Form 10-K
period 2005-12-31
Lazard Group LLC
filed 2006-03-22
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

333-126751

(Commission File Number)

LAZARD GROUP LLC

(Exact name of registrant as specified in its charter)

Delaware	51-0278097
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

30 Rockefeller Plaza

New York, New York 10020

(Address of principal executive offices)

Registrant’s telephone number: (212) 632-6000

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, none of the Registrant’s membership interests was held by non-affiliates.

As of February 28, 2006, in addition to profit participation interests, there were 99,618,749 units of common membership interests and two managing member interests outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

LAZARD GROUP LLC

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2005

i

Part I

When we use the terms “Lazard Group,” “Lazard,” “we,” “our,” “us” and “the Company,” we mean Lazard Group LLC (formerly named Lazard LLC), a Delaware limited liability company that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock are publicly traded on the New York Stock Exchange under the Symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and its respective subsidiaries. Lazard Ltd has no material assets other than indirect ownership of approximately 37.6% of the common membership interests in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries who are co-managing members of Lazard Group.

Lazard Group has two primary holders of its common membership interests: Lazard Ltd and LAZ-MD Holdings LLC (“LAZ-MD Holdings”), a holding company that is owned by current and former managing directors of Lazard Group. The Lazard Group common membership interests held by LAZ-MD Holdings are effectively exchangeable over time on a one-for-one basis with Lazard Ltd for shares of Lazard Ltd’s Class A common stock. In addition, Lazard Group has granted profit participation interests in Lazard Group to certain of its managing directors in connection with the recapitalization of Lazard Group at the time of Lazard Ltd’s equity public offering. The profit participation interests are discretionary profits interests that are intended to enable Lazard Group to compensate its managing directors in a manner consistent with historical practices.

Item 1.	Business

We are a preeminent international financial advisory and asset management firm that has long specialized in crafting solutions to the complex financial and strategic challenges of our clients. We serve a diverse set of clients around the world, including corporations, partnerships, institutions, governments and high-net worth individuals. The first Lazard partnership was established in 1848. Over time we have extended our activities beyond our roots in New York, Paris and London. We operate today from 29 cities in key business and financial centers across 16 countries throughout Europe, North America, Asia and Australia. We focus primarily on two businesses, Financial Advisory and Asset Management. We believe that the mix of our activities across business segments, geographic regions, industries and investment strategies helps to diversify and stabilize our revenue stream.

On May 10, 2005, Lazard Ltd completed the initial public offering of Class A common stock of Lazard Ltd (the “equity public offering”), the public offering of equity security units (“ESUs”) of Lazard Ltd, the private placements under an investment agreement with IXIS Corporate & Investment Bank (“IXIS”), and the private offering of the 7.12% senior notes due 2015 of Lazard Group, primarily to recapitalize Lazard Group. We refer to these financing transactions and the recapitalization, collectively, as the “recapitalization.” As part of the recapitalization, Lazard Group used the net proceeds from the financing transactions primarily to redeem the outstanding Lazard Group membership interests of its historical partners.

On May 10, 2005, Lazard Group transferred its capital markets business, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services, its merchant banking fund management activities other than its existing merchant banking business in France and specified non-operating assets and liabilities, to LFCM Holdings LLC, a Delaware limited liability company (“LFCM Holdings”). We refer to these businesses, assets and liabilities as the “separated businesses” and these transfers collectively as the “separation.” Except as otherwise expressly noted, this annual report describes Lazard’s business as if the separation was completed for all purposes and for all periods described.

As described in “Pro Forma Financial Information” in Item 8A of this annual report, because Lazard Group had, prior to the separation and recapitalization, operated as a limited liability company that was treated as a partnership for U.S. federal income tax purposes with its managing directors also being members of Lazard Group, payments for services rendered by Lazard Group’s managing directors were accounted for as distributions from members’ capital, or in some cases as minority interest in net income. As a result, Lazard Group’s operating income prior to the separation and recapitalization did not reflect most payments for services rendered by its managing directors. Accordingly, results of operations for periods prior to May 10, 2005 are not comparable to results of operations for subsequent periods.

Principal Business Lines

Our business is organized around two segments: Financial Advisory and Asset Management.

Financial Advisory

We offer corporate, partnership, institutional, government and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions, restructurings and various other corporate finance matters. We focus on solving our clients’ most complex problems, providing advice to senior management, boards of directors and business owners of prominent companies and institutions in transactions that typically are of significant strategic and financial importance to them.

Our goal is to continue to grow our Financial Advisory business by fostering long-term, senior level relationships with existing and new clients as their independent advisor on strategic transactions. We seek to build and sustain long-term relationships with our clients rather than focusing on individual transactions, a practice that we believe enhances our access to senior management of major corporations and institutions around the world. We emphasize providing clients with senior level attention during all phases of transaction execution.

While we strive to earn repeat business from our clients, we operate in a highly competitive environment in which there are no long-term contracted sources of revenue. Each revenue-generating engagement is separately negotiated and awarded. To develop new client relationships, and to develop new engagements from historical client relationships, we maintain an active dialogue with a large number of clients and potential clients, as well as with their financial and legal advisors, on an ongoing basis. We have gained a significant number of new clients each year through our business development initiatives, through recruiting additional senior investment banking professionals who bring with them client relationships and through referrals from directors, attorneys and other third parties with whom we have relationships. At the same time, we lose clients each year as a result of the sale or merger of a client, a change in a client’s senior management, competition from other investment banks and other causes.

For the years ended December 31, 2005, 2004 and 2003, Financial Advisory net revenue totaled $865 million, $655 million and $691 million, respectively, accounting for 66%, 60% and 66%, respectively, of our net revenue from continuing operations for the periods. We earned advisory revenue from 484 clients, 435 clients and 370 clients for the years ended December 31, 2005, 2004 and 2003, respectively. We earned $1 million or more from 184 clients, 136 clients and 137 clients for the years ended December 31, 2005, 2004 and 2003, respectively. For the years ended December 31, 2005, 2004 and 2003 the ten largest fee paying clients constituted 20%, 25% and 30% of our segment net revenue, respectively, with no client individually having constituted more than 10% of segment net revenue during any of these years. For the years ended December 31, 2005, 2004 and 2003, Financial Advisory reported operating income of $276 million, $212 million and $311 million, respectively, although as noted previously results of operations for periods prior to May 10, 2005 are not comparable to results of operations for subsequent periods. At December 31, 2005, 2004 and 2003, Financial Advisory had total assets of $337 million, $380 million, and $339 million, respectively.

We believe that we have been pioneers in offering financial advisory services on an international basis, with the establishment of our New York, Paris and London offices dating back to the nineteenth century. We maintain major local presences in the U.S., the U.K., France and Italy, including a network of regional branch offices in the U.S. and France, as well as presences in Australia, Canada, Germany, Hong Kong, India, Japan, the Netherlands, Sweden, Singapore, South Korea, Spain and mainland China. Our Italian office is operated as a strategic alliance with Banca Intesa S.p.A. Pursuant to the strategic alliance, Intesa holds 40% of the equity of, and a $50 million subordinated promissory note from, the entity that operates our Italian business and has representation on its board of directors, and a $150 million note issued by a financing subsidiary of Lazard Group, the latter of which is guaranteed by Lazard Group. During 2004, we also entered into a joint venture with Signatura Advisory called Signatura Lazard, which provides local and cross-border financial services in Brazil, and into a strategic alliance with MBA Banco de Inversiones regarding the provision of cross-border advisory services to institutions investing in companies in Argentina and to Argentine companies investing abroad.

In addition to seeking business centered in these locations, we historically have focused in particular on advising clients with respect to cross-border transactions. We believe that we are particularly well known for our legacy of offering broad teams of professionals who are indigenous to their respective regions and who have long-term client relationships, capabilities and know-how in their respective regions. We also believe that this positioning affords us insight around the globe into key industry, economic, government and regulatory issues and developments, which we can bring to bear on behalf of our clients.

Services Offered

We advise clients on a wide range of strategic and financial issues. When we advise companies in the potential acquisition of another company or certain assets, our services include evaluating potential acquisition targets, providing valuation analyses, evaluating and proposing financial and strategic alternatives and rendering, if appropriate, fairness opinions. We also may advise as to the timing, structure, financing and pricing of a proposed acquisition and assist in negotiating and closing the acquisition. In addition, we may assist in implementing an acquisition by acting as a dealer-manager if the acquisition is structured as a tender or exchange offer.

When we advise clients that are contemplating the sale of certain businesses, assets or their entire company, our services include advising on the appropriate sales process for the situation, valuation issues, assisting in preparing an offering memorandum or other appropriate sales materials and rendering, if appropriate, fairness opinions. We also identify and contact selected qualified acquirors and assist in negotiating and closing the proposed sale. As appropriate, we also advise our clients regarding financial and strategic alternatives to a sale including recapitalizations, spin-offs, carve-outs, split-offs and tracking stocks. Our advice includes recommendations with respect to the structure, timing and pricing of these alternatives.

For companies in financial distress, our services may include reviewing and analyzing the business, operations, properties, financial condition and prospects of the company, evaluating debt capacity, assisting in the determination of an appropriate capital structure and evaluating and recommending financial and strategic alternatives. If appropriate, we may provide financial advice and assistance in developing and seeking approval of a restructuring or reorganization plan, which may include a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or other similar court administered process in non-U.S. jurisdictions. In such cases, we may assist in all aspects of the implementation of such a plan, including advising and assisting in structuring and effecting the financial aspects of a sale or recapitalization, structuring any new securities, exchange offers, other considerations or other inducements to be offered or issued and assisting and participating in negotiations with affected entities or groups.

When we assist clients in raising private or public market financing, our services include originating and executing private placements of equity, debt and related securities, assisting clients in connection with securing, refinancing or restructuring bank loans, originating public underwritings of equity, debt and convertible securities and originating and executing private placements of partnership and similar interests in alternative investment funds such as leveraged buyout, mezzanine or real estate focused funds. In addition, we may advise on capital structure and assist in long-range capital planning and rating agency relationships.

Pursuant to the Business Alliance Agreement we entered into with LFCM Holdings in connection with the separation, LFCM Holdings underwrites and distributes U.S. securities offerings originated by our Financial Advisory business in a manner intended to be similar to our practice prior to the separation, with revenue from such offerings generally continuing to be divided evenly between Lazard Group and LFCM Holdings.

Staffing

We staff our assignments with a team of quality professionals with appropriate product and industry expertise. We pride ourselves on, and we believe we are differentiated from our competitors by, being able to offer a relatively high level of attention from senior personnel to our clients and organizing ourselves in such a way that managing directors who are responsible for securing and maintaining client relationships also actively participate in providing related transaction execution services. Our managing directors have significant experience, and many of them are able to use this experience to advise on both mergers and acquisitions and restructuring transactions, depending on our clients’ needs. Many of our managing directors and senior advisors come from diverse backgrounds, such as senior executive positions at corporations, government, law and strategic consulting, which we believe enhances our ability to offer sophisticated advice and custom solutions to our clients.

Industries Served

We seek to offer our services across most major industry groups, including, in many cases, sub-industry specialties. Our Mergers and Acquisitions managing directors and professionals are organized to provide advice in the following major industry practice areas:

•	consumer,

•	financial institutions,

•	financial sponsors,

•	healthcare and life sciences,

•	industrial,

•	power and energy,

•	real estate, and

•	technology, media and telecommunications.

These groups are managed locally in each relevant geographic region and are coordinated on a global basis, which allows us to bring local industry-specific knowledge to bear on behalf of our clients on a global basis. We believe that this enhances the quality of advice that we can offer, which improves our ability to market our capabilities to clients.

In addition to our Mergers and Acquisitions and Financial Restructuring practices, we also maintain specialties in the following distinct practice areas:

•	government advisory,

•	fund raising for alternative investment funds, and

•	corporate finance.

We endeavor to coordinate the activities of the professionals in these areas with our mergers and acquisitions industry specialists in order to offer clients customized teams of cross-functional expertise spanning both industry and practice area know-how.

Strategy

Since January 2002, when new senior management joined our firm, our focus in our Financial Advisory business has been on:

•	making a significant investment in our intellectual capital with the addition of many senior professionals who we believe have strong client relationships and industry expertise. We have recruited or promoted 79 new managing directors from January 2002 through December 31, 2005, contributing to a 40% increase, net of departures, in Financial Advisory managing director headcount over that period,

•	increasing our contacts with existing clients to further enhance our long-term relationships and our efforts in developing new client relationships,

•	expanding the breadth and depth of our industry expertise in areas such as media and general industrials and adding new practice areas such as power and energy and fund-raising for alternative investment funds,

•	coordinating our industry specialty activities on a global basis and increasing the integration of our industry experts with our Financial Restructuring professionals, and

•	broadening our geographic presence by adding new offices in the Netherlands (Amsterdam), Canada (Toronto), Australia (Sydney) and mainland China (Beijing), as well as three new regional offices in the U.S. (Atlanta, Houston and Los Angeles) and entering into new strategic alliances in two new geographies (Argentina and Brazil).

We made these investments during a period of financial market weakness, when many of our competitors were reducing senior staffing, to position ourselves to capitalize more fully on any financial services industry recovery.

In addition to the expansion of our Financial Advisory team, we believe that the following external market factors may enable our Financial Advisory practice to benefit from future growth in the global mergers and acquisitions advisory business:

•	increasing demand for independent, unbiased financial advice, and

•	a potential increase in cross-border mergers and acquisitions and large capitalization mergers and acquisitions, two of our areas of historical specialization, which experienced greater than average declines in recent years.

Going forward, our strategic emphasis in our Financial Advisory business is to leverage the investments we have made in recent years to grow our business and drive our productivity. While we will continue opportunistically to attract outstanding individuals to this practice, we anticipate that our recent managing director expansion program is now substantially complete.

Relationship with IXIS

In April 2004, Lazard Group and IXIS entered into a cooperation arrangement to place and underwrite securities on the French equity primary capital markets under a common brand, “Lazard-Ixis,” and cooperate in their respective origination, syndication and placement activities. This cooperation covers French listed companies exceeding a market capitalization of €500 million. On March 15, 2005, Lazard Group and IXIS expanded this arrangement into an exclusive arrangement within France. The cooperation arrangement also provides for an alliance in real estate advisory work with the objective of establishing a common brand for advisory and financing operations within France. It also adds an exclusive mutual referral cooperation arrangement, subject to the fiduciary duties of each firm, with the goal of referring clients from Lazard Group to IXIS for services relating to corporate banking, lending, securitizations and derivatives within France and from IXIS to Lazard Group for mergers and acquisitions advisory services within France. This expanded cooperation arrangement has an initial term of three years through May 10, 2008.

In connection with the cooperation arrangement, Lazard Group and IXIS have developed a business plan to promote mutual revenue production and sharing relating to the cooperation activities. As part of that plan, revenue from the various activities subject to the cooperation arrangement is credited towards a target weighted revenue number (the “Notional Reserve”) of €20 million (which the parties may agree to reduce if aspects of the cooperation do not take place), calculated by applying varying percentages depending on the source of the revenue plus the underwriting commissions received by IXIS for the ESUs. If at the end of the initial term of the cooperation arrangement (a) the sum of that calculation is less than the Notional Reserve, (b) the cooperation arrangement is not renewed and (c) Lazard Ltd’s common stock price fails to exceed $25 per share for a specified period, Lazard Group or its affiliate will pay IXIS or one of its affiliates the difference between the Notional Reserve and the sum of (1) the weighted revenue credits and (2) any gain IXIS has realized on a sale of its investment in our securities prior to the end of the initial term of the arrangement. The level of this potential payment would depend, among other things, on the level of revenue generated by the cooperation activities. The potential payment is limited, as of December 31, 2005, to a maximum of approximately €14 million (subject to further reduction in certain circumstances) which would only occur if the cooperation activities generate no revenue over the course of the remaining initial period of such activities and the other conditions noted above have not been met.

Asset Management

Our Asset Management business provides investment management and advisory services to institutional clients, financial intermediaries, private clients and investment vehicles around the world. Our goal in our Asset Management business is to produce superior risk-adjusted investment returns and provide investment solutions customized for our clients. Many of our equity investment strategies share an investment philosophy that centers on fundamental security selection with a focus on the trade-off between a company’s valuation and its financial productivity.

As of December 31, 2005, total assets under management (“AUM”) were $88.2 billion, approximately 80% of which was invested in equities, 13% in fixed income, 4% in alternative investments, 2% in cash and 1% in merchant banking funds. As of the same date, approximately 58% of our AUM was invested in international (i.e., non-U.S. and regional non-U.S.) investment strategies, 21% was invested in global investment strategies and 21% was invested in U.S. investment strategies, and our top ten clients and third-party relationships accounted for 27% of total AUM. Approximately 80% of our AUM as of that date was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors. Approximately 20% of AUM as of December 31, 2005 was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

The charts below illustrates the mix of our AUM as of December 31, 2005, measured by broad product strategy and by office location.

AUM BY PRODUCT	AUM BY OFFICE LOCATION

For the years ended December 31, 2005, 2004 and 2003, Asset Management net revenue totaled $466 million, $417 million and $350 million, respectively, accounting for 36%, 38% and 33%, respectively, of our net revenue from continuing operations for the periods. For the same period, Asset Management reported operating income of $116 million, $135 million and $110 million, respectively, although as noted previously results of operations for periods prior to May 10, 2005 are not comparable to results of operations for subsequent periods. At December 31, 2005, 2004 and 2003, Asset Management had $308 million, $245 million, and $199 million in total assets, respectively.

LAM and LFG

Our largest Asset Management subsidiaries are Lazard Asset Management LLC (“LAM”) with offices in New York, San Francisco, Minneapolis, London, Milan, Frankfurt, Hamburg, Tokyo, Sydney and Seoul (aggregating $77.5 billion in total AUM as of December 31, 2005), and Lazard Frères Gestion (“LFG”), headquartered in Paris (aggregating $9.9 billion in total AUM as of December 31, 2005). These operations, with 633 employees as of December 31, 2005, provide our business with a global presence and local identity.

Primary distinguishing features of these operations include:

•	a global footprint with global research, global mandates and global clients,

•	a broad-based team of approximately 190 investment professionals at December 31, 2005: LAM has approximately 165 investment professionals, which includes approximately 60 focused, in-house, investment analysts across all products and platforms, approximately 25 of whom are on our global research platform, many of whom have substantial industry or sector specific expertise, and LFG has approximately 25 investment professionals, including seven investment analysts,

•	a security selection-based investment philosophy applied across products analysis,

•	worldwide brand recognition and multi-channel distribution capabilities, and

•	a substantial equity participation in LAM held by a broad group of key employees.

Our Investment Philosophy, Process and Research.    Our investment philosophy is generally based upon a fundamental security selection approach to investing. Across many of our products, we apply three key principles to investment portfolios:

•	select securities, not markets,

•	find relative value, and

•	manage risk.

In searching for equity investment opportunities, our investment professionals generally follow an investment process that incorporates several interconnected components that may include:

•	analytical framework analysis and screening,

•	accounting validation,

•	fundamental analysis,

•	security selection and portfolio construction, and

•	risk management.

At LAM, we conduct investment research on a global basis, to develop market, industry and company specific insight. Approximately 60 investment analysts, located in our worldwide offices, conduct research and evaluate investment opportunities around the world across all products and platforms. The LAM global research platform is organized around six global industry sectors:

•	consumer goods,

•	financial services,

•	health care,

•	industrials,

•	power, and

•	technology, media and telecommunications.

Our analysts recommend companies to portfolio managers and work with them on an ongoing basis to make buy and sell decisions.

At LFG, seven investment analysts conduct research and evaluate investment opportunities, primarily focused on large capitalization European companies.

Investment Strategies.    Our Asset Management business provides equity, fixed income and cash management and alternative investment strategies to clients, paying close attention to clients’ varying and expanding investment needs. We offer the following product platform of investment strategies:

	Global	Regional	Domestic
Equities

Global

Large Capitalization

Small Capitalization

Emerging Markets

Thematic

Convertibles*

Infrastructure

EAFE (Non-U.S.)

Large Capitalization

Small Capitalization

Multi-Capitalization

Global Ex

Global Ex-U.K.

Global Ex-Japan

Global Ex-Australia

Pan-European Large Capitalization Small Capitalization Eurozone Large Capitalization** Small Capitalization** Continental European Small Cap Multi Cap Eurozone (i.e., Euro Bloc) Euro-Trend (Thematic)

U.S.

Large Capitalization**

Mid Capitalization

Small Capitalization

Multi-Capitalization

Other

U.K. (Large Capitalization)

U.K. (Small Capitalization)

Australia

France (Large Capitalization)*

France (Small Capitalization)*

Japan**

Fixed Income and Cash Management	Global Core Fixed Income High Yield Short Duration	Pan-European Core Fixed Income High Yield Cash Management* Eurozone Fixed Income** Cash Management* Corporate Bonds**	U.S. Core Fixed Income High Yield Short Duration Municipals Cash Management* Non-U.S. U.K. Fixed Income

Alternative	Global Global Opportunities (Long/Short) Fund of Hedge Funds Fund of Closed-End Funds	Regional European Explorer (Long/Short) Emerging Income Japan (Long/Short)

All of the above strategies are offered by LAM, except for those denoted by *, which are offered exclusively by LFG. Investment strategies offered by both LAM and LFG are denoted by **.

In addition to the primary investment strategies listed above, we also provide locally customized investment solutions to our clients. In many cases, we also offer both diversified and more concentrated versions of our products. These products are generally offered on a separate account basis, as well as through pooled vehicles.

Distribution.    We distribute our products through a broad array of marketing channels on a global basis. LAM’s marketing, sales and client service efforts are organized through a global market delivery and service network, with distribution professionals located in New York, San Francisco, London, Milan, Frankfurt, Hamburg, Tokyo, Sydney and Seoul. We have developed a well-established presence in the institutional asset management arena, managing money for corporations, labor unions and public pension funds around the world. In addition, we manage assets for insurance companies, savings and trust banks, endowments, foundations and charities.

We also have become a leading firm in third-party distribution, managing mutual funds and separately managed accounts for many of the world’s largest broker-dealers, insurance companies, registered advisors and other financial intermediaries. In the area of wealth management, we cater to family offices and private clients.

LFG markets and distributes its products through 14 sales professionals based in France who target directly both individual and institutional investors.

The managing directors of LAM and other key LAM employees hold LAM equity units, which entitle their holders to payments in connection with selected fundamental transactions affecting Lazard Group or LAM. For more information regarding these rights see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Merchant Banking

Lazard Group has a long history of making merchant banking investments with its own capital, usually alongside capital of qualified institutional and individual investors. These activities typically are organized in funds that make substantial or controlling investments in private or public companies, generally through privately negotiated transactions and with a view to divestment within two to seven years. While potentially risky and frequently illiquid, such investments when successful can yield investors substantial returns on capital and generate attractive management and performance fees for the sponsor of such funds.

As a part of the separation, we transferred to LFCM Holdings all of our merchant banking fund management activities, except for our merchant banking business in France, which is regulated as part of our Paris-based banking affiliate, Lazard Frères Banque SA (“LFB”). We also transferred to LFCM Holdings principal investments by Lazard Group in the funds managed as part of the separated businesses, while we retained our investment in our French merchant banking funds.

LFCM Holdings operates the merchant banking business transferred to it in the separation. Consistent with Lazard Group’s intent to support the development of the merchant banking business, including investing capital in future funds to be managed or formed by the merchant banking subsidiary of LFCM Holdings, and in order to benefit from what we believe to be the potential of this business, Lazard Group will be entitled to receive from LFCM Holdings all or a portion of the payments from the incentive fees attributable to these funds (net of compensation payable to investment professionals who manage these funds) pursuant to the business alliance agreement between us and LFCM Holdings. In addition, pursuant to the business alliance agreement, we have an option to acquire the merchant banking business owned by LFCM Holdings and have the right to participate in the oversight of LFCM Holdings’ funds and consent to certain actions. We will continue to abide by our obligations with respect to transferred funds and agreed not to compete with LFCM Holdings’ merchant banking business during the duration of our option to acquire this business.

As of December 31, 2005, Lazard Group’s merchant banking business in France, with 10 employees, consisted of a group of private equity funds and an affiliated management company with approximately $800 million of AUM. Lazard Group’s investments in these funds totaled approximately $5 million as of December 31, 2005. On February 25, 2005, Lazard Group formed Corporate Partners II, Limited, a new private equity fund with $1 billion of institutional capital commitments and a $100 million capital commitment from us, the principal portion of which may require funding, at any time through 2010. As of December 31, 2005, Lazard Group has contributed $89 thousand of its capital commitment, which is recorded as a long-term investment.

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

In July 2005, LFCM Holdings formed a new private equity fund, Lazard Senior Housing Partners LP. The first closing of the fund has the ability to raise up to a maximum of $550 million of capital commitments, including a minimum and maximum capital commitment from Lazard Group of $10 million and $27 million, respectively, the principal portion of which will require funding at any time through 2008. In connection with such capital commitment, Lazard funded $622 thousand as of December 31, 2005. In addition, pursuant to a January 2006 capital call, the Company funded an additional $1.6 million in January 2006.

Pursuant to the business alliance agreement, Lazard Group has certain other limited partner capital commitments to planned investment funds to be managed and controlled by LFCM Holdings, all of which commitments are contingent upon the formation of such investment funds. As of December 31, 2005 these capital commitments are as follows—Lazard Technology Partners III—10% of the total fund capital commitments, with a minimum and maximum commitment from Lazard Group of $15 million and $20 million, respectively; Lazard European Mid-Market Buyout Fund—10% of the total fund capital commitments, with a maximum capital commitment by Lazard Group of 50 million Euros; Lazard Structured Finance Investors LLC—$10 million. As of December 31, 2005, none of these investment funds has been formed and Lazard Group has not made any payment toward such contingent capital commitments.

Strategy

Our strategic plan in our Asset Management business is to focus on delivering superior investment performance and client service and broadening our product offerings and distribution in selected areas in order to continue to drive improved business results. In March 2004, we undertook a senior management transition at LAM to put in place the next generation of leadership and to better position the business to execute our strategic plan. Over the past two years, in an effort to improve LAM’s operations and expand our business, we have:

•	focused on enhancing our investment performance,

•	improved our investment management platform by adding a number of senior investment professionals (including portfolio managers and analysts),

•	strengthened our marketing capabilities by establishing a global consultant relations effort aimed at improving our relations with the independent consultants who advise many of our clients on the selection of investment managers,

•	expanded our product platform by “lifting-out” experienced portfolio managers to establish new products, and

•	launched new products such as a European long/short strategy, several Japan long/short strategies, two closed end funds (“Lazard World Dividend and Income Fund, Inc.”, and “Lazard Global Total Return and Income Fund, Inc.”), a global listed infrastructure strategy, and the new “Lazard UK Omega” strategy.

We believe that our asset management business has long maintained an outstanding team of portfolio managers and global research analysts. We intend to maintain and supplement our intellectual capital to achieve our goals. We also believe that our specific investment strategies, global reach, unique brand identity and access to multiple distribution channels will allow it to leverage into new investment products, strategies and geographic locations. In addition, we plan to expand our participation in merchant banking activities through investments in new and successor funds.

Employees

We believe that our people are our most important asset, and it is their reputation, talent, integrity and dedication that underpin our success. As of December 31, 2005, we employed 2,191 people, which includes 123 managing directors and 492 other professionals in our Financial Advisory segment and 38 managing directors and 278 other professionals in our Asset Management segment. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees worldwide. We utilize an evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for improved performance. Generally, our employees are not subject to any collective bargaining agreements, except that our employees in certain of our European offices, including France and Italy, are covered by national, industry-wide collective bargaining agreements. We believe that we have good relations with our employees.

Competition

The financial services industry, and all of the businesses in which we compete, are intensely competitive, and we expect them to remain so. Our competitors are other investment banking and financial advisory firms, broker-dealers, commercial and “universal” banks, insurance companies, investment management firms, hedge fund management firms, merchant banking firms and other financial institutions. We compete with some of our competitors globally and with others on a regional, product or niche basis. We compete on the basis of a number of factors, including quality of people, transaction execution skills, investment track record, quality of client service, individual and institutional client relationships, absence of conflicts, range of products and services, innovation, brand recognition and business reputation.

While our competitors vary by country in our Mergers and Acquisitions practice, we believe our primary competitors in securing mergers and acquisitions advisory engagements are Bear Stearns, Citigroup, Credit Suisse First Boston, Goldman, Sachs & Co., JPMorgan Chase, Lehman Brothers, Mediobanca, Merrill Lynch, Morgan Stanley, Rothschild and UBS. In our Financial Restructuring practice our primary competitors are The Blackstone Group, Greenhill & Co. and Rothschild.

We believe that our primary competitors in our Asset Management business include, in the case of LAM, Alliance Bernstein, AMVESCAP, Brandes Investment Partners, Capital Management & Research, Fidelity, Lord Abbett and Schroders and, in the case of LFG, Swiss private banks with offices in France as well as large institutional banks and fund managers. We face competition in merchant banking both in the pursuit of outside investors for our merchant banking funds and to acquire investments in attractive portfolio companies. We compete with hundreds of other funds, many of which are subsidiaries of or otherwise affiliated with large financial service providers.

Competition is also intense in each of our businesses for the attraction and retention of qualified employees, and we compete on the level and nature of compensation and equity-based incentives for key employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

In recent years there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wider range of products than we offer, including loans, deposit taking, insurance and brokerage services. Many of these firms also have more extensive asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenue in an effort to gain market share, which could result in pricing pressure in our businesses. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors.

Regulation

Our businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our stockholders or creditors. Many of our affiliates that participate in securities markets are subject to comprehensive regulations that include some form of capital structure regulations and other customer protection rules. In the U.S., certain of our subsidiaries are subject to such regulations promulgated by the SEC and/or the NASD. Standards, requirements and rules implemented throughout the European Union are broadly comparable in scope and purpose to the regulatory capital and customer protection requirements imposed under the SEC and NASD rules. European Union directives also permit local regulation in each jurisdiction, including those in which we operate, to be more restrictive than the requirements of such directives, and these sometimes burdensome local requirements can result in certain competitive disadvantages to us.

In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. The exchanges, the NASD and the National Futures Association are voluntary, self-regulatory bodies composed of members, such as our broker-dealer subsidiaries, that have agreed to abide by the respective bodies’ rules and regulations. Each of these, and non-U.S. regulatory organizations, may examine the activities of, and may expel, fine and otherwise discipline, member firms and their employees. The laws, rules and regulations comprising this framework of regulation and the interpretation and enforcement of existing laws, rules and regulations are constantly changing. The effect of any such changes cannot be predicted and may impact the manner of operation and profitability of our company.

Our U.S. broker-dealer subsidiary, Lazard Frères & Co. LLC, through which we conduct our U.S. Financial Advisory business, is currently registered as a broker-dealer with the SEC, the NASD, and as a broker- dealer in all 50 states, the District of Columbia and Puerto Rico. As such, Lazard Frères & Co. LLC is subject to regulations governing effectively every aspect of the securities business, including the effecting of securities transactions, minimum capital requirements, record-keeping and reporting procedures, relationships with customers, experience and training requirements for certain employees and business procedures with firms that are not members of certain regulatory bodies. Lazard Asset Management Securities LLC, a subsidiary of LAM, also is registered as a broker-dealer with the SEC, the NASD and in all 50 states, the District of Columbia and Puerto Rico. Certain U.K. subsidiaries of Lazard Group, including Lazard & Co., Limited, Lazard Fund Managers Limited and Lazard Asset Management Limited, which we refer to in this annual report as, the “U.K. subsidiaries,” are regulated by the Financial Services Authority or “FSA.”

Lazard Frères SAS, our French subsidiary, is subject to regulation by the Comité de la Réglementation Bancaire et Financière for its banking activities, conducted though its affiliate LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of Lazard Frères SAS, primarily LFG (asset management) and Fonds Partenaires Gestion (merchant banking), are subject to regulation and supervision by the Autorité des Marchés Financiers (AMF). Our business is also subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate.

Our U.S. broker-dealer subsidiaries, including Lazard Frères & Co. LLC, are subject to the SEC’s uniform net capital rule, Rule 15c3-1, and the net capital rules of the NASD, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiaries. The uniform net capital rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. The NASD may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below its requirements. In addition, our broker-dealer subsidiaries are subject to certain notification requirements related to withdrawals of excess net capital. Our broker-dealer subsidiaries are also subject to regulations including the USA PATRIOT Act of 2001, which impose obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence and other compliance policies and procedures. Failure to comply with these requirements may result in monetary, regulatory and, in certain cases, criminal penalties.

Certain of our Asset Management subsidiaries are registered as investment advisers with the SEC. As registered investment advisers, each is subject to the requirements of the Investment Advisers Act and the SEC’s regulations thereunder. Such requirements relate to, among other things, the relationship between an adviser and its advisory clients, as well as general anti-fraud prohibitions. LAM serves as an adviser to several mutual funds which are registered under the Investment Company Act. The Investment Company Act regulates, among other things, the relationship between a mutual fund and its investment adviser (and other service providers) and prohibits or severely restricts principal transactions between an adviser and its advisory clients, imposes record- keeping and reporting requirements, disclosure requirements, limitations on trades where a single broker acts as the agent for both the buyer and seller (known as “agency cross”), and limitations on affiliated transactions and joint transactions. Lazard Asset Management Securities LLC, a subsidiary of LAM, serves as the underwriter or distributor for mutual funds and hedge funds managed by LAM, and as an introducing broker to Lazard Capital Markets LLC for unmanaged accounts of LAM’s private clients.

In addition, the Japanese Ministry of Finance and the Financial Supervisory Agency in Japan as well as Australian and German banking authorities, among others, regulate various of our operating entities and also have capital standards and other requirements comparable to the rules of the SEC.

Regulators are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion or other disciplining of a broker-dealer or its directors, officers or employees.

Over the past several years, European Union financial services regulators have taken steps to institute consolidated supervision over a wide range of financial services companies that conduct business in the European Union, even if their head offices are located outside of the European Union. Under the Financial Conglomerates Directive (2002/87/EC), we, along with a number of our competitors, were required to submit to consolidated supervision by a European Union financial services regulator commencing on January 1, 2005, unless we were already subject to “equivalent” supervision by another regulator. During 2004, the SEC issued final regulations establishing a consolidated supervision framework for investment banks. Under these regulations, we can voluntarily submit to a stringent framework of rules relating to group-wide capital levels, internal risk management control systems and regulatory reporting requirements. We have elected to become subject to consolidated supervision by the SEC and formally notified the SEC of our intention in December 2004.

We are working with the SEC to fully understand the consequences of submitting to its consolidated supervision framework. We are unable at this time to accurately predict the impact that these regulations will have on our businesses and financial results. It is possible that these regulations may ultimately require that we increase our regulatory capital, which may adversely affect our profitability and result in other increased costs.

Executive Officers of the Registrant

Set forth below are the name, age, present title, principal occupation and certain biographical information for our executive officers as of March 1, 2006, all of whom have been appointed by, and serve at the pleasure of, our board of directors.

Bruce Wasserstein, 58

Mr. Wasserstein has served as Chairman and Chief Executive Officer of Lazard Group and Lazard Ltd since May 2005. Mr. Wasserstein has served as a director of Lazard Group since January 2002 and as a director of Lazard Ltd since April 2005. Mr. Wasserstein served as the Head of Lazard and Chairman of the Executive Committee of Lazard Group from January 2002 until May 2005. Prior to joining Lazard, Mr. Wasserstein was Executive Chairman at Dresdner Kleinwort Wasserstein from January 2001 to November 2001. Prior to joining Dresdner Kleinwort Wasserstein, he served as CEO of Wasserstein Perella Group (an investment banking firm he co-founded) from February 1988 to January 2001, when Wasserstein Perella Group was sold to Dresdner Bank. Prior to founding Wasserstein Perella Group, Mr. Wasserstein was the Co-Head of Investment Banking at The First Boston Corporation. Prior to joining First Boston, Mr. Wasserstein was an attorney at Cravath, Swaine & Moore. Mr. Wasserstein also currently serves as Chairman of Wasserstein & Co., LP, a private merchant bank.

Michael J. Castellano, 59

Mr. Castellano has served as Chief Financial Officer of Lazard Ltd since May 2005. Mr. Castellano has served as a Managing Director and Chief Financial Officer of Lazard Group since August 2001. Prior to joining Lazard, Mr. Castellano held various senior management positions at Merrill Lynch & Co. from August 1991 to August 2001, including Senior Vice President—Chief Control Officer for Merrill Lynch’s capital markets businesses, Chairman of Merrill Lynch International Bank and Senior Vice President —Corporate Controller. Prior to joining Merrill Lynch & Co., Mr. Castellano was a partner with Deloitte & Touche where he served a number of investment banking clients over the course of his 24 years with the firm.

Steven J. Golub, 60

Mr. Golub has served as Vice Chairman and Chairman of the Financial Advisory Group of Lazard Ltd since May 2005. Mr. Golub has served as Vice Chairman of Lazard Group since October 2004 and as a Managing Director of Lazard Group since January 1986. Mr. Golub previously served as Chief Financial Officer from July 1997 to August 2001. Mr. Golub also served as a Senior Vice President of Lazard from May 1984 to January 1986. Prior to joining Lazard, Mr. Golub was a Partner at Deloitte Haskins & Sells from July 1980 to May 1984. Prior to joining Deloitte Haskins & Sells, he served as the Deputy Chief Accountant in the Chief Accountant’s Office of the Securities and Exchange Commission from January 1979 to June 1980. Mr. Golub currently serves on the board of directors of Minerals Technologies Inc.

Scott D. Hoffman, 43

Mr. Hoffman has served as General Counsel of Lazard Ltd since May 2005. Mr. Hoffman has served as a Managing Director of Lazard Group since January 1999 and General Counsel of Lazard Group since January 2001. Mr. Hoffman previously served as Vice President and Assistant General Counsel from February 1994 to December 1997 and as a Director from January 1998 to December 1998. Prior to joining Lazard, Mr. Hoffman was an attorney at Cravath, Swaine & Moore.

Charles G. Ward, III, 53

Mr. Ward has served as President and Chairman of the Asset Management Group of Lazard Ltd since May 2005. Mr. Ward has served as President and a Managing Director of Lazard Group since February 2002. Prior to joining Lazard, he was variously the Head or Co-Head of Global Investment Banking and Private Equity of Credit Suisse First Boston, or “CSFB,” from February 1994 to February 2002. Mr. Ward also served as a member of the Executive Board of CSFB from February 1994 to February 2002 and as President of CSFB from April 2000 to November 2000. Prior to joining CSFB, Mr. Ward co-founded Wasserstein Perella Group in February 1988 and served as President of Wasserstein Perella & Co. from January 1990 to February 1994. Prior to serving at Wasserstein Perella & Co., Mr. Ward was Co-Head of Mergers and Acquisitions and the Media Group at The First Boston Corporation where he worked from July 1979 to February 1988.

Where You Can Find Additional Information

Lazard Group files current, annual and quarterly reports and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the SEC. You may read and copy any document the company files at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company’s SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov.

Our public internet site is http://www.lazard.com. and the investor relations section of our public internet site is located at http://www.lazard.com/investorrelations/SEC-filings.html. We will make available free of charge, on or through the investor relations section of our internet site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information or reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request of the Investor Relations Department, are charters for Lazard Ltd’s Audit Committee, Compensation Committee and Nominating & Governance Committee. Copies of these charters and Lazard Ltd’s Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees are also posted on our website in the “Corporate Governance” section.

Item 1A.	Risk Factors

You should carefully consider the following risks and all of the other information set forth in this annual report, including our consolidated financial statements and related notes. The following risks comprise material risks of which we are aware. If any of the events or developments described below actually occurred, our business, financial condition or results of operations would likely suffer.

Risks Related to Our Business

Our ability to retain our managing directors and other key professional employees is critical to the success of our business, including maintaining compensation levels at an appropriate level of costs, and failure to do so may materially adversely affect our results of operations and financial position.

Our people are our most important resource. We must retain the services of our managing directors and other key professional employees, and strategically recruit and hire new talented employees, to obtain and successfully execute the advisory and asset management engagements that generate substantially all our revenue.

Lazard Group has experienced several significant events in recent years, including our unification under one global firm, the transition to new senior management and our recent transformation from a private to a public company, and our industry in general continues to experience change and competitive pressures for retaining top talent, each of which makes it more difficult for us to retain professionals. If any of our managing directors and other key professional employees were to join an existing competitor or form a competing company or otherwise leave us, some of our clients could choose to use the services of that competitor or some other competitor instead of our services. The employment arrangements, non-competition agreements and retention agreements we have entered into with our managing directors and other key professional employees may not prevent our managing directors and other key professional employees from resigning from practice or competing against us. In addition, these arrangements and agreements have a limited duration and will expire after a certain period of time. Since our transformation to a public company, we continue to be subject to the intense competition in the financial services industry regarding the recruitment and retention of key professionals, and have experienced a few departures from and added to our professional ranks as a result. In connection with our recent transformation to a public company we adopted a compensation policy that provides that our employee compensation and benefits expense, including amounts payable to our managing directors, will not exceed 57.5% of operating revenue (although we retain the ability to change this policy in the future). For the year ended December 31, 2005, such employee compensation and benefits expenses were 57.0% of operating revenue.

During periods of favorable market conditions we would expect to be able to achieve this target without negatively impacting the financial packages for our managing directors and other key employees. However during periods of adverse market conditions we may face additional retention pressures as a result of potential reductions in payments for services rendered by our managing directors and other key employees. As a result of the intense competition for financial services professionals, we, like our competitors, may not be able to retain each of the key employees and managing directors that we desire to keep and, even if we can, we may not be able to retain them at compensation levels that will allow us to achieve our target ratio of compensation expense-to-operating revenue. We do not believe that our target ratio of compensation expense-to-operating revenue has had a materially adverse impact on the retention of managing directors to date, nor do we believe that their retention, has had a material adverse impact on our ability to achieve this target ratio.

Difficult market conditions can adversely affect our business in many ways, including by reducing the volume of the transactions involving our Financial Advisory business and reducing the value or performance of the assets we manage in our Asset Management business, which, in each case, could materially reduce our revenue or income and adversely affect our financial position.

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. For example, revenue generated by our Financial Advisory business is directly related to the volume and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the volume and value of mergers and acquisitions transactions may decrease, thereby reducing the demand for our Financial Advisory services and increasing price competition among financial services companies seeking such engagements. Our results of operations would be adversely affected by any such reduction in the volume or value of mergers and acquisitions transactions. In addition, our profitability would be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. The future market and economic climate may deteriorate because of many factors, including rising interest rates or inflation, terrorism or political uncertainty.

Within our Financial Advisory business, we have typically seen that, during periods of economic strength and growth, our Mergers and Acquisitions practice historically has been more active and our Financial Restructuring practice has been less active. Conversely, during periods of economic weakness and slowdown, we typically have seen that our Financial Restructuring practice has been more active and our Mergers and Acquisitions practice has been less active. As a result, our revenue from our Financial Restructuring practice has tended to correlate negatively to our revenue from our Mergers and Acquisitions practice over the course of business cycles. These trends are cyclical in nature and subject to periodic reversal. However, these trends do not cancel out the impact of economic conditions in our Financial Advisory business, which may be adversely affected by a downturn in economic conditions leading to decreased Mergers and Acquisitions practice activity, notwithstanding improvements in our Financial Restructuring practice. Moreover, revenue improvements in our Mergers and Acquisitions practice in strong economic conditions could be offset in whole or in part by any related revenue declines in our Financial Restructuring practice. While we generally have experienced a counter-cyclical relationship between our Mergers and Acquisitions practice and our Financial Restructuring practice, this relationship may not continue in the future.

Our Asset Management business also would be expected to generate lower revenue in a market or general economic downturn. Under our Asset Management business’ arrangements, investment advisory fees we receive typically are based on the market value of AUM. Accordingly, a decline in the prices of securities would be expected to cause our revenue and income to decline by:

•	causing the value of our AUM to decrease, which would result in lower investment advisory fees,

•	causing negative absolute performance returns for some accounts which have performance-based incentive fees, resulting in a reduction of revenue from such fees, and/or

•	causing some of our clients to withdraw funds from our Asset Management business in favor of investments they perceive as offering greater opportunity or lower risk, which also would result in lower investment advisory fees

If our Asset Management revenue declines without a commensurate reduction in our expenses, our net income will be reduced. In addition, in the event of a market downturn, our merchant banking practice also may be impacted by reduced exit opportunities in which to realize the value of its investments.

A majority of our revenue is derived from Financial Advisory fees, which are not long-term contracted sources of revenue and are subject to intense competition, and declines in our Financial Advisory engagements could have a material adverse effect on our financial condition and results of operations.

We historically have earned a substantial portion of our revenue from advisory fees paid to us by our Financial Advisory clients, which fees usually are payable upon the successful completion of a particular transaction or restructuring. For example, for the year ended December 31, 2005, Financial Advisory services accounted for approximately 66% of our net revenue from continuing operations. We expect that we will continue to rely on Financial Advisory fees for a substantial portion of our revenue for the foreseeable future, and a decline in our advisory engagements or the market for advisory services would adversely affect our business, financial condition and results of operations.

In addition, we operate in a highly competitive environment where typically there are no long-term contracted sources of revenue. Each revenue-generating engagement typically is separately awarded and negotiated. In addition, many businesses do not routinely engage in transactions requiring our services, and, as a consequence, our fee paying engagements with many clients are not likely to be predictable. We also lose clients each year as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and other causes. As a result, our engagements with clients are constantly changing, and our Financial Advisory fees could decline quickly due to the factors discussed above.

There will not be a consistent pattern in our financial results from period to period, which may make it difficult for us to achieve steady earnings growth on a quarterly basis.

We experience significant fluctuations in revenue and profits. These fluctuations generally can be attributed to the fact that we earn a significant portion of our Financial Advisory revenue upon the successful completion of a merger or acquisition transaction or a restructuring, the timing of which is uncertain and is not subject to our control. In addition, our Asset Management revenue is particularly sensitive to fluctuations in our AUM. Asset Management fees are often based on AUM as of the end of a quarter or month. As a result, a reduction in assets at the end of a quarter or month (as a result of market depreciation, withdrawals or otherwise) will result in a decrease in management fees. As a result of quarterly fluctuations, it may be difficult for us to achieve steady earnings growth on a quarterly basis.

In many cases, we are paid for advisory engagements only upon the successful consummation of the underlying merger or acquisition transaction or restructuring. As a result, our Financial Advisory business is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, a client could delay or terminate an acquisition transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board of directors or stockholder approvals, failure to secure necessary financing, adverse market conditions or because the target’s business is experiencing unexpected operating or financial problems. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness due to a failure to reach agreement with its principal creditors. In these circumstances, we often do not receive any advisory fees other than the reimbursement of certain expenses despite the fact that we devote resources to these transactions. Accordingly, the failure of one or more transactions to close either as anticipated or at all could materially adversely affect our business, financial condition or results of operations. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

If the number of debt defaults, bankruptcies or other factors affecting demand for our Financial Restructuring services declines, or we lose business to certain new entrants to the financial restructuring advisory practice who are no longer precluded from offering such services due to changes to the U.S. Bankruptcy Code, our Financial Restructuring practice’s revenue could suffer.

We provide various financial restructuring and restructuring-related advice to companies in financial distress or to their creditors or other stakeholders. The fees from financial restructuring related services have been a significant part of our Financial Advisory revenue. A number of factors affect demand for these advisory services, including general economic conditions, the availability and cost of debt and equity financing and changes to laws, rules and regulations, including deregulation or privatization of particular industries and those that protect creditors.

The requirement of Section 327 of the U.S. Bankruptcy Code requiring that one be a “disinterested person” to be employed in a restructuring has recently been modified. While the “disinterested person” definition of the U.S. Bankruptcy Code, as previously in effect, disqualified certain of our competitors, it historically had not often disqualified us from obtaining a role in a restructuring because we have not been a significant underwriter of securities. The change to the “disinterested person” definition causing a person not to be disqualified by means of its status as an underwriter of securities could allow for more financial services firms to compete for restructuring engagements as well as with respect to the recruitment and retention of professionals. If our competitors succeed in being retained in new restructuring engagements, our Financial Restructuring practice, and thereby our results of operations, could be materially adversely affected.

We could lose clients and suffer a decline in our Asset Management revenue and earnings if the investments we choose in our Asset Management business perform poorly or if we lose key employees, regardless of overall trends in the prices of securities.

Investment performance affects our AUM relating to existing clients and is one of the most important factors in retaining clients and competing for new Asset Management business. Poor investment performance could impair our revenue and growth because:

•	existing clients might withdraw funds from our Asset Management business in favor of better performing products, which would result in lower investment advisory fees,

•	our incentive fees, which provide us with a set percentage of returns on some alternative investment and merchant banking funds and other accounts, would decline,

•	third-party financial intermediaries, advisors or consultants may rate our products poorly, which may result in client withdrawals and reduced asset flows from these third parties or their clients, or

•	firms with which we have strategic alliances may terminate such relationships with us, and future strategic alliances may be unavailable.

If key employees were to leave our Asset Management business, whether to join a competitor or otherwise, we may suffer a decline in revenue or earnings and suffer an adverse effect on our financial position. Loss of key employees may occur due to perceived opportunity for promotion, increased compensation, work environment or other individual reasons, some of which may be beyond our control.

Our investment style in our Asset Management business may underperform other investment approaches, which may result in significant client or asset departures or a reduction in AUM.

Even when securities prices are rising generally, performance can be affected by investment style. Many of the equity investment strategies in our Asset Management business share a common investment orientation towards fundamental security selection. We believe this style tends to outperform the market in some market environments and underperform it in others. In particular, a prolonged growth environment may cause this investment strategy to go out of favor with some clients, consultants or third-party intermediaries. In combination with poor performance relative to peers, changes in personnel, extensive periods in particular market environments or other difficulties, this may result in significant client or asset departures or a reduction in AUM.

Because our clients can remove the assets we manage on short notice, we may experience unexpected declines in revenue and profitability.

Our investment advisory contracts are generally terminable upon very short notice. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. Poor performance relative to other investment management firms tends to result in decreased investments in our investment products, increased redemptions of our investment products, and the loss of institutional or individual accounts or strategic alliances. In addition, the ability to terminate relationships may allow clients to renegotiate for lower fees paid for asset management services.

In addition, in the U.S., as required by the Investment Company Act, each of our investment advisory contracts with the mutual funds we advise or subadvise automatically terminates upon its “assignment.” Each of our other investment advisory contracts subject to the provisions of the Investment Advisers Act of 1940, as amended, as required by this act, provides that the contract may not be “assigned” without the consent of the customer. A sale of a sufficiently large block of shares of our voting securities or other transactions could be deemed an “assignment” in certain circumstances. An assignment, actual or constructive, would trigger these termination provisions and could adversely affect our ability to continue managing client accounts.

Access to clients through intermediaries is important to our Asset Management business, and reductions in referrals from such intermediaries or poor reviews of our products or our organization by such intermediaries could materially reduce our revenue and impair our ability to attract new clients.

Our ability to market our Asset Management services relies in part on receiving mandates from the client base of national and regional securities firms, banks, insurance companies, defined contribution plan administrators, investment consultants and other intermediaries. To an increasing extent, our Asset Management business uses referrals from accountants, lawyers, financial planners and other professional advisors. The inability to have this access could materially adversely affect our Asset Management business. In addition, many of these intermediaries review and evaluate our products and our organization. Poor reviews or evaluations of either the particular product or of us may result in client withdrawals or an inability to attract new assets through such intermediaries.

Our historical merchant banking activities involve increased levels of investments in relatively high-risk, illiquid assets, and we may lose some or all of the principal amount that we invest in these activities or fail to realize any profits from these activities for a considerable period of time.

We intend to expand our participation in merchant banking activities through investments in new and successor funds, and we may exercise our option under the business alliance agreement between Lazard Group and LFCM Holdings to acquire the merchant banking business and related principal investments from LFCM Holdings.

The revenue from this business is derived primarily from management fees calculated as a percentage of AUM and incentive fees, which are earned if investments are profitable over a specified threshold. Our ability to form new merchant banking funds is subject to a number of uncertainties, including past performance of our funds, market or economic conditions, competition from other fund managers and the ability to negotiate terms with major investors. In addition, the payments we are entitled to receive from LFCM Holdings under the terms of the business alliance agreement in respect of our continued involvement with LFCM Holdings are based on the carried interests received in connection with LFCM Holdings-managed funds.

In addition, we expect to make principal investments in new merchant banking funds that may be established by us or by LFCM Holdings, and to continue to hold principal investments in several merchant banking funds managed by LFCM Holdings. The kinds of investments made by these funds are generally in relatively high-risk, illiquid assets. Contributing capital to these funds is risky, and we may lose some or all of the principal amount of our investments. Because it may take several years before attractive investment opportunities are identified, some or all of the capital committed by us to these funds is likely to be invested in government securities, other short-term, highly rated debt securities and money market funds that traditionally have offered investors relatively lower returns. In addition, the investments in these funds are adjusted for accounting purposes to fair market value at the end of each quarter, and our allocable share of these gains or losses will affect our revenue, even though such market fluctuations may have no cash impact, which could increase the volatility of our earnings. It takes a substantial period of time to identify attractive merchant banking opportunities, to raise all the funds needed to make an investment and then to realize the cash value of an investment through resale. Even if a merchant banking investment proves to be profitable, it may be several years or longer before any profits can be realized in cash or other proceeds.

We face strong competition from financial services firms, many of whom have the ability to offer clients a wider range of products and services than we can offer, which could lead to pricing pressures that could materially adversely affect our revenue and profitability.

The financial services industry is intensely competitive, and we expect it to remain so. We compete on the basis of a number of factors, including the quality of our employees, transaction execution, our products and services, innovation, reputation and price. We have experienced intense fee competition in some of our businesses in recent years, and we believe that we will experience pricing pressures in these and other areas in the future as some of our competitors seek to obtain increased market share by reducing fees.

We face increased competition due to a trend toward consolidation. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking, including financial advisory services, with commercial banking, insurance and other financial services in an effort to gain market share, which could result in pricing pressure in our businesses.

An inability to access the debt and equity capital markets as a result of our debt and equity security obligations, credit ratings or other factors could impair our liquidity, increase our borrowing costs or otherwise adversely affect our competitive position or results of operations.

As of December 31, 2005, Lazard Group and its subsidiaries had approximately $1.25 billion in debt outstanding. This debt has certain mandated payment obligations, which may constrain our ability to operate our business. In addition, in the future we may need to incur debt or issue equity in order to fund our working capital requirements or refinance existing indebtedness, as well as to make acquisitions and other investments. The amount of our debt obligations may impair our ability to raise debt or issue equity for financing purposes. Our access to funds also may be impaired if regulatory authorities take significant action against us, or if we discover that any of our employees had engaged in serious unauthorized or illegal activity. In addition, our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. These ratings are assigned by rating agencies, which may reduce or withdraw their ratings or place us on “credit watch” with negative implications at any time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may pursue acquisitions or joint ventures that could present unforeseen integration obstacles or costs.

We have in the past pursued joint ventures and other transactions aimed at expanding the geography and scope of our operations. In 2002 we entered into a business alliance in Italy with Banca Intesa S.p.A., or “Intesa,” and in 2004 we established a joint venture in Brazil with Signatura Advisors Ltda. We also have entered into a cooperation arrangement with IXIS to promote mutually beneficial revenue production and sharing relating to cooperation activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Business—Principal Business Lines—Financial Advisory—Relationship with IXIS.” We expect to continue to explore partnership opportunities that we believe to be attractive. In addition, with publicly traded securities to potentially use to finance acquisitions, we believe that we will have greater opportunities and flexibility to pursue acquisitions and other similar transactions. While we are not currently in negotiations with respect to new material acquisitions or material joint ventures, we routinely assess our strategic position and may in the future seek acquisitions or other transactions to further enhance our competitive position.

Acquisitions and joint ventures involve a number of risks and present financial, managerial and operational challenges, including potential disruption of our ongoing business and distraction of management, difficulty with integrating personnel and financial and other systems, hiring additional management and other critical personnel and increasing the scope, geographic diversity and complexity of our operations. Our clients may react unfavorably to our acquisition and joint venture strategy, we may not realize any anticipated benefits from acquisitions, and we may be exposed to additional liabilities of any acquired business or joint venture, any of which could materially adversely affect our revenue and results of operations.

Employee misconduct could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm, and this type of misconduct is difficult to detect and deter.

Recently, there have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry generally, and we run the risk that employee misconduct could occur in our business as well. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. Our Financial Advisory business often requires that we deal with client confidences of great significance to our clients, improper use of which may harm our clients or our relationships with our clients. Any breach of our clients’ confidences as a result of employee misconduct may impair our ability to attract and retain Financial Advisory clients and may subject us to liability. Similarly, in our Asset Management business, we have authority over client assets, and we may, from time to time, have custody of such assets. In addition, we often have discretion to trade client assets on the client’s behalf and must do so acting in the best interests of the client. As a result, we are subject to a number of obligations and standards, and the violation of those obligations or standards may adversely affect our clients and us. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases.

The financial services industry faces substantial litigation and regulatory risks, and we may face damage to our professional reputation and legal liability if our services are not regarded as satisfactory or for other reasons.

As a financial services firm, we depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, such dissatisfaction may be more damaging to our business than to other types of businesses. Moreover, our role as advisor to our clients on important mergers and acquisitions or restructuring transactions involves complex analysis and the exercise of professional judgment, including, if appropriate, rendering “fairness opinions” in connection with mergers and other transactions.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has been increasing. Our Financial Advisory activities may subject us to the risk of significant legal liabilities to our clients and third parties, including our clients’ stockholders, under securities or other laws for materially false or misleading statements made in connection with securities and other transactions and potential liability for the fairness opinions and other advice provided to participants in corporate transactions. In our Asset Management business, we make investment decisions on behalf of our clients which could result in substantial losses. This also may subject us to the risk of legal liabilities or actions alleging negligence, misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Our engagements typically include broad indemnities from our clients and provisions designed to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be adhered to in all cases. We also are subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things. These risks often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. As a result, we may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business.

Other operational risks may disrupt our businesses, result in regulatory action against us or limit our growth.

Our business is dependent on communications and information systems, including those of our vendors. Any failure or interruption of these systems, whether caused by fire, other natural disaster, power or telecommunications failure, act of terrorism or war or otherwise, could materially adversely affect our operating results. Although we have back-up systems in place, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate.

Particularly in our Asset Management business, we rely heavily on our financial, accounting, trading, compliance and other data processing systems. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. The inability of our systems to accommodate an increasing volume of transactions also could constrain our ability to expand our businesses. In recent years, we have substantially upgraded and expanded the capabilities of our data processing systems and other operating technology, and we expect that we will need to continue to upgrade and expand these capabilities in the future to avoid disruption of, or constraints on, our operations.

Extensive regulation of our businesses limits our activities and results in ongoing exposure to the potential for significant penalties, including fines or limitations on our ability to conduct our businesses.

The financial services industry is subject to extensive regulation. We are subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer from registration or memberships. The requirements imposed by our regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with us and are not designed to protect our stockholders. Consequently, these regulations often serve to limit our activities, including through net capital, customer protection and market conduct requirements.

We face the risk of significant intervention by regulatory authorities, including extended investigation and surveillance activity, adoption of costly or restrictive new regulations and judicial or administrative proceedings that may result in substantial penalties. Among other things, we could be fined or be prohibited from engaging in some of our business activities. In addition, the regulatory environment in which we operate is subject to modifications and further regulation. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to us and our clients also may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes. For example, the European Union Financial Conglomerates Directive requires that we, along with a number of our competitors, be subject to consolidated supervision by a primary regulatory authority. As a result, we have elected to become subject to consolidated supervision by the SEC and formally notified the SEC of our intention in December 2004, and we may be required to increase our regulatory capital. This requirement may adversely affect our profitability and result in other increased costs. See “Business—Regulation.”

In addition, the regulatory environment in which our clients operate may impact our business. For example, changes in antitrust laws or the enforcement of antitrust laws could affect the level of mergers and acquisitions activity and changes in state laws may limit investment activities of state pension plans. See “Business—Regulation” for a further discussion of the regulatory environment in which we conduct our businesses.

In particular, for asset management businesses in general, there have been a number of highly publicized industry-wide regulatory inquiries. These inquiries have resulted in increased scrutiny in the industry and new rules and regulations for mutual funds, hedge funds and their investment managers. This regulatory scrutiny and rulemaking initiatives may result in an increase in operational and compliance costs or the assessment of significant fines or penalties against our Asset Management business, and may otherwise limit our ability to engage in certain activities.

In addition, financial services firms are subject to numerous conflicts of interests or perceived conflicts. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seek to review and update our policies, controls and procedures. However, these policies and procedures may result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation.

Specific regulatory changes also may have a direct impact on the revenue of our Asset Management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. For example, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, may in the future be limited or prohibited. Although a substantial portion of the research relied on by our Asset Management business in the investment decision-making process is generated internally by our investment analysts, external research, including external research paid for with soft dollars, is important to the process. This external research generally is used for information gathering or verification purposes, and includes broker-provided research, as well as third-party provided databases and research services. For the year ended December 31, 2005, our Asset Management business obtained research and other services through soft dollar arrangements, the total cost of which we estimate to be approximately $9.1 million. If the use of soft dollars is limited or prohibited, we may have to bear these costs. In addition, new regulation regarding the annual approval process for mutual fund advisory agreements may result in the reduction of fees or possible terminations of these agreements. These regulatory changes and other proposed or potential changes, including changes in compensation for mutual fund sales, may result in a reduction of revenue associated with the Asset Management business.

Fluctuations in foreign currency exchange rates could lower our net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM.

Because our financial statements are denominated in U.S. dollars and, for the year ended December 31, 2005, we received approximately 46% of our net revenue from continuing operations in other currencies, predominantly in euros and British pounds, we are exposed to fluctuations in foreign currencies. In addition, we pay a significant amount of our expenses in such currencies. The exchange rates of these currencies versus the U.S. dollar may affect our net income. We do not generally hedge such non-dollar foreign exchange rate exposure arising in our subsidiaries outside of the U.S. Fluctuations in foreign currencies may also make period to period comparisons of our results of operations difficult.

Foreign currency fluctuations also can impact the portfolios of our Asset Management clients. Client portfolios are invested in securities across the globe, although most portfolios are in a single base currency. Foreign currency fluctuations can adversely impact investment performance for a client’s portfolio. In addition, foreign currency fluctuations may affect the levels of our AUM. As our AUM include significant assets that are denominated in currencies other than U.S. dollars, an increase in the value of the U.S. dollar relative to non-U.S. currencies may result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S. dollar denominated revenue in our Asset Management business. While this risk may be limited by foreign currency hedging, some risks cannot be hedged and there is no guarantee that our hedging activity will be successful. Poor performance may result in decreased AUM, including as a result of withdrawal of client assets or a decrease in new assets being raised in the relevant product.

Lazard Group is a holding company and therefore depends on its subsidiaries to make distributions to Lazard Group to enable it to service its obligations under its indebtedness.

Lazard Group depends on its subsidiaries, which conduct the operations of the businesses, for dividends and other payments to generate the funds necessary to meet its financial obligations, including payments of principal and interest on its indebtedness. However, none of Lazard Group’s subsidiaries is obligated to make funds available to it for servicing such financial obligations. In addition, legal and contractual restrictions in agreements governing current and future indebtedness, as well as financial condition, minimum regulatory net capital and similar requirements and operating requirements of Lazard Group’s subsidiaries, currently limit and may, in the future, limit Lazard Group’s ability to obtain cash from its subsidiaries. The earnings from, or other available assets of Lazard Group’s subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable Lazard Group to make payments in respect of its financial obligations when such payments are due. In addition, even if such earnings were sufficient, the agreements governing the current and future indebtedness of Lazard Group’s subsidiaries and regulatory requirements with respect to our broker-dealer and other regulated subsidiaries may not permit such subsidiaries to provide Lazard Group with sufficient dividends, distributions or loans to fund its financial obligations, when due.

Earnings of Lazard Group allocable to LAZ-MD Holdings may be taxed at higher tax rates than earnings allocable to Lazard Ltd, which may result in less cash being available to Lazard Group than would otherwise be available to it.

We estimate that the managing directors of Lazard Group and other owners of LAZ-MD Holdings are likely to pay tax at a higher rate on their allocable share of Lazard Group’s earnings than will Lazard Ltd. Lazard Group will make tax-related distributions based on the higher of the effective income and franchise tax rate applicable to Lazard Ltd’s subsidiaries that hold the Lazard Group common membership interests and the weighted average income tax rate (based on income allocated) applicable to LAZ-MD Holdings’ members, determined in accordance with Lazard Group’s operating agreement. Therefore, because distributions by Lazard Group to its members will be made on a pro rata basis, tax-related distributions to Lazard Ltd’s subsidiaries are expected to exceed the taxes Lazard Ltd’s subsidiaries actually pay or expect to pay. This may result in less cash being available to Lazard Group than would otherwise be available to it, and in cash being held by Lazard Ltd’s subsidiaries in excess of what they actually pay for taxes or hold for expected future payments. In the event that tax rates applicable to members of LAZ-MD Holdings increase, the pro rata distributions from Lazard Group to its members, including Lazard Ltd’s subsidiaries, may increase correspondingly.

A number of our managing directors and other professional employees own rights to participate in the equity value, but not the earnings, in one of the principal operating subsidiaries of our Asset Management business, which could result in those persons receiving additional payments due to future actions with respect to that business.

The managing directors of LAM and other LAM employees hold LAM equity units. These LAM equity units entitle their holders to payments in connection with selected fundamental transactions affecting Lazard Group or LAM, including a dissolution or a sale of all or substantially all of the assets of Lazard Group or LAM, a merger of, or sale of all of the interests in, LAM whereby Lazard Group ceases to own a majority of or have the right to appoint a majority of the board of directors of LAM, or a non-ordinary course sale of assets by LAM that exceeds $50 million in value. These persons did not receive LAZ-MD Holdings exchangeable interests in connection with the separation and recapitalization transactions, but retained their existing LAM equity units.

As a general matter, in connection with a fundamental transaction that triggers the LAM equity units, the holders of the LAM equity units would be entitled in the aggregate, as of December 31, 2005, to approximately 22.8% of the net proceeds or imputed valuation of LAM in such transaction after deductions for payment of creditors of LAM and the return of capital in LAM. As of December 31, 2005, LAM’s capital for these purposes totaled approximately $67 million, of which approximately $15 million was owned by the managing directors and employee members of LAM, with the remainder owned by Lazard Group. Holders of LAM equity units may not necessarily be employed by us at the time of such event, and, to the extent that their units were vested, they would remain entitled to any such payment. We have no current intention to cause or otherwise trigger a fundamental transaction that would give rise to payment obligations to holders of interests of LAM. On and after January 1, 2006, the board of directors of LAM, a majority of which is appointed by us, may, in its discretion, grant, subject to specified vesting conditions, LAM equity interests that include profit rights to managing directors of, and other persons providing services to, LAM, as a portion of their ongoing compensation. No such LAM equity interests have been granted subsequent to January 1, 2006, nor is there any present intention to do so. However the provisions of the LAM limited liability company agreement that govern the LAM equity units may impair our ability to sell assets or securities of LAM in the future or otherwise limit our operational flexibility and could result in a substantial amount of consideration being payable to key employees of our Asset Management business, impairing our ability to retain these persons and adversely affecting our business, results of operations or financial condition.

The reorganization of our business from a privately held firm to a publicly traded company may adversely affect our ability to recruit, retain and motivate key employees.

In connection with the separation and recapitalization, the then working members received LAZ-MD Holdings exchangeable interests that will in the future be effectively exchangeable for shares of Lazard Ltd’s common stock. Our managing directors who were working members at the time of the separation received these LAZ-MD Holdings exchangeable interests, other than the managing directors of LAM, who continued to hold their LAM equity units. The ownership of, and the ability to realize equity value from, these LAZ-MD Holdings exchangeable interests and underlying shares of Lazard Ltd’s common stock is not dependent upon a managing director’s continued employment with our company, and our managing directors are not restricted from leaving Lazard by the potential loss of the value of these membership interests. These shares of common stock, upon full exchange, will ultimately be a more liquid security than their former membership interests in Lazard Group.

The LAZ-MD Holdings exchangeable interests are subject to restrictions on transfer and the timing of exchange. Most of these restrictions on the timing of exchange will survive for only a limited period and will permit our managing directors to leave Lazard without losing any of their LAZ-MD Holdings exchangeable interests or underlying shares of Lazard Ltd’s common stock. In addition, we agreed that working members, including our non-LAM managing directors, who had capital interests and rights at Lazard Group that were exchanged in the separation for capital interests and rights in LAZ-MD Holdings will have those LAZ-MD Holdings capital interests and rights redeemed or otherwise paid out in four equal installments on each of the first four anniversaries of the closing of the separation and recapitalization. After the separation, our managing directors held approximately $110 million of the LAZ-MD Holdings redeemable capital interests. Consequently, the steps we have taken to encourage the continued service of these individuals may not be effective.

While we believe the equity public offering should promote retention and recruitment, some managing directors and other employees may be more attracted to the benefits of working at a private, controlled partnership and the prospects of becoming a partner. The impact of the separation on our managing directors and other employee retention and recruitment is uncertain.

Our financial performance depends on our ability to achieve our target compensation expense level, and the failure to achieve this target level may materially adversely affect our results of operations and financial position.

A key driver of our profitability is our ability to generate revenue while achieving our compensation expense levels. During 2003 and 2004, following the hiring of new senior management, we invested significant amounts in the recruitment and retention of senior professionals in an effort to reinvest in the intellectual capital of our business. We made distributions to our managing directors that exceeded our net income allocable to members in respect of 2003 and 2004.

We intend to operate at or below our target level of compensation and benefits expense. Our policy is that our compensation and benefits expense will not exceed 57.5% of operating revenue each year. Compensation and benefits expense (calculated excluding amounts related to the separated businesses but including payments for minority interest for services rendered by LAM managing directors and employee members of LAM and services rendered by other managing directors) was 57.0% of operating revenue for the year ended December 31, 2005. Increased competition for senior professionals, changes in the financial markets generally or other factors could prevent us from continuing to reach this objective. Failure to achieve this target ratio may materially adversely affect our results of operations and financial position.

Lazard Ltd is controlled by LAZ-MD Holdings and, through the LAZ-MD Holdings stockholders’ agreement, by the working members, whose interests may differ from those of other stockholders and our note holders.

LAZ-MD Holdings holds Lazard Ltd’s Class B common stock. Pursuant to the LAZ-MD Holdings stockholders’ agreement, the members of LAZ-MD Holdings party to that agreement are individually entitled to direct LAZ-MD Holdings how to vote their proportionate interest in Lazard Ltd’s Class B common stock on an as-if-exchanged basis. The voting power associated with the Class B common stock is intended to mirror the working members’ indirect economic interest in Lazard Group. Through the LAZ-MD Holdings stockholders’ agreement, the working members will initially be effectively able to exercise control over all matters requiring stockholder approval, including the election of all directors and approval of significant corporate transactions, and other matters affecting the working members. This voting power may have the effect of delaying or preventing a change in control of Lazard Ltd.

The historical financial information of Lazard Group contained in this annual report may not be representative of our results as a separate, independent public company.

Because Lazard Group had, prior to the separation and recapitalization, operated as a limited liability company that was treated as a partnership for U.S. federal income tax purposes with its managing directors also being members of Lazard Group, payments for services rendered by Lazard Group’s managing directors were accounted for as distributions from members’ capital, or in some cases as minority interest in net income. As a result, Lazard Group’s operating income prior to the separation and recapitalization did not reflect most payments for services rendered by its managing directors. Accordingly, results of operations for periods prior to May 10, 2005 are not comparable to results of operations for subsequent periods.

Reorganizing our business from a privately held firm to a publicly traded company has resulted in ongoing increased administrative and regulatory costs and burdens that are not reflected in the historical financial statements of Lazard Group prior to May 10, 2005, the date of the equity public offering, which could adversely affect our results of operations. Before 2000, our business was operated under separate and independent firms or private limited companies organized on a country-by-country basis. Starting with the unification of our various Houses under Lazard Group in 2000 and continuing with our transition to a publicly traded company through Lazard Ltd, we have sought and are continuing to implement improvements to our administrative functions, including our compliance and control systems. In addition, as Lazard Ltd is a publicly traded company, we have implemented and are implementing additional regulatory and administrative procedures and processes for the purpose of addressing the standards and requirements applicable to public companies, including under the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act,” and related regulatory initiatives. The costs of implementing these steps may be significant.

Prior to the separation, Lazard Group’s businesses, which then included the separated businesses, also were able to rely, to some degree, on the earnings, assets and cash flow of each other for capital and cash flow requirements. Accordingly, Lazard Group’s historical results of operations and financial position are not necessarily indicative of the consolidated results of operations and financial position of Lazard Group after completion of the separation.

The pro forma financial information in this annual report may not permit you to predict our costs of operations, and the estimates and assumptions used in preparing our pro forma financial information may be materially different from our actual experience as a separate, independent company.

In preparing the pro forma financial information in this annual report, we have made adjustments to the historical financial information of Lazard Group for periods prior to May 10, 2005 based upon currently available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the separation and recapitalization. Some of these adjustments include, among other items, a deduction and charge to earnings of estimated income taxes based on an estimated tax rate, estimated salaries, payroll taxes and benefits for our managing directors. These and other estimates and assumptions used in the calculation of the pro forma financial information in this annual report for periods prior to May 10, 2005 may be materially different from our actual experience as a separate, independent company in the future. The pro forma financial information in this annual report does not purport to represent what Lazard Group’s results of operations would actually have been had Lazard Group operated as a separate, independent company during the periods presented, nor do the pro forma data give effect to any events other than those discussed in the unaudited pro forma financial information and related notes. See Item 8A, “Pro Forma Financial Information.”

Lazard Group and its predecessors have undergone significant transformations in recent years, and we will continue our efforts to transform our business and operations going forward, which may disrupt the regular operations of our business.

Since the unification of the Houses of Lazard in 2000, Lazard Group has experienced a succession of transformative events, including the hiring of Mr. Bruce Wasserstein, our Chairman and Chief Executive Officer, the retention of new senior management and the hiring or promotion of a large number of new managing directors, as well as the separation and recapitalization transactions. Lazard Group’s efforts to transform our businesses are expected to continue, including by implementing and maintaining standards and procedures required of public companies such as compliance with the internal controls requirements of Section 404 of the Sarbanes-Oxley Act. The continued evolution of Lazard Group may have resulted, and in the future may result, in disruption to the regular operations of our business, including our ability to attract and complete current and future engagement opportunities with clients, and increased difficulty in retaining senior professionals and managing and growing our businesses, the occurrence of any of which could materially adversely affect our business, financial condition and results of operations.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.

We are in the process of documenting our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We are required to be in compliance with Section 404 of the Sarbanes-Oxley Act by December 31, 2006. During the course of our control assessment and testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business.

LAZ-MD Holdings, Lazard Group, LFCM Holdings and Lazard Ltd entered into various arrangements, including the master separation agreement, which contain cross-indemnification obligations of LAZ-MD Holdings, Lazard Group, LFCM Holdings and Lazard Ltd, that any party may be unable to satisfy.

The master separation agreement that Lazard Ltd entered into with Lazard Group, LAZ-MD Holdings and LFCM Holdings provides, among other things, that LFCM Holdings generally will indemnify Lazard Ltd, Lazard Group and LAZ-MD Holdings for losses that we incur arising out of, or relating to, the separated businesses and the businesses conducted by LFCM Holdings and losses that Lazard Ltd, Lazard Group or LAZ-MD Holdings incur arising out of, or relating to, LFCM Holdings’ breach of the master separation agreement. In addition, LAZ-MD Holdings generally will indemnify Lazard Ltd, Lazard Group and LFCM Holdings for losses that they incur arising out of, or relating to, LAZ-MD Holdings’ breach of the master separation agreement. Our ability to collect under the indemnities from LAZ-MD Holdings or LFCM Holdings depends on their financial position. For example, persons may seek to hold us responsible for liabilities assumed by LAZ-MD Holdings or LFCM Holdings. If these liabilities are significant and we are held liable for them, we may not be able to recover any or all of the amount of those losses from LAZ-MD Holdings or LFCM Holdings should either be financially unable to perform under their indemnification obligations.

We currently have a number of ongoing obligations in respect of which, pursuant to the master separation agreement and other ancillary agreements, LFCM Holdings is providing certain indemnities. For example, we entered into an arrangement with LFCM Holdings relating to the costs of excess space in the U.K. LFCM Holdings will pay to Lazard Group $25 million in the aggregate, of which $6.2 million was due and paid in 2005. In addition, as reflected in the notes to our consolidated financial statements, as of December 31, 2005, our principal U.K. pension plans had a combined deficit of approximately $46.8 million (approximately 27.2 million British pounds). This deficit would ordinarily be funded over time. In the third quarter of 2005, agreements were executed between Lazard Group and the trustees of the pension plans dealing with a plan for future funding of the deficit as well as with asset allocation. Irrespective of the terms of these agreements, in considering their duties to beneficiaries, the trustees also have the power to change the asset allocation. Any changes in the asset allocation could increase or decrease the unfunded liability that would be funded over time, depending on asset mix, any increase in liabilities and investment returns. In addition, the pensions regulator in the U.K. may have the power to require contributions to be made to plans, and to impose support in respect of the funding of plans by related companies other than the direct obligors. As part of the separation, Lazard Group made a contribution to LFCM Holdings of $55 million in connection with the provision by LFCM Holdings of support relating to U.K. pension liabilities and other indemnities.

Contributions of approximately $29.8 million (or 16.4 million British pounds) were made to Lazard Group’s defined benefit pension plans in the U.K. during the first half of 2005, of which 15.0 million British pounds were indemnified by LFCM Holdings. Lazard Group will make further payments amounting to 16.4 million British pounds, which approximates $28 million using exchange rates as of December 31, 2005, on June 1, 2006, 8.2 million British pounds on June 1, 2007 and 8.2 million British pounds on June 1, 2008. LFCM Holdings is obligated to indemnify us 15.0 million British pounds on June 1, 2006. In the event that LFCM Holdings is unable to perform under such arrangements for any reason, we would remain fully liable.

In addition, Lazard Group generally will indemnify LFCM Holdings and LAZ-MD Holdings for liabilities related to Lazard Group’s businesses and Lazard Group will indemnify LFCM Holdings and LAZ-MD Holdings for losses that they incur to the extent arising out of, or relating to, Lazard Group’s or Lazard Ltd’s breach of the master separation agreement. Several of the ancillary agreements that Lazard Group entered into together with the master separation agreement also provide for separate indemnification arrangements. For example, under the administrative services agreement, Lazard Group provides a range of services to LFCM Holdings, including information technology, general office and building services and financing and accounting services, and LFCM Holdings will generally indemnify Lazard Group for liabilities that Lazard Group incurs arising from the provision of these services absent Lazard Group’s intentional misconduct. Lazard Group may face claims for indemnification from LFCM Holdings and LAZ-MD Holdings under these provisions regarding matters for which Lazard Group has agreed to indemnify them. If these liabilities are significant, Lazard Group may be required to make substantial payments, which could materially adversely affect our results of operations.

We have potential conflicts of interest with LAZ-MD Holdings and LFCM Holdings, and LAZ-MD Holdings and LFCM Holdings could each act in a way that favors its interests to our detriment.

As of December 31, 2005, LAZ-MD Holdings holds approximately 62.4% of Lazard Ltd’s voting power through Lazard Ltd’s single share of Class B common stock and 62.4% of the outstanding Lazard Group common membership interests. In addition, LAZ-MD Holdings’ board of directors is composed of five individuals, all of whom are managing directors or officers of Lazard Ltd or its affiliates, including its Vice Chairman and its President. Lazard Group’s board of directors and executive officers are the same as those of Lazard Ltd. The voting and equity ownership of LAZ-MD Holdings and its members, and the service of officers and managing directors of our company as directors of LAZ-MD Holdings, could create conflicts of interest when LAZ-MD Holdings and those directors and officers are faced with decisions that could have different implications for LAZ-MD Holdings and us, including potential acquisitions of businesses, the issuance or disposition of securities by us, the election of new or additional directors of Lazard Ltd, the payment of dividends by Lazard Ltd and Lazard Group, our relationship with LFCM Holdings and other matters. We also expect that LAZ-MD Holdings will manage its ownership of us so that it will not be deemed to be an investment company under the Investment Company Act, including by maintaining its voting power in Lazard Ltd above a majority absent an applicable exemption from the Act. This may result in conflicts with us, including those relating to acquisitions or offerings by us involving issuances of Lazard Ltd’s common stock or securities convertible or exchangeable into shares of Lazard Ltd’s common stock that would dilute LAZ-MD Holdings’ voting power in Lazard Ltd.

Since the members of LAZ-MD Holdings who are parties to the LAZ-MD Holdings stockholders’ agreement are entitled to individually direct their proportionate share of the vote of Lazard Ltd’s Class B common stock on an as-if-exchanged basis and also own and control LFCM Holdings, their control of LAZ-MD Holdings and the vote of the share of Lazard Ltd’s Class B common stock gives rise to potential conflicts between LFCM Holdings and LAZ-MD Holdings, on the one hand, and our company, on the other hand, as discussed below.

In addition, Mr. Wasserstein, our Chairman and Chief Executive Officer, serves as the Chairman and is the majority owner of Wasserstein Holdings, LLC, the ultimate general partner of Wasserstein & Co., LP, a separate merchant banking firm that may compete with LFCM Holdings’ or our merchant banking fund management activities.

We may have potential business conflicts of interest with LAZ-MD Holdings and LFCM Holdings with respect to our past and ongoing relationships that could harm our business operations.

Pursuant to the LAZ-MD Holdings stockholders’ agreement, LAZ-MD Holdings will vote the single share of Class B common stock, which, as of December 31, 2005, currently represents approximately 62.4% of Lazard Ltd’s voting power, as directed by its individual members who are party to that agreement, all of whom are working members, including managing directors of our business. These same persons own and control LFCM Holdings, which holds the separated businesses. In addition, our President is the Chairman of LFCM Holdings, and several employees of Lazard provide services to LFCM Holdings. Conflicts of interest may arise between LFCM Holdings and us in a number of areas relating to our past and ongoing relationships, including:

•	labor, tax, employee benefits, indemnification and other matters arising from the separation,

•	intellectual property matters,

•	business combinations involving us,

•	business operations or business opportunities of LFCM Holdings or us that would compete with the other party’s business opportunities, including investment banking by us and the management of merchant banking funds by LFCM Holdings, particularly as some of the managing directors provide services to LFCM Holdings,

•	the terms of the master separation agreement and related ancillary agreements, including the operation of the merchant banking fund management business and Lazard Group’s option to purchase the business,

•	the nature, quality and pricing of administrative services to be provided by us, and

•	the provision of services by two of our managing directors to LFCM Holdings.

In addition, the administrative services agreement commits us to provide a range of services to LFCM Holdings and LAZ-MD Holdings, which could require the expenditure of significant amounts of time by our management. Our agreements with LAZ-MD Holdings and LFCM Holdings may be amended upon agreement of the parties to those agreements. During the time that we are controlled by LAZ-MD Holdings, LAZ-MD Holdings may be able to require us to agree to amendments to these agreements. We may not be able to resolve any potential conflicts and, even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party.

The use of the “Lazard” brand name by subsidiaries of LFCM Holdings may expose us to reputational harm that could affect our operations and adversely affect our financial position should these subsidiaries take actions that damage the brand name.

The “Lazard” brand name has over 150 years of heritage, connoting, we believe, world-class professional advice, independence and global capabilities with deeply rooted, local know-how. LFCM Holdings operates as a separate legal entity, and Lazard Group licensed to subsidiaries of LFCM Holdings that operate the separated businesses the use of the “Lazard” brand name for certain specified purposes, including in connection with merchant banking fund management and capital markets activities. As these subsidiaries of LFCM Holdings historically have and will continue to use the “Lazard” brand name, and because we no longer control these entities, there is a risk of reputational harm to us if these subsidiaries have, or in the future were to, among other things, engage in poor business practices, experience adverse results or otherwise damage the reputational value of the “Lazard” brand name. These risks could expose us to liability and also may adversely affect our revenue and our business prospects.

The separation and recapitalization transactions may be challenged by creditors as a fraudulent transfer or conveyance, and, should a court agree with such a challenge, equityholders and creditors of the entity held liable could be adversely affected.

While we do not believe that any of the separation and recapitalization transactions resulted in a fraudulent conveyance or transfer, if a court in a suit by an unpaid creditor or representative of creditors of Lazard Group, Lazard Ltd, LAZ-MD Holdings or LFCM Holdings, such as a trustee in bankruptcy, or Lazard Group, Lazard Ltd, LAZ-MD Holdings or LFCM Holdings itself, as debtor-in-possession in a reorganization case under Title 11 of the U.S. Bankruptcy Code, were to find that:

•	any of the separation and recapitalization transactions (or any related transactions) were undertaken for the purpose of hindering, delaying or defrauding creditors of Lazard Group, Lazard Ltd, LAZ-MD Holdings or LFCM Holdings (as applicable), or

•	Lazard Group, Lazard Ltd, LAZ-MD Holdings or LFCM Holdings (as applicable) received less than reasonably equivalent value or fair consideration in connection with any of the separation and recapitalization transactions and (i) Lazard Group, Lazard Ltd, LAZ-MD Holdings or LFCM Holdings (as applicable) was insolvent immediately prior to, or was rendered insolvent by, the separation or recapitalization transactions, (ii) Lazard Group, Lazard Ltd, LAZ-MD Holdings or LFCM Holdings (as applicable) immediately prior to, or as of the effective time of, the completion of any of the separation and recapitalization transactions, and after giving effect thereto, intended or believed that it would be unable to pay its debts as they became due, or (iii) the capital of Lazard Group, Lazard Ltd, LAZ-MD Holdings or LFCM Holdings (as applicable) immediately prior to or, at the effective time of, the completion of any of the separation and recapitalization transactions, and after giving effect thereto, was inadequate to conduct its business, then that court could determine that any of the separation and recapitalization transactions violated applicable provisions of the U.S. Bankruptcy Code or applicable state fraudulent transfer or conveyance laws. This determination would permit the bankruptcy trustee, debtor-in-possession or unpaid creditors to rescind the separation or recapitalization transactions, to subordinate or render unenforceable the debt incurred in furtherance thereof, or to require Lazard Group, Lazard Ltd, LAZ-MD Holdings or LFCM Holdings or the historical partners, as the case may be, to fund liabilities for the benefit of creditors. Equityholders and creditors of the entity held liable as a result of such determination would be adversely affected to the extent such entity is required to surrender value to satisfy its liability.

The measure of insolvency for purposes of the foregoing considerations will vary depending upon the law of the jurisdiction that is being applied. Generally, however, an entity would be considered insolvent if:

•	the sum of its liabilities, including contingent liabilities, is greater than its assets, at a fair valuation,

•	the present fair saleable value of its assets is less than the amount required to pay the probable liability on its total existing debts and liabilities, including contingent liabilities, as they become absolute and matured, or

•	it is generally not paying its debts as they become due.

Similar provisions would also apply in any other jurisdiction in which the separation and recapitalization transactions take effect.

If Lazard Ltd were deemed an “investment company” under the Investment Company Act as a result of its ownership of Lazard Group, applicable restrictions could make it impractical for us to continue our business as contemplated and could materially adversely affect our business, financial condition and results of operation.

We do not believe that Lazard Ltd is an “investment company” under the Investment Company Act, because Lazard Ltd has the power to appoint and remove the Lazard Group managing members. If Lazard Ltd were to cease participation in the management of Lazard Group or not be deemed to have a majority of the voting power of Lazard Group, its interest in Lazard Group could be deemed an “investment security” for purposes of the Investment Company Act. Similarly, we do not believe that LAZ-MD Holdings is an “investment company” under the Investment Company Act, because LAZ-MD Holdings currently holds a majority of Lazard Ltd’s voting power through Lazard Ltd’s Class B common stock, and Lazard Ltd owns a majority of the voting power of Lazard Group. If LAZ-MD Holdings ceases to hold a majority of the voting power of Lazard Ltd, or Lazard Ltd ceases to hold a majority of the voting power of Lazard Group, LAZ-MD Holdings’ interests in Lazard Group could be deemed an “investment security” for purposes of the Investment Company Act. Generally, a person is an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items), absent an applicable exemption. Lazard Ltd has no material assets other than direct and indirect ownership of Lazard Group common membership interests and its controlling interest in Lazard Group. A determination that this investment was an investment security could result in Lazard Ltd being an investment company under the Investment Company Act and becoming subject to the registration and other requirements of the Investment Company Act. Similarly, LAZ-MD Holdings has no material assets other than its ownership of Lazard Group common membership interests, Lazard Ltd’s Class B common stock and cash. A reduction of LAZ-MD Holdings’ voting power in Lazard Ltd to less than a majority or a determination that the Lazard Group common membership interests is an investment security could result in LAZ-MD Holdings being an investment company under the Investment Company Act, unless an exemption is available, and becoming subject to the registration and other requirements of the Investment Company Act.

The Investment Company Act and the rules thereunder contain detailed prescriptions for the organization and operations of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. Lazard Ltd intends to conduct its operations, and expects that LAZ-MD Holdings will conduct its operations, so that neither Lazard Ltd nor LAZ-MD Holdings, respectively, will be deemed to be an investment company under the Investment Company Act. However, if anything were to happen which would cause Lazard Ltd or LAZ-MD Holdings to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on its or our capital structure, ability to transact business with affiliates (including LAZ-MD Holdings or us, as the case may be) and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements, including the master separation agreement and related agreements and the transactions contemplated by those agreements, between and among Lazard Ltd, LAZ-MD Holdings, Lazard Group and LFCM Holdings or any combination thereof and materially adversely affect our business, financial condition and results of operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements under the captions “Business”, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this annual report on Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties outlined in “Risk Factors.”

These risks and uncertainties are not exhaustive. Other sections of this annual report may include additional factors, which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this annual report to conform our prior statements to actual results or revised expectations and we do not intend to do so.

Forward-looking statements include, but are not limited to, statements about:

•	our business’ possible or assumed future results of operations and operating cash flows,

•	our business’ strategies and investment policies,

•	our business’ competitive position,

•	potential growth opportunities available to our business,

•	the recruitment and retention of our managing directors and employees,

•	our expected levels of compensation,

•	our business’ potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,

•	the likelihood of success and impact of litigation,

•	our expected tax rate,

•	changes in interest and tax rates,

•	our expectation with respect to the economy, securities markets, the market for mergers and acquisitions activity, the market for asset management activity and other industry trends,

•	the benefits to our business resulting from the effects of the separation and recapitalization transactions, including the financing transactions,

•	the effects of competition on our business, and

•	the impact of future legislation and regulation on our business.

The Company is committed to providing timely and accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, the Company uses its websites to convey information about our businesses, including the anticipated release of quarterly financial results and the posting of updates of assets under management in various mutual funds, hedge funds and other investment products managed by Lazard Asset Management LLC and its subsidiaries. Monthly updates of these funds are posted to the Lazard Asset Management website (www.lazardnet.com) on the 3rd to 5th business days following the end of each month. Investors can link to us and our operating company websites through www.lazard.com. Our websites and the information contained therein or connected thereto shall not be deemed to be incorporated into this annual report.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table lists the properties used for the entire Lazard organization, including properties used by the separated businesses. As a general matter, one or both of our Financial Advisory and Asset Management segments uses the following properties. We license and sublease to LFCM Holdings certain office space, including office space that is used by the separated businesses. This includes subleasing or licensing approximately 39,011 square feet in New York, New York located at 30 Rockefeller Plaza and in Washington D.C. and 1,800 square feet of space under the lease in London located at 50 Stratton Street to LFCM Holdings. Additionally, New York and London sublease 31,910 and 55,676 square feet, respectively, to third parties. We remain fully liable for the subleased space to the extent LFCM Holdings, or the third parties, fail to perform their obligations under the subleases for any reason. In addition, LFCM Holdings entered into indemnity arrangements in relation to excess space and abandoned former premises in London.

Location	Square feet	Comments
New York	265,000 square feet of leased space	Key office located at 30 Rockefeller Plaza, New York, New York 10020.
Other North America	56,476 square feet of leased space	Includes offices in Atlanta, Chicago, Houston, Los Angeles, Montreal, San Francisco, Toronto and Washington, D.C.
Paris	170,749 square feet of owned and leased space	Key office located at 121 Boulevard Haussmann, 75008 Paris.
London	86,695 square feet of leased space	Key office located at 50 Stratton Street, London W1J 8LL.
Milan	27,000 square feet of leased space	Key office located at via Dell’Orso 2, 20121 Milan.
Other Europe	67,151 square feet of leased space	Includes offices in Amsterdam, Berlin, Bordeaux, Frankfurt, Hamburg, Lyon, Madrid, Rome and Stockholm.
Asia and Australia	48,602 square feet of leased space	Includes offices in Mumbai, Hong Kong, New Delhi, Seoul, Singapore, Sydney, Tokyo and Beijing.

We believe that we currently maintain sufficient space to meet our anticipated needs.

Item 3.	Legal Proceedings

Our businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. We are involved in a number of judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition but might be material to our operating results or cash flows for any particular period, depending upon the operating results for such period.

We have received a request for information from the NASD as part of what we understand to be an industry investigation relating to gifts and gratuities, which is focused primarily on Lazard’s former Capital Markets business, which business was transferred to LFCM Holdings as a part of the separation. In addition, we have received requests for information from the NASD, SEC and the U.S. Attorney’s Office for the District of Massachusetts seeking information concerning gifts and entertainment involving an unaffiliated mutual fund company, which are also focused on that same business. We believe that other broker-dealers have also received requests for information. In the course of an internal review of these matters, there have been resignations or discipline of certain individuals associated with Lazard’s former Capital Markets business. These investigations are continuing and we cannot predict their potential outcomes, which outcomes, if any, could include the consequences discussed above under “Regulation.”

Lazard Ltd and Goldman Sachs & Co., the lead underwriter of Lazard Ltd’s equity public offering of its common stock, as well as several members of Lazard Ltd’s management and board of directors, have been named as defendants in several putative class action lawsuits and a putative stockholder derivative lawsuit filed in the U.S. District Court for the Southern District of New York, and in a putative class action lawsuit and a putative stockholder derivative lawsuit filed in the Supreme Court of the State of New York. The defendants removed the putative class action lawsuit filed in the Supreme Court of the State of New York to the U.S. District Court for the Eastern District of New York, and the plaintiffs moved for remand. The motion for remand was referred to a Magistrate Judge, who has issued a Report and Recommendation recommending that the plaintiffs’ motion be granted. The defendants removed the putative derivative lawsuit filed in the Supreme Court of the State of New York to the U.S. District Court for the Southern District of New York, and the plaintiff moved for remand. By Decision and Order dated February 17, 2006, the U.S. District Court for the Southern District of New York granted the plaintiff’s motion for remand. The defendants have filed a Notice of Appeal. The plaintiffs in the putative class action lawsuits filed in the U.S. District Court for the Southern District of New York have filed a consolidated amended complaint. The putative class action lawsuits purport to have been filed on behalf of persons who purchased securities of Lazard Ltd in connection with the equity public offering or in the open market. The putative class actions allege various violations of the federal securities laws and seek, inter alia, compensatory damages, rescission or rescissory damages and other unspecified equitable, injunctive or other relief. The putative derivative actions purport to be brought on behalf of Lazard Ltd against its directors and Goldman Sachs & Co. and allege, among other things, that the directors breached their fiduciary duties to Lazard Ltd in connection with matters related to the equity public offering and seek compensatory damages, punitive damages and other unspecified equitable or other relief. We believe that the suits are without merit and intend to defend them vigorously.

For a description of recent developments involving Lazard Group’s relationship with Intesa see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 6 of Notes to Consolidated Financial Statements.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2005, approximately 37.6% and 62.4% of our common membership interests are held by wholly owned subsidiaries of Lazard Ltd and LAZ-MD Holdings, respectively. Our co-managing member interests are held by two indirect wholly owned subsidiaries of Lazard Ltd and our profit participation interests are held by various managing directors. There are no public trading markets for any of these interests.

Prior to May 10, 2005, the date of the equity public offering, payment for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital (or in some cases as minority interest with respect to LAM membership interests held by LAM managing directors) rather than as compensation and benefits expense. Such distributions from members’ capital have been included within the accompanying consolidated statements of changes in members’ equity.

Subsequent to the equity public offering, pursuant to provisions of its amended and restated Operating Agreement, Lazard Group distributions in respect of common membership interests are allocated to the holders of such interests on a pro rata basis. Such distributions represent amounts necessary to fund (i) dividends Lazard Ltd declared on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests. With respect to such distributions made by Lazard Group during the period May 10, 2005 through December 31, 2005, in August 2005 and November 2005, Lazard Group distributed an aggregate of $8,821,000 to LAZ-MD Holdings and $5,325,000 to Lazard Ltd’s subsidiaries, which latter amount was used by Lazard Ltd to pay dividends to holders of its Class A common stock. In addition, on October 29, 2005, Lazard Group made total tax distributions of $18,164,000, including $11,327,000 and $6,837,000 paid to LAZ-MD Holdings and Lazard Ltd, respectively.

Item 6.	Selected Financial Data

The following table sets forth the historical selected consolidated financial data for the Company for all periods presented. The results of operations for certain businesses that the Company no longer owns are reported as discontinued operations.

The historical consolidated financial statements prior to May 10, 2005, the date of the equity public offering, do not reflect what our results of operations and financial position would have been had we been a stand-alone, public company for the periods presented. In addition, the results of operations for periods prior to May 10, 2005 are not comparable to results of operations for subsequent periods. Specifically, for periods prior to May 10, 2005, the historical results of operations do not give effect to the following matters:

•	Payment for services rendered by the Company’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense. As a result, Lazard Group’s operating income, prior to May 10, 2005, did not reflect payments for services rendered by its managing directors. Subsequent to the consummation of the equity public offering, as described in Note 1 of the accompanying Notes to Consolidated Financial Statements, the Company now includes all payments for services rendered by its managing directors and distributions to holders of profit participation interests (“profit participation members”) in compensation and benefits expense.

•	The use of proceeds from the financing transactions.

•	The net incremental interest expense related to the financing transactions.

In addition, the accompanying consolidated financial statements of Lazard Group do not include a provision for U.S. corporate federal income taxes, because Lazard Group has operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income has not been subject to U.S. federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Outside the U.S., Lazard Group historically has operated principally through subsidiary corporations and has been subject to local income taxes. Accordingly, income taxes reflected within Lazard Group’s results of operations included within the accompanying consolidated financial statements are attributable to taxes incurred in non-U.S. entities and to New York City UBT attributable to Lazard Group’s operations apportioned to New York City.

The historical consolidated statements of financial position and income data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 have been derived, as applicable, from Lazard Group’s consolidated financial statements. The audited consolidated statements of financial condition as of December 31, 2005 and 2004 and consolidated statements of income for the years ended December 31, 2005, 2004 and 2003 are included elsewhere in this Form 10-K. The audited consolidated statements of financial condition as of December 31, 2003, 2002 and 2001 and consolidated statements of income for the years ended December 31, 2002 and 2001 are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Unaudited Pro Forma Financial Information” and the Company’s historical consolidated financial statements and related notes included elsewhere in this Form 10-K.

Selected Consolidated Financial Data

	As of or for the Year Ended December 31,
	2005	2004		2003	2002	2001
	(in thousands of dollars)
Consolidated Statement of Income Data
Net Revenue:
Financial Advisory (a)	$864,812	$655,200		$690,967	$532,896	$551,356
Asset Management (b)	466,188	417,166		350,348	454,683	410,237
Corporate (c)	(29,589)	22,464		11,627	4,515	(17,987)

Net Revenue (d)	1,301,411	1,094,830		1,052,942	992,094	943,606
Compensation and Benefits (e)	698,683	466,064		388,266	391,010	410,005
Other Operating Expenses	257,052	260,942		225,940	243,223	228,721

Total Operating Expenses	955,735	727,006		614,206	634,233	638,726

Operating Income from Continuing Operations	$345,676	$367,824		$438,736	$357,861	$304,880

Income from Continuing Operations	$272,800	$251,999		$307,218	$277,151	$258,991

Net Income Allocable to Members (e)	$255,224	$246,974	(f)	$250,383	$297,447	$305,777

Consolidated Statement of Financial Condition Data
Total Assets	$1,907,133	$3,499,224		$3,257,229	$2,460,725	$3,569,362
Total Debt (g)	$1,245,926	$319,043		$316,185	$117,239	$125,863
Mandatorily Redeemable Preferred Stock	$—	$100,000		$100,000	$100,000	$100,000
Members’ Equity (Deficiency)	$(870,339)	$384,798		$535,725	$648,911	$704,697
Notes (in thousands of dollars): (a) Financial Advisory net revenue consists of the following:

	For the Year Ended December 31,
	2005	2004		2003	2002	2001
M&A	$674,543	$481,726		$419,967	$393,082	$492,083
Financial Restructuring	103,404	96,100		244,600	124,800	55,200
Other Financial Advisory	86,865	77,374		26,400	15,014	4,073

Financial Advisory Net Revenue	$864,812	$655,200		$690,967	$532,896	$551,356

(b) Asset Management net revenue consists of the following:

	For the Year Ended December 31,
	2005	2004		2003	2002	2001
Management and Other Fees	$389,414	$357,229		$284,565	$344,044	$353,507
Incentive Fees	44,627	27,354		38,225	73,427	24,000
Other Income	32,147	32,583		27,558	37,212	32,730

Asset Management Net Revenue	$466,188	$417,166		$350,348	$454,683	$410,237

(c)	“Corporate” includes interest income (net of interest expense), investment income from certain long-term investments and net money market revenue earned by LFB, including, for periods subsequent to May 10, 2005, the net incremental interest expense related to the financing transactions.
(d)	Net revenue is presented after reductions for dividends relating to the Company’s mandatory redeemable preferred stock issued in March 2001. Preferred dividends are reflected in corporate net revenue and amounted to ($8,000), $8,000, $8,000, $8,000 and $6,312 in the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively. The year ended December 31, 2005 includes a credit of $8,000, which represents accrued dividends on the Company’s mandatory redeemable preferred stock which was redeemed and cancelled pursuant to the redemption of membership interests of historical partners.
(e)	Excludes, as applicable, with respect to periods ended prior to May 10, 2005, payments for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense.
(f)	Net income allocable to members for the year ended December 31, 2004 is shown after an extraordinary gain of $5,507 related to the January 2004 acquisition of the assets of Panmure Gordon.
(g)	Total debt amounts relate to the Company’s continuing operations and represents the aggregate amount reflected in the Company’s historical consolidated statements of financial condition relating to senior borrowings, capital lease obligations and subordinated borrowings.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Group’s historical consolidated financial statements and the related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this Form 10-K.

The separation and recapitalization transactions were completed as of May 10, 2005, at which time the separated business became part of LFCM Holdings. Except as otherwise expressly noted, this annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”), the historical consolidated financial data of Lazard Group, reflects the historical results of operations and financial position of Lazard Group, and includes the separated businesses in discontinued operations. In addition to other adjustments, the unaudited pro forma financial data included in this Form 10-K reflects financial data of Lazard Group giving effect to the separation, as well as other adjustments made as a result of the equity public offering, the financing transactions and the recapitalization.

Historical results of operations are reported as a historical partnership until the equity public offering on May 10, 2005 and do not include, among other things, payments for services rendered by managing directors as compensation expense. Such payments are included in subsequent periods. Therefore, historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Business Summary

The Company’s principal sources of revenue are derived from activities in the following business segments:

•	Financial Advisory, which includes providing advice on mergers and acquisitions (“M&A”), restructurings and other financial matters, and

•	Asset Management which includes the management of equity and fixed income securities and merchant banking funds.

In addition, the Company records selected other activities in Corporate, including cash and marketable investments, certain long-term investments and the commercial banking activities of Lazard Group’s Paris-based Lazard Frères Banque SA (“LFB”). LFB is a registered bank regulated by the Banque de France. LFB’s primary commercial banking operations include the management of the treasury positions of the Company’s Paris House through its money market desk and, to a lesser extent, credit activities relating to securing loans granted to clients of Lazard Frères Gestion SAS (“LFG”) and custodial oversight over assets of various clients. In addition, LFB also operates many support functions of the Paris House. The Company also allocates outstanding indebtedness to Corporate. Accordingly, following the equity public offering, the indebtedness and interest expense related to the financing transactions is accounted for as part of Corporate.

Prior to May 10, 2005, the Company also had a business segment called Capital Markets and Other, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services and merchant banking fund management activities outside of France as well as other specified non-operating assets and liabilities. The Company transferred its Capital Markets and Other segment to LFCM Holdings on May 10, 2005 and it is no longer a segment of the Company. The assets, liabilities and operating results of the former segment are reflected as discontinued operations.

For the year ended December 31, 2005, Financial Advisory, Asset Management and Corporate contributed approximately 66%, 36% and (2)% of consolidated net revenue, respectively.

Business Environment

Economic and market conditions, particularly global M&A activity, can significantly affect our financial performance. Lazard operates in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for Lazard’s management to predict all risks and uncertainties, nor can Lazard assess the impact of all factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. See the section entitled “Risk Factors” in this Form 10-K. Net income and revenues in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

The respective source for the data contained herein relating to (i) the volume of global and trans-Atlantic completed and announced merger and acquisition transactions is Thompson Financial as of January 11, 2006, and (ii) the amount of corporate debt defaults is Moody’s Investors Service, Inc., all rights reserved.

Financial Advisory

For the year ended December 31, 2005, the volume of global completed M&A transactions increased 35% versus the corresponding period ended December 31, 2004, increasing to $2,175 billion from $1,614 billion, respectively, with the volume of trans-Atlantic completed M&A transactions experiencing an 38% increase, increasing to $135 billion from $98 billion . Over the same period, the volume of global announced M&A transactions increased by 47% in 2005, to $2,850 billion, from $1,937 billion, and the volume of trans-Atlantic announced M&A transactions increased by 68% to $185 billion from $110 billion reflecting growing industry-wide activity. Over the same time frame, financial restructuring activity increased, with the amount of corporate debt defaults increasing to $28 billion from $16 billion. Lazard believes that its Financial Advisory business would continue to benefit from any sustained increase in M&A volume and corporate debt defaults.

Asset Management

During 2005, global stock markets increased, as evidenced by the MSCI World Index increasing by 8%. European markets were strong, with double-digit gains with the DAX, CAC 40, and FTSE 100 indices gaining 27%, 23% and 17%, respectively. Gains in the U.S. were more modest however, with the Dow Jones Industrial Average ending the year at approximately the same level as compared to December 31, 2004, and the NASDAQ and S&P 500 indices increasing 1% and 3%, respectively, during 2005. The changes in global market indices generally correspond with Lazard Group’s market-related changes in its AUM.

Key Financial Measures and Indicators

Net Revenue

The majority of Lazard’s Financial Advisory net revenue is earned from the successful completion of mergers, acquisitions, restructurings or similar transactions. The main driver of Financial Advisory net revenue is overall M&A and restructuring volume, particularly in the industries and geographic markets in which Lazard focuses. In some client engagements, often those involving financially distressed companies, revenue is earned in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment and are not necessarily linked to the completion of a transaction. In addition, Lazard also earns fees from providing strategic advice to clients, with such fees not being dependent on a specific transaction. Lazard’s Financial Advisory segment also earns revenue from public and private securities offerings in conjunction with activities of its former Capital Markets and Other segment. In general, such fees are shared equally between Lazard’s Financial Advisory and its former Capital Markets and Other segments. As a result of the consummation of the equity public offering, Lazard now has an arrangement with LFCM Holdings under which the separated Capital Markets business will continue to distribute securities in public offerings originated by Lazard’s Financial Advisory business in a manner similar to its practice prior to the equity public offering.

Lazard’s Asset Management segment includes LAM, LFG and merchant banking operations. Asset Management net revenue is derived from fees for investment management and advisory services provided to institutional and private clients. The main driver of Asset Management net revenue is the level of AUM, which is influenced in large part by Lazard’s investment performance and by Lazard’s ability to successfully attract and retain assets, as well as the broader performance of the global equity markets and, to a lesser extent, fixed income markets. As a result, fluctuations in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. In addition, as Lazard’s AUM include significant assets that are denominated in currencies other than U.S. dollars, changes in the value of the U.S. dollar relative to non-U.S. currencies will impact the value of Lazard’s AUM. Fees vary with the type of assets managed, with higher fees earned on actively managed equity assets, alternative investments (such as hedge funds) and merchant banking products, and lower fees earned on fixed income and cash management products. Lazard also earns performance-based incentive fees on some investment products, such as hedge funds, merchant banking funds and other investment products. Incentive fees on hedge funds are typically calculated based on a specified percentage of a fund’s net appreciation during a fiscal period and can be subject to loss carry-forward provisions in which losses incurred in the current period are applied against future period net appreciation. Incentive fees on merchant banking funds also may be earned in the form of a carried interest when profits from merchant banking investments exceed a specified threshold. Lazard’s Asset Management net revenue during the years ended December 31, 2005, 2004 and 2003 demonstrate the volatility that incentive fees have on total net revenue.

Corporate net revenue consists primarily of investment income generated from long-term investments, including principal investments that Lazard has made in merchant banking and alternative investment funds managed by the Asset Management segment, net interest income generated by LFB, interest income related to cash and marketable investments and interest expense related to outstanding borrowings. As a result of the consummation of the equity public offering, interest expense related to the financing transactions is now included in Corporate net revenue. Corporate net revenue can fluctuate due to mark-to-market adjustments on long-term and marketable investments, changes in interest rates and in interest rate spreads earned by LFB and changes in the levels of Lazard’s cash, marketable investments, long-term investments and indebtedness. Although Corporate net revenue during 2005 represented (2)% of Lazard’s net revenue, total assets in this segment represented 66% of Lazard’s consolidated total assets as of December 31, 2005, principally attributable to the relatively significant amounts of assets associated with LFB, and, to a lesser extent, cash, marketable investments and long-term investment balances.

Lazard expects to experience significant fluctuations in net revenue and operating income during the course of any given year. These fluctuations arise because a significant portion of Financial Advisory net revenue is earned upon the successful completion of a transaction or financial restructuring, the timing of which is uncertain and is not subject to Lazard’s control. Asset Management net revenue is also subject to periodic fluctuations. Asset Management fees are generally based on AUM measured as of the end of a quarter or month, and an increase or reduction in AUM at such dates, due to market price fluctuations, currency fluctuations, net client asset flows or otherwise, will result in a corresponding increase or decrease in management fees. In addition, incentive fees earned on AUM are generally not recorded until potential uncertainties regarding the ultimate realizable amounts have been determined. For most of our funds such date is year-end, and therefore such incentive fees would be recorded in the fourth quarter of Lazard’s fiscal year.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits. As a limited liability company, prior to the consummation of the equity public offering on May 10, 2005 payments for services rendered by the majority of Lazard’s managing directors were accounted for as distributions of members’ capital. In addition, subsequent to January 1, 2003, payments for services rendered by managing directors of LAM (and employee members of LAM) were accounted for as minority interest in net income. See “—Minority Interest.” Subsequent to the consummation of the equity public offering, Lazard now includes all payments for services rendered by its managing directors, including the managing directors of LAM and distributions to profit participation members, in compensation and benefits expense. As a result, Lazard’s compensation and benefits expense and operating income for the year ended December 31, 2005 have reflected only those payments for services rendered by Lazard’s managing directors for the period May 10, 2005 through December 31, 2005.

The balance of Lazard’s operating expenses is referred to below as “non-compensation expense,” which includes costs for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment, depreciation and amortization and other expenses.

The operating expenses set forth in “—Consolidated Results of Operations” includes the added costs Lazard incurred as a result of the equity public offering after May 10, 2005. Lazard has incurred additional expenses for, among other things, directors’ fees, SEC reporting and compliance, insurance, investor relations, legal, accounting and other costs associated with being a public company.

Provision for Income Taxes

Lazard has historically operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. As a result, Lazard has not been subject to U.S. federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Outside the U.S., Lazard historically has operated principally through corporations and has been subject to local income taxes.

Following the equity public offering, Lazard Group is continuing to operate in the U.S. as a limited liability company treated as a partnership for U.S. federal income tax purposes and remains subject to local income taxes outside the U.S. and to UBT.

Minority Interest

Minority interest consists of a number of components. As described below, amounts recorded as minority interest for periods prior to May 10, 2005 are not comparable to amounts recorded as minority interest for periods commencing May 10, 2005.

On January 1, 2003, Lazard Group contributed net assets relating to the majority of its asset management business to form LAM, a subsidiary of Lazard Group. Upon formation of LAM, certain members of Lazard Group (including all the managing directors of LAM) who provide services to LAM contributed capital to LAM and ceased being members of Lazard Group. Following the formation of LAM, these capital interests have been included in minority interest on Lazard Group’s consolidated statements of financial condition. In connection with this contribution, the LAM managing directors and other key LAM employees were granted equity units in LAM. Commencing in 2003, payments for services rendered by these individuals were accounted for as minority interest in net income in Lazard Group’s consolidated statements of income. The substantial majority of such payments related to services rendered by LAM managing directors, which, in prior years, had been accounted for as distributions to members, and therefore, was not reported in consolidated statements of income for periods prior to May 10, 2005. The remainder of such payments, which related to compensation of employee members of LAM, was recorded as compensation and benefits expense in prior years’ consolidated statements of income. As a result of the consummation of the equity public offering, we now include all payments for services rendered by our managing directors, including our LAM managing directors, as well as employee members of LAM, in compensation and benefits expense.

The LAM equity units entitle holders to payments in connection with selected fundamental transactions affecting Lazard Group or LAM, including a dissolution or sale of all or substantially all of the assets of Lazard Group or LAM, a merger of or sale of all of the interests in LAM whereby Lazard Group ceases to own a majority of LAM or have the right to appoint a majority of the board of directors of LAM, or a non-ordinary course sale of assets by LAM that exceeds $50 million in value. As a general matter, in connection with a fundamental transaction that triggers the LAM equity units, following the completion of such transactions the holders of the LAM equity units would be entitled in the aggregate, as of December 31, 2005, to approximately 22.8% of the net proceeds or imputed valuation of LAM in such transaction after deductions for payment of creditors of LAM and the return of LAM capital. As of December 31, 2005, LAM’s capital for these purposes totaled approximately $67 million, of which approximately $15 million was owned by LAM managing directors and employee members, with the remainder owned by Lazard Group. These LAM equity units are not entitled to share in the operating results of LAM. A separate class of interests in LAM, which we refer to as “LAM profit units,” is entitled to the ordinary profit and losses of LAM, all of which are owned by Lazard Group. Accordingly, in the absence of a fundamental transaction that triggers the LAM equity units, all of LAM’s net income is allocable to Lazard Group. We have no current intention to cause or otherwise trigger a fundamental transaction that would give rise to payment obligations to the holders of interests in LAM.

On and after January 1, 2006, the board of directors of LAM, a majority of which is appointed by Lazard Group, may, in its discretion, grant LAM equity interests that include profit rights to managing directors of, and other persons providing services to, LAM, as a portion of their ongoing compensation. If granted, these equity interests would be subject to specified vesting conditions. No such LAM equity interests have been granted subsequent to January 1, 2006 nor is there any present intention to do so.

Also included in minority interest in our consolidated financial statements are minority interests in various LAM-related general partnerships.

In September 2002, Lazard Group and Banca Intesa S.p.A (“Intesa”) announced their agreement to form a strategic alliance (the “Strategic Alliance”). Under the terms of this Strategic Alliance, Intesa became a 40% partner in Lazard Group’s business interests in Italy in January 2003. As a result, commencing in 2003, Lazard Group has recorded minority interest to reflect Intesa’s economic interest in the Italian alliance.

As of December 31, 2004, in accordance with the adoption of Financial Interpretation No. 46R for Consolidation of Certain Variable Interest Entities (“FIN 46R”), referred to as “VIEs,” Lazard Group consolidated certain VIEs in which it holds a variable interest and where Lazard Group is the primary beneficiary. Those VIEs include Lazard Group sponsored venture capital investment vehicles established in connection with our compensation plans. Accordingly, Lazard Group’s consolidated financial statements at December 31, 2004 reflect minority interests associated with these VIEs. These VIEs were included with the separated businesses and, as such, are not reflected in our consolidated financial statements following the financing transactions. To the extent that we expand our merchant banking activities in the future, we expect that we may be required to consolidate additional VIEs related to such activities. The managing directors of our French business hold nominal equity interests in several of our French subsidiaries, totaling less than 0.1% of the equity interests in each such subsidiary. Accordingly, as currently constituted, these managing directors may have a role in the procedures at these subsidiaries, including the right to vote on the appointment or removal of managing directors, mergers and alterations to key provisions of their by-laws.

As described in Note 1 of Notes to Consolidated Financial Statements, commencing May 10, 2005, the Company no longer recognizes payments for services rendered by the managing directors of LAM (and employee members of LAM) as charges to minority interest. Effective May 10, 2005, those charges are now included in compensation and benefits expense and distributions to profit participation members.

See Note 5 of Notes to Consolidated Financial Statements for information regarding the components of the Company’s minority interest.

Discontinued Operations

As described above, in connection with the separation Lazard Group transferred the Capital Markets and Other segment to LFCM Holdings as of May 10, 2005. Capital Markets and Other net revenue largely consisted of primary revenue earned from underwriting fees from securities offerings and secondary revenue earned in the form of commissions and trading profits from principal transactions in Lazard Group’s equity, fixed income and convertibles businesses and underwriting and other fee revenue from corporate broking in the U.K. Lazard Group also earned fund management fees and, if applicable, carried interest incentive fees related to merchant banking funds managed as part of this former segment. Such carried interest incentive fees were earned when profits from merchant banking investments exceeded a specified threshold. In addition, this former segment generated investment income and net interest income principally from long-term investments, cash balances and securities financing transactions.

Net Income Allocable to Members

Prior to the equity public offering, payments for services rendered by Lazard Group’s managing directors were accounted for as distributions from members’ capital, or as minority interest in net income in the case of payments to LAM managing directors and certain key LAM employee members, rather than as compensation and benefits expense. As a result, prior to May 10, 2005 Lazard Group’s compensation and benefits expense and net income allocable to members, did not reflect most payments for services rendered by its managing directors. Following the consummation of the equity public offering and financing transactions, the Company now includes all payments for services rendered by its managing directors, including the managing directors of LAM and distributions to profit participation members, in compensation and benefits expense.

The table below illustrates what our compensation and benefits expense would have been on an adjusted basis for the years ended December 31, 2005 and 2004 had the portion of distributions to members which represent payments for services rendered and our minority interest in net income related to LAM been accounted for as compensation and benefits expense. The table further illustrates the relationship between our adjusted compensation and benefits expense and our operating revenue. We define operating revenue to equal consolidated total gross revenue less (i) revenue related to the consolidation of LAM general partnerships and (ii) interest expense related to LFB, our Paris-based banking affiliate. We deduct general partnership revenue because we do not deem such revenue to be operating in nature as it is directly offset by a charge to minority interest in net income for the same amount. The interest expense incurred by LFB is also excluded from our definition of operating revenue because LFB is a commercial bank and we consider its interest expense to be a cost directly related to the conduct of its business. The remaining interest expense, however, relates to our decisions regarding the capital structure of Lazard as a whole.

	Year Ended December 31,
	2005	2004
	($ in thousands)
Adjusted compensation and benefits
Historical	$698,683	$466,064
Add (deduct):
Portion of distributions representing payments for services rendered by managing directors (excluding LAM managing directors)	66,395	280,317
Portion of distributions representing payments included in minority interest for services rendered by LAM managing directors and employee members of LAM	9,081	73,965

Adjusted compensation and benefits	$774,159	$820,346

Operating revenue
Historical total revenue	$1,379,786	$1,134,381
Add (deduct):
LFB Interest expense	(19,388)	(17,843)
Revenue related to consolidation of LAM general partnerships	(2,784)

Operating revenue	$1,357,614	$1,116,538

Adjusted compensation expense-to-operating revenue ratio	57.0%	73.5%

Our policy is that our compensation and benefits expense, including that payable to our managing directors, will not exceed 57.5% of operating revenue each year (although we retain the ability to change this policy in the future). In 2005, the new compensation arrangements were in effect, and our compensation expense-to-operating revenue ratio was 57.0%. We have achieved this target ratio in 2005, while continuing to maintain financial packages for our managing directors that we believe are competitive in the market place. While we have implemented such steps that we believe will maintain our on-going compensation expense-to-operating revenue ratio to the target level of 57.5%, there can be no guarantee that this will be achieved or that our policy will not change in the future. Increased competition for senior professionals, changes in the financial markets generally or other factors could prevent us from reaching this objective.

Consolidated Results of Operations

Lazard’s consolidated financial statements are presented in U.S. dollars. Many of our non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. dollar, generally the currency of the country in which the subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. dollars using exchange rates as of the respective balance sheet date while revenue and expenses are translated at average exchange rates during the respective periods. Adjustments that result from translating amounts from a subsidiary’s functional currency are reported as a component of members’ and stockholders’ equity. Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included in the consolidated statements of income.

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

The consolidated results of operations for the years ended December 31, 2005, 2004 and 2003 are set forth below:

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Net Revenue:
Financial Advisory	$864,812	$655,200	$690,967
Asset Management	466,188	417,166	350,348
Corporate	(29,589)	22,464	11,627

Net revenue	1,301,411	1,094,830	1,052,942

Operating Expenses:
Compensation and benefits and, commencing May 10, 2005, distributions to profit participation members(*)	698,683	466,064	388,266
Non-compensation expense	257,052	260,942	225,940

Total operating expenses	955,735	727,006	614,206

Operating Income from Continuing Operations(*)	345,676	367,824	438,736
Provision for income taxes	54,173	28,272	36,953

Income from Continuing Operations Before Minority Interest in Net Income(*)	291,503	339,552	401,783
Minority interest in net income	18,703	87,553	94,565

Income from Continuing Operations(*)	272,800	251,999	307,218
Loss from Discontinued Operations(*)	(17,576)	(10,532)	(56,835)
Extraordinary Gain		5,507

Net Income Allocable to Members(*)	$255,224	$246,974	$250,383

(*) Excludes, as applicable, with respect to periods ended prior to May 10, 2005, payments for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense.

Certain key ratios, statistics and headcount information for the years ended December 31, 2005, 2004 and 2003 are set forth below:

	Year Ended December 31,
	2005	2004	2003
As a % of Net Revenue:
Financial Advisory	66%	60%	66%
Asset Management	36	38	33
Corporate	(2)	2	1

Net Revenue	100%	100%	100%

As a % of Net Revenue:
Operating Income	27%	34%	42%

	As of December 31,
	2005	2004*	2003*

Headcount:
Managing Directors:
Financial Advisory	123	127	111
Asset Management	38	33	22
Corporate	8	6	5
Limited Managing Directors	5	19	22
Other Employees:
Business segment professionals	777	786	773
All other professionals and support staff	1,240	1,368	1,433

Total	2,191	2,339	2,366

*	After giving effect to the separation

Year Ended December 31, 2005 versus December 31, 2004

Net revenue was $1,301 million for the year ended December 31, 2005, up $207 million, or 19%, versus net revenue of $1,095 million for 2004. During 2005, Financial Advisory net revenue was $865 million, an increase of $210 million or 32% versus net revenue of $655 million in 2004, with M&A net revenue having increased by $193 million or 40% and Financial Restructuring net revenue having increased by $7 million or 8%. Asset Management net revenue was $466 million, an increase of $49 million or 12%, versus net revenue of $417 million in 2004, with management fees having increased by $32 million or 9% and incentive fees having increased by $17 million or 63%. Corporate net revenue decreased by $52 million.

The increase in M&A net revenues is a result of both strong M&A performance, consistent with increased industry-wide completed mergers and acquisitions activity and our increased productivity. Lazard’s M&A Group advised on a number of 2005’s major completed transactions, including Nextel’s $43 billion merger with Sprint, Mitsubishi Tokyo Financial’s $41 billion acquisition of UFJ Holdings and Telecom Italia’s $29 billion acquisition of Telecom Italia Mobile, which represented three of the five largest completed transactions in 2005. Financial Restructuring net revenue increased as a result of our involvement in 2005 in six of the seven largest Chapter 11 bankruptcies. In addition, we advised Charter Communications on one of the largest debt for debt exchange offers consummated in the high yield markets, assisted the UAW in its negotiations with General Motors in restructuring General Motors’ post retirement health care obligations and Parmalat on the largest Italian corporate restructuring to-date.

The increase in Asset Management net revenue is principally attributed to a $5.8 billion, or 7%, increase in average AUM during 2005. AUM growth was largely due to market appreciation of $7.4 billion, which more than offset net outflows of $4.2 billion and the negative impact of foreign currency adjustments of $1.4 billion.

During 2005, our management fees increased by 9%, along with a 63% increase in incentive fees earned in 2005 as compared to 2004. Although there were net outflows in AUM during 2005, several products experienced significant new inflows, particularly in Emerging Market, Global Thematic Equity, U.S. Midcap Equity and European Fixed Income products.

The decrease in Corporate net revenue is principally due to (i) interest expense on financings associated with the issuance of debt and equity security units that occurred on May 10, 2005 in connection with the equity public offering and recapitalization, with such incremental interest expense related thereto for the period May 10, 2005 through December 31, 2005 approximating $38 million, and (ii) the net change in investment gains and losses in 2005 versus 2004.

Compensation and benefits expense was $699 million for the year ended December 31, 2005, an increase of $233 million, or 50%, versus expense of $466 million for 2004. The expense increase was primarily due to the Company’s inclusion, for the period subsequent to the consummation of the equity public offering, of all payments for services rendered by our managing directors in compensation and benefits expense, including distributions to profit participation members and payments for services rendered by managing directors of LAM (and employee members of LAM) the latter of which previously had been accounted for as minority interest in net income, partially offset by reductions in pension and post-retirement health benefit costs of approximately $35 million. Headcount (including managing directors and all other employees) as of December 31, 2005 was 2,191 down 148 versus headcount as of December 31, 2004, representing reductions principally in support personnel and, to a lesser extent, Financial Advisory. Asset Management headcount increased as a result of hirings in selected growth areas.

Non-compensation expense was $257 million or 19% of operating revenue of $1,358 million in the year ended December 31, 2005, compared with $261 million or 23% of operating revenue or $1,117 million in 2004. The decrease in the year-to-date ratio is due to the operating leverage from higher operating revenues along with decreases in non-compensation expense. Premises and occupancy expenses in 2005 were $69 million, a decrease of approximately $6 million, or 7%, due primarily to less occupied space in London and lower refurbishment costs in the U.S. Professional fees in 2005 were $51 million, up $2 million, or 5%, versus the corresponding 2004 period principally due to increased costs associated with being a public company. Travel and entertainment expenses in 2005 were $44 million, a decrease of $1 million, or 2%, versus 2004. Communication and information services and equipment costs in 2005, in the aggregate, were $50 million, a decrease of approximately of $1 million, or 1%, versus 2004. Other expenses were $43 million, an increase of approximately $1 million, or 2%, versus $42 million for 2004 primarily due to increased costs incurred as a result of being a public company.

Operating income was $346 million for 2005, a decrease of $22 million, or 6% lower than operating income of $368 million for 2004. Operating income as a percentage of net revenue was 27% for 2005 versus 34% for 2004, with the decrease in operating income and the relative margin primarily resulting from the increase in compensation and benefits expense described above partially offset by the increase in revenues.

Provision for income taxes was $54 million for 2005, an increase of $26 million versus $28 million for 2004, due to increased profitability in locations that are subject to corporate income taxes.

Minority interest in net income was $19 million for 2005, a decrease of $69 million versus $88 million for 2004, principally due to compensation for LAM members now being recorded in compensation and benefits expense commencing with the consummation of the equity public offering on May 10, 2005, while, prior thereto, such amounts were recorded in minority interest in net income. See “—Minority Interest.” As described above, amounts recorded as minority interest in net income for periods prior to May 10, 2005 are not comparable to amounts recorded as minority interest in net income for periods commencing May 10, 2005.

Net losses from discontinued operations were $18 million for 2005, versus net losses of $11 million for 2004.

Year ended December 31, 2004 versus December 31, 2003

For the year ended December 31, 2004, net revenue was $1,095 million, up $42 million, or 4%, versus net revenue of $1,053 million for 2003. During 2004, M&A net revenue increased by 15%, Financial Restructuring net revenue decreased by 61%, while Asset Management net revenue increased by 19%.

The increase in M&A net revenue in 2004 was a result of strong M&A performance, consistent with increased industry-wide completed mergers and acquisition activity and our increased productivity. Lazard’s M&A Group generated significant fees from the following clients: Air Liquide, Bank One, Fisher Scientific, Intesa, Interbrew, MG Technologies, Pfizer, Pirelli, Resolution Life, UCB and Veolia Environment. The decrease in Financial Restructuring net revenue in 2004 was principally due to the 53% decline in the amount of corporate debt defaults.

The increase in Asset Management’s net revenue was principally attributed to a $13.9 billion, or 21% increase in average AUM during 2004. AUM growth was largely due to market appreciation. During 2004, our management fees increased by $73 million and other income increased by $5 million, partially offset by a decrease in incentive fees of $11 million.

Compensation and benefits expense was $466 million for 2004, an increase of $78 million, or 20%, versus expense of $388 million in 2003. The expense increase was primarily due to increases in performance-based bonus accruals, new service groups operating for the full year in 2004, and increased pension costs in the U.S. and Europe. Headcount (including managing directors and all other employees) as of December 31, 2004 was 2,339, down 27 versus headcount as of December 31, 2003, however, the composition changed with decreases in headcount in Financial Advisory and Corporate being offset by increased headcount in Asset Management.

Non-compensation expense was $261 million for 2004, an increase of $35 million, or 15%, versus expense of $226 million for 2003. Premises and occupancy expenses were $74 million, an increase of $13 million, or 20%, due to higher occupancy costs in the U.S. and Europe for offices that were not operating for the full year in 2003. Professional fees were $49 million, an increase of $1 million, or 2%, versus $48 million for 2003 primarily due to costs incurred in connection with the equity public offering, partially offset by lower consulting fees. Travel and entertainment expenses were $45 million, an increase of $7 million, or 17%, versus $38 million for 2003, due to increased business development efforts. Communication and information services and equipment costs, in the aggregate, were $51 million, an increase of $8 million, or 18%, versus $43 million for 2003 due to increased software maintenance expense and additional technology related spending in certain offices in the U.S. and Europe. Other expenses were $42 million, an increase of $7 million versus 2003, with no one business activity accounting for a significant portion of the increase.

Operating income from continuing operations was $368 million for 2004, a decrease of $71 million, or 16%, versus operating income from continuing operations of $439 million for 2003. Operating income as a percentage of net revenue was 34% for 2004 versus 42% for 2003.

Provision for income taxes for the year ended December 31, 2004 was $28 million, a decrease of $9 million versus $37 million for 2003 due to decreased profitability in locations that are subject to corporate income taxes.

Minority interest in net income for the year ended December 31, 2004, was $88 million, a decrease of $7 million versus $95 million for 2003, principally due to a decrease in minority interest associated with LAM related general partnerships and with the Italian strategic alliance, partially offset by an increase in the performance-based compensation for LAM members. See “—Minority Interest.”

Net losses from discontinued operations for the year ended December 31, 2004, were $11 million versus net losses of $57 million in 2003.

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

Financial Advisory

The following table summarizes the operating results of the Financial Advisory segment.

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)
M&A	$674,543	$481,726	$419,967
Financial Restructuring	103,404	96,100	244,600
Corporate Finance and Other	86,865	77,374	26,400

Net Revenue	864,812	655,200	690,967

Direct Compensation and Benefits and, commencing May 10, 2005, distributions to profit participation members	394,368	230,340	189,823
Other Operating Expenses(a)	194,656	213,342	190,427

Total Operating Expenses	589,024	443,682	380,250

Operating Income	$275,788	$211,518	$310,717

Operating Income as a Percentage of Net Revenue	32%	32%	45%

	As of December 31,
	2005	2004	2003
Headcount (b):
Managing Directors	123	127	111
Limited Managing Directors	2	4	7
Other Employees:
Business segment professionals	490	512	508
All other professionals and support staff	304	320	340

Total	919	963	966

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(b)	Excludes headcount related to indirect support functions. Such headcount is included in the Corporate headcount.

Net revenue trends in Financial Advisory for M&A and Financial Restructuring generally are correlated to the volume of completed industry-wide mergers and acquisitions activity and restructurings occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, material variances in the level of mergers and acquisitions activity in a particular geography where Lazard has significant market share or the number of its advisory engagements with respect to larger-sized transactions can cause its results to diverge from industry-wide activity. Certain Lazard client statistics and global industry statistics are set forth below:

	Year Ended December 31,
	2005	2004	2003
Lazard Statistics:
Number of Clients:
Total	484	435	370
With Fees Greater than $1 million	184	136	137
Percentage of Total Fees from Top 10 Clients (a)	20%	25%	30%
Number of M&A Transactions Completed Greater than $1 billion (b)	39	31	29

Industry Statistics ($ in billions):
Volume of Completed M&A Transactions (b):
Global	$2,175	$1,614	$1,203
Trans-Atlantic	135	98	94
Global Corporate Debt Defaults (c)	28	16	34

(a)	There were no individual clients that constituted more than 10% of our Financial Advisory segment net revenue in the years ended December 31, 2005, 2004 or 2003.
(b)	Source: Thomson Financial as of January 11, 2006
(c)	Source: Moody’s Investor Service, Inc.

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms. The offices that generate Financial Advisory net revenue are located in North America, Europe (principally in the U.K., France, Italy and Germany) and the rest of the world (principally in Asia).

	Year Ended December 31,
	2005	2004	2003
North America	48%	45%	49%
Europe	50	54	50
Rest of World	2	1	1

Total	100%	100%	100%

The Company’s managing directors and many of its professionals have significant experience, and many of them are able to use this experience to advise on both mergers and acquisitions and financial restructuring transactions, depending on clients’ needs. This flexibility allows Lazard to better match its professional staff with the counter-cyclical business cycles of mergers and acquisitions and financial restructurings. While Lazard measures revenue by practice area, Lazard does not separately measure the separate costs or profitability of mergers and acquisitions services as compared to financial restructuring services. Accordingly, Lazard measures performance in its Financial Advisory segment based on overall segment net revenue and operating income margins.

Financial Advisory Results of Operations

Year ended December 31, 2005 versus December 31, 2004

During 2005, Financial Advisory net revenue was $865 million, an increase of $210 million or 32% versus net revenue of $655 million in 2004. In 2005, M&A net revenue of $675 million increased $193 million, or 40% versus 2004, driven by the improved productivity of our managing directors and the improved environment for mergers and acquisitions activity. The increase in M&A net revenue was also accompanied by an approximate $7 million, or 8%, increase in Financial Restructuring net revenue versus 2004. Corporate Finance and Other net revenue increased by $9 million or 12% principally as a result of a higher level of private equity fund raising.

Lazard’s M&A Group advised on a number of 2005’s major completed transactions, including Nextel’s $43 billion merger with Sprint, Mitsubishi Tokyo Financial’s $41 billion acquisition of UFJ Holdings and Telecom Italia’s $29 billion acquisition of Telecom Italia Mobile, which represented three of the five largest completed transactions in 2005. Financial Restructuring net revenue increased as a result of our involvement in 2005 in six of the seven largest Chapter 11 bankruptcies. In addition, we advised Charter Communications on one of the largest debt for debt exchange offers consummated in the high yield markets, assisted the UAW in its negotiations with General Motors in restructuring General Motors’ post retirement health care obligations and Parmalat on the largest Italian corporate restructuring to-date. Other clients with whom Lazard Group transacted significant business during 2005 included Air Transportation Stabilization Board, Alcan, Danone, National Australia Bank, Pirelli, Telesystem International Wireless and Wellchoice.

Operating expenses were $589 million in 2005 period, an increase of $145 million, or 33%, versus operating expenses of $444 million in 2004. Compensation and benefits expense increased by $164 million or 71% as compared to 2004. The increase was principally due to the inclusion, for the period subsequent to the consummation of the equity public offering, of all payments for services rendered by our managing directors, including distributions to profit participation members, in compensation and benefits expense. In addition, bonuses to employees increased due to increased revenue and profitability in 2005. Partially offsetting these increases were decreases relating to lower headcount, lower pension and health costs, including an additional $5 million relating to the termination in 2004 of a post-retirement medical plan in Europe. Other operating expenses decreased by $19 million or 9% due to lower premises and occupancy expense of $6 million, lower travel and entertainment of $2 million, lower support group allocations of $8 million, and all other cost categories of $3 million. Premises and occupancy expense decreased due to less occupied space in London, lower refurbishment costs in the U.S. and lower lease costs in Paris. Travel and entertainment expense decreased partially due to increased amounts billable to clients. Support group allocations to Financial Advisory were also lower principally due to various cost containment programs implemented in 2005.

Financial Advisory operating income was $276 million in 2005, an increase of $64 million or 30%, versus operating income of $212 million for 2004. Operating income as a percentage of segment net revenue was 32% for 2005 versus 32% in 2004, with the increase in recorded compensation expense in the 2005 period being offset by the leverage resulting from higher revenues.

Year ended December 31, 2004 versus December 31, 2003

In 2004, M&A net revenue increased by $62 million, or 15%, driven by the improved environment for mergers and acquisitions activity. The increase in M&A net revenue was offset by a decrease of $149 million, or 61%, in Financial Restructuring net revenue versus 2003, consistent with the decline in global corporate debt defaults that began in 2003. Other Financial Advisory net revenue increased by $51 million primarily due to net revenue generated from a new service that raises capital for private equity funds that commenced operations in 2003, as well as increased underwriting net revenue in corporate finance activities.

Clients with whom Lazard generated significant fees in 2004 included Air Liquide, Bank One, Fisher Scientific, Intesa, Interbrew, MG Technologies, National Energy & Gas, Pfizer, Pirelli, Resolution Life, UCB and Veolia Environment.

Operating expenses were $444 million for 2004, an increase of $64 million, or 17%, versus operating expenses of $380 million in 2003. Direct compensation and benefits expense increased by $41 million, or 21%. While changes in compensation are generally correlated to changes in employee headcount, the timing and composition of such headcount changes may have a direct impact on the level of any given year’s compensation and benefit expense. More specifically, in 2004, while total employee headcount in the Financial Advisory segment remained relatively flat, compensation and benefits expense increased primarily due to an increase in headcount in certain of our offices and in new offices or new service groups that were partially or not operational in 2003, and increased pension costs in the U.S. and Europe, partially offset by a $4 million decrease related to the termination of a post-retirement medical plan in Europe. Other operating expenses increased by $23 million, or 12%, due to increases in premises and occupancy expense of $7 million, travel and entertainment expense of $4 million, communications, information services and equipment of $2 million and all other expenses, which in the aggregate increased by $10 million. Premises and occupancy expense increased due to higher occupancy costs in Europe as well as in the U.S. for offices that were not operating for the full year in 2003. Travel and entertainment expense increased due to business development efforts. Communications, information services and equipment expense increased due to additional technology and equipment expense in certain offices in the U.S. and Europe and technology upgrades in the U.S.

Financial Advisory operating income was $212 million for 2004, a decrease of $99 million, or 32%, versus operating income of $311 million for 2003. Operating income as a percentage of segment net revenue was 32% for 2004 versus 45% in 2003.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of December 31,
	2005	2004	2003
	($ in millions)
AUM:
International Equities	$42,104	$39,267	$34,389
Global Equities	15,872	17,762	15,922
U.S. Equities	12,920	12,716	12,236

Total Equities	70,896	69,745	62,547

International Fixed Income	6,604	6,226	5,174
Global Fixed Income	2,135	2,008	1,932
U.S. Fixed Income	2,374	2,970	4,393

Total Fixed Income	11,113	11,204	11,499

Alternative Investments	3,394	2,800	1,370
Merchant Banking	826	551	411
Cash Management	2,005	2,135	2,544

Total AUM	$88,234	$86,435	$78,371

Average AUM for the years ended December 31, 2005, 2004 and 2003 is set forth below. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Year Ended December 31,
	2005	2004	2003
	($ in millions)
Average AUM	$86,106	$80,261	$66,321

The following is a summary of changes in AUM for the years ended December 31, 2005, 2004 and 2003.

	Year Ended December 31,
	2005	2004	2003
	($ in millions)
AUM—Beginning of Period	$86,435	$78,371	$63,685
Net Flows	(4,198)	(3,489)	(1,111)
Market Appreciation	7,355	10,793	14,457
Foreign Currency Adjustments	(1,358)	760	1,340

AUM—End of Period	$88,234	$86,435	$78,371

AUM as of December 31, 2005 was $88.2 billion, up $1.8 billion from AUM of $86.4 billion as of December 31, 2004. During the year ended December 31, 2005, market appreciation of $7.4 billion was partially offset by net outflows of $4.2 billion and the negative impact of changes in foreign currency exchange rates of $1.4 billion. Net outflows were experienced primarily in International and Global Equities, and were partially offset by new inflows, particularly in Emerging Market, Global Thematic Equity, U.S. Midcap Equity and European Fixed Income products. While net outflows occurred during 2005, the fourth quarter experienced modest net inflows of approximately $150 million.

During 2005, average AUM was $86.1 billion, an increase of approximately $5.8 billion, or 7%, versus $80.3 billion in 2004.

The following table summarizes the operating results of the Asset Management segment.

	Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Management Fees	$389,414	$357,229	$284,565
Incentive Fees	44,627	27,354	38,225
Other Income	32,147	32,583	27,558

Net Revenue	466,188	417,166	350,348

Direct Compensation and Benefits, and, commencing May 10, 2005, distributions to profit participant members	199,600	134,097	108,701
Other Operating Expenses(a)	150,201	147,932	131,187

Total Operating Expenses	349,801	282,029	239,888

Operating Income	$116,387	$135,137	$110,460

Operating Income as a Percentage of Net Revenue	25%	32%	32%

	As of December 31,
	2005	2004	2003
Headcount(b):
Managing Directors	38	33	22
Limited Managing Directors	2	2	2
Other Employees:
Business segment professionals	276	261	253
All other professionals and support staff functions	327	320	318

Total	643	616	595

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(b)	Excludes headcount related to indirect support functions. Such headcount is included in the Corporate headcount.

There were no individual clients that constituted more than 10% of our Asset Management segment net revenue for the years ended December 31, 2005, 2004 or 2003.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms:

	Year Ended December 31,
	2005	2004	2003
North America	59%	59%	63%
Europe	33	33	30
Rest of World	8	8	7

Total	100%	100%	100%

Asset Management Results of Operations

Year Ended December 31, 2005 versus December 31, 2004

Asset Management net revenue was $466 million in 2005, an increase of $49 million, or 12%, versus net revenue of $417 million in 2004. Management fees for 2005 were $389 million, up $32 million, or 9%, versus 2004, generally consistent with the 7% increase in average AUM in 2005. Incentive fees earned in 2005 were $45 million, an increase of $18 million versus $27 million recorded in 2004 due to better performance in certain funds that provide for such incentive fees. Other income was $32 million, in 2005, flat versus 2004.

Operating expenses were $350 million for 2005, an increase of $68 million, or 24%, versus operating expenses of $282 million in 2004. Compensation and benefits expense increased by $66 million or 49% as compared to 2004. The increase was principally due to the inclusion, for periods subsequent to the consummation of the equity public offering, of all payments for services rendered by managing directors of LAM (and employee members of LAM) including distributions to profit participation members, in compensation and benefits expense which had previously been accounted for as minority interest in net income. Partially offsetting these increases were decreases relating to lower pension costs. Other operating expenses increased in 2005 by $2 million or 2% due to higher professional fees of $4 million, higher travel and entertainment of $1 million, and higher other expenses of $2 million, offset by lower premises and occupancy of $1 million and support group allocations of $4 million. Professional fees increased primarily due to marketing consulting fees and travel and entertainment increased due to increased business development activities. Premises and occupancy expense decreased as a result of lower lease costs in Paris. Support group allocations to Asset Management in 2005 were lower principally due to various cost containment programs that were implemented in 2005.

Asset Management operating income was $116 million in 2005, a decrease of $19 million, or 14%, versus operating income of $135 million in 2004. Operating income as a percentage of segment net revenue was 25% for 2005 versus 32% in 2004, with the decline in 2005 attributable to the increase in recorded compensation expense in 2005 as described above, partially offset by higher revenues in 2005.

Year Ended December 31, 2004 versus December 31, 2003

Asset Management net revenue was $417 million in 2004, an increase of $67 million, or 19%, versus net revenue of $350 million in 2003. Management fees in 2004 were $357 million, up $73 million, or 26%, versus 2003. For 2004, average AUM increased by approximately $13.9 billion, or 21%, versus 2003. Management Fees grew at a faster rate than average AUM primarily due to a greater percentage of AUM concentrated in equity and alternative investments versus fixed income products (84% of total AUM in 2004 as compared to 82% in 2003), which generally earn higher management fees. Incentive fees earned in 2004 were $27 million, a decrease of $11 million versus $38 million in 2003, due to lower performance in certain investment funds. Other income in 2004 was $33 million, up $5 million versus 2003.

AUM as of December 31, 2004 was $86.4 billion, an increase of $8.1 billion, or 10%, versus AUM of $78.4 billion as of December 31, 2003. During 2004, the increase in AUM was primarily due to market appreciation of $10.8 billion that more than offset net outflows of $3.5 billion. Net outflows were principally related to performance related withdrawals, asset allocation decisions and corporate restructurings.

Operating expenses were $282 million in 2004, an increase of $42 million, or 18%, versus operating expenses of $240 million in 2003. Direct compensation and benefits expense increased by $25 million, or 23%, versus 2003, primarily due to increases in performance-based bonuses relating to the increased operating results and to a lesser extent, increases in headcount to support global growth. Other operating expenses increased by $17 million, or 13%, versus 2003 principally due to increases in premises and occupancy expense of $3 million, travel and entertainment expense of $2 million, equipment expense of $2 million, and all other expenses which, in the aggregate, increased $10 million.

Asset Management operating income was $135 million in 2004, an increase of $25 million, or 22%, versus operating income of $110 million for 2003. Operating income as a percentage of segment net revenue was 32% in both 2004 and 2003.

Cash Flows

The Company’s cash flows are influenced primarily by the timing of receipt of Financial Advisory and Asset Management fees, the timing of distributions to members and payment of bonuses to employees. The accounts receivables collection period generally approximates 60 days. However, the collection time for restructuring transactions may extend beyond 60 days, particularly those that involve bankruptcies due to issues such as court-ordered holdbacks. In addition, fee receivables from our private fund advisory activities are generally collected over a four year period.

Cash and cash equivalents were $490 million at December 31, 2005, an increase of $185 million versus cash and cash equivalents of $306 million at December 31, 2004. During the year ended December 31, 2005, cash of $900 million was provided by operating activities, including (i) $255 million from net income, (ii) $28 million of noncash charges, principally consisting of depreciation and amortization of $15 million relating to property, $2 million relating to the amortization of deferred expenses and restricted stock units, and minority interest in net income of approximately $19 million, partially offset by $8 million of deferred tax benefits, and (iii) $617 million being provided by net changes in other operating assets and operating liabilities. Cash of $4 million was provided from investing activities, principally from net disposals of property. Financing activities and exchange rate changes during the year used cash of $705 million and $13 million, respectively, primarily for the redemption of historical partner interests and other distributions to historical partners, members, separated businesses and minority interest holders, with these items partially offset by proceeds from the financing transactions. The Company traditionally makes payments for employee bonuses and distributions to members and minority interest holders primarily in the first four months of the year with respect to the prior year’s results.

Cash and cash equivalents were $306 million at December 31, 2004, an increase of $64 million versus cash and cash equivalents of $242 million at December 31, 2003. During 2004, cash of $534 million was provided by operating activities, including (i) $247 million from net income allocable to members, (ii) $105 million of noncash charges, principally consisting of depreciation and amortization of $17 million, $1 million of deferred tax provision and minority interest in net income of $87 million, and (iii) $182 million being provided by net changes in other operating assets and operating liabilities. Cash of $10 million was used for investing activities principally related to net additions to property. Financing activities during the year used $470 million of cash, primarily for distributions to members and minority interest holders of $469 million. Exchange rate changes provided approximately $10 million of cash in 2004.

Liquidity and Capital Resources

Historically, the Company’s source of liquidity has been cash provided by operations, with a traditional seasonal pattern of cash flow. While employee salaries are paid throughout the year, annual discretionary bonuses have historically been paid to employees in January following year-end. The Company’s managing directors are paid a salary during the year, but a majority of their annual cash distributions with respect to the prior year have historically been paid to them in three monthly installments in February, March and April following year-end. In addition, and to a lesser extent, during the year we pay certain tax advances on behalf of our managing directors, and these advances serve to reduce the amounts due to the managing directors in the three installments described above. As a consequence, our level of cash on hand generally decreases significantly during the first four months of the year and gradually builds up over the remainder of the year. We expect this seasonal pattern of cash flow to continue.

Lazard’s consolidated financial statements are presented in U.S. dollars. Many of Lazard’s non-U.S. subsidiaries have a functional currency, i.e., the currency in which operational activities are primarily conducted, that is other than the U.S. dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at the respective balance sheet date exchange rates, while revenue and expenses are translated at average exchange rates during the year. Adjustments that result from translating amounts from a subsidiary’s functional currency are reported as a component of members’ equity (deficiency). Such currency translation adjustments served to increase (decrease) members’ equity (deficiency) by approximately $(47) million, $30 million and $51 million in the years ended December 31, 2005, 2004 and 2003, respectively. Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of income.

During 2004 and 2003, following the hiring of new senior management, Lazard invested significant amounts in the recruitment and retention of senior professionals in an effort to reinvest in the intellectual capital of Lazard’s business. As a result, in 2004 and 2003, distributions to its managing directors exceeded Lazard’s net income allocable to members. The amounts of the distributions that exceeded net income allocable to members were the primary cause for a decrease in members’ equity during these periods. As of December 31, 2004, Lazard’s members’ equity was $385 million. As of December 31, 2005, Lazard’s members’ deficiency was $870 million. The reduction in 2005 of approximately $1.26 billion was primarily the result of the redemption of historical partner interests ($1.52 billion), the distribution of the net assets of the separated businesses ($243 million) and a distribution to LAZ-MD Holdings and LFCM Holdings ($150 million). These items more than offset the increase in members’ equity associated with the equity public offering ($872 million) and all other members’ equity activity.

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. We maintain lines of credit in excess of anticipated liquidity requirements. As of December 31, 2005, Lazard had $179 million in unused lines of credit available to it, including $48 million of unused lines of credit available to LFB. This amount excludes a $25 million credit line to Lazard Frères & Co. LLC that is currently covered by a commitment letter described below.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, including use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months and beyond. As noted above, we intend to maintain lines of credit that can be utilized should the need arise. Concurrently with the equity public offering, Lazard Group entered into a five year, $125 million senior revolving credit facility with a group of lenders. As of December 31, 2005, $30 million was outstanding under this credit facility. In addition, Lazard entered into a commitment letter dated April 14, 2005 which provides that, subject to customary conditions precedent for transactions of this nature, including obtaining regulatory approval, a group of lenders will provide a separate $25 million subordinated credit facility for Lazard Frères & Co. LLC, our U.S. broker-dealer subsidiary. The Lazard Frères & Co. LLC facility is expected to be a four-year revolving credit facility, and then converts to a term loan facility for an additional year. This commitment letter expires, as extended, March 31, 2006. The senior revolving credit facility contains customary affirmative and negative covenants and events of default for facilities of this type, and we expect that the Lazard Frères & Co. LLC facility will as well. The senior revolving credit facility, among other things, limits the ability of the borrower to incur debt, grant liens, pay dividends, enter into mergers or to sell all or substantially all of its assets and contains financial covenants that must be maintained. We expect that the Lazard Frères & Co. LLC facility will contain similar restrictions and covenants for a facility of its type. Upon approval by the NASD, the Lazard Frères & Co. LLC facility is intended to qualify as a satisfactory subordination agreement in accordance with the applicable NASD rules and regulations. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources in addition to any new credit facilities.

Over the past several years, Lazard has entered into several financing agreements designed to strengthen both its capital base and liquidity, the most significant of which are described below. Each of these agreements is discussed in more detail in our historical consolidated financial statements and related notes included elsewhere in this Form 10-K.

In 2001, the Company issued mandatorily redeemable preferred stock (“Class C Preferred Interests”) for an aggregate amount of $100 million. The Class C Preferred Interests were subject to mandatory redemption by the Company in March 2011 and, prior to such date, were redeemable in whole or in part, at the Company’s option. The Class C Preferred Interests were entitled to receive distributions out of the profits of the Company at a rate of 8% per annum, which distributions were required to be paid prior to any distributions of profits to holders of any other existing class of interests in the Company. The Class C Preferred Interests were redeemed in May 2005 as part of the recapitalization transactions. Interest on mandatorily redeemable preferred stock for the years ended December 31, 2005, 2004 and 2003 of $(8) million, $8 million and $8 million, respectively, is included in “interest expense” in the consolidated statements of income. The credit in 2005 represents accrued dividends which were cancelled in connection with the redemption of membership interests of historical partners.

In May 2001, a wholly owned subsidiary of Lazard issued $50 million of Senior Notes due March 2011. These notes, which were unsecured obligations and guaranteed by Lazard, were prepaid in May 2005 in connection with the separation and recapitalization transactions.

In September 2002, the Company and Intesa announced their agreement to form a Strategic Alliance. Pursuant to the terms of the Strategic Alliance, effective January 2003, Intesa became a 40% partner in the Company’s business in Italy (“Lazard Italy”), and the Company and Intesa agreed to work to grow the investment banking business in Italy. Lazard Italy is consolidated in the consolidated financial statements, with Intesa’s 40% share recorded as minority interest.

The initial term of the Strategic Alliance ends December 31, 2007, and, unless terminated by either of the parties in connection with the end of any term, will automatically extend for additional five-year terms. Both the Company and Intesa have the right to terminate the Strategic Alliance arrangement at the end of each five-year term or at any other time should certain defined events occur, such as changes in control involving either party, transfers of either party’s interest in Lazard Italy or the removal of the chairman of that business under certain circumstances.

In connection with the Strategic Alliance, Intesa became an economic partner of the Company through an aggregate financial investment of $300 million. The investments made by Intesa consist of (i) a March 2003 purchase from a subsidiary of the Company of a $150 million Subordinated Convertible Promissory Note (the “Subordinated Convertible Note”), convertible into a contractual right that entitles the holder to receive payments that would be equivalent to those that a holder of a three percent equity goodwill interest in Lazard Group which represents the right to share (after payments or reserve for existing preferences of creditors, and the capital or capital equivalents of the members) in the net proceeds of fundamental corporate events, such as a sale of all or substantially all of the assets of Lazard Group or a disposition of a line of business and (ii) $150 million invested in Lazard Italy in June 2003, comprised of an investment of euro then equal to $100 million for 40% of the capital stock in Lazard Italy and the purchase of a $50 million Subordinated Promissory Note issued by Lazard Italy (the “Subordinated Promissory Note”). The Subordinated Promissory Note has a scheduled maturity date in the year 2078 (subject to extension), with interest payable annually at the rate of 3.0% per annum. The Subordinated Convertible Note, which is guaranteed by Lazard Group, has a scheduled maturity date in the year 2018 and has interest payable annually at a variable interest rate of not less than 3%, and not more than 3.25%, per annum (with such annual interest rate for the twelve month periods ending March 2006, March 2005 and March 2004 being 3.25%, 3.0% and 3.0%, respectively). Under certain circumstances, including a termination of the Strategic Alliance, the Subordinated Convertible Note and the Subordinated Promissory Note could be redeemed earlier than its stated maturity, and in connection with a termination of the Strategic Alliance, Lazard Group has the obligation to repurchase Intesa’s capital stock of Lazard Italy and the Subordinated Promissory Note and may be obligated to redeem the Subordinated Convertible Note at face value. The proceeds from the sale of capital stock in Lazard Italy exceeded the underlying book value of the net assets purchased by Intesa by approximately $56 million. This amount has been deferred and included in “other liabilities” on the consolidated statements of financial condition as Lazard Italy could be required to repurchase such amount of capital stock held by Intesa in the event of a termination of the Strategic Alliance.

The Company has provided financial advisory services to Intesa.

From time to time, Lazard Group has considered appropriate modifications to its joint venture relationship with Intesa. Lazard Group has held various discussions with Intesa in connection with the separation and recapitalization transactions, including Lazard Ltd’s equity public offering, and prior to consummation of the equity public offering, Intesa notified Lazard of its intention not to extend the term of the joint venture relationship beyond the expiration date of December 31, 2007. As a result, under the terms of the Strategic Alliance, unless Lazard Group and Intesa otherwise agree, Lazard will repurchase Intesa’s 40% interest in our business in Italy and repurchase the related $50 million subordinated promissory note for an aggregate amount of approximately $150 million on or prior to February 4, 2008. Based on the current performance of the joint venture, we do not currently expect an expiration of the joint venture in these circumstances to have a material adverse effect on our operating results or cash flows.

As part of these negotiations and discussions, Lazard Group received a letter from Intesa in July, 2005 informing Lazard Group of its intention to commence arbitration proceedings in order to obtain an order declaring Intesa’s right to early termination of the joint venture arrangements and the ineffectiveness of those arrangements on equitable grounds, as a result of the separation and recapitalization transactions and management changes at our Italian business. In the letter, Intesa stated that pending the determination of any arbitration, it intended to continue to perform in accordance with the joint venture arrangements until the initial expiration date of December 31, 2007. If at the end of an arbitration proceeding, it were to be determined that Intesa was entitled to early termination on the grounds alleged, Lazard would be obligated to repurchase their interest and note at that time if any such determination were finally made before Lazard repurchases such interest and note in connection with the end of the term of the joint venture on December 31, 2007. As of March 20, 2006, no arbitration proceedings have commenced.

If in an appropriate forum it were to be determined that Intesa was entitled to early termination on the grounds alleged, the $150 million Subordinated Convertible Note could become immediately due and payable. Intesa has also asserted its intention to seek damages relating to such termination or ineffectiveness.

Lazard believes that the allegations are without merit and, in the event an action is actually brought, intends to defend and protect its rights and interests with respect to these matters and the joint venture arrangements vigorously. Lazard also expects to pursue any and all related claims that it may have, including with respect to the nonperformance by Intesa of certain of its obligations under the arrangements, in connection with any such action, and to seek damages with respect to those claims.

Substantially all of the net proceeds received from the equity public offering and the financing transactions were used in connection with the recapitalization, and, to a lesser extent, to capitalize LFCM Holdings and LAZ-MD Holdings. See Notes 1 and 2 of Notes to Consolidated Financial Statements. We expect that the net incremental interest cost related to the financing transactions will be approximately $56 million per year. We expect to service the resultant incremental debt with operating cash flow and the utilization of credit facilities and, to the extent required, other financing sources.

On October 31, 2005, Lazard Group closed the exchange offer described in Note 2 of Notes to Consolidated Financial Statements, whereupon it exchanged $546 million in aggregate principal amount of its old notes (approximately 99.3% of the aggregate principal amount outstanding) for $546 million in aggregate principal amount of its exchange notes. The exchange notes are substantially identical to the old notes, except that the exchange notes have been registered under the Securities Act of 1933, as amended; and, as a result, the transfer restrictions applicable to the old notes do not apply to the exchange notes.

As of December 31, 2005, Lazard was in compliance with all of its obligations under its various borrowing arrangements.

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to affiliates. Regulatory approval is generally required for paying dividends in excess of certain established levels. See Note 17 of Notes to Consolidated Financial Statements for further information. These regulations differ in the U.S., the U.K., France, and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see “Item 1-Business—Regulation” included in this Form 10-K.

Net revenue and operating income historically have fluctuated significantly between quarters. This variability arises from the fact that transaction completion fees comprise the majority of our net revenue, with the billing and recognition of such fees being dependent upon the successful completion of client transactions, the occurrence and timing of which is irregular and not subject to Lazard’s control. In addition, incentive fees earned on AUM and compensation related thereto are generally not recorded until the end of the applicable measurement period, which is generally the fourth quarter of Lazard’s fiscal year, when potential uncertainties regarding the ultimate realizable amounts have been determined.

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of December 31, 2005:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years		3-5 Years	More than 5 Years
	($ in thousands)
Operating Leases (exclusive of $70,546 of sublease income)	$491,977	$57,815	$107,637		$84,334	$242,191
Capital Leases (including interest)	34,584	2,491	4,982		4,982	22,129
Senior Debt	1,458,307	72,754	555,730	(a)	108,376	721,447
Subordinated Loans (including interest)	258,192	6,000	60,644	(b)	9,000	182,548	(b)
Repurchase of Equity Interest in Italy	100,000		100,000	(b)
Merchant Banking Commitments—LAI managed funds (c)	126,289	44,118	82,171
Merchant Banking Commitments—company sponsored funds	4,622	3,873			716	33
Contractual Commitments to Managing Directors, Senior Advisors, Employees and Other (d)	83,395	50,939	29,995		1,016	1,445

Total (e)	$2,557,366	$237,990	$941,159		$208,424	$1,169,793

(a)	Includes $437.5 million relating to Lazard Group Notes issued in connection with the issuance of the ESUs, for which the maturity date of the debt component can vary based on a remarketing of the Lazard Group Notes, and will mature (1) in the event of a successful remarketing, on any date no earlier than May 15, 2010 and no later than May 15, 2035, as we may elect, (2) in the event of a failed remarketing, on May 15, 2008 and (3) otherwise on May 15, 2035. While the Company currently expects a successful remarketing of the Lazard Group Notes, for purposes of the table above, a maturity in 2008, the earliest possible date, was assumed to be the maturity date of the Lazard Group Notes. See Notes 2 and 10 of Notes to Consolidated Financial Statements.
(b)	Prior to consummation of the equity public offering, Intesa notified Lazard of its intention not to extend the term of the joint venture relationship beyond the expiration date of December 31, 2007. As a result, under the terms of the strategic alliance, unless Lazard Group and Intesa otherwise agree, Lazard Group will repurchase Intesa’s 40% interest in our business in Italy and its related $50 million subordinated promissory note for approximately $150 million on or prior to February 4, 2008. The table includes interest expense on the $50 million subordinated promisory note at its fixed rate of interest of 3.0% per annum through February 4, 2008. In addition, the table includes interest relating to the $150 million subordinated convertible note through its scheduled maturity date of March 26, 2018, at its minimum annual interest rate of 3% per annum. The $150 million subordinated convertible note has a maximum annual interest rate of 3.25%. See Notes 6 and 10 of Notes to Consolidated Financial Statements.
(c)

Pursuant to the business alliance agreement, Lazard Group has commitments to fund certain investment funds managed by Lazard Alternative Investments Holdings LLC (“LAI”). Amounts in the table above relate to (1) obligations related to Corporate Partners II Limited, a private equity fund formed on February 25, 2005, with $1 billion of institutional capital commitments and a $100 million capital commitment from us, the principal portion of which may require funding at any time through 2010 (as of December 31, 2005, Lazard Group contributed $89 thousand of its capital commitment). For purposes of the table above, Lazard’s remaining commitment of approximately $99.9 million as of December 31, 2005 is estimated to be funded in the amounts of $37.5 million, $37.5 million, and $24.9 million in the years ending December 31, 2006, 2007 and 2008, respectively; (2) obligations related to the first closing of a private equity fund formed in July 2005, with the ability to raise up to a maximum of $550 million of capital commitments, including a minimum and maximum capital commitment from us of $10 million and $27 million, respectively, the principal portion of which will require funding at any time through 2008 (as of December 31, 2005, Lazard Group contributed its initial capital commitment which amounted to $622 thousand and, in addition, pursuant to a January 2006 capital call, the Company funded an additional $1.6 million in January 2006). For purposes of this table, included is the maximum remaining commitment of $27 million and Lazard’s remaining maximum commitment of approximately $26.4 million as of December 31, 2005 is estimated to be funded in the amounts of $6.6 million, $18.7 million, and $1.1 million in the years ending December 31, 2006, 2007 and 2008, respectively.

(d)	The Company has agreements relating to future minimum distributions to certain managing directors and compensation to certain employees incurred for the purpose of recruiting and retaining these senior professionals. Also included are guaranteed compensation arrangements with advisors and a commitment to a former managing director.
(e)	The table above does not include (1) any contingent obligations relating to the LAM equity rights; (2) any potential payment related to the IXIS cooperation arrangement (the level of this contingent payment to IXIS would depend, among other things, on the level of revenue generated by the cooperation activities, and the potential payment is limited, as of December 31, 2005, to a maximum of approximately €14 million (subject to further reduction in certain circumstances) which would only occur if the cooperation activities generate no revenue over the course of the remaining initial period of such activities, the cooperation agreement is not renewed and Lazard Ltd’s stock price fails to sustain certain price levels); (3) any contingent limited partner capital commitments as described in Note 7 of Notes to Consolidated Financial Statements; (4) interest relating to Lazard Group’s revolving credit agreement, which is a variable rate obligation; and (5) the lending commitments and indemnifications provided by LFB to third parties as described in Note 12 of Notes to Consolidated Financial Statements. In addition the table above does not include any recognition of the May, 2008 settlement of the purchase contracts component of the ESUs which require the holders to purchase an aggregate of $437.5 million of Lazard Ltd’s Class A common stock for cash or exchange of outstanding debt, depending on the success of the remarketing of such debt—see (a) above. This obligation is collateralized by the entire $437.5 million principal amount of Lazard Group Notes outstanding. See Note 2 of Notes to Consolidated Financial Statements.

Exchange/Clearinghouse Member Guarantees

Lazard is a member of various non-U.S. exchanges and clearinghouses that trade and clear securities or futures contracts. Associated with its membership, Lazard may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchange or the clearinghouse. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral as well as meet minimum financial standards. While the rules governing different exchange or clearinghouse memberships vary, Lazard’s guarantee obligations generally would arise only if the exchange or clearinghouse had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange or clearinghouse. Any potential contingent liability under these membership agreements cannot be estimated. Lazard has not recorded any contingent liability in the consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote.

Effect of Inflation

We do not believe inflation will significantly affect our compensation costs as they are substantially variable in nature. However, the rate of inflation may affect Lazard expenses such as information technology and occupancy costs. To the extent inflation results in rising interest rates and has other effects upon the securities markets, it may adversely affect our financial position and results of operations by reducing AUM, net revenue or otherwise. See “Risk Factors—Risks Related to Our Business—Difficult market conditions can adversely affect our business in many ways, including by reducing the volume and value of the transactions involving our Financial Advisory business and reducing the value or performance of the assets we manage in our Asset

Management business which, in each case, could materially reduce our revenue or income and adversely affect our financial position.”

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

Lazard’s clients generally enter into agreements with Lazard that vary in duration depending on the nature of the service provided. Lazard typically bills clients for the full amounts due under the applicable agreements on or after the dates on which the specified service has been provided. Generally, payments are collected within 60 days of billing (or over longer periods of time with respect to billings related to restructurings and our private fund advisory activities). The Company also earns performance-based incentive fees on some investment products, such as hedge funds and merchant banking funds. Incentive fees on hedge funds generally are recorded at the end of the year, when potential uncertainties regarding the ultimate realizable amounts have been determined, and typically are calculated based on a specified percentage of a fund’s net appreciation during the year. Incentive fees on hedge funds generally are subject to loss carry-forward provisions in which losses incurred by the funds in any year are applied against future period net appreciation before any incentive fees can be earned.

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

Income Taxes

As part of the process of preparing its consolidated financial statements, Lazard is required to estimate its income taxes in each of the jurisdictions in which it operates. This process requires Lazard to estimate its actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense, unrealized gains on long-term investments and depreciation. These temporary differences result in deferred tax assets and liabilities, which are included within Lazard’s consolidated statements of financial condition. Lazard must then assess the likelihood that its deferred tax assets will be recovered from future taxable income, and, to the extent it believes that recovery is not more likely than not, Lazard must establish a valuation allowance. Significant management judgment is required in determining Lazard’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. At December 31, 2005, the Company recorded deferred tax assets of approximately $78 million, with such amount offset by a valuation allowance of approximately $68 million due to the uncertainty of realizing the benefits of the book versus tax basis differences and certain foreign net operating loss carry-forwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, valuation allowances are established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by the Company in making this assessment. If actual results differ from these estimates or Lazard adjusts these estimates in future periods, Lazard may need to adjust its valuation allowance, which could materially impact Lazard’s consolidated financial position and results of operations.

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

Valuation of Investments

“Marketable investments” consist principally of investments in exchange traded funds. “Long-term investments” consist principally of investments in merchant banking and alternative investment funds, and other privately managed investments. These investments are carried at fair value on the consolidated statements of financial condition, with unrealized gains and losses reflected net on the consolidated statements of income. Gains and losses on marketable investments and long-term investments, which arise from changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income allocable to members.

Where applicable, the fair value of a publicly traded investment is determined by quoted market prices. Most of the Company’s investments included in “long-term investments,” however, are not publicly traded and, as a result, are valued based upon management’s best estimate. The fair value of such investments is based upon an analysis of the investee’s financial results, condition, cash flows and prospects. The carrying value of such investments is adjusted when changes in the underlying fair values are readily ascertainable, generally as evidenced by third party transactions or transactions that directly affect the value of such investments. Adjustments also are made, in the absence of third-party transactions, if Lazard determines that the expected realizable value of the investment differs from its carrying value. In reaching that determination, Lazard considers many factors, including, but not limited to, the operating cash flows and financial performance of the investee, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features and liquidation preferences. The Company’s investments in partnership interests, including general partnership and limited partnership interests in real estate funds, are recorded at fair value based on changes in the fair value of the partnerships’ underlying net assets.

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

Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, Lazard makes estimates and assumptions in order to determine the fair value of its assets and liabilities and to project future earnings using valuation techniques, including a discounted cash flow model. Lazard uses its best judgment and information available to it at the time to perform this review. Because Lazard’s assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ.

Consolidation of VIEs

The consolidated financial statements include the accounts of Lazard Group and all other entities in which we are the primary beneficiary or control. Lazard determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under U.S. GAAP.

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

Lazard is involved with various entities in the normal course of business that are VIEs and hold variable interests in such VIEs. Transactions associated with these entities primarily include investment management, real estate and private equity investments. Those VIEs for which Lazard was the primary beneficiary were consolidated at December 31, 2004 in accordance with FIN 46R. Those VIEs included company sponsored venture capital investment vehicles established in connection with Lazard’s compensation plans. In connection with the separation, Lazard Group transferred its general partnership interests in those VIEs to a subsidiary of LFCM Holdings. Lazard Group has determined that it is no longer the primary beneficiary with respect to those VIEs and, as a result, the Company no longer consolidates such VIEs. At December 31, 2004, amounts related to consolidation of such VIEs are included in assets and liabilities of discontinued operations.

Risk Management

We encounter risk as part of the normal course of our business and we design risk management processes to help manage such risks considering both the nature of our business and our operating model. The Company is subject to varying degrees of credit, market, operational and liquidity risks (see “—Liquidity and Capital Resources”) and monitors these risks on a consolidated basis. Management within each of Lazard’s operating locations are principally responsible for managing the risks within its respective businesses on a day-to day basis.

Market and Credit Risks

Lazard, in general, is not a capital-intensive organization and as such, is not subject to significant credit or market risks. Nevertheless, Lazard has established procedures to assess both the credit and market risk, as well as specific interest rate, currency and credit limits related to various positions.

With respect to LFB’s operations, LFB engages in banking activities that primarily include investing in securities, deposit taking and lending. In addition, LFB may take open foreign exchange positions with a view to profit, but does not sell foreign exchange options in this context, and enters into forward foreign exchange contracts, interest rate swaps, cross-currency interest rate swaps and other derivative contracts to hedge exposures to interest rate and currency fluctuations.

At December 31, 2005, substantially all of the $272 million of securities owned, at fair value, were fixed-income securities within LFB’s portfolio, 92% of which were rated investment grade credit quality. At December 31, 2004, substantially all of the $387 million of securities owned, at fair value, were fixed-income securities within the LFB portfolio, 96% of which were rated investment grade credit quality.

At December 31, 2005 and 2004, derivative contracts, all of which related to LFB’s operations and which are recorded at fair value, were as follows:

	December 31,
	2005	2004
	($ in thousands)
Assets:
Interest rate swap contracts	$186	$377
Exchange rate contracts		289

Total	$186	$666

Liabilities:
Interest rate swap contracts	$3,028	$4,328
Exchange rate contracts		291

Total	$3,028	$4,619

The primary market risks associated with LFB’s securities inventory, foreign exchange, hedging and securities lending activities is sensitivity to changes in the general level of credit spreads and, with respect to foreign currency risk, specific exchange rate spreads. The risk management strategies that we employ use various risk sensitivity metrics to measure such risks and to examine behavior under significant adverse market conditions.

•	The Company’s interest rate risk as measured by a 1% +/– change in interest rates totaled $93 thousand as of December 31, 2005 and was approximately $700 thousand as of December 31, 2004.

•	Foreign currency risk associated with our open positions, in aggregate, as measured by a 2% +/- change against the U.S. dollar, totaled $2 thousand as of December 31, 2005 and $23 thousand as of December 31, 2004.

LFB fully collateralizes its repurchase transactions with fixed income securities.

Risks Related to Receivables

We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables, including our lending portfolio in LFB. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where, in our judgment, the receivables are impaired. At December 31, 2005 total receivables amounted to $749 million, net of an allowance for bad debts of $13 million. As of that date, inter-bank lending, financial advisory and asset management fee, customer and related party receivables comprised 46%, 38%, 9% and 7% of total receivables, respectively. At December 31, 2004 total receivables amounted to $727 million, net of allowance for bad debts of $16 million. As of that date, inter-bank lending, financial advisory and asset management fee and customer receivables comprised 48%, 39% and 13% of total receivables, respectively. Historically, the vast majority of financial advisory and asset management fee receivables are collected with 60 days of invoice. The Company recorded bad debt expense of $6 million and $4 million in 2005 and 2004, respectively.

Credit Concentration

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At December 31, 2005 the Company had no exposure to an individual counterparty that exceeded $35 million, in the aggregate, excluding inter-bank counterparties.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s liabilities has fixed interest rates or maximum interest rates, while its cash and short-term investments generally have floating interest rates. Lazard estimates that operating income relating to cash and short-term investments and corporate indebtedness would change by approximately $3 million, on an annual basis, in the event interest rates were to increase or decrease by 1%.

Operational Risks

Operational risk is inherent in all our business and may, for example, manifest itself in the form of errors, breaches in the system of internal controls, business interruptions, fraud or legal actions due to operating deficiencies or noncompliance. The Company maintains a framework including policies and a system of internal controls designed to monitor and manage operational risk and provide management with timely and accurate information. Management within each of the operating companies is primarily responsible for its operational risk programs. The Company has in place a business continuity and disaster recovery programs that manages its capabilities to provide services in the case of a disruption. We purchase insurance programs designed to protect the Company against accidental loss and losses, which may significantly affect our financial objectives, personnel, property, or our ability to continue to meet our responsibilities to our various stakeholder groups.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (R), Share-Based Payments. SFAS No. 123 (R) is a revision of SFAS No. 123 and supersedes APB Opinion No. 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. On January 1, 2006 the Company adopted SFAS No. 123 (R), and the impact thereof was not material.

In June 2005, the Emerging Issues Task Force (“EITF”), reached a consensus on EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. The EITF consensus requires a general partner in a limited partnership to consolidate the limited partnership unless the presumption of control is overcome. The general partner may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without having to show cause; or (b) substantive participating rights in managing the partnership. This guidance became effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. EITF issue No. 04-5 did not have a material impact on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.	Financial Statements and Supplementary Data

* These consolidated financial statements reflect the historical results of operations and financial position of Lazard Group LLC, formerly known as Lazard LLC and referred to herein as “Lazard Group,” “Lazard” and “the Company” for all periods presented. The results of operations and financial condition for certain businesses that Lazard Group no longer owns are reported as discontinued operations. The historical consolidated financial statements do not reflect what the results of operations and financial position of Lazard Group would have been had these companies been stand-alone, public companies for the years presented. In addition, the results of operations for periods prior to May 10, 2005 are not comparable to results of operations for subsequent periods. Specifically, prior to May 10, 2005, the historical results of operations do not give effect to the following matters:

•	Payment for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically has been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense. Therefore, prior to May 10, 2005, Lazard Group’s operating income included within the accompanying consolidated financial statements historically has not reflected payments for services rendered by its managing directors. Subsequent to the consummation of the equity public offering and financing transactions, as described in Note 2 of the accompanying Notes to Consolidated Financial Statements, Lazard Group now includes all payments for services rendered by its managing directors and distributions to holders of profit participation interests in Lazard Group (“profit participation members”) in compensation and benefits expense.

•	The use of proceeds from the financing transactions.

•	The net incremental interest expense related to the financing transactions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

Lazard Group LLC:

We have audited the accompanying consolidated statements of financial condition of Lazard Group LLC and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows, and changes in members’ equity (deficiency), for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lazard Group LLC and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/    Deloitte & Touche LLP

New York, New York

March 20, 2006

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2005 AND 2004

(dollars in thousands)

	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$490,446	$305,753
Cash and securities segregated for regulatory purposes	20,596	11,260
Marketable investments		112,467
Securities purchased under agreements to resell	23,358	2,029
Securities owned—at fair value:
Bonds—Corporate	228,927	329,695
Non-U.S. Government and agency securities	40,285	53,528
Equities	2,964	3,726

	272,176	386,949

Swaps and other contractual agreements	186	666
Receivables—net:
Banks	347,912	346,719
Fees	280,923	282,642
Customers	65,253	98,006
Related parties	54,549

	748,637	727,367

Long-term investments	80,843	145,718
Other investments	4,473	13,019
Property (net of accumulated amortization and depreciation of $156,935 and $151,309 for 2005 and 2004, respectively)	156,630	199,453
Goodwill	15,996	17,205
Other assets	93,792	88,663
Assets of discontinued operations		1,488,675

Total assets	$1,907,133	$3,499,224

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

DECEMBER 31, 2005 AND 2004

(dollars in thousands)

	December 31,
	2005	2004
LIABILITIES, MINORITY INTEREST AND MEMBERS’ EQUITY (DEFICIENCY)
Liabilities:
Securities sold under agreements to repurchase	$31,853	$52,037
Swaps and other contractual agreements	3,028	4,619
Payables:
Banks	367,565	407,157
Customers	153,868	130,949
Related parties	9,514

	530,947	538,106

Accrued compensation and benefits	346,090	152,651
Senior borrowings	1,022,082	67,497
Capital lease obligations	23,844	51,546
Other liabilities	507,899	567,640
Subordinated borrowings	200,000	200,000
Mandatorily redeemable preferred stock		100,000
Liabilities of discontinued operations		1,222,420

Total liabilities	2,665,743	2,956,516

Commitments and contingencies

Minority interest	111,729	157,910

MEMBERS’ EQUITY (DEFICIENCY)
Members’ equity (deficiency)	(835,997)	366,740
Accumulated other comprehensive income (loss), net of tax	(34,342)	18,058

Total members’ equity (deficiency)	(870,339)	384,798

Total liabilities, minority interest and members’ equity (deficiency)	$1,907,133	$3,499,224

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
REVENUE
Investment banking and other advisory fees	$846,390	$632,214	$674,433
Money management fees	435,015	385,776	323,683
Commissions	14,832	13,655	9,818
Underwriting	16,083	20,307	10,325
Investment gains and losses—net	9,580	31,919	16,221
Interest income	34,597	27,668	25,037
Other	23,289	22,842	28,392

Total revenue	1,379,786	1,134,381	1,087,909
Interest expense	78,375	39,551	34,967

Net revenue	1,301,411	1,094,830	1,052,942

OPERATING EXPENSES
Compensation and benefits (and, commencing May 10, 2005, distributions to profit participation members)(*)	698,683	466,064	388,266
Premises and occupancy costs	68,558	74,102	61,528
Professional fees	50,910	48,706	47,708
Travel and entertainment	44,194	45,157	38,496
Communications and information services	29,550	28,011	25,492
Equipment costs	20,638	22,713	17,602
Other	43,202	42,253	35,114

Total operating expenses	955,735	727,006	614,206

OPERATING INCOME FROM CONTINUING OPERATIONS(*)	345,676	367,824	438,736

Provision for income taxes(*)	54,173	28,272	36,953

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST IN NET INCOME(*)	291,503	339,552	401,783
Minority interest in net income	18,703	87,553	94,565

INCOME FROM CONTINUING OPERATIONS(*)	272,800	251,999	307,218
LOSS FROM DISCONTINUED OPERATIONS(*) (net of income tax provision of $3,330, $103 and $7,468 for 2005, 2004 and 2003, respectively)	(17,576)	(10,532)	(56,835)
EXTRAORDINARY GAIN		5,507

NET INCOME ALLOCABLE TO MEMBERS(*)	$255,224	$246,974	$250,383

(*) Excludes, as applicable, with respect to periods ended prior to May 10, 2005, payments for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense.

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income allocable to members	$255,224	$246,974	$250,383
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash charges included in net income:
Depreciation and amortization of property	15,348	16,938	13,994
Amortization of deferred expenses and restricted stock units	1,936
Deferred tax provision (benefit)	(7,558)	452	375
Minority interest in net income	18,703	87,553	94,565
(Increase) decrease in operating assets:
Cash and securities segregated for regulatory purposes	(10,433)	(3,765)	(920)
Securities purchased under agreements to resell	(22,746)	122,184	(101,958)
Securities owned, at fair value and swaps and other contractual agreements	67,309	2,902	17,592
Receivables	(86,488)	(221,233)	127,260
Marketable and long-term investments	191,681	107,280	(206,437)
Other assets	4,510	(34,863)	17,251
Assets of discontinued operations	1,485,363	(56,357)	(369,619)
Increase (decrease) in operating liabilities:
Securities sold under agreements to repurchase	(13,916)	10,788	(917)
Securities sold, not yet purchased, at fair value and swaps and other contractual agreements	(1,430)	1,397	(676)
Payables	58,149	23,874	(108,610)
Accrued compensation and other liabilities	167,139	130,094	78,557
Liabilities of discontinued operations	(1,223,257)	99,835	480,426

Net cash provided by operating activities	899,534	534,053	291,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(7,815)	(19,012)	(56,230)
Disposals and retirements of property	11,694	8,606	10,208
Proceeds from formation of strategic alliance in Italy			100,000

Net cash provided by (used in) investing activities	3,879	(10,406)	53,978

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common ownership interests to Lazard Ltd	871,656
Proceeds from issuance of equity security units, net of expenses of $15,941	421,559
Issuance of subordinated debt relating to strategic alliance in Italy			200,000
Distributions to members and capital withdrawals for the periods prior to May 10, 2005, net of issuance of interests to LAM members in 2003 of $27,483 relating to formation of LAM	(419,115)	(366,182)	(381,141)
Distributions to members for the period May 10, 2005 through December 31, 2005	(32,310)
Purchase contracts relating to equity security units	(6,013)
Settlement of interest rate hedge	(10,297)
Redemption of historical partner interests (including mandatorily redeemable preferred stock of $100,000)	(1,617,032)
Distribution of separated business	(243,178)
Distributions to LAZ-MD Holdings and LFCM Holdings	(150,000)
Indemnity from LFCM Holdings relating to U.K. pension	53,600
Proceeds from issuance of Lazard Group senior notes, net of original issue discount and other expenses of $5,276	544,724
Proceeds from other senior borrowings	33,700	15,046	1,636
Repayment of senior borrowings, including make-whole payment of $7,650 in 2005	(74,265)	(1,567)	(2,279)
Repayment of capital lease obligations	(21,902)	(14,242)	(11,647)
Capital contributions and distributions relating to minority interest stockholders, net	(52,115)	(102,330)	(70,862)
Repurchase of common membership interest from LAZ-MD Holdings	(4,507)
Repayment of senior borrowings of discontinued operations		(612)	(20,635)
Repayment of subordinated loans of discontinued operations			(2,367)

Net cash used in financing activities	(705,495)	(469,887)	(287,295)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(13,225)	9,961	1,914

NET INCREASE IN CASH AND CASH EQUIVALENTS	184,693	63,721	59,863
CASH AND CASH EQUIVALENTS—January 1	305,753	242,032	182,169

CASH AND CASH EQUIVALENTS—December 31	$490,446	$305,753	$242,032

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$81,970	$41,639	$39,722

Income taxes	$24,496	$61,877	$19,458

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(dollars in thousands)

	Members’ Equity (Deficiency)	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Members’ Equity (Deficiency)

Balance—January 1, 2003	$644,189	$4,722	$648,911

Comprehensive income (loss):
Net income allocable to members	250,383		250,383
Other comprehensive income—net of tax:
Currency translation adjustments		51,042	51,042
Minimum pension liability adjustments		(5,987)	(5,987)

Comprehensive income (loss)			295,438
Distributions and withdrawals to members	(408,624)		(408,624)

Balance—December 31, 2003	485,948	49,777	535,725

Comprehensive income (loss):
Net income allocable to members	246,974		246,974
Other comprehensive income—net of tax:
Currency translation adjustments		29,890	29,890
Minimum pension liability adjustments		(61,609)	(61,609)

Comprehensive income (loss)			215,255
Distributions and withdrawals to members	(366,182)		(366,182)

Balance—December 31, 2004	366,740	18,058	384,798

Comprehensive income (loss):
Net income allocable to members	255,224		255,224
Other comprehensive income (loss)—net of tax:
Currency translation adjustments		(46,552)	(46,552)
Minimum pension liability adjustment		4,449	4,449
Interest rate hedge		(10,297)	(10,297)

Comprehensive income (loss)			202,824

Distribution of net assets of separated businesses	(243,178)		(243,178)
Indemnity from LFCM Holdings relating to U.K. pension	53,600		53,600
Net proceeds from sale of common membership interests to Lazard Ltd, including $32,921 issued in cashless exchange	871,656		871,656
Distributions and withdrawals to members for the period January 1, 2005 through May 9, 2005	(419,115)		(419,115)
Redemption of historical partner interests	(1,517,032)		(1,517,032)
Costs related to issuance of purchase contracts associated with equity security units	(12,086)		(12,086)
Purchase contracts associated with equity security units	(6,013)		(6,013)
Distribution to members for the period May 10, 2005 through December 31, 2005	(32,310)		(32,310)
Repurchase of common membership interest from LAZ-MD Holdings	(4,507)		(4,507)
Amortization of stock units	1,024		1,024
Distribution to LAZ-MD Holdings and LFCM Holdings	(150,000)		(150,000)

Balance—December 31, 2005	$(835,997)	$(34,342)	$(870,339)

See notes to consolidated financial statements.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, unless otherwise noted)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

The accompanying consolidated financial statements of Lazard Group LLC and subsidiaries (formerly known as Lazard LLC and collectively referred to with its subsidiaries as “Lazard Group” or the “Company”) is a Delaware limited liability company. Lazard Group is governed by an Operating Agreement (the “Operating Agreement”), dated as of May 10, 2005.

Lazard Ltd is a Bermuda holding company that was incorporated in October 2004. Pursuant to a Registration Statement on Form S-1 (File No. 333-121407) declared effective by the SEC on May 4, 2005 (the “Registration Statement”) for the initial public offering of shares of Lazard Ltd’s Class A common stock, par value $0.01 per share (“Class A common stock”), Lazard Ltd issued on May 10, 2005, at $25 per share, 34,183,162 shares of its Class A common stock in a registered initial public offering (the “equity public offering”). In addition, on May 10, 2005, pursuant to the IXIS Placements (see Note 2 of Notes to Consolidated Financial Statements) and the cashless exchange of certain of our chief executive officer’s interests in Lazard Group with Lazard Ltd, Lazard Ltd issued 2,000,000 shares of its Class A common stock and 1,316,838 shares of its Class A common stock, respectively. These issuances, together with the 34,183,162 shares of Class A common stock issued pursuant to the equity public offering, resulted in Lazard Ltd having 37,500,000 shares of its Class A common stock outstanding. Lazard Ltd, through a number of newly-formed, wholly-owned subsidiaries, contributed the net proceeds from the equity public offering, along with the net proceeds it received from the financing transactions (as described in Note 2 of Notes to Consolidated Financial Statements), to Lazard Group in exchange for 37,500,000 Lazard Group common membership interests, representing 37.5% of Lazard Group’s total common membership interests, and, after giving effect to the repurchase of a portion of the Lazard Group common membership interests held by LAZ-MD Holdings LLC (“LAZ-MD Holdings”) subsequent to May 10, 2005, approximately 37.6% of all outstanding Lazard Group common membership interests as of May 10, 2005 and December 31, 2005, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

Lazard Group’s current principal activities are divided into two business segments:

•	Financial Advisory, which includes providing advice on mergers, acquisitions, restructurings and other financial matters, and

•	Asset Management, which includes the management of equity and fixed income securities and merchant banking funds.

In addition, Lazard Group records selected other activities in Corporate, including cash and marketable investments, certain long-term investments, and the commercial banking activities of Lazard Group’s Paris-based Lazard Frères Banque SA (“LFB”). LFB is a registered bank regulated by the Banque de France. LFB’s primary commercial banking operations include the management of the treasury positions of Lazard Group’s Paris House through its money market desk and, to a lesser extent, credit activities relating to securing loans granted to clients of Lazard Frères Gestion SAS (“LFG”) and custodial oversight over assets of various clients. In addition, LFB operates many support functions of the Paris House. Lazard Group also allocates outstanding indebtedness to Corporate.

Prior to May 10, 2005, Lazard Group also had a business segment called Capital Markets and Other, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services and merchant banking fund management activities outside of France as well as other specified non-operating

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

assets and liabilities. As described below, this business segment’s assets and liabilities (referred to below as the “separated businesses”) were separated from Lazard Group on May 10, 2005, and the assets, liabilities and operating results of this former segment are reflected as discontinued operations. We refer to the transfer of the separated business as the “separation.”

The consolidated financial statements include Lazard Group and Lazard Group’s principal operating subsidiaries: Lazard Frères & Co. LLC (“LFNY”), a New York limited liability company, along with its subsidiaries, including Lazard Asset Management LLC and its subsidiaries (collectively referred to as “LAM”); Lazard Frères SAS and Maison Lazard SAS, French limited liability companies, along with their respective subsidiaries, including LFB and LFG (collectively referred to as “LFP”); and Lazard & Co., Limited (“LCL”), through Lazard & Co., Holdings Limited, an English private limited company (“LCH”); together with their jointly-owned affiliates and subsidiaries.

The Separation and Recapitalization Transactions

On May 10, 2005, Lazard Group and Lazard Ltd completed the separation and recapitalization transactions, including the financing transactions described in Note 2 of Notes to Consolidated Financial Statements.

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

In the separation, Lazard Group retained all of its Financial Advisory and Asset Management businesses. In addition, under the business alliance agreement, dated as of May 10, 2005, between Lazard Group and LFCM Holdings (the “business alliance agreement”), Lazard Group was granted the option to acquire the North American and European merchant banking businesses of LFCM Holdings (see Note 7 of Notes to Consolidated Financial Statements).

The Recapitalization

On the same day as the separation, LAZ-MD Holdings and Lazard Group effected a recapitalization of their companies. The recapitalization had three principal parts—the financing transactions, the redemption of the historical partners’ interests and mandatorily redeemable preferred interests of Lazard Group and the issuance of LAZ-MD Holdings exchangeable interests to working members. “Historical partners” refers to certain former members of Lazard Group that existed prior to the recapitalization, which consisted of Eurazeo S.A., descendants and relations of Lazard Group’s founders, several historical partners of Lazard Group’s predecessor entities, several current and former managing directors and the other members of these classes. “Working members” refers to members of Lazard Group that existed prior to the recapitalization, which consisted of current and former managing directors of Lazard Group and the separated businesses.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The Financing Transactions

On May 10, 2005, Lazard Group and Lazard Ltd completed the financing transactions, which consisted of:

•	the equity public offering,

•	the initial offering of equity security units (the “ESU offering”),

•	the private offering of Lazard Group senior notes, and

•	the private placement of securities to IXIS—Corporate & Investment Bank (“IXIS”).

For a further description of the financing transactions, see Note 2 of Notes to Consolidated Financial Statements.

The Company used the net proceeds from the financing transactions primarily to:

•	redeem Lazard Group membership interests, including Lazard Group’s mandatorily redeemable preferred stock, held by the historical partners for $1,617,032 (including the value of our chief executive officer’s historical interests ($32,921), which were exchanged for shares of Lazard Ltd Class A common stock in lieu of cash, and the exchange of certain of these membership interests for specific Lazard Group long-term investments valued at $39,774),

•	capitalize LFCM Holdings and LAZ-MD Holdings in the amount of $67,000 and $83,000, respectively,

•	repay the 7.53% senior notes due 2011 in aggregate principal amount of $50,000 as well as a related “make-whole” payment of $7,650, and

•	pay transaction fees and expenses.

The Redemption of the Historical Partners’ Interests

As noted above, a primary purpose of the financing transactions was the redemption of the historical partners’ interests. Prior to the separation and recapitalization, Lazard Group had three general classes of membership interests:

•	the working member interests, which were owned by working members and consisted of capital and the right to participate in profit and the goodwill of Lazard Group if a fundamental transaction occurred,

•	the historical partner interests, which were owned by the historical partners and consisted of capital and the right to participate in profit and the goodwill of Lazard Group if a fundamental transaction occurred, and

•	the mandatorily redeemable preferred interests, which were owned by certain of the historical partners and consisted of the right to a preferred dividend of 8% per annum and a fixed liquidation amount.

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

of capital of LAZ-MD Holdings, an exchangeable interest in LAZ-MD Holdings and, if applicable, a right to receive distributions from LAZ-MD Holdings. The former holders of working member interests hold all of the limited liability company interests in LAZ-MD Holdings.

The separation and recapitalization transactions were consummated pursuant to the master separation agreement, dated as of May 10, 2005, by and among Lazard Group, Lazard Ltd, LAZ-MD Holdings and LFCM Holdings (the “master separation agreement”).

Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest as well as variable interest entities where the Company is deemed to be the primary beneficiary. All material intercompany transactions and balances have been eliminated.

The accompanying consolidated historical financial statements do not reflect what the results of operations and financial position of the Company would have been had it been a stand-alone, public company prior to May 10, 2005. In addition, the results of operations for periods until the equity public offering on May 10, 2005 are not comparable to results of operations for subsequent periods as described below.

•	Payments for services rendered by the Company’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense, and distributions to profit participation members. As a result, prior to May 10, 2005, Lazard Group’s operating income included within the accompanying consolidated financial statements did not reflect payments for services rendered by its managing directors. For periods subsequent to the consummation of the equity public offering and the financing transactions as described in Note 2 of Notes to Consolidated Financial Statements, the Company now includes all payments for services rendered by its managing directors and distributions to profit participation members in compensation and benefits expense.

•	Payments for services rendered by managing directors of LAM (and employee members of LAM) had, prior to May 10, 2005, been accounted for as minority interest in net income and since that date such payments, together with distributions to profit participation members, have been included within compensation and benefits expense. See Note 4 of Notes to Consolidated Financial Statements.

•	The use of proceeds from the financing transactions.

•	The net incremental interest expense related to the financing transactions.

In accordance with U.S. GAAP, the assets and liabilities of the separated businesses have been segregated and reported as “assets of discontinued operations” and “liabilities of discontinued operations”, respectively, in the consolidated statement of financial condition as of December 31, 2004, and the related results of operations of the separated businesses are reported as discontinued operations in the consolidated statements of income for the years ended December 31, 2005, 2004 and 2003. See Note 20 of Notes to Consolidated Financial Statements for additional information relating to discontinued operations.

2.	EQUITY PUBLIC OFFERING AND OTHER FINANCING TRANSACTIONS

Equity Public Offering—As described above, on May 10, 2005, Lazard Ltd consummated its equity public offering. The aggregate gross proceeds relating to the offering amounted to $854,579, and net proceeds to Lazard Ltd, after $65,844 of expenses incurred by Lazard Ltd in connection with the issuance and distribution of the

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Lazard Ltd Class A common stock (including underwriting discounts and commissions, expenses paid to the underwriters and certain other expenses), was $788,735. Lazard Ltd contributed all the net proceeds from this offering to Lazard Group in exchange for a controlling interest in Lazard Group.

Other Financing Transactions—On May 10, 2005, Lazard Group and Lazard Ltd also completed the other financing transactions which are described below.

ESU Offering—Concurrently with the equity public offering, Lazard Ltd issued, for $25 per unit, equity security units (the “ESUs”) for an aggregate offering amount of $287,500 (and net proceeds of $276,535) in the ESU offering. Each unit consists of (a) a contract which obligates holders to purchase, and Lazard Ltd to sell, on May 15, 2008, a number of newly-issued shares of Class A common stock equal to a settlement rate based on the trading price of its Class A common stock during a period preceding that date and (b) a 1/40, or 2.5%, ownership interest in a 6.120% senior note due 2035 of an affiliate, Lazard Group Finance LLC, a Delaware limited liability company (“Lazard Group Finance”), with a principal amount of $1 (the “Lazard Group Finance Senior Notes”). Prior to its subsequent merger with Lazard Group discussed below, Lazard Group Finance was a wholly owned subsidiary of Lazard Group that was controlled by Lazard Ltd. In the event of any issuance of shares of Lazard Ltd common stock pursuant to the ESUs, Lazard Ltd intends to cause Lazard Group to issue a proportionate amount of Lazard Group common membership interests to subsidiaries of Lazard Ltd in exchange for Lazard Ltd’s contribution of the consideration received from the issuance of the shares of Lazard Ltd common stock pursuant to the ESUs.

In connection with the quarterly contract adjustment payments on the purchase contracts, Lazard Group recorded a liability as of May 10, 2005 for $6,013 for the present value of such payments (including the similar contract adjustment payments related to IXIS as described below), with a corresponding charge to members’ equity. The liability will accrete over the three year period ending May 15, 2008, with a corresponding charge to interest expense.

Lazard Ltd began making quarterly contract adjustment payments on the purchase contracts at an annual rate of 0.505% on August 15, 2005, with a corresponding payment being paid by Lazard Group to Lazard Ltd. Lazard Ltd has the right to defer these quarterly contract adjustment payments. In general, during any period in which it defers such payments, Lazard Ltd cannot declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, any of its capital stock.

The Lazard Group Finance Senior Notes, which bear interest at annual rate of 6.12%, will mature (a) in the event of a successful remarketing, on any date no earlier than May 15, 2010 and no later than May 15, 2035, as we may elect, (b) in the event of a failed remarketing, on May 15, 2008 (the “stock purchase date”) and (c) otherwise on May 15, 2035. Lazard Group Finance used the proceeds from the ESU offering to purchase 6.120% senior notes from Lazard Group due 2035 (the “Lazard Group Notes”) with a principal amount of $287,500. The Lazard Group Notes, which have substantially similar terms to the Lazard Group Finance Senior Notes, were pledged to secure the obligations of the Lazard Group Finance Senior Notes.

On December 19, 2005, Lazard Group consummated a Plan of Merger (the “Merger Agreement”) with Lazard Group Finance. The Merger Agreement provided for the merger of Lazard Group Finance with and into Lazard Group (the “Merger”).

Pursuant to the Merger, Lazard Group Finance merged with and into Lazard Group, with Lazard Group continuing as the surviving company. In addition, Lazard Group Finance ceased to be the managing member of Lazard Group, and the co-managing members of Lazard Group Finance, which are two indirect wholly owned subsidiaries of Lazard Ltd, became the co-managing members of Lazard Group. In connection with the Merger, Lazard Group became the successor registrant for Lazard Group Finance under the Securities Exchange Act of 1934, as amended.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Pursuant to the Merger and in accordance with the Indenture, dated as of May 10, 2005 (the “Lazard Group Finance Indenture”), Lazard Group assumed the obligations, including the remarketing, of Lazard Group Finance with respect to an aggregate principal amount of $437,500 of Lazard Group Finance Senior Notes issued pursuant to the Lazard Group Finance Indenture (including an aggregate principal amount of $150,000 related to IXIS as described below), which notes form a part of the 6.625% ESUs previously issued by Lazard Ltd. Simultaneously with the consummation of the Merger, in accordance with the terms of the Lazard Group Finance Indenture, all of the outstanding Lazard Group Finance Senior Notes were exchanged for, and replaced by, an aggregate principal amount of $437,500 of Lazard Group Notes issued pursuant to the Indenture, dated as of May 10, 2005 (the “Lazard Group Indenture”), which Lazard Group Notes were previously held by Lazard Group Finance, and the Lazard Group Finance Indenture was discharged. In accordance with the terms of the Lazard Group Finance Indenture, after the completion of this exchange, the Lazard Group Notes replaced the Lazard Group Finance Senior Notes for all purposes under the ESUs, including by serving as collateral for the obligations of the holders of the ESUs in substitution for the Lazard Group Finance Senior Notes.

IXIS Placements—Under the IXIS placements, IXIS, which is a subsidiary of Caisse Nationale des Caisses d’Epargne, purchased an aggregate of $200,000 of Lazard Ltd’s securities on May 10, 2005, $150,000 of which were ESUs (the “IXIS ESU placement”) and $50,000 of which were shares of Lazard Ltd Class A common stock. The terms of the ESUs issued in connection with the IXIS ESU placement are the same as the ESUs described above. The price per security paid by IXIS was equal, in the case of Lazard Ltd shares of Lazard Ltd Class A common stock, to the price per share in the equity public offering and, in the case of ESUs, the price per unit in the ESU offering. Lazard Ltd contributed the net proceeds from the sale of Lazard Ltd Class A common stock to Lazard Group. Lazard Group Finance used the net proceeds from the IXIS ESU placement to purchase Lazard Group Notes with a principal amount of $150,000.

Lazard Group Senior Notes—Concurrent with the equity public offering, Lazard Group issued, in a private placement, $550,000 aggregate principal amount of 7.125% senior notes due May 15, 2015 (the “Lazard Group Senior Notes”). The Lazard Group Senior Notes were issued net of original issue discount of $435. Interest on the notes is due May 15 and November 15 of each year, commencing on November 15, 2005. The notes are unsecured. A registration rights agreement, dated as of May 10, 2005, among Lazard Group and the initial purchasers of the Lazard Group senior notes provided the holders of the Lazard Group senior notes with registration rights. In that agreement Lazard Group agreed to register the offer and sale of substantially identical notes (the “exchange notes”) in exchange for the privately-placed notes (the “old notes”). In connection therewith, Lazard Group filed a registration statement on Form S-4 that was declared effective by the SEC on September 28, 2005 and Lazard Group commenced an exchange offer (the “exchange offer”) on that date to exchange an aggregate principal amount of up to $550,000 of the old notes for an equal aggregate principal amount of the exchange notes. The exchange offer expired on October 26, 2005. On October 31, 2005, Lazard Group closed the exchange offer, at which time it exchanged $546,000 in aggregate principal amount of its old notes (approximately 99.3% of the aggregate principal amount of old notes outstanding) for $546,000 in aggregate principal amount of its exchange notes. The exchange notes are substantially identical to the old notes, except that the exchange notes have been registered under the Securities Act of 1933, as amended; and, as a result, the transfer restrictions applicable to the old notes do not apply to the exchange notes.

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

In connection with the issuance of the Lazard Group Senior Notes, on April 1, 2005, Lazard Group entered into an interest rate forward agreement with a bank for a notional amount of $650,000. By entering into this interest rate forward agreement, Lazard Group was able to ensure that the base rate (excluding market-driven credit spreads) on the Lazard Group Senior Notes would be no greater than 4.5%. Lazard Group settled the interest rate forward agreement with the bank as of May 9, 2005, which required a payment by Lazard Group of $13,004. Of this amount, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, (“SFAS No. 133”), $11,003 was deemed to be the effective portion of the hedge and has been recorded within other comprehensive income (loss) and is being amortized as a charge to interest expense over the ten year term of the Lazard Group Senior Notes, with such amortization amounting to $706 during the period May 10, 2005 through December 31, 2005. The remaining $2,001 was charged to interest expense in the second quarter of 2005.

Credit Facilities—Concurrent with the equity public offering, Lazard Group entered into a five year, $125,000 senior revolving credit facility with a group of lenders. As of December 31, 2005, $30,000 was outstanding under this credit facility. The $125,000 senior revolving credit facility bears interest at either a Eurodollar or Federal Funds rate, plus an applicable margin, which varies from 125 to 200 basis points, depending on Lazard Group’s rating as determined by designated credit rating agencies.

The senior revolving credit facility contains affirmative and negative covenants. Such covenants include, among other things, limitations on the ability of Lazard Group to incur debt, grant liens, pay dividends, enter into mergers or to sell all or substantially all of its assets, as well as financial covenants that must be maintained.

3.    SIGNIFICANT ACCOUNTING POLICIES

The accounting policies set forth below relate to reported amounts on the consolidated financial statements including discontinued operations. See Note 20 for additional information regarding discontinued operations.

Foreign Currency Translation—The consolidated financial statements are presented in U.S. dollars. Many of the Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at year-end exchange rates, while revenue and expenses are translated at average exchange rates during the year. Adjustments that result from translating amounts from a subsidiary’s functional currency are reported as a component of Members’ Equity and Stockholders’ Deficiency. Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of income.

Use of Estimates—The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses during the reporting periods. Actual results could differ materially from these estimates.

Cash and Cash Equivalents—The Company defines cash equivalents as short-term, highly liquid securities and cash deposits with original maturities of 90 days or less, other than those used for trading purposes.

Cash and Securities Segregated for Regulatory Purposes—At December 31, 2005 and 2004, restricted cash deposits made by the Company to satisfy the requirements of various non-U.S. regulatory authorities were $20,596 and $11,260, respectively. Additionally, at December 31, 2004, cash and securities related to discontinued operations with a market value of $27,200 were deposited in a special reserve account for the exclusive benefit of customers pursuant to Rule 15c3-3 under the Securities Exchange Act of 1934.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Marketable and Long-Term Investments—“Marketable investments” consist principally of investments in exchange traded funds. “Long-term investments” consist principally of investments in merchant banking and alternative investment funds, and other privately managed investments. These investments are carried at fair value on the consolidated statements of financial condition, with unrealized gains and losses reflected net on the consolidated statements of income. Where applicable, the fair value of a publicly traded investment is determined by quoted market prices. Most of the Company’s investments included in “long-term investments,” however, are not publicly traded and, as a result, are valued based upon management’s best estimate. The fair value of such investments is based upon an analysis of the investee’s financial results, condition, cash flows and prospects. The carrying value of such investments is adjusted when changes in the underlying fair values are readily ascertainable, generally as evidenced by third party transactions or transactions that directly affect the value of such investments. The Company’s investments in partnership interests, including general partnership and limited partnership interests in real estate funds, are recorded at fair value based on changes in the fair value of the partnerships’ underlying net assets. Because of the inherent uncertainty in the valuation of investments that are not readily marketable, estimated values may differ materially from the values that would have been reported had a ready market for such investments existed.

The Company’s gross investment gains of $26,721, $41,704 and $25,041 and gross investment losses of $16,489, $8,324 and $6,001 for the years ended December 31, 2005, 2004 and 2003, respectively, are included in “investment gains (losses)-net” and “loss from discontinued operations” on the consolidated statements of income.

Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase—Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions. The agreements provide that the transferor will receive substantially the same securities in return at the maturity of the agreement and the transferor will obtain from the transferee sufficient cash or collateral to purchase such securities during the term of the agreement. These securities are carried at the amounts at which they will be subsequently resold or repurchased plus accrued interest. The Company’s policy is to take possession of securities purchased under agreements to resell. As these transactions are short-term in nature, their carrying amounts are a reasonable estimate of fair value. The Company has securities purchased under agreements to resell of $23,358 and $2,029 at December 31, 2005 and 2004, respectively, for which it received collateral with a fair value of $23,556 and $0 at December 31, 2005 and 2004, respectively. Additionally, the Company has securities sold under agreements to repurchase of $31,853 and $52,037 at December 31, 2005 and 2004, respectively, for which it pledged collateral with a fair value of $31,264 and $51,680 at December 31, 2005 and 2004, respectively.

Securities sold under agreements to repurchase and securities purchased under agreements to resell with the same counterparty are reported net by the counterparty in accordance with Financial Interpretation (“FIN”) No. 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements issued by the Financial Accounting Standards Board (“FASB”).

Securities Owned and Securities Sold, Not Yet Purchased—Securities owned and securities sold, not yet purchased, are stated at quoted market values with realized and unrealized investment gains and losses reflected in “investment gains and losses—net” on the consolidated statements of income. Realized gains and losses and any related interest amounts are included in “investment gains and losses—net” and interest income and interest expense, respectively, depending on the nature of the instrument. Dividend income and expense incurred on securities is reported net in “investment gains and losses—net”. Trading gains and losses arising from the separated businesses have been reclassified to “loss from discontinued operations”. Securities transactions and the related revenue and expenses are recorded on a trade date basis.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Swaps and Other Contractual Agreements—A derivative is typically defined as an instrument whose value is “derived” from an underlying instrument or index, such as a future, forward, swap, or option contract, or other financial instrument with similar characteristics. Derivative contracts often involve future commitments to exchange interest payment streams or currencies based on a notional or contractual amount (e.g., interest rate swaps or currency forwards) or to purchase or sell other financial instruments at specified terms on a specified date (e.g., options to buy or sell securities or currencies).

The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value as of December 31, 2005 and 2004 and are included in “swaps and other contractual agreements” on the consolidated statements of financial condition. The open derivative instruments as of December 31, 2005 and 2004 did not qualify for hedge accounting under the provisions of SFAS No. 133 and, as such, the related gains and losses are reported in the consolidated statements of income.

The Company’s former Capital Markets and Other segment periodically entered into transactions principally for the purchase or sale of government and agency securities with customers that do not settle during the normal settlement cycle, generally three business days (extended settlement or delayed delivery transactions). Accordingly, such delayed delivery transactions were treated in a manner consistent with forward contracts and are recorded on the consolidated statement of financial condition on a settlement date basis with the related gains and losses in value between the trade and settlement date reported on the consolidated statements of income. Such trading gains and losses relate to the separated businesses and are included in “loss from discontinued operations”.

Securities Borrowed and Securities Loaned—Securities borrowed and securities loaned relate to the separated businesses and are recorded at the amount of cash collateral advanced or received and are classified within “assets of discontinued operations” and “liabilities of discontinued operations,” respectively, in the consolidated statements of financial condition at December 31, 2004. There were no balances outstanding at December 31, 2005. Securities borrowed transactions facilitate the settlement process and required the separated businesses to deposit cash or other collateral with the lender. With respect to securities loaned, the separated businesses received collateral in the form of cash or other collateral. The amount of collateral required to be deposited for securities borrowed, or received for securities loaned, generally exceeded the market value of the applicable securities borrowed or loaned. The separated businesses monitored the market value of securities borrowed and loaned, with additional collateral obtained, or excess collateral recalled, when deemed appropriate. As the majority of such financing activities are short-term in nature, the carrying value of securities borrowed and securities loaned approximates fair value. Interest related to securities loaned and securities borrowed is included in interest income and interest expense, respectively, within “loss from discontinued operations” on the consolidated statements of income.

In connection with its securities borrowed and securities loaned transactions, the separated businesses accepted and pledged collateral in secured financing and securities borrowing and lending transactions. Agreements covering these transactions may permit the secured party to sell or repledge the collateral. Collateral accepted under reverse repurchase agreements, securities lending agreements and margin loans were used to cover short positions, to enter into secured financing transactions and to satisfy reserve requirements under SEC Rule 15c3-3. At December 31, 2004 the market value of collateral accepted under reverse repurchase agreements, in securities borrowed transactions and for customer margin loans was $995,525 of which $747,056 at December 31, 2004 was sold or repledged. The amounts described herein relate to the separated businesses.

Customer Transactions—Customer securities transactions are recorded on a settlement date basis with the related commissions recorded on a trade date basis and included in “commissions” and with respect to the

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

separated businesses, within “loss from discontinued operations” on the consolidated statements of income. Receivables from and payables to customers include amounts due on cash and margin transactions. Securities owned by customers, including those that collateralize margin or other similar transactions, are not reflected on the consolidated statements of financial condition. Receivables from and payables to customers are short-term in nature, and accordingly, their carrying amount approximates fair value.

Receivables—net—Receivables are stated net of an allowance for doubtful accounts of approximately $12,711 and $16,444 at December 31, 2005 and 2004, respectively. The estimate is derived by management of the Company by utilizing past client transaction history and an assessment of the client’s creditworthiness. The Company recorded bad debt expense of approximately $5,597, $4,093, and $3,391 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company recorded recoveries, charge-offs and foreign currency translation adjustments to the allowance for doubtful accounts of approximately $(9,330), $(7,609) and $(4,724) for the years ended December 31, 2005, 2004 and 2003, respectively.

The accounts receivables collection period generally approximates 60 days. However, the collection time for restructuring transactions may extend beyond 60 days, particularly those that involve bankruptcies due to issues such as court-ordered holdbacks. In addition, fee receivables from our private fund advisory activities are generally collected over a four year period.

Included in customer receivables at December 31, 2005 and 2004 are $28,135 and $33,293, respectively, of mortgage and other loans granted by LFB to managing directors and employees that are made in the ordinary course of business at market terms.

Property-net—At December 31, 2005 and 2004 property, net consists of the following:

	Estimated Depreciable Life in Years	December 31,
		2005	2004
Buildings	33	$148,795	$171,821
Leasehold improvements	5-20	108,509	111,658
Furniture and equipment	2-10	56,261	67,283

Total		313,565	350,762
Less—Accumulated depreciation and amortization		(156,935)	(151,309)

Property, net		$156,630	$199,453

Buildings, leasehold improvements, and furniture and equipment are stated at cost, or in the case of buildings under capital leases, the present value of the future minimum lease payments, less accumulated depreciation and amortization. Buildings represent owned property and amounts recorded pursuant to capital leases (Note 12 of Notes to Consolidated Financial Statements), with the related obligations recorded as capital lease obligations. Such buildings are amortized on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are capitalized and are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Depreciation of furniture and equipment is determined on a straight line basis using estimated useful lives. Amortization expense on buildings and leasehold improvements of $10,454, $11,972 and $9,147 for the years ended December 31, 2005, 2004 and 2003, respectively, is included in “premises and occupancy costs” and “loss from discontinued operations” on the consolidated statements of income. Depreciation expense on furniture and equipment of $4,894, $4,966 and $4,847 for the years ended

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

December 31, 2005, 2004 and 2003, respectively, is included in “equipment costs” and “loss from discontinued operations” on the consolidated statements of income. Repairs and maintenance are expensed as incurred.

Goodwill—In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but instead is tested annually for impairment or more frequently if circumstances indicate impairment may have occurred. The Company has selected December 31 as the date to perform the annual impairment test. At December 31, 2005, 2004 and 2003, the Company compared the fair value of the reporting unit with its carrying amount including goodwill and determined that the fair value exceeded its carrying value. Therefore, the Company determined that no impairment existed. Goodwill reflected on the consolidated statements of financial condition relates to the Financial Advisory business segment. Except for currency translation adjustments, there have been no changes to goodwill for the years ended December 31, 2005 and 2004.

Variable Interest Entities—In January 2003, the FASB issued FIN 46, which provides additional guidance on the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for enterprises that have interests in entities that meet the definition of a Variable Interest Entity (“VIE”). On December 24, 2003, the FASB issued FIN 46R, Consolidation of Certain Variable Interest Entities—an interpretation of ARB No. 51, which requires that an entity consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.

The Company is involved with various entities in the normal course of business that are VIEs and hold variable interests in such VIEs. Transactions associated with these entities primarily include investment management, real estate and private equity investments. Those VIEs for which Lazard was the primary beneficiary were consolidated at December 31, 2004 in accordance with FIN 46R. Those VIEs included company sponsored venture capital investment vehicles established in connection with Lazard’s compensation plans. In connection with the separation, Lazard Group transferred its general partnership interests in those VIEs to a subsidiary of LFCM Holdings. Lazard Group has determined that it is no longer the primary beneficiary with respect to those VIEs and, as a result, the Company no longer consolidates such VIEs. At December 31, 2004, amounts related to consolidation of such VIEs are included in assets and liabilities of discontinued operations.

Revenue Recognition

Investment Banking and Other Advisory Fees—Fees for mergers and acquisitions advisory services and financial restructuring advisory services are recorded when earned, which is generally the date the related transactions are consummated. Transaction related expenses, which are directly related to such transactions and billable to clients, are deferred to match revenue recognition. Client reimbursements of expenses are presented net in “investment banking and other advisory fees” on the Company’s consolidated statements of income. The amounts of expenses reimbursed by clients for the years ended December 31, 2005, 2004 and 2003 are $12,360, $11,583 and $11,041, respectively.

Money Management and Incentive Fees—Money management fees are derived from fees for investment management and advisory services provided to institutional and private clients. Revenue is recorded on an accrual basis primarily based on the contractual investment advisory fee applied to the level of client assets under management. Fees vary with the type of assets managed, with higher fees earned on actively managed equity assets, alternative investment (such as hedge funds) and merchant banking products, and lower fees earned on fixed income and money market products. The Company also earns performance-based incentive fees on some investment products, such as hedge funds and merchant banking funds. Incentive fees on hedge funds generally are recorded at the end of the year, when potential uncertainties regarding the ultimate realizable amounts have been determined, and typically are calculated based on a specified percentage of a fund’s net appreciation during

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

the year. Incentive fees on hedge funds generally are subject to loss carry-forward provisions in which losses incurred by the funds in any year are applied against future period net appreciation before any incentive fees can be earned. The Company makes merchant banking investments with its own capital, usually alongside capital of qualified institutional and individual investors. These activities typically are organized in funds that make investments in private or public companies, generally through privately negotiated transactions. With respect to merchant banking funds, the Company also may earn incentive fees in accordance with the terms of the funds’ respective agreements. These fees are in the form of a carried interest and are recognized when realized or unrealized gains relating to the underlying investments of the fund exceed a specified threshold. Accordingly, revenue from merchant banking incentive fees are recorded when the return on the underlying investments have exceeded certain contractually established thresholds. Any future underperformance by the merchant banking funds would reduce the Company’s incentive fee revenue, money management fees (since revenue is based on the value of assets under management) and the value of the Company’s merchant banking investments. Receivables relating to money management fees are reported in “fees receivable” on the consolidated statements of financial condition. There are no unrecorded merchant banking incentive fees as of December 31, 2005 and 2004.

Commissions—Commissions charged for executing customer transactions are accrued on a trade date basis and are included in current period earnings.

Underwriting—Underwriting revenue is accrued on a trade date basis and represents fees earned, net of estimated transaction related expenses, on primary offerings of debt and equity securities.

Soft Dollar Arrangements—The Company’s Asset Management business obtains research and other services through “soft dollar” arrangements. Consistent with the “soft dollar” safe harbor established by Section 28(e) of the Securities Exchange Act of 1934, as amended, the Asset Management business does not have any contractual obligation or arrangement requiring it to pay for research and other services obtained through soft dollar arrangements with brokers. Instead, the provider is obligated to pay for the services. Consequently, the Company does not incur any liability and does not accrue any expenses in connection with any research or other services obtained by the Asset Management business pursuant to such soft dollar arrangements. If the use of soft dollars is limited or prohibited in the future by regulation, we may have to bear the costs of research and other services.

Stock-Based Compensation—Subsequent to the separation and recapitalization, Lazard Ltd began issuing Restricted Stock Units (“RSUs”) and Deferred Stock Units (“DSUs”), the cost for which is being charged to the Company. Consistent with SFAS No. 123, Stock-Based Compensation (“SFAS 123”), the Company applies fair value accounting for share-based payments and expenses the fair value of RSUs and DSUs over their respective requisite service periods. Beginning on January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payments (“SFAS 123R”) (see “Recent Accounting Pronouncements” below).

Income Taxes—The Company’s provision for income taxes is accounted for under the provisions of SFAS No. 109, Accounting for Income Taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Such temporary differences are reflected in deferred tax assets and liabilities and are included in “other assets” and “other liabilities”, respectively, on the consolidated statements of financial condition.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, valuation allowances are established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by the Company in making this assessment.

Net Income Allocable to Members—For periods prior to May 10, 2005, as a result of the Company operating as a limited liability company, payment for services rendered by the Company’s managing directors has been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense. As a result, the Company’s operating income and net income allocable to members prior to May 10, 2005 do not reflect payments for services rendered by its managing directors.

Reclassifications—Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

Recent Accounting Pronouncements—In December 2004, the FASB issued SFAS 123R. SFAS 123R is a revision of SFAS 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements using a fair value-based method. On January 1, 2006 the Company adopted SFAS 123R, and the impact thereof was not material.

In June 2005, the Emerging Issues Task Force (“EITF”), reached a consensus on EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. The EITF consensus requires a general partner in a limited partnership to consolidate the limited partnership unless the presumption of control is overcome. The general partner may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without having to show cause; or (b) substantive participating rights in managing the partnership. This guidance became effective upon ratification by the FASB on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For all other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. EITF issue No. 04-5 did not have a material impact on the Company’s consolidated financial statements.

4.    FORMATION OF LAM

On January 1, 2003, in connection with the formation of the Company’s LAM subsidiary, certain members of the Company (the managing directors of LAM) who provide services to LAM exchanged their members’ equity in the Company in the amount of $27,483 for membership interests in LAM of a like amount. As a result, these managing directors ceased being members of the Company and became exclusively members of LAM. Following the formation of LAM, the Company continues to control, and thereby consolidates, the operations of LAM with the membership interest held by the LAM managing directors included in “minority interest” on its consolidated statement of financial condition.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Pursuant to the formation of LAM, the LAM managing directors also were granted equity units in LAM. In addition, certain other key LAM employees were granted equity units in LAM. The LAM equity units entitle holders to payments only in connection with selected fundamental transactions affecting the Company or LAM, including a dissolution or sale of all or substantially all of the assets of the Company or LAM, a merger of or sale of all of the interests in LAM whereby the Company ceases to own a majority of, or have the right to appoint a majority of the board of directors of LAM, or a non-ordinary course sale of assets by LAM that exceeds $50,000 in value. As a general matter, in connection with a fundamental transaction that triggers the LAM equity units, the holders of the LAM equity units, as of December 31, 2005, would be entitled in the aggregate to approximately 22.8% of the net proceeds or imputed valuation of LAM in such a transaction after deductions for payment of creditors of LAM and the return of LAM capital, with the remainder of approximately 77.2% being retained by Lazard Group. The LAM equity units are not entitled to share in the operating results of LAM. A separate class of interests in LAM, which we refer to as “LAM profit units,” is entitled to the ordinary profit and losses of LAM, all of which is owned by the Company. Accordingly, in the absence of a fundamental transaction that triggers the LAM equity units, all of LAM’s net income is allocable to the Company. The equity units granted to LAM managing directors are a part of the LAM managing directors’ membership interest in LAM, and, therefore, all transactions related to the equity units are treated as equity transactions among members. The equity units granted to LAM employees are considered to be compensation for financial accounting purposes. As a fundamental transaction has not yet been considered probable of occurrence, no compensation cost has been recognized to date. The Company has no current intention to cause or otherwise trigger a fundamental transaction that would give rise to payment obligations to the holders of interests in LAM.

Commencing in 2003 and through May 10, 2005, payments for services rendered by LAM managing directors and other key LAM employees were accounted for as “minority interest in net income” on the consolidated statements of income. Commencing with the equity public offering on May 10, 2005, all payments for services rendered by all of LAM’s employees and managing directors are included in “compensation and benefits” expense on the consolidated statements of income.

On and after January 1, 2006, the board of directors of LAM, a majority of which are appointed by the Company, may, in its discretion, grant LAM equity interests that include profit rights to managing directors of, and other persons providing services to, LAM, as a portion of their ongoing compensation. If granted, these equity interests will be subject to specified vesting conditions. No such LAM equity interests have been granted subsequent to January 1, 2006 nor is there any present intention to do so.

5.	MINORITY INTEREST

Minority interest consists of a number of components including minority interest in LAM. In addition, the Company consolidates various LAM related general partnership interests that it controls but does not wholly own and its business in Italy which, through a strategic alliance, is owned 40% by Banca Intesa S.p.A. (“Intesa”). As a result of consolidating these companies, the Company recognizes the portion of income not associated with the Company’s ownership as minority interest.

Also, as described in Note 4 of Notes to Consolidated Financial Statements, payments for services rendered by managing directors of LAM (and employee members of LAM) had, prior to May 10, 2005, been accounted for as minority interest in net income and since that date such payments, together with distributions to profit participation members, have been included in “compensation and benefits” expense on the consolidated statements of income.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The tables below summarizes our minority interest in net income for the years ended December 31, 2005, 2004 and 2003 and minority interest as of December 31, 2005 and 2004 in Lazard’s consolidated financial statements:

	Minority Interest In Net Income Year Ended December 31,
	2005	2004	2003
LAM Members	$9,447	$82,282	$61,757
LAM General Partnerships	2,784	891	16,975
Italian Strategic Alliance	6,460	3,741	15,914
Other	12	639	(81)

Total	$18,703	$87,553	$94,565

	Minority Interest December 31,
	2005	2004
LAM Members	$15,169	$57,351
LAM General Partnerships	43,077	43,186
Italian Strategic Alliance	53,459	51,902
Merchant Banking General Partnership Interests		3,845
Other	24	1,626

Total	$111,729	$157,910

6.	STRATEGIC ALLIANCE IN ITALY

In September 2002, the Company and Intesa announced their agreement to form a strategic alliance (the “Strategic Alliance”). Pursuant to the terms of the Strategic Alliance, effective January 2003, Intesa became a 40% partner in the Company’s business in Italy (“Lazard Italy”), and the Company and Intesa agreed to work to grow the investment banking business in Italy. Lazard Italy is consolidated in the consolidated financial statements, with Intesa’s 40% share recorded as minority interest.

The initial term of the Strategic Alliance ends December 31, 2007, and, unless terminated by either of the parties in connection with the end of any term, will automatically extend for additional five-year terms. Both the Company and Intesa have the right to terminate the Strategic Alliance arrangement at the end of each five-year term or at any other time should certain defined events occur, such as changes in control involving either party, transfers of either party’s interest in Lazard Italy or the removal of the chairman of that business under certain circumstances.

In connection with the Strategic Alliance, Intesa became an economic partner of the Company through an aggregate financial investment of $300,000. The investments made by Intesa consist of (i) a March 2003 purchase from a subsidiary of the Company of a $150,000 Subordinated Convertible Promissory Note (the “Subordinated Convertible Note”), convertible into a contractual right that entitles the holder to receive payments that would be equivalent to those of a holder of a three percent equity goodwill interest in Lazard Group which

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

represents the right to share (after payments or reserve for existing preferences of creditors, and the capital or capital equivalents of the members) in the net proceeds of fundamental corporate events, such as a sale of all or substantially all of the assets of Lazard Group or a disposition of a line of business and (ii) $150,000 invested in Lazard Italy in June 2003, comprised of an investment of euro then equal to $100,000 for 40% of the capital stock in Lazard Italy and the purchase of a $50,000 Subordinated Promissory Note issued by Lazard Italy (the “Subordinated Promissory Note”). The Subordinated Promissory Note has a scheduled maturity date in the year 2078 (subject to extension), with interest payable annually at the rate of 3.0% per annum. The Subordinated Convertible Note, which is guaranteed by Lazard Group, has a scheduled maturity date in the year 2018 and has interest payable annually at a variable interest rate of not less than 3%, and not more than 3.25%, per annum (with such annual interest rate for the twelve month periods ending March 2006, March 2005 and March 2004 being 3.25%, 3.0% and 3.0%, respectively). Under certain circumstances, including a termination of the Strategic Alliance, the Subordinated Convertible Note and the Subordinated Promissory Note could be redeemed earlier than its stated maturity, and in connection with a termination of the Strategic Alliance, the Company has the obligation to repurchase Intesa’s capital stock of Lazard Italy and the Subordinated Promissory Note and may be obligated to redeem the Subordinated Convertible Note at face value. The proceeds from the sale of capital stock in Lazard Italy exceeded the underlying book value of the net assets purchased by Intesa by approximately $56,000. This amount has been deferred and included in “other liabilities” on the consolidated statements of financial condition as the Company could be required to repurchase such amount of capital stock held by Intesa in the event of a termination of the Strategic Alliance.

The Company has provided financial advisory services to Intesa.

From time to time, Lazard Group has considered appropriate modifications to its joint venture relationship with Intesa. Lazard Group has held various discussions with Intesa in connection with the separation and recapitalization transactions, including the equity public offering, and prior to consummation of the equity public offering, Intesa notified Lazard of its intention not to extend the term of the joint venture relationship beyond the expiration date of December 31, 2007. As a result, under the terms of the Strategic Alliance, unless Lazard Group and Intesa otherwise agree, Lazard Group will repurchase Intesa’s 40% interest in our business in Italy and its related $50,000 subordinated promissory note for an aggregate amount of approximately $150,000 on or prior to February 4, 2008. Based on the current performance of the joint venture, we do not currently expect an expiration of the joint venture in these circumstances to have a material adverse effect on our operating results or cash flows.

As part of these negotiations and discussions, Lazard Group received a letter from Intesa in July, 2005 informing Lazard Group of its intention to commence arbitration proceedings in order to obtain an order declaring Intesa’s right to early termination of the joint venture arrangements and the ineffectiveness of those arrangements on equitable grounds, as a result of the separation and recapitalization transactions and management changes at our Italian business. In the letter, Intesa stated that pending the determination of any arbitration, it intended to continue to perform in accordance with the joint venture arrangements until the initial expiration date of December 31, 2007. If at the end of an arbitration proceeding, it were to be determined that Intesa was entitled to early termination on the grounds alleged, Lazard would be obligated to repurchase their interest and note at that time if any such determination were finally made before Lazard repurchases such interest and note in connection with the end of the term of the joint venture on December 31, 2007. As of March 20, 2006 no arbitration proceedings have commenced.

If in an appropriate forum it were to be determined that Intesa was entitled to early termination on the grounds alleged, the $150,000 Subordinated Convertible Note could become immediately due and payable. Intesa has also asserted its intention to seek damages relating to such termination or ineffectiveness.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Lazard believes that the allegations are without merit and, in the event an action is actually brought, intends to defend and protect its rights and interests with respect to these matters and the joint venture arrangements vigorously. Lazard also expects to pursue any and all related claims that it may have, including with respect to the nonperformance by Intesa of certain of its obligations under the arrangements, in connection with any such action, and to seek damages with respect to those claims.

7.	LAZARD ALTERNATIVE INVESTMENTS

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

The business alliance agreement provides Lazard Group with certain governance rights with respect to LAI and provides for support by LFCM Holdings of the business of LAI. With respect to historical investments and funds transferred to LFCM Holdings as part of the separation, profits realized prior to the option exercise are for the account of LFCM Holdings, whereas profits realized after the exercise of the option are for the account of Lazard Group. Lazard Group intends to invest capital in future funds to be managed by LFCM Holdings’ subsidiaries and is entitled to receive incentive fee payments from such funds, as well as profits related to such investments, if any, irrespective of whether it exercises its purchase option.

On February 25, 2005, Lazard Group formed a new private equity fund, Corporate Partners II Limited, with $1,000,000 of institutional capital commitments and a $100,000 capital commitment from Lazard Group, the principal portion of which may require funding at any time through 2010. As of December 31, 2005, Lazard Group has contributed $89 of its capital commitment, which is recorded as a long term investment. Pursuant to the master separation and business alliance agreements entered into between Lazard Group and LFCM Holdings, this fund is managed by a subsidiary of LFCM Holdings, and Lazard Group retained a capital commitment to the fund and is entitled to receive the carried interest distributions made by the fund (other than the carried interest distributions made to investment professionals who manage the fund).

In July 2005, LFCM Holdings formed a new private equity fund, Lazard Senior Housing Partners LP. The first closing of the fund has the ability to raise up to a maximum of $550,000 of capital commitments, including a minimum and maximum capital commitment from Lazard Group of $10,000 and $27,000, respectively, the principal portion of which will require funding at any time through 2008. In connection with such capital commitment, Lazard funded $622 as of December 31, 2005 and an additional $1,618 in January 2006.

Pursuant to the business alliance agreement, Lazard Group has certain other limited partner capital commitments to planned investment funds to be managed and controlled by LFCM Holdings, all of such commitments being contingent upon the formation of these investment funds. As of December 31, 2005 these capital commitments are as follows—Lazard Technology Partners III—10% of the total fund capital commitments, with a minimum and maximum commitment by Lazard Group of $15,000 and $20,000, respectively; Lazard European Mid-Market Buyout Fund—10% of the total fund capital commitments, with a

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

maximum capital commitment by Lazard Group of 50 million Euros; Lazard Structured Finance Investors LLC—$10,000. As of December 31, 2005, none of these investment funds has been formed and Lazard Group has not made any payment toward such contingent capital commitments.

8.    DERIVATIVE INSTRUMENTS

The Company enters into forward foreign exchange rate contracts, interest rate swaps, cross- currency interest rate swaps and other derivative contracts primarily to hedge exposures to interest rate and currency fluctuations. These contracts are recorded at their fair values on the statements of financial condition. The related gains and losses are included in “investment gains and losses—net” on the consolidated statements of income.

The table below presents the fair values of the Company’s derivative instruments with respect to its continuing operations as of December 31, 2005 and 2004:

	December 31,
	2005	2004
Assets
Interest rate swap contracts	$186	$377
Exchange rate contracts		289

Total derivative assets	$186	$666

Liabilities
Interest rate swap contracts	$3,028	$4,328
Exchange rate contracts		291

Total derivative liabilities	$3,028	$4,619

9.	OTHER ASSETS AND OTHER LIABILITIES

Other Assets

The following table sets forth the Company’s other assets, by type, as of December 31, 2005 and 2004:

	December 31,
	2005	2004
Advances and prepayments	$23,609	$20,751
Current income taxes receivable	11,797	20,680
Deferred debt issuance costs on financing transactions in 2005	9,451
Deferred income taxes (net of valuation allowance)	8,484	3,900
Other taxes	7,715	6,378
Prepaid pension	7,604	7,099
Recoverable expenses	6,681	9,723
Other	18,451	20,132

Total	$93,792	$88,663

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Other Liabilities

The following table sets forth the Company’s other liabilities, by type, as of December 31, 2005 and 2004:

	December 31,
	2005	2004
Accrued expenses	$93,666	$109,299
Deferred credit relating to Strategic Alliance	55,735	55,735
Pension and pension plan supplement	56,870	84,374
LFP statutory profit sharing plan	49,107	55,565
Unclaimed funds at LFB	46,538	39,947
Income taxes	41,513	2,998
Liabilities for abandoned leased space	37,490	39,377
Deferred income	25,220	24,240
Post-retirement health care plans	23,337	32,157
Deferred income taxes	19,775	24,778
Accrued interest	17,083	9,673
Other taxes	12,887	25,556
Other	28,678	63,941

Total	$507,899	$567,640

10.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of December 31, 2005 and 2004:

	Principal Amount	Maturity Date		Annual Interest Rate		Outstanding as of December 31,
						2005	2004
Lazard Group Senior Notes(a)	$550,000	2015		7.125%		$550,000
Lazard Group Notes issued in connection with the ESUs(a)	437,500	2008-2035	(b)	6.12%		437,500
Revolving Credit Agreement(a)	125,000	2010		5.37	%(c)	30,000
7.53% notes (repaid May, 2005)(a)	50,000	2011		7.53%			$50,000
Other		2005-2006		Various		4,582	17,497

Total						$1,022,082	$67,497

(a)	See Note 2 of Notes to Consolidated Financial Statements for additional information.
(b)	Maturity date can vary based on a remarketing of the Lazard Group Notes, and will mature (i) in the event of a successful remarketing, on any date no earlier than May 15, 2010 and no later than May 15, 2035, as we may elect, (ii) in the event of a failed remarketing, on May 15, 2008 and (iii) otherwise on May 15, 2035.
(c)	Interest rates vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of December 31, 2005, the annual interest rate, including the applicable margin, is 5.37%.

Subordinated Debt—Subordinated debt at December 31, 2005 and 2004 amounted to $200,000 and consist of amounts due to Intesa in connection with the Strategic Alliance transaction in Italy (See Note 6 of Notes to Consolidated Financial Statements).

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

At December 31, 2004, LFNY was permitted to borrow up to $150,000 of subordinated debt under a revolving credit agreement, which, based on an approval obtained from LFNY’s regulators, qualified as additional net capital. The interest rate on such borrowings was based upon the prevailing market rate on the dates borrowed. There were no borrowings outstanding under this agreement as of December 31, 2004 and such agreement was terminated in 2005.

Debt maturities relating to senior and subordinated borrowings outstanding at December 31, 2005 for the five years in the period ending December 31, 2010 and thereafter are set forth in the table below. While the Company currently expects a successful remarketing of the Lazard Group Notes, for purposes of this table it was assumed that the $437,500 aggregate principal amount of Lazard Group Notes issued in connection with the issuance of the ESUs mature in 2008, the earliest possible maturity. In addition, for purposes of this table, it was assumed that the $150,000 Subordinated Convertible Note issued to Intesa remains outstanding in connection with its stated terms and that the $50,000 Subordinated Promissory Note issued to Intesa will be purchased and extinguished in 2008 (see Note 6 of Notes to Consolidated Financial Statements).

Year Ending December 31,	Senior Debt	Subordinated Debt	Total
2006	$4,582	$—	$4,582
2007	—	—	—
2008	437,500	50,000	487,500
2009	—	—	—
2010	30,000	—	30,000
Thereafter	550,000	150,000	700,000

Total	$1,022,082	$200,000	$1,222,082

The debt maturities reflected above exclude any recognition of the May, 2008 settlement of the purchase contracts component of the ESUs which require the holders to purchase an aggregate of $437,500 of Lazard Ltd’s Class A common stock. This obligation is collateralized by the entire $437,500 principal amount of Lazard Group Notes outstanding.

As of December 31, 2005, the Company is in compliance with all obligations under its various senior and subordinated borrowing arrangements.

As of December 31, 2005, the Company had $179,000 in unused lines of credit available to it, including $48,000 of unused lines of credit available to LFB.

11.    MANDATORILY REDEEMABLE PREFERRED STOCK

In 2001, the Company issued mandatorily redeemable preferred stock (“Class C Preferred Interests”) for an aggregate amount of $100,000. The Class C Preferred Interests were subject to mandatory redemption by the Company in March 2011 and, prior to such date, were redeemable in whole or in part, at the Company’s option. The Class C Preferred Interests were entitled to receive distributions out of the profits of the Company at a rate of 8% per annum, which distributions were required to be paid prior to any distributions of profits to holders of any other existing class of interests in the Company. The Class C Preferred Interests were redeemed in May 2005 as part of the recapitalization transactions. Interest on mandatorily redeemable preferred stock for the years ended December 31, 2005, 2004 and 2003 of $(8,000), $8,000 and $8,000, respectively, is included in “interest expense” in the consolidated statements of income. The credit in 2005 represents accrued dividends which were cancelled in connection with the redemption of membership interests of historical partners.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

12.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2022.

Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Included in “premises and occupancy costs” and, with respect to the separated businesses, “loss from discontinued operations” on the consolidated statements of income for the years ended December 31, 2005, 2004 and 2003 is $51,948, $54,689 and $48,503, respectively, of aggregate rental expense relating to operating leases. The Company subleases office space under agreements, which expire on various dates through March 2022. Sublease income from such agreements was $4,505, $3,201 and $2,437 for the years ended December 31, 2005, 2004 and 2003, respectively.

Capital lease obligations recorded under sale/leaseback transactions are payable through 2017 at a weighted average interest rate of approximately 6.2%. Such obligations are collateralized by certain assets with a net carrying value of approximately $27,553 and $114,024 at December 31, 2005 and 2004, respectively. The carrying value of capital lease obligations approximates fair value. During 2005, the Company’s principal capital lease in Paris matured and ownership reverted to the Company.

At December 31, 2005, minimum rental commitments under non-cancelable leases relating to the Company’s continuing operations, net of sublease income, are approximately as follows:

Year Ending December 31	Minimum Rental Commitments
	Capital	Operating
2006	$2,491	$57,815
2007	2,491	56,986
2008	2,491	50,651
2009	2,491	43,412
2010	2,491	40,922
Thereafter	22,129	242,191

Total minimum lease payments	34,584	491,977
Less amount representing interest	10,740

Present value of capital lease commitments	$23,844

Sublease proceeds		70,546

Net lease payments		$421,431

In addition to amounts recorded prior to 2003 for abandoned leased space in the U.K., during the years ended December 31, 2004 and 2003, the Company recorded approximately $6,000 and $16,000, respectively, within “loss from discontinued operations” on the consolidated statements of income due to the reduction in expected sublease income as a result of rental market weakness and increases in costs relating to the abandoned space.

During the year ended December 31, 2005, the Company recorded impairment costs of approximately $7,700, net of an indemnity from LFCM of $25,000 (as described below) relating to other abandoned leased facilities in the U.K, of which $6,300 and $1,400 is included in “loss from discontinued operations” and “premises and occupancy costs”, respectively, on the consolidated statement of income for the year ended December 31, 2005. These costs represent write-offs of leasehold improvements as well as a provision for lease obligations. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities,

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

the provision recorded for lease obligations on the cease-use date was determined based on the fair value of the liability for costs that will continue to be incurred for the remaining term of the lease without economic benefit to the Company, based on the remaining lease rentals, reduced by estimated sublease rentals.

With respect to the abandoned facilities discussed above, at December 31, 2005 and 2004 the Company has recorded liabilities of approximately $37,490 and $39,377, respectively, exclusive of the indemnification described below, which are included in “other liabilities” on the consolidated statements of financial condition. Payments toward the liabilities continue through the remaining term of the leases. Such liabilities are based on the discounted future commitment, net of expected sublease income.

Under the master separation agreement and a related lease indemnity agreement, dated as of May 10, 2005, by and between LFCM Holdings and one of our London subsidiaries, LFCM Holdings is obligated to indemnify Lazard Group for certain liabilities relating to abandoned leased space in the U.K., up to a maximum of $29,000. In connection with Lazard Group’s recent entry into subleases with respect to a portion of this abandoned leased space and the incurrence of the related liabilities, during the fourth quarter of 2005 Lazard Group entered into an agreement with LFCM Holdings which provides for LFCM Holdings to pay to Lazard Group $25,000 in full satisfaction of LFCM’s indemnification obligations with respect to the abandoned leased space.

The receivable relating to the indemnity from LFCM Holdings of $25,000 was recorded at its present value. After payments received in 2005 of $6,209, the net present value of the balance due at December 31, 2005 of $17,031 is included in “receivables - related parties” on the consolidated statement of financial condition (see Note 16 of Notes to Consolidated Financial Statements). The balance is due based on a schedule of periodic payments through May 10, 2010.

Lending Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. The commitments have an expiration date and, once drawn upon, may require the counterparty to post collateral depending on creditworthiness. Total outstanding commitments at December 31, 2005 were $2,490. This amount may not represent future cash requirements as commitments may expire without being drawn upon.

Other Commitments—At December 31, 2005, the Company has commitments for capital contributions of $4,622 to Company-sponsored investment funds, which are contingent upon certain events and have no definitive final payment date (including $3,873 in connection with the Company’s compensation plans—see Note 14 of Notes to Consolidated Financial Statements) and for guaranteed compensation arrangements with advisors aggregating $2,098 for the year ending December 31, 2006. In addition, the Company has agreements relating to future minimum distributions to certain managing directors or compensation to certain employees of $74,576 and $3,771, respectively, through 2008 and 2010, respectively, incurred for the purpose of recruiting and retaining these senior professionals. The future minimum distributions relating to managing directors and employees are $48,540, $28,379, $1,014, $207 and $207 for the years ending December 31, 2006, 2007, 2008, 2009 and 2010, respectively. Such agreements are cancelable under certain circumstances. In addition, at December 31, 2005, the Company has a commitment to a former managing director having a net present value of approximately $2,100.

See Note 7 of Notes to Consolidated Financial Statements for information regarding capital commitments in connection with alternative investment funds.

In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At December 31, 2005, the Company had $13,657 of such indemnifications and held $12,153 of collateral/counter-guarantees to secure these contracts. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the consolidated statement of financial condition.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The Company has various other contractual commitments arising in the ordinary course of business. In the opinion of management, the consummation of such commitments will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Exchange/Clearinghouse Member Guarantees—The Company is a member of various non-U.S. exchanges and clearinghouses that trade and clear securities or futures contracts. Associated with its membership, the Company may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchange or the clearinghouse. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral as well as meet minimum financial standards. While the rules governing different exchange or clearinghouse memberships vary, the Company’s guarantee obligations generally would arise only if the exchange or clearinghouse had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange or clearinghouse. Any potential contingent liability under these membership agreements cannot be estimated. The Company has not recorded any contingent liability in the consolidated financial statements for these agreements and believes that any potential requirement to make payments under these agreements is remote.

Legal—The Company businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. The Company is involved in a number of judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses. The Company reviews such matters on a case by case basis and establishes its reserves in accordance with SFAS No. 5, Accounting For Contingencies. Management believes, based on currently available information, that the results of such matters, in the aggregate, will not have a material adverse effect on its financial condition but might be material to its operating results or cash flows for any particular period, depending upon the operating results for such period.

The Company has received a request for information from the NASD as part of what it understands to be an industry investigation relating to gifts and gratuities, which is focused primarily on the Company’s former Capital Markets business, which business was transferred to LFCM Holdings as a part of the separation. In addition, the Company has received requests for information from the NASD, SEC and the U.S. Attorney’s Office for the District of Massachusetts seeking information concerning gifts and entertainment involving an unaffiliated mutual fund company, which are also focused on that same business. The Company believes that other broker-dealers have also received requests for information. In the course of an internal review of these matters, there have been resignations or discipline of certain individuals associated with Lazard’s former Capital Markets business. These investigations are continuing and the Company cannot predict their potential outcomes. Accordingly, the Company has not recorded an accrual for losses related to any such judicial, regulatory or arbitration proceedings.

Lazard and Goldman Sachs & Co., the lead underwriter of Lazard Ltd’s equity public offering of its Class A common stock, as well as several members of the Company’s management and board of directors, have been named as defendants in several putative class action lawsuits and a putative stockholder derivative lawsuit filed in the U.S. District Court for the Southern District of New York, and in a putative class action lawsuit and a putative stockholder derivative lawsuit filed in the Supreme Court of the State of New York. The defendants removed the putative class action lawsuit filed in the Supreme Court of the State of New York to the U.S. District Court for the Eastern District of New York, and the plaintiffs moved for remand. The motion for remand was referred to a Magistrate Judge, who has issued a Report and Recommendation recommending that the plaintiffs’ motion be granted. The defendants removed the putative derivative lawsuit filed in the Supreme Court of the State of New York to the U.S. District Court for the Southern District of New York, and the plaintiff moved for

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

remand. By Decision and Order dated February 17, 2006, the U.S. District Court for the Southern District of New York granted the plaintiff’s motion for remand. The defendants have filed a Notice of Appeal. The plaintiffs in the putative class action lawsuits filed in the U.S. District Court for the Southern District of New York have filed a consolidated amended complaint. The putative class action lawsuits purport to have been filed on behalf of persons who purchased securities of Lazard Ltd in connection with the equity public offering or in the open market. The putative class actions allege various violations of the federal securities laws and seek, inter alia, compensatory damages, rescission or rescissory damages and other unspecified equitable, injunctive or other relief. The putative derivative actions purport to be brought on behalf of the Company against its directors and Goldman Sachs & Co. and allege, among other things, that the directors breached their fiduciary duties to the Company in connection with matters related to the equity public offering and seek compensatory damages, punitive damages and other unspecified equitable or other relief. We believe that the suits are without merit and intend to defend them vigorously.

For a description of recent developments involving the Company’s relationship with Intesa, see Note 6 of Notes to Consolidated Financial Statements.

13.	MEMBERS’ EQUITY (DEFICIENCY)

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

In connection with the consummation of the equity public offering, during the year ended December 31, 2005, members’ equity was reduced by approximately $145,000 for the repurchase of working member interests prior to consummation of the equity public offering.

Pursuant to provisions of its amended and restated Operating Agreement, Lazard Group distributions in respect of common membership interests are allocated to the holders of such interests on a pro rata basis. At December 31, 2005, approximately 37.6% and 62.4% of the outstanding Lazard Group common membership interests are held by subsidiaries of Lazard Ltd and by LAZ-MD Holdings, respectively. Such distributions represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and the members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests. In August, 2005 and November, 2005, Lazard Group distributed an aggregate of $8,821 to LAZ-MD Holdings and $5,325 to Lazard Ltd’s subsidiaries, which latter amount was used by Lazard Ltd to pay dividends to holders of its Class A common stock. On October 29, 2005, Lazard Group made total tax distributions of $18,164, including $11,327 paid to LAZ-MD Holdings.

Shares Available Under the Lazard Ltd Equity Incentive Plan (the “Equity Incentive Plan”)

The Equity Incentive Plan authorizes the issuance of up to 25,000,000 shares of Lazard Ltd Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock, stock units and other equity-based awards. See below for information regarding stock unit awards granted during 2005. Each stock unit granted under the Equity Incentive Plan represents a contingent right to receive one share of Lazard Ltd Class A common stock at no cost to the recipient. The fair value of such stock unit awards is equal to the average market price of Lazard Ltd’s Class A common stock at the date of grant.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Deferred Stock Unit Grants (“DSUs”)

On September 1, 2005, pursuant to compensatory arrangements approved by the Board of Directors of Lazard Ltd, on August 9, 2005, the Non-Executive Directors of Lazard Ltd (who are also the same Non-Executive Directors of Lazard Group) were granted 9,968 DSUs, with a per unit fair value on the date of grant of $25.33 per share. These DSUs represent approximately 50% of the Directors’ annual compensation for service on the Boards of Directors and its committees and are convertible into Lazard Ltd Class A common stock at a specified date or after a Director resigns or otherwise ceases to be a member of Lazard Ltd’s and Lazard Group’s Boards of Directors. The remaining compensation is paid in cash. For the year ended December 31, 2005, expenses of $127 were charged to Lazard Group in connection with the DSUs.

Restricted Stock Unit Grants (“RSUs”)

During 2005, 1,045,733 RSUs were granted to eligible employees of Lazard Group. Such RSUs have vesting periods of three to five years. During 2005, the weighted average market price for granted and forfeited RSUs was $23.87 and $23.72, respectively. The RSUs are subject to forfeiture should employment be discontinued prior to the stipulated vesting dates or the violation of certain restrictive covenants. Vesting of the RSUs may be accelerated upon a change of control.

The RSUs convert into Lazard Ltd Class A common stock on a one-for-one basis after the stipulated vesting periods. The aggregate fair value of the RSUs is amortized, as compensation expense, over the vesting periods. Expense charged to Lazard Group relating to RSUs is charged to “compensation and benefits” on the consolidated statement of income and for the year ended December 31, 2005 amounted to $1,024.

The following is a summary of DSUs and RSUs activity during the year ended December 31, 2005:

	DSUs	RSUs
Balance, January 1, 2005	—	—
Granted	9,968	1,045,733
Forfeited	—	(12,000)
Distributed	—	—

Balance, December 31, 2005	9,968	1,033,733	(*)

(*)	In January 2006 additional RSUs were granted to eligible employees of Lazard Group. After such grants, 3,714,679 RSUs were outstanding.

14.	EMPLOYEE BENEFIT PLANS

The Company, through its subsidiaries, provides certain retirement and other post-employment benefits to certain of its employees through defined contribution and defined benefit pension plans and other post-retirement benefit plans. The Company has the right to amend or terminate its benefit plans at any time subject to the terms of such plans.

The retirement and post-employment benefit plans costs incurred for the years ended December 31, 2005, 2004 and 2003 are included in “compensation and benefits” and with respect to the separated businesses, “loss from discontinued operations” on the consolidated statements of income. Expenses incurred related to the defined benefit pension plans amounted to $9,897, $21,609 and $20,319 for the years ended December 31, 2005, 2004 and 2003, respectively. Expenses (benefits) incurred related to the defined benefit pension plan supplement amounted to $52, $(60) and $418 for the years ended December 31, 2005, 2004 and 2003, respectively. Expenses (benefits) incurred related to the post-retirement health care plans amounted to $(13,223), $(1,444) and $5,007 for the years ended December 31, 2005, 2004 and 2003, respectively.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The Company also has an incentive compensation plan (the “Plan”) pursuant to which amounts are invested in a Company sponsored investment vehicle for certain key employees. The Company records expenses for the Plan on the dates on which capital calls from such vehicle are funded. Net costs related to the Plan for the years ended December 31, 2005, 2004 and 2003 amounted to approximately $1,300, $100 and $2,000, respectively, and are included in “compensation and benefits” and with respect to the separated businesses, “loss from discontinued operations” on the consolidated statements of income. At December 31, 2005, the Company had remaining commitments of approximately $3,873 under the Plan.

The Company’s LFNY Pension and Post-Retirement Benefits Plan and its LFNY Deferred Contribution Plan are described below, along with a description of Amendments to such plans implemented subsequent to December 31, 2004.

LFNY Pension and Post-Retirement Benefits—LFNY has two non-contributory defined benefit pension plans—the Employees’ Pension Plan (“EPP”), which provides benefits to substantially all employees based on certain averages of compensation, as defined, and the Employees’ Pension Plan Supplement (“EPPS”), which provides benefits to certain employees whose compensation exceeds a defined threshold. It is LFNY’s policy to fund EPP to meet the minimum funding standard as prescribed by the Employee Retirement Income Security Act of 1974 (“ERISA”). At December 31, 2005 and 2004, the pension plan assets were invested in a portfolio consisting primarily of equity and fixed-income mutual fund investments managed by LAM. EPPS is a non-qualified supplemental plan and was unfunded at December 31, 2005. LFNY utilizes the “projected unit credit” actuarial method for financial reporting purposes.

Effective as of January 31, 2005, the EPP and EPPS were amended to cease future benefit accruals and future participation. As a result of such amendment, active participants will continue to receive credit for service completed after January 31, 2005 for purposes of vesting; however, future service does not count for purposes of future benefit accruals under these plans. Vested benefits for active participants as of January 31, 2005 have been retained.

LFNY Post-Retirement Medical Plan—LFNY also has a non-funded contributory post-retirement medical plan (the “Medical Plan”) covering substantially all of its employees. The Medical Plan pays stated percentages of most necessary medical expenses incurred by retirees, after subtracting payments by Medicare or other providers and after stated deductibles have been met. Participants become eligible for benefits if they retire from the Company after reaching age 62 and completing 10 years of service.

Effective December 31, 2005, post-retirement health care benefits are no longer offered to those managing directors and employees hired on or after the effective date and for those managing directors and employees hired before the effective date who attain the age of 40 after December 31, 2005. In addition, effective January 1, 2006, the cost sharing policy changed for those who qualify for the benefit.

LFNY Defined Contribution Plan (the “401(k) Plan”) and LFNY Profit Sharing Plan —LFNY sponsors a 401(k) Plan, which covers substantially all of its employees. The Company historically had not matched employee contributions to the plan. On December 14, 2004, the plan was amended to provide for certain matching contributions by the Company, as described below. LFNY also sponsors a profit sharing plan, which covers eligible managing directors of LFNY. Contributions to the profit sharing plan are included in “distributions and withdrawals to members” on the consolidated statement of changes in members’ equity prior to May 10, 2005 and “compensation and benefits” expense on the consolidated statement of income for the period commencing May 10, 2005.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Effective January 1, 2005, the 401(k) Plan was amended to implement an employer match to participant pre-tax contributions. Pursuant to the amendment, LFNY will match 100% of pre-tax contributions, excluding “catch-up” contributions, to the 401(k) Plan up to 4% of eligible compensation. Participants are 100% vested in all employer-matching contributions after three years of service. Any service accrued prior to January 1, 2005 counts toward this three-year vesting requirement.

Settlement Transactions Relating to LFNY’s EPP, EPPS and Medical Plan—As a result of the separation and in accordance with SFAS No. 88, Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”), the Company recorded a net charge of $388 (comprised of charges (credits) of $3,369, ($27) and $(2,954) relating to the EPP, EPPS and Medical Plan obligations, respectively), for the year ended December 31, 2005 for the estimated cost relating to the settlement and curtailment of EPP, EPPS and Medical Plan obligations and special termination benefits to employees in the separated businesses. Of this amount, $2,420 is included in “loss from discontinued operations” and $(2,032) is included in “compensation and benefits” expense on the consolidated statement of income.

LCH Pension Plans—LCH also has two defined benefit pension plans and, in addition, makes contributions to personal pension plans for certain individuals. Each of the defined benefit plans has had a valuation by independent actuaries at December 31, 2005 and 2004, using the “projected unit funding” method.

Amendments to LCH Pension Plans—During the fourth quarter of 2005, the Company announced a cessation to future accruals to the LCH pension plans effective as of March 31, 2006. As a result of such amendment, future service and compensation increases will not count for purposes of future benefit accruals under the plans. Vested benefits for active participants as of March 31, 2006 will be retained. In accordance with SFAS 88, the projected benefit obligations under the plans have been reduced by approximately $7,600 representing a reduction in the unrecognized net actuarial loss under the plans. In addition, during the fourth quarter of 2005, the Company recorded within “compensation and benefits” expense on the consolidated statement of income a curtailment gain of $2,095 resulting from the release of an unamortized prior service credit in one of the plans.

Termination of LCH’s Post-Retirement Medical Plan—LCH has a non-funded Post-Retirement Medical Plan, which is provided, at LCH’s discretion, to certain retired employees. The costs of private medical insurance are provided for these individuals, their spouses and eligible dependents. In April 2004, LCH announced a plan to terminate such Plan. As a result of such action, benefits available to eligible active employees and retirees will cease on February 28, 2007. In accordance with SFAS No. 106, Employers’ Accounting for Post-Retirement Benefits Other Than Pensions, the Company is recognizing the effect of such termination, which resulted in a reduction in the Company’s accumulated post-retirement benefit obligation, of approximately $24,000, the effect of which will reduce employee compensation and benefits expense over the period ending February 2007. For the years ended December 31, 2005 and 2004, compensation and benefits expense was reduced by $9,761 and $4,488, respectively, related to the effect of the termination.

Employer Contributions and Indemnities from LFCM Holdings—As of December 31, 2005, Lazard Group’s principal U.K. pension plans had a combined deficit of approximately $46,800 (or approximately 27.2 million British pounds). This deficit would ordinarily be funded over time. In the third quarter of 2005, agreements were executed between Lazard Group and the trustees of such pension plans dealing with a plan for the future funding of the deficit as well as with asset allocation. Irrespective of the terms of these agreements, in considering their duties to beneficiaries, the trustees also have the power to change the asset allocation. Any changes in the asset allocation could increase or decrease the unfunded liability that would be funded over time, depending on asset mix, any increase in liabilities and investment returns. In addition, the pensions regulator in

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

the U.K. may have the power to require contributions to be made to plans, and to impose support in respect of the funding of plans by related companies other than the direct obligors. As part of the separation, the Company made a contribution to LFCM Holdings of $55,000 in connection with the provision by LFCM Holdings of support relating to U.K. pension liabilities and other indemnities.

Contributions of approximately $29,800 (or 16.4 million British pounds) were made to the Company’s defined benefit pension plans in the U.K during the year ended December 31, 2005, of which 15.0 million British pounds were reimbursed by LFCM Holdings.

The Company will make further payments amounting to 16.4 million British pounds, which approximates $28,000, using exchange rates as of December 31, 2005, on June 1, 2006, 8.2 million British pounds on June 1, 2007 and 8.2 million British pounds on June 1, 2008. Relating to the June 1, 2006 payment, the Company recorded a receivable of approximately $26,800 from LFCM Holdings relating to the 15.0 million British pounds which is the remaining amount that LFCM Holdings is obligated to reimburse the Company (see Note 16 of Notes to Consolidated Financial Statements).

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following table summarizes the components of benefit costs, the return on plan assets, benefits paid and contributions for the years ended December 31, 2005, 2004 and 2003 for LFNY and LCH, as well as the allocation of total costs between continuing and discontinued operations for each period:

	Pension Plan	Pension Plan Supplement	Post- Retirement Medical Plans

Year Ended December 31, 2005
Components of net periodic benefit costs:
Service cost	$7,061		$224
Interest cost	26,165	$86	519
Expected return on plan assets	(27,259)
Amortization of transition (asset)/obligation
Amortization of net:
Amortization of prior service cost	(442)		(1,564)
Recognized actuarial (gain) loss	3,098	(7)	313

Net periodic benefit cost (credit)	8,623	79	(508)
Settlements (curtailments)	1,086		(12,715)
Special termination benefits	188	(27)

Total benefit cost (credit)	9,897	52	(13,223)
Less portion related to discontinued operations	2,252	(15)	324

Net periodic benefit cost (credit)	$7,645	$67	$(13,547)

Actual return on plan assets	$58,550
Employer contribution	$33,304	$697	$1,217
Plan participants’ contribution			$(2)
Benefits paid	$26,816	$697	$1,277

Year Ended December 31, 2004
Components of net periodic benefit costs:
Service cost	$16,998	$341	$1,926
Interest cost	25,373	138	1,088
Expected return on plan assets	(27,422)
Amortization of transition (asset)/obligation	(116)
Amortization of net:
Prior service cost	532	87
Recognized actuarial (gain) loss	2,588	(17)	30

Net periodic benefit cost	17,953	549	3,044
Settlements (curtailments)	3,656	(609)	(4,488)

Total benefit cost (credit)	21,609	(60)	(1,444)
Less portion related to discontinued operations	2,020	194	755

Total benefit cost (benefit) from continuing operations	$19,589	$(254)	$(2,199)

Actual return on plan assets	$33,951
Employer contribution	$13,024	$131	$1,297
Plan participants’ contributions			$46
Benefits paid	$17,061	$131	$1,343

Year Ended December 31, 2003
Components of net periodic benefit costs:
Service cost	$14,692	$246	$2,233
Interest cost	22,295	121	2,324
Expected return on plan assets	(20,930)
Amortization of transition (asset)/obligation	(13)
Amortization of net:
Prior service cost	(240)	87
Recognized actuarial (gain) loss	4,515	(36)	450

Net periodic benefit cost	20,319	418	5,007
Settlements

Total benefit cost	20,319	418	5,007
Less portion related to discontinued operations	1,002	153	633

Total benefit cost from continuing operations	$19,317	$265	$4,374

Actual return on plan assets	$36,749
Employer contribution	$25,294	$333	$1,285
Plan participants’ contributions			$37
Benefits paid	$17,750	$333	$1,322

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Expected Benefit Payments—The following table summarizes the expected benefit payments by each of the Company’s plans for the next five fiscal years and in the aggregate for the five fiscal years thereafter:

	Pension Plans	Pension Plan Supplement	Post-Retirement Medical Plans
2006	$15,442	$23	$312
2007	16,165	23	351
2008	16,900	74	362
2009	17,612	121	386
2010	18,419	116	415
2011-2015	100,866	492	2,663

Plan Assets—The Company’s weighted-average asset allocations relating to the Company’s pension plans at December 31, 2005 and 2004 by asset category are as follows:

	December 31,
	2005	2004
Asset Category
Equity Securities	48%	53%
Debt Securities	44	41
Other (includes cash, annuities and accrued dividends)	8	6

Total	100%	100%

Investment Policies and Strategies—The Company’s Employees’ Pension Trust—The primary investment goal is to ensure that the plans remain well funded, taking account of the likely future risks to investment returns and contributions. As a result, a portfolio of assets is maintained with appropriate liquidity and diversification that can be expected to generate long-term future returns that minimize the long-term costs of the pension plan without exposing the trust to an unacceptable risk of under funding. The Company’s likely future ability to pay such contributions as are required to maintain the funded status of the plans over a reasonable time period is considered when determining the level of risk that is appropriate.

Measurement Date—The measurement date for the Company’s employee benefit plans was December 31, 2005.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following table summarizes LFNY’s and LCH’s benefit obligations, the fair value of the assets and the funded status at December 31, 2005:

	Pension Plans	Pension Plan Supplement	Post-Retirement Medical Plans
Change in benefit obligation
Benefit obligation at January 1, 2005	$525,437	$1,472	$32,431
Insured annuities	(10,239)
Service cost	7,061		224
Interest cost	26,165	86	519
Plan participants’ contributions			(2)
Amendments			(9,761)
Actuarial loss	25,936	205	350
Benefit paid	(26,816)	(697)	(1,277)
Special termination benefit	188
Settlement (curtailment)	(6,742)	95	(1,341)
Foreign currency translation adjustment	(53,199)		(2,316)

Benefit obligation at December 31, 2005	487,791	1,161	18,827

Change in plan assets
Fair value of plan assets at January 1, 2005	430,659
Insured annuities	(10,239)
Actual return on plan assets	58,550
Employer contribution	33,304	697	1,217
Plan participants’ contributions			60
Benefits paid	(26,816)	(697)	(1,277)
Foreign currency translation adjustment	(45,772)

Fair value of plan assets at December 31, 2005	439,686	—	—

Funded status	(48,105)	(1,161)	(18,827)
Unrecognized net prior service cost			(6,550)
Unrecognized net actuarial (gain)/loss	71,599	1	2,040

Amounts reflected on the consolidated statement of financial condition	$23,494	$(1,160)	$(23,337)

Amounts recognized in the consolidated statement of financial condition consist of:
Prepaid benefit cost (included in “other assets”)	$7,604
Accrued benefit liability (included in “other liabilities”)	(55,709)	$(1,161)	$(23,337)
Accumulated other comprehensive loss	71,599	1

Net amount recognized	$23,494	$(1,160)	$(23,337)

Weighted-average assumptions used to determine benefit obligations at December 31, 2005:
Discount rate	4.8%	5.5%	5.5%
Rate of annual compensation increase	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for year ended December 31, 2005:
Discount rate	5.3%	6.0%	6.0%
Expected long-term return on plan assets	6.2%	N/A	N/A
Rate of annual compensation increase	N/A	N/A	N/A

As of December 31, 2005, the fair value of plan assets and the accumulated benefit obligation within the LFNY plan was $28,238 and $29,564, respectively, and the fair value of plan assets and the accumulated benefit obligation within the LCH plan was $411,448 and $458,227, respectively.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following table summarizes LFNY’s and LCH’s benefit obligations, the fair value of the assets and the funded status at December 31, 2004:

	Pension Plans	Pension Plan Supplement	Post-Retirement Medical Plans
Change in benefit obligation
Benefit obligation at January 1, 2004	$439,669	$2,286	$43,853
Service cost	16,143	341	1,926
Interest cost	24,911	138	1,088
Plan participants’ contributions			46
Amendments	5,292	41	(15,556)
Actuarial loss	27,869	72	442
Benefits paid	(17,061)	(131)	(1,342)
Curtailment gain	(5,759)	(1,275)
Foreign currency translation adjustment	34,373		1,974

Benefit obligation at December 31, 2004	525,437	1,472	32,431

Change in plan assets
Fair value of plan assets at January 1, 2004	371,384
Actual return on plan assets	33,951
Employer contribution	13,024	131	1,296
Plan participants’ contributions			46
Benefits paid	(17,061)	(131)	(1,342)
Foreign currency translation adjustment	29,361

Fair value of plan assets at December 31, 2004	430,659	—	—

Funded status	(94,778)	(1,472)	(32,431)
Unrecognized net prior service cost	(2,697)		(11,068)
Unrecognized net actuarial (gain)/loss	98,056	(334)	3,344

Amounts reflected on the consolidated statement of financial condition	$581	$(1,806)	$(40,155)

Amounts recognized on the consolidated statement of financial condition consist of:
Prepaid benefit cost (included in “other assets”)	$7,099
Accrued benefit liability (included in “other liabilities” and for post-retirement medical plans, $7,998 in “liabilities of discontinued operations”)	(82,568)	$(1,806)	$(40,155)
Accumulated other comprehensive loss	76,050

Net amount recognized	$581	$(1,806)	$(40,155)

Weighted-average assumptions used to determine benefit obligations at December 31, 2004:
Discount rate	5.4%	6.0%	5.0%
Rate of annual compensation increase	3.8% - 6.3%	5.5%	N/A

Weighted-average assumptions used to determine net periodic benefit cost for year ended December 31, 2004:
Discount rate	5.8%	6.3%	5.3%
Expected long-term return on plan assets	7.4%	N/A	N/A
Rate of annual compensation increase	3.8% - 6.3%	5.5%	N/A

As of December 31, 2004, the fair value of plan assets and the accumulated benefit obligation within the LFNY plan was $34,919 and $34,703, respectively, and the fair value of plan assets and the accumulated benefit obligation within the LCH plan was $395,740 and $478,308, respectively.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Assumptions—In selecting the expected long-term rate of return on plan assets, the Company considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of the plan. The expected long-term rate of return on plan assets is based on expected returns on different asset classes held by the plan in light of prevailing economic conditions as well as historic returns. This included considering the trusts’ asset allocation and the expected returns likely to be earned over the life of the plan. This basis is consistent with the prior year.

For measurement purposes, a 9.5% and 9.8% annual rate of increase in the per capita cost of covered health care benefits was assumed for the computation of the December 31, 2005 and 2004 benefit obligations, respectively. The rate was assumed to decrease gradually to 6.0% through 2008 and remain at that level thereafter.

The assumed cost of healthcare has an effect on the amounts reported for the Company’s post-retirement plans. A 1% change in the assumed healthcare cost trend rate would have the following effects:

	1% Increase		1% Decrease
	2005	2004	2005	2004
Cost	$103	$899	$(85)	$(652)
Obligation	1,113	1,176	(924)	(988)

15.	INCOME TAXES

Income taxes from continuing operations for the years ended December 31, 2005, 2004 and 2003 consist of:

	Year Ended December 31,
	2005	2004	2003
Current expense:
Federal	$4
Foreign	57,861	$23,726	$33,505
State and local (primarily UBT)	3,866	4,094	3,073

Total current	61,731	27,820	36,578
Deferred expense (benefit):
Foreign	(7,558)	452	375

Total	$54,173	$28,272	$36,953

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate on income from continuing operations is set forth below:

	Year Ended December 31,
	2005	2004	2003
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Rate benefit for U.S. partnership operations	(35.0)	(35.0)	(35.0)
Foreign taxes	14.6	6.6	7.7
State and local taxes, primarily UBT	1.1	1.1	0.7

Effective income tax rate	15.7%	7.7%	8.4%

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
Deferred Tax Assets:
Compensation and benefits	$9,333	$5,308
Pensions	15,841	15,919
Depreciation and amortization	2,247	17
Other	584	591
Bad debt provision	2,344	1,778
Property	3,455	4,040
Net operating loss and tax credit carryforwards	43,793	64,672

Gross deferred tax assets	77,597	92,325
Valuation allowance	(67,459)	(88,007)

Total deferred tax assets (net of valuation allowance)	$10,138	$4,318

Deferred Tax Liabilities:
Unrealized gains on long-term investments	3,634	$3,998
Other	13	40
Depreciation and amortization	17,782	21,158

Total deferred tax liabilities	$21,429	$25,196

In 2005, the Company reduced its valuation allowance by $20,548, which is primarily a result of the utilization of net operating loss carryforwards in the U.K. and currency translation adjustments.

UBT attributable to certain member distributions has been reimbursed by the members under an agreement with the Company.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

16.	RELATED PARTIES

Amounts receivable from and payable to related parties as of December 31, 2005 are set forth below (there were no such amounts at December 31, 2004):

	Receivables	Payables
LFCM Holdings	$53,787	$1,234
LAZ-MD Holdings	145
Lazard Ltd subsidiaries	617	8,280

Totals	$54,549	$9,514

LFCM Holdings

LFCM Holdings owns and operates the separated businesses and is owned by the working members, including Lazard’s managing directors who are also members of LAZ-MD Holdings. In addition to the master separation agreement which effected the separation and recapitalization discussed in Note 1 of Notes to Consolidated Financial Statements, LFCM Holdings entered into an insurance matters agreement and a license agreement that addressed various business matters associated with the separation, as well as several other agreements discussed below.

Under the employee benefits agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings, LFCM Holdings generally assumed, as of the completion of the separation and recapitalization transactions, all outstanding and future liabilities in respect of the current and former employees of the separated businesses. The Company retained all accrued liabilities under, and assets of, the pension plans in the U.S. and the U.K. as well as the 401(k) Plan accounts of the inactive employees of LFCM Holdings and its subsidiaries. See Note 14 of Notes to Consolidated Financial Statements for additional information regarding employer contributions and indemnities from LFCM Holdings.

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

The services provided by Lazard Group to LFCM Holdings and by LFCM Holdings to Lazard Group under the administrative services agreement generally will be provided until December 31, 2008. LFCM Holdings and Lazard Group have a right to terminate the services earlier if there is a change of control of either party or the business alliance provided in the business alliance agreement expires or is terminated. The party receiving a service may also terminate a service earlier upon 180 days’ notice as long as the receiving party pays the service provider an additional three months of service fee for terminated service.

The business alliance agreement provides that Lazard Group will refer to LFCM Holdings selected opportunities for underwriting and distribution of securities. In addition Lazard Group will provide assistance in the execution of any such referred business. In exchange for the referral obligation and assistance, Lazard Group will receive a referral fee from LFCM Holdings equal to approximately half of the revenue obtained by LFCM Holdings in respect of any underwriting or distribution opportunity. In addition, LFCM Holdings will refer

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

opportunities in the Financial Advisory and Asset Management businesses to Lazard Group. In exchange for this referral, LFCM Holdings will be entitled to a customary finders’ fee from Lazard Group. The business alliance agreement further provides that, during the term of the business alliance, LFNY and LAM Securities, subsidiaries of Lazard Group, will introduce execution and settlement transactions to newly-formed broker-dealer entities affiliated with LFCM Holdings. The term of the business alliance will expire on the fifth anniversary of the equity public offering, subject to periodic automatic renewal, unless either party elects to terminate in connection with any such renewal or elects to terminate on account of a change of control of either party.

For the period May 10, 2005 through December 31, 2005, amounts recorded by Lazard Group relating to administrative and support services and referral fees for underwriting transactions amounted to approximately $3,100 and $6,300, respectively.

Receivables from LFCM Holdings and its subsidiaries as of December 31, 2005 include $17,031 outstanding related to the lease indemnity agreement and $26,800 related to the U.K. pension indemnity (see Notes 12 and 14 of Notes to Consolidated Financial Statements, respectively). The remaining receivable of $9,956 relates primarily to administrative and support services and referral fees for underwriting transactions of approximately $2,600 and $6,300, respectively.

LAZ-MD Holdings

As of December 31, 2005, LAZ-MD Holdings holds an approximate 62.4% common membership interest in Lazard Group and Lazard Ltd holds the remaining 37.6% common membership interest. Additionally, LAZ-MD Holdings is the sole owner of the one issued and outstanding share of Class B common stock (the “Class B common stock”) of Lazard Ltd. As of December 31, 2005, the Lazard Ltd Class B common stock provides LAZ-MD Holdings with approximately 62.4% of the voting power but no economic rights in Lazard Ltd. Subject to certain limitations, LAZ-MD Holdings exchangeable interests are exchangeable for Lazard Ltd Class A common stock. However, the Lazard Ltd Class B common stock will represent no less than 50.1% of the voting power until December 31, 2007.

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the period May 10, 2005 through December 31, 2005, such charges amounted to $145.

Pursuant to the administrative services agreement, Lazard Group also provides tax services to LAZ-MD Holdings. The services provided by Lazard Group to LAZ-MD Holdings will generally be provided until December 31, 2014, unless terminated earlier because of a change of control of either party. For the period May 10, 2005 through December 31, 2005, Lazard Group’s charges to LAZ-MD Holdings for such services were not material.

Lazard Ltd Subsidiaries

Lazard Group’s receivables from Lazard Ltd subsidiaries primarily relate to amounts paid by Lazard Group on behalf of such wholly-owned subsidiaries of Lazard Ltd. Lazard Group’s payables to Lazard Ltd subsidiaries primarily relate to the liability for the quarterly contract adjustment payments on the purchase contracts associated with the ESUs (see Note 2 of Notes to Consolidated Financial Statements).

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

17.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded on LFNY’s statement of financial condition, or $5, whichever is greater. At December 31, 2005, LFNY’s regulatory net capital was $64,254, which exceeded the minimum requirement by $59,208.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Services Authority (the “FSA”). The Company presently estimates that at December 31, 2005, the aggregate regulatory net capital of the U.K. Subsidiaries was $146,146, which exceeded the minimum requirement by $70,161.

The Financial Advisory activities of Lazard Frères SAS (“LF”) and its wholly-owned subsidiaries, including LFB, are authorized by the Comité des Etablissements de Crédit et des Entreprises d’Investissement and are regulated by the Comité de la Réglementation Bancaire et Financière. Supervision is exercised by the Commission Bancaire, which is responsible, in liaison with the Banque de France, for ensuring compliance with the regulations. In this context LF has the status of a bank holding company (“Compagnie Financière”) and LFB is a registered bank (“Etablissement de Crédit”). In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries, primarily LFG (asset management) and Fonds Partenaires Gestion (private equity, merchant banking), are subject to regulation and supervision by the Autorité des Marchés Financiers. At December 31, 2005, the consolidated regulatory net capital of LF was $134,843, which exceeded the minimum requirement set for regulatory capital levels by $48,518.

Certain other U.S. and non-U.S. subsidiaries are subject to various other capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At December 31, 2005, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $35,475, which exceeded the minimum required capital by $23,803.

At December 31, 2005, each of these subsidiaries individually were in compliance with its regulatory capital requirements.

18.	EXTRAORDINARY GAIN

In January 2004, the Company acquired certain assets, net of certain liabilities, of West LB Panmure Limited, an unrelated entity in the U.K. Subsequent to the acquisition, the acquired business became part of the Company’s Capital Markets and Other segment, operating as Panmure Gordon, a division of LCL. Panmure Gordon provides clients with corporate finance advisory services, corporate broking capabilities and equity sales and trading. The total purchase price allocated to the net assets of the business acquired was $1,580 related to legal costs incurred to complete the transaction. The fair value of the net assets acquired exceeded the purchase price of those net assets by $5,658. In accordance with SFAS No. 141, Business Combinations, the Company recognized an extraordinary gain of $5,507 after reducing long-lived assets, principally representing property, to $0.

On April 26, 2005, the Company completed the sale of Panmure Gordon to Durlacher Corporation PLC, a U.K. broking firm (“Durlacher”). As part of the April 2005 transaction, Lazard Group received an ownership interest of 32.8% in Durlacher, which was transferred to LFCM Holdings in connection with the separation. Lazard Group and LFCM Holdings have agreed to share any cash proceeds, to be derived prior to May 2013, from any subsequent sale by LFCM Holdings of the shares it owns in Durlacher.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

19.	SEGMENT OPERATING RESULTS

The Company’s reportable segments offer different products and services and are managed separately as different levels and types of expertise are required to effectively manage the segments’ transactions. Each segment is reviewed to determine the allocation of resources and to assess its performance. Prior to May 10, 2005, the Company’s business results were categorized into the following three segments: Financial Advisory, Asset Management and Capital Markets and Other. On May 10, 2005 the Capital Markets and Other segment was disposed of in connection with the separation discussed in Note 1 of Notes to Consolidated Financial Statements. Consequently, subsequent to May 10, 2005, the Company has two segments: Financial Advisory which includes providing advice on mergers, acquisitions, restructurings and other financial matters; and Asset Management which includes the management of equity and fixed income securities and merchant banking funds. Capital Markets and Other consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services, merchant banking fund management activities outside of France and specified non-operating assets and liabilities. In addition, the Company records selected other activities in Corporate, including cash and marketable investments, certain long-term investments, and the commercial banking activities of LFB. The Company also allocates outstanding indebtedness to Corporate.

As discussed in Note 1 of Notes to Consolidated Financial Statements, historical results of operations are reported as an historical partnership until the equity public offering on May 10, 2005 and do not include payments for services rendered by managing directors as compensation expense. Such payments are included in subsequent periods. Therefore, historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

The Company’s segment information for the years ended December 31, 2005, 2004 and 2003 is prepared using the following methodology:

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

The Company allocates investment gains and losses, interest income and interest expense among the various segments based on the segment in which the underlying asset or liability is reported.

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

There were no clients for the years ended December 31, 2005, 2004 and 2003 that individually constituted more than 10% of the net revenue of either of the Company’s business segments.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income and believes that the following information provides a reasonable representation of each segment’s contribution to continuing operations with respect to net revenue, operating income and total assets:

		As of or for the Year Ended December 31,
		2005	2004	2003
Financial Advisory	Net Revenue	$864,812	$655,200	$690,967
	Operating Expenses (a)	589,024	443,682	380,250

	Operating Income	$275,788	$211,518	$310,717

	Total Assets	$336,576	$380,331	$339,454

Asset Management	Net Revenue	$466,188	$417,166	$350,348
	Operating Expenses (a)	349,801	282,029	239,888

	Operating Income	$116,387	$135,137	$110,460

	Total Assets	$308,054	$245,449	$198,692

Corporate	Net Revenue	$(29,589)	$22,464	$11,627
	Operating Expenses (a)	16,910	1,295	(5,932)

	Operating Income	$(46,499)	$21,169	$17,559

	Total Assets	$1,262,503	$1,384,769	$1,296,325

Total	Net Revenue	$1,301,411	$1,094,830	$1,052,942
	Operating Expenses (a)	955,735	727,006	614,206

	Operating Income	$345,676	$367,824	$438,736

	Total Assets (b)	$1,907,133	$2,010,549	$1,834,471

(a)	Operating expenses include depreciation and amortization from continuing operations as set forth in table below.

	Year Ended December 31,
	2005	2004	2003
Financial Advisory	$4,030	$4,792	$5,686
Asset Management	2,099	1,871	1,638
Corporate	8,649	7,980	4,588

Total (excluding amounts relating to discontinued operations of $570, $2,295 and $2,082, respectively)	$14,778	$14,643	$11,912

(b)	Excludes assets of discontinued operations of $0, $1,488,675 and $1,422,758 at December 31, 2005, 2004 and 2003, respectively.

Geographic Information

Due to the highly integrated nature of international financial markets, the Company manages its business based on the profitability of the enterprise as a whole. Accordingly, management believes that profitability by geographic region is not necessarily meaningful. The Company’s revenue and identifiable assets are generally allocated based on the country or domicile of the legal entity providing the service.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following table sets forth the net revenue from and identifiable assets for continuing operations of the Company and its consolidated subsidiaries by geographic region allocated on the basis described above.

	As of or for the Year Ended December 31,
	2005	2004	2003
Net Revenue:
North America	$638,127	$537,504	$559,447
United Kingdom	209,812	171,200	121,699
France	208,393	188,586	164,903
Other Western Europe	197,384	175,065	178,424
Rest of World	47,695	22,475	28,469

Total	$1,301,411	$1,094,830	$1,052,942

Identifiable Assets:
North America	$480,967	$427,706	$486,039
United Kingdom	261,966	288,656	189,026
France	959,695	1,078,614	939,112
Other Western Europe	165,794	182,144	194,250
Rest of World	38,711	33,429	26,044

Total (a)	$1,907,133	$2,010,549	$1,834,471

(a)	Excludes assets of discontinued operations of $0, $1,488,675 and $1,422,758 at December 31, 2005, 2004 and 2003, respectively.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

20.	DISCONTINUED OPERATIONS

In connection with the separation discussed in Note 1 of Notes to Consolidated Financial Statements, on May 10, 2005 the Company transferred its Capital Markets and Other segment to LFCM Holdings. The disposal qualifies as a discontinued operation under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company transferred net assets with a carrying value of $243,178 at May 10, 2005 and a fair value of approximately $245,600. Because these operations were distributed to the working members of Lazard Group, no gain or loss was recognized on the separation.

The total assets and total liabilities of discontinued operations at December 31, 2004 are set forth below:

Cash and cash equivalents	$8,185
Cash and securities segregated for regulatory purposes:
Cash and securities at fair value	27,200
Securities owned—at fair value:
Bonds—Corporate	67,563
US Government and agency securities pledged as collateral	98,342
Equities	44,375
Securities borrowed	852,266
Securities purchased under agreements to resell	151,652
Receivables	164,157
Long-term investments	56,926
Other assets	18,009

Total assets of discontinued operations	$1,488,675

Securities sold under agreements to repurchase	$144,301
Securities sold, not yet purchased—at fair value:
Bonds—Corporate	76,425
US Government and agency securities	133,775
Equities	22,281
Securities loaned	624,918
Senior borrowings	3,280
Payables	90,836
Accrued compensation and benefits	52,247
Other liabilities	57,547
Minority interest	16,810

Total liabilities of discontinued operations	$1,222,420

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Operating results of the Capital Markets and Other segment for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Year Ended December 31,
	2005	2004	2003
Net revenue	$39,599	$179,475	$130,442

Pre-tax loss	$(14,246)	$(10,429)	$(49,367)
Provision for income taxes	3,330	103	7,468

Loss from discontinued operations (net of tax)(*)	$(17,576)	$(10,532)	$(56,835)

(*)	Borne by the members of Lazard Group as such losses were incurred prior to May 10, 2005, the date of the equity public offering and the separation and recapitalization transactions.

21.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The majority of the Company’s assets and liabilities are recorded at fair value or at amounts that approximate fair value. Such assets and liabilities include cash and cash equivalents, cash and securities segregated for regulatory purposes, marketable investments and long-term investments, securities purchased under agreements to resell and securities sold under agreements to repurchase, securities owned and securities sold, not yet purchased, swaps and other contractual agreements, receivables and payables, and other short-term borrowings and payables (also see discussion in Note 3 of Notes to Consolidated Financial Statements).

Senior Borrowings and Subordinated Loans—The Company’s senior borrowings and subordinated loans are recorded at historical amounts. The fair value of the Company’s senior borrowings and subordinated loans was estimated using a discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements. At December 31, 2005, the carrying value of the Company’s senior borrowings and subordinated loans approximated fair value.

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY RESULTS (UNAUDITED)

The following represents the Company’s unaudited quarterly results from continuing operations for the years ended December 31, 2005 and 2004. These quarterly results were prepared in accordance with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	2005 Fiscal Quarter*
	First	Second	Third	Fourth	Year
	($ in thousands)
Net revenue	$260,099	$317,363	$356,901	$367,048	$1,301,411
Operating expenses	161,830	227,552	279,126	287,227	955,735

Operating income	$98,269	$89,811	$77,775	$79,821	$345,676

Income from continuing operations	$80,206	$63,049	$58,298	$71,247	$272,800

Net income allocable to members	$73,356	$52,731	$57,890	$71,247	$255,224

	2004 Fiscal Quarter*
	First	Second	Third	Fourth	Year
	($ in thousands)
Net revenue	$203,455	$276,515	$223,980	$390,880	$1,094,830
Operating expenses	175,177	168,940	168,549	214,340	727,006

Operating income	$28,278	$107,575	$55,431	$176,540	$367,824

Income from continuing operations	$15,924	$66,877	$42,842	$126,356	$251,999

Net income allocable to members	$15,053	$79,363	$39,900	$112,658	$246,974

*	This quarterly operating data reflects the historical results of continuing operations of Lazard Group. The results of operations for certain businesses that Lazard Group no longer owns have been reported as discontinued operations. This quarterly data does not reflect what the results of operations of Lazard Group would have been had it been a stand-alone, public company for the periods presented. In addition, the results of operations for periods prior to May 10, 2005 are not comparable to results of operations for subsequent periods. Specifically, prior to May 10, 2005, the historical results of operations of Lazard Group do not give effect to the following matters:

•	Payment for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically has been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense. Therefore, prior to May 10, 2005, Lazard Group’s operating income historically has not reflected payments for services rendered by its managing directors. Subsequent to the consummation of the equity public offering and financing transactions, as described in Note 2 of the accompanying Notes to Consolidated Financial Statements, Lazard Group now includes all payments for services rendered by its managing directors in compensation and benefits and distributions to profit participation members.

•	The use of proceeds from the financing transactions.

•	The net incremental interest expense related to the financing transactions.

Item 8A.   Pro Forma Financial Information (Unaudited)

Page
Unaudited Pro Forma Condensed Consolidated Statement of Income For The Year Ended December 31, 2005	120

As described below and elsewhere in this annual report on Form 10-K, the historical results of operations for periods prior to May 10, 2005, the date of the equity public offering, are not comparable to results of operations for subsequent periods. Accordingly, Lazard believes that pro forma results assuming full exchange of outstanding exchangeable interests provide the most meaningful basis for comparison among present, historical and future periods.

The following unaudited pro forma condensed consolidated statement of income for the year ended December 31, 2005 presents the consolidated results of operations of Lazard Group assuming that the separation and recapitalization transactions, including the equity public offering and the financing transactions, had been completed as of January 1, 2005. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the separation and recapitalization transactions, including the equity public offering and the financing transactions, on the historical financial information of Lazard. The adjustments are described in the notes to the unaudited pro forma condensed consolidated statements of income and principally include the matters set forth below.

•	The separation, which is described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying Notes to Consolidated Financial Statements.

•	Payment for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, prior to May 10, 2005, had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense. As a result, Lazard Group’s operating income prior to May 10, 2005 included within the accompanying consolidated financial statements had not reflected payments for services rendered by its managing directors. For periods subsequent to the consummation of the equity public offering, as described in Note 2 of the accompanying Notes to Consolidated Financial Statements, Lazard now includes all payments for services rendered by our managing directors and distributions to profit participation members in compensation and benefits expense.

•	The use of proceeds from the financing transactions.

•	The net incremental expense related to the financing transactions and the exclusion of certain one-time equity public offering-related costs.

The unaudited pro forma financial information of the Company should be read together with the accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Lazard’s historical consolidated financial statements and the related notes included elsewhere herein.

The unaudited pro forma consolidated financial information is included for informational purposes only and does not purport to reflect the results of operations of Lazard Group that would have occurred had they operated as separate, independent companies during the periods presented. Actual results might have differed from pro forma results if Lazard Group had operated independently. The unaudited pro forma consolidated financial information should not be relied upon as being indicative of Lazard Group’s results of operations had the transactions described in connection with the separation and recapitalization transactions, including the equity public offering and the financing transactions, been completed on January 1, 2005. The unaudited pro forma consolidated financial information also does not project the results of operations for any future period or date.

LAZARD GROUP LLC

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31, 2005
	Historical		Pro Forma Adjustments		Total	Pro Forma Adjustments For The Financing Transactions		Lazard Group Pro Forma, as Adjusted
	($ in thousands)
Total revenue	$1,379,786				$1,379,786			$1,379,786
Interest expense	(78,375	)(a)	$1,661	(b)	(76,714)	$(22,626	)(e)	(99,340)

Net revenue	1,301,411		1,661		1,303,072	(22,626)		1,280,446

Operating Expenses:
Compensation and benefits (and commencing May 10, 2005, distributions to profit participation members)	698,683		75,476	(c)	774,159			774,159
Premises and occupancy costs	68,558				68,558			68,558
Professional fees	50,910		(2,935	)(b)	47,975			47,975
Travel and entertainment	44,194				44,194			44,194
Other	93,390				93,390			93,390

Operating expenses	955,735		72,541		1,028,276			1,028,276

Operating income from continuing operations	345,676		(70,880)		274,796	(22,626)		252,170
Provision (benefit) for income taxes	54,173		463	(d)	54,636	(8,515	)(f)	46,121

Income from continuing operations before minority interest in net income	291,503		(71,343)		220,160	(14,111)		206,049
Minority interest in net income	18,703		(9,081	)(c)	9,622			9,622

Net income allocable to members from continuing operations	$272,800		$(62,262)		$210,538	$(14,111)		$196,427

See Notes to Unaudited Pro Forma Condensed Consolidated Statement of Income

Notes to Unaudited Pro Forma Condensed Consolidated Statement of Income (dollars in thousands):

(a)	Interest expense includes a credit of $8,000 which represents accrued dividends on Lazard Group’s mandatorily redeemable preferred stock issued in March 2001 which was cancelled in connection with the redemption of membership interests of historical partners.

(b)	Represents adjustments to exclude non-recurring, one-time costs related to the separation and recapitalization, which consisted of interest of $1,661 and professional fees of $2,935.

(c)	Prior to the equity public offering, payments for services rendered by the Company’s managing directors were accounted for as distributions from members’ capital, or as minority interest in net income in the case of payments to LAM managing directors and certain key LAM employee members through May 9, 2005, rather than as compensation and benefits expense. As a result, the Company’s compensation and benefits expense and net income allocable to members did not reflect most payments for services rendered by Lazard Group’s managing directors. Commencing May 10, 2005, payments for services rendered by the Company’s managing directors and employee members of LAM are being reported as compensation and benefits expense. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Measures and Indicators—Net Income.”

The adjustment reflects the classification of those payments for services rendered prior to May 10, 2005 as compensation and benefits expense and has been determined as if the new compensation policy described below had been in place for all periods prior to May 10, 2005. Accordingly, the unaudited pro forma condensed consolidated statements of income data reflect compensation and benefits expense based on new retention agreements that are in effect.

Following the completion of Lazard Ltd’s equity public offering, the Company’s policy is that its compensation and benefits expense, including that payable to its managing directors, will not exceed 57.5% of operating revenue each year (although the Company retains the ability to change this policy in the future). The Company’s managing directors have been informed of this new policy. The new retention agreements with its managing directors generally provide for a fixed salary and discretionary bonus, which may include an equity-based compensation component. The Company defines “operating revenue” for these purposes as consolidated total gross revenue less (i) revenue related to the consolidation of LAM general partnerships and (ii) interest expense related to LFB, our Paris-based banking affiliate, with such operating revenue being $1,357,614 for the year ended December 31, 2005.

The overall net adjustment to increase historical compensation and benefits expense is $75,476 as a result of aggregating the distributions representing payments for services rendered by managing directors and employee members of LAM prior to May 10, 2005.

(d)	Reflects an adjustment of net tax expense of $463. The net adjustments consist of (i) the application of the historical effective Lazard Group income tax rate against the applicable pro forma adjustments, which was $758 and (ii) a tax benefits of $295 reclassified from LAM minority interest.

(e)	Reflects net incremental interest expense related to the separation and recapitalization transactions, including the financing transactions and the amortization of capitalized costs associated with the financing transactions, as if such transactions had been consummated as of January 1, 2005.

(f)	Reflects the net income tax impact associated with the separation and recapitalization transactions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2005 (the end of the period covered by this annual report on Form 10-K). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding our executive officers is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Our Board of Directors is divided into three classes. Members of each class serve for a three-year term. Lazard Group’s board of directors and executive officers are the same as those of Lazard Ltd.

Class III Directors with Terms Expiring in 2006

Steven J. Heyer, age 54, has served as a director of Lazard Ltd and Lazard Group since June 2005. Mr. Heyer has served as Chief Executive Officer of Starwood Hotels & Resorts Worldwide since October 2004. Prior to joining Starwood, he was President and Chief Operating Officer of The Coca-Cola Company from April 2001 to September 2004. From 1994 to 2002 he was President and Chief Operating Officer of Turner Broadcasting System, Inc., and a member of AOL Time Warner’s Operating Committee. Previously, Mr. Heyer was President and Chief Operating Officer of Young & Rubicam Advertising Worldwide, and before that spent 15 years at Booz Allen & Hamilton, ultimately becoming Senior Vice President and Managing Partner. He currently serves on the Board of Directors of the National Collegiate Athletic Association and the Special Olympics. Mr. Heyer is the chairman of the Compensation Committee and a member of the Nominating & Governance Committee of the Lazard Ltd Board of Directors.

Vernon E. Jordan, Jr., age 70, has served as a director of Lazard Ltd and Lazard Group since May 2005. Mr. Jordan has served as a Senior Managing Director of Lazard Frères & Co. LLC since January 2000. Mr. Jordan has been Of Counsel at Akin, Gump, Strauss, Hauer & Feld L.L.P. since January 2000, where he served as Senior Executive Partner from January 1982 to December 1999. Prior to that, Mr. Jordan served as President and Chief Executive Officer of the National Urban League, Inc. from January 1972 to December 1981. Mr. Jordan currently serves on the boards of directors of American Express Company, Asbury Automotive Group, Inc., Dow Jones & Company, Inc., J.C. Penney Company, Inc., and Xerox Corporation; as a trustee to Howard University and DePauw University; and on the International Advisory Boards of DaimlerChrysler and Barrick Gold.

Class II Directors with Terms Expiring in 2007

Ellis Jones, age 52, has served as a director of Lazard Ltd and Lazard Group since May 2005. Mr. Jones has served as Chief Executive Officer of Wasserstein & Co., LP since January 2001. Prior to becoming Chief Executive Officer of Wasserstein & Co., LP, Mr. Jones was a Managing Director of the investment banking firm Wasserstein Perella Inc. from February 1995 to January 2001. Prior to joining Wasserstein Perella Inc., Mr. Jones was a Managing Director at Salomon Brothers Inc. in its Corporate Finance Department from March 1989 to February 1995. Prior to joining Salomon Brothers Inc., Mr. Jones worked in the Investment Banking Department at The First Boston Corporation from September 1979 to March 1989.

Anthony Orsatelli, age 54, has served as a director of Lazard Ltd and Lazard Group since May 2005. Mr. Orsatelli has served as the Chief Executive Officer of IXIS Corporate and Investment Bank since November 2004 and as a Member of the Executive Board of Caisse Nationale des Caisses d’Epargne since December 2003. Previously, Mr. Orsatelli held various senior positions with CDC IXIS and CDC Marchés since June 1996. Prior to joining CDC Marchés, Mr. Orsatelli served as the Deputy Head of the Capital Markets Department of Caisse des Dépôts Paris from March 1995 to June 1996. Mr. Orsatelli previously served as the Head of the BNP Group in Japan from January 1992 to March 1995, as a Managing Director of BNP Securities London from October 1988 to December 1991, and as the Head of the international department and risk management at BNP’s financial division from July 1987 to October 1988. Mr. Orsatelli held positions with the French Ministry of Finance from September 1981 to July 1987 and with the Prime Minister’s office in France from September 1977 to September 1981. Mr. Orsatelli is chairman of the Audit Committee of the Lazard Ltd Board of Directors.

Class I Directors with Terms Expiring in 2008

Bruce Wasserstein, age 58, has served as Chairman and Chief Executive Officer of Lazard Ltd and Lazard Group since May 2005. Mr. Wasserstein has served as a director of Lazard Group since January 2002 and as a director of Lazard Ltd since April 2005. Mr. Wasserstein served as the Head of Lazard and Chairman of the Executive Committee of Lazard Group from January 2002 until May 2005. Prior to joining Lazard, Mr. Wasserstein was Executive Chairman at Dresdner Kleinwort Wasserstein from January 2001 to November 2001. Prior to joining Dresdner Kleinwort Wasserstein, he served as CEO of Wasserstein Perella Group (an investment banking firm he co-founded) from February 1988 to January 2001, when Wasserstein Perella Group was sold to Dresdner Bank. Prior to founding Wasserstein Perella Group, Mr. Wasserstein was the Co-Head of Investment Banking at The First Boston Corporation. Prior to joining First Boston, Mr. Wasserstein was an attorney at Cravath, Swaine & Moore. Mr. Wasserstein also currently serves as Chairman of Wasserstein & Co., LP, a private merchant bank.

John K. Shank, age 65, has served as a director of Lazard Ltd and Lazard Group since January 2006. Dr. Shank is the Noble Foundation Professor of Management emeritus at the Tuck School at Dartmouth, a position he held from June 1984 to June 2004. He continues to serve as a visiting professor at the Naval Post Graduate School in Monterey, California, a position he has held since June 2003. Before joining the Dartmouth Faculty, he taught at the Ohio State University for eight years and Harvard Business School for seven years. Prior to that he worked in public accounting for the two firms that merged to form Deloitte & Touche. He has published 17 books, more than 100 case studies and more than 100 articles in leading journals in accounting, finance and management. Dr. Shank is a member of the Audit Committee of the Lazard Ltd Board of Directors.

There are no family relationships between any of the executive officers or directors of Lazard Ltd or Lazard Group. Mr. Jones serves as a trustee of a trust created by Mr. Wasserstein for the benefit of his family, which we refer to in this annual report as the “Wasserstein family trust,” and as a trustee for a grantor retained annuity trust formed by Mr. Wasserstein, which we refer to as the “Wasserstein trust.” The voting power with respect to the shares of Lazard Ltd’s common stock issuable upon exchange of the LAZ-MD Holdings exchangeable interests held in the Wasserstein family trust is vested in Mr. Jones and members of Mr. Wasserstein’s family, as trustees. The voting power with respect to the shares of Lazard Ltd common stock issuable upon exchange of the LAZ-MD Holdings exchangeable interests held in the Wasserstein trust is vested solely in Mr. Jones.

Agreement with IXIS Corporate & Investment Bank

IXIS participated as an investor in our recapitalization transactions in May 2005, purchasing $150 million of Lazard Ltd’s equity security units (which represent a contract to purchase Class A common stock of Lazard Ltd on May 15, 2008 and a senior note of Lazard Group in an aggregate amount of $150 million) and 2,000,000 shares of Class A common stock of Lazard Ltd at the equity public offering price of $25 per share. In connection with IXIS’s investment, we have agreed that we will nominate one person designated by IXIS to our Board of Directors until such time as (1) the shares of common stock of Lazard Ltd then owned by IXIS, plus (2) the shares of common stock of Lazard Ltd issuable under the terms of any exchangeable securities issued by of Lazard Ltd then owned by IXIS, constitute less than 50% of the sum of (a) the shares of common stock of Lazard Ltd initially purchased by IXIS, plus (b) the shares of common stock of Lazard Ltd issuable under the terms of any exchangeable securities issued by Lazard Ltd initially purchased by IXIS. Anthony Orsatelli is the IXIS nominee to our Board of Directors.

Audit Committee Financial Expert

Since Lazard Ltd’s Class A common stock is listed on the New York Stock Exchange and Lazard Group is part of Lazard Ltd’s consolidated reporting group, Lazard Group is not required to have a separate audit committee. Lazard Ltd maintains an independent audit committee and the Board of Directors of Lazard Ltd has determined that Mr. Anthony Orsatelli and Dr. John K. Shank have the requisite qualifications to satisfy the SEC definition of “audit committee financial expert.”

Code of Business Conduct and Ethics

Lazard Ltd has adopted the Code of Business Conduct and Ethics that is applicable to all directors, managing directors, officers and employees of Lazard Ltd, Lazard Group and their subsidiaries and affiliates, as well as a Supplement to the Code of Business Conduct and Ethics for certain other senior officers, including Lazard Group’s chief executive officer, chief financial officer and principal accounting officer. Each of these codes are available on our website at http://www.lazard.com/investorrelations/ConductsandEthics.html and a copy is attached as an exhibit to this Form 10-K. A print copy of each of these documents is available upon request. We intend to disclose amendments to, or waivers from, the Code of Business Conduct and Ethics, if any, on our website.

Item 11.	Executive Compensation

Compensation of Executive Officers

The following table contains information with respect to the chief executive officer and the four other most highly compensated executive officers of Lazard Group, collectively referred to as the “named executive officers”.

Summary Compensation Table(a)

Name and Principal Position	Year	Annual Compensation				Long-Term Compensation	All Other Compensation ($) (c)
		Salary ($)		Bonus ($)		Restricted Stock Unit Awards ($) (b)
Bruce Wasserstein Chairman and Chief Executive Officer	2005	$4,163,836		—		$10,000,000		(d)
	2004	3,000,000						(d)
	2003	3,000,000						(d)

Michael J. Castellano Chief Financial Officer	2005	$500,000		$1,330,000		$270,000	$625,000	(e)
	2004	250,000		1,550,000			625,000	(e)
	2003	250,000		1,400,000			625,000	(e)

Steven J. Golub Vice Chairman	2005	$1,500,000		$1,700,000		$4,400,000
	2004	1,000,000		2,000,000
	2003	750,000		3,250,000

Scott D. Hoffman General Counsel	2005	$600,000		$1,470,000		$330,000
	2004	500,000		1,500,000
	2003	500,000		1,150,000

Charles G. Ward, III President	2005	$1,500,000	(f)	$1,500,000	(f)	$500,000
	2004	1,500,000		1,500,000			$301,000	(g)
	2003	1,500,000		3,098,000			402,000	(g)

(a)	The amounts represent compensation for the years ended December 31, 2005, 2004 and 2003 and do not include that portion of each named executive officer’s total partnership return from Lazard Group in 2004 or 2003, attributable to a return on his invested capital or to his share of the income from investments made by Lazard Group in prior years that was allocated to the individuals who were members in those years.
(b)

The restricted stock units (“RSUs”) represent a contingent right to receive an equivalent number of shares of Class A common stock of Lazard Ltd. The RSUs shown in the table were valued as of the grant date, January 24, 2006, by multiplying the number of RSUs awarded to each named executive officer by the closing price-per-share of the Class A common stock of Lazard Ltd on the NYSE on that date ($34.75).

The RSUs relate to 2005 performance and will vest on March 31, 2010. Each of our named executive officers signed a restricted stock unit agreement in connection with their award. In general, these agreements provide that non-vested RSUs are forfeited on termination of employment, except in limited cases such as disability or a termination by the Company other than for “cause”. In the event of a “Change in Control” (as defined in the Lazard Ltd 2005 Equity Incentive Plan), any unvested but outstanding RSU automatically will vest. All RSUs receive dividend equivalents at the same rate that dividends are paid on shares of Class A common stock of Lazard Ltd. These notional dividends are credited in the form of additional RSUs with the same restrictions as the underlying RSUs to which they relate. In addition, the restricted stock unit agreements contain standard covenants, including among others, noncompetition and nonsolicitation of clients. The total number of RSUs held by each of our named executive officers is as follows: Mr. Wasserstein, 288,443; Mr. Castellano, 7,788; Mr. Golub, 126,915; Mr. Hoffman, 9,518; and Mr. Ward, 14,422.

(c)	Perquisite compensation for each of our named executive officers did not exceed $50,000. Mr. Wasserstein reimbursed the firm for personal use of a car and driver.
(d)	Mr. Wasserstein also reimbursed the Company for the personal use of a Lazard-leased aircraft by himself and his family at the incremental cost of this use.
(e)	Represents a cash “make whole payment” for foregone compensation from a previous employer.
(f)	$750,000 of Mr. Ward’s salary and bonus for 2005 has been reimbursed by LFCM Holdings for services that Mr. Ward rendered to LFCM Holdings as its chairman.
(g)	Represents housing cost for 2004 and 2003 related to Mr. Ward relocating to London from his date of hire through August 2004. Mr. Ward has since moved back to the New York City area and no longer receives a housing cost allowance.

Aggregate compensation paid to employees who are not named executive officers may exceed that paid to all or some of the named executive officers.

Retirement Plan Benefits

Each of Mr. Golub and Mr. Hoffman has an accrued benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan, a qualified defined-benefit pension plan, and Mr. Hoffman has accrued additional benefits under a related supplemental defined-benefit pension plan. The annual benefit under such plans, payable as a single life annuity commencing at age 65, would be $4,332 for Mr. Golub and $18,852 for Mr. Hoffman. These benefits accrued in each case prior to the applicable officer’s becoming a managing director of Lazard. Benefit accruals under both of these plans were frozen for all participants effective January 31, 2005.

The Retention Agreements with Named Executive Officers

Each of the our named executive officers and Vernon E. Jordan, Jr. have entered into retention agreements with Lazard. Generally, the provision of services under the retention agreements is terminable by either party upon three months notice, and the agreements also contain the following terms and conditions:

Noncompetition and Nonsolicitation of Clients

While providing services to us and during the three-month period following termination of the named executive officer’s services to us (one-month period in the event of such a termination by us without cause), the named executive officer may not:

•	perform services in a line of business that is similar to any line of business in which the named executive officer provided services to us in a capacity that is similar to the capacity in which the named executive officer acted for us while providing services to us (“competing services”) for any business enterprise that engages in any activity, or owns a significant interest in any entity that engages in any activity, that competes with any activity in which we are engaged up to and including the date of termination of employment (a “competitive enterprise”),

•	acquire an ownership or voting interest of 5% or more in any competitive enterprise, or

•	solicit any of our clients on behalf of a competitive enterprise in connection with the performance of services that would be competing services or otherwise interfere with or disrupt any client’s relationship with us.

Nonsolicitation of Employees

While providing services to us and during the six-month period following termination of the named executive officer’s services, the named executive officer may not, directly or indirectly, in any manner, solicit or hire any of our employees at the associate level or above to apply for, or accept employment with, any competitive enterprise or otherwise interfere with any such employee’s relationship with us.

Transfer of Client Relationships, Nondisparagement and Notice Period Restrictions

The named executive officer is required, upon termination of his or her services to us and during the 90-day period following termination, to take all actions and do all things reasonably requested by us to maintain for us the business, goodwill and business relationships with our clients with which he worked, provided that such actions and things do not materially interfere with other employment or professional activities of the named executive officer. In addition, while providing services to us and thereafter, the named executive officer generally may not disparage us, and before and during the three-month notice period prior to termination, the named executive officer is prohibited from entering into a written agreement to perform services for a competitive enterprise.

Compensation and Employee Benefits

The retention agreement with each of Messrs. Wasserstein and Golub provides for a guaranteed level of compensation during the term of each such agreement, which term continues until the third anniversary of the equity public offering in May 2005, and the retention agreement with each of Messrs. Castellano, Hoffman and Ward provides for a guaranteed level of compensation through the 2007 calendar year, in each case, so long as the applicable named executive officer continues to provide services to us. Mr. Wasserstein will be eligible to receive an annual base salary of no less than $4.8 million during the three-year period following the equity public offering, and each of Messrs. Castellano, Golub, Hoffman and Ward will be eligible to receive a guaranteed total compensation amount for each of 2005, 2006 and 2007 (until the third anniversary of the equity public offering in May 2005 for Mr. Golub) of no less than $2 million, $3 million, $2.25 million and $3 million, respectively, with at least $500,000, $1.5 million, $600,000 and $1.5 million, respectively, of such guaranteed total compensation amount payable as annual base salary, except that the guaranteed compensation amount for Mr. Ward can be reduced in connection with reductions applicable to the majority of our deputy chairmen.

In addition, Mr. Wasserstein’s agreement provides that until the third anniversary of the equity public offering, he will participate in the employee benefit plans and programs generally applicable to our most senior executives on terms no less favorable than those provided to such senior executives, except that his participation in equity-related, bonus, incentive, profit sharing or deferred compensation plans will require the consent of our Board of Directors, and provides in addition that he will be entitled to perquisites and fringe benefits no less favorable than those provided to him by Lazard Group LLC immediately prior to the equity public offering in May 2005, to the extent not inconsistent with our policies as in effect from time to time, which perquisites and fringe benefits are similar to those customarily provided to chief executive officers. The retention agreements with each of Messrs. Castellano, Golub, Hoffman and Ward provide that they will be entitled to participate in employee retirement and welfare benefit plans and programs of the type made available to our most senior executives.

Payments and Benefits Upon Certain Terminations of Service

Each retention agreement with a named executive officer provides for certain severance benefits in the event of a termination prior to the third anniversary of the equity public offering by us other than for cause or by the named executive officer for good reason (which we refer to below as a qualifying termination). The level of the severance benefits depends on whether the applicable termination occurs prior to or following a change in control of Lazard Ltd.

In the event of a qualifying termination of a named executive officer prior to a change in control, the named executive officer would be entitled to receive (1) any unpaid base salary accrued through the date of termination, (2) any earned but unpaid bonuses for years completed prior to the date of termination, (3) a prorated bonus for the year of termination and (4) a severance payment in the following amounts: Mr. Wasserstein, two times base salary; Messrs. Castellano, Golub, Hoffman and Ward, one-and-a-half times (two times in the case of Mr. Golub) the greater of such named executive officer’s guaranteed compensation amount or such named executive officer’s base salary plus average bonus for the two calendar years preceding the year of termination. Upon such a qualifying termination, the named executive officer and his eligible dependents would generally continue to be eligible to participate in our medical and dental benefit plans, on the same basis as in effect immediately prior to the executive’s date of termination (which currently requires the named executive officer to pay the full cost of the premiums), for the following periods: for Mr. Wasserstein, for the remainder of his life and the life of his current spouse; for Mr. Golub, until the later to occur of the second anniversary of termination of service and February 29, 2008; for each of Messrs. Castellano, Hoffman and Ward, for a period of 18 months following the date of termination of service. The period of such medical and dental benefits continuation would generally be credited towards the named executive officer’s credited age and service for purpose of our retiree medical program.

In the event of a qualifying termination of a named executive officer on or following a change in control, the named executive officer would receive the severance payments and benefits described in the preceding paragraph, except that the severance payments would be in the following amounts: Mr. Wasserstein, three times base salary; Messrs. Castellano, Golub, Hoffman and Ward, three times the greater of such named executive officer’s guaranteed compensation amount or such named executive officer’s base salary plus average bonus for the two calendar years preceding the year of termination. In addition, each of the named executive officers and his eligible dependents would be eligible for continued participation in our medical and dental benefit plans and receive age and service credit, as described above, except the applicable period for each of Messrs. Castellano, Golub, Hoffman and Ward would be 36 months following the date of termination of service.

The retention agreement with Mr. Wasserstein provides that in the event his service is terminated due to his death or disability, he and/or his current spouse, as applicable, would continue to be eligible for the medical and dental benefits described above.

The retention agreement with Mr. Golub provides that if his service terminates due to his death or disability prior to the third anniversary of the equity public offering or upon the expiration of his agreement as of the third anniversary of the equity public offering, he would be entitled to a prorated bonus for the year of termination.

Change in Control Excise Tax Gross-up

Each retention agreement with a named executive officer provides that in the event that the named executive officer’s receipt of any payment made by us under the retention agreement or otherwise are subject to the excise tax imposed under section 4999 of the Internal Revenue Code of 1986, as amended, or the “Code”, an additional payment will be made to restore the executive to the after-tax position that he would have been in if the excise tax had not been imposed.

Provisions Relating to the Reorganization and Restrictive Covenants

Generally, the retention agreements with the named executive officers contain restrictive covenants and provisions that are substantially similar. However, the scope of the covenants applicable to Mr. Wasserstein limiting his ability to compete with us and to solicit our clients are generally more restrictive than those applicable to our other named executive officers, although Mr. Wasserstein may continue his relationship with and ownership interest in Wasserstein & Co., LP on terms consistent with past practice without violating these covenants, so long as such activities do not significantly interfere with his performance of his duties as our chairman and chief executive officer. In addition, the nondisparagement provision between Mr. Wasserstein and us is reciprocal.

Under each retention agreement with a named executive officer, a termination by the named executive officer for good reason would be treated as a termination by us without cause for purposes of the duration of the restrictive covenants and the provisions governing the timing of exchangeability of LAZ-MD Holdings exchangeable interests into shares of Lazard Ltd Class A common stock.

Director Compensation

Directors who are officers of Lazard do not receive any fees for their service as directors. Each non-executive director receives an annual cash retainer of $50,000 and an annual award of deferred stock units (“DSUs”) with a grant value of $50,000 for service on the board of Lazard Ltd and Lazard Group. All DSUs awarded under this arrangement (i) are issued under the Lazard Ltd 2005 Equity Incentive Plan or any successor plan thereto, and (ii) are converted to Lazard Ltd Class A common stock on a one-for-one basis and distributed to the director after he or she resigns or otherwise ceases to be a member of the Board.

Compensation Committee Interlocks and Insider Participation

Mr. Wasserstein, our Chairman and Chief Executive Officer, serves as the Chairman and is the majority owner of Wasserstein Holdings, LLC, the ultimate general partner of Wasserstein & Co., LP, a separate merchant banking firm in which Lazard does not hold any economic interest and at which Ellis Jones, who serves on our Board of Directors, serves as Chief Executive Officer. See “Item 13—Certain Relationships and Related Transactions—Relationships Involving Employee Directors and Executive Officers”.

Report of the Compensation Committee of Lazard Ltd

The following is the report of the Lazard Ltd Compensation Committee which oversees the compensation of the Lazard Group executive officers. The executive officers of Lazard Group are the same as those of Lazard Ltd.

The Lazard Ltd Compensation Committee’s primary purpose is to determine and approve the compensation of our chief executive officer and to make recommendations to Lazard Ltd’s Board of Directors with respect to the compensation of the other executive officers. As part of this responsibility, the Lazard Ltd Compensation Committee administers the Lazard Ltd 2005 Equity Incentive Plan and the 2005 Bonus Plan of Lazard Ltd.

The Lazard Ltd Compensation Committee engaged two outside compensation consulting firms to assist it with benchmarking and compensation analyses, as well as to provide consulting on executive and non-executive compensation practices and determinations, including information on equity-based award design.

The discussion below constitutes the Report of the Lazard Ltd Compensation Committee.

Compensation Policies

Our compensation programs are designed to attract, retain, and motivate top quality, effective executives and professionals. These compensation programs focus on rewarding performance that will increase shareholder value including growing revenue, increasing client satisfaction, improving operational efficiency and managing risks. A substantial portion of each executive’s total compensation is intended to be variable and delivered on a pay-for-performance basis. The programs will provide compensation opportunities, contingent upon performance, that are competitive with practices of other similar financial services organizations. The key components of the compensation programs for executive officers are base salary, bonus and year-end equity based awards. In the aggregate, our compensation and benefits are intended to be at or below 57.5% of our operating revenue. In allocating compensation to our executive officers, managing directors and other senior professionals, the primary emphasis, in addition to our performance, is on each individual’s contribution to the Company, business unit and divisional performance and compensation recommendations of the individuals to whom participants report. In connection with Lazard Ltd’s equity public offering, each of our named executive officers signed retention agreements that established a guaranteed level of compensation including a minimum base salary. See “—The Retention Agreements with Named Executive Officers.”

Base Salary.    Base salaries for our executive officers, managing directors and other senior professionals are intended to reflect their roles and responsibilities. Executive officer base salaries and subsequent adjustments, if any, are reviewed and approved by the Lazard Ltd Compensation Committee annually, based on a review of relevant market data and each executive’s performance for the prior year, as well as each executive’s experience, expertise and position.

Bonus.    Bonus compensation is a key component of our executive compensation strategy. For 2005, the Lazard Ltd Compensation Committee determined that, in light of our annual operating revenue of $1.36 billion, the target level of compensation and benefits expense to operating revenues could be decreased from 57.5% to 57.0%, while still maintaining competitive financial packages for our executive officers, managing directors and other senior professionals. The Lazard Ltd Compensation Committee concluded that this ratio of total compensation and benefits to operating revenue was appropriate for us in light of its discussions with our executive officers, information provided by the outside compensation consultants engaged by the Lazard Ltd Compensation Committee and our financial performance in fiscal 2005.

In determining the actual bonuses payable to each of our executive officers, in addition to our actual performance (including in relation to our budget), the Lazard Ltd Compensation Committee focused on each individual’s contribution to the Company, business unit and divisional performance and, with respect to executive officers other than the chief executive officer, compensation recommendations of the chief executive officer. Finally, the Lazard Ltd Compensation Committee paid careful attention to competitive compensation practices (in light of certain objective performance criteria, including annual operating revenue, operating income and pro forma net income), as more fully described below.

Competitive Compensation Considerations.    The proposed amount of total compensation determined as described above then is considered in light of competitive compensation levels. In this regard, for our named executive officers, the Lazard Ltd Compensation Committee used as a benchmark an independently prepared survey regarding compensation levels in 2004 and, to the extent available, 2005 for certain of the named executive officers, or comparable positions, at The Bear Stearns Companies Inc., Black Rock, Inc., Goldman Sachs Group, Inc., Greenhill & Co., Inc., Jefferies Group, Inc., Legg Mason, Inc., Lehman Brothers Holdings Inc., Merrill Lynch & Co., Inc., and Morgan Stanley.

Year-End Equity-Based Awards.    The Lazard Ltd Compensation Committee believes that the portion of annual total compensation awarded in the form of equity-based compensation for each of our executive officers, generally should be comparable to that of our other managing directors and senior professionals. Accordingly, except for Mr. Wasserstein and Mr. Golub, each of whom received a substantial majority of their bonus (100% in the case of Mr. Wasserstein) in the form of an equity-based award, the portion of each executive officer’s compensation to be paid in cash versus the portion required to be granted as an equity based award was determined pursuant to a progressive compensation-based formula under which as the executive officer’s total compensation increased, a greater percentage of his total compensation was comprised of an equity based award.

Each participant in the Lazard Ltd 2005 Equity Incentive Plan received his or her year-end equity-based award in the form of restricted stock units or RSUs*. The number of RSUs was determined by dividing the dollar amount to be granted as year-end RSUs by the closing price-per-share of the Lazard Ltd Class A common stock on the NYSE on the grant date, January 24, 2006 ($34.75).

The Lazard Ltd Compensation Committee determined that it was appropriate to grant year-end equity-based awards in the form of RSUs in light of a number of factors, including input from the Lazard Ltd Compensation

*	An RSU constitutes an unfunded, unsecured promise to deliver a share of Class A Common Stock of Lazard Ltd on a predetermined date. In general, these year-end RSUs will vest on March 31, 2010. The RSUs provide for accelerated vesting upon a Change in Control of Lazard Ltd and certain other events as defined in 2005 Equity Incentive Plan of Lazard Ltd.

The Lazard Ltd Compensation Committee determined that it was appropriate to grant year-end equity-based awards in the form of RSUs in light of a number of factors, including input from the Lazard Ltd Compensation Committee’s outside compensation consultants, competitive compensation practices, maximization of shareholder value and alignment of the long-term interests of our shareholders and our senior executives. Each individual who receives an RSU becomes, economically, a long-term shareholder of Lazard, with the same interests as our other shareholders. This economic interest results because the amount a recipient ultimately realizes from an RSU depends on the value of Lazard Ltd Class A common stock when actual shares are delivered generally in March 2010. The Lazard Ltd Compensation Committee also believes that these RSU awards should provide a strong incentive for 2005 Equity Incentive Plan of Lazard Ltd participants to continue to analyze management issues in terms of the effect those issues will have on us as a whole as opposed to the effect they might have on any particular business unit.

Compensation of the Chief Executive Officer

Mr. Wasserstein’s compensation was determined in the manner described above that was applicable to all other executive officers. In 2005, Mr. Wasserstein was paid a base salary of $4.2 million, which was not determined by the current Lazard Ltd Compensation Committee. In determining the ultimate amount of the bonus to be paid to Mr. Wasserstein under the Lazard Ltd 2005 Bonus Plan, the Lazard Ltd Compensation Committee evaluated Mr. Wasserstein’s performance, the Company’s overall performance for 2005, Mr. Wasserstein’s individual contribution to that performance and competitive compensation practices. The Compensation Committee of Lazard Ltd believes Mr. Wasserstein’s total compensation was well within competitive compensation practices, based on reliable market data.

Mr. Wasserstein believes strongly that a chief executive officers’ compensation should be aligned closely with shareholder interests by making equity a very material portion of such compensation and requiring a substantial portion of that equity be held for significant periods of time. In that regard, Mr. Wasserstein requested that any bonus he was to receive for 2005 be paid in the form of an equity award. The Lazard Ltd Compensation Committee agrees with this philosophy and also continues to believe that it is important that Mr. Wasserstein remain focused on (and that his 2005 compensation continue to be dependent on) Lazard’s long-term performance. Toward this end, for 2005 Mr. Wasserstein’s entire bonus (71% of his total compensation for 2005) was granted in the form of RSUs that vest in March 2010.

Conclusion

The compensation programs implemented by the Lazard Ltd Compensation Committee were designed to permit the Lazard Ltd Compensation Committee to provide our executive officers, managing directors and other senior professionals with total compensation that is linked to our performance and reinforces the alignment of employee and shareholder interests. At the same time it is intended to provide the Lazard Ltd Compensation Committee with sufficient flexibility to assure that such compensation is appropriate to attract and retain these employees who are vital to the continued success of Lazard and to drive outstanding individual and institutional performance. The Compensation Committee of Lazard Ltd believes the program met these objectives in 2005.

Dated as of March 14, 2006

Lazard Ltd Compensation Committee

Steven J. Heyer (Chairman)

Performance Graph

Lazard Group does not have any class of common stock registered under Section 12 of the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 31, 2005, approximately 37.6% and 62.4% of our common membership interests are held by wholly owned subsidiaries of Lazard Ltd and LAZ-MD Holdings, respectively . Our co-managing member interests are held by two indirect wholly owned subsidiaries of Lazard Ltd and our profit participation interests are held by various managing directors.

Item 13.	Certain Relationships and Related Transactions

On May 10, 2005, Lazard completed a series of financing transactions, the net proceeds of which were primarily used to redeem the outstanding Lazard Group membership interests of its historical partners. Concurrently, on May 10, 2005, Lazard Group transferred its capital markets business, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services, its merchant banking fund management activities other than its existing merchant banking business in France and specified non-operating assets and liabilities, to LFCM Holdings.

Relationship with LAZ-MD Holdings and LFCM Holdings

LAZ-MD Holdings controls Lazard Ltd. As of February 28, 2006, LAZ-MD Holdings owned approximately 62.4% of the voting power of all shares of Lazard Ltd’s voting stock through its ownership of the Class B common stock and is thereby able to control the election of Lazard Ltd’s directors. Through its control of Lazard Ltd, LAZ-MD Holdings controls Lazard Group. LAZ-MD Holdings’ voting power in Lazard Ltd is intended to mirror its economic interest in Lazard Group, and its voting power will decrease over time in connection with the exchange of the LAZ-MD Holdings exchangeable interests by current and former working members of Lazard Group for shares of Lazard Ltd’s Class A common stock. The current and former working members of Lazard Group, including our managing directors who held working member interests at the time of the separation, own LAZ-MD Holdings exchangeable interests and, through the LAZ-MD Holdings stockholders’ agreement, have the right to cause LAZ-MD Holdings to vote its Class B common stock on an as-if-exchanged basis.

In addition, LFCM Holdings, which is the entity that owns and operates the separated businesses, ceased to be a subsidiary of Lazard Group and LAZ-MD Holdings at the time of the separation. It is owned by current and former working members of Lazard Group, including our managing directors who are members of LAZ-MD Holdings. Charles G. Ward, III, president of Lazard Group, is also the chairman of LFCM Holdings. LFCM Holdings has reimbursed us $750,000 for a portion of Mr. Ward’s salary and bonus in 2005 for services that Mr. Ward rendered to LFCM Holdings as its chairman.

We entered into several agreements with Lazard Ltd, LAZ-MD Holdings and LFCM Holdings to effect the separation and recapitalization transactions and to define and regulate the relationships of the parties. Except as described in this section, we do not have any material arrangements with LAZ-MD Holdings and LFCM Holdings other than ordinary course business relationships on arm’s length terms.

Agreements with LAZ-MD Holdings and LFCM Holdings

We have provided below summary descriptions of the master separation agreement and the other key related agreements we entered into with Lazard Ltd, LAZ-MD Holdings and LFCM Holdings in connection with the separation and recapitalization transactions. These agreements effected the separation and recapitalization transactions and also provide a framework for our ongoing relationship with LAZ-MD Holdings and LFCM Holdings. These agreements include:

•	the master separation agreement,

•	the employee benefits agreement,

•	the insurance matters agreement,

•	the license agreement,

•	the administrative services agreement, and

•	the business alliance agreement.

The descriptions set forth below, which summarize selected terms of these agreements, are not complete. Copies of these agreements have been filed as exhibits to our annual report on Form 10-K and are available to the public from the SEC’s internet site at http://www.sec.gov.

Master Separation Agreement

On May 10, 2005, Lazard Group entered into the master separation agreement with Lazard Ltd, LAZ-MD Holdings and LFCM Holdings. The master separation agreement contains key provisions relating to the separation and recapitalization transactions and the relationship among the parties after completion of the separation and recapitalization. The master separation agreement identified the assets, liabilities and businesses of Lazard Group that were transferred to LFCM Holdings in connection with the separation and recapitalization and described when and how the separation and recapitalization occurred. In addition, the master separation agreement continues to regulate aspects of the relationship among the parties, including the exchange mechanics of the LAZ-MD Holdings exchangeable interests.

Relationship Among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings

The master separation agreement contains various provisions governing the relationship among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings after the separation and recapitalization, including with respect to the following matters.

Limitation on Scope of LAZ-MD Holdings’ Operations.    The master separation agreement provides that LAZ-MD Holdings will not engage in any business other than to act as the holding company for the working members interests in Lazard Group and Lazard Ltd’s Class B common stock and actions incidental thereto, except as otherwise agreed by Lazard Ltd.

Parity of Lazard Group Common Membership Interests and Lazard Ltd’s common stock.    The master separation agreement sets forth the intention of Lazard Group and Lazard Ltd that the number of Lazard Group common membership interests held by Lazard Ltd (or its subsidiaries) will at all times be equal in number to the number of outstanding shares of Lazard Ltd’s common stock, subject to customary anti-dilution adjustments.

Expenses. The master separation agreement sets forth the intention of Lazard Group to reimburse Lazard Ltd for its costs and expenses incurred in the ordinary course of business.

LAZ-MD Holdings Exchangeable Interests

The master separation agreement sets forth the terms and arrangements with respect to the LAZ-MD Holdings exchangeable interests, including the exchange rate and timing of exchangeability of those interests.

Indemnification

In general, under the master separation agreement, Lazard Group indemnifies LFCM Holdings, LAZ-MD Holdings and their respective representatives and affiliates for any and all losses (including tax losses) that such persons incur to the extent arising out of or relating to our business (both historically and in the future) and any and all losses that LFCM Holdings, LAZ-MD Holdings and their respective representatives and affiliates incur arising out of or relating to any breach of the master separation agreement by Lazard Group or Lazard Ltd.

In general, LFCM Holdings indemnifies Lazard Ltd, Lazard Group, LAZ-MD Holdings and their respective representatives and affiliates for any and all losses (including tax losses) that such persons incur arising out of or relating to the separated businesses and the businesses conducted by LFCM Holdings (both historically and in the future) and any and all losses that Lazard Ltd, Lazard Group, LAZ-MD Holdings and their respective representatives or affiliates incur arising out of or relating to any breach of the master separation agreement by LFCM Holdings.

In general, under the master separation agreement, LAZ-MD Holdings indemnifies Lazard Ltd, Lazard Group, LFCM Holdings and their respective representatives and affiliates for any and all losses that such persons incur to the extent arising out of or relating to any breach of the master separation agreement by LAZ-MD Holdings.

Any indemnification amounts are reduced by any insurance proceeds and other offsetting amounts recovered by the indemnitee. The master separation agreement specifies procedures with respect to claims subject to indemnification and related matters.

Other Provisions

The master separation agreement also contains provisions governing the sharing of information between Lazard Ltd and Lazard Group, on the one hand, and LAZ-MD Holdings and LFCM Holdings, on the other hand.

Employee Benefits Agreement

We entered into an employee benefits agreement with LAZ-MD Holdings and LFCM Holdings that governs our compensation and employee benefit obligations with respect to our active and former employees. Under the employee benefits agreement, LFCM Holdings generally assumed, as of the completion of the separation and recapitalization transactions, all outstanding and future liabilities in respect of the current and former employees of the separated businesses.

The employee benefits agreement provides that to the extent inactive employees of the LFCM businesses were participating or eligible to participate in certain of our welfare benefit plans as of the completion of the separation and recapitalization transactions, they continue to be eligible to participate in such plans, with LFCM reimbursing us for the costs of any such participation.

The employee benefits agreement generally provides that, following the separation and recapitalization, the employees of LFCM Holdings and its subsidiaries participate in employee benefit plans and programs of LFCM Holdings, although U.S. employees of LFCM Holdings and its subsidiaries continue to be eligible to participate in certain of our welfare plans and in our 401(k) plan during brief transition periods, with LFCM reimbursing us for the costs of any such participation. Following the transition period, we will transfer the accounts of the then-active employees of LFCM Holdings and its subsidiaries to a new 401(k) plan sponsored by LFCM Holdings. The employee benefits agreement provides that the employee benefit plans of LFCM Holdings must generally give employees full credit for service to us prior to the reorganization to the extent such service was credited under our corresponding plans.

Insurance Matters Agreement

LFCM Holdings and we entered into an insurance matters agreement in connection with the separation and recapitalization. Under the agreement, our former insurance policies and those insurance policies then in effect generally continue to provide coverage to Lazard Ltd and Lazard Group and their respective subsidiaries and generally provide coverage to LFCM Holdings and its subsidiaries only for pre-separation occurrences. Following the separation, we surrendered a portion of the insurance policies that provided coverage to Lazard Group and its subsidiaries and affiliates for property and casualty, errors and omissions, directors and officers and certain other risks commonly insured by financial services companies and these policies were replaced with new policies that separately cover our business and the separated businesses, respectively, and changed or retained all or a portion of these policies, which are governed to the extent necessary by the insurance matters agreement.

In periods after the separation, Lazard Ltd and Lazard Group and their respective subsidiaries and LFCM Holdings and its subsidiaries must separately make their own insurance arrangements, including with respect to the type of coverage required as a matter of law.

The insurance matters agreement includes provisions establishing the manner in which LFCM Holdings and we will cooperate with each other in seeking insurance for our respective liabilities under policies that provide coverage to both companies. The insurance matters agreement also includes provisions concerning the allocation between LFCM Holdings and us of insurance recoveries in excess of available limits of liability.

Lazard License Agreement

The logo, trademarks, trade names and service marks of Lazard are currently property of various wholly owned subsidiaries of Lazard Group. Pursuant to the master separation agreement, Lazard Group and those subsidiaries entered into a license agreement with LFCM Holdings that governs the use of the Lazard and LF names by LFCM Holdings in connection with the separated businesses.

In general, LFCM Holdings is permitted to use the Lazard and LF names to the extent that the Lazard name was being used at the time of the separation and recapitalization by the separated businesses and is permitted to use the LF name solely for the use of the name LFCM Holdings LLC in its capacity as a holding company for the separated businesses. Under the agreement, LFCM Holdings pays $100,000 per year for the right to license the Lazard name. The license survives with respect to capital markets activities until the expiration or termination of the business alliance provided for in the business alliance agreement that LFCM Holdings entered into with Lazard Group. With respect to merchant banking activities, LFCM Holdings’ license survives until the earlier of the expiration, termination or closing of the options to purchase the North American and European merchant banking businesses, granted in the business alliance agreement, as described in “—Business Alliance Agreement,” or until the business alliance agreement is terminated. The license for the LF name in LFCM Holdings LLC may be terminated by either party for any reason after the license with respect to the capital markets business and the license for the merchant banking activities have both expired or been terminated. Upon termination of either the license with respect to the capital markets business or the license for the merchant banking activities, the license fee for the calendar year following the termination and each year thereafter will be $75,000 per year. If both of those licenses are terminated, the license fee for the calendar year following the termination and each year thereafter will be $25,000 per year.

Administrative Services Agreement

We entered into an administrative services agreement with LAZ-MD Holdings and LFCM Holdings regarding the provision of administrative and support services after the separation and recapitalization.

Pursuant to the administrative services agreement, Lazard Group provides selected administrative and support services to LAZ-MD Holdings and LFCM Holdings, such as:

•	cash management and debt service administration,

•	accounting and financing activities,

•	tax,

•	payroll,

•	human resources administration,

•	financial transaction support,

•	information technology,

•	public communications,

•	data processing,

•	procurement,

•	real estate management, and

•	other general administrative functions.

Lazard Group charges LFCM Holdings for the above services based on Lazard Group’s cost allocation methodology. Notwithstanding Lazard Group’s providing data processing services, Lazard Group does not provide any security administration services, as such services were being transferred to LFCM Holdings.

Pursuant to the administrative services agreement, Lazard Group also provides tax services to LAZ-MD Holdings and LFCM Holdings provides security administrative services to Lazard Group.

The services provided by Lazard Group to LFCM Holdings, and by LFCM Holdings to Lazard Group, under the administrative services agreement generally will be provided until December 31, 2008. LFCM Holdings and Lazard Group have a right to terminate the services earlier if there is a change of control of either party or the business alliance provided in the business alliance agreement expires or is terminated. The party receiving a service may also terminate a service earlier upon 180 days’ notice as long as the receiving party pays the service provider an additional three months of service fee for the terminated service. The services provided by Lazard Group to LAZ-MD Holdings will generally be provided until December 31, 2014, unless terminated earlier because of a change of control of either party.

In the absence of gross negligence or willful misconduct, the party receiving services under the administrative services agreement waives any rights and claims they may have against the service provider in respect of any services provided under the administrative services agreement.

Business Alliance Agreement

Lazard Group and LFCM Holdings entered into a business alliance agreement that provides for the continuation of Lazard Group’s and LFCM Holdings’ business relationships in the areas and on the terms summarized below.

The business alliance agreement provides that Lazard Group will refer to LFCM Holdings selected opportunities for underwriting and distribution of securities. In addition, Lazard Group will provide assistance in the execution of any such referred business. In exchange for this referral obligation and assistance, Lazard Group is entitled to a referral fee from LFCM Holdings equal to approximately half of the revenue obtained by LFCM Holdings in respect of any underwriting or distribution opportunity. In addition, LFCM Holdings will refer opportunities in the Financial Advisory and Asset Management businesses to Lazard Group. In exchange for this referral, LFCM Holdings is entitled to a customary finders’ fee from Lazard Group. In addition, the business alliance agreement further provides that, during the term of the business alliance, Lazard Frères & Co. LLC and LAM Securities will introduce execution and settlement transactions to broker-dealer entities affiliated with LFCM Holdings. The term of the business alliance expires on May 10, 2010, subject to periodic automatic renewal, unless either party elects to terminate in connection with any such renewal or elects to terminate on account of a change of control of either party.

In addition, the business alliance agreement granted Lazard Group options to acquire the North American and European merchant banking activities of Lazard Alternative Investments Holdings LLC, or “LAI,” the subsidiary of LFCM Holdings that owns and operates all of LFCM Holdings’ merchant banking activities, exercisable at any time prior to the ninth anniversary of Lazard Ltd’s equity public offering for a total price of $10 million. The option may be exercised by Lazard Group in two parts, consisting of an $8 million option to purchase the North American merchant banking activities and a $2 million option to purchase the European merchant banking activities. LAI’s merchant banking activities initially consist of the merchant banking management and general partner entities that were transferred to LFCM Holdings in connection with the separation. The business alliance agreement provides that, prior to the expiration, termination or exercise of the options, Lazard Group has certain governance rights with respect to LAI, and LFCM Holdings is required to support the business of LAI. In addition, Lazard Group is obligated to abide by obligations that existed as of the date of the separation and recapitalization with respect to funds existing as of such date and, other than with respect to the merchant banking operations retained by Lazard Group in the separation, Lazard Group will not to compete with the merchant banking business of LAI until the expiration, termination or exercise of the options. Lazard Group may agree to new capital commitments and other obligations with respect to newly formed funds in its sole discretion. Lazard Group may be entitled to receive from LFCM Holdings all or a portion of payments from the incentive fees attributable to newly established LAI funds, such as Corporate Partners II Limited, less compensation payable to investment professionals who manage these funds.

Pursuant to the business alliance agreement, LFCM Holdings agreed not to compete with any existing Lazard Group businesses until the latest to occur of the termination of the license agreement, the expiration, termination or exercise of the options to purchase the North American merchant banking activities and the European merchant banking activities or the expiration or termination of the business alliance.

LAZ-MD Holdings Stockholders’ Agreement

Members of LAZ-MD Holdings, consisting of the current and former working members of Lazard Group, including our managing directors, have entered into a stockholders’ agreement with LAZ-MD Holdings and Lazard Ltd that addresses, among other things, LAZ-MD Holdings’ voting of its share of Lazard Ltd’s Class B common stock and registration rights in favor of the shareholders who are party to the agreement. Every working member at the time of the separation and recapitalization was offered the opportunity to become a party to the LAZ-MD Holdings stockholders’ agreement.

The LAZ-MD Holdings stockholders’ agreement will continue in effect until all LAZ-MD Holdings exchangeable interests have been exchanged for shares of Lazard Ltd’s common stock, and individual members of LAZ-MD Holdings will cease being party to the LAZ-MD Holdings stockholders’ agreement upon full exchange of his or her LAZ-MD Holdings exchangeable interests and underlying Lazard Group interests for Lazard Ltd’s common stock and such common stock is capable of resale generally under Rule 144 of the Securities Act. The LAZ-MD Holdings stockholders’ agreement may be terminated on an earlier date by LAZ-MD Holdings members entitled to vote at least 66 2/3% of the aggregate voting power represented by the LAZ-MD Holdings members who are party to the LAZ-MD Holdings stockholders’ agreement. The LAZ-MD Holdings stockholders’ agreement generally may be amended at any time by a majority of the aggregate voting power represented by LAZ-MD Holdings members who are party to the LAZ-MD Holdings stockholders’ agreement.

Voting Rights.    Prior to any vote of the shareholders of Lazard Ltd, the LAZ-MD Holdings stockholders’ agreement requires a separate, preliminary vote of the members of LAZ-MD Holdings who are party to the LAZ-MD Holdings stockholders’ agreement (either by a meeting or by proxy or written instruction of the members of LAZ-MD Holdings) on each matter upon which a vote of the shareholders is proposed to be taken. Pursuant to the LAZ-MD Holdings stockholders’ agreement, members of LAZ-MD Holdings holding LAZ-MD exchangeable interests who are party to that agreement are individually entitled to direct LAZ-MD Holdings how to vote their proportionate interest in Lazard Ltd’s Class B common stock on an as-if-exchanged basis. For example, if a current or former working member’s LAZ-MD Holdings exchangeable interests were exchangeable for 1,000 shares of Lazard Ltd’s common stock, that working member would be able to instruct LAZ-MD Holdings how to vote 1,000 of the votes represented by the Lazard Ltd Class B common stock. However, the LAZ-MD Holdings Board of Directors has the ability to vote the voting interest represented by the Lazard Ltd Class B common stock in its discretion if the LAZ-MD Holdings Board of Directors determines that it is in the best interests of LAZ-MD Holdings.

The votes under the Lazard Ltd Class B common stock that are associated with any current or former working member who signed the stockholders’ agreement but does not direct LAZ-MD Holdings how to vote on a particular matter will be abstained from voting. The terms of the LAZ-MD Holdings stockholders’ agreement with respect to voting continues to apply to any party to the LAZ-MD Holdings stockholders’ agreement who receives Lazard Group common membership interests upon exchange of his or her LAZ-MD Holdings exchangeable interest, until such time as that holder exchanges his or her Lazard Group common membership interests for shares of Lazard Ltd’s common stock.

Registration Rights.    The LAZ-MD Holdings stockholders’ agreement provides that the holders of shares of Lazard Ltd’s common stock issued or to be issued upon exchange of the LAZ-MD Holdings exchangeable interests or the Lazard Group common membership interests currently held by LAZ-MD Holdings will be granted registration rights. These shares we refer to as “registrable securities,” and the holders of these registrable securities we refer to as “holders.” The holders are third-party beneficiaries for that purpose under the LAZ-MD Holdings stockholders’ agreement, meaning that they will have the right to request LAZ-MD Holdings to compel Lazard Ltd to honor those obligations under the LAZ-MD Holdings stockholders’ agreement.

The LAZ-MD Holdings stockholders’ agreement provides that, after exchange for shares of Lazard Ltd’s common stock, each holder is entitled to unlimited “piggyback” registration rights, meaning that each holder can include his or her registrable securities in registration statements filed by Lazard Ltd, subject to certain limitations. Holders also have “demand” registration rights, meaning that, subject to certain limitations, after exchange for shares of Lazard Ltd’s common stock, they may require us to register the registrable securities held by them, provided that the amount of registrable securities subject to such demand has a market value in excess of $50 million or, on and after six months after the nine-year anniversary of Lazard Ltd’s equity public offering, $20 million. Lazard Ltd will pay the costs associated with all such registrations. Moreover, Lazard Ltd also will use its reasonable best efforts to file and make effective a registration statement on the third through the ninth anniversaries of the separation and recapitalization, in order to register registrable securities that were issued on those anniversaries or otherwise subject to continuing volume or transfer restrictions under Rule 144 upon the exchange of the LAZ-MD Holdings exchangeable interests and the Lazard Group common membership interests, provided that the amount of registrable securities subject to such registration constitutes at least $50 million of shares of Lazard Ltd’s outstanding common stock.

Shares of Lazard Ltd’s common stock will cease to be registrable securities upon the consummation of any sale of such shares pursuant to an effective registration statement or under Rule 144 under the Securities Act or when they become eligible for sale under Rule 144(k) under the Securities Act. However, any holder who has shares that would have been registrable securities but for their eligibility for sale under Rule 144(k) and who holds, in the aggregate, an amount of registrable securities with a market value in excess of $25 million of Lazard Ltd’s outstanding common stock will be entitled to continued demand, annual registration and piggyback registration rights as described above.

We expect that substantially all of Lazard Ltd’s common stock to be issued upon exchange of the LAZ-MD Holdings exchangeable interests will have the foregoing registration rights.

Certain Relationships with Our Directors, Executive Officers and Employees

Mr. Anthony Orsatelli, a member of our Board of Directors, is the chief executive officer of IXIS Corporate & Investment Bank In April 2004, Lazard Group and IXIS entered into a cooperation arrangement to place and underwrite securities on the French equity primary capital markets under a common brand, “Lazard-Ixis,” and cooperate in their respective origination, syndication and placement activities. This cooperation covers French listed companies exceeding a market capitalization of €500 million. On March 15, 2005, Lazard Group and IXIS expanded this arrangement into an exclusive arrangement within France. The cooperation arrangement also provides for an alliance in real estate advisory work with the objective of establishing a common brand for advisory and financing operations within France. It also added an exclusive mutual referral cooperation arrangement, subject to the fiduciary duties of each firm, with the goal of referring clients from Lazard Group to IXIS for services relating to corporate banking, lending, securitizations and derivatives within France and from

IXIS to Lazard Group for mergers and acquisitions advisory services within France. This expanded cooperation arrangement has a term of three years through May 10, 2008. In 2005, the cooperation arrangement generated $11.4 million of gross revenue for Lazard.

In connection with the cooperation arrangement, Lazard Group and IXIS have developed a business plan to promote mutual revenue production and sharing relating to the cooperation activities. As part of that plan, revenue from the various activities subject to the cooperation arrangement is credited towards a target weighted revenue number (the “Notional Reserve”) of €20 million (which the parties may agree to reduce if aspects of the cooperation do not take place), calculated by applying varying percentages depending on the source of the revenue plus the underwriting commission received by IXIS for the ESUs. If at the end of the initial term of the cooperation arrangement (a) the sum of that calculation is less than the Notional Reserve, (b) the cooperation arrangement is not renewed and (c) Lazard Ltd’s common stock price fails to exceed $25 per share for a specified period, Lazard Group or its affiliate will pay IXIS or one of its affiliates the difference between the Notional Reserve and the sum of (1) the weighted revenue credits and (2) any gain IXIS has realized on a sale of its investment in our securities prior to the end of the initial term of the arrangement. The level of this potential payment would depend, among other things, on the level of revenue generated by the cooperation activities. The potential payment is limited, as of December 31, 2005, to a maximum of approximately €14 million (subject to further reduction in certain circumstances) which would only occur if the cooperation activities generate no revenue over the remaining initial period of such activities and the other conditions noted above have not been met.

In December 2005, Lazard provided advice to IXIS Capital Partners Ltd., an affiliate of IXIS, on a sale-and-leaseback transaction in Frankfurt, Germany. Lazard was paid a fee of $1.8 million.

Mr. Wasserstein, our Chairman and Chief Executive Officer, serves as the Chairman and is the majority owner of Wasserstein Holdings, LLC, the ultimate general partner of Wasserstein & Co., LP, a separate merchant banking firm in which Lazard does not hold any economic interest and at which Ellis Jones, who serves on our Board of Directors, serves as Chief Executive Officer. Wasserstein & Co., LP focuses primarily on leveraged buyout investments, venture capital investments and related investment activities, and manages capital on behalf of its institutional and individual investors, including public and corporate pension funds, foreign governmental entities, endowments and foundations and high-net worth individuals. Wasserstein & Co., LP also manages capital from its partners and officers. In addition, Wasserstein Holdings, LLC has various other business interests. Since the beginning of 2005, Wasserstein & Co., LP has paid us an amount less than $1 million for advisory services rendered by us.

The Wasserstein funds may engage in activities that are similar to those in which we and our affiliates are engaged. If Mr. Wasserstein desires to make available any corporate opportunity of ours or our affiliates that arises from a relationship of ours or any of our affiliates (other than any relationship of Mr. Wasserstein existing on November 15, 2001), those opportunities can only be referred to the Wasserstein funds if Mr. Wasserstein first obtains the written consent of the Nominating & Governance Committee of Lazard Ltd.

Prior to the closing of the equity public offering in May of 2005, Lazard Group granted additional unallocated working member interests and reallocated working member interests to current managing directors, including its named executive officers and employee directors. These repurchases, reallocations and grants were accounted for as reallocations of capital on the financial statements of Lazard Group.

Lazard Group entered into a letter agreement with Vernon E. Jordan, Jr., who is a director of our Company, when he joined Lazard in 1999 that was amended and restated effective as of January 1, 2004. This agreement governs Mr. Jordan’s service as a senior managing director of Lazard. Pursuant to the agreement, Mr. Jordan received total compensation of $4 million in 2004 and $3.25 million in 2005 (including the value of an RSU award as of the grant date) and will be entitled to receive total compensation of no less than $3 million for 2006. In each year, $500,000 of the total compensation is payable as base salary. In the event that we terminate

Mr. Jordan’s services without cause or he terminates due to a breach of a material provision by us prior to the end of 2006, he will be entitled to receive the guaranteed amounts through 2006 at the times that he would have received them had he remained with us. The agreement also entitles Mr. Jordan to benefits and fringes on the same basis as other managing directors and for use on a priority basis of a corporate apartment in New York. In connection with our recapitalization in May 2005, Mr. Jordan entered into a retention agreement in the form applicable to our named executive officers generally. See “Item 11. Executive Compensation—Compensation of Executive Officers—The Retention Agreements with Named Executive Officers.” On January 24, 2006, Mr. Jordan received a grant of 12,950 RSUs, subject to his execution of a restricted stock unit agreement. See footnote (b) to the Summary Compensation table for a description the terms and conditions of the January 2006 RSU grants.

Item 14.	Principal Accountant Fees and Services

Fees of Independent Registered Public Accounting Firm

Deloitte & Touche LLP acted as Lazard’s independent registered public accounting firm for the years ended December 31, 2005 and 2004. Fees for services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows:

Fees	2005	2004_
	($ in thousands)
Audit Fees for the audit of Lazard’s annual financial statements, the audit of the effectiveness of Lazard’s controls over financial reporting and reviews of the financial statements included in Lazard’s quarterly reports on Form 10-Q, including services in connection with statutory and regulatory filings or engagements	$2,382	$1,960
Audit-Related Fees, including fees for audits of employee benefit plans, computer and control related audit services, agreed-upon procedures, merger and acquisition assistance and other accounting research services	$411	$115
Tax Fees for tax consulting and compliance services not related to the audit	$700	$480
All Other Fees*	$2,219	$2,309

*	Includes $1,319 and $2,309 of the equity public offering related fees in 2005 and 2004, respectively.

The Audit Committee of Lazard Ltd has adopted a policy regarding pre-approval of audit and non-audit services provided by Deloitte & Touche LLP to Lazard Ltd and its subsidiaries, including Lazard Group. All references to the Audit Committee contained herein refer to the Audit Committee of Lazard Ltd. The policy provides the guidelines necessary to adhere to Lazard’s commitment to auditor independence and compliance with relevant laws, regulations and guidelines relating to auditor independence. The policy contains a list of prohibited non-audit services, and sets forth four categories of permitted services (Audit, Audit-Related, Tax and Other), listing the types of permitted services in each category. All of the permitted services require pre-approval by the Audit Committee. In lieu of Audit Committee pre-approval on an engagement-by-engagement basis, each category of permitted services, with reasonable detail as to the types of services contemplated, is pre-approved as part of the annual budget approval by the Audit Committee. Permitted services not contemplated during the budget process must be presented to the Audit Committee for approval prior to the commencement of the relevant engagement. The Audit Committee chair, or, if he is not available, any other member of the Committee, may grant approval for any such engagement if approval is required prior to the next scheduled meeting of the Committee. At least twice a year, the Audit Committee is presented with a report showing amounts billed by the independent auditor compared to the budget approvals for each of the categories of permitted services. The Audit Committee reviews the suitability of the pre-approval policy at least annually.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the annual report on Form 10-K are listed on page F-1 hereof and in Part II, Item 8 hereof.

2.	Financial Statement Schedule

The financial statement schedule required in the annual report on Form 10-K is listed on page F-1 hereof. The required schedule appears on pages F-2 through F-7 hereof.

3.	Exhibits

3.1	Lazard Group LLC’s Certificate of Formation (incorporated by reference to Exhibit 3.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

3.2	Lazard Group LLC’s Certificate of Amendment of Certificate of Formation of Lazard Group LLC, changing name to Lazard Group LLC (incorporated by reference to Exhibit 3.2 to the Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

3.3	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

3.4	Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to the Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on December 19, 2005).

4.1	Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.2	First Supplemental Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to the Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.3	Registration Rights Agreement, dated as of May 10, 2005, by and between Lazard Group LLC, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives for the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.4	Second Supplemental Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.37 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.5	Third Supplemental Indenture, dated as of December 19, 2005, by and among Lazard Group LLC, The Bank of New York, as trustee, and for purposes of consent, Lazard Group Finance LLC (incorporated by reference to Exhibit 4.02 to the Lazard Group LLC’s Current Report on Form 8-K (Commission File No. 333-126751) filed on December 19, 2005).

4.6	Purchase Contract Agreement, dated as of May 10, 2005, by and between Lazard Ltd and The Bank of New York, as Purchase Contract Agent (incorporated by reference to Exhibit 4.4 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.7	Pledge Agreement, dated as of May 10, 2005, by and among Lazard Ltd, The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York, as Purchase Contract Agent (incorporated by reference to Exhibit 4.5 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.8	Pledge Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.9	Form of Normal Equity Security Units Certificate (included in Exhibit 4.6).

4.10	Form of Stripped Equity Security Units Certificate (included in Exhibit 4.6).

4.11	Form of Senior Note (included in Exhibit 4.5).

4.12	$546 million 7.125% Senior Notes Due 2015, issued by Lazard Group LLC (incorporated by reference to Exhibit 4.5 to Lazard Group LLC’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 10, 2005)

10.1	Master Separation Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 2.1 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.2	Class B-1 and Class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

10.3	Stockholders’ Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, the Registrant and certain members of LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.1 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.4	Employee Benefits Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.5	Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.6	License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company, LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co. Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.7	Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and Lazard Group LLC (incorporated by reference to Exhibit 10.7 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8	Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9	First Amended and Restated Limited Liability Company Agreement of Lazard Asset Management LLC, dated as of January 10, 2003 (incorporated by reference to Exhibit 10.10 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.10	Master Transaction and Relationship Agreement, dated as of March 26, 2003, by and among Banca Intesa S.p.A., Lazard LLC and Lazard & Co. S.r.l. (incorporated by reference to Exhibit 10.11 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.11	Note Purchase Agreement, dated as of March 26, 2003, by and among Lazard Funding LLC, Lazard LLC and Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.12 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.12	$150 Million Subordinated Convertible Promissory Note due 2018, issued by Lazard Funding LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.13 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.13	$50 Million Subordinated Non-Transferable Promissory Note due 2078, issued by Lazard & Co. S.r.l. to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.14 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.14	Guaranty of Lazard LLC to Banca Intesa S.p.A., dated as of March 26, 2003 (incorporated by reference to Exhibit 10.15 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.15	Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.16	Note Purchase Agreement, dated as of May 11, 2001, by and between Lazard Funding Limited LLC, Lazard LLC, and the purchasers thereto (incorporated by reference to Exhibit 10.17 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.17	Amendment No. 1, dated as of August 27, 2003, to the Note Purchase Agreement, dated as of May 11, 2001, by and between Lazard Funding Limited LLC, Lazard LLC and the purchasers thereto (incorporated by reference to Exhibit 10.18 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.18	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.19	Lease with an Option to Purchase, dated as of July 11, 1990, by and between Sicomibail and Finabail and SCI du 121 Boulevard Hausmann (English translation) (incorporated by reference to Exhibit 10.20 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.20	Occupational Lease, dated as of August 9, 2002, Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.21	Lazard Ltd’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.22	Lazard Ltd’s 2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.23	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, by and among Lazard Ltd, Lazard Group LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.23 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.24	Agreement Relating to Reorganization of Lazard, dated as of May 10, 2005, by and among Lazard LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.24 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.25	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, by and among Lazard Ltd, Lazard Group LLC and Steven J. Golub (incorporated by reference to Exhibit 10.25 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.26	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for, each of Michael J. Castellano, Scott D. Hoffman and Charles G. Ward III (incorporated by reference to Exhibit 10.26 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.27	Agreements Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

10.28	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.29	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.30	Registration Rights Agreement, dated as of May 10, 2005 by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.31	Letter Agreement, dated as of May 10, 2005, with Bruce Wasserstein family trusts (incorporated by reference to Exhibit 10.31 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.32	Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.32 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.33	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.34	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.35	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

12.1	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Conduct and Ethics of Lazard Ltd.

21.1	Subsidiaries of Registrant.

31.1	Rule 13a-14(a) Certification of Bruce Wasserstein.

31.2	Rule 13a-14(a) Certification of Michael J. Castellano.

32.1	Section 1350 Certification for Bruce Wasserstein.

32.2	Section 1350 Certification for Michael J. Castellano.

LAZARD GROUP LLC

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

ITEMS 15 (a)(1) AND 15 (a)(2)

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2005 AND 2004

(dollars in thousands)

	December 31,
	2005	2004
ASSETS:
Cash and cash equivalents	$3,624	$201
Investments in subsidiaries, equity basis	477,422	633,094
Due from subsidiaries	4,422	7,229
Related party receivables	27,550
Other receivables	50
Long-term investments	1,777	10,144
Other assets	10,424	951

Total assets	$525,269	$651,619

LIABILITIES AND MEMBERS’ EQUITY (DEFICIENCY):
Liabilities:
Accrued compensation and benefits	$96,113
Due to subsidiaries	264,645	$150,112
Other liabilities	17,350	16,709
Senior borrowings	1,017,500
Mandatorily redeemable preferred stock		100,000

Total liabilities	1,395,608	266,821

Commitments and contingencies

Members’ equity (deficiency):
Members’ equity (deficiency)	(835,997)	366,740
Accumulated other comprehensive income (loss), net of tax	(34,342)	18,058

Total members’ equity (deficiency)	(870,339)	384,798

Total liabilities and members’ equity (deficiency)	$525,269	$651,619

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
REVENUE:
Equity in earnings of subsidiaries(*)	$386,525	$260,288	$258,916
Investment gains (losses), non-trading—net	1,211	2,502	1,365
Interest income	145	80	86
Other	366	254	(1,847)

Total revenue	388,247	263,124	258,520
Interest expense	40,230	8,097	8,226

Net revenue	348,017	255,027	250,294

OPERATING EXPENSES(*):
Compensation and benefits (and, commencing May 10, 2005, distributions to profit participation members)(*)	88,576
Professional fees	2,532	1,052	(236)
Other	(536)	7,001	147

Total operating expenses	90,572	8,053	(89)

OPERATING INCOME FROM CONTINUING OPERATIONS(*)	257,445	246,974	250,383
Provision for income taxes	1,562

INCOME FROM CONTINUING OPERATIONS(*)	255,883	246,974	250,383
LOSS FROM DISCONTINUED OPERATIONS(*)	(659)

NET INCOME ALLOCABLE TO MEMBERS(*)	$255,224	$246,974	$250,383

(*) Excludes, as applicable, with respect to periods ended prior to May 10, 2005, payments for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense.

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income allocable to members	$255,224	$246,974	$250,383
Adjustments to reconcile net income amounts to net cash provided by operating activities—
Noncash transactions in net income:
Equity in earnings of subsidiaries	(386,525)	(260,288)	(258,916)
Dividends received from subsidiaries	335,419	281,225	340,155
Decrease in due to/from subsidiaries	117,340	87,175	57,333
Changes in other operating assets and liabilities	77,180	4,856	(13,223)

Net cash provided by operating activities	398,638	359,942	375,732

Cash flows from investing activities—Capital contributed to subsidiaries	(13,846)

Cash flows from financing activities:
Equity in capital transactions of subsidiaries	179,544
Proceeds from issuance of Class A common stock, net of expenses of $65,844	871,656
Proceeds from issuance of equity security units, net of expenses of $15,941	421,559
Proceeds from issuance of Lazard Group senior notes, net of original discount and other expenses of $5,276	544,724
Proceeds from other senior borrowings	30,000
Distributions to members and capital withdrawals for periods prior to May 10, 2005, net of issuance of interests to LAM members in 2003 of $27,483 relating to the formation of LAM	(419,115)	(366,182)	(381,141)
Purchase contracts relating to equity security units	(6,013)
Settlement of interest rate hedge	(10,297)
Redemption of historical partner interests (including mandatorily redeemable preferred stock of $100,000)	(1,617,032)
Distribution of separated business	(243,178)
Distributions to LAZ-MD Holdings and LFCM Holdings	(150,000)
Indemnity from LFCM Holdings relating to U.K. pension	53,600
Distributions to members for the period May 10, 2005 through December 31, 2005	(32,310)
Repurchase of common membership interest from LAZ-MD Holdings	(4,507)

Net cash used in financing activities	(381,369)	(366,182)	(381,141)

Net increase (decrease) in cash and cash equivalents	3,423	(6,240)	(5,409)
Cash and cash equivalents, January 1	201	6,441	11,850

Cash and cash equivalents, December 31	$3,624	$201	$6,441

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIENCY)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(dollars in thousands)

	Members’ Equity (Deficiency)	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Members’ Equity (Deficiency)

Balance—January 1, 2003	$644,189	$4,722	$648,911

Comprehensive income (loss):
Net income allocable to members	250,383		250,383
Other comprehensive income—net of tax:
Currency translation adjustments		51,042	51,042
Minimum pension liability adjustments		(5,987)	(5,987)

Comprehensive income (loss)			295,438
Distributions and withdrawals to members	(408,624)		(408,624)

Balance—December 31, 2003	485,948	49,777	535,725

Comprehensive income (loss):
Net income allocable to members	246,974		246,974
Other comprehensive income—net of tax:
Currency translation adjustments		29,890	29,890
Minimum pension liability adjustments		(61,609)	(61,609)

Comprehensive income (loss)			215,255
Distributions and withdrawals to members	(366,182)		(366,182)

Balance—December 31, 2004	366,740	18,058	384,798

Comprehensive income (loss):
Net income allocable to members	255,224		255,224
Other comprehensive income (loss)—net of tax:
Currency translation adjustments		(46,552)	(46,552)
Minimum pension liability adjustment		4,449	4,449
Interest rate hedge		(10,297)	(10,297)

Comprehensive income (loss)			202,824

Distribution of net assets of separated businesses	(243,178)		(243,178)
Indemnity from LFCM Holdings relating to U.K. pension	53,600		53,600
Net proceeds from sale of common membership interests to Lazard Ltd, including $32,921 issued in cashless exchange	871,656		871,656
Distributions and withdrawals to members for the period January 1, 2005 through May 9, 2005	(419,115)		(419,115)
Redemption of historical partner interests	(1,517,032)		(1,517,032)
Costs related to issuance of purchase contracts associated with equity security units	(12,086)		(12,086)
Purchase contracts associated with equity security units	(6,013)		(6,013)
Distribution to members for the period May 10, 2005 through December 31, 2005	(32,310)		(32,310)
Repurchase of common membership interest from LAZ-MD Holdings	(4,507)		(4,507)
Amortization of stock units	1,024		1,024
Distribution to LAZ-MD Holdings and LFCM Holdings	(150,000)		(150,000)

Balance—December 31, 2005	$(835,997)	$(34,342)	$(870,339)

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(dollars in thousands, unless otherwise noted)

1.    BASIS OF PRESENTATION

The accompanying Lazard Group LLC condensed financial statements (the “Parent Company Financial Statements”), including the notes thereto, should be read in conjunction with the consolidated financial statements of Lazard Group LLC and subsidiaries (“the Company”) and the notes thereto.

The Parent Company Financial Statements for the years ended December 31, 2005, 2004 and 2003 are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosures in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable. Actual results could differ materially from these estimates.

The Parent Company Financial Statements include investments in subsidiaries, accounted for under the equity method.

The accompanying condensed historical financial statements do not reflect what the results of operations and financial position of Lazard Group LLC would have been had it been a stand-alone, public company prior to May 10, 2005. In addition, the Parent Company’s equity in earnings of subsidiaries and its results of operations for periods until the equity public offering on May 10, 2005 are not comparable to results of operations for subsequent periods as described below.

•	Payments for services rendered by the Company’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense, and distributions to profit participation members. As a result, prior to May 10, 2005, Lazard Group’s operating income included within the accompanying consolidated financial statements did not reflect payments for services rendered by its managing directors. For periods subsequent to the consummation of the equity public offering and the financing transactions as described in Note 2 of Notes to Consolidated Financial Statements, the Company now includes all payments for services rendered by its managing directors and distributions to profit participation members in compensation and benefits expense.

•	The use of proceeds from the financing transactions.

•	The net incremental interest expense related to the financing transactions.

2.    MANDATORILY REDEEMABLE PREFERRED STOCK

In 2001, Lazard Group issued mandatorily redeemable preferred stock (“Class C Preferred Interests”) for an aggregate amount of $100,000. The Class C Preferred Interests were subject to mandatory redemption by Lazard Group in March 2011 and, prior to such date, were redeemable in whole or in part, at the Lazard Group’s option. The Class C Preferred Interests were entitled to receive distributions out of the profits of the Company at a rate of 8% per annum, which distributions were required to be paid prior to any distributions of profits to holders of any other existing class of interests in Lazard Group. The Class C Preferred Interests were redeemed in May 2005 as part of the recapitalization transactions. Interest on mandatorily redeemable preferred stock for the years ended December 31, 2005, 2004 and 2003 of ($8,000), $8,000 and $8,000, respectively, is included in “interest expense” in the condensed statements of income. The credit in 2005 represents accrued dividends which were cancelled in connection with the redemption of membership interests of historical partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 21, 2006

LAZARD GROUP LLC

By:	/s/ Bruce Wasserstein

Bruce Wasserstein
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Bruce Wasserstein Bruce Wasserstein	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2006

/s/ Michael J. Castellano Michael J. Castellano	Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2006

/s/ Steven J. Heyer Steven J. Heyer	Director	March 21, 2006

/s/ Ellis Jones Ellis Jones	Director	March 21, 2006

/s/ Vernon E. Jordan, Jr. Vernon E. Jordan, Jr.	Director	March 21, 2006

/s/ Anthony Orsatelli Anthony Orsatelli	Director	March 21, 2006

/s/ John K. Shank John K. Shank	Director	March 21, 2006

II-1