Form 10-Q
period 2006-03-31
Lazard Group LLC
filed 2006-05-11
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2006, in addition to profit participation interests, there were 99,621,808 units of common membership interests and two managing member interests outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Financial Statements (Unaudited)*

*	These unaudited condensed consolidated financial statements reflect the historical results of operations and financial position of Lazard Group LLC, formerly known as Lazard LLC and referred to herein as “Lazard Group,” “Lazard” and “the Company” for all periods presented. The results of operations and financial condition for certain businesses that Lazard Group no longer owns are reported as discontinued operations. The historical unaudited condensed consolidated financial statements for the three month period ended March 31, 2005 do not reflect what the results of operations would have been had these companies been stand-alone, public companies for such period. In addition, the results of operations for periods prior to May 10, 2005 are not comparable to results of operations for subsequent periods. Specifically, prior to May 10, 2005, the historical results of operations of Lazard Group do not give effect to the following matters:

•	Payment for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically has been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense. As a result, prior to May 10, 2005, Lazard Group’s operating income included within the accompanying unaudited condensed consolidated financial statements did not reflect payments for services rendered by its managing directors. For periods subsequent to the consummation of the equity public offering and financing transactions as described in Note 2 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, the Company now includes all payments for services rendered by its managing directors and distributions to holders of profit participation interests in Lazard Group (“profit participation members”) in compensation and benefits expense.

•	The use of proceeds from the financing transactions.

•	The net incremental interest expense related to the financing transactions.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2006 AND DECEMBER 31, 2005

(UNAUDITED)

(dollars in thousands)

	March 31, 2006	December 31, 2005

ASSETS
Cash and cash equivalents	$398,066	$490,446
Cash and securities segregated for regulatory purposes	20,460	20,596
Securities purchased under agreements to resell		23,358
Securities owned—at fair value:
Bonds—Corporate	327,100	228,927
Non-U.S. Government and agency securities	17,793	40,285
Equities	4,336	2,964

	349,229	272,176
Swaps and other contractual agreements	166	186

Receivables—net:
Banks	204,201	347,912
Fees	280,968	280,923
Customers	101,996	65,253
Related parties	52,626	54,549

	639,791	748,637

Long-term investments	83,944	80,843
Other investments	4,352	4,473

Property (net of accumulated amortization and depreciation of $162,022 and $156,935 at March 31, 2006 and December 31, 2005, respectively)	157,887	156,630
Goodwill	16,145	15,996
Other assets	99,479	93,792

Total assets	$1,769,519	$1,907,133

See notes to unaudited condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

MARCH 31, 2006 AND DECEMBER 31, 2005

(UNAUDITED)

(dollars in thousands)

	March 31, 2006	December 31, 2005
LIABILITIES, MINORITY INTEREST AND MEMBERS’ DEFICIENCY
Liabilities:
Securities sold under agreements to repurchase	$10,410	$31,853
Swaps and other contractual agreements	744	3,028
Payables:
Banks	372,612	367,565
Customers	171,731	153,868
Related parties	8,600	9,514

	552,943	530,947
Accrued compensation and benefits	179,727	346,090
Senior borrowings	1,015,517	1,022,082
Capital lease obligations	24,178	23,844
Other liabilities	502,766	507,899
Subordinated borrowings	200,000	200,000

Total liabilities	2,486,285	2,665,743
Commitments and contingencies
Minority interest	107,018	111,729

MEMBERS’ DEFICIENCY
Members’ deficiency	(795,999)	(835,997)
Accumulated other comprehensive income (loss), net of tax	(27,785)	(34,342)

Total members’ deficiency	(823,784)	(870,339)

Total liabilities, minority interest and members’ deficiency	$1,769,519	$1,907,133

See notes to unaudited condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2006	2005
REVENUE
Investment banking and other advisory fees	$219,583	$155,035
Money management fees	110,569	100,877
Commissions	4,423	3,844
Underwriting	1,679	2,754
Investment gains and losses—net	10,448	(1,810)
Interest income	7,998	6,548
Other	5,543	2,759

Total revenue	360,243	270,007
Interest expense	24,027	9,908

Net revenue	336,216	260,099

OPERATING EXPENSES
Compensation and benefits (and, commencing May 10, 2005, distributions to profit participation members)(*)	200,139	105,881
Premises and occupancy costs	16,591	16,383
Professional fees	14,738	8,858
Travel and entertainment	8,886	8,975
Communications and information services	7,472	8,042
Equipment costs	5,129	4,832
Other	5,011	8,859

Total operating expenses	257,966	161,830

OPERATING INCOME FROM CONTINUING OPERATIONS(*)	78,250	98,269

Provision for income taxes	13,284	7,803

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST IN NET INCOME(*)	64,966	90,466
Minority interest in net income	5,263	10,260

INCOME FROM CONTINUING OPERATIONS(*)	59,703	80,206
LOSS FROM DISCONTINUED OPERATIONS (net of income tax provision of $253)(*)		(6,850)

NET INCOME ALLOCABLE TO MEMBERS(*)	$59,703	$73,356

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

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income allocable to members	$59,703	$73,356
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash charges included in net income:
Depreciation and amortization of property	3,426	3,934
Amortization of deferred expenses, restricted stock units and interest rate hedge	4,834
Minority interest in net income	5,263	10,260
(Increase) decrease in operating assets:
Cash and securities segregated for regulatory purposes	642	(4,890)
Securities purchased under agreements to resell	23,806	(2,452)
Securities owned, at fair value and swaps and other contractual agreements	(69,500)	9,185
Receivables	119,233	10,745
Marketable and long-term investments	(1,292)	20,828
Other assets	(4,990)	(8,003)
Assets of discontinued operations		(551,097)
Increase (decrease) in operating liabilities:
Securities sold under agreements to repurchase	(22,124)	(11,694)
Securities sold, not yet purchased, at fair value and swaps and other contractual agreements	(2,347)	(1,043)
Payables	10,097	125,562
Accrued compensation and other liabilities	(176,980)	(147,896)
Liabilities of discontinued operations		583,117

Net cash provided by (used in) operating activities	(50,229)	109,912

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(1,672)	(849)
Disposals and retirements of property	233	1,315

Net cash provided by (used in) investing activities	(1,439)	466

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to members and, in 2005, capital withdrawals	(21,205)	(157,919)
Repayment of senior borrowings	(6,565)	(15,281)
Repayment of capital lease obligations	(285)	(4,005)
Distributions relating to minority interest	(12,209)	(44,502)
Additional costs relating to the financing transactions	(2,677)

Net cash used in financing activities	(42,941)	(221,707)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,229	(4,157)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(92,380)	(115,486)
CASH AND CASH EQUIVALENTS—January 1	490,446	305,753

CASH AND CASH EQUIVALENTS—March 31	$398,066	$190,267

See notes to unaudited condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ DEFICIENCY

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2006

(UNAUDITED)

(dollars in thousands)

	Members’ Deficiency	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Members’ Deficiency

Balance—January 1, 2006	$(835,997)	$(34,342)	$(870,339)

Comprehensive income:
Net income allocable to members	59,703		59,703
Other comprehensive income—net of tax:
Currency translation adjustment		6,282	6,282
Amortization of interest rate hedge		275	275

Comprehensive income			66,260

Distribution to members	(21,205)		(21,205)

Amortization of stock units	4,177		4,177

Additional costs relating to the financing transactions	(2,677)		(2,677)

Balance—March 31, 2006	$(795,999)	$(27,785)	$(823,784)

See notes to unaudited condensed consolidated financial statements.

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, unless otherwise noted)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

The accompanying unaudited condensed consolidated financial statements of Lazard Group LLC and subsidiaries (a Delaware limited liability company, formerly known as Lazard LLC and collectively referred to with its subsidiaries as “Lazard Group”, “Lazard” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Group’s annual report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”). The December 31, 2005 unaudited condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that Lazard may undertake in the future, actual results may be different than the estimates. The consolidated results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

Lazard Ltd is a Bermuda holding company that was incorporated in October 2004. Pursuant to a Registration Statement on Form S-1 (File No. 333-121407) declared effective by the SEC on May 4, 2005 (the “Registration Statement”) for the initial public offering of shares of Lazard Ltd’s Class A common stock, par value $0.01 per share (“Class A common stock”), Lazard Ltd issued on May 10, 2005, at $25 per share, 34,183,162 shares of its Class A common stock in a registered initial public offering (the “equity public offering”). In addition, on May 10, 2005, pursuant to the IXIS Placements (see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements) and the cashless exchange of certain of our chief executive officer’s interests in Lazard Group with Lazard Ltd, Lazard Ltd issued 2,000,000 shares of its Class A common stock and 1,316,838 shares of its Class A common stock, respectively. These issuances, together with the 34,183,162 shares of Class A common stock issued pursuant to the equity public offering, resulted in Lazard Ltd having 37,500,000 shares of its Class A common stock outstanding at the time of the equity public offering. Lazard Ltd, through a number of newly-formed, wholly-owned subsidiaries, contributed the net proceeds from the equity public offering, along with the net proceeds it received from the financing transactions (as described in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements), to Lazard Group in exchange for 37,500,000 Lazard Group common membership interests, representing 37.5% of Lazard Group’s total common membership interests as of May 10, 2005, and, after giving effect to (i) the repurchase of a portion of the Lazard Group common membership interests held by LAZ-MD Holdings LLC (“LAZ-MD Holdings”) subsequent to May 10, 2005, as well as (ii) certain other share issuances by Lazard Ltd subsequent to December 31, 2005, approximately 37.6% of all outstanding Lazard Group common membership interests as of both December 31, 2005 and March 31, 2006. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

Lazard Group is governed by an Operating Agreement dated as of May 10, 2005, as amended on December 19, 2005 (the “Operating Agreement”).

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

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

Prior to May 10, 2005, Lazard Group also had a business segment called Capital Markets and Other, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services and merchant banking fund management activities outside of France as well as other specified non-operating assets and liabilities. This business segment’s assets and liabilities (referred to below as the “separated businesses”) were separated from Lazard Group on May 10, 2005, and the operating results of this former segment are reflected as discontinued operations for the three month period ended March 31, 2005. We refer to the transfer of the separated business as the “separation.”

The unaudited condensed consolidated financial statements include Lazard Group and Lazard Group’s principal operating subsidiaries: Lazard Frères & Co. LLC (“LFNY”), a New York limited liability company, along with its subsidiaries, including Lazard Asset Management LLC and its subsidiaries (collectively referred to as “LAM”); Lazard Frères SAS and Maison Lazard SAS, French limited liability companies, along with their respective subsidiaries, including LFB and LFG (collectively referred to as “LFP”); and Lazard & Co., Limited (“LCL”), through Lazard & Co., Holdings Limited, an English private limited company (“LCH”); together with their jointly-owned affiliates and subsidiaries.

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

(dollars in thousands, unless otherwise noted)

historical partners described below, LAZ-MD Holdings distributed all of the LFCM Holdings interests to its members. Accordingly, after the separation, LFCM Holdings was wholly owned by the members of LAZ-MD Holdings, including Lazard Group’s managing directors at the time of the separation.

In the separation, Lazard Group retained all of its Financial Advisory and Asset Management businesses. In addition, under the business alliance agreement, dated as of May 10, 2005, between Lazard Group and LFCM Holdings (the “business alliance agreement”), Lazard Group was granted the option to acquire the North American and European merchant banking businesses of LFCM Holdings.

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

(dollars in thousands, unless otherwise noted)

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

Basis of Presentation

The consolidated financial statements are prepared in conformity with U.S. GAAP. The Company’s policy is to consolidate all majority-owned subsidiaries in which it has a controlling financial interest as well as variable interest entities (“VIEs”) where the Company is deemed to be the primary beneficiary. All material intercompany transactions and balances have been eliminated.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 (R), “Consolidation of Variable Interest Entities” (“FIN 46 R”), the Company also consolidates any VIEs for which it is the primary beneficiary. In connection with the separation, Lazard Group transferred its general partnership interests in various VIEs to a subsidiary of LFCM Holdings. Lazard Group has determined that it is no longer the primary beneficiary with respect to those VIEs and, as a result, the Company no longer consolidates such VIEs. Amounts related to consolidation of such VIEs, for the three month period ended March 31, 2005 are included in loss from discontinued operations on the unaudited condensed consolidated statements of income.

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The accompanying unaudited condensed consolidated statements of income and cash flows for the three month period ended March 31, 2005 do not reflect what the results of operations and cash flows of the Company would have been had it been a stand-alone, public company prior to May 10, 2005. In addition, the results of operations for periods until the equity public offering on May 10, 2005 are not comparable to results of operations for subsequent periods as described below.

•	Payments for services rendered by the Company’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense, and distributions to profit participation members. As a result, prior to May 10, 2005, Lazard Group’s operating income included within the accompanying unaudited condensed consolidated financial statements did not reflect payments for services rendered by its managing directors. For periods subsequent to the consummation of the equity public offering and the financing transactions as described in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements, the Company now includes all payments for services rendered by its managing directors and distributions to profit participation members in compensation and benefits expense.

•	Payments for services rendered by managing directors of LAM (and employee members of LAM) had, prior to May 10, 2005, been accounted for as minority interest in net income and since that date such payments, together with distributions to profit participation members, have been included within compensation and benefits expense.

•	The use of proceeds from the financing transactions.

•	The net incremental interest expense related to the financing transactions.

In accordance with U.S. GAAP, the results of operations of the separated businesses have been segregated and are reported as discontinued operations in the unaudited condensed consolidated statements of income for the three month period ended March 31, 2005. See Note 14 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information relating to discontinued operations.

2.	EQUITY PUBLIC OFFERING AND OTHER FINANCING TRANSACTIONS

Equity Public Offering—As described above, on May 10, 2005, Lazard Ltd consummated its equity public offering. The aggregate gross proceeds relating to the offering amounted to $854,579, and net proceeds to Lazard Ltd, after $65,844 of estimated expenses incurred by Lazard Ltd in connection with the issuance and distribution of the Lazard Ltd Class A common stock (including underwriting discounts and commissions, expenses paid to the underwriters and certain other expenses), was $788,735. Lazard Ltd contributed all the net proceeds from this offering to Lazard Group in exchange for a controlling interest in Lazard Group. In the three months ended March 31, 2006, additional costs of $2,677 relating to issuance of Lazard Ltd Class A common stock were incurred, representing amounts in excess of estimated costs associated with the equity public offering. Such amount was recorded as a charge to members’ equity.

Other Financing Transactions—On May 10, 2005, Lazard Group and Lazard Ltd also completed the other financing transactions which are described below.

ESU Offering—Concurrently with the equity public offering, Lazard Ltd issued, for $25 per unit, equity security units (the “ESUs”) for an aggregate offering amount of $287,500 (and net proceeds of $276,535) in the ESU offering. Each unit consists of (a) a contract which obligates holders to purchase, and Lazard Ltd to sell, on May 15, 2008, a number of newly-issued shares of Class A common stock equal to a settlement rate based on the

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

trading price of its Class A common stock during a period preceding that date and (b) a 1/40, or 2.5%, ownership interest in a 6.120% senior note due 2035 of an affiliate, Lazard Group Finance LLC, a Delaware limited liability company (“Lazard Group Finance”), with a principal amount of $1 (the “Lazard Group Finance Senior Notes”). Prior to its subsequent merger with Lazard Group discussed below, Lazard Group Finance was a wholly owned subsidiary of Lazard Group that was controlled by Lazard Ltd. In the event of any issuance of shares of Lazard Ltd Class A common stock pursuant to the ESUs, Lazard Ltd intends to cause Lazard Group to issue a proportionate amount of Lazard Group common membership interests to subsidiaries of Lazard Ltd in exchange for Lazard Ltd’s contribution of the consideration received from the issuance of the shares of Lazard Ltd Class A common stock pursuant to the ESUs.

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

Lazard Ltd began making quarterly contract adjustment payments on the purchase contracts at an annual rate of 0.505% on August 15, 2005 with a corresponding payment being paid by Lazard Group to Lazard Ltd. Lazard Ltd has the right to defer these quarterly contract adjustment payments. In general, during any period in which it defers such payments, Lazard Ltd cannot declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, any of its capital stock.

The Lazard Group Finance Senior Notes, which bear interest at an annual rate of 6.12%, will mature (a) in the event of a successful remarketing, on any date no earlier than May 15, 2010 and no later than May 15, 2035, as we may elect, (b) in the event of a failed remarketing, on May 15, 2008 (the “stock purchase date”) and (c) otherwise on May 15, 2035. Lazard Group Finance used the proceeds from the ESU offering to purchase 6.120% senior notes from Lazard Group due 2035 (the “Lazard Group Notes”) with a principal amount of $287,500. The Lazard Group Notes, which have substantially similar terms to the Lazard Group Finance Senior Notes, were pledged to secure the obligations of the Lazard Group Finance Senior Notes.

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

(dollars in thousands, unless otherwise noted)

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

IXIS Placements—Under the IXIS placements, IXIS, which is a subsidiary of Caisse Nationale des Caisses d’Epargne, purchased an aggregate of $200,000 of Lazard Ltd’s securities on May 10, 2005, $150,000 of which were ESUs (the “IXIS ESU placement”) and $50,000 of which were shares of Lazard Ltd Class A common stock. The terms of the ESUs issued in connection with the IXIS ESU placement are the same as the ESUs described above. The price per security paid by IXIS was equal, in the case of Lazard Ltd shares of Class A common stock, to the price per share in the equity public offering and, in the case of ESUs, the price per unit in the ESU offering. Lazard Ltd contributed the net proceeds from the sale of Lazard Ltd Class A common stock to Lazard Group. Lazard Group Finance used the net proceeds from the IXIS ESU placement to purchase Lazard Group Notes with a principal amount of $150,000.

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

In connection with the issuance of the Lazard Group Senior Notes, on April 1, 2005, Lazard Group entered into an interest rate forward agreement with a bank for a notional amount of $650,000. By entering into this interest rate forward agreement, Lazard Group was able to ensure that the base rate (excluding market-driven credit spreads) on the Lazard Group Senior Notes would be no greater than 4.5%. Lazard Group settled the interest rate forward agreement with the bank as of May 9, 2005, which required a payment by Lazard Group of $13,004. Of this amount, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, $11,003 was deemed to be the

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

effective portion of the hedge and has been recorded within other comprehensive income (loss) and is being amortized as a charge to interest expense over the ten year term of the Lazard Group Senior Notes.

Credit Facilities—Concurrent with the equity public offering, Lazard Group entered into a five year, $125,000 senior revolving credit facility with a group of lenders. As of March 31, 2006 and December 31, 2005, $25,000 and $30,000, respectively, was outstanding under this credit facility. The $125,000 senior revolving credit facility bears interest at either a Eurodollar or Federal Funds rate, plus an applicable margin, which varies from 125 to 200 basis points, depending on Lazard Group’s rating as determined by designated credit rating agencies.

The senior revolving credit facility contains affirmative and negative covenants. Such covenants include, among other things, limitations on the ability of Lazard Group to incur debt, grant liens, pay dividends, enter into mergers or to sell all or substantially all of its assets, as well as financial covenants that must be maintained.

3.    SIGNIFICANT ACCOUNTING POLICIES

The policies below represent recent changes to the Company’s significant accounting policies. A complete discussion of the Company’s significant accounting policies are included in Lazard Group’s Form 10-K.

Share-Based Payments—In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments” (“SFAS 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related guidance. SFAS 123R is effective for the Company’s fiscal year beginning January 1, 2006. Prior to May 10, 2005, the date of the equity public offering, Lazard operated as a series of related partnerships under the control of the partners and Lazard did not have a capital structure that permitted share based compensation. In connection with equity awards granted pursuant to the Lazard Ltd’s 2005 Equity Incentive Plan (described in more detail in Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements), the Company adopted the fair value recognition provisions under SFAS 123. Accordingly, subsequent to the dates of grant during 2005, Lazard recognized in compensation expense the amortized portion of the fair value of the equity awards, net of an estimated forfeiture rate, over the service period specified in the award.

Effective for the first quarter of 2006, Lazard adopted SFAS 123R. Under SFAS 123R, share-based awards that do not require future service are expensed immediately. Share-based employee awards that require future service are amortized over the requisite service period. Lazard adopted SFAS 123R under the modified prospective method. Under that method, the provisions of SFAS 123R are generally applied only to share-based awards granted subsequent to adoption. Share-based awards granted to employees prior to the adoption of SFAS 123R must continue to be amortized over the stated service periods of the awards, however, should the awards vest upon retirement, any unamortized cost would be recognized when the employee retires.

Additionally, SFAS 123R changed SFAS 123 by eliminating alternative methods for recognition of the costs of equity awards and recognition of award forfeitures. First, SFAS 123R changed SFAS 123 by precluding the use of the intrinsic method as provided for under APB 25 and requiring fair value recognition. Second, SFAS 123R differed from SFAS 123 by precluding the recognition of forfeitures on an actual basis by requiring the application of an estimated forfeiture rate to the amortizable cost of the award for all unvested awards. The Company adopted both the fair value recognition and the estimated forfeiture rate methods required under SFAS 123R in 2005 while accounting for equity awards under the provisions of SFAS 123.

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under prior accounting standards. This requirement reduces net operating cash flows and increases net financing cash flows in periods beginning with and subsequent to adoption of SFAS 123R. Total net cash flow remains unchanged from what would have been reported under prior accounting rules.

As a result of the Company adopting certain provisions consistent with SFAS 123R upon the introduction of Lazard Ltd’s 2005 Equity Incentive Plan while under the provisions of SFAS 123, there is no significant effect resulting from the adoption of the provisions of SFAS 123R which would require restatement of its prior period financial statements.

Investments in Limited Partnerships—On January 1, 2006, the Company adopted, as required, the provisions of Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or, Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). The EITF consensus requires a general partner in a limited partnership to consolidate the limited partnership unless the presumption of control is overcome. The general partner may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without having to show cause; or (b) substantive participating rights in managing the partnership. EITF 04-5 was effective for general partners of all newly-formed limited partnerships and for existing limited partnerships for which the partnership agreements are modified after June 29, 2005, and for general partners in all other limited partnerships, no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of the provisions of EITF 04-5 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements—In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company is currently assessing the impact of adopting SFAS 155, but does not expect the standard to have a material impact on the financial condition, results of operations, or cash flows of the Company.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and for subsequent measurements, permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in fiscal years beginning after September 15, 2006. The Company is currently assessing the impact of adopting SFAS 156, but does not expect the standard to have a material impact on the financial condition, results of operations, or cash flows of the Company.

4.	MINORITY INTEREST

Minority interest consists of a number of components, including minority interests in LAM and the Company’s business in Italy which, through a strategic alliance, is owned 40% by Banca Intesa S.p.A. (“Intesa”). In addition, the Company consolidates various LAM related general partnership interests that it controls but does

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

not wholly own. As a result of consolidating these companies, the Company recognizes the portion of income not associated with the Company’s ownership as minority interest.

Payments for services rendered by managing directors of LAM (and employee members of LAM) had, prior to May 10, 2005, been accounted for as minority interest in net income and since that date such payments, together with distributions to profit participation members, have been included in “compensation and benefits” expense on the unaudited condensed consolidated statements of income.

5.	STRATEGIC ALLIANCE IN ITALY

Pursuant to the existing strategic alliance in effect since January 2003, Lazard Group and Intesa have conducted selected Italian investment banking business solely through Lazard & Co. S.r.l. (“Lazard Italy”), an indirect subsidiary of Lazard Group. As part of the strategic alliance, Intesa made the following investments:

•	the purchase in March 2003 from Lazard Funding Limited LLC (“Lazard Funding”), a wholly owned subsidiary of Lazard Group, of a $150,000 subordinated convertible promissory note (the “$150,000 Subordinated Convertible Note”) issued by Lazard Funding, which is currently convertible into a contractual right that entitles the holder to receive payments that would be equivalent to the distributions that a holder of a three percent equity goodwill interest in Lazard Group would have been entitled to receive (i.e., distributions of the net proceeds of selected fundamental corporate events affecting Lazard Group, such as a sale of all or substantially all of the assets of Lazard Group or a disposition of a line of business);

•	the investment in June 2003 in Lazard Italy of an amount of Euros then equal to $100,000 in exchange for 40% of the capital stock in Lazard Italy (the “Intesa JV Interest”); and

•	the purchase in June 2003 of a $50,000 subordinated promissory note issued by Lazard Italy (the “$50,000 Subordinated Promissory Note”).

The $150,000 Subordinated Convertible Note, which is guaranteed by Lazard Group (the “Guarantee”), currently has a scheduled maturity date in March 2018 and has interest payable annually at a variable interest rate of not less than 3%, and not more than 3.25%, per annum. The $50,000 Subordinated Promissory Note currently has a scheduled maturity date in the year 2078 (subject to extension), with interest payable annually at the rate of 3.0% per annum. The strategic alliance was governed by a Master Transaction and Relationship Agreement dated as of March 26, 2003 (the “Master Agreement”) among Lazard Group, Intesa and Lazard Italy.

As previously disclosed, in connection with the transactions in connection with the equity public offering of Lazard Ltd, Lazard Group and Intesa held various discussions concerning the joint venture relationship and the impact of the equity public offering. In the course of such discussions, Intesa notified Lazard Group of its intention not to extend the term of the joint venture relationship beyond its initial expiration date of December 31, 2007. The strategic alliance accordingly is due to expire on December 31, 2007, as a result of which Lazard Group would be obligated to acquire the Intesa JV Interest and the $50,000 Subordinated Promissory Note on or about February 4, 2008 for an aggregate amount in cash not to exceed $150,000.

On March 31, 2006, Lazard Group, Lazard Italy and Intesa reached an agreement regarding their future business relationship in Italy and entered into a Termination Agreement (the “Termination Agreement”), which provides for the termination of the joint venture relationship and the Master Agreement at the closing of the transactions contemplated by the Termination Agreement and mutual release arrangements with respect to matters concerning the joint venture relationship. At this termination closing, which is expected to occur

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

promptly after receipt of required regulatory approvals and satisfaction or waiver of other customary closing conditions, the following adjustments will be made to the terms of Intesa’s investment in Lazard Group and its affiliates:

•	The $150,000 Subordinated Convertible Note will be amended and restated, among other things, to provide for its convertibility into shares of Lazard Ltd Class A common stock at an effective conversion price of $57 per share, resulting in an aggregate of approximately 2,632,000 shares of Lazard Ltd Class A common stock being issuable to Intesa if it elects to fully convert the amended $150,000 Subordinated Convertible Note. The amended $150,000 Subordinated Convertible Note will mature in September 2016 and have a fixed annual interest rate of 3.25%. One-third of the principal amount of the amended $150,000 Subordinated Convertible Note will generally be convertible after July 1 in each of 2008, 2009 and 2010, and this note will no longer be convertible after June 30, 2011. Lazard Ltd will enter into a Registration Rights Agreement with Intesa providing for certain customary registration rights with respect to the shares of Lazard Ltd Class A common stock it receives upon conversion of the amended $150,000 Subordinated Convertible Note. The Guarantee will also be amended to reflect the terms of the amended $150,000 Subordinated Convertible Note.

•	The Intesa JV Interest and the $50,000 Subordinated Promissory Note will be acquired by Lazard Group in exchange for the issuance to Intesa of a $96,000 senior promissory note of Lazard Group due February 28, 2008 and a $50,000 subordinated promissory note of Lazard Group due February 28, 2008, respectively. The $96,000 senior promissory note will have a fixed annual interest rate of 4.25% and the $50,000 senior promissory note will have a fixed annual interest rate of 4.6%.

•	Lazard Group will pay to Intesa an amount equal to a 3% annualized return on the Intesa JV Interest from April 1, 2006 through the termination closing and the accrued and unpaid interest on the $50,000 Subordinated Promissory Note as of the termination closing. Intesa will pay to Lazard any dividends it receives in respect of the Intesa JV Interest in respect of fiscal year 2005 of Lazard Italy.

6.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of March 31, 2006 and December 31, 2005:

	Principal Amount	Maturity Date		Annual Interest Rate		Outstanding as of
						March 31, 2006	December 31, 2005
Lazard Group Senior Notes(a)	$550,000	2015		7.125%		$550,000	$550,000
Lazard Group Notes issued in connection with the ESUs(a)	437,500	2008-2035	(b)	6.12%		437,500	437,500
Revolving Credit Agreement(a)	125,000	2010		5.37-6.37	%(c)	25,000	30,000
Other		2006		Various		3,017	4,582

Total						$1,015,517	$1,022,082

(a)	See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information.
(b)	Maturity date can vary based on a remarketing of the Lazard Group Notes, and will mature (i) in the event of a successful remarketing, on any date no earlier than May 15, 2010 and no later than May 15, 2035, as we may elect, (ii) in the event of a failed remarketing, on May 15, 2008 and (iii) otherwise on May 15, 2035.
(c)	Interest rates vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin.

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Subordinated Debt—Subordinated debt at March 31, 2006 and December 31, 2005 amounted to $200,000 and consist of amounts due to Intesa in connection with the Strategic Alliance transaction in Italy (See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements).

As of March 31, 2006, the Company is in compliance with all obligations under its various senior and subordinated borrowing arrangements.

7.	COMMITMENTS AND CONTINGENCIES

Commitments—Lazard has various leases and other contractual commitments arising in the ordinary course of business. In the opinion of management, the fulfillment of such commitments in accordance with their terms will not have a material adverse effect on Lazard’s consolidated financial position or results of operations.

During the three months ended March 31, 2005, the Company recorded impairment costs of approximately $6,300 relating to certain abandoned leased facilities in the U.K, which is included in “loss from discontinued operations” on the unaudited condensed consolidated statement of income. These costs represent a provision for lease obligations recorded prior to the lease indemnity from LFCM of $25,000 (described below) and as such are excluded from the indemnification. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the provision recorded for lease obligations on the cease-use date was determined based on the fair value of the liability for costs that will continue to be incurred for the remaining term of the lease without economic benefit to the Company, based on the remaining lease rentals, reduced by estimated sublease rentals.

With respect to the abandoned facilities discussed above, at March 31, 2006 and December 31, 2005 the Company has recorded liabilities of $35,208 and $37,490, respectively, exclusive of the indemnification described below, which are included in “other liabilities” on the unaudited condensed consolidated statements of financial condition. Payments toward the liabilities continue through the remaining term of the leases. Such liabilities are based on the discounted future commitment, net of expected sublease income.

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

The receivable relating to the indemnity from LFCM Holdings of $25,000 was recorded at its present value. After payments received in 2005 of $6,209, the net present value of the balance due at March 31, 2006 and December 31, 2005 of $17,275 and $17,031, respectively, is included in “receivables - related parties” on the unaudited condensed consolidated statements of financial condition (see Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements). The balance is due based on a schedule of periodic payments through May 10, 2010.

Legal—The Company businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. The Company is involved in a number of judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses. The Company reviews such matters on a case by case basis and establishes its reserves in accordance

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

with SFAS No. 5, “Accounting For Contingencies”. Management believes, based on currently available information, that the results of such matters, in the aggregate, will not have a material adverse effect on its financial condition but might be material to its operating results or cash flows for any particular period, depending upon the operating results for such period.

The Company received a request for information from the NASD as part of what it understands to be an industry investigation relating to gifts and gratuities, which is focused primarily on the Company’s former Capital Markets business, which business was transferred to LFCM Holdings as a part of the separation. In addition, the Company received requests for information from the NASD, SEC and the U.S. Attorney’s Office for the District of Massachusetts seeking information concerning gifts and entertainment involving an unaffiliated mutual fund company, which are also focused on that same business. The Company believes that other broker-dealers also received requests for information. In the course of an internal review of these matters, there were resignations or discipline of certain individuals associated with Lazard’s former Capital Markets business. These investigations are continuing and the Company cannot predict their potential outcomes. Accordingly, the Company has not recorded an accrual for losses related to any such judicial, regulatory or arbitration proceedings.

Lazard Ltd and Goldman Sachs & Co., the lead underwriter of Lazard Ltd’s equity public offering of its Class A common stock, as well as several members of Lazard Ltd’s management and board of directors, have been named as defendants in several putative class action lawsuits and a putative stockholder derivative lawsuit filed in the U.S. District Court for the Southern District of New York, and in a putative class action lawsuit and a putative stockholder derivative lawsuit filed in the Supreme Court of the State of New York. The defendants removed the putative class action lawsuit filed in the Supreme Court of the State of New York to the U.S. District Court for the Eastern District of New York, and the plaintiffs moved for remand. The motion for remand was referred to a Magistrate Judge, who has issued a Report and Recommendation recommending that the plaintiffs’ motion be granted. The defendants removed the putative derivative lawsuit filed in the Supreme Court of the State of New York to the U.S. District Court for the Southern District of New York, and the plaintiff moved for remand. By Decision and Order dated February 17, 2006, the U.S. District Court for the Southern District of New York granted the plaintiff’s motion for remand. The defendants have filed a Notice of Appeal. The plaintiffs in the putative class action lawsuits filed in the U.S. District Court for the Southern District of New York have filed a consolidated amended complaint, and the defendants have filed a motion to dismiss that complaint. The putative class action lawsuits purport to have been filed on behalf of persons who purchased securities of Lazard Ltd in connection with the equity public offering or in the open market. The putative class actions allege various violations of the federal securities laws and seek, inter alia, compensatory damages, rescission or rescissory damages and other unspecified equitable, injunctive or other relief. The putative derivative actions purport to be brought on behalf of Lazard Ltd against its directors and Goldman Sachs & Co. and allege, among other things, that the directors breached their fiduciary duties to Lazard Ltd in connection with matters related to the equity public offering and seek compensatory damages, punitive damages and other unspecified equitable or other relief. We believe that the suits are without merit and intend to defend them vigorously.

For a description of recent developments involving the Company’s relationship with Intesa, see Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements.

8.	MEMBERS’ DEFICIENCY

Pursuant to Lazard Group’s Operating Agreement as in effect prior to the amended and restated Operating Agreement, Lazard Group allocated and distributed to its members a substantial portion of its distributable profits in

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

three monthly installments, as soon as practicable after the end of each fiscal year. Such installment distributions usually began in February. In addition, other periodic distributions to members included, as applicable, capital withdrawals, fixed return on members’ equity and income tax advances made on behalf of members.

In connection with the consummation of the equity public offering, during the period January 1 through May 9, 2005, members’ equity was reduced by approximately $145,000 (including $18,000 in the three month period ended March 31, 2005) for the repurchase of working member interests prior to consummation of the equity public offering.

Pursuant to provisions of its amended and restated Operating Agreement, Lazard Group distributions in respect of common membership interests are allocated to the holders of such interests on a pro rata basis. At March 31, 2006, approximately 37.6% and 62.4% of the outstanding Lazard Group common membership interests are held by subsidiaries of Lazard Ltd and by LAZ-MD Holdings, respectively. Such distributions represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and the members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests. In February 2006, Lazard Group distributed $5,591 to LAZ-MD Holdings and $3,375 to Lazard Ltd’s subsidiaries, which latter amount was used by Lazard Ltd to pay dividends to holders of its Class A common stock. In March 2006, Lazard Group made tax distributions of $12,239, including $7,632 to LAZ-MD Holdings and $4,607 to subsidiaries of Lazard Ltd.

Shares Available Under the Lazard Ltd 2005 Equity Incentive Plan (the “Equity Incentive Plan”)

The Equity Incentive Plan authorizes the issuance of up to 25,000,000 shares of Lazard Ltd Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock, stock units and other equity-based awards. Each stock unit granted under the Equity Incentive Plan represents a contingent right to receive one share of Lazard Ltd Class A common stock at no cost to the recipient. The fair value of such stock unit awards is equal to the closing market price of Lazard Ltd’s Class A common stock at the date of grant.

Deferred Stock Unit (“DSUs”) Grants

As part of their compensation for serving as members of the Board of Directors and its various committees, during the three month period ended March 31, 2006, certain of the Non-Executive Directors of Lazard Ltd (who are also the same Non-Executive Directors of Lazard Group) were granted approximately 1,625 DSUs, with an average fair value on the dates of grant of $39.10 per unit. DSU awards are expensed at their full fair value on their date of grant, and approximately $32 of expense was charged to Lazard Group in connection with the DSUs during the three month period ended March 31, 2006.

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the Equity Incentive Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election shall equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Lazard Ltd Class A common stock on the date on which the foregone cash fees would otherwise have been paid.

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Restricted Stock Unit (“RSUs”) Grants

On January 24, 2006, the Company granted 2,711,041 RSUs to eligible employees. These RSUs include a dividend participation right during the vesting period that provides that each RSU receives additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Lazard Ltd Class A common stock. During the three month period ended March 31, 2006, such dividend participation rights resulted in the issuance of 6,341 additional RSUs. Through March 31, 2006, 32,943 of the RSUs granted in 2006 were forfeited, including those relating to the dividend participation rights. In addition, during the three month period ended March 31, 2006, 4,000 shares relating to RSUs granted in 2005 were forfeited.

The RSUs convert into Lazard Ltd Class A common stock on a one-for-one basis after the stipulated vesting periods. The aggregate fair value of the RSUs is amortized, as compensation expense, over the vesting periods. Expense relating to RSUs is charged to “compensation and benefits” within the unaudited condensed consolidated statement of income, and for the three month period ended March 31, 2006 amounted to approximately $4,200.

The following is a summary of activity relating to DSUs and RSUs during the three month period ended March 31, 2006:

	DSUs		RSUs
	Units	Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value
Balance, January 1, 2006	9,968	$25.33	1,033,733	$23.87
Granted (including 6,341 RSU units relating to dividend participation)	1,625	$39.10	2,717,382	$34.76
Forfeited			(36,943)	$33.56
Converted	(3,059)	$25.33

Balance, March 31, 2006	8,534	$27.95	3,714,172	$31.74

As of March 31, 2006, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $85,192. Such compensation expense is expected to be recognized over a weighted average period of approximately 4.0 years and the ultimate amount of such expense is dependent upon the actual number of RSUs that will vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates could cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense as of March 31, 2006.

Share Repurchase Program

On February 7, 2006, the Board of Directors of Lazard Ltd authorized the repurchase of up to $100,000 in aggregate cost of Lazard Ltd’s Class A common stock. The share repurchase program will be used primarily to offset shares to be issued under the Equity Incentive Plan. Purchases may be made in the open market or through privately negotiated transactions in 2006 and 2007. There were no share repurchases during the three month period ended March 31, 2006.

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

9.	EMPLOYEE BENEFIT PLANS

The Company, through its subsidiaries, provides retirement and other post-employment benefits to certain of its employees through defined contribution and defined benefit pension plans and other post-retirement benefit plans. The Company has the right to amend or terminate its benefit plans at any time subject to the terms of such plans. Expenses incurred related to the defined benefit pension plans, the defined benefit pension plan supplement and the post-retirement health care plans are included in “compensation and benefits” and, with respect to the separated businesses, “loss from discontinued operations” on the unaudited condensed consolidated statements of income. Such expenses for the three month periods ended March 31, 2006 and 2005 are shown in the tables below.

	Pension Plans	Pension Plan Supplement	Post- Retirement Medical Plans
Three month period ended March 31, 2006
Service cost	$1,518		$50
Interest cost	5,924	$16	111
Expected return on plan assets	(6,966)
Amortization of transition (asset) obligation
Amortization of prior service cost			(346)
Recognized actuarial (gain) loss	430		75
Settlements (curtailments)			(2,134)

Net periodic benefit cost (credit)	$906	$16	$(2,244)

Three month period ended March 31, 2005
Service cost	$1,998		$89
Interest cost	6,774	$22	135
Expected return on plan assets	(6,973)
Amortization of prior service cost	(115)		(482)
Recognized actuarial (gain) loss	844	(3)	111
Settlements (curtailments)			(2,302)

Net periodic benefit cost (credit)	$2,528	$19	$(2,449)

The net periodic benefit cost (credit) is related to continuing and discontinued operations as follows:
Continuing operations	$2,560	$13	$(2,402)
Discontinued operations	(32)	6	(47)

Net periodic benefit cost (credit)	$2,528	$19	$(2,449)

Termination of LCH’s Post-Retirement Medical Plan—In April 2004, LCH announced a plan to terminate its Post-Retirement Medical Plan. As a result of such action, benefits available to eligible active employees and retirees will cease on February 28, 2007. In accordance with SFAS No. 106, “Employers’ Accounting for Post-Retirement Benefits Other Than Pensions,” the Company is recognizing the effect of such termination as a reduction of employee compensation and benefits expense over the period ending February 2007. For the three month periods ended March 31, 2006 and 2005, compensation and benefits expense was reduced by $2,134 and $2,302, respectively, related to the effect of such termination.

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Amendments to LCH Pension Plans—Effective March 31, 2006, the LCH pension plans were amended to cease future accruals. As a result of such amendment, future service and compensation increases will not count for purposes of future benefit accruals under the plans. Vested benefits for active participants as of March 31, 2006 will be retained.

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

The Company will make further payments amounting to 16.4 million British pounds on June 1, 2006, 8.2 million British pounds on June 1, 2007 and 8.2 million British pounds on June 1, 2008. Relating to the June 1, 2006 payment, Lazard Group recorded a receivable of approximately $26,800 from LFCM Holdings relating to the 15.0 million British pounds which is the remaining amount that LFCM Holdings is obligated to reimburse the Company (see Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements).

10.	INCOME TAXES

The provision for income taxes for the three month periods ended March 31, 2006 and 2005 was $13,284 and $7,803, respectively, representing effective tax rates on operating income from continuing operations of 17.0% and 7.9%, respectively. Lazard Group historically has operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income has not been subject to U.S. federal income taxes because taxes related to its income represent obligations of the individual partners. Outside the U.S., Lazard Group has operated principally through corporations and has been subject to local income taxes. Income taxes reflected on the condensed consolidated statements of income are attributable to taxes incurred in non-U.S. entities and to UBT attributable to Lazard Group’s operations apportioned to New York City. Lazard Group’s provision for income taxes is accounted for under the provisions of SFAS No. 109—Accounting for Income Taxes.

Following the equity public offering, Lazard Group is continuing to operate in the U.S. as a limited liability company treated as a partnership for U.S. federal income tax purposes and remains subject to local income taxes outside the U.S. and to UBT.

Deferred income taxes reflect the net tax effects of temporary differences between the book and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

differences are expected to reverse. Such temporary differences are reflected in deferred tax assets and liabilities and are included in “other assets” and “other liabilities,” respectively, on the unaudited condensed consolidated statements of financial condition.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by the Company in making this assessment.

11.	RELATED PARTIES

Amounts receivable from and payable to related parties as of March 31, 2006 and December 31, 2005 are set forth below:

	March 31, 2006	December 31, 2005
Receivables
LFCM Holdings	$51,791	$53,787
LAZ-MD Holdings	17	145
Lazard Ltd Subsidiaries	818	617

Total	$52,626	$54,549

Payables
LFCM Holdings	$1,101	$1,234
Lazard Ltd Subsidiaries	7,499	8,280

Total	$8,600	$9,514

LFCM Holdings

LFCM Holdings owns and operates the separated businesses and is owned by the working members, including Lazard’s managing directors who are also members of LAZ-MD Holdings. In addition to the master separation agreement which effected the separation and recapitalization as discussed in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, LFCM Holdings entered into an insurance matters agreement and a license agreement that addressed various business matters associated with the separation, as well as several other agreements discussed below.

Under the employee benefits agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings, LFCM Holdings generally assumed, as of the completion of the separation and recapitalization transactions, all outstanding and future liabilities in respect of the current and former employees of the separated businesses. The Company retained all accrued liabilities under, and assets of, the pension plans in the U.S. and the U.K. as well as the 401(k) Plan accounts of the inactive employees of LFCM Holdings and its subsidiaries. See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements for additional information regarding employer contributions and indemnities from LFCM Holdings.

Pursuant to the administrative services agreement dated as of May 10, 2005, by and among LAZ-MD Holdings, LFCM Holdings and Lazard Group (the “administrative services agreement”), Lazard Group provides

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

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

For the three month period ended March 31, 2006, amounts recorded by Lazard Group relating to administrative and support services and referral fees for underwriting transactions amounted to approximately $1,015 and $551, respectively.

Receivables from LFCM Holdings and its subsidiaries as of March 31, 2006 and December 31, 2005 include $17,275 and $17,031, respectively, outstanding related to the lease indemnity agreement and $26,800 as of March 31, 2006 and December 31, 2005 related to the U.K. pension indemnity. The remaining receivables of $7,716 and $9,956 at March 31, 2006 and December 31, 2005, respectively, relate primarily to administrative and support services and reimbursement of expenses paid on behalf of LFCM Holdings ($4,300 and $2,600 as of March 31, 2006 and December 31, 2005, respectively) and referral fees for underwriting transactions ($2,900 and $6,300 as of March 31, 2006 and December 31, 2005, respectively).

LAZ-MD Holdings

As of March 31, 2006, LAZ-MD Holdings holds an approximate 62.4% common membership interest in Lazard Group and Lazard Ltd holds the remaining 37.6% common membership interest. Additionally, LAZ-MD Holdings is the sole owner of the one issued and outstanding share of Class B common stock (the “Class B common stock”) of Lazard Ltd. As of March 31, 2006, the Lazard Ltd Class B common stock provides LAZ-MD Holdings with approximately 62.4% of the voting power but no economic rights in Lazard Ltd. Subject to certain limitations, LAZ-MD Holdings exchangeable interests are exchangeable for Lazard Ltd Class A common stock. However, the Lazard Ltd Class B common stock will represent no less than 50.1% of the voting power until December 31, 2007.

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the three month period ended March 31, 2006, such charges amounted to $50.

Lazard Ltd Subsidiaries

As of March 31, 2006 and December 31, 2005, Lazard Group’s receivables from Lazard Ltd subsidiaries primarily relate to amounts paid by Lazard Group on behalf of such wholly-owned subsidiaries of Lazard Ltd. As of March 31, 2006 and December 31, 2005, Lazard Group’s payables to Lazard Ltd subsidiaries primarily relate to the liability for the quarterly contract adjustment payments on the purchase contracts associated with the ESUs (see Note 2 of Notes to Consolidated Financial Statements) of $4,617 and $5,647, respectively, and, as of both dates, a $2,000 interest-bearing loan payable to a wholly-owned subsidiary of Lazard Ltd, plus accrued interest thereon.

12.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded on LFNY’s statement of financial condition, or $5, whichever is greater. At March 31, 2006, LFNY’s regulatory net capital was $35,133, which exceeded the minimum requirement by $30,465.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Services Authority (the “FSA”). The Company presently estimates that at March 31, 2006, the aggregate regulatory net capital of the U.K. Subsidiaries was $169,676, which exceeded the minimum requirement by $101,219.

The Financial Advisory activities of Lazard Frères SAS (“LF”) and its wholly-owned subsidiaries, including LFB, are authorized by the Comité des Etablissements de Crédit et des Entreprises d’Investissement and are regulated by the Comité de la Réglementation Bancaire et Financière. Supervision is exercised by the Commission Bancaire, which is responsible, in liaison with the Banque de France, for ensuring compliance with the regulations. In this context LF has the status of a bank holding company (“Compagnie Financière”) and LFB is a registered bank (“Etablissement de Crédit”). In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries, primarily LFG (asset management) and Fonds Partenaires Gestion (private equity, merchant banking), are subject to regulation and supervision by the Autorité des Marchés Financiers. At March 31, 2006, the consolidated regulatory net capital of LF was $153,770, which exceeded the minimum requirement set for regulatory capital levels by $65,198.

Certain other U.S. and non-U.S. subsidiaries are subject to various other capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At March 31, 2006, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $38,549, which exceeded the minimum required capital by $26,824.

During the three month period ended March 31, 2006, each of these subsidiaries individually were in compliance with its regulatory capital requirements.

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

13.	SEGMENT OPERATING RESULTS

The Company’s reportable segments offer different products and services and are managed separately as different levels and types of expertise are required to effectively manage the segments’ transactions. Each segment is reviewed to determine the allocation of resources and to assess its performance. Prior to May 10, 2005, the Company’s business results were categorized into the following three segments: Financial Advisory, Asset Management and Capital Markets and Other. On May 10, 2005 the Capital Markets and Other segment was disposed of in connection with the separation as discussed in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements. Consequently, subsequent to May 10, 2005, the Company has two segments: Financial Advisory which includes providing advice on mergers, acquisitions, restructurings and other financial matters; and Asset Management which includes the management of equity and fixed income securities and merchant banking funds. Capital Markets and Other consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services, merchant banking fund management activities outside of France and specified non-operating assets and liabilities. In addition, the Company records selected other activities in Corporate, including cash and marketable investments, certain long-term investments, and the commercial banking activities of LFB. The Company also allocates outstanding indebtedness to Corporate.

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

The Company’s segment information for the three month periods ended March 31, 2006 and 2005 is prepared using the following methodology:

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

LAZARD GROUP LLC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income and believes that the following information provides a reasonable representation of each segment’s contribution to continuing operations with respect to net revenue, operating income and total assets:

		For the Three Months Ended March 31,
		2006	2005
Financial Advisory	Net Revenue	$222,131	$157,259
	Operating Expenses	164,270	97,418

	Operating Income	$57,861	$59,841

Asset Management	Net Revenue	$124,402	$106,863
	Operating Expenses	92,430	69,982

	Operating Income	$31,972	$36,881

Corporate	Net Revenue	$(10,317)	$(4,023)
	Operating Expenses	1,266	(5,570)

	Operating Income (Loss)	$(11,583)	$1,547

Total	Net Revenue	$336,216	$260,099
	Operating Expenses	257,966	161,830

	Operating Income	$78,250	$98,269

	As of
	March 31, 2006	December 31, 2005
Total Assets:
Financial Advisory	$333,166	$336,576
Asset Management	294,859	308,054
Corporate	1,141,494	1,262,503

Total	$1,769,519	$1,907,133

14.     DISCONTINUED OPERATIONS

Loss from discontinued operations for the three month period ended March 31, 2005 was comprised of the following:

Three Months Ended March 31, 2005

Net revenue	$37,879

Pre-tax loss	$(6,597)
Provision for income taxes	253

Loss from discontinued operations (net of tax)	$(6,850)

Item 1A.   Pro Forma Financial Information (Unaudited)

Page
Unaudited Pro Forma Condensed Consolidated Statement of Income For The Three Month Period Ended March 31, 2005	30

As described below and elsewhere in this quarterly report on Form 10-Q, the historical results of operations for periods prior to May 10, 2005, the date of the equity public offering, are not comparable to results of operations for subsequent periods. Accordingly, for periods prior to May 10, 2005, Lazard believes that pro forma results provide the most meaningful basis for comparison of historical periods.

The following unaudited pro forma condensed consolidated statement of income for the three month period ended March 31, 2005 presents the consolidated results of operations of Lazard Group assuming that the separation and recapitalization transactions, including the equity public offering and the financing transactions, had been completed as of January 1, 2005. The pro forma adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the separation and recapitalization transactions, including the equity public offering and the financing transactions, on the historical financial information of Lazard. The adjustments are described in the notes to the unaudited pro forma condensed consolidated statement of income and principally include the matters set forth below.

•	The separation, which is described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

•	Payment for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, prior to May 10, 2005 has been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense and distributions to profit participation members. As a result, Lazard Group’s operating income prior to May 10, 2005 included within the accompanying unaudited condensed consolidated financial statements did not reflect payments for services rendered by its managing directors. For periods subsequent to the consummation of the equity public offering, as described in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements, Lazard now includes all payments for services rendered by its managing directors and distributions to profit participation members in compensation and benefits expense.

•	The use of proceeds from the financing transactions.

•	The net incremental expense related to the financing transactions.

The unaudited pro forma financial information of the Company should be read together with the accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Lazard’s historical unaudited condensed consolidated financial statements and the related notes included elsewhere herein.

The unaudited pro forma condensed consolidated financial information is included for informational purposes only and does not purport to reflect the results of operations of Lazard Group that would have occurred had it operated as a separate, independent company during the period presented. Actual results might have differed from pro forma results if Lazard Group had operated independently. The unaudited pro forma condensed consolidated financial information should not be relied upon as being indicative of Lazard Group’s results of operations had the transactions described in connection with the separation and recapitalization transactions, including the equity public offering and the financing transactions, been completed on January 1, 2005. The unaudited pro forma condensed consolidated financial information also does not project the results of operations for any future period or date.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Month Period Ended March 31, 2005
	Historical		Pro Forma Adjustments		Total	Pro Forma Adjustments For The Financing Transactions		Lazard Group Pro Forma, as Adjusted
	($ in thousands)
Total revenue	$270,007				$270,007			$270,007
Interest expense	(9,908	)(a)			(9,908)	$(13,943	)(d)	(23,851)

Net revenue	260,099				260,099	(13,943)		246,156

Operating Expenses:
Compensation and benefits	105,881		$46,798	(b)	152,679			152,679
Premises and occupancy costs	16,383				16,383			16,383
Professional fees	8,858				8,858			8,858
Travel and entertainment	8,975				8,975			8,975
Other	21,733				21,733			21,733

Operating expenses	161,830		46,798		208,628			208,628

Operating income from continuing operations	98,269		(46,798)		51,471	(13,943)		37,528
Provision (benefit) for income taxes	7,803		(11	)(c)	7,792	(2,163	)(e)	5,629

Income allocable to members before minority interest in net income	90,466		(46,787)		43,679	(11,780)		31,899
Minority interest in net income	10,260		(14,534	)(b)	(4,274)			(4,274)

Income from continuing operations	$80,206		($32,253)		$47,953	($11,780)		$36,173

See Notes to Unaudited Pro Forma Condensed Consolidated Statement of Income

Notes to Unaudited Pro Forma Condensed Consolidated Statement of Income ($ in thousands):

(a)	Interest expense includes accrued dividends relating to Lazard Group’s mandatorily redeemable preferred stock issued in March 2001, which amounted to $2,000 for the three month period ended March 31, 2005.

(b)	Prior to the equity public offering, payments for services rendered by the Company’s managing directors were accounted for as distributions from members’ capital, or as minority interest in net income in the case of payments to LAM managing directors and certain key LAM employee members through May 9, 2005, rather than as compensation and benefits expense. As a result, the Company’s compensation and benefits expense and income from continuing operations did not reflect most payments for services rendered by Lazard Group’s managing directors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financial Measures and Indicators—Net Income Allocable to Members.”

The adjustment reflects the classification of those payments for services rendered prior to May 10, 2005 as compensation and benefits expense and has been determined as if the new compensation policy described below had been in place prior to May 10, 2005. Accordingly, the unaudited pro forma condensed consolidated statement of income data reflects compensation and benefits expense based on new retention agreements that are in effect.

Following the completion of the equity public offering, the Company’s policy is that its compensation and benefits expense, including that payable to its managing directors, will not exceed 57.5% of operating revenue each year (although the Company retains the ability to change this policy in the future). The Company’s managing directors have been informed of this new policy. The new retention agreements with its managing directors generally provide for a fixed salary and discretionary bonus, which may include an equity-based compensation component. Lazard defines “operating revenue” for these purposes as consolidated total gross revenue less (i) revenue related to the consolidation of LAM general partnerships and (ii) interest expense related to LFB, our Paris-based banking affiliate, with such operating revenue being $265,529 for the three month period ended March 31, 2005.

The overall net adjustment to increase historical compensation and benefits expense is $46,798 for the three month period ended March 31, 2005. The net adjustments are the result of aggregating the distributions representing payments for services rendered by managing directors and employee members of LAM prior to May 10, 2005.

(c)	Reflects a net tax benefit adjustment for a reclassification from LAM minority interest.

(d)	Reflects net incremental interest expense related to the separation and recapitalization transactions, including the financing transactions and the amortization of capitalized costs associated with the financing transactions, estimated to be $13,943 for the three month period ended March 31, 2005.

(e)	Reflects the net income tax impact associated with the separation and recapitalization transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Group’s unaudited condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.

Forward-Looking Statements and Certain Factors that May Affect Our Business

Management has included in Parts I and II of this Quarterly Report on Form 10-Q, including in its Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), statements that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”) under the caption “Risk Factors,” including the following:

•	a decline in general economic conditions or the global financial markets,

•	losses caused by financial or other problems experienced by third parties,

•	losses due to unidentified or unanticipated risks,

•	a lack of liquidity, i.e., ready access to funds, for use in our businesses, and

•	competitive pressure.

The Company operates in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can management assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although management believes the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, level of activity, performance or achievements. Moreover, neither management nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. The Company is under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results or revised expectations and does not intend to do so.

Forward-looking statements include, but are not limited to, statements about our:

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

Lazard Group is committed to providing timely and accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, Lazard and its operating companies use their websites to convey information about their businesses, including the anticipated release of quarterly financial results and the posting of updates of assets under management (“AUM”) in various hedge funds and mutual funds and other investment products managed by Lazard Asset Management LLC and its subsidiaries. Monthly updates of these funds will be posted to the Lazard Asset Management website (www.lazardnet.com) by the 5th business day following the end of each month. Investors can link to Lazard and its operating company websites through www.lazard.com. Our websites and the information contained therein or connected thereto shall not be deemed to be incorporated into this quarterly report.

Completion of Separation and Recapitalization Transactions

The separation and recapitalization transactions were completed as of May 10, 2005, at which time the separated business became part of LFCM Holdings. Except as otherwise expressly noted, this quarterly report, including this MD&A and the historical consolidated financial data of Lazard Group reflect the historical results of operations and financial position of Lazard Group, and includes the separated businesses in discontinued operations. In addition to other adjustments, the pro forma financial data included in this Form 10-Q reflect financial data of Lazard Group giving effect to the separation, as well as other adjustments made as a result of the equity public offering, the financing transactions and the recapitalization.

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

Prior to May 10, 2005, the Company also had a business segment called Capital Markets and Other, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services and merchant banking fund management activities outside of France as well as other specified non-operating assets and liabilities. The Company transferred its Capital Markets and Other segment to LFCM Holdings on May 10, 2005 and it is no longer a segment of the Company. The operating results of the former segment are reflected as discontinued operations.

For the three month period ended March 31, 2006, Financial Advisory, Asset Management and Corporate contributed approximately 66%, 37% and (3)% of consolidated net revenue, respectively.

Business Environment

Economic and market conditions, particularly global M&A activity, can significantly affect our financial performance. Lazard operates in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for Lazard’s management to predict all risks and uncertainties, nor can Lazard assess the impact of all factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. See the section entitled “Risk Factors” in the Form 10-K. Net income and revenue in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

The respective source for the data contained herein relating to (i) the volume of global and trans-Atlantic completed and announced merger and acquisition transactions is Thompson Financial as of April 21, 2006, and (ii) the amount of corporate debt defaults is Moody’s Investors Service, Inc., all rights reserved.

Financial Advisory

For the three month period ended March 31, 2006, the volume of global completed M&A transactions increased 55% versus the corresponding period ended March 31, 2005, increasing to $639 billion from $411 billion, respectively, with the volume of trans-Atlantic completed M&A transactions experiencing a 61% increase, to $61 billion from $38 billion. Over the same period, the volume of global announced M&A transactions increased by 46%, to $889 billion, from $607 billion, and the volume of trans-Atlantic announced M&A transactions increased by 331% to $69 billion from $16 billion reflecting growing industry-wide activity. Over the same time frame, financial restructuring activity remained flat, with the amount of corporate debt defaults at $2 billion in both periods. Lazard believes that its Financial Advisory business would continue to benefit from any sustained increase in M&A volume. While the rate of global corporate debt defaults are near all time low levels, we believe our financial restructuring business would benefit from any future increase in global restructuring activity.

Asset Management

During the three month period ended March 31, 2006, global stock markets increased as evidenced by the MSCI World Index increasing by 6%. European markets were strong, with the DAX, CAC 40 and FTSE 100 gaining 10%, 11% and 6%, respectively. In the U.S., gains were more modest, with the Dow Jones Industrial Average and the S&P 500 indices each increasing by 4%, while the NASDAQ increased 6%.

For the twelve month period from April 1, 2005 until March 31, 2006, the MSCI World Index rose by 16%. European markets experienced gains of 37%, 28% and 22%, respectively, for the DAX, CAC 40 and FTSE 100 indices. In the U.S, gains of 17%, 10% and 6%, respectively, were experienced in the NASDAQ, S&P 500 and the Dow Jones Industrial Average indices.

The changes in global market indices generally correspond to Lazard’s market-related changes in its AUM.

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

Lazard’s Asset Management segment includes LAM, LFG and merchant banking operations. Asset Management net revenue is derived from fees for investment management and advisory services provided to institutional and private clients. The main driver of Asset Management net revenue is the level of AUM, which is influenced in large part by Lazard’s investment performance and by Lazard’s ability to successfully attract and retain assets, as well as the broader performance of the global equity markets and, to a lesser extent, fixed income markets. As a result, fluctuations in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. In addition, as Lazard’s AUM include significant assets that are denominated in currencies other than U.S. dollars, changes in the value of the U.S. dollar relative to non-U.S. currencies will impact the value of Lazard’s AUM. Fees vary with the type of assets managed, with higher fees earned on actively managed equity assets, alternative investments (such as hedge funds) and merchant banking products, and lower fees earned on fixed income and cash management products. Lazard also earns performance-based incentive fees on some investment products, such as hedge funds, merchant banking funds and other investment products. Incentive fees on hedge funds are typically calculated based on a specified percentage of a fund’s net appreciation during a fiscal period and can be subject to loss carry-forward provisions in which losses incurred in the current period are applied against future period net appreciation. Incentive fees on merchant banking funds also may be earned in the form of a carried interest when profits from merchant banking investments exceed a specified threshold. Incentive fees earned for the years ended December 31, 2005, 2004, and 2003 of $45 million, $27 million and $38 million, respectively, demonstrate the volatility incentive fees may have on total net revenue.

Corporate net revenue consists primarily of investment income generated from long-term investments, including principal investments that Lazard has made in merchant banking and alternative investment funds managed by the Asset Management segment, net interest income generated by LFB, interest income related to cash and marketable investments and interest expense related to outstanding borrowings. As a result of the consummation of the equity public offering, interest expense related to the financing transactions is now included in Corporate net revenue. Corporate net revenue can fluctuate due to mark-to-market adjustments on long-term and marketable investments, changes in interest rates and in interest rate spreads earned by LFB and changes in the levels of Lazard’s cash, marketable investments, long-term investments and indebtedness. Although Corporate net revenue during the three month period ended March 31, 2006 represented (3)% of Lazard’s net revenue, total assets in this segment represented 65% of Lazard’s consolidated total assets as of March 31, 2006, principally attributable to the relatively significant amounts of assets associated with LFB, and, to a lesser extent, cash, marketable investments and long-term investment balances.

Lazard expects to experience significant fluctuations in net revenue and operating income during the course of any given year. These fluctuations arise because a significant portion of Financial Advisory net revenue is earned upon the successful completion of a transaction or financial restructuring, the timing of which is uncertain and is not subject to Lazard’s control. Asset Management net revenue is also subject to periodic fluctuations. Asset Management fees are generally based on AUM measured as of the end of a quarter or month, and an increase or reduction in AUM at such dates, due to market price fluctuations, currency fluctuations, net client asset flows or otherwise, will result in a corresponding increase or decrease in management fees. In addition, incentive fees earned on AUM are generally not recorded until potential uncertainties regarding the ultimate realizable amounts have been determined. For most of our funds such date is year-end, and therefore such incentive fees are recorded in the fourth quarter of Lazard’s fiscal year.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits. As a limited liability company, prior to the consummation of the equity public offering on May 10, 2005 payments for services rendered by the majority of Lazard’s managing directors were accounted for as distributions of members’ capital. In addition, subsequent to January 1, 2003, payments for services rendered by managing directors of LAM (and employee members of LAM) were accounted for as minority interest in net income. See “—Minority Interest.” Subsequent to the consummation of the equity public offering, Lazard now includes all payments for services rendered by its managing directors, including the managing directors of LAM and distributions to profit participation members, in compensation and benefits expense. As a result, while Lazard’s compensation and benefits expense and operating income for the three month period ended March 31, 2006 includes all such payments, compensation and benefits expense and operating income for the three month period ended March 31, 2005 does not include those payments for services rendered by Lazard’s managing directors.

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

Minority Interest

Minority interest consists of a number of components. As described below, amounts recorded as minority interest for the three month period ended March 31, 2006 are not comparable to amounts recorded as minority interest for the three month period ended March 31, 2005.

The Company consolidates various LAM related general partnership interests that it controls but does not wholly own, and its business in Italy which, through the Strategic Alliance, was 40% owned by Banca Intesa S.p.A. (“Intesa”).

As described in Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements, on March 31, 2006 Lazard Group, Lazard & Co. S.r.l. (“Lazard Italy”), an indirect subsidiary of Lazard Group, and Intesa reached an agreement regarding their future business relationship in Italy and entered into a Termination Agreement (the “Termination Agreement”), which provides for the termination of the joint venture relationship at the closing of the transactions contemplated by the Termination Agreement and mutual release arrangements with respect to matters concerning the joint venture relationship. At this termination closing, which is expected to occur promptly after receipt of required regulatory approvals and satisfaction or waiver of other customary closing conditions, Lazard Group will repurchase Intesa’s investment Lazard Italy and make certain other adjustments to the terms of Intesa’s investment in Lazard Group and its affiliates.

As described in Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements, commencing May 10, 2005, the Company no longer recognizes payments for services rendered by the managing directors of LAM (and employee members of LAM) as charges to minority interest. Effective May 10, 2005, those charges are now included in compensation and benefits expense and distributions to profit participation members.

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

The consolidated results of operations for the three month periods ended March 31, 2006 and 2005, are set forth below:

	Three Months Ended March 31,
	2006	2005
	($ in thousands)
Net Revenue:
Financial Advisory	$222,131	$157,259
Asset Management	124,402	106,863
Corporate	(10,317)	(4,023)

Net revenue	336,216	260,099

Operating Expenses:
Compensation and benefits (and, commencing May 10, 2005, distributions to profit participation members)(*)	200,139	105,881
Non-compensation expense	57,827	55,949

Total operating expenses	257,966	161,830

Operating Income from Continuing Operations(*)	78,250	98,269
Provision for income taxes	13,284	7,803

Income from Continuing Operations Before Minority Interest in Net Income(*)	64,966	90,466
Minority interest in net income	5,263	10,260

Income from Continuing Operations(*)	59,703	80,206
Loss from Discontinued Operations (net of income tax provision of $253)(*)		(6,850)

Net Income Allocable to Members of Lazard Group(*)	$59,703	$73,356

(*)	Excludes, as applicable, with respect to the three month period ended March 31, 2005 (a) payments for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense.

The Company calculates operating revenue as follows:

	Three Months Ended March 31,
	2006	2005
	($ in thousands)
Operating revenue
Historical total revenue	$360,243	$270,007
Add (deduct):
LFB Interest expense	(3,875)	(4,478)
Revenue related to consolidation of LAM general partnerships	(5,259)

Operating revenue	$351,109	$265,529

Certain key ratios, statistics and headcount information for the three month periods ended March 31, 2006 and 2005 are set forth below:

	Three Months Ended March 31,
	2006	2005
As a % of Net Revenue:
Financial Advisory	66%	60%
Asset Management	37	41
Corporate	(3)	(1)

Net Revenue	100%	100%

As a % of Net Revenue:
Operating Income	23%	38%

	As of March 31,
	2006	2005*

Headcount:
Managing Directors:
Financial Advisory	128	131
Asset Management	43	39
Corporate	8	6
Limited Managing Directors	5	19
Other Employees:
Business segment professionals	753	754
All other professionals and support staff	1,228	1,281

Total	2,165	2,230

*	After giving effect to the separation

Three Months Ended March 31, 2006 versus March 31, 2005

Net revenue was $336 million for the three month period ended March 31, 2006, up $76 million, or 29%, versus net revenue of $260 million in the corresponding period in 2005. During the 2006 period, Financial Advisory net revenue was $222 million, an increase of $65 million or 41% versus net revenue of $157 million in the corresponding period in 2005, with M&A net revenue having increased by $72 million or 59% and Financial Restructuring net revenue having decreased by $11 million or 44%. Asset Management net revenue was $124 million, an increase of $18 million or 16%, versus net revenue of approximately $107 million in the corresponding period in 2005, with management fees having increased by $8 million or 8%, and incentive fees having increased by approximately $1 million or 35% and other revenue having increased by $8 million. Corporate net revenue decreased by $6 million.

The increase in M&A net revenue is a result of both strong M&A performance, consistent with increased industry-wide completed mergers and acquisitions activity and our increased productivity. Lazard’s M&A Group advised on a number of the first quarter of 2006’s major completed transactions, including MCI in its $8.8 billion merger with Verizon Communications, ITV in its £5.4 billion defense against the approach by a private equity consortium, Prentiss Properties in its $3.3 billion sale to Brandywine Realty Trust and Maytag in its $2.7 billion sale to Whirlpool. Financial Restructuring net revenue decreased as compared to the period ended March 31, 2005, due in part to the low level of debt defaults experienced in the last twelve months. In addition, the timing of restructuring closings also impacts net revenue. We continue to be involved in a number of restructuring assignments, including those involving Calpine’s Unsecured Creditors Committee, Northwest Airlines Creditors Committee, and the UAW.

The increase in Asset Management net revenue is principally attributed to a $5.3 billion, or 6%, increase in average AUM for the three month period ended March 31, 2006 as compared to the three month period ended March 31, 2005. AUM as of March 31, 2006 was $95.1 billion, an increase of $6.9 billion since December 31, 2005. The growth in the three month period was largely due to market appreciation of $5.8 billion, net inflows of $0.9 billion and the remainder attributable to the positive impact of foreign currency adjustments. Net inflows in AUM during the three month period ended March 31, 2006 were experienced particularly in Emerging Markets, Global Thematic Equity, U.K. and European Equity products.

In addition to increases in management and incentive fees as described above, other asset management revenue increased by $8 million, which includes $5 million relating to interests in LAM general partnership held directly by certain of our LAM managing directors which is also deducted as minority interest expense in net income.

The decrease in Corporate net revenue is principally due to interest expense on financings associated with the issuance of debt and equity security units that occurred on May 10, 2005 in connection with the equity public offering and recapitalization, with such incremental interest expense related thereto for the three month period ended March 31, 2006 approximating $15 million, partially offset by a positive net change in investment gains and losses in the 2006 period versus 2005.

Compensation and benefits expense was $200 million for the three month period ended March 31, 2006, an increase of $94 million, or 89%, versus expense of $106 million in the corresponding period in 2005. The expense increase was primarily due to the Company’s inclusion, for the period subsequent to the consummation of the equity public offering, of all payments for services rendered by our managing directors in compensation and benefits expense, including distributions to profit participation members and payments for services rendered by managing directors of LAM (and employee members of LAM), the latter of which previously had been accounted for as minority interest in net income. In addition, performance-based bonus awards increased as a result of the increase in net revenue. Headcount (including managing directors and all other employees) as of March 31, 2006 was 2,165 down 65 versus headcount as of March 31, 2005, representing reductions principally in support personnel and, to a lesser extent, Financial Advisory. Asset Management headcount increased as a result of hirings in selected growth areas.

Non-compensation expense was $58 million or 16.5% of operating revenue of $351 million in the three month period ended March 31, 2006, compared with $56 million or 21% of operating revenue of $266 million for the corresponding period in 2005. The decrease in the year-to-date ratio is due to the operating leverage from higher operating revenues. The increase in non-compensation expense for the period ended March 31, 2006 as compared to the period ended March 31, 2005 is principally the result of increased costs for outsourcing and costs associated with being a public company. Premises and occupancy expenses in the 2006 period were $17 million, essentially flat versus the 2005 period. Professional fees in the 2006 period were $15 million, up approximately $6 million, or 68%, versus the 2005 period. Travel and entertainment expenses for the 2006 period were $9 million, flat versus the 2005 period. Communication and information services and equipment costs for the 2006 period, in the aggregate, were $13 million, also flat versus the 2005 period. Other expenses were $5 million, a decrease of approximately $4 million, or 43%, versus the 2005 period.

Professional fees increased principally due to the recording of a commitment to a former managing director, as well as from increased outsourcing fees, consulting fees relating to work regarding the Sarbanes-Oxley Act of 2002, and various legal fees. Other expenses decreased principally due to a recovery of VAT costs expensed in prior years.

Operating income was $78 million for the three month period ended March 31, 2006, a decrease of $20 million, or 21% lower than operating income of $98 million for the corresponding period in 2005. Operating income as a percentage of net revenue was 23% for the first quarter of 2006 versus 38% for the corresponding period in 2005, with the decrease in operating income and the relative margin primarily resulting from the increase in compensation and benefits expense described above partially offset by the increase in revenues. As stated above, historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Provision for income taxes was $13 million for the three month period ended March 31, 2006, an increase of $5 million versus $8 million for the corresponding period in 2005, due to an increased tax provision recorded in the 2006 period for locations that are subject to corporate income taxes.

Minority interest in net income was $5 million for the three month period ended March 31, 2006, decrease of $5 million versus $10 million for the 2005 period. The decrease was principally due to the compensation for LAM members now being recorded in compensation and benefits expense commencing with the consummation of the equity public offering on May 10, 2005, while, prior thereto, such amounts were recorded in minority interest in net income. Partially offsetting the decrease was approximately $5 million relating to interests in LAM general partnerships held directly by certain of our LAM managing directors. See “—Minority Interest.” As described above, amounts recorded as minority interest in net income for periods prior to May 10, 2005 are not comparable to amounts recorded as minority interest in net income for periods commencing May 10, 2005.

The Company had no income from discontinued operations during the three month period ended March 31, 2006, versus a loss from discontinued operations of $7 million for the corresponding period in 2005.

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

Financial Advisory

The following table summarizes the operating results of the Financial Advisory segment.

	Three Months Ended March 31,
	2006	2005
	($ in thousands)
M&A	$193,983	$122,311
Financial Restructuring	13,593	24,148
Corporate Finance and Other	14,555	10,800

Net Revenue	222,131	157,259

Direct Compensation and Benefits and, commencing May 10, 2005, distributions to profit participation members	119,165	49,885
Other Operating Expenses(a)	45,105	47,533

Total Operating Expenses	164,270	97,418

Operating Income	$57,861	$59,841

Operating Income as a Percentage of Net Revenue	26%	38%

	As of March 31,
	2006	2005
Headcount (b):
Managing Directors	128	131
Limited Managing Directors	2	5
Other Employees:
Business segment professionals	464	482
All other professionals and support staff	294	309

Total	888	927

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(b)	Excludes headcount related to indirect support functions. Such headcount is included in the Corporate headcount.

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

	Three Months Ended March 31,
	2006	2005
Lazard Statistics:
Number of Clients:
Total	171	159
With Fees Greater than $1 million	51	37
Percentage of Total Fees from Top 10 Clients	42%	48%
Number of M&A Transactions Completed Greater than $1 billion	14	5

Industry Statistics ($ in billions):
Volume of Completed M&A Transactions:
Global	$639	$411
Trans-Atlantic	61	38
Global Corporate Debt Defaults	2	2

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms. The offices that generate Financial Advisory net revenue are located in North America, Europe (principally in the U.K., France, Italy and Germany) and the rest of the world (principally in Asia).

	Three Months Ended March 31,
	2006	2005
North America	59%	44%
Europe	40	52
Rest of World	1	4

Total	100%	100%

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

Financial Advisory Results of Operations

Three Months Ended March 31, 2006 versus March 31, 2005

In the 2006 period, Financial Advisory net revenue was $222 million, an increase of $65 million or 41% versus net revenue of $157 million in the corresponding period in 2005. M&A net revenue of $194 million increased $72 million, or 59% versus the corresponding period in 2005, driven by the improved productivity of our managing directors and the continued improved environment for mergers and acquisitions activity. The increase in M&A net revenue was offset by an approximate $11 million, or 44%, decrease in Financial Restructuring net revenue versus the corresponding period in 2005. Corporate Finance and Other net revenue increased by $4 million or 35% principally as a result of a higher level of private equity fund raising.

Lazard’s M&A Group advised on a number of major completed transactions in the first quarter of 2006, including, among others, MCI in its $8.8 billion merger with Verizon Communications, ITV in its £5.4 billion defense against the approach by a private equity consortium, Prentiss Properties in its $3.3 billion sale to Brandywine Realty Trust and Maytag in its $2.7 billion sale to Whirlpool. Other clients with whom Lazard Group transacted significant business during the first quarter of 2006 included Bon-Ton Stores, Eiffage S.A., Electra Partners, KeySpan, Pfizer, and The Town & Country Trust. The decrease in Financial Restructuring net revenue, as compared to the period ended March 31, 2005, is due in part to the near all time low level of corporate debt defaults experienced in the last twelve months as well as the timing of restructuring closings. We continue to be involved in a number of restructuring assignments, including those involving Calpine’s Unsecured Creditors Committee, Collins & Aikman, Eurotunnel, Meridian Automotive, Northwest Airlines Creditors Committee, Olympic Airlines, SunCom Wireless, Tower Automotive and the UAW with regard to alternatives for restructuring Ford Motor Company’s post-retirement healthcare obligations to UAW members.

Operating expenses were $164 million in 2006 period, an increase of $67 million, or 69%, versus operating expenses of $97 million in the corresponding period in 2005. Compensation and benefits expense increased by $69 million or 139% as compared to the corresponding period in 2005. The increase was principally due to the inclusion, for the period subsequent to the consummation of the equity public offering, of all payments for services rendered by our managing directors, including distributions to profit participation members, in compensation and benefits expense. In addition, bonuses to employees increased in the first quarter of 2006. Other operating expenses decreased by $2 million or 5% due to lower premises and occupancy expense of $1 million, and all other cost categories of $1 million.

Financial Advisory operating income was $58 million for the 2006 period, slightly below the corresponding period in 2005. Operating income as a percentage of segment net revenue was 26% for 2005 versus 38% in the corresponding period in 2005, with the increase in recorded compensation expense in the 2006 period being partially offset by the leverage resulting from higher revenues. As stated above, historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	March 31, 2006	December 31, 2005
	($ in millions)
AUM:
International Equities	$45,891	$42,104
Global Equities	18,600	15,872
U.S. Equities	13,506	12,920

Total Equities	77,997	70,896

International Fixed Income	6,777	6,604
Global Fixed Income	1,722	2,135
U.S. Fixed Income	2,385	2,374

Total Fixed Income	10,884	11,113

Alternative Investments	3,515	3,394
Merchant Banking	796	826
Cash Management	1,941	2,005

Total AUM	$95,133	$88,234

Average AUM for the three month periods ended March 31, 2006 and 2005, is set forth below. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Three Months Ended March 31,
	2006	2005
	($ in millions)
Average AUM	$91,684	$86,346

The following is a summary of changes in AUM for the three month periods ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
	($ in millions)
AUM—Beginning of Period	$88,234	$86,435
Net Flows	863	346
Market Appreciation	5,757	(43)
Foreign Currency Adjustments	279	(481)

AUM—End of Period	$95,133	$86,257

AUM as of March 31, 2006 was $95.1 billion, up $6.9 billion from AUM of $88.2 billion as of December 31, 2005. Merchant banking AUM as of March 31, 2006 and December 31, 2005 includes approximately $0.4 billion of assets held by an investment company for which Lazard may earn carried interests. During the three months ended March 31, 2006, market appreciation of $5.8 billion was accompanied by net inflows of $0.9 billion and the positive impact of changes in foreign currency exchange rates of approximately $0.3 billion. Net inflows were experienced primarily in Emerging Markets, Global Thematic Equity, U.K. and European Equity products.

For the three month period ended March 31, 2006, average AUM was $91.7 billion, an increase of approximately $5.3 billion, or 6%, versus $86.3 billion in the corresponding period in 2005.

The following table summarizes the operating results of the Asset Management segment.

	Three Months Ended March 31,
	2006	2005
	($ in thousands)
Management Fees	$103,805	$95,746
Incentive Fees	6,483	4,820
Other	14,114	6,297

Net Revenue	124,402	106,863

Direct Compensation and Benefits, and, commencing May 10, 2005, distributions to profit participant members	53,810	33,740
Other Operating Expenses(a)	38,620	36,242

Total Operating Expenses	92,430	69,982

Operating Income	$31,972	$36,881

Operating Income as a Percentage of Net Revenue	26%	35%

	As of March 31,
	2006	2005
Headcount(b):
Managing Directors	43	39
Limited Managing Directors	2	2
Other Employees:
Business segment professionals	278	260
All other professionals and support staff functions	323	321

Total	646	622

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(b)	Excludes headcount related to indirect support functions. Such headcount is included in the Corporate headcount.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms:

	Three Months Ended March 31,
	2006	2005
North America	60%	60%
Europe	34	32
Rest of World	6	8

Total	100%	100%

Asset Management Results of Operations

Three Months Ended March 31, 2006 versus March 31, 2005

Asset Management net revenue was $124 million for the 2006 period, an increase of $18 million, or 16%, versus net revenue of approximately $107 million for the corresponding period in 2005. Management fees for the 2006 period were $104 million, up $8 million, or 8%, generally consistent with the increase in average AUM for the corresponding period in 2005. Incentive fees earned for the 2006 period were $6 million, an increase of $1 million versus approximately $5 million recorded for the corresponding period in 2005 due to better performance in certain funds that provide for such incentive fees. Other income was $14 million, an increase of $8 million principally due to increased revenue from LAM general partnerships held directly by certain of our LAM managing directors which is also deducted as minority interest expense in net income.

Operating expenses were $92 million for the 2006 period, an increase of $22 million, or 32%, versus operating expenses of $70 million for the corresponding period in 2005. Compensation and benefits expense increased by $20 million or 59% as compared to the corresponding period in 2005. The increase was principally due to the inclusion, for periods subsequent to the consummation of the equity public offering, of all payments for services rendered by managing directors of LAM (and employee members of LAM) including distributions to profit participation members, in compensation and benefits expense which had previously been accounted for as minority interest in net income. Other operating expenses increased by $2 million or 7% versus the corresponding period in 2005 due to higher professional fees of $1 million, higher other expenses of $2 million, offset by lower premises and occupancy costs of $1 million.

Asset Management operating income was $32 million for 2006 period, a decrease of $5 million, or 13%, versus operating income of $37 million for the corresponding period in 2005. Operating income as a percentage of segment net revenue was 26% for the 2006 period versus 35% for the corresponding period in 2005, with the decline in the 2006 period attributable to the increase in recorded compensation expense in the 2006 period as described above, partially offset by higher revenues for the corresponding period in 2005. As stated above, historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Cash Flows

The Company’s cash flows are influenced primarily by the timing of receipt of Financial Advisory and Asset Management fees, the timing of distributions to shareholders and payment of bonuses to employees. The accounts receivables collection period generally approximates 60 days. However, the collection time for restructuring transactions may extend beyond 60 days, particularly those that involve bankruptcies due to issues such as court-ordered holdbacks. In addition, fee receivables from our private fund advisory activities are generally collected over a four year period.

Cash and cash equivalents were $398 million at March 31, 2006, a decrease of $92 million versus cash and cash equivalents of $490 million at December 31, 2005. During the three month period ended March 31, 2006, cash of $50 million was used by operating activities, comprised of (i) $60 million provided from net income allocable to members, (ii) approximately $13 million provided by noncash charges, principally consisting of depreciation and amortization of $3 million relating to property, $5 million relating to the amortization of deferred expenses and restricted stock units, minority interest in net income of $5 million, and (iii) offset by $123 million being used by net changes in other operating assets and operating liabilities. Cash of $1 million was used for investing activities, principally from net acquisitions of property. Financing activities during the period used cash of $43 million, primarily for distributions to members and minority interest holders, as well as repayments of senior borrowings. Exchange rate changes provided cash of $2 million. The Company traditionally makes payments for employee bonuses and distributions to members and minority interest holders primarily in the first four months of the year with respect to the prior year’s results.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. We maintain lines of credit in excess of anticipated liquidity requirements. As of March 31, 2006, Lazard had $181 million in unused lines of credit available to it, including $50 million of unused lines of credit available to LFB.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, including use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months and beyond. As noted above, we intend to maintain lines of credit that can be utilized should the need arise. Concurrently with the equity public offering, Lazard Group entered into a five year, $125 million senior revolving credit facility with a group of lenders. As of March 31, 2006, $25 million was outstanding under this credit facility. The senior revolving credit facility contains customary affirmative and negative covenants and events of default for facilities of this type. In addition, the senior revolving credit facility, among other things, limits the ability of the borrower to incur debt, grant liens, pay dividends, enter into mergers or to sell all or substantially all of its assets and contains financial covenants that must be maintained. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources in addition to any new credit facilities.

Pursuant to the existing strategic alliance in effect since January 2003, Lazard Group and Intesa have conducted selected Italian investment banking business solely through Lazard Italy. As part of the strategic alliance, Intesa made the following investments:

•	the purchase in March 2003 from Lazard Funding Limited LLC (“Lazard Funding”), a wholly owned subsidiary of Lazard Group, of a $150 million subordinated convertible promissory note (the “$150 million Subordinated Convertible Note”) issued by Lazard Funding, which is currently convertible into a contractual right that entitles the holder to receive payments that would be equivalent to the distributions that a holder of a three percent equity goodwill interest in Lazard Group would have been entitled to receive (i.e., distributions of the net proceeds of selected fundamental corporate events affecting Lazard Group, such as a sale of all or substantially all of the assets of Lazard Group or a disposition of a line of business);

•	the investment in June 2003 in Lazard Italy of an amount of Euros then equal to $100 million in exchange for 40% of the capital stock in Lazard Italy (the “Intesa JV Interest”); and

•	the purchase in June 2003 of a $50 million subordinated promissory note issued by Lazard Italy (the “$50 million Subordinated Promissory Note”).

The $150 million Subordinated Convertible Note, which is guaranteed by Lazard Group (the “Guarantee”), currently has a scheduled maturity date in March 2018 and has interest payable annually at a variable interest rate of not less than 3%, and not more than 3.25%, per annum. The $50 million Subordinated Promissory Note currently has a scheduled maturity date in the year 2078 (subject to extension), with interest payable annually at the rate of 3.0% per annum. The strategic alliance was governed by a Master Transaction and Relationship Agreement dated as of March 26, 2003 (the “Master Agreement”) among Lazard Group, Intesa and Lazard Italy.

As previously disclosed, in connection with the transactions in connection with the equity public offering of Lazard Ltd, Lazard Group and Intesa held various discussions concerning the joint venture relationship and the impact of the equity public offering. In the course of such discussions, Intesa notified Lazard Group of its intention not to extend the term of the joint venture relationship beyond its initial expiration date of

December 31, 2007. The strategic alliance accordingly is due to expire on December 31, 2007, as a result of which Lazard Group would be obligated to acquire the Intesa JV Interest and the $50 million Subordinated Promissory Note on or about February 4, 2008 for an aggregate amount in cash not to exceed $150 million.

On March 31, 2006, Lazard Group, Lazard Italy and Intesa reached an agreement regarding their future business relationship in Italy and entered into a Termination Agreement (the “Termination Agreement”), which provides for the termination of the joint venture relationship and the Master Agreement at the closing of the transactions contemplated by the Termination Agreement and mutual release arrangements with respect to matters concerning the joint venture relationship. At this termination closing, which is expected to occur promptly after receipt of required regulatory approvals and satisfaction or waiver of other customary closing conditions, the following adjustments will be made to the terms of Intesa’s investment in Lazard Group and its affiliates:

•	The $150 million Subordinated Convertible Note will be amended and restated, among other things, to provide for its convertibility into shares of Lazard Ltd Class A common stock at an effective conversion price of $57 per share, resulting in an aggregate of approximately 2,632,000 shares of Lazard Ltd Class A common stock being issuable to Intesa if it elects to fully convert the amended $150 million Subordinated Convertible Note. The amended $150 million Subordinated Convertible Note will mature in September 2016 and have a fixed annual interest rate of 3.25%. One-third of the principal amount of the amended $150 million Subordinated Convertible Note will generally be convertible after July 1 in each of 2008, 2009 and 2010, and this note will no longer be convertible after June 30, 2011. Lazard Ltd will enter into a Registration Rights Agreement with Intesa providing for certain customary registration rights with respect to the shares of Lazard Ltd Class A common stock it receives upon conversion of the amended $150 million Subordinated Convertible Note. The Guarantee will also be amended to reflect the terms of the amended $150 million Subordinated Convertible Note.

•	The Intesa JV Interest and the $50 million Subordinated Promissory Note will be acquired by Lazard Group in exchange for the issuance to Intesa of a $96 million senior promissory note of Lazard Group due February 28, 2008 and a $50 million subordinated promissory note of Lazard Group due February 28, 2008, respectively. The $96 million senior promissory note will have a fixed annual interest rate of 4.25% and the $50 million senior promissory note will have a fixed annual interest rate of 4.6%.

•	Lazard Group will pay to Intesa an amount equal to a 3% annualized return on the Intesa JV Interest from April 1, 2006 through the termination closing and the accrued and unpaid interest on the $50 million Subordinated Promissory Note as of the termination closing. Intesa will pay to Lazard any dividends it receives in respect of the Intesa JV Interest in respect of fiscal year 2005 of Lazard Italy.

As of March 31, 2006, Lazard was in compliance with all of its obligations under its various borrowing arrangements.

On February 7, 2006, the Board of Directors of Lazard Ltd authorized the repurchase of up to $100 million in aggregate cost of the Lazard Ltd’s Class A common stock. The share repurchase program will be used primarily to offset shares to be issued under Lazard Ltd’s 2005 Equity Incentive Plan. Purchases may be made in the open market or through privately negotiated transactions in 2006 and 2007. There were no share repurchases during the three month period ended March 31, 2006.

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to affiliates. Regulatory approval is generally required for paying dividends in excess of certain established levels. See Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements for further information. These regulations differ in the U.S., the U.K., France, and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see “Item 1-Business—Regulation” included in the Form 10-K.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of December 31, 2005:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years		3-5 Years	More than 5 Years
	($ in thousands)
Operating Leases (exclusive of $70,546 of sublease income)	$491,977	$57,815	$107,637		$84,334	$242,191
Capital Leases (including interest)	34,584	2,491	4,982		4,982	22,129
Senior Debt (including interest)	1,458,307	72,754	555,730	(a)	108,376	721,447
Subordinated Loans (including interest)	258,192	6,000	60,644	(b)	9,000	182,548	(b)
Repurchase of Equity Interest in Lazard Italy	100,000		100,000	(b)
Merchant Banking Commitments—LAI managed funds (c)	126,289	44,118	82,171
Merchant Banking Commitments—company sponsored funds	4,622	3,873			716	33
Contractual Commitments to Managing Directors, Senior Advisors, Employees and Other (d)	83,395	50,939	29,995		1,016	1,445

Total (e)	$2,557,366	$237,990	$941,159		$208,424	$1,169,793

(a)	Includes $437.5 million relating to Lazard Group Notes issued in connection with the issuance of the ESUs, for which the maturity date of the debt component can vary based on a remarketing of the Lazard Group Notes, and will mature (1) in the event of a successful remarketing, on any date no earlier than May 15, 2010 and no later than May 15, 2035, as we may elect, (2) in the event of a failed remarketing, on May 15, 2008 and (3) otherwise on May 15, 2035. While the Company currently expects a successful remarketing of the Lazard Group Notes, for purposes of the table above, a maturity in 2008, the earliest possible date, was assumed to be the maturity date of the Lazard Group Notes.
(b)

The contractual obligation table above is based on amounts outstanding as of December 31, 2005, including the then estimated amount required to repurchase the equity interest in Lazard Italy. Accordingly, the table does not include developments subsequent to December 31, 2005 relating to the Termination Agreement entered into with Intesa on March 31, 2006. See “—Liquidity and Capital Resources” and Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements. The table includes interest expense based on the terms in effect as of December 31, 2005, which provided for interest on the $50 million subordinated promissory note at its fixed rate of interest of 3.0% per annum through February 4, 2008. In addition, the table includes interest relating to the $150 million subordinated convertible note through its scheduled maturity date of March 26, 2018, at its minimum annual interest rate of 3% per annum. The $150 million subordinated convertible note has a maximum annual interest rate of 3.25%.
(c)	Pursuant to the business alliance agreement, Lazard Group has commitments to fund certain investment funds managed by Lazard Alternative Investments Holdings LLC (“LAI”). Amounts in the table above relate to (1) obligations related to Corporate Partners II Limited, a private equity fund formed on February 25, 2005, with $1 billion of institutional capital commitments and a $100 million capital commitment from us, the principal portion of which may require funding at any time through 2010 (as of December 31, 2005, Lazard Group contributed $89 thousand of its capital commitment). For purposes of the table above, Lazard’s remaining commitment of approximately $99.9 million as of December 31, 2005 is estimated to be funded in the amounts of $37.5 million, $37.5 million, and $24.9 million in the years ending December 31, 2006, 2007 and 2008, respectively; (2) obligations related to the first closing of a private equity fund formed in July 2005, with the ability to raise up to a maximum of $550 million of capital commitments, including a minimum and maximum capital commitment from us of $10 million and $27 million, respectively, the principal portion of which will require funding at any time through 2008 (as of December 31, 2005, Lazard Group contributed its initial capital commitment which amounted to $622 thousand and, in addition, pursuant to a January 2006 capital call, the Company funded an additional $1.6 million in the three month period ended March 31, 2006). For purposes of this table, included is the maximum remaining commitment of $27 million and Lazard’s remaining maximum commitment of approximately $26.4 million as of December 31, 2005 is estimated to be funded in the amounts of $6.6 million, $18.7 million, and $1.1 million in the years ending December 31, 2006, 2007 and 2008, respectively.
(d)	The Company has agreements relating to future minimum distributions to certain managing directors and compensation to certain employees incurred for the purpose of recruiting and retaining these senior professionals. Also included are guaranteed compensation arrangements with advisors and a commitment to a former managing director.
(e)	The table above does not include (1) any contingent obligations relating to the LAM equity rights; (2) any potential payment related to the IXIS cooperation arrangement (the level of this contingent payment to IXIS would depend, among other things, on the level of revenue generated by the cooperation activities, and the potential payment is limited, as of December 31, 2005, to a maximum of approximately €14 million (subject to further reduction in certain circumstances) which would only occur if the cooperation activities generate no revenue over the course of the remaining initial period of such activities, the cooperation agreement is not renewed and Lazard Ltd’s stock price fails to sustain certain price levels); (3) any contingent limited partner capital commitments as described in Note 7 of Notes to Consolidated Financial Statements included in the Form 10-K; (4) interest relating to Lazard Group’s revolving credit agreement, which is a variable rate obligation; (5) the lending commitments and indemnifications provided by LFB to third parties as described in Note 12 of Notes to Consolidated Financial Statements included in the Form 10-K and (6) reduction of the Company’s maximum commitment related to the private equity fund described in note (c)(2) above, from $27 million to $10 million, with such latter amount now estimated to be funded during the years ending December 31, 2006, 2007 and 2008 in the amounts of $6 million, $3 million and $1 million, respectively. In addition the table above does not include any recognition of the May, 2008 settlement of the purchase contracts component of the ESUs which require the holders to purchase an aggregate of $437.5 million of the Company’s Class A common stock for cash or exchange of outstanding debt, depending on the success of the remarketing of such debt—see (a) above. This obligation is collateralized by the entire $437.5 million principal amount of Lazard Group Notes outstanding.

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

Valuation of Investments

“Long-term investments” consist principally of investments in merchant banking and alternative investment funds, and other privately managed investments. These investments are carried at fair value on the consolidated statements of financial condition, with unrealized gains and losses reflected net on the consolidated statements of income. Gains and losses on long-term investments, which arise from changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income allocable to members.

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

Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, Lazard makes estimates and assumptions in order to determine the fair value of its assets and liabilities and to project future earnings using valuation techniques, including a discounted cash flow model. Lazard uses its best judgment and information available to it at the time to perform this review. Because Lazard’s assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ.

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

At March 31, 2006, substantially all of the $349 million of securities owned, at fair value, were fixed-income securities within LFB’s portfolio, 95% of which were rated investment grade credit quality. At December 31, 2005, substantially all of the $272 million of securities owned, at fair value, were fixed-income securities within the LFB portfolio, 92% of which were rated investment grade credit quality.

At March 31, 2006 and December 31, 2005, derivative contracts, all of which related to LFB’s operations and which are recorded at fair value, were as follows:

	March 31, 2006	December 31, 2005

	($ in thousands)
Assets:
Interest rate swap contracts	$166	$186

Liabilities:
Interest rate swap contracts	$744	$3,028

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

•	The Company’s annual interest rate risk as measured by a 1% +/– change in interest rates totaled approximately $100 thousand as of March 31, 2006 and was approximately $93 thousand as of December 31, 2005.

•	Foreign currency risk associated with our open positions, in aggregate, as measured by a 2% +/- change against the U.S. dollar, totaled $2 thousand both as of March 31, 2006 and December 31, 2005.

LFB fully collateralizes its repurchase transactions with fixed income securities.

Risks Related to Receivables

We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables, including our lending portfolio in LFB. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where, in our judgment, the receivables are impaired. At March 31, 2006 total receivables amounted to $640 million, net of an allowance for bad debts of $14 million. As of that date, inter-bank lending, financial advisory and asset management fee, customer receivables and related party receivables comprised 32%, 44%, 16% and 8% of total receivables, respectively. At December 31, 2005 total receivables amounted to $749 million, net of allowance for bad debts of $13 million. As of that date, inter-bank lending, financial advisory and asset management fee, and customer receivables and related party receivables comprised 46%, 38%, 9% and 7% of total receivables, respectively. Historically, the vast majority of financial advisory and asset management fee receivables are collected with 60 days of invoice.

Credit Concentration

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At March 31, 2006 the Company had no exposure to an individual counterparty that exceeded $38 million, in the aggregate, excluding inter-bank counterparties.

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

Recently Issued Accounting Standards

Share-Based Payments—In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS 123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related guidance. SFAS 123R is effective for the Company’s fiscal year beginning January 1, 2006. Prior to May 10, 2005, the date of the equity public offering, Lazard operated as a series of related partnerships under the control of the partners and Lazard did not have a capital structure that permitted share based compensation. In connection with equity awards granted pursuant to the Company’s 2005 Equity Incentive Plan (described in more detail in Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements), the Company adopted the fair value recognition provisions under SFAS 123. Accordingly, subsequent to the dates of grant during 2005, Lazard recognized in compensation expense the amortized portion of the fair value of the equity awards, net of an estimated forfeiture rate, over the service period specified in the award.

Effective for the first quarter of 2006, Lazard adopted SFAS 123R. Under SFAS 123R, share-based awards that do not require future service are expensed immediately. Share-based employee awards that require future service are amortized over the requisite service period. Lazard adopted SFAS 123R under the modified prospective method. Under that method, the provisions of SFAS 123R are generally applied only to share-based awards granted subsequent to adoption. Share-based awards granted to employees prior to the adoption of SFAS 123R must continue to be amortized over the stated service periods of the awards, however, should the awards vest upon retirement, any unamortized cost would be recognized when the employee retires.

Additionally, SFAS 123R changed SFAS 123 by eliminating alternative methods for recognition of the costs of equity awards and recognition of award forfeitures. First, SFAS 123R changed SFAS 123 by precluding the use of the intrinsic method as provided for under APB 25 and requiring fair value recognition. Second, SFAS 123R differed from SFAS 123 by precluding the recognition of forfeitures on an actual basis by requiring the application of an estimated forfeiture rate to the amortizable cost of the award for all unvested awards. The Company adopted both the fair value recognition and the estimated forfeiture rate methods required under SFAS 123R in 2005 while accounting for equity awards under the provisions of SFAS 123.

SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under prior accounting standards. This requirement reduces net operating cash flows and increases net financing cash flows in periods beginning with and subsequent to adoption of SFAS 123R. Total net cash flow remains unchanged from what would have been reported under prior accounting rules.

As a result of the Company adopting certain provisions consistent with SFAS 123R upon the introduction of its 2005 Equity Incentive Plan while under the provisions of SFAS 123, there is no significant effect resulting from the adoption of the provisions of SFAS 123R which would require restatement of its prior period financial statements.

Investments in Limited Partnerships—On January 1, 2006, the Company adopted, as required, the provisions of Emerging Issues Task Force (“EITF”) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or, Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). The EITF consensus requires a general partner in a limited partnership to consolidate the limited partnership unless the presumption of control is overcome. The general partner may overcome this presumption of control and not consolidate the entity if the limited partners have: (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without having to show cause; or (b) substantive participating rights in managing the partnership. EITF 04-5 was effective for general partners of all newly-formed limited partnerships and for existing limited partnerships for which the partnership agreements are modified after June 29, 2005, and for general partners in all other limited partnerships, no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of the provisions of EITF 04-5 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements—In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company is currently assessing the impact of adopting SFAS 155, but does not expect the standard to have a material impact on the financial condition, results of operations, or cash flows of the Company.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and for subsequent measurements, permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities. SFAS 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in fiscal years beginning after September 15, 2006. The Company is currently assessing the impact of adopting SFAS 156, but does not expect the standard to have a material impact on the financial condition, results of operations, or cash flows of the Company.

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

We received a request for information from the NASD as part of what we understand to be an industry investigation relating to gifts and gratuities, which is focused primarily on Lazard’s former Capital Markets business, which business was transferred to LFCM Holdings as a part of the separation. In addition, we received requests for information from the NASD, SEC and the U.S. Attorney’s Office for the District of Massachusetts seeking information concerning gifts and entertainment involving an unaffiliated mutual fund company, which are also focused on that same business. We believe that other broker-dealers also received requests for information. In the course of an internal review of these matters, there were resignations or discipline of certain individuals associated with Lazard’s former Capital Markets business. These investigations are continuing and we cannot predict their potential outcomes, which outcomes, if any, could include the consequences discussed in the caption “Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Lazard Ltd and Goldman Sachs & Co., the lead underwriter of Lazard Ltd’s equity public offering of its common stock, as well as several members of Lazard Ltd’s management and board of directors, have been named as defendants in several putative class action lawsuits and a putative stockholder derivative lawsuit filed in the U.S. District Court for the Southern District of New York, and in a putative class action lawsuit and a putative stockholder derivative lawsuit filed in the Supreme Court of the State of New York. The defendants removed the putative class action lawsuit filed in the Supreme Court of the State of New York to the U.S. District Court for the Eastern District of New York, and the plaintiffs moved for remand. The motion for remand was referred to a Magistrate Judge, who has issued a Report and Recommendation recommending that the plaintiffs’ motion be granted. The defendants removed the putative derivative lawsuit filed in the Supreme Court of the State of New York to the U.S. District Court for the Southern District of New York, and the plaintiff moved for remand. By Decision and Order dated February 17, 2006, the U.S. District Court for the Southern District of New York granted the plaintiff’s motion for remand. The defendants have filed a Notice of Appeal. The plaintiffs in the putative class action lawsuits filed in the U.S. District Court for the Southern District of New York have filed a consolidated amended complaint, and the defendants have filed a motion to dismiss that complaint. The putative class action lawsuits purport to have been filed on behalf of persons who purchased securities of Lazard Ltd in connection with the equity public offering or in the open market. The putative class actions allege various violations of the federal securities laws and seek, inter alia, compensatory damages, rescission or rescissory damages and other unspecified equitable, injunctive or other relief. The putative derivative actions purport to be brought on behalf of Lazard Ltd against its directors and Goldman Sachs & Co. and allege, among other things, that the directors breached their fiduciary duties to Lazard Ltd in connection with matters related to the equity public offering and seek compensatory damages, punitive damages and other unspecified equitable or other relief. We believe that the suits are without merit and intend to defend them vigorously.

For a description of recent developments involving Lazard Group’s relationship with Intesa see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows our Non-Executive Directors to elect to receive additional deferred stock units (“DSUs”) pursuant to the 2005 Equity Incentive Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election shall equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Lazard Ltd Class A common stock on the date on which the foregone cash fees would otherwise have been paid. This description of the Directors’ Fee Deferral Unit Plan is qualified in its entirety by reference to the full text of the plan which has been filed as an exhibit to this Quarterly Report on Form 10-Q.

In May 2006, in light of our recent financial performance and the correspondingly enhanced cash position at LAZ-MD Holdings, LAZ-MD Holdings modified the terms of its operating agreement regarding the distribution of the LAZ-MD Holdings redeemable capital, in order to accelerate the fourth and final redemption payment to the time of the first redemption payment. Accordingly, on May 10, 2006, LAZ-MD Holdings paid to the holders of LAZ-MD Holdings redeemable capital an aggregate of approximately $50 million in satisfaction of the first and fourth redemption payments relating to LAZ-MD Holdings redeemable capital.

Item 6.	Exhibits

3.1	Lazard Group LLC’s Certificate of Formation (incorporated by reference to Exhibit 3.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

3.2	Lazard Group LLC’s Certificate of Amendment of Certificate of Formation of Lazard Group LLC, changing name to Lazard Group LLC (incorporated by reference to Exhibit 3.2 to the Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

3.3	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

3.4	Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to the Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on December 19, 2005).

4.1	Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.2	First Supplemental Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to the Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.3	Registration Rights Agreement, dated as of May 10, 2005, by and between Lazard Group LLC, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives for the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Lazard Group LLC’s Registration Statement (File No.
333-126751) on Form S-4 filed on July 21, 2005).

4.4	Second Supplemental Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.37 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.5	Third Supplemental Indenture, dated as of December 19, 2005, by and among Lazard Group LLC, The Bank of New York, as trustee, and for purposes of consent, Lazard Group Finance LLC (incorporated by reference to Exhibit 4.02 to the Lazard Group LLC’s Current Report on Form 8-K (Commission File No. 333-126751) filed on December 19, 2005).

4.6	Purchase Contract Agreement, dated as of May 10, 2005, by and between Lazard Ltd and The Bank of New York, as Purchase Contract Agent (incorporated by reference to Exhibit 4.4 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.7	Pledge Agreement, dated as of May 10, 2005, by and among Lazard Ltd, The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York, as Purchase Contract Agent (incorporated by reference to Exhibit 4.5 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.8	Pledge Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.9	Form of Normal Equity Security Units Certificate (included in Exhibit 4.6).

4.10	Form of Stripped Equity Security Units Certificate (included in Exhibit 4.6).

4.11	Form of Senior Note (included in Exhibit 4.5).

4.12	$546 million 7.125% Senior Notes Due 2015, issued by Lazard Group LLC (incorporated by reference to Exhibit 4.5 to Lazard Group LLC’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 10, 2005).

10.1	Master Separation Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 2.1 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.2	Class B-1 and Class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

10.3	Stockholders’ Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, the Registrant and certain members of LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.1 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.4	Employee Benefits Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.5	Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.6	License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company, LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co. Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.7	Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and Lazard Group LLC (incorporated by reference to Exhibit 10.7 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8	Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9	First Amended and Restated Limited Liability Company Agreement of Lazard Asset Management LLC, dated as of January 10, 2003 (incorporated by reference to Exhibit 10.10 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.10	Master Transaction and Relationship Agreement, dated as of March 26, 2003, by and among Banca Intesa S.p.A., Lazard LLC and Lazard & Co. S.r.l. (incorporated by reference to Exhibit 10.11 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.11	Note Purchase Agreement, dated as of March 26, 2003, by and among Lazard Funding LLC, Lazard LLC and Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.12 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.12	$150 Million Subordinated Convertible Promissory Note due 2018, issued by Lazard Funding LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.13 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.13	$50 Million Subordinated Non-Transferable Promissory Note due 2078, issued by Lazard & Co. S.r.l. to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.14 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.14	Guaranty of Lazard LLC to Banca Intesa S.p.A., dated as of March 26, 2003 (incorporated by reference to Exhibit 10.15 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form
S-1/A filed on February 11, 2005).

10.15	Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.16	Note Purchase Agreement, dated as of May 11, 2001, by and between Lazard Funding Limited LLC, Lazard LLC, and the purchasers thereto (incorporated by reference to Exhibit 10.17 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.17	Amendment No. 1, dated as of August 27, 2003, to the Note Purchase Agreement, dated as of May 11, 2001, by and between Lazard Funding Limited LLC, Lazard LLC and the purchasers thereto (incorporated by reference to Exhibit 10.18 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.18	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.19	Lease with an Option to Purchase, dated as of July 11, 1990, by and between Sicomibail and Finabail and SCI du 121 Boulevard Hausmann (English translation) (incorporated by reference to Exhibit 10.20 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.20	Occupational Lease, dated as of August 9, 2002, Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No.
333-121407) on Form S-1/A filed on February 11, 2005).

10.21	Lazard Ltd’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.22	Lazard Ltd’s 2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.23	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, by and among Lazard Ltd, Lazard Group LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.23 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.24	Agreement Relating to Reorganization of Lazard, dated as of May 10, 2005, by and among Lazard LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.24 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.25	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, by and among Lazard Ltd, Lazard Group LLC and Steven J. Golub (incorporated by reference to Exhibit 10.25 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.26	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of
May 4, 2005, applicable to, and related Schedule I for, each of Michael J. Castellano, Scott D. Hoffman and Charles G. Ward III (incorporated by reference to Exhibit 10.26 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.27	Agreements Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form
S-1/A filed on April 11, 2005).

10.28	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.29	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.30	Registration Rights Agreement, dated as of May 10, 2005 by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.31	Letter Agreement, dated as of May 10, 2005, with Bruce Wasserstein family trusts (incorporated by reference to Exhibit 10.31 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.32	Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.32 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.33	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.34	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to Lazard Ltd’s Current Report on Form 8-K (File No.
001-32492) filed on September 8, 2005).

10.35	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.36	Termination Agreement, dated as of March 31, 2006, by and among Banca Intesa S.p.A., Lazard Group LLC, and Lazard & Co. S.r.l. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on April 4, 2006).

10.37	Directors’ Fee Deferral Unit Plan.

10.38	First Amendment, dated as of March 28, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Bruce Wasserstein.

31.2	Rule 13a-14(a) Certification of Michael J. Castellano.

32.1	Section 1350 Certification for Bruce Wasserstein.

32.2	Section 1350 Certification for Michael J. Castellano.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2006

LAZARD GROUP LLC

By:	/s/ Bruce Wasserstein
Name: Bruce Wasserstein Title: Chairman and Chief Executive Officer

By:	/s/ Michael J. Castellano
Name: Michael J. Castellano Title: Chief Financial Officer