Form 10-K
period 2006-12-31
Lazard Group LLC
filed 2007-03-01
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

New York, NY 10020

(Address of principal executive offices)

Registrant’s telephone number: (212) 632-6000

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2006, none of the Registrant’s membership interests was held by non-affiliates.

As of January 31, 2007, in addition to profit participation interests, there were 107,652,516 common membership interests and two managing member interests outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LAZARD GROUP LLC

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2006

i

Part I

When we use the terms “Lazard Group,” “Lazard,” “we,” “our,” “us” and “the Company,” we mean Lazard Group LLC (formerly named Lazard LLC), a Delaware limited liability company that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock are publicly traded on the New York Stock Exchange under the Symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and its respective subsidiaries. Lazard Ltd has no material assets other than indirect ownership as of December 31, 2006 of approximately 47.9% of the common membership interests in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries who are co-managing members of Lazard Group.

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

We are a preeminent international financial advisory and asset management firm that has long specialized in crafting solutions to the complex financial and strategic challenges of our clients. We focus primarily on two businesses, Financial Advisory and Asset Management and we serve a diverse set of clients around the world, including corporations, partnerships, institutions, governments and high-net worth individuals. The first Lazard partnership was established in 1848. Over time we have extended our activities beyond our roots in New York, Paris and London. We currently operate from 29 cities in key business and financial centers across 16 countries throughout Europe, North America, Asia, Australia and South America.

We believe that the mix of our activities across business segments, geographic regions, industries and investment strategies helps to diversify and stabilize our revenue stream.

The Separation and Recapitalization

On May 10, 2005, Lazard Ltd completed the initial public offering of Class A common stock of Lazard Ltd, the public offering of equity security units (“ESUs”) of Lazard Ltd, the private placements under an investment agreement with IXIS Corporate & Investment Bank (“IXIS”) and the private offering of the 7.125% senior notes due 2015 of Lazard Group, primarily to recapitalize Lazard Group. We refer to these financing transactions and the recapitalization, collectively, as the “recapitalization.” As part of the recapitalization, Lazard Group used the net proceeds from the financing transactions primarily to redeem the outstanding Lazard Group membership interests of certain of its historical partners.

On May 10, 2005, Lazard Group also transferred its capital markets business, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services, its merchant banking fund management activities other than its existing merchant banking business in France and specified non-operating assets and liabilities, to LFCM Holdings LLC, a Delaware limited liability company (“LFCM Holdings”). We refer to these businesses, assets and liabilities as the “separated businesses” and these transfers collectively as the “separation.” Except as otherwise expressly noted, this annual report on Form 10-K describes Lazard’s business as if the separation was completed for all purposes and for all applicable periods presented.

Prior to the separation and recapitalization, Lazard Group had operated as a limited liability company that was treated as a partnership for U.S. federal income tax purposes, with its managing directors also being members of Lazard Group. As a result, payments for services rendered by Lazard Group’s managing directors were accounted for as distributions from members’ capital, or in some cases as minority interest in net income. As a result, Lazard Group’s operating income prior to the separation and recapitalization did not reflect most payments for services rendered by its managing directors. Accordingly, results of operations for periods prior to May 10, 2005 are not comparable to results of operations for subsequent periods.

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

For the years ended December 31, 2006, 2005 and 2004, Financial Advisory net revenue totaled $973 million, $865 million and $655 million, respectively, accounting for approximately 65%, 66% and 60%, respectively, of our net revenue from continuing operations for the periods. We earned advisory revenue from 510 clients, 484 clients and 435 clients for the years ended December 31, 2006, 2005 and 2004, respectively. We earned $1 million or more from 202 clients, 184 clients and 136 clients for the years ended December 31, 2006, 2005 and 2004, respectively. For the years ended December 31, 2006, 2005 and 2004, the ten largest fee paying clients constituted approximately 21%, 20% and 25% of our segment net revenue, respectively, with no client individually having constituted more than 10% of segment net revenue during any of these years. For the years ended December 31, 2006, 2005 and 2004, Financial Advisory reported operating income of $251 million, $276 million and $212 million, respectively, although as noted previously results of operations for periods prior to May 10, 2005 are not comparable to results of operations for subsequent periods. At December 31, 2006, 2005 and 2004, Financial Advisory had total assets of $453 million, $337 million, and $380 million, respectively.

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

Pursuant to the business alliance agreement we entered into with LFCM Holdings in connection with the separation, LFCM Holdings generally underwrites and distributes U.S. securities offerings originated by our Financial Advisory business in a manner intended to be similar to our practice prior to the separation, with revenue from such offerings generally continuing to be divided evenly between Lazard Group and LFCM Holdings.

Staffing

We staff our assignments with a team of quality professionals with appropriate product and industry expertise. We pride ourselves on, and we believe we differentiate ourselves from our competitors by, being able to offer a relatively high level of attention from senior personnel to our clients and organizing ourselves in such a way that managing directors who are responsible for securing and maintaining client relationships also actively participate in providing related transaction execution services. Our managing directors have significant experience, and many of them are able to use this experience to advise on both mergers and acquisitions and restructuring transactions, depending on our clients’ needs. Many of our managing directors and senior advisors come from diverse backgrounds, such as senior executive positions at corporations, government, law and strategic consulting, which we believe enhances our ability to offer sophisticated advice and custom solutions to our clients.

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

In addition to our Mergers and Acquisitions and Financial Restructuring practices, we also maintain specialties in the following distinct practice areas:

•	government advisory,

•	fund raising for alternative investment funds,

•	private investment in public equity (“PIPE”), and

•	corporate finance.

We endeavor to coordinate the activities of the professionals in these areas with our mergers and acquisitions industry specialists in order to offer clients customized teams of cross-functional expertise spanning both industry and practice area know-how.

Strategy

Our focus in our Financial Advisory business has been on:

•

making a significant investment in our intellectual capital with the addition of many senior professionals who we believe have strong client relationships and industry expertise. We have recruited or promoted 80 of our current Financial Advisory managing directors from January 2002 through December 31, 2006, contributing to a 45% increase, net of departures, over that period,

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

We made many of these investments during a period of financial market weakness, when many of our competitors were reducing senior staffing, which positioned us to capitalize more fully during the recovery of the financial services industry.

In addition to the expansion of our Financial Advisory team, we believe that the following external market factors may enable our Financial Advisory practice to benefit from continued growth in the global mergers and acquisitions advisory business:

•	increasing demand for independent, unbiased financial advice, and

•	a potential increase in cross-border mergers and acquisitions and large capitalization mergers and acquisitions, two of our areas of historical specialization.

Going forward, our strategic emphasis in our Financial Advisory business is to leverage the investments we have made in recent years to grow our business and drive our productivity. We continue to seek to opportunistically attract outstanding individuals to this practice.

We routinely reassess our strategic position and may in the future seek acquisitions or other transactions, including the opportunistic hiring of new employees, to further enhance our competitive position.

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

In connection with the cooperation arrangement, Lazard Group and IXIS have developed a business plan to promote mutual revenue production and sharing relating to the cooperation activities. As part of that plan, revenue from the various activities subject to the cooperation arrangement is credited towards a target weighted revenue number (the “Notional Reserve”) of €20 million (which the parties may agree to reduce if aspects of the cooperation do not take place), calculated by applying varying percentages depending on the source of the revenue plus the underwriting commissions received by IXIS for the ESUs. If at the end of the initial term of the cooperation arrangement (a) the sum of that calculation is less than the Notional Reserve, (b) the cooperation arrangement is not renewed and (c) Lazard Ltd’s common stock price fails to exceed $25 per share for a specified period, Lazard Group or its affiliate will pay IXIS or one of its affiliates the difference between the Notional Reserve and the sum of (1) the weighted revenue credits and (2) any gain IXIS has realized on a sale of its investment in our securities prior to the end of the initial term of the arrangement. The level of this potential payment would depend, among other things, on the level of revenue generated by the cooperation activities. The potential payment is limited, as of December 31, 2006, to a maximum of approximately €8 million (subject to further reduction in certain circumstances) which would only occur if the cooperation activities generate no revenue over the course of the remaining initial period of such activities and the other conditions noted above have not been met.

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

As of December 31, 2006, total assets under management (“AUM”) were $110.4 billion, approximately 83% of which was invested in equities, 11% in fixed income, 3% in alternative investments, 2% in cash and 1% in merchant banking funds. As of the same date, approximately 56% of our AUM was invested in international (i.e., non-U.S. and regional non-U.S.) investment strategies, 27% was invested in global investment strategies and 17% was invested in U.S. investment strategies, and our top ten clients accounted for 25% of total AUM. Approximately 83% of our AUM as of that date was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors. Approximately 17% of AUM as of December 31, 2006 was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

The charts below illustrate the mix of our AUM as of December 31, 2006, measured by broad product strategy and by office location.

AUM BY PRODUCT	AUM BY OFFICE LOCATION

For the years ended December 31, 2006, 2005 and 2004, Asset Management net revenue totaled $553 million, $466 million and $417 million, respectively, accounting for approximately 37%, 36% and 38%, respectively, of our net revenue from continuing operations for the periods. During the same periods, Asset Management reported operating income of $135 million, $116 million and $135 million, respectively, although as noted previously results of operations for periods prior to May 10, 2005 are not comparable to results of operations for subsequent periods. At December 31, 2006, 2005 and 2004, Asset Management had $419 million, $308 million, and $245 million in total assets, respectively.

LAM and LFG

Our largest Asset Management subsidiaries are Lazard Asset Management LLC (“LAM”) with offices in New York, San Francisco, Minneapolis, London, Milan, Frankfurt, Hamburg, Tokyo, Sydney and Seoul (aggregating approximately $97.7 billion in total AUM as of December 31, 2006), and Lazard Frères Gestion (“LFG”) headquartered in Paris (aggregating approximately $11.9 billion in total AUM as of December 31, 2006). These operations, with 676 employees as of December 31, 2006, provide our business with a global presence and local identity.

Primary distinguishing features of these operations include:

•	a global footprint with global research, global mandates and global clients,

•

a broad-based team of approximately 200 investment professionals at December 31, 2006: LAM has approximately 175 investment professionals, which includes approximately 70 focused, in-house, investment analysts across all products and platforms, approximately 28 of whom are on our global research platform, many of whom have substantial industry or sector specific expertise, and LFG has approximately 30 investment professionals, including seven investment analysts,

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

At LAM, we conduct investment research on a global basis, to develop market, industry and company specific insight. Approximately 70 investment analysts, located in our worldwide offices, conduct research and evaluate investment opportunities around the world across all products and platforms. The LAM global research platform is organized around six global industry sectors:

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

U.S.

Large Capitalization**

Mid Capitalization

Small Capitalization

Multi-Capitalization

Other

U.K. (Large Capitalization)

U.K. (Small Capitalization)

Australia

France (Large Capitalization)*

France (Small Capitalization)*

Japan**

Korea

Fixed Income and Cash Management	Global Core Fixed Income High Yield Short Duration	Pan-European Core Fixed Income High Yield Cash Management* Eurozone Fixed Income** Cash Management* Corporate Bonds**	U.S. Core Fixed Income High Yield Short Duration Municipals Cash Management* Non-U.S. U.K. Fixed Income

Alternative	Global Global Opportunities (Long/Short) Fund of Hedge Funds Fund of Closed-End Funds (Long and Long/Short)	Regional European Explorer (Long/Short) Emerging Income Japan (Long/Short)

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

LFG markets and distributes its products through 15 sales professionals based in France who target directly both individual and institutional investors.

Most of the managing directors of LAM and other key LAM employees hold LAM equity units, which entitle their holders to payments in connection with selected fundamental transactions affecting Lazard Group or LAM. For more information regarding these rights see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Merchant Banking

Lazard Group has a long history of making merchant banking investments with its own capital, usually alongside capital of qualified institutional and individual investors. These activities typically are organized in funds that make substantial or controlling investments in private or public companies, generally through privately negotiated transactions and with a view to divestment within two to seven years. While potentially risky and frequently illiquid, such investments, when successful, can yield investors substantial returns on capital and generate attractive management and performance fees for the sponsor of such funds.

As a part of the separation, we transferred to LFCM Holdings all of our merchant banking fund management activities, except for Fonds Partenaires Gestion (“FPG”), our merchant banking business in France, which is regulated as part of our Paris-based banking affiliate, Lazard Frères Banque SA (“LFB”). We also transferred to LFCM Holdings principal investments by Lazard Group in the funds managed as part of the separated businesses, while we retained our investment in our French merchant banking funds.

LFCM Holdings operates the merchant banking business transferred to it in the separation. Consistent with Lazard Group’s intent to support the development of the merchant banking business, including investing capital in funds managed or formed by the merchant banking subsidiary of LFCM Holdings, and in order to benefit from what we believe to be the potential of this business, Lazard Group will be entitled to receive from LFCM Holdings all or a portion of the payments from the incentive fees attributable to these funds (net of compensation payable to investment professionals who manage these funds) pursuant to the business alliance agreement between us and LFCM Holdings. In addition, pursuant to the business alliance agreement, we have an option to acquire the merchant banking business owned by LFCM Holdings and have the right to participate in the oversight of LFCM Holdings’ funds and consent to certain actions. We will continue to abide by our obligations with respect to transferred funds and agreed not to compete with LFCM Holdings’ merchant banking business during the duration of our option to acquire this business. From time to time we have considered exercising the option to acquire the merchant banking business and have had preliminary conversations with LFCM Holdings in that regard.

As of December 31, 2006, FPG, Lazard Group’s merchant banking business in France, with 10 employees, consisted of a group of private equity funds and an affiliated management company with approximately $882 million of AUM. Lazard Group’s investments in these funds totaled approximately $3 million as of December 31, 2006.

In February 2005, Lazard Group formed Corporate Partners II, Limited, a private equity fund with $1 billion of institutional capital commitments and a $100 million capital commitment from Lazard Group, the principal portion of which may require funding, at any time through 2010. As of December 31, 2006, Lazard Group has contributed approximately $14.1 million of its capital commitment. Pursuant to the master separation and business alliance agreements entered into between Lazard Group and LFCM Holdings, this fund is managed by a subsidiary of LFCM Holdings, and Lazard Group retained a capital commitment to the fund and is entitled to receive the carried interest distributions made by the fund (other than the carried interest distributions made to investment professionals who manage the fund).

In July 2005, LFCM Holdings formed a private equity fund, Lazard Senior Housing Partners LP, which closed during 2006 with capital commitments of $201 million from institutional investors, including $10 million from Lazard Group, the principal portion of which will require funding at any time through 2008. In connection with such capital commitment, Lazard Group funded $2.2 million as of December 31, 2006.

Pursuant to the business alliance agreement, we have a limited partner capital commitment to Lazard Technology Partners III, a planned investment fund to be managed and controlled by LFCM Holdings, which commitment is contingent upon the formation of such investment fund. As of December 31, 2006 the capital commitment was 10% of the total fund capital commitments, with a minimum and maximum commitment from Lazard Group of $15 million and $20 million, respectively. As of December 31, 2006, this investment fund has not been formed and Lazard Group has not made any payment toward such contingent capital commitment.

Strategy

Our strategic plan in our Asset Management business is to focus on delivering superior investment performance and client service and broadening our product offerings and distribution in selected areas in order to continue to drive improved business results. In March 2004, we undertook a senior management transition at LAM to put in place the next generation of leadership and to better position the business to execute our strategic plan. Over the past several years, in an effort to improve LAM’s operations and expand our business, we have:

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

•	expanded our product platform by “lifting-out” experienced portfolio managers to establish new products, and

•	launched new products such as several Japan long/short strategies, a Korean equities strategy and a global listed infrastructure strategy.

We believe that our Asset Management business has long maintained an outstanding team of portfolio managers and global research analysts. We intend to maintain and supplement our intellectual capital to achieve our goals. We routinely reassess our strategic position and may in the future seek acquisitions or other transactions, including the opportunistic hiring of new employees, in order to further enhance our competitive position. We also believe that our specific investment strategies, global reach, unique brand identity and access to multiple distribution channels will allow us to leverage into new investment products, strategies and geographic locations. In addition, we plan to expand our participation in merchant banking activities through investments in new and successor funds.

Employees

We believe that our people are our most important asset, and it is their reputation, talent, integrity and dedication that underpin our success. As of December 31, 2006, we employed 2,200 people, which included 128 managing directors and 512 other professionals in our Financial Advisory segment and 43 managing directors and 295 other professionals in our Asset Management segment. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees worldwide. We utilize an evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for improved performance. Generally, our employees are not subject to any collective bargaining agreements, except that our employees in certain of our European offices, including France and Italy, are covered by national, industry-wide collective bargaining agreements. We believe that we have good relations with our employees.

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

While our competitors vary by country in our Mergers and Acquisitions practice, we believe our primary competitors in securing mergers and acquisitions advisory engagements are Bear Stearns, Citigroup, Credit Suisse, Deutsche Bank AG, Goldman, Sachs & Co., JPMorgan Chase, Lehman Brothers, Mediobanca, Merrill Lynch, Morgan Stanley, Rothschild and UBS. In our Financial Restructuring practice our primary competitors are The Blackstone Group, Greenhill & Co. and Rothschild.

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

In recent years there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wider range of products than we offer, including loans, deposit taking, insurance and brokerage services. Many of these firms also offer more extensive asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenue in an effort to gain market share, which could result in pricing pressure in our businesses. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors.

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

In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. The NASD is a voluntary, self-regulatory body composed of members, such as our broker-dealer subsidiaries, that have agreed to abide by the NASD’s rules and regulations. This, and non-U.S. regulatory organizations, may examine the activities of, and may expel, fine and otherwise discipline, member firms and their employees. The laws, rules and regulations comprising this framework of regulation and the interpretation and enforcement of existing laws, rules and regulations are constantly changing. The effect of any such changes cannot be predicted and may impact the manner of operation and profitability of our company.

Our U.S. broker-dealer subsidiary, Lazard Frères & Co. LLC, through which we conduct our U.S. Financial Advisory business, is currently registered as a broker-dealer with the SEC and the NASD, and as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico. As such, Lazard Frères & Co. LLC is subject to regulations governing effectively every aspect of the securities business, including the effecting of securities transactions, minimum capital requirements, record-keeping and reporting procedures, relationships with customers, experience and training requirements for certain employees and business procedures with firms that are not members of certain regulatory bodies. Lazard Asset Management Securities LLC, a subsidiary of LAM, also is registered as a broker-dealer with the SEC and the NASD and in all 50 states, the District of Columbia and Puerto Rico. Certain U.K. subsidiaries of Lazard Group, including Lazard & Co., Limited, Lazard Fund Managers Limited and Lazard Asset Management Limited, which we refer to in this annual report as, the “U.K. subsidiaries,” are regulated by the Financial Services Authority or “FSA.”

Lazard Frères SAS, our French subsidiary, is subject to regulation by the Commission Bancaire and the Comité des Etablissements de Crédit et des Entreprises d’Investissement for its banking activities, conducted through its affiliate LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of Lazard Frères SAS, primarily LFG (asset management) and FPG (merchant banking), are subject to regulation and supervision by the Autorité des Marchés Financiers (“AMF”). Our business is also subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate.

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

Certain of our Asset Management subsidiaries are registered as investment advisors with the SEC. As registered investment advisors, each is subject to the requirements of the Investment Advisers Act and the SEC’s regulations thereunder. Such requirements relate to, among other things, the relationship between an advisor and its advisory clients, as well as general anti-fraud prohibitions. LAM serves as an advisor to several mutual funds which are registered under the Investment Company Act. The Investment Company Act regulates, among other things, the relationship between a mutual fund and its investment advisor (and other service providers) and prohibits or severely restricts principal transactions between an advisor and its advisory clients, imposes record- keeping and reporting requirements, disclosure requirements, limitations on trades where a single broker acts as the agent for both the buyer and seller (known as “agency cross”), and limitations on affiliated transactions and joint transactions. Lazard Asset Management Securities LLC, a subsidiary of LAM, serves as the underwriter or distributor for mutual funds and hedge funds managed by LAM, and as an introducing broker to Lazard Capital Markets LLC for unmanaged accounts of LAM’s private clients.

In addition, the Japanese Ministry of Finance and the Financial Supervisory Agency in Japan, the Korean Financial Supervisory Commission in Korea, as well as Australian and German banking authorities, among others, regulate various of our operating entities and also have capital standards and other requirements comparable to the rules of the SEC.

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

Although we have had discussions with the staff of the SEC, we are unable at this time to accurately predict the impact that these regulations will have on our businesses and financial results. It is possible that these regulations may ultimately require that we increase our regulatory capital, which may adversely affect our profitability and result in other increased costs.

Executive Officers of the Registrant

Set forth below are the name, age, present title, principal occupation and certain biographical information for our executive officers as of February 22, 2007, all of whom have been appointed by, and serve at the pleasure of, our board of directors.

Bruce Wasserstein, 59

Mr. Wasserstein has served as Chairman and Chief Executive Officer of Lazard Group and Lazard Ltd since May 2005. Mr. Wasserstein has served as a director of Lazard Group since January 2002 and as a director of Lazard Ltd since April 2005. Mr. Wasserstein served as the Head of Lazard and Chairman of the Executive Committee of Lazard Group from January 2002 until May 2005. Prior to joining Lazard, Mr. Wasserstein was Executive Chairman at Dresdner Kleinwort Wasserstein from January 2001 to November 2001. Prior to joining Dresdner Kleinwort Wasserstein, he served as CEO of Wasserstein Perella Group (an investment banking firm he co-founded) from February 1988 to January 2001, when Wasserstein Perella Group was sold to Dresdner Bank. Prior to founding Wasserstein Perella Group, Mr. Wasserstein was the Co-Head of Investment Banking at The First Boston Corporation. Prior to joining First Boston, Mr. Wasserstein was an attorney at Cravath, Swaine & Moore. Mr. Wasserstein also currently serves as Chairman of Wasserstein & Co., LP, a private merchant bank and is a member of the board of directors of Harry & David Holdings, Inc.

Michael J. Castellano, 60

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

Steven J. Golub, 61

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

Scott D. Hoffman, 44

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

Charles G. Ward, III, 54

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

Where You Can Find Additional Information

Lazard Group files current, annual and quarterly reports and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC. You may read and copy any document the company files at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company’s SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.

Our public internet site is http://www.lazard.com. and the investor relations section of our public internet site is located at http://www.lazard.com/investorrelations/SEC-filings.html. We will make available free of charge, on or through the investor relations section of our internet site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request of any shareholder to the Investor Relations Department, are charters for the Company’s Audit Committee, Compensation Committee and Nominating & Governance Committee. Copies of these charters and our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees are also posted on our website in the “Corporate Governance” section.

Item 1A.	Risk Factors

You should carefully consider the following risks and all of the other information set forth in this annual report, including our consolidated financial statements and related notes. The risk factors set forth below primarily relate to the business of Lazard Group. The following risks comprise material risks of which we are aware. If any of the events or developments described below actually occurred, our business, financial condition or results of operations would likely suffer.

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

Lazard Group has experienced several significant events in recent years, including our unification under one global firm, the transition to new senior management and our transformation from a private to a public company, and our industry in general continues to experience change and exert competitive pressures for retaining top talent, each of which makes it more difficult for us to retain professionals. If any of our managing directors and other key professional employees were to join an existing competitor or form a competing company or otherwise leave us, some of our clients could choose to use the services of that competitor or some other competitor instead of our services. The employment arrangements, non-competition agreements and retention agreements we have entered into with our managing directors and other key professional employees may not prevent our managing directors and other key professional employees from resigning from practice or competing against us. In addition, these arrangements and agreements have a limited duration and will expire after a certain period of time. Since our transformation to a public company, we continue to be subject to the intense competition in the financial services industry regarding the recruitment and retention of key professionals, and have experienced a few departures from and added to our professional ranks as a result. In connection with our transformation to a public company we adopted a compensation policy that provides that our employee compensation and benefits expense, including amounts payable to our managing directors, will not exceed 57.5% of operating revenue (although we retain the ability to change this policy in the future). For the year ended December 31, 2006, such employee compensation and benefits expenses were 56.7% of operating revenue, including amortization of restricted stock unit grants under our 2005 Equity Incentive Plan which starts at the date of grant.

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

We historically have earned a substantial portion of our revenue from advisory fees paid to us by our Financial Advisory clients, which fees usually are payable upon the successful completion of a particular transaction or restructuring. For example, for the year ended December 31, 2006, Financial Advisory services accounted for approximately 65% of our net revenue. We expect that we will continue to rely on Financial Advisory fees for a substantial portion of our revenue for the foreseeable future, and a decline in our advisory engagements or the market for advisory services would adversely affect our business, financial condition and results of operations.

In addition, we operate in a highly competitive environment where typically there are no long-term contracted sources of revenue. Each revenue-generating engagement typically is separately awarded and negotiated. Furthermore, many businesses do not routinely engage in transactions requiring our services, and, as a consequence, our fee paying engagements with many clients are not likely to be predictable. We also lose clients each year as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and other causes. As a result, our engagements with clients are constantly changing, and our Financial Advisory fees could decline quickly due to the factors discussed above.

There will not be a consistent pattern in our financial results from period to period, which may make it difficult for us to achieve steady earnings growth on a quarterly basis.

We experience significant fluctuations in revenue and profits. These fluctuations generally can be attributed to the fact that we earn a significant portion of our Financial Advisory revenue upon the successful completion of a merger or acquisition transaction or a restructuring, the timing of which is uncertain and is not subject to our control. In addition, our Asset Management revenue is particularly sensitive to fluctuations in our AUM. Asset Management fees are often based on AUM as of the end of a quarter or month. As a result, a reduction in assets at the end of a quarter or month (as a result of market depreciation, withdrawals or otherwise) will result in a decrease in management fees. Similarly, timing of flows, contributions and withdrawals are often out of our control and may be inconsistent from quarter to quarter. As a result of quarterly fluctuations, it may be difficult for us to achieve steady earnings growth on a quarterly basis.

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

Section 327 of the U.S. Bankruptcy Code requires that “disinterested persons” be employed in a restructuring. The definition of “disinterested person” has been modified. As previously in effect, certain of our competitors were disqualified from being employed in restructurings as a result of their status as an underwriter of securities. This basis for disqualification, however, no longer applies. Historically, we were not often disqualified from obtaining a role in a restructuring because we have not been a significant underwriter of securities. The change of the “disinterested person” definition could allow for more financial services firms to compete for restructuring engagements and make recruiting and retaining of professionals more difficult. If our competitors succeed in being retained in new restructuring engagements, our Financial Restructuring practice, and thereby our results of operations, could be materially adversely affected.

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

As of December 31, 2006, Lazard Group and its subsidiaries had approximately $1.3 billion in debt outstanding. This debt has certain mandated payment obligations, which may constrain our ability to operate our business. In addition, in the future we may need to incur debt or issue equity in order to fund our working capital requirements or refinance existing indebtedness, as well as to make acquisitions and other investments. The amount of our debt obligations may impair our ability to raise debt or issue equity for financing purposes. Our access to funds also may be impaired if regulatory authorities take significant action against us, or if we discover that any of our employees had engaged in serious unauthorized or illegal activity. In addition, our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. These ratings are assigned by rating agencies, which may reduce or withdraw their ratings or place us on “credit watch” with negative implications at any time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may pursue acquisitions or joint ventures that could present unforeseen integration obstacles or costs.

We routinely assess our strategic position and may in the future seek acquisitions or other transactions to further enhance our competitive position. We have in the past pursued joint ventures and other transactions aimed at expanding the geography and scope of our operations. In 2002 we entered into a business alliance in Italy with Banca Intesa S.p.A., or “Intesa,” which ended on May 15, 2006 and in 2004 we established a joint venture in Brazil with Signatura Advisors Ltda. We also have entered into a cooperation arrangement with IXIS to promote mutually beneficial revenue production and sharing relating to cooperation activities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Business—Principal Business Lines—Financial Advisory—Relationship with IXIS.” We expect to continue to explore partnership opportunities that we believe to be attractive. In addition, with publicly traded securities that we could potentially use to finance acquisitions, we believe that we will have opportunities and flexibility to pursue acquisitions and other similar transactions.

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

Particularly in our Asset Management business, we rely heavily on our financial, accounting, trading, compliance and other data processing systems. We expect that we will need to review whether to continue to upgrade and expand the capabilities of these systems in the future to avoid disruption of, or constraints on, our operations. However, if any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. The inability of our systems to accommodate an increasing volume of transactions also could constrain our ability to expand our businesses.

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

Specific regulatory changes also may have a direct impact on the revenue of our Asset Management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. For example, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, may in the future be limited or prohibited. Although a substantial portion of the research relied on by our Asset Management business in the investment decision-making process is generated internally by our investment analysts, external research, including external research paid for with soft dollars, is important to the process. This external research generally is used for information gathering or verification purposes, and includes broker-provided research, as well as third-party provided databases and research services. For the year ended December 31, 2006, our Asset Management business obtained research and other services through soft dollar arrangements, the total cost of which we estimate to be approximately $11.8 million. If the use of soft dollars is limited or prohibited, we may have to bear these costs. In addition, new regulations regarding the management of hedge funds may impact our Asset Management business and result in increased costs. These regulatory changes and other proposed or potential changes, may result in a reduction of revenue associated with our Asset Management business.

Fluctuations in foreign currency exchange rates could lower our net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM.

Because our financial statements are denominated in U.S. dollars and, for the year ended December 31, 2006, we received approximately 48% of our net revenue from continuing operations in other currencies, predominantly in euros and British pounds, we are exposed to fluctuations in foreign currencies. In addition, we pay a significant amount of our expenses in such currencies. The exchange rates of these currencies versus the U.S. dollar may affect our net income. We do not generally hedge such non-dollar foreign exchange rate exposure arising in our subsidiaries outside of the U.S. Fluctuations in foreign currencies may also make period to period comparisons of our results of operations difficult.

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

Lazard Group depends on its subsidiaries, which conduct the operations of the businesses, for dividends and other payments to generate the funds necessary to meet its financial obligations, including payments of principal and interest on its indebtedness. However, none of Lazard Group’s subsidiaries is obligated to make funds available to it for servicing such financial obligations. In addition, legal and contractual restrictions in agreements governing current and future indebtedness, as well as financial conditions, minimum regulatory net capital and similar requirements and operating requirements of Lazard Group’s subsidiaries, currently limit and may, in the future, limit Lazard Group’s ability to obtain cash from its subsidiaries. The earnings from, or other available assets of Lazard Group’s subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable Lazard Group to make payments in respect of its financial obligations when such payments are due. In addition, even if such earnings were sufficient, the agreements governing the current and future indebtedness of Lazard Group’s subsidiaries and regulatory requirements with respect to our broker-dealer and other regulated subsidiaries may not permit such subsidiaries to provide Lazard Group with sufficient dividends, distributions or loans to fund its financial obligations, when due.

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

Tax authorities may challenge our tax computations, including our transfer pricing methods, and their application.

In the ordinary course of our business, we are subject to tax audits in various jurisdictions. Tax authorities may challenge our tax computations, including our transfer pricing methods, and their application. While Lazard believes that its tax computations, including transfer pricing results, are correct and properly reflected on its financial statements, there can be no assurance that the tax authorities will agree.

A number of our managing directors and other professional employees own rights to participate in the equity value, but not the earnings, in one of the principal operating subsidiaries of our Asset Management business, which could result in those persons receiving additional payments due to future actions with respect to that business.

Most of the managing directors of LAM and other LAM employees hold LAM equity units. These LAM equity units entitle their holders to payments in connection with selected fundamental transactions affecting Lazard Group or LAM, including a dissolution or a sale of all or substantially all of the assets of Lazard Group or LAM, a merger of, or sale of all of the interests in, LAM whereby Lazard Group ceases to own a majority of or have the right to appoint a majority of the board of directors of LAM, or a non-ordinary course sale of assets by LAM that exceeds $50 million in value.

As a general matter, in connection with a fundamental transaction that triggers the LAM equity units, the holders of the LAM equity units would be entitled in the aggregate, as of December 31, 2006, to approximately 23% of the net proceeds or imputed valuation of LAM in such transaction after deductions for payment to creditors of LAM and the return of capital in LAM. As of December 31, 2006, LAM’s capital for these purposes totaled approximately $60 million, of which approximately $7 million was owned by the managing directors and employee members of LAM, with the remainder owned by Lazard Group. Holders of LAM equity units may not necessarily be employed by us at the time of such event, and, to the extent that their units were vested, they would remain entitled to any such payment. We have no current intention to cause or otherwise trigger a fundamental transaction that would give rise to payment obligations to holders of interests of LAM. On and after January 1, 2006, the board of directors of LAM, a majority of which is appointed by us, may, in its discretion, grant, subject to specified vesting conditions, LAM equity interests that include profit rights to managing directors of, and other persons providing services to, LAM, as a portion of their ongoing compensation. No such LAM equity interests have been granted as of December 31, 2006, nor is there any present intention to do so. However the provisions of the LAM limited liability company agreement that govern the LAM equity units may impair our ability to sell assets or securities of LAM in the future or otherwise limit our operational flexibility and could result in a substantial amount of consideration being payable to key employees of our Asset Management business, impairing our ability to retain these persons and adversely affecting our business, results of operations or financial condition.

The reorganization of our business from a privately held firm to a publicly traded company may adversely affect our ability to recruit, retain and motivate key employees.

In connection with the separation and recapitalization, most of the then working members received LAZ-MD Holdings exchangeable interests that will in the future be effectively exchangeable for shares of Lazard Ltd’s common stock. The ownership of, and the ability to realize equity value from, these LAZ-MD Holdings exchangeable interests and underlying shares of Lazard Ltd’s common stock is not dependent upon a managing director’s continued employment with our company, and our managing directors are not restricted from leaving Lazard by the potential loss of the value of these membership interests. These shares of common stock, upon full exchange, will ultimately be a more liquid security than their former membership interests in Lazard Group.

The LAZ-MD Holdings exchangeable interests are subject to restrictions on transfer and the timing of exchange. Most of these restrictions on the timing of exchange will survive for only a limited period and will permit our managing directors to leave Lazard without losing any of their LAZ-MD Holdings exchangeable interests or underlying shares of Lazard Ltd’s common stock. In addition, those managing directors who had capital interests and rights at Lazard Group that were exchanged in the separation for capital interests and rights in LAZ-MD Holdings, had 50% of those LAZ-MD Holdings capital interests and rights redeemed in May, 2006 and will have the remainder redeemed or otherwise paid out in two equal installments in May, 2007 and May 2008. At December 31, 2006, our managing directors held approximately $51 million of the LAZ-MD Holdings redeemable capital interests. The steps we have taken to encourage the continued service of these individuals may not be effective.

While we believe that Lazard Ltd’s status as a publicly traded company should promote retention and recruitment, some managing directors and other employees may be more attracted to the benefits of working at a private, controlled partnership and the prospects of becoming a partner. The impact of the separation on our managing directors and other employee retention and recruitment is uncertain.

Our financial performance depends on our ability to achieve our target compensation expense level, and the failure to achieve this target level may materially adversely affect our results of operations and financial position.

A key driver of our profitability is our ability to generate revenue while achieving our compensation expense levels. We intend to operate at or below our target level of compensation and benefits expense. Our policy is that our compensation and benefits expense will not exceed 57.5% of operating revenue each year. Compensation and benefits expense was 56.7% and 57.0% of operating revenue for the years ended December 31, 2006 and 2005, respectively (with the 2005 percentage being pro forma to exclude amounts relating to the separated businesses, but including payments for minority interest for services rendered by LAM managing directors and employee members of LAM and services rendered by other managing directors). Increased competition for senior professionals, changes in the financial markets generally or other factors could prevent us from continuing to maintain this objective. Failure to achieve this target ratio may materially adversely affect our results of operations and financial position.

The financial information of Lazard Group contained in this annual report for periods prior to May 10, 2005 may not be representative of our results as a separate, independent public company.

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

Reorganizing our business from a privately held firm to a publicly traded company has resulted in ongoing increased administrative and regulatory costs and burdens that are not reflected in the consolidated financial statements of Lazard Group prior to May 10, 2005, the date of the equity public offering, which could adversely affect our results of operations. Before 2000, our business was operated under separate and independent firms or private limited companies organized on a country-by-country basis. Starting with the unification of our various Houses under Lazard Group in 2000, and continuing with our transition to a public company through Lazard Ltd, we have sought and are continuing to implement improvements to our administrative functions, including our compliance and control systems. In addition, as Lazard Ltd is a publicly traded company, we have implemented and are implementing additional regulatory and administrative procedures and processes for the purpose of addressing the standards and requirements applicable to public companies, including under the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act,” and related regulatory initiatives. The cost of implementing these steps has been substantial.

Prior to the separation, Lazard Group’s businesses, which then included the separated businesses, also were able to rely, to some degree, on the earnings, assets and cash flow of each other for capital and cash flow requirements. Accordingly, Lazard Group’s historical consolidated results of operations and financial position are not necessarily indicative of the consolidated results of operations and financial position of Lazard Group after completion of the separation.

Lazard Group and its predecessors have undergone significant transformations in recent years, and we will continue our efforts to transform our business and operations going forward, which may disrupt the regular operations of our business.

Since the unification of the Houses of Lazard in 2000, Lazard Group has experienced a succession of transformative events, including the hiring of Mr. Bruce Wasserstein, our Chairman and Chief Executive Officer, the retention of new senior management and the hiring or promotion of a large number of new managing directors, as well as the separation and recapitalization transactions. Lazard Group’s efforts to transform our businesses are expected to continue. The continued evolution of Lazard Group may have resulted, and in the future may result, in disruption to the regular operations of our business, including our ability to attract and complete current and future engagement opportunities with clients, and increased difficulty in retaining senior professionals and managing and growing our businesses, the occurrence of any of which could materially adversely affect our business, financial condition and results of operations.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.

We have documented our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2006. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could have a material adverse effect on our business.

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

We currently have a number of ongoing obligations in respect of which, pursuant to the master separation agreement and other ancillary agreements, LFCM Holdings is providing certain indemnities. For example, we entered into an arrangement with LFCM Holdings relating to the costs of excess space in the U.K. LFCM Holdings will pay to Lazard Group $25 million in the aggregate, of which $7.8 million and $6.2 million was due and paid in 2006 and 2005, respectively.

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

As of December 31, 2006, LAZ-MD Holdings holds approximately 52.1% of Lazard Ltd’s voting power through Lazard Ltd’s single share of Class B common stock and 52.1% of the outstanding Lazard Group common membership interests. In addition, LAZ-MD Holdings’ board of directors is composed of five individuals, all of whom are managing directors or officers of Lazard Ltd or its affiliates, including its Vice Chairman and its President. Lazard Group’s board of directors and executive officers are the same as those of Lazard Ltd. The voting and equity ownership of LAZ-MD Holdings and its members, and the service of officers and managing directors of our company as directors of LAZ-MD Holdings, could create conflicts of interest when LAZ-MD Holdings and those directors and officers are faced with decisions that could have different implications for LAZ-MD Holdings and us, including potential acquisitions of businesses, the issuance or disposition of securities by us, the election of new or additional directors of Lazard Ltd, the payment of dividends by Lazard Ltd and Lazard Group, our relationship with LFCM Holdings and other matters. We also expect that LAZ-MD Holdings will manage its ownership of us so that it will not be deemed to be an investment company under the Investment Company Act, including by maintaining its voting power in Lazard Ltd above a majority absent an applicable exemption from the Act. This may result in conflicts with us, including those relating to acquisitions or offerings by us involving issuances of Lazard Ltd’s common stock or securities convertible or exchangeable into shares of Lazard Ltd’s common stock that would dilute LAZ-MD Holdings’ voting power in Lazard Ltd.

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

Pursuant to the LAZ-MD Holdings amended and restated stockholders’ agreement, LAZ-MD Holdings will vote the single share of Lazard Ltd Class B common stock, which, as of December 31, 2006, represented approximately 52.1% of Lazard Ltd’s voting power, as directed by its individual members who are party to that agreement, all of whom are working members, including managing directors of our business. These same persons own and control LFCM Holdings, which holds the separated businesses. In addition, several employees of Lazard provide services to LFCM Holdings. Conflicts of interest may arise between LFCM Holdings and us in a number of areas relating to our past and ongoing relationships, including:

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

•	the nature, quality and pricing of administrative services to be provided by us, and

•	the provision of services by certain of our managing directors to LFCM Holdings.

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

Forward-looking statements include, but are not limited to, statements about the:

•	business’ possible or assumed future results of operations and operating cash flows,

•	business’ strategies and investment policies,

•	business’ financing plans and the availability of short-term borrowing,

•	business’ competitive position,

•	potential growth opportunities available to our businesses,

•	recruitment and retention of our managing directors and employees,

•	target levels of compensation expense,

•	business’ potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,

•	likelihood of success and impact of litigation,

•	expected tax rate,

•	changes in interest and tax rates,

•	expectation with respect to the economy, securities markets, the market for mergers and acquisitions activity, the market for asset management activity and other industry trends,

•	effects of competition on our business, and

•	impact of future legislation and regulation on our business.

The Company is committed to providing timely and accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, the Company uses its websites to convey information about our businesses, including the anticipated release of quarterly financial results, quarterly financial, statistical and business-related information, and the posting of updates of AUM in various mutual funds, hedge funds and other investment products managed by LAM and its subsidiaries. Monthly updates of these funds are posted to the LAM website (www.lazardnet.com) on the 3rd business day following the end of each month. Investors can link to us and our operating company websites through http://www.lazard.com. Our websites and the information contained therein or connected thereto shall not be deemed to be incorporated into this annual report.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table lists the properties used for the entire Lazard organization, including properties used by the separated businesses. As a general matter, one or both of our Financial Advisory and Asset Management segments uses the following properties. We license and sublease to LFCM Holdings certain office space, including office space that is used by the separated businesses. This includes subleasing or licensing approximately 37,836 square feet in New York, New York located at 30 Rockefeller Plaza to LFCM Holdings. Additionally, our New York and London offices sublease 31,910 and 55,676 square feet, respectively, to third parties. We remain fully liable for the subleased space to the extent LFCM Holdings, or the third parties, fail to perform their obligations under the subleases for any reason. In addition, LFCM Holdings entered into indemnity arrangements in relation to excess space and abandoned former premises in London.

Location	Square feet	Comments
New York	364,473 square feet of leased space	Key office located at 30 Rockefeller Plaza, New York, New York 10020. (Includes 67,959 square feet subleased by us.)
Other North America	67,710 square feet of leased space	Includes offices in Atlanta, Chicago, Houston, Los Angeles, Montreal, San Francisco and Toronto.
Paris	170,749 square feet of owned and leased space	Key office located at 121 Boulevard Haussmann, 75008 Paris.
London	86,695 square feet of leased space	Key office located at 50 Stratton Street, London W1J 8LL.
Milan	17,708 square feet of leased space	Key office located at via Dell’Orso 2, 20121 Milan.
Other Europe	80,866 square feet of leased space	Includes offices in Amsterdam, Berlin, Bordeaux, Frankfurt, Hamburg, Lyon, Madrid, Rome and Stockholm.
Asia and Australia	53,417 square feet of leased space	Includes offices in Mumbai, Hong Kong, Seoul, Singapore, Sydney, Tokyo and Beijing.

We believe that we currently maintain sufficient space to meet our anticipated needs.

Item 3.	Legal Proceedings

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

In 2004, we received a request for information from the NASD as part of an industry investigation relating to gifts and gratuities, which was focused primarily on Lazard’s former Capital Markets business, which business was transferred to LFCM Holdings as a part of the separation. In addition, we have received requests for information from the NASD, SEC and the U.S. Attorney’s Office for the District of Massachusetts seeking information concerning gifts and entertainment involving an unaffiliated mutual fund company, which are also focused on that same business. In the course of an internal review of these matters, there have been resignations or discipline of certain individuals associated with Lazard’s former Capital Markets business. These investigations are continuing and we cannot predict their potential outcomes, which outcomes, if any, could include the consequences discussed above under “Regulation.”

Lazard Ltd and Goldman Sachs & Co., the lead underwriter of Lazard Ltd’s equity public offering of its common stock, as well as several members of Lazard Ltd’s management and board of directors, have been named as defendants in several putative class action lawsuits and putative stockholder derivative lawsuits filed in the U.S. District Court for the Southern District of New York and the Supreme Court of the State of New York. The putative class action lawsuits and putative derivative lawsuits allege, respectively, various violations of the federal securities laws and breaches by Lazard Ltd directors of their fiduciary duties, all in connection with matters related to the equity public offering, and seek, among other things, compensatory, rescissory and punitive damages. On February 7, 2007, the U.S. District Court for the Southern District of New York issued a Decision and Order dismissing plaintiffs’ claims and allowing plaintiffs twenty days to file an amended complaint repleading any of the dismissed claims. Plaintiffs allowed the twenty-day period to pass without filing an amended complaint. Accordingly, the defendants have prevailed in the putative class action in the U.S. District Court. In the putative class action lawsuit brought in the Supreme Court of the State of New York, the defendants have filed a motion to dismiss the complaint or, in the alternative, to stay the action pending final resolution of the putative class action lawsuit filed in the U.S. District Court. We believe that all of these suits are meritless and intend to continue defending them vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2006, approximately 47.9% and 52.1% of our common membership interests are held by wholly-owned subsidiaries of Lazard Ltd and by LAZ-MD Holdings, respectively. Our co-managing member interests are held by two indirect wholly-owned subsidiaries of Lazard Ltd and our profit participation interests are held by various managing directors. There are no public trading markets for any of these interests.

Prior to May 10, 2005, the date of Lazard Ltd’s equity public offering, payment for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital (or in some cases as minority interest with respect to LAM membership interests held by LAM managing directors) rather than as compensation and benefits expense. Such distributions from members’ capital have been included within the accompanying consolidated statements of changes in members’ equity (deficiency).

Subsequent to the equity public offering, pursuant to provisions of its amended and restated Operating Agreement, Lazard Group distributions in respect of common membership interests are allocated to the holders of such interests on a pro rata basis. Such distributions represent amounts necessary to fund (i) dividends Lazard Ltd declares on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests. During the years ended December 31, 2006 and 2005, Lazard Group distributed $22,357,000 and $8,821,000, respectively, to LAZ-MD Holdings and $13,480,000 and $5,325,000, respectively, to the subsidiaries of Lazard Ltd, which latter amounts were used by Lazard Ltd to pay dividends to third party stockholders of its Class A common stock. In addition, during the years ended December 31, 2006 and 2005, Lazard Group made tax distributions of $43,253,000 and $18,164,000, respectively, including $26,968,000 and $11,327,000, respectively, paid to LAZ-MD Holdings and $16,285,000 and $6,837,000, respectively, paid to subsidiaries of Lazard, Ltd.

Item 6.	Selected Financial Data

The following table sets forth the selected consolidated financial data for the Company for all periods presented. The results of operations for certain businesses that the Company no longer owns are reported as discontinued operations.

The consolidated financial statements prior to May 10, 2005, the date of the equity public offering, do not reflect what our results of operations and financial position would have been had we been a stand-alone, public company for the periods presented. In addition, the results of operations for periods prior to May 10, 2005 are not comparable to results of operations for subsequent periods. Specifically, for periods prior to May 10, 2005, the results of operations do not give effect to the following matters:

•

Payment for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense. As a result, prior to May 10, 2005, Lazard Group’s operating income included within the accompanying consolidated financial statements did not reflect payments for services rendered by its managing directors. For periods subsequent to the consummation of the equity public offering as described in Note 1 of the accompanying Notes to Consolidated Financial Statements, all payments for services rendered by our managing directors and distributions to holders of profit participation interests (“profit participation members”) in Lazard Group are included within the accompanying consolidated financial statements in compensation and benefits expense.

•	The use of proceeds from the financing transactions.

•	The net incremental interest expense related to the financing transactions.

In addition, the accompanying consolidated financial statements of Lazard Group do not include a provision for U.S. corporate federal income taxes, because Lazard Group operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income has not been subject to U.S. federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Outside the U.S., Lazard Group historically has operated principally through subsidiary corporations and has been subject to local income taxes. Accordingly, income taxes reflected within Lazard Group’s results of operations included within the accompanying consolidated financial statements are attributable to taxes incurred in non-U.S. entities and to New York City Unincorporated Business Tax (“UBT”) attributable to Lazard Group’s operations apportioned to New York City.

The consolidated statements of financial position and income data as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 have been derived, as applicable, from Lazard Group’s consolidated financial statements. The audited consolidated statements of financial condition as of December 31, 2006 and 2005 and consolidated statements of income for the years ended December 31, 2006, 2005 and 2004 are included elsewhere in this Form 10-K. The audited consolidated statements of financial condition as of December 31, 2004, 2003 and 2002 and consolidated statements of income for the years ended December 31, 2003 and 2002 are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and related notes included elsewhere in this Form 10-K.

Selected Consolidated Financial Data

	As Of Or For The Year Ended December 31,
	2006	2005	2004		2003	2002
	(in thousands of dollars)
Consolidated Statements of Income Data
Net Revenue:
Financial Advisory (a)	$973,337	$864,812	$655,200		$690,967	$532,896
Asset Management (b)	553,212	466,188	417,166		350,348	454,683
Corporate (c)	(33,380)	(29,589)	22,464		11,627	4,515

Net Revenue (d)	1,493,169	1,301,411	1,094,830		1,052,942	992,094
Compensation and Benefits (e)	891,411	698,683	466,064		388,266	391,010
Other Operating Expenses	268,082	257,052	260,942		225,940	243,223

Total Operating Expenses	1,159,493	955,735	727,006		614,206	634,233

Operating Income from Continuing Operations	$333,676	$345,676	$367,824		$438,736	$357,861

Income from Continuing Operations	$263,993	$272,800	$251,999		$307,218	$277,151

Net Income Allocable to Members (e)	$263,993	$255,224	$246,974	(f)	$250,383	$297,447

Consolidated Statements of Financial Condition Data
Total Assets	$3,187,207	$1,907,133	$3,499,224		$3,257,229	$2,460,725
Total Debt (g)	$1,312,502	$1,245,926	$319,043		$316,185	$117,239
Mandatorily Redeemable Preferred Stock	$—	$—	$100,000		$100,000	$100,000
Members’ Equity (Deficiency)	$(244,488)	$(870,339)	$384,798		$535,725	$648,911
Notes (in thousands of dollars): (a) Financial Advisory net revenue consists of the following:

	For The Year Ended December 31,
	2006	2005	2004		2003	2002
M&A	$792,537	$674,543	$481,726		$419,967	$393,082
Financial Restructuring	70,625	103,404	96,100		244,600	124,800
Other Financial Advisory	110,175	86,865	77,374		26,400	15,014

Financial Advisory Net Revenue	$973,337	$864,812	$655,200		$690,967	$532,896

(b) Asset Management net revenue consists of the following:

	For The Year Ended December 31,
	2006	2005	2004		2003	2002
Management and Other Fees	$450,323	$389,414	$357,229		$284,565	$344,044
Incentive Fees	59,371	44,627	27,354		38,225	73,427
Other Income	43,518	32,147	32,583		27,558	37,212

Asset Management Net Revenue	$553,212	$466,188	$417,166		$350,348	$454,683

(c)	“Corporate” includes interest income (net of interest expense), including, for periods subsequent to May 10, 2005, the net incremental interest expense related to the financing transactions, investment income from certain long-term investments and net money market revenue earned by LFB.
(d)	Net revenue is presented after reductions for dividends relating to the Company’s mandatory redeemable preferred stock issued in March 2001. Preferred dividends are reflected in corporate net revenue and amounted to $8,000 for each of the years ended December 31, 2004, 2003 and 2002, respectively. The year ended December 31, 2005 includes a credit of $8,000, which represents accrued dividends on the Company’s mandatory redeemable preferred stock which was redeemed and cancelled pursuant to the redemption of membership interests of historical partners.
(e)	Excludes, as applicable, with respect to periods ended prior to May 10, 2005, payments for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense.
(f)	Net income allocable to members for the year ended December 31, 2004 is shown after an extraordinary gain of $5,507 related to the January 2004 acquisition of the assets of Panmure Gordon.
(g)	Total debt amounts relate to the Company’s continuing operations and represents the aggregate amount reflected in the Company’s consolidated statements of financial condition relating to senior borrowings, capital lease obligations and subordinated borrowings.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Group’s consolidated financial statements and the related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this Form 10-K.

The separation and recapitalization transactions were completed as of May 10, 2005, at which time the separated businesses became part of LFCM Holdings. Except as otherwise expressly noted, this annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”) and the consolidated financial data of Lazard Group, reflect the results of operations and financial position of Lazard Group and includes the separated businesses in discontinued operations.

Results of operations are reported as a historical partnership until the equity public offering on May 10, 2005 and do not include, among other things, payments for services rendered by managing directors as compensation expense. Such payments are included in subsequent periods. Therefore, results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Business Summary

The Company’s principal sources of revenue are derived from activities in the following business segments:

•	Financial Advisory, which includes providing advice on mergers and acquisitions (“M&A”), restructurings, capital raising and other transactions, and

•	Asset Management which includes the management of equity and fixed income securities and merchant banking funds.

In addition, the Company records selected other activities in Corporate, including cash management, certain long-term investments and the commercial banking activities of Lazard Group’s Paris-based Lazard Frères Banque SA (“LFB”). LFB is a registered bank regulated by the Banque de France. LFB’s primary commercial banking operations include the management of the treasury positions of the Company’s Paris House through its money market desk and, to a lesser extent, credit activities relating to securing loans granted to clients of Lazard Frères Gestion SAS (“LFG”) and custodial oversight over assets of various clients. In addition, LFB also operates many support functions of the Paris House. The Company also allocates outstanding indebtedness to Corporate. Accordingly, following the equity public offering, the indebtedness and interest expense related to the financing transactions is accounted for as part of Corporate.

Prior to May 10, 2005, the Company also had a business segment called Capital Markets and Other, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services and merchant banking fund management activities outside of France as well as other specified non-operating assets and liabilities. The Company transferred its Capital Markets and Other segment to LFCM Holdings on May 10, 2005 and it is no longer a segment of the Company. The operating results of the former segment are reflected as discontinued operations in the years ended December 31, 2005 and 2004.

For the years ended December 31, 2006, 2005, and 2004 the Company’s consolidated net revenue was derived from the following business segments:

	Year Ended December 31
	2006	2005	2004
Financial Advisory	65%	66%	60%
Asset Management	37	36	38
Corporate	(2)	(2)	2

Total	100%	100%	100%

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

Financial Advisory

Activity in the global M&A industry for the year ended December 31, 2006 increased significantly for global completed and announced M&A transactions, as evidenced by the following industry statistics regarding the volume of transactions:

	Year Ended December 31,
	2006	2005	% Incr /(Decr)
	($ in billions)
Completed M&A Transactions:
Global	$2,897	$2,274	27%
Trans-Atlantic	233	146	60%

Announced M&A Transactions:
Global	3,575	2,749	30%
Trans-Atlantic	260	181	44%

Source:	Thomson Financial as of January 29, 2007

Lazard believes that its Financial Advisory business should continue to benefit from any sustained increase in M&A volume.

Activity in financial restructing declined significantly in 2006, with the amount of corporate debt defaults, according to Moody’s Investors Service, Inc, at $8 billion in 2006 versus $29 billion in 2005, with the default rate in 2006 being at the lowest level in ten years.

Asset Management

As shown in the table below, global market indices at December 31, 2006 increased as compared to such indices at December 31, 2005, largely as a result of strong performance in the fourth quarter of 2006.

Percentage Change December 31, 2006 vs. 2005
MSCI World Index	18%
CAC 40	18%
DAX	22%
FTSE 100	11%
Dow Jones Industrial Average	16%
NASDAQ	10%
S&P 500	14%

Lazard’s market-related changes in its assets under management (“AUM”) during 2006 generally correspond to the changes in global market indices.

Key Financial Measures and Indicators

Net Revenue

The majority of Lazard’s Financial Advisory net revenue is earned from the successful completion of mergers, acquisitions, restructurings, capital raising and similar transactions. The main driver of Financial Advisory net revenue is overall M&A, the level of corporate debt defaults and the environment for capital raising activities, particularly in the industries and geographic markets in which Lazard focuses. In some client engagements, often those involving financially distressed companies, revenue is earned in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment and are not necessarily linked to the completion of a transaction. In addition, Lazard also earns fees from providing strategic advice to clients, with such fees not being dependent on a specific transaction. Lazard’s Financial Advisory segment also earns revenue from public and private securities offerings in conjunction with activities of its former Capital Markets and Other segment. In general, such fees are shared equally with its former Capital Markets and Other segments. As a result of the consummation of the equity public offering, Lazard now has an arrangement with LFCM Holdings under which the separated Capital Markets business will continue to distribute securities in public offerings originated by Lazard’s Financial Advisory business in a manner similar to its practice prior to the equity public offering.

Lazard’s Asset Management segment includes Lazard Asset Management LLC and its subsidiaries (collectively referred to as “LAM”), LFG and merchant banking operations. Asset Management net revenue is derived from fees for investment management and advisory services provided to institutional and private clients. The main driver of Asset Management net revenue is the level of AUM, which is influenced in large part by Lazard’s investment performance and by Lazard’s ability to successfully attract and retain assets, as well as the broader performance of the global equity markets and, to a lesser extent, fixed income markets. As a result, fluctuations in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. In addition, as Lazard’s AUM include significant assets that are denominated in currencies other than U.S. dollars, changes in the value of the U.S. dollar relative to non-U.S. currencies will impact the value of Lazard’s AUM. Fees vary with the type of assets managed, with higher fees earned on equity assets, alternative investments (such as hedge funds) and merchant banking products, and lower fees earned on fixed income and cash management products. Lazard also earns performance-based incentive fees on some investment products, such as hedge funds, merchant banking funds and other investment products. Incentive fees on hedge funds are typically calculated based on a specified percentage of a fund’s net appreciation during a fiscal period and can be subject to loss carry-forward provisions in which losses incurred in the current period are applied against future period net appreciation. Incentive fees on merchant banking funds also may be earned in the form of a carried interest if profits from merchant banking investments exceed a specified threshold. Incentive fees earned for the years ended December 31, 2006, 2005 and 2004 of $59 million, $45 million and $27 million, respectively, demonstrate the volatility that incentive fees may have on total net revenue.

Corporate net revenue consists primarily of investment income generated from long-term investments, including principal investments that Lazard has made in merchant banking and alternative investment funds managed by the Asset Management segment, net interest income generated by LFB, interest income related to cash and interest expense related to outstanding borrowings. As a result of the consummation of the equity public offering, interest expense related to the financing transactions is included in Corporate net revenue. Corporate net revenue can fluctuate due to fair value adjustments relating to long-term investments, changes in interest rates and in interest rate spreads earned by LFB and changes in the levels of Lazard’s cash, long-term investments and indebtedness. In addition, for the year ended December 31, 2006, Corporate net revenue includes a gain of approximately $14 million, excluding transaction and other costs, relating to the termination of its strategic alliance (the “Strategic Alliance”) with Intesa (with such gain, after transaction and other costs, increasing operating income by approximately $5 million). Although Corporate net revenue during the year ended December 31, 2006 represented (2)% of Lazard’s net revenue, total assets in this segment represented 73% of Lazard’s consolidated total assets as of December 31, 2006, principally attributable to the relatively significant amounts of assets associated with LFB, and, to a lesser extent, cash and long-term investment balances.

Lazard expects to experience significant fluctuations in net revenue and operating income during the course of any given year. These fluctuations arise because a significant portion of Financial Advisory net revenue is earned upon the successful completion of a transaction, financial restructuring or capital raising activity, the timing of which is uncertain and is not subject to Lazard’s control. Asset Management net revenue is also subject to periodic fluctuations. Asset Management fees are generally based on AUM measured as of the end of a quarter or month, and an increase or reduction in AUM at such dates, due to market price fluctuations, currency fluctuations, net client asset flows or otherwise, will result in a corresponding increase or decrease in management fees. In addition, incentive fees earned on AUM are generally not recorded until potential uncertainties regarding the ultimate realizable amounts have been determined. For most of our funds that determination is made at year-end, and therefore such incentive fees are recorded in the fourth quarter of Lazard’s fiscal year.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits. As a limited liability company, prior to the consummation of the equity public offering on May 10, 2005 payments for services rendered by the majority of Lazard’s managing directors were accounted for as distributions of members’ capital. In addition, subsequent to January 1, 2003, payments for services rendered by managing directors of LAM (and employee members of LAM) were accounted for as minority interest in net income. See “—Minority Interest.” For periods subsequent to the consummation of the equity public offering, the accompanying consolidated financial statements include all payments for services rendered by our managing directors, including the managing directors of LAM and distributions to profit participation members, in compensation and benefits expense. As a result, Lazard’s compensation and benefits expense and operating income for the year ended December 31, 2006 includes all such payments, while compensation and benefits expense and operating income for the years ended December 31, 2005 and 2004 did not include those payments for services rendered by Lazard’s managing directors prior to May 10, 2005.

The balance of Lazard’s operating expenses is referred to below as “non-compensation expense,” which includes costs for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment, depreciation and amortization and other expenses.

The operating expenses set forth in “—Consolidated Results of Operations” includes the costs Lazard incurred as a result of the equity public offering after May 10, 2005. Lazard has incurred additional expenses for, among other things, directors’ fees, SEC reporting and compliance, insurance, investor relations, legal, accounting and other costs associated with being a public company.

Provision for Income Taxes

Lazard has historically operated in the U.S. as a limited liability company that was treated as a partnership for U.S. federal income tax purposes. As a result, Lazard has not been subject to U.S. federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Outside the U.S., Lazard historically has operated principally through corporations and has been subject to local income taxes. Income taxes shown on Lazard’s consolidated statements of income are attributable to taxes incurred in non-U.S. entities and to New York City Unincorporated Business Tax (“UBT”) attributable to Lazard’s operations apportioned to New York City.

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

On January 1, 2003, Lazard Group contributed net assets relating to the majority of its asset management business to form LAM, an indirect subsidiary of Lazard Group. Upon formation of LAM, certain members of Lazard Group (including all the managing directors of LAM at that time) who provide services to LAM contributed capital to LAM and ceased being members of Lazard Group. Following the formation of LAM, these capital interests have been included in minority interest on Lazard Group’s consolidated statements of financial condition. In connection with this contribution, LAM managing directors and other key LAM employees were granted equity units in LAM. Commencing in 2003, payments for services rendered by these individuals were accounted for as minority interest in net income in Lazard Group’s consolidated statements of income. The substantial majority of such payments related to services rendered by LAM managing directors, which, in prior years, had been accounted for as distributions to members, and therefore, was not reported in prior years’ consolidated statements of income. The remainder of such payments, which related to compensation of employee members of LAM, was recorded as compensation and benefits expense in prior years’ consolidated statements of income. As a result of the consummation of the equity public offering, and as described in Note 1 of Notes to Consolidated Financial Statements, commencing May 10, 2005 the Company no longer recognizes payments for services rendered by the managing directors of LAM (and employee members of LAM) as charges to minority interest. Effective May 10, 2005, those charges are now included in compensation and benefits expense.

The LAM equity units entitle holders to payments in connection with selected fundamental transactions affecting Lazard Group or LAM, including a dissolution or sale of all, or substantially all, of the assets of Lazard Group or LAM, a merger of, or sale of, all of the interests in LAM whereby Lazard Group ceases to own a majority of LAM or have the right to appoint a majority of the board of directors of LAM, or a non-ordinary course sale of assets by LAM that exceeds $50 million in value. As a general matter, in connection with a fundamental transaction that triggers the LAM equity units, following the completion of such transactions the holders of the LAM equity units would be entitled in the aggregate, as of both December 31, 2006 and 2005, to approximately 23% of the net proceeds or imputed valuation of LAM in such transaction after deductions for payment of creditors of LAM and the return of LAM capital. As of December 31, 2006 and 2005, LAM’s capital for these purposes totaled approximately $60 million and $68 million, respectively, of which approximately $7 million and $15 million was owned by LAM managing directors and employee members, with the remainder owned by Lazard Group. These LAM equity units are not entitled to share in the operating results of LAM. A separate class of interests in LAM, which we refer to as “LAM profit units,” is entitled to the ordinary profit and losses of LAM, all of which are owned by Lazard Group. Accordingly, in the absence of a fundamental transaction that triggers the LAM equity units, all of LAM’s net income is allocable to Lazard Group. We have no current intention to cause or otherwise trigger a fundamental transaction that would give rise to payment obligations to the holders of interests in LAM.

The board of directors of LAM, a majority of which is appointed by Lazard Group, may, in its discretion, grant LAM equity interests that include profit rights to managing directors of, and other persons providing services to, LAM, as a portion of their ongoing compensation. If granted, these equity interests would be subject to specified vesting conditions. No such LAM equity interests have been granted as of December 31, 2006 nor is there any present intention to do so.

Also included in minority interest in our consolidated financial statements are minority interests in various LAM-related general partnerships held directly by certain of our LAM managing directors.

In September 2002, Lazard Group and Banca Intesa S.p.A (“Intesa”) announced their agreement to form the Strategic Alliance. Under the terms of the Strategic Alliance, Intesa became a 40% partner in Lazard Group’s business interests in Italy in January, 2003. As a result, commencing in 2003, Lazard Group recorded minority interest to reflect Intesa’s economic interest in the Strategic Alliance. As described in Note 6 of Notes to Consolidated Financial Statements, on May 15, 2006 Lazard Group, Lazard & Co. S.r.l. (“Lazard Italy”), an indirect subsidiary of Lazard Group, and Intesa completed the termination of the Strategic Alliance. Accordingly, as a result of the termination, Lazard Group now owns 100% of Lazard Italy, and therefore no longer records minority interest relating to Intesa’s formerly owned interest in Lazard Italy.

As of December 31, 2004, in accordance with the adoption of Financial Interpretation No. 46R for Consolidation of Certain Variable Interest Entities (“FIN 46R”), referred to as “VIEs,” Lazard Group consolidated certain VIEs in which it held a variable interest and where Lazard Group was the primary beneficiary. Those VIEs include Lazard Group sponsored venture capital investment vehicles established in connection with our compensation plans. Accordingly, Lazard Group’s consolidated financial statements at December 31, 2004 and for the year then ended reflect minority interests associated with these VIEs. These VIEs were included with the separated businesses and, as such, are not reflected in our consolidated financial statements following May 2005. To the extent that we expand our merchant banking activities in the future, we expect that we may be required to consolidate additional VIEs related to such activities.

See Note 5 of Notes to Consolidated Financial Statements for information regarding the components of the Company’s minority interest.

Discontinued Operations

As described above, in connection with the separation Lazard Group transferred the Capital Markets and Other segment to LFCM Holdings as of May 10, 2005. Capital Markets and Other net revenue largely consisted of primary revenue earned from underwriting fees from securities offerings and secondary revenue earned in the form of commissions and trading profits from principal transactions in Lazard Group’s equity, fixed income and convertibles businesses and underwriting and other fee revenue from corporate broking in the U.K. Lazard Group also earned fund management fees and, if applicable, carried interest incentive fees related to merchant banking funds managed as part of this former segment. Such carried interest incentive fees were earned if profits from merchant banking investments exceeded a specified threshold. In addition, this former segment generated investment income and net interest income principally from long-term investments, cash balances and securities financing transactions.

Net Income Allocable to Members

Prior to the equity public offering, payments for services rendered by Lazard Group’s managing directors were accounted for as distributions from members’ capital, or as minority interest in net income in the case of payments to LAM managing directors and certain key LAM employee members, rather than as compensation and benefits expense. As a result, prior to May 10, 2005 Lazard Group’s compensation and benefits expense and net income allocable to members, did not reflect most payments for services rendered by its managing directors. Following the consummation of the equity public offering and financing transactions, the Company includes all payments for services rendered by its managing directors in compensation and benefits expense.

The table below illustrates what our compensation and benefits expense would have been on an adjusted basis for the years ended December 31, 2005 and 2004 had the portion of distributions to members which represent payments for services rendered and our minority interest in net income related to LAM been accounted for as compensation and benefits expense, as well as the actual amounts in the year ended December 31, 2006. The table further illustrates the relationship between our adjusted compensation and benefits expense and our operating revenue. We define operating revenue to equal consolidated total gross revenue less (i) revenue related to the consolidation of LAM general partnerships and (ii) interest expense related to LFB, our Paris-based banking affiliate. We deduct general partnership revenue because we do not deem such revenue to be operating in nature as it is directly offset by a charge to minority interest in net income for the same amount. The interest expense incurred by LFB is also excluded from our definition of operating revenue because LFB is a commercial bank and we consider its interest expense to be a cost directly related to the conduct of its business. The remaining interest expense, however, relates to our decisions regarding the capital structure of Lazard as a whole.

	Year Ended December 31,
	2006	2005	2004
	($ in thousands)
Adjusted compensation and benefits
Historical	$891,411	$698,683	$466,064
Add:
Portion of distributions representing payments for services rendered by managing directors (excluding LAM managing directors)		66,395	280,317
Portion of distributions representing payments included in minority interest for services rendered by LAM managing directors and employee members of LAM		9,081	73,965

Adjusted compensation and benefits	$891,411	$774,159	$820,346

Operating revenue
Historical total revenue	$1,597,517	$1,379,786	$1,134,381
Deduct:
LFB Interest expense	(21,628)	(19,388)	(17,843)
Revenue related to consolidation of LAM general partnerships	(5,114)	(2,784)	(891)

Operating revenue	$1,570,775	$1,357,614	$1,115,647

Adjusted compensation expense-to-operating revenue ratio	56.7%	57.0%	73.5%

Our policy is that our compensation and benefits expense, will not exceed 57.5% of operating revenue each year, including that payable to our managing directors and amortization of restricted stock unit grants under our 2005 Equity Incentive Plan which starts at the date of grant (see Note 13 of Notes to Consolidated Financial Statements). In 2006 and 2005, the new compensation arrangements were in effect, and our compensation expense-to-operating revenue ratio was 56.7% and 57.0%, respectively. We achieved this target ratio in 2006 and 2005 while continuing to maintain financial packages for our managing directors that we believe are competitive in the market-place. While we have implemented such steps that we believe will maintain our ongoing compensation expense-to-operating revenue ratio to the target level of 57.5%, there can be no guarantee that this will continue to be achieved or that our policy will not change in the future. Increased competition for senior professionals, changes in the financial markets generally or other factors could prevent us from sustaining this objective.

Consolidated Results of Operations

Lazard’s consolidated financial statements are presented in U.S. dollars. Many of our non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the

U.S. dollar, generally the currency of the country in which the subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. dollars using exchange rates as of the respective balance sheet date while revenue and expenses are translated at average exchange rates during the respective periods based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency are reported as a component of members’ equity. Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included in the consolidated statements of income.

Results of operations are reported as an historical partnership until the equity public offering on May 10, 2005 and do not include payments for services rendered by managing directors as compensation expense. Such payments are included in subsequent periods. Therefore, results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

A discussion of the Company’s consolidated results of operations for the years ended December 31, 2006, 2005 and 2004 is set forth below, followed by a more detailed discussion of business segment results.

	Year Ended December 31,
	2006	2005	2004
	($ in thousands)
Revenue
Investment banking and other advisory fees	$946,107	$846,390	$632,214
Money management fees	510,558	435,015	385,776
Interest income	44,783	34,597	27,668
Other	96,069	63,784	88,723

Total revenue	1,597,517	1,379,786	1,134,381
Interest expense	104,348	78,375	39,551

Net revenue	1,493,169	1,301,411	1,094,830

Operating Expenses
Compensation and benefits(*)	891,411	698,683	466,064
Non-compensation expense	268,082	257,052	260,942

Total operating expenses	1,159,493	955,735	727,006

Operating Income from Continuing Operations(*)	333,676	345,676	367,824
Provision for income taxes	64,559	54,173	28,272

Income from Continuing Operations Before Minority Interest in Net Income(*)	269,117	291,503	339,552
Minority interest in net income	5,124	18,703	87,553

Income from Continuing Operations(*)	263,993	272,800	251,999
Loss from Discontinued Operations(*) (net of income tax provision of $3,330 and $103 for the years ended December 31, 2005 and 2004, respectively)		(17,576)	(10,532)
Extraordinary Gain			5,507

Net Income Allocable to Members(*)	$263,993	$255,224	$246,974

(*) Excludes, as applicable, with respect to periods ended prior to May 10, 2005 payments for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense.

Certain key ratios, statistics and headcount information for the years ended December 31, 2006, 2005 and 2004 are set forth below:

	Year Ended December 31,
	2006	2005	2004
As a % of Net Revenue, By Revenue Category:
Investment banking and other advisory fees	63%	65%	58%
Money management fees	34	33	35
Interest income	3	3	3
Other	7	5	8
Interest expense	(7)	(6)	(4)

Net Revenue	100%	100%	100%

As a % of Net Revenue:
Operating Income	22%	27%	34%

	As of December 31,
	2006	2005	2004*

Headcount:
Managing Directors:
Financial Advisory	128	123	127
Asset Management	43	38	33
Corporate	8	8	6
Limited Managing Directors	5	5	19
Other Employees:
Business segment professionals	811	777	786
All other professionals and support staff	1,205	1,240	1,368

Total	2,200	2,191	2,339

*	After giving effect to the separation

Year Ended December 31, 2006 versus December 31, 2005

Revenue and Operating Expenses

Net revenue was $1,493 million for the year ended December 31, 2006, up approximately $192 million, or 15% versus net revenue of $1,301 million in 2005. During 2006, fees from investment banking and other advisory activities were $946 million, an increase of $100 million, or 12%, versus fees of $846 million in 2005, principally a result of strong M&A performance during the year. Money management fees were $511 million, an increase of $76 million, or 17% versus $435 million in 2005. The increase in money management fees was principally the result of an $11.3 billion, or 13%, increase in average AUM for the year ended December 31, 2006 as compared to the year ended December 31, 2005, as well as an increase in incentive fees earned in 2006. Interest income of $45 million increased $10 million, or 29%, principally due to higher average cash balances throughout the 2006 period. Other revenue of $96 million increased by $32 million, or 51%, versus 2005 principally due to the impact of a gain of approximately $14 million (excluding transaction and other costs) recognized on the termination of the Intesa Strategic Alliance (see “—Liquidity and Capital Resources” below), increased dividends and underwriting fees. Other revenue also includes $5 million recorded from LAM general partnerships held directly by certain of our LAM managing directors versus approximately $3 million in 2005, with these amounts also included as “minority interest in net income.” Interest expense of $104 million increased by $26 million primarily due to the incremental interest expense on financings principally related to the issuance of debt and equity security units that occurred on May 10, 2005 in connection with the equity public offering and recapitalization, with such debt and equity security units outstanding for the full year in 2006 as compared to only part of 2005.

Compensation and benefits expense was $891 million for the year ended December 31, 2006, an increase of approximately $193 million, or 28%, versus expense of $699 million for the year ended December 31, 2005. The increase was primarily due to increased expense for incentive compensation consistent with the increase in operating revenues as well as the Company’s inclusion, for the period subsequent to the consummation of the equity public offering on May 10, 2005, of all payments for services rendered by our managing directors in compensation and benefits expense and payments for services rendered by managing directors of LAM (and employee members of LAM), the latter of which previously had been accounted for as minority interest in net income.

Non-compensation expense was $268 million in the year ended December 31, 2006, or 17% of operating revenue of $1,571 million compared with $257 million or 19% of operating revenue of $1,358 million for 2005, with the decrease in the ratio due to the operating leverage from higher operating revenues. The increase in non-compensation expense of $11 million, or 4%, versus 2005 was principally due to higher professional fees of $23 million, the result of consulting and audit fees related to the Company’s activities to comply with the Sarbanes-Oxley Act of 2002, legal fees, and fees relating to outsourced services, partially offset by a decrease in all other non-compensation expenses in the aggregate of $12 million, primarily reflecting the recovery of VAT costs expensed in prior years, and declines in unrecoverable deal-related expenses and insurance expense.

Operating income, including the one-time gain on termination of the Intesa Strategic Alliance as described above, which, after transaction and other costs, served to increase operating income by approximately $5 million, was $334 million for the year ended December 31, 2006, a decrease of $12 million, or 3% lower than operating income of $346 million for 2005. Operating income as a percentage of net revenue was 22% for 2006 versus 27% for 2005, with the decrease primarily resulting from the increase in compensation and benefits expense described above, partially offset by the increase in revenues. As stated above, historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Income Taxes

For the year ended December 31, 2006, the provision for income taxes was $65 million, an increase of approximately $11 million versus $54 million for 2005. The increase in 2006 was principally due to increased tax provisions recorded for those locations that are subject to corporate income taxes. The Company’s effective income tax rate was 19.3% of the year ended December 31, 2006, or compared 15.7% of the year ended December 31, 2005.

Minority Interest In Net Income

For the year ended December 31, 2006, minority interest was $5 million, a decrease of approximately $14 million versus $19 million in 2005. The decrease in the year ended December 31, 2006 was principally due to there being no expense relating to the minority interest in net income associated with the Intesa Strategic Alliance in 2006, as well as compensation for LAM members being recorded in compensation and benefits expense commencing with the consummation of the equity public offering on May 10, 2005, while, prior thereto, such amounts were recorded in minority interest in net income. As described above, amounts recorded as minority interest in net income for periods prior to May 10, 2005 are not comparable to amounts recorded as minority interest in net income for periods commencing May 10, 2005.

Year Ended December 31, 2005 versus December 31, 2004

Revenue and Operating Expenses

Net revenue was $1,301 million for the year ended December 31, 2005, up $207 million, or 19%, versus net revenue of $1,095 million in 2004. During 2005, fees from investment banking and other advisory activities were $846 million, an increase of $214 million, or 34%, versus fees of $632 million in 2004, a result of a higher level of M&A performance during the year. Money management fees were $435 million, an increase of $49 million, or 13%, versus $386 million in 2004. The increase in money management fees was principally the result of an $5.8 billion, or 7%, increase in average AUM for the year ended December 31, 2005 as compared to the year ended

December 31, 2004, as well as an increase in incentive fees earned in 2005. Interest income of $35 million increased $7 million, or 25%, principally due to higher average cash balances during 2005. Other revenue of $64 million decreased by $25 million, or 28%, versus 2005 principally due to lower investment gains in 2005. In addition, during the year ended December 31, 2005, revenue of approximately $3 million was recorded from LAM general partnerships held directly by certain of our LAM managing directors, with these amounts also included as “minority interest in net income”, versus $1 million for the year ended December 31, 2004. Interest expense of $78 million increased by $39 million primarily due to the incremental interest expense on financings primarily related to the issuance of debt and equity security units that occurred on May 10, 2005 in connection with the equity public offering and recapitalization.

Compensation and benefits expense was $699 million for the year ended December 31, 2005, an increase of $233 million, or 50%, versus expense of $466 million for 2004. The expense increase was primarily due to the Company’s inclusion, for the period subsequent to the consummation of the equity public offering, of all payments for services rendered by our managing directors in compensation and benefits expense and payments for services rendered by managing directors of LAM (and employee members of LAM), the latter of which previously had been accounted for as minority interest in net income, partially offset by reductions in pension and post-retirement health benefit costs of approximately $35 million.

Non-compensation expense was $257 million in the year ended December 31, 2005 or 19% of operating revenue of $1,358 million, compared with $261 million or 23% of operating revenue of $1,116 million in 2004, with the decrease in the ratio due to the operating leverage from higher operating revenues. The decrease in non-compensation expense of $4 million, or 1%, versus 2004 is primarily due to lower premises and occupancy expense as a result of less occupied space in London, partially offset by an increase in professional fees due to increased costs associated with being a public company. All other non-compensation expenses in the aggregate were generally flat versus 2004.

Operating income was $346 million for 2005, a decrease of $22 million, or 6% lower than operating income of $368 million for 2004. Operating income as a percentage of net revenue was 27% for 2005 versus 34% for 2004, with the decrease in operating income and the relative margin primarily resulting from the increase in compensation and benefits expense described above, partially offset by the increase in revenues. As stated above, historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Income Taxes

Provision for income taxes was $54 million for 2005, an increase of $26 million versus $28 million for 2004, due to increased profitability in locations that are subject to corporate income taxes. The Company’s effective income tax rate was 15.7% of the year ended December 31, 2005, or compared 7.7% of the year ended December 31, 2004.

Minority Interest In Net Income

Minority interest in net income was $19 million for 2005, a decrease of $69 million versus $88 million for 2004, principally due to the compensation for LAM members being recorded in compensation and benefits expense commencing May 10, 2005, while, prior thereto, such amounts were recorded in minority interest in net income. See “—Minority Interest.” As described above, amounts recorded as minority interest in net income for periods prior to May 10, 2005 are not comparable to amounts recorded as minority interest in net income for periods commencing May 10, 2005.

Discontinued Operations

Net loss from discontinued operations was approximately $18 million for 2005, versus a net loss of $11 million for 2004.

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

Financial Advisory

The following table summarizes the operating results of the Financial Advisory segment.

	Year Ended December 31,
	2006	2005	2004
	($ in thousands)
M&A	$792,537	$674,543	$481,726
Financial Restructuring	70,625	103,404	96,100
Corporate Finance and Other	110,175	86,865	77,374

Net Revenue	973,337	864,812	655,200

Direct Compensation and Benefits	529,624	394,368	230,340
Other Operating Expenses(a)	192,527	194,656	213,342

Total Operating Expenses	722,151	589,024	443,682

Operating Income	$251,186	$275,788	$211,518

Operating Income as a Percentage of Net Revenue	26%	32%	32%

	As of December 31,
	2006	2005	2004
Headcount (b):
Managing Directors	128	123	127
Limited Managing Directors	2	2	4
Other Employees:
Business segment professionals	510	490	512
All other professionals and support staff	243	261	283

Total	883	876	926

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(b)	Excludes headcount related to indirect support functions. Such headcount is included in the Corporate headcount.

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

	Year Ended December 31,
	2006	2005	2004
Lazard Statistics:
Number of Clients:
Total	510	484	435
With Fees Greater than $1 million	202	184	136
Percentage of Total Financial Advisory Revenue from Top 10 Clients (a)	21%	20%	25%
Number of M&A Transactions Completed Greater than $1 billion (b)	51	40	31

(a)	There were no individual clients that constituted more than 10% of our Financial Advisory segment net revenue in the years ended December 31, 2006, 2005 or 2004.
(b)	Source: Thomson Financial as of January 29, 2007

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms. The offices that generate Financial Advisory net revenue are located in North America, Europe (principally in the U.K., France, Italy, Spain and Germany) and the rest of the world (principally in Asia).

	Year Ended December 31,
	2006	2005	2004
North America	54%	48%	45%
Europe	45	50	54
Rest of World	1	2	1

Total	100%	100%	100%

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

Financial Advisory Results of Operations

Year Ended December 31, 2006 versus December 31, 2005

In 2006, Financial Advisory net revenue was $973 million, an increase of $108 million, or 13%, versus net revenue of $865 million in 2005. M&A net revenue of $793 million increased $118 million, or 17%, versus 2005. In addition, Corporate Finance and Other net revenue of $110 million increased by approximately $23 million, or 27%, versus net revenue of $87 million in 2005. Financial Restructuring net revenue declined by $33 million, or 32%, versus 2005.

The increase in M&A revenue in 2006 was primarily due to a stronger environment for M&A transactions, an increase in the number of clients or special committee assignments for which we provided advice and improved productivity. Clients which, in the aggregate, represented 25% of our M&A revenue for the year ended December 31, 2006 included Caisse D’Epargne, Fisher Scientific, ITV, Jefferson Pilot, KeySpan, Maytag, Pfizer, SuperValu, Uniland and UCB.

Financial Restructuring revenue decreased as compared to 2005, principally due to the low level of debt defaults experienced in 2006. Restructuring assignments completed in 2006 include Armstrong Holdings, Charter Communications, Nortel Networks, Owens-Corning on its emergence from Chapter 11 bankruptcy, and the UAW in connection with Delphi’s bankruptcy and with regard to alternatives for restructuring DaimlerChrysler’s post-retirement healthcare obligations.

Corporate Finance and Other net revenue increased versus 2005 driven by our Private Fund Advisory Group, which advised on a number of large fund closings in 2006, and increased revenue from our Private Investment in Public Equity (“PIPE”) and Registered Direct Offering business.

Operating expenses were $722 million in 2006, an increase of approximately $133 million, or 23%, versus operating expenses of $589 million in 2005. Compensation and benefits expense increased by $135 million, or 34%, as compared to 2005. The increase was partially due to the inclusion, for the period subsequent to the consummation of the equity public offering, of all payments for services rendered by our managing directors in compensation and benefits expense. In addition, incentive compensation awards increased in 2006, consistent with the increase in operating revenues. All other operating expenses decreased by a net amount of $2 million, or 1%.

Financial Advisory operating income was $251 million for 2006, a decrease of $25 million, or 9%, versus operating income of $276 million in 2005. Operating income as a percentage of segment net revenue was 26% for 2006 versus 32% in 2005, with the increase in recorded compensation expense in 2006 being partially offset by the leverage resulting from higher revenues. As stated above, historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Year ended December 31, 2005 versus December 31, 2004

During 2005, Financial Advisory net revenue was $865 million, an increase of $210 million, or 32%, versus net revenue of $655 million in 2004. In 2005, M&A net revenue of $675 million increased $193 million, or 40%, versus 2004, driven by the improved productivity of our managing directors and the improved environment for mergers and acquisitions activity. The increase in M&A net revenue was also accompanied by an approximate $7 million, or 8%, increase in Financial Restructuring net revenue versus 2004. Corporate Finance and Other net revenue increased by $9 million, or 12%, principally as a result of a higher level of private equity fund raising.

Operating expenses were $589 million in 2005, an increase of $145 million, or 33%, versus operating expenses of $444 million in 2004. Compensation and benefits expense increased by $164 million, or 71%, as compared to 2004. The increase was principally due to the inclusion, for the period subsequent to the consummation of the equity public offering, of all payments for services rendered by our managing directors in compensation and benefits expense. In addition, incentive compensation to employees increased due to increased revenue and profitability in 2005. Other operating expenses decreased by $19 million, or 9%, versus 2004 reflecting reductions in premises and occupancy expense, travel and entertainment expense and support group allocations.

Financial Advisory operating income was $276 million in 2005, an increase of $64 million, or 30%, versus operating income of $212 million for 2004. Operating income as a percentage of segment net revenue was 32% in both 2005 and 2004, with the increase in recorded compensation expense in 2005 being offset by the leverage resulting from higher revenues. As stated above, historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of December 31,
	2006	2005	2004
	($ in millions)
AUM:
International Equities	$52,033	$42,104	$39,267
Global Equities	26,453	15,872	17,762
U.S. Equities	13,708	12,920	12,716

Total Equities	92,194	70,896	69,745

European and International Fixed Income	8,418	6,604	6,226
Global Fixed Income	1,095	2,135	2,008
U.S. Fixed Income	2,310	2,374	2,970

Total Fixed Income	11,823	11,113	11,204

Alternative Investments	3,457	3,394	2,800
Merchant Banking	883	826	551
Cash Management	2,080	2,005	2,135

Total AUM	$110,437	$88,234	$86,435

Average AUM for the years ended December 31, 2006, 2005 and 2004 is set forth below. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Year Ended December 31,
	2006	2005	2004
	($ in millions)
Average AUM	$97,408	$86,106	$80,261

The following is a summary of changes in AUM for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006	2005	2004
	($ in millions)
AUM—Beginning of Period	$88,234	$86,435	$78,371
Net Flows	2,756	(4,198)	(3,489)
Market Appreciation	18,192	7,355	10,793
Foreign Currency Adjustments	1,255	(1,358)	760

AUM—End of Period	$110,437	$88,234	$86,435

AUM as of December 31, 2006 was $110.4 billion, an increase of $22.2 billion as compared to AUM of $88.2 billion as of December 31, 2005. Merchant banking AUM as of December 31, 2006, 2005 and 2004 includes approximately $0.6 billion, $0.4 billion and $0.2 billion, respectively, of assets held by an investment company for which Lazard may earn carried interests. During the year ended December 31, 2006, market appreciation of $18.2 billion was accompanied by net inflows of $2.8 billion and the positive impact of changes in foreign currency exchange rates of approximately $1.3 billion. Net inflows were experienced primarily in Emerging Markets, Global Thematic Equity, U.K. and European Equity products. During 2006, average AUM was $97.4 billion, an increase of approximately $11.3 billion, or 13%, versus average AUM of $86.1 billion in 2005.

AUM as of December 31, 2005 was $88.2 billion, an increase of $1.8 billion as compared to AUM of $86.4 billion as of December 31, 2004. During the year ended December 31, 2005, market appreciation of $7.4 billion was partially offset by net outflows of $4.2 billion and the negative impact of changes in foreign currency exchange rates of $1.4 billion. Net outflows were experienced primarily in International and Global Equities, and were partially offset by new inflows, particularly in Emerging Market, Global Thematic Equity, U.S. Midcap Equity and European Fixed Income products. During 2005, average AUM was $86.1 billion, an increase of approximately $5.8 billion, or 7%, versus average AUM of $80.3 billion in 2004.

The following table summarizes the operating results of the Asset Management segment.

	Year Ended December 31,
	2006	2005	2004
	($ in thousands)
Management Fees	$450,323	$389,414	$357,229
Incentive Fees	59,371	44,627	27,354
Other Income	38,404	29,363	31,692

Sub-total	548,098	463,404	416,275
LAM GP-Related Revenue	5,114	2,784	891

Net Revenue	553,212	466,188	417,166

Direct Compensation and Benefits	250,881	199,600	134,097
Other Operating Expenses(a)	167,141	150,201	147,932

Total Operating Expenses	418,022	349,801	282,029

Operating Income	$135,190	$116,387	$135,137

Operating Income as a Percentage of Net Revenue	24%	25%	32%

	As of December 31,
	2006	2005	2004
Headcount(b):
Managing Directors	43	38	33
Limited Managing Directors	2	2	2
Other Employees:
Business segment professionals	293	276	261
All other professionals and support staff functions	348	327	320

Total	686	643	616

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(b)	Excludes headcount related to indirect support functions. Such headcount is included in the Corporate headcount.

There were no individual clients that constituted more than 10% of our Asset Management segment net revenue for the years ended December 31, 2006, 2005 or 2004.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms:

	Year Ended December 31,
	2006	2005	2004
North America	58%	59%	59%
Europe	35	33	33
Rest of World	7	8	8

Total	100%	100%	100%

Asset Management Results of Operations

Year Ended December 31, 2006 versus December 31, 2005

Asset Management net revenue was $553 million for 2006, an increase of $87 million, or 19%, versus net revenue of approximately $466 million for 2005. Management fees for 2006 were $450 million, up $61 million, or 16%, slightly higher than the increase in average AUM for 2006 principally due to a shift in AUM to higher fee based products. Incentive fees earned for 2006 were $59 million, an increase of $14 million versus approximately $45 million recorded in 2005 due to better performance in certain funds that provide for such incentive fees. Other income was $38 million, an increase of $9 million versus 2005. In addition, during the year ended December 31, 2006, revenue of approximately $5 million was recorded from LAM general partnerships held directly by certain of our LAM managing directors, with these amounts being also included as “minority interest in net income”, versus $3 million for the year ended December 31, 2005.

Operating expenses were $418 million for 2006, an increase of $68 million, or 20%, versus operating expenses of $350 million for 2005. Compensation and benefits expense increased by $51 million, or 26%, as compared to 2005. The increase was principally due to increases in incentive compensation as a result of the increase in operating revenues, as well as the inclusion, for periods subsequent to the consummation of the equity public offering, of all payments for services rendered by managing directors of LAM (and employee members of LAM) in compensation and benefits expense which had previously been accounted for as minority interest in net income. Other operating expenses increased by a net amount of $17 million, or 11%, versus 2005, principally due to higher professional fees for outsourced services and increases in legal fees and support costs.

Asset Management operating income was $135 million in 2006, an increase of $19 million as compared to operating income of $116 million for 2005. Operating income as a percentage of segment net revenue was 24% for 2006 versus 25% for 2005, with the decline in 2006 attributable to the increase in recorded compensation expense in 2006 as described above, partially offset by higher revenues versus 2005. As stated above, historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Year Ended December 31, 2005 versus December 31, 2004

Asset Management net revenue was $466 million in 2005, an increase of $49 million, or 12%, versus net revenue of $417 million in 2004. Management fees for 2005 were $389 million, up $32 million, or 9%, versus 2004, generally consistent with the 7% increase in average AUM in 2005. Incentive fees earned in 2005 were $45 million, an increase of $18 million versus $27 million recorded in 2004 due to better performance in certain funds that provide for such incentive fees. Other income was $29 million, in 2005, down $2 million versus 2004. In addition, during the year ended December 31, 2005, revenue of approximately $3 million was recorded from LAM general partnerships held directly by certain of our LAM managing directors, with these amounts also included as “minority interest in net income”, versus $1 million for the year ended December 31, 2004.

Operating expenses were $350 million for 2005, an increase of $68 million, or 24%, versus operating expenses of $282 million in 2004. Compensation and benefits expense increased by $66 million, or 49%, as compared to 2004. The increase was principally due to the inclusion, for periods subsequent to the consummation of the equity public offering, of all payments for services rendered by managing directors of LAM (and employee members of LAM) in compensation and benefits expense which had previously been accounted for as minority interest in net income. Other operating expenses increased in 2005 by $2 million, or 2%, due to higher professional fees, partially offset by net decreases in other operating expenses.

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

Cash Flows

The Company’s cash flows are influenced primarily by the timing of the receipt of Financial Advisory and Asset Management fees, the timing of distributions to shareholders and payment of incentive compensation bonuses to managing directors and employees. The M&A and Asset Management fee receivable collection periods generally are 60 days or less. However, the collection time for restructuring transactions may extend beyond 60 days, particularly those that involve bankruptcies due to issues such as court-ordered holdbacks. In addition, fee receivables from our private fund advisory activities are generally collected over a four year period.

Lazard Group traditionally makes payments for employee incentive compensation and distributions to members primarily in the first four months of the year with respect to the prior year’s results.

Summary of Cash Flows:

	Year Ended December 31,
	2006	2005
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income allocable to members(a)	$264.0	$255.2
Noncash charges (b)	27.2	29.0
Other operating activities (c)	(49.4)	616.0

Net cash provided by operating activities	241.8	900.2

Investing activities (d)	(8.1)	3.9
Financing activities (e)	213.6	(706.2)
Effect of exchange rate changes	17.4	(13.2)

Net Increase in Cash and Cash Equivalents	464.7	184.7
Cash and Cash Equivalents:
Beginning of Year	490.4	305.7

End of Year	$955.1	$490.4

(a) As stated previously, net income allocable to members for the year ended December 31, 2006 is not comparable to the year ended December 31, 2005 principally due to payments for services rendered by most of Lazard Group’s managing directors, which had, prior to May 10, 2005, been accounted for as distributions from members’ capital.

(b) Consists of the following:

Depreciation and amortization of property	$14.3	$15.3
Amortization of deferred expenses, stock units and interest rate hedge	25.8	2.6
Deferred tax (benefit)	(4.3)	(7.6)
Minority interest in net income	5.1	18.7
Gain on termination of Strategic Alliance	(13.7)	—

	$27.2	$29.0

(c) Includes net changes in operating assets and liabilities, which, for the year ended December 31, 2005, also included a decrease in net assets related to the Company’s discontinued operations and a decrease related to marketable investments.

(d) Relates to the net additions and disposals of property

(e) For the years ended December 31, 2006 and 2005 primarily includes distributions to members and minority interest holders and repayments of senior borrowings. The year ended December 31, 2006 also includes the net proceeds contributed to Lazard Group from the sale of 8,050,400 shares of Lazard Ltd’s Class A common stock (the “Primary Offering”). The year ended December 31, 2005 also included (i) the redemption, including capital withdrawals, of historical partner interests, (ii) distributions to members, (iii) distributions to LAZ-MD Holdings and LFCM Holdings in connection with the separation, and (iv) the distribution of the separated businesses, with these items partially offset by proceeds from the financing transactions.

Liquidity and Capital Resources

Historically, the Company’s source of liquidity has been cash provided by operations, with a traditional seasonal pattern of cash flow. While employee salaries are paid throughout the year, annual incentive compensation has historically been paid to employees in the early months following year-end. The Company’s managing directors are paid a salary during the year, but a majority of their annual cash distributions with respect to the prior year have historically been paid to them in three monthly installments in February, March and April following year-end. In addition, and to a lesser extent, during the year we pay certain tax advances on behalf of our managing directors, and these advances serve to reduce the amounts due to the managing directors in the three installments described above. As a consequence, our level of cash on hand generally decreases significantly during the first four months of the year and gradually builds up over the remainder of the year. We expect this seasonal pattern of cash flow to continue.

Lazard’s consolidated financial statements are presented in U.S. dollars. Many of Lazard’s non-U.S. subsidiaries have a functional currency, i.e., the currency in which operational activities are primarily conducted, that is other than the U.S. dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at the respective balance sheet date exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency are reported as a component of members’ equity (deficiency). Such currency translation adjustments served to increase (decrease) members’ equity (deficiency) by approximately $51 million, $(47) million and $30 million in the years ended December 31, 2006, 2005 and 2004, respectively. Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of income.

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. We maintain lines of credit in excess of anticipated liquidity requirements. As of December 31, 2006, Lazard had approximately $234 million in unused lines of credit available to it, including $54 million of unused lines of credit available to LFB.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, including use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months and beyond. As noted above, we intend to maintain lines of credit that can be utilized should the need arise. Concurrent with the equity public offering, Lazard Group entered into a five year, $125 million senior revolving credit facility with a group of lenders, with such revolving credit facility being amended on May 17, 2006 to provide for aggregate commitments of $150 million. As of December 31, 2006 there were no amounts outstanding under this credit facility. The senior revolving credit facility contains customary affirmative and negative covenants and events of default for facilities of this type. In addition, the senior revolving credit facility, among other things, limits the ability of the borrower to incur debt, grant liens, pay dividends, enter into mergers or to sell all or substantially all of its assets and contains financial covenants that must be maintained. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources in addition to any new credit facilities.

Over the past several years, Lazard has entered into several financing agreements designed to strengthen both its capital base and liquidity, the most significant of which are described below. Each of these agreements is discussed in more detail in our consolidated financial statements and related notes included elsewhere in this Form 10-K.

In 2001, the Company issued mandatorily redeemable preferred stock (“Class C Preferred Interests”) for an aggregate amount of $100 million. The Class C Preferred Interests were subject to mandatory redemption by the Company in March 2011 and, prior to such date, were redeemable in whole or in part, at the Company’s option. The Class C Preferred Interests were entitled to receive distributions out of the profits of the Company at a rate of 8% per annum, which distributions were required to be paid prior to any distributions of profits to holders of any other existing class of interests in the Company. The Class C Preferred Interests were redeemed in May 2005 as part of the recapitalization transactions. Interest on mandatorily redeemable preferred stock for the years ended December 31, 2005 and 2004 of $(8) million and $8 million, respectively, is included in “interest expense” in the consolidated statements of income. The credit in 2005 represents accrued dividends which were cancelled in connection with the redemption of membership interests of historical partners.

In May 2001, a wholly-owned subsidiary of Lazard issued $50 million of Senior Notes due March 2011. These notes, which were unsecured obligations and guaranteed by Lazard, were prepaid in May 2005 in connection with the separation and recapitalization transactions.

As described in more detail in Note 6 of Notes to Consolidated Financial Statements, on May 15, 2006, Lazard Group completed the termination of its Strategic Alliance with Intesa, in accordance with the provisions of the Termination Agreement, dated as of March 31, 2006, by and among Intesa, Lazard Group and Lazard Italy. In connection with the termination, the following adjustments were made to the terms of Intesa’s investment in Lazard Italy and Lazard Funding:

•

The then existing $150 million subordinated convertible note of Lazard Funding Limited LLC, a wholly-owned subsidiary of Lazard Group, held by Intesa was amended and restated, among other things, to provide for its convertibility into shares of Lazard Ltd Class A common stock at an effective conversion price of $57 per share. The amended $150 million subordinated convertible note (the “Amended $150 million Subordinated Convertible Note”) matures on September 30, 2016 and has a fixed interest rate of 3.25% per annum. One-third in principal amount will generally be convertible after July 1, 2008, an additional one-third after July 1, 2009 and the last one-third after July 1, 2010, and no principal amount will be convertible after June 30, 2011. Lazard Ltd will enter into a Registration Rights Agreement with Intesa providing for certain customary registration rights with respect to the shares of Class A common stock Intesa receives upon conversion. The Guaranty of the existing note by Lazard Group was also amended and restated to reflect the terms of the Amended $150 million Subordinated Convertible Note. The covenants and events of default in the Amended $150 million Subordinated Convertible Note were not materially changed.

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

•

Lazard Group paid Intesa an amount equal to a 3% annualized return on Intesa’s ownership interest from April 1, 2006 through the termination closing and the accrued and unpaid interest on the $50 million Subordinated Promissory Note as of the termination closing.

As a result of the termination of the Strategic Alliance with Intesa and Lazard Group’s repurchase of Intesa’s ownership interest, the Company realized a gain of approximately $14 million, excluding transaction and other costs, which is included in “revenue—other” on the consolidated statement of income for the year ended December 31, 2006 (with all of such gain being recorded in the second quarter of 2006) and, after transaction and other costs, resulted in an increase in operating income of approximately $5 million.

The Company has provided financial advisory services to Intesa.

Substantially all of the net proceeds received from the equity public offering and the financing transactions in May, 2005 were used in connection with the recapitalization, and, to a lesser extent, to capitalize LFCM Holdings and LAZ-MD Holdings. See Notes 1 and 2 of Notes to Consolidated Financial Statements.

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

As described in more detail in Note 2 of Notes to Consolidated Financial Statements, on December 6, 2006, Lazard Ltd sold 8,050,400 shares of its Class A common stock in the Primary Offering. The offering price to the public was $45.42 per share, and the offering provided Lazard Ltd with net proceeds of approximately $349 million, after underwriters’ discounts of 3.75% and $2.8 million of other estimated expenses. In conjunction with the Primary Offering, a secondary offering (the “Secondary Offering”) of 6,000,000 shares were offered to the public by certain current and former managing directors of Lazard and their permitted transferees (the “Selling Shareholders”). The 6,000,000 shares offered in the Secondary Offering were also newly-issued Class A common shares as a result of the Selling Shareholders exchanging an equivalent amount of their membership interests in Lazard Group (received in exchange for their membership interests in LAZ-MD Holdings) for newly-issued Class A common shares of Lazard Ltd. Lazard Ltd did not receive any proceeds from the sale of common stock in the Secondary Offering. Immediately following the Primary Offering, Lazard Ltd and its subsidiaries received 8,050,400 additional Lazard Group common membership interests in exchange for the net proceeds from the Primary Offering. In the Secondary Offering, Lazard Ltd and its subsidiaries received an additional 6,000,000 Lazard Group common membership interests from the exchanging LAZ-MD members in exchange for the issuance to them of 6,000,000 Class A common shares. LAZ-MD members then sold those shares to the public.

Lazard Capital Markets (“LCM”), a wholly-owned subsidiary of LFCM Holdings, was a member of the underwriting group for both the Primary and Secondary Offerings, and, in such capacity, earned revenue, net of estimated underwriting expenses, of approximately $4.1 million. The business alliance agreement provides for Lazard Group to receive a referral fee equal to approximately half of the net revenue obtained by LCM in respect of any underwriting or distribution opportunity referred to it by Lazard Group. In that connection, as of December 31, 2006, Lazard Group has recorded a receivable from LFCM Holdings of approximately $2.1 million, with the portion of such amount relating to the Primary Offering of $1.2 million being recorded as an increase to its members’ equity and the portion of such amount relating to the Secondary Offering of $0.9 million being recorded in “other revenue”.

As of December 31, 2006, Lazard was in compliance with all of its obligations under its various borrowing arrangements.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of December 31, 2006:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years		3-5 Years	More than 5 Years
	($ in thousands)
Operating Leases (exclusive of $74,203 of sublease income)	$488,183	$63,488	$103,163		$87,596	$233,936
Capital Leases (including interest)	35,903	2,815	5,595		5,569	21,924
Senior Debt (including interest)	1,459,843	75,808	623,402	(a)	78,375	682,258
Subordinated Loans (including interest) (b)	250,202	7,175	60,121		9,750	173,156
Merchant Banking Commitments—LAI managed funds (c)	93,721	35,200	58,521		—	—
Merchant Banking Commitments—company sponsored funds	3,656	3,008	—		611	37
Contractual Commitments to Managing Directors, Senior Advisors and Employees (d)	58,774	46,980	7,828		1,463	2,503

Total (e)	$2,390,282	$234,474	$858,630		$183,364	$1,113,814

(a)	Includes $437.5 million relating to Lazard Group Notes issued in connection with the issuance of the ESUs, for which the maturity date of the debt component can vary based on a remarketing of the Lazard Group Notes, and will mature (1) in the event of a successful remarketing, on any date no earlier than May 15, 2010 and no later than May 15, 2035, as we may elect, (2) in the event of a failed remarketing, on May 15, 2008 and (3) otherwise on May 15, 2035. While the Company currently expects a successful remarketing of the Lazard Group Notes, for purposes of the table above, a maturity in 2008, the earliest possible date, was assumed to be the maturity date of the Lazard Group Notes. See Notes 2 and 10 of Notes to Consolidated Financial Statements.
(b)

The Amended $150 million Subordinated Convertible Note matures on September 30, 2016, has a fixed interest rate of 3.25% per annum and is convertible into shares of Lazard Ltd Class A common stock at an effective conversion price of $57 per share. One-third in principal amount will generally be convertible after July 1, 2008, an additional one-third after July 1, 2009 and the last one-third after July 1, 2010, and no principal amount will be convertible after June 30, 2011. For purposes of the table above, the Amended $150 million Subordinated Convertible Note was considered to remain outstanding until its maturity date, with no assumed conversions into Class A common stock prior thereto. See Note 6 of Notes to Consolidated Financial Statements.

(c)	Pursuant to the business alliance agreement, Lazard Group has commitments to fund certain investment funds managed by Lazard Alternative Investments Holdings LLC (“LAI”). Amounts in the table above relate to (1) obligations related to Corporate Partners II Limited, a private equity fund formed in February 2005, with $1 billion of institutional capital commitments and a $100 million capital commitment from Lazard Group, the principal portion of which may require funding at any time through 2010 (as of December 31, 2006, Lazard Group contributed approximately $14.1 million of its capital commitment). For purposes of the table above, Lazard’s remaining commitment of approximately $85.9 million as of December 31, 2006 is estimated to be funded in the amounts of $30 million, $30 million, and $25.9 million in the years ending December 31, 2007, 2008 and 2009, respectively; (2) obligations related to Lazard Senior Housing Partners LP, a private equity fund which closed during 2006, with $201 million of capital commitments from institutional investors, including $10 million from Lazard Group, the principal portion of which will require funding at any time through 2008 (as of December 31, 2006, Lazard Group contributed approximately $2.2 million of its capital commitment). For purposes of the table above, Lazard’s remaining commitment of approximately $7.8 million as of December 31, 2006 is estimated to be funded in the amounts of $5.2 million and $2.6 million in the years ending December 31, 2007 and 2008, respectively.
(d)	The Company has agreements relating to future minimum payments to certain managing directors, senior advisors and employees incurred for the purpose of recruiting and retaining these senior professionals.
(e)	The table above does not include:
(1)	any contingent obligations relating to the LAM equity rights;
(2)	any potential payment related to the IXIS cooperation arrangement (the level of this contingent payment to IXIS would depend, among other things, on the level of revenue generated by the cooperation activities, and the potential payment is limited, as of December 31, 2006, to a maximum of approximately €8 million (subject to further reduction in certain circumstances) which would only occur if the cooperation activities generate no revenue over the course of the remaining initial period of such activities, the cooperation agreement is not renewed and Lazard Ltd’s Class A common stock price fails to sustain certain price levels);
(3)	the contingent limited partner capital commitment as described in Note 7 of Notes to Consolidated Financial Statements;
(4)	the lending commitments and indemnifications provided by LFB to third parties as described in Note 12 of Notes to Consolidated Financial Statements; and
(5)	the 2007 and 2008 pension fund obligations of approximately $16.1 million for each year as described in Note 14 of Notes to Consolidated Financial Statements.

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

Effect of Inflation

We do not believe inflation will significantly affect our compensation costs as they are substantially variable in nature. However, the rate of inflation may affect Lazard expenses such as information technology and occupancy costs. To the extent inflation results in rising interest rates and has other effects upon the securities markets, it may adversely affect our financial position and results of operations by reducing AUM, net revenue or otherwise. See “Risk Factors—Risks Related to Our Business—Difficult market conditions can adversely affect our business in many ways, including by reducing the volume of transactions involving our Financial Advisory business, and reducing the value or performance of the assets we manage in our Asset Management business which, in each case, could materially reduce our revenue or income and adversely affect our financial position.”

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

Income Taxes

As part of the process of preparing its consolidated financial statements, Lazard is required to estimate its income taxes in each of the jurisdictions in which it operates. This process requires Lazard to estimate its actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense, unrealized gains on long-term investments and depreciation. These temporary differences result in deferred tax assets and liabilities, which are included within Lazard’s consolidated statements of financial condition. Lazard must then assess the likelihood that its deferred tax assets will be recovered from future taxable income, and, to the extent it believes that recovery is not more likely than not, Lazard must establish a valuation allowance. Significant management judgment is required in determining Lazard’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. At December 31, 2006, the Company recorded deferred tax assets of approximately $79 million, with such amount offset by a valuation allowance of approximately $64 million due to the uncertainty of realizing the benefits of the book versus tax basis differences and certain net operating loss carry-forwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, valuation allowances are established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by the Company in making this assessment. If actual results differ from these estimates or Lazard adjusts these estimates in future periods, Lazard may need to adjust its valuation allowance, which could materially impact Lazard’s consolidated financial position and results of operations.

In addition, in order to determine its quarterly tax rate, Lazard is required to estimate full year pre-tax income and the related annual income tax expense in each jurisdiction. Tax exposures can involve complex issues and may require an extended period of time to resolve. Changes in the geographic mix or estimated level of annual pre-tax income can affect Lazard’s overall effective tax rate. Significant management judgment is required in determining Lazard’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. Furthermore, Lazard’s interpretation of complex tax laws may impact its measurement of current and deferred income taxes.

Valuation of Investments

“Long-term investments” consist principally of investments in merchant banking and alternative investment funds, and other privately managed investments. These investments are carried at fair value on the consolidated statements of financial condition, with unrealized gains and losses reflected net on the consolidated statements of income. Gains and losses on long-term investments, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income allocable to members.

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

Lazard is involved with various entities in the normal course of business that are VIEs and holds variable interests in such VIEs. Transactions associated with these entities primarily include investment management, real estate and private equity investments. Those VIEs for which Lazard was the primary beneficiary were consolidated at December 31, 2004 in accordance with FIN 46R. Those VIEs included company sponsored venture capital investment vehicles established in connection with Lazard’s compensation plans. In connection with the separation, Lazard Group transferred its general partnership interests in those VIEs to a subsidiary of LFCM Holdings. Lazard Group has determined that it is no longer the primary beneficiary with respect to those VIEs and, as a result, the Company no longer consolidates such VIEs.

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

With respect to LFB’s operations, LFB engages in banking activities that primarily include investing in securities, deposit taking and lending. In addition, LFB may take open foreign exchange positions with a view to profit, but does not sell foreign exchange options in this context, and enters into forward foreign exchange contracts, interest rate swaps, and other derivative contracts to hedge exposures to interest rate and currency fluctuations.

At December 31, 2006, substantially all of the $550 million of securities owned, at fair value, were fixed-income securities within LFB’s portfolio, 88% of which were rated investment grade credit quality. At December 31, 2005, substantially all of the $272 million of securities owned, at fair value, were fixed-income securities within the LFB portfolio, 92% of which were rated investment grade credit quality.

At December 31, 2006 and 2005, derivative contracts, all of which related to LFB’s operations and which are recorded at fair value, were as follows:

	December 31,
	2006	2005
Assets
Interest rate contracts	$2,750	$186
Exchange rate contracts	4,493

Total derivative assets	$7,243	$186

Liabilities
Interest rate contracts	$922	$3,028
Exchange rate contracts	706

Total derivative liabilities	$1,628	$3,028

The primary market risks associated with LFB’s securities inventory, foreign exchange, hedging and lending activities is sensitivity to changes in the general level of credit spreads and, with respect to foreign currency risk, specific exchange rate spreads. The risk management strategies that we employ use various risk sensitivity metrics to measure such risks and to examine behavior under significant adverse market conditions.

•	The Company’s interest rate risk as measured by a 1% +/– change in interest rates totaled $65 thousand as of December 31, 2006 and was approximately $90 thousand as of December 31, 2005.

•

Foreign currency risk associated with our open positions, in aggregate, as measured by a 2% +/- change against the U.S. dollar, totaled approximately $80 thousand as of December 31, 2006 and $2 thousand as of December 31, 2005.

LFB fully collateralizes its collateralized financing transactions with fixed income securities.

Risks Related to Receivables

We maintain an allowance for bad debts to provide coverage for probable losses from our customer receivables, including our lending portfolio in LFB. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where, in our judgment, the receivables are impaired. At December 31, 2006 total receivables amounted to $1,235 million, net of an allowance for bad debts of $11 million. As of that date, inter-bank lending, financial advisory and asset management fee, customer and related party receivables comprised 58%, 34%, 6% and 2% of total receivables, respectively. At December 31, 2005 total receivables amounted to $772 million, net of allowance for bad debts of $13 million. As of that date, inter-bank lending, financial advisory and asset management fee, customer and related party receivables comprised 45%, 36%, 12% and 7% of total receivables, respectively. The M&A and asset management fee receivables collection periods generally are within 60 days of invoice. However, as discussed above, the collection time for restructuring transactions may extend beyond 60 days, and fee receivables from our private fund advisory activities are generally collected over a four year period. The Company recorded bad debt expense of approximately $4 million and $6 million in the years ended December 31, 2006 and 2005, respectively.

Credit Concentration

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At December 31, 2006 the Company had no exposure to an individual counterparty that exceeded $44 million, in the aggregate, excluding inter-bank counterparties.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s liabilities has fixed interest rates or maximum interest rates, while its cash and short-term investments generally have floating interest rates. Lazard estimates that operating income relating to cash and short-term investments and corporate indebtedness would change by approximately $9 million, on an annual basis, in the event interest rates were to increase or decrease by 1%.

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

Recently Issued Accounting Standards

In July 2006, the FASB issued FIN No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a tax position taken in a tax return. FIN 48 provides a benefit recognition model with a two-step approach consisting of a “more-likely-than-not” recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. FIN 48 is effective as of the beginning of the first annual period beginning after December 15, 2006. We are currently assessing the impact of adopting FIN 48 on the financial condition, results of operations and cash flows of the Company.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the year ended December 31, 2006. The adoption of SAB 108 had no impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), which the Company adopted as of December 31, 2006 (see Note 14 of Notes to Consolidated Financial Statements).

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to choose to measure various financial instruments and certain other items at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement requires that a business entity report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of the first annual period beginning after November 15, 2007. We are currently assessing the impact of adopting SFAS 159 on the financial condition, results of operations, and cash flows of the Company.

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

* These consolidated financial statements reflect the results of operations and financial position of Lazard Group LLC, formerly known as Lazard LLC and referred to herein as “Lazard Group,” “Lazard” and “the Company” for all periods presented. The results of operations and financial condition for certain businesses that Lazard Group no longer owns are reported as discontinued operations. The consolidated financial statements do not reflect what the results of operations and financial position of Lazard Group would have been had it been a stand-alone, public company for the periods presented. In addition, the results of operations for periods prior to May 10, 2005 are not comparable to results of operations for subsequent periods. Specifically, prior to May 10, 2005, the results of operations of Lazard Group do not give effect to the following matters:

•

Payment for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense. As a result, prior to May 10, 2005, Lazard Group’s operating income included within the accompanying consolidated financial statements did not reflect payments for services rendered by its managing directors. For periods subsequent to the consummation of the equity public offering, all payments for services rendered by our managing directors and distributions to holders of profit participation interests in Lazard Group (“profit participation members”) are included within the accompanying consolidated financial statements in “compensation and benefits expense”.

•	The use of proceeds from the financing transactions.

•	The net incremental interest expense related to the financing transactions.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Lazard Group LLC and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006 and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, as stated in their report which appears under “Reports of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Lazard Group LLC:

We have audited management’s assessment, included in the accompanying Lazard Group LLC Management’s Report on Internal Control Over Financial Reporting, that Lazard Group LLC and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/    Deloitte & Touche LLP

New York, New York

February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Lazard Group LLC:

We have audited the accompanying consolidated statements of financial condition of Lazard Group LLC and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows, and changes in members’ equity (deficiency), for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lazard Group LLC and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

New York, New York

February 27, 2007

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2006 AND 2005

(dollars in thousands)

	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$955,116	$490,446
Cash segregated for regulatory purposes or deposited with clearing organizations	16,023	20,596
Securities owned—at fair value:
Bonds—Corporate	521,483	228,927
Non-U.S. Government and agency securities	25,438	40,285
Equities	3,222	2,964

	550,143	272,176

Receivables—net:
Banks	721,002	347,912
Fees	417,519	280,923
Customers	77,832	88,611
Related parties	18,560	54,549

	1,234,913	771,995

Long-term investments	122,311	80,843
Other investments	5,938	4,473

Property (net of accumulated amortization and depreciation of $181,812 and $156,935 for 2006 and 2005, respectively)	168,310	156,630
Goodwill	16,945	15,996
Other assets	117,508	93,978

Total assets	$3,187,207	$1,907,133

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

DECEMBER 31, 2006 AND 2005

(dollars in thousands)

	December 31,
	2006	2005
LIABILITIES, MINORITY INTEREST AND MEMBERS’ DEFICIENCY
Liabilities:
Deposits and other customer payables	$1,195,014	$553,286
Accrued compensation and benefits	437,738	346,090
Senior borrowings	1,087,057	1,022,082
Capital lease obligations	25,445	23,844
Related party payables	3,513	9,514
Other liabilities	428,311	510,927
Subordinated borrowings	200,000	200,000

Total liabilities	3,377,078	2,665,743
Commitments and contingencies
Minority interest	54,617	111,729

MEMBERS’ DEFICIENCY
Members’ deficiency (net of 115,000 shares of Lazard Ltd Class A common stock, at cost of $4,179 at December 31, 2006)	(277,751)	(835,997)
Accumulated other comprehensive income (loss), net of tax	33,263	(34,342)

Total members’ deficiency	(244,488)	(870,339)

Total liabilities, minority interest and members’ deficiency	$3,187,207	$1,907,133

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
REVENUE
Investment banking and other advisory fees	$ 946,107	$ 846,390	$ 632,214
Money management fees	510,558	435,015	385,776
Interest income	44,783	34,597	27,668
Other	96,069	63,784	88,723

Total revenue	1,597,517	1,379,786	1,134,381
Interest expense	104,348	78,375	39,551

Net revenue	1,493,169	1,301,411	1,094,830

OPERATING EXPENSES
Compensation and benefits(*)	891,411	698,683	466,064
Premises and occupancy costs	67,653	68,558	74,102
Professional fees	73,518	50,910	48,706
Travel and entertainment	45,071	44,194	45,157
Communications and information services	29,532	29,550	28,011
Equipment costs	20,274	20,638	22,713
Other	32,034	43,202	42,253

Total operating expenses	1,159,493	955,735	727,006

OPERATING INCOME FROM CONTINUING OPERATIONS(*)	333,676	345,676	367,824

Provision for income taxes	64,559	54,173	28,272

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST IN NET INCOME(*)	269,117	291,503	339,552
Minority interest in net income	5,124	18,703	87,553

INCOME FROM CONTINUING OPERATIONS(*)	263,993	272,800	251,999
LOSS FROM DISCONTINUED OPERATIONS(*) (net of income tax provision of $3,330 and $103 for 2005 and 2004, respectively)		(17,576)	(10,532)
EXTRAORDINARY GAIN			5,507

NET INCOME ALLOCABLE TO MEMBERS(*)	$ 263,993	$ 255,224	$ 246,974

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

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income allocable to members	$263,993	$255,224	$246,974
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash charges included in net income:
Depreciation and amortization of property	14,282	15,348	16,938
Amortization of deferred expenses, stock units and interest rate hedge	25,769	2,642
Deferred tax provision (benefit)	(4,290)	(7,558)	452
Gain on termination of strategic alliance	(13,695)
Minority interest in net income	5,124	18,703	87,553
(Increase) decrease in operating assets:
Cash segregated for regulatory purposes or deposited with clearing organizations	6,667	(10,433)	(3,765)
Securities owned, at fair value	(234,637)	66,839	3,036
Receivables	(387,322)	(109,234)	(99,048)
Marketable, long-term and other investments	(30,782)	191,681	107,280
Other assets	(24,100)	4,980	(34,997)
Assets of discontinued operations		1,485,363	(56,357)
Increase (decrease) in operating liabilities:
Deposits and other payables	547,495	44,232	34,662
Accrued compensation and other liabilities	73,316	165,710	131,490
Liabilities of discontinued operations		(1,223,257)	99,835

Net cash provided by operating activities	241,820	900,240	534,053

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(10,163)	(7,815)	(19,012)
Disposals and retirements of property	1,971	11,694	8,606

Net cash provided by (used in) investing activities	(8,192)	3,879	(10,406)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common membership interests relating to Lazard Ltd’s Primary Offering and Equity Public Offering in December, 2006 and May, 2005, respectively	349,137	871,656
Proceeds from issuance of equity security units, net of expenses of $15,941		421,559
Distributions and withdrawals to members for the periods through May 9, 2005		(419,115)	(366,182)
Distributions to members for the periods subsequent to May 9, 2005	(79,090)	(32,310)
Repurchase of common membership interest from LAZ-MD Holdings		(4,507)
Purchase contracts relating to equity security units		(6,013)
Settlement of interest rate hedge		(11,003)
Redemption of historical partner interests (including mandatorily redeemable preferred stock of $100,000)		(1,617,032)
Distributions of separated business		(243,178)
Distribution to LAZ-MD Holdings and LFCM Holdings		(150,000)
Indemnity from LFCM Holdings relating to U.K. pension		53,600
Proceeds from issuance of Lazard Group senior notes, net of original discount and other expenses of $5,276		544,724
Proceeds from other senior borrowings	3,557	33,700	15,046
Repayment of other senior borrowings, including make-whole payment of $7,650 in 2005	(34,582)	(74,265)	(1,567)
Repayment of other senior borrowings of discontinued operations			(612)
Repayment of capital lease obligations	(1,115)	(21,902)	(14,242)
Distributions relating to minority interests	(19,507)	(52,115)	(102,330)
Purchase of Lazard Ltd Class A common stock	(4,179)
Other financing transactions	(617)

Net cash provided by (used in) financing activities	213,604	(706,201)	(469,887)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	17,438	(13,225)	9,961

NET INCREASE IN CASH AND CASH EQUIVALENTS	464,670	184,693	63,721
CASH AND CASH EQUIVALENTS—JANUARY 1	490,446	305,753	242,032

CASH AND CASH EQUIVALENTS—DECEMBER 31	$955,116	$490,446	$305,753

Supplemental financing non-cash transaction:
Issuance of senior promissory note for the acquisition of equity interest in Lazard Italy	$96,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$93,462	$81,970	$41,639

Income taxes	$74,665	$24,496	$61,877

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(dollars in thousands)

	Members’ Equity (Deficiency)	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Members’ Equity (Deficiency)
Balance—January 1, 2004	$485,948	$49,777	$535,725

Comprehensive income (loss):
Net income allocable to members	246,974		246,974
Other comprehensive income—net of tax:
Currency translation adjustments		29,890	29,890
Minimum pension liability adjustments		(61,609)	(61,609)

Comprehensive income			215,255
Distribution and withdrawals to members	(366,182)		(366,182)

Balance—December 31, 2004	366,740	18,058	384,798

Comprehensive income (loss):
Net income allocable to members	255,224		255,224
Other comprehensive income (loss)—net of tax:
Currency translation adjustments		(46,552)	(46,552)
Minimum pension liability adjustment		4,449	4,449
Interest rate hedge		(10,297)	(10,297)

Comprehensive income			202,824

Distribution of net assets of separated businesses	(243,178)		(243,178)
Indemnity from LFCM Holdings relating to U.K. pension	53,600		53,600
Net proceeds from sale of common membership interests relating to Lazard Ltd’s equity public offering in May, 2005, including $32,921 issued in cashless exchange	871,656		871,656
Distributions and withdrawals to members for the period through May 9, 2005	(419,115)		(419,115)
Distributions to members for the period subsequent to May 9, 2005	(32,310)		(32,310)
Redemption of historical partner interests	(1,517,032)		(1,517,032)
Costs related to issuance of purchase contracts associated with equity security units	(12,086)		(12,086)
Purchase contracts associated with equity security units	(6,013)		(6,013)
Repurchase of common membership interest from LAZ-MD Holdings	(4,507)		(4,507)
Amortization of stock units	1,024		1,024
Distribution to LAZ-MD Holdings and LFCM Holdings	(150,000)		(150,000)

Balance—December 31, 2005	(835,997)	(34,342)	(870,339)

Comprehensive income:
Net income allocable to members	263,993		263,993
Other comprehensive income—net of tax:
Currency translation adjustments		51,068	51,068
Minimum pension liability adjustment		13,683	13,683
Amortization of interest rate hedge		1,100	1,100

Comprehensive income			329,844

Adoption of FASB Statement No. 158		1,754	1,754
Distributions to members	(79,090)		(79,090)
Purchase of 115,000 shares of Lazard Ltd Class A common stock	(4,179)		(4,179)
Amortization of stock units	22,995		22,995
Net proceeds from sale of common membership interests relating to Lazard Ltd’s Primary Offering in December, 2006	349,137		349,137
Other capital transactions	5,390		5,390

Balance—December 31, 2006*	$(277,751)	$33,263	$(244,488)

*	Includes 107,652,516 common membership interests and two managing member interests outstanding.

See notes to consolidated financial statements.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, unless otherwise noted)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

The accompanying consolidated financial statements are those of Lazard Group LLC and subsidiaries (formerly known as Lazard LLC and collectively referred to with its subsidiaries as “Lazard Group” or the “Company”). Lazard Group is a Delaware limited liability company and is governed by an Operating Agreement dated as of May 10, 2005, as amended (the “Operating Agreement”).

Lazard Ltd is a Bermuda holding company that was incorporated in October 2004. Pursuant to a Registration Statement on Form S-1 (File No. 333-121407) declared effective by the SEC on May 4, 2005 (the “Registration Statement”) for the initial public offering of shares of Lazard Ltd’s Class A common stock, par value $0.01 per share (“Class A common stock”), Lazard Ltd issued on May 10, 2005, at $25 per share, 34,183,162 shares of its Class A common stock in a registered initial public offering (the “equity public offering”). In addition, on May 10, 2005, pursuant to the IXIS Placements (see Note 2 of Notes to Consolidated Financial Statements) and the cashless exchange of certain of our chief executive officer’s interests in Lazard Group with Lazard Ltd, Lazard Ltd issued 2,000,000 shares of its Class A common stock and 1,316,838 shares of its Class A common stock, respectively. These issuances, together with the 34,183,162 shares of Class A common stock issued pursuant to the equity public offering, resulted in Lazard Ltd having 37,500,000 shares of its Class A common stock outstanding at the time of the equity public offering. Lazard Ltd, through a number of newly-formed, wholly-owned subsidiaries, contributed the net proceeds from the equity public offering, along with the net proceeds it received from the financing transactions (as described in Note 2 of Notes to Consolidated Financial Statements), to Lazard Group in exchange for 37,500,000 Lazard Group common membership interests, representing 37.5% of Lazard Group’s total common membership interests as of May 10, 2005, and, after giving effect to (i) the repurchase and forfeiture of a portion of the Lazard Group common membership interests held by LAZ-MD Holdings LLC (“LAZ-MD Holdings”), as well as (ii) certain other share issuances by Lazard Ltd subsequent to December 31, 2005 (principally related to the primary and secondary offerings of Class A common stock as described in Note 2 of Notes to Consolidated Financial Statements), approximately 47.9% and 37.6% of all outstanding Lazard Group common membership interests as of December 31, 2006 and 2005, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

Lazard Group’s current principal activities are divided into two business segments:

•	Financial Advisory, which includes providing advice on mergers and acquisitions, restructurings, capital raising and similar transactions, and

•	Asset Management, which includes the management of equity and fixed income securities and merchant banking funds.

In addition, Lazard Group records selected other activities in Corporate, including cash management, certain long-term investments and the commercial banking activities of Lazard Group’s Paris-based Lazard Frères Banque SA (“LFB”). LFB is a registered bank regulated by the Banque de France. LFB’s primary commercial banking operations include the management of the treasury positions of Lazard Group’s Paris House through its money market desk and, to a lesser extent, credit activities relating to securing loans granted to clients of Lazard Frères Gestion SAS (“LFG”) and custodial oversight over assets of various clients. In addition, LFB operates many support functions relating to our business in Paris. Lazard Group also allocates outstanding indebtedness to Corporate.

Prior to May 10, 2005, Lazard Group also had a business segment called Capital Markets and Other, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

and merchant banking fund management activities outside of France as well as other specified non-operating assets and liabilities. This business segment’s assets and liabilities (referred to below as the “separated businesses”) were separated from Lazard Group on May 10, 2005, and the operating results of this former segment are reflected as discontinued operations for periods prior to May 10, 2005. We refer to the transfer of the separated business as the “separation.”

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

The Separation and Recapitalization Transactions

On May 10, 2005, Lazard Group and Lazard Ltd completed the separation and recapitalization transactions, including the financing transactions, pursuant to the master separation agreement, dated as of May 10, 2005, by and among Lazard Group, Lazard Ltd, LAZ-MD Holdings and LFCM Holdings (the “master separation agreement”).

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

In the separation, Lazard Group retained all of the Company’s Financial Advisory and Asset Management businesses. In addition, under the business alliance agreement, dated as of May 10, 2005, between Lazard Group and LFCM Holdings (the “business alliance agreement”), Lazard Group was granted the option to acquire the North American and European merchant banking businesses of LFCM Holdings (see Note 7 of Notes to Consolidated Financial Statements).

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

Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s policy is to consolidate (i) all majority-owned subsidiaries in which it has a controlling financial interest, (ii) variable interest entities (“VIEs”) where the Company is deemed to be the primary beneficiary and (iii) beginning on January 1, 2006, limited partnerships where the Company is the general partner in the limited partnership, unless the presumption of control is overcome. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity’s operating and financial decisions (generally defined as owning a voting or economic interest of 20% to 50%), the Company applies the equity method of accounting. All material intercompany transactions and balances have been eliminated.

In connection with the separation, Lazard Group transferred its general partnership interests in various VIEs to a subsidiary of LFCM Holdings. Lazard Group has determined that it is no longer the primary beneficiary with respect to those VIEs and, as a result, the Company no longer consolidates such VIEs. Amounts related to consolidation of such VIEs, for the years ended December 31, 2005 and 2004 are included in “loss from discontinued operations” on the consolidated statements of income.

The accompanying consolidated financial statements do not reflect what the results of operations and financial position of the Company would have been had it been a stand-alone, public company prior to May 10, 2005. In addition, the results of operations for periods until the equity public offering on May 10, 2005 are not comparable to results of operations for subsequent periods as described below.

•

Payments for services rendered by the Company’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense. As a result, prior to May 10, 2005, Lazard Group’s operating income included within the accompanying consolidated financial statements did not reflect payments for services rendered by its managing directors. For periods subsequent to the consummation of the equity public offering as described in Note 2 of Notes to Consolidated Financial Statements, all payments for services rendered by our managing directors and distributions to profit participation members are included within the accompanying consolidated financial statements in “compensation and benefits expense.”

•

Payments for services rendered by managing directors of LAM (and employee members of LAM) had, prior to May 10, 2005, been accounted for as minority interest in net income and since that date such payments have been included within compensation and benefits expense. See Note 4 of Notes to Consolidated Financial Statements.

•	The use of proceeds from the financing transactions.

•	The net incremental interest expense related to the financing transactions.

In accordance with U.S. GAAP, the results of operations of the separated businesses have been segregated and are reported as discontinued operations in the consolidated statements of income for the years ended December 31, 2005 and 2004. See Note 20 of Notes to Consolidated Financial Statements for additional information relating to discontinued operations.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

2.	EQUITY PUBLIC OFFERING AND OTHER FINANCING TRANSACTIONS IN MAY, 2005, AND PRIMARY AND SECONDARY OFFERINGS IN DECEMBER, 2006

Equity Public Offering—As described above, on May 10, 2005, Lazard Ltd consummated its equity public offering. The aggregate gross proceeds relating to the offering amounted to $854,579, and net proceeds to Lazard Ltd, after $65,844 of estimated expenses incurred by Lazard Ltd in connection with the issuance and distribution of the Lazard Ltd Class A common stock (including underwriting discounts and commissions, expenses paid to the underwriters and certain other expenses), was $788,735. Lazard Ltd contributed all the net proceeds from this offering to Lazard Group in exchange for a controlling interest in Lazard Group. In the year ended December 31, 2006, additional costs of $2,677 relating to the May, 2005 issuance of Lazard Ltd Class A common stock were incurred, representing amounts in excess of estimated costs associated with the equity public offering. Such amount was recorded as a reduction of members’ equity.

Other Financing Transactions—On May 10, 2005, Lazard Group and Lazard Ltd also completed the other financing transactions which are described below.

ESU Offering—Concurrently with the equity public offering, Lazard Ltd issued, for $25 per unit, equity security units (the “ESUs”) for an aggregate offering amount of $287,500 (and net proceeds of $276,535) in the ESU offering. Each unit consists of (a) a contract which obligates holders to purchase, and Lazard Ltd to sell, on May 15, 2008, a number of newly-issued shares of its Class A common stock equal to a settlement rate based on the trading price of its Class A common stock during a period preceding that date and (b) a 1/40, or 2.5%, ownership interest in a 6.12% senior note due 2035 of an affiliate, Lazard Group Finance LLC, a Delaware limited liability company (“Lazard Group Finance”), with a principal amount of $1 (the “Lazard Group Finance Senior Notes”). Prior to its merger with Lazard Group discussed below, Lazard Group Finance was a wholly-owned subsidiary of Lazard Group that was controlled by Lazard Ltd. In the event of any issuance of shares of Lazard Ltd Class A common stock pursuant to the ESUs, Lazard Ltd intends to cause Lazard Group to issue a proportionate amount of Lazard Group common membership interests to subsidiaries of Lazard Ltd in exchange for Lazard Ltd’s contribution of the consideration received from the issuance of the shares of Lazard Ltd Class A common stock pursuant to the ESUs.

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

Lazard Ltd began making quarterly contract adjustment payments on the purchase contracts at an annual rate of 0.505% on August 15, 2005, with a corresponding payment being paid by Lazard Group to Lazard Ltd. Lazard Ltd has the right to defer these quarterly contract adjustment payments (no such deferrals have occurred as of December 31, 2006). In general, during any period in which it defers such payments, Lazard Ltd cannot declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, any of its capital stock.

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

IXIS Placements—Under the IXIS placements, IXIS, which was a subsidiary of Caisse Nationale des Caisses d’Epargne (“CNCE”), purchased an aggregate of $200,000 of Lazard Ltd’s securities on May 10, 2005, $150,000 of which were ESUs (the “IXIS ESU placement”) and $50,000 of which were shares of Lazard Ltd Class A common stock. The terms of the ESUs issued in connection with the IXIS ESU placement are the same as the ESUs described above. The price per security paid by IXIS was equal, in the case of shares of Lazard Ltd Class A common stock, to the price per share in the equity public offering and, in the case of ESUs, the price per unit in the ESU offering. Lazard Ltd contributed the net proceeds from the sale of Lazard Ltd Class A common stock to Lazard Group. Lazard Group Finance used the net proceeds from the IXIS ESU placement to purchase Lazard Group Notes with a principal amount of $150,000. In November 2006, CNCE and Banque Federale des Banques Populaires formed a new investment banking entity, Natixis. Pursuant to this transaction, IXIS became a wholly-owned subsidiary of Natixis.

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

In connection with the issuance of the Lazard Group Senior Notes, on April 1, 2005, Lazard Group entered into an interest rate forward agreement with a bank for a notional amount of $650,000 to ensure that the base rate (excluding market-driven credit spreads) on the Lazard Group Senior Notes would be no greater than 4.5%. Lazard Group settled the interest rate forward agreement with the bank as of May 9, 2005, which required a payment by Lazard Group of $13,004. Of this amount, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”), $11,003 was deemed to be the effective portion of the hedge and has been recorded within other comprehensive income (loss) and is being amortized as a charge to interest expense over the ten year term of the Lazard Group Senior Notes.

Credit Facility—Concurrent with the equity public offering, Lazard Group entered into a five year, $125,000 senior revolving credit facility (the “Credit Facility”) with a group of lenders. On May 17, 2006, the Credit Facility was amended to provide for an increase in the aggregate commitments from $125,000 to $150,000. As of December 31, 2006 there were no amounts outstanding under the credit facility. There was $30,000 outstanding under the Credit Facility as of December 31, 2005. The Credit Facility bears interest at either a Eurodollar or Federal Funds rate, plus an applicable margin, which varies from 125 to 200 basis points, depending on Lazard Group’s rating as determined by designated credit rating agencies.

The Credit Facility contains affirmative and negative covenants. Such covenants include, among other things, limitations on the ability of Lazard Group to incur debt, grant liens, pay dividends, enter into mergers or to sell all or substantially all of its assets, as well as financial maintenance covenants.

Primary and Secondary Offerings in December, 2006—On December 6, 2006, Lazard Ltd closed an underwritten public offering of additional shares of its Class A common stock. The offering was comprised of a primary offering (the “Primary Offering”) of 7,000,000 newly-issued shares by Lazard Ltd and a secondary offering (the “Secondary Offering”) of 6,000,000 shares offered to the public by certain current and former managing directors of Lazard and their permitted transferees (the “Selling Shareholders”). The 6,000,000 shares offered in the Secondary Offering were also newly-issued shares of Lazard Ltd Class A common stock as a result of the Selling Shareholders exchanging an equivalent amount of their membership interests in Lazard Group (received in exchange for their membership interests in LAZ-MD Holdings) for newly-issued shares of Lazard Ltd Class A common stock. In addition, on December 6, 2006, in connection with the Primary Offering and Secondary Offering, the underwriters exercised their over-allotment option to purchase an additional 1,050,400 newly-issued shares of Lazard Ltd Class A common stock at the same price per share.

The offering price to the public was $45.42 per share, and the price, net of the underwriters’ discount of 3.75%, was approximately $43.72 per share. Lazard Ltd received net proceeds of $349,137 as the result of the Primary Offering, including the exercise of the underwriters’ over-allotment option, after estimated expenses of $2,800.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Lazard Ltd did not receive any net proceeds from the sales of common stock offered by the Selling Shareholders. Immediately following the Primary Offering, Lazard Ltd and its subsidiaries received 8,050,400 additional Lazard Group common membership interests in exchange for the net proceeds from the Primary Offering. In the Secondary Offering, Lazard Ltd and its subsidiaries received an additional 6,000,000 Lazard Group common membership interests from the exchanging LAZ-MD members in exchange for the issuance to them of 6,000,000 Class A common shares. LAZ-MD members then sold those shares to the public.

As a result of the offerings, Lazard Ltd’s ownership interest in Lazard Group increased from 37.7% prior to the offerings to 47.9% subsequent thereto. Correspondingly, LAZ-MD’s ownership in Lazard Group decreased from 62.3% prior to the offerings to 52.1% subsequent thereto.

Lazard Capital Markets (“LCM”), a wholly-owned subsidiary of LFCM Holdings, was a member of the underwriting group for both the Primary and Secondary Offerings, and, in such capacity, earned revenue, net of estimated underwriting expenses, of approximately $4,118. The business alliance agreement provides for Lazard Group to receive a referral fee equal to approximately half of the net revenue obtained by LCM in respect of any underwriting or distribution opportunity referred to it by Lazard Group. In that connection, as of December 31, 2006 Lazard Group has recorded a receivable from LFCM Holdings of approximately $2,059, with the portion of such amount relating to the Primary Offering of $1,180 being recorded as an increase to its members’ equity and the portion of such amount relating to the Secondary Offering of $879 being recorded in “other revenue”. See Note 16 of Notes to Consolidated Financial Statements for additional information regarding the business alliance agreement.

3.    SIGNIFICANT ACCOUNTING POLICIES

The accounting policies below relate to reported amounts on the consolidated financial statements.

Foreign Currency Translation—The consolidated financial statements are presented in U.S. dollars. Many of the Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at year-end exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. dollars are reported as a component of Members’ Equity (Deficiency). Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of income.

Use of Estimates—In preparing the consolidated financial statements, management makes estimates and assumptions regarding:

•	Valuations of assets and liabilities requiring fair value estimates including, but not limited to:

•	Securities owned;

•	Long-term investments;

•	Allowance for doubtful accounts;

•	The realization of deferred taxes and adequacy of tax reserves;

•	The outcome of litigation;

•	The carrying amount of goodwill;

•	Other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the consolidated financial statements.

Cash and Cash Equivalents—The Company defines cash equivalents as short-term, highly liquid securities and cash deposits with original maturities of 90 days or less.

Cash Segregated for Regulatory Purposes or Deposited with Clearing Organizations—At December 31, 2006 and 2005, restricted cash deposits made by the Company to satisfy the requirements of various non-U.S. regulatory authorities and clearing organizations in which LFB participates as a registered bank were $16,023 and $20,596, respectively.

Securities Owned - at fair value—Securities owned are stated at quoted market values, with realized and unrealized investment gains and losses and dividend income reflected in “revenue—other” on the consolidated statements of income. Any related interest amounts are included in interest income. Securities transactions and the related revenue and expenses are recorded on a trade date basis.

Receivables—net—Receivables, net is comprised of bank receivables, which represent those related to LFB’s short-term inter-bank lending with registered banks, fees receivable, customer receivables, including those related to LFB’s lending and collateralized financing activities, and related party receivables.

In connection with collateralized financing activities, the Company typically receives a pledge of specifically identified securities equal to or greater than the amount of the cash loaned. Collateralized financings, which amounted to $16,858 and $23,358 at December 31, 2006 and 2005, respectively, were secured by pledged collateral with a fair value of $16,858 and $23,556, at December 31, 2006 and 2005, respectively. Securities owned by customers and pledged to collateralize secured loans receivable are not reflected on the consolidated statements of financial condition.

Receivables are stated net of an estimated allowance for doubtful accounts of $11,316 and $12,711 at December 31, 2006 and 2005, respectively. The Company recorded bad debt expense of $4,020, $5,597 and $4,093 for the years ended December 31, 2006, 2005 and 2004, respectively, and recorded recoveries, charge-offs and foreign currency translation adjustments, which resulted in a net decrease to the allowance for doubtful accounts, of $5,415, $9,330 and $7,609 for the years ended December 31, 2006, 2005 and 2004, respectively.

Customer receivables at December 31, 2006 and 2005 include $19,330 and $28,135, respectively, of loans granted by LFB to managing directors and employees that are made in the ordinary course of business at market terms.

Long-Term Investments—Long-term investments consist principally of investments in merchant banking and alternative investment funds, and other privately managed investments. These investments are carried at fair value on the consolidated statements of financial condition, with unrealized gains and losses reflected in “revenue—other” on the consolidated statements of income. Where applicable, the fair value of a publicly traded investment is determined by quoted market prices. Most of the Company’s investments included in “long-term investments,” however, are not publicly traded and, as a result, are valued based upon management’s best estimate. The fair value of such investments is based upon an analysis of the investee’s financial results, condition, cash flows and prospects. The carrying value of such investments is adjusted when changes in the underlying fair values are readily ascertainable, generally as evidenced by third party transactions or transactions that directly affect the value of such investments. Adjustments also are made, in the absence of third-party transactions, if Lazard determines that the expected realizable value of the investment differs from its carrying

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

value. In reaching that determination, Lazard considers many factors, including, but not limited to, the operating cash flows and financial performance of the investee, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features and liquidation preferences. The Company’s investments in partnership interests, including general partnership and limited partnership interests in real estate funds, are recorded at fair value based on changes in the fair value of the partnerships’ underlying net assets. Because of the inherent uncertainty in the valuation of investments that are not readily marketable, estimated values may differ significantly from the values that would have been reported had a ready market for such investments existed.

The Company’s gross investment gains of $30,747, $26,721 and $41,704 and gross investment losses of $4,767, $16,489 and $8,324 for the years ended December 31, 2006, 2005 and 2004, respectively, are included in “revenue—other” and for the years ended December 31, 2005 and 2004 in “loss from discontinued operations” on the consolidated statements of income.

Property-net—At December 31, 2006 and 2005 property, net consists of the following:

	Estimated Depreciable Life in Years	December 31,
		2006	2005
Buildings	33	$165,947	$148,795
Leasehold improvements	5-20	114,443	108,509
Furniture and equipment	3-10	69,732	56,261

Total		350,122	313,565
Less—Accumulated depreciation and amortization		(181,812)	(156,935)

Property, net		$168,310	$156,630

Buildings, leasehold improvements, and furniture and equipment are stated at cost, or in the case of buildings under capital leases, the present value of the future minimum lease payments, less accumulated depreciation and amortization. Buildings represent owned property and amounts recorded pursuant to capital leases (Note 12 of Notes to Consolidated Financial Statements), with the related obligations recorded as capital lease obligations. Such buildings are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are capitalized and are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Depreciation of furniture and equipment is determined on a straight-line basis using estimated useful lives. Depreciation and amortization expense on buildings and leasehold improvements of $9,742, $10,454 and $11,972 for the years ended December 31, 2006, 2005 and 2004, respectively, is included in “premises and occupancy costs” and for the years ended December 31, 2005 and 2004 in “loss from discontinued operations” on the consolidated statements of income. Depreciation expense on furniture and equipment of $4,540, $4,894 and $4,966 for the years ended December 31, 2006, 2005 and 2004, respectively, is included in “equipment costs” and for the years ended December 31, 2005 and 2004 in “loss from discontinued operations” on the consolidated statements of income. Repairs and maintenance are expensed as incurred.

Goodwill—In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized, but instead is tested annually for impairment or more frequently if circumstances indicate impairment may have occurred. The Company has selected December 31 as the date to perform the annual impairment test. At December 31, 2006, 2005 and 2004, the Company compared the fair value of the reporting unit with its carrying amount, including goodwill, and determined that the fair value exceeded its carrying value.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Therefore, the Company determined that no impairment existed. Goodwill reflected on the consolidated statements of financial condition relates to the Financial Advisory business segment. Except for currency translation adjustments, there have been no changes to goodwill for the years ended December 31, 2006, 2005 and 2004.

Derivative Instruments—A derivative is typically defined as an instrument whose value is “derived” from underlying assets, indices or reference rates, such as a future, forward, swap, or option contract, or other financial instrument with similar characteristics. Derivative contracts often involve future commitments to exchange interest payment streams or currencies based on a notional or contractual amount (e.g., interest rate swaps or currency forwards) or to purchase or sell other financial instruments at specified terms on a specified date (e.g., options to buy or sell securities or currencies).

The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value as of December 31, 2006 and 2005 and are included in “other assets” and “other liabilities” on the consolidated statements of financial condition (see Note 8 of Notes to Consolidated Financial Statements). The Company elected to not apply hedge accounting under SFAS No. 133 to the derivative instruments held as of December 31, 2006 and 2005 and, as such, the related gains and losses are reported within the consolidated statements of income.

Deposits and Other Customer Payables—Deposits and other customer payables principally relate to LFB customer-related interest-bearing time and demand deposits, short-term inter-bank borrowing with registered banks and amounts due on collateralized financings.

Collateralized financings amounted to $19,229 and $31,853 at December 31, 2006 and 2005, respectively, and were collateralized with pledged assets with a fair value of $19,229 and $31,264 at December 31, 2006 and 2005, respectively.

Revenue Recognition

Investment Banking and Other Advisory Fees—Fees for mergers and acquisitions advisory services and financial restructuring advisory services are recorded when earned, which is generally the date the related transactions are consummated. Transaction related expenses, which are directly related to such transactions and billable to clients, are deferred to match revenue recognition. Client reimbursements of expenses are presented net in “investment banking and other advisory fees” on the Company’s consolidated statements of income. The amounts of expenses reimbursed by clients for the years ended December 31, 2006, 2005 and 2004 are $16,534, $12,360 and $11,583, respectively.

Money Management and Incentive Fees—Money management fees are derived from fees for investment management and advisory services provided to institutional and private clients. Revenue is recorded on an accrual basis primarily based on a percentage of client assets managed. Fees vary with the type of assets managed, with higher fees earned on equity assets, alternative investment (such as hedge funds) and merchant banking products, and lower fees earned on fixed income and money market products.

The Company may earn performance-based incentive fees on various investment products, such as hedge funds, that are recorded in accordance with the contractual agreement, which is generally at the end of the year, when potential uncertainties regarding the ultimate realizable amounts have been determined, and typically are calculated based on a specified percentage of a fund’s net appreciation during the fiscal period. Incentive fees

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

on hedge funds generally are subject to loss carry-forward provisions in which losses incurred by the funds in any year are applied against future period net appreciation before any incentive fees can be earned. At December 31, 2006, 2005 and 2004 there were no fees subject to such reduction provisions.

The Company also may earn incentive fees on merchant banking funds in accordance with the terms of the funds’ respective agreements. These fees are in the form of a carried interest and are recognized when earned, which is when gains relating to the underlying investments of the fund are realized.

Receivables relating to money management and incentive fees are reported in “fees receivable” on the consolidated statements of financial condition.

Soft Dollar Arrangements—The Company’s Asset Management business obtains research and other services through “soft dollar” arrangements. Consistent with the “soft dollar” safe harbor established by Section 28(e) of the Securities Exchange Act of 1934, as amended, the Asset Management business does not have any contractual obligation or arrangement requiring it to pay for research and other services obtained through soft dollar arrangements with brokers. Instead, the provider is obligated to pay for the services. Consequently, the Company does not incur any liability and does not accrue any expenses in connection with any research or other services obtained by the Asset Management business pursuant to such soft dollar arrangements. If the use of soft dollars is limited or prohibited in the future by regulation, we may have to bear the costs of such research and other services.

Share-Based Payments—Prior to May 10, 2005, the date of the equity public offering, Lazard operated as a series of related partnerships under the control of the partners and Lazard did not have a capital structure that permitted share-based compensation. In connection with equity awards granted pursuant to Lazard Ltd’s 2005 Equity Incentive Plan (the “Equity Incentive Plan”) (described in more detail in Note 13 of Notes to Consolidated Financial Statements), the Company adopted the fair value recognition provisions under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, Lazard recognizes in compensation and benefits expense the amortized portion of the fair value of the equity awards, net of an estimated forfeiture rate, over the service period specified in the award.

Beginning January 1, 2006, Lazard adopted SFAS No. 123R, “Share-Based Payments” (“SFAS 123R”). Accordingly, share-based awards that do not require future service are expensed immediately. Share-based awards that require future service are amortized over the requisite service period. Lazard adopted SFAS 123R under the modified prospective method. Under that method, the provisions of SFAS 123R are applied to share-based awards granted subsequent to adoption. Share-based awards granted prior to the adoption of SFAS 123R continue to be amortized over the stated service periods of the awards.

As a result of the Company adopting certain provisions consistent with SFAS 123R upon the introduction of its 2005 Equity Incentive Plan while under the provisions of SFAS 123, there were no significant effects resulting from the adoption of the provisions of SFAS 123R.

Income Taxes—The Company’s provision for income taxes is accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes”.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, valuation allowances are established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by the Company in making this assessment (see Note 15 to Notes to Consolidated Financial Statements).

Net Income Allocable to Members—For periods prior to May 10, 2005, as a result of the Company operating as a limited liability company, payment for services rendered by the Company’s managing directors has been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense. As a result, the Company’s operating income and net income allocable to members prior to May 10, 2005 do not reflect most payments for services rendered by its managing directors.

Reclassifications—Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

Recent Accounting Pronouncements—In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a tax position taken in a tax return. FIN 48 provides a benefit recognition model with a two-step approach consisting of a “more-likely-than-not” recognition criteria, and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. FIN 48 is effective as of the beginning of the first annual period beginning after December 15, 2006. We are currently assessing the impact of adopting FIN 48 on the financial condition, results of operations and cash flows of the Company.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the year ended December 31, 2006. The adoption of SAB 108 had no impact on the Company’s financial statements.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to choose to measure various financial instruments and certain other items at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement requires that a business entity report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of the first annual period beginning after November 15, 2007. We are currently assessing the impact of adopting SFAS 159 on the financial condition, results of operations, and cash flows of the Company.

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

Pursuant to the formation of LAM, the LAM managing directors also were granted equity units in LAM. In addition, certain other key LAM employees were granted equity units in LAM. The LAM equity units entitle holders to payments only in connection with selected fundamental transactions affecting the Company or LAM, including a dissolution or sale of all or substantially all of the assets of the Company or LAM, a merger of or sale of all of the interests in LAM whereby the Company ceases to own a majority of, or have the right to appoint a majority of the board of directors of, LAM, or a non-ordinary course sale of assets by LAM that exceeds $50,000 in value. As a general matter, in connection with a fundamental transaction that triggers the LAM equity units, the holders of the LAM equity units, as of December 31, 2006, would be entitled in the aggregate to approximately 23% of the net proceeds or imputed valuation of LAM in such a transaction after deductions for payment of creditors of LAM and the return of LAM capital, with the remainder of approximately 77% being retained by Lazard Group. The LAM equity units are not entitled to share in the operating results of LAM. A separate class of interests in LAM, which we refer to as “LAM profit units,” is entitled to the ordinary profit and losses of LAM, all of which is owned by the Company. Accordingly, in the absence of a fundamental transaction that triggers the LAM equity units, all of LAM’s net income is allocable to the Company. The equity units granted to LAM managing directors are a part of the LAM managing directors’ membership interest in LAM, and, therefore, all transactions related to the equity units are treated as equity transactions among members. The equity units granted to LAM employees are considered to be compensation for financial accounting purposes. As a fundamental transaction has not yet been considered probable of occurrence, no compensation cost has been recognized to date. The Company has no current intention to cause or otherwise trigger a fundamental transaction that would give rise to payment obligations to the holders of interests in LAM.

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The board of directors of LAM, a majority of which are appointed by the Company, may, in its discretion, grant LAM equity interests that include profit rights to managing directors of, and other persons providing services to, LAM, as a portion of their ongoing compensation. If granted, these equity interests will be subject to specified vesting conditions. No such LAM equity interests have been granted as of December 31, 2006 nor is there any present intention to do so.

5.	MINORITY INTEREST

Minority interest consists of a number of components including minority interest in LAM and the Company’s business in Italy which was owned 40% by Banca Intesa S.p.A. (“Intesa”) through May 15, 2006 (see Note 6 of Notes to Consolidated Financial Statements). In addition, the Company consolidates various LAM-related general partnership interests that it controls but does not wholly own. As a result of consolidating these companies, the Company recognizes the portion of income not associated with the Company’s ownership as minority interest.

Also, as described in Note 4 of Notes to Consolidated Financial Statements, payments for services rendered by managing directors of LAM (and employee members of LAM) had, prior to May 10, 2005, been accounted for as minority interest in net income and, since that date, such payments have been included in “compensation and benefits” expense on the consolidated statements of income.

The tables below summarize our minority interest in net income for the years ended December 31, 2006, 2005 and 2004 and minority interest as of December 31, 2006 and 2005 in Lazard’s consolidated financial statements:

	Minority Interest In Net Income Year Ended December 31,
	2006	2005	2004
LAM General Partnerships	$5,114	$ 2,784	$ 891
LAM Members		9,447	82,282
Italian Strategic Alliance		6,460	3,741
Other	10	12	639

Total	$5,124	$18,703	$87,553

	Minority Interest As Of December 31,
	2006	2005
LAM General Partnerships	$47,152	$ 43,077
LAM Members	7,446	15,169
Italian Strategic Alliance		53,459
Other	19	24

Total	$54,617	$111,729

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

6.	TERMINATION OF STRATEGIC ALLIANCE IN ITALY

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

•	invested in June 2003 in Lazard Italy an amount of Euros then equal to $100,000 in exchange for 40% of the capital stock in Lazard Italy; and

•	purchased in June 2003 a $50,000 subordinated promissory note issued by Lazard Italy (the “$50,000 Subordinated Promissory Note”).

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

The proceeds from the sale of capital stock in Lazard Italy exceeded the underlying book value of the net assets purchased by Intesa by approximately $56,000. This amount had been deferred and included in “other liabilities” on the consolidated statement of financial condition as of December 31, 2005 as the Company could have been required to repurchase such amount of capital stock held by Intesa in the event of a termination of the strategic alliance.

On May 15, 2006, Lazard Group completed the termination of its strategic alliance with Intesa, in accordance with the provisions of the Termination Agreement, dated as of March 31, 2006, by and among Intesa, Lazard Group and Lazard Italy. In connection with the termination, the following adjustments were made to the terms of Intesa’s investment in Lazard Italy and Lazard Funding:

•

The $150,000 Subordinated Convertible Note, was amended and restated, among other things, to provide for its convertibility into shares of Class A common stock at an effective conversion price of $57 per share. The amended $150,000 subordinated convertible note (the “Amended $150,000 Subordinated Convertible Note”) matures on September 30, 2016 and has a fixed interest rate of 3.25% per annum. One-third in principal amount will generally be convertible after July 1, 2008, an additional one-third after July 1, 2009 and the last one-third after July 1, 2010, and no principal amount will be convertible after June 30, 2011. Lazard Ltd will enter into a Registration Rights Agreement with Intesa providing for certain customary registration rights with respect to the shares of Class A common stock Intesa receives upon conversion. The Guaranty by Lazard Group was also amended and restated to reflect the terms of the Amended $150,000 Subordinated Convertible Note. The covenants and events of default in the Amended $150,000 Subordinated Convertible Note were not materially changed.

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

•

Lazard Group paid Intesa an amount equal to a 3% annualized return on Intesa’s ownership interest from April 1, 2006 through the termination closing and the accrued and unpaid interest on the $50,000 Subordinated Promissory Note as of the termination closing.

As a result of the termination of the strategic alliance with Intesa and Lazard Group’s repurchase of Intesa’s ownership interest, the Company realized a gain of $13,695, excluding transaction and other costs, which is included in “revenue—other” on the consolidated statement of income for the year ended December 31, 2006 and, after transaction and other costs, resulted in an increase in operating income of $5,274.

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

The business alliance agreement provides Lazard Group with certain governance rights with respect to LAI and provides for support by LFCM Holdings of the business of LAI. With respect to historical investments and funds transferred to LFCM Holdings as part of the separation, profits realized prior to the option exercise are for the account of LFCM Holdings, whereas profits realized after the exercise of the option are for the account of Lazard Group. The master separation and business alliance agreements provide for Lazard Group (i) to invest capital in future funds to be managed by LFCM Holdings’ subsidiaries and (ii) to receive incentive fee payments from such funds, as well as profits related to such investments, if any, irrespective of whether it exercises its purchase option.

In February 2005, Lazard Group formed a private equity fund, Corporate Partners II Limited, with $1,000,000 of institutional capital commitments and a $100,000 capital commitment from Lazard Group, the principal portion of which may require funding at any time through 2010. As of December 31, 2006, Lazard Group contributed $14,082 of its capital commitment, which is recorded as a “long-term investment” on the consolidated statement of financial condition. Pursuant to the master separation and business alliance agreements entered into between Lazard Group and LFCM Holdings, this fund is managed by a subsidiary of LFCM Holdings, and Lazard Group retained a capital commitment to the fund and is entitled to receive the carried interest distributions made by the fund (other than the carried interest distributions made to investment professionals who manage the fund).

In July 2005, LFCM Holdings formed a private equity fund, Lazard Senior Housing Partners LP, which closed during 2006 with capital commitments of approximately $201,000 from institutional investors, including

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

$10,000 from the Company, the principal portion of which will require funding at any time through 2008. In connection with such capital commitment, Lazard funded $2,197 as of December 31, 2006, which is recorded as a “long-term investment” on the consolidated statement of financial condition.

Pursuant to the business alliance agreement, Lazard Group has a limited partner capital commitment to Lazard Technology Partners III, a planned investment fund to be managed and controlled by LFCM Holdings, which commitment is contingent upon the formation of such investment fund. As of December 31, 2006 this capital commitment was 10% of the total fund capital commitments, with a minimum and maximum commitment by Lazard Group of $15,000 and $20,000, respectively. As of December 31, 2006, this investment fund has not been formed and Lazard Group has not made any payment toward such contingent capital commitment.

8.    DERIVATIVE INSTRUMENTS

The Company enters into forward foreign currency exchange rate contracts, interest rate swaps, interest rate futures and other derivative contracts primarily to hedge exposures to interest rate and currency exchange rate fluctuations. These contracts are recorded at their fair values and are included in “other assets” and “other liabilities” on the consolidated statements of financial condition. The related gains and losses are included in “interest income” and “interest expense”, respectively, or “other—revenue”, depending on the nature of the underlying item, on the consolidated statements of income.

The table below presents the fair values of the Company’s derivative instruments as of December 31, 2006 and 2005:

	December 31,
	2006	2005
Assets
Interest rate contracts	$2,750	$186
Exchange rate contracts	4,493

Total derivative assets	$7,243	$186

Liabilities
Interest rate contracts	$922	$3,028
Exchange rate contracts	706

Total derivative liabilities	$1,628	$3,028

9.	OTHER ASSETS AND OTHER LIABILITIES

The following table sets forth the Company’s other assets, by type, as of December 31, 2006 and 2005:

	December 31,
	2006	2005
Current and deferred income taxes (net of valuation allowance) receivable and other taxes	$39,689	$27,996
Accruals and prepayments	38,740	32,808
Deferred debt issuance costs	8,078	9,451
Other	31,001	23,723

Total	$117,508	$93,978

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following table sets forth the Company’s other liabilities, by type, as of December 31, 2006 and 2005:

	December 31,
	2006	2005
Accrued expenses	$137,023	$110,747
Current and deferred income taxes and other taxes	84,439	74,174
Employee benefit-related liabilities	72,373	129,314
Unclaimed funds at LFB	51,204	46,538
Abandoned leased space	31,910	37,490
Other (including, in 2005, deferred credit of $55,735 relating to the strategic alliance with Intesa)	51,362	112,664

Total	$428,311	$510,927

10.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of December 31, 2006 and 2005:

	Principal Amount	Maturity Date		Annual Interest Rate		Outstanding As Of December 31,
						2006	2005
Lazard Group Senior Notes(a)	$550,000	2015		7.125%		$550,000	$550,000
Lazard Group Senior Note(b)	96,000	2008		4.25%		96,000	—
Lazard Group Notes issued in connection with the ESUs(a)	437,500	2008-2035	(c)	6.12%		437,500	437,500
Revolving Credit Agreement(a)	150,000	2010		5.37	%(d)	—	30,000
Other		2006-2008		Various		3,557	4,582

Total						$1,087,057	$1,022,082

(a)	See Note 2 of Notes to Consolidated Financial Statements for additional information.
(b)	See Note 6 of Notes to Consolidated Financial Statements.
(c)	Maturity date can vary based on a remarketing of the Lazard Group Notes, and will mature (i) in the event of a successful remarketing, on any date no earlier than May 15, 2010 and no later than May 15, 2035, as we may elect, (ii) in the event of a failed remarketing, on May 15, 2008 and (iii) otherwise on May 15, 2035.
(d)	Interest rates vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of December 31, 2005, the annual interest rate, including the applicable margin, was 5.37%.

Subordinated Debt—Subordinated debt at December 31, 2006 and 2005 amounted to $200,000 and consists of amounts associated with the strategic alliance transaction in Italy and the termination thereof (See Note 6 of Notes to Consolidated Financial Statements).

Debt maturities relating to senior and subordinated borrowings outstanding at December 31, 2006 for each of the five years in the period ending December 31, 2011 and thereafter are set forth in the table below. While the Company currently expects a successful remarketing of the Lazard Group Notes, for purposes of this table it was assumed that the $437,500 aggregate principal amount of Lazard Group Notes issued in connection with the issuance of the ESUs mature in 2008, the earliest possible maturity. In addition, it was assumed that the $150,000 Subordinated Convertible Note issued in connection with the termination of our strategic alliance with Intesa

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

remains outstanding in connection with its stated terms (see Note 6 of Notes to Consolidated Financial Statements).

Year Ending December 31,	Senior Debt	Subordinated Debt	Total
2007	$3,556	$—	$3,556
2008	533,501	50,000	583,501
2009-2011	—	—	—
Thereafter	550,000	150,000	700,000

Total	$1,087,057	$200,000	$1,287,057

The debt maturities reflected above exclude any recognition of the May, 2008 settlement of the purchase contracts component of the ESUs which require the holders to purchase an aggregate of $437,500 of Lazard Ltd’s Class A common stock. The holders’ obligation is collateralized by the entire $437,500 principal amount of Lazard Group Notes outstanding.

As of December 31, 2006, the Company is in compliance with all obligations under its various senior and subordinated borrowing arrangements.

As of December 31, 2006, the Company had $233,551 in unused lines of credit available to it, including $54,209 of unused lines of credit available to LFB.

11.    MANDATORILY REDEEMABLE PREFERRED STOCK

In 2001, the Company issued mandatorily redeemable preferred stock (“Class C Preferred Interests”) for an aggregate amount of $100,000. The Class C Preferred Interests were subject to mandatory redemption by the Company in March 2011 and, prior to such date, were redeemable in whole or in part, at the Company’s option. The Class C Preferred Interests were entitled to receive distributions out of the profits of the Company at a rate of 8% per annum, which distributions were required to be paid prior to any distributions of profits to holders of any other existing class of interests in the Company. The Class C Preferred Interests were redeemed in May 2005 as part of the recapitalization transactions. Interest on mandatorily redeemable preferred stock for the years ended December 31, 2005 and 2004 of $(8,000) and $8,000, respectively, is included in “interest expense” on the consolidated statements of income. The credit in 2005 represents accrued dividends which were cancelled in connection with the redemption of membership interests of historical partners.

12.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office space under non-cancelable lease agreements, which expire on various dates through 2022.

Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Included in “premises and occupancy costs” and, with respect to the separated businesses, “loss from discontinued operations” on the consolidated statements of income for the years ended December 31, 2006, 2005 and 2004 is $53,222, $51,948 and $54,689, respectively, of aggregate rental expense relating to operating leases. The Company subleases office space under agreements, which expire on various dates through 2022. Sublease income from such agreements was $10,480, $4,505 and $3,201 for the years ended December 31, 2006, 2005 and 2004, respectively.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Capital lease obligations recorded under sale/leaseback transactions are payable through 2017 at a weighted average interest rate of approximately 6.1%. Assets recorded under capital leases have a net carrying value of approximately $29,095 and $27,553 at December 31, 2006 and 2005, respectively. The carrying value of capital lease obligations approximates fair value. During 2005, the Company’s principal capital lease in Paris matured and ownership of the assets reverted to the Company.

At December 31, 2006, minimum rental commitments under non-cancelable leases relating to the Company’s continuing operations, net of sublease income, are approximately as follows:

Year Ending December 31	Minimum Rental Commitments
	Capital	Operating
2007	$2,815	$63,488
2008	2,802	55,604
2009	2,793	47,559
2010	2,786	44,902
2011	2,783	42,694
Thereafter	21,924	233,936

Total minimum lease payments	35,903	488,183
Less amount representing interest	10,458

Present value of capital lease commitments	$25,445

Sublease proceeds		74,203

Net lease payments		$413,980

During the year ended December 31, 2004, the Company recorded approximately $6,000 within “loss from discontinued operations” on the consolidated statement of income due to the reduction in expected sublease income as a result of rental market weakness and increases in costs relating to abandoned space.

During the year ended December 31, 2005, the Company recorded impairment costs of approximately $7,700, net of an indemnity from LFCM Holdings (as described below) relating to other abandoned leased facilities in the U.K, of which $6,300 and $1,400 is included in “loss from discontinued operations” and “premises and occupancy costs”, respectively, on the consolidated statement of income for the year ended December 31, 2005. These costs represent write-offs of leasehold improvements as well as a provision for lease obligations. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the provision recorded for lease obligations on the cease-use date was determined based on the fair value of the liability for costs that will continue to be incurred for the remaining term of the lease without economic benefit to the Company, based on the remaining lease rentals, reduced by estimated sublease rentals.

With respect to the abandoned facilities, at December 31, 2006 and 2005 the Company has recorded liabilities of $31,910 and $37,490, respectively, exclusive of the indemnification described below, which are included in “other liabilities” on the consolidated statements of financial condition. Payments toward the liabilities continue through the remaining term of the leases. Such liabilities are based on the discounted future commitment, net of expected sublease income.

Under the master separation agreement and a related lease indemnity agreement, dated as of May 10, 2005, LFCM Holdings is obligated to indemnify Lazard Group for certain liabilities relating to abandoned leased space in the U.K. During the fourth quarter of 2005, Lazard Group entered into an agreement with LFCM Holdings

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

which provided for LFCM Holdings to pay to Lazard Group $25,000 in full satisfaction of its indemnification obligations with respect to the abandoned leased space. After payments received in 2006 and 2005 of $7,798 and $6,209, respectively, the net present value of the balance due at December 31, 2006 and 2005 of $9,989 and $17,031, respectively, is included in “receivables - related parties” on the consolidated statements of financial condition (see Note 16 of Notes to Consolidated Financial Statements). The balance is due based on a schedule of periodic payments through May 10, 2010.

Lending Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. The commitments have an expiration date and, once drawn upon, may require the counterparty to post collateral depending on creditworthiness. Total outstanding commitments at December 31, 2006 were $9,777. This amount may not represent future cash requirements as commitments may expire without being drawn upon.

Other Commitments—At December 31, 2006, the Company had commitments for capital contributions of $3,656 to merchant banking Company-sponsored investment funds, which are contingent upon certain events and have no definitive final payment date (including $3,008 in connection with the Company’s compensation plans—see Note 14 of Notes to Consolidated Financial Statements). In addition, the Company had agreements (which are cancelable under certain circumstances) relating to future minimum payments to certain senior advisors, managing directors and employees. These future minimum payments amount to $46,980, $6,010, $1,818, $731, $732 and $2,503 for the years ending December 31, 2007, 2008, 2009, 2010, 2011 and thereafter, respectively.

See Note 7 and Note 14 of Notes to Consolidated Financial Statements for information regarding capital commitments in connection with merchant banking funds managed by LAI and obligations to fund our pension plans in the U.K., respectively.

In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At December 31, 2006, LFB had $17,304 of such indemnifications and held $12,254 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the consolidated statement of financial condition.

The Company has various other contractual commitments arising in the ordinary course of business. In the opinion of management, the consummation of such commitments will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Legal—The Company’s businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. The Company is involved in a number of judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses. The Company reviews such matters on a case by case basis and establishes its reserves in accordance with SFAS No. 5, “Accounting For Contingencies.” Management believes, based on currently available information, that the results of such matters, in the aggregate, will not have a material adverse effect on its financial condition but might be material to its operating results or cash flows for any particular period, depending upon the operating results for such period.

In 2004, we received a request for information from the NASD as part of an industry investigation relating to gifts and gratuities, which was focused primarily on the Company’s former Capital Markets business, which business was transferred to LFCM Holdings as a part of the separation. In addition, the Company received

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

requests for information from the NASD, SEC and the U.S. Attorney’s Office for the District of Massachusetts seeking information concerning gifts and entertainment involving an unaffiliated mutual fund company, which are also focused on that same business. In the course of an internal review of these matters, there were resignations or discipline of certain individuals associated with Lazard’s former Capital Markets business. These investigations are continuing and the Company cannot predict their potential outcomes. Accordingly, the Company has not recorded an accrual for losses related to any such judicial, regulatory or arbitration proceedings.

Lazard Ltd and Goldman Sachs & Co., the lead underwriter of Lazard Ltd’s equity public offering of its common stock, as well as several members of Lazard Ltd’s management and board of directors, have been named as defendants in several putative class action lawsuits and putative stockholder derivative lawsuits filed in the U.S. District Court for the Southern District of New York and the Supreme Court of the State of New York. The putative class action lawsuits and putative derivative lawsuits allege, respectively, various violations of the federal securities laws and breaches by Lazard Ltd directors of their fiduciary duties, all in connection with matters related to the equity public offering, and seek, among other things, compensatory, rescissory and punitive damages. On February 7, 2007, the U.S. District Court for the Southern District of New York issued a Decision and Order dismissing plaintiffs’ claims and allowing plaintiffs twenty days to file an amended complaint repleading any of the dismissed claims. Plaintiffs allowed the twenty-day period to pass without filing an amended complaint. Accordingly, the defendants have prevailed in the putative class action in the U.S. District Court. In the putative class action lawsuit brought in the Supreme Court of the State of New York, the defendants have filed a motion to dismiss the complaint or, in the alternative, to stay the action pending final resolution of the putative class action lawsuit filed in the U.S. District Court. We believe that all of these suits are meritless and intend to continue defending them vigorously.

13.	MEMBERS’ EQUITY (DEFICIENCY)

Pursuant to Lazard Group’s operating agreement as in effect prior to the amended and restated Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in three monthly installments, as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February. In addition, other periodic distributions to members included, as applicable, capital withdrawals, fixed return on members’ equity and income tax advances made on behalf of members.

In connection with the consummation of the equity public offering, during the period January 1 through May 9, 2005, Lazard Group’s members’ equity was reduced by approximately $145,000 for the repurchase of working member interests prior to consummation of the equity public offering.

At December 31, 2006, approximately 47.9% and 52.1% of the outstanding Lazard Group common membership interests are held by subsidiaries of Lazard Ltd and by LAZ-MD Holdings, respectively. Pursuant to provisions of its amended and restated Operating Agreement, Lazard Group distributions in respect of common membership interests are allocated to the holders of such interests on a pro rata basis. Such distributions represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and the members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests. During the years ended December 31, 2006 and 2005, Lazard Group distributed $22,357 and $8,821, respectively, to LAZ-MD Holdings and $13,480 and $5,325, respectively, to the subsidiaries of Lazard Ltd, which latter amounts were used by Lazard Ltd to pay dividends to third party stockholders of its Class A common stock. In addition, during the years ended December 31, 2006 and 2005, Lazard Group made tax distributions of $43,253 and $18,164, respectively, including $26,968 and $11,327, respectively, paid to LAZ-MD Holdings and $16,285 and $6,837, respectively, paid to subsidiaries of Lazard Ltd.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

A description of the Equity Incentive Plan, and activity with respect thereto during the years ended December 31, 2006 and 2005 is presented below.

Shares Available Under the Equity Incentive Plan

The Equity Incentive Plan authorizes the issuance of up to 25,000,000 shares of Lazard Ltd Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock, stock units and other equity-based awards. Each stock unit granted under the Equity Incentive Plan represents a contingent right to receive one share of Lazard Ltd Class A common stock, at no cost to the recipient. The fair value of such stock unit awards is determined based on the closing market price of Lazard Ltd’s Class A common stock at the date of grant.

Restricted Stock Unit Grants (“RSUs”)

RSUs require future service as a condition for the delivery of the underlying shares of Lazard Ltd Class A common stock and convert into Lazard Ltd Class A common stock on a one-for-one basis after the stipulated vesting periods. The fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods as required under SFAS 123 or SFAS 123R. Expense charged to Lazard Group relating to RSUs is charged to “compensation and benefits” within the consolidated statements of income, and amounted to $22,995 and $1,024 for the years ended December 31, 2006 and 2005, respectively. RSU’s issued subsequent to December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Lazard Ltd Class A common stock during such period. During the year ended December 31, 2006, such dividend participation rights required the issuance of 22,467 RSUs.

Deferred Stock Unit Grants (“DSUs”)

Non-executive members of the Board of Directors of Lazard Group (who are also the same Non-Executive Directors of Lazard Ltd) receive approximately 50% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which are convertible into Lazard Ltd Class A common stock at the time of cessation of service to the Board. Their remaining compensation is paid in cash. The DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Lazard Ltd Class A common stock. DSU awards are expensed at their fair value on their date of grant, which totaled $275 and $127 during the years ended December 31, 2006 and 2005, respectively.

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the Equity Incentive Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election shall equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Lazard Ltd Class A common stock on the date on which the foregone cash fees would otherwise have been paid. As of December 31, 2006, 1,070 DSUs were granted pursuant to the Directors’ Fee Deferral Unit Plan.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following is a summary of activity relating to RSUs and DSUs during the years ended December 31, 2005 and 2006:

	RSUs		DSUs
	Units	Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value

Balance, January 1, 2005	—	—	—	—
Granted	1,045,733	$23.87	9,968	$25.33
Forfeited	(12,000)	$23.72	—	—
Converted	—	—	—	—

Balance, December 31, 2005	1,033,733	$23.87	9,968	$25.33
Granted (including 22,467 RSUs relating to dividend participation)	3,133,712	$34.96	13,390	$41.02
Forfeited	(158,063)	$34.04	—	—
Converted	—	—	(3,668)	$26.89

Balance, December 31, 2006	4,009,382	$32.13	19,690	$35.71

As of December 31, 2006, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $79,066, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 3.3 years. The ultimate amount of such expense is dependent upon the actual number of RSUs that will vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein.

In January, 2007, the Company granted 4,958,785 RSUs to eligible employees that vest at various dates during the period ending March, 2011, and had a weighted average fair value on the date of grant of $50.08 per RSU. The compensation expense with respect to these grants, net of forfeitures, will be recognized over a weighted average period of 3.4 years.

Share Repurchase Program

On February 7, 2006, the Board of Directors of Lazard Ltd authorized the repurchase of up to $100,000 in aggregate cost of Lazard Ltd’s Class A common stock. The Company’s intention is that the share repurchase program will be used primarily to offset shares to be issued under the Equity Incentive Plan. Purchases may be made in the open market or through privately negotiated transactions in 2006 and 2007. During the year ended December 31, 2006, Lazard Group purchased 115,000 shares of Lazard Ltd Class A common stock in the open market at an average price of $36.34 per share, which was recorded, at cost, as a reduction of members’ equity within the consolidated statement of financial condition as of December 31, 2006.

14.	EMPLOYEE BENEFIT PLANS

The Company, through its subsidiaries, provides retirement and other post-employment benefits to certain of its employees through defined contribution and defined benefit pension plans and other post-retirement benefit plans. The Company has the right to amend or terminate its benefit plans at any time subject to the terms of such plans. Expenses (benefits) related to the Company’s employee benefit plans are included in “compensation and benefits” expense and, with respect to the separated businesses, “loss from discontinued operations” on the consolidated statements of income. The Company uses December 31 as the measurement date for its employee benefit plans.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), which the Company adopted as of December 31, 2006. In accordance with SFAS 158, the Company recognized, in its consolidated statement of financial condition, the funded status of its defined benefit pension and other post-retirement benefit plans, measured as the difference between the fair value of the plan assets and the corresponding benefit obligations. Additionally, pursuant to SFAS 158, the Company is required to recognize changes in the funded status of its defined benefit pension plans and other post-retirement benefit plans in “accumulated other comprehensive income (loss), net of tax,” in its consolidated statement of financial condition.

The following table summarizes the effect of changes in the additional minimum pension liabilities (“AML”) as of December 31, 2006 prior to the adoption of SFAS 158, as well as the impact of the initial adoption of SFAS 158 on the Company’s consolidated statement of financial position as of December 31, 2006:

	December 31, 2006 Prior To AML and SFAS 158 Adjustments	AML Adjustments	SFAS 158 Adjustments	December 31, 2006 After AML and SFAS 158 Adjustments
Prepaid pension asset (included in “other assets”)	$16,695		$(8,663)	$8,032
Pension liabilities (included in “other liabilities”)	(29,276)	$14,518	8,663	(6,095)
Post-retirement liabilities (included in “other liabilities”)	(12,057)		1,754	(10,303)
Accumulated other comprehensive (income) loss, excluding tax of $835	71,601	(14,518)	(1,754)	55,329

The Company’s pension and post-retirement benefits plans are described below.

LFNY Defined Benefit Pension Plans and Post-Retirement Benefit Plan—LFNY has two non-contributory defined benefit pension plans—the Employees’ Pension Plan (“EPP”), which provides benefits to participants based on certain averages of compensation, as defined, and the Employees’ Pension Plan Supplement (“EPPS”), which provides benefits to certain employees whose compensation exceeds a defined threshold. It is LFNY’s policy to fund EPP to meet the minimum funding standard as prescribed by the Employee Retirement Income Security Act of 1974 (“ERISA”). EPPS is a non-qualified supplemental plan that was unfunded at December 31, 2006. LFNY utilizes the “projected unit credit” actuarial method for financial reporting purposes.

Effective as of January 31, 2005, the EPP and EPPS were amended to cease future benefit accruals and future participation. As a result of such amendment, active participants continue to receive credit for service completed after January 31, 2005 for purposes of vesting; however, future service does not count for purposes of future benefit accruals under these plans. Vested benefits for active participants as of January 31, 2005 have been retained.

LFNY Post-Retirement Medical Plan—LFNY also has a non-funded contributory post-retirement medical plan (the “Medical Plan”) covering qualifying employees. The Medical Plan pays stated percentages of most necessary medical expenses incurred by retirees, after subtracting payments by Medicare or other providers and after stated deductibles have been met. Participants become eligible for benefits if they retire from the Company after reaching age 62 and completing 10 years of service.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Effective January 1, 2005, post-retirement health care benefits are no longer offered to those managing directors and employees hired on or after the effective date and for those managing directors and employees hired before the effective date who attain the age of 40 after December 31, 2005. In addition, effective January 1, 2006, the cost sharing policy changed for those who qualify for the benefit.

Settlement Transactions Relating to LFNY’s EPP, EPPS and Medical Plan— In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS 88”), during the year ended December 31, 2005 the Company recorded a net charge of $388 (comprised of charges (credits) of $3,369, ($27) and ($2,954) relating to the EPP, EPPS and Medical Plan obligations, respectively), for the estimated costs relating to the settlement and curtailment of EPP, EPPS and Medical Plan obligations and special termination benefits to employees in the separated businesses. Of this amount, $2,420 is included in “loss from discontinued operations” and ($2,032) is included in “compensation and benefits” expense on the consolidated statements of income.

During the year ended December 31, 2006, the Company recognized a settlement loss of $1,139 attributable to settlements with pension plan participants who elect lump sum payments upon their retirement or discontinuation of service to the Company. In addition, during the year ended December 31, 2006, due to a cash settlement of plan obligations to LFCM Holdings, the Company recognized a settlement loss of $303 relating to a Medical Plan remeasurement. Both of these losses described herein were included in “compensation and benefits” expense on the consolidated statement of income.

LCH Defined Benefit Pension Plans—LCH has two defined benefit pension plans and utilizes the “projected unit credit” actuarial method for financial reporting purposes.

During the fourth quarter of 2005, the Company announced that effective March 31, 2006, the LCH pension plans were amended to cease future accruals. As a result of such amendment, future service and compensation increases will not count for purposes of future benefit accruals under the plans. Vested benefits for active participants as of March 31, 2006 were retained. In accordance with SFAS 88, as of December 31, 2005 the projected benefit obligations under the plans were reduced by approximately $7,600 representing a reduction in the unrecognized net actuarial loss under the plans. In addition, during the fourth quarter of 2005 the Company recorded within “compensation and benefits” expense on the consolidated statement of income a curtailment gain of $2,095 resulting from the release of an unamortized prior service credit in one of the plans.

Termination of LCH’s Post-Retirement Medical Plan—In April 2004, LCH announced a plan to terminate its post-retirement medical plan. As a result of such action, benefits available to eligible active employees and retirees will cease on February 28, 2007. In accordance with SFAS No. 106, “Employers’ Accounting for Post-Retirement Benefits Other Than Pensions,” the Company is recognizing the effect of such termination as a reduction of employee compensation and benefits expense over the period ending February 2007. For the years ended December 31, 2006, 2005 and 2004, “compensation and benefits” expense on the consolidated statements of income was reduced by $9,515, $9,761 and $4,488, respectively, related to the effect of such termination.

Employer Contributions and Indemnities from LFCM Holdings—As of December 31, 2005, Lazard Group’s principal U.K. pension plans had a combined deficit of approximately $46,800 (or approximately 27.2 million British pounds). This deficit would ordinarily be funded over time. In the third quarter of 2005, agreements were executed between Lazard Group and the trustees of such pension plans dealing with a plan for the future funding of the deficit. As part of the separation, the Company made a contribution to LFCM Holdings of $55,000 in connection with the provision by LFCM Holdings of support relating to U.K. pension liabilities and other indemnities. During the years ended December 31, 2006 and 2005, contributions of approximately $30,500 and $29,800, respectively (equaling 16.4 million British pounds for both years) were made to the

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Company’s defined benefit pension plans in the U.K., of which 15.0 million British pounds were reimbursed by LFCM Holdings for each year, with such reimbursement by LFCM Holdings in full satisfaction of their obligation of support described above (see Note 16 of Notes to Consolidated Financial Statements). Irrespective of the funded status of the plans, the Company is obligated to make further payments amounting to 8.2 million British pounds on both June 1, 2007 and June 1, 2008, which approximates $16,100 for each period using exchange rates as of December 31, 2006. At December 31, 2006, the U.K. pension plans had a combined surplus of $2,661.

The following table summarizes LFNY’s and LCH’s benefit obligations, the fair value of the assets and the funded status at December 31, 2006 and 2005:

	Pension Plans December 31,		Pension Plan Supplement December 31,		Post-Retirement Medical Plans December 31,
	2006	2005	2006	2005	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$487,791	$525,437	$1,161	$1,472	$18,827	$32,431
Insured annuities		(10,239)
Service cost	1,595	7,061			134	224
Interest cost	24,815	26,165	62	86	362	519
Plan participants’ contributions						(2)
Amendments					(10,143)	(9,761)
Actuarial (gain)/loss	(18,314)	25,936		205	1,959	350
Benefits paid	(28,272)	(26,816)	(128)	(697)	(1,380)	(1,277)
Settlement to LFCM Holdings					(1,002)
Special termination benefit		188
Settlements (curtailments)	594	(6,742)	7	95		(1,341)
Foreign currency translation adjustment	63,920	(53,199)			1,546	(2,316)

Benefit obligation at end of year	$532,129	$487,791	$1,102	$1,161	$10,303	$18,827

Change in plan assets
Fair value of plan assets at beginning of year	$439,686	$430,659
Insured annuities		(10,239)
Actual return on plan assets	31,432	58,550
Employer contribution	32,673	33,304	$128	$697	$1,380	$1,217
Plan participants’ contributions						60
Benefits paid	(28,272)	(26,816)	(128)	(697)	(1,380)	(1,277)
Foreign currency translation adjustment	59,649	(45,772)

Fair value of plan assets at end of year	535,168	439,686	—	—	—	—

Funded surplus (deficit) at end of year	$3,039	$(48,105)	$(1,102)	$(1,161)	$(10,303)	(18,827)

Unrecognized prior service costs (credit)						(6,550)
Unrecognized net actuarial loss						2,040

Amounts recognized in the consolidated statement of financial condition consist of:
Prepaid pension asset (included in “other assets”)	$8,032	$7,604
Accrued benefit liability (included in “other liabilities”)	(4,993)	(55,709)	$(1,102)	$(1,161)	$(10,303)	$(23,337)

Net amount recognized	$3,039	$(48,105)	$(1,102)	$(1,161)	$(10,303)	$(23,337)

Amounts recorded within accumulated other comprehensive (income)/loss in the consolidated statement of financial condition includes components consisting of:
Actuarial net loss	$57,068	$71,599	$15	$1	$3,414
Prior service credit					(5,168)

Net amount recognized	$57,068	$71,599	$15	$1	$(1,754)

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following table summarizes the fair value of plan assets, the accumulated benefit obligation and the projected benefit obligation at December 31, 2006 and 2005:

	LFNY Pension Plans As Of December 31,		LCH Pension Plans As Of December 31,		Total
	2006	2005	2006	2005	2006	2005
Fair value of plan assets	$28,868	$28,238	$506,300	$411,448	$535,168	$439,686
Accumulated benefit obligation	$28,491	$29,564	$503,638	$458,227	$532,129	$487,791
Projected benefit obligation	$28,491	$29,564	$503,638	$458,227	$532,129	$487,791

The following table summarizes the components of benefit costs, the return on plan assets, benefits paid and contributions for the years ended December 31, 2006, 2005 and 2004 for LFNY and LCH, as well as the allocation of total costs between continuing and discontinued operations for each period:

	Pension Plans For The Years Ended December 31,			Pension Plan Supplement For The Years Ended December 31,			Post-Retirement Medical Plans For The Years Ended December 31,
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Components of net periodic benefit costs:
Service cost	$1,595	$7,061	$16,998			$341	$134	$224	$1,926
Interest cost	24,815	26,165	25,373	$62	$86	138	362	519	1,088
Expected return on plan assets	(29,027)	(27,259)	(27,422)
Amortization of transition (asset)/obligation			(116)
Amortization of:
Prior service cost		(442)	532			87	(1,382)	(1,564)
Net actuarial (gain) loss	1,796	3,098	2,588		(7)	(17)	283	313	30

Net periodic benefit cost (credit)	(821)	8,623	17,953	62	79	549	(603)	(508)	3,044
Settlements (curtailments)	1,139	1,086	3,656	(7)		(609)	(9,212)	(12,715)	(4,488)
Special termination benefits		188			(27)

Total benefit cost (credit)	318	9,897	21,609	55	52	(60)	(9,815)	(13,223)	(1,444)
Less portion related to discontinued operations		2,252	2,020		(15)	194		324	755

Total benefit cost (credit) from continuing operations	$318	$7,645	$19,589	$55	$67	$(254)	$(9,815)	$(13,547)	$(2,199)

Actual return on plan assets	$31,432	$58,550	$33,951
Employer contribution	$32,673	$33,304	$13,024	$128	$697	$131	$1,380	$1,217	$1,297
Plan participants’ contribution								$(2)	$46
Benefits paid	$28,272	$26,816	$17,061	$128	$697	$131	$1,380	$1,277	$1,343

The amounts in accumulated other comprehensive income on the consolidated statement of financial condition that are expected to be recognized as components of net periodic benefit cost (credit) for the year ending December 31, 2007 are as follows:

	Pension Plans	Post- Retirement Medical Plans	Total
Prior service cost (credit)		$(1,382)	$(1,382)
Net actuarial loss	$387	$588	$975

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The assumptions used to develop actuarial present value of the projected benefit obligation and net periodic pension cost are set forth below:

	Pension Plans As Of Or For the Years Ended December 31,			Pension Plan Supplement As Of Or For the Years Ended December 31,			Post-Retirement Medical Plans As Of Or For the Years Ended December 31,
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.8%	4.8%	5.4%	5.5%	5.5%	6.0%	5.5%	5.5%	5.0%
Rate of compensation increase			3.8%-6.3%			5.5%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.2%	5.3%	5.8%	5.5%	6.0%	6.3%	5.5%	6.0%	5.3%
Expected long-term rate of return on plan assets	6.1%	6.2%	7.4%
Rate of annual compensation increases			3.8%-6.3%			5.5%
Healthcare cost trend rates used to determine net periodic benefit cost:
Initial							8.0%	9.5%
Ultimate							6.0%	6.0%
Year ultimate trend rate achieved							2008	2008

Generally, the Company determined the discount rates for its defined benefit plans by utilizing indices for long-term, high-quality bonds and ensuring that the discount rate does not exceed the yield reported for those indices after adjustment for the duration of the plans’ liabilities.

In selecting the expected long-term rate of return on plan assets, the Company considered the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of the plan, giving consideration to expected returns on different asset classes held by the plans in light of prevailing economic conditions as well as historic returns. This basis is consistent for all years presented.

The assumed cost of healthcare has an effect on the amounts reported for the Company’s post-retirement plans. A 1% change in the assumed healthcare cost trend rate would increase (decrease) our cost and obligation as follows:

	1% Increase		1% Decrease
	2006	2005	2006	2005
Cost	$69	$103	$(58)	$(85)
Obligation	$1,073	$1,113	$(908)	$(924)

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Expected Benefit Payments—The following table summarizes the expected benefit payments for the Company’s plans for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

	Pension Plans	Pension Plan Supplement	Post-Retirement Medical Plans
2007	$15,624	$24	$430
2008	15,977	76	430
2009	16,264	126	462
2010	16,348	119	500
2011	16,337	160	538
2012-2016	80,665	441	3,113

Plan Assets—The Company’s weighted-average asset allocations relating to the Company’s pension plans at December 31, 2006 and 2005, by asset category, are as follows:

	December 31,
	2006	2005
Asset Category
Equity Securities	47%	48%
Debt Securities	51	44
Other (includes cash, annuities and accrued dividends)	2	8

Total	100%	100%

Investment Policies and Strategies—The primary investment goal is to ensure that the plans remain well funded, taking account of the likely future risks to investment returns and contributions. As a result, a portfolio of assets is maintained with appropriate liquidity and diversification that can be expected to generate long-term future returns that minimize the long-term costs of the pension plan without exposing the trust to an unacceptable risk of under funding. The Company’s likely future ability to pay such contributions as are required to maintain the funded status of the plans over a reasonable time period is considered when determining the level of risk that is appropriate.

Defined Contribution Plans—LFNY and LCH also contribute to employer sponsored defined contribution plans. Contributions to these plans amount to $7,944, $4,975 and $1,646 for the years ended December 31, 2006, 2005 and 2004, respectively, which are included in “compensation and benefits” expense and $1,182 and $1,686 for the years ended December 31, 2005 and 2004, respectively, which are included in “loss from discontinued operations” on the consolidated statements of income. Effective January 1, 2005, the LFNY defined contribution plan was amended to provide for certain matching contributions by the Company. Effective April 1, 2006, the LCH defined contribution plan was amended to provide benefits to substantially all its employees who were previously covered under the LCH defined benefit pension plans.

Other Plans—The Company also has an incentive compensation plan (the “Plan”) pursuant to which amounts are invested in a Company sponsored investment vehicle for certain key employees. The Company records expenses for the Plan on the dates on which capital calls from such vehicle are funded. Net costs related to the Plan for the years ended December 31, 2006, 2005 and 2004 amounted to approximately $900, $1,300 and $100, respectively. At December 31, 2006, the Company had remaining commitments of $3,008 under the Plan.

LFNY sponsors a profit sharing plan, which covers eligible managing directors of LFNY. Contributions to the profit sharing plan are included in “distributions and withdrawals to members” on the consolidated statement

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

of changes in members’ equity (deficiency) prior to May 10, 2005 and “compensation and benefits” expense on the consolidated statements of income for the periods commencing May 10, 2005. Effective January 1, 2005, the profit sharing plan was amended to cease future participation.

15.	INCOME TAXES

Income taxes from continuing operations for the years ended December 31, 2006, 2005 and 2004 consist of:

	Year Ended December 31,
	2006	2005	2004
Current expense:
Federal	$29	$4
Foreign	64,524	57,861	$23,726
UBT	4,296	3,866	4,094

Total current	68,849	61,731	27,820
Deferred expense (benefit):
Foreign	(4,290)	(7,558)	452

Total	$64,559	$54,173	$28,272

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate on income from continuing operations is set forth below:

	Year Ended December 31,
	2006	2005	2004
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Rate benefit for U.S. partnership operations	(35.0)	(35.0)	(35.0)
Foreign taxes	18.1	14.6	6.6
UBT	1.2	1.1	1.1

Effective income tax rate	19.3%	15.7%	7.7%

The effective tax rates reflected above differ from the U.S. federal statutory tax rate of 35.0% primarily because Lazard Group is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income is not subject to U.S. federal income taxes because taxes related to its income represent obligations of the individual partners. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes. Additionally, Lazard Group is subject to UBT attributable to Lazard Group’s operations apportioned to New York City which are incremental to the U.S. federal statutory tax rate.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities, which are included in “other assets” and “other liabilities”, respectively, on the consolidated statements of financial condition, are as follows:

	December 31,
	2006	2005
Deferred Tax Assets:
Compensation and benefits	$11,905	$9,333
Pensions	1,255	15,841
Depreciation and amortization	1,953	2,247
Other	417	584
Bad debt provision	991	2,344
Property	4,358	3,455
Net operating loss and tax credit carryforwards	57,783	43,793

Gross deferred tax assets	78,662	77,597
Valuation allowance	(64,164)	(67,459)

Total deferred tax assets (net of valuation allowance)	$14,498	$10,138

Deferred Tax Liabilities:
Unrealized gains on long-term investments	$4,522	$3,634
Other	644	13
Depreciation and amortization	19,221	17,782

Total deferred tax liabilities	$24,387	$21,429

The deferred tax assets are offset by a valuation allowance of $64,164 and $67,459 at December 31, 2006 and 2005, respectively, due to the uncertainty of realizing the benefits of the book versus tax basis differences and certain net operating loss carry-forwards.

The Company’s net operating loss and tax credit carryforwards primarily relate to (i) carryforwards in the U.K., at December 31, 2006 and 2005, which may be carried forward indefinitely, subject to various limitations and (ii) carryforwards in Italy at December 31, 2006, which begin expiring in years after 2011.

UBT attributable to certain member distributions has been reimbursed by the members under an agreement with the Company.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

16.	RELATED PARTIES

Amounts receivable from, and payable to, related parties as of December 31, 2006 and 2005 are set forth below:

	December 31,
	2006	2005
Receivables
LFCM Holdings	$18,493	$53,787
LAZ-MD Holdings	50	145
Lazard Ltd Subsidiaries	17	617

Total	$18,560	$54,549

Payables
LFCM Holdings	$376	$1,234
Lazard Ltd Subsidiaries	3,137	8,280

Total	$3,513	$9,514

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

Amounts recorded by Lazard Group in its consolidated statements of income relating to administrative and support services and referral fees for underwriting transactions amounted to $5,322 and $5,953, respectively, for the year ended December 31, 2006, and approximately $3,084 and $6,338, respectively, for the period May 10, 2005 through December 31, 2005. Such amounts are reported as reductions to operating expenses and as other revenue, respectively.

Receivables from LFCM Holdings and its subsidiaries as of December 31, 2006 and 2005 include $9,989 and $17,031, respectively, related to the lease indemnity agreement and $26,800 as of December 31, 2005 related to the U.K. pension indemnity (see Notes 12 and 14 of Notes to Consolidated Financial Statements, respectively). The remaining receivables of $8,504 and $9,956 at December 31, 2006 and 2005, respectively, relate primarily to administrative and support services and reimbursement of expenses incurred on behalf of LFCM Holdings ($3,061 and $2,615 as of December 31, 2006 and 2005, respectively) and referral fees for underwriting transactions ($4,091 and $6,307 as of December 31, 2006 and 2005, respectively).

See also Note 2 of Notes to Consolidated Financial Statement for information regarding Lazard Ltd’s Primary and Secondary Offerings in December, 2006, and for which LCM participated as an underwriter.

LAZ-MD Holdings

LAZ-MD Holdings held approximately 52.1% and 62.4% of the common membership interest in Lazard Group as of December 31, 2006 and 2005, respectively, and Lazard Ltd held the remaining 47.9% and 37.6% of the common membership interest at such dates. Additionally, LAZ-MD Holdings is the sole owner of the one issued and outstanding share of Class B common stock (the “Class B common stock”) of Lazard Ltd at both dates. As of December 31, 2006 and 2005, the Lazard Ltd Class B common stock provides LAZ-MD Holdings with approximately 52.1% and 62.4% of the voting power but no economic rights in Lazard Ltd. Subject to certain limitations, LAZ-MD Holdings exchangeable interests are exchangeable for Lazard Ltd Class A common stock. However, the Lazard Ltd Class B common stock will represent no less than 50.1% of the voting power until December 31, 2007.

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the year ended December 31, 2006 and for the period May 10, 2005 through December 31, 2005, such charges amounted to $200 and $145, respectively.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Lazard Ltd Subsidiaries

As of December 31, 2006 and 2005, Lazard Group’s receivables from Lazard Ltd subsidiaries primarily relate to amounts paid by Lazard Group on behalf of such wholly-owned subsidiaries of Lazard Ltd.

As of December 31, 2006 and 2005, Lazard Group’s payables to Lazard Ltd subsidiaries primarily relate to the liability for the quarterly contract adjustment payments on the purchase contracts associated with the ESUs (see Note 2 of Notes to Consolidated Financial Statements) of $3,137 and $5,647, respectively, and, as of December 31, 2005, a $2,000 interest-bearing loan payable to a wholly-owned subsidiary of Lazard Ltd, plus accrued interest thereon. The $2,000 interest-bearing loan payable was repaid during 2006. For the years ended December 31, 2006 and 2005, interest expense relating to Lazard Group’s obligations to Lazard Ltd subsidiaries amounted to $346 and $226, respectively.

17.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded on LFNY’s statement of financial condition, or $5, whichever is greater. At December 31, 2006, LFNY’s regulatory net capital was $119,633 which exceeded the minimum requirement by $113,867.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Services Authority (the “FSA”). At December 31, 2006, the aggregate regulatory net capital of the U.K. Subsidiaries was $189,255, which exceeded the minimum requirement by $102,852.

The Financial Advisory activities of Lazard Frères SAS (“LF”) and its wholly-owned subsidiaries, including LFB, are authorized by the Comité des Etablissements de Crédit et des Entreprises d’Investissement and are regulated by the Comité de la Réglementation Bancaire et Financière. Supervision is exercised by the Commission Bancaire, which is responsible, in liaison with the Banque de France, for ensuring compliance with the regulations. In this context LF has the status of a bank holding company (“Compagnie Financière”) and LFB is a registered bank (“Etablissement de Crédit”). In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries, primarily LFG (asset management) and Fonds Partenaires Gestion (private equity, merchant banking), are subject to regulation and supervision by the Autorité des Marchés Financiers. At December 31, 2006, the consolidated regulatory net capital of LF was $166,157, which exceeded the minimum requirement set for regulatory capital levels by $69,785.

Certain other U.S. and non-U.S. subsidiaries are subject to various other capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At December 31, 2006, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $47,439, which exceeded the minimum required capital by $33,494.

At December 31, 2006, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

18.	EXTRAORDINARY GAIN

In January 2004, the Company acquired certain assets, net of certain liabilities, of West LB Panmure Limited, an unrelated entity in the U.K. Subsequent to the acquisition, the acquired business became part of the Company’s Capital Markets and Other segment, operating as Panmure Gordon, a division of LCL. Panmure Gordon provides

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

clients with corporate finance advisory services, corporate broking capabilities and equity sales and trading. The total purchase price allocated to the net assets of the business acquired was $1,580 related to legal costs incurred to complete the transaction. The fair value of the net assets acquired exceeded the purchase price of those net assets by $5,658. In accordance with SFAS No. 141, “Business Combinations,” the Company recognized an extraordinary gain of $5,507 after reducing long-lived assets, principally representing property, to $0.

On April 26, 2005, the Company completed the sale of Panmure Gordon to Durlacher Corporation plc, a U.K. broking firm renamed Panmure Gordon & Co. plc (“PG&C”) following the transaction. As part of the April 2005 transaction, Lazard Group received an ownership interest in PG&C, which was transferred to LFCM Holdings in connection with the separation. As of December 31, 2006, such ownership interest in PG&C was approximately 30.2%. Lazard Group and LFCM Holdings have agreed to share any net cash proceeds, derived prior to May 2013, from any subsequent sale by LFCM Holdings of the shares it owns in PG&C. As of December 31, 2006 LFCM Holdings had not sold any such shares.

19.	SEGMENT OPERATING RESULTS

The Company’s reportable segments offer different products and services and are managed separately as different levels and types of expertise are required to effectively manage the segments’ transactions. Each segment is reviewed to determine the allocation of resources and to assess its performance. Prior to May 10, 2005, the Company’s business results were categorized into the following three segments: Financial Advisory, Asset Management and Capital Markets and Other. On May 10, 2005 the Capital Markets and Other segment was disposed of in connection with the separation discussed in Note 1 of Notes to Consolidated Financial Statements. Consequently, subsequent to May 10, 2005, the Company has two segments: Financial Advisory which includes providing advice on mergers and acquisitions, restructurings, capital raising and similar transactions, and Asset Management which includes the management of equity and fixed income securities and merchant banking funds. Capital Markets and Other consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services, merchant banking fund management activities outside of France and specified non-operating assets and liabilities. In addition, the Company records selected other activities in Corporate, including cash management, certain long-term investments and the commercial banking activities of LFB. The Company also allocates outstanding indebtedness to Corporate.

As discussed in Note 1 of Notes to Consolidated Financial Statements, results of operations are reported as an historical partnership until the equity public offering on May 10, 2005 and do not include payments for services rendered by managing directors as compensation expense. Such payments are included in subsequent periods. Therefore, results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

The Company’s segment information for the years ended December 31, 2006, 2005 and 2004 is prepared using the following methodology:

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

Each segment’s operating expenses include (i) compensation and benefits expenses, including amounts for certain senior advisors that are incurred directly in support of the businesses and (ii) other operating expenses, which include directly incurred expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities.

There were no clients for the years ended December 31, 2006, 2005 and 2004 that individually constituted more than 10% of the net revenue of either of the Company’s business segments.

Management evaluates segment results based on net revenue and operating income and believes that the following information provides a reasonable representation of each segment’s contribution to continuing operations with respect to net revenue, operating income and total assets:

		As Of Or For The Year Ended December 31,
		2006	2005	2004
Financial Advisory	Net Revenue	$973,337	$864,812	$655,200
	Operating Expenses (a)	722,151	589,024	443,682

	Operating Income	$251,186	$275,788	$211,518

	Total Assets	$452,627	$336,576	$380,331

Asset Management	Net Revenue	$553,212	$466,188	$417,166
	Operating Expenses (a)	418,022	349,801	282,029

	Operating Income	$135,190	$116,387	$135,137

	Total Assets	$418,538	$308,054	$245,449

Corporate	Net Revenue	$(33,380)	$(29,589)	$22,464
	Operating Expenses (a)	19,320	16,910	1,295

	Operating Income	$(52,700)	$(46,499)	$21,169

	Total Assets	$2,316,042	$1,262,503	$1,384,769

Total	Net Revenue	$1,493,169	$1,301,411	$1,094,830
	Operating Expenses (a)	1,159,493	955,735	727,006

	Operating Income	$333,676	$345,676	$367,824

	Total Assets (b)	$3,187,207	$1,907,133	$2,010,549

(a)	Operating expenses include depreciation and amortization from continuing operations as set forth in table below.

	Year Ended December 31,
	2006	2005	2004
Financial Advisory	$3,311	$4,030	$4,792
Asset Management	2,525	2,099	1,871
Corporate	8,446	8,649	7,980

Total (excluding amounts relating to discontinued operations of $570 and $2,295 in 2005 and 2004, respectively)	$14,282	$14,778	$14,643

(b)	Excludes assets of discontinued operations of $1,488,675 at December 31, 2004.

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

	As Of Or For The Year Ended December 31,
	2006	2005	2004
Net Revenue:
North America	$775,655	$638,127	$537,504
United Kingdom	245,409	209,812	171,200
France	267,806	208,393	188,586
Other Western Europe	158,897	197,384	175,065
Rest of World	45,402	47,695	22,475

Total	$1,493,169	$1,301,411	$1,094,830

Identifiable Assets:
North America	$985,862	$480,967	$427,706
United Kingdom	335,953	261,966	288,656
France	1,663,523	959,695	1,078,614
Other Western Europe	160,814	165,794	182,144
Rest of World	41,055	38,711	33,429

Total (a)	$3,187,207	$1,907,133	$2,010,549

(a)	Excludes assets of discontinued operations of $1,488,675 at December 31, 2004.

20.	DISCONTINUED OPERATIONS

Operating results from discontinued operations for the years ended December 31, 2005 and 2004 were as follows:

	Year Ended December 31,
	2005	2004
Net revenue	$39,599	$179,475

Pre-tax loss	$(14,246)	$(10,429)
Provision for income taxes	3,330	103

Loss from discontinued operations (net of tax)	$(17,576)	$(10,532)

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

21.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The majority of the Company’s assets and liabilities are recorded at fair value or at amounts that approximate fair value. Such assets and liabilities include cash and cash equivalents, cash and securities segregated for regulatory purposes, long-term investments, securities owned, derivative instruments, receivables and payables, and other short-term borrowings and payables (also see discussion in Note 3 of Notes to Consolidated Financial Statements).

Senior Borrowings and Subordinated Loans—The Company’s senior borrowings and subordinated loans are recorded at historical amounts. The fair value of the Company’s senior borrowings and subordinated loans was estimated using a discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements or based on market quotations where available. At December 31, 2006 and 2005, the carrying value of the Company’s senior borrowings and subordinated loans approximated fair value.

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY RESULTS (UNAUDITED)

The following represents the Company’s unaudited quarterly results from continuing operations for the years ended December 31, 2006 and 2005. These quarterly results were prepared in conformity with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	2006 Fiscal Quarter*
	First	Second	Third	Fourth	Year
	($ in thousands)

Net revenue	$336,216	$386,823	$297,386	$472,744	$1,493,169
Operating expenses	257,966	301,781	248,156	351,590	1,159,493

Operating income	$78,250	$85,042	$49,230	$121,154	$333,676

Net income	$59,703	$72,402	$40,546	$91,342	$263,993

	2005 Fiscal Quarter*
	First	Second	Third	Fourth	Year
	($ in thousands)

Net revenue	$260,099	$317,363	$356,901	$367,048	$1,301,411
Operating expenses	161,830	227,552	279,126	287,227	955,735

Operating income	$98,269	$89,811	$77,775	$79,821	$345,676

Income from continuing operations	$80,206	$63,049	$58,298	$71,247	$272,800

Net income allocable to members	$73,356	$52,731	$57,890	$71,247	$255,224

*	This quarterly operating data reflects the results of continuing operations of Lazard Group. The results of operations for certain businesses that Lazard Group no longer owns have been reported as discontinued operations. This quarterly data does not reflect what the results of operations of Lazard Group would have been had it been a stand-alone, public company for the periods presented. In addition, the results of operations for periods prior to May 10, 2005 are not comparable to results of operations for subsequent periods. Specifically, prior to May 10, 2005, the results of operations of Lazard Group do not give effect to the following matters:

•

Payment for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense. As a result, prior to May 10, 2005, Lazard Group’s operating income historically did not reflect payments for services rendered by its managing directors. For periods subsequent to the consummation of the equity public offering, Lazard Group includes all payments for services rendered by its managing directors and distributions to holders of profit participation interests in Lazard Group are included within the accompanying consolidated financial statements in “compensation and benefits” expense.

•	The use of proceeds from the financing transactions.

•	The net incremental interest expense related to the financing transactions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2006 (the end of the period covered by this annual report on Form 10-K). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), and the related report of our independent registered public accounting firm, are set forth in Part II, Item 8 of this annual report on Form 10-K and are incorporated herein by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our executive officers is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Our Board of Directors is divided into three classes, members of each class serve for a three year term. Lazard Group’s board of directors and executive officers are the same as those of Lazard Ltd.

Class II Directors with Terms Expiring in 2007

Ellis Jones, age 53, has served as a director of Lazard Ltd and Lazard Group since May 2005. Mr. Jones has served as Chief Executive Officer of Wasserstein & Co., LP since January 2001. Prior to becoming Chief Executive Officer of Wasserstein & Co., LP, Mr. Jones was a Managing Director of the investment banking firm Wasserstein Perella Inc. from February 1995 to January 2001. Prior to joining Wasserstein Perella Inc., Mr. Jones was a Managing Director at Salomon Brothers Inc. in its Corporate Finance Department from March 1989 to February 1995. Prior to joining Salomon Brothers Inc., Mr. Jones worked in the Investment Banking Department at The First Boston Corporation from September 1979 to March 1989. Mr. Jones is a member of the board of directors of Harry & David Holdings, Inc.

Anthony Orsatelli, age 55, has served as a director of Lazard Ltd and Lazard Group since May 2005. Mr. Orsatelli has served as a Member of the Executive Board of Natixis since November 2006 and as a Member of the Executive Board of IXIS Corporate and Investment Bank (“IXIS”) since December 2006. Mr. Orsatelli served as the Chief Executive Officer of IXIS Corporate and Investment Bank from November 2004 to December 2006 and as a Member of the Executive Board of Caisse Nationale des Caisses d’Epargne from December 2003 until November 2006. Previously, Mr. Orsatelli held various senior positions with CDC IXIS and CDC Marchés since June 1996. Prior to joining CDC Marchés, Mr. Orsatelli served as the Deputy Head of the Capital Markets Department of Caisse des Dépôts Paris from March 1995 to June 1996. Mr. Orsatelli previously served as the Head of the BNP Group in Japan from January 1992 to March 1995, as a Managing Director of BNP Securities London from October 1988 to December 1991, and as the Head of the international department and risk management at BNP’s financial division from July 1987 to October 1988. Mr. Orsatelli held positions with the French Ministry of Finance from September 1981 to July 1987 and with the Prime Minister’s office in France from September 1977 to September 1981. Mr. Orsatelli is chairman of the Audit Committee of the board of directors of Lazard Ltd.

Hal S. Scott, age 63, has served as a director of Lazard Ltd and Lazard Group since March 2006. Professor Scott is the Nomura Professor and Director of the Program on International Financial Systems at Harvard Law School, where he has taught since 1975. Before joining Harvard he served as a Law Clerk for the Hon. Justice Byron R. White, U.S. Supreme Court, from 1973 to 1974, and as an Assistant Professor of Law, University of California at Berkeley from 1974 to 1975. Professor Scott has published numerous books and articles on finance, international trade and securities laws. He is the Director of the Committee on Capital Markets Regulation, past President of the International Academy of Consumer and Commercial Law and past Governor of the American Stock Exchange (2002-2005). Professor Scott is the chairman of the Nominating & Governance Committee and a member of the Audit Committee of the board of directors of Lazard Ltd.

Class I Directors with Terms Expiring in 2008

Bruce Wasserstein, age 59, has served as Chairman and Chief Executive Officer of Lazard Ltd and Lazard Group since May 2005. Mr. Wasserstein has served as a director of Lazard Group since January 2002 and as a director of Lazard Ltd since April 2005. Mr. Wasserstein served as the Head of Lazard and Chairman of the Executive Committee of Lazard Group from January 2002 until May 2005. Prior to joining Lazard, Mr. Wasserstein was Executive Chairman at Dresdner Kleinwort Wasserstein from January 2001 to November 2001. Prior to joining Dresdner Kleinwort Wasserstein, he served as CEO of Wasserstein Perella Group (an investment banking firm he co-founded) from February 1988 to January 2001, when Wasserstein Perella Group was sold to Dresdner Bank. Prior to founding Wasserstein Perella Group, Mr. Wasserstein was the Co-Head of Investment Banking at The First Boston Corporation. Prior to joining First Boston, Mr. Wasserstein was an attorney at Cravath, Swaine & Moore. Mr. Wasserstein also currently serves as Chairman of Wasserstein & Co., LP, a private merchant bank and is a member of the board of directors of Harry & David Holdings, Inc.

Ronald J. Doerfler, age 65, has served as a director of Lazard Ltd and Lazard Group since June 2006. Mr. Doerfler has been senior vice president and chief financial officer of The Hearst Corporation since February 1998, and was elected a member of Hearst’s board of directors in August 2002. Hearst is one of the nation’s largest diversified communications companies, with interests in magazine and newspaper publishing, television and radio stations, newspaper comics and features syndication, cable TV networks, television production and syndication, and new media activities. Mr. Doerfler arrived at Hearst from ABC, Inc., where he was senior vice president and chief financial officer. He joined Capital Cities Communications in 1969, was appointed treasurer in 1977 and senior vice president and chief financial officer in 1980. He played a major role in Capital Cities’ acquisition of ABC in 1986, and with the combined group’s 1996 merger with The Walt Disney Company. Mr. Doerfler is a member of the Audit Committee of the board of directors of Lazard Ltd.

Michael J. Turner, CBE, age 58, has served as a director of Lazard Ltd and Lazard Group since March 2006. Mr. Turner has served as Chief Executive Officer of BAE Systems Plc since March 2002. Mr. Turner joined BAE Systems in 1966 and since that time has held a number of commercial, marketing and general management positions, including Chief Operating Officer from 1999 to March 2002. Mr. Turner is a member of the Shareholders Committee of Airbus SAS, a member of the Board of Directors of Art Properties UK Ltd and joint chairman of the Aerospace Innovation and Growth Team in the UK. Mr. Turner is a member of the Compensation Committee and the Nominating & Governance Committee of the board of directors of Lazard Ltd.

Class III Directors with Terms Expiring in 2009

Steven J. Heyer, age 54, has served as a director of Lazard Ltd and Lazard Group since June 2005. Mr. Heyer has served as Chief Executive Officer of Starwood Hotels & Resorts Worldwide since October 2004. Prior to joining Starwood, he was President and Chief Operating Officer of The Coca-Cola Company from April 2001 to September 2004. From 1994 to 2002 he was President and Chief Operating Officer of Turner Broadcasting System, Inc., and a member of AOL Time Warner’s Operating Committee. Previously, Mr. Heyer was President and Chief Operating Officer of Young & Rubicam Advertising Worldwide, and before that spent 15 years at Booz Allen & Hamilton, ultimately becoming Senior Vice President and Managing Partner. He currently serves on the Board of Directors of the National Collegiate Athletic Association and the Special Olympics. Mr. Heyer is the chairman of the Compensation Committee and a member of the Nominating & Governance Committee of of the board of directors of Lazard Ltd.

Sylvia Jay, CBE, age 60, has served as a director of Lazard Ltd and Lazard Group since March 2006. Lady Jay is Vice Chairman of L’Oreal UK, a position she has held since September 2005. From January 2001 to August 2005, she was the Director General of the Food & Drink Federation, a UK trade body. Lady Jay joined the United Kingdom Civil Service in 1971. Her civil service career, until she resigned in 1995, mainly concerned government financial aid to developing countries, including being a non-executive director to the Gibraltar Ship Repair Company. She also worked in the Civil Service Selection Board to recruit fast stream administrators and diplomats; the French Ministere de la Cooperation; the French Tresor and was one of a small international team which set up the European Bank for Reconstruction and Development. Lady Jay is on the board of directors of Saint-Gobain and Alcatel-Lucent, as well as, Chairman of Food from Britain. Lady Jay is a member of the Compensation Committee and the Nominating & Governance Committee of the board of directors of Lazard Ltd.

Vernon E. Jordan, Jr., age 71, has served as a director of Lazard Ltd and Lazard Group since May 2005. Mr. Jordan has served as a Senior Managing Director of Lazard Frères & Co. LLC since January 2000. Mr. Jordan has been Of Counsel at Akin, Gump, Strauss, Hauer & Feld L.L.P. since January 2000, where he served as Senior Executive Partner from January 1982 to December 1999. Prior to that, Mr. Jordan served as

President and Chief Executive Officer of the National Urban League, Inc. from January 1972 to December 1981. Mr. Jordan currently serves on the boards of directors of American Express Company, Asbury Automotive Group, Inc., J.C. Penney Company, Inc. and Xerox Corporation; as a trustee to Howard University and DePauw University; and on the International Advisory Board of Barrick Gold.

Agreement with IXIS Corporate & Investment Bank

IXIS participated as an investor in Lazard Ltd’s recapitalization transactions in May 2005, purchasing $150 million of Lazard Ltd’s equity security units (which represent a contract to purchase Lazard Ltd Class A common stock on May 15, 2008 and a senior note of Lazard Group in an aggregate amount of $150 million) and 2,000,000 shares of Lazard Ltd Class A common stock at the initial public offering (“IPO”) price of $25 per share. In connection with IXIS’s investment, we have agreed that we will nominate one person designated by IXIS to our Board of Directors until such time as (1) the shares of Lazard Ltd’s common stock then owned by IXIS, plus (2) the shares of Lazard Ltd’s common stock issuable under the terms of any exchangeable securities issued by us then owned by IXIS, constitute less than 50% of the sum of (a) the shares of Lazard Ltd’s common stock initially purchased by IXIS, plus (b) the shares of Lazard Ltd’s common stock issuable under the terms of any exchangeable securities issued by Lazard Ltd initially purchased by IXIS. Anthony Orsatelli is the IXIS nominee to our Board of Directors.

Audit Committee Financial Expert

Since Lazard Ltd’s Class A common stock is listed on the New York Stock Exchange and Lazard Group is part of Lazard Ltd’s consolidated reporting group, Lazard Group is not required to have a separate audit committee. Lazard Ltd maintains an independent audit committee and the Board of Directors of Lazard Ltd has determined that Mr. Anthony Orsatelli and Mr. Ronald J. Doerfler have the requisite qualifications to satisfy the SEC definition of “audit committee financial expert”.

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

The Lazard Ltd Compensation Committee oversees the compensation of the Lazard Group executive officers. The executive officers of Lazard Group are the same as those of Lazard Ltd.

Compensation Discussion and Analysis

Philosophy and Objectives of Our Compensation Programs

General. Our compensation programs are designed to attract, retain, and motivate executives and professionals of the highest level of quality and effectiveness. These compensation programs focus on rewarding the types of performance that increase shareholder value, including growing revenue, retaining clients, developing new client relationships, improving operational efficiency and managing risks. A substantial portion of each executive’s total compensation is intended to be variable and delivered on a pay-for-performance basis.

The programs will provide compensation opportunities, contingent upon performance, that are competitive with practices of other similar financial services organizations. We target annual operating revenue, earnings and total shareholder return as our key performance metrics, with a goal of keeping compensation and benefits expense at or below 57.5% of our annual operating revenue. In allocating compensation to our executive officers, managing directors and other senior professionals, the primary emphasis, in addition to our performance, is on each individual’s contribution to the Company, business unit performance and compensation recommendations of the individuals to whom participants report. The Lazard Ltd Compensation Committee monitors the effectiveness of our compensation programs throughout the year and performs an annual reassessment of the programs in January of each year in connection with year-end compensation decisions. The Lazard Ltd Compensation Committee directly engaged Steven Hall & Partners, an independent compensation consulting firm, to assist it with benchmarking and compensation analyses.

Competitive Compensation Considerations. Because the competition to attract and retain high performing executives and professionals in the financial services industry is intense, the amount of total compensation paid to our executives must be considered in light of competitive compensation levels. In this regard, for our named executive officers, the Lazard Ltd Compensation Committee used as a benchmark an independently prepared survey regarding compensation levels in 2005 and, to the extent available, 2006, for comparable positions at The Bear Stearns Companies Inc., Black Rock, Inc., Goldman Sachs Group, Inc., Greenhill & Co., Inc., Jefferies Group, Inc., Legg Mason, Inc., Lehman Brothers Holdings Inc., Merrill Lynch & Co., Inc., and Morgan Stanley. While some of the companies listed above are larger than Lazard, we chose this comparator group because we compete in the same marketplace with these companies for highly qualified and talented financial service professionals.

Design of Our Compensation Programs

Compensation for each of our executive officers, managing directors and other senior professionals is viewed on a total compensation basis and then subdivided into two primary categories—base salary and incentive compensation. Our incentive compensation has two components: annual cash bonus and an equity based award. Decisions with regard to incentive compensation are made in January of each year and are based on Company and individual performance in the prior fiscal year. The Lazard Ltd Compensation Committee determines and approves the total compensation package (salary, cash bonus, and equity based awards) to be paid to our chief executive officer, Mr. Wasserstein. Mr. Wasserstein, in turn, makes recommendations to the Committee as to the total compensation package to be paid to the other named executive officers, which are then subject to the review and approval of the Lazard Ltd Compensation Committee. Before any year-end compensation decisions are made, the Lazard Ltd Compensation Committee reviews a comprehensive tally sheet of all elements of each named executive officer’s compensation, including unrealized gains on prior equity-based awards and potential amounts to be delivered under all post-employment scenarios.

Base Salary. Base salaries are intended to reflect the experience, skill and knowledge of our executive officers, managing directors and other senior professionals in their particular roles and responsibilities. Base salaries for our executive officers and any subsequent adjustments thereto are reviewed and approved by the Lazard Ltd Compensation Committee annually, based on a review of relevant market data and each executive’s performance for the prior year, as well as each executive’s experience, expertise and position.

Incentive Compensation. Incentive compensation is a key component of our executive compensation strategy. Incentive compensation payouts can be highly variable from year to year and are generally based on our operating revenue, earnings and total shareholder return in the immediately preceding fiscal year, as well as each individual’s contribution to revenue and to the Company’s development, including business unit performance. In addition, careful attention is paid to competitive compensation practices in the financial services industry.

In January of each year a determination is made as to the total amount of incentive compensation to be paid to our managing directors and senior professionals, including our named executive officers, based on Company and individual performance in the prior fiscal year. An allocation is then made between cash and equity-based awards. In January of 2007, we applied a progressive formula based on total compensation for all of our managing directors and senior professionals, including the named executive officers, except with respect to Mr. Wasserstein who received all of his incentive compensation in the form of an equity based award. Pursuant to this formula, as a participant’s total compensation (salary, bonus and equity-based award) increases, a greater percentage of his or her total compensation is composed of an equity-based award. This formula is based on a sliding scale that effectively begins at 7.5% for some of our vice presidents and directors and generally reaches 50% for our highest paid managing directors. The remainder of an individual’s total incentive compensation award is payable in cash.

For 2006, the portion of total incentive compensation paid in equity-based compensation was awarded in the form of restricted stock units, or RSUs granted under the 2005 Equity Incentive Plan. An RSU is a contractual right to receive a fixed number of shares of Lazard Ltd’s Class A common stock upon the vesting of the RSU. The RSUs granted to our named executive officers generally vest in approximately three or four years after the date of grant, subject to the executive’s continued service with the company. See “Grant Plan Based Awards” below for a discussion of the terms of the RSUs. The purpose of the RSU awards is to maximize shareholder value by aligning the long-term interests of our senior executives with those of our shareholders. Each individual who receives an RSU becomes, economically, a long-term shareholder of Lazard, with the same interests as our other shareholders. This economic interest results because the amount a recipient ultimately realizes from an RSU depends on the value of Lazard Ltd Class A common stock when actual shares are delivered upon vesting. RSU awards also serve as an important retention mechanism for Lazard by putting a significant portion of each recipient’s compensation at risk of forfeiture if they leave the firm prior to the vesting date. In exchange for their RSU awards, our named executive officers agreed to limits on their ability to compete with Lazard or to solicit our customers and employees, which serves to protect the Company’s intellectual and human capital. In addition, each of our named executive officers own considerable interests in Lazard through their holdings of LAZ-MD Holdings exchangeable interests. See “Beneficial Ownership of Directors, Director Nominees and Executive Officers”. As a result, we believe our executive officers have a demonstrable and significant interest in increasing shareholder value over the long term.

RSU awards are typically made in the third week of January, which this year was prior to our public announcement of year-end earnings on February 7, 2007. The number of RSUs granted in 2007 (which relate to 2006 performance) was determined by dividing the dollar amount allocated to be granted as an equity based award by the closing price-per-share of the Lazard Ltd Class A common stock on the NYSE on the grant date, January 23, 2007 ($50.08). The RSUs granted in January 2007 to our named executive officers will vest 50% on March 31, 2010 and 50% on March 31, 2011.

Impact of 2006 Performance on Compensation

In setting compensation levels for our employees we primarily consider annual operating revenue, earnings and total shareholder return. Our goal is to limit total compensation and benefits expense to 57.5% or less of our annual operating revenue, while maintaining a competitive compensation package for our executive officers, managing directors and other senior professionals. Our ratio of compensation and benefits expense to annual operating revenue is somewhat higher than that of the companies in our comparator group for three reasons. First, many of the companies in our comparator group are engaged in businesses, such as capital markets businesses which have a large number employees serving in administrative and support roles, that generally pay their employees lower levels of compensation relative to our business. Second, part of our business strategy is to recruit and retain proven senior professionals who have strong client relationships and industry expertise. These individuals, because of the value they bring to the Company, command higher compensation. Third, many of the companies in our comparator group generate significant amounts of revenue in their capital markets business through the utilization of capital held on their balance sheet, which tends to increase the relative size of their annual operating revenues. These three factors cause our ratio of compensation and benefits expense to annual operating revenue to appear higher than our competitors. For 2006, the Lazard Ltd Compensation Committee determined that, in light of our annual operating revenue of $1.57 billion, the target level of total compensation and benefits expense to operating revenue could be set at 56.7%, while still meeting our compensation and retention objectives. The Lazard Ltd Compensation Committee concluded that this ratio of total compensation and benefits expense to annual operating revenue was appropriate for us in light of its discussions with our executive officers, information provided by Steven Hall & Partners, and our financial performance in 2006. This represents a 15% increase in total compensation and benefits expense to $891.4 million for 2006 compared with pro forma $774.2 million for 2005. This increase was slightly less than our 16% increase in annual operating revenue for 2006.

Compensation for each of Our Named Executive Officers in 2006

General. In connection with our initial public offering in May 2005, each of our named executive officers signed a retention agreement that established a guaranteed minimum level of compensation. The compensation amounts, including base salary, were negotiated at the time of the IPO and were meant to ensure that Lazard would have the services of each of the named executive officers during a critical time as we transitioned from being a private company to a public company. See “Retention Agreements with Named Executive Officers.” The base salary paid in 2006 to each of our named executive officers was the minimum required under each of their retention agreements: $4.8 million to Mr. Wasserstein; $500,000 to Mr. Castellano; $1.5 million to Mr. Golub; $600,000 to Mr. Hoffman; and $1.5 million to Mr. Ward.

The annual incentive compensation for our chief executive officer for 2006 was determined by the Lazard Ltd Compensation Committee. Annual incentive compensation for each of our other named executive officers was established based on the recommendation of our chief executive officer and approval by the Lazard Ltd Compensation Committee. While the retention agreements with each of our named executive officers establish an overall minimum level of compensation, annual cash bonuses and equity-based awards above this level were decided on a discretionary basis. Our chief executive officer reviewed with the Lazard Ltd Compensation Committee the performance of each of the named executive officers individually and their overall contribution to the Company in 2006, which was not based on any numerical targets.

Mr. Wasserstein. In determining the amount of incentive compensation to be paid to our chief executive officer, Mr. Wasserstein, the Lazard Ltd Compensation Committee considered Mr. Wasserstein’s individual performance and the Company’s overall performance in 2006, against the goals and objectives previously established for him by the Lazard Ltd Compensation Committee . These goals and objectives (which did not include numerical targets) consisted principally of:

Company Performance:

•	a review of operating revenue;

•	earnings; and

•	total shareholder return in 2006.

Individual Performance:

•	evaluating his leadership and effectiveness in establishing and communicating the strategic vision necessary to position Lazard for future growth and profitability;

•	motivating key employees and attracting and retaining new talent;

•	improving results at Lazard Asset Management (“LAM”);

•	facilitating European integration by improved collaboration;

•	setting financial targets and presenting a plan to achieve goals to the Board; and

•	keeping the Board informed and up-to-date regarding ongoing issues and initiatives within Lazard.

In evaluating the Company’s and Mr. Wasserstein’s performance, the Lazard Ltd Compensation Committee noted the following:

•	operating revenue for the full year 2006 increased 16% to a record $1.57 billion compared to $1.36 billion for 2005;

•	operating income for the full year 2006 increased 31% to $327.2 million, compared to pro forma $248.9 million for 2005; and

•	total shareholder return of 50% for fiscal 2006 and 90% since our IPO in May of 2005.

The Lazard Ltd Compensation Committee also considered:

•

the turn around in performance in our asset management business segment, which posted a revenue increase of 18% to $548.5 million for the full year 2006 compared with $463.7 million for full year 2005;

•	Management fees for our asset management business segment increased 16% to a record $450.3 million for full year 2006 compared with $389.4 million for full year 2005;

•	Assets under management totaled $110.4 billion at the end of 2006, a record level, representing a 25% increase from the end of 2005; and

•

The Committee noted the strategic vision that Mr. Wasserstein has enunciated for Lazard and his consistent performance in guiding the Company in its transition from a privately held financial services firm to a publicly traded company, all the while continuing to improve operating performance.

The Committee also reviewed the competitive compensation practices at the other firms included in our comparator group and the unique value that Mr. Wasserstein brings to the Lazard franchise. Based on this review the Lazard Ltd Compensation Committee decided to increase Mr. Wasserstein’s total compensation by 61% by awarding him $18 million in incentive compensation payable entirely in RSUs valued at the closing price per share of Lazard Class A common stock on the NYSE on January 23, 2007 ($50.08). The Lazard Ltd Compensation Committee believed that it was important for Mr. Wasserstein to remain focused on (and that his 2006 compensation continue to be dependent on) Lazard’s long-term performance. The Committee believed that this RSU award, together with Mr. Wasserstein’s other equity interests in Lazard, achieved that objective.

The following table shows the base salary and incentive compensation paid to Mr. Wasserstein for his performance in 2006 in the manner it was considered by the Lazard Ltd Compensation Committee. This presentation differs from that contained in the Summary Compensation Table primarily through showing the full grant date value of the RSUs awarded on January 23, 2007, which related to 2006 performance but are not reflected in the Summary Compensation Table because they were granted after the end of our 2006 fiscal year.

	Year	Salary ($)	Incentive Compensation		Total Compensation ($)
			Annual Cash Bonus ($)	Restricted Stock Unit Awards ($)
Bruce Wasserstein	2006	$4,800,000	—	$18,000,000	$22,800,000

Other Named Executive Officers. In determining annual incentive compensation for Mr. Golub, as vice chairman of Lazard and chairman of the financial advisory group, and Mr. Ward, as president of Lazard and chairman of the asset management group, Mr. Wasserstein noted the role that each individual plays in the Lazard organization, maintaining a balance between their leadership and administrative responsibilities within the firm, while continuing to cultivate important client relationships. These client relationships have lead to specific engagements that have contributed to the Company’s overall revenue growth in 2006. Mr. Wasserstein singled out for mention to the Lazard Ltd Compensation Committee Mr. Golub’s role in the retention of a significant client that had undergone a change in its senior management team. In making a recommendation on incentive compensation for each of Messrs. Golub and Ward, Mr. Wasserstein reviewed total revenue generated from each of their particular client relationships, each executive’s positioning on an internal pay equity scale vis-à-vis other managing directors within Lazard, and the competitive compensation practices at the other firms included in our comparator group. The tracking of revenue back to particular client relationships was an important factor considered in differentiating incentive compensation among Lazard’s managing director group. Based on Mr. Wasserstein’s recommendation, the Lazard Ltd Compensation Committee approved the following incentive compensation for each of Mr. Golub and Mr. Ward for their performance in 2006: Mr. Golub was paid a cash bonus of $4.9 million and received an RSU award valued at $7.1 million; Mr. Ward was paid a cash bonus of $1.5 million and received an RSU award valued at $1 million. The RSUs awarded to Mr. Golub and Mr. Ward constituted approximately 53% and 25% of their total compensation (salary, bonus and equity award), respectively. This was a 78% increase in total compensation for Mr. Golub and a 14% increase in total compensation for Mr. Ward compared to 2005.

In determining incentive compensation for Mr. Castellano and Mr. Hoffman, Mr. Wasserstein noted that each provides significant leadership to Lazard in their roles as chief financial officer and general counsel, respectively. Mr. Castellano has overall responsibility for corporate finance and accounting at Lazard on a worldwide basis, and Mr. Hoffman oversees legal and compliance, human resources, and public relations and communications. Mr. Wasserstein noted that both executives have played a key role in transitioning Lazard, on a worldwide basis, from a private financial services firm to a public company. They have been tasked with primary responsibility for establishing and implementing uniform internal policies within Lazard, so that other members of senior management can focus on building the Lazard franchise and cultivating client relationships. In making a recommendation on incentive compensation for Mr. Castellano, Mr. Wasserstein cited his performance in overseeing, and implementing improvements to, Lazard’s internal control environment for financial reporting across geographies and business units and bringing the firm into compliance with the financial reporting requirements of the Sarbanes-Oxley Act of 2002. With respect to Mr. Hoffman, Mr. Wasserstein noted his wide-ranging roles in overseeing legal operations worldwide, human resources and public relations; his leadership in spearheading an internal cost cutting initiative; and the intangible benefit to the firm of having an attorney of Mr. Hoffman’s caliber providing counsel to the firm on both legal and business matters. Based on Mr. Wasserstein’s recommendation, the Lazard Ltd Compensation Committee approved the following incentive compensation for each of Mr. Castellano and Mr. Hoffman for their performance in 2006: Mr. Castellano was paid a cash bonus of $1.55 million and received an RSU award valued at $450,000; Mr. Hoffman was paid a cash bonus of $1.775 million and received an RSU award valued at $625,000. The RSUs awarded to Mr. Castellano and Mr. Hoffman constituted approximately 18% and 21% of their total compensation (salary, bonus and equity award), respectively. This was a 19% increase in total compensation for Mr. Castellano and a 25% increase in total compensation for Mr. Hoffman compared to 2005.

The following table shows the base salary and incentive compensation paid to Messrs. Castellano, Golub, Hoffman and Ward for their performance in 2006 in the manner it was considered by the Lazard Ltd Compensation Committee. This presentation differs from that contained in the Summary Compensation Table primarily through showing the full grant date value of the RSUs awarded on January 23, 2007, which related to 2006 performance but are not reflected in the Summary Compensation Table because they were granted after the end of our 2006 fiscal year.

	Year	Salary ($)	Incentive Compensation		Total Compensation ($)
			Annual Cash Bonus ($)	Restricted Stock Unit Awards ($)
Michael J. Castellano	2006	$500,000	$1,550,000	$450,000	$2,500,000
Steven J. Golub	2006	$1,500,000	$4,900,000	$7,100,000	$13,500,000
Scott D. Hoffman	2006	$600,000	$1,775,000	$625,000	$3,000,000
Charles G. Ward, III	2006	$1,500,000	$1,500,000	$1,000,000	$4,000,000

Pursuant to the applicable disclosure rules, the value of the RSUs reported in the Summary Compensation Table for each of our named executive officers is based on the dollar amount of compensation expense that is recognized in our consolidated financial statements under FAS 123R for fiscal 2006. Consequently, the Summary Compensation Table only reflects the amortization relating to the RSU awards that were granted on January 24, 2006, based on the executive’s performance in fiscal 2005.

Perquisites. In 2006, the Company provided a limited number of perquisites, with each of our named executive officers receiving less than $13,750 in perquisite compensation. Each of our managing directors, including the named executive officers, are responsible for paying the full premiums for any health insurance provided through the firm and do not receive any matching contributions from the Company on their personal contributions to Lazard’s 401(k) plan. Our managing directors, including the named executive officers, are the beneficiaries of a Company provided life insurance and excess liability insurance policy. Mr. Wasserstein reimburses the Company for personal use of a car and driver provided by Lazard based on the incremental cost of such use to the Company. Lazard also holds a fractional interest in a private aircraft. From time to time Mr. Wasserstein uses this aircraft for personal reasons and reimburses the Company at the incremental cost of such use. When members of Mr. Wasserstein’s immediate family, without Mr. Wasserstein present, use this aircraft, Mr. Wasserstein reimburses the Company for the full cost (fixed charges plus incremental cost) of such use. Each of our managing directors, including the named executive officers, are entitled to have their year-end personal tax returns prepared by our tax department. Messrs. Castellano, Golub and Hoffman have availed themselves of this benefit, while Mr. Wasserstein and Mr. Ward have chosen to use and pay for their own tax advisors. This perquisite has been an historical practice of the firm, and is provided due to the complexity involved in preparing such tax returns as the Company continues to be viewed as a partnership for U.S. tax purposes.

Post-Employment Benefits. Each of Mr. Golub and Mr. Hoffman has an accrued benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan, a qualified defined-benefit pension plan, and Mr. Hoffman has accrued additional benefits under a related supplemental defined-benefit pension plan. In each case, these benefits accrued prior to the applicable officer’s becoming a managing director of Lazard. The annual benefit under such plans, payable as a single life annuity commencing at age 65, would be $4,332 for Mr. Golub and $18,852 for Mr. Hoffman. Benefit accruals under both of these plans were frozen for all participants effective January 31, 2005 and no additional benefits will be paid to any of our named executive officers. Messrs. Wasserstein, Castellano and Ward do not participate in any of these plans. See “Retirement Plan Benefits”.

Each retention agreement with a named executive officer provides for certain severance benefits in the event of a termination of employment prior to May 10, 2008 by us other than for cause or by the named executive officer for good reason (we refer to these as a “qualifying terminations”). We provide for such severance payments on the condition that the departed executive not compete with us, solicit our customers and employees, or take other actions that harm our business for specified periods. The level of the severance benefits depends on whether the qualifying termination occurs prior to or following a change in control of Lazard Ltd. A qualifying termination following a change of control will trigger an enhanced benefit. In addition, each retention agreement with a named executive officer provides that in the event that the named executive officer’s receipt of any payment made by us under the retention agreement or otherwise are subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, or the “Code”, an additional payment will be made to restore the executive to the after-tax position that he would have been in if the excise tax had not been imposed. The events giving rise to a severance payment as well as the amount of the payments under the retention agreements were negotiated terms and based on common industry practice for agreements of this kind at the time of our initial public offering. See “Retention Agreements with Named Executive Officers — Payments and Benefits Upon Certain Terminations of Service” and see “Potential Payments Upon Termination or Change-in-Control” for an estimate of potential payouts under each scenario.

In general, non-vested RSUs are forfeited by our named executive officers upon termination of employment, except in limited cases such as disability or a termination by the Company other than for “cause”. In the event of a change of control of Lazard Ltd, any unvested RSUs automatically vest, without regard to whether the executive officer is terminated. See “Outstanding Equity Awards at Fiscal Year-End”. In this way, our named executive officers can realize value from their equity awards in the same way as shareholders in connection with the change of control transaction, and thus encourage our named executive officers to consider and support transactions that might benefit shareholders.

Accounting and Tax Considerations

Section 162(m) of the Code limits deductions by corporations for non-performance-based annual compensation in excess of $1.0 million paid to certain executive officers. At the present time, Lazard is eligible for an exemption from the provisions of Section 162(m). As a result, Section 162(m) of the Code has had no financial impact on Lazard and was not considered by the Lazard Ltd Compensation Committee in its year-end decision making process.

Conclusion

Our compensation program is designed to permit the Company to provide our executive officers, managing directors and other senior professionals with total compensation that is linked to our performance and reinforces the alignment of employee and shareholder interests. At the same time it is intended to provide us with sufficient flexibility to assure that such compensation is appropriate to attract and retain these employees who are vital to the continued success of Lazard and to drive outstanding individual and institutional performance. We believe the program met these objectives in 2006, as well as our goal of keeping compensation and benefits expense at or below 57.5% of our annual operating revenue.

COMPENSATION COMMITTEE REPORT

The following is the report of the Lazard Ltd Compensation Committee, which oversees the compensation of the Lazard Group executive officers.

The Compensation Committee of Lazard Ltd has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Lazard Ltd Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on form 10-K.

Compensation Committee

Steven J. Heyer (Chair), Sylvia Jay and Michael J. Turner

Compensation of Executive Officers

The following table contains information with respect to the chief executive officer, chief financial officer, and the three other most highly compensated executive officers of Lazard Group, collectively referred to as the “named executive officers”.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Restricted Stock Unit Awards (a) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($) (b)		Total ($)
Bruce Wasserstein Chairman and Chief Executive Officer	2006	$4,800,000		—		$2,238,222	—		$1,745		$7,039,967
Michael J. Castellano Chief Financial Officer	2006	$500,000		$1,550,000		$60,434	—		$11,703	(c)	$2,122,137
Steven J. Golub Vice Chairman Lazard Group, Chairman of Financial Advisory Group	2006	$1,500,000		$4,900,000		$984,819	$1,968	(d)	$11,134	(c)	$7,397,921
Scott D. Hoffman General Counsel	2006	$600,000		$1,775,000		$73,858	$3,597	(d)	$10,280	(c)	$2,462,735
Charles G. Ward, III President — Lazard Group, and Chairman of the Asset Management Group	2006	$1,500,000	(e)	$1,500,000	(e)	$111,907	—		$1,745		$3,113,652

(a)	The value of the RSUs reported in the Summary Compensation Table is based on the dollar amount that is recognized in our consolidated financial statements for fiscal 2006 under FAS 123R, as required under SEC rules for compensation disclosure. See Note 13 of notes to Lazard Group’s consolidated financial statements for a discussion of the assumptions used in the valuation of the RSUs. For information on the grant date fair value of RSU awards made during fiscal 2007 that relate to 2006 performance, see “Compensation Discussion and Analysis — Compensation for each of Our Named Executive Officers in 2006.”
(b)	Each of our named executive officers is the beneficiary of a Company provided life insurance and excess liability insurance policy.

We make available to Mr. Wasserstein a car and driver, as well as a private aircraft in which Lazard holds a fractional interest. Mr. Wasserstein reimburses the firm for personal use of both the car and driver and the private aircraft at the incremental cost of such use to the Company. When members of Mr. Wasserstein’s immediate family, without Mr. Wasserstein present, use this aircraft, Mr. Wasserstein reimburses the Company for the full cost (fixed charges plus incremental cost) of such use.

(c)	Perquisite compensation for Messrs. Castellano, Golub and Hoffman include the incremental cost to the Company of providing U.S. tax advice and preparation of year-end personal tax returns.
(d)	Represents the aggregate change in actuarial present value of the listed officer’s accumulated benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan, and in the case of Mr. Hoffman, a related supplemental defined-benefit pension plan.
(e)	$500,000 of Mr. Ward’s salary and bonus, in the aggregate, for 2006 was reimbursed by LFCM Holdings for services that Mr. Ward rendered to LFCM Holdings as its chairman.

Grants of Plan Based Awards

The following table provides information about RSUs granted to each of the Named Executive Officers during fiscal 2006, which relate to 2005 performance. For information on the grant date fair value of RSU awards made during fiscal 2007 that relate to 2006 performance, see “Compensation Discussion and Analysis — Compensation for each of Our Named Executive Officers in 2006.”

Named Executive Officer	Grant Date	Number of Restricted Stock Units (#)	Grant Date Fair Value of Restricted Stock Units ($)
Bruce Wasserstein	January 24, 2006	287,770	$10,000,000
Michael J. Castellano	January 24, 2006	7,770	$270,000
Steven J. Golub	January 24, 2006	126,619	$4,400,000
Scott D. Hoffman	January 24, 2006	9,496	$330,000
Charles G. Ward, III	January 24, 2006	14,388	$500,000

The RSUs represent a contingent right to receive an equivalent number of shares of Class A common stock of Lazard Ltd. The RSUs shown in the table were valued as of the grant date, January 24, 2006, by multiplying the number of RSUs awarded to each named executive officer by the closing price-per-share of the Lazard Ltd Class A Common Stock on the NYSE on that date ($34.75). The RSUs relate to 2005 performance and will vest on March 31, 2010. Each of our named executive officers signed an RSU agreement in connection with their award. In general, these agreements provide that non-vested RSUs are forfeited on termination of employment, except in limited cases such as disability or a termination by the Company other than for “cause”. In the event of a “Change in Control” (as defined in the 2005 Equity Incentive Plan), any unvested but outstanding RSU automatically will vest. All RSUs receive dividend equivalents at the same rate that dividends are paid on shares of Class A common stock of Lazard Ltd. These dividends are credited in the form of additional RSUs with the same restrictions as the underlying RSUs to which they relate. In addition, the RSU agreements contain standard covenants, including among others, noncompetition and nonsolicitation of clients.

Bonus Plan

To align employee and stockholder interests, we adopted the 2005 Bonus Plan for purposes of determining annual bonuses for our senior executives. The Lazard Ltd Compensation Committee has full direct responsibility and authority for determining our Chief Executive Officer’s compensation under the plan. The Lazard Ltd Compensation Committee reviews and approves the recommendations of our Chief Executive Officer with regard to the compensation of our other named executive officers under the plan. Subject to overall compensation limits as determined from time to time and, with respect to plan participants, the terms of the plan, our Chief Executive Officer has responsibility for determining the compensation of all employees except as provided above.

Participants in the plan are designated during the first three months of each fiscal year, although participants may be added or removed at any time prior to payment of bonuses for the fiscal year. The actual size of the bonus pool is determined at the end of each fiscal year, taking into account our results of operations, stockholder return and/or other measures of our financial performance or of the financial performance of one or more of our subsidiaries or divisions. A target maximum ratio of aggregate compensation and benefits expense for the year (including annual incentive payments under the plan) to annual revenue or income (or to similar measures of corporate profitability) may also be taken into account, and it is currently based on our target ratio of compensation and benefits expense to operating revenue of 57.5%. The bonus pool is allocated among the participants in the plan with respect to each fiscal year. This allocation may be made at any time prior to payment of bonuses for such year, and may take into account any factors deemed appropriate, including, without limitation, assessments of individual, subsidiary or division performance and input of management.

Amounts payable under the bonus plan are satisfied in cash and through equity awards granted under the 2005 Equity Incentive Plan.

The 2005 Equity Incentive Plan

The following is a description of the material terms of the 2005 Equity Incentive Plan (which we refer to in this section as the “plan”). The following description is qualified in its entirety by reference the full text of the plan, which has been filed as an exhibit to our SEC filings.

Purpose. The purposes of the plan are to attract, retain and motivate key employees and directors of, and consultants and advisors to, Lazard and to align the interests of key employees, directors, consultants and advisors with those of stockholders through equity-based compensation and enhanced opportunities for ownership of shares of Lazard Ltd’s common stock. We currently pay a portion of our incentive compensation in the form of RSUs that are subject to vesting and other terms.

Administration. The plan is administered by the Compensation Committee of Lazard Ltd. Among other things, the Lazard Ltd Compensation Committee has the authority to select individuals to whom awards may be granted, to determine the type of award as well as the number of shares of common stock to be covered by each award, and to determine the terms and conditions of any such awards. All determinations by the Lazard Ltd Compensation Committee or its designee under the plan are final, binding and conclusive.

Eligibility. Persons who serve or agree to serve as our officers, employees, directors, consultants or advisors who are responsible for, or contribute to, our management, growth and profitability are eligible to be granted awards under the plan. Holders of equity-based awards issued by a company acquired by us or with which we combine will be eligible to receive substitute awards under the plan.

Shares Available. Subject to adjustment, the plan authorizes the issuance of up to 25,000,000 shares of Lazard Ltd common stock pursuant to the grant or exercise of stock options, stock appreciation rights (“SARs”), restricted stock, stock units and other equity-based awards. If any award is forfeited or if any stock option or SAR terminates without being exercised, or if any SAR is exercised for cash, shares of Lazard Ltd common stock subject to such awards will be available for distribution in connection with awards under the plan. If the option price of any stock option granted under the plan is satisfied by delivering shares of Lazard Ltd common stock to us (by actual delivery or attestation), only the number of shares of common stock of Lazard Ltd issued net of the shares of such common stock delivered or attested to will be deemed delivered for purposes of determining the maximum number of shares of Lazard Ltd common stock available for delivery under the plan. To the extent any shares are not delivered to a participant because such shares are used to satisfy any applicable tax-withholding obligation, such shares will not be deemed to have been delivered for purposes of determining the maximum number of shares of Lazard Ltd common stock available for delivery under the plan. The shares subject to grant under the plan may be made available from authorized but unissued shares or from shares held by our subsidiaries, as determined from time to time by our board of directors.

Change in Capitalization or Change in Control. The plan provides that, in the event of any change in corporate capitalization, such as a stock split, or any fundamental corporate transaction, such as any merger, amalgamation, consolidation, separation, spinoff or other distribution of property (including any extraordinary cash or stock dividend), or any reorganization or partial or complete liquidation of us, the Compensation Committee or the board of directors may make such substitution or adjustment as it deems appropriate in its discretion in the aggregate number and kind of shares reserved for issuance under the plan, in the exercise price of shares subject to outstanding stock options and SARs, and in the number and kind of shares subject to other outstanding awards granted under the plan. Any adjustments described in the immediately preceding sentence that are considered “deferred compensation” subject to Section 409A of the Code will be made in such manner as to ensure that after such adjustment, the awards either continue not to be subject to, or comply with the requirements of, Section 409A of the Code. The plan also provides that in the event of a “change in control” of us, unless otherwise provided for in the individual award agreement: (i) SARs and stock options outstanding as of the date of the change in control, which are not then exercisable and vested will become fully exercisable and vested, (ii) the restrictions and deferral limitations applicable to restricted stock will lapse and such restricted stock will become free of all restrictions and fully vested, and (iii) all stock units will vest in full and be immediately settled.

Types of Awards. As indicated above, several types of awards can be made under the plan. A summary of these grants is set forth below.

Stock Options

Eligible individuals can be granted non-qualified stock options under the plan. The exercise price of such options cannot be less than 100% of the fair market value of the stock underlying the options on the date of grant. The term of the options will be determined by the Lazard Ltd Compensation Committee. Optionees may pay the exercise price in cash or, if approved by the Lazard Ltd Compensation Committee, in common stock of Lazard Ltd (valued at its fair market value on the date of exercise) or a combination thereof, or, to the extent permitted by applicable law, by “cashless exercise” through a broker or by withholding shares otherwise receivable on exercise. The Lazard Ltd Compensation Committee will determine the vesting and exercise schedule of options. Unless determined otherwise by the Lazard Ltd Compensation Committee in its discretion, unvested options terminate upon termination of service, and vested options will generally remain exercisable for one year after the optionee’s death, three years after the optionee’s termination for disability, five years after the optionee’s retirement and 90 days after the optionee’s termination for any other reason (other than for cause, in which case all options will terminate). Unless determined otherwise by the Lazard Ltd Compensation Committee, if an optionee’s service terminates during the two-year period following a change in control (other than for cause), options held by the optionee will remain exercisable until the third anniversary of the change in control. Notwithstanding the foregoing rules, in no event will an option remain exercisable following the expiration of its original term.

SARs

SARs may be granted as stand-alone awards or in conjunction with an option. An SAR entitles the holder to receive, upon exercise, the excess of the fair market value of a share of common stock of Lazard Ltd at the time of exercise over the exercise price of the applicable SAR multiplied by the specified number of shares of Lazard Ltd common stock in respect of which the SAR has been exercised. Such amount will be paid to the holder in stock (valued at its fair market value on the date of exercise), cash or a combination thereof, as the Compensation Committee may determine. An SAR granted in conjunction with an option is exercisable only when and to the extent the related option is exercisable. An option will be cancelled to the extent that its related SAR is exercised or cancelled, and an SAR will be cancelled to the extent the related option is exercised or cancelled. Unless determined otherwise by the Lazard Ltd Compensation Committee, unvested SARs terminate upon termination of service, and vested SARs generally will remain exercisable for one year after the holder’s death, three years after the holder’s termination for disability, five years after the holder’s termination due to retirement and 90 days after the holder’s termination for any other reason (other than for cause, in which case all SARs will terminate). Unless determined otherwise by the Lazard Ltd Compensation Committee, if a holder’s service terminates during the two-year period following a change in control (other than for cause), SARs held by the holder will remain exercisable until the third anniversary of the change in control. Notwithstanding the foregoing rules, in no event will an SAR remain exercisable following the expiration of its original term. Generally, stand-alone SARS are subject to the same terms and conditions as stock options as described above.

Restricted Stock

Restricted stock may be granted with such restrictions and restricted periods as the Lazard Ltd Compensation Committee may determine. The Lazard Ltd Compensation Committee may provide that a grant of restricted stock will vest upon the continued service of the participant or the satisfaction of applicable performance goals. Restricted stock is generally forfeited upon termination of service, unless otherwise provided by the Lazard Ltd Compensation Committee. Other than such restrictions on transfer and any other restrictions the Lazard Ltd Compensation Committee may impose, the participant will have all the rights of a stockholder with respect to the restricted stock award, although the Lazard Ltd Compensation Committee may provide for the automatic deferral or reinvestment of dividends or impose vesting requirements on dividends.

Stock Units

The Lazard Ltd Compensation Committee may grant stock unit awards, which represent a right to receive shares of Lazard Ltd common stock or cash based on the fair market value of a share of Lazard Ltd common stock. The Lazard Ltd Compensation Committee may provide that a grant of stock units will vest upon the continued service of the participant or the satisfaction of applicable performance goals. Stock units that are not vested are generally forfeited upon termination of service, unless otherwise provided by the Lazard Ltd Compensation Committee. Holders of stock units do not have the rights of a stockholder with respect to the award unless and until the award is settled in shares of Lazard Ltd common stock, although the Lazard Ltd Compensation Committee may provide for dividend equivalent rights.

Other Equity-Based Awards

The Lazard Ltd Compensation Committee may grant other types of equity-based awards based upon Lazard Ltd common stock, including unrestricted stock and dividend equivalent rights.

Transferability. Awards generally are not to be transferable, except by will and the laws of descent and distribution or to the extent otherwise permitted by the Lazard Ltd Compensation Committee.

Duration of the Plan. The plan has a term of ten years.

Amendment and Discontinuance. The plan may be amended, altered or discontinued by the board of directors, but, except as required by applicable law, stock exchange rules, tax rules or accounting rules, no amendment, alteration or discontinuance may materially impair the rights of an optionee under an option or a recipient of an SAR, restricted stock award, stock unit award or other equity-based award previously granted without the optionee’s or recipient’s consent. The plan may not be amended without stockholder approval to the extent such approval is required by applicable law or stock exchange rules. Notwithstanding the foregoing, the Lazard Ltd Compensation Committee may grant awards to eligible participants who are subject to legal or regulatory provisions of countries or jurisdictions outside the U.S., on terms and conditions different from those specified in the plan, as it determines to be necessary, and may make such modifications, amendments, procedures, or subplans as are necessary to comply with such legal or regulatory provisions.

Retention Agreements with Named Executive Officers

Each of the our named executive officers have entered into a retention agreement with Lazard. Generally, the provision of services under the retention agreements is terminable by either party upon three months notice, and the agreements also contain the following terms and conditions:

Compensation and Employee Benefits. The retention agreement with each of Messrs. Wasserstein and Golub provides for a guaranteed level of compensation during the term of each such agreement, which term continues until May 10, 2008, and the retention agreement with each of Messrs. Castellano, Hoffman and Ward provides for a guaranteed level of compensation through the 2007 calendar year, in each case, so long as the applicable named executive officer continues to provide services to us. Mr. Wasserstein will be eligible to receive an annual base salary of no less than $4.8 million during the three-year period following our IPO, and each of Messrs. Castellano, Golub, Hoffman and Ward will be eligible to receive a guaranteed total compensation amount for each of 2005, 2006 and 2007 (until May 10, 2008 for Mr. Golub) of no less than $2 million, $3 million, $2.25 million and $3 million, respectively, with at least $500,000, $1.5 million, $600,000 and $1.5 million, respectively, of such guaranteed total compensation amount payable as annual base salary, except that the guaranteed compensation amount for Mr. Ward can be reduced in connection with reductions applicable to the majority of our deputy chairmen.

In addition, Mr. Wasserstein’s agreement provides that until May 10, 2008, he will participate in the employee benefit plans and programs generally applicable to our most senior executives on terms no less favorable than those provided to such senior executives, except that his participation in equity-related, bonus, incentive, profit sharing or deferred compensation plans will require the consent of our Board of Directors, and provides in addition that he will be entitled to perquisites and fringe benefits no less favorable than those provided to him by Lazard Group LLC immediately prior to May 10, 2005, to the extent not inconsistent with our policies as in effect from time to time, which perquisites and fringe benefits are similar to those customarily provided to chief executive officers. The retention agreements with each of Messrs. Castellano, Golub, Hoffman and Ward provide that they will be entitled to participate in employee retirement and welfare benefit plans and programs of the type made available to our most senior executives.

Payments and Benefits Upon Certain Terminations of Service. Each retention agreement with a named executive officer provides for certain severance benefits in the event of a termination prior to May 10, 2008 by us other than for cause or by the named executive officer for good reason (which we refer to below as a “qualifying termination”). The level of the severance benefits depends on whether the applicable termination occurs prior to or following a change in control of Lazard Ltd.

In the event of a qualifying termination of a named executive officer prior to a change in control, the named executive officer would be entitled to receive in a lump sum (1) any unpaid base salary accrued through the date of termination, (2) any earned but unpaid bonuses for years completed prior to the date of termination, (3) a prorated bonus for the year of termination and (4) a severance payment in the following amounts: Mr. Wasserstein, two times base salary; Messrs. Castellano, Golub, Hoffman and Ward, one-and-a-half times (two times in the case of Mr. Golub) the greater of such named executive officer’s guaranteed compensation amount or such named executive officer’s base salary plus average bonus for the two calendar years preceding the year of termination. Upon such a qualifying termination, the named executive officer and his eligible dependents would generally continue to be eligible to participate in our medical and dental benefit plans, on the same basis as in effect immediately prior to the executive’s date of termination (which currently requires the named executive officer to pay the full cost of the premiums), for the following periods: for Mr. Wasserstein, for the remainder of his life and the life of his current spouse; for Mr. Golub, until the later to occur of the second anniversary of termination of service and February 29, 2008; for each of Messrs. Castellano, Hoffman and Ward, for a period of 18 months following the date of termination of service. The period of such medical and dental benefits continuation would generally be credited towards the named executive officer’s credited age and service for purpose of our retiree medical program.

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

The retention agreement with Mr. Golub provides that if his service terminates due to his death or disability prior to May 10, 2008 or upon the expiration of his agreement on May 10, 2008, he would be entitled to a prorated bonus for the year of termination.

Change in Control Excise Tax Gross-up. Each retention agreement with a named executive officer provides that in the event that the named executive officer’s receipt of any payment made by us under the retention agreement or otherwise are subject to the excise tax imposed under Section 4999 of the Code, an additional payment will be made to restore the executive to the after-tax position that he would have been in if the excise tax had not been imposed.

Noncompetition and Nonsolicitation of Clients. While providing services to us and during the three-month period following termination of the named executive officer’s services to us (one-month period in the event of such a termination by us without cause), the named executive officer may not:

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

Nonsolicitation of Employees. While providing services to us and during the six-month period following termination of the named executive officer’s services, the named executive officer may not, directly or indirectly, in any manner, solicit or hire any of our employees at the associate level or above to apply for, or accept employment with, any competitive enterprise or otherwise interfere with any such employee’s relationship with us.

Transfer of Client Relationships, Nondisparagement and Notice Period Restrictions. The named executive officer is required, upon termination of his or her services to us and during the 90-day period following termination, to take all actions and do all things reasonably requested by us to maintain for us the business, goodwill and business relationships with our clients with which he worked, provided that such actions and things do not materially interfere with other employment or professional activities of the named executive officer. In addition, while providing services to us and thereafter, the named executive officer generally may not disparage us, and before and during the three-month notice period prior to termination, the named executive officer is prohibited from entering into a written agreement to perform services for a competitive enterprise.

Provisions Relating to the Reorganization and Restrictive Covenants. Generally, the retention agreements with the named executive officers contain restrictive covenants and provisions that are substantially similar. However, the scope of the covenants applicable to Mr. Wasserstein limiting his ability to compete with us and to solicit our clients are generally more restrictive than those applicable to our other named executive officers, although Mr. Wasserstein may continue his relationship with and ownership interest in Wasserstein & Co., LP on terms consistent with past practice without violating these covenants, so long as such activities do not significantly interfere with his performance of his duties as our chairman and chief executive officer. In addition, the nondisparagement provision between Mr. Wasserstein and us generally prohibits us from disparaging Mr. Wasserstein.

Under each retention agreement with a named executive officer, a termination by the named executive officer for good reason would be treated as a termination by us without cause for purposes of the duration of the restrictive covenants and the provisions governing the timing of exchangeability of LAZ-MD Holdings exchangeable interests into shares of Lazard Ltd common stock.

Outstanding Equity Awards at 2006 Fiscal Year-End

The following table provides information about number and value of RSUs held by the Named Executive Officers as of December 31, 2006. The market value of the RSUs was calculated based on the closing price of Lazard Ltd Class A common stock on the NYSE on December 29, 2006 ($47.34).

Named Executive Officer	Number of Restricted Stock Units That Have Not Vested (1)	Market Value of Restricted Stock Units That Have Not Vested ($)
Bruce Wasserstein	290,363	$13,745,784
Michael J. Castellano	7,840	$371,146
Steven J. Golub	127,760	$6,048,158
Scott D. Hoffman	9,582	$453,612
Charles G. Ward, III	14,518	$687,282

(1)	RSUs are typically granted under Lazard’s 2005 Equity Incentive Plan in January of each year and relate to the prior year’s performance. In fiscal 2006, RSU awards were granted to each of the named executive officers on January 24, 2006 and will vest on March 31, 2010.

Pension Benefits

The following table provides information with respect to Lazard Frères & Co. LLC Employees’ Pension Plan, a qualified defined-benefit pension plan, and a related supplemental defined-benefit pension plan. Each of Mr. Golub and Mr. Hoffman has an accrued benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan, and Mr. Hoffman has accrued additional benefits under the related supplemental defined-benefit pension plan. The annual benefit under such plans, payable as a single life annuity commencing at age 65, would be $4,332 for Mr. Golub and $18,852 for Mr. Hoffman. These benefits accrued in each case prior to the applicable officer’s becoming a managing director of Lazard. Benefit accruals under both of these plans were frozen for all participants effective January 31, 2005. For a discussion of the valuation method and all material assumptions applied in quantifying the present value of the current accrued benefit, see Note 14 of notes to consolidated financial statements of Lazard Group. Messrs. Wasserstein, Castellano and Ward do not participate in any of these plans.

Name Executive Officer	Plan Name	Number of Years Credited Service (1)	Present Value of Accumulated Benefit ($) (2)	Payments During Last Fiscal Year ($)
Steven J. Golub	Lazard Frères & Co. LLC Employees’ Pension Plan	2	$37,754	$0
Scott D. Hoffman	Lazard Frères & Co. LLC Employees’ Pension Plan	5	$38,857	$0
	Supplemental Defined-Benefit Pension Plan	5	$30,141	$0

(1)	Messrs. Golub and Hoffman have been employed by Lazard for 22 and 13 years, respectively, and became managing directors in 1986 and 1999, respectively, at which point they ceased accruing benefits under these plans.
(2)	In calculating the present value of accumulated benefits outlined above, Mr. Hoffman and Mr. Golub are assumed to live to age 65 and subsequently retire. They are also assumed to choose the single life annuity form of benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan and the lump sum form of benefit under the Supplemental Defined-Benefit Pension Plan (for Mr. Hoffman only). The interest and mortality used to determine the Employees’ Pension Plan present value is 5.50% for all years and the 1994 Group Annuity Mortality Table (with 5 years improvement) after retirement only. The Supplemental Defined-Benefit Pension Plan assumes that the age 65 annuity benefit will be converted to a lump sum at age 65 using a 5.00% interest rate and the mortality outlined in IRS Revenue Ruling 2001-62. A 5.50% discount rate is used to determine the present value of this single payment at age 65 at December 31, 2006.

Potential Payments Upon Termination or Change-in-Control

As described above, each of the our named executive officers have entered into retention agreements with Lazard and received RSU awards pursuant to Lazard’s 2005 Equity Incentive Plan. Each retention agreement with a named executive officer provides for certain severance benefits in the event of a termination prior to May 10, 2008 by us other than for cause or by the named executive officer for good reason. The level of the severance benefits depends on whether the applicable termination occurs prior to or following a change in control of Lazard Ltd. For a discussion of the severance benefits provided pursuant to the retention agreements, see “Retention Agreements with Named Executive Officers.” In the event of a change in control of Lazard Ltd all RSUs granted under the 2005 Equity Incentive Plan will automatically vest. The following table shows the potential payments that would be made by Lazard to each of the named executive officers assuming that such officers employment with Lazard terminated on December 31, 2006 under the circumstances outlined in the table. For purposes of this table, the price of Lazard Ltd Class A common stock is assumed to be $47.34, which was the closing price on December 29, 2006.

	Prior to a Change in Control			On or After a Change in Control
Named Executive Officer	Death or Disability	Involuntary Termination without “Cause”	Resignation for “Good Reason”	No Termination of Employment	Death or Disability	Involuntary Termination without “Cause" or Resignation for “Good Reason”
Bruce Wasserstein
Severance Payment	—	$9,600,000	$9,600,000	—	—	$14,400,000
RSU Vesting (1) (2)	$13,745,784	$13,745,784	—	$13,745,784	$13,745,784	$13,745,784
Pro-rata Annual Incentive Payment (3)	$18,000,000	—	—	—	$18,000,000	—
Excise Tax Gross-up Payment (4)	—	—	—	—	—	$10,583,522
Michael J. Castellano
Severance Payment	—	$3,112,500	$3,112,500	—	—	$6,225,000
RSU Vesting (1) (2)	$371,146	$371,146	—	$371,146	$371,146	$371,146
Pro-rata Annual Incentive Payment (3)	$2,000,000	$1,500,000	$1,500,000	—	$2,000,000	$1,500,000
Excise Tax Gross-up Payment (4)	—	—	—	—	—	$2,610,923
Steven J. Golub
Severance Payment	—	$11,100,000	$11,100,000	—	—	$16,650,000
RSU Vesting (1) (2)	$6,048,158	$6,048,158	—	$6,048,158	$6,048,158	$6,048,158
Pro-rata Annual Incentive Payment (3)	$12,000,000	$1,500,000	$1,500,000	—	$12,000,000	$1,500,000
Excise Tax Gross-up Payment (4)	—	—	—	—	—	$9,564,080
Scott D. Hoffman
Severance Payment	—	$3,375,000	$3,375,000	—	—	$6,750,000
RSU Vesting (1) (2)	$453,612	$453,612	—	$453,612	$453,612	$453,612
Pro-rata Annual Incentive Payment (3)	$2,400,000	$1,650,000	$1,650,000	—	$2,400,000	$1,650,000
Excise Tax Gross-up Payment (4)	—	—	—	—	—	$3,049,324
Charles G. Ward, III
Severance Payment	—	$4,875,000	$4,875,000	—	—	$9,750,000
RSU Vesting (1) (2)	$687,282	$687,282	—	$687,282	$687,282	$687,282
Pro-rata Annual Incentive Payment (3)	$2,500,000	$1,500,000	$1,500,000	—	$2,500,000	$1,500,000
Excise Tax Gross-up Payment (4)	—	—	—	—	—	—

(1)	Valuation of all RSUs awards is based upon the full value of the underlying Lazard Ltd Class A common stock at the close of business on December 31, 2006, without taking into account any discount on the present value of such awards. Upon a Change in Control, all RSUs awards immediately vest in full.

(2)	Upon death, all RSU awards vest upon the earlier of 30 days or the scheduled vesting date. Upon disability, or a termination without “cause”, RSUs will continue to vest on their scheduled vesting date, which for 2006 awards is March 31, 2010. See Footnote (1) to the “Outstanding Equity Awards at 2006 Fiscal Year-End” table.

(3)	Under the terms of the 2005 Bonus Plan, upon death or disability, each named executive officer may receive a pro rated portion of the annual incentive compensation that he would have received in the absence of such termination. Assuming a December 31, 2006 death or disability, all named executive officers were assumed to have received their full incentive compensation award for 2006 (annual cash bonus plus value of RSU award).

Pursuant to their retention agreements, Messrs. Castellano, Golub, Hoffman and Ward are entitled to a pro rata bonus payment in the event of their involuntary termination without Cause or resignation for Good Reason. Under such circumstances we have assumed that each would receive the minimum payment required under their retention agreements.

(4)	Amounts represent the amount needed to pay each named executive officer in order to satisfy their excise tax obligations under Section 280G of the Internal Revenue Code, which imposes an excise tax on certain payments made in connection with a change in control of the Company, and any additional tax cost related to the gross-up payment, assuming that a change in control of the Company and a qualifying termination of employment occurred on December 31, 2006. Amounts were determined in accordance with Section 280G and the regulations issued thereunder, assuming a regular income tax rate ranging from 43.7% to 44.5% based on each named executive officer’s work location and personal residence, each named executive officer’s Lazard Group compensation for the period from 2001-2005 and an interest rate equal to 5.62%.

If a named executive officer voluntarily resigns or retires from Lazard without good reason or is terminated by Lazard for cause, he will not be entitled to receive any severance payments from Lazard and any unvested RSUs will be forfeited.

With respect to a termination for cause of a named executive officer, other than Mr. Wasserstein, the term “cause” shall mean: (A) conviction of, or a guilty plea to, a felony, or of any other crime that legally prohibits the named executive officer from working for Lazard; (B) a breach of a regulatory rule that materially adversely affects the named executive officer’s ability to perform his duties for Lazard; (C) willful and deliberate failure on the part of the named executive officer (i) to perform his employment duties in any material respect or (ii) to follow specific reasonable directions received from Lazard; or (D) a breach of the covenants contained in the retention agreements that is (individually or combined with other such breaches) demonstrably and materially injurious to Lazard or any of its affiliates. Notwithstanding the foregoing, with respect to the events described in clauses (B) and (C)(i) hereof, the named executive officer’s acts or failure to act shall not constitute cause to the extent taken (or not taken) based upon the direct instructions of the chief executive officer of Lazard or the Board of Directors of Lazard or a more senior executive officer of Lazard.

With respect to a termination for cause under Mr. Wasserstein’s retention agreement, the term “cause” shall mean: (i) that he is convicted of, or pleads guilty to, a felony; (ii) that he has engaged in gross neglect or willful misconduct in carrying out his duties, which results in material economic harm to Lazard; or (iii) an act or failure to act which, under the provisions of applicable law, disqualifies Mr. Wasserstein from acting as the chief executive officer of the Company or as a director of the Company.

With respect to a termination by a named executive officer for good reason, the term “good reason” shall mean: (i) the assignment of the named executive officer to any duties inconsistent in any material respect with his position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as in effect as of May 10, 2005, or any other action by Lazard which results in a material diminution in such position, authority, duties or responsibilities from the level in effect as of May 10, 2005, (ii) a material breach by Lazard of the terms of the retention agreements, or (iii) except with respect to Mr. Wasserstein, any requirement that the named executive officer’s principal place of employment be relocated to a location that is more than 30 miles from the named executive officer’s principal place of employment as of the date hereof.

The term “change in control” as used in the retention agreements and the 2005 Equity Incentive Plan shall mean any of the following events: (i) an acquisition (other than directly from the Company) by an individual, entity or a group (excluding the Company or an employee benefit plan of the Company or a corporation controlled by the Company’s shareholders) of 20% or more of either (A) the then-outstanding shares of Lazard Ltd Common Stock (treating, for this purpose, the then-outstanding Class II interests of LAZ-MD Holdings LLC (“Class II interests”) as shares of Lazard Ltd Common Stock on an as-if fully exchanged basis in accordance with the Master Separation Agreement) (the “Outstanding Company Common Stock”), assuming the full exchange of all of the then-outstanding Class II interests for shares of Lazard Ltd Common Stock in accordance with the Master Separation Agreement or (B) the combined voting power of the then-outstanding voting securities of the Company entitled to vote generally in the election of directors (the “Outstanding Company Voting Securities”); (ii) a change in a majority of the current Board of Directors (the “Incumbent Board”) (excluding any persons approved by a vote of at least a majority of the Incumbent Board other than in connection with an actual or threatened proxy contest); (iii) consummation of a merger, consolidation or sale of all or substantially all of the Company’s assets (collectively, a “Business Combination”) other than a Business Combination in which all or substantially all of the individuals and entities who are the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination (assuming in each case the full exchange of the Class II Interests for shares of Company Common Stock in accordance with the Master Separation Agreement) will beneficially own, directly or indirectly, more than 50% of, respectively, the outstanding shares of Lazard Ltd common stock, and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination, at least a majority of the board of directors of the resulting corporation were members of the Incumbent Board, and after which no Person owns 20% or more of the stock of the resulting corporation, who did not own such stock immediately before the Business Combination or (iv) shareholder approval of a complete liquidation or dissolution of the Company.

Director Compensation for 2006

Directors who are officers of Lazard do not receive any fees for their service as directors. In 2006 our directors’ compensation program provided that each of our non-executive directors would receive an annual cash retainer of $50,000 and an annual award of deferred stock units (“DSUs”) with a grant date value of $50,000. The chair of the Audit Committee of Lazard Ltd is paid an additional annual retainer of $30,000 and the chairs of each of the Nominating & Governance Committee and the Compensation Committee of Lazard Ltd are paid an additional annual retainer of $20,000, in each case 50% is paid in cash and 50% in DSUs. The other members of the Audit Committee of Lazard Ltd are paid an additional annual retainer of $20,000 and the other members of the Nominating & Governance Committee and the Compensation Committee of Lazard Ltd are paid an additional annual retainer of $15,000, in each case 50% is paid in cash and 50% in DSUs. Cash compensation is paid out on a quarterly basis and DSU awards as described above, are granted on an annual basis on June 1st of each year, except for initial pro-rated grants made to new directors upon their joining the Board of Lazard Ltd. The number of DSUs granted is based on the closing price of Lazard Ltd’s common stock on the NYSE on the date of grant.

Non-executive directors may elect to receive additional DSUs in lieu of some or all of their cash fees pursuant to the Lazard Ltd Directors Fee Deferral Unit Plan. DSUs awarded under this plan are granted on the same quarterly payment date as cash fees would have been received and the number of DSUs is calculated based on the closing price of the Lazard Ltd common stock on the payment date.

All DSUs awarded under these arrangements (1) are issued under the Lazard Ltd 2005 Equity Incentive Plan (or any successor plan), and (2) are converted to Class A common stock of Lazard Ltd on a one-for-one basis and distributed to the director after he or she resigns or otherwise ceases to be a member of our Board.

Directors	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Ronald J. Doerfler (3)	$24,500	$57,000	$275	$81,775
Steven J. Heyer (4)	$66,896	$70,958	$1,210	$139,064
Sylvia Jay (3)	$42,250	$77,645	$334	$120,229
Ellis Jones (4)	$50,000	$50,000	$926	$100,926
Anthony Orsatelli	$65,000	$65,000	$1,204	$131,204
Hal S. Scott (3)	$45,500	$83,617	$359	$129,476
John Shank (5)	$11,333	$21,167	$110	$32,610
Michael J. Turner (3)	$42,250	$77,645	$334	$120,229

(1)	The value of the DSUs is based on the amount that is recognized in our financial statements under FAS 123R. See Note 13 of notes to consolidated financial statements of Lazard Group for a discussion of the assumptions used in the valuation of the DSUs. The total number of DSUs held by each of our non-executive directors at December 31, 2006 was as follows: Mr. Doerfler, 1,530; Mr. Heyer, 4,884; Lady Jay, 1,853; Mr. Jones, 3,451; Mr. Orsatelli, 4,124; Mr. Scott, 1,995; and Mr. Turner, 1,853.
(2)	Represents cash dividends paid on the DSUs to each of the directors listed in the table.
(3)	Messrs. Scott, Turner and Lady Jay joined the Board on March 23, 2006. Mr. Doerfler joined the Board on June 19, 2006.
(4)	Mr. Heyer and Mr. Jones elected to defer their quarterly cash compensation into additional DSUs beginning in August 2006 and November 2006, respectively, pursuant to the terms of the Lazard Ltd Directors Fee Deferral Unit Plan, which was approved by our board of directors on May 9, 2006. For 2006 the amount of the deferral for each of Mr. Heyer and Mr. Jones was $33,750, and $12,500, respectively.
(5)	Dr. Shank passed away on March 30, 2006.

Mr. Vernon E. Jordan, Jr. is a member of our board of directors and is a senior managing director of Lazard. Mr. Jordan is not an executive officer of Lazard as that term is defined in the rules and regulations promulgated under the Exchange Act, and was therefore not included in the Summary Compensation Table. Mr. Jordan does not receive any fees for his service as director of Lazard. Mr. Jordan’s compensation as a senior managing director for 2006 was as follows:

Salary ($)	Annual Cash Bonus ($)	Restricted Stock Unit Awards ($)	All Other Compensation ($)	Total ($)
$500,000	$2,850,000	$100,723(1)	$539,745(2)	$3,990,468

(1)	The value of the RSUs is based on the amount that is recognized in our consolidated financial statements under FAS 123R and relates to the compensation recorded in 2006 in connection with 12,950 RSUs awarded to Mr. Jordan on January 24, 2006. See the narrative discussion under the heading “Grants of Plan Based Awards” for a description the terms and conditions of the January 2006 restricted stock unit grants. On January 23, 2007, Mr. Jordan received an RSU award with a grant date value of $650,000, which related to 2006 performance. See the narrative discussion under the heading “Compensation Discussion and Analysis — Design of Our Compensation Programs — Incentive Compensation” for a description the terms and conditions of the January 2007 RSU grants.
(2)	Pursuant to a letter agreement entered into with Mr. Jordan in 1999 and subsequently amended on January 1, 2004, Mr. Jordan is entitled to benefits on the same basis as other managing directors and to use, on a priority basis, a corporate apartment in New York. The incremental cost to Lazard of providing Mr. Jordan with use of this apartment was $288,000 in 2006. Mr. Jordan also received a tax gross-up payment of $250,000 as reimbursement for taxes paid on the imputed income from the use of the apartment. In connection with our recapitalization in May 2005, Mr. Jordan entered into a retention agreement in the form applicable to our named executive officers generally. See “The Retention Agreements with Named Executive Officers.”

On February 27, 2007, based on the recommendation of the Nominating & Governance Committee of Lazard Ltd, the Board of Directors approved an increase in non-executive director compensation payable in 2007. Pursuant thereto, non-executive directors will receive an annual cash retainer of $67,500 and an annual award of DSUs with a grant date value of $82,500 (subject to any individual director’s election to defer cash compensation into additional DSUs). Board committee fees remained unchanged.

Compensation Committee Interlocks and Insider Participation

The members of Lazard Ltd’s Compensation Committee are Steven J. Heyer, Lady Sylvia Jay, and Michael J. Turner. Mr. Wasserstein, our Chairman and Chief Executive Officer, serves as the Chairman and is the majority owner of Wasserstein Holdings, LLC, the ultimate general partner of Wasserstein & Co., LP, a separate merchant banking firm in which Lazard does not hold any economic interest and at which Ellis Jones, who serves on our Board of Directors, serves as Chief Executive Officer. See “Certain Relationships with our Directors, Executive Officers and Employees” above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 31, 2006, approximately 47.9% and 52.1% of our common membership interests are held by wholly-owned subsidiaries of Lazard Ltd and by LAZ-MD Holdings, respectively. Our managing member interests are held by two indirect wholly-owned subsidiaries of Lazard Ltd and our profit participation interests are held by various managing directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

Pursuant to the corporate governance listing standards of the NYSE, the Board of Directors has adopted standards for determining whether directors have material relationships with Lazard. The standards are set forth on Annex A to Lazard Ltd’s proxy statement. Under these standards, a director employed by Lazard cannot be deemed to be an “independent director,” and consequently Mr. Wasserstein and Mr. Jordan are not independent directors of Lazard. In addition, the Board has determined that Mr. Ellis Jones, the chief executive officer of Wasserstein & Co., LP, a private equity investment firm that is majority owned by Wasserstein Family Trusts and Mr. Wasserstein, also has been determined not to be independent at this time.

The Board has determined that Messrs. Doerfler, Heyer, Scott, Turner, and Lady Jay do not have a material relationship with Lazard under the Board’s standards for independence and accordingly each is independent under the NYSE corporate governance listing standards. In making its independence determinations the Board considered the engagement of Lazard in 2006 by The Hearst Corporation and L’Oreal USA, Inc., a sister company of L’Oreal UK. Mr. Doerfler is the chief financial officer of The Hearst Corporation and Lady Jay is vice chairman of L’Oreal UK. In both instances Lazard provided M&A advisory services in the ordinary course of business and the engagements were deemed per se immaterial pursuant to Lazard’s Standards of Director Independence.

The Board also determined that Mr. Orsatelli was independent, after giving careful consideration to the relationship between Lazard and IXIS Corporate & Investment Bank, of which Mr. Orsatelli is a member of the executive board. IXIS participated as an investor in our recapitalization transactions in May 2005, purchasing $150 million of Lazard Ltd’s equity security units and 2,000,000 shares of Class A common stock of Lazard Ltd at the IPO price of $25 per share. In connection with this investment, Lazard agreed to nominate one person designated by IXIS to our Board of Directors, currently Mr. Orsatelli. Lazard also has a cooperation arrangement with IXIS in France. The cooperation arrangement provides that Lazard Group and IXIS will (1) place and underwrite securities on the French equity primary capital markets under a common brand, “Lazard-Ixis,” and cooperate in their respective origination, syndication and placement activities, (2) form an alliance in real estate advisory work with the objective of establishing a common brand for advisory and financing operations within France, and (3) create an exclusive mutual referral cooperation arrangement, subject to the fiduciary duties of each firm, with the goal of referring clients from Lazard Group to IXIS for services relating to corporate banking, lending, securitizations and derivatives within France and from IXIS to Lazard Group for mergers and acquisitions advisory services within France. In addition to activities conducted under the cooperation arrangement, in 2006 we advised on a major internal reorganization of Caisse Nationale des Caisses d’Epargne (“CNCE”), the former parent holding company of IXIS, involving both its shareholders and its subsidiaries. The CNCE reorganization involved (i) restructuring the shareholders of CNCE, involving the exit of Caisse des Depots, (ii) the formation of a new investment banking entity, Natixis, owned jointly by CNCE, the Banque Federale des Banques Populaires and the public, and (iii) the concomitant secondary offering of Natixis shares. Pursuant to this reorganization IXIS Corporate & Investment Bank became a wholly-owned subsidiary of Natixis, and the common brand for Lazard’s cooperation arrangement became “Lazard-Natixis”. In addition, in November of 2006 Mr Orsatelli relinquished all his previous responsibilities in CNCE. In 2006, the cooperation arrangement generated approximately $55.4 million of gross revenue for IXIS and $27.9 million of gross revenue for Lazard (including underwriting fees from the Natixis secondary offering). We also received advisory fees of $17.7 million with respect to the CNCE reorganization and $0.5 million for advisory services on an unrelated transaction for CNCE in 2006. In 2005, Lazard advised IXIS on one transaction in Germany and received a fee of $1.8 million and advised CNCE on several transactions in Paris in 2004 and 2005 and received fees of $5.7 million, and $2.2 million, respectively. The Board determined, in its business judgment, that these relationships were not material, noting that (a) 2006 gross revenue generated pursuant to the cooperation arrangement and other transactions referenced above were less than 3% of Lazard’s gross revenues for 2006 and less than 1% of the annual gross revenue for each of CNCE and IXIS for 2006 and (b) at December 31, 2006, Lazard’s consolidated indebtedness to IXIS was less than 5% of Lazard’s total consolidated assets. See “Agreement with IXIS Corporate and Investment Bank “ and “Certain Relationships with Our Directors, Executive Officers and Employees.”

The Board also determined that Dr. John K. Shank, a director and member of Lazard Ltd’s Audit Committee who passed away on March 30, 2006, was independent.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Policy on Related Party Transactions

Our Board of Directors has adopted a written policy requiring that all “Interested Transactions” (as defined below) be approved or ratified by either the Nominating & Governance Committee of Lazard Ltd or, under certain circumstances, the Nominating & Governance Committee Chair of Lazard Ltd. The Nominating & Governance Committee of Lazard Ltd shall review the material facts of all Interested Transactions that require the Committee’s approval or ratification and either approve or disapprove of the entry into the Interested Transaction. In determining whether to approve or ratify an Interested Transaction, the Nominating & Governance Committee of Lazard Ltd takes into account, among other factors it deems appropriate, whether the Interested Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the interest of the “Related Party” (as defined below) in the transaction. In addition, the Board of Directors has delegated to the Chair of the Nominating & Governance Committee of Lazard Ltd the authority to pre-approve or ratify (as applicable) any Interested Transaction with a Related Party in which the aggregate amount involved is expected to be less than $1 million. A report is then made to the Nominating & Governance Committee of Lazard Ltd at its next regularly scheduled meeting of each new Interested Transaction pre-approved by the Nominating & Governance Committee Chair of Lazard Ltd. Any director who is a Related Party with respect to an Interested Transaction may not participate in any discussion or approval of such Interested Transaction. An “Interested Transaction” is one in which (i) we are a participant, (ii) the aggregate amount involved will or may be expected to exceed $120,000, (iii) one of our executive officers, directors, director nominees, 5% shareholders, or their family members (each a “Related Party”) has a direct or indirect material interest in the transaction, and (iv) the transaction is required to be disclosed in our Annual Report on Form 10-K pursuant to the rules and regulations promulgated by the SEC.

Related Party Transactions

On May 10, 2005, we completed a series of financing transactions the net proceeds of which were primarily used to redeem the outstanding Lazard Group membership interests of its historical partners. In the discussions below, we refer to these financing transactions and the IPO, collectively, as the “recapitalization.” Concurrently, on May 10, 2005, Lazard Group transferred its capital markets business, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services, its merchant banking fund management activities other than its existing merchant banking business in France and specified non-operating assets and liabilities, to LFCM Holdings. In the discussions below, we refer to these businesses, assets and liabilities as the “separated businesses” and these transfers collectively as the “separation.”

Relationship with LAZ-MD Holdings and LFCM Holdings

LAZ-MD Holdings controls Lazard Ltd. As of February 15, 2007, LAZ-MD Holdings owned approximately 52.1% of the voting power of all shares of Lazard Ltd’s voting stock through its ownership of the Class B common stock and is thereby able to control the election of Lazard Ltd’s directors. Through its control of Lazard Ltd, LAZ-MD Holdings controls Lazard Group. LAZ-MD Holdings’ voting power in Lazard Ltd is intended to mirror its economic interest in Lazard Group, and its voting power will decrease over time in connection with the exchange of the LAZ-MD Holdings exchangeable interests by the current and former working members of Lazard Group for shares of Lazard Ltd’s Class A common stock. The current and former working members of Lazard Group, including our managing directors who held working member interests at the time of the separation, own LAZ-MD Holdings exchangeable interests and, through the LAZ-MD Holdings stockholders’ agreement, have the right to cause LAZ-MD Holdings to vote its Class B common stock on an as-if-exchanged basis.

In addition, LFCM Holdings, which is the entity that owns and operates the separated businesses, ceased to be a subsidiary of Lazard Group and LAZ-MD Holdings at the time of the separation. It is owned by current and former working members of Lazard Group, including our managing directors and named executive officers, who are members of LAZ-MD Holdings. Our president, Charles G. Ward, III, was the chairman of LFCM Holdings until he resigned from that position on November 8, 2006. LFCM Holdings has reimbursed us $500,000 for a portion of Mr. Ward’s salary and bonus in 2006 for services that Mr. Ward rendered to LFCM Holdings as its chairman through November 8, 2006. Another managing director of Lazard Freres & Co LLC replaced Mr. Ward as chairman of LFCM Holdings and we continue to be reimbursed for a portion of his salary and bonus for services rendered in such capacity.

We entered into several agreements with Lazard Group, LAZ-MD Holdings and LFCM Holdings to effect the separation and recapitalization transactions and to define and regulate the relationships of the parties. On November 6, 2006, Lazard Ltd, Lazard Group and LAZ-MD Holdings entered into certain modifications to those arrangements as requested by LAZ-MD Holdings on behalf of its members primarily related to the terms of exchangeability of the LAZ-MD Holdings exchangeable interests and the registration rights associated with the shares of our common stock issuable upon exchange of those interests. The modifications, which have been approved by the boards of directors of Lazard Ltd, Lazard Group and LAZ-MD Holdings, and, in accordance with the terms of the LAZ-MD Holdings stockholders’ agreement, the requisite vote of the holders of LAZ-MD Holdings exchangeable interests party thereto, involve changes to the stockholders’ agreement, the master separation agreement, and the retention agreements entered into with each managing director of Lazard in connection with the IPO, including the named executive officers. Except as described in this section, we do not have any material arrangements with LAZ-MD Holdings and LFCM Holdings other than ordinary course business relationships on arm’s length terms.

On May 24, 2006 Lazard Group entered into a letter agreement with Lazard Capital Markets LLC, a subsidiary of LFCM Holdings. The letter agreement provided that Lazard Capital Markets, as a registered broker-dealer, on behalf of Lazard Group, would make certain open market purchases of Lazard Ltd’s Class A common stock from time to time as directed by Lazard Group. All such purchases were to be made accordance with the

“safe-harbor” provisions of Rule 10b-18 promulgated under the Exchange Act, and Lazard Capital Markets would receive a customary commission. On June 13 and June 14, 2006, Lazard Group repurchased an aggregate of 115,000 shares of Lazard Ltd’s Class A common stock at a total cost of $4,178,841 (average cost per share $36.34) and paid Lazard Capital Markets a brokerage commission of $1,438. The Nominating & Governance Committee of Lazard Ltd approved this arrangement pursuant to our policy on related party transactions.

On November 30, 2006, pursuant to a public offering that was registered with the SEC, Lazard Ltd, together with certain selling stockholders, sold 14,050,400 shares of Lazard Ltd Class A common stock to the general public at a price of $45.42 per share. The offering was underwritten by Goldman, Sachs & Co. and Lazard Capital Markets LLC. Goldman, Sachs acted as sole book-running manager and the representative of the underwriters. The underwriting discounts and commissions paid to the underwriters by Lazard and the selling shareholders were negotiated with Goldman, Sachs on an arms-length basis. Goldman, Sachs purchased 80% of the shares being offered by Lazard Ltd and the selling shareholders, and Lazard Capital Markets purchased the remaining 20%, at an underwriting discount of $1.70325 per share. Lazard Capital Markets earned revenue, net of estimated underwriting expenses, of approximately $4.1 million from the sale of shares of Lazard Ltd Class A common stock in the offering. This public offering, including the selection of Lazard Capital Markets as an underwriter, was approved by Lazard Ltd’s board of directors. Pursuant to the Business Alliance Agreement with LFCM Holdings (described below), we received approximately half of the underwriting discount proceeds obtained by Lazard Capital Markets, a subsidiary of LFCM Holdings, in connection with this offering. See “—Business Alliance Agreement.”

Agreements with LAZ-MD Holdings and LFCM Holdings

We have provided below summary descriptions of the master separation agreement and the other key related agreements we entered into with Lazard Ltd, LAZ-MD Holdings and LFCM Holdings in connection with the separation and recapitalization transactions, as well as any amendments thereto. These agreements effected the separation and recapitalization transactions and also provide a framework for our ongoing relationship with LAZ-MD Holdings and LFCM Holdings. These agreements include:

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

Master Separation Agreement

On May 10, 2005, Lazard Group entered into the master separation agreement with Lazard Group, LAZ-MD Holdings and LFCM Holdings. The master separation agreement contains key provisions relating to the separation and recapitalization transactions and the relationship among the parties after completion of the separation and recapitalization. The master separation agreement identified the assets, liabilities and businesses of Lazard Ltd that were transferred to LFCM Holdings in connection with the separation and recapitalization and described when and how the separation and recapitalization occurred. In addition, the master separation agreement continues to regulate aspects of the relationship among the parties, including the exchange mechanics of the LAZ-MD Holdings exchangeable interests.

Relationship Among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings. The master separation agreement contains various provisions governing the relationship among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings after the separation and recapitalization, including with respect to the following matters.

Limitation on Scope of LAZ-MD Holdings’ Operations. The master separation agreement provides that LAZ-MD Holdings will not engage in any business other than to act as the holding company for the working members’ interests in Lazard Group and Lazard Ltd’s Class B common stock and actions incidental thereto, except as otherwise agreed by Lazard Ltd.

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

LAZ-MD Holdings Exchangeable Interests. The master separation agreement sets forth the terms and arrangements with respect to the LAZ-MD Holdings exchangeable interests, including the exchange rate and timing of exchangeability of those interests.

Indemnification. In general, under the master separation agreement, Lazard Group indemnifies LFCM Holdings, LAZ-MD Holdings and their respective representatives and affiliates for any and all losses (including tax losses) that such persons incur to the extent arising out of or relating to our business (both historically and in the future) and any and all losses that LFCM Holdings, LAZ-MD Holdings and their respective representatives and affiliates incur arising out of or relating to any breach of the master separation agreement by Lazard Group or Lazard Ltd.

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

Other Provisions. The master separation agreement also contains provisions governing the sharing of information between Lazard Ltd and Lazard Group, on the one hand, and LAZ-MD Holdings and LFCM Holdings, on the other hand.

On November 6, 2006, Lazard Ltd, Lazard Group and LAZ-MD Holdings entered into Amendment No. 1 to the master separation agreement (the “amendment”). The amendment modified the provisions of the master separation agreement relating to the exchange terms of the LAZ-MD Holdings exchangeable interests. The modifications included the following:

•

An exchange of LAZ-MD Holdings exchangeable interests may be conditioned upon the actual sale of all or any portion (such amount designated by the holder) of the LAZ-MD Holdings exchangeable interests in connection with a registered offering.

•

Holders of LAZ-MD Holdings exchangeable interests that are then exchangeable may exchange these interests not only at annual registration periods but also in connection with demand and piggy-back registration opportunities and during window periods after the filing of selected Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K by Lazard Ltd.

•

In addition to requiring the consent of Lazard Ltd, Lazard Group and LAZ-MD Holdings to amend the exchangeability provisions, any amendment that materially and adversely impacts the rights of any holder thereunder requires the consent of such holder or it will not apply to such person unless such amendment applies to and affects the rights of all holders equally, regardless of whether or not such person is providing services to Lazard Ltd.

Lazard License Agreement

The logo, trademarks, trade names and service marks of Lazard are currently property of various wholly-owned subsidiaries of Lazard Group. Pursuant to the master separation agreement, Lazard Group and those subsidiaries entered into a license agreement with LFCM Holdings that governs the use of the Lazard and LF names by LFCM Holdings in connection with the separated businesses.

In general, LFCM Holdings is permitted to use the Lazard and LF names to the extent that the Lazard name was being used at the time of the separation and recapitalization by the separated businesses and is permitted to use the LF name solely for the use of the name LFCM Holdings LLC in its capacity as a holding company for the separated businesses. Under the agreement, LFCM Holdings pays $100,000 per year for the right to license the Lazard name. The license survives with respect to capital markets activities until the expiration or termination of the business alliance provided for in the business alliance agreement that LFCM Holdings entered into with Lazard Group. With respect to merchant banking activities, LFCM Holdings’ license survives until the earlier of the expiration, termination or closing of the options to purchase the North American and European merchant banking businesses, granted in the business alliance agreement, as described in “—Business Alliance Agreement”, or until the business alliance agreement is terminated. The license for the LF name in LFCM Holdings LLC may be terminated by either party for any reason after the license with respect to the capital markets business and the license for the merchant banking activities have both expired or been terminated. Upon termination of either the license with respect to the capital markets business or the license for the merchant banking activities, the license fee for the calendar year following the termination and each year thereafter will be $75,000 per year. If both of those licenses are terminated, the license fee for the calendar year following the termination and each year thereafter will be $25,000 per year.

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

Lazard Group charges LFCM Holdings for the above services based on Lazard Group’s cost allocation methodology. Notwithstanding Lazard Group’s providing data processing services, Lazard Group does not provide any security administration services, as such services were transferred to LFCM Holdings.

Pursuant to the administrative services agreement, Lazard Group also provides tax services to LAZ-MD Holdings and LFCM Holdings provides security administrative services to Lazard Group.

The services provided by Lazard Group to LFCM Holdings, and by LFCM Holdings to Lazard Group, under the administrative services agreement generally will be provided until December 31, 2008. LFCM Holdings and Lazard Group have a right to terminate the services earlier if there is a change of control of either party or the business alliance provided in the business alliance agreement expires or is terminated. The party receiving a service may also terminate a service earlier upon 180 days’ notice as long as such receiving party pays the service provider an additional 3 months of service fee for the terminated service. The services provided by Lazard Group to LAZ-MD Holdings will generally be provided until December 31, 2014, unless terminated earlier because of a change of control of either party.

In the absence of gross negligence or willful misconduct, the party receiving services under the administrative services agreement waives any rights and claims it may have against the service provider in respect of any services provided under the administrative services agreement.

Business Alliance Agreement

Lazard Group and LFCM Holdings entered into a business alliance agreement that provides for the continuation of Lazard Group’s and LFCM Holdings’ business relationships in the areas and on the terms summarized below.

The business alliance agreement provides that Lazard Group will refer to LFCM Holdings selected opportunities for underwriting and distribution of securities. In addition, Lazard Group will provide assistance in the execution of any such referred business. In exchange for this referral obligation and assistance, Lazard Group is entitled to a referral fee from LFCM Holdings equal to approximately half of the revenue obtained by LFCM Holdings in respect of any underwriting or distribution opportunity. In addition, LFCM Holdings will refer opportunities in the Financial Advisory and Asset Management businesses to Lazard Group. In exchange for this referral, LFCM Holdings is entitled to a customary finders’ fee from Lazard Group. In addition, the business alliance agreement further provides that, during the term of the business alliance, Lazard Frères & Co. LLC and LAM Securities will introduce execution and settlement transactions to newly-formed broker-dealer entities affiliated with LFCM Holdings. The term of the business alliance expires on May 10, 2010, subject to periodic automatic renewal, unless either party elects to terminate in connection with any such renewal or elects to terminate on account of a change of control of either party.

In addition, the business alliance agreement granted Lazard Group options to acquire the North American and European merchant banking activities of Lazard Alternative Investments Holdings LLC, or “LAI,” the subsidiary of LFCM Holdings that owns and operates all of LFCM Holdings’ merchant banking activities, exercisable at any time prior to the ninth anniversary of the equity public offering for a total price of $10 million. The option may be exercised by Lazard Group in two parts, consisting of an $8 million option to purchase the North American merchant banking activities and a $2 million option to purchase the European merchant banking activities. LAI’s merchant banking activities initially consist of the merchant banking management and general partner entities that were transferred to LFCM Holdings in connection with the separation. The business alliance agreement provides that, prior to the expiration, termination or exercise of the options, Lazard Group has certain governance rights with respect to LAI, and LFCM Holdings is required to support the business of LAI. In addition, Lazard Group is obligated to abide by obligations that existed as of the date of the separation and recapitalization with respect to funds existing as of such date and, other than with respect to the merchant banking operations retained by Lazard Group in the separation, Lazard Group will not compete with the merchant banking business of LAI until the expiration, termination or exercise of the options. Lazard Group may agree to new capital commitments and other obligations with respect to newly formed funds in its sole discretion. Lazard Group may be entitled to receive from LFCM Holdings all or a portion of payments from the incentive fees attributable to newly established LAI funds, such as Corporate Partners II Limited, less compensation payable to investment professionals who manage these funds.

From time to time we have considered exercising the option to acquire the merchant banking business and have had preliminary conversations with LFCM Holdings in that regard.

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

LAZ-MD Holdings Stockholders’ Agreement

Members of LAZ-MD Holdings, consisting of the current and former working members of Lazard Group, including our managing directors, have entered into a stockholders’ agreement with LAZ-MD Holdings and Lazard Ltd that addresses, among other things, LAZ-MD Holdings’ voting of its share of Class B common stock and registration rights in favor of the shareholders who are party to the agreement. Every working member at the time of the separation and recapitalization was offered the opportunity to become a party to the LAZ-MD Holdings stockholders’ agreement.

The LAZ-MD Holdings stockholders’ agreement will continue in effect until all LAZ-MD Holdings exchangeable interests have been exchanged for shares of Lazard Ltd’s common stock, and individual members of LAZ-MD Holdings will cease being party to the LAZ-MD Holdings stockholders’ agreement upon full exchange of his or her LAZ-MD Holdings exchangeable interests and underlying Lazard Group interests for Lazard Ltd’s common stock and such common stock is capable of resale generally under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). The LAZ-MD Holdings stockholders’ agreement may be terminated on an earlier date by LAZ-MD Holdings members entitled to vote at least 66 2/3% of the aggregate voting power represented by the LAZ-MD Holdings members who are party to the LAZ-MD Holdings stockholders’ agreement. The LAZ-MD Holdings stockholders’ agreement generally may be amended at any time by a majority of the aggregate voting power represented by LAZ-MD Holdings members who are party to the LAZ-MD Holdings stockholders’ agreement.

On November 6, 2006, Lazard Group delivered to LAZ-MD Holdings an acknowledgement letter (the “acknowledgement letter”) modifying the terms of the retention agreements of persons party to the amended and restated LAZ-MD stockholders’ agreement who are currently managing directors. The modifications include Lazard Group’s agreement that, in the event that any such person shall become entitled to exchangeability immediately following the third anniversary of the initial equity public offering, or May 10, 2008, of his or her LAZ-MD Holdings exchangeable interests, that person will not forfeit the right to early exchangeability with respect to the first tranche of his or her LAZ-MD Holdings exchangeable interests if he or she breaches the restrictive covenants (i.e., non-compete and non-solicitation provisions) in the retention agreement of such individual (although shares in the second and third tranches that would otherwise become exchangeable would not be exchangeable until the eighth anniversary of our initial equity public offering (May 10, 2013) in such an instance). The terms of the acknowledgement letter were approved by our board of directors.

Certain Relationships with Our Directors, Executive Officers and Employees

Mr. Anthony Orsatelli, a member of our Board of Directors, is a member of the executive board of IXIS Corporate & Investment Bank In April 2004, Lazard Group and IXIS entered into a cooperation arrangement to place and underwrite securities on the French equity primary capital markets under a common brand, “Lazard-Ixis,” and cooperate in their respective origination, syndication and placement activities. This cooperation covers French listed companies exceeding a market capitalization of €500 million. On March 15, 2005, Lazard Group and IXIS expanded this arrangement into an exclusive arrangement within France. The cooperation arrangement also provides for an alliance in real estate advisory work with the objective of establishing a common brand for advisory and financing operations within France. It also added an exclusive mutual referral cooperation arrangement, subject to the fiduciary duties of each firm, with the goal of referring clients from Lazard Group to IXIS for services relating to corporate banking, lending, securitizations and derivatives within France and from IXIS to Lazard Group for mergers and acquisitions advisory services within France. This expanded cooperation arrangement has a term of three years through May 10, 2008. In 2006, the cooperation arrangement generated $27.9 million of gross revenue for Lazard.

In connection with the cooperation arrangement, Lazard Group and IXIS have developed a business plan to promote mutual revenue production and sharing relating to the cooperation activities. As part of that plan, revenue from the various activities subject to the cooperation arrangement is credited towards a target weighted revenue number (the “Notional Reserve”) of €20 million (which the parties may agree to reduce if aspects of the cooperation do not take place), calculated by applying varying percentages depending on the source of the revenue plus the underwriting commissions received by IXIS for the ESUs. If at the end of the initial term of the cooperation arrangement (a) the sum of that calculation is less than the Notional Reserve, (b) the cooperation arrangement is not renewed and (c) Lazard Ltd’s common stock price fails to exceed $25 per share for a specified period, Lazard Group or its affiliate will pay IXIS or one of its affiliates the difference between the Notional Reserve and the sum of (1) the weighted revenue credits and (2) any gain IXIS has realized on a sale of its investment in our securities prior to the end of the initial term of the arrangement. The level of this potential payment would depend, among other things, on the level of revenue generated by the cooperation activities. The potential payment is limited, as of December 31, 2006, to a maximum of approximately €8 million (subject to further reduction in certain circumstances) which would only occur if the cooperation activities generate no revenue over the remaining initial period of such activities and the other conditions noted above have not been met.

In 2006, we advised on a major internal reorganization of CNCE, the former parent holding company of IXIS, involving both its shareholders and its subsidiaries. Pursuant to this reorganization IXIS Corporate & Investment Bank became a wholly-owned subsidiary of Natixis, and the common brand for Lazard’s cooperation arrangement became “Lazard-Natixis”. In addition, Mr Orsatelli relinquished all his previous responsibilities in CNCE. We received advisory fees of $17.7 million with respect to the CNCE reorganization and $0.5 million for advisory services on an unrelated transaction for CNCE in 2006.

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

The Wasserstein funds may engage in activities that are similar to those in which we and our affiliates are engaged. If Mr. Wasserstein desires to make available any corporate opportunity of ours or our affiliates that arises from a relationship of ours or any of our affiliates (other than any relationship of Mr. Wasserstein existing on November 15, 2001), those opportunities can only be referred to the Wasserstein funds if Mr. Wasserstein first obtains the written consent of our Nominating & Governance Committee.

In 2006, Aggregate Industries acquired Meyer Material Company from U.S. Equity Partners II, L.P. and Park Avenue Equity Partners, L.P. for $231 million. Lazard was engaged by Meyer Material Company to advise it on this transaction and received a customary fee of $2.5 million. U.S. Equity Partners II, L.P is private equity fund whose general partner is an affiliate of Wasserstein & Co., LP. The Nominating & Governance Committee of Lazard Ltd approved this arrangement pursuant to our policy on related party transactions.

Item 14.	Principal Accountant Fees and Services

Fees of Independent Registered Public Accounting Firm

Deloitte & Touche LLP acted as Lazard’s independent registered public accounting firm for the years ended December 31, 2006 and 2005. Fees for services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows (in thousands of dollars):

Fees	2006	2005
Audit Fees for the audit of Lazard’s annual financial statements, the audit of the effectiveness of Lazard’s controls over financial reporting and reviews of the financial statements included in Lazard’s quarterly reports on Form 10-Q, including services in connection with statutory and regulatory filings or engagements	$5,251	$2,702
Audit-Related Fees, including fees for audits of employee benefit plans, computer and control related audit services, agreed-upon procedures, merger and acquisition assistance and other accounting research services	$983	$411
Tax Fees for tax consulting and compliance services not related to the audit	$1,013	$700
All Other Fees (including IPO-related fees ($1,319) and services related to public company requirements in 2005)	$—	$1,899

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

The financial statement schedule required in the annual report on Form 10-K is listed on page F-1 hereof. The required schedule appears on pages F-1 through F-7 hereof.

3.	Exhibits

3.1	Lazard Group LLC’s Certificate of Formation (incorporated by reference to Exhibit 3.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

3.2	Lazard Group LLC’s Certificate of Amendment of Certificate of Formation of Lazard Group LLC, changing name to Lazard Group LLC (incorporated by reference to Exhibit 3.2 to the Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

3.3	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

3.4	Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to the Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on December 19, 2005).

4.1	Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.2	First Supplemental Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to the Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.3	Registration Rights Agreement, dated as of May 10, 2005, by and between Lazard Group LLC, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives for the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.4	Second Supplemental Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.37 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.5	Third Supplemental Indenture, dated as of December 19, 2005, by and among Lazard Group LLC, The Bank of New York, as trustee, and for purposes of consent, Lazard Group Finance LLC (incorporated by reference to Exhibit 4.02 to the Lazard Group LLC’s Current Report on Form 8-K (Commission File No. 333-126751) filed on December 19, 2005).

4.6	Purchase Contract Agreement, dated as of May 10, 2005, by and between Lazard Ltd and The Bank of New York, as Purchase Contract Agent (incorporated by reference to Exhibit 4.4 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.7	Pledge Agreement, dated as of May 10, 2005, by and among Lazard Ltd, The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York, as Purchase Contract Agent (incorporated by reference to Exhibit 4.5 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.8	Pledge Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.9	Form of Normal Equity Security Units Certificate (included in Exhibit 4.6).

4.10	Form of Stripped Equity Security Units Certificate (included in Exhibit 4.6).

4.11	Form of Senior Note (included in Exhibit 4.5).

4.12	$546 million 7.125% Senior Notes Due 2015, issued by Lazard Group LLC (incorporated by reference to Exhibit 4.5 to Lazard Group LLC’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 10, 2005).

10.1	Master Separation Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 2.1 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.2	Amendment No. 1, dated as of November 6, 2006, to the Master Separation Agreement, dated as of May 10, 2005, by and among the Lazard Ltd, Lazard Group LLC and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 7, 2006).

10.3	Class B-1 and Class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

10.4	Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006, by and among LAZ-MD Holdings LLC, Lazard Ltd and certain members of LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 7, 2006).

10.5	Employee Benefits Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.6	Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.7	License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company, LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co. Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8	Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and Lazard Group LLC (incorporated by reference to Exhibit 10.7 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9		Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.10		First Amended and Restated Limited Liability Company Agreement of Lazard Asset Management LLC, dated as of January 10, 2003 (incorporated by reference to Exhibit 10.10 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.11		Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.12		Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.13		Lease with an Option to Purchase, dated as of July 11, 1990, by and between Sicomibail and Finabail and SCI du 121 Boulevard Hausmann (English translation) (incorporated by reference to Exhibit 10.20 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.14		Occupational Lease, dated as of August 9, 2002, Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.15	*	Lazard Ltd’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.16	*	Lazard Ltd’s 2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.17	*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, by and among Lazard Ltd, Lazard Group LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.23 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.18	*	Agreement Relating to Reorganization of Lazard, dated as of May 10, 2005, by and among Lazard LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.24 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.19	*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, by and among Lazard Ltd, Lazard Group LLC and Steven J. Golub (incorporated by reference to Exhibit 10.25 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.20	*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for, each of Michael J. Castellano, Scott D. Hoffman and Charles G. Ward III (incorporated by reference to Exhibit 10.26 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.21	*	Agreements Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

10.22	*	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.23	*	Acknowledgement Letter, dated as of November 6, 2006, from Lazard Group LLC to certain managing directors of Lazard Group LLC modifying the terms of the retention agreements of persons party to the Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 7, 2006).

10.24		Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.25		Registration Rights Agreement, dated as of May 10, 2005 by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.26		Letter Agreement, dated as of May 10, 2005, with Bruce Wasserstein family trusts (incorporated by reference to Exhibit 10.31 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.27		Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.32 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.28		First Amendment, dated as of March 28, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q (File No. 333-126751) filed on May 11, 2006).

10.29		Second Amendment, dated as of May 17, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.30	*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.31	*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.32	*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.33		Termination Agreement, dated as of March 31, 2006, by and among Banca Intesa S.p.A., Lazard Group LLC, and Lazard & Co. S.r.l. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on April 4, 2006).

10.34		Amended and Restated $150 Million Subordinated Convertible Promissory Note due 2018, issued by Lazard Funding LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.35		Amended and Restated Guaranty of Lazard Group LLC to Banca Intesa S.p.A., dated as of May 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.36		$96 Million Senior Promissory Note due 2008, issued by Lazard Group LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.37		$50 Million Subordinated Promissory Note due 2008, issued by Lazard Group LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.38		Certificate of Transfer and Assignment with Amendments, dated as of May 15, 2006, by and between Banca Intesa S.p.A. and Citibank, N.A., acknowledged and accepted for certain purposes by Lazard Group LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.39	*	Directors’ Fee Deferral Unit Plan. (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q (File No. 333-126751) filed on May 11, 2006).

10.40	*	First amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard 2005 Equity Incentive Plan.

12.1		Computation of Ratio of Earnings to Fixed Charges.

21.1		Subsidiaries of Registrant.

31.1		Rule 13a-14(a) Certification of Bruce Wasserstein.

31.2		Rule 13a-14(a) Certification of Michael J. Castellano.

32.1		Section 1350 Certification for Bruce Wasserstein.

32.2		Section 1350 Certification for Michael J. Castellano.

* Management contract or compensatory plan or arrangement

LAZARD GROUP LLC

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

ITEMS 15 (a)(1) AND 15 (a)(2)

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2006 AND 2005

(dollars in thousands)

	December 31,
	2006	2005
ASSETS:
Cash and cash equivalents	$319,896	$3,624
Investments in subsidiaries, equity basis	849,009	477,422
Due from subsidiaries	28,123	4,422
Related party receivables	1,021	27,550
Other receivables		50
Long-term investments	16,994	1,777
Other assets	11,856	10,424

Total Assets	$1,226,899	$525,269

LIABILITIES AND MEMBERS’ DEFICIENCY:
Liabilities:
Accrued compensation and benefits	$116,834	$96,113
Due to subsidiaries	203,364	264,645
Other liabilities	17,689	17,350
Senior borrowings	1,083,500	1,017,500
Subordinated borrowings	50,000

Total Liabilities	1,471,387	1,395,608

Commitments and contingencies
Members’ Deficiency:
Members’ deficiency	(277,751)	(835,997)
Accumulated other comprehensive income (loss), net of tax	33,263	(34,342)

Total Members’ Deficiency	(244,488)	(870,339)

Total Liabilities and Members’ Deficiency	$1,226,899	$525,269

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(dollars in thousands)

	Years Ended December 31,
	2006	2005	2004
REVENUE:
Equity in earnings of subsidiaries(*)	$500,013	$386,525	$260,288
Interest income	2,586	145	80
Other	12,749	1,577	2,756

Total revenue	515,348	388,247	263,124
Interest expense	75,565	40,230	8,097

Net revenue	439,783	348,017	255,027

OPERATING EXPENSES(*):
Compensation and benefits (*)	168,250	88,576
Professional fees	5,623	2,532	1,052
Other	(632)	(536)	7,001

Total operating expenses	173,241	90,572	8,053

OPERATING INCOME FROM CONTINUING OPERATIONS(*)	266,542	257,445	246,974
Provision for income taxes	2,549	1,562

INCOME FROM CONTINUING OPERATIONS(*)	263,993	255,883	246,974
LOSS FROM DISCONTINUED OPERATIONS(*)		(659)

NET INCOME ALLOCABLE TO MEMBERS(*)	$263,993	$255,224	$246,974

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

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(dollars in thousands)

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income allocable to members	$263,993	$255,224	$246,974
Adjustments to reconcile net income amounts to net cash provided by operating activities—
Noncash transactions in net income allocable to members:
Equity in earnings of subsidiaries	(500,013)	(386,525)	(260,288)
Dividends received from subsidiaries	328,926	335,419	281,225
Gain on termination of strategic alliance	(13,695)
Amortization of deferred expenses, stock units and interest rate hedge	26,792	1,618
(Increase) decrease in due to/from subsidiaries	(34,982)	117,340	87,175
Changes in other operating assets and liabilities	32,340	76,268	4,856

Net cash provided by operating activities	103,361	399,344	359,942

CASH FLOWS FROM INVESTING ACTIVITIES: Capital contributed to subsidiaries	(21,160)	(13,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity in capital transactions of subsidiaries		179,544
Proceeds from sale of common membership interests relating to Lazard Ltd’s Primary Offering and Equity Public Offering in December, 2006 and May, 2005, respectively	349,137	871,656
Proceeds from issuance of equity security units, net of expenses of $15,941		421,559
Proceeds from issuance of Lazard Group senior notes, net of original discount and other expenses of $5,276		544,724
Proceeds from (repayment of) other senior borrowings	(30,000)	30,000
Distributions and withdrawals to members for the periods through May 9, 2005		(419,115)	(366,182)
Distributions to members for the periods subsequent to May 9, 2005	(79,090)	(32,310)
Purchase contracts relating to equity security units		(6,013)
Settlement of interest rate hedge		(11,003)
Redemption of historical partner interests (including mandatorily redeemable preferred stock of $100,000)		(1,617,032)
Distribution of separated business		(243,178)
Distributions to LAZ-MD Holdings and LFCM Holdings		(150,000)
Indemnity from LFCM Holdings relating to U.K. pension		53,600
Repurchase of common membership interest from LAZ-MD Holdings		(4,507)
Purchase of Lazard Ltd Class A common stock	(4,179)
Other financing transactions	(1,797)

Net cash provided by (used in) financing activities	234,071	(382,075)	(366,182)

Net increase (decrease) in cash and cash equivalents	316,272	3,423	(6,240)
Cash and cash equivalents, January 1	3,624	201	6,441

Cash and cash equivalents, December 31	$319,896	$3,624	$201

Supplemental financing non-cash transactions in 2006:
Issuance of senior promissory note for the acquisition of equity interest in Lazard Italy	$96,000
Issuance of subordinated borrowings in exchange for receivable from subsidiary	$50,000

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIENCY)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(dollars in thousands)

	Members’ Equity (Deficiency)	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Members’ Equity (Deficiency)

Balance—January 1, 2004	$485,948	$49,777	$535,725

Comprehensive income (loss):
Net income allocable to members	246,974		246,974
Other comprehensive income (loss)—net of tax:
Currency translation adjustment		29,890	29,890
Minimum pension liability adjustments		(61,609)	(61,609)

Comprehensive income			215,255
Distributions and withdrawals to members	(366,182)		(366,182)

Balance—December 31, 2004	366,740	18,058	384,798

Comprehensive income (loss):
Net income allocable to members	255,224		255,224
Other comprehensive income (loss)—net of tax:
Currency translation adjustment		(46,552)	(46,552)
Minimum pension liability adjustments		4,449	4,449
Interest rate hedge		(10,297)	(10,297)

Comprehensive income			202,824

Distribution of net assets of separated businesses	(243,178)		(243,178)
Indemnity from LFCM Holdings relating to U.K. pension	53,600		53,600
Net proceeds from sale of common membership interests to Lazard Ltd, including $32,921 issued in cashless exchange	871,656		871,656
Distributions and withdrawals to members for the period through May 9, 2005	(419,115)		(419,115)
Distribution to members for the period subsequent to May 9, 2005	(32,310)		(32,310)
Redemption of historical partner interests	(1,517,032)		(1,517,032)
Costs related to issuance of purchase contracts associated with equity security units	(12,086)		(12,086)
Purchase contracts associated with equity security units	(6,013)		(6,013)
Repurchase of common membership interest from LAZ-MD Holdings	(4,507)		(4,507)
Amortization of stock units	1,024		1,024
Distribution to LAZ-MD Holdings and LFCM Holdings	(150,000)		(150,000)

Balance—December 31, 2005	(835,997)	(34,342)	(870,339)

Comprehensive income:
Net income allocable to members	263,993		263,993
Other comprehensive income—net of tax:
Currency translation adjustment		51,068	51,068
Minimum pension liability adjustments		13,683	13,683
Amortization of interest rate hedge		1,100	1,100

Comprehensive income			329,844

Adoption of FASB Statement No. 158		1,754	1,754
Distributions to members	(79,090)		(79,090)
Purchase of 115,000 shares of Lazard Ltd Class A common stock	(4,179)		(4,179)
Amortization of stock units	22,995		22,995
Net proceeds from sale of common membership interests relating to Lazard Ltd’s Primary Offering in December, 2006	349,137		349,137
Other capital transactions	5,390		5,390

Balance—December 31, 2006*	$(277,751)	$33,263	$(244,488)

*	Includes 107,652,516 common membership interests and two managing member interests outstanding.

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(dollars in thousands, unless otherwise noted)

1.    BASIS OF PRESENTATION

The accompanying Lazard Group LLC condensed financial statements (the “Parent Company Financial Statements”), including the notes thereto, should be read in conjunction with the consolidated financial statements of Lazard Group LLC and its subsidiaries (“the Company”) and the notes thereto.

The Parent Company Financial Statements for the years ended December 31, 2006, 2005 and 2004 are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosures in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable. Actual results could differ materially from these estimates.

The Parent Company Financial Statements include investments in subsidiaries, accounted for under the equity method.

The accompanying condensed financial statements do not reflect what the results of operations and financial position of Lazard Group would have been had it been a stand-alone, public company prior to May 10, 2005. In addition, the Parent Company’s equity in earnings of subsidiaries and its results of operations for periods until the equity public offering on May 10, 2005 are not comparable to results of operations for subsequent periods as described below.

•

Payments for services rendered by the Company’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense. As a result, prior to May 10, 2005, Lazard Group’s operating income included within the accompanying Parent Company Financial Statements did not reflect payments for services rendered by its managing directors. For periods subsequent to the consummation of the equity public offering as described in Note 2 of Notes to Consolidated Financial Statements, the Parent Company Financial Statements include all payments for services rendered by our managing directors and distributions to profit participation members within “compensation and benefits” expense and “equity in earnings of subsidiaries” in the accompanying condensed statements of income.

•	The use of proceeds from the financing transactions.

•	The net incremental interest expense related to the financing transactions.

2.    MANDATORILY REDEEMABLE PREFERRED STOCK

In 2001, Lazard Group issued mandatorily redeemable preferred stock (“Class C Preferred Interests”) for an aggregate amount of $100,000. The Class C Preferred Interests were subject to mandatory redemption by Lazard Group in March 2011 and, prior to such date, were redeemable in whole or in part, at the Lazard Group’s option. The Class C Preferred Interests were entitled to receive distributions out of the profits of the Company at a rate of 8% per annum, which distributions were required to be paid prior to any distributions of profits to holders of any other existing class of interests in Lazard Group. The Class C Preferred Interests were redeemed in May 2005 as part of the recapitalization transactions. Interest on mandatorily redeemable preferred stock for the years ended December 31, 2005 and 2004 of ($8,000) and $8,000, respectively, is included in “interest expense” in the accompanying condensed statements of income. The credit in 2005 represents accrued dividends which were cancelled in connection with the redemption of membership interests of historical partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2007

LAZARD GROUP LLC

By:	/S/ BRUCE WASSERSTEIN

Bruce Wasserstein
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ BRUCE WASSERSTEIN Bruce Wasserstein	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2007

/S/ MICHAEL J. CASTELLANO Michael J. Castellano	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2007

/S/ RONALD J. DOERFLER Ronald J. Doerfler	Director	February 28, 2007

/S/ STEVEN J. HEYER Steven J. Heyer	Director	February 28, 2007

/S/ SYLVIA JAY Sylvia Jay	Director	February 28, 2007

/S/ ELLIS JONES Ellis Jones	Director	February 28, 2007

/S/ VERNON E. JORDAN, JR. Vernon E. Jordan, Jr.	Director	February 28, 2007

/S/ ANTHONY ORSATELLI Anthony Orsatelli	Director	February 28, 2007

/S/ HAL S. SCOTT Hal S. Scott	Director	February 28, 2007

/S/ MICHAEL J. TURNER Michael J. Turner	Director	February 28, 2007

II-1