Form 10-Q
period 2007-03-31
Lazard Group LLC
filed 2007-05-09
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, in addition to profit participation interests, there were 107,652,516 common membership interests and two managing member interests outstanding.

When we use the terms “Lazard Group” “Lazard”, “we”, “us”, “our”, and “the Company”, we mean Lazard Group LLC (formerly named Lazard LLC), a Delaware limited liability company that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock are publicly traded on the New York Stock Exchange under the Symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and its respective subsidiaries. Lazard Ltd has no material assets other than indirect ownership as of March 31, 2007 of approximately 47.9% of the common membership interests in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries who are co-managing members of Lazard Group.

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2007 AND DECEMBER 31, 2006

(UNAUDITED)

(dollars in thousands)

	March 31, 2007	December 31, 2006

ASSETS
Cash and cash equivalents	$651,605	$955,116
Cash segregated for regulatory purposes or deposited with clearing organizations	32,387	16,023
Securities owned—at fair value:
Bonds—Corporate	472,739	527,421
Equities	106,989	23,185
Non-U.S. Government and agency securities	29,035	28,729

	608,763	579,335

Receivables—net:
Banks	424,860	721,002
Fees	314,185	417,519
Customers	83,101	77,832
Related parties	17,170	18,560

	839,316	1,234,913

Long-term investments—at fair value	127,008	99,057

Property (net of accumulated amortization and depreciation of $186,112 and $181,812 at March 31, 2007 and December 31, 2006, respectively)	169,372	168,310
Goodwill	16,960	16,945
Other assets	129,509	117,508

Total assets	$2,574,920	$3,187,207

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

MARCH 31, 2007 AND DECEMBER 31, 2006

(UNAUDITED)

(dollars in thousands)

	March 31, 2007	December 31, 2006
LIABILITIES, MINORITY INTEREST AND MEMBERS’ DEFICIENCY
Liabilities:
Deposits and other customer payables	$800,718	$1,195,014
Accrued compensation and benefits	186,406	437,738
Senior borrowings	1,083,508	1,087,057
Capital lease obligations	25,387	25,445
Related party payables	2,751	3,513
Other liabilities	448,284	428,311
Subordinated borrowings	200,000	200,000

Total liabilities	2,747,054	3,377,078
Commitments and contingencies
Minority interest	54,706	54,617

MEMBERS’ DEFICIENCY
Members’ deficiency (net of 115,000 shares of Lazard Ltd Class A common stock, at cost of $4,179, at March 31, 2007 and December 31, 2006)	(260,200)	(277,751)
Accumulated other comprehensive income, net of tax	33,360	33,263

Total members’ deficiency	(226,840)	(244,488)

Total liabilities, minority interest and members’ deficiency	$2,574,920	$3,187,207

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2007	2006
REVENUE
Investment banking and other advisory fees	$215,083	$219,583
Money management fees	135,826	110,569
Interest income	22,213	7,998
Other	27,193	22,093

Total revenue	400,315	360,243
Interest expense	31,245	24,027

Net revenue	369,070	336,216

OPERATING EXPENSES
Compensation and benefits	220,035	200,139
Premises and occupancy costs	18,106	16,591
Professional fees	16,117	14,738
Travel and entertainment	12,547	8,886
Communications and information services	8,389	7,472
Equipment costs	5,057	5,129
Other	10,551	5,011

Total operating expenses	290,802	257,966

OPERATING INCOME	78,268	78,250

Provision for income taxes	13,071	13,284

INCOME BEFORE MINORITY INTEREST IN NET INCOME	65,197	64,966

Minority interest in net income	1,833	5,263

NET INCOME	$ 63,364	$ 59,703

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,364	$59,703
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash charges included in net income:
Depreciation and amortization of property	3,565	3,426
Amortization of deferred expenses, stock units and interest rate hedge	24,602	4,834
Minority interest in net income	1,833	5,263
(Increase) decrease in operating assets:
Cash segregated for regulatory purposes or deposited with clearing organizations	(15,941)	642
Securities owned, at fair value	(24,217)	(71,103)
Receivables	399,716	143,040
Long-term investments, at fair value	(27,181)	286
Other assets	(11,881)	(4,965)
Increase (decrease) in operating liabilities:
Deposits and other payables	(401,422)	(12,027)
Accrued compensation and other liabilities	(249,928)	(179,328)

Net cash used in operating activities	(237,490)	(50,229)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(3,400)	(1,672)
Disposals and retirements of property	224	233

Net cash used in investing activities	(3,176)	(1,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior borrowings	(3,549)	(6,565)
Repayment of capital lease obligations	(338)	(285)
Distributions relating to minority interests	(2,413)	(12,209)
Distributions to members	(55,166)	(21,205)
Other financing activities	140	(2,677)

Net cash used in financing activities	(61,326)	(42,941)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,519)	2,229

NET DECREASE IN CASH AND CASH EQUIVALENTS	(303,511)	(92,380)
CASH AND CASH EQUIVALENTS—January 1	955,116	490,446

CASH AND CASH EQUIVALENTS—March 31	$651,605	$398,066

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

MEMBERS’ DEFICIENCY

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2007

(UNAUDITED)

(dollars in thousands)

	Members’ Deficiency	Accumulated Other Comprehensive Income, Net of Tax	Total Members’ Deficiency

Balance, as previously reported—January 1, 2007	$(277,751)	$33,263	$(244,488)
Adjustment for the cumulative effect on prior years from the adoption of FIN 48	(14,721)		(14,721)

Balance, as adjusted—January 1, 2007	(292,472)	33,263	(259,209)

Comprehensive income:
Net income	63,364		63,364
Other comprehensive income (loss)—net of tax:
Currency translation adjustments		(178)	(178)
Amortization of interest rate hedge		275	275

Comprehensive income			63,461

Amortization and issuance of stock units	23,934		23,934
Distributions to members	(55,166)		(55,166)
Other capital transactions	140		140

Balance—March 31, 2007*	$(260,200)	$33,360	$(226,840)

*	Includes 107,652,516 common membership interests and two managing member interests outstanding.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

The accompanying condensed consolidated financial statements of Lazard Group LLC and subsidiaries (a Delaware limited liability company, formerly known as Lazard LLC and collectively referred to with its subsidiaries as “Lazard Group”, “Lazard” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Group’s annual report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”). The December 31, 2006 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP. The accompanying condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that Lazard may undertake in the future, actual results may differ materially from the estimates. The consolidated results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

The condensed consolidated financial statements include Lazard Group and its principal operating subsidiaries: Lazard Frères & Co. LLC (“LFNY”), a New York limited liability company, along with its subsidiaries, including Lazard Asset Management LLC and its subsidiaries (collectively referred to as “LAM”); Lazard Frères SAS and Maison Lazard SAS, French limited liability companies, along with their respective subsidiaries, including Lazard Group’s Paris-based Lazard Frères Banque SA (“LFB”) and Lazard Frères Gestion SAS (“LFG”) (collectively referred to as “LFP”); and Lazard & Co., Limited (“LCL”), through Lazard & Co., Holdings Limited, an English private limited company (“LCH”); together with their jointly-owned affiliates and subsidiaries.

On May 10, 2005, Lazard Ltd consummated an equity public offering (the “equity public offering”) of its Class A common stock, par value $0.01 per share (“Class A common stock”). Lazard Ltd, through a number of newly-formed, wholly-owned subsidiaries, contributed the net proceeds from the equity public offering, along with the net proceeds it received from the financing transactions (as described in Note 2 of Notes to Condensed Consolidated Financial Statements), to Lazard Group in exchange for 37,500,000 Lazard Group common membership interests, representing ownership of 37.5% of Lazard Group’s total common membership interests as of May 10, 2005, and, after giving effect to (i) the repurchase and forfeiture of a portion of the Lazard Group common membership interests held by LAZ-MD Holdings LLC (“LAZ-MD Holdings”), as well as (ii) certain subsequent share issuances by Lazard Ltd (principally related to the primary and secondary offerings of Class A common stock as described in Note 2 of Notes to Condensed Consolidated Financial Statements), it held approximately 47.9% of all outstanding Lazard Group common membership interests as of both March 31, 2007 and December 31, 2006. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

Lazard Group is governed by an Operating Agreement dated as of May 10, 2005, as amended (the “Operating Agreement”).

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Lazard Group’s current principal activities are divided into two business segments:

•	Financial Advisory, which includes providing advice on mergers and acquisitions, restructurings, capital raising and similar transactions, and

•	Asset Management, which includes the management of equity and fixed income securities and merchant banking funds.

In addition, Lazard Group records selected other activities in Corporate, including management of cash, certain investments and the commercial banking activities of LFB. LFB is a registered bank regulated by the Banque de France and its primary commercial banking operations include the management of the treasury positions of Lazard Group’s Paris House through its money market desk and, to a lesser extent, credit activities relating to securing loans granted to clients of LFG and custodial oversight over assets of various clients. In addition, LFB operates many support functions relating to our business in Paris. Lazard Group also allocates outstanding indebtedness to Corporate.

Prior to May 10, 2005, Lazard Group also had a business segment called Capital Markets and Other, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services and merchant banking fund management activities outside of France as well as other specified non-operating assets and liabilities. This business segment’s assets and liabilities (referred to below as the “separated businesses”) were separated from Lazard Group on May 10, 2005. We refer to the transfer of the separated business as the “separation.”

Basis of Presentation

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP. The Company’s policy is to consolidate (i) all majority-owned subsidiaries in which it has a controlling financial interest, (ii) variable interest entities (“VIEs”) where the Company has a variable interest and is deemed to be the primary beneficiary and (iii) limited partnerships where the Company is the general partner, unless the presumption of control is overcome. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity’s operating and financial decisions, the Company applies the equity method of accounting. All material intercompany transactions and balances have been eliminated.

Certain prior period amounts have been reclassified to conform to the manner of presentation in the current year.

2.	THE SEPARATION AND RECAPITALIZATION TRANSACTIONS IN MAY, 2005, AND PRIMARY AND SECONDARY OFFERINGS IN DECEMBER, 2006

As more fully described in the Form 10-K, on May 10, 2005, Lazard completed the separation and recapitalization transactions, including the financing transactions, pursuant to the master separation agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings LLC (“LFCM Holdings”) (the “master separation agreement”).

The Separation

In the separation, Lazard Group transferred the separated businesses to LFCM Holdings through several steps. First, LAZ-MD Holdings was formed as the new holding company for Lazard Group. Pursuant to this

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

formation, all of the persons who were members of Lazard Group prior to the formation became members of LAZ-MD Holdings and ceased to hold any membership interests in Lazard Group. Lazard Group then contributed the separated businesses to LFCM Holdings, which was then a subsidiary of Lazard Group, and distributed all of the LFCM Holdings interests to LAZ-MD Holdings. After the redemption of the historical partners described below, LAZ-MD Holdings distributed all of the LFCM Holdings interests to its members. Accordingly, after the separation, LFCM Holdings was wholly-owned by the members of LAZ-MD Holdings, including Lazard Group’s managing directors at the time of the separation.

In the separation, Lazard Group retained all of the Company’s Financial Advisory and Asset Management businesses. In addition, under the business alliance agreement, dated as of May 10, 2005, between Lazard Group and LFCM Holdings (the “business alliance agreement”), Lazard Group was granted the option to acquire the North American and European merchant banking fund management activities of LFCM Holdings.

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

The Financing Transactions

On May 10, 2005, Lazard Group and Lazard Ltd completed the financing transactions, which consisted of:

•	the equity public offering,

•	the initial offering (the “ESU offering”) of equity security units (the “ESUs”) in an aggregate principal amount of $287,500,

•	the private offering of Lazard Group senior notes in an aggregate principal amount of $550,000, and

•	the private placement of securities to IXIS—Corporate & Investment Bank (“IXIS”), consisting of $150,000 principal amount of ESUs and $50,000 in shares of Class A common stock.

The Redemption of the Historical Partners’ Interests

As noted above, a primary purpose of the financing transactions was the redemption of the historical partners’ interests and mandatorily redeemable preferred interests of Lazard Group. As part of the recapitalization transactions, historical partner interests and preferred interests generally were redeemed for cash.

Exchange of Working Member Interests for LAZ-MD Holdings Interests

In connection with the formation of LAZ-MD Holdings, the working member interests were exchanged with LAZ-MD Holdings for limited liability company interests in LAZ-MD Holdings. Each holder of a working member interest at the time of the separation and recapitalization transactions received, in exchange for his or her working member interest, a redeemable capital interest in LAZ-MD Holdings consisting of an equivalent amount of capital of LAZ-MD Holdings, an exchangeable interest in LAZ-MD Holdings and, in certain instances, a right to receive distributions from LAZ-MD Holdings. The former holders of working member interests hold all of the limited liability company interests in LAZ-MD Holdings.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Credit Facility—Concurrent with the equity public offering, Lazard Group entered into a five year, $125,000 senior revolving credit facility (the “Credit Facility”) with a group of lenders. On May 17, 2006, the Credit Facility was amended to provide for an increase in the aggregate commitments from $125,000 to $150,000.

Primary and Secondary Offerings in December, 2006—As described in more detail in the Form 10-K, on December 6, 2006, Lazard Ltd closed an underwritten public offering of additional shares of its Class A common stock. The offering was comprised of a primary offering (the “Primary Offering”) of 8,050,400 newly-issued shares by Lazard Ltd and a secondary offering (the “Secondary Offering”) of 6,000,000 shares offered to the public by certain current and former managing directors of Lazard and their permitted transferees (the “Selling Shareholders”).

The primary offering provided Lazard Ltd with net proceeds, after underwriters’ discounts and other estimated expenses, of $349,137. Lazard Ltd did not receive any net proceeds from the sales of common stock offered by the Selling Shareholders. Immediately following the Primary Offering, Lazard Ltd and its subsidiaries received 8,050,400 additional Lazard Group common membership interests in exchange for the net proceeds from the Primary Offering. In the Secondary Offering, Lazard Ltd and its subsidiaries received an additional 6,000,000 Lazard Group common membership interests from the exchanging LAZ-MD members in exchange for the issuance to them of 6,000,000 shares of Class A common stock. LAZ-MD members then sold those shares to the public.

As a result of the offerings, Lazard Ltd’s ownership interest in Lazard Group increased from 37.7% prior to the offerings to 47.9% subsequent thereto. Correspondingly, LAZ-MD’s ownership in Lazard Group decreased from 62.3% prior to the offerings to 52.1% subsequent thereto.

Lazard Capital Markets LLC (“LCM”), a wholly-owned subsidiary of LFCM Holdings, was a member of the underwriting group for both the Primary and Secondary Offerings, and, in such capacity, earned revenue, net of estimated underwriting expenses, of $4,118. The business alliance agreement provides for Lazard Group to receive a referral fee equal to approximately half of the net revenue obtained by LCM in respect of any underwriting or distribution opportunity referred to it by Lazard Group. In that connection, as of December 31, 2006 Lazard Group’s condensed consolidated statement of financial condition included a receivable from LFCM Holdings of $2,059, with the portion of such amount relating to the Primary Offering of $1,180 being recorded as an increase to its members’ equity in the fourth quarter of 2006 and the portion of such amount relating to the Secondary Offering of $879 being recorded in “other revenue” in such period. See Note 11 of Notes to Condensed Consolidated Financial Statements for additional information regarding the business alliance agreement.

During the three month period ended March 31, 2007, the Company invested a portion of the net proceeds from the Primary Offering in accounts managed by LAM that are primarily invested in equities. “Securities owned - equities” on the condensed consolidated statement of financial condition as of March 31, 2007 principally reflects such investments.

3.    SIGNIFICANT ACCOUNTING POLICIES

The accounting policies below represent changes to the Company’s significant accounting policies occurring during the quarter ended March 31, 2007. A complete discussion of the Company’s significant accounting policies are included in the Form 10-K.

On January 1, 2007, the Company adopted the Financial Accounting Standards Board (the “FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for and reporting of income tax uncertainties and requires

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

additional disclosures related to uncertain tax positions. The Company’s accounting policy provides that interest and penalties related to income taxes be included in income tax expense. See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information relating to the adoption of FIN 48.

Recent Accounting Pronouncements—In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require the use of fair value measurements. SFAS 157 is effective for interim and annual financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the impact of adopting SFAS 157 on the financial condition, results of operations, and cash flows of the Company.

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

4.	MINORITY INTEREST

Minority interest principally consists of minority interests in LAM and in various LAM-related general partnership interests that it controls but does not wholly own. As a result of consolidating these companies, the Company recognizes the portion of income not associated with the Company’s ownership as minority interest.

5.	TERMINATION OF STRATEGIC ALLIANCE IN ITALY

On May 15, 2006, Lazard Group completed the termination of its strategic alliance with Banca Intesa S.p.A (“Intesa”), which conducted selected Italian investment banking business solely through Lazard & Co. S.r.l. (“Lazard Italy”), an indirect subsidiary of Lazard Group. In accordance with the provisions of the Termination Agreement, dated as of March 31, 2006, by and among Intesa, Lazard Group and Lazard Italy, the following adjustments were made to the terms of Intesa’s investment in Lazard Italy and Lazard Funding Limited LLC (“Lazard Funding”), a wholly-owned subsidiary of Lazard Group:

•

The $150,000 Subordinated Convertible Note Intesa purchased in March 2003 from Lazard Funding was amended and restated, among other things, to provide for its convertibility into a maximum of 2,631,570 shares of Class A common stock at an effective conversion price of $57 per share. The amended $150,000 subordinated convertible note (the “Amended $150,000 Subordinated Convertible Note”) matures on September 30, 2016 and has a fixed interest rate of 3.25% per annum. One-third in principal amount will generally be convertible after July 1, 2008, an additional one-third after July 1, 2009 and the last one-third after July 1, 2010, and no principal amount will be convertible after June 30, 2011.

•

Intesa’s 40% equity interest in Lazard Italy and a $50,000 subordinated promissory note of Lazard Italy held by Intesa were acquired by Lazard Group in exchange for the issuance by Lazard Group to Intesa

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

of a $96,000 senior promissory note (the “$96,000 Senior Promissory Note”) and a $50,000 subordinated promissory note (the “$50,000 Subordinated Promissory Note”), respectively, with both Notes due February 28, 2008. The $96,000 Senior Promissory Note and the $50,000 Subordinated Promissory Note have fixed interest rates of 4.25% and 4.6% per annum, respectively, and each Note contains customary events of default for indebtedness of its type. On May 15, 2006, Intesa sold and assigned all its rights and interests relating to both Notes to a commercial bank.

•

Lazard Group paid Intesa an amount equal to a 3% annualized return on Intesa’s ownership interest from April 1, 2006 through the May 15, 2006 termination closing and the accrued and unpaid interest on the $50,000 Subordinated Promissory Note as of the termination closing.

As a result of the termination of the strategic alliance with Intesa and Lazard Group’s repurchase of Intesa’s ownership interest, the Company realized a gain in the second quarter of 2006 of $13,695 that, after transaction and other costs, resulted in an increase in operating income of $5,274.

6.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of March 31, 2007 and December 31, 2006:

	Principal Amount	Maturity Date		Annual Interest Rate	Outstanding As Of
					March 31, 2007	December 31, 2006
Lazard Group Senior Notes(a)	$550,000	2015		7.125%	$550,000	$550,000
Lazard Group Senior Note(b)	96,000	2008		4.25%	96,000	96,000
Lazard Group Notes issued in connection with the ESUs(a)	437,500	2008-2035	(c)	6.12%	437,500	437,500
Other		2007-2008		Various	8	3,557

Total					$1,083,508	$1,087,057

(a)	See Note 2 of Notes to Condensed Consolidated Financial Statements.
(b)	See Note 5 of Notes to Condensed Consolidated Financial Statements.
(c)	Maturity date can vary based on a remarketing of the Lazard Group Notes, and will mature (i) in the event of a successful remarketing, on any date no earlier than May 15, 2010 and no later than May 15, 2035, as we may elect, (ii) in the event of a failed remarketing, on May 15, 2008 and (iii) otherwise on May 15, 2035.

As of March 31, 2007 and December 31, 2006 there were no amounts outstanding under the Credit Facility. The Credit Facility bears interest at either a Eurodollar or Federal Funds rate, plus an applicable margin, which varies from 125 to 200 basis points, depending on Lazard Group’s rating as determined by designated credit rating agencies. The Credit Facility contains affirmative and negative covenants. Such covenants include, among other things, limitations on the ability of Lazard Group to incur debt, grant liens, pay dividends, enter into mergers or to sell all or substantially all of its assets, as well as financial maintenance covenants.

Subordinated Debt—Subordinated debt at March 31, 2007 and December 31, 2006 amounted to $200,000 and consists of amounts associated with the termination of the strategic alliance transaction in Italy (see Note 5 of Notes to Condensed Consolidated Financial Statements).

As of March 31, 2007, the Company is in compliance with all obligations under its various senior and subordinated borrowing arrangements.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

7.	COMMITMENTS AND CONTINGENCIES

Leases—Lazard has various leases and other contractual commitments arising in the ordinary course of business. In the opinion of management, the fulfillment of such commitments in accordance with their terms will not have a material adverse effect on Lazard’s consolidated financial position, results of operations or cash flows.

With respect to abandoned lease facilities in the U.K., at March 31, 2007 and December 31, 2006 the Company has recognized liabilities of $29,177 and $31,910, respectively, exclusive of the indemnification described below, which are included in “other liabilities” on the condensed consolidated statements of financial condition. Payments toward the liabilities continue through the remaining term of the leases. Such liabilities are based on the discounted future commitment, net of expected sublease income.

Under the master separation agreement and a related lease indemnity agreement, dated as of May 10, 2005, LFCM Holdings is obligated to indemnify Lazard Group for certain liabilities relating to abandoned leased space in the U.K. During the fourth quarter of 2005, Lazard Group entered into an agreement with LFCM Holdings which provided for LFCM Holdings to pay to Lazard Group $25,000 in full satisfaction of its indemnification obligations with respect to the abandoned leased space. The net present value of the balance due at March 31, 2007 and December 31, 2006 of $10,065 and $9,989, respectively, after giving effect to payments received through the respective dates, is included in “receivables - related parties” on the condensed consolidated statements of financial condition (see Note 11 of Notes to Condensed Consolidated Financial Statements). The balance is due based on a schedule of periodic payments through May 10, 2010.

Guarantees—On March 12, 2007, Lazard entered into an agreement to guarantee to a foreign tax jurisdiction the deferred payment of certain income tax obligations and potential tax penalties of certain managing directors of Lazard Group, which aggregate approximately $25,600. These managing directors have pledged their interests in LAZ-MD Holdings (which are exchangeable into shares of Class A common stock) to collateralize such guarantee, with the value of such collateral exceeding the guarantee provided by Lazard.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Lazard Ltd and Goldman Sachs & Co., the lead underwriter of Lazard Ltd’s equity public offering of its common stock, as well as several members of Lazard Ltd’s management and board of directors, were named as defendants in several putative class action and stockholder derivative lawsuits filed in the U.S. District Court for the Southern District of New York and the Supreme Court of the State of New York. Those lawsuits alleged, respectively, various violations of the federal securities laws and breaches by Lazard Ltd directors of their fiduciary duties, all in connection with matters related to the equity public offering. On February 7, 2007, the U.S. District Court for the Southern District of New York issued a Decision and Order dismissing plaintiffs’ claims in the putative class action and allowing plaintiffs twenty days to file an amended complaint repleading any of the dismissed claims. Plaintiffs allowed this twenty-day period to pass without filing an amended complaint. Subsequent to the dismissal of the putative class action in the U.S. District Court, plaintiffs in the putative class action in the Supreme Court of the State of New York, as well as plaintiffs in the putative derivative actions in both the U.S. District Court and the Supreme Court of the State of New York, voluntarily dismissed their actions. Accordingly, all of the lawsuits against Lazard Ltd and members of its management and board of directors concerning the public offering of Lazard Ltd’s common stock have been dismissed.

8.	MEMBERS’ DEFICIENCY

At March 31, 2007 and 2006, Lazard Group common membership interests held by subsidiaries of Lazard Ltd amounted to 47.9% and 37.6%, respectively, and by LAZ-MD Holdings amounted to 52.1% and 62.4%, respectively. Pursuant to provisions of its Operating Agreement, Lazard Group distributions in respect of its common membership interests are allocated to the holders of such interests on a pro rata basis. Such distributions represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and the members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests. During the three month periods ended March 31, 2007 and 2006, Lazard Group distributed $5,049 and $5,591, respectively, to LAZ-MD Holdings and $4,629 and $3,375, respectively, to the subsidiaries of Lazard Ltd, which latter amounts were used by Lazard Ltd to pay dividends to third party stockholders of its Class A common stock. In addition, during the three month periods ended March 31, 2007 and 2006, Lazard Group made tax distributions of $45,488 and $12,239, respectively, including $27,047 and $7,632, respectively, paid to LAZ-MD Holdings and $18,441 and $4,607, respectively, paid to subsidiaries of Lazard Ltd.

A description of Lazard Ltd’s 2005 Equity Incentive Plan (the “Equity Incentive Plan”), and activity with respect thereto during the three month periods ended March 31, 2007 and 2006, is presented below.

Shares Available Under the Equity Incentive Plan

The Equity Incentive Plan authorizes the issuance of up to 25,000,000 shares of Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock, stock units and other equity-based awards. Each stock unit granted under the Equity Incentive Plan represents a contingent right to receive one share of Class A common stock, at no cost to the recipient. The fair value of such stock unit awards is determined based on the closing market price of Lazard Ltd’s Class A common stock at the date of grant.

Restricted Stock Unit Grants (“RSUs”)

RSUs require future service as a condition for the delivery of the underlying shares of Class A common stock and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. The fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods as required under SFAS 123, “Accounting for Share Based Compensation”, or SFAS 123R, “Share Based Payments.” Expense relating to RSUs is charged to “compensation and benefits” within the condensed consolidated statements of income, and amounted to $23,934 and $4,177 for the three month periods ended March 31, 2007 and 2006, respectively. RSU’s

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

issued subsequent to December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the three month periods ended March 31, 2007 and 2006, such dividend participation rights required the issuance of 13,118 and 6,341 RSUs, respectively.

Deferred Stock Unit Grants (“DSUs”)

Non-executive members of the Board of Directors of Lazard Group (who are also the same Non-Executive Directors of Lazard Ltd) receive approximately 50% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which are convertible into Class A common stock at the time of cessation of service to the Board. Their remaining compensation is paid in cash. The DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock. DSU awards are expensed at their fair value on their date of grant, which totaled $15 and $32 during the three month periods ended March 31, 2007 and 2006, respectively.

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the Equity Incentive Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election shall equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. For the three month period ended March 31, 2007, 552 DSUs were granted pursuant to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs during the three month periods ended March 31, 2006 and 2007:

	RSUs		DSUs
	Units	Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value

Balance, January 1, 2006	1,033,733	$23.87	9,968	$25.33
Granted (including 6,341 RSU units relating to dividend participation)	2,717,382	$34.76	1,625	$39.10
Forfeited	(36,943)	$33.56
Converted			(3,059)	$25.33

Balance, March 31, 2006	3,714,172	$31.74	8,534	$27.95

	RSUs		DSUs
	Units	Grant Date Weighted Average Fair Value	Units	Grant Date Weighted Average Fair Value

Balance, January 1, 2007	4,009,382	$32.13	19,690	$35.71
Granted (including 13,118 RSUs relating to dividend participation)	4,973,269	$49.69	552	$53.23
Forfeited	(38,156)	$42.25

Balance, March 31, 2007	8,944,495	$42.07	20,242	$36.19

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

As of March 31, 2007, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $265,343, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 3.0 years. The ultimate amount of such expense is dependent upon the actual number of RSUs that will vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein.

Share Repurchase Program

On February 7, 2006, the Board of Directors of Lazard Ltd authorized the repurchase of up to $100,000 in aggregate cost of its Class A common stock. The Company’s intention is that the share repurchase program will be used primarily to offset shares to be issued under the Equity Incentive Plan. Purchases may be made in the open market or through privately negotiated transactions in 2006 and 2007. During the three month period ended June 30, 2006, Lazard Group purchased 115,000 shares of Class A common stock in the open market at an average price of $36.34 per share, which are reported, at cost, as a reduction of members’ equity within the condensed consolidated statements of financial condition as of March 31, 2007 and December 31, 2006.

9.	EMPLOYEE BENEFIT PLANS

The Company, through its subsidiaries, provides retirement and other post-employment benefits to certain of its employees through defined contribution and defined benefit pension plans and other post-retirement benefit plans. The Company has the right to amend or terminate its benefit plans at any time subject to the terms of such plans. Expenses (benefits) related to the Company’s employee benefit plans are included in “compensation and benefits” expense on the condensed consolidated statements of income. The Company uses December 31 as the measurement date for its employee benefit plans.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), which the Company adopted as of December 31, 2006. In accordance with SFAS 158, at December 31, 2006 the Company recognized, in its condensed consolidated statements of financial condition, the funded status of its defined benefit pension and other post-retirement benefit plans, measured as the difference between the fair value of the plan assets and the corresponding benefit obligations. Additionally, pursuant to SFAS 158, the Company is required to recognize changes in the funded status of its defined benefit pension plans and other post-retirement benefit plans in “accumulated other comprehensive income, net of tax.”

Termination of LCH’s Post-Retirement Medical Plan—In April 2004, LCH announced a plan to terminate its post-retirement medical plan. As a result of such action, benefits available to eligible active employees and retirees ceased on February 28, 2007. In accordance with SFAS No. 106, “Employers’ Accounting for Post-Retirement Benefits Other Than Pensions,” the Company recognized the effect of such termination as a reduction of employee compensation and benefits expense over the period ending February 2007. For the three month periods ended March 31, 2007 and 2006, “compensation and benefits” expense on the condensed consolidated statements of income was reduced by $1,587 and $2,134, respectively, related to the effect of such termination.

Employer Contributions to Pension Plans—The Company contributed approximately $16,000 (8.2 million British pounds) in the three month period ended March 31, 2007 in full satisfaction of its obligation to fund LCH’s pension plans for the year ended December 31, 2007. No other contributions to defined benefit plans were made by the Company during the three month period ended March 31, 2007.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following table summarizes the components of benefit costs for the three month periods ended March 31, 2007 and 2006:

	Pension Plans For The Three Months Ended March 31,		Pension Plan Supplement For The Three Months Ended March 31,		Post-Retirement Medical Plans For The Three Months Ended March 31,
	2007	2006	2007	2006	2007	2006
Components of net periodic benefit costs:
Service cost		$1,518			$44	$50
Interest cost	$6,708	5,924	$15	$16	111	111
Expected return on plan assets	(8,229)	(6,966)
Amortization of:
Prior service cost					(346)	(346)
Net actuarial loss	97	430			147	75

Net periodic benefit cost (credit)	(1,424)	906	15	16	(44)	(110)
Curtailments					(1,587)	(2,134)

Total benefit cost (credit)	$(1,424)	$906	$15	$16	$(1,631)	(2,244)

Amendments to LCH Pension Plans—Effective March 31, 2006, the LCH pension plans were amended to cease future accruals. As a result of such amendment, future service and compensation increases will not count for purposes of future benefit accruals under the plans. Vested benefits for active participants as of March 31, 2006 will be retained.

Defined Contribution Plans—LFNY and LCH also contribute to employer sponsored defined contribution plans. Contributions to these plans amounted to $3,326 and $2,465 for the three month periods ended March 31, 2007 and 2006, respectively, which are included in “compensation and benefits” expense on the condensed consolidated statements of income.

10.	INCOME TAXES

The Company’s provision for income taxes for the three month periods ended March 31, 2007 and 2006 was $13,071 and $13,284, respectively, representing effective tax rates on operating income of 16.7% and 17.0%, respectively. The difference between the U.S. federal statutory tax rate of 35% and the effective tax rates described above is principally due to Lazard Group operating in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income is not subject to U.S. federal income taxes because taxes associated with its income represent obligations of the individual partners. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes. Additionally, Lazard Group is subject to Unincorporated Business Tax (“UBT”) attributable to Lazard Group’s operations apportioned to New York City, which are incremental to the U.S. federal statutory tax rate.

The cumulative effect of the Company’s adoption of FIN 48 was a charge of $14,721 to the January 1, 2007 members’ deficiency balance. As of the adoption date, the Company had gross unrecognized tax benefits of $31,255, including $5,132 related to interest and penalties, of which $27,352, if recognized, would favorably affect the effective tax rate. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. With few exceptions, the Company is no longer subject to income tax examination by foreign tax authorities for years prior to 2002 and by U.S. federal, state and local tax authorities for years prior to 2003.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

11.	RELATED PARTIES

Amounts receivable from, and payable to, related parties as of March 31, 2007 and December 31, 2006 are set forth below:

	March 31, 2007	December 31, 2006
Receivables
LFCM Holdings	$17,142	$18,493
LAZ-MD Holdings	17	50
Lazard Ltd Subsidiaries	11	17

Total	$17,170	$18,560

Payables
LFCM Holdings	$122	$376
Lazard Ltd Subsidiaries	2,629	3,137

Total	$2,751	$3,513

LFCM Holdings

LFCM Holdings owns and operates the separated businesses and is owned by the working members, including Lazard’s managing directors (which also include our executive officers) who are also members of LAZ-MD Holdings. In addition to the master separation agreement which effected the separation and recapitalization discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, LFCM Holdings entered into an insurance matters agreement and a license agreement that addressed various business matters associated with the separation, as well as several other agreements discussed below.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The business alliance agreement provides among other matters, that Lazard Group will refer to LFCM Holdings selected opportunities for underwriting and distribution of securities. In addition Lazard Group will provide assistance in the execution of any such referred business. In exchange for the referral obligation and assistance, Lazard Group will receive a referral fee from LFCM Holdings equal to approximately half of the revenue obtained by LFCM Holdings in respect of any underwriting or distribution opportunity. In addition, LFCM Holdings will refer opportunities in the Financial Advisory and Asset Management businesses to Lazard Group. In exchange for this referral, LFCM Holdings will be entitled to a customary finders’ fee from Lazard Group. The business alliance agreement further provides that, during the term of the business alliance, LFNY and Lazard Asset Management Securities, LLC, an indirect wholly-owned subsidiary of LFNY, will introduce execution and settlement transactions to newly-formed broker-dealer entities affiliated with LFCM Holdings. The term of the business alliance will expire on the fifth anniversary of the equity public offering, subject to periodic automatic renewal, unless either party elects to terminate in connection with any such renewal or elects to terminate on account of a change of control of either party.

Amounts recorded by Lazard Group in its condensed consolidated statements of income relating to administrative and support services and referral fees for underwriting transactions amounted to $939 and $4,380, respectively, for the three month period ended March 31, 2007, and $1,015 and $551, respectively, for the three month period ended March 31, 2006. Such amounts are reported as reductions to operating expenses and as other revenue, respectively.

Receivables from LFCM Holdings and its subsidiaries as of March 31, 2007 and December 31, 2006 include $10,065 and $9,989, respectively, related to the lease indemnity agreement. The remaining receivables of $7,077 and $8,504 at March 31, 2007 and December 31, 2006, respectively, relate primarily to administrative and support services and reimbursement of expenses incurred on behalf of LFCM Holdings ($1,395 and $3,061 as of March 31, 2007 and December 31, 2006, respectively) and referral fees for underwriting transactions ($4,459 and $4,091 as of March 31, 2007 and December 31, 2006, respectively).

LAZ-MD Holdings

LAZ-MD Holdings held approximately 52.1% of the common membership interest in Lazard Group as of March 31, 2007 and December 31, 2006 and Lazard Ltd held the remaining 47.9% of the common membership interest at such dates. Additionally, LAZ-MD Holdings is the sole owner of the one issued and outstanding share of Class B common stock (the “Class B common stock”) of Lazard Ltd at both dates. As of March 31, 2007 and December 31, 2006, the Class B common stock provides LAZ-MD Holdings with approximately 52.1% of the voting power but no economic rights in Lazard Ltd. Subject to certain limitations, LAZ-MD Holdings exchangeable interests are exchangeable for Class A common stock. However, the Class B common stock will represent no less than 50.1% of the voting power until December 31, 2007.

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the three month periods ended March 31, 2007 and 2006, such charges amounted to $50 in each period.

Lazard Ltd Subsidiaries

As of March 31, 2007 and December 31, 2006, Lazard Group’s receivables from Lazard Ltd subsidiaries primarily relate to amounts paid by Lazard Group on behalf of such wholly-owned subsidiaries of Lazard Ltd.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

As of March 31, 2007 and December 31, 2006, Lazard Group’s payables to Lazard Ltd subsidiaries represents the liability for the quarterly contract adjustment payments on the purchase contracts associated with the ESUs (see Note 2 of Notes to Condensed Consolidated Financial Statements) of $2,629 and $3,137, respectively.

12.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded on LFNY’s statement of financial condition, or $5, whichever is greater. At March 31, 2007, LFNY’s regulatory net capital was $63,863 which exceeded the minimum requirement by $58,566.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Services Authority (the “FSA”). At March 31, 2007, the aggregate regulatory net capital of the U.K. Subsidiaries was $186,066, which exceeded the minimum requirement by $136,304.

The Financial Advisory activities of Lazard Frères SAS (“LF”) and its wholly-owned subsidiaries, including LFB, are authorized by the Comité des Etablissements de Crédit et des Entreprises d’Investissement and are regulated by the Comité de la Réglementation Bancaire et Financière. Supervision is exercised by the Commission Bancaire, which is responsible, in liaison with the Banque de France, for ensuring compliance with the regulations. In this context LF has the status of a bank holding company (“Compagnie Financière”) and LFB is a registered bank (“Etablissement de Crédit”). In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries, primarily LFG (asset management) and Fonds Partenaires Gestion (private equity, merchant banking), are subject to regulation and supervision by the Autorité des Marchés Financiers. At March 31, 2007, the consolidated regulatory net capital of LF was $178,446, which exceeded the minimum requirement set for regulatory capital levels by $80,991.

Certain other U.S. and non-U.S. subsidiaries are subject to various other capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At March 31, 2007, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $48,819, which exceeded the minimum required capital by $34,394.

At March 31, 2007, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

13.	SEGMENT OPERATING RESULTS

The Company’s reportable segments offer different products and services and are managed separately as different levels and types of expertise are required to effectively manage the segments’ transactions. Each segment is reviewed to determine the allocation of resources and to assess its performance. The Company has two segments: Financial Advisory which includes providing advice on mergers and acquisitions, restructurings, capital raising and similar transactions, and Asset Management which includes the management of equity and fixed income securities and merchant banking funds. In addition, the Company records selected other activities in Corporate, including management of cash, certain investments and the commercial banking activities of LFB. The Company also allocates outstanding indebtedness to Corporate.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The Company’s segment information for the three month periods ended March 31, 2007 and 2006 is prepared using the following methodology:

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income and believes that the following information provides a reasonable representation of each segment’s contribution to operations with respect to net revenue, operating income and total assets:

		Three Months Ended March 31,
		2007	2006
Financial Advisory	Net Revenue	$222,585	$222,131
	Operating Expenses	172,998	164,270

	Operating Income	$49,587	$57,861

Asset Management	Net Revenue	$148,528	$124,402
	Operating Expenses	111,012	92,430

	Operating Income	$37,516	$31,972

Corporate	Net Revenue	$(2,043)	$(10,317)
	Operating Expenses	6,792	1,266

	Operating Loss	$(8,835)	$(11,583)

Total	Net Revenue	$369,070	$336,216
	Operating Expenses	290,802	257,966

	Operating Income	$78,268	$78,250

	As of
	March 31, 2007	December 31, 2006
Total Assets:
Financial Advisory	$364,916	$452,627
Asset Management	374,324	418,538
Corporate	1,835,680	2,316,042

Total	$2,574,920	$3,187,207

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Group’s condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.

Forward-Looking Statements and Certain Factors that May Affect Our Business

Management has included in Parts I and II of this Quarterly Report on Form 10-Q (the “Form 10-Q”), including in its Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), statements that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”) under the caption “Risk Factors,” including the following:

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

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this Form 10-Q to conform our prior statements to actual results or revised expectations and we do not intend to do so.

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

Lazard Group is committed to providing timely and accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, the Company uses its websites to convey information about its businesses, including the anticipated release of quarterly financial results, quarterly financial, statistical and business-related information and the posting of updates of assets under management (“AUM”) in various mutual funds, hedge funds and other investment products managed by Lazard Asset Management LLC and its subsidiaries. Monthly updates of these funds are posted to the Lazard Asset Management website (www.lazardnet.com) on the 3rd business day following the end of each month. Investors can link to Lazard and its operating company websites through www.lazard.com. Our websites and the information contained therein or connected thereto shall not be deemed to be incorporated into this quarterly report.

Business Summary

The Company’s principal sources of revenue are derived from activities in the following business segments:

•	Financial Advisory, which includes providing advice on mergers and acquisitions (“M&A”), restructurings, capital raising and other transactions, and

•	Asset Management which includes the management of equity and fixed income securities and merchant banking funds.

In addition, the Company records selected other activities in Corporate, including management of cash, certain investments, and the commercial banking activities of Lazard Group’s Paris-based Lazard Frères Banque SA (“LFB”). LFB is a registered bank regulated by the Banque de France. LFB’s primary commercial banking operations include the management of the treasury positions of the Company’s Paris House through its money market desk and, to a lesser extent, credit activities relating to securing loans granted to clients of Lazard Frères Gestion SAS (“LFG”) and custodial oversight over assets of various clients. In addition, LFB also operates many support functions of the Paris House. The Company also allocates outstanding indebtedness to Corporate.

For the three month periods ended March 31, 2007 and 2006 the Company’s consolidated net revenue was derived from the following business segments:

	Three Months Ended March 31,
	2007	2006
Financial Advisory	60%	66%
Asset Management	40	37
Corporate	-	(3)

Total	100%	100%

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

Financial Advisory

Activity in the global M&A industry for the three month period ended March 31, 2007 versus the corresponding period last year increased modestly for global and trans-atlantic completed transactions and increased more significantly for announced M&A transactions, as evidenced by the following industry statistics regarding the volume of transactions:

	Three Months Ended March 31,
	2007	2006	% Incr /(Decr)
	($ in billions)
Completed M&A Transactions:
Global	$744	$709	5%
Trans-Atlantic	54	53	2%

Announced M&A Transactions:
Global	1,052	865	22%
Trans-Atlantic	105	80	31%

Source:	Thomson Financial as of April 16, 2007

Lazard believes that its Financial Advisory business should continue to benefit from any sustained increase in M&A volume.

Activity in financial restructuring in the first quarter of 2007 continued at decade-low levels, with the amount of corporate debt defaults, according to Moody’s Investors Service, Inc, at $1 billion versus $2 billion in the corresponding 2006 period.

Asset Management

As shown in the table below, global market indices at March 31, 2007 in general increased moderately as compared to such indices at December 31, 2006, and increased more significantly as compared to March 31, 2006.

	Percentage Change March 31, 2007 vs.
	December 31, 2006	March 1, 2006
MSCI World Index	2%	13%
CAC 40	2	8
DAX	5	16
FTSE 100	2	6
Dow Jones Industrial Average	(1)	11
NASDAQ	0	4
S&P 500	0	10

Lazard’s market-related changes in its AUM during the three month and twelve month periods ended March 31, 2007 generally correspond to the changes in global market indices.

Key Financial Measures and Indicators

Net Revenue

The majority of Lazard’s Financial Advisory net revenue is earned from the successful completion of mergers, acquisitions, restructurings, capital raising and similar transactions. The main driver of Financial Advisory net revenue is overall M&A, the level of corporate debt defaults and the environment for capital raising activities, particularly in the industries and geographic markets in which Lazard focuses. In some client engagements, often those involving financially distressed companies, revenue is earned in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment and are not necessarily linked to the completion of a transaction. In addition, Lazard also earns fees from providing strategic advice to clients, with such fees not being dependent on a specific transaction. Lazard’s Financial Advisory segment also earns revenue from public and private securities offerings in conjunction with activities of its former Capital Markets and Other segment. In general, such fees are shared equally with Lazard Capital Markets, a wholly-owned subsidiary of LFCM Holdings, LLC (“LFCM Holdings”). Subsequent to the equity public offering, Lazard has an arrangement with LFCM Holdings under which it will continue to distribute securities in public offerings originated by Lazard’s Financial Advisory business in a manner similar to its practice prior to the equity public offering.

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

Corporate net revenue consists primarily of investment income generated from investments, including investments in LAM managed equity funds and principal investments in merchant banking and alternative investment funds, net interest income generated by LFB, interest income related to cash and interest expense related to outstanding indebtedness. Corporate net revenue can fluctuate due to fair value adjustments, changes in interest rates and in interest rate spreads earned by LFB and changes in the levels of cash, investments and indebtedness. Although Corporate net revenue during the three month period ended March 31, 2007 represented less than (1)% of Lazard’s net revenue, total assets in Corporate represented 71% of Lazard’s consolidated total assets as of March 31, 2007, principally attributable to assets associated with LFB and, to a lesser extent, investments in LAM managed funds and cash.

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

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for employees and managing directors. The balance of Lazard’s operating expenses is referred to below as “non-compensation expense,” which includes costs for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment, depreciation and amortization and other expenses.

Provision for Income Taxes

Lazard Group operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, it is not subject to U.S. federal income taxes. Taxes related to income earned by partnership represent obligations of the individual partners. Outside the U.S., Lazard Group operates principally through corporations and is subject to local income taxes. Income taxes shown on Lazard’s condensed consolidated statements of income are attributable to taxes incurred by non-U.S. entities and by New York City Unincorporated Business Tax (“UBT”) attributable to Lazard’s operations apportioned to New York City.

Minority Interest In Net Income

Minority interest in net income principally consists of minority interests in various LAM-related general partnerships held directly by certain of our LAM managing directors.

See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding minority interest.

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

A discussion of the Company’s consolidated results of operations for the three month periods ended March 31, 2007 and 2006 is set forth below, followed by a more detailed discussion of business segment results.

	Three Months Ended March 31,
	2007	2006
	($ in thousands)
Revenue
Investment banking and other advisory fees	$215,083	$219,583
Money management fees	135,826	110,569
Interest income	22,213	7,998
Other	27,193	22,093

Total revenue	400,315	360,243
Interest expense	31,245	24,027

Net revenue	369,070	336,216

Operating Expenses
Compensation and benefits	220,035	200,139
Non-compensation expense	70,767	57,827

Total operating expenses	290,802	257,966

Operating Income	78,268	78,250
Provision for income taxes	13,071	13,284

Income Before Minority Interest in Net Income	65,197	64,966
Minority interest in net income	1,833	5,263

Net Income	$63,364	$59,703

The Company calculates operating revenue for the three month periods ended March 31, 2007 and 2006 as follows:

	Three Months Ended March 31,
	2007	2006
	($ in thousands)
Total revenue	$400,315	$360,243
Deduct:
LFB Interest expense	(10,415)	(3,875)
Revenue related to consolidation of LAM general partnerships	(1,831)	(5,259)

Operating revenue	$388,069	$351,109

Certain key ratios, statistics and headcount information for the three month periods ended March 31, 2007 and 2006 are set forth below:

	Three Months Ended March 31,
	2007	2006
As a % of Net Revenue, By Revenue Category:
Investment banking and other advisory fees	58%	65%
Money management fees	37	33
Interest income	6	2
Other	7	7
Interest expense	(8)	(7)

Net Revenue	100%	100%

As a % of Net Revenue:
Operating Income	21%	23%

	As of March 31,
	2007	2006

Headcount:
Managing Directors:
Financial Advisory	142	128
Asset Management	50	43
Corporate	8	8
Limited Managing Directors	4	5
Other Employees:
Business segment professionals	788	753
All other professionals and support staff	1,189	1,228

Total	2,181	2,165

Three Months Ended March 31, 2007 versus March 31, 2006

Revenue and Operating Expenses

Net revenue was $369 million for the three month period ended March 31, 2007, up $33 million, or 10%, versus net revenue of $336 million in the corresponding period in 2006. During the 2007 period, fees from investment banking and other advisory activities were $215 million, a decrease of $5 million, or 2%, versus fees of $220 million in the corresponding period in 2006. Although industry-wide there was a slight increase in global completed M&A transactions, the timing of closings on transactions on which we advised, including non-public and restructuring transactions, will cause our period-to-period results to vary. Money management fees were $136 million, an increase of $25 million, or 23%, versus $111 million in the corresponding period in 2006. The increase in money management fees was principally the result of a $26 billion, or 28%, increase in average AUM for the three month period ended March 31, 2007 as compared to the corresponding period in 2006. Interest income of $22 million increased $14 million, or 178%, principally due to commercial banking activities in LFB and higher average cash balances in the 2007 period, which includes the net proceeds of the primary offering of Class A common stock in December, 2006. Other revenue of $27 million increased by $5 million, or 23%, versus the corresponding period in 2006 principally due to increased dividends and net investment gains. Other revenue also includes approximately $2 million recorded from LAM general partnerships held directly by certain of our LAM managing directors versus $5 million in the corresponding period in 2006, with these amounts also included as “minority interest in net income.” Interest expense of $31 million increased by $7 million primarily from higher average customer deposits in LFB.

The Company’s quarterly revenue and profits can fluctuate materially depending on the number, size and timing of completed transactions on which it advised, as well as seasonality and other factors. Accordingly, the revenue and profits in any particular quarter may not be indicative of future results. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Compensation and benefits expense was $220 million for the three month period ended March 31, 2007, an increase of $20 million, or 10%, versus expense of $200 million for the corresponding period in 2006, consistent with the increase in operating revenue. The increase was primarily due to increased incentive compensation, including amortization of restricted stock units and, to a lesser extent, additional compensation associated with headcount increases in managing directors and business segment professionals.

Non-compensation expense was $71 million for the three month period ended March 31, 2007, or 18% of operating revenue of $388 million in the period, compared with $58 million, or 16% of operating revenue of $351 million for the corresponding period in 2006. The change in non-compensation expenses primarily reflects $4 million of cost recoveries which served to reduce expenses in the first quarter of 2006, as well as current period increases in (i) professional fees related to increased business activity, including fund administration and services associated with the increase in AUM, (ii) investments in our businesses, such as increased recruitment costs, travel and other business development costs, and (iii) overall non-compensation expenses related to the strengthening of the Euro, Pound and other currencies against the U.S. Dollar.

The percentage of non-compensation expenses to operating revenue can vary from quarter to quarter due to quarterly fluctuation in revenue, among other things. Accordingly, the results in a particular quarter may not be indicative of future results. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Operating income, was $78 million for the three month period ended March 31, 2007, flat versus the corresponding period in 2006. Operating income as a percentage of net revenue was 21% for three month period ended March 31, 2007 versus 23% for the 2006 period.

Income Taxes

For the three month period ended March 31, 2007, the provision for income taxes was $13 million, flat versus corresponding period in 2006.

Minority Interest In Net Income

For the three month period ended March 31, 2007, minority interest was $2 million, a decrease of $3 million, versus $5 million in the corresponding period in 2006, principally due to a decrease in LAM GP-related revenue which is entirely offset in minority interest in net income due to the consolidation of such LAM-GP.

Business Segments

The following data discusses net revenue and operating income for the Company’s operations by business segment. The operating results exclude a discussion of Corporate, due to its relatively minor contribution to operating results. Each segment’s operating expenses include (i) compensation and benefits expenses that are incurred directly in support of the businesses and (ii) other operating expenses, which include directly incurred expenses for premises and occupancy, professional fees, travel and entertainment, communications and information services, equipment, and indirect support costs (including compensation and benefits expense and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistical drivers such as, among other items, headcount, square footage and transactional volume.

Financial Advisory

The following table summarizes the operating results of the Financial Advisory segment.

	Three Months Ended March 31,
	2007	2006
	($ in thousands)
M&A	$196,068	$193,983
Financial Restructuring	9,620	13,593
Corporate Finance and Other	16,897	14,555

Net Revenue	222,585	222,131

Direct Compensation and Benefits	119,958	119,165
Other Operating Expenses(a)	53,040	45,105

Total Operating Expenses	172,998	164,270

Operating Income	$49,587	$57,861

Operating Income as a Percentage of Net Revenue	22%	26%

	As of March 31,
	2007	2006
Headcount (b):
Managing Directors	142	128
Limited Managing Directors	2	2
Other Employees:
Business segment professionals	492	464
All other professionals and support staff	245	250

Total	881	844

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(b)	Excludes headcount related to indirect support functions. Such headcount is included in the Corporate headcount.

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

	Three Months Ended March 31,
	2007	2006
Lazard Statistics:
Number of Clients:
Total	194	171
With Fees Greater than $1 million	48	51
Percentage of Total Financial Advisory Revenue from Top 10 Clients	42%	42%
Number of M&A Transactions Completed Greater than $1 billion (a)	11	14

(a)	Source: Thomson Financial as of April 16, 2007

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms. The offices that generate Financial Advisory net revenue are located in North America, Europe (principally in the U.K., France, Italy, Spain and Germany) and the rest of the world (principally in Asia).

	Three Months Ended March 31,
	2007	2006
North America	43%	59%
Europe	54	40
Rest of World	3	1

Total	100%	100%

The change in the distribution of geographical revenues demonstrates that our revenue can fluctuate materially from quarter to quarter due to the number, size and timing of closings of completed transactions, as well as seasonality and other factors. As such, the geographical distribution of revenues in any particular quarter may not be indicative of future results.

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

Financial Advisory Results of Operations

Three Months Ended March 31, 2007 versus March 31, 2006

In the 2007 period, Financial Advisory net revenue was $223 million, flat as compared to the corresponding period in 2006. M&A net revenue of $196 million increased $2 million, or 1%, versus the 2006 period. Corporate Finance and Other net revenue of $17 million increased by approximately $2 million, or 16%, versus net revenue of $15 million in the corresponding period in 2006. Financial Restructuring net revenue declined by $4 million, or 29%, versus the 2006 period.

The increase in M&A revenue in the 2007 period was generally consistent with the slight increase experienced in global completed M&A transactions. Clients which, in the aggregate, accounted for a significant portion of our M&A revenue for the three month period ended March 31, 2007 included Eurazeo, Dollar General Stores, Groupe Alpha, Hypnion, Max Bahr, Metaldyne, Millicom International Cellular, Schneider Electric, Suelos Industriales La Hita and TransCanada.

Financial Restructuring revenue in the 2007 period decreased as compared to the corresponding period in 2006, principally due to the continued low level of debt defaults experienced in the current period. We have recently been retained to advise New Century Financial Corporation in connection with its Chapter 11 filing, a highly visible assignment for the company that is a leader in sub-prime lending. Restructuring assignments generating fees in the 2007 period include Nortel Networks, New Century Financial, Northwest Airlines, SunCom Wireless and Calpine Corp.

Operating expenses were $173 million in the 2007 period, an increase of approximately $9 million, or 5%, versus operating expenses of $164 million in the corresponding period in 2006. Compensation and benefits expense remained flat, as compared to the 2006 period, consistent with levels of operating revenue. All other operating expenses increased by $8 million, or 18%, primarily due to higher business development-related activities. The 2006 period included approximately $1 million of cost recoveries which served to reduce expenses in that period.

Financial Advisory operating income was $50 million for the 2007 period, a decrease of $8 million, or 14%, versus operating income of $58 million in the corresponding period in 2006. Operating income as a percentage of segment net revenue was 22% for the 2007 period versus 26% in the 2006 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	March 31, 2007	December 31, 2006
	($ in millions)
AUM:
International Equities	$53,802	$52,033
Global Equities	30,476	26,453
U.S. Equities	21,205	13,708

Total Equities	105,483	92,194

European and International Fixed Income	9,023	8,418
Global Fixed Income	1,249	1,095
U.S. Fixed Income	2,315	2,310

Total Fixed Income	12,587	11,823

Alternative Investments	3,292	3,457
Merchant Banking	936	883
Cash Management	2,554	2,080

Total AUM	$124,852	$110,437

Average AUM for the three month periods ended March 31, 2007 and 2006 is set forth below. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Three Months Ended March 31,
	2007	2006
	($ in millions)
Average AUM	$117,645	$91,684

The following is a summary of changes in AUM for the three month periods ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
	($ in millions)
AUM—Beginning of Period	$110,437	$88,234
Net Flows	11,564	863
Market Appreciation	2,708	5,757
Foreign Currency Adjustments	143	279

AUM—End of Period	$124,852	$95,133

AUM as of March 31, 2007 was $124.9 billion, an increase of $14.4 billion as compared to AUM as of December 31, 2006. Merchant banking AUM as of March 31, 2007 and December 31, 2006 includes approximately $0.6 billion at both dates of assets held by an investment company for which Lazard may earn carried interests. During the three month period ended March 31, 2007, net inflows of $11.6 billion were accompanied by market appreciation of $2.7 billion and the positive impact of changes in foreign currency exchange rates of approximately $0.1 billion. Net inflows were experienced primarily in U.S. and Global Equity products, principally the result of being named as sub-advisor to the Vanguard Windsor II fund in January 2007. During the three month period in 2007, average AUM was $117.6 billion, an increase of approximately $26 billion, or 28%, versus average AUM of $91.7 billion in the corresponding period in 2006.

The following table summarizes the operating results of the Asset Management segment.

	Three Months Ended March 31,
	2007	2006
	($ in thousands)
Management Fees	$130,639	$103,805
Incentive Fees	5,006	6,483
Other Income	11,052	8,855

Sub-total	146,697	119,143
LAM GP-Related Revenue	1,831	5,259

Net Revenue	148,528	124,402

Direct Compensation and Benefits	66,224	53,810
Other Operating Expenses(a)	44,788	38,620

Total Operating Expenses	111,012	92,430

Operating Income	37,516	31,972
Less—LAM GP-Related Revenue	(1,831)	(5,259)

Operating Income, excluding LAM GP-Related Revenue (b)	$35,685	$26,713

Operating Income as a Percentage of Net Revenue	25%	26%

Operating Income, as a Percentage of Net Revenue, each excluding LAM GP-Related Revenue (b)	24%	22%

	As of March 31,
	2007	2006
Headcount(c):
Managing Directors	50	43
Limited Managing Directors	1	2
Other Employees:
Business segment professionals	288	278
All other professionals and support staff functions	346	323

Total	685	646

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(b)	Management also evaluates the results of Asset Management based on revenue and operating income excluding the LAM GP-related revenue since such revenue is offset entirely by minority interest expense which is not a charge to operating income.
(c)	Excludes headcount related to indirect support functions. Such headcount is included in the Corporate headcount.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms:

	Three Months Ended March 31,
	2007	2006
North America	52%	60%
Europe	40	34
Rest of World	8	6

Total	100%	100%

Asset Management Results of Operations

Three Months Ended March 31, 2007 versus March 31, 2006

Asset Management net revenue was $149 million for the three month period in 2007, an increase of $24 million, or 19%, versus the corresponding period in 2006. Management fees for the 2007 period were $131 million, up $27 million, or 26%, generally corresponding with the increase in average AUM for the 2007 period. Incentive fees earned for the 2007 period were $5 million, slightly lower than the $6 million recorded for the 2006 period. Other income was $11 million, an increase of $2 million versus the corresponding period in 2006. In addition, during the three month period ended March 31, 2007, revenue of $2 million was recorded from LAM general partnerships held directly by certain of our LAM managing directors, with these amounts also included as “minority interest in net income”, versus $5 million for the corresponding period in 2006.

Operating expenses were $111 million for the 2007 period, an increase of approximately $19 million, or 20%, versus operating expenses of $92 million for the 2006 period. Compensation and benefits expense increased by $12 million, or 23%, as compared to the 2006 period. The increase was principally due to increases in incentive compensation as a result of the increase in operating revenues, as well as additional compensation as a result of headcount increases of managing directors, business segment professionals and other staff. Other operating expenses increased by $6 million, or 16%, versus for the corresponding period in 2006, principally due to higher professional fees for recruiting, fund administration and servicing associated with increased AUM and outsourced services.

Asset Management operating income was approximately $38 million in the 2007 period, an increase of approximately $6 million as compared to operating income of $32 million for the 2006 period. Operating income as a percentage of segment net revenue was 25% for the 2007 period versus 26% for the 2006 period. Excluding LAM GP-related revenue, operating income was approximately $36 million, or 24% of net revenue, excluding LAM GP-related revenue, as compared to approximately $27 million, or 22% for the 2006 period.

Cash Flows

The Company’s cash flows are influenced primarily by the timing of the receipt of Financial Advisory and Asset Management fees, the timing of distributions to members and payment of incentive compensation bonuses to managing directors and employees. The M&A and Asset Management fee receivable collection periods generally are 60 days or less. However, the collection time for restructuring transactions may extend beyond 60 days, particularly those that involve bankruptcies due to issues such as court-ordered holdbacks. In addition, fee receivables from our private fund advisory activities are generally collected over a four year period.

Lazard Group traditionally makes payments for employee incentive compensation and distributions to members primarily in the first four months of the year with respect to the prior year’s results.

Summary of Cash Flows:

	Three Months Ended March 31,
	2007	2006
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$63.4	$59.7
Noncash charges (a)	30.0	13.5
Other operating activities (b)	(330.9)	(123.4)

Net cash used in operating activities	(237.5)	(50.2)

Investing activities (c)	(3.2)	(1.4)
Financing activities (d)	(61.3)	(42.9)
Effect of exchange rate changes	(1.5)	2.2

Net Decrease in Cash and Cash Equivalents	(303.5)	(92.3)
Cash and Cash Equivalents:
Beginning of Period	955.1	490.4

End of Period	$651.6	$398.1

(a) Consists of the following:

Depreciation and amortization of property	$3.6	$3.4
Amortization of deferred expenses, stock units and interest rate hedge	24.6	4.8
Minority interest in net income	1.8	5.3

	$30.0	$13.5

(b) Includes net changes in operating assets and liabilities.

(c) Relates to the net additions and disposals of property.

(d) Primarily includes distributions to members and repayments of senior borrowings.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. We maintain lines of credit in excess of anticipated liquidity requirements. As of March 31, 2007, Lazard had approximately $238 million in unused lines of credit available to it, including $55 million of unused lines of credit available to LFB.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, including use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months and beyond. As noted above, we intend to maintain lines of credit that can be utilized should the need arise. Concurrent with the equity public offering, Lazard Group entered into a five year, $125 million senior revolving credit facility with a group of lenders, with such revolving credit facility being amended on May 17, 2006 to provide for aggregate commitments of $150 million. As of March 31, 2007 there were no amounts outstanding under this credit facility. The senior revolving credit facility contains customary affirmative and negative covenants and events of default for facilities of this type. In addition, the senior revolving credit facility, among other things, limits the ability of the borrower to incur debt, grant liens, pay dividends, enter into mergers or to sell all or substantially all of its assets and contains financial covenants that must be maintained. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources in addition to any new credit facilities.

As of March 31, 2007, Lazard was in compliance with all of its obligations under its various borrowing arrangements.

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to affiliates. Regulatory approval is generally required for paying dividends in excess of certain established levels. See Note 12 of Notes to Condensed Consolidated Financial Statements for further information. These regulations differ in the U.S., the U.K., France, and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see “Item 1-Business—Regulation” included in the Form 10-K.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of March 31, 2007:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Operating Leases (exclusive of $71,868 of sublease income)	$475,159	$61,182	$101,371	$82,806	$229,800
Capital Leases (including interest)	35,592	2,844	5,651	5,630	21,467
Senior Debt (including interest)(a)	1,438,231	167,897	519,498	78,375	672,461
Subordinated Loans (including interest) (b)	248,409	56,971	9,750	9,750	171,938
Merchant Banking Commitments—LAI managed funds (c)	93,634	35,110	58,524
Merchant Banking Commitments—company sponsored funds	3,662	3,008		617	37
Contractual Commitments to Managing Directors, Senior Advisors and Employees (d)	64,607	47,824	12,737	1,493	2,553

Total (e)	$2,359,294	$374,836	$707,531	$178,671	$1,098,256

(a)	Includes $437.5 million relating to Lazard Group Notes issued in connection with the issuance of the ESUs, for which the maturity date of the debt component can vary based on a remarketing of the Lazard Group Notes, and will mature (1) in the event of a successful remarketing, on any date no earlier than May 15, 2010 and no later than May 15, 2035, as we may elect, (2) in the event of a failed remarketing, on May 15, 2008 and (3) otherwise on May 15, 2035. While the Company currently expects a successful remarketing of the Lazard Group Notes, for purposes of the table above, a maturity in 2008, the earliest possible date, was assumed to be the maturity date of the Lazard Group Notes. See Notes 2 and 6 of Notes to Condensed Consolidated Financial Statements.
(b)	The Amended $150 million Subordinated Convertible Note matures on September 30, 2016, has a fixed interest rate of 3.25% per annum and is convertible into shares of Lazard Ltd Class A common stock at an effective conversion price of $57 per share. One-third in principal amount will generally be convertible after July 1, 2008, an additional one-third after July 1, 2009 and the last one-third after July 1, 2010, and no principal amount will be convertible after June 30, 2011. For purposes of the table above, the Amended $150 million Subordinated Convertible Note was considered to remain outstanding until its maturity date, with no assumed conversions into Class A common stock prior thereto. See Note 5 of Notes to Condensed Consolidated Financial Statements.
(c)

Pursuant to the business alliance agreement, Lazard Group has commitments to fund certain investment funds managed by Lazard Alternative Investments Holdings LLC (“LAI”). Amounts in the table above relate to (1) obligations related to Corporate Partners II Limited, a private equity fund formed in February 2005, with $1 billion of institutional capital commitments and a $100 million capital commitment from Lazard Group, the principal portion of which may require funding at any time through 2010. As of March 31, 2007, Lazard Group contributed approximately $14.2 million of its capital commitment, with Lazard’s remaining commitment of approximately $85.8 million as of March 31, 2007 estimated to be funded in the amounts of $29.9 million, $30 million, and $25.9 million in the twelve month periods ending March 31, 2008, 2009 and 2010, respectively; (2) obligations related to Lazard Senior Housing Partners LP, a private equity fund which closed during 2006, with $201 million of capital commitments from institutional investors, including $10 million from Lazard Group, the principal portion of which will require funding at any time through 2008. As of March 31, 2007, Lazard Group contributed approximately $2.2 million of its capital commitment, with Lazard’s remaining commitment of approximately $7.8 million as of March 31,

2007 estimated to be funded in the amounts of $5.2 million and $2.6 million in the twelve month periods ending March 31, 2008 and 2009, respectively.
(d)	The Company has agreements relating to future minimum payments to certain managing directors, senior advisors and employees incurred for the purpose of recruiting and retaining these senior professionals.
(e)	The table above does not include:
(1)	any contingent obligations relating to the LAM equity rights;
(2)	any potential payment related to the IXIS cooperation arrangement. The level of this contingent payment to IXIS would depend, among other things, on the level of revenue generated by the cooperation activities, and the potential payment is limited, as of March 31, 2007, to a maximum of approximately €7 million (subject to further reduction in certain circumstances) which would only occur if the cooperation activities generate no revenue over the course of the remaining initial period of such activities, the cooperation agreement is not renewed and Lazard Ltd’s Class A common stock price fails to sustain certain price levels;
(3)	the contingent limited partner capital commitment as described in Note 7 of Notes to Consolidated Financial Statements included in the Form 10-K;
(4)	the lending commitments and indemnifications provided by LFB to third parties as described in Note 12 of Notes to Consolidated Financial Statements included in the Form 10-K; and
(5)	the 2008 pension fund obligation of approximately $16.1 million as described in Note 15 of Notes to Consolidated Financial Statements included in the Form 10-K.

In addition the table above does not include any recognition of the May, 2008 settlement of the purchase contracts component of the ESUs which require the holders to purchase an aggregate of $437.5 million of Lazard Ltd’s Class A common stock for cash or exchange of outstanding debt, depending on the success of the remarketing of such debt—see (a) above. This obligation is collateralized by the entire $437.5 million principal amount of Lazard Group Notes outstanding. See Note 2 of Notes to Condensed Consolidated Financial Statements. Also, the table above does not include any possible payments for uncertain tax positions. See Note 10 of Notes to Condensed Consolidated Financial Statements.

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

Lazard assesses whether collection is probable based on a number of factors, including past transaction history with the client and an assessment of the client’s current creditworthiness. If, in Lazard’s judgment, collection of a fee is not probable, Lazard will not recognize revenue until the uncertainty is removed. In rare cases, an allowance for doubtful accounts may be established, for example, if a fee is in dispute or litigation has commenced.

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

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective beginning in 2007 and clarifies the more likely than not criteria included in FASB Statement No. 109 “Accounting for Income Taxes,” that must be met prior to recognition of the financial statement benefit of a tax position taken in a tax return. FIN 48 also requires the recognition of a liability for differences between tax positions taken in a tax return and amounts recognized in the financial statements. Management applies the more likely than not criteria included in FIN 48 when estimating its income taxes in each of the jurisdictions in which it operates. See Note 10 of Notes to Condensed Consolidated Financial Statements herein regarding the adoption of FIN 48.

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

Valuation of Investments

“Long-term investments” consist principally of investments in merchant banking and alternative investment funds, and other privately managed investments. These investments as well as those included in securities owned, are carried at fair value on the consolidated statements of financial condition, with unrealized gains and losses reflected net on the consolidated statements of income. Gains and losses on positions held in long-term investments and securities owned, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income.

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

Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, Lazard makes estimates and assumptions in order to determine the fair value of its assets and liabilities and to project future earnings using valuation techniques, including a discounted cash flow model. Lazard uses its best judgment and information available to it at the time to perform this review. Because Lazard’s assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ from those estimates.

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

Market and Credit Risks

Lazard, in general, is not a capital-intensive organization and is not subject to significant credit or market risks. Nevertheless, Lazard has established procedures to assess both the credit and market risk, as well as specific interest rate, currency and credit limits related to various positions.

With respect to LFB’s operations, LFB engages in commercial banking activities that primarily include investing in securities, deposit taking and lending. In addition, LFB may take open foreign exchange positions with a view to profit, but does not sell foreign exchange options in this context, and enters into forward foreign exchange contracts, interest rate swaps, and other derivative contracts to hedge exposures to interest rate and currency fluctuations.

At March 31, 2007, approximately 81% of the $609 million of securities owned, at fair value, were in LFB’s portfolio, substantially all of which were fixed-income securities, 87% of which were rated investment grade credit quality. Most of the remaining 19% of securities owned represent the Company’s investment in accounts managed by LAM. These funds primarily invest in marketable equity securities and are therefore subject to market risk which is monitored daily by management. At December 31, 2006, approximately 95% of the $579 million of securities owned, at fair value, were in LFB’s portfolio, substantially all of which were fixed-income securities, 88% of which were rated investment grade credit quality. The remaining 5% of securities owned represent the Company’s investment in accounts managed by LAM.

At March 31, 2007 and December 31, 2006, derivative contracts related to LFB’s operations were recorded at fair value. Derivative assets amounted to $8 million and $7 million, respectively, with derivative liabilities amounting to $4 million and approximately $2 million, respectively.

The primary market risks associated with LFB’s securities portfolio, foreign exchange, hedging and lending activities is sensitivity to changes in the general level of credit spreads and, with respect to foreign currency risk, specific exchange rate spreads. The risk management strategies that we employ use various risk sensitivity metrics to measure such risks and to examine behavior under significant adverse market conditions.

•	LFB’s interest rate risk as measured by a 1% +/– change in interest rates totaled $600 thousand as of March 31, 2007 and $65 thousand as of December 31, 2006.

•

Foreign currency risk associated with LFB’s open positions, in aggregate, as measured by a 2% +/- change against the U.S. dollar, totaled approximately $20 thousand as of March 31, 2007 and $80 thousand as of December 31, 2006.

LFB fully collateralizes its collateralized financing transactions with fixed income securities.

Risks Related to Receivables

We maintain an allowance for bad debts to provide coverage for probable losses from our fee and customer receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where, in our judgment, the receivables are impaired. At March 31, 2007 total receivables amounted to $839 million, net of an allowance for bad debts of $13 million. As of that date, inter-bank lending, financial advisory and asset management fee, customer and related party receivables comprised 51%, 37%, 10% and 2% of total receivables, respectively. At December 31, 2006 total receivables amounted to $1,235 million, net of allowance for bad debts of $11 million. As of that date, inter-bank lending, financial advisory and asset management fee, customer and related party receivables comprised 58%, 34%, 6% and 2% of total receivables, respectively. The M&A and asset management fee receivables collection periods generally are within 60 days of invoice. However, as discussed above, the collection period for restructuring transactions may extend beyond 60 days, and fee receivables from our private fund advisory activities are generally collected over a four year period.

Credit Concentration

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At March 31, 2007 the Company had no exposure to an individual counterparty that exceeded $44 million, in the aggregate, excluding inter-bank counterparties.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s liabilities has fixed interest rates or maximum interest rates, while its cash and short-term investments generally have floating interest rates. Lazard estimates that operating income relating to cash and short-term investments and corporate indebtedness would change by approximately $7 million, on an annual basis, in the event interest rates were to increase or decrease by 1%.

Operational Risks

Operational risk is inherent in our business and may, for example, manifest itself in the form of errors, breaches in the system of internal controls, business interruptions, fraud or legal actions due to operating deficiencies or noncompliance. The Company maintains a framework including policies and a system of internal controls designed to monitor and manage operational risk and provide management with timely and accurate information. Management within each of the operating companies is primarily responsible for its operational risk programs. The Company has in place a business continuity and disaster recovery programs that manages its capabilities to provide services in the case of a disruption. We purchase insurance programs designed to protect the Company against accidental loss and losses, which may significantly affect our financial objectives, personnel, property, or our ability to continue to meet our responsibilities to our various stakeholder groups.

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

In 2004, we received a request for information from the NASD as part of an industry investigation relating to gifts and gratuities, which is focused primarily on Lazard’s former Capital Markets business, which business was transferred to LFCM Holdings as a part of the separation. In addition, we received requests for information from the NASD, SEC and the U.S. Attorney’s Office for the District of Massachusetts seeking information concerning gifts and entertainment involving an unaffiliated mutual fund company, which are also focused on that same business. In the course of an internal review of these matters, there have been resignations or discipline of certain individuals associated with Lazard’s former Capital Markets business. These investigations are continuing and we cannot predict their potential outcomes, which outcomes, if any, could include the consequences discussed under the caption “Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Lazard Ltd and Goldman Sachs & Co., the lead underwriter of Lazard Ltd’s equity public offering of its common stock, as well as several members of Lazard Ltd’s management and board of directors, were named as defendants in several putative class action and stockholder derivative lawsuits filed in the U.S. District Court for the Southern District of New York and the Supreme Court of the State of New York. Those lawsuits alleged, respectively, various violations of the federal securities laws and breaches by Lazard Ltd directors of their fiduciary duties, all in connection with matters related to the equity public offering. On February 7, 2007, the U.S. District Court for the Southern District of New York issued a Decision and Order dismissing plaintiffs’ claims in the putative class action and allowing plaintiffs twenty days to file an amended complaint repleading any of the dismissed claims. Plaintiffs allowed this twenty-day period to pass without filing an amended complaint. Subsequent to the dismissal of the putative class action in the U.S. District Court, plaintiffs in the putative class action in the Supreme Court of the State of New York, as well as plaintiffs in the putative derivative actions in both the U.S. District Court and the Supreme Court of the State of New York, voluntarily dismissed their actions. Accordingly, all of the lawsuits against Lazard Ltd and members of its management and board of directors concerning the public offering of Lazard Ltd’s common stock have been dismissed.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Lazard Group LLC’s Certificate of Formation (incorporated by reference to Exhibit 3.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

3.2	Lazard Group LLC’s Certificate of Amendment of Certificate of Formation of Lazard Group LLC, changing name to Lazard Group LLC (incorporated by reference to Exhibit 3.2 to the Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

3.3	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

3.4	Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to the Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on December 19, 2005).

4.1	Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.2	First Supplemental Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to the Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.3	Registration Rights Agreement, dated as of May 10, 2005, by and between Lazard Group LLC, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives for the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.4	Second Supplemental Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.37 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.5	Third Supplemental Indenture, dated as of December 19, 2005, by and among Lazard Group LLC, The Bank of New York, as trustee, and for purposes of consent, Lazard Group Finance LLC (incorporated by reference to Exhibit 4.02 to the Lazard Group LLC’s Current Report on Form 8-K (Commission File No. 333-126751) filed on December 19, 2005).

4.6	Purchase Contract Agreement, dated as of May 10, 2005, by and between Lazard Ltd and The Bank of New York, as Purchase Contract Agent (incorporated by reference to Exhibit 4.4 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.7	Pledge Agreement, dated as of May 10, 2005, by and among Lazard Ltd, The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York, as Purchase Contract Agent (incorporated by reference to Exhibit 4.5 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.8	Pledge Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.9	Form of Normal Equity Security Units Certificate (included in Exhibit 4.6).

4.10	Form of Stripped Equity Security Units Certificate (included in Exhibit 4.6).

4.11	Form of Senior Note (included in Exhibit 4.5).

4.12	$546 million 7.125% Senior Notes Due 2015, issued by Lazard Group LLC (incorporated by reference to Exhibit 4.5 to Lazard Group LLC’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 10, 2005).

10.1	Master Separation Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 2.1 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.2	Amendment No. 1, dated as of November 6, 2006, to the Master Separation Agreement, dated as of May 10, 2005, by and among the Lazard Ltd, Lazard Group LLC and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 7, 2006).

10.3	Class B-1 and Class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

10.4	Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006, by and among LAZ-MD Holdings LLC, Lazard Ltd and certain members of LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 7, 2006).

10.5	Employee Benefits Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.6	Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.7	License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company, LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co. Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8	Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and Lazard Group LLC (incorporated by reference to Exhibit 10.7 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9	Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.10	First Amended and Restated Limited Liability Company Agreement of Lazard Asset Management LLC, dated as of January 10, 2003 (incorporated by reference to Exhibit 10.10 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.11	Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.12		Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.13		Lease with an Option to Purchase, dated as of July 11, 1990, by and between Sicomibail and Finabail and SCI du 121 Boulevard Hausmann (English translation) (incorporated by reference to Exhibit 10.20 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.14		Occupational Lease, dated as of August 9, 2002, Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.15	*	Lazard Ltd’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.16	*	Lazard Ltd’s 2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.17	*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, by and among Lazard Ltd, Lazard Group LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.23 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.18	*	Agreement Relating to Reorganization of Lazard, dated as of May 10, 2005, by and among Lazard LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.24 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.19	*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, by and among Lazard Ltd, Lazard Group LLC and Steven J. Golub (incorporated by reference to Exhibit 10.25 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.20	*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for, each of Michael J. Castellano, Scott D. Hoffman and Charles G. Ward III (incorporated by reference to Exhibit 10.26 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.21	*	Agreements Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

10.22	*	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.23	*	Acknowledgement Letter, dated as of November 6, 2006, from Lazard Group LLC to certain managing directors of Lazard Group LLC modifying the terms of the retention agreements of persons party to the Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 7, 2006).

10.24		Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.25		Registration Rights Agreement, dated as of May 10, 2005 by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.26		Letter Agreement, dated as of May 10, 2005, with Bruce Wasserstein family trusts (incorporated by reference to Exhibit 10.31 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.27		Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.32 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.28		First Amendment, dated as of March 28, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q (File No. 333-126751) filed on May 11, 2006).

10.29		Second Amendment, dated as of May 17, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.30	*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.31	*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.32	*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.33		Termination Agreement, dated as of March 31, 2006, by and among Banca Intesa S.p.A., Lazard Group LLC, and Lazard & Co. S.r.l. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on April 4, 2006).

10.34		Amended and Restated $150 Million Subordinated Convertible Promissory Note due 2018, issued by Lazard Funding LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.35		Amended and Restated Guaranty of Lazard Group LLC to Banca Intesa S.p.A., dated as of May 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.36		$96 Million Senior Promissory Note due 2008, issued by Lazard Group LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.37		$50 Million Subordinated Promissory Note due 2008, issued by Lazard Group LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.38		Certificate of Transfer and Assignment with Amendments, dated as of May 15, 2006, by and between Banca Intesa S.p.A. and Citibank, N.A., acknowledged and accepted for certain purposes by Lazard Group LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.39	*	Directors’ Fee Deferral Unit Plan. (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q (File No. 333-126751) filed on May 11, 2006).

10.40	*	First amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K (File No. 333-126751) filed on March 1, 2007).

12.1		Computation of Ratio of Earnings to Fixed Charges.

31.1		Rule 13a-14(a) Certification of Bruce Wasserstein.

31.2		Rule 13a-14(a) Certification of Michael J. Castellano.

32.1		Section 1350 Certification for Bruce Wasserstein.

32.2		Section 1350 Certification for Michael J. Castellano.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2007

LAZARD GROUP LLC

By:	/s/ Bruce Wasserstein
Name: Bruce Wasserstein Title: Chairman and Chief Executive Officer

By:	/s/ Michael J. Castellano
Name: Michael J. Castellano Title: Chief Financial Officer