Form 10-K
period 2007-12-31
Lazard Group LLC
filed 2008-02-28
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

As of June 30, 2007, none of the Registrant’s membership interests was held by non-affiliates.

As of January 31, 2008, in addition to profit participation interests, there were 107,068,617 common membership interests and two managing member interests outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LAZARD GROUP LLC

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2007

i

Part I

When we use the terms “Lazard Group,” “Lazard”, “we”, “us”, “our”, and “the Company”, we mean Lazard Group LLC (formerly named Lazard LLC), a Delaware limited liability company, that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock are publicly traded on the New York Stock Exchange under the Symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and its respective subsidiaries. Lazard Ltd has no material assets other than indirect ownership of approximately 48.3% of the common membership interests in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries who are co-managing members of Lazard Group.

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

We are a preeminent international financial advisory and asset management firm that has long specialized in crafting solutions to the complex financial and strategic challenges of our clients. We serve a diverse set of clients around the world, including corporations, partnerships, institutions, governments and high-net worth individuals. The first Lazard partnership was established in 1848. Over time we have extended our activities beyond our roots in New York, Paris and London. We currently operate from 39 cities in key business and financial centers across 21 countries throughout Europe, North America, Asia, Australia and South America. We focus primarily on two business segments, Financial Advisory and Asset Management. We believe that the mix of our activities across business segments, geographic regions, industries and investment strategies helps to diversify and stabilize our revenue stream.

The Separation and Recapitalization

On May 10, 2005, Lazard Ltd completed the initial public offering of Class A common stock of Lazard Ltd, the public offering of equity security units (“ESUs”) of Lazard Ltd, the private placements under an investment agreement with IXIS Corporate & Investment Bank (“IXIS” or, following its merger with and into its parent, “Natixis”) and the private offering of the 7.125% senior notes due 2015 of Lazard Group, primarily to recapitalize Lazard Group. We refer to these financing transactions and the recapitalization, collectively, as the “recapitalization.” As part of the recapitalization, Lazard Group used the net proceeds from the financing transactions primarily to redeem the outstanding Lazard Group membership interests of certain of its historical partners.

On May 10, 2005, Lazard Group also transferred its capital markets business, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services, and fund management activities outside of France as well as other specified non-operating assets and liabilities, to LFCM Holdings LLC, a Delaware limited liability company (“LFCM Holdings”). We refer to these businesses, assets and liabilities as the “separated businesses” and these transfers collectively as the “separation.” Except as otherwise expressly noted, this annual report on Form 10-K describes Lazard’s business as if the separation was completed for all purposes and for all applicable periods presented.

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

Therefore, Lazard Group’s operating income prior to the separation and recapitalization did not reflect most payments for services rendered by its managing directors. Accordingly, results of operations for periods prior to May 10, 2005 are not comparable to results of operations for subsequent periods.

Principal Business Lines

Our business is organized around two primary segments: Financial Advisory and Asset Management.

Financial Advisory

We offer corporate, partnership, institutional, government and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”), restructurings and various other corporate finance matters. We focus on solving our clients’ most complex problems, providing advice to senior management, boards of directors and business owners of prominent companies and institutions in transactions that typically are of significant strategic and financial importance to them.

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

For the years ended December 31, 2007, 2006 and 2005, Financial Advisory net revenue totaled $1,240 million, $973 million and $865 million, respectively, accounting for approximately 64%, 65% and 66%, respectively, of our consolidated net revenue from continuing operations for the periods. We earned advisory revenue from 622 clients, 510 clients and 484 clients for the years ended December 31, 2007, 2006 and 2005, respectively. We earned $1 million or more from 230 clients, 202 clients and 184 clients for the years ended December 31, 2007, 2006 and 2005, respectively. For the years ended December 31, 2007, 2006 and 2005, the ten largest fee paying clients constituted approximately 19%, 21% and 20% of our segment net revenue, respectively, with no client individually having constituted more than 10% of segment net revenue during any of these years. For the years ended December 31, 2007, 2006 and 2005, Financial Advisory reported operating income of $319 million, $251 million and $276 million, respectively, although as noted previously, results of operations for the period prior to May 10, 2005 are not comparable to results of operations for subsequent periods. At December 31, 2007, 2006 and 2005, Financial Advisory had total assets of $812 million, $453 million, and $337 million, respectively.

We believe that we have been pioneers in offering financial advisory services on an international basis, with the establishment of our New York, Paris and London offices dating back to the nineteenth century. We maintain major local presences in the U.S., the U.K. and France, including a network of regional branch offices in the U.S. and France, as well as presences in Argentina, Australia, Brazil, Canada, Chile, Dubai, Germany, Hong Kong, India, Italy, Japan, the Netherlands, Panama, Sweden, Singapore, South Korea, Spain, Switzerland, Uruguay and mainland China.

During 2004, we entered into a joint venture with Signatura Advisory, called Signatura Lazard, which provides local and cross-border financial services in Brazil. On January 31, 2008, we acquired a 50% interest in

Merchant Bankers Asociados (“MBA”), an Argentina-based financial advisory services firm with offices across Central and South America and the parent company of MBA Banco de Inversiones. In addition, on August 13, 2007, we acquired all of the outstanding ownership interests of Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies, and on July 31, 2007, we acquired all of the outstanding shares of Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”), an Australia-based financial advisory firm. We operate GAHL and CWC under the names “Lazard Middle Market” and “Lazard Carnegie Wylie”, respectively. Furthermore, on June 19, 2007, we entered into a joint cooperation agreement with Raiffeisen Investment AG (“Raiffeisen”) for merger and acquisition advisory services in Russia and the Central and Eastern European (the “CEE”) region. The cooperation between Raiffeisen, one of the CEE region’s top M&A advisors and us will provide domestic, international and cross-border expertise within Russia and the CEE region, and with the rest of the world. Raiffeisen is the M&A advisory business of Raiffeisen Zentralbank Östereich AG.

In addition to seeking business centered in the locations referred to above, we historically have focused in particular on advising clients with respect to cross-border transactions. We believe that we are particularly well known for our legacy of offering broad teams of professionals who are indigenous to their respective regions and who have long-term client relationships, capabilities and know-how in their respective regions. We also believe that this positioning affords us insight around the globe into key industry, economic, government and regulatory issues and developments, which we can bring to bear on behalf of our clients.

Services Offered

We advise clients on a wide range of strategic and financial issues. When we advise companies in the potential acquisition of another company or certain assets, our services include evaluating potential acquisition targets, providing valuation analyses, evaluating and proposing financial and strategic alternatives and rendering, if appropriate, fairness opinions. We also may advise as to the timing, structure, financing and pricing of a proposed acquisition and assist in negotiating and closing the acquisition. In addition, we may assist in executing an acquisition by acting as a dealer-manager in transactions structured as a tender or exchange offer.

When we advise clients that are contemplating the sale of certain businesses, assets or their entire company, our services include advising on the appropriate sales process for the situation, valuation issues, assisting in preparing an offering circular or other appropriate sales materials and rendering, if appropriate, fairness opinions. We also identify and contact selected qualified acquirors and assist in negotiating and closing the proposed sale. As appropriate, we also advise our clients regarding financial and strategic alternatives to a sale including recapitalizations, spin-offs, carve-outs, split-offs and tracking stocks. Our advice includes recommendations with respect to the structure, timing and pricing of these alternatives.

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

Industries Served

We seek to offer our services across most major industry groups, including, in many cases, sub-industry specialties. Our Mergers and Acquisitions managing directors and professionals are organized to provide advice in the following major industry practice areas:

•	consumer,

•	financial institutions,

•	financial sponsors,

•	healthcare and life sciences,

•	industrial,

•	power and energy/infrastructure,

•	real estate, and

•	technology, media and telecommunications.

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

In addition to our Mergers and Acquisitions and Financial Restructuring practices, we also maintain specialties in the following distinct practice areas:

•	government advisory,

•	fund raising for alternative investment funds,

•	private investment in public equity, or “PIPE,”

•	special purpose acquisition companies, or “SPACs,” and

•	corporate finance.

We endeavor to coordinate the activities of the professionals in these areas with our Mergers and Acquisitions industry specialists in order to offer clients customized teams of cross-functional expertise spanning both industry and practice area know-how.

Strategy

Our focus in our Financial Advisory business is on:

•	making a significant investment in our intellectual capital with the addition of many senior professionals who we believe have strong client relationships and industry expertise,

•	increasing our contacts with existing clients to further enhance our long-term relationships and our efforts in developing new client relationships,

•	expanding the breadth and depth of our industry expertise and selectively adding new practice areas,

•	coordinating our industry specialty activities on a global basis and increasing the integration of our industry experts with our Financial Restructuring professionals, and

•

broadening our geographic presence by adding new offices in Australia (Brisbane and Melbourne), Switzerland (Zurich), mainland China (Beijing and Shanghai) and Emirate of Dubai (Dubai City), as well as new regional offices in the U.S. (Boston and Minneapolis) and entering into new strategic alliances in South America (Argentina, Brazil, Chile, Panama and Uruguay), and a joint cooperation agreement in Eastern Europe and Russia.

In addition to the expansion of our Financial Advisory team, we believe that the following external market factors may enable our Financial Advisory practice to benefit in the global mergers and acquisitions advisory business:

•	increasing demand for independent, unbiased financial advice, and

•	a potential increase in cross-border mergers and acquisitions and large capitalization mergers and acquisitions, two of our areas of historical specialization.

Going forward, our strategic emphasis in our Financial Advisory business is to leverage the investments we have made in recent years to grow our business and drive our productivity. We continue to seek to opportunistically attract outstanding individuals to this practice. We routinely reassess our strategic position and may in the future seek opportunities to further enhance our competitive position. In this regard, during 2007, as described above, we broadened our geographic footprint through acquisitions, investments and alliances in Australia, Eastern Europe, Russia and Latin America. We opened new offices in Boston, Dubai City and Zurich. In addition, as a result of acquiring GAHL, we launched “Lazard Middle Market,” which advises mid-sized private companies.

Relationship with Natixis

In April 2004, Lazard Group and IXIS (now known as Natixis) entered into a cooperation arrangement to place and underwrite securities on the French equity primary capital markets under a common brand, currently “Lazard-Natixis,” and cooperate in their respective origination, syndication and placement activities. This cooperation covers French listed companies exceeding a market capitalization of €500 million. On March 15, 2005, Lazard Group and Natixis expanded this arrangement into an exclusive arrangement within France. The cooperation arrangement also provides for an alliance in real estate advisory work with the objective of establishing a common brand for advisory and financing operations within France. It also adds an exclusive mutual referral cooperation arrangement, subject to the fiduciary duties of each firm, with the goal of referring clients from Lazard Group to Natixis for services relating to corporate banking, lending, securitizations and derivatives within France and from Natixis to Lazard Group for mergers and acquisitions advisory services within France. This expanded cooperation arrangement has an initial term of three years through May 10, 2008.

In connection with the cooperation arrangement, Lazard Group and Natixis have developed a business plan to promote mutual revenue production and sharing relating to the cooperation activities. As part of that plan, revenue from the various activities subject to the cooperation arrangement is credited towards a target weighted revenue number (the “Notional Reserve”) of €20 million (which the parties may agree to reduce if aspects of the cooperation do not take place), calculated by applying varying percentages depending on the source of the revenue plus the underwriting commissions received by Natixis for the ESUs. If at the end of the initial term of the cooperation arrangement (a) the sum of that calculation is less than the Notional Reserve, (b) the cooperation arrangement is not renewed and (c) Lazard Ltd’s Class A common stock price fails to exceed $25 per share for a specified period, Lazard Group or its affiliate will pay Natixis or one of its affiliates the difference between the Notional Reserve and the sum of (1) the weighted revenue credits and (2) any gain Natixis has realized on a sale of its investment in our securities prior to the end of the initial term of the arrangement. The level of this potential payment would depend, among other things, on the level of revenue generated by the cooperation activities. The potential payment is limited, as of December 31, 2007, to a maximum of approximately €0.8 million (subject to further reduction in certain circumstances) which would only occur if the cooperation activities generate no revenue over the course of the remaining initial period of such activities and the other conditions noted above have not been met.

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

As of December 31, 2007, total assets under management (“AUM”) were $141.4 billion, approximately 85% of which was invested in equities, 10% in fixed income, 2% in alternative investments, 2% in cash and 1% in private equity funds. As of the same date, approximately 44% of our AUM was invested in international (i.e., non-U.S. and regional non-U.S.) investment strategies, 37% was invested in global investment strategies and 19% was invested in U.S. investment strategies, and our top ten clients accounted for 27% of total AUM. Approximately 85% of our AUM as of that date was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors. Approximately 15% of AUM as of December 31, 2007 was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

The charts below illustrate the mix of our AUM as of December 31, 2007, measured by broad product strategy and by office location.

AUM BY PRODUCT	AUM BY OFFICE LOCATION

For the years ended December 31, 2007, 2006 and 2005, Asset Management net revenue totaled $725 million, $553 million and $466 million, respectively, accounting for approximately 38%, 37% and 36%, respectively, of our consolidated net revenue from continuing operations for the periods. During the same periods, Asset Management reported operating income of $185 million, $135 million and $116 million, respectively, although as noted previously results of operations for periods prior to May 10, 2005 are not comparable to results of operations for subsequent periods. At December 31, 2007, 2006 and 2005, Asset Management had $581 million, $419 million, and $308 million in total assets, respectively.

LAM and LFG

Our largest Asset Management subsidiaries are Lazard Asset Management LLC (“LAM”), with offices in New York, San Francisco, Minneapolis, Boston, San Diego, Chicago, Toronto, Montreal, London, Milan, Frankfurt, Hamburg, Tokyo, Sydney and Seoul (aggregating approximately $126.9 billion in total AUM as of December 31, 2007), and Lazard Frères Gestion (“LFG”) headquartered in Paris (aggregating approximately $13.1 billion in total AUM as of December 31, 2007). These operations, with 735 employees as of December 31, 2007, provide our business with a global presence and local identity.

Primary distinguishing features of these operations include:

•	a global footprint with global research, global mandates and global clients,

•

a broad-based team of approximately 240 investment professionals at December 31, 2007: LAM has approximately 210 investment professionals, which includes approximately 90 focused, in-house, investment analysts across all products and platforms, many of whom have substantial industry or sector specific expertise, and LFG has approximately 30 investment professionals, including nine investment analysts,

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

Our Investment Philosophy, Process and Research.    Our investment philosophy is generally based upon a fundamental security selection approach to investing. Across many of our products, we apply three key principles to investment portfolios:

•	select securities, not markets,

•	evaluate the trade-off between returns and valuations, and

•	manage risk.

In searching for equity investment opportunities, our investment professionals generally follow an investment process that incorporates several interconnected components that may include:

•	analytical framework analysis and screening,

•	accounting validation,

•	fundamental analysis,

•	security selection and portfolio construction, and

•	risk management.

At LAM, we conduct investment research on a global basis, to develop market, industry and company specific insight. Approximately 90 investment analysts, located in our worldwide offices, conduct research and evaluate investment opportunities around the world across all products and platforms. The LAM global research platform is organized around six global industry sectors:

•	consumer goods,

•	financial services,

•	health care,

•	industrials,

•	power, and

•	technology, media and telecommunications.

Our analysts recommend companies to portfolio managers and work with them on an ongoing basis to make buy and sell decisions.

At LFG, nine investment analysts conduct research and evaluate investment opportunities, primarily focused on large capitalization European companies.

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

Small Capitalization

Emerging Markets

Thematic

Convertibles*

Listed Infrastructure

Quantitative

EAFE (Non-U.S.)

Large Capitalization

Small Capitalization

Multi-Capitalization

Quantitative

Global Ex

Global Ex-U.K.

Global Ex-Japan

Global Ex-Australia

Pan-European Large Capitalization Small Capitalization Eurozone Large Capitalization** Small Capitalization** Continental European Small Cap Multi Cap Eurozone (i.e., Euro Bloc) Euro-Trend (Thematic)

U.S.

Large Capitalization**

Mid Capitalization

Small Capitalization

Multi-Capitalization

Other

U.K. (Large Capitalization)

U.K. (Small Capitalization)

Australia

France (Large Capitalization)*

France (Small Capitalization)*

Japan**

Korea

Fixed Income and Cash Management	Global Core Fixed Income High Yield Short Duration	Pan-European Core Fixed Income High Yield Cash Management* Duration Overlay Eurozone Fixed Income** Cash Management* Corporate Bonds**	U.S. Core Fixed Income High Yield Short Duration Municipals Cash Management* Non-U.S. U.K. Fixed Income

Alternative	Global Global Opportunities (Long/Short) Fund of Hedge Funds Fund of Closed-End Funds (Long and Long/Short) Convertible Arbitrage/Relative Value	Regional European Explorer (Long/Short) Emerging Income Japan (Long/Short)

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

Distribution.    We distribute our products through a broad array of marketing channels on a global basis. LAM’s marketing, sales and client service efforts are organized through a global market delivery and service network, with distribution professionals located in cities including New York, San Francisco, London, Milan, Frankfurt, Hamburg, Tokyo, Sydney and Seoul. We have developed a well-established presence in the institutional asset management arena, managing money for corporations, labor unions and public pension funds around the world. In addition, we manage assets for insurance companies, savings and trust banks, endowments, foundations and charities.

We also have become a leading firm in third-party distribution, managing mutual funds and separately managed accounts for many of the world’s largest broker-dealers, insurance companies, registered advisors and other financial intermediaries. In the area of wealth management, we cater to family offices and private clients.

LFG markets and distributes its products through 21 sales professionals based in France who target directly both individual and institutional investors.

Most of the managing directors of LAM and other key LAM employees hold LAM equity units, which entitle their holders to payments in connection with selected fundamental transactions affecting Lazard Group or LAM. For more information regarding these rights see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Alternative Investments

Lazard has a long history of making alternative investments with its own capital, usually alongside capital of qualified institutional and individual investors. These activities typically are organized in funds that make substantial or controlling investments in private or public companies, generally through privately negotiated transactions and with a view to divestment within two to seven years. While potentially risky and frequently illiquid, such investments, when successful, can yield investors substantial returns on capital and generate attractive management and performance fees for the sponsor of such funds.

As a part of the separation, we transferred to LFCM Holdings all of our alternative investment activities, except for Fonds Partenaires Gestion (“FPG”), our private equity business in France, which is a subsidiary of our Paris-based banking affiliate, Lazard Frères Banque SA (“LFB”) and is regulated by the Autorité des Marchés Financiers. We also transferred to LFCM Holdings principal investments by Lazard Group in the funds managed by the separated businesses, while we retained our investment in our French private equity funds.

LFCM Holdings operates the alternative investment business (including private equity activities) transferred to it in the separation. Consistent with our intent to support the development of the alternative investment business, including investing capital in funds managed or formed by Lazard Alternative Investments Holdings LLC (“LAI”), a subsidiary of LFCM Holdings, and in order to benefit from what we believe to be the potential of this business, we are entitled to receive from LFCM Holdings all or a portion of the payments from the incentive fees attributable to these funds (net of compensation payable to investment professionals who manage these funds) pursuant to the business alliance agreement between us and LFCM Holdings. In addition, pursuant to the business alliance agreement, we have an option to acquire the fund management activities of LAI and have the right to participate in the oversight of LFCM Holdings’ funds and consent to certain actions. We will continue to abide by our obligations with respect to transferred funds and will not compete with LFCM Holdings’ alternative investment business during the duration of our option to acquire this business. From time to time, we have considered exercising the option described above and have had preliminary conversations with LFCM Holdings in that regard.

In February 2005, Lazard Group formed Corporate Partners II Limited, a private equity fund with $1 billion of institutional capital commitments and a $100 million capital commitment from Lazard Group, the principal portion of which may require funding, at any time through 2010. As of December 31, 2007, Lazard Group contributed approximately $24 million of its capital commitment. Pursuant to the master separation and business alliance agreements entered into between Lazard Group and LFCM Holdings, this fund is managed by a subsidiary of LFCM Holdings, and Lazard Group retained a capital commitment to the fund and is entitled to receive the carried interest distributions made by the fund (other than the carried interest distributions made to investment professionals who manage the fund).

In July 2005, LFCM Holdings formed a private equity fund, Lazard Senior Housing Partners LP, which closed with capital commitments of $201 million from institutional investors, including $10 million from Lazard Group, the principal portion of which will require funding at any time through 2008. In connection with such capital commitment, Lazard Group had funded $8 million as of December 31, 2007.

Pursuant to the business alliance agreement, Lazard Group has a limited partner capital commitment to Lazard Technology Partners III, a planned investment fund to be managed and controlled by LFCM Holdings, which is contingent upon the formation of such investment fund. As of December 31, 2007, the capital commitment was 10% of the total fund capital commitments, with a minimum and maximum commitment from Lazard Group of $15 million and $20 million, respectively. As of December 31, 2007, this investment fund has not been formed and Lazard Group has not made any payment toward such contingent capital commitment.

On October 2, 2007, Lazard Funding Limited LLC (“Lazard Funding”), a wholly-owned subsidiary of Lazard Group, formed a special purpose acquisition company, Sapphire Industrials Corp. (“Sapphire”), for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. In connection with the formation of Sapphire, Lazard Funding purchased approximately 17.4 million founder units at a total cost of approximately $0.1 million. Each founders’ unit consists of one share of Sapphire common stock and one warrant to purchase one share of Sapphire common stock. On January 24, 2008, Sapphire completed an initial public offering (the “Sapphire IPO”), raising $800 million through the sale of 80 million units at an offering price of $10.00 per unit. On January 24, 2008, in connection with the Sapphire IPO, Lazard Funding purchased (i) 5 million units in the Sapphire IPO at a purchase price equal to the public offering price of $10.00 per unit (for an aggregate purchase price of $50.0 million), and (ii) an aggregate of 12.5 million warrants from Sapphire at a price of $1.00 per warrant (for a total purchase price of $12.5 million). See Note 13 of Notes to Consolidated Financial Statements for additional information regarding Sapphire and the Sapphire IPO.

As of December 31, 2007, FPG, Lazard Group’s private equity business in France, with 10 employees, consisted of a group of private equity funds and an affiliated management company with approximately $1.3 billion of AUM. Lazard Group’s investments in FPG-managed and other affiliated funds totaled approximately $27 million as of December 31, 2007.

In connection with the acquisition of CWC, Lazard now includes CWC’s private equity business as part of its Asset Management segment. CWC’s private equity business, with 12 employees, had approximately $100 million of private equity AUM as of December 31, 2007.

Strategy

Our strategic plan in our Asset Management business is to focus on delivering superior investment performance and client service and broadening our product offerings and distribution in selected areas in order to continue to drive improved business results. Over the past several years, in an effort to improve LAM’s operations and expand our business, we have:

•	focused on enhancing our investment performance,

•	improved our investment management platform by adding a number of senior investment professionals (including portfolio managers and analysts),

•	continued to strengthen our marketing and consultant relations capabilities,

•	expanded our product platform by “lifting-out” experienced portfolio managers to establish new products, and

•	launched new products such as several hedge fund strategies, Global/Regional Quantitative equities strategies and a global listed infrastructure strategy.

We believe that our Asset Management business has long maintained an outstanding team of portfolio managers and global research analysts. We intend to maintain and supplement our intellectual capital to achieve our goals. We routinely reassess our strategic position and may in the future seek acquisitions or other transactions, including the opportunistic hiring of new employees, in order to further enhance our competitive position. We also believe that our specific investment strategies, global reach, unique brand identity and access to multiple distribution channels will allow us to expand into new investment products, strategies and geographic locations. In addition, we plan to expand our participation in alternative investment activities through investments in new and successor funds.

Employees

We believe that our people are our most important asset, and it is their reputation, talent, integrity and dedication that underpin our success. As of December 31, 2007, we employed 2,458 people, which included 138 managing directors and 657 other professionals in our Financial Advisory segment and 48 managing directors and 337 other professionals in our Asset Management segment. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees worldwide. We utilize an evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for improved performance. Generally, our employees are not subject to any collective bargaining agreements, except that our employees in certain of our European offices, including France and Italy, are covered by national, industry-wide collective bargaining agreements. We believe that we have good relations with our employees.

Competition

The financial services industry, and all of the businesses in which we compete, are intensely competitive, and we expect them to remain so. Our competitors are other investment banking and financial advisory firms, broker-dealers, commercial and “universal” banks, insurance companies, investment management firms, hedge fund management firms, alternative investment firms and other financial institutions. We compete with some of our competitors globally and with others on a regional, product or niche basis. We compete on the basis of a number of factors, including quality of people, transaction execution skills, investment track record, quality of client service, individual and institutional client relationships, absence of conflicts, range of products and services, innovation, brand recognition and business reputation.

While our competitors vary by country in our Mergers and Acquisitions practice, we believe our primary competitors in securing mergers and acquisitions advisory engagements are Bear Stearns, Citigroup, Credit Suisse, Deutsche Bank AG, Goldman, Sachs & Co., JPMorgan Chase, Lehman Brothers, Mediobanca, Merrill Lynch, Morgan Stanley, Rothschild and UBS. In our Financial Restructuring practice, our primary competitors are The Blackstone Group, Greenhill & Co. and Rothschild.

We believe that our primary competitors in our Asset Management business include, in the case of LAM, Alliance Bernstein, AMVESCAP, Brandes Investment Partners, Capital Management & Research, Fidelity, Lord Abbett and Schroders and, in the case of LFG, Swiss private banks with offices in France as well as large institutional banks and fund managers. We face competition in private equity both in the pursuit of outside investors for our private equity funds and to acquire investments in attractive portfolio companies. We compete with hundreds of other funds, many of which are subsidiaries of or otherwise affiliated with large financial service providers.

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

Regulation

Our businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our stockholders or creditors. Many of our affiliates that participate in securities markets are subject to comprehensive regulations that include some form of capital structure regulations and other customer protection rules. In the U.S., certain of our subsidiaries are subject to such regulations promulgated by the SEC or FINRA (formerly the NASD). Standards, requirements and rules implemented throughout the European Union are broadly comparable in scope and purpose to the regulatory capital and customer protection requirements imposed under the SEC and FINRA rules. European Union directives also permit local regulation in each jurisdiction, including those in which we operate, to be more restrictive than the requirements of such directives, and these sometimes burdensome local requirements can result in certain competitive disadvantages to us.

In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. FINRA is a voluntary, self-regulatory body composed of members, such as our broker-dealer subsidiaries, that have agreed to abide by FINRA’s rules and regulations. The SEC, FINRA and non-U.S. regulatory organizations may examine the activities of, and may expel, fine and otherwise discipline us and our employees. The laws, rules and regulations comprising this framework of regulation and the interpretation and enforcement of existing laws, rules and regulations are constantly changing. The effect of any such changes cannot be predicted and may impact the manner of operation and profitability of our company.

Our principal U.S. broker-dealer subsidiary, Lazard Frères & Co. LLC, through which we conduct most of our U.S. Financial Advisory business, is currently registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in all 50 states, the District of Columbia and Puerto Rico. As such, Lazard Frères & Co. LLC is subject to regulations governing effectively every aspect of the securities business, including the effecting of securities transactions, minimum capital requirements, record-keeping and reporting procedures, relationships with customers, experience and training requirements for certain employees and business procedures with firms that are not members of certain regulatory bodies. Lazard Asset Management Securities LLC, a subsidiary of LAM, also is registered as a broker-dealer with the SEC and FINRA and in all 50 states, the District of Columbia and Puerto Rico. Goldsmith Agio Helms Securities, Inc., a subsidiary of GAHL, is registered as a broker-dealer with the SEC and FINRA and California, Florida, Illinois, Michigan, Minnesota, New York and Ohio. Certain U.K. subsidiaries of Lazard Group, including Lazard & Co., Limited, Lazard Fund Managers Limited and Lazard Asset Management Limited, which we refer to in this annual report as, the “U.K. subsidiaries,” are regulated by the Financial Services Authority. We also have other subsidiaries that are registered as broker-dealers (or have similar non-U.S. registration in various jurisdictions).

Compagnie Financière Lazard Frères SAS (“CFLF”), our French subsidiary through which non-corporate finance advisory activities are carried out in France, is subject to regulation by the Commission Bancaire and the Comité des Ètablissements de Crédit et des Entreprise d’Investissement for its banking activities conducted through its affiliate LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management) and FPG (private equity), are subject to regulation and supervision by the Autorité des Marchés Financiers. Our business is also subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate.

Our U.S. broker-dealer subsidiaries, including Lazard Frères & Co. LLC, are subject to the SEC’s uniform net capital rule, Rule 15c3-1, and the net capital rules of FINRA, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiaries. The uniform net capital rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. FINRA may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital falls below its requirements. In addition, our broker-dealer subsidiaries are subject to certain notification requirements related to withdrawals of excess net capital. Our broker-dealer subsidiaries are also subject to regulations including the USA PATRIOT Act of 2001, which impose obligations regarding the prevention and detection of money-laundering activities, including the establishment of customer due diligence and other compliance policies and procedures. Failure to comply with these requirements may result in monetary, regulatory and, in certain cases, criminal penalties.

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

Over the past several years, European Union financial services regulators have taken steps to institute consolidated supervision over a wide range of financial services companies that conduct business in the European Union, even if their head offices are located outside of the European Union. Under the Financial Conglomerates Directive (2002/87/EC), we, along with a number of our competitors, were required to submit to consolidated supervision by a European Union financial services regulator commencing on January 1, 2005, unless we were already subject to “equivalent” supervision by another regulator. During 2004, the SEC issued final regulations establishing a consolidated supervision framework for investment banks. Under these regulations, we can voluntarily submit to a stringent framework of rules relating to group-wide capital levels, internal risk management control systems and regulatory reporting requirements. We have elected to become subject to consolidated supervision by the SEC and formally notified the SEC of our intention in December 2004. It is possible that these regulations may ultimately require that we increase our regulatory capital, which may adversely affect our profitability and result in other increased costs. We are currently in the process of formal discussions with the SEC in connection with consolidated supervision matters and expect to be subject to consolidated supervision by the SEC sometime during 2008.

Executive Officers of the Registrant

Set forth below are the name, age, present title, principal occupation and certain biographical information for our executive officers as of February 22, 2008, all of whom have been appointed by, and serve at the pleasure of, our board of directors.

Bruce Wasserstein, 60

Mr. Wasserstein has served as Chairman and Chief Executive Officer of Lazard Group and Lazard Ltd since May 2005. Mr. Wasserstein has served as a director of Lazard Group since January 2002 and as a director of Lazard Ltd since April 2005. Mr. Wasserstein served as the Head of Lazard and Chairman of the Executive Committee of Lazard Group from January 2002 until May 2005. Prior to joining Lazard, Mr. Wasserstein was Executive Chairman at Dresdner Kleinwort Wasserstein from January 2001 to November 2001. Prior to joining Dresdner Kleinwort Wasserstein, he served as CEO of Wasserstein Perella Group (an investment banking firm he co-founded) from February 1988 to January 2001, when Wasserstein Perella Group was sold to Dresdner Bank. Prior to founding Wasserstein Perella Group, Mr. Wasserstein was the Co-Head of Investment Banking at The First Boston Corporation. Prior to joining First Boston, Mr. Wasserstein was an attorney at Cravath, Swaine & Moore. Mr. Wasserstein also currently serves as Chairman of Wasserstein & Co., LP, a private merchant bank, and is a member of the board of directors of Harry & David Holdings, Inc.

Michael J. Castellano, 61

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

Steven J. Golub, 62

Mr. Golub has served as Vice Chairman of Lazard Ltd and Chairman of the Financial Advisory Group of Lazard Ltd since May 2005. Mr. Golub has served as Vice Chairman of Lazard Group since October 2004 and as a Managing Director of Lazard Group since January 1986. Mr. Golub previously served as Chief Financial Officer from July 1997 to August 2001. Mr. Golub also served as a Senior Vice President of Lazard from May 1984 to January 1986. Prior to joining Lazard, Mr. Golub was a Partner at Deloitte Haskins & Sells from July 1980 to May 1984. Prior to joining Deloitte Haskins & Sells, he served as the Deputy Chief Accountant in the Chief Accountant’s Office of the Securities and Exchange Commission from January 1979 to June 1980. Mr. Golub currently serves on the board of directors of Minerals Technologies Inc.

Scott D. Hoffman, 45

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

Charles G. Ward, III, 55

Mr. Ward has served as President of Lazard Ltd and Chairman of the Asset Management Group of Lazard Ltd since May 2005. Mr. Ward has served as President and a Managing Director of Lazard Group since February 2002. Prior to joining Lazard, he was variously the Head or Co-Head of Global Investment Banking and Private

Equity of Credit Suisse First Boston, or “CSFB,” from February 1994 to February 2002. Mr. Ward also served as a member of the Executive Board of CSFB from February 1994 to February 2002 and as President of CSFB from April 2000 to November 2000. Prior to joining CSFB, Mr. Ward co-founded Wasserstein Perella Group in February 1988 and served as President of Wasserstein Perella & Co. from January 1990 to February 1994. Prior to serving at Wasserstein Perella & Co., Mr. Ward was Co-Head of Mergers and Acquisitions and the Media Group at The First Boston Corporation where he worked from July 1979 to February 1988. Mr. Ward currently serves on the board of directors of Sapphire Industrials Corp.

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

Our public internet site is http://www.lazard.com. and the investor relations section of our public internet site is located at http://www.lazard.com/InvestorRelations/SEC-Filings.aspx. We will make available free of charge, on or through the investor relations section of our internet site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request of any shareholder to the Investor Relations Department, are charters for the Company’s Audit Committee, Compensation Committee and Nominating & Governance Committee. Copies of these charters and our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees are also posted on our website in the “Corporate Governance” section.

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

Lazard Group has experienced several significant events in recent years, including our transformation from a private to a public company. In general, our industry continues to experience change and exerts competitive pressures for retaining top talent, which makes it more difficult for us to retain professionals. If any of our managing directors and other key professional employees were to join an existing competitor, form a competing company or otherwise leave us, some of our clients could choose to use the services of that competitor or some other competitor instead of our services. The employment arrangements, non-competition agreements and retention agreements we have entered into with our managing directors and other key professional employees may not prevent our managing directors and other key professional employees from resigning from practice or competing against us. In addition, these arrangements and agreements have a limited duration and will expire after a certain period of time. Since our transformation to a public company, we continue to be subject to the intense competition in the financial services industry regarding the recruitment and retention of key professionals, and have experienced a few departures from and added to our professional ranks as a result. In connection with our transformation to a public company we adopted a compensation policy that provides that our employee compensation and benefits expense, including amounts payable to our managing directors, will not exceed 57.5% of operating revenue (although we retain the ability to change this policy in the future). For the year ended December 31, 2007, such employee compensation and benefits expenses was 55.7% of operating revenue, including amortization of restricted stock unit grants under our 2005 Equity Incentive Plan which starts at the date of grant.

During periods of favorable market conditions we would expect to be able to achieve this target without negatively impacting the financial packages for our managing directors and other key employees. However, during periods of adverse market conditions, we may face additional retention pressures as a result of potential reductions in payments for services rendered by our managing directors and other key employees. Also, the expiration in May, 2008 of the initial transfer restrictions on the LAZ-MD Holdings exchangeable interests held by our managing directors may create additional retention pressures. Furthermore, as a result of the intense competition for financial services professionals, we, like our competitors, may not be able to retain each of the key employees and managing directors that we desire to keep and, even if we can, we may not be able to retain them at compensation levels that will allow us to achieve our target ratio of compensation expense-to-operating revenue.

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

Our Asset Management business also would be expected to generate lower revenue in a market or general economic downturn. Under our Asset Management business’ arrangements, investment advisory fees we receive typically are based on the market value of AUM. Accordingly, a decline in the prices of securities would be expected to cause our revenue and income to decline by:

•	causing the value of our AUM to decrease, which would result in lower investment advisory fees,

•	causing negative absolute performance returns for some accounts which have performance-based incentive fees, which would result in a reduction of revenue from such fees, or

•

causing some of our clients to withdraw funds from our Asset Management business in favor of investments they perceive as offering greater opportunity or lower risk, which also would result in lower investment advisory fees.

If our Asset Management revenue declines without a commensurate reduction in our expenses, our net income will be reduced. In addition, in the event of a market downturn, our alternative investment and private equity practice also may be impacted by reduced exit opportunities in which to realize the value of its investments.

A majority of our revenue is derived from Financial Advisory fees, which are not long-term contracted sources of revenue and are subject to intense competition, and declines in our Financial Advisory engagements could have a material adverse effect on our financial condition and results of operations.

We historically have earned a substantial portion of our revenue from advisory fees paid to us by our Financial Advisory clients, which fees usually are payable upon the successful completion of a particular transaction or restructuring. For example, for the year ended December 31, 2007, Financial Advisory services accounted for approximately 64% of our consolidated net revenue. We expect that we will continue to rely on Financial Advisory fees for a substantial portion of our revenue for the foreseeable future, and a decline in our advisory engagements or the market for advisory services would adversely affect our business, financial condition and results of operations.

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

In many cases, we are paid for advisory engagements only upon the successful consummation of the underlying merger or acquisition transaction or restructuring. As a result, our Financial Advisory business is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, a client could delay or terminate an acquisition transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board of directors or stockholder approvals, failure to secure necessary financing, adverse market conditions or because the target’s business is experiencing unexpected operating or financial problems. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness, for example, due to a failure to reach agreement with its principal creditors. In these circumstances, we often do not receive any advisory fees other than the reimbursement of certain expenses despite the fact that we devote resources to these transactions. Accordingly, the failure of one or more transactions to close either as anticipated or at all could materially adversely affect our business, financial condition or results of operations. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

If the number of debt defaults, bankruptcies or other factors affecting demand for our Financial Restructuring services declines, or we lose business to certain new entrants to the financial restructuring advisory practice who are no longer precluded from offering such services due to changes to the U.S. Bankruptcy Code, our Financial Restructuring practice’s revenue could suffer.

We provide various financial restructuring and restructuring-related advice to companies in financial distress or to their creditors or other stakeholders. Historically, the fees from financial restructuring related services have been a significant part of our Financial Advisory revenue. A number of factors affect demand for these advisory services, including general economic conditions, the availability and cost of debt and equity financing and changes to laws, rules and regulations, including deregulation or privatization of particular industries and those that protect creditors.

Section 327 of the U.S. Bankruptcy Code requires that “disinterested persons” be employed in a restructuring. The definition of “disinterested person” has been modified. As previously in effect, certain of our competitors were disqualified from being employed in restructurings as a result of their status as an underwriter of securities. This basis for disqualification, however, no longer applies. Historically, we were not often disqualified from obtaining a role in a restructuring because we have not been a significant underwriter of securities. The change of the “disinterested person” definition allows for more financial services firms to compete for restructuring engagements and make recruiting and retaining of professionals more difficult. If our competitors succeed in being retained in new restructuring engagements, our Financial Restructuring practice, and thereby our results of operations, could be materially adversely affected.

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

Investment performance affects our AUM relating to existing clients and is one of the most important factors in retaining clients and competing for new Asset Management business. Poor investment performance could impair our revenue and growth because:

•	existing clients might withdraw funds from our Asset Management business in favor of better performing products, which would result in lower investment advisory fees,

•	our incentive fees, which provide us with a set percentage of returns on some alternative investment and private equity funds and other accounts, would decline,

•	third-party financial intermediaries, advisors or consultants may rate our products poorly, which may result in client withdrawals and reduced asset flows from these third parties or their clients, or

•	firms with which we have strategic alliances may terminate such relationships with us, and future strategic alliances may be unavailable.

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

Even when securities prices are rising generally, performance can be affected by investment style. Many of the equity investment strategies in our Asset Management business share a common investment orientation towards fundamental security selection. We believe this style tends to outperform the market in some market environments and underperform it in others. In particular, a prolonged growth environment may cause certain investment strategies to go out of favor with some clients, consultants or third-party intermediaries. In combination with poor performance relative to peers, changes in personnel, extensive periods in particular market environments or other difficulties, this may result in significant client or asset departures or a reduction in AUM.

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

In addition, in the U.S., as required by the Investment Company Act, each of our investment advisory contracts with the mutual funds we advise or subadvise automatically terminates upon its “assignment.” Each of our other investment advisory contracts subject to the provisions of the Investment Advisers Act provide, as required by the act, that the contract may not be “assigned” without the consent of the customer. A sale of a sufficiently large block of shares of our voting securities or other transactions could be deemed an “assignment” in certain circumstances. An assignment, actual or constructive, would trigger these termination provisions and could adversely affect our ability to continue managing client accounts.

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

Our historical alternative investment activities involve increased levels of investments in relatively high-risk, illiquid assets, and we may lose some or all of the principal amount that we invest in these activities or fail to realize any profits from these activities for a considerable period of time.

We intend to expand our participation in alternative investment activities through investments in new and successor funds, and we may exercise our option under the business alliance agreement between Lazard Group and LFCM Holdings to acquire the alternative investment business and related principal investments from LFCM Holdings.

The revenue from this business is derived primarily from management fees calculated as a percentage of AUM and incentive fees, which are earned if investments are profitable over a specified threshold. Our ability to form new alternative investment funds is subject to a number of uncertainties, including past performance of our funds, market or economic conditions, competition from other fund managers and the ability to negotiate terms with major investors. In addition, the payments we are entitled to receive from LFCM Holdings under the terms of the business alliance agreement in respect of our continued involvement with LFCM Holdings are based on the carried interests received in connection with LFCM Holdings-managed funds.

In addition, we expect to make principal investments in new alternative investments (including private equity funds and special purpose acquisitions companies), that may be established by us or by LFCM Holdings, and to continue to hold principal investments in several funds managed by LFCM Holdings. The kinds of investments made by these funds are generally in relatively high-risk, illiquid assets. Contributing capital to these funds is risky, and we may lose some or all of the principal amount of our investments. Because it may take several years before attractive investment opportunities are identified, some or all of the capital committed by us to these funds is likely to be invested in government securities, other short-term, highly rated debt securities and money market funds that traditionally have offered investors relatively lower returns. In addition, the investments in these funds are adjusted for accounting purposes to fair market value at the end of each quarter, and our allocable share of these gains or losses will affect our revenue, even though such market fluctuations may have no cash impact, which could increase the volatility of our earnings. It takes a substantial period of time to identify attractive alternative investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value of an investment through resale. Even if an alternative investment proves to be profitable, it may be several years or longer before any profits can be realized in cash or other proceeds.

Our results of operations may be affected by market fluctuations related to positions held in our investment portfolios.

We invest capital in corporate and non-U.S. government debt securities in conjunction with the commercial banking activities of LFB and in equities in order to seed LAM equity and alternative investment funds, and for general corporate purposes. Such investments are subject to market fluctuations due to the change in the level of market prices of securities, rates or other market factors, such as liquidity. These investments are adjusted for accounting purposes to fair market value at the end of each quarter regardless of our intended holding period and the related gains or losses with respect to a substantial portion of the investments will affect our revenue and therefore may increase the volatility of our earnings, even though such gains or losses may not be realized.

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

As of December 31, 2007, Lazard Group and its subsidiaries had approximately $1.8 billion in debt outstanding. This debt has certain mandated payment obligations, which may constrain our ability to operate our business. In addition, in the future we may need to incur debt or issue equity in order to fund our working capital requirements or refinance existing indebtedness, as well as to make acquisitions and other investments. We will also be required to remarket $437.5 million of debt associated with our ESUs in May, 2008. The amount of our debt obligations may impair our ability to raise debt or issue equity for financing purposes. Our access to funds also may be impaired if regulatory authorities take significant action against us, or if we discover that any of our employees had engaged in serious unauthorized or illegal activity. In addition, our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. These ratings are assigned by rating agencies, which may reduce or withdraw their ratings or place us on “credit watch” with negative implications at any time. Furthermore, the debt capital markets have experienced significant volatility in the recent past, which may make it difficult for us to issue or remarket debt at attractive yields. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may pursue acquisitions or joint ventures that could present unforeseen integration obstacles or costs.

We routinely assess our strategic position and may in the future seek acquisitions or other transactions to further enhance our competitive position. We have in the past pursued joint ventures and other transactions aimed at expanding the geography and scope of our operations. For example, we have a cooperation arrangement with Natixis to promote mutually beneficial revenue production and sharing relating to cooperation activities. See “Business—Principal Business Lines—Financial Advisory—Relationship with Natixis.” During 2007, we acquired all of the outstanding ownership interests of GAHL and CWC, we entered into a joint cooperation agreement with Raiffeisen and we entered into a shareholders agreement to acquire a 50% interest in MBA, with this transaction closing on January 31, 2008. We expect to continue to explore acquisitions and partnership or strategic alliance opportunities that we believe to be attractive.

Acquisitions and joint ventures involve a number of risks and present financial, managerial and operational challenges, including potential disruption of our ongoing business and distraction of management, difficulty with integrating personnel and financial and other systems, hiring additional management and other critical personnel and increasing the scope, geographic diversity and complexity of our operations. Our clients may react unfavorably to our acquisition and joint venture strategy, we may not realize any anticipated benefits from acquisitions, we may be exposed to additional liabilities of any acquired business or joint venture, and we may not be able to renew on similar terms (or at all) previously successful joint ventures or similar arrangements, any of which could materially adversely affect our revenue and results of operations.

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

Specific regulatory changes also may have a direct impact on the revenue of our Asset Management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. For example, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, continues to be examined and may in the future be limited or modified. Although a substantial portion of the research relied on by our Asset Management business in the investment decision-making process is generated internally by our investment analysts, external research, including external research paid for with soft dollars, is important to the process. This external research generally is used for information gathering or verification purposes, and includes broker-provided research, as well as third-party provided databases and research services. For the year ended December 31, 2007, our Asset Management business obtained research and other services through soft dollar arrangements, the total cost of which we estimate to be approximately $14.9 million. If the use of soft dollars is limited, we may have to bear some of these costs. In addition, new regulations regarding the management of hedge funds may impact our Asset Management business and result in increased costs. These regulatory changes and other proposed or potential changes, may result in a reduction of revenue associated with our Asset Management business.

See “Business—Regulation” for a further discussion of the regulatory environment in which we conduct our businesses.

Fluctuations in foreign currency exchange rates could lower our net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM.

We are exposed to fluctuations in foreign currencies. Our financial statements are denominated in U.S. dollars and, for the year ended December 31, 2007, we received approximately 49% of our consolidated net revenue in other currencies, predominantly in euros and British pounds. In addition, we pay a significant amount of our expenses in such other currencies. The exchange rates of these currencies versus the U.S. dollar may affect our net income. We do not generally hedge such non-dollar foreign exchange rate exposure arising in our subsidiaries outside of the U.S. Fluctuations in foreign currencies may also make period to period comparisons of our results of operations difficult.

Foreign currency fluctuations also can impact the portfolios of our Asset Management clients. Client portfolios are invested in securities across the globe, although most portfolios are in a single base currency. Foreign currency fluctuations can adversely impact investment performance for a client’s portfolio. In addition, foreign currency fluctuations may affect the levels of our AUM. As our AUM include significant assets that are denominated in currencies other than U.S. dollars, an increase in the value of the U.S. dollar relative to non-U.S. currencies may result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S. dollar denominated revenue in our Asset Management business. While this risk may be limited by foreign currency hedging, some risks cannot be hedged and our hedging activity may not be successful. Poor performance may result in decreased AUM, including as a result of withdrawal of client assets or a decrease in new assets being raised in the relevant product.

Lazard Group is a holding company and therefore may depend on its subsidiaries to make distributions to Lazard Group to enable it to service its obligations under its indebtedness.

Lazard Group may depend on its subsidiaries, which conduct the operations of the businesses, for dividends and other payments to generate the funds necessary to meet its financial obligations, including payments of principal and interest on its indebtedness. However, none of Lazard Group’s subsidiaries is obligated to make funds available to it for servicing such financial obligations. In addition, legal and contractual restrictions in agreements governing current and future indebtedness, as well as financial conditions, minimum regulatory net capital and similar requirements and operating requirements of Lazard Group’s subsidiaries, currently limit and may, in the future, limit Lazard Group’s ability to obtain cash from its subsidiaries. The earnings from, or other available assets of, Lazard Group’s subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable Lazard Group to make payments in respect of its financial obligations when such payments are due. In addition, even if such earnings were sufficient, the agreements governing the current and future indebtedness of Lazard Group’s subsidiaries and regulatory requirements with respect to our broker-dealer and other regulated subsidiaries may not permit such subsidiaries to provide Lazard Group with sufficient dividends, distributions or loans to fund its financial obligations, when due.

Earnings of Lazard Group allocable to LAZ-MD Holdings are taxed at higher tax rates than earnings allocable to Lazard Ltd, which results in less cash being available to Lazard Group than would otherwise be available to it.

The managing directors of Lazard Group and other owners of LAZ-MD Holdings generally are taxed at a higher rate on their allocable share of Lazard Group’s earnings than that paid by Lazard Ltd. Lazard Group makes tax-related distributions based on the higher of the effective income and franchise tax rate applicable to Lazard Ltd’s subsidiaries that hold the Lazard Group common membership interests and the weighted average income tax rate (based on income allocated) applicable to LAZ-MD Holdings’ members, determined in accordance with Lazard Group’s operating agreement. In the event that tax rates applicable to members of LAZ-MD Holdings increase, the pro rata distributions from Lazard Group to its members, including Lazard Ltd’s subsidiaries, may increase correspondingly. Therefore, because distributions by Lazard Group to its members are made on a pro rata basis, tax-related distributions to Lazard Ltd’s subsidiaries exceed the taxes Lazard Ltd’s subsidiaries actually pay or expect to pay. This results in less cash being available to Lazard Group than would otherwise be available to it, and in cash being held by Lazard Ltd’s subsidiaries in excess of what they actually pay for taxes or hold for expected future payments. Lazard Ltd intends to lend to Lazard Group a significant portion of such excess cash.

Tax authorities may challenge our tax computations, including our transfer pricing methods, and their application.

In the ordinary course of our business, we are subject to tax audits in various jurisdictions. Tax authorities may challenge our tax computations, including our transfer pricing methods, and their application. While we believe our tax computations, including transfer pricing results, are correct and properly reflected on our financial statements, the tax authorities may disagree.

Recently introduced U.S. tax legislation would, if enacted in its proposed form, preclude Lazard Ltd from qualifying for treatment as a partnership for U.S. federal income tax purposes, which could impact Lazard Ltd’s effective tax rate starting in 2013.

On June 14, 2007, the Chairman and Ranking Republican Member of the United States Senate Committee on Finance introduced legislation that would tax as corporations those publicly traded partnerships that directly or indirectly derive any income from investment adviser or asset management services. This new legislation, if enacted in its proposed form, would be effective as of June 14, 2007, and, under a transition rule, it would apply to Lazard Ltd in respect of Lazard Ltd’s taxable year beginning January 1, 2013. Such legislation, as proposed, may impact Lazard Ltd’s U.S. tax liability. At this time we are unable to predict with any degree of certainty the impact, if any, this proposed legislation will have on Lazard Ltd’s effective tax rate in 2013 and thereafter if it is enacted.

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

As a general matter, in connection with a fundamental transaction that triggers the LAM equity units, the holders of the LAM equity units would be entitled in the aggregate, as of December 31, 2007, to approximately 23% of the net proceeds or imputed valuation of LAM in such transaction after deductions for payment to creditors of LAM and the return of capital in LAM. As of December 31, 2007, LAM’s capital for these purposes totaled approximately $53 million, all of which is owned by Lazard Group. Holders of LAM equity units may not necessarily be employed by us at the time of such event, and, to the extent that their units were vested, they would remain entitled to any such payment. We have no current intention to cause or otherwise trigger a fundamental transaction that would give rise to payment obligations to holders of interests of LAM. The board of directors of LAM, a majority of which is appointed by us, may, in its discretion, grant, subject to specified vesting conditions, LAM equity interests that include profit rights to managing directors of, and other persons providing services to, LAM, as a portion of their ongoing compensation. No such LAM equity interests have been granted as of December 31, 2007, nor is there any present intention to do so. However, the provisions of the LAM limited liability company agreement that govern the LAM equity units may impair our ability to sell assets or securities of LAM in the future or otherwise limit our operational flexibility and could result in a substantial amount of consideration being payable to key employees of our Asset Management business, impairing our ability to retain these persons and adversely affecting our business, results of operations or financial condition.

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

The LAZ-MD Holdings exchangeable interests are subject to restrictions on transfer and the timing of exchange. Most of these restrictions on the timing of exchange will lapse in May, 2008. Managing directors who remain with Lazard through such date may subsequently leave Lazard without losing their right to early exchangeability of their LAZ-MD Holdings exchangeable interests. In addition, those managing directors who had capital interests and rights at Lazard Group that were exchanged in the separation for capital interests and rights in LAZ-MD Holdings, had an aggregate of 50% of those LAZ-MD Holdings capital interests and rights redeemed in May, 2006 and had the remainder redeemed in May, 2007. The steps we have taken to encourage the continued service of these individuals may not be effective.

Our financial performance depends on our ability to achieve our target compensation expense level, and the failure to achieve this target level may materially adversely affect our results of operations and financial position.

A key driver of our profitability is our ability to generate revenue while achieving our compensation expense levels. We intend to operate at or below our target level of compensation and benefits expense. Our policy is that our compensation and benefits expense will not exceed 57.5% of operating revenue each year. Compensation and benefits expense was 55.7%, 56.7% and 57.0% of operating revenue for the years ended December 31, 2007, 2006 and 2005, respectively (with the 2005 percentage being pro forma to exclude amounts relating to the separated businesses, but including payments for minority interest for services rendered by LAM managing directors and employee members of LAM and services rendered by other managing directors). Increased competition for senior professionals, changes in the financial markets generally or other factors could prevent us from continuing to maintain this objective. Failure to achieve this target ratio may materially adversely affect our results of operations and financial position.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding the Company’s internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2007. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could have a material adverse effect on our business.

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

We currently have a number of ongoing obligations in respect of which, pursuant to the master separation agreement and other ancillary agreements, LFCM Holdings is providing certain indemnities. For example, we entered into an arrangement with LFCM Holdings relating to the costs of excess space in the U.K. LFCM Holdings will pay to Lazard Group $25 million in the aggregate, of which $17.3 million was due and paid through December 31, 2007.

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

As of December 31, 2007, LAZ-MD Holdings held approximately 51.7% of Lazard Ltd’s voting power through Lazard Ltd’s single share of Class B common stock and 51.7% of the outstanding Lazard Group common membership interests. In addition, LAZ-MD Holdings’ board of directors is composed of five individuals, all of whom are managing directors or officers of Lazard Ltd or its affiliates, including its Vice Chairman and its President. Lazard Group’s board of directors and executive officers are the same as those of Lazard Ltd. The voting and equity ownership of LAZ-MD Holdings and its members, and the service of officers and managing directors of our company as directors of LAZ-MD Holdings, could create conflicts of interest when LAZ-MD Holdings and those directors and officers are faced with decisions that could have different implications for LAZ-MD Holdings and us, including potential acquisitions of businesses, the issuance or disposition of securities by us, the election of new or additional directors of Lazard Ltd, the payment of dividends by Lazard Ltd and Lazard Group, our relationship with LFCM Holdings and other matters. We also expect that LAZ-MD Holdings will manage its ownership of us so that it will not be deemed to be an investment company under the Investment Company Act, including by maintaining its voting power in Lazard Ltd above 25% absent an applicable exemption or exclusion from the Act. This may result in conflicts with us, including those relating to acquisitions or offerings by us involving issuances of Lazard Ltd’s common stock or securities convertible or exchangeable into shares of Lazard Ltd’s common stock that would dilute LAZ-MD Holdings’ voting power in Lazard Ltd.

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

In addition, Mr. Wasserstein, our Chairman and Chief Executive Officer, serves as the Chairman and is the majority owner of Wasserstein Holdings, LLC, the ultimate general partner of Wasserstein & Co., LP, a separate merchant banking firm that may compete with LFCM Holdings’ or our alternative investment and private equity fund management activities.

We may have potential business conflicts of interest with LAZ-MD Holdings and LFCM Holdings with respect to our past and ongoing relationships that could harm our business operations.

Pursuant to the LAZ-MD Holdings amended and restated stockholders’ agreement, LAZ-MD Holdings will vote the single share of Lazard Ltd Class B common stock, which, as of December 31, 2007, represented approximately 51.7% of Lazard Ltd’s voting power, as directed by its individual members who are party to that agreement. These same persons generally own and control LFCM Holdings, which holds the separated businesses. In addition, several employees of Lazard provide services to LFCM Holdings. Conflicts of interest may arise between LFCM Holdings and us in a number of areas relating to our past and ongoing relationships, including:

•	labor, tax, employee benefits, indemnification and other matters arising from the separation,

•	intellectual property matters,

•	business combinations involving us,

•

business operations or business opportunities of LFCM Holdings or us that would compete with the other party’s business opportunities, including investment banking by us and the management of alternative investment funds by LFCM Holdings, particularly as some of the managing directors provide services to LFCM Holdings,

•

the terms of the master separation agreement and related ancillary agreements, including the operation of the alternative investment fund management business and Lazard Group’s option to purchase the business,

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

The “Lazard” brand name has 160 years of heritage, connoting, we believe, world-class professional advice, independence and global capabilities with deeply rooted, local know-how. LFCM Holdings operates as a separate legal entity, and Lazard Group licensed to subsidiaries of LFCM Holdings that operate the separated businesses the use of the “Lazard” brand name for certain specified purposes, including in connection with alternative investment fund management and capital markets activities. As these subsidiaries of LFCM Holdings historically have and will continue to use the “Lazard” brand name, and because we no longer control these entities, there is a risk of reputational harm to us if these subsidiaries have, or in the future were to, among other things, engage in poor business practices, experience adverse results or otherwise damage the reputational value of the “Lazard” brand name. These risks could expose us to liability and also may adversely affect our revenue and our business prospects.

If Lazard Ltd were deemed an “investment company” under the Investment Company Act as a result of its ownership of Lazard Group, applicable restrictions could make it impractical for us to continue our business as contemplated and could materially adversely affect our business, financial condition and results of operation.

We do not believe that Lazard Ltd is an “investment company” under the Investment Company Act, because Lazard Ltd has the power to appoint and remove the Lazard Group managing members. If Lazard Ltd were to cease participation in the management of Lazard Group or not be deemed to have a majority of the voting power of Lazard Group, its interest in Lazard Group could be deemed an “investment security” for purposes of the Investment Company Act. Similarly, we do not believe that LAZ-MD Holdings is an “investment company” under the Investment Company Act, because LAZ-MD Holdings currently holds a majority of Lazard Ltd’s voting power through Lazard Ltd’s Class B common stock, and Lazard Ltd owns a majority of the voting power of Lazard Group. If LAZ-MD Holdings were to cease to hold a majority of the voting power of Lazard Ltd, or Lazard Ltd were to cease to hold a majority of the voting power of Lazard Group, LAZ-MD Holdings’ interests in Lazard Group could be deemed an “investment security” for purposes of the Investment Company Act. Generally, a person is an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items), absent an applicable exemption. Lazard Ltd has no material assets other than direct and indirect ownership of Lazard Group common membership interests and its controlling interest in Lazard Group. A determination that this investment was an investment security could result in Lazard Ltd being an investment company under the Investment Company Act and becoming subject to the registration and other requirements of the Investment Company Act. Similarly, LAZ-MD Holdings has no material assets other than its ownership of Lazard Group common membership interests, Lazard Ltd’s Class B common stock and cash. If LAZ-MD Holdings were to cease to hold a majority of the voting power of Lazard Ltd, but continued to own more than 25% of the voting power, it intends to rely on Rule 3a-1 under the Investment Company Act. Rule 3a-1 provides an exclusion from registration as an investment company if a company meets both an asset and an income test and is not otherwise primarily engaged in an investment company business by, among other things, holding itself out to the public as such or by taking controlling interests in companies with a view to realizing profits through subsequent sales of these interests. Generally speaking, a company satisfies the asset test of Rule 3a-1 if it has no more than 45% of the value of its total assets (adjusted to exclude U.S. government securities and cash) in the form of securities other than interests in majority owned subsidiaries and companies which it primarily and actively controls. A company satisfies the income test of Rule 3a-1 if it has derived no more than 45% of its net income for its last four fiscal quarters combined from securities other than interests in majority owned subsidiaries and primarily and actively controlled companies, which it engages primarily in a business other than investing in securities. LAZ-MD Holdings believes that its ownership of more than 25% of the voting power of Lazard Ltd would allow it to rely on Rule 3a-1. A determination that LAZ-MD Holdings is not entitled to rely on Rule 3a-1 could result in LAZ-MD Holdings being an investment company, unless another exemption or exclusion is available, and becoming subject to the registration and other requirements of the Investment Company Act.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements under the captions “Business”, “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this annual report on Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties outlined in “Risk Factors,” including the following:

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

Forward-looking statements include, but are not limited to, statements about the:

•	business’ possible or assumed future results of operations and operating cash flows,

•	business’ strategies and investment policies,

•	business’ financing plans and the availability of short-term borrowing,

•	business’ competitive position,

•	future acquisitions, including the consideration to be paid and the timing of consummation,

•	potential growth opportunities available to our businesses,

•	recruitment and retention of our managing directors and employees,

•	target levels of compensation expense,

•	business’ potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,

•	likelihood of success and impact of litigation,

•	expected tax rate,

•	changes in interest and tax rates,

•	expectation with respect to the economy, securities markets, the market for mergers and acquisitions activity, the market for asset management activity and other industry trends,

•	effects of competition on our business, and

•	impact of future legislation and regulation on our business.

The Company is committed to providing timely and accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, the Company uses its websites to convey information about our businesses, including the anticipated release of quarterly financial results, quarterly financial, statistical and business-related information, and the posting of updates of AUM in various mutual funds, hedge funds and other investment products managed by LAM and its subsidiaries. Monthly updates of these funds are posted to the LAM website (www.lazardnet.com) on the 3rd business day following the end of each month. Investors can link to Lazard Ltd, Lazard Group and their operating company websites through http://www.lazard.com. Our websites and the information contained therein or connected thereto shall not be deemed to be incorporated into this annual report.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table lists the properties used for the entire Lazard organization as of December 31, 2007, including properties used by the separated businesses. As a general matter, one or both of our Financial Advisory and Asset Management segments uses the following properties. We license and sublease to LFCM Holdings certain office space, including office space that is used by the separated businesses. This includes subleasing or licensing approximately 35,530 square feet in New York, New York located at 30 Rockefeller Plaza to LFCM Holdings. Additionally, our New York, London and other offices sublease 37,235, 55,676 and 16,765 square feet, respectively, to third parties. We remain fully liable for the subleased space to the extent LFCM Holdings, or the third parties, fail to perform their obligations under the subleases for any reason. In addition, LFCM Holdings entered into indemnity arrangements in relation to excess space and abandoned former premises in London.

Location	Square Footage	Comments
New York	380,354 square feet of leased space	Key office located at 30 Rockefeller Plaza, New York, New York 10020. (Includes 67,959 square feet subleased by us.)
Other North America	128,115 square feet of leased space	Includes offices in Atlanta, Chicago, Houston, Los Angeles, Minneapolis, Montreal, San Francisco, Boston and Toronto.
Paris	170,644 square feet of owned and leased space	Key office located at 121 Boulevard Haussmann, 75008 Paris.
London	86,695 square feet of leased space	Key office located at 50 Stratton Street, London W1J 8LL.
Other Europe	99,844 square feet of leased space	Includes offices in Amsterdam, Berlin, Bordeaux, Frankfurt, Hamburg, Lyon, Madrid, Milan, Rome, Zurich and Stockholm.
Asia, Australia and Other	70,039 square feet of leased space	Includes offices in Mumbai, Hong Kong, Seoul, Singapore, Sydney, Melbourne, Tokyo, Beijing and Dubai City.

We believe that we currently maintain sufficient space to meet our anticipated needs.

Item 3.	Legal Proceedings

The Company’s businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. The Company is involved in a number of judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses. The Company reviews such matters on a case by case basis and establishes any required reserves in accordance with SFAS No. 5, “Accounting For Contingencies.” Management believes, based on currently available information, that the results of such matters, in the aggregate, will not have a material adverse effect on the Company’s financial condition but might be material to the Company’s operating results or cash flows for any particular period, depending upon the operating results for such period.

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

As of December 31, 2007, approximately 48.3% and 51.7% of our common membership interests are held by wholly-owned subsidiaries of Lazard Ltd and by LAZ-MD Holdings, respectively. Our co-managing member interests are held by two indirect wholly-owned subsidiaries of Lazard Ltd and our profit participation interests are held by various managing directors. There are no public trading markets for any of these interests.

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

Subsequent to the equity public offering, pursuant to provisions of its amended and restated Operating Agreement, Lazard Group distributions in respect of common membership interests are allocated to the holders of such interests on a pro rata basis. Such distributions represent amounts necessary to fund (i) dividends Lazard Ltd declares on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests. During the years ended December 31, 2007 and 2006, Lazard Group distributed approximately $20.1 million and $22.4 million, respectively, to LAZ-MD Holdings and approximately $18.3 million and $13.5 million, respectively, to the subsidiaries of Lazard Ltd, which latter amounts were used by Lazard Ltd to pay dividends to third party stockholders of its Class A common stock. In addition, during the years ended December 31, 2007 and 2006, Lazard Group made tax distributions of approximately $109.9 million and $43.3 million, respectively, including $60.3 million and $27.0 million, respectively, paid to LAZ-MD Holdings and approximately $49.6 million and $16.3 million, respectively, paid to subsidiaries of Lazard Ltd.

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

In addition, the accompanying consolidated financial statements of Lazard Group do not include a provision for U.S. corporate federal income taxes, because Lazard Group operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income has not been subject to U.S. federal income taxes. Taxes related to income earned by partnerships represent obligations of the individual partners. Outside the U.S., Lazard Group historically has operated principally through subsidiary corporations and has been subject to local income taxes. Accordingly, income taxes reflected within Lazard Group’s results of operations included with the accompanying consolidated financial statements are attributable to taxes incurred in non-U.S. entities and to New York City Unincorporated Business Tax (“UBT”) attributable to Lazard Group’s operations apportioned to New York City.

The consolidated statements of financial condition and income data as of and for each of the years in the five year period ended December 31, 2007 have been derived, as applicable, from Lazard Group’s consolidated financial statements. The audited consolidated statements of financial condition as of December 31, 2007 and 2006 and consolidated statements of income for each of the years in the three year period ended December 31, 2007 are included elsewhere in this Form 10-K. The audited consolidated statements of financial condition as of December 31, 2005, 2004 and 2003 and consolidated statements of income for the years ended December 31, 2004 and 2003 are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and related notes included elsewhere in this Form 10-K.

Selected Consolidated Financial Data

	As Of Or For The Year Ended December 31,
	2007	2006	2005	2004		2003
	(in thousands of dollars)
Consolidated Statements of Income Data
Net Revenue:
Financial Advisory (a)	$1,240,177	$973,337	$864,812	$655,200		$690,967
Asset Management (b)	724,751	553,212	466,188	417,166		350,348
Corporate (c)	(48,035)	(33,380)	(29,589)	22,464		11,627

Net Revenue (d)	1,916,893	1,493,169	1,301,411	1,094,830		1,052,942

Compensation and Benefits (e)	1,123,058	891,411	698,683	466,064		388,266
Other Operating Expenses	357,771	268,082	257,052	260,942		225,940

Total Operating Expenses	1,480,829	1,159,493	955,735	727,006		614,206

Operating Income from Continuing Operations	$436,064	$333,676	$345,676	$367,824		$438,736

Income from Continuing Operations	$342,134	$263,993	$272,800	$251,999		$307,218

Net Income (e)	$342,134	$263,993	$255,224	$246,974	(f)	$250,383

Consolidated Statements of Financial Condition Data
Total Assets	$3,763,942	$3,187,207	$1,907,133	$3,499,224		$3,257,229
Total Debt (g)	$1,764,622	$1,308,945	$1,241,344	$301,546		$312,167
Mandatorily Redeemable Preferred Stock	$—	$—	$—	$100,000		$100,000
Members’ Equity (Deficiency)	$(26,307)	$(244,488)	$(870,339)	$384,798		$535,725
Notes (in thousands of dollars): (a) Financial Advisory net revenue consists of the following:

	For The Year Ended December 31,
	2007	2006	2005	2004		2003
M&A	$ 969,409	$792,537	$674,543	$481,726		$419,967
Financial Restructuring	127,175	70,625	103,404	96,100		244,600
Other Financial Advisory	143,593	110,175	86,865	77,374		26,400

Financial Advisory Net Revenue	$1,240,177	$973,337	$864,812	$655,200		$690,967

(b) Asset Management net revenue consists of the following:

	For The Year Ended December 31,
	2007	2006	2005	2004		2003
Management and Other Fees	$ 595,725	$450,323	$389,414	$357,229		$284,565
Incentive Fees	67,032	59,371	44,627	27,354		38,225
Other Income	61,994	43,518	32,147	32,583		27,558

Asset Management Net Revenue	$ 724,751	$553,212	$466,188	$417,166		$350,348

(c)	“Corporate” includes interest income (net of interest expense), including, for periods subsequent to May 10, 2005, the net incremental interest expense related to the financing transactions, investment income from certain investments and net money market revenue earned by LFB.
(d)	Net revenue is presented after reductions for dividends relating to the Company’s mandatory redeemable preferred stock issued in March 2001. Preferred dividends are reflected in corporate net revenue and amounted to $8,000 for each of the years ended December 31, 2004 and 2003. The year ended December 31, 2005 includes a credit of $8,000, which represents accrued dividends on the Company’s mandatory redeemable preferred stock which was redeemed and cancelled pursuant to the redemption of membership interests of historical partners.
(e)	Excludes, as applicable, with respect to periods ended prior to May 10, 2005, payments for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense.
(f)	Net income for the year ended December 31, 2004 is shown after an extraordinary gain of $5,507 related to the January 2004 acquisition of the assets of Panmure Gordon.
(g)	Total debt amounts relate to the Company’s continuing operations and represents the aggregate amount reflected in the Company’s consolidated statements of financial condition relating to senior debt, capital lease obligations and subordinated debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The separation and recapitalization transactions were completed as of May 10, 2005, at which time the separated businesses became part of LFCM Holdings LLC (“LFCM Holdings”). Except as otherwise expressly noted, this annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”) and the consolidated financial data of Lazard Group reflect the results of operations and financial position of Lazard Group and includes the separated businesses in discontinued operations.

Results of operations are reported as a historical partnership until the equity public offering on May 10, 2005 and do not include, among other things, payments for services rendered by managing directors as compensation expense. Such payments are included in subsequent periods. Therefore, results for the period prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Business Summary

The Company’s principal sources of revenue are derived from activities in the following business segments:

•	Financial Advisory, which includes providing advice on mergers and acquisitions (“M&A”), restructurings, capital raising and other transactions, and

•	Asset Management which includes strategies for the management of equity and fixed income securities and alternative investment and private equity funds.

In addition, the Company records selected other activities in Corporate, including management of cash, certain investments, and the commercial banking activities of Lazard Group’s Paris-based Lazard Frères Banque SA (“LFB”). LFB is a registered bank regulated by the Banque de France and its primary operations include asset and liability management for Lazard Group’s Paris House through its money market desk and commercial banking operations, deposit taking and, to a lesser extent, financing activities and custodial oversight over assets of various clients. LFB also operates many support functions relating to our business in Paris. The Company also allocates outstanding indebtedness to Corporate.

Prior to May 10, 2005, the Company also had a business segment called Capital Markets and Other, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services and fund management activities outside of France as well as other specified non-operating assets and liabilities. The Company transferred its Capital Markets and Other segment to LFCM Holdings on May 10, 2005 and it is no longer a segment of the Company. The operating results of the former segment are reflected as discontinued operations in the year ended December 31, 2005.

On August 13, 2007, Lazard Group acquired Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies. On July 31, 2007, Lazard Ltd acquired Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”), an Australia-based financial advisory firm and concurrently sold such investment to Lazard Group. See Note 7 of Notes to Consolidated Financial Statements for additional information relating to the acquisition of GAHL and CWC.

For the years ended December 31, 2007, 2006, and 2005 the Company’s consolidated net revenue was derived from the following segments:

	Year Ended December 31
	2007	2006	2005
Financial Advisory	64%	65%	66%
Asset Management	38	37	36
Corporate	(2)	(2)	(2)

Total	100%	100%	100%

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

Financial Advisory

Global M&A activity for the year ended December 31, 2007 increased versus the corresponding prior year for both global and trans-atlantic completed transactions and announced transactions, as evidenced by the following industry statistics regarding the volume of transactions:

	Year Ended December 31,
	2007	2006	% Incr /(Decr)
	($ in billions)
Completed M&A Transactions:
Global	$3,766	$2,997	26%
Trans-Atlantic	366	234	56%

Announced M&A Transactions:
Global	4,240	3,517	21%
Trans-Atlantic	403	267	51%

Source:	Thomson Financial as of January 14, 2008

While overall M&A industry statistics regarding the volume of announced transactions remained strong in 2007, the industry outlook for 2008 is somewhat uncertain. We believe that we are well positioned, due to the varied experience of our teams, the investments we have made in our business, and the diversity of our products, even in the current environment.

Activity in financial restructuring in 2007 continued at low levels, with the amount of corporate debt defaults, according to Moody’s Investors Service, Inc, at $5 billion, down 38% from the $8 billion recorded in 2006 and the lowest level since 1981. Despite the low level of corporate defaults experienced in 2007, results in our Financial Restructuring practice reflected not only global expertise in bankruptcy assignments, but also from advising companies on matters relating to debt and financing restructuring and other complex on and off-balance sheet assignments. Although default rates were at record low levels in 2007, Moody’s is expecting increases in default rates in 2008 as a result of weaker macroeconomic fundamentals and a modest worsening in the ratings mix of Moody’s speculative grade issuers.

Asset Management

As shown in the table below, there were generally modest increases in global market indices at December 31, 2007 as compared to such indices at December 31, 2006, with the markets experiencing significant volatility in the second half of 2007, principally as a result of mixed corporate earnings and developments in the credit markets.

Percentage Change December 31, 2007 vs. 2006
MSCI World Index	7%
CAC 40	1%
DAX	22%
FTSE 100	4%
TOPIX 100	(12%)
MSCI Emerging Market	36%
Dow Jones Industrial Average	6%
NASDAQ	10%
S&P 500	4%

Lazard’s market appreciation changes in its assets under management (“AUM”) during 2007 generally correspond to the changes in global market indices.

Financial Statement Overview

Net Revenue

The majority of Lazard’s Financial Advisory net revenue is earned from the successful completion of mergers, acquisitions, restructurings, capital raising and similar transactions. The main driver of Financial Advisory net revenue is overall M&A, the level of corporate debt defaults and the environment for capital raising activities, particularly in the industries and geographic markets in which Lazard focuses. In some client engagements, often those involving financially distressed companies, revenue is earned in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment and are not necessarily linked to the completion of a transaction. In addition, Lazard also earns fees from providing strategic advice to clients, with such fees not being dependent on a specific transaction. Lazard’s Financial Advisory segment also earns revenue from public and private securities offerings in the form of referral fees for referring to LFCM Holdings opportunities for underwriting and distribution of securities. The referral fees received from LFCM Holdings is generally half of the revenue recorded by LFCM Holdings in respect of such activities.

Lazard’s Asset Management segment principally includes Lazard Asset Management LLC and its subsidiaries (collectively referred to as “LAM”), Lazard Freres Gestion SAS (“LFG”) and Fonds Partenaires Gestion (“FPG”). Asset Management net revenue is derived from fees for investment management and advisory services provided to institutional and private clients. The main driver of Asset Management net revenue is the level of AUM, which is influenced in large part by Lazard’s investment performance and by Lazard’s ability to successfully attract and retain assets, as well as the broader performance of the global equity markets and, to a lesser extent, fixed income markets. As a result, fluctuations in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. In addition, as Lazard’s AUM include significant assets that are denominated in currencies other than U.S. dollars, changes in the value of the U.S. dollar relative to non-U.S. currencies will impact the value of Lazard’s AUM. Fees vary with the type of assets managed, with higher fees earned on equity assets, alternative investments (such as hedge funds) and private equity products, and lower fees earned on fixed income and cash management products.

The Company also earns performance-based incentive fees on various investment products, including alternative investment funds such as hedge funds, private equity funds and traditional products. Incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks. Incentive fees on private equity funds also may be earned in the form of a carried interest if profits from investments exceed a specified threshold. These incentive fees are paid at the end of the measurement period. Incentive fees on hedge funds generally are subject to loss carry-forward provisions in which losses incurred by the funds in any year are applied against certain future period net appreciation before any incentive fees can be earned.

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

Corporate net revenue consists primarily of net interest income, including amounts earned at LFB, and investment income earned on debt securities at LFB, LAM-managed equity funds and principal investments in equities and alternative investment funds managed by Lazard Alternative Investments (“LAI”). Interest expense related to the financing transactions associated with the equity public offering is included in Corporate net revenue. Corporate net revenue can fluctuate due to fair value adjustments, changes in interest rates and in interest rate and credit spreads and changes in the levels of cash, investments and indebtedness. Although Corporate net revenue during the year ended December 31, 2007 represented (2)% of Lazard’s net revenue, total assets in Corporate represented 63% of Lazard’s consolidated total assets as of December 31, 2007, principally attributable to assets associated with LFB, and, to a lesser extent, investments in LAM-managed funds, other securities and cash.

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

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for employees and managing directors. As a limited liability company, prior to the equity public offering on May 10, 2005 payments for services rendered by the majority of Lazard’s managing directors were accounted for as distributions of members’ capital. In addition, commencing January 1, 2003 and through May 10, 2005, payments for services rendered by managing directors and employee members of LAM were accounted for as minority interest in net income. See “—Minority Interest.” For periods subsequent to May 10, 2005, the accompanying consolidated financial statements include all payments for services rendered by our managing directors, including the managing directors and employee members of LAM and distributions to profit participation members, in compensation and benefits expense. As a result, Lazard’s compensation and benefits expense and operating income for the years ended December 31, 2007 and 2006 includes all such payments, while compensation and benefits expense and operating income for the year ended December 31, 2005 did not include those payments for services rendered by Lazard’s managing directors prior to the equity public offering on May 10, 2005. If the portion of distributions to managing directors and LAM members was accounted for as compensation, total compensation and benefits expense for the year ended December 31, 2005 would have been approximately $75 million higher.

Our policy is that our compensation and benefits expense will not exceed 57.5% of operating revenue each year, including compensation and benefits payable to our managing directors and amortization of restricted stock unit awards (“RSUs”) under our 2005 Equity Incentive Plan (see Note 14 of Notes to Consolidated Financial Statements). In 2007, 2006 and 2005, our compensation expense-to-operating revenue ratio was 55.7%, 56.7% and 57.0%, respectively (with the percentage for 2005 giving effect to the pre-equity public offering portion of distributions to members which represent payment for services rendered and our minority interest in net income related to LAM being accounted for as compensation and benefits expense). We achieved these ratios while continuing to maintain compensation packages for our managing directors that we believe are competitive in the market-place. While we have implemented such steps that we believe will maintain our ongoing compensation expense-to-operating revenue ratio to the target level of 57.5%, there can be no guarantee that this will continue to be achieved or that our policy will not change in the future. Increased competition for senior professionals, changes in the financial markets generally or other factors could prevent us from sustaining this objective.

The balance of Lazard’s operating expenses are referred to below as “non-compensation expense,” which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services and other expenses. Effective in 2007, Lazard implemented a revised categorization of non-compensation expenses to better reflect the manner in which we manage and review expenses. As such, certain expense categories were (i) eliminated and reclassified to other categories, (ii) added to enhance clarity to those expenses which may, for example, fluctuate consistent with AUM, or (iii) renamed and combined to more effectively capture related expenses previously included in other categories. Operating expenses also include the costs Lazard incurred as a result of the equity public offering after May 10, 2005. Lazard has incurred additional expenses for, among other things, directors’ fees, SEC reporting and compliance, insurance, investor relations, legal, accounting and other costs associated with being a public company.

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

Minority Interest

Minority interest consists of a number of components. As described below, amounts recorded as minority interest for periods prior to the equity public offering on May 10, 2005 are not comparable to amounts recorded as minority interest for periods commencing May 10, 2005.

For the years ended December 31, 2007 and 2006, the principal component of minority interest in our consolidated financial statements are minority interests in various LAM-related general partnerships held directly by certain of our LAM managing directors.

In 2003, certain members of Lazard Group who provided services to LAM contributed capital to LAM and ceased being members of Lazard Group. In connection with this contribution, LAM managing directors and other key LAM employees were granted equity units in LAM. These capital interests were included in minority interest on Lazard Group’s consolidated statements of financial condition and through May 9, 2005, payments for services rendered by these individuals were accounted for as minority interest in net income in Lazard Group’s consolidated statements of income. As a result of the equity public offering, and as described in Note 1 of Notes to Consolidated Financial Statements, commencing May 10, 2005 the Company no longer recognizes payments for services rendered by the managing directors and employee members of LAM as charges to minority interest, with such charges now included in compensation and benefits expense.

The LAM equity units entitle holders to payments in connection with selected fundamental transactions affecting Lazard Group or LAM, including a dissolution or sale of all, or substantially all, of the assets of Lazard Group or LAM, a merger of, or sale of, all of the interests in LAM whereby Lazard Group ceases to own a majority of LAM or have the right to appoint a majority of the board of directors of LAM, or a non-ordinary course sale of assets by LAM that exceeds $50 million in value. As a general matter, in connection with a fundamental transaction that triggers the LAM equity units, following the completion of such transactions the holders of the LAM equity units would be entitled in the aggregate, as of both December 31, 2007 and 2006, to approximately 23% of the net proceeds or imputed valuation of LAM in such transaction after deductions for payment of creditors of LAM and the return of LAM capital. As of December 31, 2007, and 2006 LAM’s capital for these purposes totaled approximately $53 million and $60 million, respectively. During 2007, approximately $7 million of such capital was repaid to the managing directors and employee members of LAM, with the remainder now entirely owned by Lazard Group. These LAM equity units are not entitled to share in the operating results of LAM. A separate class of interests in LAM, which we refer to as “LAM profit units,” is entitled to the ordinary profit and losses of LAM, all of which are owned by Lazard Group. Accordingly, in the absence of a fundamental transaction that triggers the LAM equity units, all of LAM’s net income is allocable to Lazard Group. We have no current intention to cause or otherwise trigger a fundamental transaction that would give rise to payment obligations to the holders of interests in LAM.

The board of directors of LAM, a majority of which is appointed by Lazard Group, may, in its discretion, grant LAM equity interests that include profit rights to managing directors of, and other persons providing services to, LAM, as a portion of their ongoing compensation. If granted, these equity interests would be subject to specified vesting conditions. No such LAM equity interests have been granted as of December 31, 2007 nor is there any present intention to do so.

Commencing January, 2003, Lazard Group recorded minority interest to reflect its strategic alliance with Banca Intesa S.p.A (“Intesa”), under which Intesa was a 40% partner in Lazard Group’s business interests in Italy. As described in Note 8 of Notes to Consolidated Financial Statements, on May 15, 2006 Lazard Group, Lazard & Co. S.r.l. (“Lazard Italy”), an indirect subsidiary of Lazard Group, and Intesa completed the termination of the strategic alliance. As a result of the termination, Lazard Group now owns 100% of Lazard Italy, and therefore no longer records minority interest with respect to this alliance.

See Note 6 of Notes to Consolidated Financial Statements for information regarding the components of the Company’s minority interest.

Discontinued Operations

As described above, in connection with the separation Lazard Group transferred the Capital Markets and Other segment to LFCM Holdings as of May 10, 2005. Capital Markets and Other net revenue largely consisted of primary revenue earned from underwriting fees from securities offerings and secondary revenue earned in the form of commissions and trading profits from principal transactions in Lazard Group’s equity, fixed income and convertibles businesses and underwriting and other fee revenue from corporate broking in the U.K. Lazard Group also earned fund management fees and, if applicable, carried interest incentive fees related to alternative investments and private equity funds managed as part of this former segment. Such carried interest incentive fees were earned if profits from alternative investments and private equity investments exceeded a specified threshold. In addition, this former segment generated investment income and net interest income principally from investments, cash balances and securities financing transactions.

Consolidated Results of Operations

Lazard’s consolidated financial statements are presented in U.S. dollars. Many of our non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. dollar, generally the currency of the country in which the subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. dollars using exchange rates as of the respective balance sheet date while revenue and expenses are translated at average exchange rates during the respective periods based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency are reported as a component of members’ equity. Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included in the consolidated statements of income. As described above, operating results for the period prior to the equity public offering on May 10, 2005 are not comparable to operating results subsequent to that date.

A discussion of the Company’s consolidated results of operations for the years ended December 31, 2007, 2006 and 2005 is set forth below, followed by a more detailed discussion of business segment results.

	Year Ended December 31,
	2007	2006	2005
	($ in thousands)
Revenue
Investment banking and other advisory fees	$1,196,648	$946,107	$846,390
Money management fees	663,316	510,558	435,015
Interest income	88,530	44,783	34,597
Other	104,928	96,069	63,784

Total revenue	2,053,422	1,597,517	1,379,786
Interest expense	136,529	104,348	78,375

Net revenue	1,916,893	1,493,169	1,301,411

Operating Expenses
Compensation and benefits	1,123,058	891,411	698,683	(*)
Non-compensation expense(**)	357,771	268,082	257,052

Total operating expenses	1,480,829	1,159,493	955,735

Operating Income from Continuing Operations	436,064	333,676	345,676	(*)
Provision for income taxes	88,786	64,559	54,173

Income from Continuing Operations Before Minority Interest in Net Income	347,278	269,117	291,503	(*)
Minority interest in net income	5,144	5,124	18,703

Income from Continuing Operations	342,134	263,993	272,800	(*)
Loss from Discontinued Operations (net of income tax provision of $3,330)			(17,576	)(*)

Net Income	$342,134	$263,993	$255,224	(*)

(*)	Excludes, as applicable, with respect to the period prior to May 10, 2005, payments for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense.
(**)	Including, in 2007, amortization of intangible assets relating to acquisitions of $21,523.

The table below describes the components of operating revenue, a non-GAAP measure used by the Company to manage total compensation and benefits expense to managing directors and employees:

	Year Ended December 31,
	2007	2006	2005
	($ in thousands)
Operating revenue
Total revenue	$2,053,422	$1,597,517	$1,379,786
Deduct:
Interest expense related to LFB(a)	(34,827)	(21,628)	(19,388)
Revenue related to consolidation of LAM general partnerships(b)	(5,135)	(5,114)	(2,784)

Operating revenue	$2,013,460	$1,570,775	$1,357,614

(a)	The interest expense incurred by LFB is deducted from total revenue because LFB is a commercial bank and we consider its interest expense to be a cost directly related to the conduct of its business.
(b)	LAM general partnership revenue is deducted because we do not deem such revenue as operating in nature as it is directly offset by a charge to minority interest in net income for the same amount.

Certain key ratios, statistics and headcount information for the years ended December 31, 2007, 2006 and 2005 are set forth below:

	Year Ended December 31,
	2007	2006	2005
As a % of Net Revenue, By Revenue Category:
Investment banking and other advisory fees	62%	63%	65%
Money management fees	35	34	33
Interest income	5	3	3
Other	5	7	5
Interest expense	(7)	(7)	(6)

Net Revenue	100%	100%	100%

As a % of Net Revenue:
Operating Income	23%	22%	27%

	As of December 31,
	2007	2006	2005

Headcount:
Managing Directors:
Financial Advisory	138	128	123
Asset Management	48	43	38
Corporate	8	8	8
Limited Managing Directors	6	5	5
Other Employees:
Business segment professionals	997	811	777
All other professionals and support staff	1,261	1,205	1,240

Total	2,458	2,200	2,191

Operating Results

Year Ended December 31, 2007 versus December 31, 2006

Net income for the year ended December 31, 2007 increased $78 million, or 30%, as compared to 2006. As described above, the Company acquired GAHL and CWC during the third quarter of 2007. Our results for the year ended December 31, 2007 include the results of such acquired businesses from their respective acquisition dates, which, in the aggregate, did not materially impact net income.

Net revenue increased $424 million, or 28%, for the year ended December 31, 2007, compared to 2006. Fees from investment banking and other advisory activities grew $251 million, or 26%, versus 2006, reflecting stronger M&A performance resulting from both increased size and volume of completed M&A transactions and net revenue attributable to the acquisitions of GAHL and CWC. Money management fees, including incentive fees, increased $153 million, or 30%, as compared to the prior year principally as the result of a $33 billion, or 34%, increase in average AUM for the year ended December 31, 2007 versus 2006. Interest income increased $44 million, or 98%, as a result of higher interest-earning average cash balances in 2007, which were largely the result of net proceeds from the Company’s December, 2006 primary offering of Class A common stock and a June, 2007 issuance of $600 million principal amount of 6.85% senior notes. Other revenue increased $9 million, or 9%, in 2007 versus 2006. During 2007, other revenue included an aggregate increase of $23 million attributable to higher referral fees earned from activities with LFCM Holdings, foreign currency gains and commissions, partially offset by a decline of $10 million in investment income as a result of the widening of credit spreads due to sub-prime concerns in the debt markets in 2007 and volatility in the equity markets during the fourth quarter of 2007, resulting in mark-downs in LFB’s portfolio of corporate debt securities and other temporary Corporate investments in equity securities. In addition, the Company recorded a $9 million gain in connection with its share in the net proceeds related to the sale of a portion of LFCM Holdings’ ownership interest in PG&C in 2007 (see Note 17 of Notes to Consolidated Financial Statements), while 2006 included a $14 million gain recognized as a result of the termination of the strategic alliance with Intesa. Interest expense for the year ended December 31, 2007 increased $32 million, or 31%, as a result of the incremental interest expense of $22 million related to the June 2007 issuance of $600 million principal amount of 6.85% senior notes, with the remainder primarily resulting from both higher average customer deposits in LFB and higher interest rates with respect thereto.

Compensation and benefits expense increased $232 million, or 26%, for the year ended December 31, 2007, and represented 55.7% of operating revenue, compared with 56.7% of operating revenue in 2006, reflecting an increase in incentive compensation associated with the growth in operating revenues, amortization of an increased amount of RSUs and additional compensation associated with the strategic headcount growth of managing directors and business segment professionals.

Non-compensation expense in 2007 increased $90 million, or 33%, with such increase including amortization expense of $22 million related to intangible assets associated with the 2007 acquisitions of GAHL and CWC. Other factors contributing to the expense increase in 2007 was a charge of $6 million related to abandoned lease facilities as well as current period increases in expenses related to increased business activity, including fund administration and services associated with the growth in AUM, electronic data services, business investments including new office locations, recruitment, travel and other market development and one-time VAT and other cost recoveries recorded in 2006. Excluding the impact of the amortization of intangible assets related to acquisitions in 2007, the ratio of non-compensation expense to operating revenue was 16.7% and 17.1% for 2007 and 2006, respectively.

Operating income for the year ended December 31, 2007 increased $102 million, or 31%, versus 2006. Operating income as a percentage of net revenue was 23% in 2007 versus 22% in 2006. Operating income in 2007 benefited by approximately $20 million from the strengthening of foreign currencies against the U.S. Dollar.

The provision for income taxes for the year ended December 31, 2007 increased $24 million, versus the prior year due principally to increased foreign income taxes attributable to higher levels of income in 2007. The Company’s effective tax rate was 20.4% for the year ended December 31, 2007 as compared to 19.3% for the corresponding period in 2006.

Minority interest in net income for the year ended December 31, 2007 was unchanged versus 2006.

Year Ended December 31, 2006 versus December 31, 2005

Net income for the year ended December 31, 2006 decreased by $9 million, or 3%, as compared to 2005. Historical results for the period prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Net revenue for the year ended December 31, 2006 increased $192 million, or 15%, versus 2005. During 2006, fees from investment banking and other advisory activities increased $100 million, or 12%, versus 2005, as a result of stronger M&A performance. Money management fees, including incentive fees grew $76 million, or

17%, versus 2005 primarily as a result of an $11.3 billion, or 13%, increase in average AUM. Interest income increased $10 million, or 29%, reflecting higher average cash balances throughout 2006. Other revenue increased $32 million, or 51%, versus 2005 principally due to the impact of a gain of $14 million recognized in 2006 on the termination of the Intesa strategic alliance (see Note 8 of Notes to Consolidated Financial Statements), increased dividends and underwriting fees. Interest expense increased $26 million and was largely attributable to the incremental interest expense on financings, principally the issuance of debt and equity security units on May 10, 2005 in connection with the equity public offering and recapitalization, with such debt and equity security units outstanding for the full year in 2006 as compared to only part of 2005.

Compensation and benefits expense for the year ended December 31, 2006 increased $193 million, or 28%, versus 2005 reflecting a higher level of incentive compensation consistent with the increase in operating revenues and the inclusion in compensation and benefits expense for the period subsequent to the equity public offering on May 10, 2005, of amortization of RSUs and of all payments for services rendered by our managing directors and payments for services rendered by managing directors and employee members of LAM, the latter of which previously had been accounted for as minority interest in net income. If the portion of distributions to managing directors and LAM members had been accounted for as compensation, total compensation and benefits expense for the year ended December 31, 2005 would have been approximately $75 million higher.

Non-compensation expense for the year ended December 31, 2006 increased $11 million, or 4% versus 2005. Factors contributing to the expense increase were higher professional fees as a result of consulting and audit fees related to compliance with the Sarbanes-Oxley Act of 2002, legal fees, and fund administration and outsourced services related to the growth in AUM and utilization of certain outsourcing providers, partially offset by the recovery of VAT costs expensed in prior years, and declines in unrecoverable deal-related expenses and insurance expense. Non-compensation expense to operating revenue was 17.1% and 18.9% for 2006 and 2005, respectively.

Operating income, including the one-time gain on termination of the Intesa strategic alliance (which, after transaction and other costs, served to increase operating income by approximately $5 million) declined $12 million, or 3% for the year ended December 31, 2006 versus 2005. Operating income as a percentage of net revenue was 22% for 2006 versus 27% for 2005, with the decline in such ratio primarily resulting from the increase in compensation and benefits expense, partially offset by revenue growth. As stated above, historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

For the year ended December 31, 2006, the provision for income taxes increased $10 million, or 19%, versus 2005 due principally to increased foreign income taxes attributable to higher levels of income in 2006. The Company’s effective income tax rate was 19.3% for the year ended December 31, 2006, as compared to 15.7% for 2005.

Minority interest decreased approximately $14 million for the year ended December 31, 2006 versus 2005. This decrease was due to the lack of minority interest in net income related to the Intesa strategic alliance in 2006, as well as the compensation for LAM members being recorded in compensation and benefits expense, while in periods prior to the equity public offering on May 10, 2005, such amounts were recorded in minority interest in net income.

Business Segments

The following is a discussion of net revenue and operating income for the Company’s business segments - Financial Advisory, Asset Management and the Corporate segment. Each segment’s operating expenses include (i) compensation and benefits expenses that are incurred directly in support of the segment and (ii) other operating expenses, which include directly incurred expenses for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourcing, and indirect support costs (including compensation and benefits expense and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistical drivers such as, among other items, headcount, square footage and transactional volume.

Financial Advisory

The following table summarizes the operating results of the Financial Advisory segment:

	Year Ended December 31,
	2007	2006	2005(b)
	($ in thousands)
M&A	$969,409	$792,537	$674,543
Financial Restructuring	127,175	70,625	103,404
Corporate Finance and Other	143,593	110,175	86,865

Net Revenue	1,240,177	973,337	864,812

Direct Compensation and Benefits	661,475	529,624	394,368
Other Operating Expenses (a)	259,230	192,527	194,656

Total Operating Expenses	920,705	722,151	589,024

Operating Income	$319,472	$251,186	$275,788

Operating Income, Excluding Amortization of Intangible Assets Related to Acquisitions (c)	$340,995	$251,186	$275,788

Operating Income as a Percentage of Net Revenue	26%	26%	32%

Operating Income as a Percentage of Net Revenue, Excluding Amortization of Intangible Assets Related to Acquisitions (c)	27%	26%	32%

	As of December 31,
	2007	2006	2005
Headcount (d):
Managing Directors	138	128	123
Limited Managing Directors	3	2	2
Other Employees:
Business segment professionals	654	510	490
All other professionals and support staff	264	217	240

Total	1,059	857	855

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto), and in 2007, $21,523 of amortization of intangible assets related to the acquisitions of GAHL and CWC.
(b)	Historical results for the period prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.
(c)	Excludes, in 2007, $21,523 of amortization of intangible assets related to the acquisitions of GAHL and CWC.
(d)	Includes, in 2007, an aggregate of five managing directors, 96 business segment professionals and 39 other professionals and support staff applicable to GAHL and CWC. In addition, the periods exclude headcount related to indirect support functions, with such headcount being included in Corporate.

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

	Year Ended December 31,
	2007	2006	2005
Lazard Statistics:
Number of Clients:
Total	622	510	484
With Fees Greater than $1 million	230	202	184
Percentage of Total Financial Advisory Revenue from Top 10 Clients (a)	19%	21%	20%
Number of M&A Transactions Completed Greater than $1 billion (b)	52	51	40

(a)	There were no individual clients that constituted more than 10% of our Financial Advisory segment net revenue in the years ended December 31, 2007, 2006 or 2005.
(b)	Source: Thomson Financial as of January 14, 2008

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms. The offices that generate Financial Advisory net revenue are located in the United States, Europe (principally in the U.K., France, Italy, Spain and Germany) and the rest of the world (principally in Australia, which, for the 2007 period, includes the impact of the acquisition of CWC).

	Year Ended December 31,
	2007	2006	2005
United States	49%	54%	48%
Europe	44	45	50
Rest of World	7	1	2

Total	100%	100%	100%

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

Financial Advisory Results of Operations

Year Ended December 31, 2007 versus December 31, 2006

In 2007, Financial Advisory net revenue increased $267 million, or 27%, as compared to 2006. During 2007 M&A revenue increased $177 million, or 22%, Financial Restructuring revenue increased $57 million, or 80%, and Corporate Finance and Other net revenue increased $33 million, or 30%.

The increase in M&A revenue in 2007 was due primarily to organic growth, reflecting an increase in both the number of clients and average fee per transaction for those transactions with fees in excess of $1 million and, to a lesser extent, the revenue attributable to GAHL and CWC, which were both acquired in the third quarter of 2007, and improved productivity. Clients, which in the aggregate, represented 25% of our M&A revenue for the year included Alinta, American Standard (Trane), Barclays, Danone, Dollar General, First Choice Holidays, Florida Rock Industries, KeySpan, Mellon Financial, Millicom International Cellular, Louis-Dreyfus Groupe, TXU and Viasys Healthcare.

Financial Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings and advice on complex on and off-balance sheet assignments, such as retiree health care obligations. The increase in revenue was the result of several large assignments during 2007 including, Eurotunnel, Calpine’s Unsecured Creditors’ Committee, New Century Financial Corporation, Tower Automotive and the UAW in connection with its contract discussions with GM, Ford and Chrysler over retiree health care obligations and in connection with Delphi’s bankruptcy.

Corporate Finance and Other net revenue increased versus 2006 reflecting increased Private Placement revenues as a result of higher revenue per assignment in 2007, growth in referral fees from LFCM Holdings related to our Equity Capital Markets Advisory activities and, to a lesser extent, growth in Private Fund Advisory fees.

Operating expenses for the year ended December 31, 2007 increased $199 million, or 27%, versus 2006. Compensation and benefits expense increased $132 million, or 25%, versus 2006, due to an increase in incentive compensation related to a higher level of operating revenue, amortization of an increased amount of RSUs and additional compensation associated with strategic headcount growth, principally from the GAHL and CWC acquisitions, as well as hiring of senior bankers during 2007. Other operating expenses increased $67 million, or 35%, primarily due to amortization expense of $22 million related to intangible assets associated with the GAHL and CWC acquisitions, higher business development-related expenses in 2007 and the impact of one-time cost recoveries in 2006.

Financial Advisory operating income for 2007 increased $68 million, or 27%, versus 2006. Operating income represented 26% of segment net revenues for both years. Excluding the impact of the amortization of intangible assets related to acquisitions of $22 million, operating income represented 27% of segment net revenue in 2007.

Year Ended December 31, 2006 versus December 31, 2005

In 2006, Financial Advisory net revenue increased $108 million, or 13%, versus 2005. M&A revenue grew $118 million, or 17%, Corporate Finance and Other net revenue increased $23 million, or 27%, and Financial Restructuring revenue declined by $33 million, or 32%, versus 2005.

The increase in M&A revenue in 2006 was primarily due to an overall stronger environment for M&A transactions and an increase in the number of clients or special committee assignments for which we provided advice as well as improved productivity. The increase in Corporate Finance and Other net revenue largely reflected higher Private Fund Advisory fees. Financial Restructuring revenue decreased in line with the lower level of debt defaults experienced in 2006.

Operating expenses were up $133 million, or 23%, versus 2005 as compensation and benefits expense increased $135 million, or 34%, which was partially due to the inclusion, for the period subsequent to the equity public offering, of amortization of RSUs and of all payments for services rendered by our managing directors in compensation and benefits expense. In addition, incentive compensation awards increased in 2006, consistent with the growth in operating revenues. Other operating expenses declined $2 million in the aggregate, or 1%, versus 2005.

Financial Advisory operating income declined $25 million, or 9%, in 2006 versus 2005, with operating income representing 26% and 32% of segment net revenue for 2006 and 2005, respectively. The decline in the operating income ratio reflected the increase in recorded compensation expense in 2006, partially offset by the leverage resulting from higher revenues. Historical results for periods prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of December 31,
	2007	2006	2005
	($ in millions)
AUM:
International Equities	$50,535	$52,033	$42,104
Global Equities	47,814	26,453	15,872
U.S. Equities	20,927	13,708	12,920

Total Equities	119,276	92,194	70,896

European and International Fixed Income	10,255	8,418	6,604
Global Fixed Income	2,161	1,095	2,135
U.S. Fixed Income	1,817	2,310	2,374

Total Fixed Income	14,233	11,823	11,113

Alternative Investments	3,577	3,457	3,394
Private Equity(a)	1,401	883	826
Cash Management	2,926	2,080	2,005

Total AUM	$141,413	$110,437	$88,234

(a)	Includes $1.0 billion, $0.6 billion, and $0.4 billion as of December 31, 2007, 2006 and 2005, respectively, held by an investment company for which Lazard may earn carried interests.

Average AUM for the years ended December 31, 2007, 2006 and 2005 is set forth below. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Year Ended December 31,
	2007	2006	2005
	($ in millions)
Average AUM	$130,827	$97,408	$86,106

The following is a summary of changes in AUM for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005
	($ in millions)
AUM—Beginning of Period	$110,437	$88,234	$86,435
Net Flows	16,745	2,756	(4,198)
Market Appreciation	12,641	18,192	7,355
Foreign Currency Adjustments	1,590	1,255	(1,358)

AUM—End of Period	$141,413	$110,437	$88,234

Total AUM at December 31, 2007 increased $31.0 billion, or 28%, over that at December 31, 2006, with average AUM increasing 34% versus 2006 average AUM. International, Global and U.S. equities represented 36%, 34% and 15% of total AUM at December 31, 2007, respectively, versus 47%, 24% and 12% of total AUM at December 31, 2006, respectively. The shift from International Equity products was largely the result of net inflows and market appreciation in Global Equity products and net inflows in U.S. Equity products. During the year ended December 31, 2007, of the total $31.0 billion increase in AUM, 54% was related to net inflows, 41% from market appreciation, and 5% from the positive impact of changes in foreign currency exchange rates.

Total AUM as of December 31, 2006 increased $22.2 billion, or 25%, over that at December 31, 2005, with average AUM increasing 13%, versus the 2005 average. International, Global and U.S. equities represented 47%, 24% and 12% of total AUM at December 31, 2006, respectively, versus 48%, 18% and 15% of total AUM at December 31, 2005, respectively. The shift toward Global Equity products in 2006 was the result of net inflows and market appreciation. During the year ended December 31, 2006, of the total $22.2 billion increase in AUM, 12% was related to net inflows, 82% from market appreciation and 6% from the positive impact of changes in foreign currency exchange rates.

The following table summarizes the operating results of the Asset Management segment:

	Year Ended December 31,
	2007	2006	2005(b)
	($ in thousands)
Management Fees	$595,725	$450,323	$389,414
Incentive Fees	67,032	59,371	44,627
Other Income	61,994	43,518	32,147

Net Revenue	724,751	553,212	466,188

Direct Compensation and Benefits	338,807	250,881	199,600
Other Operating Expenses(a)	200,993	167,141	150,201

Total Operating Expenses	539,800	418,022	349,801

Operating Income	$184,951	$135,190	$116,387

Operating Income as a Percentage of Net Revenue	26%	24%	25%

	As of December 31,
	2007	2006	2005
Headcount(c):
Managing Directors	48	43	38
Limited Managing Directors	3	2	2
Other Employees:
Business segment professionals	334	293	276
All other professionals and support staff functions	372	348	327

Total	757	686	643

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(b)	Historical results for the period prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.
(c)	Excludes headcount related to indirect support functions. Such headcount is included in the Corporate headcount.

There were no individual clients that constituted more than 10% of our Asset Management segment net revenue for the years ended December 31, 2007, 2006 or 2005.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms:

	Year Ended December 31,
	2007	2006	2005
United States	54%	58%	59%
Europe	37	35	33
Rest of World	9	7	8

Total	100%	100%	100%

Asset Management Results of Operations

Year Ended December 31, 2007 versus December 31, 2006

Asset Management net revenue grew $172 million, or 31%, versus 2006. Management fees for 2007 increased $145 million, or 32%, versus 2006 driven by a 34% increase in average AUM. However, the impact of a change in the mix of investment products, resulted in a slightly lower percentage growth rate in management fees versus the growth rate of average AUM. Incentive fees earned for 2007 were $8 million higher than the amount recorded for 2006 with the increase driven principally from traditional products. Other income increased $18 million, or 42%, versus 2006 principally as a result of higher net interest income on customer deposits and higher average cash balances, increased commissions on client transactions, and higher LAM GP-related revenue.

Operating expenses for 2007 increased $122 million, or 29%, versus 2006. Compensation and benefits expense increased $88 million, or 35%, due to higher incentive compensation resulting from operating revenue growth, amortization of an increased amount of RSUs, and additional compensation related to strategic headcount growth. Other operating expenses increased $34 million, or 20%, versus 2006, principally due to higher costs for occupancy, fund administration and servicing associated with the growth in AUM and other business development activities including recruiting.

Asset Management operating income grew $50 million or 37%, in 2007, as compared to the prior year. Operating income as a percentage of segment net revenue was 26% for 2007 versus 24% for 2006 with the increase in the ratio due to higher net revenue.

Year Ended December 31, 2006 versus December 31, 2005

Asset Management net revenue grew $87 million, or 19%, in 2006 versus 2005. Management fees for 2006 grew $61 million, or 16%, which was slightly higher than the 13% increase in average AUM for 2006 principally due to a shift in AUM to higher fee based products. Incentive fees earned for 2006 increased $14 million versus 2005 due to stronger performance in alternative investment funds. Other income increased $11 million versus 2005 primarily due to increases in investment gains, net interest income, commissions and LAM GP-related revenue.

Operating expenses increased $68 million, or 20%, versus 2005. Compensation and benefits expense increased $51 million, or 26%, as compared to 2005, reflecting increased incentive compensation due to operating revenue growth, as well as the inclusion, for periods subsequent to the equity public offering, of all payments for services rendered by managing directors and employee members of LAM in compensation and benefits expense which had previously been accounted for as minority interest in net income. Other operating expenses increased $17 million in the aggregate, or 11%, versus 2005, principally due to higher professional fees for outsourced services and increases in legal fees and support costs.

Asset Management operating income for 2006 was $19 million higher than 2005. Operating income as a percentage of segment net revenue declined 1% versus 2005, with the decline in 2006 attributable to the increase in compensation expense for the year, partially offset by higher revenues versus 2005. Historical results for the period prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Corporate

The following table summarizes the results of the Corporate segment:

	Year Ended December 31,
	2007	2006	2005(b)
	($ in thousands)
Interest Income	$67,493	$29,800	$23,943
Interest Expense	(136,016)	(98,825)	(73,601)

Net Interest (Expense)	(68,523)	(69,025)	(49,658)
Other Revenue	20,488	35,645	20,069

Net Revenue (Expense)	(48,035)	(33,380)	(29,589)
Operating Expenses	20,324	19,320	16,910

Operating Income (Loss)	$(68,359)	$(52,700)	$(46,499)

	As of December 31,
	2007	2006	2005

Headcount (a):
Managing Directors	8	8	8
Limited Managing Directors	—	1	1
Other Employees:
Business segment professionals	9	8	11
All other professionals and support staff	625	640	673

Total	642	657	693

(a)	Includes headcount related to support functions.
(b)	Historical results for the period prior to the equity public offering on May 10, 2005 and subsequent thereto are not comparable.

Corporate Results of Operations

Year Ended December 31, 2007 versus December 31, 2006

Net interest expense in 2007 was slightly lower than 2006. During 2007, interest income increased from higher average cash balances, principally as a result of the proceeds from the December 2006 primary offering and the June 2007 issuance of $600 million principal amount of 6.85% senior notes, which was offset by incremental interest expense related to the aforementioned senior notes issuance.

Other revenue declined $15 million, or 43%, in 2007 versus 2006, principally due to lower investment income of $13 million, principally the result of the widening of credit spreads due to sub-prime concerns in the debt markets and volatility in the equity markets during the fourth quarter of 2007, which resulted in mark-downs in LFB’s portfolio of corporate debt securities and other temporary Corporate investments in equities, partially offset by increases in foreign currency gains. In addition, the Company recorded a $9 million gain in connection with its share in the net proceeds related to the sale of a portion of LFCM Holdings’ ownership interest in PG&C in 2007 (see Note 17 of Notes to Consolidated Financial Statements), while 2006 included a $14 million gain recognized as a result of the termination of the strategic alliance with Intesa in 2006.

Operating expenses in 2007 increased $1 million, or 5%, versus 2006 due primarily to increased compensation, as a result of higher consolidated operating revenue and amortization of an increased amount of RSUs in 2007.

Year Ended December 31, 2006 versus December 31, 2005

Net interest expense in 2006 increased $19 million, or 39%, principally due to the incremental interest expense on financings related to the issuance of debt and equity security units that occurred on May 10, 2005 in connection with the equity public offering and recapitalization, with such debt and equity security units outstanding for the full year in 2006 as compared to only part of 2005.

Other income increased $16 million, or 78%, in 2006 principally reflecting a gain of approximately $14 million recognized upon the termination of the strategic alliance with Intesa.

Operating expenses in 2006 increased $2 million, or 14%, versus 2005, due to the inclusion, for the period subsequent to the equity public offering, of amortization of RSUs and all payments for services rendered by our managing directors in compensation and benefits.

Cash Flows

The Company’s cash flows are generated from operating, financing, and investment activities. With respect to operating activities, cash flow is influenced by the timing of the receipt of fee income, distributions to members and payment of incentive compensation to managing directors and employees. M&A and Asset Management fees are generally collected within 60 days of billing, while restructuring fee collections may extend beyond 60 days, particularly those that involve bankruptcies with court-ordered holdbacks. Fees from our private fund advisory activities are generally collected over a four year period from billing and typically include an interest component.

Lazard traditionally pays a substantial portion of incentive compensation during the first four months of each calendar year with respect to the prior year’s results.

Summary of Cash Flows:

	Year Ended December 31,
	2007	2006
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$342.1	$264.0
Noncash charges (a)	146.5	27.2
Other operating activities (b)	(408.2)	(49.4)

Net cash provided by operating activities	80.4	241.8
Investing activities (c)	(222.8)	(8.1)
Financing activities (d)	193.7	213.6
Effect of exchange rate changes	(5.8)	17.4

Net Increase in Cash and Cash Equivalents	45.5	464.7
Cash and Cash Equivalents:
Beginning of Year	955.1	490.4

End of Year	$1,000.6	$955.1

(a) Consists of the following:
Depreciation and amortization of property	$16.7	$14.3
Amortization of deferred expenses, stock units and interest rate hedge	110.2	25.8
Deferred tax benefit	(7.0)	(4.3)
Amortization of intangible assets related to acquisitions	21.5	—
Minority interest in net income	5.1	5.1
Gain on termination of strategic alliance in Italy	—	(13.7)

	$146.5	$27.2

(b) Includes net changes in operating assets and liabilities.

(c) In 2007, relates principally to business acquisitions, and purchases of “available-for-sale” securities, as well as the net additions and disposals of property in both years.

(d) Primarily includes distributions to members and minority interest holders, repayments of senior and subordinated debt, and, in 2007, the issuance of the $600 million principal amount of 6.85% senior notes. The year ended December 31, 2006 also includes the net proceeds contributed to Lazard Group from the sale of 8,050,400 shares of Lazard Ltd’s Class A common stock (the “Primary Offering”).

Liquidity and Capital Resources

The Company’s liquidity and capital resources are derived from operating activities, financing agreements and equity offerings.

Operating Activities

Net revenue, operating income and cash receipts fluctuate significantly between quarters. In the case of Financial Advisory, fee receipts are principally dependent upon the successful completion of client transactions, the occurrence and timing of which is irregular and not subject to Lazard’s control. In the case of Asset Management, incentive fees earned on AUM are generally not earned until the end of the applicable measurement period, which is generally the fourth quarter of Lazard’s fiscal year with the respective receivable collected in the first quarter of the following year.

Liquidity is significantly impacted by incentive compensation payments that are made during the first four months of the year. As a consequence, cash on hand generally declines in the beginning of the year and gradually builds over the remainder of the year. We also pay certain tax advances during the year on behalf of our managing directors, which serve to reduce their respective incentive compensation payments. We expect this seasonal pattern of cash flow to continue.

Lazard’s consolidated financial statements are presented in U.S. dollars. Many of Lazard’s non-U.S. subsidiaries have a functional currency, i.e., the currency in which operational activities are primarily conducted, that is other than the U.S. dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at the respective balance sheet date exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency are reported as a component of members’ equity (deficiency). Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of income (see Note 3 of Notes to Consolidated Financial Statements).

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. We maintain lines of credit in excess of anticipated liquidity requirements. As of December 31, 2007, Lazard had approximately $231 million in unused lines of credit available to it, including $61 million of unused lines of credit available to LFB.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, including use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months and beyond. As noted above, we intend to maintain lines of credit that can be utilized should the need arise. These credit lines include a $150 million senior revolving credit facility with a group of lenders that expires in May, 2010. As of

December 31, 2007, there were no amounts outstanding under this credit facility. The senior revolving credit facility contains customary affirmative and negative covenants and events of default for facilities of this type which, among other things, limit the ability of the borrower to incur debt, grant liens, pay dividends, enter into mergers or to sell all or substantially all of its assets and contains financial covenants that must be maintained. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources in addition to any new credit facilities. In addition, the indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions.

Financing Agreements

Over the past several years, Lazard has entered into several financing agreements designed to strengthen both its capital base and liquidity, the most significant of which are described below. Each of these agreements is discussed in more detail in our consolidated financial statements and related notes included elsewhere in the Form 10-K. The table below sets forth our corporate indebtedness as of December 31, 2007 and 2006.

	Maturity Date	As of December 31,		Increase (Decrease)
		2007	2006
		($ in millions)
Senior Debt:
6.85%(a)	2017	$600.0	$—	$600.0
7.125%	2015	550.0	550.0	—
6.12%(b)	2008 - 2035	437.5	437.5	—
4.25%(a)	2008	—	96.0	(96.0)
Subordinated Debt:
4.60%(a)	2008	—	50.0	(50.0)
3.25%(c)	2016	150.0	150.0	—

Total Senior and Subordinated Debt		$1,737.5	$1,283.5	$454.0

(a)	On June 21, 2007, Lazard Group issued $600 million aggregate principal amount of 6.85% senior notes due June 15, 2017. In connection with the issuance of these senior notes, a portion of the net proceeds was used to repay Lazard Group’s $96 million senior promissory note and $50 million subordinated promissory note, each of which was scheduled to mature in February, 2008, and were each redeemed on June 29, 2007. Lazard Group has used or intends to use the remaining net proceeds from the issuance of the 6.85% senior notes for (i) expansion of its Financial Advisory and Asset Management businesses, (ii) other strategic acquisitions or investments and (iii) general corporate purposes. See Notes 8 and 12 of Notes to Consolidated Financial Statements.
(b)	Maturity date can vary based on a remarketing of the 6.12% senior notes, and will mature (i) in the event of a successful remarketing, on any date no earlier than May 15, 2010 and no later than May 15, 2035, as we may elect, (ii) in the event of a failed remarketing, on May 15, 2008 and (iii) otherwise on May 15, 2035. See Notes 2 and 12 of Notes to Consolidated Financial Statements.
(c)	As described in more detail in Note 8 of Notes to Consolidated Financial Statements, on May 15, 2006 Lazard Group completed the termination of its strategic alliance with Intesa. In connection with the termination, the then existing $150 million subordinated convertible note held by Intesa was amended and restated, among other things, to provide for its convertibility into shares of Lazard Ltd Class A common stock at an effective conversion price of $57 per share. One-third in principal amount will each generally be convertible after July 1, 2008, July 1, 2009, and July 1, 2010, with no principal amounts convertible after June 30, 2011.

As of December 31, 2007, Lazard was in compliance with all of its obligations under its various borrowing arrangements.

Equity Financings

As described in more detail in Note 2 of Notes to Consolidated Financial Statements, on December 6, 2006, Lazard Ltd sold 8,050,400 shares of its Class A common stock in the Primary Offering. The offering price to the public was $45.42 per share, and the offering provided Lazard Ltd with net proceeds of approximately $349 million, after underwriters’ discount of 3.75% and $2.8 million of other expenses. In conjunction with the Primary Offering, a secondary offering (the “Secondary Offering”) of 6,000,000 shares were offered to the public by certain current and former managing directors of Lazard and their permitted trustees (the “Selling Shareholders”). The 6,000,000 shares offered in the Secondary Offering were also newly-issued Class A common shares as a result of the Selling Shareholders exchanging an equivalent amount of their membership interests in Lazard Group (received in exchange for their membership interests in LAZ-MD Holdings). Lazard Ltd did not receive any proceeds from the sale of common stock in the Secondary Offering.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to affiliates. Regulatory approval is generally required for paying dividends in excess of certain established levels. See Note 18 of Notes to Consolidated Financial Statements for further information. These regulations differ in the U.S., the U.K., France, and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see “Item 1-Business—Regulation” included in this Form 10-K.

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of December 31, 2007:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Operating Leases (exclusive of $68,391 of sublease income)	$488,064	$71,227	$112,602	$87,940	$216,295
Capital Leases (including interest)	37,192	3,282	6,294	6,218	21,398
Senior Debt (including interest)(a)	2,276,115	528,657	160,575	160,575	1,426,308
Subordinated Debt (including interest) (b)	192,656	4,875	9,750	9,750	168,281
Private Equity Commitments: LAI-managed funds (c)	77,883	27,883	50,000	—	—
Other (d)	26,166	25,098	474	556	38
Contractual Commitments to Managing Directors, Senior Advisors and Employees (e)	85,542	50,330	24,080	8,682	2,450

Total (f)	$3,183,618	$711,352	$363,775	$273,721	$1,834,770

(a)	Includes $437.5 million relating to Lazard Group 6.12% senior notes issued in connection with the issuance of the ESUs, for which the maturity date of the debt component can vary based on a remarketing of the notes, and will mature (1) in the event of a successful remarketing, on any date no earlier than May 15, 2010 and no later than May 15, 2035, as we may elect, (2) in the event of a failed remarketing, on May 15, 2008 and (3) otherwise on May 15, 2035. For purposes of the table above, a maturity in 2008, the earliest possible date, was assumed to be the maturity date of the Lazard Group notes. See Notes 2 and 12 of Notes to Consolidated Financial Statements.

(b)	The Amended $150 million Subordinated Convertible Note matures on September 30, 2016, has a fixed interest rate of 3.25% per annum and is convertible into shares of Lazard Ltd Class A common stock at an effective conversion price of $57 per share. One-third in principal amount will generally be convertible after July 1, 2008, an additional one-third after July 1, 2009 and the last one-third after July 1, 2010, and no principal amount will be convertible after June 30, 2011. For purposes of the table above, the Amended $150 million Subordinated Convertible Note was considered to remain outstanding until its maturity date, with no assumed conversions into Class A common stock prior thereto. See Note 8 of Notes to Consolidated Financial Statements.
(c)	Pursuant to the business alliance agreement, Lazard Group has commitments to fund certain investment funds managed by LAI. Amounts in the table above relate to (1) obligations related to Corporate Partners II Limited, a private equity fund formed in February 2005, with $1 billion of institutional capital commitments and a $100 million capital commitment from Lazard Group, the principal portion of which may require funding at any time through 2010. As of December 31, 2007, Lazard Group contributed approximately $24 million of its capital commitment, with Lazard’s remaining commitment of approximately $76 million as of December 31, 2007 estimated to be funded in the amounts of $26 million, $25 million, and $25 million in the years ending December 31, 2008, 2009 and 2010, respectively; (2) obligations related to Lazard Senior Housing Partners LP, a private equity fund which closed during 2006, with $201 million of capital commitments from institutional investors, including $10 million from Lazard Group, the principal portion of which will require funding at any time through 2008. As of December 31, 2007, Lazard Group contributed approximately $8 million of its capital commitment, with Lazard’s remaining commitment of approximately $2 million as of December 31, 2007 estimated to be funded in the year ending December 31, 2008.
(d)	Primarily represents a capital commitment through 2017 of approximately $44 million to a mezzanine fund in which the Company has invested approximately $22 million as of December 31, 2007, with Lazard’s remaining commitment of approximately $22 million required to be funded when called upon (for purposes of the table above such remaining commitment is being reflected as “Less than 1 year”). See Note 13 of Notes to Consolidated Financial Statements.
(e)	The Company has agreements relating to future minimum payments to certain managing directors, senior advisors and employees incurred for the purpose of recruiting and retaining these senior professionals.
(f)	The table above does not include:
(1)	any contingent obligations relating to the LAM equity rights;
(2)	any potential payment related to the Natixis cooperation arrangement (the level of this contingent payment to Natixis would depend, among other things, on the level of revenue generated by the cooperation activities, and the potential payment is limited, as of December 31, 2007, to a maximum of approximately €0.8 million (subject to further reduction in certain circumstances) which would only occur if the cooperation activities generate no revenue over the course of the remaining initial period of such activities, the cooperation agreement is not renewed and Lazard Ltd’s Class A common stock price fails to sustain certain price levels);
(3)	the contingent limited partner capital commitment as described in Note 9 of Notes to Consolidated Financial Statements;
(4)	the lending commitments and indemnifications provided by LFB to third parties as described in Note 13 of Notes to Consolidated Financial Statements;
(5)	the 2008 pension fund obligation of approximately $16.5 million as described in Note 15 of Notes to Consolidated Financial Statements;
(6)	any contingent obligation related to the guarantees described in Note 13 of Notes to Consolidated Financial Statements;
(7)	commitments related to the business acquisitions and joint venture investment as described in Note 7 of Notes to Consolidated Financial Statements;
(8)

Lazard Funding’s January, 2008 purchase from Sapphire Industrial Corp. (“Sapphire”) of 5 million units at a price of $10.00 per unit ($50 million) and 12.5 million warrants at a price of $1.00 per warrant ($12.5 million) in connection with Sapphire’s initial public offering (the “Sapphire IPO”). In addition, the table above excludes (i) the Company’s contingent commitment to purchase up to an additional $37.5 million of Sapphire common shares subsequent to the Sapphire IPO and (ii) LFCM Holdings’ right to purchase from Lazard Funding, at its cost of $10.00 per unit, up to 2 million Sapphire units (up to $20 million). See Note 13 of Notes to Consolidated Financial Statements for additional information relating to Sapphire and the Sapphire IPO; and

(9)	a February, 2008 purchase agreement with a member of LAZ-MD Holdings to purchase 500,000 shares of Lazard Ltd Class A common stock for approximately $18.9 million, which will settle on May 12, 2008. See Note 14 of Notes to Consolidated Financial Statements.

In addition the table above does not include any recognition of the May, 2008 settlement of the purchase contracts component of the ESUs which require the holders to purchase an aggregate of $437.5 million of the Lazard Ltd Class A common stock for cash or exchange of outstanding debt, depending on the success of the remarketing of such debt—see (a) above. This obligation is collateralized by the entire $437.5 million principal amount of Lazard Group notes outstanding. See Notes 2 and 12 of Notes to Consolidated Financial Statements. Also, the table above does not include any possible payments for uncertain tax positions, as we are unable to estimate the timing of any such payments. The amount of unrecognized tax benefits at December 31, 2007 is $23,368, excluding interest and penalties of $5,195. See Note 16 of Notes to Consolidated Financial Statements.

Effect of Inflation

We do not believe inflation will significantly affect our compensation costs as they are substantially variable in nature. However, the rate of inflation may affect Lazard expenses such as information technology and occupancy costs. To the extent inflation results in rising interest rates and has other effects upon the securities markets, it may adversely affect our financial position and results of operations by reducing AUM, net revenue or otherwise. See “Risk Factors—Risks Related to Our Business—Difficult market conditions can adversely affect our business in many ways, including by reducing the volume of transactions involving our Financial Advisory business and reducing the value or performance of the assets we manage in our Asset Management business, which, in each case, could materially reduce our revenue or income and adversely affect our financial position.”

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

The Company also earns performance-based incentive fees on various investment products, including alternative investment funds such as hedge funds, private equity funds and traditional products. Incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks. Incentive fees on private equity funds also may be earned in the form of a carried interest if profits from investments exceed a specified threshold. These incentive fees are paid at the end of the measurement period. Incentive fees on hedge funds generally are subject to loss carry-forward provisions in which losses incurred by the funds in any year are applied against certain future period net appreciation before any incentive fees can be earned.

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

Income Taxes

As part of the process of preparing its consolidated financial statements, Lazard is required to estimate its income taxes in each of the jurisdictions in which it operates. This process requires Lazard to estimate its actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense, unrealized gains on investments and depreciation. These temporary differences result in deferred tax assets and liabilities, which are included within Lazard’s consolidated statements of financial condition. In addition, as a result of the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) on January 1, 2007 discussed below, a higher standard must be met before tax benefits can be recognized in the Company’s consolidated financial statements beginning in 2007.

Significant management judgment is required in determining Lazard’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. At December 31, 2007, the Company recorded deferred tax assets of approximately $159 million, with such amount partially offset by a valuation allowance of approximately $125 million due to the uncertainty of realizing the benefits of the book versus tax basis differences and certain net operating loss carry-forwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, valuation allowances are established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by the Company in making this assessment. If actual results differ from these estimates or Lazard adjusts these estimates in future periods, Lazard may need to adjust its valuation allowance, which could materially impact Lazard’s consolidated financial position and results of operations.

On January 1, 2007, the Company adopted FIN No. 48 which clarifies the more likely than not criteria included in FASB Statement No. 109, “Accounting for Income Taxes,” that must be met prior to recognition of the financial statement benefit of a tax position taken or expected to be taken in a tax return. FIN No. 48 also requires the recognition of a liability for differences between tax positions taken in a tax return and amounts recognized in the financial statements. Management applies the more likely than not criteria included in FIN No. 48 when estimating its income taxes in each of the jurisdictions in which it operates. See Note 16 of Notes to Consolidated Financial Statements herein regarding the adoption of FIN No. 48.

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

Valuation of Investments

Investments consist principally of debt securities, equities, investments in alternative asset management funds and other private equity investments. These investments are carried at fair value on the consolidated statements of financial condition, with any increases or decreases in fair value reflected in earnings, to the extent held by our broker-dealer subsidiaries or designated as “trading” securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), within our non broker-dealer subsidiaries, and in “accumulated other comprehensive income”, to the extent designated as “available-for-sale” securities under SFAS No. 115 until such time they are realized and reclassified to earnings. Gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income or “accumulated other comprehensive income”.

Equities principally represent the Company’s investments in marketable equity securities either held directly or indirectly through asset management funds. Equities are either designated as “trading” securities under SFAS No. 115 or accounted for pursuant to broker-dealer accounting guidelines depending upon the entity in which such equities are held.

Interests in LAM alternative asset management funds principally represent general partnership interests in LAM-managed hedge funds. The fair value of such interests reflects the pro rata value of the ownership of the underlying securities in the funds, the fair market value of which is determined through quoted market values of the underlying securities as provided by external pricing sources.

Minority interests in LAM alternative asset management funds represent general partnership interests held directly by certain of our LAM managing directors or employees of the Company but controlled and consolidated by Lazard. The associated minority interest amounting to approximately $51 million and $47 million at December 31, 2007 and 2006, respectively, is included in minority interest on the consolidated statements of financial condition (see Note 6 of Notes to Consolidated Financial Statements).

Private equity investments, which represent approximately 2.0% and 1.1% of total assets at December 31, 2007 and 2006, respectively, are primarily comprised of investments in private equity funds and direct private equity interests that are valued, in the absence of observable market prices, initially at cost, which is subsequently adjusted for additional capital raising transactions such as the issuance of new member interests or through a sale of existing equity to a third party or other events that are indicative of fair value. In the absence of third party transactions, the carrying value of such investments may be adjusted if it is determined that the expected realizable value of the investment differs from the carrying value. In reaching that determination, consideration is given to many factors including, but not limited to, the operating cash flows and financial performance of the investee, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features, liquidation preferences or restrictions. With respect to the majority of private equity investments, we rely on the third party fund managers for estimates of such fair values.

See Note 5 of Notes to Consolidated Financial Statements for additional information regarding investments.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill has an indefinite life and is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, Lazard makes estimates and assumptions in order to determine the fair value of its assets and liabilities and to project future earnings using various valuation techniques. Lazard uses its best judgment and information available to it at the time to perform this review. Because Lazard’s assumptions and estimates are used in projecting future earnings as part of the valuation, actual results could differ. See Notes 3 and 10 of Notes to Consolidated Financial Statements.

Consolidation of VIEs

The consolidated financial statements include the accounts of Lazard Group and all other entities in which it has a controlling interest. Lazard determines whether it has a controlling interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under U.S. GAAP.

•

Voting Interest Entities.      Voting interest entities are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance itself independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. Lazard is required to consolidate a voting interest entity that it maintains an ownership interest in if it holds a majority of the voting interest in such entity.

•

Variable Interest Entities.     VIEs are entities that lack one or more of the characteristics of a voting interest entity. If Lazard has a variable interest, or a combination of variable interests, in a VIE and it will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both, it is required to consolidate such entity.

Lazard is involved with various entities in the normal course of business that are VIEs and holds variable interests in such VIEs. Transactions associated with these entities primarily include investment management, real estate and private equity investments. Those VIEs for which Lazard was determined to be the primary beneficiary were consolidated in accordance with FIN 46R. Those VIEs included company sponsored venture capital investment vehicles established in connection with Lazard’s compensation plans. In connection with the separation, Lazard Group transferred its general partnership interests in those VIEs to a subsidiary of LFCM Holdings. Lazard Group has determined that it is no longer the primary beneficiary with respect to those VIEs and, as a result, the Company no longer consolidates such VIEs.

Risk Management

The Company encounters risk in the normal course of business and therefore we have designed risk management processes to help manage such risks considering both the nature of our business and our operating model. The Company is subject to varying degrees of credit, market, operational and liquidity risks (see “—Liquidity and Capital Resources”) and monitors these risks at both an entity and on a consolidated basis. Management within each of Lazard’s operating locations are principally responsible for managing the risks within its respective businesses on a day-to day basis.

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

At December 31, 2007, $963 million, or 88%, of the approximate $1.1 billion of investments, at fair value, represented investments in debt securities held by LFB and Corporate investments in equity securities that are either held directly or indirectly through asset management funds, non-publicly traded funds or through general partnership interests in LAM-managed funds, and are therefore subject to market risks. These investments are monitored daily by management.

Included in the amount above was $585 million of debt securities (representing approximately 61% of investments subject to market risk), substantially all of which were in LFB’s portfolio, consisting primarily of corporate bonds (84% of which carried investment grade ratings at December 31, 2007), and secondarily, non-U.S. government securities. These securities are typically held long-term, as part of LFB’s asset-liability management program.

The remaining 12% of the investments at December 31, 2007, at fair value, represent (i) private equity and equity method investments that are generally not subject to short-term market fluctuations, and (ii) general partnership interests in LAM alternative asset management funds held directly by certain of our managing directors and employees but which are controlled and consolidated by the Company, and therefore the associated risk remains with the minority interest holders.

At December 31, 2006, $594 million, or 88%, of the $678 million of investments, at fair value, represented investments in debt securities held by LFB and Corporate investments in equity securities that were subject to market risks. Included in this amount was $556 million of debt securities (representing approximately 94% of investments subject to market risk), substantially all of which were in LFB’s portfolio, consisting primarily of corporate bonds (88% of which held investment grade ratings at December 31, 2006), and secondarily, non-U.S. government securities.

The remaining 12% of the investments at December 31, 2006, at fair value, represent (i) private equity and equity method investments that are generally not subject to short-term market fluctuations and (ii) general partnership interests in LAM alternative asset management funds held directly by certain of our managing directors and employees but which are controlled and consolidated by the Company, and therefore the associated risk remains with the minority interest holders.

At December 31, 2007 and 2006, derivative contracts related primarily to interest rate swaps and exchange rate contracts and are recorded at fair value. Derivative assets amounted to $10 million and $7 million at December 31, 2007 and 2006, respectively, with derivative liabilities amounting to $4 million and $2 million, at such respective dates.

The primary market risks associated with LFB’s securities portfolio, foreign exchange hedging and lending activities are sensitivity to changes in the general level of credit spreads and interest rate and foreign currency risk. The risk management strategies that we employ use various risk sensitivity metrics to measure such risks and to examine behavior under significant adverse market conditions. The following sensitivity metrics provide the resultant effects on Lazard’s operating income as of December 31, 2007:

•	LFB’s credit spread risk, as measured by a 100+/– basis point change in credit spreads totaled $(24) million and $26 million, respectively.

•	LFB’s interest rate risk as measured by a 100 +/– basis point change in interest rates totaled $350 thousand and $(440) thousand, respectively.

•	Foreign currency risk associated with LFB’s open positions, in the aggregate, as measured by a 200 +/–basis point change against the U.S. dollar, totaled approximately $8 thousand.

LFB fully secures its collateralized financing transactions with debt securities.

Risks Related to Receivables

We maintain an allowance for bad debts to provide coverage for probable losses from our fee and customer receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where, in our judgment, the receivables are impaired. At December 31, 2007 total receivables amounted to $1.1 billion, net of an allowance for bad debts of $13 million. As of that date, inter-bank lending, financial advisory and asset management fee, customer and related party receivables comprised 45%, 47%, 5% and 3% of total receivables, respectively. At December 31, 2006 total receivables amounted to $1.2 billion, net of an allowance for bad debts of $11 million. As of that date, inter-bank lending, financial advisory and asset management fee, customer and related party receivables comprised 58%, 34%, 6% and 2% of total receivables, respectively. The M&A and asset management fee receivables collection periods generally are within 60 days of invoice. However, as discussed previously, the collection period for restructuring transactions may extend beyond 60 days, and fee receivables from our private fund advisory activities are generally collected over a four year period. The Company recorded bad debt expense of approximately $1 million and $4 million in the years ended December 31, 2007 and 2006, respectively.

Credit Concentration

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At December 31, 2007 LFB had no exposure to an individual counterparty that exceeded $41 million, in the aggregate, excluding inter-bank counterparties.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s liabilities has fixed interest rates or maximum interest rates, while its cash and short-term investments generally have floating interest rates. Based on account balances as of December 31, 2007, Lazard estimates that operating income relating to cash and short-term investments and corporate indebtedness would change by approximately $11 million, on an annual basis, in the event interest rates were to increase or decrease by 1%.

Operational Risks

Operational risk is inherent in all our business and may, for example, manifest itself in the form of errors, breaches in the system of internal controls, business interruptions, fraud or legal actions due to operating deficiencies or noncompliance. The Company maintains a framework including policies and a system of internal controls designed to monitor and manage operational risk and provide management with timely and accurate information. Management within each of the operating companies is primarily responsible for its operational risk programs. The Company has in place a business continuity and disaster recovery programs that manage its capabilities to provide services in the case of a disruption. We purchase insurance programs designed to protect the Company against accidental loss and losses, which may significantly affect our financial objectives, personnel, property, or our ability to continue to meet our responsibilities to our various stakeholder groups.

Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require the use of fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company believes the adoption of SFAS No. 157 will not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits an entity to elect to measure various financial instruments and certain other items at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement requires that a business entity report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007 and will not be applied retrospectively to fiscal years beginning prior to the effective date. We continue to evaluate the provisions of SFAS No. 159 and have not yet determined if we will make any elections for fair value reporting of eligible items under such standard.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141 (R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and supersedes or amends other authoritative literature although it retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141 (R) also requires the acquirer to expense costs related to any acquisitions that close after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, it also changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to both the parent and the noncontrolling interest with separate disclosure of each component on the face of the consolidated income statement. It does not, however, impact the calculation of earnings per share as such calculation will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied except that the presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company has not yet determined the impact that SFAS No. 160 will have on its consolidated financial statements.

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

Item 8.	Financial Statements and Supplementary Data

*	These consolidated financial statements reflect the results of operations and financial position of Lazard Group LLC, formerly known as Lazard LLC and referred to herein as “Lazard Group,” “Lazard” and “the Company” for all periods presented. The results of operations and financial condition for certain businesses that Lazard Group no longer owns are reported as discontinued operations. The consolidated financial statements do not reflect what the results of operations of Lazard Group would have been had it been a stand-alone, public company for the period presented prior to the equity public offering. In addition, the results of operations for the period prior to May 10, 2005 are not comparable to results of operations for subsequent periods. Specifically, prior to May 10, 2005, the results of operations of Lazard Group do not give effect to the following matters:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control- Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited the Company’s internal control over financial reporting as of December 31, 2007, as stated in their report which appears under “Reports of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Lazard Group LLC:

We have audited the internal control over financial reporting of Lazard Group LLC and subsidiaries (the “Company”) as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report On Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/    Deloitte & Touche LLP

New York, New York

February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Lazard Group LLC:

We have audited the accompanying consolidated statements of financial condition of Lazard Group LLC and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows, and changes in members’ equity (deficiency), for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lazard Group LLC and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

New York, New York

February 27, 2008

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2007 and 2006

(dollars in thousands)

	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$1,000,573	$955,116
Cash segregated for regulatory purposes or deposited with clearing organizations	24,585	16,023

Receivables—net:
Banks	495,821	721,002
Fees	520,883	417,519
Customers	50,187	77,832
Related parties	30,378	18,560

	1,097,269	1,234,913
Investments—at fair value:
Debt	585,433	556,150
Equities	333,796	27,493
Other	169,612	94,749

	1,088,841	678,392

Property (net of accumulated amortization and depreciation of $208,153 and $181,812 at December 31, 2007 and 2006, respectively)	185,509	168,310
Goodwill and other intangible assets	187,909	16,945
Other assets	179,256	117,508

Total assets	$3,763,942	$3,187,207

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

DECEMBER 31, 2007 and 2006

(dollars in thousands)

	December 31,
	2007	2006
LIABILITIES, MINORITY INTEREST AND MEMBERS’ DEFICIENCY
Liabilities:
Deposits and other customer payables	$858,733	$1,195,014
Accrued compensation and benefits	498,058	437,738
Senior debt	1,587,500	1,083,500
Capital lease obligations	27,122	25,445
Related party payables	54,805	3,513
Other liabilities	562,276	431,868
Subordinated debt	150,000	200,000

Total liabilities	3,738,494	3,377,078
Commitments and contingencies
Minority interest	51,755	54,617

MEMBERS’ DEFICIENCY
Members’ deficiency (net of 1,712,846 and 115,000 shares of Lazard Ltd Class A common stock, at cost of $69,296 and $4,179 at December 31, 2007 and 2006, respectively)	(81,980)	(277,751)
Accumulated other comprehensive income, net of tax	55,673	33,263

Total members’ deficiency	(26,307)	(244,488)

Total liabilities, minority interest and members’ deficiency	$3,763,942	$3,187,207

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
REVENUE
Investment banking and other advisory fees	$1,196,648	$ 946,107	$ 846,390
Money management fees	663,316	510,558	435,015
Interest income	88,530	44,783	34,597
Other	104,928	96,069	63,784

Total revenue	2,053,422	1,597,517	1,379,786
Interest expense	136,529	104,348	78,375

Net revenue	1,916,893	1,493,169	1,301,411

OPERATING EXPENSES
Compensation and benefits	1,123,058	891,411	698,683	(*)
Occupancy and equipment	91,095	74,017	74,096
Marketing and business development	74,507	58,896	59,936
Technology and information services	59,408	49,158	49,251
Professional services	47,208	44,831	28,756
Fund administration and outsourced services	22,045	15,221	9,825
Amortization of intangible assets related to acquisitions	21,523	—	—
Other	41,985	25,959	35,188

Total operating expenses	1,480,829	1,159,493	955,735

OPERATING INCOME FROM CONTINUING OPERATIONS	436,064	333,676	345,676	(*)

Provision for income taxes	88,786	64,559	54,173	(*)

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST IN NET INCOME	347,278	269,117	291,503	(*)
Minority interest in net income	5,144	5,124	18,703

INCOME FROM CONTINUING OPERATIONS	342,134	263,993	272,800	(*)
LOSS FROM DISCONTINUED OPERATIONS (net of income tax provision of $3,330)	—	—	(17,576	)(*)

NET INCOME	$ 342,134	$ 263,993	$ 255,224	(*)

(*)	Excludes, as applicable, with respect to the period prior to May 10, 2005 (a) payments for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense.

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$342,134	$263,993	$255,224
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash charges (credits) included in net income:
Depreciation and amortization of property	16,734	14,282	15,348
Amortization of deferred expenses, stock units and interest rate hedge	110,174	25,769	2,642
Amortization of intangible assets related to acquisitions	21,523	—	—
Deferred tax benefit	(6,999)	(4,290)	(7,558)
Minority interest in net income	5,144	5,124	18,703
Gain on termination of strategic alliance in Italy	—	(13,695)	—
(Increase) decrease in operating assets:
Cash segregated for regulatory purposes or deposited with clearing organizations	(6,309)	6,667	(10,433)
Receivables—net	229,431	(387,322)	(109,234)
Investments—at fair value	(262,080)	(265,419)	258,520
Other assets	(37,986)	(24,100)	4,980
Assets of discontinued operations	—	—	1,485,363
Increase (decrease) in operating liabilities:
Deposits and other payables	(443,858)	547,495	44,232
Accrued compensation and benefits and other liabilities	112,492	73,316	165,710
Liabilities of discontinued operations	—	—	(1,223,257)

Net cash provided by operating activities	80,400	241,820	900,240

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired of $19,002	(135,060)	—	—
Additions to property	(16,441)	(10,163)	(7,815)
Disposals of property	1,915	1,971	11,694
Purchases of available-for-sale securities	(73,235)	—	—

Net cash provided by (used in) investing activities	(222,821)	(8,192)	3,879

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of:
Common membership interests relating to Lazard Ltd’s Primary Offering and Equity Public Offering in December, 2006 and May, 2005, respectively	—	349,137	871,656
Equity security units, net of expenses	—	—	421,559
Senior debt, net of expenses	593,485	—	544,724
Net short-term borrowings	4,429	—	17,085
Indemnity from LFCM Holdings relating to U.K. pension	—	—	53,600
Other financing activities	140	880	—
Payments for:
Senior debt	(96,000)	—	(57,650)
Subordinated debt	(50,000)	—	—
Capital lease obligations	(1,423)	(1,115)	(21,902)
Distributions and withdrawals to members for the period January 1 to May 9, 2005	—	—	(419,115)
Distributions to minority interests	(18,750)	(19,507)	(52,115)
Distribution of separated business	—	—	(243,178)
Distribution to LAZ-MD holdings and LFCM Holdings	—	—	(150,000)
Distributions to members for the periods subsequent to May 9, 2005	(148,272)	(79,090)	(32,310)
Repurchase of common membership interest from LAZ-MD Holdings	(21,840)	—	(4,507)
Redemption of historical partners interests (including mandatorily redeemable preferred stock of $100,000)	—	—	(1,617,032)
Repurchase of Lazard Ltd Class A common stock	(68,052)	(4,179)	—
Net repayments of short-term borrowings	—	(31,025)	—
Settlement of interest rate hedge	—	—	(11,003)
Purchase of contracts relating to equity security units	—	—	(6,013)
Other financing activities	(21)	(1,497)	—

Net cash provided by (used in) financing activities	193,696	213,604	(706,201)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,818)	17,438	(13,225)

NET INCREASE IN CASH AND CASH EQUIVALENTS	45,457	464,670	184,693
CASH AND CASH EQUIVALENTS—January 1	955,116	490,446	305,753

CASH AND CASH EQUIVALENTS—December 31	$1,000,573	$955,116	$490,446

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Supplemental financing non-cash transaction:
Issuance of senior promissory note for the acquisition of equity interest in Italy	$—	$96,000	$—

Cash paid during the year for:
Interest	$138,559	$93,462	$81,970

Income taxes	$72,741	$74,665	$24,496

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(dollars in thousands)

	Members’ Equity (Deficiency)	Accumulated Other Comprehensive Income, Net of Tax	Total Members’ Equity (Deficiency)
Balance—January 1, 2005	$366,740	$18,058	$384,798

Comprehensive income (loss):
Net income	255,224		255,224
Other comprehensive income (loss)—net of tax:
Currency translation adjustments		(46,552)	(46,552)
Interest rate hedge, net of amortization		(10,297)	(10,297)
Minimum pension liability adjustments		4,449	4,449

Comprehensive income			202,824

Distribution of net assets of separated businesses	(243,178)		(243,178)
Indemnity from LFCM Holdings relating to U.K. pension	53,600		53,600
Net proceeds from sale of common membership interests relating to Lazard Ltd’s equity public offering in May, 2005, including $32,921 issued in cashless exchange	871,656		871,656
Distributions and withdrawals to members for the period through May 9, 2005	(419,115)		(419,115)
Distributions to members for the period subsequent to May 9, 2005	(32,310)		(32,310)
Redemption of historical partner interests	(1,517,032)		(1,517,032)
Costs related to issuance of purchase contracts associated with equity security units	(12,086)		(12,086)
Purchase contracts associated with equity security units	(6,013)		(6,013)
Repurchase of common membership interest from LAZ-MD Holdings	(4,507)		(4,507)
Amortization of stock units	1,024		1,024
Distribution to LAZ-MD Holdings and LFCM Holdings	(150,000)		(150,000)

Balance—December 31, 2005(*)	(835,997)	(34,342)	(870,339)

Comprehensive income:
Net income	263,993		263,993
Other comprehensive income—net of tax:
Currency translation adjustments		51,068	51,068
Amortization of interest rate hedge		1,100	1,100
Minimum pension liability adjustments		13,683	13,683

Comprehensive income			329,844

Adoption of FASB Statement No. 158		1,754	1,754
Distributions to members	(79,090)		(79,090)
Purchase of 115,000 shares of Lazard Ltd Class A common stock	(4,179)		(4,179)
Amortization of stock units	22,995		22,995
Net proceeds from sale of common membership interests relating to Lazard Ltd’s Primary Offering in December, 2006	349,137		349,137
Other capital transactions	5,390		5,390

Balance—December 31, 2006(*)	$(277,751)	$33,263	$(244,488)

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005—(Continued)

(dollars in thousands)

	Members’ Equity (Deficiency)	Accumulated Other Comprehensive Income, Net of Tax	Total Members’ Equity (Deficiency)
Balance, as above—December 31, 2006	$(277,751)	$33,263	$(244,488)
Adjustment for the cumulative effect on prior years from the adoption of FIN No. 48	(14,721)		(14,721)

Balance, as adjusted—January 1, 2007	(292,472)	33,263	(259,209)

Comprehensive income:
Net income	342,134		342,134
Other comprehensive income (loss)—net of tax:
Currency translation adjustments		25,839	25,839
Amortization of interest rate hedge		1,100	1,100
Net unrealized loss on available-for-sale securities		(670)	(670)
Employee benefit plans:
Net actuarial (loss)		(3,440)	(3,440)
Adjustment for items reclassified to earnings		(419)	(419)

Comprehensive income			364,544

Repurchase of common membership interest from LAZ-MD Holdings	(21,840)		(21,840)
Amortization of stock units	104,765		104,765
Distributions to members	(148,272)		(148,272)
Purchase of Lazard Ltd’s Class A common stock	(68,052)		(68,052)
Delivery of Lazard Ltd Class A common stock for settlement of vested RSUs	(21)		(21)
Other capital transactions	1,778		1,778

Balance—December 31, 2007(*)	$(81,980)	$55,673	$(26,307)

(*)	Includes 99,618,749, 107,652,516 and 107,068,617 common membership interests at December 31, 2005, 2006 and 2007, respectively. Also includes profit participation interests and two managing member interests at each such date.

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

Lazard Ltd is a Bermuda holding company that was incorporated in October 2004. Pursuant to a Registration Statement on Form S-1 declared effective by the SEC on May 4, 2005 (the “Registration Statement”) for the initial public offering of shares of Lazard Ltd’s Class A common stock, par value $0.01 per share (“Class A common stock”), Lazard Ltd issued on May 10, 2005, at $25 per share, 34,183,162 shares of its Class A common stock in a registered initial public offering (the “equity public offering”). In addition, on May 10, 2005, pursuant to the Natixis Placements (see Note 2 of Notes to Consolidated Financial Statements) and the cashless exchange of certain of our chief executive officer’s interests in Lazard Group with Lazard Ltd, Lazard Ltd issued 2,000,000 shares of its Class A common stock and 1,316,838 shares of its Class A common stock, respectively. These issuances, together with the 34,183,162 shares of Class A common stock issued pursuant to the equity public offering, resulted in Lazard Ltd having 37,500,000 shares of its Class A common stock outstanding at the time of the equity public offering. Lazard Ltd, through a number of newly-formed, wholly-owned subsidiaries, contributed the net proceeds from the equity public offering, along with the net proceeds it received from the financing transactions (as described in Note 2 of Notes to Consolidated Financial Statements), to Lazard Group in exchange for 37,500,000 Lazard Group common membership interests, representing ownership of 37.5% of Lazard Group’s total common membership interests as of May 10, 2005, and, after giving effect to (i) the repurchase and forfeiture of a portion of the Lazard Group common membership interests held by LAZ-MD Holdings LLC (“LAZ-MD Holdings”), as well as (ii) certain other share issuances by Lazard Ltd subsequent to December 31, 2005 (principally related to the primary and secondary offerings of Class A common stock as described in Note 2 of Notes to Consolidated Financial Statements), it held approximately 48.3%, 47.9% and 37.6% of all outstanding Lazard Group common membership interests as of December 31, 2007, 2006 and 2005, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

LAZ-MD Holdings held approximately 51.7%, 52.1% and 62.4% of the common membership interests in Lazard Group as of December 31, 2007, 2006 and 2005, respectively. Additionally, LAZ-MD Holdings was the sole owner of the one issued and outstanding share of Class B common stock (the “Class B common stock”) of Lazard Ltd as of December 31, 2007, 2006 and 2005. As of December 31, 2007, 2006 and 2005, the Class B common stock provides LAZ-MD Holdings with approximately 51.7%, 52.1% and 62.4%, respectively, of the voting power but no economic rights in Lazard Ltd. Subject to certain limitations, LAZ-MD Holdings exchangeable interests are exchangeable for Class A common stock.

Lazard Group’s principal operating activities are included in two business segments:

•	Financial Advisory, which includes providing advice on mergers and acquisitions, restructurings, capital raising and similar transactions, and

•	Asset Management, which includes the management of equity and fixed income securities, alternative investment and private equity funds.

In addition, Lazard Group records selected other activities in its Corporate segment, including management of cash, strategic investment activities and the activities of Lazard Group’s Paris-based Lazard Frères Banque SA

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

(“LFB”). LFB is a registered bank regulated by the Banque de France and its primary operations include asset and liability management for Lazard Group’s Paris House through its money market desk and commercial banking operations, deposit taking and, to a lesser extent, financing activities and custodial oversight over assets of various clients. LFB also operates many support functions relating to our business in Paris. Lazard Group also allocates outstanding indebtedness to Corporate.

Prior to May 10, 2005, Lazard Group also had a business segment called Capital Markets and Other, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services and fund management activities outside of France as well as other specified non-operating assets and liabilities. This business segment’s assets and liabilities (referred to below as the “separated businesses”) were separated from Lazard Group on May 10, 2005, and the operating results of this former segment are reflected as discontinued operations for the period prior to May 10, 2005. We refer to the transfer of the separated business as the “separation.”

The consolidated financial statements include Lazard Group and Lazard Group’s principal operating subsidiaries: Lazard Frères & Co. LLC (“LFNY”), a New York limited liability company, along with its subsidiaries, including Lazard Asset Management LLC and its subsidiaries (collectively referred to as “LAM”); Compagnie Financière Lazard Frères SAS (“CFLF”) (formerly Lazard Frères SAS) and Maison Lazard SAS, French limited liability companies, along with their respective subsidiaries, including LFB and Lazard Freres Gestion SAS (“LFG”); and Lazard & Co., Limited (“LCL”), through Lazard & Co., Holdings Limited, an English private limited company (“LCH”); together with their jointly-owned affiliates and subsidiaries.

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

The accompanying consolidated financial statements do not reflect what the results of operations of the Company would have been had it been a stand-alone, public company for the period January 1, 2005 until the equity public offering on May 10, 2005. In addition, the results of operations prior to the equity public offering on May 10, 2005 are not comparable to results of operations for subsequent periods as described below.

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

•

Prior to May 10, 2005, payments for services rendered by managing directors of LAM (and employee members of LAM) had been accounted for as minority interest in net income and since that date such payments have been included within “compensation and benefits expense”. See Note 4 of Notes to Consolidated Financial Statements.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

•	The use of proceeds from the financing transactions.

•	The net incremental interest expense related to the financing transactions.

In accordance with U.S. GAAP, the results of operations of the separated businesses have been segregated and are reported as discontinued operations in the consolidated statement of income for the year ended December 31, 2005. See Note 20 of Notes to Consolidated Financial Statements for additional information relating to discontinued operations.

2.	THE SEPARATION AND RECAPITALIZATION TRANSACTIONS IN MAY, 2005, AND PRIMARY AND SECONDARY OFFERINGS IN DECEMBER, 2006

On May 10, 2005, Lazard completed the separation and recapitalization transactions, including the financing transactions, pursuant to the master separation agreement, dated as of May 10, 2005, by and among Lazard Group, Lazard Ltd, LAZ-MD Holdings and LFCM Holdings LLC (“LFCM Holdings”) (the “master separation agreement”).

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

In the separation, Lazard Group retained all of the Company’s Financial Advisory and Asset Management businesses. In addition, under the business alliance agreement, dated as of May 10, 2005, between Lazard Group and LFCM Holdings (the “business alliance agreement”), Lazard Group was granted the option to acquire the North American and European fund management activities of LFCM Holdings (see Note 9 of Notes to Consolidated Financial Statements).

The Recapitalization

On the same day as the separation, LAZ-MD Holdings and Lazard Group effected a recapitalization of their companies. The recapitalization had three principal parts—the financing transactions, the redemption of the historical partners’ interests and mandatorily redeemable preferred interests of Lazard Group and the issuance of LAZ-MD Holdings exchangeable interests to working members. “Historical partners” refers to certain former members of Lazard Group that existed prior to the recapitalization, which consisted of Eurazeo S.A., descendants and relatives of Lazard Group’s founders, several historical partners of Lazard Group’s predecessor entities, several current and former managing directors and the other members of these classes. “Working members” refers to members of Lazard Group that existed prior to the recapitalization, which consisted of current and former managing directors of Lazard Group and the separated businesses.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The Financing Transactions

On May 10, 2005, the Lazard Group and Lazard Ltd completed the financing transactions, which consisted of:

•	the equity public offering,

•	the initial offering (the “ESU offering”) of equity security units (the “ESUs”) in an aggregate principal amount of $287,500,

•	the private offering of Lazard Group 7.125% senior notes in an aggregate principal amount of $550,000, and

•

the private placement of securities to IXIS—Corporate & Investment Bank (“IXIS” or, following its merger with and into its parent, “Natixis”), consisting of $150,000 principal amount of ESUs and $50,000 in shares of Class A common stock.

The Company used the net proceeds from the financing transactions primarily to:

•

redeem Lazard Group membership interests, including Lazard Group’s mandatorily redeemable preferred stock, held by the historical partners for $1,617,032 (including the value of our chief executive officer’s historical interests ($32,921), which were exchanged for shares of Lazard Ltd Class A common stock in lieu of cash, and the exchange of certain of these membership interests for specific Lazard Group investments valued at $39,774),

•	capitalize LFCM Holdings and LAZ-MD Holdings in the amount of $67,000 and $83,000, respectively,

•	repay the 7.53% senior notes due 2011 in an aggregate principal amount of $50,000 as well as a related “make-whole” payment of $7,650, and

•	pay transaction fees and expenses.

The Redemption of the Historical Partners’ Interests and Mandatorily Redeemable Preferred Interests

As noted above, a primary purpose of the financing transactions was the redemption of the historical partners’ interests and mandatorily redeemable preferred interests of Lazard Group. As part of the recapitalization transactions, historical partner interests and preferred interests generally were redeemed for cash. Interest on manditorily redeemable preferred stock for the year ended December 31, 2005 of an $8,000 credit represents accrued dividends that were cancelled in connection with the redemption of membership interests of historical partners and is included in “interest expense” on the consolidated statement of income.

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Equity Public Offering—As described above, on May 10, 2005, Lazard Ltd consummated its equity public offering. The aggregate gross proceeds relating to the offering amounted to $854,579, and net proceeds to Lazard Ltd, after $65,844 of estimated expenses incurred by Lazard Ltd in connection with the issuance and distribution of the Lazard Ltd Class A common stock (including underwriting discounts and commissions, expenses paid to the underwriters and certain other expenses), was $788,735. Lazard Ltd contributed all the net proceeds from this offering to Lazard Group in exchange for a controlling interest in Lazard Group. In the year ended December 31, 2006, additional costs of $2,677 relating to the May, 2005 issuance of Class A common stock were incurred, representing amounts in excess of estimated costs associated with the equity public offering. Such amount was recorded as a reduction of members’ equity.

Other Financing Transactions—See Note 12 of Notes to Consolidated Financial Statements for a discussion regarding the ESU offering, the private offering of Lazard Group 7.125% Senior Notes and Lazard Group’s credit facility.

Natixis Placements—On May 10, 2005, Lazard Ltd also completed the Natixis placements. Natixis, which was a subsidiary of Caisse Nationale des Caisses d’Epargne (“CNCE”), purchased an aggregate of $200,000 of Lazard Ltd’s securities, $150,000 of which were ESUs (the “Natixis ESU placement”) and $50,000 of which were shares of Class A common stock. The terms of the ESUs issued in connection with the Natixis ESU placement are the same as the ESUs described in Note 12 of Notes to Consolidated Financial Statements. The price per security paid by Natixis was equal, in the case of shares of Class A common stock, to the price per share in the equity public offering and, in the case of ESUs, the price per unit in the ESU offering. Lazard Ltd contributed the net proceeds from the sale of Class A common stock to Lazard Group. Lazard Group Finance LLC, a Delaware limited liability company and then an affiliate of the Company (“Lazard Group Finance”), used the net proceeds from the Natixis ESU placement to purchase Lazard Group 6.12% senior notes with a principal amount of $150,000.

Primary and Secondary Offerings in December, 2006—On December 6, 2006, Lazard Ltd closed an underwritten public offering of additional shares of its Class A common stock. The offering was comprised of a primary offering (the “Primary Offering”) of 7,000,000 newly-issued shares by Lazard Ltd and a secondary offering (the “Secondary Offering”) of 6,000,000 shares offered to the public by certain current and former managing directors of Lazard and their permitted transferees (the “Selling Shareholders”). The 6,000,000 shares offered in the Secondary Offering were also newly-issued shares of Class A common stock as a result of the Selling Shareholders exchanging an equivalent amount of their membership interests in Lazard Group (received in exchange for their membership interests in LAZ-MD Holdings) for newly-issued shares of Class A common stock. In addition, on December 6, 2006, in connection with the Primary Offering and Secondary Offering, the underwriters exercised their over-allotment option to purchase an additional 1,050,400 newly-issued shares of Class A common stock at the same price per share.

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

Lazard Capital Markets LLC (“LCM”), a wholly-owned subsidiary of LFCM Holdings, was a member of the underwriting group for both the Primary and Secondary Offerings, and, in such capacity, earned revenue, net of estimated underwriting expenses, of $4,118. The business alliance agreement provides for Lazard Group to receive a referral fee equal to approximately half of the net revenue obtained by LCM in respect of any underwriting or distribution opportunity referred to it by Lazard Group. In that connection, as of December 31, 2006, Lazard Group’s consolidated statement of financial condition included a receivable from LFCM Holdings of $2,059, with the portion of such amount relating to the Primary Offering of $1,180 being recorded as an increase to its members’ equity in the fourth quarter of 2006 and the portion of such amount relating to the Secondary Offering of $879 being recorded in “revenue—other” in such period. See Note 17 of Notes to Consolidated Financial Statements for additional information regarding the business alliance agreement.

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

Net exchange gains (losses) incurred on foreign currency transactions amounted to $5,691 and $(3,822), respectively, for the years ended December 31, 2007 and 2006 and is included in “revenue—other” on the respective consolidated statements of income. Net exchange gains (losses) incurred on foreign currency transactions for the year ended December 31, 2005 was $5,137 and is included in both “revenue—other” with respect to continuing operations and “loss from discontinued operations” with respect to discontinued operations on the consolidated statement of income.

Use of Estimates—In preparing the consolidated financial statements, management makes estimates and assumptions regarding:

•	valuations of assets and liabilities requiring fair value estimates including, but not limited to:

•	investments; and

•	allowance for doubtful accounts;

•	the realization of deferred taxes and adequacy of tax reserves;

•	the outcome of litigation;

•	the carrying amount of goodwill and other intangible assets;

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

•	the amortization period of intangible assets;

•	share-based compensation plan forfeitures; and

•	other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the consolidated financial statements.

Cash and Cash Equivalents—The Company defines cash equivalents as short-term, highly liquid securities and cash deposits with original maturities of 90 days or less when purchased.

Cash Segregated for Regulatory Purposes or Deposited with Clearing Organizations—Represents restricted cash deposits made by the Company to satisfy the requirements of various non-U.S. regulatory authorities and clearing organizations in which LFB participates as a registered bank.

Receivables—net—Receivables, net is comprised of bank receivables, which represent those related to LFB’s short-term inter-bank lending with registered banks, fees and receivables from customers, including those related to LFB’s lending and collateralized financing activities, and related parties.

In connection with collateralized financing activities, the Company typically receives a pledge of specifically identified securities equal to or greater than the amount of the cash loaned. Collateralized financings, which amounted to $5,241 and $16,858 at December 31, 2007 and 2006, respectively, were secured by pledged collateral of equal value at each such date. Securities owned by customers and pledged to collateralize secured loans receivable are not reflected on the consolidated statements of financial condition.

Receivables are stated net of an estimated allowance for doubtful accounts of $13,290 and $11,316 at December 31, 2007 and 2006, respectively. The Company recorded bad debt expense of $540, $4,020 and $5,597 for the years ended December 31, 2007, 2006 and 2005, respectively, and recorded charge-offs, foreign currency translation and other adjustments, which resulted in a net increase (decrease) to the allowance for doubtful accounts, of $1,434, $(5,415) and $(9,330) for the years ended December 31, 2007, 2006 and 2005, respectively.

Customer receivables at December 31, 2007 and 2006 include $17,555 and $19,330, respectively, of loans granted by LFB to managing directors and employees that are made in the ordinary course of business at market terms.

Investments—at fair value—Investments in debt and marketable equity securities held either directly or indirectly through asset management funds at the Company’s broker-dealer subsidiaries are accounted for at fair value, with any increase or decrease in fair value recorded in earnings in accordance with standard industry practices. Such amounts are reflected in “revenue—other” in the consolidated statements of income.

Investments in debt and marketable equity securities held at the Company’s non broker-dealer subsidiaries include “trading” and “available-for-sale” securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Investments in debt and marketable equity securities considered “trading” securities are accounted for at fair value, with any increase or decrease in fair value reflected in “revenue—other” in the consolidated statements of income. Investments in debt securities considered “available-for-sale” securities are accounted for at fair value, with any increase or decrease in fair value reported in “accumulated other comprehensive income, net of tax”, as

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

presented in the Company’s consolidated statements of changes in members’ equity (deficiency), until such time they are realized and reclassified to earnings. Any declines in fair value of “available-for-sale” securities that are determined to be other than temporary would be charged to earnings.

Other investments, which principally include general partnership interests in alternative investment asset management funds and private equity investments, are accounted for at fair value.

Dividend income is reflected in “revenue—other” on the consolidated statements of income. Any related interest amounts, including accretion or amortization of any discount or premium arising at acquisition, are included in “interest income”. Securities transactions and the related revenue and expenses are recorded on a trade date basis.

See Note 5 of Notes to Consolidated Financial Statements for additional information regarding the Company’s investments.

Property-net—At December 31, 2007 and 2006 property-net consists of the following:

	Estimated Depreciable Life in Years	December 31,
		2007	2006
Buildings	33	$185,509	$166,648
Leasehold improvements	5-20	158,748	141,084
Furniture and equipment	3-10	49,405	42,390

Total		393,662	350,122
Less—Accumulated depreciation and amortization		(208,153)	(181,812)

Property, net		$185,509	$168,310

Buildings, leasehold improvements, and furniture and equipment are stated at cost, or in the case of buildings under capital leases, the present value of the future minimum lease payments, less accumulated depreciation and amortization. Buildings represent owned property and amounts recorded pursuant to capital leases (Note 13 of Notes to Consolidated Financial Statements), with the related obligations recorded as capital lease obligations. Such buildings are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are capitalized and are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Depreciation of furniture and equipment, including computer hardware and software, is determined on a straight-line basis using estimated useful lives. Depreciation and amortization expense aggregating $16,734 and $14,282, respectively, for the years ended December 31, 2007 and 2006 is included in “occupancy and equipment” and “technology and information services” on the respective consolidated statements of income. Depreciation and amortization expense for the year ended December 31, 2005 was $15,348 and is included in “occupancy and equipment” and “technology and information services” with respect to continuing operations and “loss from discontinued operations” with respect to discontinued operations on the consolidated statement of income. Repairs and maintenance are expensed as incurred.

Goodwill and Other Intangible Assets—In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill has an indefinite life and therefore is required to be tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. The Company assesses whether amounts recorded as goodwill are impaired at any of its applicable entities by comparing the fair value of each entity with its respective carrying amount. In this process, Lazard uses its best judgment and information available to it at the time to perform this review and utilizes various valuation techniques in order to determine the applicable fair values.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable as prescribed by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This analysis is performed by comparing the respective carrying value of the intangible asset being reviewed for impairment to the current and expected future cash flows expected to be generated from such asset on an undiscounted basis, including eventual disposition. An impairment loss would be measured for the amount by which the carrying amount of the long-lived asset exceeds its fair value.

See Note 10 of Notes to Consolidated Financial Statements with respect to goodwill and other intangible assets.

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

The Company enters into forward foreign currency exchange rate contracts, interest rate swaps, interest rate futures and other derivative contracts primarily to hedge exposures to fluctuations in interest rates and currency exchange rates. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value as of December 31, 2007 and 2006 and are included in “other assets” and “other liabilities” on the consolidated statements of financial condition. Except for derivatives hedging “available-for-sale” securities under SFAS No. 115, the Company elected to not apply hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”) to its other derivative instruments held as of December 31, 2007 and 2006 and, as such, the related gains and losses are included in “interest income” and “interest expense”, respectively, or “revenue—other”, depending on the nature of the underlying item, on the consolidated statements of income.

The table below presents the fair values of the Company’s derivative instruments as of December 31, 2007 and 2006:

	December 31,
	2007	2006
Assets
Interest rate contracts	$5,681	$2,750
Exchange rate contracts	4,126	4,493
Other contracts	33	—

Total derivative assets	$9,840	$7,243

Liabilities
Interest rate contracts	$930	$922
Exchange rate contracts	3,522	706
Other contracts	36	—

Total derivative liabilities	$4,488	$1,628

Deposits and Other Customer Payables—Deposits and other customer payables principally relate to LFB customer-related interest-bearing time and demand deposits, short-term inter-bank borrowing with registered banks and amounts due on collateralized financings.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Collateralized financings amounted to $29,443 and $19,229 at December 31, 2007 and 2006, respectively, and were fully collateralized with pledged assets of equal value at each such date.

Revenue Recognition

Investment Banking and Other Advisory Fees—Fees for mergers and acquisitions advisory services and financial restructuring advisory services are recorded when earned, which is generally the date the related transactions are consummated. Transaction related expenses, which are directly related to such transactions and billable to clients, are deferred to match revenue recognition. Client reimbursements of expenses are presented net in “investment banking and other advisory fees” on the Company’s consolidated statements of income. The amounts of expenses reimbursed by clients for the years ended December 31, 2007, 2006 and 2005 are $19,267, $16,534 and $12,360, respectively.

Money Management and Incentive Fees—Money management fees are derived from fees for investment management and advisory services provided to institutional and private clients. Revenue is recorded on an accrual basis primarily based on a percentage of client assets managed. Fees vary with the type of assets managed, with higher fees earned on equity assets, alternative investment (such as hedge funds) and private equity products, and lower fees earned on fixed income and money market products.

The Company may earn performance-based incentive fees on various investment products, including alternative investment funds such as hedge funds, private equity funds, and traditional products. Incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks. Incentive fees on private equity funds also may be earned in the form of a carried interest if profits from investments exceed a specified threshold. These incentive fees are paid at the end of the measurement period. Incentive fees on hedge funds generally are subject to loss carry-forward provisions in which losses incurred by the funds in any year are applied against certain future period net appreciation before any incentive fees can be earned.

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

Soft Dollar Arrangements—The Company’s Asset Management business obtains research and other services through “soft dollar” arrangements. Consistent with the “soft dollar” safe harbor established by Section 28(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Asset Management business does not have any contractual obligation or arrangement requiring it to pay for research and other services obtained through soft dollar arrangements with brokers. Instead, the provider is obligated to pay for the services. Consequently, the Company does not incur any liability and does not accrue any expenses in connection with any research or other services obtained by the Asset Management business pursuant to such soft dollar arrangements. If the use of soft dollars is limited or prohibited in the future by regulation, we may have to bear the costs of such research and other services.

Share-Based Payments—Pursuant to the Company’s 2005 Equity Incentive Plan (the “Equity Incentive Plan”) (described in more detail in Note 14 of Notes to Consolidated Financial Statements), the Company

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

adopted the fair value recognition provisions under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) for equity awards issued under such plan. Accordingly, Lazard recognizes in compensation and benefits expense the amortized portion of the fair value of the equity awards, net of an estimated forfeiture rate, over the service period specified in the award.

Beginning January 1, 2006, Lazard adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Accordingly, share-based awards that do not require future service are expensed immediately. Share-based awards that require future service are amortized over the requisite service period. Lazard adopted SFAS No. 123R under the modified prospective method. Under that method, the provisions of SFAS No. 123R are applied to share-based awards granted subsequent to adoption. Share-based awards granted prior to the adoption of SFAS No. 123R continue to be amortized over the stated service periods of the awards.

As a result of the Company adopting certain provisions consistent with SFAS No. 123R upon the introduction of its 2005 Equity Incentive Plan while under the provisions of SFAS No. 123, there were no significant effects resulting from the adoption of the provisions of SFAS No. 123R.

Income Taxes—The Company’s provision for income taxes is accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), as interpreted by Financial Accounting Standard Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), discussed below.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Such temporary differences are reflected as deferred tax assets and liabilities and are included in “other assets” and “other liabilities”, respectively, on the consolidated statements of financial condition.

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

On January 1, 2007, the Company adopted FIN No. 48, which clarifies the accounting for and reporting of income tax uncertainties and requires additional disclosures related to uncertain tax positions. The Company’s accounting policy provides that interest and penalties related to income taxes is to be included in income tax expense.

See Note 16 of Notes to Consolidated Financial Statements for additional information relating to income taxes.

Reclassifications—Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

Recent Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

value, and enhances disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require the use of fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company believes the adoption of SFAS No. 157 will not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits an entity to elect to measure various financial instruments and certain other items at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement requires that a business entity report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007 and will not be applied retrospectively to fiscal years beginning prior to the effective date. We continue to evaluate the provisions of SFAS No. 159 and have not yet determined if we will make any elections for fair value reporting of eligible items under such standard.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 (R)”). SFAS No. 141(R) replaces SFAS No. 141 “Business Combinations” (“SFAS No. 141”) and supersedes or amends other related authoritative literature although it retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) also requires the acquirer to expense costs relating to any acquisitions that close after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, it also changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to both the parent and the noncontrolling interest with separate disclosure of each component on the face of the consolidated income statement. It does not, however, impact the calculation of earnings per share as such calculation will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied except that the presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company has not yet determined the impact that SFAS No. 160 will have on its consolidated financial statements.

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

Pursuant to the formation of LAM, the LAM managing directors also were granted equity units in LAM. In addition, certain other key LAM employees were granted equity units in LAM. The LAM equity units entitle holders to payments only in connection with selected fundamental transactions affecting the Company or LAM, including a dissolution or sale of all or substantially all of the assets of the Company or LAM, a merger of or sale of all of the interests in LAM whereby the Company ceases to own a majority of, or have the right to appoint a majority of the board of directors of, LAM, or a non-ordinary course sale of assets by LAM that exceeds $50,000 in value. As a general matter, in connection with a fundamental transaction that triggers the LAM equity units, the holders of the LAM equity units, as of December 31, 2007, would be entitled in the aggregate to approximately 23% of the net proceeds or imputed valuation of LAM in such a transaction after deductions for payment of creditors of LAM and the return of LAM capital, with the remainder of approximately 77% being retained by Lazard Group. The LAM equity units are not entitled to share in the operating results of LAM. A separate class of interests in LAM, which we refer to as “LAM profit units,” is entitled to the ordinary profit and losses of LAM, all of which is owned by the Company. Accordingly, in the absence of a fundamental transaction that triggers the LAM equity units, all of LAM’s net income is allocable to the Company. The equity units granted to LAM managing directors are a part of the LAM managing directors’ membership interest in LAM, and, therefore, all transactions related to the equity units are treated as equity transactions among members. The equity units granted to LAM employees are considered to be compensation for financial accounting purposes. As a fundamental transaction has not yet been considered probable of occurrence, no compensation cost has been recognized to date. The Company has no current intention to cause or otherwise trigger a fundamental transaction that would give rise to payment obligations to the holders of interests in LAM.

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

The board of directors of LAM, a majority of which are appointed by the Company, may, in its discretion, grant LAM equity interests that include profit rights to managing directors of, and other persons providing services to, LAM, as a portion of their ongoing compensation. If granted, these equity interests will be subject to specified vesting conditions. No such LAM equity interests have been granted as of December 31, 2007 nor is there any present intention to do so.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

5.	INVESTMENTS—AT FAIR VALUE

The Company’s investments, which are stated at fair value, consist of the following at December 31, 2007 and 2006:

	December 31,
	2007	2006
Debt:
Bonds - Corporate	$534,825	$527,421
Non-U.S. Government and agency securities	50,608	28,729

	585,433	556,150

Equities	333,796	27,493

Other:
Interest in LAM alternative asset management funds:
General Partnership interests owned by Lazard	43,313	10,140
Minority interest	51,493	47,152
Private equity investments	74,051	35,629
Equity method investments	755	1,828

	169,612	94,749

Total investments, at fair value	$1,088,841	$678,392

Debt securities are typically held long-term, as part of LFB’s asset-liability management program. They are primarily accounted for as either “trading” or “available-for-sale” securities under SFAS No. 115.

The fair value and amortized cost basis pertaining to debt securities classified as “available-for-sale” at December 31, 2007, by maturity date, are as follows:

	Fair Value	Cost Basis
Within one year	$ —	$ —
After 1 year through 5 years	50,619	51,072
After 5 years through ten years	21,734	22,206
After ten years	—	—

	$72,353	$73,278

Equities principally represent the Company’s investments in marketable equity securities either held directly or indirectly through asset management funds. Equities are either designated as “trading” securities under SFAS No. 115 or accounted for pursuant to broker-dealer accounting guidelines, depending upon the entity in which such equities are held.

Interests in LAM alternative asset management funds principally represent general partnership interests in LAM-managed hedge funds. The fair value of such interests reflects the pro rata value of the ownership of the underlying securities in the funds, the fair market value of which is determined through quoted market values of the underlying securities as provided by external pricing sources.

Minority interests in LAM alternative asset management funds represent general partnership interests held directly by certain of our LAM managing directors or employees of the Company but controlled and consolidated

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

by Lazard. The associated minority interest amounting to $51,493 and $47,152 at December 31, 2007 and 2006, respectively, is included in “minority interest” on the consolidated statements of financial condition (see Note 6 of Notes to Consolidated Financial Statements).

Private equity investments are primarily comprised of investments in private equity funds and direct private equity interests that are valued, in the absence of observable market prices, initially at cost, which is subsequently adjusted for additional capital raising transactions such as the issuance of new member interests or through a sale of existing equity to a third party or other events that are indicative of fair value. In the absence of third party transactions, the carrying value of such investments may be adjusted if it’s determined that the expected realizable value of the investment differs from the carrying value. In reaching that determination, consideration is given to many factors including, but not limited to, the operating cash flows and financial performance of the investee, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features, liquidation preferences or restrictions. With respect to the majority of private equity investments, we rely on the third party fund managers for estimates of such fair values.

The Company recognized gross investment gains and losses for the years ended December 31, 2007 and 2006 in “revenue—other” on the respective consolidated statements of income. The Company recognized gross investment gains and losses for the year ended December 31, 2005, in “revenue—other” with respect to continuing operations and “loss from discontinued operations” with respect to discontinued operations on the consolidated statement of income. Such amounts were as follows:

	Year Ended December 31,
	2007	2006	2005
Gross investment gains	$63,721	$30,747	$26,721
Gross investment losses	$47,501	$4,767	$16,489

The table above includes gross unrealized investment gains and losses pertaining to “trading” securities under SFAS No. 115 as follows:

	Year Ended December 31,
	2007	2006	2005
Gross unrealized investment gains	$8,610	$1,212	$1,085
Gross unrealized investment losses	$24,186	$902	$26

In addition, the Company recorded $1,022 of gross unrealized investment losses (pre-tax) in “accumulated other comprehensive income” in 2007 pertaining to debt securities held at LFB that are designated as “available-for-sale” under SFAS No. 115. There were no gross unrealized investment gains recorded in “accumulated other comprehensive income” in 2007 and there were no gross unrealized investment gains or losses recorded in “accumulated other comprehensive income” in 2006 and 2005.

6.	MINORITY INTEREST

Minority interest principally consists of minority interests in various LAM-related general partnership interests that the Company controls but does not wholly own, minority interests in LAM and the Company’s business in Italy which was owned 40% by Banca Intesa S.p.A. (“Intesa”) through May 15, 2006 (see Note 8 of Notes to Consolidated Financial Statements). As a result of consolidating the various LAM-related general partnership interests, the Company recognizes the portion of income not associated with the Company’s ownership as “minority interest in net income”.

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

The tables below summarize our minority interest in net income for the years ended December 31, 2007, 2006 and 2005 and minority interest as of December 31, 2007 and 2006 in Lazard’s consolidated financial statements:

	Minority Interest In Net Income Year Ended December 31,
	2007	2006	2005
LAM General Partnerships	$5,135	$5,114	$ 2,784
LAM Members			9,447
Italian Strategic Alliance			6,460
Other	9	10	12

Total	$5,144	$5,124	$18,703

	Minority Interest As Of December 31,
	2007	2006
LAM General Partnerships	$51,493	$47,152
LAM Members	253	7,446
Other	9	19

Total	$51,755	$54,617

7.	BUSINESS ACQUISITIONS AND JOINT VENTURE INVESTMENT

On August 13, 2007, Lazard Group acquired all of the outstanding ownership interests of Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies. On July 31, 2007, Lazard Ltd acquired all of the outstanding shares of Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”), an Australia-based financial advisory firm and concurrently sold such investment to Lazard Group. These purchases were effected though an exchange of a combination of cash, Class A common stock, and by Lazard Ltd issuing 36,607 shares of non-participating convertible Series A preferred stock and 277 shares of non-participating convertible Series B preferred stock (the “Series A preferred stock” and “Series B preferred stock”, respectively, which are each convertible into Class A common stock). The total number of Class A common shares to be issued in connection with the acquisitions will depend, in part, upon the future performance of each of GAHL and CWC.

The aggregate non-contingent consideration, as of December 31, 2007, relating to the GAHL and the CWC acquisitions (before transaction costs) consists of approximately $154,100 of cash and approximately $52,800 of stock. At December 31, 2007, 815,558 shares of Class A common stock are issuable on a non-contingent basis. Additionally, at December 31, 2007, 12,155 shares of Series A preferred stock and 277 shares of Series B preferred stock are convertible into Class A common shares on a non-contingent basis, with the number of Class A common shares dependent, in part, upon future prices of the Class A common stock. At December 31, 2007, 1,329,987 shares of Class A common stock were contingently issuable and 24,452 shares of Series A preferred stock were contingently convertible into shares of Class A common stock, dependent upon the future performance of GAHL and CWC.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The Class A common stock for the GAHL and CWC acquisitions is issuable over multi-year periods.

In connection with Lazard Group’s acquisition of GAHL and Lazard Ltd’s acquisition of CWC and subsequent contribution of CWC to Lazard Group, Lazard Group recorded related party payables of approximately $52,800 to subsidiaries of Lazard Ltd, which corresponds to the increase in stockholders’ equity recorded by Lazard Ltd for such acquisitions (see Note 17 of Notes to the Consolidated Financial Statements).

We account for business acquisitions using the purchase method of accounting, whereby the results of the acquired businesses are included in our consolidated financial results from the effective date of the respective acquisitions. As a result of the GAHL and CWC acquisitions, we recorded net tangible assets, identifiable intangible assets and goodwill of approximately $22,500, $31,000 and $159,300, respectively. Goodwill pertaining to these acquisitions is deductible for income tax purposes. As of December 31, 2007, the purchase price allocation is preliminary, and is therefore subject to final adjustment. A substantial portion of any contingent consideration will represent goodwill, and will be recognized in the period the contingencies have been satisfied. The operating results related to the acquisitions described above are primarily included in the Company’s Financial Advisory segment. See Note 10 of Notes to Consolidated Financial Statements for additional information relating to goodwill and other intangible assets.

Subsequent to the acquisitions of GAHL and CWC, we operate these businesses under the names “Lazard Middle Market” and “Lazard Carnegie Wylie,” respectively.

On January 31, 2008, Lazard Group acquired a 50% interest in Merchant Bankers Asociados (“MBA”), an Argentina-based financial advisory services firm with offices across Central and South America and the parent company of MBA Banco de Inversiones. We will account for the investment in MBA using the equity method of accounting.

8.	TERMINATION OF STRATEGIC ALLIANCE IN ITALY

On May 15, 2006, Lazard Group completed the termination of its strategic alliance with Intesa, which conducted selected Italian investment banking business solely through Lazard & Co. S.r.l. (“Lazard Italy”), an indirect subsidiary of Lazard Group. In accordance with the provisions of the Termination Agreement, dated as of March 31, 2006, by and among Intesa, Lazard Group and Lazard Italy, the following adjustments were made to the terms of Intesa’s investment in Lazard Italy and Lazard Funding Limited LLC (“Lazard Funding”), a wholly-owned subsidiary of Lazard Group:

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

•

Intesa’s 40% equity interest in Lazard Italy and a $50,000 subordinated promissory note of Lazard Italy held by Intesa were acquired by Lazard Group in exchange for the issuance by Lazard Group to Intesa of a $96,000 senior promissory note (the “$96,000 Senior Promissory Note”) and a $50,000 subordinated promissory note (the “$50,000 Subordinated Promissory Note”), respectively. The $96,000 Senior Promissory Note and the $50,000 Subordinated Promissory Note had fixed interest rates of

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

4.25% and 4.6% per annum, respectively, and each note was scheduled to mature on February 28, 2008. On May 15, 2006, Intesa sold and assigned all its rights and interests relating to both Notes to a commercial bank.

•

Lazard Group paid Intesa an amount equal to a 3% annualized return on Intesa’s ownership interest from April 1, 2006 through the May 15, 2006 termination closing and the accrued and unpaid interest on the $50,000 Subordinated Promissory Note as of the termination closing.

As a result of the termination of the strategic alliance with Intesa and Lazard Group’s repurchase of Intesa’s ownership interest, the Company realized a gain of $13,695, which is included in “revenue—other” on the consolidated statement of income for the year ended December 31, 2006 and, after transaction and other costs, resulted in an increase in operating income of $5,274.

On June 29, 2007, Lazard Group redeemed both the $96,000 Senior Promissory Note and the $50,000 Subordinated Promissory Note.

9.	LAZARD ALTERNATIVE INVESTMENTS

Lazard Group and LFCM Holdings entered into the business alliance agreement that, among other things, granted Lazard Group the option to acquire the North American and European fund management activities of Lazard Alternative Investments Holdings LLC (“LAI”), the subsidiary of LFCM Holdings that owns and operates LFCM Holdings’ alternative investment (including private equity) activities. This option is currently exercisable at any time prior to May 10, 2014, for a total price of $8,500. The option may be exercised by Lazard Group in two parts, consisting of a $6,500 option to purchase LAI’s North American activities and a $2,000 option to purchase LAI’s European activities. The total option price referred to above reflects a reduction of $1,500 due to the payment of a like amount in February, 2008 to LFCM Holdings in connection with the initial public offering of Sapphire Industrials Corp. (“Sapphire”) whereby LFCM Holdings agreed not to assert certain claims that it may believe that it had under the business alliance agreement (see Note 13 of Notes to Consolidated Financial Statements for additional information relating to LFCM Holdings and Sapphire). LAI’s fund management activities consist of the fund management and general partner entities, together with Lazard Group’s direct investments in related funds that were transferred to LFCM Holdings pursuant to or in anticipation of the separation.

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

In February 2005, Lazard Group formed a private equity fund, Corporate Partners II Limited (“Corporate Partners”), with $1,000,000 of institutional capital commitments and a $100,000 capital commitment from Lazard Group, the principal portion of which may require funding at any time through 2010. As of December 31, 2007, Lazard Group contributed $23,823 of its capital commitment, which is recorded as a private equity investment within “investments—other” on the consolidated statement of financial condition. Pursuant to the master separation and business alliance agreements entered into between Lazard Group and LFCM Holdings, this fund is managed by a subsidiary of LFCM Holdings, and Lazard Group retained a capital commitment to the fund and is entitled to receive the carried interest distributions made by the fund (other than the carried interest distributions made to investment professionals who manage the fund).

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

In July 2005, LFCM Holdings formed a private equity fund, Lazard Senior Housing Partners LP, which closed with capital commitments of approximately $201,000 from institutional investors, including $10,000 from the Company, the principal portion of which will require funding at any time through 2008. In connection with such capital commitment, Lazard funded $8,294 as of December 31, 2007, which is recorded as a private equity investment within “investments—other” on the consolidated statement of financial condition.

Pursuant to the business alliance agreement, Lazard Group has a limited partner capital commitment to Lazard Technology Partners III, a planned investment fund to be managed and controlled by LFCM Holdings, which commitment is contingent upon the formation of such investment fund. As of December 31, 2007 this capital commitment was 10% of the total fund capital commitments, with a minimum and maximum commitment by Lazard Group of $15,000 and $20,000, respectively. As of December 31, 2007, this investment fund has not been formed and Lazard Group has not made any payment toward such contingent capital commitment.

10.    GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at December 31, 2007 and 2006, which primarily pertain to the Financial Advisory segment, are described below.

	December 31,
	2007	2006
Goodwill	$178,446	$16,945
Other intangible assets (net of accumulated amortization)	9,463	—

	$187,909	$16,945

Changes in the carrying amount of goodwill for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year Ended December 31,
	2007	2006	2005
Balance, January 1	$16,945	$15,996	$17,205
Business acquisitions, including purchase accounting adjustments	159,343	—	—
Foreign currency translation adjustments	2,158	949	(1,209)

Balance, December 31	$178,446	$16,945	$15,996

The Company performs a goodwill impairment test annually or more frequently if circumstances indicate that impairment may have occurred. The Company has selected December 31 as the date to perform its annual impairment test. Pursuant to the Company’s goodwill impairment test for the years ended December 31, 2007, 2006 and 2005, the Company compared the fair value of each of its applicable entities to their corresponding carrying amounts, including goodwill, and determined that no impairment existed.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The gross cost and accumulated amortization, by major intangible asset category, all of which relate to the year ended December 31, 2007, is as follows:

	At December 31, 2007
	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success fee contracts	$23,969	$20,783	$3,186
Management fees, customer relationships and non-compete agreements	7,017	740	6,277

	$30,986	$21,523	$9,463

Amortization expense of intangible assets for the year ended December 31, 2007 was $21,523. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense
2008	$4,588
2009	1,272
2010	1,127
2011	903
2012	511
Thereafter	1,062

Total amortization expense	$9,463

11.    OTHER ASSETS AND OTHER LIABILITIES

The following table sets forth the Company’s other assets, by type, as of December 31, 2007 and 2006:

	December 31,
	2007	2006
Current and deferred income taxes receivable (net of valuation allowance) and other taxes	$63,969	$39,689
Accruals and prepayments	65,551	38,740
Deferred debt issuance costs	12,676	8,078
Other	37,060	31,001

Total	$179,256	$117,508

The following table sets forth the Company’s other liabilities, by type, as of December 31, 2007 and 2006:

	December 31,
	2007	2006
Accrued expenses	$145,113	$137,023
Current and deferred income taxes and other taxes	148,202	84,439
Employee benefit-related liabilities	75,563	72,373
Unclaimed funds at LFB	57,193	51,204
Abandoned leased space	27,805	31,910
Other	108,400	54,919

Total	$562,276	$431,868

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

12.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of December 31, 2007 and 2006:

	Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of December 31,
				2007	2006
Lazard Group 7.125% Senior Notes(a)	$550,000	2015	7.125%	$550,000	$550,000
Lazard Group 6.12% Senior Notes(b)	437,500	2008-2035	6.12%	437,500	437,500
Lazard Group 6.85% Senior Notes(c)	600,000	2017	6.85%	600,000	—
Lazard Group Senior Promissory Note(d)	96,000	—	4.25%	—	96,000
Lazard Group Credit Facility(e)	150,000	2010	5.75%	—	—

Total				$1,587,500	$1,083,500

(a)	Concurrent with the equity public offering, Lazard Group issued, in a private placement, $550,000 aggregate principal amount of 7.125% senior notes due May 15, 2015 (the “Lazard Group 7.125% Senior Notes”). The Lazard Group 7.125% Senior Notes were issued net of original issue discount of $435. On October 31, 2005 Lazard Group closed an exchange offer to exchange an aggregate principal amount of up to $550,000 of the privately-placed 7.125% senior notes for an equal aggregate principal amount of 7.125% senior notes that were registered under the Securities Exchange Act of 1933, as amended (the “7.125% exchange notes”). Pursuant to the exchange offer, Lazard Group exchanged $546,000 in aggregate principal amount of its privately-placed 7.125% senior notes (approximately 99.3% of the aggregate principal amount outstanding) for $546,000 in aggregate principal amount of its 7.125% exchange notes. The 7.125% exchange notes are substantially identical to the privately-placed 7.125% senior notes, except that the transfer restrictions applicable to the privately-placed 7.125% senior notes do not apply to the 7.125% exchange notes.

In connection with the issuance of the Lazard Group 7.125% Senior Notes, on April 1, 2005, Lazard Group entered into an interest rate forward agreement with a bank for a notional amount of $650,000 to ensure that the base rate (excluding market-driven credit spreads) on the Lazard Group 7.125% Senior Notes would be no greater than 4.5%. Lazard Group settled the interest rate forward agreement with the bank as of May 9, 2005, which required a payment by Lazard Group of $13,004. Of this amount, in accordance with SFAS No. 133, $11,003 was deemed to be the effective portion of the hedge and has been recorded within “accumulated other comprehensive income, net of tax” and is being amortized as a charge to interest expense over the ten year term of the Lazard Group 7.125% Senior Notes.

(b)	Concurrently with the equity public offering, Lazard Ltd consummated the ESU offering in an aggregate offering amount of $287,500, which generated net proceeds of $276,535. Each ESU was issued for $25 and consists of (i) a purchase contract which obligates holders to purchase, and Lazard Ltd to sell, on May 15, 2008, a number of newly-issued shares of Class A common stock equal to a settlement rate based on the trading price of its Class A common stock during a period preceding that date and (ii) a 1/40, or 2.5%, ownership interest in a 6.12% senior note due 2035 of Lazard Group Finance, with a principal amount of $1 (the “Lazard Group 6.12% Senior Notes”). Pursuant to a December 19, 2005 merger of Lazard Group Finance into Lazard Group, Lazard Group continued as the surviving company. In addition, Lazard Group Finance ceased to be the managing member of Lazard Group, and the co-managing members of Lazard Group Finance, which were two indirect wholly- owned subsidiaries of Lazard Ltd, became the co-managing members of Lazard Group. As a result of the merger, Lazard Group assumed the obligations, including the remarketing obligations, with respect to $437,500 aggregate principal amount of the Lazard Group 6.12% Senior Notes (including $150,000 aggregate principal amount issued to Natixis as described in Note 2 above), which notes form a part of the 6.625% ESUs previously issued by Lazard Ltd.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

In connection with the quarterly contract adjustment payments made under the purchase contracts referred to above, the Company recorded a liability as of May 10, 2005 of $6,013 for the present value of such payments (including the similar contract adjustment payments related to Natixis as described in Note 2 above), with a corresponding charge to additional paid-in-capital. The liability will accrete over the three year period ending May 15, 2008, with a corresponding charge to interest expense.

Lazard Ltd began making quarterly contract adjustment payments on the purchase contracts at an annual rate of 0.505% on August 15, 2005. Lazard Ltd has the right to defer these quarterly contract adjustment payments (however, no such deferrals have occurred as of December 31, 2007). In general, during any period in which it defers such payments, Lazard Ltd cannot declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, any of its capital stock.

The Lazard Group 6.12% Senior Notes, will mature (a) in the event of a successful remarketing, on any date no earlier than May 15, 2010 and no later than May 15, 2035, as we may elect, (b) in the event of a failed remarketing, on May 15, 2008 (the “stock purchase date”) and (c) otherwise on May 15, 2035. The Lazard Group 6.12% Senior Notes were pledged by the holders to secure the purchase contract obligations described above.

(c)	On June 21, 2007, Lazard Group completed a private placement of $600,000 aggregate principal amount of 6.85% senior notes due June 15, 2017. On August 16, 2007, Lazard Group closed an exchange offer to exchange an aggregate principal amount of up to $600,000 of the privately-placed 6.85% senior notes for an equal aggregate principal amount of 6.85% senior notes that were registered under the Securities Act of 1933, as amended (the “6.85% exchange notes”). Pursuant to the exchange offer, Lazard Group exchanged $599,300 in aggregate principal amount of its privately-placed 6.85% senior notes (approximately 99.9% of the aggregate principal amount outstanding) for $599,300 in aggregate principal amount of its 6.85% exchange notes. The 6.85% exchange notes are substantially identical to the privately-placed 6.85% senior notes, except that the transfer restrictions applicable to the privately-placed 6.85% senior notes do not apply to the 6.85% exchange notes.

(d)	Redeemed in June, 2007 (see Note 8 of Notes to Consolidated Financial Statements).

(e)	Concurrent with the equity public offering, Lazard Group entered into a five year, $125,000 senior revolving credit facility (the “Credit Facility”) with a group of lenders. On May 17, 2006, the Credit Facility was amended to provide for an increase in the aggregate commitments from $125,000 to $150,000. Interest rates under the Credit Facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of December 31, 2007, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 5.75%. At December 31, 2007 and 2006 no amounts were outstanding under the Lazard Group Credit Facility.

Subordinated Debt—Subordinated debt at December 31, 2007 and 2006 amounted to $150,000 and $200,000, respectively, and consists of amounts associated with the strategic alliance transaction in Italy and the termination thereof (see Note 8 of Notes to Consolidated Financial Statements).

Debt maturities relating to senior and subordinated borrowings outstanding at December 31, 2007 for each of the five years in the period ending December 31, 2012 and thereafter are set forth in the table below. For purposes of this table it was assumed that the $437,500 aggregate principal amount of Lazard Group 6.12% Senior Notes issued in connection with the issuance of the ESUs will mature in 2008, the earliest possible maturity. In addition, it was assumed that the $150,000 Subordinated Convertible Note issued in connection with the termination of our

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

strategic alliance with Intesa remains outstanding in connection with its stated terms (see Note 8 of Notes to Consolidated Financial Statements).

Year Ending December 31,	Senior Debt	Subordinated Debt	Total
2008	$437,500	$—	$437,500
2009-2012	—	—	—
Thereafter	1,150,000	150,000	1,300,000

Total	$1,587,500	$150,000	$1,737,500

The debt maturities reflected above exclude any recognition of the May, 2008 settlement of the purchase contracts component of the ESUs which require the holders to purchase an aggregate of $437,500 of the Company’s Class A common stock. The holders’ obligation is collateralized by the entire $437,500 principal amount of Lazard Group 6.12% Notes outstanding.

The Credit Facility contains affirmative and negative covenants. Such covenants include, among other things, limitations on the ability of Lazard Group to incur debt, grant liens, pay dividends, enter into mergers or to sell all or substantially all of its assets, as well as financial maintenance covenants. In addition, the indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption.

As of December 31, 2007, the Company is in compliance with all obligations under its various senior and subordinated borrowing arrangements. All of the Company’s senior and subordinated debt obligations are unsecured.

As of December 31, 2007, the Company had $231,095 in unused lines of credit available to it, including $60,593 of unused lines of credit available to LFB.

13.    COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office space and equipment under non-cancelable lease agreements, which expire on various dates through 2022.

Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. Included in “occupancy and equipment”, “technology and information services” and, with respect to the separated businesses, “loss from discontinued operations” on the consolidated statements of income for the years ended December 31, 2007, 2006 and 2005 is $73,302, $56,532 and $55,432, respectively, of aggregate rental expense relating to operating leases. The Company subleases office space under agreements, which expire on various dates through 2022. Sublease income from such agreements was $12,511, $10,480 and $4,505 for the years ended December 31, 2007, 2006 and 2005, respectively.

Capital lease obligations recorded under sale/leaseback transactions are payable through 2017 at a weighted average interest rate of approximately 6.1%. Assets recorded under capital leases have a net carrying value of approximately $29,741 and $29,095 at December 31, 2007 and 2006, respectively. The carrying value of capital lease obligations approximates fair value. During 2005, the Company’s principal capital lease in Paris matured and ownership of the assets reverted to the Company.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

At December 31, 2007, minimum rental commitments under non-cancelable leases, net of sublease income, are approximately as follows:

Year Ending December 31	Minimum Rental Commitments
	Capital	Operating
2008	$3,282	$71,227
2009	3,178	60,266
2010	3,116	52,336
2011	3,110	49,305
2012	3,108	38,635
Thereafter	21,398	216,295

Total minimum lease payments	37,192	488,064
Less amount representing interest	10,070

Present value of capital lease commitments	$27,122

Sublease proceeds		68,391

Net lease payments		$419,673

During the year ended December 31, 2005, the Company recorded exit costs of approximately $7,700 (net of $23,240 representing the present value of the $25,000 indemnity from LFCM Holdings as described below) relating to abandoned leased facilities in the U.K. of which $6,300 and $1,400 is included in “loss from discontinued operations” and “occupancy and equipment”, respectively, on the consolidated statement of income. These costs represent write-offs of leasehold improvements as well as a provision for lease obligations. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the provision recorded for lease obligations on the cease-use date was determined based on the fair value of the liability for costs that will continue to be incurred for the remaining term of the lease without economic benefit to the Company, based on the remaining lease rentals, reduced by estimated sublease rentals.

With respect to abandoned leased facilities in the U.K., at December 31, 2007 and 2006, the Company has recognized liabilities of $26,991 and $31,910, respectively, exclusive of the indemnification described below, which are included in “other liabilities” on the consolidated statements of financial condition. Payments toward the liabilities continue through the remaining term of the leases. Such liabilities are based on the discounted future commitment, net of expected sublease income.

Under the master separation agreement and a related lease indemnity agreement, dated as of May 10, 2005, LFCM Holdings is obligated to indemnify Lazard Group for certain liabilities relating to abandoned leased space in the U.K. During the fourth quarter of 2005, Lazard Group entered into an agreement with LFCM Holdings which provided for LFCM Holdings to pay to Lazard Group $25,000 in full satisfaction of its indemnification obligations with respect to the abandoned leased space. The net present value of the balance due at December 31, 2007 and 2006 of $7,037 and $9,989, respectively, after giving effect to payments received through the respective dates, is included in “receivables - related parties” on the consolidated statements of financial condition (see Note 17 of Notes to Consolidated Financial Statements). The balance at December 31, 2007 is due based on a schedule of periodic payments through May 10, 2010.

Lending Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. The commitments have an expiration date and, once drawn upon, may require the counterparty to post collateral depending on creditworthiness. Total outstanding commitments at December 31, 2007 were $4,154. This amount may not represent future cash requirements as commitments may expire without being drawn upon.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Other Commitments—At December 31, 2007, the Company had commitments for capital contributions of $4,084 to Company-sponsored private equity investment funds (including $3,490 in connection with the Company’s compensation plans), which are contingent upon certain events and have no definitive final payment dates. In addition, the Company had agreements (which are cancelable under certain circumstances) relating to future minimum payments to certain senior advisors, managing directors and employees. These future minimum payments amount to $50,330, $14,545, $9,535, $7,911, $771 and $2,450 for the years ending December 31, 2008, 2009, 2010, 2011, 2012 and thereafter, respectively.

During 2007, the Company made a capital commitment through 2017 of approximately $44,200 to a mezzanine fund. As of December 31, 2007, the Company had invested approximately $22,100 relating to such commitment, which is recorded as a private equity investment within “investments—other” on the consolidated statement of financial condition (see Note 5 of Notes to Consolidated Financial Statements).

See Notes 9 and 15 of Notes to Consolidated Financial Statements for information regarding capital commitments in connection with funds managed by LAI and obligations to fund our pension plans in the U.K., respectively.

In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At December 31, 2007, LFB had $18,073 of such indemnifications and held $15,091 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the consolidated statement of financial condition.

On January 24, 2008, Sapphire, a newly-organized special purpose acquisition company formed by Lazard Funding, completed an initial public offering which, prior to offering costs, raised $800,000 through the sale of 80,000,000 units at an offering price of $10.00 per unit (the “Sapphire IPO”). Each unit consists of one share of Sapphire common stock and one warrant, with such warrant entitling the holder to purchase one share of Sapphire common stock for $7.00.

Sapphire was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses primarily with general industrial companies in North America (collectively referred to as the “Initial Business Combination”).

In connection with the formation of Sapphire, on October 2, 2007 Lazard Funding purchased from Sapphire 17,415,600 units (“founders’ units”) at a total cost of approximately $109. Each founders’ unit consists of one share of Sapphire common stock and one warrant, with such warrant entitling the holder to purchase one share of Sapphire common stock for $7.50. On January 24, 2008, in connection with the Sapphire IPO, Lazard Funding purchased (i) 5,000,000 units in the Sapphire IPO at a purchase price equal to the public offering price of $10.00 per unit (for an aggregate purchase price of $50,000), and (ii) an aggregate of 12,500,000 warrants from Sapphire at a price of $1.00 per warrant (for a total purchase price of $12,500). Furthermore, Lazard Funding entered into an agreement with the underwriter to purchase, subsequent to the Sapphire IPO and prior to the closing of the Initial Business Combination, up to an additional $37,500 of Sapphire common shares in open market purchases.

In connection with the Sapphire IPO, and pursuant to certain rights afforded LFCM Holdings under the business alliance agreement, Lazard Funding offered Corporate Partners the right, through the date of a public

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

announcement of the Initial Business Combination, to purchase from Lazard Funding, at a cost of $10.00 per unit, up to 2,000,000 Sapphire units (for an aggregate purchase price of up to $20,000).

The Company has various other contractual commitments arising in the ordinary course of business. In the opinion of management, the consummation of such commitments will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Guarantees—On March 12, 2007, Lazard entered into an agreement to guarantee to a foreign tax jurisdiction the deferred payment of certain income tax obligations and potential tax penalties of certain managing directors of Lazard Group, which, as of December 31, 2007, aggregate $24,549. These managing directors have pledged their interests in LAZ-MD Holdings (which are exchangeable into shares of Class A common stock) to collateralize such guarantee, with the value of such collateral exceeding the guarantee provided by Lazard.

Legal—The Company’s businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. The Company is involved in a number of judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses. The Company reviews such matters on a case by case basis and establishes any required reserves in accordance with SFAS No. 5, “Accounting For Contingencies.” Management believes, based on currently available information, that the results of such matters, in the aggregate, will not have a material adverse effect on its financial condition but might be material to its operating results or cash flows for any particular period, depending upon the operating results for such period.

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

14.	MEMBERS’ EQUITY (DEFICIENCY)

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

At December 31, 2007 and 2006, Lazard Group common membership interests held by subsidiaries of Lazard Ltd amounted to 48.3% and 47.9%, respectively, and the remaining 51.7% and 52.1%, respectively, were

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

held by LAZ-MD Holdings. Pursuant to provisions of its Operating Agreement, Lazard Group distributions in respect of its common membership interests are allocated to the holders of such interests on a pro rata basis. Such distributions represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and the members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests. During the years ended December 31, 2007, 2006 and 2005, Lazard Group distributed $20,056, $22,357 and $8,821, respectively, to LAZ-MD Holdings and $18,308, $13,480 and $5,325, respectively, to the subsidiaries of Lazard Ltd, which latter amounts were used by Lazard Ltd to pay dividends to third party stockholders of its Class A common stock. In addition, during the years ended December 31, 2007, 2006 and 2005, Lazard Group made tax distributions of $109,908, $43,253 and $18,164, respectively, including $60,334, $26,968 and $11,327, respectively, paid to LAZ-MD Holdings and $49,574, $16,285 and $6,837, respectively, paid to subsidiaries of Lazard Ltd.

A description of the Equity Incentive Plan, and activity with respect thereto during the years ended December 31, 2007, 2006 and 2005 is presented below.

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

Restricted Stock Unit Grants (“RSUs”)

RSUs require future service as a condition for the delivery of the underlying shares of Class A common stock and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. The fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods as required under SFAS No. 123R. Expense relating to RSUs is charged to “compensation and benefits” expense within the consolidated statements of income, and amounted to $104,765, $22,995 and $1,024 for the years ended December 31, 2007, 2006 and 2005, respectively. RSU’s issued subsequent to December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the years ended December 31, 2007 and 2006, such dividend participation rights required the issuance of 55,836 and 22,467 RSUs, respectively.

Deferred Stock Unit Grants (“DSUs”)

Non-executive members of the Board of Directors of Lazard Group (who are also the same Non-Executive Directors of Lazard Ltd) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which amounted to 12,459, 12,320 and 9,968 DSUs granted during the years ended December 31, 2007, 2006 and 2005, respectively. Their remaining compensation is payable in cash. DSUs are convertible into Class A common stock at the time of cessation of service to the Board. The DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock. DSU awards are expensed at their fair value on their date of grant, which, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan described below, totaled $411, $275 and $127 during the years ended December 31, 2007, 2006 and 2005, respectively.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the Equity Incentive Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. During the years ended December 31, 2007 and 2006, 3,161 and 1,070 DSUs, respectively, had been granted pursuant such Plan.

The following is a summary of activity relating to RSUs and DSUs during the three year period ended December 31, 2007:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Balance, January 1, 2005	—	—	—	—
Granted	1,045,733	$23.87	9,968	$25.33
Forfeited	(12,000)	$23.72	—	—

Balance, December 31, 2005	1,033,733	$23.87	9,968	$25.33
Granted (including 22,467 RSUs relating to dividend participation)	3,133,712	$34.96	13,390	$41.02
Forfeited	(158,063)	$34.04	—	—
Converted	—	—	(3,668)	$26.89

Balance, December 31, 2006	4,009,382	$32.13	19,690	$35.71

Granted (including 55,836 RSUs relating to dividend participation)	5,873,905	$49.28	15,620	$52.55
Forfeited	(294,145)	$40.36
Converted	(81,207)	$47.15

Balance, December 31, 2007	9,507,935	$42.35	35,310	$43.16

As of December 31, 2007, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $225,352, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.3 years subsequent to December 31, 2007. The ultimate amount of such expense is dependent upon the actual number of RSUs that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein.

In January, 2008, the Company granted 11,618,680 RSUs to eligible employees that vest at various dates during the period ending December 31, 2012, and had a weighted average fair value on the dates of grant of $37.23 per RSU. The compensation expense with respect to these grants, net of forfeitures, will be recognized over a weighted average period of 3.5 years.

Share Repurchase Program

On February 7, 2006, the Board of Directors of Lazard Ltd authorized the repurchase of up to $100,000 in aggregate cost of its Class A common stock and Lazard Group common membership interests. On August 9,

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

2007, the Board of Directors increased this repurchase authorization by an additional $100,000, and on February 26, 2008, the Board of Directors increased this purchase authorization by a further $100,000. The Company’s intention is that the share repurchase program, with respect to the Class A common stock, will be used primarily to offset shares that have been or will be issued under the Equity Incentive Plan. Purchases may be made in the open market or through privately negotiated transactions through June 30, 2009.

During the years ended December 31, 2007 and 2006, Lazard Group purchased 1,678,600 and 115,000 shares, respectively, of Class A common stock in the open market for an aggregate cost of $68,052 and $4,179, respectively (at average purchase prices of $40.54 per share and $36.34 per share, respectively). As a result of Lazard Group’s delivery of 80,754 shares for the settlement of vested RSUs during the year ended December 31, 2007, there were 1,712,846 shares of Class A common stock held by Lazard Group at December 31, 2007. Such Class A common shares are reported, at cost, as a reduction of members’ equity within the consolidated statements of financial condition. Furthermore, pursuant to the share repurchase program, through December 31, 2007 Lazard Group purchased 583,899 common membership interests (which were exchangeable at future dates for shares of Class A common stock) from LAZ-MD Holdings in privately negotiated transactions with an aggregate cost of $21,840.

During the first quarter of 2008, through February 26, 2008, Lazard Group purchased 1,568,500 shares of Lazard Ltd Class A common stock in the open market at an aggregate cost of $58,729 (at an average purchase price of approximately $37.44 per share). In addition, in February, 2008, Lazard Group entered into a purchase agreement with a member of LAZ-MD Holdings to purchase 500,000 shares of Lazard Ltd Class A common stock for $18,940 (at an average purchase price of approximately $37.88 per share), which will settle on May 12, 2008.

As of February 26, 2008, after giving effect to the transactions described above, $128,260 remained available under the share repurchase program.

Accumulated Other Comprehensive Income, Net of Tax

The components of accumulated other comprehensive income, net of tax, at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
Currency translation adjustments	$124,462	$98,623
Interest rate hedge	(8,097)	(9,197)
Net unrealized loss on available-for-sale securities	(670)	—
Employee benefit plans	(60,022)	(56,163)

Total	$55,673	$33,263

15.	EMPLOYEE BENEFIT PLANS

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which the Company adopted as of December 31, 2006. In accordance with SFAS No. 158, the Company recognized, in its consolidated statement of financial condition at December 31, 2006, the funded status of its defined benefit pension and other post-retirement benefit plans, as measured by the difference between the fair value of the plan assets and the corresponding benefit obligations. Additionally, pursuant to SFAS No. 158, actuarial gains and losses and prior service costs and credits that arise during the year are to be recognized in accumulated other comprehensive income, net of tax, to the extent such items are not recognized in earnings as a component of net periodic benefit cost (credit).

The following table summarizes the effect of changes in the additional minimum pension liabilities (“AML”) as of December 31, 2006 prior to the adoption of SFAS No. 158, as well as the impact of the initial adoption of SFAS No. 158 on the Company’s consolidated statement of financial condition as of December 31, 2006:

	December 31, 2006 Prior To AML and SFAS No. 158 Adjustments	AML Adjustments	SFAS No. 158 Adjustments	December 31, 2006 After AML and SFAS No. 158 Adjustments
Prepaid pension asset (included in “other assets”)	$16,695		$(8,663)	$8,032
Pension liabilities (included in “other liabilities”)	(29,276)	$14,518	8,663	(6,095)
Post-retirement liabilities (included in “other liabilities”)	(12,057)		1,754	(10,303)
Accumulated other comprehensive income, excluding tax of $834	71,601	(14,518)	(1,754)	55,329

The Company’s pension and post-retirement benefits plans are described below.

LFNY Defined Benefit Pension Plans and Post-Retirement Benefit Plan—LFNY has two non-contributory defined benefit pension plans—the Employees’ Pension Plan (“EPP”), which provides benefits to participants based on certain averages of compensation, as defined, and the Employees’ Pension Plan Supplement (“EPPS”), which provides benefits to certain employees whose compensation exceeds a defined threshold. It is LFNY’s policy to fund EPP to meet the minimum funding standard as prescribed by the Employee Retirement Income Security Act of 1974 (“ERISA”). EPPS is a non-qualified supplemental plan that was unfunded at December 31, 2007. LFNY utilizes the “projected unit credit” actuarial method for financial reporting purposes.

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

Effective January 1, 2005, post-retirement health care benefits are no longer offered to those managing directors and employees hired on or after the effective date and for those managing directors and employees

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

hired before the effective date who attain the age of 40 after December 31, 2005. In addition, effective January 1, 2006, the cost sharing policy changed for those who qualify for the benefit. The Company amended the Medical Plan effective January 1, 2008, such that employees and managing directors who meet the Medical Plan’s age and service requirements have the ability, upon retirement, to elect to purchase medical coverage through the Medical Plan at no cost to the Company.

Settlement Transactions Relating to LFNY’s EPP, EPPS and Medical Plan— In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS No. 88”), during the year ended December 31, 2005 the Company recorded a net charge of $388 (comprised of charges (credits) of $3,369, ($27) and ($2,954) relating to the EPP, EPPS and Medical Plan obligations, respectively), for the estimated costs relating to the settlement and curtailment of EPP, EPPS and Medical Plan obligations and special termination benefits to employees in the separated businesses. Of this amount, $2,420 is included in “loss from discontinued operations” and ($2,032) is included in “compensation and benefits” expense on the consolidated statements of income.

During the year ended December 31, 2006, the Company recognized a settlement loss of $1,139 attributable to settlements with pension plan participants who elect lump sum payments upon their retirement or discontinuation of service to the Company. Additionally, during the year ended December 31, 2006, the Company recognized a settlement loss of $303 as a result of the settlement of post-retirement medical plan obligations associated with employees of the separated business. The losses described herein were included in “compensation and benefits” expense on the consolidated statement of income.

LCH Defined Benefit Pension Plans—LCH has two defined benefit pension plans and utilizes the “projected unit credit” actuarial method for financial reporting purposes.

Effective March 31, 2006, the LCH pension plans were amended to cease future accruals. As a result of such amendment, future service and compensation increases will not be taken into account for purposes of future benefit accruals under the plans. Vested benefits for active participants as of March 31, 2006 were retained. In accordance with SFAS No. 88, as of December 31, 2005 the projected benefit obligations under the plans were reduced by approximately $7,600 representing a reduction in the unrecognized net actuarial loss under the plans. In addition, during the fourth quarter of 2005 the Company recorded within “compensation and benefits” expense on the consolidated statement of income a curtailment gain of $2,095 resulting from the release of an unamortized prior service credit in one of the plans.

Termination of LCH’s Post-Retirement Medical Plan—In April 2004, LCH announced a plan to terminate its post-retirement medical plan. As a result of such action, benefits available to eligible active employees and retirees ceased on February 28, 2007. In accordance with SFAS No. 106, “Employers’ Accounting for Post-Retirement Benefits Other Than Pensions,” the Company recognized the effect of such termination as a reduction of employee compensation and benefits expense over the period ending February, 2007. For the years ended December 31, 2007, 2006 and 2005, “compensation and benefits” expense on the consolidated statements of income was reduced by $1,695, $9,515 and $9,761, respectively, related to the effect of such termination.

Employer Contributions and Indemnities from LFCM Holdings—As of December 31, 2005, Lazard Group’s principal U.K. pension plans had a combined deficit of approximately $46,800 (or approximately 27.2 million British pounds). This deficit would ordinarily be funded over time. In the third quarter of 2005, agreements were executed between Lazard Group and the trustees of such pension plans dealing with a plan for the future funding of the deficit. As part of the separation, the Company made a contribution to LFCM Holdings of $55,000 in connection with the provision by LFCM Holdings of support relating to U.K. pension liabilities and other indemnities. During the years ended December 31, 2007, 2006 and 2005, contributions of

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

approximately $16,400, $30,500 and $29,800, respectively (equaling 8.2 million British pounds for the year ended December 31, 2007 and 16.4 million British pounds for each of the years ended December 31, 2006 and 2005) were made to the Company’s defined benefit pension plans in the U.K., of which 15.0 million British pounds were reimbursed by LFCM Holdings for each of the years ended December 31, 2006 and 2005, with such reimbursements by LFCM Holdings in full satisfaction of their obligation of support described above. Irrespective of the funded status of the plans, the Company is obligated to make a further payment amounting to 8.2 million British pounds on June 1, 2008, which approximates $16,460 using exchange rates as of December 31, 2007. At December 31, 2007, the U.K. pension plans had a combined surplus of approximately $17,600.

The following table summarizes LFNY’s and LCH’s benefit obligations, the fair value of the assets, the funded status and amounts recognized in the consolidated statements of financial condition at December 31, 2007 and 2006:

	Pension Plans December 31,		Pension Plan Supplement December 31,		Post-Retirement Medical Plans December 31,
	2007	2006	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$532,129	$487,791	$1,102	$1,161	$10,303	$18,827
Service cost		1,595			165	134
Interest cost	27,368	24,815	58	62	435	362
Amendments					(1,700)	(10,143)
Actuarial (gain) loss	2,552	(18,314)	(130)		(1,631)	1,959
Benefits paid	(20,958)	(28,272)	(22)	(128)	(643)	(1,380)
Settlement to LFCM Holdings						(1,002)
Settlements (curtailments)		594		7
Foreign currency translation adjustment	11,851	63,920			48	1,546

Benefit obligation at end of year	552,942	532,129	1,008	1,102	6,977	10,303

Change in plan assets
Fair value of plan assets at beginning of year	535,168	439,686
Actual return on plan assets	31,592	31,432
Employer contributions	16,409	32,673	22	128	643	1,380
Benefits paid	(20,958)	(28,272)	(22)	(128)	(643)	(1,380)
Foreign currency translation adjustment	11,983	59,649

Fair value of plan assets at end of year	574,194	535,168	—	—	—	—

Funded surplus (deficit) at end of year	$21,252	$3,039	$(1,008)	$(1,102)	$(6,977)	$(10,303)

Amounts recognized in the consolidated statements of financial condition consist of:
Prepaid pension asset (included in “other assets”)	$21,252	$8,032
Accrued benefit liability (included in “other liabilities”)		(4,993)	$(1,008)	$(1,102)	$(6,977)	$(10,303)

Net amount recognized	$21,252	$3,039	$(1,008)	$(1,102)	$(6,977)	$(10,303)

Amounts recognized in accumulated other comprehensive income (excluding tax of $356 and $834 at December 31, 2007 and 2006, respectively) consist of:
Actuarial net (gain) loss	$62,368	$57,068	$(115)	$15	$1,199	$3,414
Prior service credit					(3,786)	(5,168)

Net amount recognized	$62,368	$57,068	$(115)	$15	$(2,587)	$(1,754)

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following table summarizes the fair value of plan assets, the accumulated benefit obligation and the projected benefit obligation at December 31, 2007 and 2006:

	LFNY Pension Plans As Of December 31,		LCH Pension Plans As Of December 31,		Total
	2007	2006	2007	2006	2007	2006
Fair value of plan assets	$27,962	$28,868	$546,232	$506,300	$574,194	$535,168
Accumulated benefit obligation	$24,334	$28,491	$528,608	$503,638	$552,942	$532,129
Projected benefit obligation	$24,334	$28,491	$528,608	$503,638	$552,942	$532,129

The following table summarizes the components of benefit costs, the return on plan assets, benefits paid, contributions and other amounts recognized in other comprehensive income for the years ended December 31, 2007, 2006 and 2005 for LFNY and LCH, as well as the allocation of total costs between continuing and discontinued operations for each period:

	Pension Plans For The Years Ended December 31,			Pension Plan Supplement For The Years Ended December 31,			Post-Retirement Medical Plans For The Years Ended December 31,
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Components of net periodic benefit cost (credit):
Service cost		$1,595	$7,061				$165	$134	$224
Interest cost	$27,368	24,815	26,165	$58	$62	$86	435	362	519
Expected return on plan assets	(33,579)	(29,027)	(27,259)
Amortization of:
Prior service credit			(442)				(1,382)	(1,382)	(1,564)
Net actuarial (gain) loss	379	1,796	3,098			(7)	584	283	313

Net periodic benefit cost (credit)	(5,832)	(821)	8,623	58	62	79	(198)	(603)	(508)
Settlements (curtailments)		1,139	1,086		(7)		(1,695)	(9,212)	(12,715)
Special termination benefits			188			(27)

Total benefit cost (credit)	(5,832)	318	9,897	58	55	52	(1,893)	(9,815)	(13,223)
Less portion related to discontinued operations			2,252			(15)			324

Total benefit cost (credit) from continuing operations	$(5,832)	$318	$7,645	$58	$55	$67	$(1,893)	$(9,815)	$(13,547)

Actual return on plan assets	$31,592	$31,432	$58,550
Employer contributions	$16,409	$32,673	$33,304	$22	$128	$697	$643	$1,380	$1,217
Plan participants’ contributions									$(2)
Benefits paid	$20,958	$28,272	$26,816	$22	$128	$697	$643	$1,380	$1,277

Other changes in plan assets and benefit obligations recognized in other comprehensive income (excluding tax benefit of $478):
Net actuarial (gain) loss	$4,540			$(130)			$(1,631)
Reclassification of prior service credit to earnings							1,382
Reclassification of actuarial loss to earnings	(379)						(584)
Currency translation adjustment	1,139

Total recognized in other comprehensive income	$5,300			$(130)			$(833)

Net amount recognized in total periodic benefit cost and other comprehensive income	$(532)			$(72)			$(2,726)

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The amounts in “accumulated other comprehensive income” on the consolidated statement of financial condition as of December 31, 2007 that are expected to be recognized as components of net periodic benefit cost (credit) for the year ending December 31, 2008 are as follows:

	Pension Plans	Pension Plan Supplement	Post- Retirement Medical Plans	Total
Prior service credit	—	—	$(1,382)	$(1,382)
Net actuarial (gain) loss	$383	$(1)	$142	$524

The assumptions used to develop actuarial present value of the projected benefit obligation and net periodic pension cost are set forth below:

	Pension Plans As Of Or For the Years Ended December 31,			Pension Plan Supplement As Of Or For the Years Ended December 31,			Post-Retirement Medical Plans As Of Or For the Years Ended December 31,
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.8%	4.8%	4.8%	6.5%	5.5%	5.5%	6.5%	5.5%	5.5%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.1%	5.2%	5.3%	5.5%	5.5%	6.0%	5.5%	5.5%	6.0%
Expected long-term rate of return on plan assets	6.1%	6.1%	6.2%
Healthcare cost trend rates used to determine net periodic benefit cost:
Initial							10.0%	8.0%	9.5%
Ultimate							6.0%	6.0%	6.0%
Year ultimate trend rate achieved							2011	2008	2008

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

The assumed cost of healthcare has an effect on the amounts reported for the Company’s post-retirement plans. A 1% change in the assumed healthcare cost trend rate would increase (decrease) our cost and obligation as follows:

	1% Increase		1% Decrease
	2007	2006	2007	2006
Cost	$81	$69	$(68)	$(58)
Obligation	$791	$1,073	$(678)	$(908)

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Expected Benefit Payments—The following table summarizes the expected benefit payments for the Company’s plans for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

	Pension Plans	Pension Plan Supplement	Post-Retirement Medical Plans
2008	$17,010	$75	$394
2009	18,012	125	424
2010	18,807	57	456
2011	19,823	138	486
2012	20,916	97	532
2013-2017	121,614	354	2,863

Plan Assets—The Company’s weighted-average asset allocations relating to the Company’s pension plans at December 31, 2007 and 2006, by asset category, are as follows:

	December 31,
	2007	2006
Asset Category
Equity Securities	42%	47%
Debt Securities	55	51
Other (includes cash, annuities and accrued dividends)	3	2

Total	100%	100%

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

Defined Contribution Plans—LFNY and LCH also contribute to employer sponsored defined contribution plans. Contributions to these plans amount to $9,294, $7,944 and $4,975 for the years ended December 31, 2007, 2006 and 2005, respectively, which are included in “compensation and benefits” expense and $1,182 for the year ended December 31, 2005 which is included in “loss from discontinued operations” on the consolidated statements of income. Effective January 1, 2005, the LFNY defined contribution plan was amended to provide for certain matching contributions by the Company. Effective April 1, 2006, the LCH defined contribution plan was amended to provide benefits to substantially all its employees who were previously covered under the LCH defined benefit pension plans.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

16.	INCOME TAXES

Income taxes from continuing operations for the years ended December 31, 2007, 2006 and 2005 consist of:

	Year Ended December 31,
	2007	2006	2005
Current expense:
Federal	$955	$29	$4
Foreign	83,939	64,524	57,861
State and local (primarily UBT)	10,891	4,296	3,866

Total current	95,785	68,849	61,731

Deferred expense (benefit):
Foreign	(6,999)	(4,290)	(7,558)

Total deferred	(6,999)	(4,290)	(7,558)

Total	$88,786	$64,559	$54,173

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate on income from continuing operations is set forth below:

	Year Ended December 31,
	2007	2006	2005
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Rate benefit for U.S. partnership operations	(35.0)	(35.0)	(35.0)
Foreign taxes	17.6	18.1	14.6
State and local taxes, primarily UBT	2.5	1.2	1.1
Other, net	0.3	—	—

Effective income tax rate	20.4%	19.3%	15.7%

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

	December 31,
	2007	2006
Deferred Tax Assets:
Compensation and benefits	$19,688	$11,905
Pensions	125	1,255
Depreciation and amortization	2,418	1,953
Basis adjustments recorded as a result of reorganization related to the equity public offering and Secondary Offering	61,653	—
Bad debt provision	1,108	991
Property	4,607	4,358
Net operating loss and tax credit carryforwards	68,311	57,783
Other	1,175	417

Gross deferred tax assets	159,085	78,662
Valuation allowance	(125,214)	(64,164)

Total deferred tax assets (net of valuation allowance)	$33,871	$14,498

Deferred Tax Liabilities:
Unrealized gains on investments	$4,398	$4,522
Depreciation and amortization	20,545	19,221
Other	7,744	644

Total deferred tax liabilities	$32,687	$24,387

As a result of a reorganization of the ownership structure of several legal entities that occurred within Lazard Group during the year ended December 31, 2007, certain deferred tax assets previously reflected by Lazard Ltd were recorded by Lazard Group. These deferred tax assets primarily relate to a step-up in tax basis of net assets that occurred concurrently with the recapitalization and equity offering transactions by Lazard Ltd during 2005 and 2006 (see Note 2 of Notes to Consolidated Financial Statements). These deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of the realization of the benefits of the tax versus book basis differences.

The net increase in gross deferred tax assets of $80,423 in 2007 was primarily due to the tax effects of an increase in temporary differences relating to compensation and benefits of $7,783 and an increase in net operating loss and tax credit carryforwards of $10,528 as well as the tax effect of the tax basis step-up of net assets from the recapitalization and equity offering transactions described above.

The deferred tax assets are offset by a valuation allowance of $125,214 and $64,164 at December 31, 2007 and 2006, respectively, due to the uncertainty of realizing the benefits of the book versus tax basis temporary differences and certain net operating loss carry-forwards. The net increase in the valuation allowance of $61,050 in 2007 is primarily the result of the valuation allowance recorded by the Company with respect to the uncertainty of realizing the benefits of the tax basis step-up of net assets described above.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The Company’s net operating loss and tax credit carryforwards primarily relate to (i) carryforwards in the U.K., at December 31, 2007 and 2006, which may be carried forward indefinitely, subject to various limitations, and (ii) carryforwards in Italy and the U.S., at December 31, 2007 and 2006, which begin expiring in years after 2011.

UBT attributable to certain member distributions has been reimbursed by the members under an agreement with the Company.

As previously disclosed, the Company adopted FIN No. 48 on January 1, 2007. The cumulative effect of the Company’s adoption of FIN No. 48 was a charge of $14,721 to the January 1, 2007 members’ deficiency balance. As of the adoption date, the Company had unrecognized tax benefits of $31,255, including $5,132 related to interest and penalties, of which $27,352, if recognized, would favorably affect the effective tax rate as a valuation allowance of $3,903 would be established against the deferred tax assets previously offset by the unrecognized tax benefit. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. With few exceptions, the Company is no longer subject to income tax examination by foreign tax authorities for years prior to 2003 and by U.S. federal, state and local tax authorities for years prior to 2004. While we are under examination in various tax jurisdictions with respect to certain open years, the Company believes that the result of any final determination related to these examinations is not expected to have a material impact on its financial statements. Developments with respect to such examinations are monitored on an on-going basis and adjustments to tax liabilities are made as appropriate.

A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the year ended December 31, 2007 is as follows:

Balance, January 1, 2007 (excluding interest and penalties of $5,132)	$26,123
Decreases in gross unrecognized tax benefits pertaining to tax positions taken during prior years	(7,052)
Increases in gross unrecognized tax benefits pertaining to tax positions taken during the current year	5,486
Decreases in gross unrecognized tax benefits relating to settlements with taxing authorities	(702)
Reductions to gross unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(487)

Balance, December 31, 2007 (excluding interest and penalties of $5,195)	$23,368

The amount of unrecognized tax benefits at December 31, 2007 that, if recognized, would favorably affect the effective tax rate is $25,477 as a valuation allowance of $3,086 would be established against the deferred tax assets previously offset by the unrecognized tax benefit. Such amount includes $5,195 of interest and penalties accrued in the statement of financial condition, of which $63 was recognized in current income tax expense during the year ended December 31, 2007 after giving effect to a reversal of interest and penalties of $1,002 in connection with the decreases referred to in the table above. The decreases in gross unrecognized tax benefits pertaining to tax positions taken during prior years results primarily from the favorable conclusion of tax audits.

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits recorded at December 31, 2007 will decrease within 12 months by an amount up to approximately $3,300 as a result of the lapse of the statute of limitations in various taxing jurisdictions.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

17.	RELATED PARTIES

Amounts receivable from, and payable to, related parties as of December 31, 2007 and 2006 are set forth below:

	December 31,
	2007	2006
Receivables
LFCM Holdings	$28,906	$18,493
LAZ-MD Holdings	1,280	50
Lazard Ltd Subsidiaries	91	17
Other	101

Total	$30,378	$18,560

Payables
LFCM Holdings	$964	$376
Lazard Ltd Subsidiaries	53,841	3,137

Total	$54,805	$3,513

LFCM Holdings

LFCM Holdings owns and operates the separated businesses and is owned by the working members, including certain of Lazard’s managing directors (which also include our executive officers) who are also members of LAZ-MD Holdings. In addition to the master separation agreement which effected the separation and recapitalization discussed in Note 2 of Notes to Consolidated Financial Statements, LFCM Holdings entered into an insurance matters agreement and a license agreement that addressed various business matters associated with the separation, as well as several other agreements discussed below.

Under the employee benefits agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings, LFCM Holdings generally assumed, as of the completion of the separation and recapitalization transactions, all outstanding and future liabilities in respect of the current and former employees of the separated businesses. The Company retained all accrued liabilities under, and assets of, the pension plans in the U.S. and the U.K. as well as the 401(k) Plan accounts of the inactive employees of LFCM Holdings and its subsidiaries. See Note 15 of Notes to Consolidated Financial Statements for additional information regarding employer contributions and indemnities from LFCM Holdings.

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

The services provided by Lazard Group to LFCM Holdings and by LFCM Holdings to Lazard Group under the administrative services agreement generally will be provided until December 31, 2008, subject to automatic annual renewal, unless either party gives 180 days’ notice of termination. LFCM Holdings and Lazard Group have a right to terminate the services earlier if there is a change of control of either party or the business alliance provided in the business alliance agreement expires or is terminated. The party receiving a service may also terminate a service earlier upon 180 days’ notice as long as the receiving party pays the service provider an additional three months of service fee for terminated service.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The business alliance agreement provides, among other matters, that Lazard Group will refer to LFCM Holdings selected opportunities for underwriting and distribution of securities. In addition Lazard Group will provide assistance in the execution of any such referred business. In exchange for the referral obligation and assistance, Lazard Group will receive a referral fee from LFCM Holdings equal to approximately half of the revenue obtained by LFCM Holdings in respect of any underwriting or distribution opportunity. In addition, LFCM Holdings will refer opportunities in the Financial Advisory and Asset Management businesses to Lazard Group. In exchange for this referral, LFCM Holdings will be entitled to a customary finders’ fee from Lazard Group. The business alliance agreement further provides that, during the term of the business alliance, LFNY and Lazard Asset Management Securities LLC, an indirect wholly-owned subsidiary of LFNY, will introduce execution and settlement transactions to broker-dealer entities affiliated with LFCM Holdings. The term of the business alliance will expire on the fifth anniversary of the equity public offering, subject to periodic automatic renewal, unless either party elects to terminate in connection with any such renewal or elects to terminate on account of a change of control of either party.

Amounts recorded by Lazard Group in its consolidated statements of income relating to administrative and support services amounted to $3,769 and $5,322, respectively, for the years ended December 31, 2007 and 2006 and $3,084 for the period May 10, 2005 through December 31, 2005, and shared fees including referral fees for underwriting and private placement transactions amounted to $31,722 and $14,491, respectively, for the years ended December 31, 2007 and 2006, and $6,338 for the period May 10, 2005 through December 31, 2005. Such amounts are reported as reductions to operating expenses and as other revenue, respectively.

In connection with the separation, Lazard Group transferred to LFCM Holdings its ownership interest in Panmure Gordon & Co. plc (“PG&C”). Lazard Group and LFCM Holdings agreed to share any net cash proceeds, derived prior to May 2013, from any subsequent sale by LFCM Holdings of the shares it owns in PG&C. As a result of LFCM Holdings selling a portion of its interest in PG&C in June, 2007, the Company recorded a gain of $9,296, which is included in “revenue—other” on the consolidated statement of income for the year ended December 31, 2007. Such amount is included in the receivable from LFCM Holdings as of December 31, 2007 and is due in April, 2008. The above-mentioned transaction resulted in a $4,025 increase in operating income for year ended December 31, 2007. As of December 31, 2007, LFCM Holdings owns 17.5% of PG&C.

The remaining receivables from LFCM Holdings and its subsidiaries as of December 31, 2007 and 2006 primarily include $7,037 and $9,989, respectively, related to the lease indemnity agreement, $5,312 and $3,061, respectively, related to administrative and support services and reimbursement of expenses incurred on behalf of LFCM Holdings and $5,853 and $4,091, respectively, related to referral fees for underwriting transactions.

See also Note 2 of Notes to Consolidated Financial Statements for information regarding the Company’s Primary and Secondary Offerings in December, 2006, and for which LCM participated as an underwriter. In addition, see Note 13 of Notes to Consolidated Financial Statements for information relating to the Sapphire IPO.

LAZ-MD Holdings

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the years ended December 31, 2007 and 2006 and for the period May 10, 2005 through December 31, 2005, such charges amounted to $1,300, $200 and $145, respectively.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Lazard Ltd Subsidiaries

As of December 31, 2007 and 2006, Lazard Group’s receivables from subsidiaries of Lazard Ltd primarily relate to amounts paid by Lazard Group on behalf of such subsidiaries.

As of December 31, 2007, Lazard Group’s payables to subsidiaries of Lazard Ltd include amounts payable in connection with Lazard Group’s acquisition of GAHL and Lazard Ltd’s acquisition of CWC and subsequent contribution of CWC to Lazard Group of approximately $52,800 (see Note 7 of Notes to Consolidated Financial Statements). In addition, as of December 31, 2007 and 2006, Lazard Group’s payables to subsidiaries of Lazard Ltd include amounts payable for the quarterly contract adjustment payments on the purchase contracts associated with the ESUs of $1,058 and $3,137, respectively (see Note 2 of Notes to Consolidated Financial Statements).

18.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded on LFNY’s statement of financial condition, or $5, whichever is greater. At December 31, 2007, LFNY’s regulatory net capital was $168,129 which exceeded the minimum requirement by $160,157.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Services Authority. At December 31, 2007, the aggregate regulatory net capital of the U.K. Subsidiaries was $237,768, which exceeded the minimum requirement by $181,451.

CFLF, through which non-corporate finance advisory activities are carried out in France, is subject to regulation by the Commission Bancaire and the Comité des Etablissements de Crédit et des Enterprises d’Investissement for its banking activities, conducted through its subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management) and Fonds Partenaires Gestion (private equity), are subject to regulation and supervision by the Autorité des Marchés Financiers. At December 31, 2007, the consolidated regulatory net capital of CFLF was $189,676, which exceeded the minimum requirement set for regulatory capital levels by $81,954.

Certain other U.S. and non-U.S. subsidiaries are subject to various other capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At December 31, 2007, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $67,351, which exceeded the minimum required capital by $51,014.

At December 31, 2007, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

Over the past several years, European Union financial services regulators have taken steps to institute consolidated supervision over a wide range of financial services companies that conduct business in the European Union, even if their head offices are located outside of the European Union. Under the Financial Conglomerates Directive (2002/87/EC), we, along with a number of our competitors, were required to submit to consolidated supervision by a European Union financial services regulator commencing on January 1, 2005, unless we were already subject to “equivalent” supervision by another regulator. During 2004, the SEC issued final regulations establishing a consolidated supervision framework for investment banks. Under these regulations, we can

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

voluntarily submit to a stringent framework of rules relating to group-wide capital levels, internal risk management control systems and regulatory reporting requirements. We have elected to become subject to consolidated supervision by the SEC and formally notified the SEC of our intention in December 2004. It is possible that these regulations may ultimately require that we increase our regulatory capital, which may adversely affect our profitability and result in other increased costs. We are currently in the process of formal discussions with the SEC in connection with consolidated supervision matters and expect to be subject to consolidated supervision by the SEC sometime during 2008.

19.	SEGMENT OPERATING RESULTS

The Company’s reportable segments offer different products and services and are managed separately as different levels and types of expertise are required to effectively manage the segments’ transactions. Each segment is reviewed to determine the allocation of resources and to assess its performance. Subsequent to May 10, 2005, the Company’s principal operating activities are included in two business segments: Financial Advisory which includes providing advice on mergers and acquisitions, restructurings, capital raising and similar transactions, and Asset Management which includes the management of equity and fixed income securities and alternative investment and private equity funds. In addition, the Company records selected other activities in its Corporate segment, including management of cash, certain investments and the commercial banking activities of LFB. The Company also allocates outstanding indebtedness to its Corporate segment.

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

The Company’s segment information for the years ended December 31, 2007, 2006 and 2005 is prepared using the following methodology:

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

Each segment’s operating expenses include (i) compensation and benefits expenses incurred directly in support of the businesses and (ii) other operating expenses, which include directly incurred expenses for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services and indirect support costs (including compensation and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

There were no clients for the years ended December 31, 2007, 2006 and 2005 that individually constituted more than 10% of the net revenue of either of the Company’s business segments.

Management evaluates segment results based on net revenue and operating income and believes that the following information provides a reasonable representation of each segment’s contribution to continuing operations with respect to net revenue, operating income and total assets:

		As Of Or For The Year Ended December 31,
		2007	2006	2005
Financial Advisory	Net Revenue	$1,240,177	$973,337	$864,812
	Operating Expenses (a)	920,705	722,151	589,024

	Operating Income (b)	$319,472	$251,186	$275,788

	Total Assets	$811,752	$452,627	$336,576

Asset Management	Net Revenue	$724,751	$553,212	$466,188
	Operating Expenses (a)	539,800	418,022	349,801

	Operating Income	$184,951	$135,190	$116,387

	Total Assets	$580,716	$418,538	$308,054

Corporate	Net Revenue	$(48,035)	$(33,380)	$(29,589)
	Operating Expenses (a)	20,324	19,320	16,910

	Operating Income (Loss)	$(68,359)	$(52,700)	$(46,499)

	Total Assets	$2,371,474	$2,316,042	$1,262,503

Total	Net Revenue	$1,916,893	$1,493,169	$1,301,411
	Operating Expenses (a)	1,480,829	1,159,493	955,735

	Operating Income	$436,064	$333,676	$345,676

	Total Assets	$3,763,942	$3,187,207	$1,907,133

(a)	Operating expenses from continuing operations include depreciation and amortization of property as set forth in table below.

	Year Ended December 31,
	2007	2006	2005
Financial Advisory	$4,508	$3,311	$4,030
Asset Management	2,888	2,525	2,099
Corporate	9,338	8,446	8,649

Total (excluding amounts relating to discontinued operations of $570 in 2005)	$16,734	$14,282	$14,778

(b)	Operating income in 2007 excluding amortization of intangible assets related to acquisitions was $340,995.

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following table sets forth the net revenue from, and identifiable assets for, continuing operations of the Company and its consolidated subsidiaries by geographic region allocated on the basis described above.

	As Of Or For The Year Ended December 31,
	2007	2006	2005
Net Revenue:
United States	$971,193	$775,609	$621,397
United Kingdom	275,536	245,409	209,812
France	358,074	267,806	208,393
Other Western Europe	186,270	158,897	197,384
Rest of World	125,820	45,448	64,425

Total	$1,916,893	$1,493,169	$1,301,411

Identifiable Assets:
United States	$1,471,009	$983,592	$479,186
United Kingdom	352,695	335,953	261,966
France	1,518,606	1,663,523	959,695
Other Western Europe	216,094	160,814	165,794
Rest of World	205,538	43,325	40,492

Total	$3,763,942	$3,187,207	$1,907,133

20.	DISCONTINUED OPERATIONS

Operating results from discontinued operations for the year ended December 31, 2005 were as follows:

Net revenue	$39,599

Pre-tax loss	$(14,246)
Provision for income taxes	3,330

Loss from discontinued operations (net of tax)	$(17,576)

21.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The majority of the Company’s assets and liabilities are recorded at fair value or at amounts that approximate fair value. Such assets and liabilities include cash and cash equivalents, cash and securities segregated for regulatory purposes, investments, derivative instruments, receivables and payables, and other short-term borrowings and payables (also see discussion in Note 3 of Notes to Consolidated Financial Statements).

Senior and Subordinated Debt—The Company’s senior and subordinated debt are recorded at historical amounts. The fair value of the Company’s senior and subordinated debt was estimated using a discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements or based on market quotations where available. At December 31, 2007 and 2006, the carrying value of the Company’s senior and subordinated debt approximated fair value.

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY RESULTS (UNAUDITED)

The following represents the Company’s unaudited quarterly results from continuing operations for the years ended December 31, 2007 and 2006. These quarterly results were prepared in conformity with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	2007 Fiscal Quarter
	First	Second	Third	Fourth	Year
	(dollars in thousands)

Net revenue	$369,070	$421,172	$541,887	$584,764	$1,916,893
Operating expenses	290,802	331,542	423,317	435,168	1,480,829

Operating income	$ 78,268	$ 89,630	$118,570	$149,596	$ 436,064

Net income	$ 63,364	$ 68,780	$ 91,678	$118,312	$ 342,134

	2006 Fiscal Quarter
	First	Second	Third	Fourth	Year
	(dollars in thousands)

Net revenue	$336,216	$386,823	$297,386	$472,744	$1,493,169
Operating expenses	257,966	301,781	248,156	351,590	1,159,493

Operating income	$ 78,250	$ 85,042	$ 49,230	$121,154	$ 333,676

Net income	$ 59,703	$ 72,402	$ 40,546	$ 91,342	$ 263,993

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2007 (the end of the period covered by this annual report on Form 10-K). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Information regarding our executive officers is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.” Our Board of Directors is divided into three classes, and members of each class serve for a three year term. Lazard Group’s board of directors and executive officers are the same as those of Lazard Ltd.

Class I Directors with Terms Expiring in 2008

Bruce Wasserstein, age 60, has served as Chairman and Chief Executive Officer of Lazard Ltd and Lazard Group since May 2005. Mr. Wasserstein has served as a director of Lazard Group since January 2002 and as a director of Lazard Ltd since April 2005. Mr. Wasserstein served as the Head of Lazard and Chairman of the Executive Committee of Lazard Group from January 2002 until May 2005. Prior to joining Lazard, Mr. Wasserstein was Executive Chairman at Dresdner Kleinwort Wasserstein from January 2001 to November 2001. Prior to joining Dresdner Kleinwort Wasserstein, he served as CEO of Wasserstein Perella Group (an investment banking firm he co-founded) from February 1988 to January 2001, when Wasserstein Perella Group was sold to Dresdner Bank. Prior to founding Wasserstein Perella Group, Mr. Wasserstein was the Co-Head of Investment Banking at The First Boston Corporation. Prior to joining First Boston, Mr. Wasserstein was an attorney at Cravath, Swaine & Moore. Mr. Wasserstein also currently serves as Chairman of Wasserstein & Co., LP, a private merchant bank and is a member of the board of directors of Harry & David Holdings, Inc.

Ronald J. Doerfler, age 66, has served as a director of Lazard Ltd and Lazard Group since June 2006. Mr. Doerfler has been senior vice president and chief financial officer of The Hearst Corporation since February 1998, and was elected a member of Hearst’s board of directors in August 2002. Hearst is one of the nation’s largest diversified communications companies, with interests in magazine and newspaper publishing, television and radio stations, newspaper comics and features syndication, cable TV networks, television production and syndication, and new media activities. Mr. Doerfler arrived at Hearst from ABC, Inc., where he was senior vice president and chief financial officer. He joined Capital Cities Communications in 1969, was appointed treasurer in 1977 and senior vice president and chief financial officer in 1980. He played a major role in Capital Cities’ acquisition of ABC in 1986, and with the combined group’s 1996 merger with The Walt Disney Company. Mr. Doerfler is the chairman of the Audit Committee of the board of directors of Lazard Ltd.

Michael J. Turner, CBE, age 59, has served as a director of Lazard Ltd and Lazard Group since March 2006. Mr. Turner has served as Chief Executive Officer of BAE Systems Plc since March 2002. Mr. Turner joined BAE Systems in 1966 and since that time has held a number of commercial, marketing and general management positions, including Chief Operating Officer from 1999 to March 2002. Mr. Turner is a member of the Board of Directors of Art Properties UK Ltd and joint chairman of the Aerospace Innovation and Growth Team in the UK. Mr. Turner is a member of the Compensation Committee and the Nominating & Governance Committee of the board of directors of Lazard Ltd.

Class III Directors with Terms Expiring in 2009

Steven J. Heyer, age 55, has served as a director of Lazard Ltd and Lazard Group since June 2005. Mr. Heyer has served as Chief Executive Officer of Starwood Hotels & Resorts Worldwide from October 2004 until April 2007. Prior to joining Starwood, he was President and Chief Operating Officer of The Coca-Cola Company from 2002 to September 2004. From 1994 to 2002 he was President and Chief Operating Officer of Turner Broadcasting System, Inc., and a member of AOL Time Warner’s Operating Committee. Previously, Mr. Heyer was President and Chief Operating Officer of Young & Rubicam Advertising Worldwide, and before that spent 15 years at Booz Allen & Hamilton, ultimately becoming Senior Vice President and Managing Partner. He currently serves as Vice Chairman and as a member of the Board of Mistral Acquisition Company and is a member of the Board of Directors of Phorm, Inc., the National Collegiate Athletic Association and the Special Olympics. Mr. Heyer is the chairman of the Compensation Committee and a member of the Nominating & Governance Committee of the board of directors of Lazard Ltd.

Sylvia Jay, CBE, age 61, has served as a director of Lazard Ltd and Lazard Group since March 2006. Lady Jay is Vice Chairman of L’Oreal UK, a position she has held since September 2005. From January 2001 to August 2005, she was the Director General of the Food & Drink Federation, a UK trade body. Lady Jay joined the United Kingdom Civil Service in 1971. Her civil service career, until she resigned in 1995, mainly concerned government financial aid to developing countries, including being a non-executive director to the Gibraltar Ship Repair Company. She also worked in the Civil Service Selection Board to recruit fast stream administrators and diplomats; the French Ministere de la Cooperation; the French Tresor and was one of a small international team which set up the European Bank for Reconstruction and Development. Lady Jay is on the board of directors of Saint-Gobain and Alcatel-Lucent, as well as, Chairman of Food from Britain. Lady Jay is a member of the Compensation Committee and the Nominating & Governance Committee of the board of directors of Lazard Ltd.

Vernon E. Jordan, Jr., age 72, has served as a director of Lazard Ltd and Lazard Group since May 2005. Mr. Jordan has served as a Senior Managing Director of Lazard Frères & Co. LLC since January 2000. Mr. Jordan has been Of Counsel at Akin, Gump, Strauss, Hauer & Feld L.L.P. since January 2000, where he served as Senior Executive Partner from January 1982 to December 1999. Prior to that, Mr. Jordan served as President and Chief Executive Officer of the National Urban League, Inc. from January 1972 to December 1981. Mr. Jordan currently serves on the boards of directors of American Express Company, Asbury Automotive Group, Inc., and Xerox Corporation; as a trustee to Howard University and DePauw University; and on the International Advisory Board of Barrick Gold.

Class II Directors with Terms Expiring in 2010

Ellis Jones, age 54, has served as a director of Lazard Ltd and Lazard Group since May 2005. Mr. Jones has served as Chief Executive Officer of Wasserstein & Co., LP since January 2001. Prior to becoming Chief Executive Officer of Wasserstein & Co., LP, Mr. Jones was a Managing Director of the investment banking firm Wasserstein Perella Inc. from February 1995 to January 2001. Prior to joining Wasserstein Perella Inc., Mr. Jones was a Managing Director at Salomon Brothers Inc. in its Corporate Finance Department from March 1989 to February 1995. Prior to joining Salomon Brothers Inc., Mr. Jones worked in the Investment Banking Department at The First Boston Corporation from September 1979 to March 1989. Mr. Jones is a member of the board of directors of Harry & David Holdings, Inc.

Anthony Orsatelli, age 56, has served as a director of Lazard Ltd and Lazard Group since May 2005. Mr. Orsatelli has served as a Member of the Executive Board of Natixis since November 2006 and as a Member of the Executive Board of IXIS Corporate and Investment Bank (“IXIS”) from December 2006 until its merger into Natixis in December 2007. Mr. Orsatelli served as the Chief Executive Officer of IXIS Corporate and Investment Bank from November 2004 to December 2006 and as a Member of the Executive Board of Caisse Nationale des Caisses d’Epargne from December 2003 until November 2006. Previously, Mr. Orsatelli held various senior positions with CDC IXIS and CDC Marchés since June 1996. Prior to joining CDC Marchés, Mr. Orsatelli served as the Deputy Head of the Capital Markets Department of Caisse des Dépôts Paris from March 1995 to June 1996. Mr. Orsatelli previously served as the Head of the BNP Group in Japan from January 1992 to March 1995, as a Managing Director of BNP Securities London from October 1988 to December 1991, and as the Head of the international department and risk management at BNP’s financial division from July 1987 to October 1988. Mr. Orsatelli held positions with the French Ministry of Finance from September 1981 to July 1987 and with the Prime Minister’s office in France from September 1977 to September 1981. Mr. Orsatelli is a member of the Audit Committee of the board of directors of Lazard Ltd.

Hal S. Scott, age 64, has served as a director of Lazard Ltd and Lazard Group since March 2006. Professor Scott is the Nomura Professor and Director of the Program on International Financial Systems at Harvard Law School, where he has taught since 1975. Before joining Harvard he served as a Law Clerk for the Hon. Justice Byron R. White, U.S. Supreme Court, from 1973 to 1974, and as an Assistant Professor of Law, University of California at Berkeley from 1974 to 1975. Professor Scott has published numerous books and articles on finance, international trade and securities laws. He is the Director of the Committee on Capital Markets Regulation, past

President of the International Academy of Consumer and Commercial Law and past Governor of the American Stock Exchange (2002-2005). Professor Scott is the chairman of the Nominating & Governance Committee and a member of the Audit Committee of the board of directors of Lazard Ltd.

Agreements with Natixis and the Wasserstein Family Trusts

Natixis (as the surviving entity in a merger with IXIS Corporate & Investment Bank) holds $150 million of Lazard Ltd’s equity security units (which represent a contract to purchase Lazard Ltd Class A common stock on May 15, 2008 and a senior note of Lazard Group in an aggregate amount of $150 million) and 2,000,000 shares of Lazard Ltd Class A common stock, which were acquired in our recapitalization transactions in May 2005. In connection with this investment, we agreed that we will nominate one person designated by Natixis to the Board of Directors of Lazard Ltd and Lazard Group until such time as (1) the shares of Lazard Ltd common stock then owned by Natixis, plus (2) the shares of Lazard Ltd common stock issuable under the terms of any exchangeable securities issued by Lazard Ltd then owned by Natixis, constitute less than 50% of the sum of (a) the shares of Lazard Ltd common stock initially purchased by IXIS Corporate & Investment Bank, plus (b) the shares of Lazard Ltd common stock issuable under the terms of any exchangeable securities issued by Lazard Ltd initially purchased by IXIS Corporate & Investment Bank. Anthony Orsatelli is the Natixis nominee to the Board of Directors of Lazard Ltd and Lazard Group.

The Wasserstein family trusts hold 329,500 shares of Lazard Ltd Class A common stock and 9,958,196 LAZ-MD Holdings exchangeable interests that may be exchanged on a one for one basis into Lazard Ltd Class A common stock. At the time of the Lazard Ltd equity public offering in May 2005 (the “IPO”), we agreed that we would nominate one person designated by the Wasserstein family trusts to the Board of Directors of Lazard Ltd and Lazard Group until such time as (1) the shares of Lazard Ltd common stock then owned directly or indirectly by the family trusts or any beneficiaries of the Wasserstein family trusts (in the aggregate), plus (2) the shares of Lazard Ltd common stock issuable under the terms of any exchangeable interests issued by Lazard Ltd then owned directly or indirectly by the Wasserstein family trusts or any beneficiaries of the Wasserstein family trusts (in the aggregate), constitute less than 50% of the shares of Lazard Ltd common stock issuable under the terms of any exchangeable securities initially issued by Lazard Ltd in connection with the separation and recapitalization transactions on May 10, 2005 and held by the family trusts (in the aggregate) as of the date of the Lazard Ltd IPO. Ellis Jones is the nominee of the Wasserstein family trusts to the Board of Directors of Lazard Ltd and Lazard Group.

Audit Committee Financial Expert

Since Lazard Ltd’s Class A common stock is listed on the New York Stock Exchange and Lazard Group is part of Lazard Ltd’s consolidated reporting group, Lazard Group is not required to have a separate audit committee. Lazard Ltd maintains an independent audit committee and the Board of Directors of Lazard Ltd has determined that Mr. Ronald J. Doerfler has the requisite qualifications to satisfy the SEC definition of “audit committee financial expert”.

Code of Business Conduct and Ethics

Lazard Ltd has adopted the Code of Business Conduct and Ethics that is applicable to all directors, managing directors, officers and employees of Lazard Ltd, Lazard Group and their subsidiaries and affiliates, as well as a Supplement to the Code of Business Conduct and Ethics for certain other senior officers, including Lazard Group’s chief executive officer, chief financial officer and principal accounting officer. Each of these codes are available on our website at http://www.lazard.com/Investorrelations/ConductsandEthics.aspx and a copy has been filed as an exhibit to this Form 10-K. A printed copy of each of these documents is available upon request. We intend to disclose amendments to, or waivers from, the Code of Business Conduct and Ethics, if any, on our website.

Item 11.	Executive Compensation

The Lazard Ltd Compensation Committee oversees the compensation of the Lazard Group executive officers. The executive officers of Lazard Group are the same as those of Lazard Ltd.

Compensation Discussion and Analysis

Philosophy and Objectives of Our Compensation Programs

General. Our compensation programs are designed to attract, retain, and motivate executives and professionals of the highest level of quality and effectiveness. These compensation programs focus on rewarding the types of performance that increase shareholder value, including growing revenue, retaining clients, developing new client relationships, improving operational efficiency and managing risks. A substantial portion of each executive’s total compensation is intended to be variable and delivered on a pay-for-performance basis. The programs will provide compensation opportunities, contingent upon performance, that are competitive with practices of other similar financial services organizations. We target annual operating revenue, earnings and total shareholder return as our key performance metrics, with a goal of keeping compensation and benefits expense at or below 57.5% of our annual operating revenue. In allocating compensation to our executive officers, managing directors and other senior professionals, the primary emphasis, in addition to our performance, is on each individual’s contribution to the Company, business unit performance and compensation recommendations of the individuals to whom participants report. The Lazard Ltd Compensation Committee monitors the effectiveness of our compensation programs throughout the year and performs an annual reassessment of the programs in January of each year in connection with year-end compensation decisions. The Lazard Ltd Compensation Committee directly engaged Steven Hall & Partners, LLC, an independent compensation consulting firm, to assist it with benchmarking and compensation analyses.

Competitive Compensation Considerations. Because the competition to attract and retain high performing executives and professionals in the financial services industry is intense, the amount of total compensation paid to our executives must be considered in light of competitive compensation levels. In this regard, for our named executive officers, the Lazard Ltd Compensation Committee used as a benchmark an independently prepared survey regarding compensation levels in 2006 and, to the extent available, 2007, for comparable positions at The Bear Stearns Companies Inc., Black Rock, Inc., Goldman Sachs Group, Inc., Greenhill & Co., Inc., Jefferies Group, Inc., Legg Mason, Inc., Lehman Brothers Holdings Inc., Merrill Lynch & Co., Inc., and Morgan Stanley. While some of the companies listed above are larger than Lazard, we chose this comparator group because we compete in the same marketplace with these companies for highly qualified and talented financial service professionals.

Design of Our Compensation Programs

Compensation for each of our executive officers, managing directors and other senior professionals is viewed on a total compensation basis and then subdivided into two primary categories—base salary and incentive compensation. Our incentive compensation has two components: annual cash bonus and an equity based award. Decisions with regard to incentive compensation are made in January of each year and are based on Company and individual performance in the prior fiscal year. The Lazard Ltd Compensation Committee determines and approves the total compensation package (salary, cash bonus and equity based awards) to be paid to our chief executive officer, Mr. Wasserstein. Mr. Wasserstein, in turn, makes recommendations to the Lazard Ltd Compensation Committee as to the total compensation package to be paid to the other named executive officers, which are then subject to the review and approval of the Lazard Ltd Compensation Committee. Before any year-end compensation decisions are made, the Lazard Ltd Compensation Committee reviews a comprehensive tally sheet of all elements of each named executive officer’s compensation, including unrealized gains on prior equity-based awards and potential amounts to be delivered under all post-employment scenarios.

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

In January of each year a determination is made as to the total amount of incentive compensation to be paid to our managing directors and senior professionals, including our named executive officers, based on Company and individual performance in the prior fiscal year. An allocation is then made between cash and equity-based awards. In January of 2008, we applied a progressive formula based on total compensation for all of our managing directors and senior professionals, including the named executive officers, except with respect to Mr. Wasserstein, who received all of his incentive compensation in the form of an equity based award. Pursuant to this formula, as a participant’s total compensation (salary, cash bonus and equity-based award) increases, a greater percentage of his or her total compensation is composed of an equity-based award. This formula is based on a sliding scale that effectively begins at 15% for some of our associates, vice presidents and directors and generally reaches 60% for our highest paid managing directors. The remainder of an individual’s total incentive compensation award is payable in cash.

For 2007, the portion of total incentive compensation paid in equity-based compensation was awarded in the form of restricted stock units, or RSUs, granted under the 2005 Equity Incentive Plan. An RSU is a contractual right to receive a fixed number of shares of Class A common stock of Lazard Ltd upon the vesting of the RSU. The RSUs granted to our named executive officers in 2008 (which relate to 2007 performance) generally vest approximately three years after the date of grant, subject to the executive’s continued service with the Company. See “Grant of Plan Based Awards” below for a discussion of the terms of the RSUs. The purpose of the RSU awards is to maximize shareholder value by aligning the long-term interests of our senior executives with those of our shareholders. Each individual who receives an RSU becomes, economically, a long-term shareholder of Lazard, with the same interests as our other shareholders. This economic interest results because the amount a recipient ultimately realizes from an RSU depends on the value of Class A common stock of Lazard Ltd when actual shares are delivered upon vesting. RSU awards also serve as an important retention mechanism for Lazard by putting a significant portion of each recipient’s compensation at risk of forfeiture if he or she leaves the firm prior to the vesting date. In exchange for their RSU awards, our named executive officers agreed to limits on their ability to compete with Lazard or to solicit our clients and employees, which serves to protect the Company’s intellectual and human capital. In addition, each of our named executive officers own considerable interests in Lazard through their holdings of LAZ-MD Holdings exchangeable interests and previous grants of RSUs. As a result, we believe our executive officers have a demonstrable and significant interest in increasing shareholder value over the long term.

RSU awards are typically made at the end of January and this year were granted at the close of business after our public announcement of year-end earnings on January 30, 2008. The number of RSUs granted in 2008 (which relate to 2007 performance) was determined by dividing the dollar amount allocated to be granted as an equity based award by the closing price-per-share of the Class A common stock of Lazard Ltd on the NYSE on the grant date, January 30, 2008 ($37.81). The RSUs granted in January of 2008 will generally vest on March 31, 2011.

Impact of 2007 Performance on Compensation

In setting compensation levels for our employees, we primarily consider annual operating revenue and earnings. Our goal is to limit total compensation and benefits expense to 57.5% or less of our annual operating revenue, while maintaining a competitive compensation package for our executive officers, managing directors and other senior professionals. Our ratio of compensation and benefits expense to annual operating revenue is somewhat higher than that of the companies in our comparator group for three reasons. First, many of the companies in our comparator group are engaged in businesses, such as capital markets businesses, which have a large number of employees serving in administrative and support roles that generally pay their employees lower levels of compensation relative to our business. Second, part of our business strategy is to recruit and retain proven senior professionals who have strong client relationships and industry expertise. These individuals, because of the value they bring to the Company, command higher compensation. Third, many of the companies in our comparator group generate significant amounts of revenue in their capital markets business through the utilization of capital held on their balance sheet, which tends to increase the relative size of their annual operating revenues. These three factors cause our ratio of compensation and benefits expense to annual operating revenue to appear higher than our competitors. For 2007, the Lazard Ltd Compensation Committee determined that, in light of our annual operating revenue of $2.01 billion, the target level of total compensation and benefits expense to operating revenue could be set at 55.7%, while still meeting our compensation and retention objectives. The Lazard Ltd Compensation Committee concluded that this ratio of total compensation and benefits expense to annual operating revenue was appropriate for us in light of its discussions with our executive officers, information provided by Steven Hall & Partners, LLC, and our financial performance in 2007. This represents a 26% increase in total compensation and benefits expense to $1,123.1 million for 2007 compared with $891.4 million for 2006. This increase was slightly less than our 28% increase in annual operating revenue for 2007.

Compensation For Each of Our Named Executive Officers in 2007

General. In connection with our IPO, each of our named executive officers signed a retention agreement that established a guaranteed minimum level of compensation. The compensation amounts, including base salary, were negotiated at the time of the IPO and were meant to ensure that Lazard would have the services of each of the named executive officers during a critical time as we transitioned from being a private company to a public company. See “Retention Agreements with Named Executive Officers.” The base salary paid in 2007 to each of our named executive officers was the minimum required under each of their retention agreements: $4.8 million to Mr. Wasserstein; $500,000 to Mr. Castellano; $1.5 million to Mr. Golub; $600,000 to Mr. Hoffman; and $1.5 million to Mr. Ward.

The annual incentive compensation for our chief executive officer for 2007 was determined by the Lazard Ltd Compensation Committee. Annual incentive compensation for each of our other named executive officers was established based on the recommendation of our chief executive officer and approval by the Lazard Ltd Compensation Committee. While the retention agreements with each of our named executive officers establish an overall minimum level of compensation, annual cash bonuses and equity-based awards above this level were decided on a discretionary basis. Our chief executive officer reviewed with the Lazard Ltd Compensation Committee the performance of each of the named executive officers individually and their overall contribution to the Company in 2007, which was not based on any numerical targets.

Mr. Wasserstein. In determining the amount of incentive compensation to be paid to our chief executive officer, Mr. Wasserstein, the Lazard Ltd Compensation Committee considered Mr. Wasserstein’s individual performance and the Company’s overall performance in 2007, against the goals and objectives previously established for him by the Lazard Ltd Compensation Committee. These goals and objectives (which did not include numerical targets) consisted principally of:

Company Performance:

•	a review of operating revenue;

•	net income; and

•	total shareholder return.

Individual Performance:

•

evaluating his leadership and effectiveness in establishing and communicating the strategic vision necessary to position Lazard for future growth and profitability across Lazard’s businesses and regions;

•	motivating key employees and attracting and retaining new talent;

•	improving results at Lazard Asset Management;

•	facilitating European integration by improved collaboration;

•	setting financial targets and presenting a plan to achieve goals to the Board; and

•	keeping the Board informed and up-to-date regarding ongoing issues and initiatives within Lazard.

In evaluating the Company’s and Mr. Wasserstein’s performance, the Lazard Ltd Compensation Committee noted the following as set forth in Lazard Ltd’s Current Report on Form 8-K filed on January 30, 2008:

•	operating revenue for the full year 2007 increased 28% to a record $2.01 billion compared to $1.57 billion for 2006; and

•	Annual net income on a fully exchanged basis increased 37% to a record $322.7 million for 2007 from $236.2 million for 2006.

•

Financial Advisory operating revenue increased 27% to a record $1.24 billion for the full year of 2007, compared to $973.4 million for 2006, including a 22% increase in M&A operating revenue to a record $969.4 million compared to $792.5 million in 2006;

•	Asset Management operating revenue increased 31% during the full year of 2007 to a record of $717.3 million, compared to $548.5 million in the full year of 2006; and

•	average annual earnings per share growth of over 20% since Lazard’s IPO in May 2005.

In addition to record setting performance, Mr. Wasserstein and his executive team made substantial investments in the future, such as:

•

the successful acquisition and integration of Carnegie Wylie & Company, one of Australia’s leading independent financial advisory firms, and Goldsmith Agio Helms & Lynner LLC, a specialist investment bank focused on financial advisory for mid-sized private companies, as well as joint ventures or business relationships in Eastern Europe and South America; and

•	the Company’s success in recruiting highly regarded senior level talent;

Other factors considered by the Lazard Ltd Compensation Committee, included:

•	the client relationships cultivated by Mr. Wasserstein and their contribution to Lazard’s overall success;

•	Mr. Wasserstein’s reputation in the financial services industry as an innovative strategic thinker, financial advisor and deal maker; and

•	under Mr. Wasserstein leadership, Lazard’s articulation of a clear mission, vision, and strategy and 2007 execution that was consistent with this strategy.

The Lazard Ltd Compensation Committee also thoroughly reviewed Lazard’s past compensation practices, the competitive compensation practices at the other firms included in our comparator group and the unique value that Mr. Wasserstein brings to the Lazard franchise. Based on this review the Lazard Ltd Compensation Committee decided to award Mr. Wasserstein $36.2 million in incentive compensation payable entirely in RSUs valued at the closing price per share of the Class A common stock of Lazard Ltd on the NYSE on January 30, 2008 ($37.81). The Lazard Ltd Compensation Committee believed that it was important for Mr. Wasserstein to remain focused on (and that his 2007 compensation continue to be dependent on) Lazard’s long-term performance. The Lazard Ltd Compensation Committee believed that this RSU award, together with Mr. Wasserstein’s other equity interests in Lazard, achieved that objective.

The following table shows the base salary and incentive compensation paid to Mr. Wasserstein for his performance in 2007 in the manner it was considered by the Lazard Ltd Compensation Committee. This presentation differs from that contained in the Summary Compensation Table primarily through showing the full grant date value of the RSUs awarded on January 30, 2008, which related to 2007 performance but are not reflected in the Summary Compensation Table because they were granted after the end of our 2007 fiscal year. In addition, the “Change in Pension Value” column and the “All Other Compensation” column are omitted, as they were not material elements of Mr. Wasserstein’s compensation.

			Incentive Compensation
	Year	Salary	Annual Cash Bonus	Restricted Stock Unit Awards	Total Compensation
Bruce Wasserstein	2007	$4,800,000	—	$36,200,000	$41,000,000

Other Named Executive Officers. In determining annual incentive compensation for Mr. Golub, as vice chairman of Lazard and chairman of the financial advisory group, and Mr. Ward, as president of Lazard and chairman of the asset management group, Mr. Wasserstein noted the role that each individual plays in the Lazard organization, maintaining a balance between their leadership and administrative responsibilities within the firm, while continuing to cultivate important client relationships. These client relationships have lead to specific engagements that have contributed to the Company’s overall revenue growth in 2007. In making a recommendation on incentive compensation for each of Messrs. Golub and Ward, Mr. Wasserstein reviewed total revenue generated from each of their particular client relationships, each executive’s positioning on an internal pay equity scale vis-à-vis other managing directors within Lazard, and the competitive compensation practices at the other firms included in our comparator group. The tracking of revenue back to particular client relationships was an important factor considered in differentiating incentive compensation among Lazard’s managing director group. Based on Mr. Wasserstein’s recommendation, the Lazard Ltd Compensation Committee approved the following incentive compensation for each of Mr. Golub and Mr. Ward for their performance in 2007: Mr. Golub was paid a cash bonus of $4.5 million and received an RSU award valued at $10 million; and Mr. Ward was paid a cash bonus of $1.3 million and received an RSU award valued at $4.2 million. The RSUs awarded to Mr. Golub and Mr. Ward constituted approximately 62.5% and 60% of their total compensation (salary, bonus and equity award), respectively.

In determining incentive compensation for Mr. Castellano and Mr. Hoffman, Mr. Wasserstein noted that each provides significant leadership to Lazard in their roles as chief financial officer and general counsel, respectively. Mr. Castellano has overall responsibility for corporate finance and accounting at Lazard on a worldwide basis, and Mr. Hoffman oversees legal and compliance, human resources and public relations and communications. Mr. Wasserstein noted that both executives have been tasked with primary responsibility for establishing and implementing uniform internal policies within Lazard, so that other members of senior management can focus on building the Lazard franchise and cultivating client relationships. In making a recommendation on incentive compensation for Mr. Castellano, Mr. Wasserstein noted his contribution to the overall strength of the firm and his increasing responsibilities as head of the firm’s corporate finance strategy. With respect to Mr. Hoffman, Mr. Wasserstein noted his wide-ranging responsibility in overseeing legal operations worldwide, human resources and public relations; his role as lead counsel and negotiator in the acquisition of Carnegie Wylie & Company and Goldsmith Agio Helms, and the firm’s other joint ventures and alliances; and the intangible benefit to the firm of having an attorney of Mr. Hoffman’s caliber providing counsel to the firm on both legal and business matters. Based on Mr. Wasserstein’s recommendation, the Lazard Ltd Compensation Committee approved the following incentive compensation for each of Mr. Castellano and Mr. Hoffman for their performance in 2007: Mr. Castellano was paid a cash bonus of $1.6 million and received an RSU award valued at $900,000; Mr. Hoffman was paid a cash bonus of $1.9 million and received an RSU award valued at $1.5 million. The RSUs awarded to Mr. Castellano and Mr. Hoffman constituted approximately 30% and 37.5% of their total compensation (salary, bonus and equity award), respectively.

The following table shows the base salary and incentive compensation paid to Messrs. Castellano, Golub, Hoffman and Ward for their performance in 2007 in the manner it was considered by the Lazard Ltd Compensation Committee. This presentation differs from that contained in the Summary Compensation Table primarily through showing the full grant date value of the RSUs awarded on January 30, 2008, which related to 2007 performance but are not reflected in the Summary Compensation Table because they were granted after the end of our 2007 fiscal year. In addition, the “Change in Pension Value” column and the “All Other Compensation” column, are omitted as they were not material elements of each of the named executives’ compensation.

			Incentive Compensation
	Year	Salary	Annual Cash Bonus	Restricted Stock Unit Awards	Total Compensation
Michael J. Castellano	2007	$500,000	$1,600,000	$900,000	$3,000,000
Steven J. Golub	2007	$1,500,000	$4,500,000	$10,000,000	$16,000,000
Scott D. Hoffman	2007	$600,000	$1,900,000	$1,500,000	$4,000,000
Charles G. Ward, III	2007	$1,500,000	$1,300,000	$4,200,000	$7,000,000

Pursuant to the applicable disclosure rules, the value of the RSUs reported in the Summary Compensation Table for each of our named executive officers, including Mr. Wasserstein, is based on the dollar amount of compensation expense that is recognized in our consolidated financial statements for fiscal 2007 based on FAS No. 123R. Consequently, the Summary Compensation Table does not reflect the amortization relating to the RSU awards that were granted in January, 2008.

In October 2007, Lazard Funding Limited LLC (“Lazard Funding”), a wholly-owned subsidiary of Lazard Group, formed a special purpose acquisition company, Sapphire Industrials Corp., for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. In connection with the formation of Sapphire, Lazard Funding and each member of Sapphire’s board of directors (including Mr. Ward) purchased an aggregate of 23,000,000 founder units (with such number of units giving effect to the split of the units that occurred on January 17, 2008) for an aggregate purchase price of $143,750. Mr. Ward, as a member of the Sapphire board, purchased 306,667 founder units for a purchase price of $1,916.67. Approximately 13% of these founder units are subject to redemption by Sapphire at the original purchases price. Each founders’ unit consists of one share of Sapphire common stock and one warrant to purchase one share of Sapphire common stock. On January 24, 2008, Sapphire completed an initial public offering (the “Sapphire IPO”), raising $800 million through the sale of 80 million units at an offering price of $10.00 per unit. Lazard Funding and the Sapphire board members continue to hold Sapphire founders’ units. For more information on Mr. Ward’s founder units, please see the final prospectus for the Sapphire IPO, which is publicly available through the SEC’s internet site at http://www.sec.gov/Archives/edgar/data/1414255/000119312508008967/d424b4.htm. The Sapphire prospectus and the information contained therein is not incorporated by reference into this annual report.

Perquisites. In 2007, the Company provided a limited number of perquisites, with each of our named executive officers receiving less than $10,700 in perquisite compensation. Each of our managing directors, including the named executive officers, are responsible for paying the full premiums for any health insurance provided through the firm and do not receive any matching contributions from the Company on their personal contributions to Lazard’s 401(k) plan. Our managing directors, including the named executive officers, are the beneficiaries of a Company provided life insurance and excess liability insurance policy. Mr. Wasserstein reimburses the Company for personal use of a car and driver provided by Lazard based on the incremental cost of such use to the Company. Lazard also holds a fractional interest in a private aircraft. From time to time Mr. Wasserstein uses this aircraft for personal reasons and reimburses the Company at the incremental cost of such use. Each of our managing directors, including the named executive officers, are entitled to have their year-end personal tax returns prepared by our tax department. Messrs. Castellano, Golub and Hoffman have availed themselves of this benefit, while Mr. Wasserstein and Mr. Ward have chosen to use and pay for their own tax advisors. This perquisite has been an historical practice of the firm, and is provided due to the complexity involved in preparing such tax returns as the Company continues to be viewed as a partnership for U.S. tax purposes.

Post-Employment Benefits. Each of Mr. Golub and Mr. Hoffman has an accrued benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan, a qualified defined-benefit pension plan, and Mr. Hoffman has accrued additional benefits under a related supplemental defined-benefit pension plan. In each case, these benefits accrued prior to the applicable officer’s becoming a managing director of Lazard. The annual benefit under such plans, payable as a single life annuity commencing at age 65, would be $4,332 for Mr. Golub and $18,852 for Mr. Hoffman. Under the terms of the supplemental defined-benefit pension plan, benefits are only payable in a single lump sum payment. Benefit accruals under both of these plans were frozen for all participants effective January 31, 2005 and no additional benefits will be paid to any of our named executive officers. Messrs. Wasserstein, Castellano and Ward do not participate in any of these plans. See “Pension Benefits”.

Each retention agreement with a named executive officer provides for certain severance benefits in the event of a termination of employment prior to May 10, 2008 (or December 31, 2012, in the case of Mr. Wasserstein) by us other than for cause or, except in the case of Mr. Wasserstein, by the named executive officer for good reason (we refer to these as a “qualifying terminations”). We provide for such severance payments on the condition that the departed executive not compete with us, solicit our clients and employees, or take other actions that harm our business for specified periods. Except in the case of Mr. Wasserstein, the level of the severance benefits depends on whether the qualifying termination occurs prior to or following a change in control of Lazard Ltd, with qualifying terminations following a change of control triggering an enhanced benefit. In addition, each retention agreement with a named executive officer provides that in the event that the named executive officer’s receipt of any payment made by us under the retention agreement or otherwise are subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, or the “Code”, an additional payment will be made to restore the executive to the after-tax position that he would have been in if the excise tax had not been imposed. The events giving rise to a severance payment as well as the amount of the payments under the retention agreements were negotiated terms and based on common industry practice for agreements of this kind at the time they were negotiated. See “Retention Agreements with Named Executive Officers – Payments and Benefits Upon Certain Terminations of Service” and see “Potential Payments Upon Termination or Change in Control” for an estimate of potential payouts under each scenario.

In general, non-vested RSUs are forfeited by our named executive officers upon termination of employment, except in limited cases such as disability or a termination by the Company other than for “cause”. In the event of a change of control of Lazard Ltd, any unvested RSUs automatically vest, without regard to whether the executive officer is terminated. See “Outstanding Equity Awards at 2007 Fiscal Year-End”. In this way, our named executive officers can realize value from their equity awards in the same way as shareholders in connection with the change of control transaction, and thus encourage our named executive officers to consider and support transactions that might benefit shareholders.

New Employment Agreement with Mr. Wasserstein

In October 2007, the Lazard Ltd Compensation Committee commenced discussions with Mr. Wasserstein regarding his future with Lazard. Recognizing that Mr. Wasserstein’s existing three year commitment to Lazard would expire in May 2008 (the third anniversary of our IPO), the Lazard Ltd Compensation Committee, the Board of Directors and Mr. Wasserstein discussed various arrangements pursuant to which Mr. Wasserstein would remain as our Chairman and Chief Executive Officer following May 2008. After extensive deliberation and negotiation, these discussions resulted in a new employment agreement with Mr. Wasserstein in January 2008. In connection with the new agreement, Mr. Wasserstein has indicated that he intends to remain as our Chairman and Chief Executive Officer for the five year period ending December 31, 2012.

To provide proper economic incentives, as part of the new arrangement, the Board of Directors granted 2,700,000 RSUs to Mr. Wasserstein on January 29, 2008 under our 2005 Equity Incentive Plan (the “Retention Award”). The Retention Award generally will vest entirely on December 31, 2012, at the end of the five year period. The Retention Award will be forfeited, however, if Mr. Wasserstein’s employment is terminated on or prior to December 31, 2012 (unless terminated as a result of death or disability or as a result of a termination by us without cause). The Retention Award also will vest upon certain changes in control of Lazard.

The Retention Award is intended to constitute a significant part of Mr. Wasserstein’s compensation for each of the years in the five year period ending December 31, 2012. Except as discussed above and as detailed in the agreement, Mr. Wasserstein must remain at Lazard, however, through the end of the five year period to receive the Retention Award. In addition, the new agreement with Mr. Wasserstein provides that his base salary will be decreased to $900,000 per annum and that any additional compensation or bonuses to Mr. Wasserstein during the five year period will be at the discretion of the Lazard Ltd Compensation Committee and the Board of Directors.

The Lazard Ltd Compensation Committee and the Board of Directors were assisted in their review and deliberations by Steven Hall & Partners, LLC. In setting the compensation, the Lazard Ltd Compensation Committee considered, among other factors:

•	Mr. Wasserstein’s individual performance since our IPO, including his leadership abilities and contribution to our success;

•	the Company’s overall performance since our IPO, including our record annual and fourth quarter net income for 2007;

•

the compensation paid to a comparator group of chief executive officers at similar firms, including The Bear Stearns Companies Inc., BlackRock, Inc., The Goldman Sachs Group, Inc., Greenhill & Co. Inc., Merrill Lynch & Co., Inc., and Morgan Stanley, and discussed the compensation practices of publicly traded private equity firms and hedge funds;

•	the unique value that a chief executive officer of Mr. Wasserstein’s standing, experience and demonstrated performance brings to the Lazard franchise; and

•	Mr. Wasserstein’s willingness to make a five-year commitment and the benefits that could be derived from such stability among senior management.

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

Conclusion

Our compensation program is designed to permit the Company to provide our executive officers, managing directors and other senior professionals with total compensation that is linked to our performance and reinforces the alignment of employee and shareholder interests. At the same time it is intended to provide us with sufficient flexibility to assure that such compensation is appropriate to attract and retain these employees who are vital to the continued success of Lazard and to drive outstanding individual and institutional performance. We believe the program met these objectives in 2007, as well as our goal of keeping compensation and benefits expense at or below 57.5% of our annual operating revenue.

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

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus		Restricted Stock Unit Awards (a)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (b)	All Other Compensation (c)		Total
Bruce Wasserstein	2007	$4,800,000		—		$7,059,774	—	$1,618		$11,861,392
Chairman and Chief Executive Officer	2006	$4,800,000		—		$2,238,222	—	$1,745		$7,039,967

Michael J. Castellano	2007	$500,000		$1,600,000		$181,278	—	$10,698	(d)	$2,291,976
Chief Financial Officer	2006	$500,000		$1,550,000		$60,434	—	$11,703	(d)	$2,122,137

Steven J. Golub	2007	$1,500,000		$4,500,000		$2,893,509	$0	$9,563	(d)	$8,903,072
Vice Chairman Lazard Ltd, Chairman of Financial Advisory Group	2006	$1,500,000		$4,900,000		$984,819	$1,968	$11,134	(d)	$7,397,921

Scott D. Hoffman	2007	$600,000		$1,900,000		$241,013	$0	$10,018	(d)	$2,751,031
General Counsel	2006	$600,000		$1,775,000		$73,858	$3,597	$10,280	(d)	$2,462,735

Charles G. Ward, III (e)	2007	$1,500,000		$1,300,000		$378,934	—	$1,618		$3,180,552
President — Lazard Ltd, and Chairman of the Asset Management Group	2006	$1,500,000	(f)	$1,500,000	(f)	$111,907	—	$1,745		$3,113,652

(a)	The value of the RSUs reported in the Summary Compensation Table is based on the dollar amount that is recognized in our financial statements for each fiscal year shown above under FAS No. 123R, as required under SEC rules for compensation disclosure. See Note 14 of Lazard Group’s Consolidated Financial Statements for a discussion of the assumptions used in the valuation of the RSUs. For information on the grant date fair value of RSU awards made during fiscal 2008 that relate to 2007 performance, see “Compensation Discussion and Analysis — Compensation For Each of Our Named Executive Officers in 2007.”

(b)	Represents the aggregate change in actuarial present value of the listed officer’s accumulated benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan, and in the case of Mr. Hoffman, a related supplemental defined-benefit pension plan. The actuarial present value decreased in 2007 compared to 2006 because benefit accruals under both of these plans were frozen for all participants effective January 31, 2005 and the discount rate used in the calculations increased from 5.50% to 6.50%.

(c)	Each of our named executive officers is the beneficiary of a Company provided life insurance and excess liability insurance policy.

We make available to Mr. Wasserstein a car and driver, as well as a private aircraft in which Lazard holds a fractional interest. Mr. Wasserstein reimburses the firm for personal use of both the car and driver and the private aircraft at the incremental cost of such use to the Company.

(d)	Perquisite compensation for Messrs. Castellano, Golub and Hoffman include the incremental cost to the Company of providing U.S. tax advice and preparation of year-end personal tax returns.

(e)	In connection with the formation of Sapphire, Lazard Funding and each member of Sapphire’s board of directors (including Mr. Ward) purchased an aggregate of 23,000,000 founder units (with such number of units giving effect to the split of the units that occurred on January 17, 2008) for an aggregate purchase price of $143,750. Mr. Ward, as member of the Sapphire board, purchased 306,667 founder units for a purchase price of $1,916.67. Approximately 13% of these founder units are subject to redemption by Sapphire at the original purchase price. Each founders’ unit consists of one share of Sapphire common stock and one warrant to purchase one share of Sapphire common stock.

(f)	In fiscal 2006, LFCM Holdings LLC reimbursed an aggregate of $500,000 of Mr. Ward’s salary and bonus for services that Mr. Ward rendered to LFCM Holdings as its chairman. Mr. Ward resigned as the chairman of LFCM Holdings LLC on November 8, 2006.

Grants of Plan Based Awards

The following table provides information about RSUs granted to each of the Named Executive Officers during fiscal 2007, which relate to 2006 performance. For information on the grant date fair value of RSU awards made during fiscal 2008 that relate to 2007 performance, see “Compensation Discussion and Analysis — Compensation For Each of Our Named Executive Officers in 2007.”

Named Executive Officer	Grant Date	Number of Restricted Stock Units	Grant Date Fair Value of Restricted Stock Units
Bruce Wasserstein	January 23, 2007	359,425	$18,000,000
Michael J. Castellano	January 23, 2007	8,986	$450,000
Steven J. Golub	January 23, 2007	141,773	$7,100,000
Scott D. Hoffman	January 23, 2007	12,480	$625,000
Charles G. Ward, III	January 23, 2007	19,968	$1,000,000

The RSUs included in the table above were granted under our 2005 Equity Incentive Plan and represent a contingent right to receive an equivalent number of shares of Class A common stock of Lazard Ltd. The RSUs shown in the table were valued as of the grant date, January 23, 2007, by multiplying the number of RSUs awarded to each named executive officer by the closing price-per-share of the Class A common stock of Lazard Ltd on the NYSE on that date ($50.08). The RSUs relate to 2006 performance and will vest 50% on March 31, 2010 and 50% on March 31, 2011. Each of our named executive officers signed an RSU agreement in connection with their award. In general, these agreements provide that non-vested RSUs are forfeited on termination of employment, except in limited cases such as disability or a termination by the Company other than for “cause”. In the event of a “Change in Control” (as defined in the 2005 Equity Incentive Plan), any unvested but outstanding RSUs automatically will vest. All RSUs receive dividend equivalents at the same rate that dividends are paid on shares of Class A common stock of Lazard Ltd. These dividends are credited in the form of additional RSUs with the same restrictions as the underlying RSUs to which they relate. In addition, the RSU agreements contain standard covenants, including among others, noncompetition and nonsolicitation of clients.

Bonus Plan

To align employee and shareholder interests, we adopted the 2005 Bonus Plan for purposes of determining annual bonuses for our senior executives. The Compensation Committee has full and direct responsibility and authority for determining our Chief Executive Officer’s compensation under the plan. The Committee reviews and approves the recommendations of our Chief Executive Officer with regard to the compensation of our other named executive officers under the plan. Subject to overall compensation limits as determined from time to time and, with respect to plan participants, the terms of the plan, our Chief Executive Officer has responsibility for determining the compensation of all employees except as provided above.

Participants in the plan are designated during the first three months of each fiscal year, although participants may be added or removed at any time prior to payment of bonuses for the fiscal year. The actual size of the bonus pool is determined at the end of each fiscal year, taking into account our results of operations, shareholder return and/or other measures of our financial performance or of the financial performance of one or more of our subsidiaries or divisions. A target maximum ratio of aggregate compensation and benefits expense for the year (including annual incentive payments under the plan) to annual revenue or income (or to similar measures of corporate profitability) may also be taken into account, and it is currently based on our target ratio of compensation and benefits expense to operating revenue of 57.5%. The bonus pool is allocated among the participants in the plan with respect to each fiscal year. This allocation may be made at any time prior to payment of bonuses for such year, and may take into account any factors deemed appropriate, including, without limitation, assessments of individual, subsidiary or division performance and input of management.

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

Compensation and Employee Benefits. The retention agreement with each of Messrs. Wasserstein and Golub provides for a guaranteed level of compensation during the term of each such agreement, which term continues until May 10, 2008, in the case of Mr. Golub, and December 31, 2012, in the case of Mr. Wasserstein. The retention agreement with each of Messrs. Castellano, Hoffman and Ward provides for a guaranteed level of compensation through the 2007 calendar year, in each case, so long as the applicable named executive officer continues to provide services to us. Mr. Wasserstein is eligible to receive an annual base salary of no less than $900,000 until December 31, 2012, and each of Messrs. Castellano, Golub, Hoffman and Ward are eligible to receive a guaranteed total compensation amount for each of 2005, 2006 and 2007 (and until May 10, 2008 for Mr. Golub) of no less than $2 million, $3 million, $2.25 million and $3 million, respectively, with at least $500,000, $1.5 million, $600,000 and $1.5 million, respectively, of such guaranteed total compensation amount payable as annual base salary, except that the guaranteed compensation amount for Mr. Ward can be reduced in connection with reductions applicable to the majority of our deputy chairmen.

In addition, Mr. Wasserstein’s agreement provides that until December 31, 2012, he will participate in the employee benefit plans and programs generally applicable to our most senior executives on terms no less favorable than those provided to such senior executives, except that his participation in equity-related, bonus, incentive, profit sharing or deferred compensation plans will require the consent of our Board of Directors or its Compensation Committee, and provides in addition that he will be entitled to perquisites and fringe benefits no less favorable than those provided to him by Lazard Group LLC immediately prior to January 29, 2008, to the extent not inconsistent with our policies as in effect from time to time, which perquisites and fringe benefits are similar to those customarily provided to chief executive officers. The retention agreements with each of Messrs. Castellano, Golub, Hoffman and Ward provide that they will be entitled to participate in employee retirement and welfare benefit plans and programs of the type made available to our most senior executives.

Payments and Benefits Upon Certain Terminations of Service. Each retention agreement with a named executive officer provides for certain severance benefits in the event of a termination prior to May 10, 2008 (or December 31, 2012, in the case of Mr. Wasserstein), by us other than for cause or, except in the case of Mr. Wasserstein, by the named executive officer for good reason (which we refer to below as a “qualifying termination”). Except with respect to Mr. Wasserstein, the level of the severance benefits depends on whether the applicable termination occurs prior to or following a change in control of Lazard Ltd.

In the event of a qualifying termination of Mr. Wasserstein’s employment or, prior to a change in control, the employment of any other named executive officer, the executive generally would be entitled to receive in a lump sum (1) any unpaid base salary accrued through the date of termination, (2) any earned but unpaid bonuses for years completed prior to the date of termination, (3) a prorated bonus for the year of termination (other than Mr. Wasserstein) and (4) a severance payment (other than Mr. Wasserstein) in the following amounts: Messrs. Castellano, Golub, Hoffman and Ward, one-and-a-half times (two times in the case of Mr. Golub) the greater of such named executive officer’s guaranteed compensation amount or such named executive officer’s base salary plus average bonus for the two calendar years preceding the year of termination. Upon such a qualifying termination, the named executive officer and his eligible dependents would generally continue to be eligible to participate in our medical and dental benefit plans, on the same basis as in effect immediately prior to the executive’s date of termination (which currently requires the named executive officer to pay the full cost of the premiums), for the following periods: for Mr. Wasserstein, for the remainder of his life and the life of his current spouse; for Mr. Golub, until the second anniversary of the termination of service; for each of Messrs. Castellano, Hoffman and Ward, for a period of 18 months following the date of termination of service. The period of such medical and dental benefits continuation would generally be credited towards the named executive officer’s credited age and service for purpose of our retiree medical program.

Except with respect to Mr. Wasserstein, in the event of a qualifying termination of a named executive officer on or following a change in control, the named executive officer would receive the severance payments and benefits described in the preceding paragraph, except that the severance payments would be in the following amounts: Messrs. Castellano, Golub, Hoffman and Ward, three times the greater of such named executive officer’s guaranteed compensation amount or such named executive officer’s base salary plus average bonus for the two calendar years preceding the year of termination. In addition, each of the named executive officers and his eligible dependents would be eligible for continued participation in our medical and dental benefit plans and receive age and service credit, as described above, except the applicable period for each of Messrs. Castellano, Golub, Hoffman and Ward would be 36 months following the date of termination of service.

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

Transfer of Client Relationships, Nondisparagement and Notice Period Restrictions. The named executive officer is required, upon termination of his services to us and during the 90-day period following termination, to take all actions and do all things reasonably requested by us to maintain for us the business, goodwill and business relationships with our clients with which he worked, provided that such actions and things do not materially interfere with other employment or professional activities of the named executive officer. In addition, while providing services to us and thereafter, the named executive officer generally may not disparage us, and before and during the three-month notice period prior to termination, the named executive officer is prohibited from entering into a written agreement to perform services for a competitive enterprise.

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

In addition, a termination by the named executive officer for good reason would be treated as a termination by us without cause for purposes of the duration of the restrictive covenants and the provisions governing the timing of exchangeability of LAZ-MD Holdings LLC exchangeable interests into shares of the Class A common stock of Lazard Ltd.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table provides information about number and value of RSUs held by the Named Executive Officers as of December 31, 2007. The market value of the RSUs was calculated based on the closing price of the Lazard Ltd Class A common stock on the NYSE on December 31, 2007 ($40.68).

Named Executive Officer	Number of Restricted Stock Units That Have Not Vested (1)	Market Value of Restricted Stock Units That Have Not Vested
Bruce Wasserstein	654,685	$26,632,586
Michael J. Castellano	16,953	$689,648
Steven J. Golub	271,564	$11,047,224
Scott D. Hoffman	22,228	$904,235
Charles G. Ward, III	34,746	$1,413,467

(1)	RSUs are typically granted under Lazard’s 2005 Equity Incentive Plan in January of each year and relate to the prior year’s performance. In fiscal 2007, RSU awards were granted to each of the named executive officers on January 23, 2007 and will vest 50% on March 31, 2010 and 50% on March 31, 2011.

Pension Benefits

The following table provides information with respect to Lazard Frères & Co. LLC Employees’ Pension Plan, a qualified defined-benefit pension plan, and a related supplemental defined-benefit pension plan. Each of Mr. Golub and Mr. Hoffman has an accrued benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan, and Mr. Hoffman has accrued additional benefits under the related supplemental defined-benefit pension plan. The annual benefit under such plans, payable as a single life annuity commencing at age 65, would be $4,332 for Mr. Golub and $18,852 for Mr. Hoffman. Under the terms of the supplemental defined-benefit pension plan, benefits are only payable in a single lump sum payment. These benefits accrued in each case prior to the applicable officer’s becoming a managing director of Lazard. Benefit accruals under both of these plans were frozen for all participants effective January 31, 2005. For a discussion of the valuation method and all material assumptions applied in quantifying the present value of the current accrued benefit see Note 15 of Notes to the Consolidated Financial Statements of Lazard Group. Messrs. Wasserstein, Castellano and Ward do not participate in any of these plans.

Named Executive Officer	Plan Name	Number of Years Credited Service (1)	Present Value of Accumulated Benefit (2)	Payments During Last Fiscal Year
Steven J. Golub	Lazard Frères & Co. LLC Employees’ Pension Plan	2	$35,799	$0

Scott D. Hoffman	Lazard Frères & Co. LLC Employees’ Pension Plan	5	$31,434	$0
	Supplemental Defined-Benefit Pension Plan	5	$26,331	$0

(1)	Messrs. Golub and Hoffman have been employed by Lazard for 23 and 14 years, respectively, and became managing directors in 1986 and 1999, respectively, at which point they ceased accruing benefits under these plans.

(2)	In calculating the present value of accumulated benefits outlined above, Mr. Hoffman and Mr. Golub are assumed to live to age 65 and subsequently retire. They are also assumed to choose the single life annuity form of benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan and the lump sum form of benefit under the Supplemental Defined-Benefit Pension Plan (for Mr. Hoffman only). The interest and mortality used to determine the Employees’ Pension Plan present value is 6.5% for all years and the 1994 Group Annuity Mortality Table (with 5 years improvement) after retirement only. The Supplemental Defined-Benefit Pension Plan assumes that the annuity benefit will be converted to a lump sum at age 65 using a 5.0% interest rate and the mortality outlined in IRS Revenue Ruling 2001-62. A 6.5% discount rate is used to determine the present value of this single payment at age 65 at December 31, 2007.

Potential Payments Upon Termination or Change in Control

As described above, each of our named executive officers have entered into retention agreements with Lazard and received RSU awards pursuant to Lazard’s 2005 Equity Incentive Plan. Each retention agreement with a named executive officer provides for certain severance benefits in the event of a termination prior to May 10, 2008 (or prior to December 31, 2012, in the case of Mr. Wasserstein) by us other than for cause or, except in the case of Mr. Wasserstein, by the named executive officer for good reason. Except with respect to Mr. Wasserstein, the level of the severance benefits depends on whether the applicable termination occurs prior to or following a change in control of Lazard Ltd. For a discussion of the severance benefits provided pursuant to the retention agreements, see “Retention Agreements with Named Executive Officers.” In the event of a change in control of Lazard Ltd all RSUs granted under the 2005 Equity Incentive Plan will automatically vest. The following table shows the potential payments that would be made by Lazard to each of the named executive officers assuming that such officers’ employment with Lazard terminated, or a change in control occurred, on December 31, 2007 under the circumstances outlined in the table. For purposes of this table, the price of Lazard Ltd Class A common stock is assumed to be $40.68, which was the closing price on December 31, 2007.

	Prior to a Change in Control			On or After a Change in Control
Named Executive Officer	Death or Disability	Involuntary Termination without “Cause”	Resignation for “Good Reason”	No Termination of Employment	Death or Disability	Involuntary Termination without “Cause" or Resignation for “Good Reason”
Bruce Wasserstein*
Severance Payment	—	$9,600,000	$9,600,000	—	—	$14,400,000
RSU Vesting (1) (2)	$26,632,586	$26,632,586	—	$26,632,586	$26,632,586	$26,632,586
Pro-rata Annual Incentive Payment (3)	$36,200,000	—	—	—	$36,200,000	—
Excise Tax Gross-up Payment (4)	—	—	—	$4,243,852	$4,243,852	$12,389,109
Michael J. Castellano
Severance Payment	—	$3,450,000	$3,450,000	—	—	$6,900,000
RSU Vesting (1) (2)	$689,648	$689,648	—	$689,648	$689,648	$689,648
Pro-rata Annual Incentive Payment (3)	$2,500,000	$1,500,000	$1,500,000	—	$2,500,000	$1,500,000
Excise Tax Gross-up Payment (4)	—	—	—	—	—	$2,973,381
Steven J. Golub
Severance Payment	—	$21,100,000	$21,100,000	—	—	$31,650,000
RSU Vesting (1) (2)	$11,047,224	$11,047,224	—	$11,047,224	$11,047,224	$11,047,224
Pro-rata Annual Incentive Payment (3)	$14,500,000	$1,500,000	$1,500,000	—	$14,500,000	$1,500,000
Excise Tax Gross-up Payment (4)	—	—	—	—	—	$18,251,076
Scott D. Hoffman
Severance Payment	—	$4,050,000	$4,050,000	—	—	$8,100,000
RSU Vesting (1) (2)	$904,235	$904,235	—	$904,235	$904,235	$904,235
Pro-rata Annual Incentive Payment (3)	$3,400,000	$1,650,000	$1,650,000	—	$3,400,000	$1,650,000
Excise Tax Gross-up Payment (4)	—	—	—	—	—	$3,709,800
Charles G. Ward, III
Severance Payment	—	$5,625,000	$5,625,000	—	—	$11,250,000
RSU Vesting (1) (2)	$1,413,467	$1,413,467	—	$1,413,467	$1,413,467	$1,413,467
Pro-rata Annual Incentive Payment (3)	$5,500,000	$1,500,000	$1,500,000	—	$5,500,000	$1,500,000
Excise Tax Gross-up Payment (4)	—	—	—	—	—	$4,618,540

*	In accordance with the applicable regulations of the SEC, the amounts for Mr. Wasserstein do not reflect the provisions of the amended and restated retention agreement entered into in January, 2008.

(1)	Valuation of all RSUs awards is based upon the full value of the underlying Lazard Ltd Class A common stock at the close of business on December 31, 2007, without taking into account any discount for the present value of such awards. Upon a Change in Control, all RSU awards immediately vest in full.

(2)	Upon death, all RSU awards vest upon the earlier of 30 days or the scheduled vesting date. Upon disability, or a termination without “Cause”, RSUs will continue to vest on their scheduled vesting date, which for 2007 awards is 50% on March 31, 2010 and 50% on March 31, 2011 and for 2006 awards is 100% on March 31, 2010. See Footnote (1) to the “Outstanding Equity Awards at 2007 Fiscal Year-End” table.

(3)	Under the terms of the 2005 Bonus Plan, upon death or disability, each named executive officer may receive a pro-rated portion of the annual incentive compensation that he would have received in the absence of such termination. Assuming a December 31, 2007 death or disability, all named executive officers were assumed to have received their full incentive compensation award for 2007 (annual cash bonus plus value of RSU award).

Pursuant to their retention agreements, Messrs. Castellano, Golub, Hoffman and Ward are entitled to a pro-rata bonus payment in the event of their involuntary termination without “Cause” or resignation for “Good Reason”. Under such circumstances we have assumed that each would receive the minimum payment required under their retention agreements.

(4)

Amounts represent the amount needed to pay each named executive officer in order to satisfy their excise tax obligations under Section 280G of the Code, which imposes an excise tax on certain payments made in connection with a change in control of the Company, and any additional tax cost related to the gross-up payment, assuming that a change in control of the Company and a qualifying termination of employment occurred on December 31, 2007. Amounts were determined in accordance with Section 280G and the regulations issued thereunder, assuming a regular income tax rate ranging from 43.7% to 44.6% based on each named executive officer’s work location and personal residence, each named executive officer’s Lazard compensation for the period from 2002-2006 and an interest rate equal to 4.91%.

If a named executive officer voluntarily resigns or retires from Lazard without “good reason” or is terminated by Lazard for cause, he will not be entitled to receive any severance payments from Lazard and any unvested RSUs will be forfeited.

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

With respect to a termination for cause under Mr. Wasserstein’s retention agreement in effect on December 31, 2007, the term “cause” means: (i) that he is convicted of, or pleads guilty to, a felony; (ii) that he has engaged in gross neglect or willful misconduct in carrying out his duties, which results in material economic harm to Lazard; or (iii) an act or failure to act which, under the provisions of applicable law, disqualifies Mr. Wasserstein from acting as the chief executive officer of the Company or as a director of the Company.

With respect to a termination by a named executive officer for “good reason,” the retention agreements in effect on December 31, 2007 define “good reason” shall mean: (i) the assignment of the named executive officer to any duties inconsistent in any material respect with his position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as in effect as of May 10, 2005, or any other action by Lazard which results in a material diminution in such position, authority, duties or responsibilities from the level in effect as of May 10, 2005, (ii) a material breach by Lazard of the terms of the retention agreements, or (iii) except with respect to Mr. Wasserstein, any requirement that the named executive officer’s principal place of employment be relocated to a location that is more than 30 miles from the named executive officer’s principal place of employment as of the date hereof.

The term “change in control” as used in the retention agreements in effect on December 31, 2007 and in the 2005 Equity Incentive Plan shall mean any of the following events: (i) an acquisition (other than directly from the Company) by an individual, entity or a group (excluding the Company or an employee benefit plan of the Company or a corporation controlled by the Company’s shareholders) of 20% or more of either (A) the then-outstanding shares of Lazard Ltd Common Stock (treating, for this purpose, the then-outstanding Class II interests of LAZ-MD Holdings LLC (“Class II interests”) as shares of Lazard Ltd Common Stock on an as-if fully exchanged basis in accordance with the Master Separation Agreement) (the “Outstanding Company Common Stock”), assuming the full exchange of all of the then-outstanding Class II interests for shares of Common Stock in accordance with the Master Separation Agreement or (B) the combined voting power of the then-outstanding voting securities of the Company entitled to vote generally in the election of directors (the “Outstanding Company Voting Securities”); (ii) a change in a majority of the current Board of Directors (the “Incumbent Board”) (excluding any persons approved by a vote of at least a majority of the Incumbent Board other than in connection with an actual or threatened proxy contest); (iii) consummation of a merger, consolidation or sale of all or substantially all of the Company’s assets (collectively, a “Business Combination”) other than a Business Combination in which all or substantially all of the individuals and entities who are the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination (assuming in each case the full exchange of the Class II Interests for shares of Company Common Stock in accordance with the Master Separation Agreement) will beneficially own, directly or indirectly, more than 50% of, respectively, the outstanding shares of common stock, and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination, at least a majority of the Board of Directors of the resulting corporation were members of the Incumbent Board, and after which no Person owns 20% or more of the stock of the resulting corporation, who did not own such stock immediately before the Business Combination or (iv) shareholder approval of a complete liquidation or dissolution of the Company.

Director Compensation for 2007

Directors who are officers of Lazard do not receive any fees for their service as directors. On February 27, 2007, based on the recommendation of the Nominating & Governance Committee of Lazard Ltd, our directors’ compensation program was amended to provide that each of our non-executive directors would receive an annual cash retainer of $67,500 and an annual award of deferred stock units (“DSUs”) with a grant date value of $82,500. The chair of the Audit Committee of Lazard Ltd is paid an additional annual retainer of $30,000 and the chairs of each of the Nominating & Governance Committee of Lazard Ltd and the Compensation Committee of Lazard Ltd are paid an additional annual retainer of $20,000, in each case 45% is paid in cash and 55% in DSUs. The other members of the Audit Committee of Lazard Ltd are paid an additional annual retainer of $20,000 and the other members of the Nominating & Governance Committee of Lazard Ltd and the Compensation Committee of Lazard Ltd are paid an additional annual retainer of $15,000, in each case 45% is paid in cash and 55% in DSUs. Cash compensation is paid out on a quarterly basis and the DSU awards described above are granted on an annual basis on June 1st of each year, except for initial pro-rated grants made to new directors upon their joining the Board of Lazard Ltd. The number of DSUs granted is based on the closing price of Lazard Ltd’s common stock on the NYSE on the date of grant.

Non-executive directors may elect to receive additional DSUs in lieu of some or all of their cash compensation pursuant to the Lazard Ltd Directors Fee Deferral Unit Plan. DSUs awarded under this plan are granted on the same quarterly payment date as cash compensation would have been received and the number of DSUs is calculated based on the closing price of the common stock of Lazard Ltd on the payment date.

All DSUs awarded under these arrangements (1) were issued under the 2005 Equity Incentive Plan (or any successor plan), and (2) are converted to Class A common stock of Lazard Ltd on a one-for-one basis and distributed to the director after he or she resigns or otherwise ceases to be a member of our Board.

Directors	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation (2)	Total
Ronald J. Doerfler	$75,108	$99,000	$878	$174,986
Steven J. Heyer (3)	$78,831	$101,750	$2,366	$182,947
Sylvia Jay	$76,511	$99,000	$994	$176,505
Ellis Jones (3)	$62,590	$82,500	$1,726	$146,816
Anthony Orsatelli	$73,274	$93,500	$1,793	$168,567
Hal S. Scott	$81,151	$104,500	$1,063	$186,714
Michael J. Turner	$76,511	$99,000	$994	$176,505

(1)	The value of the DSUs reported in the table above is based on the amount that is recognized in our financial statements under FAS No. 123R. See Note 14 of Notes to the Consolidated Financial Statements of Lazard Group for a discussion of the assumptions used in the valuation of the DSUs.

Each of the directors listed above received their annual grant of DSUs on June 1, 2007. The number and grant date fair value of DSUs under FAS No. 123R (based on the closing price per-share of the Class A Common Stock of $54.52 on June 1, 2007) were as follows: Mr. Doerfler, 1,816, valued at $99,000; Mr. Heyer, 1,866, valued at $101,750; Lady Jay, 1,816, valued at $99,000; Mr. Jones, 1,513, valued at $82,500; Mr. Orsatelli, 1,715, valued at $93,500; Mr. Scott, 1,917, valued at $104,500; and Mr. Turner, 1,816, valued at $99,000. The total number of DSUs held by each of our non-executive directors at December 31, 2007 was as follows: Mr. Doerfler, 3,346; Mr. Heyer, 8,509; Lady Jay, 3,669; Mr. Jones, 6,366; Mr. Orsatelli, 5,839; Mr. Scott, 3,912; and Mr. Turner, 3,669.

(2)	Represents cash dividends paid on the DSUs to each of the directors listed in the table.

(3)	Mr. Heyer and Mr. Jones elected to defer their quarterly cash compensation into additional DSUs, pursuant to the terms of the Lazard Ltd Directors Fee Deferral Unit Plan, which was approved by our Board of Directors on May 9, 2006. As a result Mr. Heyer and Mr. Jones received 1,759, and 1,402 additional DSUs in lieu of cash, respectively, in 2007.

Mr. Vernon E. Jordan, Jr. is a member of our Board of Directors and is a senior managing director of Lazard. Mr. Jordan is not an executive officer of Lazard as that term is defined in the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and was therefore not included in the Summary Compensation Table. Mr. Jordan does not receive any fees for his service as director of Lazard. Mr. Jordan’s compensation as a senior managing director for 2007 was as follows:

Salary	Annual Cash Bonus	Restricted Stock Unit Awards (1)	All Other Compensation (2)	Total
$500,000	$2,650,000	$276,169	$510,118	$3,936,287

(1)	The value of the RSUs is based on the amount that is recognized in our consolidated financial statements under FAS No. 123R for the 2007 fiscal year. See the narrative discussion under the heading “Grants of Plan Based Awards” for a description of the terms and conditions of the January 2007 RSU grants. On January 30, 2008, Mr. Jordan received an RSU award with a grant date value of $1.1 million, which related to 2007 performance. See the narrative discussion under the heading “Compensation Discussion and Analysis—Design of Our Compensation Programs—Incentive Compensation” for a description the terms and conditions of the January 2008 RSU grants.

(2)	Pursuant to a letter agreement entered into with Mr. Jordan in 1999 and subsequently amended on January 1, 2004, Mr. Jordan is entitled to benefits on the same basis as other managing directors and to use, on a priority basis, a corporate apartment in New York. The incremental cost to Lazard of providing Mr. Jordan with use of this apartment was $288,000 in 2007. Mr. Jordan also received a tax gross-up payment of $220,500 as reimbursement for taxes paid on the imputed income from the use of the apartment. In connection with our recapitalization in May 2005, Mr. Jordan entered into a retention agreement in the form applicable to our named executive officers generally. See “The Retention Agreements with Named Executive Officers.” Mr. Jordan is also the beneficiary of a Company provided life insurance and excess liability insurance policy.

Compensation Committee Interlocks and Insider Participation

The members of Lazard Ltd’s Compensation Committee are Steven J. Heyer, Lady Sylvia Jay, and Michael J. Turner. Mr. Wasserstein, our Chairman and Chief Executive Officer, serves as the Chairman and is the majority owner of Wasserstein Holdings, LLC, the ultimate general partner of Wasserstein & Co., LP, a separate merchant banking firm in which Lazard does not hold any economic interest and at which Ellis Jones, who serves on our Board of Directors, serves as Chief Executive Officer. See “Certain Relationships with our Directors, Executive Officers and Employees” below.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 31, 2007, approximately 48.3% and 51.7% of our common membership interests are held by wholly-owned subsidiaries of Lazard Ltd and by LAZ-MD Holdings, respectively. Our managing member interests are held by two indirect wholly owned subsidiaries of Lazard Ltd and our profit participation interests are held by various managing directors.

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

The Board has determined that Messrs. Doerfler, Heyer, Scott, Turner, and Lady Jay do not have a material relationship with Lazard under the Board’s standards for independence and accordingly each is independent under the NYSE corporate governance listing standards. In making its independence determinations the Board considered the engagement of Lazard in 2007 by The Hearst Corporation and L’Oreal USA, Inc., a sister company of L’Oreal UK. Mr. Doerfler is the chief financial officer of The Hearst Corporation and Lady Jay is vice chairman of L’Oreal UK. In both instances Lazard provided M&A advisory services in the ordinary course of business and the engagements were deemed per se immaterial pursuant to Lazard’s Standards of Director Independence.

The Board also determined that Mr. Orsatelli was independent, after giving careful consideration to the relationship between Lazard and Natixis, of which Mr. Orsatelli is a member of both the management board and the executive committee. Natixis is the successor entity in a merger with IXIS Corporate & Investment Bank, which participated as an investor in our recapitalization transactions in May 2005, purchasing $150 million of Lazard Ltd’s equity security units and 2,000,000 shares of Lazard Ltd’s Class A common stock at the IPO price of $25 per share. In connection with this investment, Lazard agreed to nominate one person designated by Natixis to our Board of Directors, currently Mr. Orsatelli. Lazard also has a cooperation arrangement with Natixis in France. The cooperation arrangement provides that Lazard Group and Natixis will (1) place and underwrite securities on the French equity primary capital markets under a common brand, “Lazard-Natixis,” and cooperate in their respective origination, syndication and placement activities, (2) form an alliance in real estate advisory work with the objective of establishing a common brand for advisory and financing operations within France, and (3) create an exclusive mutual referral cooperation arrangement, subject to the fiduciary duties of each firm, with the goal of referring clients from Lazard Group to Natixis for services relating to corporate banking, lending, securitizations and derivatives within France and from Natixis to Lazard Group for mergers and acquisitions advisory services within France. In 2007, the cooperation arrangement generated approximately $87 million of gross revenue for Natixis and $28.1 million of gross revenue for Lazard. We also received advisory fees in 2007 of $5.4 million with respect to several transactions involving Natixis and its affiliates. In 2005, Lazard advised IXIS (the predecessor entity to Natixis) on one transaction in Germany and received a fee of $1.8 million. The Board determined, in its business judgment, that these relationships were not material, noting that (a) 2007 gross revenue generated pursuant to the cooperation arrangement and other transactions referenced above were less than 2.0% of Lazard’s gross revenues for 2007 and less than 1.0% of the annual gross revenue of Natixis for 2007 and (b) at December 31, 2007, Lazard’s consolidated indebtedness to Natixis was less than 4% of Lazard’s total consolidated assets. See “Agreement with IXIS Corporate and Investment Bank” and “Certain Relationships with Our Directors, Executive Officers and Employees.”

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Policy on Related Party Transactions

Our Board of Directors has adopted a written policy requiring that all “Interested Transactions” (as defined below) be approved or ratified by either the Nominating & Governance Committee of Lazard Ltd or, under certain circumstances, the Nominating & Governance Committee Chair of Lazard Ltd. The Nominating & Governance Committee of Lazard Ltd shall review the material facts of all Interested Transactions that require the Committee’s approval or ratification and either approve or disapprove of the entry into the Interested Transaction. In determining whether to approve or ratify an Interested Transaction, the Nominating & Governance Committee of Lazard Ltd takes into account, among other factors it deems appropriate, whether the Interested Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the interest of the “Related Party” (as defined below) in the transaction. In addition, the Board of Directors has delegated to the Chair of the Nominating & Governance Committee of Lazard Ltd the authority to pre-approve or ratify (as applicable) any Interested Transaction with a Related Party in which the aggregate amount involved is expected to be less than $1 million. A report is then made to the Nominating & Governance Committee of Lazard Ltd at its next regularly scheduled meeting of each new Interested Transaction pre-approved by the Nominating & Governance Committee Chair of Lazard Ltd. Any director who is a Related Party with respect to an Interested Transaction may not participate in any discussion or approval of such Interested Transaction. An “Interested Transaction” is one in which (i) we are a participant, (ii) the aggregate amount involved will or may be expected to exceed $120,000, (iii) one of our executive officers, directors, director nominees, 5% shareholders of Lazard Ltd, or their family members (each a “Related Party”) has a direct or indirect material interest in the transaction, and (iv) the transaction is required to be disclosed in our Annual Report on Form 10-K pursuant to the rules and regulations promulgated by the SEC.

Related Party Transactions

On May 10, 2005, we completed a series of financing transactions the net proceeds of which were primarily used to redeem the outstanding Lazard Group membership interests of its historical partners. In the discussions below, we refer to these financing transactions and the IPO, collectively, as the “recapitalization.” Concurrently, on May 10, 2005, Lazard Group transferred its capital markets business, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services, its fund management activities outside of France and specified non-operating assets and liabilities, to LFCM Holdings. In the discussions below, we refer to these businesses, assets and liabilities as the “separated businesses” and these transfers collectively as the “separation.”

Relationship with LAZ-MD Holdings and LFCM Holdings

LAZ-MD Holdings controls Lazard Ltd. As of February 15, 2008, LAZ-MD Holdings owned approximately 51.7% of the voting power of all shares of Lazard Ltd’s voting stock through its ownership of the Class B common stock and is thereby able to control the election of Lazard Ltd’s directors. Through its control of Lazard Ltd, LAZ-MD Holdings controls Lazard Group. LAZ-MD Holdings’ voting power in Lazard Ltd is intended to mirror its economic interest in Lazard Group, and its voting power will decrease over time in connection with the exchange of the LAZ-MD Holdings exchangeable interests by the current and former working members of Lazard Group for shares of Lazard Ltd’s Class A common stock. The current and former working members of Lazard Group, including our managing directors who held working member interests at the time of the separation, own LAZ-MD Holdings exchangeable interests and, through the LAZ-MD Holdings stockholders’ agreement, have the right to cause LAZ-MD Holdings to vote its Class B common stock on an as-if-exchanged basis.

In addition, LFCM Holdings, which is the entity that owns and operates the separated businesses, ceased to be a subsidiary of Lazard Group and LAZ-MD Holdings at the time of the separation. It is owned by current and former working members of Lazard Group, including our managing directors and named executive officers, who are members of LAZ-MD Holdings. A managing director of Lazard Freres & Co LLC, a wholly owned subsidiary of Lazard Group, is the chairman of LFCM Holdings. LFCM Holdings reimbursed us $1.5 million for a portion of his salary and bonus in 2007 for services that he rendered to LFCM Holdings as its chairman.

We entered into several agreements with Lazard Group, LAZ-MD Holdings and LFCM Holdings to effect the separation and recapitalization transactions and to define and regulate the relationships of the parties. Except as described in this section, we do not have any material arrangements with LAZ-MD Holdings and LFCM Holdings other than ordinary course business relationships on arm’s length terms.

On June 21, 2007, Lazard Group completed an offering of $600 million aggregate principal amount of its 6.85% senior notes due June 15, 2017 (the “Notes”). The initial purchasers in the offering were Goldman, Sachs & Co., Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Lazard Capital Markets LLC. The Notes were offered by the initial purchasers to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended, at an offering price of 99.702% of the principal amount of the Notes. The purchase price paid by the initial purchasers was 99.052% of the principal amount of the Notes and was negotiated with Goldman Sachs, Citigroup Global Markets and J.P. Morgan Securities, as representatives of the several initial purchasers, on an arms-length basis. Goldman, Sachs, Citigroup Global Markets and J.P. Morgan Securities purchased 90% of the Notes and Lazard Capital Markets purchased the remaining 10%. Lazard Capital Markets earned revenue, net of estimated expenses, of approximately $356,000 from the sale of the Notes. This offering, including the selection of Lazard Capital Markets as an initial purchaser, was approved by our Board of Directors. Pursuant to the Business Alliance Agreement with LFCM Holdings (described below), we received approximately half of the initial purchaser discount allocated to Lazard Capital Markets, a subsidiary of LFCM Holdings, in connection with this offering. See “—Business Alliance Agreement.”

Agreements with LAZ-MD Holdings and LFCM Holdings

We have provided below summary descriptions of the master separation agreement and the other key related agreements we entered into with Lazard Group, LAZ-MD Holdings and LFCM Holdings in connection with the separation and recapitalization transactions, as well as any amendments thereto. These agreements effected the separation and recapitalization transactions and also provide a framework for our ongoing relationship with LAZ-MD Holdings and LFCM Holdings. These agreements include:

•	the master separation agreement,

•	the license agreement,

•	the administrative services agreement,

•	the business alliance agreement, and

•	the tax receivable agreement.

The descriptions set forth below, which summarize selected terms of these agreements, are not complete. Copies of these agreements have been filed as exhibits to our Annual Report on Form 10-K and are available to the public from the SEC’s internet site at www.sec.gov.

Master Separation Agreement

On May 10, 2005, Lazard Ltd entered into the master separation agreement with Lazard Group, LAZ-MD Holdings and LFCM Holdings. The master separation agreement contains key provisions relating to the separation and recapitalization transactions and the relationship among the parties after completion of the separation and recapitalization. The master separation agreement identified the assets, liabilities and businesses of Lazard Group that were transferred to LFCM Holdings in connection with the separation and recapitalization and described when and how the separation and recapitalization occurred. In addition, the master separation agreement continues to regulate aspects of the relationship among the parties, including the exchange mechanics of the LAZ-MD Holdings exchangeable interests.

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

In general, LFCM Holdings is permitted to use the Lazard and LF names to the extent that the Lazard name was being used at the time of the separation and recapitalization by the separated businesses and is permitted to use the LF name solely for the use of the name LFCM Holdings LLC in its capacity as a holding company for the separated businesses. Under the agreement, LFCM Holdings pays $100,000 per year for the right to license the Lazard name. The license survives with respect to capital markets activities until the expiration or termination of the business alliance provided for in the business alliance agreement that LFCM Holdings entered into with Lazard Group. With respect to alternative investment (including private equity) activities, LFCM Holdings’ license survives until the earlier of the expiration, termination or closing of the options to purchase the North American and European fund management activities, granted in the business alliance agreement, as described in “—Business Alliance Agreement”, or until the business alliance agreement is terminated. The license for the LF name in LFCM Holdings LLC may be terminated by either party for any reason after the license with respect to the capital markets business and the license for the alternative investment activities have both expired or been terminated. Upon termination of either the license with respect to the capital markets business or the license for the alternative investment activities, the license fee for the calendar year following the termination and each year thereafter will be $75,000 per year. If both of those licenses are terminated, the license fee for the calendar year following the termination and each year thereafter will be $25,000 per year.

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

The services provided by Lazard Group to LFCM Holdings, and by LFCM Holdings to Lazard Group, under the administrative services agreement generally will be provided until December 31, 2008, subject to automatic annual renewal, unless either party gives 180 days notice of termination. LFCM Holdings and Lazard Group have a right to terminate the services earlier if there is a change of control of either party or the business alliance provided in the business alliance agreement expires or is terminated. The party receiving a service may also terminate a service earlier upon 180 days’ notice as long as such receiving party pays the service provider an additional 3 months of service fee for the terminated service. The services provided by Lazard Group to LAZ-MD Holdings will generally be provided until December 31, 2014, unless terminated earlier because of a change of control of either party. See Note 17 of Notes to the Consolidated Financial Statements contained in Lazard Group’s 2007 Annual Report on Form 10-K for a discussion of payments made in 2007 under the administrative services agreement.

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

The business alliance agreement provides that Lazard Group will refer to LFCM Holdings selected opportunities for underwriting and distribution of securities. In addition, Lazard Group will provide assistance in the execution of any such referred business. In exchange for this referral obligation and assistance, Lazard Group is entitled to a referral fee from LFCM Holdings equal to approximately half of the revenue obtained by LFCM Holdings in respect of any underwriting or distribution opportunity. In addition, LFCM Holdings will refer opportunities in the Financial Advisory and Asset Management businesses to Lazard Group. In exchange for this referral, LFCM Holdings is entitled to a customary finders’ fee from Lazard Group. In addition, the business alliance agreement further provides that, during the term of the business alliance, Lazard Frères & Co. LLC and

LAM Securities will introduce execution and settlement transactions to newly formed broker-dealer entities affiliated with LFCM Holdings. The term of the business alliance expires on May 10, 2010, subject to periodic automatic renewal, unless either party elects to terminate in connection with any such renewal or elects to terminate on account of a change of control of either party. See Note 17 of Notes to the Consolidated Financial Statements contained in Lazard Group’s 2007 Annual Report on Form 10-K for a discussion of payments made in 2007 under the business alliance agreement.

In addition, the business alliance agreement granted Lazard Group options to acquire the North American and European fund management activities of Lazard Alternative Investments Holdings LLC, or “LAI,” the subsidiary of LFCM Holdings that owns and operates LFCM Holdings’ alternative investment activities. The option is currently exercisable at any time prior to the ninth anniversary of the equity public offering for a total price of $8.5 million. The option may be exercised by Lazard Group in two parts, consisting of a $6.5 million option to purchase the North American fund management activities and a $2 million option to purchase the European fund management activities. The option price for the North American fund management activities reflects a reduction of $1.5 million due to the payment of a like amount to LFCM Holdings in February 2008 in connection with the initial public offering of Sapphire Industrials Corp., a newly-organized special purpose acquisition company formed by a subsidiary of Lazard Group. In addition to the option price reduction, this $1.5 million payment was made in exchange for an agreement by LFCM Holdings not to assert certain claims that it may believe that it had under the business alliance agreement following the initial public offering referred to herein. LAI’s fund management activities initially consist of the fund management and general partner entities that were transferred to LFCM Holdings in connection with the separation. The business alliance agreement provides that, prior to the expiration, termination or exercise of the options, Lazard Group has certain governance rights with respect to LAI, and LFCM Holdings is required to support the business of LAI. In addition, Lazard Group is obligated to abide by obligations that existed as of the date of the separation and recapitalization with respect to funds existing as of such date and, other than with respect to the private equity operations retained by Lazard Group in the separation, Lazard Group will not compete with the fund management business of LAI until the expiration, termination or exercise of the options. Lazard Group may agree to new capital commitments and other obligations with respect to newly formed funds in its sole discretion. Lazard Group may be entitled to receive from LFCM Holdings all or a portion of payments from the incentive fees attributable to newly established LAI funds, such as Corporate Partners II Limited, less compensation payable to investment professionals who manage these funds.

From time to time we have considered exercising the option described above and have had preliminary conversations with LFCM Holdings in that regard.

Pursuant to the business alliance agreement, LFCM Holdings agreed not to compete with any existing Lazard Group businesses until the latest to occur of the termination of the license agreement, the expiration, termination or exercise of the options to purchase the North American fund management activities and the European fund management activities or the expiration or termination of the business alliance.

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

On November 6, 2006, Lazard Group delivered to LAZ-MD Holdings an acknowledgement letter (the “acknowledgement letter”) modifying the terms of the retention agreements of persons party to the amended and restated LAZ-MD stockholders’ agreement who were at that time current managing directors. The modifications include Lazard Group’s agreement that, in the event that any such person shall become entitled to exchangeability immediately following the third anniversary of the initial equity public offering, or May 10, 2008, of his or her LAZ-MD Holdings exchangeable interests, that person will not forfeit the right to early exchangeability with respect to the first tranche of his or her LAZ-MD Holdings exchangeable interests if he or she breaches the restrictive covenants (i.e., non-compete and non-solicitation provisions) in the retention agreement of such individual (although shares in the second and third tranches that would otherwise become exchangeable would not be exchangeable until the eighth anniversary of our equity public offering (May 10, 2013) in such an instance). The terms of the acknowledgement letter were approved by our Board of Directors.

Registration Rights.  On November 6, 2006, the LAZ-MD Holdings stockholders’ agreement was amended and restated. The amended and restated stockholders’ agreement modified in certain respects the terms of the registration rights granted to holders of the LAZ-MD Holdings exchangeable interests who are party to that agreement.

The amended and restated LAZ-MD Holdings stockholders’ agreement provides that the holders of shares of Lazard Ltd’s common stock already issued or to be issued upon exchange of the LAZ-MD Holdings exchangeable interests or the Lazard Group common membership interests currently held by LAZ-MD Holdings will be granted registration rights. These shares we refer to as “registrable securities,” and the holders of these registrable securities we refer to as “holders.” The holders are third-party beneficiaries for that purpose under the amended and restated LAZ-MD Holdings stockholders’ agreement, meaning that they will have the right to request LAZ-MD Holdings to compel Lazard Ltd to honor those obligations under the amended and restated LAZ-MD Holdings stockholders’ agreement.

The amended and restated LAZ-MD Holdings stockholders’ agreement provides that, after exchange for shares of Lazard Ltd’s common stock, each holder is entitled to unlimited “piggyback” registration rights, meaning that each holder can include his or her registrable securities in registration statements filed by Lazard Ltd, subject to certain limitations. Holders also have “demand” registration rights, meaning that, subject to certain limitations, after exchange for shares of Lazard Ltd’s common stock, they may require us to register the registrable securities held by them, provided that the minimum number of registrable securities necessary to effect a “demand” registration is the lesser of (1) the number of shares having a market value in excess of $50 million at such time (or $20 million after the ninth anniversary of our equity public offering (May 10, 2014)) or (2) 2,000,000 shares of our common stock. Lazard Ltd will pay the costs associated with all such registrations. Moreover, Lazard Ltd also will use its reasonable best efforts to file and make effective a registration statement on the third through the ninth anniversaries of the separation and recapitalization, in order to register registrable securities that were issued on those anniversaries or otherwise subject to continuing volume or transfer restrictions under Rule 144 of the Securities Act upon the exchange of the LAZ-MD Holdings exchangeable interests and the Lazard Group common membership interests, provided that the amount of registrable securities subject to such registration constitutes at least $50 million of shares of Lazard Ltd’s outstanding common stock.

Shares of Lazard Ltd’s common stock will cease to be registrable securities upon the consummation of any sale of such shares pursuant to an effective registration statement or under Rule 144 of the Securities Act or when they become eligible for sale under Rule 144(k) of the Securities Act. However, any holder who has shares that would have been registrable securities but for their eligibility for sale under Rule 144(k) and who holds, in the aggregate, an amount of registrable securities with a market value in excess of $25 million of Lazard Ltd’s outstanding common stock will be entitled to continued demand, annual registration and piggyback registration rights as described above.

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

Voting Rights.  Prior to any vote of the shareholders of Lazard Ltd, the LAZ-MD Holdings stockholders’ agreement requires a separate, preliminary vote of the members of LAZ-MD Holdings who are party to the LAZ-MD Holdings stockholders’ agreement (either by a meeting or by proxy or written instruction of the members of LAZ-MD Holdings) on each matter upon which a vote of the shareholders is proposed to be taken. Pursuant to the LAZ-MD Holdings stockholders’ agreement, members of LAZ-MD Holdings holding LAZ-MD exchangeable interests who are party to that agreement are individually entitled to direct LAZ-MD Holdings how to vote their proportionate interest in Lazard Ltd’s Class B common stock on an as-if-exchanged basis. For example, if a current or former working member’s LAZ-MD Holdings exchangeable interests were exchangeable for 1,000 shares of Lazard Ltd’s common stock, that working member would be able to instruct LAZ-MD Holdings how to vote 1,000 of the votes represented by the Class B common stock. However, the LAZ-MD Holdings Board of Directors has the ability to vote the voting interest represented by the Class B common stock in its discretion if the LAZ-MD Holdings Board of Directors determines that it is in the best interests of LAZ-MD Holdings.

The votes under the Class B common stock that are associated with any current or former working member who does not direct LAZ-MD Holdings how to vote on a particular matter will be abstained from voting. The terms of the LAZ-MD Holdings stockholders’ agreement with respect to voting continue to apply to any party to the LAZ-MD Holdings stockholders’ agreement who receives Lazard Group common membership interests upon exchange of his or her LAZ-MD Holdings exchangeable interests, until such time as that holder exchanges all of his or her Lazard Group common membership interests for shares of Lazard Ltd’s common stock.

Certain Relationships with Our Directors, Executive Officers and Employees

Mr. Anthony Orsatelli, a member of our Board of Directors, is a member of both the management and the executive boards of Natixis. In April 2004, Lazard Group and Natixis (as the successor to IXIS Corporate & Investment Bank) entered into a cooperation arrangement to place and underwrite securities on the French equity primary capital markets under a common brand, “Lazard-Natixis” (formerly “Lazard-Ixis”), and cooperate in their respective origination, syndication and placement activities. This cooperation covers French listed companies exceeding a market capitalization of €500 million. On March 15, 2005, Lazard Group and Natixis expanded this arrangement into an exclusive arrangement within France. The cooperation arrangement also provides for an alliance in real estate advisory work with the objective of establishing a common brand for advisory and financing operations within France. It also added an exclusive mutual referral cooperation arrangement, subject to the fiduciary duties of each firm, with the goal of referring clients from Lazard Group to Natixis for services relating to corporate banking, lending, securitizations and derivatives within France and from Natixis to Lazard Group for mergers and acquisitions advisory services within France. This expanded cooperation arrangement has a term of three years through May 10, 2008. In 2007, the cooperation arrangement generated $28.1 million of gross revenue for Lazard.

In connection with the cooperation arrangement, Lazard Group and Natixis have developed a business plan to promote mutual revenue production and sharing relating to the cooperation activities. As part of that plan, revenue from the various activities subject to the cooperation arrangement is credited towards a target weighted revenue number (the “Notional Reserve”) of €20 million (which the parties may agree to reduce if aspects of the cooperation do not take place), calculated by applying varying percentages depending on the source of the revenue plus the underwriting commissions received by Natixis for the ESUs. If at the end of the initial term of the cooperation arrangement (a) the sum of that calculation is less than the Notional Reserve, (b) the cooperation arrangement is not renewed and (c) Lazard Ltd’s common stock price fails to exceed $25 per share for a specified period, Lazard Group or its affiliate will pay Natixis or one of its affiliates the difference between the Notional Reserve and the sum of (1) the weighted revenue credits and (2) any gain Natixis has realized on a sale of its investment in our securities prior to the end of the initial term of the arrangement. The level of this potential payment would depend, among other things, on the level of revenue generated by the cooperation activities. The potential payment is limited, as of December 31, 2007, to a maximum of approximately €0.8 million (subject to further reduction in certain circumstances), which would only occur if the cooperation activities generate no revenue over the remaining initial period of such activities and the other conditions noted above have not been met.

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

In September 2007, Lazard was engaged by Wasserstein & Co., L.P. to advise it on the sale of MasterCraft Boat Company, Inc. and received a customary fee of $1.6 million. The Nominating & Governance Committee of Lazard Ltd approved this transaction pursuant to our policy on related party transactions.

Item 14.	Principal Accountant Fees and Services

Fees of Independent Registered Public Accounting Firm

Deloitte & Touche LLP acted as Lazard’s independent registered public accounting firm for the years ended December 31, 2007 and 2006. Fees for services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows (in thousands of dollars):

Fees	2007	2006
Audit Fees for the audit of Lazard’s annual financial statements, the audit of the effectiveness of Lazard’s controls over financial reporting and reviews of the financial statements included in Lazard’s quarterly reports on Form 10-Q, including services in connection with statutory and regulatory filings or engagements	$5,587	$5,251
Audit-Related Fees, including fees for audits of employee benefit plans, computer and control related audit services, agreed-upon procedures, merger and acquisition assistance and other accounting research services	$673	$983
Tax Fees for tax consulting and compliance services not related to the audit	$973	$1,013
All Other Fees	$213	$—

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

The financial statement schedule required in the annual report on Form 10-K is listed on page F-1 hereof. The required schedule appears on pages F-1 through F-8 hereof.

3.	Exhibits

3.1	Lazard Group LLC’s Certificate of Formation (incorporated by reference to Exhibit 3.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

3.2	Lazard Group LLC’s Certificate of Amendment of Certificate of Formation of Lazard Group LLC, changing name to Lazard Group LLC (incorporated by reference to Exhibit 3.2 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

3.3	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

3.4	Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on December 19, 2005).

4.1	Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.2	First Supplemental Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.3	Registration Rights Agreement, dated as of May 10, 2005, by and between Lazard Group LLC, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives for the Initial Purchasers (incorporated by reference to Exhibit 4.3 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.4	Second Supplemental Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.37 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.5	Third Supplemental Indenture, dated as of December 19, 2005, by and among Lazard Group LLC, The Bank of New York, as trustee, and for purposes of consent, Lazard Group Finance LLC (incorporated by reference to Exhibit 4.02 to Lazard Group LLC’s Current Report on Form 8-K (Commission File No. 333-126751) filed on December 19, 2005).

4.6	Purchase Contract Agreement, dated as of May 10, 2005, by and between Lazard Ltd and The Bank of New York, as Purchase Contract Agent (incorporated by reference to Exhibit 4.4 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.7	Pledge Agreement, dated as of May 10, 2005, by and among Lazard Ltd, The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York, as Purchase Contract Agent (incorporated by reference to Exhibit 4.5 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.8	Pledge Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.6 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.9	Form of Normal Equity Security Units Certificate (included in Exhibit 4.6).

4.10	Form of Stripped Equity Security Units Certificate (included in Exhibit 4.6).

4.11	Form of Senior Note (included in Exhibit 4.5).

4.12	$546 million 7.125% Senior Notes Due 2015, issued by Lazard Group LLC (incorporated by reference to Exhibit 4.5 to Lazard Group LLC’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 10, 2005).

4.13	Fourth Supplemental Indenture, dated as of June 21, 2007, between Lazard Group LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on June 22, 2007).

4.14	Registration Rights Agreement, dated as of June 21, 2007, among Lazard Group LLC, Goldman, Sachs & Co., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as representatives for the Initial Purchasers (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on June 22, 2007).

10.1	Master Separation Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 2.1 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.2	Amendment No. 1, dated as of November 6, 2006, to the Master Separation Agreement, dated as of May 10, 2005, by and among the Lazard Ltd, Lazard Group LLC and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 7, 2006).

10.3	Class B-1 and Class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

10.4	Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006, by and among LAZ-MD Holdings LLC, Lazard Ltd and certain members of LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 7, 2006).

10.5	Employee Benefits Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.6	Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.7	License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company, LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co. Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8	Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and Lazard Group LLC (incorporated by reference to Exhibit 10.7 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9	Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.10	First Amended and Restated Limited Liability Company Agreement of Lazard Asset Management LLC, dated as of January 10, 2003 (incorporated by reference to Exhibit 10.10 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.11	Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.12	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.13	Lease with an Option to Purchase, dated as of July 11, 1990, by and between Sicomibail and Finabail and SCI du 121 Boulevard Hausmann (English translation) (incorporated by reference to Exhibit 10.20 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.14	Occupational Lease, dated as of August 9, 2002, Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.15*	Lazard Ltd’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.16*	Lazard Ltd’s 2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.17*	Amended and Restated Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of January 29, 2008, by and among Lazard Ltd, Lazard Group LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.1 to Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on February 1, 2008).

10.18*	Agreement Relating to Reorganization of Lazard, dated as of May 10, 2005, by and among Lazard LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.24 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.19*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, by and among Lazard Ltd, Lazard Group LLC and Steven J. Golub (incorporated by reference to Exhibit 10.25 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.20*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for, each of Michael J. Castellano, Scott D. Hoffman and Charles G. Ward III (incorporated by reference to Exhibit 10.26 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.21*	Agreements Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

10.22*	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).
10.23*	Acknowledgement Letter, dated as of November 6, 2006, from Lazard Group LLC to certain managing directors of Lazard Group LLC modifying the terms of the retention agreements of persons party to the Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 7, 2006).

10.24	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.25	Registration Rights Agreement, dated as of May 10, 2005 by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.26	Letter Agreement, dated as of May 10, 2005, with Bruce Wasserstein family trusts (incorporated by reference to Exhibit 10.31 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.27	Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.32 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.28	First Amendment, dated as of March 28, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q (File No. 333-126751) filed on May 11, 2006).

10.29	Second Amendment, dated as of May 17, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.30	Third Amendment, dated as of June 18, 2007, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on June 22, 2007).

10.31*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.32*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.33*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.34	Termination Agreement, dated as of March 31, 2006, by and among Banca Intesa S.p.A., Lazard Group LLC, and Lazard & Co. S.r.l. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on April 4, 2006).

10.35	Amended and Restated $150 Million Subordinated Convertible Promissory Note due 2018, issued by Lazard Funding LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.36	Amended and Restated Guaranty of Lazard Group LLC to Banca Intesa S.p.A., dated as of May 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.37*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q (File No. 333-126751) filed on May 11, 2006).

10.38*	First amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K (File No. 333-126751) filed on March 1, 2007).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Bruce Wasserstein.

31.2	Rule 13a-14(a) Certification of Michael J. Castellano.

32.1	Section 1350 Certification for Bruce Wasserstein.

32.2	Section 1350 Certification for Michael J. Castellano.

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

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2007 AND 2006

(dollars in thousands)

	December 31,
	2007	2006
ASSETS:
Cash and cash equivalents	$312,012	$319,896
Investments in subsidiaries, equity basis	1,111,520	849,009
Due from subsidiaries	378,510	28,123
Receivables—net (including related party receivables of $1,145 and $1,021 at December 31, 2007 and 2006, respectively)	8,047	1,021
Investments—at fair value	80,671	16,994
Intangible assets	9,463	—
Other assets	15,406	11,856

Total Assets	$1,915,629	$1,226,899

LIABILITIES AND MEMBERS’ DEFICIENCY:
Liabilities:
Accrued compensation and benefits	$98,207	$116,834
Due to subsidiaries	221,381	203,364
Senior debt	1,587,500	1,083,500
Other liabilities	34,848	17,689
Subordinated debt	—	50,000

Total Liabilities	1,941,936	1,471,387

Commitments and contingencies

Members’ Deficiency:
Members’ deficiency	(81,980)	(277,751)
Accumulated other comprehensive income, net of tax	55,673	33,263

Total Members’ Deficiency	(26,307)	(244,488)

Total Liabilities and Members’ Deficiency	$1,915,629	$1,226,899

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
REVENUE:
Equity in earnings of subsidiaries(*)	$617,401	$500,013	$386,525
Interest income	32,723	2,586	145
Other	10,166	12,749	1,577

Total revenue	660,290	515,348	388,247
Interest expense	95,026	75,565	40,230

Net revenue	565,264	439,783	348,017

OPERATING EXPENSES(*):
Compensation and benefits (*)	188,612	168,250	88,576
Professional services	3,782	5,623	2,532
Amortization of intangible assets related to acquisitions	21,523	—	—
Other	1,433	(632)	(536)

Total operating expenses	215,350	173,241	90,572

OPERATING INCOME FROM CONTINUING OPERATIONS(*)	349,914	266,542	257,445
Provision for income taxes	7,780	2,549	1,562

INCOME FROM CONTINUING OPERATIONS(*)	342,134	263,993	255,883
LOSS FROM DISCONTINUED OPERATIONS(*)	—	—	(659)

NET INCOME(*)	$342,134	$263,993	$255,224

(*) Excludes, as applicable, with respect to the period ended prior to May 10, 2005 payments for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense.

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$342,134	$263,993	$255,224
Adjustments to reconcile net income amounts to net cash provided by operating activities—
Noncash transactions in net income:
Equity in earnings of subsidiaries	(617,401)	(500,013)	(386,525)
Dividends received from subsidiaries	436,120	328,926	335,419
Gain on termination of strategic alliance	—	(13,695)	—
Amortization of deferred expenses, stock units and interest rate hedge	110,593	26,792	1,618
Amortization of intangible assets related to acquisitions	21,523	—	—
(Increase) decrease in due to/from subsidiaries	(268,111)	(34,982)	117,340
Changes in other operating assets and liabilities	(78,220)	32,340	76,268

Net cash provided by (used in) operating activities	(53,362)	103,361	399,344

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	(154,062)	—	—
Capital contributed to subsidiaries	(9,900)	(21,160)	(13,846)

Net cash used in investing activities	(163,962)	(21,160)	(13,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity in capital transactions of subsidiaries	—	—	179,544
Proceeds from sale of common membership interests relating to Lazard Ltd’s Primary Offering and Equity Public Offering in December, 2006 and May, 2005, respectively	—	349,137	871,656
Proceeds from issuance of equity security units, net of expenses	—	—	421,559
Proceeds from issuance of senior debt, net of expenses	593,485	—	544,724
Payments for other senior debt	(96,000)	—	—
Payments for subordinated debt	(50,000)	—	—
Proceeds from (repayment of) short-term borrowings	—	(30,000)	30,000
Distributions and withdrawals to members for the periods through May 9, 2005	—	—	(419,115)
Distributions to members for the periods subsequent to May 9, 2005	(148,272)	(79,090)	(32,310)
Purchase contracts relating to equity security units	—	—	(6,013)
Settlement of interest rate hedge	—	—	(11,003)
Redemption of historical partner interests (including mandatorily redeemable preferred stock of $100,000)	—	—	(1,617,032)
Distribution of separated business	—	—	(243,178)
Distributions to LAZ-MD Holdings and LFCM Holdings	—	—	(150,000)
Indemnity from LFCM Holdings relating to U.K. pension	—	—	53,600
Repurchase of common membership interest from LAZ-MD Holdings	(21,840)	—	(4,507)
Purchase of Lazard Ltd Class A common stock	(68,052)	(4,179)	—
Other financing transactions	119	(1,797)	—

Net cash provided by (used in) financing activities	209,440	234,071	(382,075)

Net increase (decrease) in cash and cash equivalents	(7,884)	316,272	3,423
Cash and cash equivalents, January 1	319,896	3,624	201

Cash and cash equivalents, December 31	$312,012	$319,896	$3,624

Supplemental financing non-cash transactions:
Issuance of senior promissory note for the acquisition of equity interest in Italy	$—	$96,000	$—
Issuance of subordinated borrowings in exchange for receivable from subsidiary	$—	$50,000	$—

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(dollars in thousands)

	Members’ Equity (Deficiency)	Accumulated Other Comprehensive Income, Net of Tax	Total Members’ Equity (Deficiency)
Balance—January 1, 2005	$366,740	$18,058	$384,798

Comprehensive income (loss):
Net income	255,224		255,224
Other comprehensive income (loss)—net of tax:
Currency translation adjustments		(46,552)	(46,552)
Interest rate hedge, net of amortization		(10,297)	(10,297)
Minimum pension liability adjustments		4,449	4,449

Comprehensive income			202,824

Distribution of net assets of separated businesses	(243,178)		(243,178)
Indemnity from LFCM Holdings relating to U.K. pension	53,600		53,600
Net proceeds from sale of common membership interests relating to Lazard Ltd’s equity public offering in May, 2005, including $32,921 issued in cashless exchange	871,656		871,656
Distributions and withdrawals to members for the period through May 9, 2005	(419,115)		(419,115)
Distributions to members for the period subsequent to May 9, 2005	(32,310)		(32,310)
Redemption of historical partner interests	(1,517,032)		(1,517,032)
Costs related to issuance of purchase contracts associated with equity security units	(12,086)		(12,086)
Purchase contracts associated with equity security units	(6,013)		(6,013)
Repurchase of common membership interest from LAZ-MD Holdings	(4,507)		(4,507)
Amortization of stock units	1,024		1,024
Distribution to LAZ-MD Holdings and LFCM Holdings	(150,000)		(150,000)

Balance—December 31, 2005(*)	(835,997)	(34,342)	(870,339)

Comprehensive income:
Net income	263,993		263,993
Other comprehensive income—net of tax:
Currency translation adjustments		51,068	51,068
Amortization of interest rate hedge		1,100	1,100
Minimum pension liability adjustments		13,683	13,683

Comprehensive income			329,844

Adoption of FASB Statement No. 158		1,754	1,754
Distributions to members	(79,090)		(79,090)
Purchase of 115,000 shares of Lazard Ltd Class A common stock	(4,179)		(4,179)
Amortization of stock units	22,995		22,995
Net proceeds from sale of common membership interests relating to Lazard Ltd’s Primary Offering in December, 2006	349,137		349,137
Other capital transactions	5,390		5,390

Balance—December 31, 2006(*)	$(277,751)	$33,263	$(244,488)

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005—(Continued)

(dollars in thousands)

	Members’ Equity (Deficiency)	Accumulated Other Comprehensive Income, Net of Tax	Total Members’ Equity (Deficiency)
Balance, as above—December 31, 2006	$(277,751)	$33,263	$(244,488)
Adjustment for the cumulative effect on prior years from the adoption of FIN No. 48	(14,721)		(14,721)

Balance, as adjusted—January 1, 2007	(292,472)	33,263	(259,209)

Comprehensive income:
Net income	342,134		342,134
Other comprehensive income (loss)—net of tax:
Currency translation adjustments		25,839	25,839
Amortization of interest rate hedge		1,100	1,100
Net unrealized loss on available-for-sale securities		(670)	(670)
Employee benefit plans:
Net actuarial (loss)		(3,440)	(3,440)
Adjustment for items reclassified to earnings		(419)	(419)

Comprehensive income			364,544

Repurchase of common membership interest from LAZ-MD Holdings	(21,840)		(21,840)
Amortization of stock units	104,765		104,765
Distributions to members	(148,272)		(148,272)
Purchase of Lazard Ltd’s Class A common stock	(68,052)		(68,052)
Delivery of Lazard Ltd Class A common stock for settlement of vested RSUs	(21)		(21)
Other capital transactions	1,778		1,778

Balance—December 31, 2007(*)	$(81,980)	$55,673	$(26,307)

(*)	Includes 99,618,749, 107,652,516 and 107,068,617 common memberships interests at December 31, 2005, 2006 and 2007, respectively. Also includes profit participation interests and two managing member interests at each such date.

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(dollars in thousands)

1.    BASIS OF PRESENTATION

The accompanying Lazard Group LLC condensed financial statements (the “Parent Company Financial Statements”), including the notes thereto, should be read in conjunction with the consolidated financial statements of Lazard Group LLC and its subsidiaries (“the Company”) and the notes thereto.

The Parent Company Financial Statements as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosures in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable. Actual results could differ materially from these estimates.

The Parent Company Financial Statements include investments in subsidiaries, accounted for under the equity method.

The accompanying condensed financial statements do not reflect what the results of operations and financial position of Lazard Group would have been had it been a stand-alone, public company prior to May 10, 2005. In addition, the Parent Company’s equity in earnings of subsidiaries and its results of operations for the period until the equity public offering on May 10, 2005 are not comparable to results of operations for subsequent periods as described below.

•

Payments for services rendered by the Company’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense. As a result, prior to May 10, 2005, Lazard Group’s operating income included within the accompanying Parent Company Financial Statements did not reflect payments for services rendered by its managing directors. For periods subsequent to the consummation of the equity public offering as described in Note 1 of Notes to Consolidated Financial Statements, the Parent Company Financial Statements include all payments for services rendered by our managing directors and distributions to profit participation members within “equity in earnings of subsidiaries” in the accompanying condensed statements of income.

•	The use of proceeds from the financing transactions.

•	The net incremental interest expense related to the financing transactions.

2.    MANDATORILY REDEEMABLE PREFERRED STOCK

In 2001, Lazard Group issued mandatorily redeemable preferred stock (“Class C Preferred Interests”) for an aggregate amount of $100,000. The Class C Preferred Interests were subject to mandatory redemption by Lazard Group in March 2011 and, prior to such date, were redeemable in whole or in part, at the Lazard Group’s option. The Class C Preferred Interests were entitled to receive distributions out of the profits of the Company at a rate of 8% per annum, which distributions were required to be paid prior to any distributions of profits to holders of any other existing class of interests in Lazard Group. The Class C Preferred Interests were redeemed in May 2005 as part of the recapitalization transactions. Interest on mandatorily redeemable preferred stock for the year ended December 31, 2005 of ($8,000) is included in “interest expense” in the accompanying condensed statement of income, which represents accrued dividends which were cancelled in connection with the redemption of membership interests of historical partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2008

LAZARD GROUP LLC

By:	/s/ Bruce Wasserstein

Bruce Wasserstein
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Bruce Wasserstein Bruce Wasserstein	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008

/s/ Michael J. Castellano Michael J. Castellano	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2008

/s/ Ronald J. Doerfler Ronald J. Doerfler	Director	February 28, 2008

/s/ Steven J. Heyer Steven J. Heyer	Director	February 28, 2008

/s/ Sylvia Jay Sylvia Jay	Director	February 28, 2008

/s/ Ellis Jones Ellis Jones	Director	February 28, 2008

/s/ Vernon E. Jordan, Jr. Vernon E. Jordan, Jr.	Director	February 28, 2008

/s/ Anthony Orsatelli Anthony Orsatelli	Director	February 28, 2008

/s/ Hal S. Scott Hal S. Scott	Director	February 28, 2008

/s/ Michael J. Turner Michael J. Turner	Director	February 28, 2008

II-1