Form 10-Q
period 2008-03-31
Lazard Group LLC
filed 2008-05-09
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008, in addition to profit participation interests, there were 107,068,617 common membership interests and two managing member interests outstanding.

When we use the terms “Lazard Group,” “Lazard”, “we”, “us”, “our”, and “the Company”, we mean Lazard Group LLC (formerly named Lazard LLC), a Delaware limited liability company, that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock are publicly traded on the New York Stock Exchange under the Symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd has no material assets other than indirect ownership as of March 31, 2008 of approximately 48.3% of the common membership interests in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries who are co-managing members of Lazard Group.

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

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2008 AND DECEMBER 31, 2007

(UNAUDITED)

(dollars in thousands)

	March 31, 2008	December 31, 2007

ASSETS
Cash and cash equivalents	$662,547	$1,000,573
Cash segregated for regulatory purposes or deposited with clearing organizations	14,914	24,585

Receivables—net:
Banks	585,297	495,821
Fees	381,001	520,883
Customers	60,181	50,187
Related parties	22,140	30,378

	1,048,619	1,097,269

Investments:
Debt	455,063	585,433
Equities	232,672	333,796
Other	251,967	169,612

	939,702	1,088,841

Property (net of accumulated amortization and depreciation of $224,627 and $208,153 at March 31, 2008 and December 31, 2007, respectively)	197,136	185,509
Goodwill and other intangible assets	200,210	187,909
Other assets	211,664	179,256

Total assets	$3,274,792	$3,763,942

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

MARCH 31, 2008 AND DECEMBER 31, 2007

(UNAUDITED)

(dollars in thousands)

	March 31, 2008	December 31, 2007
LIABILITIES, MINORITY INTEREST AND MEMBERS’ DEFICIENCY
Liabilities:
Deposits and other customer payables	$766,114	$858,733
Accrued compensation and benefits	97,988	498,058
Senior debt	1,587,500	1,587,500
Capital lease obligations	32,505	27,122
Related party payables	63,598	54,805
Other liabilities	606,492	562,276
Subordinated debt	150,000	150,000

Total liabilities	3,304,197	3,738,494
Commitments and contingencies
Minority interest	44,614	51,755

MEMBERS’ DEFICIENCY
Members’ deficiency (net of 4,861,992 and 1,712,846 shares of Lazard Ltd Class A common stock, at cost of $184,138 and $69,296 at March 31, 2008 and December 31, 2007, respectively)	(146,610)	(81,980)
Accumulated other comprehensive income, net of tax	72,591	55,673

Total members’ deficiency	(74,019)	(26,307)

Total liabilities, minority interest and members’ deficiency	$3,274,792	$3,763,942

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2008	2007
REVENUE
Investment banking and other advisory fees	$196,724	$215,083
Money management fees	158,082	135,826
Interest income	22,390	22,213
Other	(30,992)	27,193

Total revenue	346,204	400,315
Interest expense	38,696	31,245

Net revenue	307,508	369,070

OPERATING EXPENSES
Compensation and benefits	193,559	220,035
Occupancy and equipment	29,494	19,689
Marketing and business development	20,457	16,393
Technology and information services	16,241	12,606
Professional services	12,952	8,721
Fund administration and outsourced services	6,570	4,509
Amortization of intangible assets related to acquisitions	1,220	—
Other	9,218	8,849

Total operating expenses	289,711	290,802

OPERATING INCOME	17,797	78,268

Provision for income taxes	4,337	13,071

INCOME BEFORE MINORITY INTEREST IN NET INCOME	13,460	65,197
Minority interest in net income	(3,254)	1,833

NET INCOME	$16,714	$ 63,364

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,714	$63,364
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash charges (credits) included in net income:
Depreciation and amortization of property	5,159	3,565
Amortization of deferred expenses, stock units and interest rate hedge	57,841	24,602
Amortization of intangible assets related to acquisitions	1,220	—
Minority interest in net income	(3,254)	1,833
(Increase) decrease in operating assets:
Cash segregated for regulatory purposes or deposited with clearing organizations	10,800	(15,941)
Receivables-net	96,141	399,716
Investments	313,829	(51,398)
Other assets	(25,870)	(11,881)
Increase (decrease) in operating liabilities:
Deposits and other payables	(147,095)	(401,422)
Accrued compensation and benefits and other liabilities	(393,797)	(249,928)

Net cash used in operating activities	(68,312)	(237,490)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of joint venture interest and other equity method investments	(74,820)	—
Additions to property	(3,186)	(3,400)
Disposals of property	31	224
Purchases of available-for-sale securities	(61,393)	—
Proceeds from available-for-sale securities	3,050	—

Net cash used in investing activities	(136,318)	(3,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Short-term borrowings-net	10,298	—
Other financing activities	339	140
Payments for:
Capital lease obligations	(778)	(338)
Distributions to minority interests	(3,888)	(2,413)
Repurchase of Lazard Ltd Class A common stock	(116,851)	—
Distributions to members	(20,723)	(55,166)
Settlement of vested RSUs and DSUs	(712)	—
Short-term borrowings-net	—	(3,549)

Net cash used in financing activities	(132,315)	(61,326)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,081)	(1,519)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(338,026)	(303,511)
CASH AND CASH EQUIVALENTS—January 1	1,000,573	955,116

CASH AND CASH EQUIVALENTS—March 31	$662,547	$651,605

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ DEFICIENCY

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2008

(UNAUDITED)

(dollars in thousands)

	Members’ Deficiency	Accumulated Other Comprehensive Income, Net of Tax	Total Members’ Deficiency
Balance—January 1, 2008	$(81,980)	$55,673	$(26,307)

Comprehensive income:
Net income	16,714		16,714
Other comprehensive income (loss)—net of tax:
Currency translation adjustments		20,892	20,892
Amortization of interest rate hedge		275	275
Available for sale securities:
Net unrealized loss		(4,095)	(4,095)
Adjustment for items reclassified to earnings		75	75
Employee benefit plans—adjustment for items reclassified to earnings		(229)	(229)

Comprehensive income			33,632

Amortization of stock units	55,622		55,622
Distributions to members	(20,723)		(20,723)
Purchase of Lazard Ltd’s Class A common stock	(116,851)		(116,851)
Delivery of Lazard Ltd’s Class A common stock for settlement of vested RSUs and DSUs	(712)		(712)
Other capital transactions	1,320		1,320

Balance—March 31, 2008(*)	$(146,610)	$72,591	$(74,019)

(*)	Includes 107,068,617 common membership interests at March 31, 2008. Also includes profit participation interests and two managing member interests at each such date.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

1.	ORGANIZATION

The accompanying condensed consolidated financial statements are those of Lazard Group LLC and subsidiaries (formerly known as Lazard LLC and collectively referred to with its subsidiaries as “Lazard Group” or the “Company”). Lazard Group is a Delaware limited liability company and is governed by an Operating Agreement dated as of May 10, 2005, as amended (the “Operating Agreement”).

Lazard Ltd, a Bermuda holding company, held through its subsidiaries approximately 48.3% of all outstanding Lazard Group common membership interests as of both March 31, 2008 and December 31, 2007. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

Lazard Ltd, including its indirect investment in Lazard Group, is a preeminent international financial advisory and asset management firm that has long specialized in crafting solutions to the complex financial and strategic challenges of our clients. We serve a diverse set of clients around the world, including corporations, partnerships, institutions, governments and high net worth individuals.

LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by Lazard Group’s historical managing directors, held approximately 51.7% of the outstanding Lazard Group common membership interests as of both March 31, 2008 and December 31, 2007. Subject to certain limitations, LAZ-MD Holdings interests in Lazard Group are exchangeable for Lazard Ltd Class A common stock, par value $0.01 per share (“Class A common stock”).

Lazard Group’s principal operating activities are included in two business segments:

•	Financial Advisory, which includes providing advice on mergers and acquisitions and strategic advisory matters, restructurings, capital raising and other transactions, and

•	Asset Management, which includes the management of equity and fixed income securities and alternative investment and private equity funds.

In addition, the Company records selected other activities in its Corporate segment, including management of cash, certain investments and the commercial banking activities of Lazard Group’s Paris-based Lazard Frères Banque SA (“LFB”). LFB is a registered bank regulated by the Banque de France and its primary operations include asset and liability management for Lazard Group’s Paris House through its money market desk and commercial banking operations, deposit taking and, to a lesser extent, financing activities and custodial oversight over assets of various clients. LFB also operates many support functions relating to our business in Paris. The Company also allocates outstanding indebtedness to its Corporate segment.

2.    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Lazard Group have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Group’s annual report on Form 10-K for the year ended December 31, 2007. The accompanying

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

December 31, 2007 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that Lazard may undertake in the future, actual results may differ materially from the estimates. The consolidated results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

The condensed consolidated financial statements include Lazard Group and Lazard Group’s principal operating subsidiaries: Lazard Frères & Co. LLC (“LFNY”), a New York limited liability company, along with its subsidiaries, including Lazard Asset Management LLC and its subsidiaries (collectively referred to as “LAM”); its French limited liability companies Compagnie Financière Lazard Frères SAS (“CFLF”) along with its subsidiaries, LFB and Lazard Freres Gestion SAS (“LFG”), and Maison Lazard SAS; and Lazard & Co., Limited (“LCL”), through Lazard & Co., Holdings Limited, an English private limited company (“LCH”), together with their jointly owned affiliates and subsidiaries.

The Company’s policy is to consolidate (i) all majority-owned subsidiaries in which it has a controlling financial interest, (ii) variable interest entities where the Company has a variable interest and is deemed to be the primary beneficiary and (iii) limited partnerships where the Company is the general partner, unless the presumption of control is overcome. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity’s operating and financial decisions, the Company applies the equity method of accounting. All material intercompany transactions and balances have been eliminated.

Certain prior period amounts have been reclassified to conform to the manner of presentation in the current period.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“the FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and supersedes or amends other related authoritative literature although it retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) also requires the acquirer to expense costs relating to any acquisitions that close after December 31, 2008.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements about fair value measurements. SFAS No. 157 applies to those accounting pronouncements that require or permit the use of fair value measurements for recognition or disclosure purposes and to those accounting pronouncements that require fair value measurements for other reasons such as the requirement to measure reporting units at fair value for annual goodwill impairment testing. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 (“FSP 157-2”) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items would include, for example, reporting units measured at fair value in a goodwill impairment test as mentioned above and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS No. 157 for those assets and liabilities not subject to the delayed provisions of FSP 157-2. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s condensed consolidated financial statements. For additional disclosures about fair value measurements, see Note 4 of Notes to Condensed Consolidated Financial Statements. The Company does not anticipate that the adoption of the other provisions of SFAS No. 157 in the first quarter of 2009 would have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits an entity to elect to measure various financial instruments and certain other items at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 became effective January 1, 2008 and did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, it also changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to both the parent and the noncontrolling interest with separate disclosure of each component on the face of the consolidated income statement. It does not, however, impact the calculation of net income per share as such calculation will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied except that the presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company has not yet determined the impact that SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”), to enhance the current disclosure framework in SFAS No. 133 for derivative instruments and hedging activities. Entities will be

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods upon initial adoption. The Company does not anticipate the adoption of SFAS No. 161 would have a material impact on its disclosures of derivative instruments and hedging activities.

4. FAIR	VALUE MEASUREMENTS

Lazard accounts for its investments (other than equity method investments), securities sold not yet purchased and derivative instruments at fair value or considers fair value in their measurement based on various accounting guidance, including SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”), SFAS No. 133 and applicable industry guidance, such as broker-dealer accounting guidance. Lazard accounts for its equity method investments under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”.

The Company’s investments and securities sold not yet purchased consist of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Debt:
Bonds - Corporate	$397,743	$534,825
Non-U.S. Government and agency securities	57,320	50,608

	455,063	585,433

Equities	232,672	333,796

Other:
Interest in LAM alternative asset management funds:
General partnership interests owned by Lazard	41,906	43,313
General partnership interests consolidated by Lazard	44,373	51,493
Private equity investments	89,473	74,051
Equity method investments	76,215	755

	251,967	169,612

Total investments	939,702	1,088,841
Less equity method investments	76,215	755

Investments, at fair value	$863,487	$1,088,086

Securities sold not yet purchased (included in “other liabilities”)	$33,489	$21,864

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Debt securities primarily consist of investments of LFB which typically holds them long-term, as part of its asset-liability management program. Debt securities are accounted for as either trading or available-for-sale securities at March 31, 2008 and December 31, 2007 as follows:

	March 31, 2008	December 31, 2007
Trading securities:
Bonds—Corporate	$267,137	$462,472
Non-U.S. Government and agency securities	57,320	50,608

	324,457	513,080
Available-for-sale securities:
Bonds—Corporate	130,606	72,353

Total debt securities	$455,063	$585,433

Equities principally represent the Company’s investments in marketable equity securities either held directly or indirectly through asset management funds. Equities are either designated as “trading” securities under SFAS No. 115 or accounted for pursuant to broker-dealer accounting guidelines depending upon the entity in which such equities are held.

Interests in LAM alternative asset management funds represent (i) general partnership interests owned by Lazard in LAM-managed hedge funds and (ii) general partnership interests consolidated by Lazard pertaining to minority interests in LAM alternative asset management funds. Such minority interests represent general partnership interests held directly by certain of our LAM managing directors or employees of the Company but controlled by Lazard. The associated minority interest is included in “minority interest” on the condensed consolidated statements of financial condition (see Note 5 of Notes to Condensed Consolidated Financial Statements).

Private equity investments are primarily comprised of investments in private equity funds and direct private equity interests.

Equity method investments include recent investments in Sapphire Industrials Corp. (“Sapphire”) and Merchant Bankers Asociados (“MBA”). See Notes 9 and 6 of Notes to Condensed Consolidated Financial Statements, respectively.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The table below represents the fair values of the Company’s derivative assets and liabilities reported within “other assets” and “other liabilities” on the accompanying condensed consolidated statements of financial condition, respectively, as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Assets
Interest rate contracts	$350	$5,681
Foreign exchange rate contracts	4,216	4,126
Other contracts	35	33

Total derivative assets	$4,601	$9,840

Liabilities
Interest rate contracts	$3,116	$930
Foreign exchange rate contracts	10,719	3,522
Other contracts	38	36

Total derivative liabilities	$13,873	$4,488

In accordance with SFAS No. 157, Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

Level 1.	Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Lazard has the ability to access.

Level 2.	Assets and liabilities whose values are based on quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in non-active markets or inputs other than quoted prices that are directly observable or derived principally from or corroborated by market data.

Level 3.	Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. Lazard’s Level 3 assets and liabilities primarily consist of private equity investments that are valued, in the absence of observable market prices, initially at cost, which is subsequently adjusted for additional capital raising transactions such as the issuance of new member interests or through a sale of existing equity to a third party or other events that are indicative of fair value. In the absence of third party transactions, the carrying value of such investments may be adjusted if it is determined that the expected realizable value of the investment differs from the carrying value. In reaching that determination, consideration is given to many factors including, but not limited to, the operating cash flows and financial performance of the investee, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features, liquidation preferences or restrictions. With respect to the majority of private equity investments, Lazard utilizes information derived from fund managers for the determination of such fair values.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following table presents Lazard’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2008.

	Fair Value Measurements on a Recurring Basis
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt	$65,437	$389,626	$—	$455,063
Equities	212,991	15,128	4,553	232,672
Other (excluding equity method investments):
Interest in LAM alternative asset management funds:
General partnership interests owned by Lazard	—	41,906	—	41,906
General partnership interests consolidated by Lazard	—	44,373	—	44,373
Private equity investments	—	—	89,473	89,473
Derivatives	—	4,601	—	4,601

Total Assets	$278,428	$495,634	$94,026	$868,088

Liabilities:
Securities sold not yet purchased	$33,489	$—	$—	$33,489
Derivatives	—	13,873	—	13,873

Total Liabilities	$33,489	$13,873	$—	$47,362

The following table provides a summary of changes in fair value of Lazard’s Level 3 assets and liabilities for the three month period ended March 31, 2008.

	Beginning Balance	Unrealized Gains (Losses) Included In Other Revenue	Net Purchases, Issuances and Settlements	Foreign Currency Translation Adjustments	Ending Balance

Level 3 Assets:
Investments:
Equities	$4,469	$(209)	$—	$293	$4,553
Other—private equity investments	74,051	2,510	10,790	2,122	89,473

Total Level 3 Assets	$78,520	$2,301	$10,790	$2,415	$94,026

There were no realized gains or losses included in income during the three month period ended March 31, 2008 with respect to Level 3 assets and liabilities.

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

The aggregate non-contingent consideration, as of March 31, 2008 and December 31, 2007 relating to the GAHL and the CWC acquisitions (before transaction costs) consists of approximately $154,100 of cash as of each respective date and approximately $62,100 and $52,800 of stock as of March 31, 2008 and December 31, 2007, respectively. At March 31, 2008 and December 31, 2007, 1,185,282 and 815,558 shares of Class A common stock are issuable on a non-contingent basis, respectively. Additionally, at both March 31, 2008 and December 31, 2007, 12,155 shares of Series A preferred stock and 277 shares of Series B preferred stock are convertible into Class A common shares on a non-contingent basis, with the number of Class A common shares dependent, in part, upon future prices of the Class A common stock. At March 31, 2008 and December 31, 2007, 960,263 and 1,329,987 shares of Class A common stock, respectively, were contingently issuable and 24,452 shares of Series A preferred stock were contingently convertible into shares of Class A common stock as of each respective date, dependent upon the future performance of GAHL and CWC.

The Class A common stock for the GAHL and CWC acquisitions is issuable over multi-year periods.

In connection with Lazard Group’s acquisition of GAHL and Lazard Ltd’s acquisition of CWC and subsequent contribution of CWC to Lazard Group, Lazard Group recorded related party payables of approximately $62,100 and $52,800 at March 31, 2008 and December 31, 2007, respectively, to subsidiaries of Lazard Ltd, which corresponds to the increase in stockholders’ equity recorded by Lazard Ltd for such acquisitions (see Note 13 of Notes to the Condensed Consolidated Financial Statements).

As of March 31, 2008, the purchase price allocation is final except to the extent that additional contingent consideration may become issuable. A substantial portion of any contingent consideration will represent goodwill, and would be recognized in the period the contingencies have been satisfied. The operating results related to the acquisitions described above are primarily included in the Company’s Financial Advisory segment.

On January 31, 2008, Lazard Group acquired a 50% interest in MBA, an Argentina-based financial advisory services firm with offices across Central and South America and the parent company of MBA Banco de Inversiones. Our investment in MBA is being accounted for using the equity method of accounting and is included in “investments—other” on the accompanying condensed consolidated statement of financial condition as of March 31, 2008.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at March 31, 2008 and December 31, 2007, which primarily pertain to the Company’s Financial Advisory segment, are described below.

	March 31, 2008	December 31, 2007
Goodwill	$191,967	$178,446
Other intangible assets (net of accumulated amortization)	8,243	9,463

	$200,210	$187,909

Changes in the carrying amount of goodwill for the three month periods ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
Balance, January 1	$178,446	$16,945
Business acquisitions (additional contingent consideration)	9,282	—
Foreign currency translation adjustments	4,239	15

Balance, March 31	$191,967	$16,960

The gross cost and accumulated amortization as of March 31, 2008 and December 31, 2007, by major intangible asset category, is as follows:

	March 31, 2008			December 31, 2007
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success fee contracts	$23,969	$21,625	$2,344	$23,969	$20,783	$3,186
Management fees, customer relationships and non-compete agreements	7,017	1,118	5,899	7,017	740	6,277

	$30,986	$22,743	$8,243	$30,986	$21,523	$9,463

Amortization expense of intangible assets for the three month period ended March 31, 2008 was $1,220. There was no such amortization expense in the three month period ended March 31, 2007. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense
2008 (April 1 through December 31)	$3,367
2009	1,272
2010	1,127
2011	903
2012	511
Thereafter	1,063

Total amortization expense	$8,243

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

8.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of March 31, 2008 and December 31, 2007:

	Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of
				March 31, 2008	December 31, 2007
Lazard Group 7.125% Senior Notes(a)	$550,000	2015	7.125%	$550,000	$550,000
Lazard Group 6.12% Senior Notes (b)	437,500	2008-2035	6.12%	437,500	437,500
Lazard Group 6.85% Senior Notes(c)	600,000	2017	6.85%	600,000	600,000
Lazard Group Credit Facility(d)	150,000	2010	4.00%	—	—

Total				$1,587,500	$1,587,500

(a)	Concurrent with Lazard Ltd’s equity public offering on May 10, 2005, Lazard Group issued, in a private placement, $550,000 aggregate principal amount of 7.125% senior notes due May 15, 2015. On October 31, 2005, pursuant to an exchange offer, Lazard Group exchanged $546,000 in aggregate principal amount of its privately placed 7.125% senior notes for $546,000 in aggregate principal amount of its 7.125% senior notes that were registered under the Securities Act of 1933, as amended (the “7.125% exchange notes”). The 7.125% exchange notes are substantially identical to the privately placed 7.125% senior notes, except that the transfer restrictions applicable to the privately placed 7.125% senior notes do not apply to the 7.125% exchange notes.

In connection with the issuance of the Lazard Group 7.125% senior notes, on April 1, 2005, Lazard Group entered into an interest rate forward agreement with a bank for a notional amount of $650,000 to ensure that the base rate (excluding market-driven credit spreads) on the Lazard Group 7.125% senior notes would be no greater than 4.5%. Lazard Group settled the interest rate forward agreement with the bank as of May 9, 2005, which required a payment by Lazard Group of $13,004. Of this amount, in accordance with SFAS No. 133, $11,003 was deemed to be the effective portion of the hedge and has been recorded within “accumulated other comprehensive income, net of tax” and is being amortized as a charge to interest expense over the ten year term of the Lazard Group 7.125% exchange notes.

(b)

Concurrently with Lazard Ltd’s equity public offering on May 10, 2005, Lazard Ltd consummated an initial offering of equity security units (the “ESUs”) in an aggregate offering amount of $287,500. In addition, on May 10, 2005, Lazard Ltd issued $150,000 aggregate principal amount of ESUs to Natixis, a subsidiary of Caisse Nationale des Caisses d’Epargne. Each ESU was issued for $25 and consists of (i) a purchase contract which obligates holders to purchase, and Lazard Ltd to sell, on May 15, 2008, a number of newly issued shares of Class A common stock equal to a settlement rate based on the trading price of its Class A common stock during a period preceding that date and (ii) a 1/40, or 2.5%, ownership interest in a 6.12% senior note due 2035 of Lazard Group (the “6.12% Senior Notes”). As described below, effective May 15, 2008, the maturity date of the 6.12% Senior Notes will be reset to May 15, 2010, and the interest rate will be reset to 4.00% per annum.

The terms of the ESUs provide for a remarketing of the 6.12% Senior Notes which commenced on May 2, 2008. In connection with a remarketing under the terms of the ESUs, on May 15, 2008 (i) $437,488 aggregate principal amount of the 6.12% Senior Notes will be purchased by Lazard Group, (ii) the stated maturity of the 6.12% Senior Notes will be reset to May 15, 2010 and (iii) the interest rate on the 6.12% Senior Notes will be reset to 4.00% per annum.

(c)

On June 21, 2007, Lazard Group completed a private placement of $600,000 aggregate principal amount of 6.85% senior notes due June 15, 2017. On August 16, 2007, pursuant to an exchange offer, Lazard Group

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

exchanged $599,300 in aggregate principal amount of its privately placed 6.85% senior notes for $599,300 in aggregate principal amount of 6.85% senior notes that were registered under the Securities Act of 1933, as amended (the “6.85% exchange notes”). The 6.85% exchange notes are substantially identical to the privately placed 6.85% senior notes, except that the transfer restrictions applicable to the privately placed 6.85% senior notes do not apply to the 6.85% exchange notes.

(d)	Lazard Group maintains a $150,000 senior revolving credit facility with a group of lenders. Interest rates under the credit facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of March 31, 2008 and December 31, 2007, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 4.00% and 5.75%, respectively. At March 31, 2008 and December 31, 2007, no amounts were outstanding under the Lazard Group credit facility.

Subordinated Debt—Subordinated debt at March 31, 2008 and December 31, 2007 amounted to $150,000 at both dates and arose in connection with the termination of a strategic alliance transaction in Italy on May 15, 2006. The amount outstanding consists of an amended $150,000 subordinated convertible note that is convertible into a maximum of 2,631,570 shares of Lazard Ltd Class A common stock at an effective conversion price of $57 per share. The $150,000 subordinated convertible note matures on September 30, 2016 and has a fixed interest rate of 3.25% per annum. One third in principal amount will generally be convertible after July 1, 2008, an additional one third after July 1, 2009 and the last one third after July 1, 2010, and no principal amount will be convertible after June 30, 2011.

As of March 31, 2008 and December 31, 2007, the Company was in compliance with all obligations under its various senior and subordinated borrowing arrangements.

9.	COMMITMENTS AND CONTINGENCIES

Leases—Lazard has various leases and other contractual commitments arising in the ordinary course of business. In the opinion of management, the fulfillment of such commitments in accordance with their terms will not have a material adverse effect on Lazard’s consolidated financial position, results of operations or cash flows.

Guarantees—On March 12, 2007, Lazard entered into an agreement to guarantee to a foreign tax jurisdiction the deferred payment of certain income tax obligations and potential tax penalties of certain managing directors of Lazard Group, which, as of March 31, 2008, aggregate approximately $25,400. These managing directors have pledged their interests in LAZ-MD Holdings (which are exchangeable into shares of Class A common stock) to collateralize such guarantee, with the value of such collateral exceeding the guarantee provided by Lazard.

In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At March 31, 2008, LFB had $14,488 of such indemnifications and held $11,544 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the condensed consolidated statement of financial condition.

Lending Commitments—In the normal course of business, LFB enters into commitments to extended credit, predominately at variable interest rates. The commitments have an expiration date and, once drawn upon, may require the counterparty to post collateral depending on the counterparty’s creditworthiness. Outstanding commitments at March 31, 2008 were $33,602. This amount may not represent future cash requirements as commitments may expire without being drawn upon.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Other Commitments—On January 24, 2008, Sapphire, a newly organized special purpose acquisition company formed by Lazard Funding Limited LLC (“Lazard Funding”), a wholly-owned subsidiary of Lazard Group, completed an initial public offering which, prior to offering costs, raised $800,000 through the sale of 80,000,000 units at an offering price of $10.00 per unit (the “Sapphire IPO”). Each unit consists of one share of Sapphire common stock and one warrant, with such warrant entitling the holder to purchase one share of Sapphire common stock for $7.00.

Sapphire was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses primarily with general industrial companies in North America (collectively referred to as the “Initial Business Combination”).

In connection with the formation of Sapphire, Lazard Funding purchased from Sapphire 15,144,000 units (“founders units”) at a total cost of approximately $95. Each founders’ unit consists of one share of Sapphire common stock and one warrant, with such warrant entitling the holder to purchase one share of Sapphire common stock for $7.50. On January 24, 2008, in connection with the Sapphire IPO, Lazard Funding purchased (i) 5,000,000 units in the Sapphire IPO at a purchase price equal to the public offering price of $10.00 per unit (for an aggregate purchase price of $50,000), and (ii) an aggregate of 12,500,000 warrants from Sapphire at a price of $1.00 per warrant (for a total purchase price of $12,500). Furthermore, Lazard Funding entered into an agreement with the underwriter to purchase, subsequent to the Sapphire IPO and prior to the closing of the Initial Business Combination, up to an additional $37,500 worth of Sapphire common shares in open market purchases.

In connection with the Sapphire IPO, and pursuant to certain rights afforded LFCM Holdings LLC (“LFCM Holdings”) under the business alliance agreement, dated as of May 10, 2005, between Lazard Group and LFCM Holdings (“the business alliance agreement”), Lazard Funding offered Corporate Partners II Limited, a private equity fund formed by Lazard Group, the right, through the date of a public announcement of the Initial Business Combination, to purchase from Lazard Funding, at a cost of $10.00 per unit, up to 2,000,000 Sapphire units (for an aggregate purchase price of up to $20,000).

Our investment in Sapphire is being accounted for using the equity method of accounting and is included in “investments—other” on the accompanying condensed consolidated statement of financial condition as of March 31, 2008.

Subsequent to March 31, 2008, LFB entered into underwriting commitments in which it is participating as a joint underwriter. The settlement of such transactions is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations. LFB may enter into similar transactions from time to time.

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

In 2004, we received a request for information from the NASD as part of an industry investigation relating to gifts and gratuities, which was focused primarily on the Company’s former Capital Markets business, which

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

business was transferred to LFCM Holdings as a part of the separation from Lazard Group on May 10, 2005. In addition, the Company received requests for information from the NASD, SEC and the U.S. Attorney’s Office for the District of Massachusetts seeking information concerning gifts and entertainment involving an unaffiliated mutual fund company, which are also focused on that same business. In the course of an internal review of these matters, there were resignations or discipline of certain individuals associated with Lazard’s former Capital Markets business. These investigations are continuing and the Company cannot predict their potential outcomes. Accordingly, the Company has not recorded an accrual for losses related to any such judicial, regulatory or arbitration proceedings.

10.	MEMBERS’ DEFICIENCY

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in three monthly installments, as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February. In addition, Lazard Group makes periodic distributions to its members to fund, among other things, capital withdrawals and income tax advances made on behalf of its members.

At March 31, 2008 and 2007, Lazard Group common membership interests held by subsidiaries of Lazard Ltd amounted to 48.3% and 47.9%, respectively, and by LAZ-MD Holdings amounted to 51.7% and 52.1%, respectively. Pursuant to provisions of its Operating Agreement, Lazard Group distributions in respect of its common membership interests are allocated to the holders of such interests on a pro rata basis. Such distributions represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and the members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests. During the three month periods ended March 31, 2008 and 2007, Lazard Group distributed $5,532 and $5,049, respectively, to LAZ-MD Holdings and $4,978 and $4,629, respectively, to the subsidiaries of Lazard Ltd, which latter amounts were used by Lazard Ltd to pay dividends to third party stockholders of its Class A common stock. In addition, during the three month periods ended March 31, 2008 and 2007, Lazard Group made tax distributions of $10,213 and $45,488, respectively, including $5,277 and $27,047, respectively, paid to LAZ-MD Holdings and $4,936 and $18,441 respectively, paid to subsidiaries of Lazard Ltd.

A description of Lazard Ltd’s 2005 Equity Incentive Plan (the “Equity Incentive Plan”), and activity with respect thereto during the three month periods ended March 31, 2008 and 2007, is presented below.

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

In addition to the shares available under the Equity Incentive Plan, additional shares of Class A common stock are available under Lazard Ltd’s 2008 Incentive Compensation Plan (the “2008 Plan”), which was approved by the stockholders of Lazard Ltd on May 6, 2008. The maximum number of shares available under the 2008 Plan is based on a formula that limits the aggregate number of shares that may, at any time, be subject to awards that are considered “outstanding” under the 2008 Plan to 30% of the then-outstanding shares of Class A common stock of Lazard Ltd (treating, for this purpose, the then-outstanding exchangeable interests of LAZ-MD Holdings on a fully-exchanged basis).

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Restricted Stock Unit Grants (“RSUs”)

RSUs require future service as a condition for the delivery of the underlying shares of Class A common stock and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. The fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods as required under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Expense relating to RSUs is charged to “compensation and benefits” expense within the condensed consolidated statements of income, and amounted to $55,622 and $23,934 for the three month periods ended March 31, 2008 and 2007, respectively. RSUs issued subsequent to December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock during such period.

Deferred Stock Unit Grants (“DSUs”)

Non-executive members of the Board of Directors of Lazard Group (who are also the same Non-Executive Directors of Lazard Ltd) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan. DSUs are convertible into Class A common stock at the time of cessation of service to the Board. The DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock. DSU awards are expensed at their fair value on their date of grant, which, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan, totaled $34 and $15 during the three month periods ended March 31, 2008 and 2007, respectively.

The following is a summary of activity relating to RSUs and DSUs during the three month periods ended March 31, 2007 and 2008:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Balance, January 1, 2007	4,009,382	$32.13	19,690	$35.71
Granted (including 13,118 RSUs relating to dividend participation)	4,973,269	$49.69	552	$53.23
Forfeited	(38,156)	$42.25

Balance, March 31, 2007	8,944,495	$42.07	20,242	$36.19

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Balance, January 1, 2008	9,507,935	$42.35	35,310	$43.16
Granted (including 51,432 RSUs relating to dividend participation)	11,963,072	$37.33	1,898	$35.37
Forfeited	(48,632)	$39.97
Converted	(71,742)	$37.81	(5,839)	$38.28

Balance, March 31, 2008	21,350,633	$39.56	31,369	$43.59

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

As of March 31, 2008, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $571,059, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.8 years subsequent to March 31, 2008. The ultimate amount of such expense is dependent upon the actual number of RSUs that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein.

Share Repurchase Program

Through February 2008, the Board of Directors of Lazard Ltd has authorized the repurchase of up to $300,000 in aggregate cost of its Class A common stock and Lazard Group common membership interests. The Company’s intention is that the share repurchase program, with respect to the Lazard Ltd Class A common stock, will be used primarily to offset shares that have been or will be issued under the Equity Incentive Plan and the 2008 Plan. Class A common shares repurchased by Lazard Group are reported, at cost, as a reduction of members’ equity within the condensed consolidated statements of financial condition. During the three month period ended March 31, 2008, Lazard Group purchased 3,202,300 shares of Lazard Ltd Class A common stock at an average price of $36.49 per share.

In addition, in February, 2008, Lazard Group entered into a purchase agreement with a member of LAZ-MD Holdings to purchase 500,000 shares of Lazard Ltd Class A common stock for $18,940 (at an average purchase price of approximately $37.88 per share), which will settle on May 12, 2008.

As of March 31, 2008, after giving effect to the transaction described above, $70,138 remained available under the share repurchase program. On May 5, 2008, the Board of Directors of Lazard Ltd approved an additional share repurchase authorization of $200,000, for purchases through December 31, 2009. The remaining repurchase authorization, including the newly authorized amount, is $270,138. Purchases may be made in the open market or through privately negotiated transactions.

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

Employer Contributions to Pension Plans—The Company contributed approximately $16,000 (8.2 million British pounds) in the three month period ended March 31, 2007 in full satisfaction of its obligation to fund LCH’s pension plans for the year ended December 31, 2007. No other contributions to defined benefit plans were made by the Company during the three month periods ended March 31, 2008 and March 31, 2007.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following table summarizes the components of total benefit cost (credit) for the three month periods ended March 31, 2008 and 2007:

	Pension Plans		Pension Plan Supplement		Post-Retirement Medical Plans
	For The Three Months Ended March 31,
	2008	2007	2008	2007	2008	2007
Components of Net Periodic Benefit Cost (Credit):
Service cost					$26	$44
Interest cost	$7,772	$6,708	$16	$15	107	111
Expected return on plan assets	(8,974)	(8,229)
Amortization of:
Prior service credit					(346)	(346)
Net actuarial loss	95	97			36	147

Net periodic benefit cost (credit)	(1,107)	(1,424)	16	15	(177)	(44)
LCH post-retirement medical plan termination						(1,587)

Total benefit cost (credit)	$(1,107)	$(1,424)	$16	$15	$(177)	$(1,631)

12.	INCOME TAXES

The Company’s provision for income taxes for the three month periods ended March 31, 2008 and 2007 was $4,337 and $13,071, respectively, representing effective tax rates on operating income of 24.4% and 16.7%, respectively. Although a portion of Lazard Group’s income is subject to U.S. federal income taxes, the principal difference between the U.S. federal statutory tax rate of 35% and Lazard Group’s estimated effective tax rates is due to Lazard Group primarily operating in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income pertaining to the limited liability company is not subject to U.S. federal income taxes because taxes associated with such income represent obligations of the individual partners. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes. Additionally, Lazard Group is subject to Unincorporated Business Tax (“UBT”) attributable to Lazard Group’s operations apportioned to New York City, which are incremental to the U.S. federal statutory tax rate.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

13.	RELATED PARTIES

Amounts receivable from, and payable to, related parties as of March 31, 2008 and December 31, 2007 are set forth below:

	March 31, 2008	December 31, 2007
Receivables
LFCM Holdings	$21,590	$28,906
LAZ-MD Holdings	209	1,280
Lazard Ltd Subsidiaries	341	91
Other	—	101

Total	$22,140	$30,378

Payables
LFCM Holdings	$754	$964
Lazard Ltd Subsidiaries	62,581	53,841
Other	263	—

Total	$63,598	$54,805

LFCM Holdings

LFCM Holdings owns and operates the capital markets business and fund management activities (other than those located in France) as well as other specified non-operating assets and liabilities that were transferred by Lazard Group (referred to as “the separated businesses”) in May, 2005 and is owned by the working members, including Lazard’s managing directors (which also include our executive officers) who are also members of LAZ-MD Holdings. In addition to a master separation agreement, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings, which effected the separation and recapitalization that occurred in May, 2005, LFCM Holdings entered into an insurance matters agreement and a license agreement that addressed various business matters associated with the separation, as well as several other agreements discussed below.

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

Pursuant to the administrative services agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings, LFCM Holdings and Lazard Group (the “administrative services agreement”), Lazard Group provides selected administrative and support services to LAZ-MD Holdings and LFCM Holdings, such as cash management and debt service administration, accounting and financing activities, tax, payroll, human resources administration, financial transaction support, information technology, public communications, data processing, procurement, real estate management and other general administrative functions. Lazard Group charges for these services based on Lazard Group’s cost allocation methodology.

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

The business alliance agreement provides, among other matters, that Lazard Group will refer to LFCM Holdings selected opportunities for underwriting and distribution of securities. In addition, Lazard Group will provide assistance in the execution of any such referred business. In exchange for the referral obligation and assistance, Lazard Group will receive a referral fee from LFCM Holdings equal to approximately half of the revenue obtained by LFCM Holdings in respect of any underwriting or distribution opportunity. In addition, LFCM Holdings will refer opportunities in the Financial Advisory and Asset Management businesses to Lazard Group. In exchange for this referral, LFCM Holdings will be entitled to a customary finders’ fee from Lazard Group. The business alliance agreement further provides that, during the term of the business alliance, LFNY and Lazard Asset Management Securities, LLC, an indirect wholly-owned subsidiary of LFNY, will introduce execution and settlement transactions to newly formed broker-dealer entities affiliated with LFCM Holdings. The term of the business alliance will expire on the fifth anniversary of Lazard Ltd’s equity public offering, subject to periodic automatic renewal, unless either party elects to terminate in connection with any such renewal or elects to terminate on account of a change of control of either party.

For the three month periods ended March 31, 2008 and March 31, 2007, amounts recorded by Lazard Group relating to administrative and support services amounted to $972 and $939, respectively, and referral fees for underwriting and private placement transactions amounted to $9,767 and $5,535 respectively. Such amounts are reported as reductions to operating expenses and as other revenue, respectively.

In connection with the separation, Lazard Group transferred to LFCM Holdings its ownership interest in Panmure Gordon & Co. plc (“PG&C”). Lazard Group and LFCM Holdings agreed to share any net cash proceeds derived prior to May, 2013 from any subsequent sale by LFCM Holdings of the shares it owns in PG&C. As a result of LFCM Holdings selling a portion of its interest in PG&C in June, 2007, the Company recorded a gain of $9,296 in the three month period ended June 30, 2007. Such amount is included in the receivable from LFCM Holdings as of March 31, 2008 and was subsequently paid on April 30, 2008. As of both March 31, 2008 and December 31, 2007, LFCM Holdings owned 17.6% of PG&C.

Under a master separation agreement and a related lease indemnity agreement, dated as of May 10, 2005, LFCM Holdings is obligated to indemnify Lazard Group for certain liabilities relating to abandoned leased space in the U.K. During the fourth quarter of 2005, Lazard Group entered into an agreement with LFCM Holdings which provided for LFCM Holdings to pay to Lazard Group $25,000 in full satisfaction of its indemnification obligations with respect to the abandoned leased space. The net present value of the balance due at March 31, 2008 and December 31, 2007 of $7,113 and $7,037, respectively, after giving effect to payments received through the respective dates, is included in the receivables from LFCM Holdings. The balance is due based on a schedule of periodic payments through May 10, 2010.

The remaining receivables from LFCM Holdings and its subsidiaries as of March 31, 2008 and December 31, 2007 primarily include $1,071 and $5,312, respectively, related to administrative and support services and reimbursement of expenses incurred on behalf of LFCM Holdings and $3,682 and $5,853, respectively, related to referral fees for underwriting and private placement transactions.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

LAZ-MD Holdings

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the three month periods ended March 31, 2008 and 2007 such charges amounted to $188 and $50, respectively.

Lazard Ltd Subsidiaries

As of March 31, 2008 and December 31, 2007, Lazard Group’s receivables from subsidiaries of Lazard Ltd primarily relate to amounts paid by Lazard Group on behalf of such subsidiaries.

As of March 31, 2008 and December 31, 2007, Lazard Group’s payables to subsidiaries of Lazard Ltd include amounts payable in connection with Lazard Group’s acquisition of GAHL and Lazard Ltd’s acquisition of CWC and subsequent contribution of CWC to Lazard Group of approximately $62,100 and $52,800, respectively (see Note 6 of Notes to Condensed Consolidated Financial Statements). In addition, as of March 31, 2008 and December 31, 2007, Lazard Group’s payables to subsidiaries of Lazard Ltd include amounts payable for the quarterly contract adjustment payments on the purchase contracts associated with the ESUs of $518 and $1,058, respectively (see Note 8 of Notes to Condensed Consolidated Financial Statements).

14.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934, as amended. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single Report (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $5, whichever is greater. At March 31, 2008, LFNY’s regulatory net capital was $86,148 which exceeded the minimum requirement by $79,442.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. subsidiaries”) are regulated by the Financial Services Authority. At March 31, 2008, the aggregate regulatory net capital of the U.K. Subsidiaries was $242,277, which exceeded the minimum requirement by $184,155.

CFLF, through which non-corporate finance advisory activities are carried out in France, is subject to regulation by the Commission Bancaire and the Comité des Etablissements de Crédit et des Entreprises d’Investissement for its banking activities, conducted through its subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management) and Fonds Partenaires Gestion (private equity), are subject to regulation and supervision by the Autorité des Marchés Financiers. At March 31, 2008, the consolidated regulatory net capital of CFLF was $212,445, which exceeded the minimum requirement set for regulatory capital levels by $96,740.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At March 31, 2008, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $71,590, which exceeded the minimum required capital by $54,123. At March 31, 2008, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Effective April 1, 2008, the Company became subject to supervision by the SEC as a Supervised Investment Bank Holding Company (“SIBHC”). As a SIBHC, the Company is subject to group-wide supervision, which requires the Company to compute allowable capital and risk allowances on a consolidated basis. Reporting as a SIBHC is expected to begin in the second quarter of 2008.

15.	SEGMENT OPERATING RESULTS

The Company’s reportable segments offer different products and services and are managed separately as different levels and types of expertise are required to effectively manage the segments’ transactions. Each segment is reviewed to determine the allocation of resources and to assess its performance. The Company’s principal operating activities are included in two business segments: Financial Advisory which includes providing advice on mergers and acquisitions and strategic advisory matters, restructurings, capital raising and other transactions, and Asset Management which includes the management of equity and fixed income securities as well as alternative investment and private equity funds. In addition, the Company records selected other activities in its Corporate segment, including management of cash, certain investments and the commercial banking activities of LFB. The Company also allocates outstanding indebtedness to its Corporate segment.

The Company’s segment information for the three month periods ended March 31, 2008 and 2007 is prepared using the following methodology:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income and believes that the following information provides a reasonable representation of each segment’s contribution to operations with respect to net revenue, operating income and total assets:

		Three Months Ended March 31,
		2008	2007
Financial Advisory	Net Revenue	$212,263	$222,585
	Operating Expenses	174,760	172,998

	Operating Income	$37,503	$49,587

Asset Management	Net Revenue	$165,031	$148,528
	Operating Expenses	114,643	111,012

	Operating Income	$50,388	$37,516

Corporate	Net Revenue	$(69,786)	$(2,043)
	Operating Expenses	308	6,792

	Operating Income (Loss)	$(70,094)	$(8,835)

Total	Net Revenue	$307,508	$369,070
	Operating Expenses	289,711	290,802

	Operating Income	$17,797	$78,268

	As of
	March 31, 2008	December 31, 2007
Total Assets:
Financial Advisory	$712,530	$811,752
Asset Management	487,302	580,716
Corporate	2,074,960	2,371,474

Total	$3,274,792	$3,763,942

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Group’s condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q.

Forward-Looking Statements and Certain Factors that May Affect Our Business

Management has included in Parts I and II of this Quarterly Report on Form 10-Q (the “Form 10-Q”), including in its Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), statements that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”) under the caption “Risk Factors,” including the following:

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

Forward-looking statements include, but are not limited to, statements about the:

•	business’ possible or assumed future results of operations and operating cash flows,

•	business’ strategies and investment policies,

•	business’ financing plans and the availability of short-term borrowing,

•	business’ competitive position,

•	future acquisitions, including the consideration to be paid and the timing of consummation,

•	potential growth opportunities available to our businesses,

•	recruitment and retention of managing directors and employees,

•	target levels of compensation expense,

•	business’ potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,

•	likelihood of success and impact of litigation,

•	expected tax rate,

•	changes in interest and tax rates,

•	expectation with respect to the economy, securities markets, the market for mergers, acquisitions and strategic advisory activity, the market for asset management activity and other industry trends,

•	effects of competition on our business, and

•	impact of future legislation and regulation on our business.

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

Business Summary

The Company’s principal sources of revenue are derived from activities in the following business segments:

•	Financial Advisory, which includes providing advice on mergers and acquisitions (“M&A”) and strategic advisory matters, restructurings, capital raising and other transactions, and

•	Asset Management, which includes the management of equity and fixed income securities and alternative investment and private equity funds.

In addition, the Company records selected other activities in its Corporate segment, including management of cash, certain investments and the commercial banking activities of Lazard Group’s Paris-based Lazard Frères Banque SA (“LFB”). LFB is a registered bank regulated by the Banque de France and its primary operations include asset and liability management for Lazard Group’s Paris House through its money market desk and commercial banking operations, deposit taking and, to a lesser extent, financing activities and custodial oversight over assets of various clients. LFB also operates many support functions relating to our business in Paris. The Company also allocates outstanding indebtedness to its Corporate segment.

Lazard has a long history of making alternative investments with its own capital, usually alongside capital of qualified institutional and individual investors. At the time of Lazard Ltd’s equity public offering and as a part of the separation, we transferred to LFCM Holdings LLC (“LFCM Holdings”) all of our alternative investment activities, except for Fonds Partenaires Gestion (“FPG”), our private equity business in France. As of March 31, 2008, FPG had approximately $1.4 billion of AUM, with Lazard Group’s investments in FPG-managed and other affiliated funds totaling approximately $1.1 billion as of such date. We also transferred to LFCM Holdings principal investments by Lazard Group in the funds managed by the separated businesses, subject to certain options by us to reacquire such investments, while we retained our investment in our French private equity funds. Since 2005, consistent with our obligations to LFCM Holdings, we have engaged in a number of alternative investments and private equity activities.

We continue to explore and discuss opportunities to expand the scope of our alternative investment and private equity activities in Europe, the United States and Asia. These opportunities could include internal growth of new funds and direct investments by us, partnerships or strategic relationships and investments with third parties and acquisitions of existing funds or management companies.

At the time of Lazard Ltd’s equity public offering, and as part of the separation, we also transferred substantially all of our capital markets activities to LFCM Holdings, other than those activities undertaken by LFB, which is regulated by the Commission Bancaire. Consistent with historical practice, LFB, from time to time, engages in underwritten offerings of securities in France. We expect that LFB may expand its scope to include placements elsewhere in Europe.

On August 13, 2007, Lazard Group acquired Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies. On July 31, 2007, Lazard Ltd acquired Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”) and concurrently sold such investment to Lazard Group. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information relating to the acquisitions of GAHL and CWC.

As disclosed in our Form 10-K, Lazard and Natixis entered into a cooperation arrangement in April, 2004 (and expanded such arrangement in March, 2005) to place and underwrite securities on the French equity primary capital markets and cooperate in their respective origination, syndication and placement activities. Our arrangement with Natixis is scheduled to expire on May 10, 2008. We are in discussions with Natixis regarding the possible extension of the arrangement.

For the three month periods ended March 31, 2008 and 2007 the Company’s consolidated net revenue was derived from the following business segments:

	Three Months Ended March 31,
	2008	2007
Financial Advisory	69%	60%
Asset Management	54	40
Corporate	(23)	—

Total	100%	100%

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

Financial Advisory

Global M&A activity for the three month period ended March 31, 2008 decreased versus the corresponding prior year period for both global and trans-atlantic completed and announced transactions, as evidenced by the following industry statistics regarding the volume of transactions:

	Three Months Ended March 31,
	2008	2007	% Incr /(Decr)
	($ in billions)
Completed M&A Transactions:
Global	$687	$869	(21)%
Trans-Atlantic	43	59	(27)%

Announced M&A Transactions:
Global	556	971	(43)%
Trans-Atlantic	48	89	(46)%

Source:	Thomson Financial as of April 14, 2008

While overall M&A industry statistics regarding the number and size of announced transactions declined in the first quarter of 2008 and the industry outlook for 2008 remains uncertain, we believe that we are reasonably well positioned, due to the varied experience of our teams, the investments we have made in our business, and the diversity of our products, even in the current environment.

Activity in financial restructuring during the three month period ended March 31, 2008 increased with the amount of corporate debt defaults, according to Moody’s Investors Service, Inc, amounting to $5 billion, significantly higher than the $1 billion recorded for the corresponding period in 2007. Moody’s is expecting further increases in the default rates this year, with higher levels in the U.S. than in Europe. We expect that our Financial Restructuring practice will benefit from the increase in the level of corporate defaults, as well as from advising companies during this volatile time on matters relating to debt and financing restructuring and other on - and off-balance sheet assignments.

Asset Management

As shown in the table below, global market indices at March 31, 2008 decreased as compared to such indices at December 31, 2007 and March 31, 2007 principally as a result of mixed corporate earnings and developments in the credit markets.

	Percentage Change March 31, 2008 vs.
	December 31, 2007	March 31, 2007
MSCI World Index	(10)%	(5)%
CAC 40	(16)	(17)
DAX	(19)	(6)
FTSE 100	(12)	(10)
TOPIX 100	(19)	(30)
MSCI Emerging Market	(11)	(19)
Dow Jones Industrial Average	(8)	(1)
NASDAQ	(14)	(6)
S&P 500	(10)	(7)

Market depreciation reflected in Lazard’s AUM during the three month and twelve month periods ended March 31, 2008 generally corresponds to the changes in global market indices.

Financial Statement Overview

Net Revenue

The majority of Lazard’s Financial Advisory net revenue is earned from the successful completion of mergers, acquisitions, strategic advisory matters, restructurings, capital raising and similar transactions. The main driver of Financial Advisory net revenue is overall M&A activity, the level of corporate debt defaults and the environment for capital raising activities, particularly in the industries and geographic markets in which Lazard focuses. In some client engagements, often those involving financially distressed companies, revenue is earned in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment and are not necessarily linked to the completion of a transaction. In addition, Lazard also earns fees from providing strategic advice to clients, with such fees not being dependent on a specific transaction. Lazard’s Financial Advisory segment also earns revenue from public and private securities offerings in the form of referral fees for referring to LFCM Holdings opportunities for underwriting and distribution of securities. The referral fees received from LFCM Holdings is generally half of the revenue recorded by LFCM Holdings in respect of such activities.

Lazard’s Asset Management segment principally includes Lazard Asset Management LLC and its subsidiaries (collectively referred to as “LAM”), Lazard Frères Gestion SAS (“LFG”) and FPG. Asset Management net revenue is derived from fees for investment management and advisory services provided to institutional and private clients. The main driver of Asset Management net revenue is the level of AUM, which is influenced in large part by Lazard’s investment performance and by Lazard’s ability to successfully attract and retain assets, as well as the broader performance of the global equity markets and, to a lesser extent, fixed income markets. As a result, fluctuations in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. In addition, as Lazard’s AUM include significant assets that are denominated in currencies other than U.S. dollars, changes in the value of the U.S. dollar relative to non-U.S. currencies will impact the value of Lazard’s AUM. Fees vary with the type of assets managed, with higher fees earned on equity assets, alternative investments (such as hedge funds) and private equity investments, and lower fees earned on fixed income and cash management products.

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

Corporate net revenue consists primarily of net interest income, including amounts earned at LFB, and investment gains and losses on debt securities at LFB, LAM-managed equity funds and principal investments in equities and alternative investment funds managed by Lazard Alternative Investments Holding LLC (“LAI”). Interest expense related to the financing transactions associated with the equity public offering is included in Corporate net revenue. Corporate net revenue can fluctuate due to changes in the fair value of investments classified as trading, and with respect to available-for-sale, when realized, as well as changes in interest and currency exchange rates and in the levels of cash, investments and indebtedness. Total assets in Corporate represented 63% of Lazard’s consolidated total assets as of March 31, 2008, principally attributable to assets associated with LFB and, to a lesser extent, investments in LAM-managed funds, other securities and cash.

Lazard expects to experience significant fluctuations in net revenue and operating income during the course of any given year. These fluctuations arise because a significant portion of Financial Advisory net revenue is earned upon the successful completion of a transaction, financial restructuring or capital raising activity, the timing of which is uncertain and is not subject to Lazard’s control. Asset Management net revenue is also subject to periodic fluctuations. Asset Management fees are generally based on AUM measured as of the end of a quarter or month, and an increase or reduction in AUM at such dates, due to market price fluctuations, currency fluctuations, net client asset flows or otherwise, will result in a corresponding increase or decrease in management fees. In addition, incentive fees earned on AUM are generally not recorded until potential uncertainties regarding the ultimate realizable amounts have been determined. For most of our funds that determination is made at year-end, and therefore such incentive fees are recorded in the fourth quarter of Lazard’s fiscal year. Also, as noted above, Corporate net revenue is subject to fluctuations due to changes in fair market value of investments, interest and currency exchange rates.

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

Minority Interest In Net Income

Minority interest in net income principally consists of various LAM-related general partnerships (“LAM GP”) held directly by certain of our LAM managing directors.

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

A discussion of the Company’s consolidated results of operations for the three month periods ended March 31, 2008 and 2007 is set forth below, followed by a more detailed discussion of business segment results.

	Three Months Ended March 31,
	2008	2007
	($ in thousands)
Revenue
Investment banking and other advisory fees	$196,724	$215,083
Money management fees	158,082	135,826
Interest income	22,390	22,213
Other	(30,992)	27,193

Total revenue	346,204	400,315
Interest expense	38,696	31,245

Net revenue	307,508	369,070

Operating Expenses
Compensation and benefits	193,559	220,035
Non-compensation expense (*)	96,152	70,767

Total operating expenses	289,711	290,802

Operating Income	17,797	78,268
Provision for income taxes	4,337	13,071

Income Before Minority Interest in Net Income	13,460	65,197
Minority interest in net income	(3,254)	1,833

Net Income	$16,714	$63,364

(*)	Including, in the 2008 period, amortization of intangible assets relating to acquisitions of $1,220.

The table below describe the components of operating revenue, a non-GAAP measure used by the Company to manage total compensation and benefits expense to managing directors and employees. Management believes operating revenue provides the most meaningful basis for comparison among present, historical and future periods.

	Three Months Ended March 31,
	2008	2007
	($ in thousands)
Total revenue	$346,204	$400,315
Add (deduct):
LFB interest expense (a)	(8,901)	(10,415)
(Revenue) loss related to consolidation of LAM general partnerships (b)	3,253	(1,831)

Operating revenue	$340,556	$388,069

(a)	The interest expense incurred by LFB is excluded from total revenue because LFB is a commercial bank and we consider its interest expense to be a cost directly related to the conduct of its business.
(b)	LAM general partnership revenue (loss) is excluded because we do not deem such amounts as operating in nature as it is directly offset by a charge (credit) to minority interest in net income for the corresponding amount.

Certain key ratios, statistics and headcount information for the three month periods ended March 31, 2008 and 2007 are set forth below:

	Three Months Ended March 31,
	2008	2007
As a % of Net Revenue, By Revenue Category:
Investment banking and other advisory fees	64%	58%
Money management fees	51	37
Interest income	8	6
Other	(10)	7
Interest expense	(13)	(8)

Net Revenue	100%	100%

As a % of Net Revenue:
Operating Income	6%	21%

	As of March 31,
	2008	2007

Headcount:
Managing Directors:
Financial Advisory	155	142
Asset Management	55	50
Corporate	8	8
Limited Managing Directors	4	4
Other Employees:
Business segment professionals	994	788
All other professionals and support staff	1,274	1,189

Total	2,490	2,181

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

Three Months Ended March 31, 2008 versus March 31, 2007

Net income for the three month period ended March 31, 2008 decreased $47 million, or 74%, as compared to the corresponding period in 2007. As described above, the Company acquired GAHL and CWC during the third quarter of 2007. Our results for the three month period ended March 31, 2008 include the results of such acquired businesses.

Net revenue decreased $62 million, or 17%, for the three month period ended March 31, 2008, compared to the corresponding period in 2007. Fees from investment banking and other advisory activities declined by $18 million, or 9%, versus the 2007 period, reflecting the decline in M&A activity resulting from a decrease in the size of completed M&A transactions. Money management fees, including incentive fees, increased $22 million, or 16%, as compared to the prior year principally as the result of a $20 billion, or 17%, increase in average AUM for the three month period ended March 31, 2008 versus the 2007 period. Interest income increased $0.2 million, or 1%. Other revenue decreased $58 million, or 214%, in the three month period ended March 31, 2008 versus the corresponding period in 2007. The decline was principally attributable to broad-based illiquidity in the credit markets and volatility in the equity markets during the 2008 period which resulted in aggregate losses of $57 million (i) in LFB’s corporate debt portfolio, held as an integral part of its asset-liability management program and (ii) in the Firm’s investment in corporate equities to seed Asset Management products and for temporary investments. Interest expense for the three month period ended March 31, 2008 increased $7 million, or 24%, as a result of the incremental interest expense of $10 million related to the June 2007 issuance of $600 million aggregate principal amount of 6.85% senior notes, partially offset by decreased interest on lower average customer deposits in LFB.

Compensation and benefits expense decreased $26 million, or 12%, for the three month period ended March 31, 2008, and represented 56.7% of operating revenue, the same as in the 2007 period, reflecting a decrease in incentive compensation associated with the decline in operating revenues, partially offset by increases in amortization of an increased amount of Restricted Stock Units (“RSUs”) and additional compensation associated with the strategic headcount growth of managing directors and business segment professionals.

Non-compensation expense in the three month period ended March 31, 2008 increased $24 million, or 34%, and was 27.9% of operating revenue for the first quarter of 2008, compared 18.2% of operating revenue for the first quarter of 2007, excluding in the 2008 period the effect of $1.2 million in amortization of intangibles related to the GAHL and CWC acquisitions completed in the second half of 2007. Factors contributing to the quarter-over-quarter increase include the impact of new offices and acquisitions made in the second half of 2007 and increased (i) business development expenses for travel and market related data, (ii) fund administration expenses related to the growth in AUM, and (iii) consulting and deal-related legal fees, as well as the continued impact of the weakened U.S. dollar. In addition, the first quarter of 2008 includes a $6 million provision for costs related to leases on abandoned space.

Operating income for the three month period ended March 31, 2008 decreased $60 million, or 77%, versus the corresponding period in 2007, with such decrease primarily attributable to the decline in other revenue. Operating income as a percentage of net revenue was 6% and 21% in the 2008 and 2007 periods, respectively. Operating income in the 2008 period benefited by approximately $5 million from the strengthening of foreign currencies against the U.S. dollar.

The provision for income taxes for the three month period ended March 31, 2008 decreased $9 million, versus the prior year period due principally to lower levels of income. The Company’s effective tax rate was 24.4% for the three month period ended March 31, 2008 as compared to 16.7% for the corresponding period in 2007. Excluding the effect of the LAM GP-related loss in the 2008 period versus LAM GP-related revenue in the 2007 period, for which there is a corresponding offset in minority interest in each respective period, the Company’s effective tax rate would have been 20.6% for the three month period ended March 31, 2008 as compared to 17.1% for the corresponding period in 2007.

Minority interest in net income for the three month period ended March 31, 2008 decreased $5 million versus the 2007 period resulting from an approximate $3 million credit related to various LAM-related general partnerships held directly by certain of our LAM managing directors, as compared to an approximate $2 million charge recorded in the corresponding period of 2007.

Business Segments

The following is a discussion of net revenue and operating income for the Company’s business segments—Financial Advisory, Asset Management and Corporate. Each segment’s operating expenses include (i) compensation and benefits expenses that are incurred directly in support of the segment and (ii) other operating expenses, which include directly incurred expenses for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourcing and indirect support costs (including compensation and benefits expense and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistical drivers such as, among other items, headcount, square footage and transactional volume.

Financial Advisory

The following table summarizes the operating results of the Financial Advisory segment:

	Three Months Ended March 31,
	2008	2007
	($ in thousands)
M&A and Strategic Advisory	$165,985	$196,068
Financial Restructuring	15,538	9,620
Corporate Finance and Other	30,740	16,897

Net Revenue	212,263	222,585

Direct Compensation and Benefits	101,998	119,958
Other Operating Expenses (a)	72,762	53,040

Total Operating Expenses	174,760	172,998

Operating Income	$37,503	$49,587

Operating Income, Excluding Amortization of Intangible Assets Related To Acquisitions (b)	$38,442	$49,587

Operating Income as a Percentage of Net Revenue	18%	22%

Operating Income as a Percentage of Net Revenue, Excluding Amortization of Intangible Assets Related To Acquisitions (b)	18%	22%

	As of March 31,
	2008	2007
Headcount (c):
Managing Directors	155	142
Limited Managing Directors	3	2
Other Employees:
Business segment professionals	649	492
All other professionals and support staff	265	227

Total	1,072	863

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto) and, in the 2008 period, $939 of amortization of intangible assets related to the acquisitions of GAHL and CWC.
(b)	Excludes, in the 2008 period, $939 of amortization of intangible assets related to the acquisitions of GAHL and CWC.
(c)	Includes, in the 2008 period, an aggregate of five managing directors, 95 business segment professionals and 42 other professionals and support staff applicable to GAHL and CWC. In addition, the periods exclude headcount related to indirect support functions, with such headcount being included in the Corporate segment.

Net revenue trends in Financial Advisory for M&A and Strategic Advisory and Financial Restructuring are generally correlated to the volume of completed industry-wide merger and acquisition transactions and restructurings occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, material variances in the level of merger and acquisition activity in a particular geography where Lazard has significant market share or the number of its strategic advisory engagements with respect to larger-sized transactions can cause its results to diverge from industry-wide activity. Certain Lazard client statistics and global industry statistics are set forth below:

	Three Months Ended March 31,
	2008	2007
Lazard Statistics:
Number of Clients:
Total	255	194
With Fees Greater than $1 million	52	48
Percentage of Total Financial Advisory Revenue from Top 10 Clients	36%	42%
Number of M&A Transactions Completed Greater than $1 billion (a)	9	12

(a)	Source: Thomson Financial as of April 14, 2008

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms. The offices that generate Financial Advisory net revenue are located in United States, Europe (principally in the U.K., France, Italy, Spain and Germany) and the rest of the world (principally in Australia, which, for the 2008 period, includes the impact of the acquisition of CWC).

	Three Months Ended March 31,
	2008	2007
United States	51%	43%
Europe	39	54
Rest of World	10	3

Total	100%	100%

The change in the distribution of geographical revenues demonstrates that our revenue can fluctuate materially from quarter to quarter due to the number, size and timing of closings of completed transactions, as well as seasonality and other factors. As such, the geographical distribution of revenues in any particular quarter may not be indicative of future results.

The Company’s managing directors and many of its professionals have significant experience, and many of them are able to use this experience to advise on M&A, strategic advisory matters and financial restructuring transactions, depending on clients’ needs. This flexibility allows Lazard to better match its professionals with the counter-cyclical business cycles of mergers and acquisitions and financial restructurings. While Lazard measures revenue by practice area, Lazard does not separately measure the separate costs or profitability of mergers and acquisitions services as compared to financial restructuring services. Accordingly, Lazard measures performance in its Financial Advisory segment based on overall segment net revenue and operating income margins.

Operating Results

Financial Advisory’s quarterly revenue and profits can fluctuate materially depending on the number, size and timing of completed transactions on which it advised, as well as seasonality and other factors. Accordingly, the revenue and profits in any particular quarter or period may not be indicative of future results. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended March 31, 2008 versus March 31, 2007

In the 2008 period, Financial Advisory net revenue decreased $10 million, or 5%, as compared to the corresponding 2007 period. During the 2008 period, M&A and Strategic Advisory revenue decreased $30 million, or 15%, while Financial Restructuring revenue increased $6 million, or 62%, and Corporate Finance and Other net revenue increased $14 million, or 82%.

The decrease in M&A and Strategic Advisory revenue in 2008 resulted from a decrease in Lazard’s number of completed M&A transactions greater than $1 billion and its lower overall average fees per transaction, but was partially offset by an increase in fees earned for strategic advisory assignments. Clients, which in the aggregate, represented a significant portion of our M&A and Strategic Advisory revenue for the 2008 period included Bear Stearns, Carillon, Emap, IBM, Infogrames Entertainment, Kesa Electricals, MBIA, Platina Finance, Rank Group and Tata Chemicals.

Financial Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings and advice on complex on and off-balance sheet assignments, such as retiree health care obligations. The increase in revenue was the result of an increase in the number of assignments and higher average fees per transaction in the 2008 period as compared to the 2007 period. Clients from which we generated fees in the period ended March 31, 2008 included Centro Properties, GDX Holdings, Technical Olympic USA (Tousa) and the UAW. Recent announced assignments include Tropicana Casino & Resorts, Inc., Vertis Inc., Journal Register Company, BLB Management Services, Inc., Plastech Engineered Products and Wellman, Inc.

Corporate Finance and Other net revenue increased versus 2007 reflecting increased Private Fund Advisory fund closings, and increased activity in our Equity Capital Markets and Alternative Capital Finance Groups. The Equity Capital Markets Group advised on a number of recent transactions, including special purpose acquisition company (“SPAC”) transactions and follow-on equity offerings. The Alternative Capital Finance Group served as a placement agent on a number of Private Investment in Public Equity transactions (“PIPES”) and Registered Direct Offerings (“RDs”).

Operating expenses for the three month period ended March 31, 2008 increased $2 million, or 1%, versus the corresponding 2007 period. Compensation and benefits expense decreased $18 million, or 15%, versus 2007, due to a decrease in incentive compensation related to a lower level of firmwide operating revenue, partially offset by increased amortization of an increased amount of RSUs and additional compensation, principally from the GAHL and CWC acquisitions, as well as hiring of senior bankers during 2007. Other operating expenses in the 2008 period increased $20 million, or 37%, primarily due to the impact of the acquisitions of GAHL and CWC made in the second half of 2007 and other new offices, increases in business development expenses for travel and market related data and deal-related legal fees, and the continued impact of the weakened U.S dollar as well as amortization expense of $0.9 million related to intangible assets associated with the GAHL and CWC acquisitions.

Financial Advisory operating income for the 2008 period decreased $12 million, or 24%, versus the corresponding 2007 period. Operating income represented 18% and 22% of segment net revenues for the 2008 and 2007 periods, respectively.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	March 31, 2008	December 31, 2007
	($ in millions)
AUM:
International Equities	$45,732	$50,535
Global Equities	45,350	47,814
U.S. Equities	18,936	20,927

Total Equities	110,018	119,276

European and International Fixed Income	11,004	10,255
Global Fixed Income	2,595	2,161
U.S. Fixed Income	1,799	1,817

Total Fixed Income	15,398	14,233

Alternative Investments	3,941	3,577
Private Equity(a)	1,547	1,401
Cash Management	3,289	2,926

Total AUM	$134,193	$141,413

(a)	Includes $1.1 billion and $1.0 billion as of March 31, 2008 and December 31, 2007, respectively, held by an investment company for which Lazard may earn carried interests.

Average AUM for the three month periods ended March 31, 2008 and 2007 is set forth below. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Three Months Ended March 31,
	2008	2007
	($ in millions)
Average AUM	$137,803	$117,645

The following is a summary of changes in AUM for the three month periods ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	($ in millions)
AUM—Beginning of Period	$141,413	$110,437
Net Flows	1,716	11,564
Market Appreciation (Depreciation)	(10,005)	2,708
Foreign Currency Adjustments	1,069	143

AUM—End of Period	$134,193	$124,852

Total AUM at March 31, 2008 decreased $7.2 billion, or 5%, versus that at December 31, 2007, with average AUM for the first quarter of 2008 increasing 17% versus the average AUM for the corresponding 2007 period. International, Global and U.S. equities represented 34%, 34% and 14% of total AUM at March 31, 2008, respectively, versus 36%, 34% and 15% of total AUM at December 31, 2007, respectively. During the period ended March 31, 2008, of the total $7.2 billion decrease in AUM, modest net inflows and the positive impact of changes in foreign currency exchange rates partially offset the decrease from market depreciation.

The following table summarizes the operating results of the Asset Management segment.

	Three Months Ended March 31,
	2008	2007
	($ in thousands)
Management Fees	$158,009	$130,639
Incentive Fees	—	5,006
Other Income	10,275	11,052

Sub-total	168,284	146,697
LAM GP-Related Revenue (Loss)	(3,253)	1,831

Net Revenue	165,031	148,528

Direct Compensation and Benefits	60,566	66,224
Other Operating Expenses (a)	54,077	44,788

Total Operating Expenses	114,643	111,012

Operating Income	50,388	37,516
Add (Deduct):
LAM GP-Related (Revenue) Loss	3,253	(1,831)
Amortization of Intangible Assets	281	—

Operating Income, excluding LAM GP-Related Revenue (Loss) (b) and Amortization of Intangible Assets	$53,922	$35,685

Operating Income as a Percentage of Net Revenue	31%	25%

Operating Income, as a Percentage of Net Revenue, each excluding LAM GP-Related Revenue (Loss) (b) and Amortization of Intangible Assets	32%	24%

	As of March 31,
	2008	2007
Headcount (c):
Managing Directors	55	50
Limited Managing Directors	1	1
Other Employees:
Business segment professionals	337	288
All other professionals and support staff functions	372	346

Total	765	685

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(b)	Management also evaluates the results of Asset Management based on revenue and operating income excluding the LAM GP-related revenue (loss) since such amounts are directly offset by a charge (credit) to minority interest which is not a charge (credit) to operating income.
(c)	Excludes headcount related to indirect support functions. Such headcount is included in the Corporate headcount.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms:

	Three Months Ended March 31,
	2008	2007
United States	53%	52%
Europe	36	40
Rest of World	11	8

Total	100%	100%

Operating Results

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended March 31, 2008 versus March 31, 2007

Asset Management net revenue grew $17 million, or 11%, versus the corresponding 2007 period. Management fees for the 2008 period increased $27 million, or 21%, versus the 2007 period driven by a 17% increase in average AUM. Also contributing to the increase was the impact of a change in the mix of investment products, resulting in a slightly higher percentage growth rate in management fees versus the growth rate of average AUM, principally in Global Equities. No incentive fees were earned for the 2008 period as compared to $5 million recorded in the corresponding 2007 period. Other income decreased $6 million, or 45%, versus the 2007 period, principally as a result of lower LAM GP-related revenue.

Operating expenses for the 2008 period increased $4 million, or 3%, versus the corresponding 2007 period. Compensation and benefits expense decreased $6 million, or 9%, due to reductions in incentive compensation resulting from lower firmwide operating revenue partially offset by increases in amortization of an increased amount of RSUs, and additional compensation related to strategic headcount growth. Other operating expenses increased $9 million, or 21%, versus 2007, principally due to higher costs for occupancy, technology and fund administration and servicing associated with the growth in AUM since March 31, 2007.

Asset Management operating income grew $13 million or 34%, in the 2008 period, as compared to the corresponding 2007 period. Operating income as a percentage of segment net revenue was 31% for the 2008 period versus 25% for the 2007 period, with the increase in the ratio due to higher net revenue. Excluding LAM GP-related revenue (loss) and amortization of intangible assets, operating income was $54 million or 32% of segment net revenue excluding LAM GP-related revenue (loss), as compared to 24% for the 2007 period.

Corporate

The following table summarizes the results of the Corporate segment:

	Three Months Ended
	March 31,
	2008	2007
	($ in thousands)
Interest Income	$15,399	$15,637
Interest Expense	(38,528)	(28,343)

Net Interest Expense	(23,129)	(12,706)
Other Revenue (Expense)	(46,657)	10,663

Net Revenue (Expense)	(69,786)	(2,043)
Operating Expenses	308	6,792

Operating Loss	$(70,094)	$(8,835)

	As of March 31,
	2008	2007

Headcount (a):
Managing Directors	8	8
Limited Managing Directors	—	1
Other Employees:
Business segment professionals	8	8
All other professionals and support staff	637	616

Total	653	633

(a)	Includes headcount related to support functions.

Corporate Results of Operations

Three Months Ended March 31, 2008 versus March 31, 2007

Net interest expense in the three month period ended March 31, 2008 increased $10 million, or 81%, versus the corresponding period in 2007 principally as a result of the June 2007 issuance of $600 million aggregate principal amount of 6.85% senior notes.

Other revenue declined $57 million in the three month period ended March 31, 2008 versus the corresponding period in 2007, due to broad-based illiquidity in the credit markets and volatility in the equity markets during the 2008 period which resulted in mark-downs and losses of $29 million in LFB’s portfolio of debt securities of corporate issuers and $28 million in the Corporate portfolio of equity securities to seed new Asset Management products and for temporary investments.

Operating expenses in the 2008 period decreased $6 million, versus the 2007 period due primarily to decreased incentive compensation associated with the decline in operating revenues, partially offset by increases in amortization of an increased amount of RSUs and a $6 million provision for cost related to leases on abandoned space.

Cash Flows

The Company’s cash flows are influenced primarily by the timing of the receipt of Financial Advisory and Asset Management fees, the timing of distributions to members and payment of incentive compensation bonuses to managing directors and employees. M&A, Strategic Advisory and Asset Management fees are generally collected within 60 days of billing, while restructuring fee collections may extend beyond 60 days, particularly those that involve bankruptcies with court-ordered holdbacks. Fees from our private fund advisory activities are generally collected over a four year period from billing and typically include an interest component.

Lazard Group traditionally makes payments of incentive compensation during the first four months of each calendar year with respect to the prior year’s results.

Summary of Cash Flows:

	Three Months Ended March 31,
	2008	2007
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$16.7	$63.4
Noncash charges (a)	60.9	30.0
Other operating activities (b)	(145.9)	(330.9)

Net cash used in operating activities	(68.3)	(237.5)

Investing activities (c)	(136.3)	(3.2)
Financing activities (d)	(132.3)	(61.3)
Effect of exchange rate changes	(1.1)	(1.5)

Net Decrease in Cash and Cash Equivalents	(338.0)	(303.5)
Cash and Cash Equivalents:
Beginning of Period	1,000.6	955.1

End of Period	$662.6	$651.6

(a) Consists of the following:

Depreciation and amortization of property	$5.2	$3.6
Amortization of deferred expenses, stock units and interest rate hedge	57.8	24.6
Amortization of intangible assets related to acquisitions	1.2	—
Minority interest in net income	(3.3)	1.8

	$60.9	$30.0

(b) Includes net changes in operating assets and liabilities.

(c) Principally relates to the acquisitions of equity method investments in Sapphire Industrials Corp. (“Sapphire”) and Merchant Bankers Asociados (“MBA”) (see Notes 9 and 6, respectively, of Notes to Condensed Consolidated Financial Statements), as well as purchases of available-for-sale securities by LFB.

(d) Includes distributions to members, activity related to borrowings and repurchases of shares of Lazard Ltd Class A common stock.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. We maintain lines of credit in excess of anticipated liquidity requirements. As of March 31, 2008, Lazard had approximately $226 million in unused lines of credit available to it, including $65 million of unused lines of credit available to LFB.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, including use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months and beyond. As noted above, we intend to maintain lines of credit that can be utilized should the need arise. These credit lines include a $150 million senior revolving credit facility with a group of lenders that expires in May, 2010. As of March 31, 2008, there were no amounts outstanding under this credit facility. The senior revolving credit facility contains customary affirmative and negative covenants and events of default for facilities of this type which, among other things, limit the ability of the borrower to incur debt, grant liens, pay dividends, enter into mergers or to sell all or substantially all of its assets and contains financial covenants that must be maintained. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources in addition to any new credit facilities. In addition, the indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions.

Financing Agreements

Over the past several years, Lazard has entered into several financing agreements designed to strengthen both its capital base and liquidity, the most significant of which are described below. Each of these agreements is discussed in more detail in our consolidated financial statements and related notes included in the Form 10-K. The table below sets forth our corporate indebtedness as of March 31, 2008 and December 31, 2007.

	Maturity Date	As of March 31, 2008	As of December 31, 2007	Increase (Decrease)

	($ in millions)
Senior Debt:
6.85%	2017	$600.0	$600.0	$—
7.125%	2015	550.0	550.0	—
6.12%(a)	2008 - 2035	437.5	437.5	—
Subordinated Debt:
3.25%(b)	2016	150.0	150.0	—

Total Senior and Subordinated Debt		$1,737.5	$1,737.5	$—

(a)	In connection with a remarketing under the terms of the equity security units (the “ESUs”), on May 15, 2008 (i) $437.5 million aggregate principal amount of the 6.12% senior notes (the “6.12% Senior Notes”) will be purchased by Lazard Group, (ii) the stated maturity of the 6.12% Senior Notes will be reset to May 15, 2010 and (iii) the interest rate on the 6.12% Senior Notes will be reset to 4.00% per annum.

See Note 8 of Notes to Condensed Consolidated Financial Statements.

(b)	Convertible into shares of Lazard Ltd Class A common stock at an effective conversion price of $57 per share. One third in principal amount will each generally be convertible after July 1, 2008, July 1, 2009, and July 1, 2010, with no principal amounts convertible after June 30, 2011. See Note 8 of Notes to Condensed Consolidated Financial Statements.

As of March 31, 2008, Lazard was in compliance with all of its obligations under its various borrowing arrangements.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to affiliates. Regulatory approval may be required in certain jurisdictions for paying dividends in excess of certain established levels. See Note 14 of Notes to Condensed Consolidated Financial Statements for further information. These regulations differ in the U.S., the U.K., France and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see “Item 1-Business—Regulation” included in the Form 10-K.

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of March 31, 2008:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Operating Leases (exclusive of $66,135 of sublease income)	$581,189	$74,844	$128,033	$95,148	$283,164
Capital Leases (including interest)	43,337	5,364	8,701	7,568	21,704
Senior Debt (including interest)(a)	2,250,997	523,611	160,575	160,575	1,406,236
Subordinated Debt (including interest) (b)	191,438	4,875	9,750	9,750	167,063
Private Equity and Other Commitments: LAI managed funds (c)	72,830	29,080	43,750
Other (d)	21,119	20,057	474	550	38
Contractual Commitments to Managing Directors, Senior Advisors and Employees (e)	100,348	54,731	34,346	8,735	2,536

Total (f)	$3,261,258	$712,562	$385,629	$282,326	$1,880,741

(a)	Includes the 6.12% Senior Notes issued in connection with the issuance of the ESUs. The table reflects a Lazard Group purchase of substantially all of the outstanding $437.5 million aggregate principal amount of the 6.12% Senior Notes on May 15, 2008 for approximately $439.7 million. See “—Liquidity and Capital Resources—Financing Agreements” and Note 8 of Notes to Condensed Consolidated Financial Statements.
(b)	The $150 million Subordinated Convertible Note matures on September 30, 2016, has a fixed interest rate of 3.25% per annum and is convertible into shares of Lazard Ltd Class A common stock at an effective conversion price of $57 per share. One third in principal amount will generally be convertible after July 1, 2008, an additional one third after July 1, 2009 and the last one third after July 1, 2010, and no principal amount will be convertible after June 30, 2011. For purposes of the table above, the $150 million Subordinated Convertible Note was considered to remain outstanding until its maturity date, with no assumed conversions into Class A common stock prior thereto. See Note 8 of Notes to Condensed Consolidated Financial Statements.
(c)

Pursuant to the business alliance agreement, Lazard Group has commitments to fund certain investment funds managed by LAI. Amounts in the table above relate to (1) obligations related to Corporate Partners II Limited, a private equity fund with $1 billion of institutional capital commitments and a $100 million capital commitment from Lazard Group, the principal portion of which may require funding at any time through 2010. As of March 31, 2008, Lazard Group contributed approximately $29 million of its capital commitment, with Lazard’s remaining commitment of approximately $71 million as of March 31, 2008 estimated to be funded in the amounts of $27 million, $25 million, and $19 million in the twelve month periods ending March 31, 2009, 2010 and 2011, respectively; and (2) obligations related to Lazard Senior

Housing Partners LP, a private equity fund which closed during 2006, with $201 million of capital commitments from institutional investors, including $10 million from Lazard Group, the principal portion of which will require funding at any time through 2008. As of March 31, 2008, Lazard’s remaining commitment of approximately $2 million as of March 31, 2008 is estimated to be funded in the twelve month period ending March 31, 2009.

(d)	Primarily represents a capital commitment through 2017 of approximately $47 million to a mezzanine fund in which the Company has invested approximately $30 million as of March 31, 2008, with Lazard’s remaining commitment of approximately $17 million required to be funded when called upon (for purposes of the table above such remaining commitment is being reflected as “Less than 1 year”).
(e)	The Company has agreements relating to future minimum payments to certain managing directors, senior advisors and employees incurred for the purpose of recruiting and retaining these senior professionals.
(f)	The table above does not include:
(1)	any contingent obligations relating to the LAM equity rights;
(2)	the contingent limited partner capital commitment as described in Note 9 of Notes to Consolidated Financial Statements included in the Form 10-K;
(3)	the lending commitments and indemnifications provided by LFB to third parties as described in Note 9 of Notes to Condensed Consolidated Financial Statements and Note 13 of Notes to Consolidated Financial Statements included in the Form 10-K;
(4)	the 2008 pension fund obligation of approximately $16.5 million as described in Note 15 of Notes to Consolidated Financial Statements included in the Form 10-K;
(5)	any contingent obligation related to the guarantees described in Note 9 of Notes to Condensed Consolidated Financial Statements;
(6)	commitments related to the business acquisitions and joint venture investment as described in Note 6 of Notes to Condensed Consolidated Financial Statements; and
(7)	Lazard Funding’s contingent commitment to purchase up to an additional $37.5 million of Sapphire common shares subsequent to Sapphire’s initial public offering (the “Sapphire IPO”) and (ii) LFCM Holdings’ right to purchase from Lazard Funding, at its cost of $10.00 per unit, up to 2 million Sapphire units (up to $20 million). See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information relating to Sapphire and the Sapphire IPO.

In addition the table above does not include any recognition of the May, 2008 settlement of the purchase contracts component of the ESUs which require the holders to purchase an aggregate of $437.5 million of Lazard Ltd’s Class A common stock for cash—see (a) above. Also, the table above does not include any possible payments for uncertain tax positions, as we are unable to estimate the timing of any such payments. See Note 16 of Notes to Consolidated Financial Statements included in the Form 10-K.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our consolidated financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with U.S. GAAP pursuant to the rules and regulations of the SEC regarding interim financial reporting as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements. The preparation of Lazard’s condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Lazard evaluates its estimates, including those related to revenue recognition, compensation liabilities, income taxes, investing activities and goodwill. Lazard bases these estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

The Company records incentive fees at the end of the relevant performance measurement period when potential uncertainties regarding the ultimate realizable amounts have been determined. The performance fee measurement period is generally an annual period, unless an account terminates during the year. These incentive fees received at the end of the measurement period are not subject to reversal or payback.

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

Income Taxes

As part of the process of preparing its consolidated financial statements, Lazard is required to estimate its income taxes in each of the jurisdictions in which it operates. This process requires Lazard to estimate its actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense, unrealized gains on investments and depreciation. These temporary differences result in deferred tax assets and liabilities, which are included within Lazard’s consolidated statements of financial condition. In addition, as a result of the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) on January 1, 2007, a higher standard must be met before tax benefits can be recognized in the Company’s consolidated financial statements. Significant management judgment is required in determining Lazard’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, valuation allowances are established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by the Company in making this assessment. If actual results differ from these estimates or Lazard adjusts these estimates in future periods, Lazard may need to adjust its valuation allowance, which could materially impact Lazard’s consolidated financial position and results of operations.

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

Valuation of Investments

Investments consist principally of debt securities, equities, investments in alternative asset management funds and other private equity investments. These investments are carried at fair value on the condensed consolidated statements of financial condition, with any increases or decreases in fair value reflected (i) in earnings, to the extent held by our broker-dealer subsidiaries or designated as “trading” securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), within our non broker-dealer subsidiaries, and (ii) in “accumulated other comprehensive income”, to the extent designated as “available-for-sale” securities under SFAS No. 115 until such time they are realized and reclassified to earnings. Gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income or “accumulated other comprehensive income”.

Debt securities are primarily investments of LFB which typically holds them long-term, as part of its asset-liability management program.

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

Minority interests in LAM alternative asset management funds represent general partnership interests held directly by certain of our LAM managing directors or employees of the Company but controlled and consolidated by Lazard. The associated minority interest amounting to approximately $44 million at March 31, 2008 and $51 million at December 31, 2007, respectively, is included in minority interest on the condensed consolidated statements of financial condition (see Note 5 of Notes to Condensed Consolidated Financial Statements).

Private equity investments, which represent approximately 2.7% at March 31, 2008 and 2.0% of total assets at December 31, 2007, respectively, are primarily comprised of investments in private equity funds and direct private equity interests that are valued, in the absence of observable market prices, initially at cost, which is subsequently adjusted for additional capital raising transactions such as the issuance of new member interests or through a sale of existing equity to a third party or other events that are indicative of fair value. In the absence of third party transactions, the carrying value of such investments may be adjusted if it is determined that the expected realizable value of the investment differs from the carrying value. In reaching that determination, consideration is given to many factors including, but not limited to, the operating cash flows and financial performance of the investee, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features, liquidation preferences or restrictions. With respect to the majority of private equity investments, Lazard utilizes information derived from fund managers for the determination of such fair values.

See Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding investments and certain other assets and liabilities measured at fair value, including a discussion of the inputs utilized by Lazard in measuring fair value and the levels of fair value within which such measurements fall pursuant to the disclosure requirements of SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which the Company adopted on January 1, 2008.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill has an indefinite life and is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, Lazard makes estimates and assumptions in order to determine the fair value of its assets and liabilities and to project future earnings using valuation techniques. Lazard’s assumptions and estimates are used in projecting future earnings as part of the valuation, and actual results could differ from those estimates.

See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information regarding goodwill.

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

•

Variable Interest Entities.    VIEs are entities that lack one or more of the characteristics of a voting interest entity. If Lazard has a variable interest, or a combination of variable interests, in a VIE and it will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both, it is required to consolidate such VIE.

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

Risk Management

The Company encounters risk as part of the normal course of business and therefore we have designed risk management processes to help manage such risks considering both the nature of our business and our operating model. The Company is subject to varying degrees of credit, market, operational and liquidity risks (see “—Liquidity and Capital Resources”) and monitors these risks at both an entity and on a consolidated basis. Management within each of Lazard’s operating locations are principally responsible for managing the risks within its respective businesses on a day-to day basis.

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

At March 31, 2008, $696 million, or 77%, of the $906 million of investments (net of securities sold not yet purchased of $33 million classified as “other liabilities”) represented investments in debt securities held by LFB and Corporate investments in equity securities that are either held directly or indirectly through asset management funds, non-publicly traded funds or through general partnership interests in LAM-managed funds, and are therefore subject to market risks. These investments are monitored daily by management. Included in the amount above was $455 million of debt securities (representing approximately 65% of investments subject to market risk), substantially all of which were in LFB’s portfolio, consisting primarily of corporate bonds (92% of which carried investment grade ratings at March 31, 2008), and secondarily, non-U.S. government securities. These securities are typically held long-term as part of LFB’s asset-liability management program.

The remaining 23% of the investments at March 31, 2008 represent (i) private equity and equity method investments that are generally not subject to short-term market fluctuations, and (ii) general partnership interests in LAM alternative asset management funds held directly by certain of our managing directors and employees but which are controlled and consolidated by the Company, and therefore the associated risk remains with the minority interest holders.

At December 31, 2007, $941 million, or 88%, of the $1,067 million of investments (net of securities sold not yet purchased of $22 million) represented investments in debt securities held by LFB and Corporate investments in equity securities that are either held directly or indirectly through asset management funds, non-publicly traded funds or through general partnership interests in LAM-managed funds, and are therefore subject to market risks. Included in this amount was $585 million of debt securities (representing approximately 62% of investments subject to market risk), substantially all of which were in LFB’s portfolio, consisting primarily of corporate bonds (84% of which held investment grade ratings at December 31, 2007), and secondarily, non-U.S. government securities.

The remaining 12% of the investments at December 31, 2007 represent (i) private equity and equity method investments that are generally not subject to short-term market fluctuations and (ii) general partnership interests in LAM alternative asset management funds held directly by certain of our managing directors and employees but which are controlled and consolidated by the Company, and therefore the associated risk remains with the minority interest holders.

At March 31, 2008 and December 31, 2007, derivative contracts related primarily to interest rate swaps and exchange rate contracts and are recorded at fair value. Derivative assets amounted to $5 million and $10 million at March 31, 2008 and December 31, 2007, respectively, with derivative liabilities amounting to $14 million and $4 million, at such respective dates.

The primary market risks associated with LFB’s securities portfolio, foreign exchange hedging and lending activities are sensitivity to changes in the general level of credit spreads and interest rate and foreign currency risks. The risk management strategies that we employ use various risk sensitivity metrics to measure such risks and to examine behavior under significant adverse market conditions. The following sensitivity metrics provide the resultant effects on Lazard’s operating income as of March 31, 2008:

•	LFB’s credit spread risk, as measured by a 100 +/– basis point change in credit spreads totaled $(17) million and $18 million, respectively.

•	LFB’s interest rate risk as measured by a 100 +/– basis point change in interest rates totaled $1 million and $1 million, respectively.

•	Foreign currency risk associated with LFB’s open positions, in aggregate, as measured by a 200 +/- basis point change against the U.S. dollar, totaled approximately $6 thousand.

LFB fully secures its collateralized financing transactions with fixed income securities.

Risks Related to Receivables

We maintain an allowance for bad debts to provide coverage for probable losses from our fee and customer receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where, in our judgment, the receivables are impaired. At March 31, 2008, total receivables amounted to $1.0 billion, net of an allowance for bad debts of $16 million. As of that date, inter-bank lending, financial advisory and asset management fee, customer and related party receivables comprised 56%, 36%, 6% and 2% of total receivables, respectively. At December 31, 2007, total receivables amounted to $1.1 billion, net of allowance for bad debts of $13 million. As of that date, inter-bank lending, financial advisory and asset management fee, customer and related party receivables comprised 45%, 47%, 5% and 3% of total receivables, respectively. The M&A and asset management fee receivables collection periods generally are within 60 days of invoice. However, as discussed above, the collection period for restructuring transactions may extend beyond 60 days, and fee receivables from our private fund advisory activities are generally collected over a four year period.

Credit Concentration

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At March 31, 2008, LFB had no exposure to an individual counterparty that exceeded $40 million, in the aggregate, excluding inter-bank counterparties.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s liabilities has fixed interest rates or maximum interest rates, while its cash and short-term investments generally have floating interest rates. Based on account balances as of March 31, 2008, Lazard estimates that operating income relating to cash and short-term investments and corporate indebtedness would change by approximately $10 million, on an annual basis, in the event interest rates were to increase or decrease by 1%.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 (R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and supersedes or amends other related authoritative literature although it retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) also requires the acquirer to expense costs relating to any acquisitions that close after December 31, 2008.

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements about fair value measurements. SFAS No. 157 applies to those accounting pronouncements that require or permit the use of fair value measurements for recognition or disclosure purposes and to those accounting pronouncements that require fair value measurements for other reasons such as the requirement to measure reporting units at fair value for annual goodwill impairment testing. In February 2008, the FASB issued the FASB Staff Position (“FSP”) 157-2 (“FSP 157-2”) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items would include, for example, reporting units measured at fair value in a goodwill impairment test as mentioned above and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS No. 157 for those assets and liabilities not subject to the delayed provisions of FSP 157-2. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s condensed consolidated financial statements. For additional disclosures about fair value measurements, see Note 4 of Notes to Condensed Consolidated Financial Statements. The Company does not anticipate that the adoption of the other provisions of SFAS No. 157 in the first quarter of 2009 would have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits an entity to elect to measure various financial instruments and certain other items at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 became effective January 1, 2008 and did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, it also changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to both the parent and the noncontrolling interest with separate disclosure of each component on the face of the consolidated income statement. It does not, however, impact the calculation of net income per share as such calculation will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied except that the presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company has not yet determined the impact that SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”), to enhance the current disclosure framework in SFAS No. 133 for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods upon initial adoption. The Company does not anticipate the adoption of SFAS No. 161 would have a material impact on its disclosures of derivative instruments and hedging activities.

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

Our Company’s businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. The Company is involved in a number of judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses. The Company reviews such matters on a case by case basis and establishes any required reserves in accordance with SFAS No. 5, “Accounting For Contingencies.” Management believes, based on currently available information, that the results of such matters, in the aggregate, will not have a material adverse effect on the Company’s financial condition but might be material to the Company’s operating results or cash flows for any particular period, depending upon the operating results for such period.

In 2004, we received a request for information from the NASD as part of an industry investigation relating to gifts and gratuities, which was focused primarily on the Company’s former Capital Markets business, which business was transferred to LFCM Holdings as a part of the separation from Lazard Group on May 10, 2005. In addition, we received requests for information from the NASD, SEC and the U.S. Attorney’s Office for the District of Massachusetts seeking information concerning gifts and entertainment involving an unaffiliated mutual fund company, which are also focused on that same business. In the course of an internal review of these matters, there were resignations or discipline of certain individuals associated with Lazard’s former Capital Markets business. These investigations are continuing and the Company cannot predict their potential outcomes, which outcomes, if any, could include the consequences discussed under the caption “Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in the registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Lazard Group LLC’s Certificate of Formation (incorporated by reference to Exhibit 3.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

3.2	Lazard Group LLC’s Certificate of Amendment of Certificate of Formation of Lazard Group LLC, changing name to Lazard Group LLC (incorporated by reference to Exhibit 3.2 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

3.3	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

3.4	Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on December 19, 2005).

3.5	Amendment No. 2 dated as of May 7, 2008, to the Operating Agreement of Lazard Group LLC dated as of May 10, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 8, 2008).

4.1	Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.2	First Supplemental Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.3	Second Supplemental Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.37 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.4	Third Supplemental Indenture, dated as of December 19, 2005, by and among Lazard Group LLC, The Bank of New York, as trustee, and for purposes of consent, Lazard Group Finance LLC (incorporated by reference to Exhibit 4.02 to Lazard Group LLC’s Current Report on Form 8-K (Commission File No. 333-126751) filed on December 19, 2005).

4.5	Purchase Contract Agreement, dated as of May 10, 2005, by and between Lazard Ltd and The Bank of New York, as Purchase Contract Agent (incorporated by reference to Exhibit 4.4 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.6	Pledge Agreement, dated as of May 10, 2005, by and among Lazard Ltd, The Bank of New York, as Collateral Agent, Custodial Agent and Securities Intermediary and The Bank of New York, as Purchase Contract Agent (incorporated by reference to Exhibit 4.5 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

4.7	Form of Normal Equity Security Units Certificate (included in Exhibit 4.5).

4.8	Form of Senior Note (included in Exhibit 4.5).

4.9	$546 million 7.125% Senior Notes Due 2015, issued by Lazard Group LLC (incorporated by reference to Exhibit 4.5 to Lazard Group LLC’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 10, 2005).

4.10	Fourth Supplemental Indenture, dated as of June 21, 2007, between Lazard Group LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on June 22, 2007).

10.1	Master Separation Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 2.1 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.2	Amendment No. 1, dated as of November 6, 2006, to the Master Separation Agreement, dated as of May 10, 2005, by and among the Lazard Ltd, Lazard Group LLC and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 7, 2006).

10.3	Second Amendment dated as of May 7, 2008, to the Master Separation Agreement dated as of May 10, 2005, as amended, by and among Lazard Ltd, Lazard Group LLC and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 8, 2008).

10.4	Class B-1 and Class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

10.5	Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006, by and among LAZ-MD Holdings LLC, Lazard Ltd and certain members of LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 7, 2006).

10.6	First Amendment dated as of May 7, 2008, to the Amended and Restated Stockholders’ Agreement dated as of November 6, 2006, between LAZ- MD Holdings LLC and Lazard Ltd.

10.7	Employee Benefits Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8	Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9	License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company, LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co. Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.10	Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and Lazard Group LLC (incorporated by reference to Exhibit 10.7 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.11	Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.12	First Amended and Restated Limited Liability Company Agreement of Lazard Asset Management LLC, dated as of January 10, 2003 (incorporated by reference to Exhibit 10.10 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.13	Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.14	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.15	Lease with an Option to Purchase, dated as of July 11, 1990, by and between Sicomibail and Finabail and SCI du 121 Boulevard Hausmann (English translation) (incorporated by reference to Exhibit 10.20 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.16	Occupational Lease, dated as of August 9, 2002, Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.17*	Lazard Ltd’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.18*	Lazard Ltd’s 2008 Incentive Compensation Plan (incorporated by reference to Annex B to Lazard Ltd’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.19*	Lazard Ltd’s 2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.20*	Amended and Restated Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of January 29, 2008, by and among Lazard Ltd, Lazard Group LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.1 to Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on February 1, 2008).

10.21*	Agreement Relating to Reorganization of Lazard, dated as of May 10, 2005, by and among Lazard LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.24 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.22*	Amended and Restated Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 7, 2008, by and among Lazard Ltd, Lazard Group LLC and Steven J. Golub (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report (File No. 333-126751) on Form 8-K filed on May 8, 2008).

10.23*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for, each of Michael J. Castellano, Scott D. Hoffman and Charles G. Ward III (incorporated by reference to Exhibit 10.26 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.24*	Form of First Amendment dated as of May 7, 2008, to Agreement Relating to Retention and Noncompetition and Other Covenants dated as of May 4, 2005, for each of Michael J. Castellano, Scott D. Hoffman and Charles G. Ward, III (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 8, 2008).
10.25*	Agreements Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

10.26*	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.27*	Acknowledgement Letter, dated as of November 6, 2006, from Lazard Group LLC to certain managing directors of Lazard Group LLC modifying the terms of the retention agreements of persons party to the Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 7, 2006).

10.28	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.29	Registration Rights Agreement, dated as of May 10, 2005 by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.30	Letter Agreement, dated as of May 10, 2005, with Bruce Wasserstein family trusts (incorporated by reference to Exhibit 10.31 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.31	Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.32 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.32	First Amendment, dated as of March 28, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q (File No. 333-126751) filed on May 11, 2006).

10.33	Second Amendment, dated as of May 17, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.34	Third Amendment, dated as of June 18, 2007, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on June 22, 2007).

10.35*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.36*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.37*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.38	Termination Agreement, dated as of March 31, 2006, by and among Banca Intesa S.p.A., Lazard Group LLC, and Lazard & Co. S.r.l. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on April 4, 2006).

10.39	Amended and Restated $150 Million Subordinated Convertible Promissory Note due 2018, issued by Lazard Funding LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.40	Amended and Restated Guaranty of Lazard Group LLC to Banca Intesa S.p.A., dated as of May 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.41*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q (File No. 333-126751) filed on May 11, 2006).

10.42*	First Amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K (File No. 333-126751) filed on March 1, 2007).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Bruce Wasserstein.

31.2	Rule 13a-14(a) Certification of Michael J. Castellano.

32.1	Section 1350 Certification for Bruce Wasserstein.

32.2	Section 1350 Certification for Michael J. Castellano.

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2008

LAZARD GROUP LLC

By:	/s/ Bruce Wasserstein
Name: Bruce Wasserstein Title: Chairman and Chief Executive Officer

By:	/s/ Michael J. Castellano
Name: Michael J. Castellano Title: Chief Financial Officer