Form 10-K
period 2008-12-31
Lazard Group LLC
filed 2009-03-02
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

As of June 30, 2008, none of the Registrant’s common membership interests were held by non-affiliates.

As of January 31, 2009, in addition to profit participation interests, there were 122,233,664 common membership interests and two managing member interests outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LAZARD GROUP LLC

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2008

i

Part I

When we use the terms “Lazard Group”, “Lazard”, “we”, “us”, “our”, and “the Company”, we mean Lazard Group LLC (formerly named Lazard LLC), a Delaware limited liability company that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock are publicly traded on the New York Stock Exchange under the Symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and its respective subsidiaries. Lazard Ltd has no material assets other than indirect ownership as of December 31, 2008 of approximately 62.4% of the common membership interests in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries who are co-managing members of Lazard Group.

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

We are a preeminent international financial advisory and asset management firm that has long specialized in crafting solutions to the complex financial and strategic challenges of our clients. We serve a diverse set of clients around the world, including corporations, partnerships, institutions, governments and high-net worth individuals. The first Lazard partnership was established in 1848. Over time we have extended our activities beyond our roots in New York, Paris and London. We currently operate from 40 cities in key business and financial centers across 24 countries throughout Europe, North America, Asia, Australia, and Central and South America.

The Separation and Recapitalization

On May 10, 2005, Lazard Ltd completed the equity public offering (the “equity public offering”) of its Class A common stock (“Class A common stock”), the public offering of equity security units (“ESUs”) of Lazard Ltd, the private placements under an investment agreement with IXIS Corporate & Investment Bank (“IXIS” or, following its merger with and into its parent, “Natixis”) and the private offering of the 7.125% senior notes due 2015 of Lazard Group, primarily to recapitalize Lazard Group. We refer to these financing transactions and the recapitalization, collectively, as the “recapitalization.” As part of the recapitalization, Lazard Group used the net proceeds from the financing transactions primarily to redeem the outstanding Lazard Group membership interests of certain of its historical partners.

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

Principal Business Lines

We focus primarily on two business segments - Financial Advisory and Asset Management. We believe that the mix of our activities across business segments, geographic regions, industries and investment strategies helps to diversify and stabilize our revenue stream.

Financial Advisory

We offer corporate, partnership, institutional, government and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”) and strategic advisory matters, restructurings and capital structure advisory services, capital raising and various other corporate finance matters. We focus on solving our clients’ most complex problems, providing advice to senior management, boards of directors and business owners of prominent companies and institutions in transactions that typically are of significant strategic and financial importance to them.

We continue to build our Financial Advisory business by fostering long-term, senior level relationships with existing and new clients as their independent advisor on strategic transactions. We seek to build and sustain long-term relationships with our clients rather than focusing on individual transactions, a practice that we believe enhances our access to senior management of major corporations and institutions around the world. We emphasize providing clients with senior level attention during all phases of transaction execution.

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

For the years ended December 31, 2008, 2007 and 2006, the Financial Advisory segment net revenue totaled $1,023 million, $1,240 million and $973 million, respectively, accounting for approximately 66%, 64% and 65%, respectively, of our consolidated net revenue for such years. We earned advisory revenue from 708 clients, 622 clients and 510 clients for the years ended December 31, 2008, 2007 and 2006, respectively. We earned $1 million or more from 229 clients, 230 clients and 202 clients for the years ended December 31, 2008, 2007 and 2006, respectively. For the years ended December 31, 2008, 2007 and 2006, the ten largest fee paying clients constituted approximately 20%, 19% and 21% of our Financial Advisory segment net revenue, respectively, with no client individually having constituted more than 10% of segment net revenue during any of these years. For the years ended December 31, 2008, 2007 and 2006, the Financial Advisory segment reported operating income of $226 million, $319 million and $251 million, respectively. At December 31, 2008, 2007 and 2006, the Financial Advisory segment had total assets of $739 million, $812 million, and $453 million, respectively.

We believe that we have been pioneers in offering financial advisory services on an international basis, with the establishment of our New York, Paris and London offices dating back to the nineteenth century. We maintain major local presences in the U.S., the U.K. and France, including a network of regional branch offices in the U.S. and France, as well as presences in Argentina, Australia, Brazil, Canada, Chile, Dubai, Germany, Hong Kong, India, Italy, Japan, the Netherlands, Panama, Peru, Singapore, South Korea, Spain, Sweden, Switzerland, Uruguay and mainland China.

On August 13, 2007, we acquired all of the outstanding ownership interests of Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies. On July 31, 2007, Lazard Ltd acquired all of the outstanding shares of Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”), an Australia-based financial advisory firm, and concurrently sold such investment to Lazard Group. We operate GAHL’s and CWC’s businesses under the names “Lazard Middle Market” and “Lazard Carnegie Wylie”, respectively. Furthermore, on June 19, 2007, we entered into a joint cooperation agreement with Raiffeisen Investment AG (“Raiffeisen”) for merger and acquisition advisory services in Russia and the Central and Eastern European (the “CEE”) region. The cooperation between us and

Raiffeisen, one of the CEE region’s top M&A advisors, provides domestic, international and cross-border expertise within Russia and the CEE region. In addition, on January 31, 2008, we acquired a 50% interest in Merchant Bankers Asociados (“MBA”), an Argentina-based financial advisory services firm with offices across Central and South America and the parent company of MBA Banco de Inversiones. Finally, in February, 2009, we entered into a strategic alliance with a financial advisory firm in Mexico to provide global M&A advisory services for clients, both inside and outside of Mexico, who are seeking to acquire or sell Mexican assets or have interests in other financial transactions with Mexican companies, and to provide restructuring advisory services to Mexican clients.

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

Services Offered

We advise clients on a wide range of strategic and financial issues. When we advise companies in the potential acquisition of another company, business or certain assets, our services include evaluating potential acquisition targets, providing valuation analyses, evaluating and proposing financial and strategic alternatives and rendering, if appropriate, fairness opinions. We also may advise as to the timing, structure, financing and pricing of a proposed acquisition and assist in negotiating and closing the acquisition. In addition, we may assist in executing an acquisition by acting as a dealer-manager in transactions structured as a tender or exchange offer.

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

For companies in financial distress, our services may include reviewing and analyzing the business, operations, properties, financial condition and prospects of the company, evaluating debt capacity, assisting in the determination of an appropriate capital structure and evaluating and recommending financial and strategic alternatives, including providing advice on dividend policy. If appropriate, we may provide financial advice and assistance in developing and seeking approval of a restructuring or reorganization plan, which may include a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or other similar court administered processes in non-U.S. jurisdictions. In such cases, we may assist in all aspects of the implementation of such a plan, including advising and assisting in structuring and effecting the financial aspects of a sale or recapitalization, structuring new securities, exchange offers, other considerations or other inducements to be offered or issued, as well as assisting and participating in negotiations with affected entities or groups.

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

Pursuant to a business alliance agreement that we entered into with LFCM Holdings in connection with the separation in May, 2005 (the “business alliance agreement”), LFCM Holdings generally underwrites and distributes U.S. securities offerings originated by our Financial Advisory business in a manner intended to be similar to our practice prior to the separation, with revenue from such offerings generally continuing to be divided evenly between Lazard Group and LFCM Holdings.

Staffing

We staff our assignments with a team of quality professionals who have appropriate product and industry expertise. We pride ourselves on, and we believe we differentiate ourselves from our competitors by, being able to offer a relatively high level of attention from senior personnel to our clients and organizing ourselves in such a way that managing directors who are responsible for securing and maintaining client relationships also actively participate in providing related transaction execution services. Our managing directors have significant experience, and many of them are able to use this experience to advise on both M&A and restructuring transactions, depending on our clients’ needs. Many of our managing directors and senior advisors come from diverse backgrounds, such as senior executive positions at corporations and in government, law and strategic consulting, which we believe enhances our ability to offer sophisticated advice and customized solutions to our clients. As of December 31, 2008, our Financial Advisory segment had 151 managing directors, 696 other professionals (which includes directors, vice presidents, associates and analysts) and 246 support staff personnel.

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

These groups are managed locally in each relevant geographic region and are coordinated globally, which allows us to bring local industry-specific knowledge to bear on behalf of our clients on a global basis. We believe that this enhances the quality of the advice that we can offer, which improves our ability to market our capabilities to clients.

In addition to our Mergers and Acquisitions and Financial Restructuring practices, we also maintain specialties in the following distinct practice areas within our Financial Advisory segment:

•	government advisory,

•	capital structure and debt advisory,

•	fund raising for alternative investment funds,

•	private investment in public equity, or “PIPE”, and

•	corporate finance.

We endeavor to coordinate the activities of the professionals in these areas with our Mergers and Acquisitions industry specialists in order to offer clients customized teams of cross-functional expertise spanning both industry and practice area expertise.

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

•

coordinating our industry specialty activities on a global basis and increasing the integration of our industry experts with our Mergers and Acquisitions, Financial Restructuring and Corporate Finance professionals, and

•

broadening our geographic presence by adding new offices, including, since the beginning of 2007, offices in Australia (Melbourne), Switzerland (Zurich), China (Hong Kong), and United Arab Emirates (Dubai City), as well as new regional offices in the U.S. (Boston, Minneapolis, Charlotte and Washington DC), acquiring a 50% interest in a financial advisory firm with offices in Central and South America (Chile, Panama, Uruguay and Peru) and entering into a joint cooperation agreement in Eastern Europe and Russia, as well as a strategic alliance with a financial advisory firm in Mexico.

In addition to the investments made as part of this strategy, we believe that the following external market factors may enable our Financial Advisory business to benefit:

•	increasing demand for independent, unbiased financial advice,

•	increasing demand for Financial Restructuring advice due to the increased level of corporate defaults, and

•	a potential increase in cross-border M&A and large capitalization M&A, two of our areas of historical specialization.

Going forward, our strategic emphasis in our Financial Advisory business is to leverage the investments we have made in recent years to grow our business and drive our productivity. We continue to seek to opportunistically attract outstanding individuals to our business. We routinely reassess our strategic position and may in the future seek opportunities to further enhance our competitive position. In this regard, during 2007 and 2008, as described above, we broadened our geographic footprint through acquisitions, investments and alliances in Australia, Eastern Europe, Russia and Central and South America, and by opening new offices. In addition, as a result of acquiring GAHL in 2007, we launched “Lazard Middle Market,” which advises primarily mid-sized private companies.

Relationship with Natixis

At the time of the equity public offering in 2005, Lazard Group and Natixis had in place a cooperation arrangement to place and underwrite securities on the French equity primary capital markets under a common brand, currently “Lazard-Natixis,” and cooperate in their respective origination, syndication and placement activities. Although originally set to expire during the third quarter of 2008, the arrangement continues to be applied in accordance with its general terms pending the outcome of continuing discussions regarding its formal extension. This cooperation covers French listed companies exceeding a market capitalization of €500 million. The cooperation arrangement also provides for an alliance in real estate advisory work with the objective of establishing a common brand for advisory and financing operations within France. It also adds an exclusive mutual referral cooperation arrangement, subject to the fiduciary duties of each firm, with the goal of referring clients from Lazard Group to Natixis for services relating to corporate banking, lending, securitizations and derivatives within France and from Natixis to Lazard Group for M&A advisory services within France.

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

As of December 31, 2008, total assets under management (“AUM”) were $91 billion, of which approximately 77% was invested in equities, 14% in fixed income, 3% in alternative investments, 4% in cash and 2% in private equity funds. As of the same date, approximately 39% of our AUM was invested in international (i.e., non-U.S. and regional non-U.S.) investment strategies, 41% was invested in global investment strategies and 20% was invested in U.S. investment strategies, and our top ten clients accounted for 25% of our total AUM. Approximately 85% of our AUM as of that date was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 15% of our AUM as of December 31, 2008 was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

The charts below illustrate the mix of our AUM as of December 31, 2008, measured by broad product strategy and by office location.

AUM BY PRODUCT	AUM BY OFFICE LOCATION

For the years ended December 31, 2008, 2007 and 2006, Asset Management segment net revenue totaled $614.8 million, $724.8 million and $553.2 million, respectively, accounting for approximately 39%, 38% and 37%, respectively, of our consolidated net revenue for such years. In the third quarter of 2008, Lazard Asset Management LLC (“LAM”) and LAZ Sub I, LLC completed a merger (the “LAM Merger”), with and into LAM (see Note 4 of Notes to Consolidated Financial Statements). For the year ended December 31, 2008, Asset Management reported an operating loss of $63.4 million (including a $197.6 million charge relating to the LAM Merger in the third quarter), and operating income of $134.2 million (excluding the charge relating to the LAM Merger), as compared to operating income of $185.0 million and $135.2 million for the years ended December 31, 2007 and 2006, respectively. At December 31, 2008, 2007 and 2006, our Asset Management segment had $419.9 million, $580.7 million, and $418.5 million in total assets, respectively.

LAM and LFG

Our largest Asset Management subsidiaries are LAM, with offices in New York, San Francisco, Boston, Chicago, Toronto, Montreal, London, Milan, Frankfurt, Hamburg, Tokyo, Hong Kong, Sydney, Seoul and Bahrain (aggregating approximately $80 billion in total AUM as of December 31, 2008), and Lazard Frères Gestion (“LFG”), headquartered in Paris (aggregating approximately $10 billion in total AUM as of December 31, 2008). These operations, with 661 employees as of December 31, 2008, provide our business with both a global presence and a local identity.

Primary distinguishing features of these operations include:

•	a global footprint with global research, global mandates and global clients,

•

a broad-based team of approximately 250 investment professionals at December 31, 2008: LAM had approximately 220 investment professionals, including approximately 90 focused, in-house, investment analysts across all products and platforms, many of whom have substantial industry or sector specific expertise, and LFG had approximately 30 investment professionals, including research analysts,

•	a security selection-based investment philosophy applied across products, and

•	worldwide brand recognition and multi-channel distribution capabilities.

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

At LAM, we conduct investment research on a global basis to develop market, industry and company specific insights. Approximately 90 investment analysts, located in our worldwide offices, conduct research and evaluate investment opportunities around the world, and across all products and platforms. The LAM global research platform is organized around six global industry sectors:

•	consumer goods,

•	financial services,

•	health care,

•	industrials,

•	power, and

•	technology, media and telecommunications.

Our analysts recommend companies to portfolio managers and work with them on an ongoing basis to make “buy” and “sell” decisions.

Investment Strategies.    Our Asset Management business provides equity, fixed income, cash management and alternative investment strategies to our clients, paying close attention to our clients’ varying and expanding investment needs. We offer the following product platform of investment strategies:

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

U.S.

Large Capitalization**

Mid Capitalization

Small/Mid Capitalization

Multi-Capitalization

Other

U.K. (Large Capitalization)

U.K. (Small Capitalization)

Australia

France (Large Capitalization)*

France (Small Capitalization)*

Japan**

Korea

Fixed Income and Cash Management	Global Core Fixed Income High Yield Short Duration	Pan-European Core Fixed Income High Yield Cash Management* Duration Overlay Eurozone Fixed Income** Cash Management* Corporate Bonds**	U.S. Core Fixed Income High Yield Short Duration Municipals Cash Management* Non-U.S. U.K. Fixed Income

Alternative	Global Fund of Hedge Funds Fund of Closed-End Funds (Long and Long/Short) Convertible Arbitrage/Relative Value	Regional European Explorer (Long/Short) Emerging Income Japan (Long/Short)

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

Distribution.    We distribute our products through a broad array of marketing channels on a global basis. LAM’s marketing, sales and client service efforts are organized through a global market delivery and service network, with distribution professionals located in cities including New York, San Francisco, London, Milan, Frankfurt, Hamburg, Tokyo, Sydney, Hong Kong, Bahrain and Seoul. We have developed a well-established presence in the institutional asset management arena, managing money for corporations, labor unions and public pension funds around the world. In addition, we manage assets for insurance companies, savings and trust banks, endowments, foundations and charities.

We also have become a leading firm in third-party distribution, managing mutual funds and separately managed accounts for many of the world’s largest broker-dealers, insurance companies, registered advisors and other financial intermediaries. In the area of wealth management, we cater to family offices and private clients.

LFG markets and distributes its products through 22 sales professionals based in France who directly target both individual and institutional investors.

Strategy

Our strategic plan in our Asset Management business is to focus on delivering superior investment performance and client service and broadening our product offerings and distribution in selected areas in order to continue to drive improved business results. Over the past several years, in an effort to improve LAM’s operations and expand our business, we have:

•	focused on enhancing our investment performance,

•	improved our investment management platform by adding a number of senior investment professionals (including portfolio managers and analysts),

•	continued to strengthen our marketing and consultant relations capabilities,

•	expanded our product platform, including “lifting-out” experienced portfolio managers to establish new products, and

•	continued to expand LAM’s geographic reach, including through opening offices in Hong Kong and Bahrain.

We believe that our Asset Management business has long maintained an outstanding team of portfolio managers and global research analysts. We intend to maintain and supplement our intellectual capital to achieve our goals. We routinely reassess our strategic position and may in the future seek acquisitions or other transactions, including the opportunistic hiring of new employees, in order to further enhance our competitive position. We also believe that our specific investment strategies, global reach, unique brand identity and access to multiple distribution channels may allow us to expand into new investment products, strategies and geographic locations. In addition, we plan to expand our participation in alternative investment activities through investments in new and successor funds, and are considering expanding the services we offer to high-net worth individuals, through organic growth, acquisitions or otherwise.

Alternative Investments

Lazard has a long history of making investments with its own capital, often alongside capital of qualified institutional and individual investors. These activities typically are organized in funds that make substantial or controlling investments in private or public companies, generally through privately negotiated transactions and with a view to divestment within two to seven years. While potentially risky and frequently illiquid, such investments, when successful, can yield investors substantial returns on capital and generate attractive management and performance fees for the sponsor of such funds.

We continue to explore and discuss opportunities to expand the scope of our investment and private equity activities in Europe, the U.S. and elsewhere. These opportunities could include internal growth of new funds and direct investments by us, partnerships or strategic relationships, investments with third parties or acquisitions of existing funds or management companies.

As a part of the separation in 2005, we transferred to LFCM Holdings all of our alternative investment activities at that time, except for Fonds Partenaires Gestion (“FPG”), our private equity business in France, which is a subsidiary of our Paris-based banking affiliate, Lazard Frères Banque SA (“LFB”) and is regulated by the Autorité des Marchés Financiers. We also transferred to LFCM Holdings certain principal investments by Lazard Group in the funds managed by the separated businesses, while we retained our investment in our French private equity funds.

LFCM Holdings operates the alternative investment business (including private equity activities) transferred to it in the separation. Consistent with our intent to support the development of the alternative investment business, including investing capital in funds managed or formed by Lazard Alternative Investments Holdings LLC (“LAI”), a subsidiary of LFCM Holdings, and in order to benefit from what we believe to be the potential of this business, we are entitled to receive from LFCM Holdings all or a portion of the payments from the incentive fees attributable to these funds (net of compensation payable to investment professionals who manage these funds) pursuant to the business alliance agreement between us and LFCM Holdings. In addition, pursuant to the business alliance agreement, we have an option to acquire the fund management activities of LAI and have the right to participate in the oversight of LFCM Holdings’ funds and consent to certain actions. We will continue to abide by our obligations with respect to transferred funds and will not compete with LFCM Holdings’ alternative investment business during the duration of our option to acquire this business. From time to time, we have considered exercising the option with respect to Europe and other remaining activities in North America and have had preliminary conversations with LFCM Holdings in that regard.

Since 2005, consistent with our obligations to LFCM Holdings, we have engaged in a number of alternative investments and private equity activities. During 2008, we formed a strategic partnership with Apollo Management, L.P. (“Apollo”), an affiliate of Apollo Global Management, LLC, a leading global alternative asset manager, for private equity investments in Europe. In addition, in February, 2009, the business alliance agreement was amended to remove any restriction on the Company engaging in private equity businesses in North America, and to reduce the price of our option to acquire the fund management activities of LAI in North America. See Notes 10 and 15 of Notes to Consolidated Financial Statements for additional information regarding alternative investments, including recent developments with respect to Corporate Partners II Limited.

On October 2, 2007, Lazard Funding Limited LLC (“Lazard Funding”), a wholly-owned subsidiary of Lazard Group, formed a special purpose acquisition company, Sapphire Industrials Corp. (“Sapphire”), for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. In connection with the formation of Sapphire, Lazard Funding purchased approximately 15.1 million founder units at a total cost of approximately $0.1 million. Each founders’ unit consists of one share of Sapphire common stock and one warrant to purchase one share of Sapphire common stock. On January 24, 2008, Sapphire completed an initial public offering (the “Sapphire IPO”), which, prior to offering costs, raised $800 million through the sale of 80 million units at an offering price of $10.00 per unit. On January 24, 2008, in connection with the Sapphire IPO, Lazard Funding purchased (i) 5 million units in the Sapphire IPO at a purchase price equal to the public offering price of $10.00 per unit (for an aggregate purchase price of $50.0 million), and (ii) an aggregate of 12.5 million warrants from Sapphire at a price of $1.00 per warrant (for a total purchase price of $12.5 million). See Notes 10 and 15 of Notes to Consolidated Financial Statements for additional information regarding Sapphire and the Sapphire IPO.

As of December 31, 2008, FPG, Lazard Group’s private equity business in France, with 10 employees, consisted of a group of private equity funds and an affiliated management company with approximately $1 billion of AUM. Lazard Group’s investments in FPG-managed and other affiliated funds totaled approximately $44 million as of December 31, 2008.

As of December 31, 2008, CWC’s private equity business in Australia, with 10 employees, had approximately $133 million of private equity AUM.

Employees

We believe that our people are our most important asset, and it is their reputation, talent, integrity and dedication that underpin our success. As of December 31, 2008, we employed 2,434 people, which included 151 managing directors and 696 other professionals in our Financial Advisory segment and 56 managing directors and 328 other professionals in our Asset Management segment. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees worldwide. We utilize an evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for improved performance. Generally, our employees are not subject to any collective bargaining agreements, except that our employees in certain of our European offices, including France and Italy, are covered by national, industry-wide collective bargaining agreements. We believe that we have good relations with our employees. See Note 22 of Notes to Consolidated Financial Statements.

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

While our competitors vary by country in our Mergers and Acquisitions practice, we believe our primary competitors in securing M&A advisory engagements are Citigroup, Credit Suisse, Deutsche Bank AG, Goldman, Sachs & Co., JPMorgan Chase, Mediobanca, Morgan Stanley, Rothschild and UBS. In our Financial Restructuring practice, our primary competitors are The Blackstone Group, Evercore Partners, Greenhill & Co. and Rothschild.

We believe that our primary competitors in our Asset Management business include, in the case of LAM, Alliance Bernstein, AMVESCAP, Brandes Investment Partners, Capital Management & Research, Fidelity, Lord Abbett and Schroders and, in the case of LFG, Swiss private banks with offices in France as well as large institutional banks and fund managers. We face competition in private equity both in the pursuit of outside investors for our private equity funds and the acquisition of investments in attractive portfolio companies. We compete with hundreds of other funds, many of which are subsidiaries of or otherwise affiliated with large financial service providers.

Competition is also intense in each of our businesses for the attraction and retention of qualified employees, and we compete on the level and nature of compensation and equity-based incentives for key employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

In recent years there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. This trend was amplified in connection with the unprecedented disruption and volatility in the financial markets during 2008, and, as a result, a number of financial services companies have merged, been acquired or have fundamentally changed their respective business models, including, in certain cases, becoming commercial banks. Many of these firms have the ability to offer a wider range of products than we offer, including loans, deposit taking, insurance and brokerage services. Many of these firms also offer more extensive asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenue in an effort to gain market share, which could result in pricing pressure in our businesses. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors, and, in certain instances, has afforded them access to government funds.

Regulation

Our businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our stockholders or creditors. Many of our affiliates that participate in securities markets are subject to comprehensive regulations that include some form of capital structure regulations and other customer protection rules. In the U.S., certain of our subsidiaries are subject to such regulations promulgated by the Securities and Exchange Commission (the “SEC”) or Financial Industry Regulatory Authority (“FINRA”) (formerly the NASD). Standards, requirements and rules implemented throughout the European Union are broadly comparable in scope and purpose to the regulatory capital and customer protection requirements imposed under the SEC and FINRA rules. European Union directives also permit local regulation in each jurisdiction, including those in which we operate, to be more restrictive than the requirements of such European Union-wide directives. These sometimes burdensome local requirements can result in certain competitive disadvantages to us.

In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. FINRA is a voluntary, self-regulatory body composed of members, such as our broker-dealer subsidiaries, that have agreed to abide by FINRA’s rules and regulations. The SEC, FINRA and non-U.S. regulatory organizations may examine the activities of, and may expel, fine and otherwise discipline us and our employees. The laws, rules and regulations comprising this framework of regulation and the interpretation and enforcement of existing laws, rules and regulations are constantly changing, particularly in light of the extraordinary disruption and volatility in the global financial markets experienced in the last year. The effect of any such changes cannot be predicted and may impact the manner of operation and profitability of our company.

Our principal U.S. broker-dealer subsidiary, Lazard Frères & Co. LLC (“LFNY”), through which we conduct most of our U.S. Financial Advisory business, is currently registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in all 50 U.S. states, the District of Columbia and Puerto Rico. As such, LFNY is subject to regulations governing effectively every aspect of the securities business, including the effecting of securities transactions, minimum capital requirements, record-keeping and reporting procedures, relationships with customers, experience and training requirements for certain employees, and business procedures with firms that are not members of certain regulatory bodies. Lazard Asset Management Securities LLC, a subsidiary of LAM, also is registered as a broker-dealer with the SEC and FINRA and in all 50 U.S. states, the District of Columbia and Puerto Rico. Lazard Middle Market LLC, a subsidiary of GAHL, is registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in various U.S. states and territories. Certain U.K. subsidiaries of Lazard Group, including Lazard & Co., Limited, Lazard Fund Managers Limited and Lazard Asset Management Limited, which we refer to in this Annual Report on Form 10-K (this “Form 10-K”) as the “U.K. subsidiaries,” are regulated by the Financial Services Authority. We also have other subsidiaries that are registered as broker-dealers (or have similar non-US registration in various jurisdictions).

Compagnie Financière Lazard Frères SAS (“CFLF”), our French subsidiary through which non-corporate finance advisory activities are carried out in France, is subject to regulation by the Commission Bancaire and the Comité des Etablissements de Crédit et des Entreprises d’Investissement for its banking activities conducted through its subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management) and FPG (private equity), are subject to regulation and supervision by the Autorité des Marchés Financiers. Our business is also subject to regulation by non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate.

Our U.S. broker-dealer subsidiaries, including LFNY, are subject to the SEC’s uniform net capital rule, Rule 15c3-1, and the net capital rules of FINRA, which may limit our ability to make withdrawals of capital from our broker-dealer subsidiaries. The uniform net capital rule sets the minimum level of net capital a broker-dealer must maintain and also requires that a portion of its assets be relatively liquid. FINRA may prohibit a member firm from expanding its business or paying cash dividends if it would result in net capital falling below FINRA’s requirements. In addition, our broker-dealer subsidiaries are subject to certain notification requirements related to withdrawals of excess net capital. Our broker-dealer subsidiaries are also subject to regulations, including the USA PATRIOT Act of 2001, which impose obligations regarding the prevention and detection of money-

laundering activities, including the establishment of customer due diligence and other compliance policies and procedures. Failure to comply with these requirements may result in monetary, regulatory and, in certain cases, criminal penalties.

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

In addition, the Japanese Ministry of Finance and the Financial Supervisory Agency, the Korean Financial Supervisory Commission, as well as Australian and German banking authorities, among others, regulate various of our operating entities and also have capital standards and other requirements comparable to the rules of the SEC.

Regulators are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion or other disciplining of a broker-dealer or its directors, officers or employees.

Effective April 1, 2008, Lazard Ltd became subject to supervision by the SEC as a Supervised Investment Bank Holding Company (“SIBHC”). As a SIBHC, Lazard Ltd is subject to group-wide supervision, which requires it to compute allowable capital and risk allowances on a consolidated basis. Reporting as a SIBHC began in the second quarter of 2008. We believe that Lazard Ltd is the only institution currently subject to supervision by the SEC as a SIBHC. We are currently in discussions with the SEC regarding the scope and nature of Lazard Ltd’s reporting and other obligations under the SIBHC program.

Over the last year, global financial markets have experienced extraordinary disruption and volatility. As a result of this situation, certain financial institutions around the world have failed and others have been forced to seek acquisition partners. The U.S. and other governments have taken unprecedented steps to try to stabilize the financial system, including investing in financial institutions. It is possible that the U.S. and other governments may take further actions in response to this situation, including expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect of any such expanded or new standards, requirements and rules is uncertain and could have adverse consequences to our business and results of operations.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law, pursuant to which the U.S. Secretary of the Treasury established the Troubled Asset Relief Program (“TARP”) in order to purchase certain troubled assets from qualifying financial institutions and to make capital investments in such financial institutions. We have neither sought nor received, and have no current intention of seeking, any funds pursuant to TARP, whether under the Capital Purchase Program, the Targeted Investment Program or otherwise.

Executive Officers of the Registrant

Set forth below are the name, age, present title, principal occupation and certain biographical information for each of our executive officers as of February 23, 2009, all of whom have been appointed by, and serve at the pleasure of, our board of directors.

Bruce Wasserstein, 61

Mr. Wasserstein has served as Chairman and Chief Executive Officer of Lazard Group and Lazard Ltd since May 2005. Mr. Wasserstein has served as a director of Lazard Group since January 2002 and as a director of Lazard Ltd since April 2005. Mr. Wasserstein served as the Head of Lazard and Chairman of the Executive Committee of Lazard Group from January 2002 until May 2005. Prior to joining Lazard, Mr. Wasserstein was Executive Chairman at Dresdner Kleinwort Wasserstein from January 2001 to November 2001. Prior to joining Dresdner Kleinwort Wasserstein, he served as CEO of Wasserstein Perella Group Inc. (an investment banking firm he co-founded) from February 1988 to January 2001, when Wasserstein Perella was sold to Dresdner Bank. Prior to founding Wasserstein Perella Group Inc., Mr. Wasserstein was the Co-Head of Investment Banking at The First Boston Corporation. Prior to joining First Boston, Mr. Wasserstein was an attorney at Cravath, Swaine & Moore LLP. Mr. Wasserstein also currently serves as Chairman of Wasserstein & Co., LP, a private merchant bank, and is a member of the board of directors of Harry & David Holdings, Inc.

Michael J. Castellano, 62

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

Steven J. Golub, 63

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

Scott D. Hoffman, 46

Mr. Hoffman has served as General Counsel of Lazard Ltd since May 2005. Mr. Hoffman has served as a Managing Director of Lazard Group since January 1999 and General Counsel of Lazard Group since January 2001. Mr. Hoffman previously served as Vice President and Assistant General Counsel from February 1994 to December 1997 and as a Director from January 1998 to December 1998. Prior to joining Lazard, Mr. Hoffman was an attorney at Cravath, Swaine & Moore LLP.

Alexander F. Stern, 42

Mr. Stern was named Chief Operating Officer of Lazard Ltd and Lazard Group LLC in November 2008. He has served as a Managing Director since January 2002 and as the Firm’s Global Head of Strategy since February 2006. Mr. Stern previously served as a Vice President in Lazard’s Financial Advisory business from January 1998 to December 2000 and as a Director from January 2001 to December 2001. Mr. Stern initially joined Lazard in 1994 and previously held various positions with Patricof & Co. Ventures and IBM.

Charles G. Ward, III, 56

Mr. Ward has served as President of Lazard Ltd and Chairman of the Asset Management Group of Lazard Ltd since May 2005. Mr. Ward has served as President and a Managing Director of Lazard Group since February

2002. Prior to joining Lazard, he was variously the Head or Co-Head of Global Investment Banking and Private Equity of Credit Suisse First Boston, or “CSFB,” from February 1994 to February 2002. Mr. Ward also served as a member of the Executive Board of CSFB from February 1994 to February 2002 and as President of CSFB from April 2000 to November 2000. Prior to joining CSFB, Mr. Ward co-founded Wasserstein Perella Group Inc. in February 1988 and served as President of Wasserstein Perella & Co. from January 1990 to February 1994. Prior to serving at Wasserstein Perella & Co., Mr. Ward was Co-Head of Mergers and Acquisitions and the Media Group at The First Boston Corporation where he worked from July 1979 to February 1988. Mr. Ward currently serves on the board of directors of Sapphire Industrials Corp.

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

You should carefully consider the following risks and all of the other information set forth in this Form 10-K, including our consolidated financial statements and related notes. The following risks comprise material risks of which we are aware. If any of the events or developments described below actually occurred, our business, financial condition or results of operations would likely suffer.

Risks Relating to the Financial Services Industry and Financial Markets

The U.S. and global capital markets and the economy generally have experienced significant deterioration and volatility recently, which has had negative repercussions on the global economy and, as a result, could present new challenges for our business.

Commencing in 2007 and continuing through 2008, certain adverse financial developments have impacted the U.S. and global capital markets. These developments include a general slowing of economic growth both in the U.S. and globally, substantial volatility in equity securities markets, and volatility and tightening of liquidity in credit markets. In addition, concerns over increasing unemployment levels, declining business and consumer confidence, volatile energy costs, geopolitical issues and a declining real estate market in the U.S. and elsewhere have contributed to increased volatility and diminished expectations for the economy and the markets going forward. In some cases, the global capital markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not be adversely affected, which may have a material impact on our business and results of operations.

Current disruption and volatility in global financial markets might continue and governments may take further measures to intervene.

Over the last year, global financial markets have experienced extraordinary disruption and volatility. As a result of this situation, certain financial institutions around the world have failed and others have been forced to seek acquisition partners. The U.S. and other governments have taken unprecedented steps to try to stabilize the financial system, including investing in financial institutions. The overall effects of these and other legislative and regulatory initiatives on the financial markets is uncertain, and they may not have the intended stabilization effects. Should these or other legislative or regulatory initiatives fail to stabilize and add liquidity to the financial markets or have other adverse consequences, our business and results of operations could be adversely affected.

The soundness of other financial institutions could adversely affect us.

We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be fully realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us.

Other Business Risks

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

Lazard Group has experienced several significant events in recent years, including our transformation from a private to a public company. In general, our industry continues to experience change and exerts competitive pressures for retaining top talent, which makes it more difficult for us to retain professionals. If any of our managing directors and other key professional employees were to join an existing competitor, form a competing company or otherwise leave us, some of our clients could choose to use the services of that competitor or some other competitor instead of our services. The employment arrangements, non-competition agreements and retention agreements we have entered into with our managing directors and other key professional employees may not prevent our managing directors and other key professional employees from resigning from practice or competing against us. In addition, these arrangements and agreements have a limited duration and will expire after a certain period of time. We continue to be subject to intense competition in the financial services industry regarding the recruitment and retention of key professionals, and have experienced a few departures from and added to our professional ranks as a result. We have a compensation policy that targets our ongoing employee compensation and benefits expense in our traditional businesses, excluding special items, to not exceed 57.5% of operating revenue. Although in prior years we have been able to achieve this target, this policy may change in the future, including to adapt to changes in the economic environment, or a change that may be necessitated by lower operating revenues or to fund a major expansion. For the year ended December 31, 2008, such employee compensation and benefits expenses (excluding the charge relating to the LAM Merger in the third quarter of 2008) was 55.6% of operating revenue, including amortization of the relevant portion of the restricted stock unit grants under the Lazard Ltd 2005 Equity Incentive Plan and the Lazard Ltd 2008 Incentive Compensation Plan, which starts at the date of grant.

Difficult market conditions can adversely affect our business in many ways, including by reducing the volume of the transactions involving our Financial Advisory business and reducing the value or performance of the assets we manage in our Asset Management business, which, in each case, could materially reduce our revenue or income and adversely affect our financial position.

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. The financial environment in the U.S. and globally has been volatile during 2008 and challenging market conditions have persisted throughout most of the year. Unfavorable economic and market conditions can adversely affect our financial performance in both the Financial Advisory and Asset Management businesses, as demonstrated in fiscal year 2008.

For example, revenue generated by our Financial Advisory business is directly related to the volume and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the volume and value of M&A transactions may decrease, thereby reducing the demand for our Financial Advisory services and increasing price competition among financial services companies seeking such engagements. Our results of operations would be adversely affected by any such reduction in the volume or value of M&A transactions. In addition, our profitability would be adversely affected due to our fixed costs and the possibility that we would be unable to scale back other costs within a timeframe sufficient to offset any decreases in revenue relating to changes in market and economic conditions. The future market and economic climate may deteriorate because of many factors, including possible increases in interest rates or inflation, terrorism or political uncertainty.

Within our Financial Advisory business, we have typically seen that, during periods of economic strength and growth, our Mergers and Acquisitions practice historically has been more active and our Financial Restructuring practice has been less active. Conversely, during periods of economic weakness and slowdown, we typically have seen that our Financial Restructuring practice has been more active and our Mergers and Acquisitions practice has been less active. As a result, our revenue from our Financial Restructuring practice has tended to correlate negatively to our revenue from our Mergers and Acquisitions practice over the course of business cycles. These trends are cyclical in nature and subject to periodic reversal. However, these trends do not cancel out the impact of economic conditions in our Financial Advisory business, which may be adversely affected by a downturn in economic conditions leading to decreased Mergers and Acquisitions practice activity, notwithstanding improvements in our Financial Restructuring practice. Moreover, revenue improvements in our Mergers and Acquisitions practice in strong economic conditions could be offset in whole or in part by any related revenue declines in our Financial Restructuring practice. While we generally have experienced a counter- cyclical relationship between our Mergers and Acquisitions practice and our Financial Restructuring practice, this relationship may not continue in the future.

Our Asset Management business also would be expected to generate lower revenue in a market or general economic downturn. Under our Asset Management business’ arrangements, investment advisory fees we receive typically are based on the market value of AUM. Accordingly, a decline in the prices of securities, such as that which occurred on a global basis in 2008, would be expected to cause our revenue and income to decline by:

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

The significant declines in equity and other financial markets that occurred globally during 2008, as well as the general economic downturn in the U.S. and globally, have adversely affected, and may continue to adversely affect, our Financial Advisory and Asset Management businesses.

A majority of our revenue is derived from Financial Advisory fees, which are not long-term contracted sources of revenue and are subject to intense competition, and declines in our Financial Advisory engagements could have a material adverse effect on our financial condition and results of operations.

We historically have earned a substantial portion of our revenue from advisory fees paid to us by our Financial Advisory clients, which fees usually are payable upon the successful completion of a particular transaction or restructuring. For example, for the year ended December 31, 2008, Financial Advisory services accounted for approximately 66% of our consolidated net revenue. We expect that we will continue to rely on Financial Advisory fees for a substantial portion of our revenue for the foreseeable future, and a decline in our advisory engagements or the market for advisory services would adversely affect our business, financial condition and results of operations.

In addition, we operate in a highly competitive environment where typically there are no long-term contracted sources of revenue. Each revenue-generating engagement typically is separately awarded and negotiated. Furthermore, many businesses do not routinely engage in transactions requiring our services and, as a consequence, our fee paying engagements with many clients are not likely to be predictable. We also lose clients each year as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions, and other causes. As a result, our engagements with clients are constantly changing and our Financial Advisory fees could decline quickly due to the factors discussed above.

There will not be a consistent pattern in our financial results from period to period, which may make it difficult for us to achieve steady earnings growth on a quarterly basis.

We experience significant fluctuations in quarterly revenue and profits. These fluctuations generally can be attributed to the fact that we earn a significant portion of our Financial Advisory revenue upon the successful completion of a merger or acquisition transaction or a restructuring, the timing of which is uncertain and is not subject to our control. In addition, our Asset Management revenue is particularly sensitive to fluctuations in our AUM. Asset Management fees are often based on AUM as of the end of a quarter or month. As a result, a reduction in assets at the end of a quarter or month (as a result of market depreciation, withdrawals or otherwise) will result in a decrease in management fees. Similarly, timing of flows, contributions and withdrawals are often out of our control and may be inconsistent from quarter to quarter. As a result of quarterly fluctuations, it may be difficult for us to achieve steady earnings growth on a quarterly basis.

In many cases, we are paid for advisory engagements only upon the successful consummation of the underlying merger or acquisition transaction or restructuring. As a result, our Financial Advisory business is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, a client could delay or terminate an acquisition transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board of directors or stockholder approvals, failure to secure necessary financing, adverse market conditions or because the target’s business is experiencing unexpected operating or financial problems. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness, for example, due to a failure to reach agreement with its principal creditors. In addition, a bankruptcy court may deny our right to collect a “success” or “completion” fee. In these circumstances, other than in engagements where we receive monthly retainers, we often do not receive any advisory fees other than the reimbursement of certain expenses despite the fact that we devote resources to these transactions. Accordingly, the failure of one or more transactions to close either as anticipated or at all could materially adversely affect our business, financial condition or results of operations. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

If the number of debt defaults, bankruptcies or other factors affecting demand for our Financial Restructuring services declines, or we lose business to certain new entrants to the financial restructuring advisory practice who are no longer precluded from offering such services due to changes to the U.S. Bankruptcy Code, our Financial Restructuring practice’s revenue could suffer.

We provide various financial restructuring and restructuring-related advice to companies in financial distress or to their creditors or other stakeholders. Historically, the fees from financial restructuring related services have been a significant part of our Financial Advisory revenue. A number of factors could affect demand for these advisory services, including general economic conditions, the availability and cost of debt and equity financing and changes to laws, rules and regulations, including deregulation or privatization of particular industries and those that protect creditors.

Section 327 of the U.S. Bankruptcy Code requires that “disinterested persons” be employed in a restructuring. The definition of “disinterested persons” has been modified. As previously in effect, certain of our competitors were disqualified from being employed in restructurings as a result of their status as an underwriter of securities. This basis for disqualification, however, no longer applies. Historically, we were not often disqualified from obtaining a role in a restructuring because we have not been a significant underwriter of securities. The change of the “disinterested persons” definition allows for more financial services firms to compete for restructuring engagements and make recruiting and retaining of professionals more difficult. If our competitors succeed in being retained in new restructuring engagements, our Financial Restructuring practice, and thereby our results of operations, could be materially adversely affected.

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

Our investment style in our Asset Management business may underperform other investment approaches, which may result in significant client or asset departures, or a reduction in AUM.

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

Our historical investment activities involve increased levels of investments in relatively high-risk, illiquid assets, and we may lose some or all of the principal amount that we invest in these activities or fail to realize any profits from these activities for a considerable period of time.

We intend to expand our participation in alternative investment activities through investments in new and successor funds, and we may exercise our option under the business alliance agreement between Lazard Group and LFCM Holdings to acquire the alternative investment business and related principal investments from LFCM Holdings (see Note 10 of Notes to Consolidated Financial Statements for a description of the CP II MgmtCo Spin-Off and related transactions, including the February, 2009 amendment to the business alliance agreement to remove any restriction on the Company engaging in private equity businesses in North America).

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

In addition, we have made, and in the future may make, principal investments in public or private companies or in alternative investments (including private equity funds and special purpose acquisition companies) established by us or by LFCM Holdings and continue to hold principal investments directly or through several funds managed by LFCM Holdings. Making principal investments is risky, and we may lose some or all of the principal amount of our investments. Certain of these types of investments may be in relatively high-risk, illiquid assets. Because it may take several years before attractive alternative investment opportunities are identified, some or all of the capital committed by us to these funds is likely to be invested in government securities, other short-term, highly rated debt securities and money market funds that traditionally have offered investors relatively lower returns. In addition, these investments may be adjusted for accounting purposes to fair value at the end of each quarter, and our allocable share of any such gains or losses will affect our revenue, even though such fair value fluctuations may have no cash impact, which could increase the volatility of our earnings. It takes a substantial period of time to identify attractive alternative investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value of an investment through resale. Even if an alternative investment proves to be profitable, it may be several years or longer before any profits can be realized in cash or other proceeds.

Our results of operations may be affected by market fluctuations related to positions held in our investment portfolios.

We invest capital in corporate and non-U.S. government debt securities in conjunction with the commercial banking activities of LFB and in equities in order to seed LAM equity and alternative investment funds, and for general corporate purposes. Such investments are subject to market fluctuations due to changes in the market prices of securities, interest rates or other market factors, such as liquidity. These investments are adjusted for accounting purposes to fair market value at the end of each quarter regardless of our intended holding period and, to the extent the related gains or losses are not reflected in “accumulated other comprehensive income (loss), net of tax”, such gains or losses will affect our revenue and therefore may increase the volatility of our earnings, even though such gains or losses may not be realized. Furthermore, any unrealized losses reflected in “accumulated other comprehensive income (loss), net of tax” that are deemed other than temporary would be reclassified into earnings.

We face strong competition from financial services firms, many of whom have the ability to offer clients a wider range of products and services than we can offer, which could lead to pricing pressures that could materially adversely affect our revenue and profitability.

The financial services industry is intensely competitive, and we expect it to remain so. We compete on the basis of a number of factors, including the quality of our employees, transaction execution, our products and services, innovation, reputation and price. We have experienced intense fee competition in some of our businesses in recent years, and we believe that we may experience pricing pressures in these and other areas in the future as some of our competitors seek to obtain increased market share by reducing fees.

We face increased competition due to a trend toward consolidation. There has been substantial consolidation and convergence among companies in the financial services industry, as witnessed during 2008. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. This trend was amplified in connection with the unprecedented disruption and volatility in the financial markets during 2008, and, as a result, a number of financial services companies have merged, been acquired or have fundamentally changed their respective business models. Many of these firms have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking, including financial advisory services, with commercial banking, insurance and other financial services in an effort to gain market share, which could result in pricing pressure in our businesses.

An inability to access the debt and equity capital markets as a result of our debt obligations, credit ratings or other factors could impair our liquidity, increase our borrowing costs or otherwise adversely affect our competitive position or results of operations.

As of December 31, 2008, Lazard Group and its subsidiaries had approximately $1.3 billion in debt outstanding. This debt has certain mandated payment obligations, which may constrain our ability to operate our business. In addition, in the future we may need to incur debt or issue equity in order to fund our working capital requirements or refinance existing indebtedness, as well as to make acquisitions and other investments. The amount of our debt obligations may impair our ability to raise debt or issue equity for financing purposes. Our access to funds also may be impaired if regulatory authorities take significant action against us, or if we discover that any of our employees had engaged in serious unauthorized or illegal activity. In addition, our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. These ratings are assigned by rating agencies, which may reduce or withdraw their ratings or place us on “credit watch” with negative implications at any time. Furthermore, the debt capital markets have experienced significant tightening and volatility during 2008, which may make it difficult or expensive for us to renew existing credit facilities, issue new debt or restructure our existing debt. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may pursue acquisitions or joint ventures that could present unforeseen integration obstacles or costs.

We routinely assess our strategic position and may in the future seek acquisitions or other transactions to further enhance our competitive position. We have in the past pursued joint ventures and other transactions aimed at expanding the geography and scope of our operations. During 2007, we acquired all of the outstanding ownership interests of GAHL and CWC, we entered into a joint cooperation agreement with Raiffeisen and we entered into a shareholders agreement to acquire a 50% interest in MBA, with this transaction closing on January 31, 2008. During 2008, Lazard Group formed a strategic partnership with Apollo for private equity investments in Europe. We expect to continue to explore acquisitions and partnership or strategic alliance opportunities that we believe to be attractive.

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

As a financial services firm, we depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, such dissatisfaction may be more damaging to our business than to other types of businesses. Moreover, our role as advisor to our clients on important M&A or restructuring transactions involves complex analysis and the exercise of professional judgment, including, if appropriate, rendering “fairness opinions” in connection with mergers and other transactions.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has been increasing. These risks have increased as a result of the extreme turmoil and volatility that the global financial markets generally, and financial institutions in particular, have experienced over the last year. Our Financial Advisory activities may subject us to the risk of significant legal actions by our clients and third parties, including our clients’ stockholders, under securities or other laws for allegations relating to materially false or misleading statements made in connection with securities and other transactions and potential liability for the fairness opinions and other advice provided to participants in corporate transactions. In our Asset Management business, we make investment decisions on behalf of our clients which could result in substantial losses. This also may subject us to the risk of legal actions alleging negligence, misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Our engagements typically include broad indemnities from our clients and provisions designed to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be adhered to in all cases. We also are subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things. These risks often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. As a result, we may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business.

Other operational risks may disrupt our businesses, result in regulatory action against us or limit our growth.

Our business is dependent on communications and information systems, including those of our vendors. Any failure or interruption of these systems, whether caused by fire, other natural disaster, power or telecommunications failure, act of terrorism or war or otherwise, could materially adversely affect our operating results. Although back-up systems are in place, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate.

Particularly in our Asset Management business, we rely heavily on our financial, accounting, trading, compliance and other data processing systems, and those of our vendors or service providers. We expect that we will need to review whether to continue to upgrade and expand the capabilities of these systems in the future to avoid disruption of, or constraints on, our operations. However, if any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. The inability of our systems (or those of our vendors or service providers) to accommodate an increasing volume of transactions also could constrain our ability to expand our businesses.

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

Over the last year, global financial markets have experienced extraordinary disruption and volatility. As a result of this situation, certain financial institutions around the world have failed and others have been forced to seek acquisition partners. It is possible that the U.S. and other governments may take further actions in response to this situation, including expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect of any such expanded or new standards, requirements and rules is uncertain and could have adverse consequences to our business and results of operations. For example, on February 4, 2009, the U.S. Department of the Treasury issued a press release announcing guidelines which impose expanded obligations and restrictions related to executive compensation on financial institutions that receive certain financial assistance from the U.S. government. Similarly, the American Recovery and Reinvestment Act, enacted on February 17, 2009, contains restrictions on executive compensation for companies receiving such financial assistance. While we have not received, and have no current intention of seeking, such financial assistance, the February 4, 2009 press release also notes certain long-term company-wide compensation related reform concepts that, if enacted, may become applicable to us in the future.

The regulatory environment in which our clients operate may impact our business. For example, changes in antitrust laws or the enforcement of antitrust laws could affect the level of M&A activity and changes in state laws may limit investment activities of state pension plans.

For asset management businesses in general, there have been a number of highly publicized cases involving fraud or other misconduct by employees of asset management firms, as well as industry-wide regulatory inquiries. These cases and inquiries have resulted in increased scrutiny in the industry and may result in new rules and regulations for mutual funds, hedge funds and their investment managers. This regulatory scrutiny and these rulemaking initiatives may result in an increase in operational and compliance costs or the assessment of significant fines or penalties against our Asset Management business, and may otherwise limit our ability to engage in certain activities.

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

Specific regulatory changes also may have a direct impact on the revenue of our Asset Management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. For example, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, continues to be examined and may in the future be limited or modified. Although a substantial portion of the research relied on by our Asset Management business in the investment decision-making process is generated internally by our investment analysts, external research, including external research paid for with soft dollars, is important to the process. This external research generally is used for information gathering or verification purposes, and includes broker-provided research, as well as third-party provided databases and research services. For the year ended December 31, 2008, our Asset Management business obtained research and other services through soft dollar arrangements, the total cost of which we estimate to be approximately $21 million. If the use of soft dollars is limited, we may have to bear some of these costs. In addition, new regulations regarding the management of hedge funds and the use of certain investment products may impact our Asset Management business and result in increased costs. For example, many regulators around the world recently adopted restrictions or prohibitions on the short selling of certain securities and requirements to report short positions and transactions. These regulatory changes and other proposed or potential changes may result in a reduction of revenue associated with our Asset Management business.

See “Business—Regulation” for a further discussion of the regulatory environment in which we conduct our businesses.

Fluctuations in foreign currency exchange rates could reduce our stockholders’ equity and net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM.

We are exposed to fluctuations in foreign currencies. Our financial statements are denominated in U.S. dollars and, for the year ended December 31, 2008, we received approximately 49% of our consolidated net revenue in other currencies, predominantly in euros and British pounds. In addition, we pay a significant amount of our expenses in such other currencies. The exchange rates of these currencies versus the U.S. dollar affects the carrying value of our assets and liabilities as well as our net income. We do not generally hedge such foreign currency exchange rate exposure arising in our subsidiaries outside of the U.S. Fluctuations in foreign currency exchange rates may also make period to period comparisons of our results of operations difficult.

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

See Note 16 of Notes to Consolidated Financial Statements for additional information regarding the impact on members’ equity (deficiency) from currency translation adjustments.

Lazard Group is a holding company and therefore may depend on its subsidiaries to make distributions to Lazard Group to enable it to service its obligations under its indebtedness.

Lazard Group may depend on its subsidiaries, which conduct the operations of the businesses, for dividends and other payments to generate the funds necessary to meet its financial obligations, including payments of principal and interest on its indebtedness. However, none of Lazard Group’s subsidiaries is obligated to make funds available to it for servicing such financial obligations. In addition, legal and contractual restrictions in agreements governing current and future indebtedness, as well as financial conditions, minimum regulatory net capital and similar requirements and operating requirements of Lazard Group’s subsidiaries, currently limit and may, in the future, limit Lazard Group’s ability to obtain cash from its subsidiaries. The earnings from, or other available assets of, Lazard Group’s subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable Lazard Group to make payments in respect to its financial obligations when such payments are due. In addition, even if such earnings were sufficient, the agreements governing the current and future indebtedness of Lazard Group’s subsidiaries and regulatory requirements with respect to our broker-dealer and other regulated subsidiaries may not permit such subsidiaries to provide Lazard Group with sufficient dividends, distributions or loans to fund its financial obligations, when due.

Earnings of Lazard Group allocable to LAZ-MD Holdings are taxed at higher tax rates than earnings allocable to Lazard Ltd, which results in less cash being available to Lazard Group than would otherwise be available to it.

The managing directors of Lazard Group and other owners of LAZ-MD Holdings generally are taxed at a higher rate on their allocable share of Lazard Group’s earnings than that paid by Lazard Ltd. Lazard Group makes tax-related distributions based on the higher of the effective income and franchise tax rate applicable to Lazard Ltd’s subsidiaries that hold the Lazard Group common membership interests and the weighted average income tax rate (based on income allocated) applicable to LAZ-MD Holdings’ members, determined in accordance with Lazard Group’s operating agreement. In the event that tax rates applicable to members of LAZ-MD Holdings increase, the pro rata distributions from Lazard Group to its members, including Lazard Ltd’s subsidiaries, may increase correspondingly. Therefore, because distributions by Lazard Group to its members are made on a pro rata basis, tax-related distributions to Lazard Ltd’s subsidiaries may exceed the taxes Lazard Ltd’s subsidiaries actually pay or expect to pay. This results in less cash being available to Lazard Group than would otherwise be available to it, and in cash being held by Lazard Ltd’s subsidiaries in excess of what they actually pay for taxes or hold for expected future payments. Lazard Ltd intends to continue to cause such subsidiaries to lend to Lazard Group a significant portion of such excess cash.

Tax authorities may challenge our tax computations, classifications and our transfer pricing methods, and their application.

In the ordinary course of our business, we are subject to tax audits in various jurisdictions. Tax authorities may challenge our tax computations, classifications, our transfer pricing methods and their application, and other items. While we believe our tax computations, classifications and transfer pricing results are correct and properly reflected on our financial statements, the tax authorities may disagree.

Future tax legislative agenda is unknown at the present time.

At present, no tax proposals have been introduced in the Congress that would materially adversely impact Lazard Ltd’s tax rate. However, there may be proposals introduced at a later date that could affect our structure and the availability of certain tax treaties. At this point it is too early to tell what is likely to happen or to assess its potential impact.

Our financial performance depends, in part, on our ability to achieve our target compensation and benefits expense level, and the failure to achieve this target level may materially adversely affect our results of operations and financial position.

A key driver of our profitability is our ability to generate revenue while achieving our target compensation and benefits expense levels. We have a compensation policy that targets our ongoing compensation and benefits expense in our traditional businesses, excluding special items, to not exceed 57.5% of operating revenue each year. Although in prior years we have been able to achieve this target, this policy may change in the future, including to adapt to changes in the economic environment, or a change that may be necessitated by lower operating revenues or to fund a major expansion. Compensation and benefits expense (excluding the charge relating to the LAM Merger in the third quarter of 2008) was 55.6%, 55.7% and 56.7% of operating revenue for the years ended December 31, 2008, 2007 and 2006, respectively. Increased competition for senior professionals, continued turmoil and volatility in the financial markets generally or other factors could prevent us from continuing to maintain this target. Failure to achieve this historical target ratio may materially adversely affect our results of operations and financial position.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding the Company’s internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2008. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could have a material adverse effect on our business.

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

We currently have a number of ongoing obligations in respect of which, pursuant to the master separation agreement and other ancillary agreements, LFCM Holdings is providing certain indemnities. For example, we entered into an arrangement with LFCM Holdings relating to the costs of excess space in the U.K. LFCM Holdings will pay to Lazard Group $25 million in the aggregate, of which $20.5 million was due and paid through December 31, 2008.

In addition, Lazard Group generally will indemnify LFCM Holdings and LAZ-MD Holdings for liabilities related to Lazard Group’s businesses and Lazard Group will indemnify LFCM Holdings and LAZ-MD Holdings for losses that they incur to the extent arising out of, or relating to, Lazard Group’s or Lazard Ltd’s breach of the master separation agreement. Several of the ancillary agreements that Lazard Group entered into together with the master separation agreement also provide for separate indemnification arrangements. For example, under the administrative services agreement, Lazard Group provides a range of services to LFCM Holdings, including information technology, general office and building services and financing and accounting services, and LFCM Holdings will generally indemnify Lazard Group for liabilities that Lazard Group incurs arising from the provision of these services absent Lazard Group’s intentional misconduct. Lazard Group may face claims for indemnification from LFCM Holdings and LAZ-MD Holdings under these provisions regarding matters for which Lazard Group has agreed to indemnify them. If these liabilities are significant, Lazard Group may be required to make substantial payments, which could materially adversely affect our results of operations. Also, in connection with the CP II MgmtCo Spin-Off, CP II MgmtCo has generally agreed to indemnify us against certain losses related to CP II that arise after the date of closing of the CP II MgmtCo Spin-Off. However, should persons seek to hold us responsible for liabilities assumed by CP II MgmtCo, we may not be able to recover any or all of the amount of our losses from CP II MgmtCo if CP II MgmtCo is financially unable to perform under its indemnification obligations.

We have potential conflicts of interest with LAZ-MD Holdings and LFCM Holdings, and LAZ-MD Holdings and LFCM Holdings could each act in a way that favors its interests to our detriment.

As of December 31, 2008, LAZ-MD Holdings held approximately 37.6% of Lazard Ltd’s voting power through Lazard Ltd’s single share of Class B common stock and 37.6% of the outstanding Lazard Group common membership interests. In addition, LAZ-MD Holdings’ board of directors is composed of five individuals, all of whom are managing directors or officers of Lazard Ltd or its affiliates, including its Vice Chairman and its President. Lazard Group’s board of directors and executive officers are the same as those of Lazard Ltd. The voting and equity ownership of LAZ-MD Holdings and its members, and the service of officers and managing directors of our company as directors of LAZ-MD Holdings, could create conflicts of interest when LAZ-MD Holdings and those directors and officers are faced with decisions that could have different implications for LAZ-MD Holdings and us, including potential acquisitions of businesses, the issuance or disposition of securities by us, the election of new or additional directors of Lazard Ltd, the payment of dividends by Lazard Ltd and Lazard Group, our relationship with LFCM Holdings and other matters. We also expect that LAZ-MD Holdings will manage its ownership of us so that it will not be deemed to be an investment company under the Investment Company Act. This may result in conflicts with us, including those relating to acquisitions or offerings by us involving issuances of Lazard Ltd’s Class A common stock or securities convertible or exchangeable into shares of Lazard Ltd’s Class A common stock that would dilute LAZ-MD Holdings’ voting power in Lazard Ltd.

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

Pursuant to the LAZ-MD Holdings amended and restated stockholders’ agreement, LAZ-MD Holdings will vote the single share of Lazard Ltd Class B common stock, which, as of December 31, 2008, represented approximately 37.6% of Lazard Ltd’s voting power, as directed by its individual members who are party to that agreement. These same persons generally own and control LFCM Holdings, which holds the separated businesses. In addition, several employees of Lazard provide services to LFCM Holdings. Conflicts of interest may arise between LFCM Holdings and us in a number of areas relating to our past and ongoing relationships, including:

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

In addition, the administrative services agreement commits us to provide a range of services to LFCM Holdings and LAZ-MD Holdings, which could require the expenditure of significant amounts of time by our management. Our agreements with LAZ-MD Holdings and LFCM Holdings may be amended upon agreement of the parties to those agreements. During the time that LAZ-MD Holdings exercises significant influence over us, LAZ-MD Holdings may be able to exert significant influence over votes or decisions regarding any potential amendments to these agreements. We may not be able to resolve any potential conflicts and, even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party.

The use of the “Lazard” brand name by subsidiaries of LFCM Holdings may expose us to reputational harm that could affect our operations and adversely affect our financial position should these subsidiaries take actions that damage the brand name.

The “Lazard” brand name has over 160 years of heritage, connoting, we believe, world-class professional advice, independence and global capabilities with deeply rooted, local know-how. LFCM Holdings operates as a separate legal entity, and Lazard Group licensed to subsidiaries of LFCM Holdings that operate the separated businesses the use of the “Lazard” brand name for certain specified purposes, including in connection with alternative investment fund management and capital markets activities. As these subsidiaries of LFCM Holdings historically have and will continue to use the “Lazard” brand name, and because we no longer control these entities, there is a risk of reputational harm to us if these subsidiaries have, or in the future were to, among other things, engage in poor business practices, experience adverse results or otherwise damage the reputational value of the “Lazard” brand name. These risks could expose us to liability and also may adversely affect our revenue and our business prospects.

If LAZ-MD Holdings were deemed an “investment company” under the Investment Company Act as a result of its ownership of Lazard Ltd, applicable restrictions could require us to alter our organizational structure which could result in additional costs or changes in our business activities.

We do not believe that LAZ-MD Holdings is currently an investment company. Rule 3a-1 under the Investment Company Act provides an exclusion from registration as an investment company if a company meets both an asset and an income test and certain other requirements. We believe LAZ-MD Holdings currently satisfies the requirements of Rule 3a-1. A determination that LAZ-MD Holdings is not entitled to rely on Rule 3a-1 could result in it being an investment company, unless another exemption or exclusion is available, and becoming subject to the requirements of the Investment Company Act. Because LAZ-MD Holdings is owned exclusively by current and former managing directors and employees of Lazard Group and members of their immediate families, if it becomes unable to rely on Rule 3a-1, it may apply for an order exempting it from most provisions of the Investment Company Act as an “employees’ securities company.” Rule 6b-1 under the Investment Company Act provides that an employees’ securities company that applies for such an order is exempt from all provisions of that Act applicable to investment companies, pending a final SEC determination.

The Investment Company Act and the rules thereunder contain detailed prescriptions for the organization and operations of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. Lazard Group expects that LAZ-MD Holdings will conduct its operations such that LAZ-MD Holdings will not be deemed to be an investment company under the Investment Company Act. However, if anything were to happen which would cause LAZ-MD Holdings to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on its or our capital structure, ability to transact business with affiliates (including LAZ-MD Holdings or us, as the case may be) and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements, including the master separation agreement and related agreements and the transactions contemplated by those agreements, between and among Lazard Ltd, LAZ-MD Holdings, Lazard Group and LFCM Holdings or any combination thereof and materially adversely affect our business, financial condition and results of operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties outlined in “Risk Factors,” including the following:

•	a decline in general economic conditions or the global financial markets,

•	losses caused by financial or other problems experienced by third parties,

•	losses due to unidentified or unanticipated risks,

•	a lack of liquidity, i.e., ready access to funds, for use in our businesses, and

•	competitive pressure on our businesses and on our ability to retain our employees.

These risks and uncertainties are not exhaustive. Other sections of this Form 10-K may include additional factors, which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this Form 10-K to conform our prior statements to actual results or revised expectations and we do not intend to do so.

Forward-looking statements include, but are not limited to, statements about the:

•	business’ possible or assumed future results of operations and operating cash flows,

•	business’ strategies and investment policies,

•	business’ financing plans and the availability of short-term borrowing,

•	business’ competitive position,

•	future acquisitions, including the consideration to be paid and the timing of consummation,

•	potential growth opportunities available to our businesses,

•	recruitment and retention of our managing directors and employees,

•	target levels of compensation expense,

•	business’ potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,

•	likelihood of success and impact of litigation,

•	expected tax rate,

•	changes in interest and tax rates,

•	expectation with respect to the economy, securities markets, the market for M&A activity, the market for asset management activity and other industry trends,

•	effects of competition on our business, and

•	impact of future legislation and regulation on our business.

The Company is committed to providing timely and accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, the Company uses its websites to convey information about our businesses, including the anticipated release of quarterly financial results, quarterly financial, statistical and business-related information, and the posting of updates of AUM in various mutual funds, hedge funds and other investment products managed by LAM and its subsidiaries. Monthly updates of these funds are posted to the LAM website (www.lazardnet.com) on the third business day following the end of each month. Investors can link to Lazard Ltd, Lazard Group and their operating company websites through http://www.lazard.com. Our websites and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table lists the properties used for the entire Lazard organization as of December 31, 2008, including properties used by the separated businesses. As a general matter, one or both of our Financial Advisory and Asset Management segments (as well as our Corporate segment) uses the following properties. We license and sublease to LFCM Holdings certain office space, including office space that is used by the separated businesses. This includes subleasing or licensing approximately 33,334 square feet in New York, New York located at 30 Rockefeller Plaza to LFCM Holdings. Additionally, our New York, London and other offices sublease 37,202, 55,676 and 6,437 square feet, respectively, to third parties. We remain fully liable for the subleased space to the extent LFCM Holdings, or the third parties, fail to perform their obligations under the subleases for any reason. In addition, LFCM Holdings entered into indemnity arrangements in relation to excess space and abandoned former premises in London.

Location	Square Footage	Principal Offices
New York	380,354 square feet of leased space	Key office located at 30 Rockefeller Plaza, New York, New York 10020.
Other North America	144,117 square feet of leased space	Atlanta, Chicago, Houston, Los Angeles, Minneapolis, Montreal, San Francisco, Boston and Toronto.
Paris	170,644 square feet of owned and leased space	Key office located at 121 Boulevard Haussmann, 75008 Paris.
London	86,695 square feet of leased space	Key office located at 50 Stratton Street, London W1J 8LL.
Other Europe	104,730 square feet of leased space	Amsterdam, Bordeaux, Frankfurt, Hamburg, Lyon, Madrid, Milan, Zurich and Stockholm.
Asia, Australia and Other	67,375 square feet of leased space	Mumbai, Hong Kong, Seoul, Singapore, Sydney, Melbourne, Tokyo, Beijing and Dubai City.

We believe that we currently maintain sufficient space to meet our anticipated needs.

Item 3.	Legal Proceedings

The Company’s businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. The Company is involved from time to time in a number of judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses, including proceedings initiated by former employees alleging wrongful termination. The Company reviews such matters on a case-by-case basis and establishes any required reserves in accordance with Statement of Financial Accounting Standards No. 5, “Accounting For Contingencies.” Management believes, based on currently available information, that the results of such matters, in the aggregate, will not have a material adverse effect on the Company’s financial condition but might be material to the Company’s operating results or cash flows for any particular period, depending upon the operating results for such period.

On September 8, 2008, an action was commenced in the Federal District Court for the Southern District of New York by Leslie Dick Worldwide, Ltd. and Leslie Dick arising out of the bankruptcy of Conseco Inc. The lawsuit named as defendants: George Soros, Soros Fund Management LLC, SFM Management LLC, Conseco Inc., Vornado Realty Trust, German American Capital Corp., Deutsche Bank AG, EastDil Secured LLC, Harry Macklowe, Fortress Investment Group LLC, Cerberus Capital Management, Kirkland & Ellis LLP, Fried, Frank, Harris, Shriver & Jacobson LLP, Carmel Fifth LLC, 767 Manager LLC, Donald J. Trump and LFNY. The complaint alleged RICO and antitrust violations by defendants in connection with the sale of Conseco’s assets, including the General Motors Building. Lazard moved to dismiss the lawsuit as being without merit and failing to state any legally actionable claim against LFNY. In response to the motions to dismiss by Lazard and other defendants, on February 22, 2009, plaintiffs amended their complaint. The amended complaint does not contain any claims against Lazard and Lazard is no longer named as a defendant in this action.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2008, approximately 62.4% and 37.6% of our common membership interests are held by wholly-owned subsidiaries of Lazard Ltd and by LAZ-MD Holdings, respectively. Our co-managing member interests are held by two indirect wholly-owned subsidiaries of Lazard Ltd and our profit participation interests are held by various managing directors. There are no public trading markets for any of these interests.

Subsequent to the equity public offering, pursuant to provisions of its amended and restated Operating Agreement, Lazard Group distributions in respect of common membership interests are allocated to the holders of such interests on a pro rata basis. Such distributions represent amounts necessary to fund (i) dividends Lazard Ltd declares on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests. During the years ended December 31, 2008, 2007 and 2006, Lazard Group distributed approximately $20.7 million, $20.1 million and $22.4 million, respectively, to LAZ-MD Holdings and approximately $23.1 million, $18.3 million and $13.5 million, respectively, to the subsidiaries of Lazard Ltd, which latter amounts were used by Lazard Ltd to pay dividends to third party stockholders of its Class A common stock. In addition, during the years ended December 31, 2008, 2007 and 2006, Lazard Group made tax distributions of approximately $83.4 million, $109.9 million and $43.3 million, respectively, including $39.2 million, $60.3 million and $27.0 million, respectively, paid to LAZ-MD Holdings and approximately $44.2 million, $49.6 million and $16.3 million, respectively, paid to subsidiaries of Lazard Ltd.

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

The consolidated financial statements prior to May 10, 2005, the date of the equity public offering, do not reflect what our results of operations and financial position would have been had we been a stand-alone, public company for the periods presented. In addition, the results of operations for periods prior to May 10, 2005 are not comparable to results of operations for subsequent periods. Specifically, for periods prior to May 10, 2005, the results of operations do not give effect to the following matters:

•

Payment for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense. As a result, prior to May 10, 2005, Lazard Group’s operating income included within the accompanying consolidated financial statements did not reflect payments for services rendered by its managing directors. For periods subsequent to the consummation of the equity public offering, all payments for services rendered by our managing directors and distributions to holders of profit participation interests (“profit participation members”) in Lazard Group are included within the consolidated financial statements in compensation and benefits expense.

•	The use of proceeds from the financing transactions.

•	The net incremental interest expense related to the financing transactions.

In addition, in the accompanying consolidated financial statements of Lazard Group for periods subsequent to the equity public offering, only a portion of Lazard’s Group’s income is subject to U.S. federal income taxes because Lazard Group operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. Taxes related to income earned by partnerships represent obligations of the individual partners. Lazard Group, however, is subject to Unincorporated Business Tax (“UBT”) attributable to Lazard Group’s operations apportioned to New York City. Outside the U.S., Lazard Group historically has operated principally through subsidiary corporations and has been subject to local income taxes.

The consolidated statements of financial condition and operations data as of and for each of the years in the five year period ended December 31, 2008 have been derived, as applicable, from Lazard Group’s consolidated financial statements. The audited consolidated statements of financial condition as of December 31, 2008 and 2007 and consolidated statements of operations for each of the years in the three year period ended December 31, 2008 are included elsewhere in this Form 10-K. The audited consolidated statements of financial condition as of December 31, 2006, 2005 and 2004, and consolidated statements of operations for the years ended December 31, 2005 and 2004, are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and related notes included elsewhere in this Form 10-K.

Selected Consolidated Financial Data

	As Of Or For The Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands of dollars)
Consolidated Statements of Income Data
Net Revenue:
Financial Advisory (a)	$1,022,913	$1,240,177	$973,337	$864,812	$655,200
Asset Management (b)	614,781	724,751	553,212	466,188	417,166
Corporate (c)	(82,725)	(48,035)	(33,380)	(29,589)	22,464

Net Revenue (d)	1,554,969	1,916,893	1,493,169	1,301,411	1,094,830

Compensation and Benefits (e)	1,128,243	1,123,058	891,411	698,683	466,064
Other Operating Expenses	384,697	357,771	268,082	257,052	260,942

Total Operating Expenses	1,512,940	1,480,829	1,159,493	955,735	727,006

Operating Income from Continuing Operations	$42,029	$436,064	$333,676	$345,676	$367,824

Income from Continuing Operations	$25,671	$342,134	$263,993	$272,800	$251,999

Net Income (e)	$25,671	$342,134	$263,993	$255,224	$246,974	(f)

Consolidated Statements of Financial Condition Data
Total Assets	$2,885,582	$3,763,942	$3,187,207	$1,907,133	$3,499,224
Total Debt (g)	$1,264,575	$1,764,622	$1,308,945	$1,241,344	$301,546
Mandatorily Redeemable Preferred Stock	$—	$—	$—	$—	$100,000
Members’ Equity (Deficiency)	$105,629	$(26,307)	$(244,488)	$(870,339)	$384,798
Notes (in thousands of dollars): (a) Financial Advisory net revenue consists of the following:

	For The Year Ended December 31,
	2008	2007	2006	2005	2004
M&A	$ 814,660	$ 969,409	$792,537	$674,543	$481,726
Financial Restructuring	119,283	127,175	70,625	103,404	96,100
Other Financial Advisory	88,970	143,593	110,175	86,865	77,374

Financial Advisory Net Revenue	$1,022,913	$1,240,177	$973,337	$864,812	$655,200

(b) Asset Management net revenue consists of the following:

	For The Year Ended December 31,
	2008	2007	2006	2005	2004
Management and Other Fees	$ 568,436	$ 595,725	$450,323	$389,414	$357,229
Incentive Fees	34,961	67,032	59,371	44,627	27,354
Other Income	11,384	61,994	43,518	32,147	32,583

Asset Management Net Revenue	$ 614,781	$ 724,751	$553,212	$466,188	$417,166

(c)	“Corporate” includes interest income (net of interest expense), including, for periods subsequent to May 10, 2005, the net incremental interest expense related to the financing transactions, investment income from certain investments and net money market revenue earned by LFB, as well as any gains or losses from the extinguishment of debt.
(d)	Net revenue is presented after reductions for dividends relating to the Company’s mandatory redeemable preferred stock issued in March 2001. Preferred dividends are reflected in corporate net revenue and amounted to $8,000 for the year ended December 31, 2004. The year ended December 31, 2005 includes a credit of $8,000, which represents accrued dividends on the Company’s mandatory redeemable preferred stock which was redeemed and cancelled pursuant to the redemption of membership interests of historical partners.
(e)	Excludes, as applicable, with respect to periods ended prior to May 10, 2005, payments for services rendered by Lazard Group’s managing directors, which, as a result of Lazard Group operating as a limited liability company, historically had been accounted for as distributions from members’ capital, or in some cases as minority interest, rather than as compensation and benefits expense.
(f)	Net income for the year ended December 31, 2004 is shown after an extraordinary gain of $5,507 related to the January, 2004 acquisition of the assets of Panmure Gordon.
(g)	Total debt amounts relate to the Company’s continuing operations and represents the aggregate amount reflected in the Company’s consolidated statements of financial condition relating to senior debt, capital lease obligations and subordinated debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Group’s consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K (this “Form 10-K”). This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this Form 10-K.

Business Summary

The Company’s principal sources of revenue are derived from activities in the following business segments:

•

Financial Advisory, which includes providing advice on mergers and acquisitions (“M&A”) and strategic advisory matters, restructurings and capital structure advisory services, capital raising and other transactions, and

•	Asset Management, which includes strategies for the management of equity and fixed income securities and alternative investment and private equity funds.

In addition, the Company records selected other activities in its Corporate segment, including management of cash, certain investments and the commercial banking activities of Lazard Group’s Paris-based Lazard Frères Banque SA (“LFB”). The Company also allocates outstanding indebtedness to its Corporate segment.

LFB is a registered bank regulated by the Banque de France and its primary operations include asset and liability management for Lazard Group’s Paris House through its money market desk and commercial banking operations, deposit taking and, to a lesser extent, financing activities and custodial oversight over assets of various clients. LFB engages in underwritten offerings of securities in France and we expect that it may expand its scope to include placements elsewhere in Europe.

On September 25, 2008, pursuant to a definitive merger agreement dated August 14, 2008, the Company, Lazard Asset Management LLC (together with its subsidiaries, “LAM”) and LAZ Sub I, LLC, a newly formed subsidiary of Lazard Frères & Co. LLC (“LFNY”), completed the merger of LAZ Sub I, LLC with and into LAM (the “LAM Merger”). See Note 4 of Notes to Consolidated Financial Statements for additional information relating to the LAM Merger.

On August 13, 2007, Lazard Group acquired Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies. On July 31, 2007, Lazard Ltd acquired Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”), an Australia-based financial advisory firm and concurrently sold such investment to Lazard Group. See Note 8 of Notes to Consolidated Financial Statements for additional information relating to the acquisitions of GAHL and CWC.

Lazard and Natixis entered into a cooperation arrangement in April, 2004 (and expanded such arrangement in March, 2005) to place and underwrite securities on the French equity primary capital markets and cooperate in their respective origination, syndication and placement activities. The arrangement expired during the third quarter of 2008, although it continues to be applied in accordance with its general terms pending the outcome of continuing discussions.

Lazard also has a long history of making alternative investments with its own capital, usually alongside capital of qualified institutional and individual investors. At the time of Lazard Ltd’s equity public offering and as a part of the separation, we transferred to LFCM Holdings LLC (“LFCM Holdings”) all of our alternative investment activities, except for Fonds Partenaires Gestion (“FPG”), our private equity business in France. We also transferred to LFCM Holdings certain principal investments by Lazard Group in the funds managed by the separated businesses, subject to certain options by us to reacquire such investments, while we retained our investment in our French private equity funds. Since 2005, consistent with our obligations to LFCM Holdings, we have engaged in a number of alternative investments and private equity activities. See Notes 10 and 15 of Notes to Consolidated Financial Statements for additional information regarding alternative investments and the funds transferred to the separated business.

We continue to explore and discuss opportunities to expand the scope of our alternative investment and private equity activities in Europe, the U.S. and elsewhere. These opportunities could include internal growth of new funds and direct investments by us, partnerships or strategic relationships, investments with third parties or acquisitions of existing funds or management companies. Also consistent with our obligations to LFCM Holdings, we may explore discrete capital markets opportunities.

For the years ended December 31, 2008, 2007, and 2006, the Company’s consolidated net revenue was derived from the following segments:

	Year Ended December 31
	2008	2007	2006
Financial Advisory	66%	64%	65%
Asset Management	39	38	37
Corporate	(5)	(2)	(2)

Total	100%	100%	100%

Business Environment

The global financial markets have experienced extraordinary disruption and volatility during 2008 and therefore challenging market conditions persisted throughout most of the year. Contraction in worldwide credit markets due in part to sub-prime lending issues, volatile currency and commodity markets, major write-downs within the financial sector and volatile oil prices have raised significant uncertainty about the state of the U.S. and global economies. These economic and market conditions have negatively affected our financial performance in both the Financial Advisory and Asset Management businesses, particularly in the second half of 2008, and may continue to adversely affect our financial performance in 2009. The deterioration of the equity and credit markets has also negatively impacted our corporate portfolio of debt securities and investments that are used to seed new Asset Management products.

Lazard operates in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for Lazard’s management to predict all risks and uncertainties, nor can Lazard assess the impact of all potentially applicable factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. See the section entitled “Risk Factors” in this Form 10-K. Furthermore, net income and revenue in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

Financial Advisory

While M&A activity for the year ended December 31, 2008 decreased substantially versus the corresponding prior year for both global and trans-atlantic completed transactions and announced transactions, activity in financial restructuring during the year increased significantly due to an increasing amount of corporate debt defaults, particularly in the second half of the year. Total corporate debt defaults in 2008, according to Moody’s Investors Service, Inc., amounted to $239 billion, as compared to the $5 billion recorded in 2007, principally due to the bankruptcy filings of Lehman Brothers, Washington Mutual, Tribune Company, GMAC and Residential Capital, among others, in the second half of 2008. Moody’s is expecting further increases in the default rates in 2009. The following table sets forth industry statistics regarding the change in the volume of M&A transactions from 2007 to 2008:

	Year Ended December 31,
	2008	2007	% Incr /(Decr)
	($ in billions)
Completed M&A Transactions:
Global	$2,685	$3,953	(32)%
Trans-Atlantic	272	327	(17)%

Announced M&A Transactions:
Global	2,627	4,162	(37)%
Trans-Atlantic	294	356	(17)%

Source:	Thomson Financial as of January 12, 2009

While overall M&A industry statistics regarding the number and size of announced transactions declined in 2008 and the industry outlook for 2009 remains challenging, we believe that even in the current environment we are relatively well positioned, due to the expertise and insights of our bankers, the investments we have made in our business and the diversity of our products. Nevertheless, we expect 2009 to be a challenging year. Generally, during periods of unfavorable market or economic conditions, the volume and value of M&A transactions may decrease, thereby reducing the demand for our advisory services and increasing competition among financial services companies seeking such engagements.

We expect that our Financial Restructuring practice should benefit over the next several years from the increase in the level of corporate defaults, as well as from advising companies during this period of volatility on matters relating to debt and financing restructuring and other on-and off-balance sheet assignments. Our Financial Restructuring assignments normally are executed over a six to eighteen-month period.

Asset Management

As shown in the table below, major global market indices at December 31, 2008 decreased significantly as compared to such indices at December 31, 2007, principally as a result of the significant deterioration in the global equity markets.

Percentage Change December 31, 2008 vs. 2007
MSCI World Index	(42)%
CAC 40	(43)%
DAX	(40)%
FTSE 100	(31)%
TOPIX 100	(45)%
MSCI Emerging Market	(55)%
Dow Jones Industrial Average	(34)%
NASDAQ	(41)%
S&P 500	(39)%

Because the fees that we receive for providing investment management and advisory services are primarily driven by the level of assets under management (“AUM”), market downturns or volatility in foreign currencies that reduce the level of our AUM reduce the revenues we receive from our Asset Management business. Market depreciation reflected in the changes in Lazard’s AUM during the year ended December 31, 2008 generally corresponded to the changes in global market indices. During 2008, our Asset Management business was adversely impacted by a reduction in our AUM and may be impacted further should there be continued or further credit market contractions or a sustained market downturn.

Financial Statement Overview

Net Revenue

The majority of Lazard’s Financial Advisory net revenue is earned from the successful completion of M&A transactions, strategic advisory matters, restructuring and capital structure advisory services, capital raising and similar transactions. The main driver of Financial Advisory net revenue is overall M&A activity, the level of corporate debt defaults and the environment for capital raising activities, particularly in the industries and geographic markets in which Lazard focuses. In some client engagements, often those involving financially distressed companies, revenue is earned in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment and are not necessarily linked to the completion of a transaction. In addition, Lazard also earns fees from providing strategic advice to clients, with such fees not being dependent on a specific transaction. Lazard’s Financial Advisory segment also earns revenue from public and private securities offerings in the form of referral fees for referring opportunities to LFCM Holdings for underwriting and distribution of securities. The referral fees received from LFCM Holdings are generally one-half of the revenue recorded by LFCM Holdings in respect of such activities. Significant fluctuations in Financial Advisory net revenue can occur over the course of any given year. These fluctuations arise because a significant portion of Financial Advisory net revenue is earned upon the successful completion of a transaction, financial restructuring or capital raising activity, the timing of which is uncertain and is not subject to Lazard’s control.

Lazard’s Asset Management segment principally includes LAM, Lazard Freres Gestion SAS (“LFG”) and FPG. Asset Management net revenue is derived from fees for investment management and advisory services provided to institutional and private clients. The main driver of Asset Management net revenue is the level of AUM, which is influenced by Lazard’s investment performance, its ability to successfully attract and retain assets, the broader performance of the global equity markets and, to a lesser extent, fixed income markets. As a result, fluctuations in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. Asset Management fees are generally based on the level of AUM measured as of the end of a quarter or month, and an increase or reduction in AUM at such dates, due to market price fluctuations, currency fluctuations, net client asset flows or otherwise, will result in a corresponding increase or decrease in management fees. The majority of our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons including investment performance, changes in prevailing interest rates and financial market performance. In addition, as Lazard’s AUM include significant assets that are denominated in currencies other than U.S. dollars, changes in the value of the U.S. dollar relative to foreign currencies will impact the value of Lazard’s AUM. Fees vary with the type of assets managed, with higher fees earned on equity assets, alternative investments (such as hedge funds) and private equity investments, and lower fees earned on fixed income and cash management products.

The Company earns performance-based incentive fees on various investment products, including traditional products and alternative investment funds such as hedge funds and private equity funds. Incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks. Incentive fees on private equity funds also may be earned in the form of a carried interest if profits from investments exceed a specified threshold. These incentive fees are paid at the end of the measurement period, and those received at the end of the measurement period are not subject to reversal or payback. Incentive fees on hedge funds generally are subject to loss carryforward provisions in which losses incurred by the funds in any year are applied against certain future period net appreciation before any incentive fees can be earned. Incentive fees earned on our private equity funds are generally not recorded until potential uncertainties regarding the ultimate realizable amounts have been determined. For most of our alternative investment strategies, the determination date is at year-end (unless an account terminates during the year), and therefore such incentive fees are recorded in the fourth quarter of Lazard’s fiscal year.

Corporate segment net revenue consists primarily of net interest income, including amounts earned at LFB, and investment gains and losses on debt securities at LFB, LAM-managed equity funds and principal investments in equities and alternative investment funds managed by Lazard Alternative Investments Holdings LLC (“LAI”), a subsidiary of LFCM Holdings, and FPG. Interest expense is also included in Corporate net revenue. Corporate net revenue can fluctuate due to changes in the fair value of investments classified as “trading”, and with respect to “available-for-sale”, when realized, or when a decline is determined to be other than temporary, as well as due to changes in interest and currency exchange rates and in the levels of cash, investments and indebtedness.

Effective July 1, 2008, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), the portion of our bank’s corporate debt portfolio that had been previously designated as “trading” was re-designated to “available-for-sale”. During the year ended December 31, 2008, the Company recorded markdowns of $41 million in “accumulated other comprehensive income (loss), net of tax” (“AOCI”) related to such re-designated debt securities.

Although Corporate segment net revenue during the year ended December 31, 2008 represented (5)% of Lazard’s net revenue, total assets in Corporate represented 60% of Lazard’s consolidated total assets as of December 31, 2008, principally attributable to assets associated with LFB, and, to a lesser extent, investments in LAM-managed funds, other securities and cash.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for employees and managing directors. We have a policy that targets our ongoing compensation and benefits expense, excluding special items, to not exceed 57.5% of operating revenue each year, including compensation and benefits payable to our managing directors and amortization of the relevant portion of the restricted stock unit awards (“RSUs”) under the Lazard Ltd 2005 Equity Incentive Plan and the Lazard Ltd 2008 Incentive Compensation Plan (see Note 16 of Notes to Consolidated Financial Statements). In 2008 (excluding the compensation charge relating to the LAM Merger in the third quarter), 2007 and 2006, our compensation expense-to-operating revenue ratio was 55.6%, 55.7% and 56.7%, respectively. There can be no guarantee that this target ratio will continue to be achieved or that our policy may not change in the future, including to adapt to changes in the economic environment, or that a change may not be necessitated by lower operating revenues or to fund a major expansion. Increased competition for senior professionals, continued turmoil and volatility in the financial markets generally or other factors could prevent us from continuing to maintain this target ratio.

The balance of Lazard’s operating expenses are referred to below as “non-compensation expense,” which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services, amortization of intangible assets related to acquisitions and other expenses.

Provision for Income Taxes

Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income pertaining to the limited liability company is not subject to U.S. federal income taxes because taxes associated with such income represent obligations of the individual partners. Outside the U.S., Lazard Group operates principally through corporations and is subject to local income taxes. Income taxes shown on Lazard’s consolidated statements of operations are attributable to taxes incurred in non-U.S. entities and to New York City Unincorporated Business Tax (“UBT”) attributable to Lazard’s operations apportioned to New York City.

Minority Interest

The Company records minority interest in the net income (loss) in various LAM-related general partnerships (“GPs”) held directly by certain of our LAM managing directors.

See Note 7 of Notes to Consolidated Financial Statements for information regarding the components of the Company’s minority interest.

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

As described above, the Company completed the LAM Merger in the third quarter of 2008. Lazard’s after-tax income during that quarter was reduced by $192.1 million as a result of the LAM Merger, consisting of compensation and benefits expense of $197.5 million related to the equity interests of LAM held by present and former employees of LAM, and $2.0 million of non-compensation-related transaction costs (together aggregating a reduction of operating income of $199.5 million), partially offset by an income tax credit of $7.4 million. In addition, the LAM Merger is expected to result in annual pre-tax charges of approximately $7 million per year from October, 2008 through October, 2011, comprised of approximately $5 million and $2 million of compensation and benefits expense and interest expense, respectively. Such charges relate to the service provisions associated with the non-contingent common stock consideration and interest expense on future cash payments. These additional pre-tax charges for the year ended December 31, 2008 aggregated approximately $1.7 million, which is comprised of $1.1 million compensation and benefits expense and $.6 million in interest expense.

A discussion of the Company’s consolidated results of operations for the years ended December 31, 2008, 2007 and 2006 is set forth below, followed by a more detailed discussion of business segment results. In order to assist in understanding the comparison of the results between years, operating results for the year ended December 31, 2008 are shown before and after the third quarter 2008 impact of the LAM Merger.

	Year Ended December 31, 2008			Year Ended December 31,
	As Reported	Impact of LAM Merger (a)	Excluding LAM Merger (b)	2007	2006
	($ in thousands)
Revenue
Investment banking and other advisory fees	$990,923		$990,923	$1,196,648	$946,107
Money management fees	603,908		603,908	663,316	510,558
Interest income	81,223		81,223	88,530	44,783
Other	20,328		20,328	104,928	96,069

Total revenue	1,696,382		1,696,382	2,053,422	1,597,517
Interest expense	141,413		141,413	136,529	104,348

Net revenue	1,554,969		1,554,969	1,916,893	1,493,169

Operating Expenses
Compensation and benefits	1,128,243	$197,550	930,693	1,123,058	891,411
Non-compensation expense	384,697	2,000	382,697	357,771	268,082

Total operating expenses	1,512,940	199,550	1,313,390	1,480,829	1,159,493

Operating Income (Loss)	42,029	(199,550)	241,579	436,064	333,676
Provision (benefit) for income taxes	29,691	(7,427)	37,118	88,786	64,559

Income (Loss) Before Minority Interest	12,338	(192,123)	204,461	347,278	269,117
Minority interest in net income (loss)	(13,333)		(13,333)	5,144	5,124

Net Income (Loss)	$25,671	$(192,123)	$217,794	$342,134	$263,993

(a)	Represents the third quarter 2008 impact of the LAM Merger. See Note 4 of Notes to Consolidated Financial Statements for information regarding the LAM Merger.
(b)	A non-GAAP measure which management believes provides the most meaningful comparison between historical, present and future periods.

The table below describes the components of operating revenue, a non-GAAP measure used by the Company to manage total compensation and benefits expense to managing directors and employees. Management believes operating revenue provides the most meaningful basis for comparison between present, historical and future periods. The LAM Merger had no impact on operating revenue.

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)
Operating revenue
Total revenue	$1,696,382	$2,053,422	$1,597,517
Add (deduct):
LFB interest expense(a)	(35,358)	(34,827)	(21,628)
(Revenue) loss related to consolidation of LAM GPs(b)	13,348	(5,135)	(5,114)

Operating revenue	$1,674,372	$2,013,460	$1,570,775

(a)	The interest expense incurred by LFB is excluded from total revenue because LFB is a commercial bank and we consider its interest expense to be a cost directly related to the conduct of its business.

(b)	LAM GP revenue (loss) is excluded because we do not deem such amounts as operating in nature, the Company has no economic interest in such revenue, and, accordingly, it is directly offset by a charge (credit) to minority interest for the corresponding amount.

Certain key ratios, statistics and headcount information for the years ended December 31, 2008, 2007 and 2006 are set forth below:

	Year Ended December 31,
	2008	2007	2006
As a % of Net Revenue, By Revenue Category:
Investment banking and other advisory fees	64%	62%	63%
Money management fees	39	35	34
Interest income	5	5	3
Other	1	5	7
Interest expense	(9)	(7)	(7)

Net Revenue	100%	100%	100%

As a % of Net Revenue:
Operating Income	3%	23%	22%

Operating Income, excluding the impact of the LAM Merger	16%	23%	22%

See Note 21 of Notes to Consolidated Financial Statements for additional financial information on a geographic basis.

	As of December 31,
	2008	2007	2006
Headcount:
Managing Directors:
Financial Advisory	151	138	128
Asset Management	56	48	43
Corporate	8	8	8
Limited Managing Directors	6	6	5
Other Employees:
Business segment professionals	1,026	997	811
All other professionals and support staff	1,187	1,261	1,205

Total	2,434	2,458	2,200

During 2008, we continued to hire key professionals on a selective basis, and to redeploy employees into areas where we saw potential for growth. To further optimize our mix of personnel, we have also been reducing staff in other areas, including the back office, to create greater efficiency, productivity and shareholder value. In February, 2009, the Company announced that as a result of such reductions and realignments, the Company expects to record a pre-tax charge in the first quarter of 2009 (principally consisting of compensation and benefits expense) of approximately $60 million.

Operating Results

As reflected in the table of consolidated results of operations above, the LAM Merger had a significant impact on the Company’s reported operating results in 2008. Lazard management believes that comparisons between years are most meaningful after excluding the impact of the LAM Merger in the third quarter of 2008.

Year Ended December 31, 2008 versus December 31, 2007

The Company reported net income of $26 million for the year ended December 31, 2008, a decline of $316 million as compared to net income of $342 million in 2007. Such decline was principally the result of the impact of the LAM Merger in the third quarter of 2008, which reduced net income in 2008 by $192 million. Net income was also adversely impacted by an 18% decline in Financial Advisory net revenue as a result of a slowdown in global M&A activity and a 15% decline in Asset Management net revenue due principally to the decline in equity markets. These revenue decreases were partially offset by reduced compensation and benefits, down 17% when excluding the impact of the LAM Merger, and lower provisions for income taxes and minority interest in net income. When excluding the impact of the LAM Merger, the Company’s net income in 2008 was $218 million, or 36% lower than 2007. As described above, the Company acquired GAHL and CWC during the third quarter of 2007. Accordingly, results for the year ended December 31, 2008 and 2007 include the results of such acquired businesses from the respective acquisition dates.

Net revenue decreased $362 million, or 19%, for the year ended December 31, 2008, compared to 2007, with operating revenue decreasing $339 million, or 17%, compared to 2007. Fees from investment banking and other advisory activities decreased $206 million, or 17%, versus 2007. Our investment banking fees reflect fees from M&A and Strategic Advisory, Restructuring and Corporate Finance assignments encompassing general strategic and transaction-specific advice to public and private companies, governments and other parties, and includes various corporate finance services. Some of our assignments and, therefore, related revenue, are not reflected in or correlated to publicly available statistical information and, therefore, may not correlate to global industry statistics. Money management fees, including incentive fees, decreased $59 million, or 9%, as compared to the prior year due to a $8 billion, or 6%, decrease in average AUM for the year ended December 31, 2008 versus 2007, primarily as the result of market and foreign exchange depreciation, as well as lower incentive fees earned in 2008. Interest income decreased $7 million, or 8%, due to lower average cash balances and a lower interest rate environment. Other revenue decreased $85 million, or 81%, in the year ended December 31, 2008 versus 2007. The decline in other revenue as compared to 2007 reflects a $93 million decrease in investment income due to losses and markdowns in the first quarter of 2008 in our bank’s corporate debt portfolio held as in integral part of its asset-liability management program, net unrealized losses in the Company’s investment in corporate equities to seed new Asset Management products, the writedown of private equity investments (primarily in the fourth quarter), and a reduction in LAM GP-related revenues (which are, to the extent held directly by certain of our LAM managing directors or employees of the Company, fully offset in minority interest in net income), partially offset by a $20 million gain from the repurchase of a portion of the Company’s senior notes and $15 million in gains from foreign currency transactions (consisting of a $24 million gain in the Corporate segment, partially offset by an aggregate loss of $9 million in the Asset Management and Financial Advisory segments). Other revenue in 2007 included $14 million of unrealized gains on private equity investments and a $9 million gain in connection with the Company’s interest in the net proceeds related to the sale of a portion of LFCM Holdings’ ownership interest in Panmure Gordon & Co. plc (“PG&C”) (see Note 19 of Notes to Consolidated Financial Statements). Interest expense for the year ended December 31, 2008 increased $5 million, or 4%, primarily related to the Company’s June, 2007 issuance of $600 million aggregate principal amount of its 6.85% senior notes, partially offset by a reduction in interest expense related to the Company’s May, 2008 repurchase of $437 million aggregate principal amount of its 6.12% senior notes in connection with the remarketing of such notes.

Compensation and benefits expense for the year ended December 31, 2008 increased by $5.2 million, including the $197.6 million charge relating to the LAM Merger in the third quarter of 2008. When excluding such charge, compensation and benefits expense in 2008 decreased $192.4 million, or 17%. Such decrease reflected lower incentive compensation and was consistent with the decrease in operating revenue, which more than offset the additional amortization of an increased amount of RSUs granted and additional compensation associated with the strategic headcount growth of managing directors and business segment professionals. Compensation and benefits expense, including the charge relating to the LAM Merger in the third quarter of 2008, was 67.4% of operating revenue in 2008. However, when excluding the LAM Merger charge, such expense represented 55.6% of operating revenue in 2008, as compared to 55.7% in 2007.

Non-compensation expense for the year ended December 31, 2008 increased by $27 million, including the $2 million charge relating to the LAM Merger. Apart from such charge, non-compensation expense increased $25 million, or 7%. Factors contributing to the increase include (i) the impact of investments in our business and operating expenses related to companies acquired in the third quarter of 2007, (ii) the $12 million provision for losses from counterparty defaults from one of our prime brokers, (iii) increased business development expenses for travel and market related data, and (iv) fees for outsourced services, with these items partially offset by a reduction in the amortization of intangible assets related to the 2007 acquisitions. The ratio of non-compensation expense to operating revenue was 23.0% in 2008 as compared to 17.8% in 2007. The ratio, when excluding the $2 million non-compensation charge in 2008 relating to the LAM Merger, the amortization of intangibles in 2008 and 2007 of $5 million and $22 million, respectively, was 22.6% for 2008, compared to 16.7% of operating revenue for 2007, with such increased percentage primarily attributable to the decline in operating revenues in 2008 as well as the provision for losses from counterparty defaults described above.

Operating income for the year ended December 31, 2008 decreased $394 million, including the LAM Merger charge of $200 million, and, as a percentage of net revenue, operating income was 3% and 23% in 2008 and 2007, respectively. When excluding the LAM Merger charge, operating income decreased $194 million, and, as a percentage of net revenue, operating income was 16% and 23% in 2008 and 2007, respectively.

The provision for income taxes for the year ended December 31, 2008 decreased $59 million, including the $7 million tax benefit relating to the LAM Merger in the third quarter of 2008. The remaining decrease of $52 million as compared to 2007 was principally due to lower levels of income in 2008. The Company’s effective tax rate was 70.6% for the year ended December 31, 2008, as compared to 20.4% in 2007. When excluding the impact of the LAM Merger in 2008, the Company’s effective tax rate was 15.4% in 2008.

Minority interest in net income for the year ended December 31, 2008 decreased by $18 million, related to various LAM GPs held directly by certain of our LAM managing directors for which there is an offsetting amount included in “ revenue-other”.

Year Ended December 31, 2007 versus December 31, 2006

The Company recorded net income of $342 million for the year ended December 31, 2007, an increase of $78 million, or 30%, as compared to net income of $264 million in 2006. As described above, the Company acquired GAHL and CWC during the third quarter of 2007. Our results for the year ended December 31, 2007 include the results of such acquired businesses from their respective acquisition dates, which, in the aggregate, did not materially impact net income.

Net revenue increased $424 million, or 28%, for the year ended December 31, 2007, with operating revenue increasing $443 million, or 28%, compared to 2006. Fees from investment banking and other advisory activities grew $251 million, or 26%, versus 2006, reflecting stronger M&A performance resulting from both increased size and volume of completed M&A transactions and net revenue attributable to the acquisitions of GAHL and CWC. Money management fees, including incentive fees, increased $153 million, or 30%, as compared to the prior year due to a $33 billion, or 34%, increase in average AUM for the year ended December 31, 2007, versus 2006, primarily as a result of market and foreign exchange appreciation and net inflows of AUM. Interest income increased $44 million, or 98%, as a result of higher interest-earning average cash balances in 2007, which were largely the result of net proceeds from the Company’s December, 2006 primary offering of Class A common stock and a June, 2007 issuance of $600 million principal amount of 6.85% senior notes. Other revenue increased $9 million, or 9%, in 2007 as compared to 2006. During 2007, other revenue included an aggregate increase of $23 million attributable to higher referral fees earned from activities with LFCM Holdings, foreign currency transaction gains and commissions and private equity investment gains, partially offset by a decline of $10 million in investment income as a result of the widening of credit spreads due to sub-prime concerns in the debt markets in 2007 and volatility in the equity markets during the fourth quarter of 2007, resulting in mark-downs in our bank’s portfolio of corporate debt securities and other temporary Corporate investments in equity securities.

In addition, the Company recorded a $9 million gain in connection with its share in the net proceeds related to the sale of a portion of LFCM Holdings’ ownership interest in PG&C in 2007 (see Note 19 of Notes to Consolidated Financial Statements), while 2006 included a $14 million gain recognized as a result of the termination of the strategic alliance with Intesa. Interest expense for the year ended December 31, 2007 increased $32 million, or 31%, as a result of the incremental interest expense of $22 million related to the June 2007 issuance of $600 million principal amount of 6.85% senior notes, with the remainder primarily resulting from both higher average customer deposits in LFB and higher interest rates with respect thereto.

Compensation and benefits expense increased $232 million, or 26%, for the year ended December 31, 2007, and represented 55.7% of operating revenue, as compared to 56.7% of operating revenue in 2006, reflecting an increase in incentive compensation associated with the growth in operating revenues, amortization of an increased amount of RSUs granted and additional compensation associated with the strategic headcount growth of managing directors and business segment professionals.

Non-compensation expense in 2007 increased $90 million, or 33%, with such increase including amortization expense of $22 million related to intangible assets associated with the 2007 acquisitions of GAHL and CWC. Other factors contributing to the expense increase in 2007 was (i) a charge of $6 million related to abandoned lease facilities, (ii) current period increases in expenses related to increased business activity, including fund administration and services associated with the growth in AUM and electronic data services, (iii) business investments including new office locations, recruitment, travel and other market development and (iv) one-time VAT and other cost recoveries recorded in 2006. Excluding the impact of the amortization of intangible assets related to acquisitions in 2007, the ratio of non-compensation expense to operating revenue was 16.7% and 17.1% for 2007 and 2006, respectively.

Operating income for the year ended December 31, 2007 increased $102 million, or 31%, as compared to 2006. Operating income as a percentage of net revenue was 23% in 2007 as compared to 22% in 2006.

The provision for income taxes for the year ended December 31, 2007 increased $24 million as compared to the prior year, due principally to increased foreign income taxes attributable to higher levels of income in 2007. The Company’s effective tax rate was 20.4% for the year ended December 31, 2007, as compared to 19.3% for the corresponding period in 2006.

Minority interest in net income for the year ended December 31, 2007 was unchanged as compared to 2006.

Business Segments

The following is a discussion of net revenue and operating income for the Company’s business segments - Financial Advisory, Asset Management and Corporate. Each segment’s operating expenses include (i) compensation and benefits expenses that are incurred directly in support of the segment and (ii) other operating expenses, which include directly incurred expenses for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourcing, and indirect support costs (including compensation and benefits expense and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistical drivers such as, among other items, headcount, square footage and transactional volume.

Financial Advisory

The following table summarizes the operating results of the Financial Advisory segment:

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)
M&A and Strategic Advisory	$814,660	$969,409	$792,537
Financial Restructuring	119,283	127,175	70,625
Corporate Finance and Other	88,970	143,593	110,175

Net Revenue	1,022,913	1,240,177	973,337
Operating Expenses (a)	796,970	920,705	722,151

Operating Income	$225,943	$319,472	$251,186

Operating Income, Excluding Amortization of Intangible Assets Related To Acquisitions	$229,413	$340,995	$251,186

Operating Income as a Percentage of Net Revenue	22%	26%	26%

Operating Income as a Percentage of Net Revenue, Excluding Amortization of Intangible Assets Related To Acquisitions	22%	27%	26%

	As of December 31,
	2008	2007	2006
Headcount (b):
Managing Directors	151	138	128
Limited Managing Directors	5	3	2
Other Employees:
Business segment professionals	691	654	510
All other professionals and support staff	246	256	217

Total	1,093	1,051	857

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto), and, in 2008 and 2007, $3,470 and $21,523 of amortization of intangible assets related to the 2007 acquisitions.
(b)	Excludes headcount related to indirect support functions, with such headcount being included in the Corporate segment.

Net revenue trends in Financial Advisory for M&A and Strategic Advisory and Financial Restructuring are generally correlated to the volume of completed industry-wide M&A transactions and restructurings occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in significant non-public assignments. Certain Lazard client statistics and global industry statistics are set forth below:

	Year Ended December 31,
	2008	2007	2006
Lazard Statistics:
Number of Clients:
Total	708	622	510
With Fees Greater than $1 million	229	230	202
Percentage of Total Financial Advisory Revenue from Top 10 Clients (a)	20%	19%	21%
Number of M&A Transactions Completed Greater than $1 billion (b)	38	55	51

(a)	There were no individual clients that constituted more than 10% of our Financial Advisory segment net revenue in the years ended December 31, 2008, 2007 or 2006.
(b)	Source: Thomson Financial as of January 12, 2009

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms. The offices that generate Financial Advisory net revenue are located in the U.S., Europe (principally in the U.K., France, Italy, Spain and Germany) and the rest of the world (principally in Australia, which, for the 2008 and 2007 periods, includes the impact of the acquisition of CWC).

	Year Ended December 31,
	2008	2007	2006
United States	50%	49%	54%
Europe	43	44	45
Rest of World	7	7	1

Total	100%	100%	100%

The changes in the distribution of geographical revenues reflected in the above chart demonstrates that our revenue can fluctuate from year to year due to the number, size and timing of closings of completed transactions, as well as seasonality and other factors, such as regional acquisitions. As such, the geographical distribution of revenues in any particular year may not be indicative of future results.

The Company’s managing directors and many of its professionals have significant experience, and many of them are able to use this experience to advise on M&A, strategic advisory matters and financial restructuring transactions, depending on clients’ needs. This flexibility allows Lazard to better match its professionals with the counter-cyclical business cycles of mergers and acquisitions and financial restructurings. While Lazard measures revenue by practice area, Lazard does not separately measure the separate costs or profitability of M&A services as compared to financial restructuring services. Accordingly, Lazard measures performance in its Financial Advisory segment based on overall segment net revenue and operating income margins.

Financial Advisory Results of Operations

Year Ended December 31, 2008 versus December 31, 2007

In 2008, Financial Advisory net revenue decreased $217 million, or 18%, as compared to 2007, with M&A and Strategic Advisory revenue decreasing $155 million, or 16%, and Financial Restructuring revenue decreasing $8 million, or 6%, while Corporate Finance and Other net revenue decreasing $55 million, or 38%.

The decrease in M&A and Strategic Advisory revenue in 2008 was principally due to the adverse economic and market conditions described above, and resulted in lower average fees per transaction and the result of a lower number of M&A transactions completed greater than $1 billion which typically generate significant fees. Our major clients, which in the aggregate represented 25% of our M&A and Strategic Advisory revenue for the year, included APP Pharmaceuticals, Bear Stearns, Gaz de France, InBev, International Paper, Penn National Gaming, Resolution Life, Royal Bank of Scotland, Trane and Zinefix. We anticipate that this lower level of M&A activity experienced in late 2008 may continue into 2009.

Financial Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings and advice on complex on-and off-balance sheet assignments, such as retiree health care obligations. Financial Restructuring revenue for 2008 ended slightly lower than 2007; however, strong restructuring revenue was recorded in the fourth quarter as a result of increased financial restructuring activity. Notable assignments completed in the fourth quarter included Lehman Brothers, Metaldyne, Reliant Energy and Sprint Nextel. Recently announced Financial Restructuring assignments that we are currently involved with in North America include Charter Communications, CIFG Assurance, Fannie Mae, Hawaiian Telcom, Nortel, Pilgrims Pride, Smurfit-Stone Container, Tarragon Corporation, Tribune Co. and The Trustees of Bernard L. Madoff Investment Securities and in Europe, Premiere, Vita Group, Belvedere, Ineos and Olympic Airways. We anticipate that the higher level of restructuring activity experienced in the fourth quarter may continue into 2009.

The decrease in Corporate Finance and Other net revenue reflected decreases in the value of fund closings by our Private Fund Advisory Group, private placements by our Capital Markets Group and declines in Equity Capital Markets transactions, all of which have been negatively impacted by the deterioration of the financial markets during 2008. Our Alternative Capital Finance Group served as a placement agent on a number of Registered Direct Offerings (“RDs”). During the fourth quarter of 2008, assignments included RDs for H&R Block, Clean Energy Fuels and Orient-Express.

Operating expenses for the year ended December 31, 2008 decreased $124 million, or 13%, as compared to 2007, primarily due to decreased compensation expense consistent with lower operating revenue and reduced amortization of intangible assets associated with the 2007 acquisitions. Such decreases were partially offset by increases related to the amortization of an increased amount of RSUs, increased costs from the strategic headcount growth of senior bankers and relating to companies acquired in 2007 and other new offices, as well as increases in business development expenses for travel and market related data.

Financial Advisory operating income for 2008 decreased $94 million, or 29%, as compared to 2007. Operating income represented 22% and 26% of segment net revenues for 2008 and 2007, respectively. Excluding the impact of amortization of intangible assets related to acquisitions of $3 million and $22 million in 2008 and 2007, respectively, operating income represented 22% and 27% of segment net revenue in such years.

Year Ended December 31, 2007 versus December 31, 2006

In 2007, Financial Advisory net revenue increased $267 million, or 27%, as compared to 2006, with M&A revenue increasing $177 million, or 22%, Financial Restructuring revenue increasing $57 million, or 80%, and Corporate Finance and Other net revenue increasing $33 million, or 30%.

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

The increase in Financial Restructuring revenue was the result of several large assignments during 2007 including Eurotunnel, Calpine’s Unsecured Creditors’ Committee, New Century Financial Corporation, Tower Automotive and the UAW in connection with its contract discussions with GM, Ford and Chrysler regarding retiree health care obligations and in connection with Delphi’s bankruptcy.

Corporate Finance and Other net revenue increased versus 2006 reflecting increased Private Placement revenues as a result of higher revenue per assignment in 2007, growth in referral fees from LFCM Holdings related to our Equity Capital Markets Advisory activities and, to a lesser extent, growth in Private Fund Advisory fees.

Operating expenses for the year ended December 31, 2007 increased $199 million, or 27%, as compared to 2006, principally due to an increase in incentive compensation related to a higher level of operating revenue, amortization of an increased amount of RSUs granted and additional compensation associated with strategic headcount growth, principally from the GAHL and CWC acquisitions, and the hiring of senior bankers during 2007, as well as amortization expense of $22 million related to intangible assets associated with the GAHL and CWC acquisitions, higher business development-related expenses in 2007 and the impact of one-time cost recoveries in 2006.

Financial Advisory operating income for 2007 increased $68 million, or 27%, as compared to 2006. Operating income represented 26% of segment net revenues for both years. Excluding the impact of the amortization of intangible assets related to acquisitions of $22 million in 2007, operating income represented 27% of segment net revenue in 2007.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of December 31,
	2008	2007	2006
	($ in millions)
AUM:
International Equities	$25,109	$50,535	$52,033
Global Equities	31,890	47,814	26,453
U.S. Equities	13,173	20,927	13,708

Total Equities	70,172	119,276	92,194

European and International Fixed Income	9,124	10,255	8,418
Global Fixed Income	1,569	2,161	1,095
U.S. Fixed Income	1,951	1,817	2,310

Total Fixed Income	12,644	14,233	11,823

Alternative Investments	3,196	3,577	3,457
Private Equity (a)	1,579	1,401	883
Cash Management	3,518	2,926	2,080

Total AUM	$91,109	$141,413	$110,437

(a)	Includes $1.2 billion, $1.0 billion and $0.6 billion as of December 31, 2008, 2007 and 2006, respectively, held by an investment company for which Lazard may earn carried interests.

Average AUM for the years ended December 31, 2008, 2007 and 2006 is set forth below. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Year Ended December 31,
	2008	2007	2006
	($ in millions)
Average AUM	$122,828	$130,827	$97,408

Total AUM at December 31, 2008 decreased $50 billion, or 36%, as compared to that at December 31, 2007, with average AUM for the year ended December 31, 2008 decreasing $8 billion, or 6%, as compared to the average AUM in 2007. International, Global and U.S. equities represented 28%, 35% and 14% of total AUM at December 31, 2008, respectively, versus 36%, 34% and 15% of total AUM at December 31, 2007, respectively.

Total AUM at December 31, 2007 increased $31 billion, or 28%, over that at December 31, 2006, with average AUM increasing 34% versus 2006 average AUM. International, Global and U.S. equities represented 36%, 34% and 15% of total AUM at December 31, 2007, respectively, as compared to 47%, 24% and 12% of total AUM at December 31, 2006, respectively.

As of both December 31, 2008 and 2007, approximately 85% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and 15% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

The following is a summary of changes in AUM for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
	($ in millions)
AUM—Beginning of Year	$141,413	$110,437	$88,234
Net Flows(a)	1,371	16,745	2,756
Market and Foreign Exchange Appreciation (Depreciation)	(51,675)	14,231	19,447

AUM—End of Year	$91,109	$141,413	$110,437

(a)	Includes inflows of $25,923, $42,031 and $23,272 and outflows of $24,552, $25,286 and $20,516 for the years ended December 31, 2008, 2007 and 2006, respectively.

Inflows during the year ended December 31, 2008 occurred across all products (principally Global Equities, International Equities, European and International Fixed Income and Alternative Investment products) due to contributions to existing accounts as well as new accounts gained. The majority of the inflows occurred in the first half of 2008 as investors in the second half of the year delayed funding new mandates or increasing funding of existing mandates. Outflows occurred relatively evenly throughout the year also across all products due to withdrawals from existing accounts and, to a lesser degree, accounts lost.

Consistent with the industry as a whole, we experienced significant market depreciation in 2008, including the impact of the strengthening U.S. dollar versus foreign currencies particularly in the second half of 2008, with these factors being the principal contributors to the decrease in AUM. As of December 31, 2008, funds denominated in foreign currencies represented approximately 50% of total AUM. Foreign denominated AUM declines in value with the strengthening of the U.S. dollar and increases in value as the U.S. dollar weakens. Equity products experienced the most significant decrease, with International and Global Equity products experiencing market depreciation of approximately 40% and U.S. Equity experiencing market depreciation of approximately 30%. Such decreases were generally consistent with global market indices as described above.

Inflows during the year ended December 31, 2007 occurred principally in Global Equity, U.S. Equity and European and International Fixed Income products due to new accounts gained, with the majority of inflows occurring in the first half of the year. Outflows during 2007 occurred primarily in International Equities, European and International Fixed Income and Alternative Investment products primarily due to accounts lost, with the majority of outflows occurring in the second half of the year.

During 2007, combined market appreciation and the weakening of the U.S. dollar versus foreign currencies were also significant factors contributing to the increase in AUM. As of December 31, 2007, funds denominated in foreign currencies represented approximately 50% of total AUM. Consistent with the global equity and foreign currency markets, equity products experienced the most significant growth, with International and Global Equity products experiencing appreciation of approximately 16%.

As of February 20, 2009, AUM was $79.4 billion, an $11.4 billion decrease since December 31, 2008. The change in AUM since December 31, 2008 was due to market depreciation of $10.4 billion and net outflows of $1.3 billion. Market depreciation since December 31, 2008 was approximately 11% of AUM at December 31, 2008, which was slightly better than the decline in global market indices during that period.

The following table summarizes the operating results of the Asset Management segment for the years ended December 31, 2008, 2007 and 2006. Operating results for the year ended December 31, 2008 are shown before and after the charge relating to the LAM Merger in the third quarter of 2008.

	Year Ended December 31, 2008			Year Ended December 31, 2007	Year Ended December 31, 2006
	As Reported	Impact of LAM Merger (a)	Excluding LAM Merger (b)
	($ in thousands)
Management Fees	$568,436		$568,436	$595,725	$450,323
Incentive Fees	34,961		34,961	67,032	59,371
Other Income	24,732		24,732	56,859	38,404

Sub-total	628,129		628,129	719,616	548,098
LAM GP-Related Revenue (Loss)	(13,348)		(13,348)	5,135	5,114

Net Revenue	614,781		614,781	724,751	553,212
Operating Expenses (c)	678,170	$197,550	480,620	539,800	418,022

Operating Income (Loss)	(63,389)	(197,550)	134,161	184,951	135,190
Add (Deduct):
LAM GP-Related (Revenue) Loss	13,348		13,348	(5,135)	(5,114)
Amortization of Intangible Assets	1,126		1,126	—	—

Operating Income (Loss), after adjusting for the items set forth above	$(48,915)	$(197,550)	$148,635	$179,816	130,076

Operating Income, as a Percentage of Net Revenue	(10)%		22%	26%	24%

Operating Income, as a Percentage of Net Revenue, each excluding LAM GP-Related (Revenue) Loss (d) and Amortization of Intangible Assets	(8)%		24%	25%	24%

(a)	Represents the third quarter 2008 impact of LAM Merger. See Note 4 of Notes to Consolidated Financial Statements for information regarding the LAM Merger.
(b)	A non-GAAP measure which management believes provides the most meaningful comparison between historical, present and future periods.
(c)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(d)	Management also evaluates the results of Asset Management based on operating income excluding the LAM GP-related revenue (loss) since such LAM GP-related amounts are directly offset by a charge (credit) to minority interest which is not a charge (credit) to operating income.

	As of December 31,
	2008	2007	2006
Headcount(a):
Managing Directors	56	48	43
Limited Managing Directors	1	3	2
Other Employees:
Business segment professionals	327	334	293
All other professionals and support staff functions	301	372	348

Total	685	757	686

(a)	Excludes headcount related to indirect support functions, with such headcount being included in the Corporate segment.

Our top ten clients accounted for 25%, 27% and 25% of our total AUM at December 31, 2008, 2007 and 2006, respectively, and there were no individual clients that constituted more than 10% of our Asset Management segment net revenue during any of the years ended December 31, 2008, 2007 and 2006.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms:

	Year Ended December 31,
	2008	2007	2006
United States	52%	54%	58%
Europe	37	37	35
Rest of World	11	9	7

Total	100%	100%	100%

Asset Management Results of Operations

As reflected in the table of operating results of the Asset Management segment above, the LAM Merger in the third quarter of 2008 had a significant impact on the segment’s operating results in 2008. Lazard management believes that comparisons between years are most meaningful after excluding the impact of the LAM Merger.

Year Ended December 31, 2008 versus December 31, 2007

Asset Management net revenue in 2008 declined $110 million, or 15%, as compared to 2007. Management fees for 2008 decreased $27 million, or 5%, versus 2007 driven by a 6% decrease in average AUM due largely to market depreciation primarily during the second half of 2008 as well as the impact of a change in the mix of investment products and levels of management fees on certain products. Incentive fees decreased $32 million, or 48%, for 2008 as compared to 2007 with the decrease principally in alternative investment strategies. Other income decreased $51 million, or 82%, as compared to 2007 principally as a result of lower LAM GP-related revenue, other investment losses and foreign currency transaction losses.

Operating expenses for 2008 increased by $138 million, approximately $198 million of which related to the LAM Merger in the third quarter of 2008, with a remaining decrease of $59 million, or 11%, versus 2007, due principally to decreased compensation related to lower operating revenue, partially offset by increases in outsourced services as a result of LAM outsourcing a portion of its operations, business development expenses for travel and market related data as well as for amortization of an increased amount of RSUs granted.

Including the $198 million pre-tax charge relating to the LAM Merger in the third quarter of 2008, Asset Management had an operating loss of $63 million for the year ended December 31, 2008, a decline of $248 million as compared to operating income of $185 million in 2007. Excluding the impact of the LAM Merger, the Company had operating income in 2008 of $134 million, a decline of $51 million, or 27%, as compared to 2007, with operating income as a percentage of segment net revenue being 22% for 2008 as compared to 26% for 2007. Excluding the impact of the LAM Merger, LAM GP-related revenue (loss) and amortization of intangible assets, operating income in 2008 was $149 million, or 24% of segment net revenue excluding such items, as compared to $180 million, or 25%, for 2007.

Year Ended December 31, 2007 versus December 31, 2006

Asset Management net revenue increased $172 million, or 31%, versus 2006. Management fees for 2007 increased $145 million, or 32%, versus 2006 driven by a 34% increase in average AUM. However, the impact of a change in the mix of investment products resulted in a slightly lower percentage growth rate in management fees versus the growth rate of average AUM. Incentive fees earned for 2007 were $8 million higher than the amount recorded for 2006, with the increase driven principally from traditional long-only investment strategies. Other income increased $18 million, or 42%, versus 2006 principally as a result of higher net interest income on customer deposits and higher average cash balances and increased commissions on client transactions.

Operating expenses for 2007 increased $122 million, or 29%, as compared to 2006, principally due to increased incentive compensation resulting from operating revenue growth, amortization of an increased amount of RSUs granted, and additional compensation related to strategic headcount growth, as well as higher costs for occupancy, fund administration and servicing associated with the growth in AUM and other business development activities, including recruiting.

Asset Management operating income grew $50 million, or 37%, in 2007 as compared to the prior year. Operating income as a percentage of segment net revenue was 26% for 2007 versus 24% for 2006 with the increase in the ratio due to higher net revenue.

Corporate

The following table summarizes the results of the Corporate segment:

	Year Ended December 31,
	2008	2007	2006
	($ in thousands)
Interest Income	$ 62,969	$ 67,493	$ 29,800
Interest Expense	(139,620)	(136,016)	(98,825)

Net Interest (Expense)	(76,651)	(68,523)	(69,025)
Other Revenue	(6,074)	20,488	35,645

Net Revenue (Expense)	(82,725)	(48,035)	(33,380)
Operating Expenses (a)	37,800	20,324	19,320

Operating Loss	$(120,525)	$(68,359)	$(52,700)

	As of December 31,
	2008	2007	2006

Headcount (b):
Managing Directors	8	8	8
Limited Managing Directors	—	—	1
Other Employees:
Business segment professionals	8	9	8
All other professionals and support staff	640	633	640

Total	656	650	657

(a)	Includes, in the year ended December 31, 2008, non-compensation-related transaction costs of $2 million relating to the LAM Merger.
(b)	Includes headcount related to support functions.

Corporate Results of Operations

Year Ended December 31, 2008 versus December 31, 2007

Net interest expense in the year ended December 31, 2008 increased $8 million, or 12%, as compared to 2007. Lower interest income was the principal contributing factor to the decline, due to lower average cash balances and a lower interest rate environment. Average cash decreased as a result of the share repurchases of Lazard Ltd’s Class A common stock as well as the repurchase of a portion of the Company’s outstanding 6.85% and 7.125% senior notes. Interest expense increased principally as a result of the June, 2007 issuance of the aforementioned 6.85% senior notes, partially offset by the reduction in interest expense related to the Company’s May, 2008 purchase of $437 million aggregate principal amount of its 6.12% senior notes in connection with the remarketing of such notes and by the repayment of certain senior and subordinated notes in June, 2007.

Other revenue declined $27 million in the year ended December 31, 2008, as compared to 2007, due to the extraordinary disruption and volatility in the equity and credit markets during 2008 which adversely impacted investment income. The decline in other revenue as compared to 2007 reflects a $60 million decrease in investment income due to losses and markdowns in the first quarter of 2008 our bank’s corporate debt portfolio held as an integral part of its asset-liability management program, net unrealized losses in the Company’s investment in corporate equities to seed new Asset Management products, and a $12 million write-down of private equity investments (primarily in the fourth quarter of 2008), partially offset by a $20 million gain from the repurchase of a portion of the Company’s senior notes and $24 million in gains from foreign currency transactions. Other revenue in 2007 included $14 million of unrealized gains on private equity investments and a $9 million gain in connection with the Company’s share in the net proceeds related to the sale of a portion of LFCM Holdings’ ownership interest in PG&C (see Note 19 of Notes to Consolidated Financial Statements.)

Operating expenses for 2008 increased by $17 million compared to 2007, including the $2 million non-compensation charge relating to the LAM Merger in the third quarter of 2008, and increases in other operating expenses in 2008 of $15 million, or 76%, as compared to 2007. The increase in operating expenses in 2008 was principally due to a provision of $12 million for losses from counterparty defaults primarily relating to the bankruptcy of one of our prime brokers and in professional fees for legal expenses related to various corporate activities during 2008. Decreases in compensation and benefits resulting from lower operating revenue were offset by increases in various other expense categories.

Year Ended December 31, 2007 versus December 31, 2006

Net interest expense in 2007 was slightly lower than 2006. During 2007, interest income increased from higher average cash balances, principally as a result of the proceeds from the December, 2006 primary public offering of Class A Common Stock and the June, 2007 issuance of $600 million principal amount of 6.85% senior notes, which was offset by incremental interest expense related to the aforementioned senior notes issuance.

Other revenue declined $15 million, or 43%, in 2007 as compared to 2006, principally due to lower investment income of $13 million, principally the result of the widening of credit spreads due to sub-prime concerns in the debt markets and volatility in the equity markets during the fourth quarter of 2007, which resulted in mark-downs in our bank’s portfolio of corporate debt securities and other temporary Corporate investments in equities, partially offset by increases in foreign currency transaction gains. In addition, the Company recorded $14 million of unrealized gains on private equity investments and a $9 million gain in connection with its share in the net proceeds related to the sale of a portion of LFCM Holdings’ ownership interest in PG&C in 2007 (see Note 19 of Notes to Consolidated Financial Statements), while 2006 included a $14 million gain recognized as a result of the termination of the strategic alliance with Intesa in 2006.

Operating expenses in 2007 increased $1 million, or 5%, as compared to 2006 due primarily to increased compensation, as a result of higher consolidated operating revenue and amortization of an increased amount of RSUs in 2007.

Cash Flows

The Company’s cash flows are influenced by the timing of the receipt of Financial Advisory and Asset Management fees, the timing of distributions to members and payments of incentive compensation to managing directors and employees. M&A, Strategic Advisory and Asset Management fees are generally collected within 60 days of billing, while restructuring fee collections may extend beyond 60 days, particularly those that involve bankruptcies with court-ordered holdbacks. Fees from our private fund advisory activities are generally collected over a four year period from billing and typically include an interest component.

Lazard Group traditionally pays a significant portion of its incentive compensation during the first four months of each calendar year with respect to the prior year’s results.

Summary of Cash Flows:

	Year Ended December 31,
	2008	2007
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$25.7	$342.1
Noncash charges (a)	284.6	146.5
Other operating activities (b)	292.3	(408.2)

Net cash provided by operating activities	602.6	80.4
Investing activities (c)	(151.9)	(222.8)
Financing activities (d)	(480.9)	193.7
Effect of exchange rate changes	(63.1)	(5.8)

Net Increase (Decrease) in Cash and Cash Equivalents	(93.3)	45.5
Cash and Cash Equivalents:
Beginning of Year	1,000.6	955.1

End of Year	$907.3	$1,000.6

(a)	Consists of the following:

Depreciation and amortization of property	$20.8	$16.7
Amortization of deferred expenses, stock units and interest rate hedge	245.6	110.2
Deferred tax benefit	(17.3)	(7.0)
Amortization of intangible assets related to acquisitions	4.6	21.5
Minority interest in net income (loss)	(13.3)	5.1
Non-cash portion of charge related to LAM Merger	64.5	—
Gain on extinguishment of debt	(20.3)	—

	$284.6	$146.5

(b)	Includes net changes in operating assets and liabilities relating to increases and decreases between years in both the “deposits and other payables” and “receivables-net” captions on the Statements of Cash Flows and relate primarily to activities of LFB. Included within the “receivables-net” caption on the Statements of Cash Flows are amounts related to LFB’s short-term inter-bank deposits, which represent substantially all of the separately identified amount recorded as “receivables—net: banks” on the Company’s Statements of Financial Condition. The level of these inter-bank deposits is primarily driven by the level of LFB customer-related interest-bearing time and demand deposits and short-term inter-bank deposits held at LFB, which can fluctuate significantly on a daily basis. As the amount of deposits change, there is generally a corresponding, but indirect, impact on the level of short-term inter-bank deposits.
(c)	Principally relates to the acquisition of our equity method investment in Sapphire Industrials Corp. (“Sapphire”) (see Note 15 of Notes to Consolidated Financial Statements), purchases of “available-for-sale” securities by LFB and our equity method investment in Merchant Bankers Asociados.

(d)	Primarily includes distributions to members and minority interest holders, repurchases of common membership interests from LAZ-MD Holdings and shares of Class A common stock and activity related to borrowings, including, in 2008, the Company’s purchase of $437 million aggregate principal amount of its 6.12% senior notes in connection with the remarketing of the notes and the concurrent settlement of the purchase contract component of the equity security units (“ESUs”), which resulted in Lazard Group issuing 14,582,750 common membership interests for aggregate proceeds of $438 million, as well as the repurchase in 2008 of a portion of the Company’s outstanding 6.85% and 7.125% senior notes, and, in 2007, the issuance of $600 million principal amount of 6.85% senior notes.

Liquidity and Capital Resources

The Company’s liquidity and capital resources are derived from operating activities, financing agreements and equity offerings.

Operating Activities

Net revenue, operating income and cash receipts fluctuate significantly between quarters. In the case of Financial Advisory, fee receipts are principally dependent upon the successful completion of client transactions, the occurrence and timing of which is irregular and not subject to Lazard’s control. In the case of Asset Management, incentive fees earned on AUM are generally not earned until the end of the applicable measurement period, which is generally the fourth quarter of Lazard’s fiscal year, with the respective receivable collected in the first quarter of the following year.

Liquidity is significantly impacted by incentive compensation payments, a significant portion of which historically have been made during the first four months of the year. As a consequence, cash on hand generally declines in the beginning of the year and gradually builds over the remainder of the year. We also pay certain tax advances during the year on behalf of our managing directors, which serve to reduce their respective incentive compensation payments. We expect this seasonal pattern of cash flow to continue. In addition, a portion of the February, 2009 incentive compensation awards contains a deferred cash component, which is payable over the four-year period ending February, 2013, subject to the employee meeting applicable vesting requirements (see Note 16 of Notes to Consolidated Financial Statements).

Lazard’s consolidated financial statements are presented in U.S. dollars. Many of Lazard’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at the respective balance sheet date exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency are reported as a component of members’ equity (deficiency). Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of operations.

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. At December 31, 2008, Lazard had approximately $1 billion of cash and liquid securities, including $71 million of temporary seed investments in marketable equity securities and public and private asset management funds. We maintain lines of credit in excess of anticipated liquidity requirements. As of December 31, 2008, Lazard had approximately $229 million in unused lines of credit available to it, including $57 million of unused lines of credit available to LFB.

Financing

Over the past several years, Lazard has entered into several financing agreements designed to strengthen both its capital base and liquidity. Each of these agreements is discussed in more detail in our consolidated financial statements and related notes included elsewhere in this Form 10-K. The table below sets forth our corporate indebtedness as of December 31, 2008 and 2007.

	Maturity Date	As of December 31,		Increase (Decrease)
		2008	2007
		($ in millions)
Senior Debt:
7.125%(a)	2015	$538.5	$550.0	$(11.5)
6.85%(a)	2017	549.3	600.0	(50.7)
6.12%(b)	2008	—	437.5	(437.5)
Subordinated Debt:
3.25%(c)	2016	150.0	150.0	—

Total Senior and Subordinated Debt		$1,237.8	$1,737.5	$(499.7)

(a)	During the fourth quarter of 2008, the Company repurchased $50.7 million and $11.5 million principal amounts of its 6.85% and 7.125% senior notes due in 2017 and 2015, respectively, and recognized an aggregate gain of $20.3 million in “revenue-other”.
(b)	In connection with the remarketing under the terms of the ESUs, on May 15, 2008 (i) the stated maturity of the 6.12% Senior Notes was reset to May 15, 2010, (ii) the interest rate on the 6.12% Senior Notes was reset to 4.00% per annum, and (iii) $437.5 million aggregate principal amount of the 6.12% Senior Notes were purchased by Lazard Group.
(c)	Convertible into shares of Class A common stock at an effective conversion price of $57 per share. One third in principal amount became convertible on and after July 1, 2008, and an additional one third in principal amount will be convertible on and after July 1, 2009 and on and after July 1, 2010, with no principal amounts convertible after June 30, 2011.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, along with the use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months and beyond. Also, we intend to maintain lines of credit that can be utilized should the need arise. These credit lines include a $150 million senior revolving credit facility with a group of lenders that expires in May, 2010 (the “Credit Facility”).

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is owing to the lending bank group, the Credit Facility includes financial condition covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12 month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period then ended, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.87 to 1.00 and its Consolidated Interest Coverage Ratio being 11.60 to 1.00. Notwithstanding such compliance, no amounts were outstanding under the Credit Facility as of December 31, 2008.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes, as well as its Amended $150 Million Subordinated Convertible Note, contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At December 31, 2008, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Notes 9 and 14 of Notes to Consolidated Financial Statements for additional information regarding senior and subordinated debt.

Members’ Equity

At December 31, 2008, total members’ equity was $106 million as compared to members’ deficiency of $26 million at December 31, 2007. The increase in members’ equity of $132 million was principally due to the issuance on May 15, 2008 of 14,582,750 common membership interests in connection with the settlement of the $438 million of purchase contracts forming part of the ESUs (see Note 14 of Notes to Consolidated Financial Statements) and the current year amortization of RSUs amounting to $235 million and net income of $26 million, partially offset by Lazard Group’s purchases of $280 million of common membership interests from certain members of LAZ-MD Holdings and Class A Common stock, distributions to members of $127 million, and a net reduction in AOCI of $177 million. The net reduction in AOCI is due primarily to (i) net negative foreign currency translation adjustments of $152 million and (ii) net markdowns of $41 million related to securities designated as available-for-sale, partially offset by credits of $16 million related to employee benefit plans and amortization of the interest rate hedge.

At December 31, 2007, total members’ deficiency was $26 million as compared to a members’ deficiency of $259 million at December 31, 2006. The increase in members’ equity of $233 million was principally due to net income of $342 million, amortization of RSUs amounting to $105 million, and a net increase in AOCI of $22 million (principally due to positive foreign currency translation adjustments), partially offset by distributions to members of $148 million and purchases of common membership interests from LAZ-MD Holdings and Class A common stock of $90 million.

During the fourth quarter of 2008, the Company repurchased 2.57 million shares of Class A common stock for an aggregate cost of $67.7 million, resulting in its remaining share repurchase authorization at December 31, 2008 being $126.3 million (see Note 16 of Notes to Consolidated Financial Statements for information regarding the share repurchase program).

On December 6, 2006, Lazard Ltd sold 8,050,400 shares of its Class A common stock in a primary offering (the “2006 Primary Offering”) at $45.42 per share. The offering provided the Company with net proceeds of approximately $349 million, after the underwriters’ discount and other expenses.

On December 6, 2006 and September 3, 2008, certain current and former managing directors of Lazard and their permitted transferees (the “2006 Selling Shareholders” and “2008 Selling Shareholders,” respectively) sold 6,000,000 shares and 7,158,579 shares, respectively, of Class A common stock to the public (the “2006 Secondary Offering” and the “2008 Secondary Offering”). In addition, the 2008 Selling Shareholders sold 715,858 Class A common shares to Lazard Group for $25 million, representing the same price per share, net of the applicable underwriters’ discount, as for the shares sold to the public. The 6,000,000 shares sold in the 2006 Secondary Offering were newly-issued Class A shares as a result of the 2006 Selling Shareholders exchanging an equivalent amount of their common membership interests in Lazard Group (received in exchange for their membership interests in LAZ-MD Holdings) for newly-issued shares of Class A common stock. In the aggregate, the 2008 Selling Shareholders sold a total of 7,874,437 shares of Class A common stock (including 1,472,906 shares of Class A common stock previously exchanged for LAZ-MD Holdings exchangeable interests and 6,401,531 shares of Class A common stock exchanged for LAZ-MD Holdings interests concurrently with the 2008 Secondary Offering).

See Note 16 of Notes to Financial Statements for additional information regarding the 2006 Primary Offering, and the 2006 and 2008 Secondary Offerings.

In addition to the exchanges that occurred in connection with the 2008 Secondary Offering, on May 12, 2008, August 7, 2008 and November 7, 2008, Lazard Ltd issued 2,321,909, 323,137 and 265,611 shares of Class A common stock, respectively, in connection with the exchange of a like number of common membership interests of Lazard Group (received in exchange for their membership interests in LAZ-MD Holdings).

Lazard Ltd did not receive any proceeds from the sale of common stock in the 2006 and 2008 Secondary Offerings or the above-mentioned exchanges of shares in 2006 and 2008.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to affiliates. See Note 20 of Notes to Consolidated Financial Statements for further information. These regulations differ in the U.S., the U.K., France and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see “Item 1-Business—Regulation” included in this Form 10-K.

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of December 31, 2008:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior and Subordinated Debt (including interest) (a)	$1,847,857	$80,805	$161,610	$161,610	$1,443,832
Operating Leases (exclusive of $45,062 of sublease income) (b)	440,123	67,651	110,517	64,923	197,032
LAM Merger cash consideration (c)	93,163	2,815	90,348
Capital Leases (including interest) (b)	35,140	4,942	6,900	6,102	17,196
Private Equity Funding Commitments (b): LAI-managed funds (b)	20,735	11,221	9,514	—	—
Other	3,645	2,814	803	—	28

Total (d)	$2,440,663	$170,248	$379,692	$232,635	$1,658,088

(a)	See Note 14 of Notes to Consolidated Financial Statements.
(b)	See Note 15 of Notes to Consolidated Financial Statements.
(c)	See Note 4 of Notes to Consolidated Financial Statements.
(d)	The table above excludes contingent obligations and any possible payments for uncertain tax positions given the inability to estimate the timing of the latter payments. See Notes 15, 17 and 18 of Notes to Consolidated Financial Statements regarding information in connection with commitments, employee benefit plans and Lazard’s uncertain tax positions. In addition, the table above excludes payment of the deferred cash component of the incentive awards granted in February, 2009, which are payable over the four year period ending February, 2013 and are subject to the employee meeting the applicable vesting requirements (see Note 16 of Notes to Consolidated Financial Statements).

Effect of Inflation

We do not believe inflation will significantly affect our compensation costs as they are substantially variable in nature. However, the rate of inflation may affect certain of our other expenses, such as information technology and occupancy costs. To the extent inflation results in rising interest rates and has other effects upon the securities markets, it may adversely affect our financial position and results of operations by reducing AUM, net revenue or otherwise. See “Risk Factors—Other Business Risks—Difficult market conditions can adversely affect our business in many ways, including by reducing the volume of transactions involving our Financial Advisory business and reducing the value or performance of the assets we manage in our Asset Management business, which, in each case, could materially reduce our revenue or income and adversely affect our financial position.”

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of Lazard’s consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Lazard evaluates its estimates, including those related to revenue recognition, compensation liabilities, income taxes, investing activities and goodwill. Lazard bases these estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

The Company also earns performance-based incentive fees on various investment products, including alternative investment funds such as hedge funds, private equity funds and traditional investment strategies. Incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks. Incentive fees on private equity funds also may be earned in the form of a carried interest if profits from investments exceed a specified threshold. These incentive fees are recorded when realized and are paid at the end of the measurement period. Incentive fees on hedge funds generally are subject to loss carry-forward provisions in which losses incurred by the funds in any year are applied against certain future period net appreciation before any incentive fees can be earned.

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

If, in Lazard’s judgment, collection of a fee is not probable, Lazard will not recognize revenue until the uncertainty is removed. We maintain an allowance for bad debts to provide coverage for estimated losses from our fee and customer receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where we determine the receivables are impaired, which may include situations where a fee is in dispute or litigation has commenced.

With respect to fees receivable from Financial Advisory activities, such receivables are generally deemed past due when they are outstanding 60 days from the date of invoice. However, some Financial Advisory transactions include specific contractual payment terms that may vary from one month to four years (as is the case for our Private Fund Advisory fees) following the invoice date or may be subject to court approval (as is the case with restructuring assignments that include bankruptcy proceedings). In such cases, receivables are deemed past due when payment is not received by the agreed-upon contractual date or the court approval date, respectively. Financial Advisory fee receivables past due in excess of 180 days are fully provided for unless there is evidence that the balance is collectible. Asset Management fees are deemed past due and fully provided for when such receivables are outstanding 12 months after the invoice date. Notwithstanding our policy for receivables past due, we specifically reserve against exposures relating to Financial Advisory and Asset Management fees where we determine receivables are impaired.

At December 31, 2008 and 2007, the Company had approximately $18 million and $25 million, respectively, of receivables past due, and its allowance for doubtful accounts was $16 million and $13 million, respectively.

Income Taxes

As part of the process of preparing its consolidated financial statements, Lazard is required to estimate its income taxes in each of the jurisdictions in which it operates. This process requires Lazard to estimate its actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense, unrealized gains or losses on investments and depreciation. These temporary differences result in deferred tax assets and liabilities, which are included within Lazard’s consolidated statements of financial condition. Significant management judgment is required in determining Lazard’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. At December 31, 2008, the Company recorded deferred tax assets of approximately $155 million, with such amount partially offset by a valuation allowance of approximately $108 million due to the uncertainty of realizing the benefits of the book versus tax basis differences and certain net operating loss carry-forwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, valuation allowances are established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by the Company in making this assessment. If actual results differ from these estimates or Lazard adjusts these estimates in future periods, Lazard may need to adjust its valuation allowance, which could materially impact Lazard’s consolidated financial position and results of operations.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) which clarifies the more likely than not criteria included in FASB Statement No. 109, “Accounting for Income Taxes,” that must be met prior to recognition of the financial statement benefit of a tax position taken or expected to be taken in a tax return. FIN No. 48 also requires the recognition of a liability for differences between tax positions taken in a tax return and amounts recognized in the financial statements. Management applies the more likely than not criteria included in FIN No. 48 when estimating its income taxes in each of the jurisdictions in which it operates. See Note 18 of Notes to Consolidated Financial Statements herein regarding the adoption of FIN No. 48.

Tax contingencies can involve complex issues and may require an extended period of time to resolve. Changes in the geographic mix or estimated level of annual pre-tax income can affect Lazard’s overall effective tax rate. Significant management judgment is required in determining Lazard’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. Furthermore, Lazard’s interpretation of complex tax laws may impact its recognition and measurement of current and deferred income taxes.

Investments

Investments consist principally of debt securities, equities, interests in LAM alternative asset management funds and other private equity investments.

These investments are carried at fair value on the consolidated statements of financial condition, with any increases or decreases in fair value reflected (i) in earnings, to the extent held by our broker-dealer subsidiaries or when designated as “trading” securities under SFAS No. 115, within our non broker-dealer subsidiaries, and (ii) in AOCI, to the extent designated as “available-for-sale” securities under SFAS No. 115 until such time they are realized and reclassified to earnings. Any declines in the fair value of “available-for-sale” securities that are determined to be other than temporary are charged to earnings.

Gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income or AOCI. As described in Note 6 of Notes to Consolidated Financial Statements, effective July 1, 2008, as permitted under SFAS No. 115, certain debt securities held by our bank in France, which were previously designated as “trading” securities, were re-designated as “available-for-sale” securities.

Debt securities are primarily investments held by our bank in France, which typically holds them long-term as part of its asset-liability management program. Such securities primarily consist of fixed and floating rate European corporate bonds and French government debt securities. At December 31, 2008, of the $333 million of debt securities, 37%, 26%, 15%, 11% and 11% of such debt securities were invested in the financial, industrial, consumer, government and other sectors, respectively. At December 31, 2007, of the $585 million of debt securities, 35%, 26%, 16%, 9% and 14% of such debt securities were invested in the financial, consumer, industrial, government and other sectors, respectively.

Equities principally represent the Company’s investments in marketable equity securities of large, mid and small-cap domestic, international and global companies to seed new Asset Management products and includes investments in public and private asset management funds managed both by LAM and third party asset managers. At December 31, 2008, of the $71 million in equities, 53% represents the Company’s investment in marketable equity securities, of which 32%, 24%, 10%, 7% and 27% were invested in the consumer, financial, industrial, communications and other sectors, respectively. At December 31, 2007, of the $334 million in equities, 64% represents the Company’s investment in marketable equity securities of which 30%, 18%, 11%, 10% and 31% were invested in the financial, consumer, industrial, communications and other sectors, respectively. At December 31, 2008 and 2007, asset management fund investments represent the remaining 47% and 36% of total equities, respectively. The Company’s asset management fund investments are diversified and may incorporate particular strategies; however, there are no investments in funds with single sector specific strategies.

Interests in LAM alternative asset management funds principally represent GP interests in LAM-managed hedge funds. The fair value of such interests reflects the pro rata value of the ownership of the underlying securities in the funds. Such funds are broadly diversified and may incorporate particular strategies; however, there are no investments in funds with a single sector specific strategy. Approximately $21 million and $51 million at December 31, 2008 and 2007, respectively, of the GP interests represent interests held directly by certain of our LAM managing directors or employees of the Company, and, as such, are deemed to be controlled by, and therefore consolidated by, the Company. Since the Company has no economic interest in such GP investments, the fair value is included in “minority interest” on our consolidated statements of financial condition.

Private equity investments, which represent approximately 2.9% and 2.0% of total assets at December 31, 2008 and 2007, respectively, are comprised of investments in private equity funds and direct private equity interests. Private equity investments primarily include (i) a mezzanine fund, which invests in small and mid-cap buy-out funds and small to mid-cap European companies; (ii) Corporate Partners II Limited, a private equity fund targeting significant minority-stake investments in established public and private companies; and (iii) Lazard Senior Housing Partners LP, which acquires companies and assets in the senior housing, extended-stay hotel and shopping center sectors.

Investments in debt, equities and other investments at December 31, 2008 and 2007 aggregated $620 million and $1.089 billion, respectively. The decrease of $469 million in 2008 includes net investment losses of $139 million, of which $77 million and $62 million are reflected in “revenue-other” and AOCI, respectively. The remaining decrease primarily relates to net sales of debt and equity securities and foreign currency translation adjustments, partially offset by an increase in our equity method investments.

Investments in debt, equities and other investments at December 31, 2007 and 2006 aggregated $1.089 billion and $679 million, respectively. The increase of $410 million in 2007 includes net investment gains of $15 million, of which net investment gains of $16 million is reflected in “revenue-other” and net investment losses of $1 million is reflected in AOCI. The remaining increase primarily relates to net purchases of equity securities and other investments, as well as foreign currency translation adjustments.

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements about fair value measurements. Pursuant to SFAS No. 157, Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

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

Principally all of the Company’s investments in corporate bonds are considered Level 2 investments with such fair value based on observable data, principally broker quotes as provided by external pricing services.

The fair value of our equities is principally classified as Level 1 or Level 2 as follows: marketable equity securities are classified as Level 1 and are valued based on the last trade price on the primary exchange for that security; public asset management funds are classified as Level 1 and are valued based on the reported closing price for the fund; and investments in private asset management funds are classified as Level 2 and are primarily valued based on information provided by fund managers and secondarily, from external pricing services to the extent managed by LAM.

The fair value of our interests in LAM alternative asset management funds is classified as Level 2 and is based on information provided by external pricing services.

The fair value of our private equity investments is classified as Level 3 and is based on financial statements provided by fund managers, appraisals and internal valuations.

Where information reported is based on broker quotes, the Company generally obtains one quote/price per instrument. In some cases, quotes related to corporate bonds obtained through external pricing services represent the average of several broker quotes.

Where information reported is based on data received from fund managers or from external pricing services, the Company reviews such information to ascertain at which level within the fair value hierarchy to classify the investment.

For additional information regarding risks associated with our investments, see “Risk Management—Market and Credit Risks.”

See Note 6 of Notes to Consolidated Financial Statements for additional information regarding investments and certain other assets and liabilities measured at fair value, including the levels of fair value within which such measurements of fair value fall, pursuant to the disclosure requirements of SFAS No. 157.

Assets Under Management

AUM managed by LAM and LFG, which represents substantially all of the Company’s total AUM, principally consist of debt and equity instruments whose value is readily available based on quoted prices on a recognized exchange or by a broker.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill has an indefinite life and is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, Lazard makes estimates and assumptions in order to determine the fair value of its assets and liabilities and to project future earnings using various valuation techniques. Lazard’s assumptions and estimates are used in projecting future earnings as part of the valuation, and actual results could differ from those estimates. See Notes 2 and 12 of Notes to Consolidated Financial Statements for additional information regarding goodwill.

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

Lazard is involved with various entities in the normal course of business that are VIEs and holds variable interests in such VIEs. Transactions associated with these entities primarily include investment management, real estate and private equity investments. Those VIEs for which Lazard was determined to be the primary beneficiary were consolidated in accordance with FIN 46R, “Consolidation of Variable Interest Entities”. Those VIEs included company-sponsored venture capital investment vehicles established in connection with Lazard’s compensation plans. In connection with the separation, Lazard Group transferred its general partnership interests in those VIEs to a subsidiary of LFCM Holdings. Lazard Group has determined that it is no longer the primary beneficiary with respect to those VIEs and, as a result, the Company no longer consolidates such VIEs.

Risk Management

The Company encounters risk in the normal course of business and therefore we have designed risk management processes to help manage and monitor such risks considering both the nature of our business and our operating model. The Company is subject to varying degrees of credit, market, operational and liquidity risks (see “—Liquidity and Capital Resources”) and monitors these risks at both an entity and on a consolidated basis. Management within each of Lazard’s operating locations are principally responsible for managing the risks within its respective businesses on a day-to-day basis.

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

At December 31, 2008, $433 million, or 81%, of the approximate $537 million of investments (net of securities sold, not yet purchased of $7 million classified as “other liabilities”), represented investments in debt securities held by LFB and Corporate investments in equities that principally represent investments in marketable equity securities to seed new Asset Management products and investments in public and private asset management funds managed both by LAM and third party managers as well as general partnership interests in LAM-managed alternative asset management funds, and are therefore subject to market risks. These investment portfolios are monitored daily by management. Included in the amount above was $333 million of debt securities (representing approximately 77% of investments subject to market risk), substantially all of which were in LFB’s portfolio, consisting primarily of corporate bonds (92% of which carried investment grade ratings at December 31, 2008 and are accounted for as available-for-sale securities), and secondarily, French government securities. These securities are held long-term, as part of LFB’s asset-liability management program. At December 31, 2008, there is approximately $62 million of pre-tax unrealized losses included in AOCI related to our bank’s investments in corporate bonds (net of interest rate swaps).

At December 31, 2007, $941 million, or 88%, of the $1,067 million of investments (net of securities sold not yet purchased of $22 million) represented investments in debt securities held by LFB and Corporate investments in equities that principally represent investments in marketable equity securities to seed new Asset Management products and investments in public and private asset management funds managed both by LAM and third party managers as well as general partnership interests in LAM-managed funds, and are therefore subject to market risks. Included in this amount was $585 million of debt securities (representing approximately 62% of investments subject to market risk), substantially all of which were in LFB’s portfolio, consisting primarily of corporate bonds (84% of which held investment grade ratings at December 31, 2007) and, secondarily, French government securities. At December 31, 2007, there was approximately $1 million of pre-tax unrealized losses included in AOCI related to our bank’s investments in corporate bonds.

The remaining 19% and 12% of the investments at December 31, 2008 and 2007, respectively, represent (i) private equity and equity method investments that are generally not subject to short-term market fluctuations and (ii) general partnership interests in LAM alternative asset management funds held directly by certain of our managing directors and employees but which are deemed to be controlled by, and therefore consolidated by, the Company. As discussed previously, the Company has no economic interest, and therefore no risk with respect to these latter investments, and the associated risk remains with the minority interest holders.

For additional information regarding the Company’s investments, see “—Investments” above, and Note 6 of Notes to Consolidated Financial Statements.

Lazard enters into interest rate swaps and foreign currency exchange contracts to hedge exposures to interest rates and currency exchange rates and, beginning in the second quarter of 2008, uses equity swap contracts to hedge a portion of its market exposure with respect to certain equity investments.

At December 31, 2008 and 2007, derivative contracts related primarily to interest rate swaps and equity and exchange rate contracts and are recorded at fair value. Derivative assets amounted to $5 million and $10 million at December 31, 2008 and 2007, respectively, with derivative liabilities amounting to $44 million and $4 million, at such respective dates. The increase in derivative liabilities in 2008 as compared to 2007 related to the Company’s foreign exchange and interest rate hedging activities.

The primary market risks associated with LFB’s securities portfolio, foreign exchange hedging and lending activities are sensitivity to changes in the general level of credit spreads and interest rate and foreign exchange risk. The risk management strategies that we employ use various risk sensitivity metrics to measure such risks and to examine behavior under significant adverse market conditions, such as those we are currently experiencing. The following sensitivity metrics provide the resultant effects on the Company’s operating income for the year ended December 31, 2008:

•	LFB’s credit spread risk, as measured by a 100+/– basis point change in credit spreads totaled $(14) million and $15 million, respectively.

•	LFB’s interest rate risk as measured by a 100+/– basis point change in interest rates totaled $300 thousand.

•	Foreign currency risk associated with LFB’s open positions, in the aggregate, as measured by a 200+/– basis point change against the U.S. dollar, totaled approximately $2 thousand.

LFB fully secures its collateralized financing transactions with fixed income securities.

Risks Related to Receivables

We maintain an allowance for bad debts to provide coverage for probable losses from our fee and customer receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where we determine the receivables are impaired. At December 31, 2008, total receivables amounted to $769 million, net of an allowance for bad debts of $16 million. As of that date, inter-bank deposits, financial advisory and asset management fee, customer and related party receivables comprised 30%, 51%, 10% and 9% of total receivables, respectively. At December 31, 2007, total receivables amounted to $1.1 billion, net of an allowance for bad debts of $13 million. As of that date, inter-bank deposits, financial advisory and asset management fee, customer and related party receivables comprised 45%, 47%, 5% and 3% of total receivables, respectively. The Company recorded bad debt expense of approximately $5 million, $1 million and $4 million in the years ended December 31, 2008, 2007 and 2006, respectively. See also “—Revenue Recognition” above and Note 5 of Notes to Consolidated Financial Statements for additional information regarding receivables.

Receivables from banks represent those related to LFB’s short-term inter-bank deposits. The level of these inter-bank deposits is primarily driven by the level of LFB customer-related interest-bearing time and demand deposits and short-term inter-bank deposits from banks held at LFB, which can fluctuate significantly on a daily basis. As the amount of deposits held at LFB change, there is generally a corresponding, but indirect, impact on the level of short-term inter-bank deposits with banks. While historically the risk of loss associated with such inter-bank deposits was extremely low, with the unprecedented disruption and volatility in the financial markets during 2008, a number of financial institutions have disclosed liquidity and credit quality issues. LFB executes such deposit agreements with leading French financial institutions and the Company closely monitors the creditworthiness of such counterparties to minimize its exposure to loss in such market conditions. Based on a review of its receivables from banks at December 31, 2008 and 2007, LFB has determined that an allowance for doubtful accounts related to such receivables from banks was not required.

Customers and other receivables at December 31, 2008 includes a $16.4 million receivable from the Reserve Primary Fund (the “Primary Fund”), a money market fund based in New York. As of September 15, 2008, the Company held an investment in the Primary Fund in the amount of approximately $77.7 million. On September 15 and 16, 2008, the Company requested the redemption of its entire investment. Effective September 17, 2008, before the Company’s investment was redeemed, the SEC issued an order temporarily suspending the Primary Fund’s obligation to honor redemption requests and calling for the orderly winding up of the Primary Fund and the ultimate disposition of the holdings of all investors in the Primary Fund. At the present time, the Primary Fund is engaged in the liquidation of its assets for distribution to investors under the supervision of the SEC. The Company expects to receive an amount approximating the carrying value of its receivable relating to its investment in the Primary Fund, but it is possible that the process of liquidating the Primary Fund may ultimately result in some diminution in value of the Company’s investment position. The Company is closely monitoring the situation and reserving all of its rights. As of December 31, 2008, the Company had received partial redemptions aggregating approximately $61.3 million. Between January 1, 2009 and February 23, 2009, the Company received an additional partial redemption aggregating $5.2 million.

Credit Concentration

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At December 31, 2008, LFB had no exposure to an individual counterparty that exceeded $34 million, in the aggregate, excluding deposits with inter-bank counterparties.

With respect to activities outside LFB, as of December 31, 2008, the Company’s largest individual counterparty exposure was a Financial Advisory-related fee receivable of $35 million (substantially all of which was collected subsequent to December 31, 2008).

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s liabilities has fixed interest rates, while its cash and short-term investments generally have floating interest rates. Based on account balances as of December 31, 2008, Lazard estimates that operating income relating to cash and short-term investments and corporate indebtedness would change by approximately $9 million, on an annual basis, in the event interest rates were to increase or decrease by 1%.

As of December 31, 2008, the Company’s cash and cash equivalents totaled $907 million. Approximately two-thirds of this balance was invested in highly liquid institutional money market funds that were invested in U.S. government or agency securities, or in institutional money market funds that have announced that they are (or will be) participating in the U.S. Treasury Department’s Temporary Guarantee Program for Money Market Funds. The remainder of the Company’s cash and cash equivalents was placed in short-term interest earning accounts at a number of leading banks throughout the world, or was used to buy short-term certificates of deposit from such banks. On a regular basis, management reviews and updates its list of approved depositor banks as well as deposit and investment thresholds.

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

Recent Accounting Standards

In December, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaced SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and supersedes or amends other related authoritative literature although it retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also established principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) also requires the acquirer to expense, as incurred, costs relating to any acquisitions that close on or after the first reporting period beginning on or after December 15, 2008.

In September, 2006, the FASB issued SFAS No. 157, which, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements about fair value measurements. SFAS No. 157 applies to those accounting pronouncements that require or permit the use of fair value measurements for recognition or disclosure purposes and to those accounting pronouncements that require fair value measurements for other reasons, such as the requirement to measure reporting units at fair value for annual goodwill impairment testing. In February, 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items would include, for example, reporting units measured at fair value for annual goodwill impairment testing mentioned above and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS No. 157 for those assets and liabilities not subject to the delayed adoption provision of FSP 157-2. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements. For additional disclosures about fair value measurements, see Note 6 of Notes to Consolidated Financial Statements. The Company does not anticipate that the adoption of the remaining provisions of SFAS No. 157 in the first quarter of 2009 will have a material impact on its consolidated financial statements.

On September 30, 2008, the SEC’s Office of the Chief Accountant and the FASB staff jointly issued a release providing interpretative guidance on the application of SFAS No. 157 with respect to estimating the fair value of financial instruments in the current market environment. The release also provides clarification of the factors that should be considered when determining when investments accounted for under SFAS No. 115 are other than temporarily impaired such that an impairment charge must be recognized through earnings. On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, (“FSP 157-3”), which provided additional interpretative guidance on the application of SFAS No. 157. FSP FAS 157-3 was effective upon issuance, including for prior periods for which financial statements have not yet been issued. The issuance of interpretative guidance on the application of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits an entity to elect to measure various financial instruments and certain other items at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 became effective January 1, 2008 and did not have a material impact on the Company’s consolidated financial statements.

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, it also changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to both the parent and the noncontrolling interest with separate disclosure of each component on the face of the consolidated income statement. It does not, however, impact the calculation of net income per share, as such calculation will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied except that the presentation and disclosure requirements shall be applied retrospectively for all periods presented. Except for changes in financial statement presentation, the Company does not anticipate that the adoption of SFAS No. 160 will have a material impact on its consolidated financial statements.

In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”), to enhance the current disclosure framework in SFAS No. 133 for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods upon initial adoption. The Company does not anticipate the adoption of SFAS No. 161 will have a material impact on its disclosures of derivative instruments and hedging activities.

In December, 2008, the FASB issued FSP FAS 140-4 and FSP FIN 46(R)-8, “Disclosures by Public Entities About Transfers of Financial Assets and Interest in Variable Interest Entities” (“FSP 140-4” and “FSP 46(R)-8”, respectively). The purpose of FSP 140-4 and FSP 46(R)-8 is to improve disclosures by public entities until the pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) and FIN No. 46 (revised 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”) are finalized and approved by the FASB. FSP 140-4 requires public entities to provide additional disclosures about transferors’ continuing involvement with transferred financial assets, and FSP 46(R)-8 requires public entities, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIEs. FSP 140-4 and FSP 46(R)-8 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

In December, 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), which amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106”, to require more detailed disclosures about an employer’s plan assets, including an employer’s investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. The disclosures about plan assets required by FSP 132(R)-1 are required to be provided for fiscal years ending after December 15, 2009. Upon initial application, the provisions of FSP 132(R)-1 are not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of FSP 132(R)-1 is permitted. The Company does not anticipate that the adoption of FSP 132(R)-1 in 2009 will have a material impact on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management

Quantitative and qualitative disclosures about market risk are included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.”

Item 8.	Financial Statements and Supplementary Data

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited the Company’s internal control over financial reporting as of December 31, 2008, as stated in their report which appears under “Reports of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Lazard Group LLC:

We have audited the internal control over financial reporting of Lazard Group LLC and subsidiaries (the “Company”) as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report On Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 25, 2009 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/    Deloitte & Touche LLP

New York, New York

February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Lazard Group LLC:

We have audited the accompanying consolidated statements of financial condition of Lazard Group LLC and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and changes in members’ equity (deficiency), for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lazard Group LLC and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

New York, New York

February 25, 2009

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2008 and 2007

(dollars in thousands)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$907,278	$1,000,573
Cash segregated for regulatory purposes or deposited with clearing organizations	14,583	24,585

Receivables—net:
Banks	229,092	495,821
Fees	391,251	520,883
Customers and other	81,806	50,187
Related parties	66,491	30,378

	768,640	1,097,269
Investments:
Debt	333,070	585,433
Equities	71,105	333,796
Other	215,792	169,612

	619,967	1,088,841
Property (net of accumulated amortization and depreciation of $213,249 and $208,153 at December 31, 2008 and 2007, respectively)	171,443	185,509

Goodwill and other intangible assets (net of accumulated amortization of $26,119 and $21,523 at December 31, 2008 and 2007, respectively)	175,144	187,909
Other assets	228,527	179,256

Total assets	$2,885,582	$3,763,942

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

DECEMBER 31, 2008 and 2007

(dollars in thousands)

	December 31,
	2008	2007
LIABILITIES, MINORITY INTEREST AND MEMBERS’ EQUITY (DEFICIENCY)
Liabilities:
Deposits and other customer payables	$541,784	$858,733
Accrued compensation and benefits	203,750	498,058
Senior debt	1,087,750	1,587,500
Capital lease obligations	26,825	27,122
Related party payables	263,975	54,805
Other liabilities	484,988	562,276
Subordinated debt	150,000	150,000

Total liabilities	2,759,072	3,738,494
Commitments and contingencies
Minority interest	20,881	51,755

MEMBERS’ EQUITY (DEFICIENCY)
Members’ equity (deficiency) (net of 9,376,162 and 1,712,846 shares of Lazard Ltd Class A common stock, at cost of $321,852 and $69,296 at December 31, 2008 and December 31, 2007, respectively)	227,036	(81,980)
Accumulated other comprehensive income (loss), net of tax	(121,407)	55,673

Total members’ equity (deficiency)	105,629	(26,307)

Total liabilities, minority interest and members’ equity (deficiency)	$2,885,582	$3,763,942

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
REVENUE
Investment banking and other advisory fees	$990,923	$1,196,648	$946,107
Money management fees	603,908	663,316	510,558
Interest income	81,223	88,530	44,783
Other	20,328	104,928	96,069

Total revenue	1,696,382	2,053,422	1,597,517
Interest expense	141,413	136,529	104,348

Net revenue	1,554,969	1,916,893	1,493,169

OPERATING EXPENSES
Compensation and benefits	1,128,243	1,123,058	891,411
Occupancy and equipment	97,178	91,095	74,017
Marketing and business development	81,270	74,507	58,896
Technology and information services	67,892	59,408	49,158
Professional services	51,520	47,208	44,831
Fund administration and outsourced services	30,830	22,045	15,221
Amortization of intangible assets related to acquisitions	4,596	21,523	—
Other	51,411	41,985	25,959

Total operating expenses	1,512,940	1,480,829	1,159,493

OPERATING INCOME	42,029	436,064	333,676

Provision for income taxes	29,691	88,786	64,559

INCOME BEFORE MINORITY INTEREST	12,338	347,278	269,117
Minority interest in net income (loss)	(13,333)	5,144	5,124

NET INCOME	$25,671	$342,134	$263,993

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,671	$342,134	$263,993
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash charges (credits) included in net income:
Depreciation and amortization of property	20,825	16,734	14,282
Amortization of deferred expenses, stock units and interest rate hedge	245,575	110,174	25,769
Amortization of intangible assets related to acquisitions	4,596	21,523	—
Deferred tax provision (benefit)	(17,259)	(6,999)	(4,290)
Minority interest in net income (loss)	(13,333)	5,144	5,124
LAM Merger	64,512	—	—
Gain on termination of strategic alliance in Italy	—	—	(13,695)
Gain on extinguishment of debt	(20,253)	—	—
(Increase) decrease in operating assets:
Cash segregated for regulatory purposes or deposited with clearing organizations	9,007	(6,309)	6,667
Receivables-net	292,385	229,431	(387,322)
Investments	517,288	(262,080)	(265,419)
Other assets	(21,056)	(37,986)	(24,100)
Increase (decrease) in operating liabilities:
Deposits and other payables	(130,840)	(443,858)	547,495
Accrued compensation and benefits and other liabilities	(374,470)	112,492	73,316

Net cash provided by operating activities	602,648	80,400	241,820

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity method investments in 2008 and business acquisitions in 2007, net of cash acquired of $19,002	(74,855)	(135,060)	—
Additions to property	(18,509)	(16,441)	(10,163)
Disposals of property	743	1,915	1,971
Purchases of available-for-sale securities	(147,340)	(73,235)	—
Proceeds from sales/maturities of available-for-sale securities	88,033	—	—

Net cash used in investing activities	(151,928)	(222,821)	(8,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Common membership interests relating to the settlement of ESUs in 2008 and Lazard Ltd’s 2006 Primary Offering	437,500	—	349,137
Senior debt, net of expenses	—	593,485	—
Short-term borrowings—net	—	4,429	—
Other financing activities	161	140	880
Payments for:
Senior debt	(478,925)	(96,000)	—
Subordinated debt	—	(50,000)	—
Capital lease obligations	(3,095)	(1,423)	(1,115)
Distributions to minority interests	(17,611)	(18,750)	(19,507)
Repurchase of common membership interests from members of LAZ-MD Holdings	(2,559)	(21,840)	—
Repurchase of Lazard Ltd Class A common stock	(277,064)	(68,052)	(4,179)
Distributions to members	(127,108)	(148,272)	(79,090)
Short-term borrowings—net	(7,939)	—	(31,025)
Settlement of vested RSUs and DSUs	(4,291)	(21)	—
Other financing activities	—	—	(1,497)

Net cash provided by (used in) financing activities	(480,931)	193,696	213,604

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(63,084)	(5,818)	17,438

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(93,295)	45,457	464,670
CASH AND CASH EQUIVALENTS—January 1	1,000,573	955,116	490,446

CASH AND CASH EQUIVALENTS—December 31	$907,278	$1,000,573	$955,116

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Supplemental financing non-cash transaction:
Issuance of senior promissory note for the acquisition of equity interest in Italy	$—	$—	$96,000

Cash paid during the year for:
Interest	$141,452	$138,559	$93,462

Income taxes	$98,248	$72,741	$74,665

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(dollars in thousands)

	Members’ Equity (Deficiency)	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Members’ Equity (Deficiency)
Balance—January 1, 2006	$(835,997)	$(34,342)	$(870,339)

Comprehensive income:
Net income	263,993		263,993
Other comprehensive income—net of tax:
Currency translation adjustments		51,068	51,068
Amortization of interest rate hedge		1,100	1,100
Minimum pension liability adjustments		13,683	13,683

Comprehensive income			329,844

Adoption of FASB Statement No. 158		1,754	1,754
Distributions to members	(79,090)		(79,090)
Purchase of Lazard Ltd Class A common stock	(4,179)		(4,179)
Amortization of stock units	22,995		22,995
Net proceeds from sale of common membership interests relating to Lazard Ltd’s Primary Offering in December, 2006	349,137		349,137
Other capital transactions	5,390		5,390

Balance—December 31, 2006(*)	(277,751)	33,263	(244,488)
Adjustment for the cumulative effect on prior years from the adoption of FIN No. 48	(14,721)		(14,721)

Balance, as adjusted—December 31, 2006	(292,472)	33,263	(259,209)

Comprehensive income:
Net income	342,134		342,134
Other comprehensive income (loss)—net of tax:
Currency translation adjustments		25,839	25,839
Amortization of interest rate hedge		1,100	1,100
Net unrealized loss on available-for-sale securities		(670)	(670)
Employee benefit plans:
Net actuarial (loss)		(3,440)	(3,440)
Adjustment for items reclassified to earnings		(419)	(419)

Comprehensive income			364,544

Repurchase of common membership interests from LAZ-MD Holdings	(21,840)		(21,840)
Amortization of stock units	104,765		104,765
Distributions to members	(148,272)		(148,272)
Purchase of Lazard Ltd’s Class A common stock	(68,052)		(68,052)
Delivery of Lazard Ltd Class A common stock for settlement of vested RSUs	(21)		(21)
Other capital transactions	1,778		1,778

Balance—December 31, 2007(*)	$(81,980)	$55,673	$(26,307)

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006—(Continued)

(dollars in thousands)

	Members’ Equity (Deficiency)	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Members’ Equity (Deficiency)
Balance, as above—December 31, 2007	$(81,980)	$55,673	$(26,307)

Comprehensive income (loss):
Net income	25,671		25,671
Other comprehensive income (loss) - net of tax:
Currency translation adjustments		(151,761)	(151,761)
Amortization of interest rate hedge		1,246	1,246
Available-for-sale securities:
Net unrealized loss		(40,847)	(40,847)
Adjustment for items reclassified to earnings		5	5
Employee benefit plans:
Net actuarial gain		14,154	14,154
Adjustment for items reclassified to earnings		123	123

Comprehensive income (loss)			(151,409)

Repurchase of common membership interests from LAZ-MD Holdings	(2,559)		(2,559)
Amortization of stock units	234,602		234,602
Distributions to members	(127,108)		(127,108)
Purchase of Lazard Ltd Class A common stock	(277,064)		(277,064)
Delivery of Lazard Ltd Class A common stock for settlement of vested RSUs and DSUs	(4,291)		(4,291)
Issuance of 14,582,750 common membership interests in the settlement of ESUs	437,500		437,500
Common membership interests issued in connection with prior year acquisitions	18,416		18,416
Other	3,849		3,849

Balance—December 31, 2008(*)	$227,036	$(121,407)	$105,629

(*)	Includes 107,652,516, 107,068,617 and 122,233,664 common membership interests at December 31, 2006, 2007 and 2008, respectively. Also includes profit participation interests and two managing member interests at each such date.

See notes to consolidated financial statements.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, unless otherwise noted)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

The accompanying consolidated financial statements are those of Lazard Group LLC and its subsidiaries (formerly known as Lazard LLC and collectively referred to with its subsidiaries as “Lazard Group”, “Lazard” or the “Company”). Lazard Group is a Delaware limited liability company and is governed by an Operating Agreement dated as of May 10, 2005, as amended (the “Operating Agreement”).

Lazard Ltd, a Bermuda holding company, through its subsidiaries held approximately 62.4% and 48.3% of all outstanding Lazard Group common membership interests as of December 31, 2008 and 2007, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

Lazard Ltd, including its indirect investment in Lazard Group, is a preeminent international financial advisory and asset management firm that has long specialized in crafting solutions to the complex financial and strategic challenges of our clients. We serve a diverse set of clients around the world, including corporations, partnerships, institutions, government and high net worth individuals.

LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by Lazard Group’s current and former managing directors, held approximately 37.6% and 51.7% of the outstanding Lazard Group common membership interests as of December 31, 2008 and 2007, respectively. Additionally, LAZ-MD Holdings was the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”) which provided LAZ-MD Holdings with approximately 37.6%, and 51.7% of the voting power but no economic rights in the Company as of December 31, 2008 and 2007, respectively. Subject to certain limitations, LAZ-MD Holdings interests in Lazard Group are exchangeable for Lazard Ltd Class A common stock, par value $0.01 per share (“Class A common stock”).

Lazard Group’s principal operating activities are included in two business segments:

•

Financial Advisory, which includes providing advice on mergers and acquisitions (“M&A”) and strategic advisory matters, restructurings and capital structure advisory services, capital raising and other transactions, and

•	Asset Management, which includes the management of equity and fixed income securities and alternative investment and private equity funds.

In addition, the Company records selected other activities in its Corporate segment, including management of cash, certain investments and the commercial banking activities of Lazard Group’s Paris-based Lazard Frères Banque SA (“LFB”). LFB is a registered bank regulated by the Banque de France and its primary operations include asset and liability management for Lazard Group’s businesses in France through its money market desk and commercial banking operations, deposit taking and, to a lesser extent, financing activities and custodial oversight over assets of various clients. The Company also allocates outstanding indebtedness to its Corporate segment.

The consolidated financial statements include Lazard Group and Lazard Group’s principal operating subsidiaries: Lazard Frères & Co. LLC (“LFNY”), a New York limited liability company, along with its subsidiaries, including Lazard Asset Management LLC and its subsidiaries (collectively referred to as “LAM”); its French limited liability companies Compagnie Financière Lazard Frères SAS (“CFLF”) along with its subsidiaries, LFB and Lazard Frères Gestion SAS (“LFG”) and Maison Lazard SAS; and Lazard & Co., Limited (“LCL”), through Lazard & Co., Holdings Limited, an English private limited company (“LCH”), together with their jointly owned affiliates and subsidiaries.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s policy is to consolidate (i) entities in which it has a controlling financial interest, (ii) variable interest entities (“VIEs”) where the Company has a variable interest and is deemed to be the primary beneficiary and (iii) limited partnerships where the Company is the general partner, unless the presumption of control is overcome. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity’s operating and financial decisions, the Company applies the equity method of accounting under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB Opinion No. 18”). All material intercompany transactions and balances have been eliminated.

Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

2.    SIGNIFICANT ACCOUNTING POLICIES

The accounting policies below relate to reported amounts on the consolidated financial statements.

Foreign Currency Translation—The consolidated financial statements are presented in U.S. dollars. Many of the Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at year-end exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. dollars are reported in “accumulated other comprehensive income (loss), net of tax”. Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of operations.

Net exchange gains (losses) incurred on foreign currency transactions amounted to $14,654, $5,691 and $(3,822), respectively, for the years ended December 31, 2008, 2007 and 2006, and are included in “revenue–other” on the respective consolidated statements of operations.

Use of Estimates—In preparing the consolidated financial statements, management makes estimates and assumptions regarding:

•	valuations of assets and liabilities requiring fair value estimates including, but not limited to:

•	investments; and

•	allowance for doubtful accounts;

•	the realization of deferred taxes and adequacy of tax reserves for uncertain tax positions;

•	the outcome of litigation;

•	the carrying amount of goodwill and other intangible assets;

•	the amortization period of intangible assets;

•	share-based compensation plan forfeitures; and

•	other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

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

Allowance for Doubtful Accounts

We maintain an allowance for bad debts to provide coverage for estimated losses from our fee and customer receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where we determine the receivables may be impaired, which may include situations where a fee is in dispute or litigation has commenced.

With respect to fees receivable from Financial Advisory activities, such receivables are generally deemed past due when they are outstanding 60 days from the date of invoice. However, some Financial Advisory transactions include specific contractual payment terms that may vary from one month to four years (as is the case for our Private Fund Advisory fees) following the invoice date or may be subject to court approval (as is the case with restructuring assignments that include bankruptcy proceedings). In such cases, receivables are deemed past due when payment is not received by the agreed-upon contractual date or the court approval date, respectively. Financial Advisory fee receivables past due in excess of 180 days are fully provided for unless there is evidence that the balance is collectable. Asset Management fees are deemed past due and fully provided for when such receivables are outstanding 12 months after the invoice date. Notwithstanding our policy for receivables past due, we specifically reserve against exposures relating to Financial Advisory and Asset Management fees where we determine receivables are impaired.

See Note 5 of Notes to Consolidated Financial Statements for additional information regarding receivables.

Investments—Investments in debt and marketable equity securities held either directly or indirectly through asset management funds at the Company’s broker-dealer subsidiaries are accounted for at fair value, with any increase or decrease in fair value recorded in earnings in accordance with standard industry practices. Such amounts are reflected in “revenue – other” in the consolidated statements of operations.

Investments in debt and marketable equity securities held at the Company’s non broker-dealer subsidiaries include “trading” and “available-for-sale” securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Investments in debt and marketable equity securities considered “trading” securities are accounted for at fair value, with any increase or decrease in fair value reflected in “revenue – other” in the consolidated statements of operations. Investments in debt securities considered “available-for-sale” securities are accounted for at fair value, with any increase or decrease in fair value reported in “accumulated other comprehensive income (loss), net of tax”, until such time they are realized and reclassified to earnings. Any declines in the fair value of “available-for-sale” securities that are determined to be other than temporary are charged to earnings.

Other investments include general partnership interests in alternative investment asset management funds and private equity investments accounted for at fair value, as well as investments accounted for pursuant to APB Opinion No. 18.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Dividend income is reflected in “revenue—other” on the consolidated statements of operations. Interest income includes accretion or amortization of any discount or premium arising at acquisition of the related debt security. Securities transactions and the related revenue and expenses are recorded on a trade date basis.

See Note 6 of Notes to Consolidated Financial Statements for additional information regarding the Company’s investments.

Property-net—Buildings, leasehold improvements and furniture and equipment are stated at cost or, in the case of buildings under capital leases, the present value of the future minimum lease payments, less accumulated depreciation and amortization. Buildings represent owned property and amounts recorded pursuant to capital leases (see Note 15 of Notes to Consolidated Financial Statements), with the related obligations recorded as capital lease obligations. Such buildings are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are capitalized and are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Depreciation of furniture and equipment, including computer hardware and software, is determined on a straight-line basis using estimated useful lives. Depreciation and amortization expense aggregating $20,825, $16,734 and $14,282 for the years ended December 31, 2008, 2007 and 2006, respectively, is included on the respective consolidated statements of operations in “occupancy and equipment” or “technology and information services”, depending on the nature of the underlying asset. Repairs and maintenance are expensed as incurred.

Goodwill and Other Intangible Assets—In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill has an indefinite life and therefore is required to be tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. The Company assesses whether any goodwill recorded by its applicable reporting units is impaired by comparing the fair value of each business with its respective carrying amount. In this process, Lazard uses its best judgment and information available to it at the time to perform this review and utilizes various valuation techniques in order to determine the applicable fair values.

Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable as prescribed by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This analysis is performed by comparing the carrying value of the intangible asset being reviewed for impairment to the current and expected future cash flows expected to be generated from such asset on an undiscounted basis, including eventual disposition. An impairment loss would be measured for the amount by which the carrying amount of the long-lived asset exceeds its fair value.

See Note 12 of Notes to Consolidated Financial Statements with respect to goodwill and other intangible assets.

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

The Company enters into forward foreign currency exchange rate contracts, interest rate swaps, interest rate futures, equity swaps and other derivative contracts to hedge exposures to fluctuations in interest rates, currency exchange rates and equity markets. The Company reports its derivative instruments separately as assets and

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value as of December 31, 2008 and 2007, and are included in “other assets” and “other liabilities” on the consolidated statements of financial condition. Except for derivatives hedging “available-for-sale” securities under SFAS No. 115, the Company elected to not apply hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”) to its other derivative instruments held as of December 31, 2008 and 2007, and, as such, the related gains and losses are included in “interest income” and “interest expense”, respectively, or “revenue – other”, depending on the nature of the underlying item, on the consolidated statements of operations.

Securities Sold, Not Yet Purchased—Securities sold, not yet purchased represents liabilities for securities sold for which payment has been received and the obligations to deliver such securities are included within “other liabilities” in the consolidated statements of financial condition. These securities are accounted for at fair value, with any increase or decrease in fair value recorded in earnings in accordance with standard industry practices. Such gains and losses are reflected in “revenue – other” in the consolidated statements of operations.

Fair Value of Financial Assets and Liabilities—The majority of the Company’s financial assets and liabilities are recorded at fair value or at amounts that approximate fair value. Such assets and liabilities include cash and cash equivalents, cash and securities segregated for regulatory purposes, receivables, investments, derivative instruments and deposits and other customer payables. For information regarding the fair value of the Company’s senior and subordinated debt, see Note 14 of Notes to Consolidated Financial Statements.

Revenue Recognition

Investment Banking and Other Advisory Fees—Fees for M&A and strategic advisory services and financial restructuring advisory services are recorded when earned, which is generally the date the related transactions are consummated. Expenses that are directly related to such transactions and billable to clients are deferred to match revenue recognition. Client reimbursements of expenses are presented net in “investment banking and other advisory fees” on the Company’s consolidated statements of operations. The amount of expenses reimbursed by clients for the years ended December 31, 2008, 2007 and 2006 are $18,124, $19,267 and $16,534, respectively.

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

The Company may earn performance-based incentive fees on various investment products, including alternative investment funds such as hedge funds, private equity funds, and traditional investment strategies. Incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks. Incentive fees on private equity funds also may be earned in the form of a carried interest if profits from investments exceed a specified threshold. These incentive fees are recorded when realized and are paid at the end of the measurement period. Incentive fees on hedge funds generally are subject to loss carry-forward provisions in which losses incurred by the funds in any year are applied against certain future period net appreciation before any incentive fees can be earned.

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

Share-Based Payment Awards—On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), utilizing the modified prospective method. Under that method, the recognition and measurement provisions of SFAS No. 123(R) are applied to share-based awards granted subsequent to adoption. Accordingly, share-based awards that do not require future service are expensed immediately and share-based awards that require future service are amortized over the requisite service period. The Company recognizes in “compensation and benefits” expense the amortized portion of the grant date fair value of the equity awards, net of an estimated forfeiture rate.

As a result of the Company adopting certain provisions consistent with SFAS No. 123(R) upon the introduction of the Lazard Ltd 2005 Equity Incentive Plan (the “Equity Incentive Plan”), there were no significant effects resulting from the adoption of the provisions of SFAS No. 123(R).

Income Taxes—The Company’s provision for income taxes is accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), as interpreted by the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), discussed below.

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

See Note 18 of Notes to Consolidated Financial Statements for additional information relating to income taxes.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

3.    RECENT ACCOUNTING PRONOUNCEMENTS

In December, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaced SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and supersedes or amends other related authoritative literature although it retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also established principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) also requires the acquirer to expense, as incurred, costs relating to any acquisitions that close on or after the first reporting period beginning on or after December 15, 2008.

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements about fair value measurements. SFAS No. 157 applies to those accounting pronouncements that require or permit the use of fair value measurements for recognition or disclosure purposes and to those accounting pronouncements that require fair value measurements for other reasons such as the requirement to measure reporting units at fair value for annual goodwill impairment testing. In February, 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items would include, for example, reporting units measured at fair value for annual goodwill impairment testing mentioned above and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS No. 157 for those assets and liabilities not subject to the delayed adoption provision of FSP 157-2. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements. For additional disclosures about fair value measurements, see Note 6 of Notes to Consolidated Financial Statements. The Company does not anticipate that the adoption of the remaining provisions of SFAS No. 157 in the first quarter of 2009 will have a material impact on its consolidated financial statements.

On September 30, 2008, the SEC’s Office of the Chief Accountant and the FASB staff jointly issued a release providing interpretive guidance on the application of SFAS No. 157 with respect to estimating the fair value of financial instruments in the current market environment. The release also provides clarification of the factors that should be considered when determining when investments accounted for under SFAS No. 115 are other than temporarily impaired such that an impairment charge must be recognized through earnings. On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (“FSP 157-3”), which provided additional interpretative guidance on the application of SFAS No. 157. FSP 157-3 was effective upon issuance, including for prior periods for which financial statements have not yet been issued. The issuance of interpretative guidance on the application of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits an entity

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

to elect to measure various financial instruments and certain other items at fair value. It provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 became effective January 1, 2008 and did not have a material impact on the Company’s consolidated financial statements.

In December, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, it also changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to both the parent and the noncontrolling interest with separate disclosure of each component on the face of the consolidated income statement. It does not, however, impact the calculation of net income per share as such calculation will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied except that the presentation and disclosure requirements shall be applied retrospectively for all periods presented. Except for changes in financial statement presentation, the Company does not anticipate that the adoption of SFAS No. 160 will have a material impact on its consolidated financial statements.

In March, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 amends SFAS No. 133 to enhance the current disclosure framework in SFAS No. 133 for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods upon initial adoption. The Company does not anticipate that the adoption of SFAS No. 161 will have a material impact on its disclosures of derivative instruments and hedging activities.

In December, 2008, the FASB issued FSP FAS 140-4 and FSP FIN 46(R)-8, “Disclosures by Public Entities About Transfers of Financial Assets and Interest in Variable Interest Entities” (“FSP 140-4” and “FSP 46(R)-8”, respectively). The purpose of FSP 140-4 and FSP 46(R)-8 is to improve disclosures by public entities until the pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”) and FIN No. 46 (revised 2003), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”) are finalized and approved by the FASB. FSP 140-4 requires public entities to provide additional disclosures about transferors’ continuing involvement with transferred financial assets, and FSP 46(R)-8 requires public entities, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIEs. FSP 140-4 and FSP 46(R)-8 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

In December, 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), which amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106”, to require more detailed disclosures about an employer’s plan assets, including an employer’s investment strategies,

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. The disclosures about plan assets required by FSP 132(R)-1 are required to be provided for fiscal years ending after December 15, 2009. Upon initial application, the provisions of FSP 132(R)-1 are not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of FSP 132(R)-1 is permitted. The Company does not anticipate the adoption of FSP 132(R)-1 in 2009 will have a material impact on its consolidated financial statements.

4.    LAM MERGER TRANSACTION

On September 25, 2008, the Company, LAM and LAZ Sub I, LLC, a newly-formed subsidiary of LFNY, completed the merger of LAZ Sub I, LLC with and into LAM (the “LAM Merger”). As a consequence of the LAM Merger, the Company recorded a reduction to its after-tax income in the third quarter of 2008 of $192,123, consisting of compensation and benefits expense of $197,550 related to the equity interests of LAM held by present and former employees of LAM, as described below, and $2,000 of non-compensation related transaction costs (together aggregating to a reduction of operating income of $199,550), with these charges partially offset by an income tax credit of $7,427. The LAM Merger is also expected to result in annual pre-tax charges of approximately $7,000 per year from October, 2008 through October, 2011, comprised of approximately $5,000 and $2,000 of compensation and benefits expense and interest expense, respectively. Such charges relate to the service provisions associated with the non-contingent common stock consideration described below and interest expense on future cash payments. These additional pre-tax charges for the year ended December 31, 2008 aggregated approximately $1,700, which is comprised of $1,100 in compensation and benefits expense and $600 in interest expense.

The common equity interests of LAM were held by LFNY and certain other equity interests of LAM, representing contingent payments should a fundamental transaction occur, as described below, were held by present and former employees of LAM. Following the LAM Merger, all equity interests of LAM are owned directly or indirectly by LFNY. The equity interests of LAM that were held, prior to the LAM Merger, by the then present and former employees of LAM and its subsidiaries (and certain related phantom rights issued as incentive compensation) entitled the holders to payments totaling approximately 23% of the net proceeds or imputed valuation of LAM (after deductions for payments to creditors of LAM and the return of capital in LAM) in connection with certain specified fundamental transactions concerning LAM or Lazard, including a sale of LAM or Lazard, certain non-ordinary course asset sales and major acquisitions.

The aggregate non-contingent consideration relating to the equity interests of LAM (and the phantom rights referred to above) held by present and former employees of LAM and its subsidiaries (the “Transaction Consideration”) consists of (i) a cash payment on or about the closing of the LAM Merger (and, in certain cases, on January 2, 2009) of $60,232, (ii) a cash payment on October 31, 2011 of $90,348 and (iii) an issuance on October 31, 2011 of 2,201,457 shares of Lazard Ltd’s Class A common stock (plus additional shares of Class A common stock in an amount determined by reference to the cash dividends paid on Class A common stock since the closing of the LAM Merger, if any), subject, in the case of clause (ii) and (iii) and with respect to certain present employees of LAM and its subsidiaries, to delayed payment/issuance until the eighth anniversary of the closing of the LAM Merger if the applicable employee is no longer employed by Lazard or its affiliates on October 31, 2011, subject to certain exceptions. The merger agreement also generally provides that if there is a change in control of the Company or a sale of LAM, any and all of the Transaction Consideration will be payable as of the date of such change in control. The related liabilities for the present value of the unpaid cash consideration, as of December 31, 2008, have been recorded in “accrued compensation and benefits” and “other liabilities”, and amounted to $16,013 and $60,324, respectively.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

In connection with the LAM Merger, Lazard Group recorded a related party payable to subsidiaries of Lazard Ltd of $64,512 at December 31, 2008, which corresponds to the increase in stockholders’ equity recorded by Lazard Ltd for such merger (see Note 19 of Notes to the Consolidated Financial Statements).

5.	RECEIVABLES—NET AND DEPOSITS AND OTHER CUSTOMER PAYABLES

Receivables—net

Receivables—net is comprised of receivables from banks, fees, customers and other and related parties.

Receivables from banks represent those related to LFB’s short-term inter-bank deposits. The level of these inter-bank deposits is primarily driven by the level of LFB customer-related interest-bearing time and demand deposits and short-term inter-bank deposits from banks held at LFB, which can fluctuate significantly on a daily basis. As the amount of deposits held at LFB change, there is generally a corresponding, but indirect, impact on the level of short-term inter-bank deposits with banks.

In connection with collateralized lending activities, the Company typically receives a pledge of specifically identified securities of equal or greater value than the amount of the cash loaned. Collateralized customer loan receivables, which amounted to $8,907 and $5,241 at December 31, 2008 and 2007, respectively, were collateralized by securities of equal or greater value at each such date. Securities owned by customers and pledged to collateralize secured loan receivables are not reflected on the consolidated statements of financial condition.

Customers and other receivables at December 31, 2008 and 2007 include $13,109 and $17,555, respectively, of loans by LFB to Lazard managing directors and employees that are made in the ordinary course of business at market terms and at December 31, 2008 includes a $16,444 receivable from the Reserve Primary Fund (the “Primary Fund”), a money market fund based in New York. The Primary Fund is engaged in the liquidation of its assets for distribution to investors under the supervision of the SEC. The Company expects to receive an amount approximating the carrying value of its receivable relating to its investment in the Primary Fund, but it is possible that the process of liquidating the Primary Fund may ultimately result in some diminution in value of the Company’s investment position. The Company is closely monitoring the situation and reserving all of its rights. Between January 1, 2009 and February 23, 2009, the Company received an additional partial redemption aggregating $5,156.

Receivables are stated net of an estimated allowance for doubtful accounts of $15,883 and $13,290 at December 31, 2008 and 2007, respectively, for past due amounts and for specific accounts deemed uncollectible. The Company recorded bad debt expense of $5,388, $540 and $4,020 for the years ended December 31, 2008, 2007 and 2006, respectively, and recorded charge-offs, foreign currency translation and other adjustments, which resulted in a net increase (decrease) to the allowance for doubtful accounts of $(2,795), $1,434 and $(5,415) for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, the Company had $17,916 and $24,877, respectively, of receivables deemed past due or uncollectible.

Deposits and Other Customer Payables

Deposits and other customer payables principally relate to LFB customer-related interest-bearing time and demand deposits, short-term inter-bank borrowing with banks and amounts due on collateralized borrowing activities. Collateralized borrowing activities amounted to $15,170 and $29,443 at December 31, 2008 and 2007, respectively, and were fully collateralized with pledged assets of equal or greater value at each such date.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

6.	FAIR VALUE MEASUREMENTS

The Company’s investments and securities sold, not yet purchased consist of the following at December 31, 2008 and 2007:

	December 31,
	2008	2007
Debt:
Bonds - Corporate	$296,674	$534,825
Non-U.S. Government and agency securities	36,396	50,608

	333,070	585,433

Equities	71,105	333,796

Other:
Interest in LAM alternative asset management funds:
GP interests owned by Lazard	35,300	43,313
GP interests consolidated by Lazard	20,866	51,493
Private equity investments	83,931	74,051
Equity method investments	75,695	755

	215,792	169,612

Total investments	619,967	1,088,841
Less equity method investments	75,695	755

Investments, at fair value	$544,272	$1,088,086

Securities sold, not yet purchased (included in “other liabilities”)	$6,975	$21,864

Debt securities primarily consist of investments by LFB, which typically holds them long-term, as part of its asset-liability management program. Such securities primarily consist of fixed and floating rate European corporate bonds and French government debt securities. Debt securities are accounted for as either “trading” or “available-for-sale” securities at December 31, 2008 and 2007, as follows:

	December 31,
	2008	2007
Trading securities:
Bonds - Corporate	$7,573	$462,472
Non-U.S. Government and agency securities	36,396	50,608

	43,969	513,080
Available-for-sale securities:
Bonds - Corporate	289,101	72,353

Total debt securities	$333,070	$585,433

Effective July 1, 2008, certain debt securities held by LFB with a carrying value on that date of $236,999, which were previously designated as “trading” securities, were re-designated as “available-for-sale” securities as permitted under SFAS No. 115. Such re-designation represents a non-cash transaction between “trading” and “available-for-sale” securities.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The fair value and amortized cost basis pertaining to debt securities classified as “available-for-sale” at December 31, 2008, by maturity date/first call date, are as follows:

Maturity Date/First Call Date	Fair Value	Amortized Cost Basis
Within one year	$89,004	$89,930
After 1 year through 5 years	135,375	159,895
After 5 years through 10 years	53,741	80,520
After 10 years	10,981	13,539

	$289,101	$343,884

Additional information with respect to debt securities classified as “available-for-sale” at December 31, 2008 and 2007 that are in an unrealized loss position is as follows:

December 31, 2008				December 31, 2007
Securities in a Continuous Loss Position for Less than 12 Months		Securities in a Continuous Loss Position for 12 Months or Longer		Securities in a Continuous Loss Position for Less than 12 Months
Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
$210,866	$52,883	$58,368	$10,794	$72,353	$1,022

Because LFB has the ability and intent to hold its debt securities classified as “available-for-sale” until a recovery of fair value to an amount approximating its amortized cost, which may be maturity, it does not consider such unrealized loss positions to be other-than-temporarily impaired at December 31, 2008.

Equities principally represent the Company’s investments in marketable equity securities of large, mid and small-cap domestic, international and global companies to seed new Asset Management products and includes investments in public and private asset management funds managed both by LAM and third party asset managers.

LFNY was a party to a Prime Brokerage Agreement with Lehman Brothers Inc. (“LBI”) for certain accounts involving investment strategies managed by LAM. On September 9, 2008, LAM requested a transfer of such accounts, of which $11,368 was not received. On September 15, 2008, Lehman Brothers Holdings, Inc., the ultimate parent company in the Lehman group, filed for protection under Chapter 11 of the United States Bankruptcy Code and a number of Lehman group entities in the U.K. entered into administration proceedings under the Insolvency Act 1986. In addition, the Securities Investor Protection Corporation commenced liquidation proceedings on September 19, 2008 pursuant to the Securities Investor Protection Act of 1970, as amended, with respect to LBI. The administration and the evolving situation and proceedings expose Lazard to possible loss due to counterparty credit and other risk. We have fully reserved the entire $11,368 amount, which represents the entire amount of such possible loss. We are actively seeking recovery of such amount.

Interests in LAM alternative asset management funds represent (i) general partnership (“GP”) interests owned by Lazard in LAM-managed hedge funds and (ii) GP interests consolidated by the Company pertaining to minority interests in LAM alternative asset management funds. Such minority interests, which represent GP interests held directly by certain of our LAM managing directors or employees of the Company, are deemed to be

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

controlled by, and therefore consolidated by, the Company in accordance with U.S. GAAP. Since the Company has no economic interest in such investments, the fair value is included in “minority interest” on the consolidated statements of financial condition (see Note 7 of Notes to Consolidated Financial Statements). The fair value of interests in LAM-managed alternative asset management funds reflects the pro rata value of the ownership of the underlying securities in the funds, the fair market value of which is determined through quoted market values of the underlying securities as provided by external pricing sources.

Private equity investments are primarily comprised of investments in private equity funds and direct private equity interests. Such investments primarily include (i) a mezzanine fund, which invests in small and mid-cap buy-out funds and small to mid-cap European companies; (ii) Corporate Partners II Limited (“CP II”), a private equity fund targeting significant minority-stake investments in established public and private companies;

and (iii) Lazard Senior Housing Partners LP (“Senior Housing”), which acquires companies and assets in the senior housing, extended-stay hotel and shopping center sectors.

Equity method investments include investments made in the first quarter of 2008 in Sapphire Industrials Corp. (“Sapphire”) and Merchant Bankers Asociados (“MBA”), an Argentina-based financial advisory services firm with offices across Central and South America and the parent company of MBA Banco de Inversiones (see Notes 8 and 15 of Notes to Consolidated Financial Statements for additional information regarding MBA and Sapphire, respectively).

The table below represents the fair values of the Company’s derivative assets and liabilities, which may include interest rate swaps, foreign exchange rate contracts and equity swaps, and are reported within “other assets” and “other liabilities” on the accompanying consolidated statements of financial condition, respectively, as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Total derivative assets	$4,661	$9,840

Total derivative liabilities	$43,990	$4,488

On January 1, 2008, the Company adopted SFAS No. 157, which, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements about fair value measurements. Pursuant to SFAS No. 157, Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Principally all of the Company’s investments in corporate bonds are considered Level 2 investments with such fair value based on observable data, principally broker quotes as provided by external pricing services.

The fair value of our equities is principally classified as Level 1 or Level 2 as follows: marketable equity securities are classified as Level 1 and are valued based on the last trade price on the primary exchange for that security; public asset management funds are classified as Level 1 and are valued based on the reported closing price for the fund; and investments in private asset management funds are classified as Level 2 and are primarily valued based on information provided by fund managers and, secondarily, from external pricing services to the extent managed by LAM.

The fair value of our interests in LAM alternative asset management funds is classified as Level 2 and is based on information provided by external pricing services.

The fair value of our private equity investments is classified as Level 3 and is based on financial statements provided by fund managers, appraisals and internal valuations.

Where information reported is based on broker quotes, the Company generally obtains one quote/price per instrument. In some cases, quotes related to corporate bonds obtained through external pricing services represent the average of several broker quotes.

Where information reported is based on data received from fund managers or from external pricing services, the Company reviews such information to ascertain at which level within the fair value hierarchy to classify the investment.

The following table presents Lazard’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008.

	Fair Value Measurements on a Recurring Basis
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt	$43,969	$289,101	$—	$333,070
Equities	54,108	14,544	2,453	71,105
Other (excluding equity method investments):
Interest in LAM alternative asset management funds:
GP interests owned by Lazard	—	35,300	—	35,300
GP interests consolidated by Lazard	—	20,866	—	20,866
Private equity investments	—	—	83,931	83,931
Derivatives	—	4,661	—	4,661

Total Assets	$98,077	$364,472	$86,384	$548,933

Liabilities:
Securities sold, not yet purchased	$6,975	$—	$—	$6,975
Derivatives	—	43,990	—	43,990

Total Liabilities	$6,975	$43,990	$—	$50,965

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following table provides a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the year ended December 31, 2008.

	Level 3 Assets and Liabilities For the Year Ended December 31, 2008
	Beginning Balance	Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Net Purchases, Issuances and Settlements	Foreign Currency Translation Adjustments	Ending Balance

Level 3 Assets:
Investments:
Equities	$4,469	$212	$(1,944)	$(284)	$2,453
Private equity investments	74,051	(12,391)	25,733	(3,462)	83,931

Total Level 3 Assets	$78,520	$(12,179)	$23,789	$(3,746)	$86,384

There were net realized gains of $1,810 included in income during the year ended December 31, 2008 with respect to Level 3 assets and liabilities.

With respect to the Company’s investments measured at fair value, the Company recognized gross investment gains and losses for the years ended December 31, 2008, 2007 and 2006 in “revenue - other” on the respective consolidated statements of operations as follows:

	Year Ended December 31,
	2008	2007	2006
Gross investment gains	$87,523	$63,721	$30,747
Gross investment losses	$164,135	$47,501	$4,767

The table above includes gross unrealized investment gains and losses pertaining to “trading” securities under SFAS No. 115 as follows:

	Year Ended December 31,
	2008	2007	2006
Gross unrealized investment gains	$18,672	$8,610	$1,212
Gross unrealized investment losses	$9,125	$24,186	$902

In addition, the Company recorded $62,655 and $1,022 of gross unrealized investment losses (pre-tax) in “accumulated other comprehensive income (loss), net of tax” in 2008 and 2007, respectively, and $308 of gross unrealized investment gains in 2008, pertaining to debt securities held at our French bank that are designated as “available-for-sale” under SFAS No. 115. There were no gross unrealized investment gains recorded in “accumulated other comprehensive income (loss), net of tax” in 2007 and there were no gross unrealized investment gains or losses recorded in “accumulated other comprehensive income (loss), net of tax” in 2006. There were no significant reclassifications from “accumulated other comprehensive income (loss), net of tax” to earnings during the years ended December 31, 2008, 2007 and 2006. The average cost basis is utilized for purposes of calculating realized investment gains and losses.

7.	MINORITY INTEREST

Minority interest principally consists of minority interests in various LAM-related GP interests that the Company is deemed to control but does not own. As a result of consolidating these entities, the Company recognizes the portion of income not associated with the Company’s ownership as “minority interest in net income (loss)”.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The tables below summarize minority interest in net income (loss) for the years ended December 31, 2008, 2007 and 2006 and minority interest as of December 31, 2008 and 2007 in the Company’s consolidated financial statements:

	Minority Interest In Net Income Year Ended December 31,
	2008	2007	2006
LAM GPs	$(13,348)	$5,135	$5,114
Other	15	9	10

Total	$(13,333)	$5,144	$5,124

	Minority Interest As Of December 31,
	2008	2007
LAM GPs	$20,866	$51,493
LAM Members	—	253
Other	15	9

Total	$20,881	$51,755

8.	BUSINESS ACQUISITIONS AND JOINT VENTURE INVESTMENT

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

The aggregate non-contingent consideration relating to the GAHL and the CWC acquisitions (before transaction costs) consisted of cash and Lazard Ltd stock and aggregated to approximately $216,200 and $206,900 as of December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, 993,024 and 815,558 shares of Class A common stock were issuable on a non-contingent basis, respectively. Additionally, at December 31, 2008 and 2007, 7,293 and 12,155 shares of Series A preferred stock, respectively, and, at December 31, 2007, 277 shares of Series B preferred stock were convertible into Class A common shares on a non-contingent basis, with the number of Class A common shares dependent, in part, upon future prices of the Class A common stock. At December 31, 2008 and 2007, 948,631 and 1,329,987 shares of Class A common stock, respectively, were contingently issuable and 24,452 shares of Series A preferred stock were contingently convertible into shares of Class A common stock as of each respective date, dependent upon the future performance of GAHL and CWC.

The Class A common stock payable as consideration for the GAHL and CWC acquisitions is issuable over multi-year periods.

In connection with Lazard Group’s acquisition of GAHL and Lazard Ltd’s acquisition of CWC and subsequent contribution of CWC to Lazard Group, Lazard Group recorded related party payables of $43,634 and $52,768 at December 31, 2008 and December 31, 2007, respectively, to subsidiaries of Lazard Ltd. When

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

combined with the additional members’ equity recorded by Lazard Group of $18,416 and $0 at December 31, 2008 and December 31, 2007, respectively, these increases correspond to the increases in stockholders’ equity recorded by Lazard Ltd for such acquisitions (see Note 19 of Notes to Consolidated Financial Statements).

We have accounted for these business acquisitions using the purchase method of accounting, whereby the results of the acquired businesses are included in our consolidated financial results from the effective date of the respective acquisitions. As a result of the GAHL and CWC acquisitions, we recorded net tangible assets, identifiable intangible assets and goodwill of approximately $22,500, $31,000 and $159,300, respectively, as of December 31, 2007. Goodwill pertaining to these acquisitions is deductible for income tax purposes. A substantial portion of any contingent consideration will represent goodwill, and will be recognized in periods through March 31, 2012, when all of such contingencies should have been resolved. During the year ended December 31, 2008, contingent consideration of $9,282 was earned and recorded in goodwill. The operating results related to the acquisitions described above are primarily included in the Company’s Financial Advisory segment. See Note 12 of Notes to Consolidated Financial Statements for additional information relating to goodwill and other intangible assets.

Subsequent to the acquisitions of GAHL and CWC, we operate these businesses under the names “Lazard Middle Market” and “Lazard Carnegie Wylie,” respectively.

On January 31, 2008, Lazard Group acquired a 50% interest in MBA. We account for the investment in MBA using the equity method of accounting.

9.	TERMINATION OF STRATEGIC ALLIANCE IN ITALY

On May 15, 2006, Lazard Group completed the termination of its strategic alliance with Banca Intesa S.p.A. (“Intesa”), which conducted selected Italian investment banking business solely through Lazard & Co. S.r.l. (“Lazard Italy”), an indirect subsidiary of Lazard Group. In accordance with the provisions of the Termination Agreement, dated as of March 31, 2006, by and among Intesa, Lazard Group and Lazard Italy, the following adjustments were made to the terms of Intesa’s investment in Lazard Italy and Lazard Funding Limited LLC (“Lazard Funding”), a wholly-owned subsidiary of Lazard Group:

•

The $150,000 Subordinated Convertible Note Intesa purchased in March 2003 from Lazard Funding was amended and restated, among other things, to provide for its convertibility into a maximum of 2,631,570 shares of Class A common stock at an effective conversion price of $57 per share. The amended $150,000 subordinated convertible note (the “Amended $150,000 Subordinated Convertible Note”) matures on September 30, 2016 and has a fixed interest rate of 3.25% per annum. One-third in principal amount became convertible on and after July 1, 2008, an additional one-third will become convertible on and after July 1, 2009 and the last one-third on and after July 1, 2010, and no principal amount will be convertible after June 30, 2011. As of December 31, 2008, there have been no conversions of the $150,000 subordinated convertible note.

•

Intesa’s 40% equity interest in Lazard Italy and a $50,000 subordinated promissory note of Lazard Italy held by Intesa were acquired by Lazard Group in exchange for the issuance by Lazard Group to Intesa of a $96,000 senior promissory note (the “$96,000 Senior Promissory Note”) and a $50,000 subordinated promissory note (the “$50,000 Subordinated Promissory Note”), respectively. The $96,000 Senior Promissory Note and the $50,000 Subordinated Promissory Note had fixed interest rates of 4.25% and 4.6% per annum, respectively, and each note was scheduled to mature on February 28, 2008. On May 15, 2006, Intesa sold and assigned all its rights and interests relating to both notes to a commercial bank.

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

On June 29, 2007, Lazard Group redeemed both the $96,000 Senior Promissory Note and the $50,000 Subordinated Promissory Note.

As a result of the termination of the strategic alliance with Intesa and Lazard Group’s repurchase of Intesa’s ownership interest, the Company realized a gain of $13,695, which is included in “revenue-other” on the consolidated statement of operations for the year ended December 31, 2006 and, after transaction and other costs, resulted in an increase in operating income of $5,274.

10.	LAZARD ALTERNATIVE INVESTMENTS

On May 10, 2005, Lazard Group and LFCM Holdings LLC (“LFCM Holdings”) entered into the business alliance agreement (the “business alliance agreement”) that, among other things, granted Lazard Group the option to acquire the North American and European fund management activities of Lazard Alternative Investments Holdings LLC (“LAI”), the subsidiary of LFCM Holdings that owns and operates LFCM Holdings’ alternative investment (including private equity) activities. This option is currently exercisable at any time prior to May 10, 2014, for a total price of $4,500. The option may be exercised by Lazard Group in two parts, consisting of a $2,500 option to purchase LAI’s remaining North American activities and a $2,000 option to purchase LAI’s European activities. The total option price referred to above reflects a reduction of $1,500 due to the payment of a like amount in February, 2008 to LFCM Holdings in connection with the initial public offering of Sapphire whereby LFCM Holdings agreed not to assert certain claims that it may believe that it had under the business alliance agreement and a reduction of $4,000 due to the payment of a like amount in February, 2009 to LFCM Holdings in connection with the spin-off of the management company of CP II and the amendments to the business alliance agreement described below. LAI’s fund management activities consist of the fund management and general partner entities, together with Lazard Group’s direct investments in related funds that were transferred to LFCM Holdings pursuant to or in anticipation of the May 10, 2005 separation (the “separation”) from the Company of its former Capital Markets and Other business segment.

The business alliance agreement provides Lazard Group with certain governance rights with respect to LAI and provides for support by LFCM Holdings of the business of LAI. With respect to historical investments and funds transferred to LFCM Holdings as part of the separation, profits realized prior to the exercise of the option are for the account of LFCM Holdings, whereas profits realized after the exercise of the option are for the account of Lazard Group. The master separation agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings (the “master separation agreement”) and the business alliance agreement provide for Lazard Group (i) to invest capital in future funds to be managed by LFCM Holdings’ subsidiaries and (ii) to receive incentive fee payments from such funds, as well as profits related to such investments, if any, irrespective of whether it exercises its purchase option.

In February, 2005, Lazard Group formed CP II, with a maximum of $1,000,000 of institutional capital commitments and a $100,000 maximum capital commitment from Lazard Group, the principal portion of which may require funding at any time through 2010. As of December 31, 2008, Lazard Group contributed $30,971 of its capital commitment, which is recorded as a private equity investment within “investments - other” on the consolidated statement of financial condition. Pursuant to the master separation and business alliance agreements, CP II was managed by a subsidiary of LFCM Holdings (“CP II MgmtCo”), and Lazard Group retained a capital commitment to CP II and is entitled to receive the carried interest distributions made by CP II (other than the carried interest distributions made to investment professionals who manage the fund).

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

In February, 2009, pursuant to agreements entered into by the Company with a subsidiary of LAI (“LAI North America”), LFCM Holdings and the investment professionals who manage CP II, equity ownership of CP II MgmtCo was transferred from LAI North America to the investment professionals who manage CP II (the “CP II MgmtCo Spin-Off”). In connection with the CP II MgmtCo Spin-Off, CP II MgmtCo became a standalone entity and Lazard Group’s capital commitment to CP II was reduced from $100,000 to $50,000 (and CP II’s institutional capital commitments were reduced from $1,000,000 to $500,000). In addition, in connection with a $4,000 cash payment from Lazard Group to LFCM Holdings, the business alliance agreement was amended to remove any restriction on the Company engaging in private equity businesses in North America and to reduce the price of our option to acquire the fund management activities of LAI in North America from $6,500 to $2,500. Following the CP II MgmtCo Spin-Off, we retained our entitlement to receive a slightly reduced portion of the carried interest distributions made by CP II.

See Note 15 of Notes to Consolidated Financial Statements for additional information relating to LFCM Holdings, and with respect to commitments to CP II and to private equity funds managed by LAI.

11.    PROPERTY-NET

At December 31, 2008 and 2007 property-net consists of the following:

	Estimated Depreciable Life in Years	December 31,
		2008	2007
Buildings	33	$175,426	$185,509
Leasehold improvements	5-20	149,043	158,748
Furniture and equipment	3-10	60,223	49,405

Total		384,692	393,662
Less-Accumulated depreciation and amortization		(213,249)	(208,153)

Property-net		$171,443	$185,509

12.    GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at December 31, 2008 and 2007, which primarily pertain to the Company’s Financial Advisory segment, are described below.

	December 31,
	2008	2007
Goodwill	$170,277	$178,446
Other intangible assets (net of accumulated amortization)	4,867	9,463

	$175,144	$187,909

Changes in the carrying amount of goodwill for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year Ended December 31,
	2008	2007	2006
Balance, January 1	$178,446	$16,945	$15,996
Business acquisitions, additional contingent consideration earned	9,282	159,343	—
Foreign currency translation adjustments	(17,451)	2,158	949

Balance, December 31	$170,277	$178,446	$16,945

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The Company performs a goodwill impairment test annually or more frequently if circumstances indicate that impairment may have occurred. The Company has selected December 31 as the date to perform its annual impairment test. Pursuant to the Company’s goodwill impairment test for the years ended December 31, 2008, 2007 and 2006, the Company compared the fair value of each of its applicable reporting units to their corresponding carrying amounts, including goodwill, and determined that no impairment existed.

The gross cost and accumulated amortization as of December 31, 2008 and 2007, by major intangible asset category is as follows:

	December 31, 2008			December 31, 2007
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success fee contracts	$23,969	$23,969	$—	$23,969	$20,783	$3,186
Management fees, customer relationships and non-compete agreements	7,017	2,150	4,867	7,017	740	6,277

	$30,986	$26,119	$4,867	$30,986	$21,523	$9,463

Amortization expense of intangible assets for the years ended December 31, 2008 and 2007 was $4,596 and $21,523, respectively. There was no amortization expense of intangible assets for the year ended December 31, 2006. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense
2009	$1,272
2010	1,127
2011	903
2012	511
2013	400
Thereafter	654

Total amortization expense	$4,867

13.    OTHER ASSETS AND OTHER LIABILITIES

The following table sets forth the Company’s other assets, by type, as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Current and deferred income taxes receivable (net of valuation allowance) and other taxes	$87,389	$63,969
Accruals and prepayments (including prepaid pension assets, see Note 17)	75,293	65,551
Deferred debt issuance costs	8,957	12,676
Other	56,888	37,060

Total	$228,527	$179,256

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following table sets forth the Company’s other liabilities, by type, as of December 31, 2008 and 2007:

	December 31,
	2008	2007
Accrued expenses	$114,856	$145,113
Current and deferred income taxes and other taxes	68,493	148,202
Employee benefit-related liabilities	69,345	75,563
LAM Merger (present value of unpaid cash consideration)	60,324	—
Unclaimed funds at LFB	55,583	57,193
Abandoned leased space (principally in the U.K.)	10,259	27,805
Securities sold, not yet purchased	6,975	21,864
Other	99,153	86,536

Total	$484,988	$562,276

14.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of December 31, 2008 and 2007:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of December 31,
				2008	2007
Lazard Group 7.125% Senior Notes(a)	$550,000	2015	7.125%	$538,500	$550,000
Lazard Group 6.12% Senior Notes(b)	437,500	2008	6.12%	—	437,500
Lazard Group 6.85% Senior Notes(c)	600,000	2017	6.85%	549,250	600,000
Lazard Group Credit Facility(d)	150,000	2010	1.75%	—	—

Total				$1,087,750	$1,587,500

(a)	Concurrent with Lazard Ltd’s initial public offering on May 10, 2005 (the “equity public offering”), Lazard Group issued, in a private placement, $550,000 aggregate principal amount of 7.125% senior notes due May 15, 2015 (the “Lazard Group 7.125% Senior Notes”). On October 31, 2005, pursuant to an exchange offer, Lazard Group exchanged $546,000 in aggregate principal amount of its privately-placed 7.125% Senior Notes for $546,000 in aggregate principal amount of its 7.125% senior notes (the “7.125% Exchange Notes”) that were registered under the Securities Exchange Act of 1933, as amended (the “Securities Act”). The 7.125% Exchange Notes are substantially identical to the privately-placed 7.125% Senior Notes, except that the transfer restrictions applicable to the privately-placed 7.125% Senior Notes do not apply to the 7.125% Exchange Notes. During the year ended December 31, 2008, the Company repurchased $11,500 principal amount of the 7.125% Exchange Notes at a cost, excluding accrued interest, of $7,974 and, after the write-off of applicable unamortized debt issuance costs of $75, recognized a pre-tax gain of $3,451.

In connection with the issuance of the Lazard Group 7.125% Senior Notes, on April 1, 2005, Lazard Group entered into an interest rate forward agreement for a notional amount of $650,000 to ensure that the base rate (excluding market-driven credit spreads) on the Lazard Group 7.125% Senior Notes would be no greater than 4.5%. Lazard Group settled the interest rate forward agreement as of May 9, 2005, which required a payment by Lazard Group of $13,004. Of this amount, in accordance with SFAS No. 133, $11,003 was deemed to be the effective portion of the hedge and recorded within “accumulated other comprehensive income (loss), net of tax”, and is being amortized as a charge to interest expense over the ten year term of the Lazard Group 7.125% Exchange Notes.

(b)

Concurrent with Lazard Ltd’s equity public offering on May 10, 2005, Lazard Ltd consummated an initial offering of equity security units (the “ESUs”) in an aggregate offering amount of $287,500. In addition, on

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

May 10, 2005, Lazard Ltd issued $150,000 aggregate principal amount of ESUs to Natixis, which was a subsidiary of Caisse Nationale des Caisses d’Epargne. Each ESU was issued for $25 and consisted of (i) a purchase contract (the “purchase contract”) which obligated holders to purchase, and Lazard Ltd to sell, on May 15, 2008, a number of newly issued shares of Class A common stock equal to a settlement rate (the “settlement rate”) based on the trading price of its Class A common stock during a period preceding that date and (ii) a 1/40, or 2.5%, ownership interest in a 6.12% senior note due 2035 of Lazard Group (the “6.12% Senior Notes”).

The terms of the ESUs provided for a remarketing of the 6.12% Senior Notes which commenced on May 2, 2008 (the “remarketing”). In connection with the remarketing, on May 15, 2008 (i) the stated maturity of the 6.12% Senior Notes was reset to May 15, 2010, (ii) the interest rate on the 6.12% Senior Notes was reset to 4.00% per annum and (iii) $437,488 aggregate principal amount of the 6.12% Senior Notes was purchased by Lazard Group. The $12 aggregate principal amount of the 6.12% Senior Notes remaining outstanding has been reclassified to “other liabilities” on the consolidated statement of financial condition at December 31, 2008.

On May 15, 2008, the purchase contracts were settled at the settlement rate and, in connection therewith, Lazard Ltd issued 14,582,750 shares of its Class A common stock. This resulted in an increase of 14,582,750 Lazard Group common membership interests, and an increase in members’ equity of $437,500.

(c)	On June 21, 2007, Lazard Group completed a private placement of $600,000 aggregate principal amount of 6.85% senior notes due June 15, 2017 (the “6.85% Senior Notes”). On August 16, 2007, pursuant to an exchange offer, Lazard Group exchanged $599,300 in aggregate principal amount of its privately-placed 6.85% Senior Notes for $599,300 in aggregate principal amount of its 6.85% senior notes (the “6.85% Exchange Notes”) that were registered under the Securities Act. The 6.85% Exchange Notes are substantially identical to the privately-placed 6.85% Senior Notes, except that the transfer restrictions applicable to the privately placed 6.85% Senior Notes do not apply to the 6.85% Exchange Notes. During the year ended December 31, 2008, the Company repurchased $50,750 principal amount of the 6.85% Exchange Notes at a cost, excluding accrued interest, of $33,463 and, after the write-off of unamortized debt issuance costs of $485, recognized a pre-tax gain of $16,802.

(d)	Lazard Group maintains a $150,000 senior revolving credit facility with a group of lenders (the “Lazard Group Credit Facility”). Interest rates under the Credit Facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of December 31, 2008 and 2007, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 1.75% and 5.75%, respectively. At December 31, 2008 and 2007, no amounts were outstanding under the Lazard Group Credit Facility.

Subordinated Debt—Subordinated debt at December 31, 2008 and 2007 amounted to $150,000 at each date and represents the Amended $150,000 Subordinated Convertible Note associated with the strategic alliance transaction in Italy and the termination thereof (see Note 9 of Notes to Consolidated Financial Statements).

Debt maturities relating to senior and subordinated borrowings outstanding at December 31, 2008 for each of the five years in the period ending December 31, 2013 and thereafter are set forth in the table below. For purposes of this table, it was assumed that the Amended $150,000 Subordinated Convertible Note remains outstanding in accordance with its stated terms.

Year Ending December 31,	Senior Debt	Subordinated Debt	Total
2009-2013	$—	$—	$—
Thereafter	1,087,750	150,000	1,237,750

Total	$1,087,750	$150,000	$1,237,750

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The Company’s senior and subordinated debt are recorded at historical amounts. At December 31, 2008, the aggregate carrying value of the Company’s senior and subordinated debt ($1,237,750) exceeded fair value by $354,382. At December 31, 2007, the carrying value of the Company’s senior and subordinated debt approximated fair value. The fair value of the Company’s senior and subordinated debt was estimated using a discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements or based on market quotations where available.

The Lazard Group Credit Facility contains certain financial condition covenants. In addition, the Lazard Group Credit Facility, the indenture and supplemental indentures relating to Lazard Group’s senior notes as well as its Amended $150,000 Subordinated Convertible Note contain certain covenants (none of which relate to financial condition), events of default and other customary provisions, including a customary make-whole provision in the event of early redemption where applicable. As of December 31, 2008, the Company was in compliance with all of these provisions. All of the Company’s senior and subordinated debt obligations are unsecured.

As of December 31, 2008, the Company had approximately $229,000 in unused lines of credit available to it, including approximately $57,000 of unused lines of credit available to LFB.

15.    COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office space and equipment under non-cancelable lease agreements, which expire on various dates through 2022.

Occupancy lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. For the years ended December 31, 2008, 2007 and 2006, aggregate rental expense relating to operating leases amounted to $74,550, $73,302 and $56,532, respectively, and is included in “occupancy and equipment” or “technology and information services” on the consolidated statements of operations, depending on the nature of the underlying asset. The Company subleases office space under agreements, which expire on various dates through 2015. Sublease income from such agreements was $11,531, $12,511 and $10,480 for the years ended December 31, 2008, 2007 and 2006, respectively.

Capital lease obligations recorded under sale/leaseback transactions are payable through 2017 at a weighted average interest rate of approximately 6.13%. Such obligations are collateralized by certain buildings with a net book value of approximately $27,458 and $29,496 at December 31, 2008 and 2007, respectively. The net book value of all assets recorded under capital leases aggregated $30,089 and $29,741 at December 31, 2008 and 2007, respectively.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

At December 31, 2008, minimum rental commitments under non-cancelable leases, net of sublease income, are approximately as follows:

Year Ending December 31,	Minimum Rental Commitments
	Capital	Operating
2009	$4,942	$67,651
2010	3,466	57,876
2011	3,434	52,641
2012	3,067	39,268
2013	3,035	25,655
Thereafter	17,196	197,032

Total minimum lease payments	35,140	440,123
Less amount representing interest	8,315

Present value of capital lease commitments	$26,825

Sublease proceeds		45,062

Net lease payments		$395,061

With respect to abandoned leased facilities in the U.K., at December 31, 2008 and 2007 the Company has recognized liabilities of $9,522 and $26,991, respectively, exclusive of the indemnification described below, which are included in “other liabilities” on the consolidated statements of financial condition. Payments toward the liabilities continue through the remaining term of the leases. Such liabilities are based on the discounted future commitment, net of expected sublease income.

Under the master separation agreement and a related lease indemnity agreement, dated as of May 10, 2005, LFCM Holdings is obligated to indemnify Lazard Group for certain liabilities relating to abandoned leased space in the U.K. During the fourth quarter of 2005, Lazard Group entered into an agreement with LFCM Holdings which provided for LFCM Holdings to pay to Lazard Group $25,000 in full satisfaction of its indemnification obligations with respect to the abandoned leased space. The net present value of the balance due at December 31, 2008 and 2007 of $4,085 and $7,037, respectively, after giving effect to payments received through the respective dates, is included in “receivables - related parties” on the consolidated statements of financial condition (see Note 19 of Notes to Consolidated Financial Statements). The balance at December 31, 2008 is due based on a schedule of periodic payments through May 10, 2010.

Guarantees—On March 12, 2007, Lazard entered into an agreement to guarantee to a foreign tax jurisdiction the deferred payment of certain income tax obligations and potential tax penalties of certain managing directors of Lazard Group, which, as of December 31, 2008, aggregate to $16,910. These managing directors have pledged their interests in LAZ-MD Holdings (which are exchangeable into shares of Class A common stock) and unsold shares of Class A common stock received in exchange for such interests to collateralize such guarantee, with the value of such collateral in each case exceeding the guarantee provided by Lazard.

In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At December 31, 2008, LFB had $10,799 of such indemnifications and held $8,355 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the consolidated statement of financial condition.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Private Equity Funding Commitments—At December 31, 2008, the principal commitments by the Company for capital contributions to private equity investment funds, all of which are managed by LAI or CP II MgmtCo., are set forth below:

		Total Lazard Commitment(b)
Name of Fund	Total Institutional Commitment	Maximum Commitment	Funding Expiration Date	Unfunded As of December 31, 2008
CP II (as adjusted in February, 2009 – see Note 10 above)	$500,000	$50,000	2010	$19,029
Senior Housing	201,000	10,000	2009(a)	1,706

	$701,000	$60,000		$20,735

(a)	Under certain circumstances, $829 may be called at any time prior to the fund liquidation.
(b)	The table above excludes other unfunded commitments by Lazard at December 31, 2008 of (i) $3,645 to Company-sponsored private equity investment funds (including $2,564 in connection with the Company’s compensation plans), which are contingent upon certain events and have no definitive final payment dates, and (ii) with respect to Lazard Technology Partners III, a fund that has not been formed, for which Lazard has a minimum and maximum commitment of $15,000 and $20,000, respectively, contingent upon the formation of such fund.

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. The commitments have an expiration date and, once drawn upon, may require the counterparty to post collateral depending on the counterparty’s creditworthiness. Outstanding commitments at December 31, 2008 were $20,799. This amount may not represent future cash requirements as commitments may expire without being drawn upon.

See Note 17 of Notes to Consolidated Financial Statements for information regarding obligations to fund our pension plans in the U.K.

On January 24, 2008, Sapphire, a newly organized special purpose acquisition company formed by Lazard Funding, completed an initial public offering which, prior to offering costs, raised $800,000 through the sale of 80,000,000 units at an offering price of $10.00 per unit (the “Sapphire IPO”). Each unit consists of one share of Sapphire common stock and one warrant, with such warrant entitling the holder to purchase one share of Sapphire common stock for $7.00. Sapphire was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses primarily with general industrial companies in North America (collectively referred to as the “Initial Business Combination”).

In connection with the formation of Sapphire, Lazard Funding purchased from Sapphire 15,144,000 units (“Founders’ Units”) at a total cost of approximately $95. Each Founders’ Unit consists of one share of Sapphire common stock and one warrant, with such warrant entitling the holder to purchase one share of Sapphire common stock for $7.50. On January 24, 2008, in connection with the Sapphire IPO, Lazard Funding purchased (i) 5,000,000 units in the Sapphire IPO at a purchase price equal to the public offering price of $10.00 per unit (for an aggregate purchase price of $50,000), and (ii) an aggregate of 12,500,000 warrants from Sapphire at a price of $1.00 per warrant (for a total purchase price of $12,500). Furthermore, Lazard Funding entered into an agreement with the underwriter to purchase, subsequent to the Sapphire IPO and prior to the closing of the Initial Business Combination, up to an additional $37,500 worth of Sapphire common shares in open market purchases.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

In connection with the Sapphire IPO, and pursuant to certain rights afforded LFCM Holdings under the business alliance agreement, Lazard Funding offered CP II the right, through the date of a public announcement of the Initial Business Combination, to purchase from Lazard Funding, at a cost of $10.00 per unit, up to 2,000,000 Sapphire units (for an aggregate purchase price of up to $20,000).

Our investment in Sapphire is being accounted for using the equity method of accounting and is included in “investments - other” on the accompanying consolidated statement of financial condition as of December 31, 2008.

See Notes 4 and 8 of Notes to Consolidated Financial Statements for information regarding commitments relating to the LAM Merger and business acquisitions, respectively.

The Company has various other contractual commitments arising in the ordinary course of business. In the opinion of management, the consummation of such commitments will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Legal—The Company’s businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. The Company is involved from time to time in a number of judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses, including proceedings initiated by former employees alleging wrongful termination. The Company reviews such matters on a case-by-case basis and establishes any required reserves in accordance with SFAS No. 5, “Accounting For Contingencies.” Management believes, based on currently available information, that the results of such matters, in the aggregate, will not have a material adverse effect on its financial condition but might be material to its operating results or cash flows for any particular period, depending upon the operating results for such period.

On September 8, 2008, an action was commenced in the Federal District Court for the Southern District of New York by Leslie Dick Worldwide, Ltd. and Leslie Dick arising out of the bankruptcy of Conseco Inc. The lawsuit named as defendants: George Soros, Soros Fund Management LLC, SFM Management LLC, Conseco Inc., Vornado Realty Trust, German American Capital Corp., Deutsche Bank AG, EastDil Secured LLC, Harry Macklowe, Fortress Investment Group LLC, Cerberus Capital Management, Kirkland & Ellis LLP, Fried, Frank, Harris, Shriver & Jacobson LLP, Carmel Fifth LLC, 767 Manager LLC, Donald J. Trump and LFNY. The complaint alleged RICO and antitrust violations by defendants in connection with the sale of Conseco’s assets, including the General Motors Building. Lazard moved to dismiss the lawsuit as being without merit and failing to state any legally actionable claim against LFNY. In response to the motions to dismiss by Lazard and other defendants, on February 22, 2009, plaintiffs amended their complaint. The amended complaint does not contain any claims against Lazard and Lazard is no longer named as a defendant in this action.

16.	MEMBERS’ EQUITY (DEFICIENCY)

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

At December 31, 2008 and 2007, Lazard Group common membership interests held by subsidiaries of Lazard Ltd amounted to 62.4% and 48.3%, respectively, and by LAZ-MD Holdings amounted to 37.6% and 51.7%, respectively. Pursuant to provisions of its Operating Agreement, Lazard Group distributions in respect of its common membership interests are allocated to the holders of such interests on a pro rata basis. Such distributions represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and the members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests. During the years ended December 31, 2008, 2007 and 2006, Lazard Group distributed $20,694, $20,056 and $22,357, respectively, to LAZ-MD Holdings and $23,056, $18,308 and $13,480, respectively, to the subsidiaries of Lazard Ltd, which latter amounts were used by Lazard Ltd to pay dividends to third-party holders of its Class A common stock. In addition, during the years ended December 31, 2008, 2007 and 2006, Lazard Group made tax distributions of $83,358, $109,908 and $43,253, respectively, including $39,205, $60,334 and $26,968, respectively, paid to LAZ-MD Holdings and $44,153, $49,574 and $16,285, respectively, paid to subsidiaries of Lazard Ltd.

Primary and Secondary Offerings—On December 6, 2006, Lazard Ltd closed an underwritten public offering of additional shares of its Class A common stock. The offering was comprised of a primary offering (the “2006 Primary Offering”) of 7,000,000 newly-issued shares by Lazard Ltd and a secondary offering (the “2006 Secondary Offering”) of 6,000,000 shares offered to the public by certain current and former managing directors of Lazard and their permitted transferees (the “2006 Selling Shareholders”). The 6,000,000 shares offered in the 2006 Secondary Offering were also newly-issued shares of Class A common stock as a result of the 2006 Selling Shareholders exchanging an equivalent amount of their common membership interests in Lazard Group (received in exchange for their membership interests in LAZ-MD Holdings) for newly-issued shares of Class A common stock. In addition, on December 6, 2006, in connection with the 2006 Primary Offering and 2006 Secondary Offering, the underwriters exercised their over-allotment option to purchase an additional 1,050,400 newly-issued shares of Class A common stock at the same price per share.

Lazard Ltd received net proceeds of $349,137 as the result of the 2006 Primary Offering, including the exercise of the underwriters’ over-allotment option, after estimated expenses of $2,800. Lazard Ltd did not receive any net proceeds from the sales of common stock offered by the 2006 Selling Shareholders. Immediately following the 2006 Primary Offering, Lazard Ltd and its subsidiaries received 8,050,400 additional Lazard Group common membership interests in exchange for the net proceeds from the 2006 Primary Offering. In the 2006 Secondary Offering, Lazard Ltd and its subsidiaries received an additional 6,000,000 Lazard Group common membership interests from the exchanging LAZ-MD members in exchange for the issuance to them of 6,000,000 Class A common shares. LAZ-MD members then sold those shares to the public.

As a result of the 2006 offerings, Lazard Ltd’s ownership interest in Lazard Group increased from 37.7% prior to the offerings to 47.9% subsequent thereto. Correspondingly, LAZ-MD Holdings’ ownership in Lazard Group decreased from 62.3% prior to the offerings to 52.1% subsequent thereto.

Lazard Capital Markets LLC (“LCM”), a wholly-owned subsidiary of LFCM Holdings, was a member of the underwriting group for both the 2006 Primary and Secondary Offerings, and, in such capacity, earned revenue, net of estimated underwriting expenses, of $4,118. The business alliance agreement provides for Lazard Group to receive a referral fee equal to approximately half of the net revenue obtained by LCM in respect of any underwriting or distribution opportunity referred to it by Lazard Group. In that connection, as of December 31, 2006, Lazard Group’s consolidated statement of financial condition included a receivable from LFCM Holdings of $2,059, with the portion of such amount relating to the 2006 Primary Offering of $1,180 being recorded as an increase to its members’ equity in

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

the fourth quarter of 2006 and the portion of such amount relating to the 2006 Secondary Offering of $879 being recorded in “revenue-other” in such period. See Note 19 of Notes to Consolidated Financial Statements for additional information regarding the business alliance agreement.

Pursuant to a Prospectus Supplement dated September 3, 2008, certain selling shareholders of Lazard Ltd (which include current and former managing directors who hold LAZ-MD Holdings exchangeable interests and/or Class A common stock) offered to sell 6,442,721 shares of Class A common stock pursuant to an underwriting agreement and pricing agreement. Lazard Ltd did not receive any net proceeds from the sales of such Class A common stock.

Pursuant to the underwriting agreement and the pricing agreement, the underwriters had the option to purchase up to an additional 715,858 shares of Class A common stock (together with the offering of 6,442,721 shares of Class A common stock (the “2008 Secondary Offering”)) from the selling shareholders (the “2008 Selling Shareholders”). To the extent that this option was not exercised in full, Lazard Group agreed to separately purchase from the 2008 Selling Shareholders, at the public offering price less the underwriting discount, all of those shares covered by the option and not purchased pursuant to the option. Pursuant to that separate purchase agreement, Lazard Group purchased 68,238 shares of Class A common stock for an aggregate cost of $2,430 ($35.61 per share). In addition, pursuant to the underwriting agreement, Lazard Group also separately purchased 715,858 shares of Class A common stock from the 2008 Selling Shareholders for an aggregate cost of $25,493 ($35.61 per share). The shares of Class A common stock described in this paragraph purchased by Lazard Group were purchased as part of the share repurchase program described below. In the aggregate, the 2008 Selling Shareholders sold a total of 7,874,437 shares of Class A common stock (including 1,472,906 shares of Class A common stock previously exchanged for LAZ-MD Holdings exchangeable interests and 6,401,531 shares of Class A common stock exchanged for LAZ-MD Holdings interests concurrently with the 2008 Secondary Offering).

As a result of the 2008 offerings, Lazard Ltd’s ownership interest in Lazard Group increased from 56.8% prior to the offerings to 62.0% subsequent thereto. Correspondingly, LAZ-MD Holdings’ ownership in Lazard Group decreased from 43.2% prior to the offerings to 38.0% subsequent thereto.

LCM was a member of the underwriting group for the 2008 Secondary Offering, and, in such capacity, earned revenue, net of estimated underwriting expenses, of approximately $1,852. Due to the referral arrangement described above, as of December 31, 2008 Lazard Group had recorded a receivable from LCM of approximately $926, and recognized a corresponding amount of income in “revenue-other.”

Exchange of Lazard Group Common Membership Interests—In addition to the exchanges that occurred in connection with the 2008 Secondary Offering, on May 12, 2008, August 7, 2008 and November 7, 2008, Lazard Ltd issued 2,321,909, 323,137 and 265,611 shares of Class A common stock, respectively, in connection with the exchange of a like number of common membership interests of Lazard Group (received in exchange for their membership interests in LAZ-MD Holdings).

ESU Settlement—As described in more detail in Note 14 of Notes to Consolidated Financial Statements, on May 15, 2008 the Company issued 14,582,750 common membership interests in connection with the settlement of the purchase contracts related to the ESUs.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s Equity Incentive Plan, and 2008 Incentive Compensation Plan (the “2008 Plan”) and activity with respect thereto during the years ended December 31, 2008, 2007 and 2006, is presented below.

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

In addition to the shares available under the Equity Incentive Plan, additional shares of Class A common stock are available under the 2008 Plan, which was approved by the stockholders of Lazard Ltd on May 6, 2008. The maximum number of shares available under the 2008 Plan is based on a formula that limits the aggregate number of shares that may, at any time, be subject to awards that are considered “outstanding” under the 2008 Plan to 30% of the then-outstanding shares of Class A common stock of Lazard Ltd (treating, for this purpose, the then-outstanding exchangeable interests of LAZ-MD Holdings on a “fully-exchanged” basis as described in the Equity Incentive Plan).

Restricted Stock Unit Grants (“RSUs”)

RSUs require future service as a condition for the delivery of the underlying shares of Class A common stock and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. The grant date fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods as required under SFAS No. 123(R). Expense relating to RSUs is charged to “compensation and benefits” expense within the consolidated statements of operations, and amounted to $234,602, $104,765 and $22,995 for the years ended December 31, 2008, 2007 and 2006, respectively. RSU’s issued subsequent to December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the years ended December 31, 2008, 2007 and 2006, dividend participation rights required the issuance of 208,596, 55,836 and 22,467 RSUs, respectively.

During the year ended December 31, 2008, 763,335 RSUs vested. In connection therewith, and after considering the withholding tax obligations pertaining thereto, 639,016 shares of Class A common stock held by Lazard Group were delivered.

Deferred Stock Unit Grants (“DSUs”)

Non-executive members of the Board of Directors of Lazard Group (who are also the same Non-Executive Directors of Lazard Ltd) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs which amounted to 28,090, 12,459, and 12,320 DSUs granted during the years ended December 31, 2008, 2007 and 2006, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into Class A common stock at the time of cessation of service to the Board. The DSUs include a cash dividend participation right equivalent to any ordinary quarterly

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

dividends paid on Class A common stock resulting in nominal cash payments for the years ended December 31, 2008, 2007 and 2006. DSU awards are expensed at their fair value on their date of grant, which, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan, totaled $666, $411 and $275 during the years ended December 31, 2008, 2007 and 2006, respectively.

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the Equity Incentive Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. During the years ended December 31, 2008, 2007 and 2006, 7,694, 3,161 and 1,070 DSUs, respectively, had been granted pursuant such Plan.

The following is a summary of activity relating to RSUs and DSUs during the three-year period ended December 31, 2008:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2006	1,033,733	$23.87	9,968	$25.33
Granted (including 22,467 RSUs relating to dividend participation)	3,133,712	$34.96	13,390	$41.02
Forfeited	(158,063)	$34.04	—	—
Vested/Converted	—	—	(3,668)	$26.89

Balance, December 31, 2006	4,009,382	$32.13	19,690	$35.71

Granted (including 55,836 RSUs relating to dividend participation)	5,873,905	$49.28	15,620	$52.55
Forfeited	(294,145)	$40.36	—	—
Vested/Converted	(81,207)	$47.15	—	—

Balance, December 31, 2007	9,507,935	$42.35	35,310	$43.16

Granted (including 208,596 RSUs relating to dividend participation)	14,032,621	$37.02	35,784	$37.19
Forfeited	(635,753)	$40.40	—	—
Vested/Converted	(763,335)	$37.90	(5,838)	$38.28

Balance, December 31, 2008	22,141,468	$39.17	65,256	$40.32

As of December 31, 2008, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $457,839, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.2 years subsequent to December 31, 2008 (exclusive of the acceleration of unrecognized RSU compensation expense included within the compensation and benefits expense charge related to the Company’s workforce reductions and realignments announced in February, 2009 (see Note 22 of Notes to Consolidated Financial Statements)). The ultimate amount of such expense is dependent upon the actual number of RSUs that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Incentive Awards Granted In February, 2009

In February, 2009, the Company granted 6,512,301 RSUs to eligible employees that vest on March 1, 2013, and had an average fair value on the date of grant of $31.17 per RSU. A portion of the incentive awards also included a deferred cash component aggregating $147,206, which vests over a maximum four-year period. Such deferred cash awards vest and are payable $48,048 on November 30, 2009, $35,157 on each of November 30, 2010 and February 28, 2012 and $28,844 on February 28, 2013. Payments are subject to the employee meeting the vesting requirements, and, except for the November 30, 2009 payment, earn interest at an annual rate of 5%. The compensation expense with respect to the RSU and deferred cash component awards, net of estimated forfeitures, will be recognized over weighted average periods of 4.0 and 2.2 years, respectively.

Share Repurchase Program

The Board of Directors of Lazard Ltd has authorized, on a cumulative basis, the repurchase of up to $500,000 in aggregate cost of its Class A common stock and Lazard Group common membership interests through December 31, 2009. The Company expects that the share repurchase program, with respect to the Class A common stock, will be used primarily to offset a portion of the shares that have been or will be issued under the Equity Incentive Plan and the 2008 Plan. Purchases may be made in the open market or through privately negotiated transactions. During the year ended December 31, 2008 (including the shares purchased separately from, but in connection with, the 2008 Secondary Offering described above), Lazard Group purchased 8,308,170 shares of Class A common stock at an average price of $33.35 per share and 71,852 Lazard Group common membership interests at an average price of $35.61 per common membership interest. During the years ended December 31, 2007 and 2006, Lazard Group purchased 1,678,600 and 115,000 shares, respectively, of Class A common stock in the open market for an aggregate cost of $68,052 and $4,179, respectively (at average purchase prices of $40.54 per share and $36.34 per share, respectively). As a result of Lazard Group’s delivery of 644,854 shares and 80,754 shares for the settlement of vested RSUs and DSUs during the years ended December 31, 2008 and 2007, respectively, there were 9,376,162 shares of Class A common stock held by Lazard Group at December 31, 2008. Such Class A common shares are reported, at cost, as a reduction of members’ equity within the consolidated statements of financial condition. Furthermore, pursuant to the share repurchase program, during the year ended December 31, 2007 Lazard Group purchased 583,899 common membership interests from LAZ-MD Holdings in privately negotiated transactions with an aggregate cost of $21,840 ($37.40 per common membership interest).

As of December 31, 2008, $126,306 of the initial $500,000 repurchase authorization remained available under the share repurchase program.

Accumulated Other Comprehensive Income (Loss), Net of Tax

The components of “accumulated other comprehensive income (loss), net of tax” at December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
Currency translation adjustments	$(27,299)	$124,462
Interest rate hedge	(6,851)	(8,097)
Net unrealized loss on available-for-sale securities	(41,512)	(670)
Employee benefit plans	(45,745)	(60,022)

Accumulated other comprehensive income (loss), net of tax	$(121,407)	$55,673

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

17.	EMPLOYEE BENEFIT PLANS

The Company, through its subsidiaries, provides retirement and other post-employment benefits to certain of its employees through defined contribution and defined benefit pension plans and other post-retirement benefit plans. The Company has the right to amend or terminate its benefit plans at any time subject to the terms of such plans. Expenses (benefits) related to the Company’s employee benefit plans are included in “compensation and benefits” expense on the consolidated statements of operations. The Company uses December 31 as the measurement date for its employee benefit plans.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which the Company adopted as of December 31, 2006. In accordance with SFAS No. 158, the Company recognized, in its consolidated statement of financial condition at December 31, 2006, the funded status of its defined benefit pension and other post-retirement benefit plans, as measured by the difference between the fair value of the plan assets and the corresponding benefit obligations. Additionally, pursuant to SFAS No. 158, actuarial gains and losses and prior service costs and credits that arise during the year are to be recognized in accumulated other comprehensive income (loss), net of tax, to the extent such items are not recognized in earnings as a component of net periodic benefit cost (credit).

The Company’s pension and post-retirement benefits plans are described below.

LFNY Defined Benefit Pension Plans and Post-Retirement Benefit Plan—LFNY has two non-contributory defined benefit pension plans—the Employees’ Pension Plan (“EPP”), which provides benefits to participants based on certain averages of compensation, as defined, and the Employees’ Pension Plan Supplement (“EPPS”), which provides benefits to certain employees whose compensation exceeds a defined threshold. It is LFNY’s policy to fund EPP to meet the minimum funding standard as prescribed by the Employee Retirement Income Security Act of 1974 (“ERISA”). EPPS is a non-qualified supplemental plan that was unfunded at December 31, 2008. LFNY utilizes the “projected unit credit” actuarial method for financial reporting purposes.

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

Effective January 1, 2005, post-retirement health care benefits are no longer offered to those managing directors and employees hired on or after the effective date and for those managing directors and employees hired before the effective date who attain the age of 40 after December 31, 2005. In addition, effective January 1, 2006, the cost sharing policy changed for those who qualify for the benefit. LFNY amended the Medical Plan effective January 1, 2008, such that employees and managing directors who meet the Medical Plan’s age and service requirements have the ability, upon retirement, to elect to purchase medical coverage through the Medical Plan at no cost to LFNY.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Settlement Transactions Relating to LFNY’s EPP, EPPS and Medical Plan—During the years ended December 31, 2008 and 2006, the Company recognized settlement losses of $1,041 and $1,139, respectively, attributable to settlements with pension plan participants who elected lump sum payments upon their retirement or discontinuation of service to the Company. Additionally, during the year ended December 31, 2006, the Company recognized a settlement loss of $303 as a result of settlement of post-retirement medical plan obligations associated with employees of the separated business. The losses described herein were included in “compensation and benefits” expense on the consolidated statements of operations.

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

Termination of LCH’s Post-Retirement Medical Plan—In April 2004, LCH announced a plan to terminate its post-retirement medical plan. As a result of such action, benefits available to eligible active employees and retirees ceased on February 28, 2007. In accordance with SFAS No. 106, “Employers’ Accounting for Post-Retirement Benefits Other Than Pensions,” the Company recognized the effect of such termination as a reduction of employee compensation and benefits expense over the period ending February, 2007. For the years ended December 31, 2008, 2007 and 2006, “compensation and benefits” expense on the consolidated statements of operations was reduced by $146, $1,695 and $9,515, respectively, related to the effect of such termination.

Employer Contributions and Indemnities from LFCM Holdings—As of December 31, 2005, Lazard Group’s principal U.K. pension plans had a combined deficit of approximately $46,800 (or approximately 27.2 million British pounds). This deficit would ordinarily be funded over time. In the third quarter of 2005, agreements were executed between Lazard Group and the trustees of such pension plans dealing with a plan for the future funding of the deficit. As part of the separation, the Company made a contribution to LFCM Holdings of $55,000 in connection with the provision by LFCM Holdings of support relating to U.K. pension liabilities and other indemnities. During the years ended December 31, 2008, 2007 and 2006, contributions of approximately $16,200, $16,400 and $30,500 respectively (equaling 8.2 million British pounds, 8.2 million British pounds and 16.4 million British pounds for the years ended December 31, 2008, 2007 and 2006, respectively) were made to the Company’s defined benefit pension plans in the U.K., of which 15.0 million British pounds were reimbursed by LFCM Holdings for the year ended December 31, 2006, with such reimbursement by LFCM Holdings, combined with a reimbursement for the year ended December 31, 2005, in full satisfaction of their obligation of support described above. At December 31, 2008, the U.K. pension plans had a combined surplus of $39,589.

The Company is contingently obligated to make further contributions to the pension plans depending on the cumulative performance of the plans’ assets against specific benchmarks as measured on June 1, 2009 (the “measurement date”) and June 1, 2010 (the “remeasurement date”). Any liability, as determined on the measurement date, would be funded over four years in equal monthly installments and will be subject to further adjustment on the remeasurement date. Any remaining liability as of the remeasurement date will be payable over the subsequent four years in equal monthly installments. The estimated liability related to the cumulative underperformance as of December 31, 2008, if such date had been the measurement date of the plans’ assets, would amount to approximately $26,400.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following table summarizes LFNY’s and LCH’s benefit obligations, the fair value of the assets, the funded status and amounts recognized in the consolidated statements of financial condition at December 31, 2008 and 2007:

	Pension Plans December 31,		Pension Plan Supplement December 31,		Post-Retirement Medical Plans December 31,
	2008	2007	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$552,942	$532,129	$1,008	$1,102	$6,977	$10,303
Service cost					117	165
Interest cost	28,921	27,368	66	58	412	435
Amendments					(146)	(1,700)
Actuarial (gain) loss	(50,363)	2,552	47	(130)	(139)	(1,631)
Benefits paid	(18,689)	(20,958)	(16)	(22)	(432)	(643)
Foreign currency translation adjustment	(146,127)	11,851			(55)	48

Benefit obligation at end of year	366,684	552,942	1,105	1,008	6,734	6,977

Change in plan assets
Fair value of plan assets at beginning of year	574,194	535,168
Actual return on plan assets	(26,004)	31,592
Employer contributions	16,192	16,409	16	22	432	643
Benefits paid	(18,689)	(20,958)	(16)	(22)	(432)	(643)
Foreign currency translation adjustment	(145,329)	11,983

Fair value of plan assets at end of year	400,364	574,194	—	—	—	—

Funded surplus (deficit) at end of year	$33,680	$21,252	$(1,105)	$(1,008)	$(6,734)	$(6,977)

Amounts recognized in the consolidated statements of financial condition consist of:
Prepaid pension asset (included in “other assets”)	$39,589	$21,252
Accrued benefit liability (included in “other liabilities”)	(5,909)		$(1,105)	$(1,008)	$(6,734)	$(6,977)

Net amount recognized	$33,680	$21,252	$(1,105)	$(1,008)	$(6,734)	$(6,977)

Amounts recognized in “accumulated other comprehensive (income) loss” (excluding tax charge of $3,196 and $356 at December 31, 2008 and 2007, respectively) consist of:
Actuarial net (gain) loss	$44,048	$62,368	$(68)	$(115)	$973	$1,199
Prior service credit					(2,404)	(3,786)

Net amount recognized	$44,048	$62,368	$(68)	$(115)	$(1,431)	$(2,587)

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following table summarizes the fair value of plan assets, the accumulated benefit obligation and the projected benefit obligation at December 31, 2008 and 2007:

	LFNY Pension Plans As Of December 31,		LCH Pension Plans As Of December 31,		Total
	2008	2007	2008	2007	2008	2007
Fair value of plan assets	$20,332	$27,962	$380,032	$546,232	$400,364	$574,194
Accumulated benefit obligation	$26,241	$24,334	$340,443	$528,608	$366,684	$552,942
Projected benefit obligation	$26,241	$24,334	$340,443	$528,608	$366,684	$552,942

The following table summarizes the components of benefit costs, the return on plan assets, benefits paid, contributions and other amounts recognized in “accumulated other comprehensive income (loss), net of tax” for the years ended December 31, 2008, 2007 and 2006 for LFNY and LCH:

	Pension Plans For The Years Ended December 31,			Pension Plan Supplement For The Years Ended December 31,			Post-Retirement Medical Plans For The Years Ended December 31,
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Components of net periodic benefit cost (credit):
Service cost			$1,595				$117	$165	$134
Interest cost	$28,921	$27,368	24,815	$ 66	$58	$62	412	435	362
Expected return on plan assets	(33,451)	(33,579)	(29,027)
Amortization of:
Prior service credit							(1,382)	(1,382)	(1,382)
Net actuarial loss	376	379	1,796				87	584	283

Net periodic benefit cost (credit)	(4,154)	(5,832)	(821)	66	58	62	(766)	(198)	(603)
Settlements (curtailments)	1,041		1,139			(7)	(146)	(1,695)	(9,212)

Total benefit cost (credit)	$(3,113)	$(5,832)	$318	$ 66	$58	$55	$(912)	$(1,893)	$(9,815)

Actual return on plan assets	$(26,004)	$31,592	$31,432
Employer contributions	$16,192	$16,409	$32,673	$ 16	$22	$128	$432	$643	$1,380
Benefits paid	$18,689	$20,958	$28,272	$ 16	$22	$128	$432	$643	$1,380

Other changes in plan assets and benefit obligations recognized in “accumulated other comprehensive (income) loss” (excluding tax charge (benefit) of $2,840 and $(478) during the years ended December 31, 2008 and 2007, respectively):

Net actuarial (gain) loss	$(1,533)	$4,540		$ 47	$(130)		$(139)	$(1,631)
Reclassification of prior service credit to earnings							1,382	1,382
Reclassification of actuarial (gain) loss to earnings	(1,418)	(379)					(87)	(584)
Currency translation adjustment	(15,369)	1,139

Total recognized in other comprehensive income (loss)	$(18,320)	$5,300		$ 47	$(130)		$1,156	$(833)

Net amount recognized in total periodic benefit cost and other comprehensive income (loss)	$(21,433)	$(532)		$113	$(72)		$244	$(2,726)

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The amounts in “accumulated other comprehensive income (loss), net of tax” on the consolidated statement of financial condition as of December 31, 2008 that are expected to be recognized as components of net periodic benefit cost (credit) for the year ending December 31, 2009 are as follows:

	Pension Plans	Pension Plan Supplement	Post- Retirement Medical Plans	Total
Prior service credit	$—	$—	$(1,382)	$(1,382)
Net actuarial (gain) loss	$1,359	$—	$110	$1,469

The assumptions used to develop actuarial present value of the projected benefit obligation and net periodic pension cost are set forth below:

	Pension Plans As Of Or For the Years Ended December 31,			Pension Plan Supplement As Of Or For the Years Ended December 31,			Post-Retirement Medical Plans As Of Or For the Years Ended December 31,
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Weighted average assumptions used to determine benefit obligations:
Discount rate	6.2%	5.8%	4.8%	5.8%	6.5%	5.5%	5.8%	6.5%	5.5%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.8%	5.1%	5.2%	6.5%	5.5%	5.5%	6.5%	5.5%	5.5%
Expected long-term rate of return on plan assets	6.3%	6.1%	6.1%
Healthcare cost trend rates used to determine net periodic benefit cost:
Initial							9.0%	10.0%	8.0%
Ultimate							6.0%	6.0%	6.0%
Year ultimate trend rate achieved							2014	2011	2008

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The assumed cost of healthcare has an effect on the amounts reported for the Company’s post-retirement plans. A 1% change in the assumed healthcare cost trend rate would increase (decrease) our cost and obligation as follows:

	1% Increase		1% Decrease
	2008	2007	2008	2007
Cost	$63	$81	$(53)	$(68)
Obligation	$805	$791	$(688)	$(678)

Expected Benefit Payments—The following table summarizes the expected benefit payments for the Company’s plans for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

	Pension Plans	Pension Plan Supplement	Post-Retirement Medical Plans
2009	$13,212	$123	$374
2010	15,727	55	411
2011	16,668	137	435
2012	16,715	98	488
2013	18,609	35	529
2014-2018	111,729	360	2,575

Plan Assets—The Company’s weighted-average asset allocations relating to the Company’s pension plans at December 31, 2008 and 2007, by asset category, are as follows:

	December 31,
	2008	2007
Asset Category
Equity Securities	38%	42%
Debt Securities	61	55
Other (includes cash, annuities and accrued dividends)	1	3

Total	100%	100%

Investment Policies and Strategies—The primary investment goal is to ensure that the plans remain well funded, taking account of the likely future risks to investment returns and contributions. As a result, a portfolio of assets is maintained with appropriate liquidity and diversification that can be expected to generate long-term future returns that minimize the long-term costs of the pension plan without exposing the trust to an unacceptable risk of under-funding. The Company’s likely future ability to pay such contributions as are required to maintain the funded status of the plans over a reasonable time period is considered when determining the level of risk that is appropriate.

Defined Contribution Plans—Pursuant to certain matching contributions by the Company, LFNY and LCH contribute to employer sponsored defined contribution plans. Such contributions amounted to $10,316, $9,294 and $7,944 for the years ended December 31, 2008, 2007 and 2006, respectively, which are included in “compensation and benefits” expense on the consolidated statements of operations. Effective April 1, 2006, the LCH defined contribution plan was amended to provide benefits to substantially all its employees who were previously covered under the LCH defined benefit pension plans.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

18.	INCOME TAXES

The Company’s provisions for income taxes for the years ended December 31, 2008, 2007 and 2006 was $29,691, $88,786 and $64,559, respectively, representing effective tax rates on operating income of 70.6%, 20.4% and 19.3%, respectively. Excluding the impact of the LAM Merger in the third quarter of 2008 (see Note 4 of Notes to Consolidated Financial Statements), which served to reduce operating income by $199,550 and includes an income tax benefit of $7,427, the Company’s effective tax rate on operating income for the year ended December 31, 2008 was 15.4%.

Although a portion of Lazard Group’s income is subject to U.S. federal income taxes, the principal difference between the U.S. federal statutory tax rate of 35.0% and Lazard Group’s effective tax rates (excluding the impact of the LAM Merger) is due to Lazard Group primarily operating in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income from its U.S. operations is generally not subject to U.S. federal income taxes because taxes associated with such income represent obligations of the individual partners. Lazard Group, however, is subject to New York City Unincorporated Business Tax (“UBT”) which is attributable to Lazard Group’s operations apportioned to New York City. UBT is incremental to the U.S. federal statutory tax rate. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes.

The components of the Company’s provision for income taxes for the years ended December 31, 2008, 2007 and 2006, and a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rates for such periods are shown below.

Income taxes for the years ended December 31, 2008, 2007 and 2006 consist of the following:

	Year Ended December 31,
	2008	2007	2006
Current expense:
Federal	$3,201	$955	$29
Foreign	37,085	83,939	64,524
State and local (primarily UBT)	6,664	10,891	4,296

Total current	46,950	95,785	68,849

Deferred expense (benefit):
Foreign	(17,259)	(6,999)	(4,290)

Total deferred	(17,259)	(6,999)	(4,290)

Total	$29,691	$88,786	$64,559

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rates is set forth below:

	Year Ended December 31,
	2008	2007	2006
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Rate benefit for U.S. partnership operations	(35.0)	(35.0)	(35.0)
Foreign taxes	11.2	17.6	18.1
State and local taxes (primarily UBT)	2.9	2.5	1.2
Other, net	1.3	0.3	—

Sub-total	15.4	20.4	19.3
Impact of charge relating to the LAM Merger in the third quarter of 2008	55.2	—	—

Effective income tax rate	70.6%	20.4%	19.3%

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

	December 31,
	2008	2007
Deferred Tax Assets:
Compensation and benefits	$47,357	$19,688
Depreciation and amortization	1,356	2,418
Basis adjustments recorded primarily as a result of the reorganization related to the separation and recapitalization transactions that occurred in 2005 and the 2006 and 2008 Secondary Offerings	58,384	61,653
Property	3,373	4,607
Net operating loss and tax credit carryforwards	37,172	68,311
Cumulative currency translation adjustments	2,021	—
Other	5,136	2,408

Gross deferred tax assets	154,799	159,085
Valuation allowance	(108,312)	(125,214)

Total deferred tax assets (net of valuation allowance)	$46,487	$33,871

Deferred Tax Liabilities:
Pensions	$11,084	$4,005
Cumulative currency translation adjustments	—	2,443
Unrealized gains on investments	2,590	4,398
Depreciation and amortization	18,515	20,545
Other	282	1,296

Total deferred tax liabilities	$32,471	$32,687

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

As a result of a reorganization of the ownership structure of several legal entities that occurred within Lazard Group during the year ended December 31, 2007, certain deferred tax assets previously reflected by Lazard Ltd were recorded by Lazard Group. These deferred tax assets primarily relate to a step-up in tax basis of net assets that occurred concurrently with the separation and recapitalization transactions by Lazard Ltd during 2005 and the Secondary Offering that occurred during 2006. These deferred tax assets have been fully offset by a valuation allowance due to the uncertainty of the realization of the benefits of the tax versus book basis differences.

The Company’s net operating loss and tax credit carryforwards primarily relate to (i) carryforwards in the U.K., at December 31, 2008 and 2007, which may be carried forward indefinitely, subject to various limitations, and (ii) carryforwards in Italy and the U.S., at December 31, 2008 and 2007, which begin expiring in years after 2011.

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

With few exceptions, the Company is no longer subject to income tax examination by foreign tax authorities for years prior to 2004 and by U.S. federal, state and local tax authorities for years prior to 2005. While we are under examination in various tax jurisdictions with respect to certain open years, the Company believes that the result of any final determination related to these examinations is not expected to have a material impact on its financial statements. Developments with respect to such examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.

A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2008 and 2007 is as follows:

	Year Ended December 31,
	2008	2007
Balance, January 1, 2008 and 2007 (excluding interest and penalties of $5,195 and $5,132, respectively)	$23,368	$26,123
Increases in gross unrecognized tax benefits relating to tax positions taken during:
Prior years	4,011	—
Current year	7,846	5,486
Decreases in gross unrecognized tax benefits relating to:
Tax positions taken during prior years	(393)	(7,052)
Settlements with taxing authorities	(212)	(702)
Lapse of the applicable statute of limitations	(3,364)	(487)

Balance, December 31, 2008 and 2007 (excluding interest and penalties of $5,408 and $5,195, respectively)	$31,256	$23,368

The amount of unrecognized tax benefits at December 31, 2008 that, if recognized, would favorably affect the effective tax rate for the year ended December 31, 2008 is $27,770 as a valuation allowance of $8,894 would

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

be established against the deferred tax assets previously offset by the unrecognized tax benefit. Such amount includes $5,408 of interest and penalties accrued in the statement of financial condition, of which $213 was recognized as an increase to current income tax expense during the year ended December 31, 2008 after giving effect to a reversal of interest and penalties of $1,730 in connection with the decreases referred to in the table above. The amount of unrecognized tax benefits at December 31, 2007 that, if recognized, would favorably affect the effective tax rate is $25,477 as a valuation allowance of $3,086 would be established against the deferred tax assets previously offset by the unrecognized tax benefit. Such amount includes $5,195 of interest and penalties accrued in the statement of financial condition, of which $63 was recognized in current income tax expense during the year ended December 31, 2007 after giving effect to a reversal of interest and penalties of $1,002 in connection with the decreases referred to in the table above. The decreases in gross unrecognized tax benefits pertaining to tax positions taken during prior years results primarily from the favorable conclusion of tax audits.

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits recorded at December 31, 2008 will decrease within 12 months by an amount up to $4,011 as a result of the lapse of the statute of limitations in various taxing jurisdictions.

19.	RELATED PARTIES

Amounts receivable from, and payable to, related parties as of December 31, 2008 and December 31, 2007 are set forth below:

	December 31, 2008	December 31, 2007
Receivables
LFCM Holdings	$10,377	$28,906
LAZ-MD Holdings	—	1,280
Lazard Ltd Subsidiaries	56,114	91
Other	—	101

Total	$66,491	$30,378

Payables
LFCM Holdings	$704	$964
Lazard Ltd Subsidiaries	262,875	53,841
Other	396	—

Total	$263,975	$54,805

LFCM Holdings

LFCM Holdings owns and operates the capital markets business and fund management activities as well as other specified non-operating assets and liabilities that were transferred by Lazard Group (referred to as “the separated businesses”) in May, 2005 and is owned by the current and former working members, including certain of Lazard’s current and former managing directors (which also include our executive officers) who are also members of LAZ-MD Holdings. In addition to the master separation agreement, LFCM Holdings entered into an insurance matters agreement and a license agreement that addressed various business matters associated with the separation, as well as several other agreements discussed below.

Under the employee benefits agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings, LFCM Holdings generally assumed, as of the completion of the

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

separation and recapitalization transactions, all outstanding and future liabilities in respect of the current and former employees of the separated businesses. The Company retained all accrued liabilities under, and assets of, the pension plans in the U.S. and the U.K. as well as the 401(k) Plan accounts of the inactive employees of LFCM Holdings and its subsidiaries. See Note 17 of Notes to Consolidated Financial Statements for additional information regarding employer contributions and indemnities from LFCM Holdings.

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

The services provided pursuant to the administrative services agreement by Lazard Group to LFCM Holdings and by LFCM Holdings to Lazard Group generally expired December 31, 2008, and were subject to automatic annual renewal, unless either party gives 180 days’ notice of termination. As of December 31, 2008, neither party has given the required notice of termination, and the agreement has been automatically renewed for a period of one year. LFCM Holdings and Lazard Group have a right to terminate the services earlier if there is a change of control of either party or the business alliance provided in the business alliance agreement expires or is terminated. The party receiving a service may also terminate a service earlier upon 180 days’ notice as long as the receiving party pays the service provider an additional three months of service fee for terminated service. In addition, in connection with the various agreements entered into in connection with the CP II MgmtCo Spin-Off, Lazard Group agreed to provide certain specified services to LFCM Holdings (which, in turn, LFCM Holdings may provide to CP II MgmtCo) and to generally not terminate such specified services until June 30, 2010.

The business alliance agreement provides, among other matters, that Lazard Group will refer to LFCM Holdings selected opportunities for underwriting and distribution of securities. In addition, Lazard Group will provide assistance in the execution of any such referred business. In exchange for the referral obligation and assistance, Lazard Group will receive a referral fee from LFCM Holdings equal to approximately one-half of the revenue obtained by LFCM Holdings in respect of any underwriting or distribution opportunity. In addition, LFCM Holdings will refer opportunities in the Financial Advisory and Asset Management businesses to Lazard Group. In exchange for this referral, LFCM Holdings will be entitled to a customary finders’ fee from Lazard Group. The business alliance agreement further provides that, during the term of the business alliance, LFNY and Lazard Asset Management Securities LLC, an indirect wholly-owned subsidiary of LFNY, will introduce execution and settlement transactions to broker-dealer entities affiliated with LFCM Holdings. The term of the business alliance will expire on the fifth anniversary of the equity public offering, subject to periodic automatic renewal, unless either party elects to terminate in connection with any such renewal or elects to terminate on account of a change of control of either party.

For the years ended December 31, 2008, 2007 and 2006, amounts recorded by Lazard Group relating to administrative and support services under the administrative services agreement amounted to $7,138, $3,769 and $5,322, respectively, and shared fees, including referral fees for underwriting and private placement transactions under the business alliance agreement, amounted to $26,472, $31,722 and $14,491, respectively. Such amounts are reported as reductions to operating expenses and as “revenue-other”, respectively.

In connection with the separation, Lazard Group transferred to LFCM Holdings its ownership interest in Panmure Gordon & Co. plc (“PG&C”). Lazard Group and LFCM Holdings agreed to share any net cash proceeds

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

derived prior to May 2013 from any subsequent sale by LFCM Holdings of the shares it owns in PG&C. As a result of LFCM Holdings selling a portion of its interest in PG&C in June, 2007, the Company recorded a gain of $9,296, which is included in “revenue-other” on the consolidated statement of operations for the year ended December 31, 2007. Such amount is included in the receivable from LFCM Holdings as of December 31, 2007 and was subsequently paid on April 30, 2008. The above-mentioned transaction resulted in a $4,025 increase in operating income for year ended December 31, 2007. As of December 31, 2008 and 2007, LFCM Holdings owned 15.6% and 17.5% of PG&C, respectively.

The remaining receivables from LFCM Holdings and its subsidiaries as of December 31, 2008 and 2007 primarily include $4,085 and $7,037, respectively, related to the lease indemnity agreement, $4,949 and $5,312, respectively, related to administrative and support services and reimbursement of expenses incurred on behalf of LFCM Holdings and $1,087 and $5,853, respectively, related to referral fees for underwriting and private placement transactions.

See Note 16 of Notes to Consolidated Financial Statements for information regarding the 2006 Primary and Secondary Offerings and the 2008 Secondary Offering, and for which LCM participated as an underwriter. In addition, see Notes 10 and 15 of Notes to Consolidated Financial Statements for information regarding the CP MgmtCo Spin-Off and the Sapphire IPO, respectively.

LAZ-MD Holdings

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the years ended December 31, 2008, 2007 and 2006, such charges amounted to $750, $1,300 and $200, respectively.

Lazard Ltd Subsidiaries

Lazard Group’s receivables from subsidiaries of Lazard Ltd at December 31, 2008 include interest-bearing loans, and amount to $55,715, including accrued interest thereon.

As of December 31, 2008, Lazard Group’s payables to subsidiaries of Lazard Ltd included $64,512 related to the LAM Merger (see Note 4 of Notes to Consolidated Financial Statements). As of December 31, 2008 and December 31, 2007, Lazard Group’s payables to subsidiaries of Lazard Ltd included amounts payable in connection with Lazard Group’s acquisition of GAHL and Lazard Ltd’s acquisition of CWC and subsequent contribution of CWC to Lazard Group of $43,634 and $52,768, respectively (see Note 8 of Notes to Consolidated Financial Statements). In addition, Lazard Group’s payables to subsidiaries of Lazard Ltd as of December 31, 2008 include interest-bearing loans, and amount to $154,706, including accrued interest thereon, with related interest expense during 2008 amounting to $1,847.

Other

For the year ended December 31, 2008, expenses recorded by Lazard Group relating to referral fees for restructuring transactions and fee sharing with MBA amounted to $2,397. At December 31, 2008, the balance of such related party transactions are included within “related party payables” in the accompanying consolidated statement of financial condition. There were no such amounts payable at December 31, 2007.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

20.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. At December 31, 2008, LFNY’s regulatory net capital was $80,486, which exceeded the minimum requirement by $73,157.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Services Authority. At December 31, 2008, the aggregate regulatory net capital of the U.K. Subsidiaries was $172,583, which exceeded the minimum requirement by $140,787.

CFLF, through which non-corporate finance advisory activities are carried out in France, is subject to regulation by the Commission Bancaire and the Comité des Etablissements de Crédit et des Entreprises d’Investissement for its banking activities conducted through its subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management) and Fonds Partenaires Gestion (private equity), are subject to regulation and supervision by the Autorité des Marchés Financiers. At December 31, 2008, the consolidated regulatory net capital of CFLF was $204,577, which exceeded the minimum requirement set for regulatory capital levels by $102,739.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At December 31, 2008, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $71,254, which exceeded the minimum required capital by $56,512.

At December 31, 2008, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

Effective April 1, 2008, Lazard Ltd became subject to supervision by the SEC as a Supervised Investment Bank Holding Company (“SIBHC”). As a SIBHC, Lazard Ltd is subject to group-wide supervision, which requires it to compute allowable capital and risk allowances on a consolidated basis. Reporting as a SIBHC began in the second quarter of 2008. We believe that Lazard Ltd is the only institution currently subject to supervision by the SEC as a SIBHC. We are currently in discussions with the SEC regarding the scope and nature of Lazard Ltd’s reporting and other obligations under the SIBHC program.

21.	SEGMENT OPERATING RESULTS

The Company’s reportable segments offer different products and services and are managed separately as different levels and types of expertise are required to effectively manage the segments’ transactions. Each segment is reviewed to determine the allocation of resources and to assess its performance. The Company’s principal operating activities are included in two business segments: Financial Advisory which includes providing advice on M&A and strategic advisory matters, restructurings and capital structure advisory services, capital raising and other transactions, and Asset Management which includes the management of equity and fixed income securities and alternative investment and private equity funds. In addition, the Company records selected other activities in its Corporate segment, including management of cash, certain investments and the commercial banking activities of LFB. The Company also allocates outstanding indebtedness to its Corporate segment.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The Company’s segment information for the years ended December 31, 2008, 2007 and 2006 is prepared using the following methodology:

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

There were no clients for the years ended December 31, 2008, 2007 and 2006 that individually constituted more than 10% of the net revenue of either of the Company’s business segments.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		As Of Or For The Year Ended December 31,
		2008	2007	2006
Financial Advisory	Net Revenue	$1,022,913	$1,240,177	$973,337
	Operating Expenses (a)	796,970	920,705	722,151

	Operating Income (b)	$225,943	$319,472	$251,186

	Total Assets	$739,444	$811,752	$452,627

Asset Management	Net Revenue	$614,781	$724,751	$553,212
	Operating Expenses (a)	678,170	539,800	418,022

	Operating Income (Loss) (c)	$(63,389)	$184,951	$135,190

	Total Assets	$419,858	$580,716	$418,538

Corporate	Net Revenue	$(82,725)	$(48,035)	$(33,380)
	Operating Expenses (a)	37,800	20,324	19,320

	Operating Income (Loss)	$(120,525)	$(68,359)	$(52,700)

	Total Assets	$1,726,280	$2,371,474	$2,316,042

Total	Net Revenue	$1,554,969	$1,916,893	$1,493,169
	Operating Expenses (a)	1,512,940	1,480,829	1,159,493

	Operating Income	$42,029	$436,064	$333,676

	Total Assets	$2,885,582	$3,763,942	$3,187,207

(a)	Operating expenses include depreciation and amortization of property as set forth in table below.

	Year Ended December 31,
	2008	2007	2006
Financial Advisory	$5,583	$4,508	$3,311
Asset Management	3,451	2,888	2,525
Corporate	11,791	9,338	8,446

Total	$20,825	$16,734	$14,282

(b)	Operating income in 2008 and 2007, excluding amortization of intangible assets of $3,470 and $21,523 related to acquisitions, was $229,413 and $340,995, respectively.

(c)	Operating income in 2008, excluding the $197,550 compensation and benefits portion of the charge relating to the LAM Merger in the third quarter and amortization of intangible assets of $1,126 related to acquisitions, was $135,287.

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following table sets forth the net revenue from, and identifiable assets for, the Company and its consolidated subsidiaries by geographic region allocated on the basis described above.

	As Of Or For The Year Ended December 31,
	2008	2007	2006
Net Revenue:
United States	$791,468	$971,193	$775,609
United Kingdom	224,520	275,536	245,409
France	257,381	358,074	267,806
Other Western Europe	159,141	186,270	158,897
Rest of World	122,459	125,820	45,448

Total	$1,554,969	$1,916,893	$1,493,169

Operating Income:
United States (a)	$(35,770)	$230,482	$196,786
United Kingdom	22,915	59,363	82,702
France	21,609	94,582	62,425
Other Western Europe	16,941	26,365	11,462
Rest of World	16,334	25,272	(19,699)

Total	$42,029	$436,064	$333,676

Identifiable Assets:
United States	$1,159,121	$1,471,009	$983,592
United Kingdom	250,788	352,695	335,953
France	1,128,714	1,518,606	1,663,523
Other Western Europe	176,282	216,094	160,814
Rest of World	170,677	205,538	43,325

Total	$2,885,582	$3,763,942	$3,187,207

(a)	Operating income in 2008 and 2007, excluding the $199,550 charge relating to the impact of the LAM Merger in the third quarter of 2008, and amortization of intangible assets of $4,596 and $21,523 in 2008 and 2007, respectively, was $168,376 and $252,005, respectively.

22.    SUBSEQUENT EVENT

In February, 2009 the Company announced that, to further optimize its mix of personnel, it will implement certain staff reductions and realignments of personnel. As a result, it expects to record a pre-tax charge in the first quarter of 2009 (principally consisting of compensation and benefits expense) of approximately $60,000.

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY RESULTS (UNAUDITED)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2008 and 2007. These quarterly results were prepared in conformity with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	2008 Fiscal Quarter
	First	Second	Third	Fourth	Year
	(dollars in thousands)
Net revenue	$307,508	$466,855	$405,536	$375,070	$1,554,969
Operating expenses	289,711	378,705	540,201	304,323	1,512,940

Operating income (loss)	$17,797	$88,150	$(134,665)	$70,747	$42,029

Net income (loss)	$16,714	$72,450	$(131,388)	$67,895	$25,671

	2007 Fiscal Quarter
	First	Second	Third	Fourth	Year
	(dollars in thousands)
Net revenue	$369,070	$421,172	$541,887	$584,764	$1,916,893
Operating expenses	290,802	331,542	423,317	435,168	1,480,829

Operating income	$78,268	$89,630	$118,570	$149,596	$436,064

Net income	$63,364	$68,780	$91,678	$118,312	$342,134

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2008 (the end of the period covered by this Annual Report on Form 10-K). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Amendments to Retention Agreements

On February 26, 2009, Lazard, Lazard Ltd and Michael J. Castellano, Chief Financial Officer of Lazard and Lazard Ltd, entered into an amendment to Mr. Castellano’s agreement relating to retention and noncompetition and other covenants, which was entered into on May 4, 2005, and was previously amended on May 7, 2008. The amendment provides that if Mr. Castellano voluntarily retires on or after March 31, 2011, the restricted stock units and deferred cash awards that he currently holds, as well as any restricted stock units and deferred cash awards that he is granted in later years as part of ordinary annual incentive compensation, will continue to vest on the original vesting dates, subject only to his compliance with the applicable restrictive covenants through the applicable vesting date (without regard to the earlier expiration of the stated duration of any such restricted covenant), and will not be forfeited upon the termination of his employment.

In addition, on February 26, 2009, Lazard, Lazard Ltd and Steven J. Golub, Vice Chairman of Lazard and Lazard Ltd, entered into an amendment to Mr. Golub’s agreement relating to retention and noncompetition and other covenants, which was entered into on May 7, 2008. The amendment clarifies that the existing terms of Mr. Golub’s agreement that specify the treatment of his restricted stock units upon retirement (which are the same as the terms in Mr. Castellano’s amendment, described above) will also apply to his deferred cash awards.

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

Class III Directors with Terms Expiring in 2009

Steven J. Heyer, age 56, has served as a director of Lazard Ltd and Lazard Group since June 2005. Mr. Heyer is currently the Chairman and Co-Chief Executive Officer of Electric Eye Entertainment Corp. Mr. Heyer was the Chief Executive Officer of Starwood Hotels & Resorts Worldwide from October 2004 until April 2007. Prior to joining Starwood, he was President and Chief Operating Officer of The Coca-Cola Company from 2002 to September 2004. From 1994 to 2001 he was President and Chief Operating Officer of Turner Broadcasting System, Inc., and a member of AOL Time Warner’s Operating Committee. Previously, Mr. Heyer was President and Chief Operating Officer of Young & Rubicam Advertising Worldwide, and before that spent 15 years at Booz Allen & Hamilton, ultimately becoming Senior Vice President and Managing Partner. He is a member of the Board of Directors of Omnicare, Inc., the National Collegiate Athletic Association and the Special Olympics. Mr. Heyer has ownership positions in a portfolio of private companies and is a member of many of their Boards of Directors. Mr. Heyer is the chairman of the Compensation Committee and a member of the Nominating & Governance Committee of the board of directors of Lazard Ltd.

Sylvia Jay, CBE, age 62, has served as a director of Lazard Ltd and Lazard Group since March 2006. Lady Jay is Vice Chairman of L’Oreal UK, a position she has held since September 2005. From January 2001 to August 2005, she was the Director General of the Food & Drink Federation, a UK trade body. Lady Jay joined the United Kingdom Civil Service in 1971. Her civil service career, until she resigned in 1995, mainly concerned government financial aid to developing countries, including being a non-executive director to the Gibraltar Ship Repair Company. She also worked in the Civil Service Selection Board to recruit fast stream administrators and diplomats; the French Ministere de la Cooperation; the French Tresor and was one of a small international team which set up the European Bank for Reconstruction and Development. Lady Jay is on the board of directors of Saint-Gobain and Alcatel-Lucent, as well as, Chairman of Food from Britain. Lady Jay is a member of the Compensation Committee and the Nominating & Governance Committee of the board of directors of Lazard Ltd.

Vernon E. Jordan, Jr., age 73, has served as a director of Lazard Ltd and Lazard Group since May 2005. Mr. Jordan has served as a Senior Managing Director of Lazard Frères & Co. LLC since January 2000. Mr. Jordan has been Of Counsel at Akin, Gump, Strauss, Hauer & Feld L.L.P. since January 2000, where he served as Senior Executive Partner from January 1982 to December 1999. Prior to that, Mr. Jordan served as President and Chief Executive Officer of the National Urban League, Inc. from January 1972 to December 1981. Mr. Jordan currently serves on the boards of directors of Asbury Automotive Group, Inc., and Xerox Corporation; as a senior advisor to the Board of Directors of American Express Company; as a trustee to Howard University and DePauw University; and on the International Advisory Board of Barrick Gold.

Class II Directors with Terms Expiring in 2010

Ellis Jones, age 55, has served as a director of Lazard Ltd and Lazard Group since May 2005. Mr. Jones has served as Chief Executive Officer of Wasserstein & Co., LP since January 2001. Prior to becoming Chief Executive Officer of Wasserstein & Co., LP, Mr. Jones was a Managing Director of the investment banking firm Wasserstein Perella Group Inc. from February 1995 to January 2001. Prior to joining Wasserstein Perella Group Inc., Mr. Jones was a Managing Director at Salomon Brothers Inc. in its Corporate Finance Department from March 1989 to February 1995. Prior to joining Salomon Brothers Inc., Mr. Jones worked in the Investment Banking Department at The First Boston Corporation from September 1979 to March 1989. Mr. Jones is a member of the board of directors of Harry & David Holdings, Inc.

Dominique Ferrero, age 62, has served as a director of Lazard Ltd and Lazard Group since March 2008. Mr. Ferrero has served as Chief Executive Officer and a member of the Executive Board of Natixis since November 2006 and as the Chairman of the Executive Board of IXIS Corporate and Investment Bank from December 2006 to December 2007. Prior to joining Natixis, he was a Senior Advisor-Vice Chairman of Merrill Lynch Europe from 2004 to 2006 and Chief Executive Officer of Credit Lyonnais from 1999 to 2003. He is a currently a member of the Board of Directors of VINCI, a French public limited company.

Hal S. Scott, age 65, has served as a director of Lazard Ltd and Lazard Group since March 2006. Professor Scott is the Nomura Professor and Director of the Program on International Financial Systems at Harvard Law School, where he has taught since 1975. Before joining Harvard he served as a Law Clerk for the Hon. Justice Byron R. White, U.S. Supreme Court, from 1973 to 1974, and as an Assistant Professor of Law, University of California at Berkeley from 1974 to 1975. Professor Scott has published numerous books and articles on finance, international trade and securities laws. He is the President of the Committee on Capital Markets Regulation, Inc., past President of the International Academy of Consumer and Commercial Law and past Governor of the American Stock Exchange (2002-2005). Professor Scott is the chairman of the Nominating & Governance Committee and a member of the Audit Committee of the board of directors of Lazard Ltd.

Class I Directors with Terms Expiring in 2011

Bruce Wasserstein, age 61, has served as Chairman and Chief Executive Officer of Lazard Ltd and Lazard Group since May 2005. Mr. Wasserstein has served as a director of Lazard Group since January 2002 and as a director of Lazard Ltd since April 2005. Mr. Wasserstein served as the Head of Lazard and Chairman of the Executive Committee of Lazard Group from January 2002 until May 2005. Prior to joining Lazard, Mr. Wasserstein was Executive Chairman at Dresdner Kleinwort Wasserstein from January 2001 to November 2001. Prior to joining Dresdner Kleinwort Wasserstein, he served as CEO of Wasserstein Perella Group Inc. (an investment banking firm he co-founded) from February 1988 to January 2001, when Wasserstein Perella Group Inc. was sold to Dresdner Bank. Prior to founding Wasserstein Perella Group, Mr. Wasserstein was the Co-Head of Investment Banking at The First Boston Corporation. Prior to joining First Boston, Mr. Wasserstein was an attorney at Cravath, Swaine & Moore. Mr. Wasserstein also currently serves as Chairman of Wasserstein & Co., LP, a private merchant bank and is a member of the board of directors of Harry & David Holdings, Inc.

Ronald J. Doerfler, age 67, has served as a director of Lazard Ltd and Lazard Group since June 2006. Mr. Doerfler has been senior vice president and chief financial officer of The Hearst Corporation since February 1998, and was elected a member of Hearst’s board of directors in August 2002. In December 2008, Mr. Doerfler was elected a trustee of the Hearst Family Trust, the sole shareholder of The Hearst Corporation. Hearst is one of the nation’s largest diversified communications companies, with interests in magazine and newspaper publishing, television and radio stations, newspaper comics and features syndication, cable TV networks, television production and syndication, and new media activities. Mr. Doerfler arrived at Hearst from ABC, Inc., where he was senior vice president and chief financial officer. He joined Capital Cities Communications in 1969, was appointed treasurer in 1977 and senior vice president and chief financial officer in 1980. He played a major role in Capital Cities’ acquisition of ABC in 1986, and with the combined group’s 1996 merger with The Walt Disney Company. Mr. Doerfler is the chairman of the Audit Committee of the board of directors of Lazard Ltd.

Philip A. Laskawy, age 67, has served as a director of Lazard Ltd and Lazard Group since July 2008. Mr. Laskawy served as Chairman and Chief Executive Officer of Ernst & Young from 1994 until his retirement in 2001, after 40 years of service with the professional services firm. Mr. Laskawy served as Chairman of the International Accounting Standards Board from 2006 to 2007, and as a member of the 1999 Blue Ribbon Committee on Improving the Effectiveness of Corporate Audit Committees. Mr. Laskawy has served as Chairman of Fannie Mae since September 2008 and is also a member of the Board of Directors of General Motors Corp., Capgemini, Loews Corp. and Henry Schein, Inc. Mr. Laskawy is a member of the Audit Committee of the board of directors of Lazard Ltd.

Michael J. Turner, CBE, age 60, has served as a director of Lazard Ltd and Lazard Group since March 2006. In November 2008 Mr. Turner was appointed the non-executive Chairman of Babcock International Group

PLC. Mr. Turner was the Chief Executive Officer of BAE Systems plc from March 2002 until August 2008. Mr. Turner joined BAE Systems in 1966 and held a number of commercial, marketing and general management positions, including Chief Operating Officer from 1999 to March 2002. Mr. Turner is Chairman of the Defence Industries Council and Joint Chairman of the National Defence Industries Council in the UK, as well as a non-executive Director of Art Properties UK Ltd. Mr. Turner is a member of the Compensation Committee and the Nominating & Governance Committee of the board of directors of Lazard Ltd.

Agreements with Natixis and the Wasserstein Family Trusts

Natixis (the successor to IXIS Corporate & Investment Bank) holds 6,999,800 shares of Lazard Ltd Class A common stock, of which 2,000,000 shares of Lazard Ltd Class A common stock were acquired in our recapitalization transactions in May 2005 and 4,999,800 shares were acquired in May 2008 upon the settlement of the purchase contracts related to $150 million of Lazard Ltd’s equity security units (which equity security units were also acquired in our recapitalization transactions in May 2005). In connection with this investment by Natixis in May 2005, we agreed that we will nominate one person designated by Natixis to the Board of Directors of Lazard Ltd and Lazard Group until such time as (1) the shares of Lazard common stock then owned by Natixis, plus (2) the shares of Lazard common stock issuable under the terms of any exchangeable securities issued by Lazard Ltd then owned by Natixis, constitute less than 50% of the sum of (a) the shares of Lazard Ltd common stock initially purchased by Natixis, plus (b) the shares of Lazard Ltd common stock issuable under the terms of any exchangeable securities issued by us initially purchased by Natixis. Dominique Ferrero is currently the Natixis nominee to the Board of Directors of Lazard Ltd and Lazard Group.

The Wasserstein family trusts hold 329,500 shares of Lazard Ltd Class A common stock and 9,958,196 LAZ-MD Holdings exchangeable interests that may be exchanged on a one for one basis into Lazard Ltd Class A common stock. At the time of the Lazard Ltd equity public offering in May 2005 (the “IPO”), we agreed that we would nominate one person designated by the Wasserstein family trusts to the Board of Directors of Lazard Ltd and Lazard Group until such time as (1) the shares of Lazard Ltd common stock then owned directly or indirectly by the family trusts or any beneficiaries of the Wasserstein family trusts (in the aggregate), plus (2) the shares of Lazard Ltd common stock issuable under the terms of any exchangeable interests issued by Lazard Ltd then owned directly or indirectly by the Wasserstein family trusts or any beneficiaries of the Wasserstein family trusts (in the aggregate), constitute less than 50% of the shares of Lazard Ltd common stock issuable under the terms of any exchangeable securities initially issued by Lazard Ltd in connection with the separation and recapitalization transactions on May 10, 2005 and held by the family trusts (in the aggregate) as of the date of the Lazard Ltd IPO. Ellis Jones is currently the nominee of the Wasserstein family trusts to the Board of Directors of Lazard Ltd and Lazard Group.

Audit Committee Financial Expert

Since Lazard Ltd’s Class A common stock is listed on the New York Stock Exchange and Lazard Group is part of Lazard Ltd’s consolidated reporting group, Lazard Group is not required to have a separate audit committee. Lazard Ltd maintains an independent audit committee and the Board of Directors of Lazard Ltd has determined that Mr. Ronald J. Doerfler and Philip A. Laskawy have the requisite qualifications to satisfy the SEC definition of “audit committee financial expert”.

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

The Lazard Ltd Compensation Committee oversees the compensation of the Lazard Group executive officers and references below to the Compensation Committee refer to the Lazard Ltd Compensation Committee. The executive officers of Lazard Group are the same as those of Lazard Ltd.

Compensation Discussion and Analysis

Philosophy and Objectives of Our Compensation Programs

General. Our compensation programs are designed to attract, retain and motivate executives and professionals of the highest level of quality and effectiveness. These compensation programs focus on rewarding the types of performance that increase shareholder value, including growing revenue, retaining clients, developing new client relationships, improving operational efficiency and managing risks. A substantial portion of each executive’s total compensation is intended to be variable and delivered on a pay-for-performance basis. The programs will provide compensation opportunities, contingent upon performance, that are competitive with practices of other similar financial services organizations. We target annual operating revenue, earnings and total shareholder return* as our key performance metrics. We have a compensation policy that targets our ongoing employee compensation and benefits expense in our traditional businesses, excluding special items, to not exceed 57.5% of operating revenue. Although in prior years we have been able to achieve this target, this policy may change in the future, including to adapt to changes in the economic environment, or a change that may be necessitated by lower operating revenues or to fund a major expansion. In allocating compensation to our executive officers, managing directors and other senior professionals, the primary emphasis, in addition to our performance, is on each individual’s contribution to the Company, business unit performance and compensation recommendations of the individuals to whom participants report. The Compensation Committee monitors the effectiveness of our compensation programs throughout the year and performs an annual reassessment of the programs in January of each year in connection with year-end compensation decisions. The Committee directly engaged Steven Hall & Partners, LLC, an independent compensation consulting firm, to assist it with benchmarking and compensation analyses.

Competitive Compensation Considerations. Because the competition to attract and retain high performing executives and professionals in the financial services industry is intense, the amount of total compensation paid to our executives must be considered in light of competitive compensation levels. In this regard, for our named executive officers, the Compensation Committee used as a benchmark an independently prepared survey regarding compensation levels in 2007 and, to the extent available, 2008, for comparable positions at Black Rock, Inc., Goldman Sachs Group, Inc., Greenhill & Co., Inc., Jefferies Group, Inc., Legg Mason, Inc., Merrill Lynch & Co. Inc., and Morgan Stanley. While some of the companies listed above are larger than Lazard, we chose this comparator group because we compete in the same marketplace with these companies for highly qualified and talented financial service professionals. In 2008, a number of our primary competitors suffered significant financial losses and sought government assistance through the Troubled Asset Relief Program (“TARP”). As a result, many of their senior executives did not receive a year-end bonus. In contrast, the Compensation Committee noted that Lazard’s business model has survived intact and that Lazard has performed reasonably well relative to the industry in general and therefore the comparator data was not as meaningful in 2008.

Design of Our Compensation Programs

Compensation for each of our executive officers, managing directors and other senior professionals is viewed on a total compensation basis and then subdivided into two primary categories—base salary and incentive compensation. From time to time the Compensation Committee may grant a special retention award for key employees. See “—Compensation for Each of Our Named Executive Officers in 2008—Mr. Wasserstein” for a discussion of the special retention award granted to Mr. Wasserstein in January 2008 in connection with our

*	Total shareholder return reflects the share price performance of Lazard’s Class A common stock, assuming the full reinvestment of any dividends, over the time period selected.

entry into a new five-year employment agreement with him. Our annual incentive compensation awards since our IPO in 2005 have had two components: a cash bonus and an equity based award. In 2008, due to the affects of the unprecedented disruption and volatility in the financial markets and the consequent general slowing of economic growth both in the U.S. and globally on our results of operations and the price of our common stock, senior management recommended to the Compensation Committee that the total mix of incentive compensation be altered to add a deferred cash component. The deferred cash awards reduced the overall amount of the equity awards being granted at a time when senior management viewed the market price of our common stock as being undervalued, even though our financial position remains strong with approximately $1 billion in cash and marketable equity securities at the end of 2008. Decisions with regard to incentive compensation are generally made in January of each year and are based on Company and individual performance in the prior fiscal year. The Compensation Committee determines and approves the total compensation package (salary and incentive compensation award) to be paid to our chief executive officer, Mr. Wasserstein. Mr. Wasserstein, in turn, makes recommendations to the Compensation Committee as to the total compensation package to be paid to the other executive officers, which are then subject to the review and approval of the Compensation Committee. Before any year-end compensation decisions are made, the Compensation Committee reviews a comprehensive tally sheet of all elements of each executive officer’s compensation. The tally sheets include information on cash and non-cash compensation (including current and prior base salaries, annual bonuses, RSUs and deferred cash awards), the value of benefits and other perquisites paid to our executive officers, the value of unrealized gains/losses on prior equity-based awards and the LAZ-MD Holdings exchangeable interests held by each of our executive officers, as well as potential amounts to be delivered under all post-employment scenarios. The tally sheets are used to ensure that each member of the Compensation Committee has a complete picture of the compensation and benefits paid to, and equity holdings of, each of our executive officers and is just one of the tools used by the Compensation Committee in evaluating the total mix of information considered in making year-end compensation decisions.

Base Salary. Base salaries are intended to reflect the experience, skill and knowledge of our executive officers, managing directors and other senior professionals in their particular roles and responsibilities, while retaining the flexibility to appropriately compensate for performance, both of the firm and the individual. Base salaries for our executive officers and any subsequent adjustments thereto are reviewed and approved by the Compensation Committee annually, based on a review of relevant market data and each executive’s performance for the prior year, as well as each executive’s experience, expertise and position. Each of our named executive officers is currently a party to a retention or employment agreement with Lazard that provides for a minimum annual base salary during the term of those agreements. See “Retention Agreements with Named Executive Officers.”

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

In January of each year a determination is made as to the total amount of incentive compensation to be awarded to our managing directors, including our named executive officers, based on Company and individual performance in the prior fiscal year. This year, given the economic downturn faced by all companies in the financial services industry, including Lazard, and management’s view that the trading price of our common stock in the fourth quarter of 2008 and January of 2009 was undervalued, senior management recommended that the Compensation Committee add a deferred cash award to the mix of incentive compensation. This recommendation was based on the view that the deferred cash awards are less dilutive to shareholders. A deferred cash award also provides the recipient with greater certainty as to the ultimate value of his or her award upon vesting. In determining the allocation of incentive compensation to be paid to our managing directors, including our named executive officers (other than Mr. Wasserstein), the Committee generally applied a formula based on total compensation as follows: 15% to 30% cash (including base salary); 40% to 55% as a deferred cash award; and

30% as an equity based award. The current cash portion of total compensation varied principally due to an individual’s base salary earned in 2008. In light of Mr. Wasserstein’s unique role within our organization, which resulted in our entry into a five-year retention agreement with him in January 2008, the process for determining Mr. Wasserstein’s incentive compensation for 2008 is different in several respects from the process that applies to our other managing directors (including our other named executive officers). For a discussion of how the Compensation Committee determined Mr. Wasserstein’s incentive compensation for 2008, see the discussion under the caption “—Compensation for Each of Our Named Executive Officers in 2008—Mr. Wasserstein.”

For 2008, equity-based compensation was awarded in the form of RSUs granted under either the Lazard Ltd 2005 Equity Incentive Plan or the Lazard Ltd 2008 Incentive Compensation Plan. An RSU is a contractual right to receive a share of our Class A common stock upon vesting of the RSU. The RSUs granted to our named executive officers in 2009 (which relate to 2008 performance) generally vest approximately four years after the date of grant, subject to the executive’s continued service with the Company. See “Grant of Plan Based Awards” below for a discussion of the terms of the RSUs. The purpose of the RSU awards is to maximize shareholder value by aligning the long-term interests of our senior executives with those of our shareholders. Each individual who receives an RSU becomes, economically, a long-term shareholder of Lazard, with the same interests as our other shareholders. This economic interest results because the amount a recipient ultimately realizes from an RSU depends on the value of our Class A common stock when actual shares are delivered upon vesting. The number of RSUs that an individual is granted is generally determined based on our stock price on the date of grant. RSUs also serve as an important retention mechanism for Lazard by putting a significant portion of each recipient’s compensation at risk of forfeiture if he or she leaves the firm prior to the vesting date. In addition, our named executive officers each own considerable interests in Lazard through their holdings of LAZ-MD Holdings exchangeable interests and previous grants of RSUs. For additional information about the holdings of RSUs, LAZ-MD exchangeable interests and shares of our Class A common stock by each of our named executive officers, see “Beneficial Ownership of Directors, Director Nominees and Executive Officers” and “Outstanding Equity Awards at 2008 Fiscal Year-End”. As a result, we believe our executive officers have a demonstrable and significant interest in increasing shareholder value over the long term.

RSU awards are typically made at the end of January promptly following our year-end earnings release. This year, RSUs were granted to each of our named executive officers (other than Mr. Wasserstein) on February 10, 2009, approximately one week after our public announcement of year-end earnings. The number of RSUs granted in 2009 (which relate to 2008 performance) was determined by dividing the dollar amount allocated to be granted as an equity based award by the closing price of the Lazard Ltd Class A common stock on the NYSE on February 9, 2009 ($31.17), which was the day before the grant date. The RSUs granted on February 10, 2009 will generally vest on March 1, 2013.

As noted above, for the first time in 2009, the Compensation Committee decided to use deferred cash awards as a means of providing long-term incentive compensation to our managing directors, including each of our named executive officers (other than Mr. Wasserstein). The deferred cash awards provide a contractual right to receive a fixed amount in cash within 30 days following the date the award vests, subject to the executive’s continued service with the Company. The vesting dates vary based upon the terms of each managing director’s award and may occur on November 30, 2009, November 30, 2010, February 28, 2012, and February 28, 2013. The deferred cash awards were granted to our named executive officers on February 10, 2009 (with the amount determined based on 2008 performance) and will generally vest in three equal installments on November 30, 2010, February 28, 2012, and February 28, 2013. Under the terms of the deferred cash awards, each recipient is entitled to accrue interest beginning on February 10, 2009 at a rate of 5% per annum on all installments vesting after the 2009 fiscal year. Interest on each installment will be paid annually following the end of the year or following the date the installment vests, whichever occurs first. These awards, like the RSU awards, also serve as an important retention mechanism for Lazard by putting a significant portion of each recipient’s compensation at risk of forfeiture if he or she leaves the firm prior to the vesting date.

In exchange for their deferred cash awards and RSU awards, our named executive officers agreed to restrictions on their ability to compete with Lazard or to solicit our clients and employees, which serves to protect the Company’s intellectual and human capital. Year-end incentive compensation awards are based on Company and individual performance during the prior fiscal year, and an executive officer’s total equity interest in Lazard is not factored into the Compensation Committee’s decision-making process concerning future equity based awards.

Impact of 2008 Performance on Compensation

In setting compensation levels for our employees, we primarily consider annual operating revenue and earnings. Our ratio of compensation and benefits expense to annual operating revenue is somewhat higher than that of most of the companies in our comparator group for three reasons. First, many of the companies in our comparator group are engaged in businesses, such as capital markets businesses, which have a large number of employees serving in administrative and support roles that generally pay their employees lower levels of compensation relative to our business. Second, part of our business strategy is to recruit and retain proven senior professionals who have strong client relationships and industry expertise. These individuals, because of the value they bring to the Company, command higher compensation. Third, many of the companies in our comparator group generate significant amounts of revenue in their capital markets business through the utilization of capital held on their balance sheet, which tends to increase the relative size of their annual operating revenues. These three factors cause our ratio of compensation and benefits expense to annual operating revenue to be higher than our competitors. For 2008, the Compensation Committee determined that, in light of our annual operating revenue of $1.68 billion, the target level of total compensation and benefits expense to operating revenue could be set at 55.6%, while still meeting our compensation and retention objectives. The Compensation Committee concluded that this ratio of total compensation and benefits expense to annual operating revenue was appropriate for us in light of its discussions with our executive officers, current economic conditions in the marketplace, information provided by Steven Hall & Partners, LLC, and our financial performance in 2008. Excluding a one time pre-tax compensation charge related to the LAM Merger in the third quarter of 2008, this represents a 17.1% decrease in total compensation and benefits expense to $930.7 million for 2008 compared with $1,123.1 million for 2007. This decrease approximated our 16.9% decrease in annual operating revenue for 2008.

Compensation For Each of Our Named Executive Officers in 2008

2008 Base Salaries. In connection with the IPO in May 2005, we entered into new retention agreements with Messrs. Wasserstein, Castellano, Golub and Ward. These retention agreements had a term of three years, expiring in May 2008. In connection with the upcoming expiration of the agreement with Mr. Wasserstein, the Company entered into an amended and restated retention agreement with him on January 29, 2008. In addition, on May 7, 2008, the Company entered into an amended and restated retention agreement with Mr. Golub and amendments to the retention agreements with Messrs. Ward and Castellano. One element of the amendments for Messrs. Wasserstein, Golub and Ward was a reduction in their annual base salaries to $900,000, from $4.8 million, $1.5 million, and $1.5 million, respectively. These amounts were negotiated and were meant to ensure that Lazard would have the services of each of these executive officers during the term of their respective agreements. See “Retention Agreements with Named Executive Officers.”

The base salaries paid in 2008 to each of Messrs. Wasserstein, Golub and Ward reflect a blended rate based on the timing of the execution of their new agreements. Mr. Wasserstein received one month of salary at the previous rate, and Messrs. Golub and Ward received four months of salary at the previous rate. In each case, the reduction in base salary occurred at the earliest time permitted under their prior agreements. In fiscal year 2008, Mr. Wasserstein received an annual base salary of $1,225,000; Mr. Castellano, $500,000; Mr. Golub, $1,112,115; and Mr. Ward, $1,112,115. Mr. Stern was named the Company’s chief operating officer in November 2008 and received a base salary of $750,000, which was determined based on his experience, level of responsibility and the salaries for comparable positions at our core competitors.

2008 Incentive Compensation.

Mr. Wasserstein. In determining the amount of incentive compensation to be paid to our chief executive officer, Mr. Wasserstein, the Compensation Committee considered Mr. Wasserstein’s individual performance and the Company’s overall performance in 2008, against the goals and objectives previously established for him by the Compensation Committee. These goals and objectives (which did not include numerical targets) consisted principally of:

Company Performance:

•	a review of operating revenue;

•	net income; and

•	total shareholder return.

Individual Performance:

•

evaluating his leadership and effectiveness in continuing to develop and communicate the strategic vision necessary to position Lazard for future growth and profitability across Lazard’s businesses and regions;

•	motivating key employees and attracting and retaining new talent in financial advisory and asset management businesses;

•	focusing Lazard Asset Management on improved investment performance;

•	facilitating global integration by improved collaboration across units/offices worldwide;

•	setting financial targets and presenting a plan to achieve goals to the Board; and

•	keeping the Board informed and up-to-date regarding ongoing strategic, financial and operating issues and initiatives within Lazard.

In a year when there has been a severe market downturn and the entire financial services industry has been battered with unprecedented losses, the Compensation Committee made the following observations as they reflected on Mr. Wasserstein’s performance in an extraordinary market environment:

•

Lazard’s business and its business model have survived intact while a number of its larger competitors have filed for bankruptcy, agreed to be acquired by larger commercial banks, and/or have taken government assistance from the “Troubled Asset Relief Program”;

•	Lazard successfully retained key managing directors and other personnel that are critical to a business model based on intellectual capital and advice;

•	Lazard recruited a number of highly regarded managing directors from across varying industry segments;

•

Lazard’s restructuring practice has begun to thrive during a time of declining M&A activity, consistent with the firm’s counter-cyclical view of this business and financial advisory personnel have been efficiently shifted to meet firm needs;

•	Lazard’s accomplishments resulted in its being named 2008 Bank of the Year by Investment Dealers Digest (“IDD”) and worked on three deals that were included among IDD’s “Deals of the Year”; and

•	Under Mr. Wasserstein leadership, Lazard has articulated a clear mission, vision, and strategy during unprecedented economic turmoil in the financial services industry.

In evaluating the Company’s and Mr. Wasserstein’s performance, the Compensation Committee noted the following as set forth in Lazard Ltd’s Current Report on Form 8-K filed on February 4, 2009:

•	operating revenue for the full year 2008 decreased 17% to $1.68 billion compared to $2.01 billion for 2007;

•

annual net income on a fully exchanged basis, excluding the after-tax charge relating to the LAM Merger in the third quarter 2008, decreased 39% to $196.4 million for 2008 from $322.7 million for 2007;

•

financial advisory operating revenue decreased 17% to $1.02 billion for the full year of 2008, compared to $1.24 billion for 2007, including a 16% decrease in M&A operating revenue to $814.7 million compared to $969.4 million in 2007; and

•	asset management operating revenue decreased 12% during the full year of 2008 to $628.7 million, compared to $717.3 million in 2007.

In determining Mr. Wasserstein’s 2008 incentive compensation, the Compensation Committee also considered the special retention award of 2,700,000 RSUs (the “Special Retention Award”) granted to Mr. Wasserstein on January 29, 2008 in connection with his execution of a new five-year employment agreement. As described in our proxy statement for our 2008 Annual General Meeting of Shareholders, the new agreement was the result of robust negotiations between the non-executive members of our Board and Mr. Wasserstein. Recognizing that Mr. Wasserstein’s prior three-year commitment to Lazard would expire in May 2008 (the third anniversary of the IPO), the Board ultimately determined that the amount of the grant was appropriate in light of Mr. Wasserstein’s unique importance to Lazard, the anticipated difficulty of replacing Mr. Wasserstein should he decide to leave, the Board’s desire to ensure his continued commitment to Lazard for a period of five years, and a review of the compensation of the chief executive officers of our comparator group, based on input from Steven Hall & Partners LLC. For additional details about the new employment agreement with Mr. Wasserstein, see the caption entitled “New Employment Agreement with Mr. Wasserstein” in the Compensation Discussion and Analysis section of our 2007 Annual Report on Form 10-K.

The Special Retention Award had a grant date value of $96,282,000 based solely on the per share closing price of Lazard’s Class A common stock on the NYSE of $35.66 on January 29, 2008 and is not scheduled to vest until December 31, 2012. It was the express intention of the Compensation Committee that this Special Retention Award constitute a significant part of Mr. Wasserstein’s compensation for each of the years in the five year period ending December 31, 2012. Based on this view of the Special Retention Award, 20% of the grant date value, or approximately $19.3 million, based on the price of our Class A common stock on January 29, 2008, was attributable to Mr. Wasserstein’s 2008 service to the Company. The Compensation Committee reviewed Lazard’s past compensation practices and the competitive compensation practices at the other firms included in our comparator group, as well as Lazard’s financial results. Given the general economic downturn faced by all companies in the financial services industry, including Lazard, and the relative amounts being paid to the other executive officers and managing directors, Mr. Wasserstein requested that he not receive any additional incentive compensation for 2008. Based on its review and considering Mr. Wasserstein’s views, the Compensation Committee decided to agree with Mr. Wasserstein’s request. Therefore, Mr. Wasserstein’s total compensation for 2008 equaled $20.5 million, which comprised his base salary of $1,225,000 paid in 2008 and the $19.3 million pro-rata portion of the Special Retention Award attributable to Mr. Wasserstein’s 2008 service, which represents a 50% decrease in his total compensation from 2007. The Compensation Committee believes that the Special Retention Award (which, by its terms, generally will vest on December 31, 2012), together with Mr. Wasserstein’s other equity interests in Lazard, will keep him focused on Lazard’s long-term performance.

The following table shows the base salary and incentive compensation awarded to Mr. Wasserstein for his performance in 2008 (including the pro-rata portion of the five year Special Retention Award granted on January 29, 2008, which is not scheduled to vest until December 31, 2012) in the manner it was considered by the Compensation Committee. This presentation differs from that contained in the Summary Compensation Table by adding a new column under “Incentive Compensation” to include the pro-rata portion of the Special Retention

Award that is attributable to 2008 service, and by reflecting that Mr. Wasserstein was not awarded an annual RSU grant, annual cash bonus or deferred cash award on February 10, 2009, when our other named executive officers received their awards. In addition, the “Change in Pension Value” column and the “All Other Compensation” column are omitted, as they were not material elements of Mr. Wasserstein’s compensation.

			Incentive Compensation
	Year	Salary	Annual Cash Bonus	Deferred Cash Award	Annual Restricted Stock Unit Awards	Pro-Rata Portion of Special Retention Award	Total Compensation
Bruce Wasserstein	2008	$1,225,000	$0	$0	$0	$19,256,400	$20,481,400

Other Named Executive Officers. Annual incentive compensation for each of our other named executive officers was established based on the recommendation of Mr. Wasserstein and approval by the Compensation Committee. The retention agreements with Messrs. Castellano, Golub and Ward generally provide that each is entitled to an annual bonus to be determined under the applicable annual bonus plan of the Company on the same basis as annual bonuses are determined for other executive officers of Lazard and paid in the same ratio of cash to equity awards as is applicable to other executives. Mr. Wasserstein reviewed with the Compensation Committee the performance of each of the named executive officers individually and their overall contribution to the Company in 2008, which was not based on any numerical targets.

In determining annual incentive compensation for Mr. Golub, as vice chairman of Lazard and chairman of the financial advisory group, Mr. Stern, as chief operating officer of Lazard, and Mr. Ward, as president of Lazard and chairman of the asset management group, Mr. Wasserstein considered the role that each individual plays in the Lazard organization, maintaining a balance between their leadership and administrative responsibilities within the firm, while continuing to cultivate important client relationships. In addition to the administrative role that each plays as an officer of Lazard, each of these executives also plays a significant role in the revenue generation side of our business. The client relationships cultivated by each of these executives lead to specific engagements that have contributed to the Company’s overall revenues in 2008. In making a recommendation on incentive compensation for each of Messrs. Golub, Stern, and Ward, Mr. Wasserstein reviewed total revenue generated from each of their particular client relationships, each executive’s positioning on an internal pay equity scale vis-à-vis other managing directors within Lazard, and the competitive compensation practices at the other firms included in our comparator group. The tracking of revenue back to particular client relationships was an important factor considered in differentiating incentive compensation among Lazard’s managing director group. Another factor that Mr. Wasserstein considered was the difficulty and expense of replacing each of these executives should they decide to leave. Based on Mr. Wasserstein’s recommendation, the Compensation Committee approved the following incentive compensation for each of Messrs. Golub, Stern, and Ward for their performance in 2008: Mr. Golub received a cash bonus of $487,885, a deferred cash award of $4.56 million and an RSU award valued at $2.64 million; Mr. Stern received a deferred cash award of $1.175 million and an RSU award valued at $825,000; and Mr. Ward received a deferred cash award of $1.575 million and an RSU award valued at $1,162,885. The RSUs awarded to Messrs. Golub, Stern, and Ward constituted approximately 30% of their total compensation for 2008 (salary, cash bonus (solely in the case of Mr. Golub), deferred cash award and equity award) and the deferred cash awards ranged between 41% and 52% of their total compensation.

In determining incentive compensation for Mr. Castellano, Mr. Wasserstein noted that he provides significant leadership to Lazard in his role as chief financial officer. Mr. Castellano has overall responsibility for corporate finance and accounting at Lazard on a worldwide basis. Mr. Wasserstein noted that Mr. Castellano has been tasked with primary responsibility for establishing Lazard internal financial controls and reporting structure, as well as oversight of the firm’s investor relations department. In making a recommendation on incentive compensation for Mr. Castellano, Mr. Wasserstein noted his contribution to the overall strength of the firm and his increasing responsibilities as head of the firm’s corporate finance strategy. Based on Mr. Wasserstein’s recommendation, the Compensation Committee approved a deferred cash award of $1.005 million for Mr. Castellano and an RSU award valued at $645,000 for his performance in 2008. The RSUs awarded to Mr. Castellano constituted approximately 30% of his total compensation for 2008 (salary, deferred cash award and equity award).

The following table shows the base salary and incentive compensation awarded to Messrs. Castellano, Golub, Stern and Ward for their performance in 2008 (including the deferred cash award) in the manner it was considered by the Compensation Committee. This presentation differs from that contained in the Summary Compensation Table primarily by adding a new column under “Incentive Compensation” to include the deferred cash award, and by including the full grant date value of the RSUs awarded on February 10, 2009, which relate to 2008 performance but are not reflected in the Summary Compensation Table because they were granted after the end of our 2008 fiscal year. In addition, the “Change in Pension Value” column and the “All Other Compensation” column are omitted as they were not material elements of the named executive officers’ compensation.

			Incentive Compensation
	Year	Salary	Annual Cash Bonus	Deferred Cash Award	Restricted Stock Unit Awards	Total Compensation
Michael J. Castellano	2008	$500,000	$0	$1,005,000	$645,000	$2,150,000
Steven J. Golub	2008	$1,112,115	$487,885	$4,560,000	$2,640,000	$8,800,000
Alexander F. Stern	2008	$750,000	$0	$1,175,000	$825,000	$2,750,000
Charles G. Ward, III	2008	$1,112,115	$0	$1,575,000	$1,162,885	$3,850,000

Pursuant to the applicable disclosure rules, the value of the RSUs reported in the Summary Compensation Table for each of our named executive officers, including Mr. Wasserstein, is based on the dollar amount of compensation expense that is recognized in our consolidated financial statements for fiscal year 2008 based on FAS No. 123R. Consequently, the Summary Compensation Table does not reflect the amortization relating to the RSU awards that were granted in February, 2009, but, in the case of Mr. Wassestein, it does reflect a portion of the Special Retention Award.

Sapphire Industrials. In October 2007, Lazard Funding Limited LLC (“Lazard Funding”), a wholly-owned subsidiary of Lazard Group, formed a special purpose acquisition company, Sapphire Industrials Corp. (“Sapphire”), for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. Mr. Ward is a member of Sapphire’s board of directors. In connection with the formation of Sapphire, Lazard Funding and each member of Sapphire’s board of directors (including Mr. Ward) purchased an aggregate of 23,000,000 founder units (with such number of units giving effect to the split of the units that occurred on January 17, 2008) for an aggregate purchase price of $143,750. Mr. Ward purchased 306,667 founder units for a purchase price of $1,916.67. Each founder unit consists of one share of Sapphire common stock and one warrant to purchase one share of Sapphire common stock. On January 24, 2008, Sapphire completed an initial public offering, raising $800 million through the sale of 80 million units at an offering price of $10.00 dollars per unit. In March 2008, Sapphire redeemed approximately 13% of these founder units at the original purchase price, on a pro-rata basis. Lazard Funding and the Sapphire board members continue to hold Sapphire units.

Perquisites. In 2008, the Company provided a limited number of perquisites, with each of our named executive officers receiving less than $11,200 in perquisite compensation. Each of our managing directors, including each named executive officer, is responsible for paying the full premiums for any health insurance provided through the firm and do not receive any matching contributions from the Company on their personal contributions to Lazard’s 401(k) plan. Our managing directors, including the named executive officers, are the beneficiaries of a Company provided life insurance and excess liability insurance policy. Mr. Wasserstein reimburses the Company for personal use of a car and driver provided by Lazard based on an allocation formula that is more than the incremental cost of such use to the Company. Lazard also holds a fractional interest in a private aircraft. From time to time Mr. Wasserstein uses this aircraft for personal reasons and reimburses the Company at the incremental cost of such use. Each of our managing directors, including the named executive officers, are entitled to have their year-end personal tax returns prepared by our tax department. Messrs. Castellano, Golub and Stern have availed themselves of this benefit, while Mr. Wasserstein and Mr. Ward have chosen to use and pay for their own tax advisors. This perquisite has been an historical practice of the firm, and is provided due to the complexity involved in preparing such tax returns as the Company continues to be viewed as a partnership for U.S. tax purposes.

Post-Employment Benefits. Each of Mr. Golub and Mr. Stern has an accrued benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan, a qualified defined-benefit pension plan, and Mr. Stern has accrued additional benefits under a related supplemental defined-benefit pension plan. In each case, these benefits accrued prior to the applicable officer’s becoming a managing director of Lazard. The annual benefit under such plans, payable as a single life annuity commencing at age 65, would be $4,332 for Mr. Golub and $12,421 for Mr. Stern. Under the terms of the supplemental defined-benefit pension plan, the benefits are only payable in a single lump sum payment. Benefit accruals under both of these plans were frozen for all participants effective January 31, 2005, and our named executive officers will not accrue any additional benefits. Messrs. Wasserstein, Castellano and Ward do not participate in these plans. For the value of the benefits accrued by Messrs. Golub and Stern under these plans as of December 31, 2008, see “Pension Benefits”.

The retention or employment agreement with each of our named executive officers, other than Mr. Stern, provides for certain severance benefits in the event of a termination of employment prior to March 31, 2011 (or December 31, 2012, in the case of Mr. Wasserstein) by us other than for cause or, except in the case of Mr. Wasserstein, by the executive officer for good reason (we refer to these as a “qualifying terminations”). We provide for such severance payments on the condition that the departed executive not compete with us, solicit our clients and employees, or take other actions that harm our business for specified periods. Except in the case of Mr. Wasserstein, the level of the severance benefits depends on whether the qualifying termination occurs prior to or following a change in control of Lazard Ltd, with qualifying terminations following a change in control triggering an enhanced benefit. In addition, the retention or employment agreement with each of our named executive officers, other than Mr. Stern, provides that in the event that the executive officer’s receipt of any payment made by us under the agreement or otherwise is subject to the excise tax imposed under Section 4999 of the Code, an additional payment will be made to restore the executive to the after-tax position that he would have been in if the excise tax had not been imposed. The events giving rise to a severance payment as well as the amount of the payments under the retention agreements were negotiated terms and based on common industry practice for agreements of this kind at the time they were negotiated. See “Retention Agreements with Named Executive Officers – Payments and Benefits Upon Certain Terminations of Service” and also see “Potential Payments Upon Termination or Change in Control” for an estimate of potential payouts under each scenario.

In general, non-vested RSUs and deferred cash awards are forfeited by our named executive officers upon termination of employment, except in limited cases such as death, disability or a termination by the Company other than for “cause”, except that Messrs. Golub and Castellano are permitted to retire at anytime on or after March 31, 2011 and retain their RSUs and deferred cash award, subject to certain limitations. In the event of a change of control of Lazard Ltd, any unvested RSUs and deferred cash awards will automatically vest, without regard to whether the executive officer is terminated. In this way, our named executive officers can realize value from these awards in the same way as shareholders in connection with the change of control transaction, and thus encourage our named executive officers to consider and support transactions that might benefit shareholders.

Tax Considerations

Lazard made certain changes to the terms of its outstanding RSUs during 2008 in order to address rules on partnership taxation under Section 707(c) of the Code. Pursuant to the previous terms of the RSUs, in the event that a holder’s employment was terminated due to disability or by the Company other than for “cause” or, solely in the case of Messrs. Golub and Castellano, in the event of retirement on or after March 31, 2011, the holder’s

RSUs would remain outstanding and be settled on the original vesting date, subject to the holder’s compliance with a non-compete, non-solicit and other restrictive covenants. As a result of the partnership tax rules, any individual who is a member of Lazard Group LLC, including each of our named executive officers, may be subject to immediate taxation on his or her outstanding RSUs upon termination, even though the shares of Lazard Ltd common stock would not be delivered until a later date. In order to facilitate the payment of taxes, we determined that it would be appropriate to allow holders to sell 50% of the shares of Lazard Ltd common stock underlying the RSUs immediately upon termination. The remaining 50% will become payable on the original vesting date, provided that the executive complies with the restrictive covenants limiting the executive’s ability to compete with Lazard or to solicit our clients and employees.

Conclusion

Our compensation program is designed to permit the Company to provide our executive officers, managing directors and other senior professionals with total compensation that is linked to our performance and reinforces the alignment of employee and shareholder interests. At the same time it is intended to provide us with sufficient flexibility to assure that such compensation is appropriate to attract and retain these employees who are vital to the continued success of Lazard and to drive outstanding individual and institutional performance. We believe the program met these objectives in 2008.

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

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus (a)		Restricted Stock Unit Awards (b)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (c)	All Other Compensation (d)		Total
Bruce Wasserstein	2008	$1,225,000		—		$36,013,207	—	$1,650		$37,239,857
Chairman and Chief Executive Officer	2007	$4,800,000		—		$7,059,774	—	$1,618		$11,861,392
	2006	$4,800,000		—		$2,238,222	—	$1,745		$7,039,967

Michael J. Castellano	2008	$500,000		—		$451,427	—	$11,184	(e)	$962,611
Chief Financial Officer	2007	$500,000		$1,600,000		$181,278	—	$10,698	(e)	$2,291,976
	2006	$500,000		$1,550,000		$60,434	—	$11,703	(e)	$2,122,137

Steven J. Golub	2008	$1,112,115		$487,885		$5,932,641	$6,383	$10,049	(e)	$7,549,073
Vice Chairman Lazard Ltd, Chairman of Financial Advisory Group	2007	$1,500,000		$4,500,000		$2,893,509	$0	$ 9,563	(e)	$8,903,072
	2006	$1,500,000		$4,900,000		$984,819	$1,968	$11,134	(e)	$7,397,921

Alexander F. Stern	2008	$750,000		—		$1,156,459	$9,699	$10,049	(e)	$1,926,207
Chief Operating Officer

Charles G. Ward, III	2008	$1,112,115		—		$1,620,001	—	$1,650		$2,733,766
(f) President – Lazard Ltd, and Chairman of the Asset Management Group	2007	$1,500,000		$1,300,000		$378,934	—	$1,618		$3,180,552
	2006	$1,500,000	(g)	$1,500,000	(g)	$111,907	—	$1,745		$3,113,652

(a)	Each of our named executive officers, other than Mr. Wasserstein, received a deferred cash award on February 10, 2009, which related to 2008 performance. Pursuant to SEC rules for compensation disclosure in proxy statements, the value of a deferred cash award (or a portion thereof) will be reflected in the Bonus column of Summary Compensation Table in the year in which such deferred cash award or such portion thereof, as applicable, vests. The deferred cash awards granted to Messrs. Castellano, Golub, Stern and Ward are scheduled to vest in three equal installments on November 30, 2010, February 28, 2012 and February 28, 2013. For information on the value of the deferred cash awards granted in February of 2009, see “Compensation Discussion and Analysis — Compensation For Each of Our Named Executive Officers in 2008.”

(b)	As required under SEC rules for compensation disclosure, the value of the RSUs reported in the Summary Compensation Table is based on the dollar amount that is recognized as an expense in our financial statements for each fiscal year shown above under FAS No. 123R. In general, under FAS No. 123R, an equity award is expensed over the vesting or service period of the award. Therefore the value of the RSUs reported for each of our named executive officers in the fiscal years shown above reflects the aggregate amortization expense of all unvested RSUs as of the end of that fiscal year (which for 2008, includes the amortization expense for RSUs awarded for performance in 2005, 2006 and 2007 (but not for the RSUs granted for 2008 performance), and in the case of Mr. Wasserstein, the amortization expense related to the Special Retention Award). See Note 16 of Notes to Lazard Group’s Consolidated Financial Statements for a discussion of the assumptions used in the valuation of the RSUs. For information on the grant date fair value of RSU awards made to each of our named executive officers, other than Mr. Wasserstein, during fiscal year 2009 that relate to 2008 performance, see “Compensation Discussion and Analysis — Compensation For Each of Our Named Executive Officers in 2008.”

(c)	Represents the aggregate change in actuarial present value of the listed officer’s accumulated benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan, and in the case of Mr. Stern, a related supplemental defined-benefit pension plan.

(d)	Each of our named executive officers is the beneficiary of a Company provided life insurance and excess liability insurance policy.

We make available to Mr. Wasserstein a car and driver, as well as a private aircraft in which Lazard holds a fractional interest. Mr. Wasserstein reimburses the firm for personal use of the car and the services of the driver based on an allocation formula that is more than the incremental cost of such use to the Company. Mr. Wasserstein reimburses the firm for personal use of the private aircraft at the incremental cost of such use to the Company.

(e)	Perquisite compensation for Messrs. Castellano, Golub and Stern includes the incremental cost to the Company of providing U.S. tax advice and preparation of year-end personal tax returns.

(f)	In connection with the formation of Sapphire in October 2007, Lazard Funding and each member of Sapphire’s board of directors (including Mr. Ward) purchased an aggregate of 23,000,000 founder units (with such number of units giving effect to the split of the units that occurred on January 17, 2008) for an aggregate purchase price of $143,750. Mr. Ward, as a member of the Sapphire board purchased 306,667 founder units for a purchase price of $1,916.67. Approximately 13% of these founder units were redeemed by Sapphire at the original purchase price, on a pro rata basis. Each founders’ unit consists of one share of Sapphire common stock and one warrant to purchase one share of Sapphire common stock.

(g)	In fiscal year 2006, LFCM Holdings reimbursed an aggregate of $500,000 of Mr. Ward’s salary and bonus for services that Mr. Ward rendered to LFCM Holdings as its chairman. Mr. Ward resigned as the chairman of LFCM Holdings on November 8, 2006.

Grants of Plan Based Awards

The following table provides information about RSUs granted to each of the named executive officers during fiscal year 2008. The grant on January 29, 2008 to Mr. Wasserstein was the Special Retention Award described above under “—Compensation Discussion and Analysis — Compensation For Each of Our Named Executive Officers in 2008.” Each of the January 30, 2008 grants was part of our annual incentive compensation awards paid to each of our named executive officers, which relate to 2007 performance. For information on the grant date fair value of RSU awards made to each of our named executive officers, other than Mr. Wasserstein, during fiscal year 2009, which relate to 2008 performance, see “Compensation Discussion and Analysis — Compensation For Each of Our Named Executive Officers in 2008.”

Named Executive Officer	Grant Date	Number of Restricted Stock Units		Grant Date Fair Value of Restricted Stock Units
Bruce Wasserstein	January 29, 2008	2,700,000	*	$96,282,000
	January 30, 2008	957,419		$36,200,000
Michael J. Castellano	January 30, 2008	23,803		$900,000
Steven J. Golub	January 30, 2008	264,480		$10,000,000
Alexander F. Stern	January 30, 2008	58,186		$2,200,013
Charles G. Ward, III	January 30, 2008	111,082		$4,200,000

*	Special Retention Award granted in connection with a new five-year employment agreement.

The RSUs included in the table above were granted under the Lazard Ltd 2005 Equity Incentive Plan and represent a contingent right to receive an equivalent number of shares of Class A common stock of Lazard Ltd. The RSUs shown in the table were valued as of the grant date by multiplying the number of RSUs awarded to each named executive officer by the closing price-per-share of the Class A common stock of Lazard Ltd on the NYSE on that date. The closing price on January 29, 2008 was $35.66 per share and on January 30, 2008 was $37.81 per share. In connection with the execution of a new five-year employment agreement, the Compensation Committee of Lazard Ltd granted Mr. Wasserstein a Special Retention Award of 2,700,000 RSUs on January 29, 2008. This award will vest on December 31, 2012 and was intended to constitute a significant part of Mr. Wasserstein’s compensation for each of the years in the five-year period ending December 31, 2012. The RSUs granted on January 30, 2008 to each of our named executive officers, including Mr. Wasserstein, relate to 2007 performance and will vest March 31, 2011. Each of our named executive officers signed an RSU agreement in connection with their award. In general, these agreements provide that non-vested RSUs are forfeited on termination of employment, except in limited cases such as death, disability or a termination by the Company other than for “cause”. In the event of a “Change in Control” (as defined in the 2005 Equity Incentive Plan), any unvested but outstanding RSUs automatically will vest. All RSUs receive dividend equivalents at the same rate that dividends are paid on shares of Class A common stock of Lazard Ltd. These dividends are credited in the form of additional RSUs with the same restrictions as the underlying RSUs to which they relate. In addition, the RSU agreements contain standard covenants, including among others, noncompetition and nonsolicitation of our clients and employees.

Bonus Plan

To align employee and shareholder interests, our Board of Directors adopted the 2008 Incentive Compensation Plan in February 2008, and the shareholders of Lazard Ltd approved the 2008 Incentive Compensation Plan in May 2008. The 2008 Incentive Compensation Plan provides for the grant of both cash and equity incentive awards. The Compensation Committee has full and direct responsibility and authority for determining our chief executive officer’s compensation under the 2008 Incentive Compensation Plan. The Compensation Committee reviews and approves the recommendations of our chief executive officer with regard to the compensation of our other officers under the 2008 Incentive Compensation Plan. Subject to overall compensation limits as determined from time to time and, with respect to plan participants, the terms of the 2008 Incentive Compensation Plan, our chief executive officer has responsibility for determining the compensation of all employees except as provided above.

For purposes of 2008 bonuses, our named executive officers were designated as participants in the 2008 Incentive Compensation Plan during the first 90 days of 2008. In order for our named executive officers to receive 2008 bonuses pursuant to the 2008 Incentive Compensation Plan, our total annual operating revenue for 2008 was required to exceed our total annual operating expenses for the year. This goal was achieved for fiscal year 2008 and therefore, a bonus pool was established in accordance with the compensation limits set forth in the 2008 Incentive Compensation Plan. The bonus pool was determined in a manner consistent with our practice prior to adopting the 2008 Incentive Compensation Plan. The actual size of the bonus pool for each fiscal year is determined at the end of the fiscal year, taking into account our results of operations, total shareholder return and/or other measures of our financial performance or of the financial performance of one or more of our subsidiaries or divisions. A target maximum ratio of aggregate compensation and benefits expense for the year (including annual incentive payments under the plan) to annual revenue or income (or to similar measures of corporate profitability) may also be taken into account, and for 2008, we applied a target ratio of compensation and benefits expense to operating revenue of 57.5% originally adopted at the time of the equity public offering in 2005 (which ratio is subject to change in the future, including to adapt to changes in the economic environment or a change that may be necessitated by lower operating revenues or to fund a major expansion). The bonus pool is allocated among the participants in the plan with respect to each fiscal year. This allocation may be made at any time prior to payment of bonuses for such year, and may take into account any factors deemed appropriate, including, without limitation, assessments of individual, subsidiary or division performance and input of management.

Amounts payable with respect to bonuses are satisfied in cash, deferred cash awards and through equity awards granted under the 2008 Incentive Compensation Plan or under the Lazard Ltd 2005 Equity Incentive Plan and the 2008 Incentive Compensation Plan.

Retention Agreements with Named Executive Officers

Each of the named executive officers has entered into a retention or employment agreements with Lazard. Generally, the provision of services under the retention agreements is terminable by either party upon three months notice, and the agreements also contain the following terms and conditions:

Compensation and Employee Benefits. On January 29, 2008, Mr. Wasserstein executed a new five-year employment agreement with the Company and was granted a Special Retention Award of 2,700,000 RSUs under the Lazard Ltd 2005 Equity Incentive Plan. The Special Retention Award generally will vest entirely on December 31, 2012 at the end of the five-year period. The Special Retention Award will be forfeited, however, if Mr. Wasserstein’s employment is terminated on or prior to December 31, 2012 (unless terminated as a result of death or disability or as a result of a termination by us without cause). The Special Retention Award also will vest upon certain changes in control of Lazard Ltd. The Special Retention Award is intended to constitute a significant part of Mr. Wasserstein’s compensation for each of the years in the five-year period ending December 31, 2012. Except as discussed above and as detailed in the agreement, Mr. Wasserstein must remain at Lazard through the end of the five-year period to receive the Special Retention Award. In addition, the agreement with Mr. Wasserstein provides that his base salary will be $900,000 per annum and that any additional compensation or bonuses to Mr. Wasserstein during the five-year period will be at the discretion of the Compensation Committee of Lazard Ltd and the Board of Directors.

On October 4, 2004, Mr. Stern entered into a retention agreement with Lazard, and on May 7, 2008, Messrs. Castellano, Golub and Ward entered into amended retention agreements with Lazard. These retention agreements provide for a minimum annual base salary of no less than $500,000 for Mr. Castellano, $900,000 for Mr. Golub, $900,000 for Mr. Ward, and $750,000 for Mr. Stern. The term of these agreements continue until March 31, 2011, unless earlier terminated in accordance with their terms. In addition, each of Messrs. Castellano, Golub and Ward is entitled to an annual bonus to be determined under the applicable annual bonus plan of Lazard on the same basis as annual bonuses are determined for other executive officers of Lazard and paid in the same ratio of cash to equity awards as is applicable to other executives, provided that he is employed by Lazard at the end of the applicable fiscal year.

In addition, Mr. Wasserstein’s agreement provides that until December 31, 2012, he will participate in the employee benefit plans and programs generally applicable to our most senior executives on terms no less favorable than those provided to such senior executives, except that his participation in equity-related, bonus, incentive, profit sharing and deferred compensation plans will require the consent of our Board of Directors or the Compensation Committee of Lazard Ltd. Mr. Wasserstein’s agreement also provides that he will be entitled to perquisites and fringe benefits no less favorable than those provided to him by Lazard Group immediately prior to January 29, 2008, to the extent not inconsistent with our policies as in effect from time to time, which perquisites and fringe benefits are similar to those customarily provided to chief executive officers. The retention agreements with each of Messrs. Castellano, Golub, Ward, and Stern provide that they will be entitled to participate in employee retirement and welfare benefit plans and programs of the type made available to our most senior executives.

Payments and Benefits Upon Certain Terminations of Service. Each retention agreement with our named executive officers, other then Mr. Stern, provides for certain severance benefits in the event of a termination prior to March 31, 2011 (or December 31, 2012, in the case of Mr. Wasserstein), by us other than for cause or, except in the case of Mr. Wasserstein, by the named executive officer for good reason (which we refer to below as a “qualifying termination”). Except with respect to Mr. Wasserstein, the level of the severance benefits depends on whether the applicable termination occurs prior to or following a change in control of Lazard Ltd.

In the event of a qualifying termination of Mr. Wasserstein’s employment or, prior to a change in control, the employment of any of Messrs. Castellano, Golub or Ward, the executive generally would be entitled to receive in a lump sum (1) any unpaid base salary accrued through the date of termination, (2) any earned but unpaid bonuses for years completed prior to the date of termination, (3) a prorated bonus for the year of termination (other than Mr. Wasserstein) and (4) a severance payment (other than Mr. Wasserstein) in the following amounts: two times the sum of such executive officers base salary and average annual bonus for the two fiscal years prior to the date of such executive officer’s termination. Upon such a qualifying termination, the named executive officer and his eligible dependents would generally continue to be eligible to participate in our medical and dental benefit plans, on the same basis as in effect immediately prior to the executive’s date of termination (which currently requires the named executive officer to pay the full cost of the premiums), for the following periods: for Mr. Wasserstein, for the remainder of his life; and for Messrs. Castellano, Golub and Ward, for two years following such termination. The period of such medical and dental benefits continuation would generally be credited towards the named executive officer’s credited age and service for purpose of our retiree medical program.

In the event of a qualifying termination of any of Messrs. Castellano, Golub or Ward on or following a change in control, such executive officer would receive the severance payments and benefits described in the preceding paragraph, except that the severance payments would be in the following amounts: three times the sum of such executive officers base salary and average annual bonus for the two fiscal years prior to the date of such executive officer’s termination. In addition, each of the named executive officers, other then Mr. Stern, and his eligible dependents would be eligible for continued participation in our medical and dental benefit plans and receive age and service credit, as described above, except that the applicable period for each of Messrs. Castellano, Golub and Ward would be 36 months following the date of termination of service.

The retention agreement with Mr. Wasserstein provides that in the event his service is terminated due to his death or disability, he would continue to be eligible for the medical and dental benefits described above.

The retention agreement with each of Messrs. Golub and Castellano provides that if the executive officer voluntarily retires after March 31, 2011, the RSUs and deferred cash awards that he currently holds, as well as any RSUs and deferred cash awards that he is granted in later years as part of ordinary annual incentive compensation will continue to vest on the original vesting dates, subject only to compliance with the applicable restrictive covenants through the applicable vesting date (without regard to the earlier expiration of the stated duration of any such restricted covenant), and will not be forfeited upon the termination of his employment. In order to address certain rules on partnership taxation which could result in taxation of Messrs. Golub and Castellano on their RSUs and deferred cash awards immediately following March 31, 2011, on that date, Messrs. Golub and Castellano will receive 50% of the shares of Class A common stock subject to their then outstanding RSUs and will be paid 50% of the unpaid cash subject to their then outstanding deferred cash awards. All remaining shares and cash will continue to be subject to the applicable restrictive covenants and will not be paid to the applicable executive until the relevant vesting dates. For a brief description of these partnership taxation rules and their impact on outstanding RSUs and deferred cash awards held by members of Lazard Group LLC, including Messrs. Golub and Castellano, see “Compensation Discussion and Analysis — Tax Consequences.”

Change in Control Excise Tax Gross-up. Each retention agreement with our named executive officers, other than Mr. Stern, provides that in the event that the executive officer’s receipt of any payment made by us under the retention agreement or otherwise is subject to the excise tax imposed under Section 4999 of the Code, an additional payment will be made to restore the executive to the after-tax position that he would have been in if the excise tax had not been imposed.

Noncompetition and Nonsolicitation of Clients. While providing services to us and during the three-month period following termination of the named executive officer’s (including Mr. Stern’s) services to us (one-month period in the event of such a termination by us without cause), the named executive officer may not:

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

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table provides information about the number and value of RSUs held by the named executive officers as of December 31, 2008. The market value of the RSUs was calculated based on the closing price of the Lazard Ltd Class A common stock on the NYSE on December 31, 2008 ($29.74). The table does not include RSU that relate to 2008 performance, which were generally granted in February 2009, except for the Special Retention Award granted to Mr. Wasserstein, which was granted in January 2008, and intended to constitute a significant part of Mr. Wasserstein’s compensation for each of the years in the five-year period ending December 31, 2012.

Named Executive Officer	Number of Restricted Stock Units That Have Not Vested (1)	Market Value of Restricted Stock Units That Have Not Vested
Bruce Wasserstein	4,358,878	$129,633,032
Michael J. Castellano	41,202	$1,225,348
Steven J. Golub	541,862	$16,114,976
Alexander F. Stern	104,490	$3,107,533
Charles G. Ward, III	147,410	$4,383,974

(1)	RSU awards are typically granted to our named executive officers in January of each year under Lazard’s 2005 Equity Incentive Plan or the 2008 Incentive Compensation Plan and relate to the prior year’s performance. The scheduled vesting dates for RSU awards granted to each of the named executive officers are as follows: (i) the Special Retention Award of 2,700,000 RSUs granted to Mr. Wasserstein on January 29, 2008 will vest on December 31, 2012, (ii) RSUs granted on January 30, 2008 will vest on March 31, 2011; (iii) RSUs granted on January 23, 2007 will vest 50% on March 31, 2010 and 50% on March 31, 2011; and (iv) RSUs granted on January 24, 2006 will vest on March 31, 2010.

Pension Benefits

The following table provides information with respect to Lazard Frères & Co. LLC Employees’ Pension Plan, a qualified defined-benefit pension plan, and a related supplemental defined-benefit pension plan. Each of Mr. Golub and Mr. Stern has an accrued benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan, and Mr. Stern has accrued additional benefits under the related supplemental defined-benefit pension plan. The annual benefit under such plans, payable as a single life annuity commencing at age 65, would be $4,332 for Mr. Golub and $12,421 for Mr. Stern. Under the terms of the supplemental defined-benefit pension plan, the benefits are only payable in a single lump sum payment. These benefits accrued in each case prior to the applicable officer’s becoming a managing director of Lazard. Benefit accruals under both of these plans were frozen for all participants effective January 31, 2005. For a discussion of the valuation method and all material assumptions applied in quantifying the present value of the current accrued benefit see Note 17 of Notes to the Consolidated Financial Statements of Lazard Group. Messrs. Wasserstein, Castellano and Ward do not participate in any of these plans.

Named Executive Officer	Plan Name	Number of Years Credited Service (1)	Present Value of Accumulated Benefit ($) (2)	Payments During Last Fiscal Year ($)
Steven J. Golub	Lazard Frères & Co. LLC Employees’ Pension Plan	2	$42,182	$0

Alexander F. Stern	Lazard Frères & Co. LLC Employees’ Pension Plan	6	$35,778	$0
	Supplemental Defined-Benefit Pension Plan	6	$1,929	$0

(1)	Messrs. Golub and Stern have been employed by Lazard for 24 and 13 years, respectively, and became managing directors in 1986 and 2002, respectively, at which point they ceased accruing benefits under these plans.

(2)	In calculating the present value of accumulated benefits outlined above, Mr. Golub and Mr. Stern are assumed to live to age 65 and subsequently retire. They are also assumed to choose the single life annuity form of benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan and the lump sum form of benefit under the Supplemental Defined-Benefit Pension Plan (for Mr. Stern only). The interest and mortality used to determine the Employees’ Pension Plan present value is 5.8% for all years and the RP-2000 Mortality Table (with 9 years improvement and adjusted for white collar workers) after retirement only. The Supplemental Defined-Benefit Pension Plan assumes that the annuity benefit will be converted to a lump sum at age 65 using a 5.55% interest rate and the mortality outlined in IRS Notice 2008-85 applicable for lump sum payments (projected to the year participant attains age 65 using Scale AA). A 5.80% discount rate is used to determine the present value of this single payment at age 65 at December 31, 2008.

Potential Payments Upon Termination or Change-in-Control

As described above, each of our named executive officers has entered into a retention or employment agreement with Lazard. However, the retention agreement with Mr. Stern does not provide for any payments or benefits in connection with the termination of his employment. The retention agreements with Messrs. Wasserstein, Castellano, Golub and Ward provide for certain severance benefits in the event of a termination prior to March 31, 2011 (or prior to December 31, 2012, in the case of Mr. Wasserstein) by us other than for cause or, except in the case of Mr. Wasserstein, by such named executive officer for good reason. Except with respect to Mr. Wasserstein, the level of the severance benefits depends on whether the applicable termination occurs prior to or following a change in control of Lazard Ltd. For a discussion of the severance benefits provided pursuant to the retention agreements, see “Retention Agreements with Named Executive Officers.”

Each of our named executive officers has received RSUs pursuant to Lazard Ltd’s 2005 Equity Incentive Plan and Lazard Ltd’s 2008 Incentive Compensation Plan, and each of our named executive officers, other than Mr. Wasserstein, has received a deferred cash award. In the event of a change in control of Lazard Ltd all deferred cash awards and all RSUs granted under the 2005 Equity Incentive Plan or the 2008 Incentive Compensation Plan will automatically vest.

The following table shows the potential payments that would be made by Lazard to each of the named executive officers assuming that such officers’ employment with Lazard terminated, or a change in control occurred, on December 31, 2008 under the circumstances outlined in the table. As a result, the deferred cash awards and RSU awards granted in February 2009 (which relate to 2008 performance) are not reflected in the table. For purposes of this table, the price of Lazard Ltd Class A common stock is assumed to be $29.74, which was the closing price on December 31, 2008.

	Prior to a Change in Control			On or After a Change in Control
	Death or Disability	Involuntary Termination without ”Cause”	Resignation for “Good Reason” (1)	No Termination of Employment	Death or Disability	Involuntary Termination without “Cause” or Resignation for “Good Reason” (1)
Named Executive Officer
Bruce Wasserstein
Severance Payment	—	—	—	—	—	—
RSU Vesting (2) (3)	$129,633,032	$129,633,032	—	$129,633,032	$129,633,032	$129,633,032
Pro-rata Annual Incentive Payment (4)	—	—	—	—	—	—
Excise Tax Gross-up Payment (5)	—	—	—	$32,838,819	$32,838,819	$32,838,819

Michael J. Castellano
Severance Payment	—	$5,500,000	$5,500,000	—	—	$8,250,000
RSU Vesting (2) (3)	$1,225,348	$1,225,348	—	$1,225,348	$1,225,348	$1,225,348
Pro-rata Annual Incentive Payment (4)	$1,650,000	$1,650,000	$1,650,000	—	$1,650,000	$1,650,000
Excise Tax Gross-up Payment (5)	—	—	—	—	—	$3,694,380

Steven J. Golub
Severance Payment	—	$28,300,000	$28,300,000	—	—	$42,450,000
RSU Vesting (2) (3)	$16,114,976	$16,114,976	—	$16,114,976	$16,114,976	$16,114,976
Pro-rata Annual Incentive Payment (4)	$7,687,885	$7,687,885	$7,687,885	—	$7,687,885	$7,687,885
Excise Tax Gross-up Payment (5)	—	—	—	—	—	$23,734,468

Alexander F. Stern
Severance Payment	—	—	—	—	—	—
RSU Vesting (2) (3)	$3,107,533	$3,107,533	—	$3,107,533	$3,107,533	$3,107,533
Pro-rata Annual Incentive Payment (4)	$2,000,000	$2,000,000	—	—	$2,000,000	$2,000,000
Excise Tax Gross-up Payment (5)	—	—	—	—	—	—

Charles G. Ward, III
Severance Payment	—	$9,800,000	$9,800,000	—	—	$14,700,000
RSU Vesting (2) (3)	$4,383,974	$4,383,974	—	$4,383,974	$4,383,974	$4,383,974
Pro-rata Annual Incentive Payment (4)	$2,737,885	$2,737,885	$2,737,885	—	$2,737,885	$2,737,885
Excise Tax Gross-up Payment (5)	—	—	—	—	—	$7,138,393

(1)	Messrs. Wasserstein and Stern are not entitled to any payments upon a resignation for “Good Reason”.

(2)	Valuation of all RSU awards is based upon the full value of the underlying Lazard Ltd Class A common stock at the close of business on December 31, 2008, without taking into account any discount for the present value of such awards. Upon a Change in Control, all RSU awards immediately vest in full.

(3)

Upon death, all RSU awards vest upon the earlier of 30 days or the scheduled vesting date. Upon disability, or a termination without “cause,” the executive may be immediately taxed on 100% of the shares underlying the RSUs. Accordingly, 50% of the shares underlying the RSUs will be delivered to the executive immediately upon termination to allow payment of taxes, and the remaining 50% will be delivered on the original vesting dates, provided that the executive does not violate his restrictive covenants. The scheduled vesting date for our various RSU awards are as follows: (i) the Special Retention Award of 2,700,000 RSUs granted to Mr. Wasserstein on January 29, 2008 will vest on December 31, 2012; (ii) RSUs granted on January 30, 2008 will vest on March 31, 2011; (iii) RSUs granted on January 23, 2007 will vest 50% on March 31, 2010 and 50% on March 31, 2011; and (iv) RSUs granted on January 24, 2006 will vest on March 31, 2010. See Footnote (1) to the “Outstanding Equity Awards at 2008 Fiscal Year-End” table.

(4)	Under the terms of the 2005 Bonus Plan, upon death or disability, each named executive officer may receive a pro-rated portion of the annual incentive compensation that he would have received in the absence of such termination. Assuming a December 31, 2008 death or disability, all named executive officers were assumed to have received their full incentive compensation award for 2008 (annual cash bonus, deferred cash award, plus value of RSU award).

Pursuant to their retention agreements, Messrs. Castellano, Golub and Ward are entitled to a pro-rata bonus payment in the event of their involuntary termination without “Cause” or resignation for “Good Reason”. Under such circumstances we have assumed that each would receive their full incentive compensation award for 2008 (annual cash bonus, deferred cash award, plus value of RSU award).

(5)	Amounts represent the amount needed to pay each named executive officer in order to satisfy their excise tax obligations under Section 280G of the Code, which imposes an excise tax on certain payments made in connection with a change in control of the Company, and any additional tax cost related to the gross-up payment, assuming that a change in control of the Company and a qualifying termination of employment occurred on December 31, 2008. Amounts were determined in accordance with Section 280G and the regulations issued thereunder, assuming a regular income tax rate ranging from 43.7% to 44.6% based on each named executive officer’s work location and personal residence, each named executive officer’s Lazard compensation for the period from 2003-2007 and an interest rate equal to 1.63%.

If a named executive officer had voluntarily resigned or retired from Lazard on December 31, 2008 without “good reason” or was terminated by Lazard for cause, he would not have been entitled to receive any severance payments from Lazard and any unvested RSUs would have been forfeited.

With respect to a termination for Cause of a named executive officer, other than Mr. Wasserstein, the term Cause shall mean: (A) conviction of, or a guilty plea to, a felony, or of any other crime that legally prohibits the named executive officer from working for Lazard; (B) a breach of a regulatory rule that materially adversely affects the named executive officer’s ability to perform his duties for Lazard; (C) willful and deliberate failure on the part of the named executive officer (i) to perform his employment duties in any material respect or (ii) to follow specific reasonable directions received from Lazard; or (D) a breach of the covenants contained in the retention agreements that is (individually or combined with other such breaches) demonstrably and materially injurious to Lazard or any of its affiliates. Notwithstanding the foregoing, with respect to the events described in clauses (B) and (C)(i) of the prior sentence, the named executive officer’s acts or failure to act shall not constitute cause to the extent taken (or not taken) based upon the direct instructions of the chief executive officer of Lazard or the Board of Directors of Lazard or a more senior executive officer of Lazard.

With respect to a termination for Cause under Mr. Wasserstein’s retention agreement, the term Cause means: (i) that he is convicted of, or pleads guilty to, a felony or any other crime that legally prohibits him from working for the Company or its affiliates; (ii) that he breaches a regulatory rule that materially adversely affects his ability to perform his duties; (iii) the willful and deliberate failure on his part to (A) perform his employment duties in any material respect or (B) follow specific reasonable directions received from the Board, in each case following written notice to him of such failure and, if such failure is curable, his failing to cure such failure within a reasonable time (but in no event less than 30 days); or (iv) a breach of a covenant that is (individually or combined with other such breaches) demonstrably and materially injurious to the Company or any of its affiliates.

With respect to a termination of any of Messrs. Castellano, Golub or Ward for Good Reason their retention agreements define Good Reason as: (i) the assignment of the named executive officer to any duties inconsistent in any material respect with his position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as in effect as of May 7, 2008, or any other action by Lazard which results in a material diminution in such position, authority, duties or responsibilities from the level in effect as of May 7, 2008; (ii) a material breach by Lazard of the terms of the retention agreement, or (iii) any requirement that the named executive officer’s principal place of employment be relocated to a location that increases the executives commute from his primary residence by more than 30 miles.

The term Change in Control as used in the retention agreements and in the 2005 Equity Incentive Plan and the 2008 Incentive Compensation Plan shall mean any of the following events: (i) an acquisition (other than directly from the Company) by an individual, entity or a group (excluding the Company or an employee benefit plan of the Company or a corporation controlled by the Company’s shareholders) of 20% (30% for purposes of the 2008 Incentive Compensation Plan) or more of either (A) the then-outstanding shares of Lazard Ltd Common Stock (treating, for this purpose, the then-outstanding Class II interests of LAZ-MD Holdings (“Class II interests”) as shares of Lazard Ltd Common Stock on an as-if fully exchanged basis in accordance with the Master Separation Agreement) (the “Outstanding Company Common Stock”), assuming the full exchange of all of the then-outstanding Class II interests for shares of Lazard Ltd Common Stock in accordance with the Master Separation Agreement or (B) the combined voting power of the then-outstanding voting securities of the Company entitled to vote generally in the election of directors (the “Outstanding Company Voting Securities”); (ii) a change in a majority of the current Board of Directors (the “Incumbent Board”) (excluding any persons approved by a vote of at least a majority of the Incumbent Board other than in connection with an actual or threatened proxy contest); (iii) consummation of a merger, consolidation or sale of all or substantially all of the Company’s assets (collectively, a “Business Combination”) other than a Business Combination in which all or substantially all of the individuals and entities who are the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination (assuming in each case the full exchange of the Class II Interests for shares of Lazard Ltd Common Stock in accordance with the Master Separation Agreement) will beneficially own, directly or indirectly, more than 50% of, respectively, the outstanding shares of Lazard Ltd common stock, and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination, at least a majority of the Board of Directors of the resulting corporation were members of the Incumbent Board, and after which no Person owns 20% (30% for purposes of the 2008 Incentive Compensation Plan) or more of the stock of the resulting corporation, who did not own such stock immediately before the Business Combination or (iv) shareholder approval of a complete liquidation or dissolution of the Company.

Director Compensation for 2008

Directors who are officers of Lazard do not receive any fees for their service as directors. On February 26, 2008, based on the recommendation of the Nominating & Governance Committee of Lazard Ltd, our directors’ compensation program was amended to provide that each of our non-executive directors would receive an annual cash retainer of $96,750 and an annual award of deferred stock units (“DSUs”) with a grant date value of $118,250. The chair of the Audit Committee of Lazard Ltd is paid an additional annual retainer of $30,000 and the chairs of each of the Nominating & Governance Committee of Lazard Ltd and the Compensation Committee of Lazard Ltd are paid an additional annual retainer of $20,000, in each case 45% of which is paid in cash and 55% in DSUs. The other members of the Audit Committee of Lazard Ltd are paid an additional annual retainer of $20,000 and the other members of the Nominating & Governance Committee of Lazard Ltd and the Compensation Committee of Lazard Ltd are paid an additional annual retainer of $15,000, in each case 45% of which is paid in cash and 55% in DSUs. Cash compensation is paid out on a quarterly basis and the DSU awards described above are granted on an annual basis on June 1st of each year, except for initial pro-rated grants made to new directors upon their joining the Board of Lazard Ltd. The number of DSUs granted is based on the closing price of Lazard Ltd Class A common stock on the NYSE on the date of grant.

Non-executive directors may elect to receive additional DSUs in lieu of some or all of their cash compensation pursuant to the Lazard Ltd Directors Fee Deferral Unit Plan. DSUs awarded under this plan are granted on the same quarterly payment date as cash compensation would have been received and the number of DSUs is calculated based on the closing price of Class A common stock of Lazard Ltd on the NYSE on the date of grant.

All DSUs awarded under these arrangements (1) were issued under either the 2005 Equity Incentive Plan or the 2008 Incentive Compensation Plan, and (2) are converted to Class A common stock of Lazard Ltd on a one-for-one basis and distributed to the director after he or she resigns or otherwise ceases to be a member of our Board.

Directors	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation (2)	Total
Ronald J. Doerfler	$102,125	$134,801	$2,046	$238,972
Dominique Ferrero (3)(4)	$0	$211,609	$1,021	$212,630
Steven J. Heyer (3)	$0	$258,995	$4,598	$263,593
Sylvia Jay	$102,125	$134,801	$2,175	$239,101
Ellis Jones (3)	$0	$206,930	$3,484	$210,414
Philip A. Laskawy (4)	$31,725	$108,787	$557	$141,069
Hal S. Scott	$106,625	$140,285	$2,302	$249,212
Michael J. Turner	$102,125	$134,801	$2,175	$239,101

1.	The value of the DSUs reported in the table above is based on the amount that is recognized in our financial statements under FAS No. 123R for the 2008 fiscal year. See Note 16 of Notes to the Consolidated Financial Statements of Lazard Group for a discussion of the assumptions used in the valuation of the DSUs. The number and grant date fair value of DSUs granted on June 1, 2008 under FAS No. 123R (based on the closing price of the Class A common stock of Lazard Ltd on the NYSE at the time of the grant) were as follows: Mr. Doerfler, 3,539, valued at $134,801; Mr. Ferrero, 3,105, valued at $118,269; Mr. Heyer, 3,900, valued at $148,551; Lady Jay, 3,539, valued at $134,801; Mr. Jones, 3,105, valued at $118,269; Mr. Laskawy, 2,783, valued at $108,787 (as of July 29, 2008, when he joined the Board); Mr. Scott, 3,683, valued at $140,285; and Mr. Turner, 3,539, valued at $134,801. The total number of DSUs held by each of our non-executive directors at December 31, 2008 was as follows: Mr. Doerfler, 6,885; Mr. Ferrero, 5,914; Mr. Heyer, 15,611; Lady Jay, 7,208; Mr. Jones, 12,052; Mr. Laskawy, 2,783; Mr. Scott, 7,595; and Mr. Turner, 7,208.

2.	Represents cash dividends paid on the DSUs to each of the directors listed in the table.

3.	Messrs. Ferrero, Heyer and Jones elected to defer their quarterly cash compensation into additional DSUs, pursuant to the terms of the Lazard Ltd Directors Fee Deferral Unit Plan, which was approved by our Board of Directors on May 9, 2006. As a result Messrs. Ferrero, Heyer and Jones received 1,989, 3,125, and 2,581 additional DSUs in lieu of cash, respectively, in 2008.

4.	Mr. Ferrero joined the Board on March 10, 2008 and Mr. Laskawy joined the Board on July 29, 2008.

Mr. Vernon E. Jordan, Jr. is a member of our Board of Directors and is a senior managing director of Lazard. Mr. Jordan is not an executive officer of Lazard, as that term is defined in the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and was therefore not included in the Summary Compensation Table. Mr. Jordan does not receive any fees for his service as director of Lazard. Mr. Jordan’s total compensation as a senior managing director for 2008, as viewed by senior management and the Compensation Committee, was as follows: base salary, $500,000; annual cash bonus, $500,000; RSU award, $825,000; deferred cash award, $925,000 and all other compensation, $507,006; for total compensation of $3,257,006. This differs from the presentation in the table below by including the full grant date value of the RSUs and deferred cash award made on February 10, 2009, which related to 2008 performance but are not reflected in the table because they were granted after the end of our 2008 fiscal year and does not include the portion of previous years’ grants that were amortized in 2008.

The following table sets forth Mr. Jordan’s compensation as a senior managing director for 2008 as required under SEC rules for director compensation disclosure in proxy statements.

Salary	Annual Cash Bonus (1)	Restricted Stock Unit Awards (2)	All Other Compensation (3)	Total
$500,000	$500,000	$608,177	$507,006	$2,115,183

(1)	Mr. Jordan also received a deferred cash award on February 10, 2009 of $925,000, which related to 2008 performance. The deferred cash award vests in four installments as follows: $300,000 on November 30, 2009, $208,333 on each of November 30, 2010, February 28, 2012 and February 28, 2013. See the narrative discussion under the heading “Compensation Discussion and Analysis—Design of Our Compensation Programs—Incentive Compensation” for a description the terms and conditions of the February 2009 deferred cash awards.

(2)	The value of the RSUs is based on the amount that is recognized in our consolidated financial statements under FAS No. 123R for the 2008 fiscal year. See the narrative discussion under the heading “Grants of Plan Based Awards” for a description of the terms and conditions of the January 2008 restricted stock unit (“RSU”) grants. On February 10, 2009, Mr. Jordan received an RSU award with a grant date value of $825,000, which related to 2008 performance. See the narrative discussion under the heading “Compensation Discussion and Analysis—Design of Our Compensation Programs — Incentive Compensation” for a description of the terms and conditions of the February 2009 RSU grants.

(3)	Pursuant to a letter agreement entered into with Mr. Jordan in 1999 and subsequently amended on January 1, 2004, Mr. Jordan is entitled to benefits on the same basis as other managing directors and to use, on a priority basis, a corporate apartment in New York. The incremental cost to Lazard of providing Mr. Jordan with use of this apartment was $288,000 in 2008. Mr. Jordan also received a tax gross-up payment of $217,356 as reimbursement for taxes paid on the imputed income from the use of the apartment. In connection with our recapitalization in May 2005, Mr. Jordan entered into a retention agreement in the form applicable to our named executive officers generally. See “Retention Agreements with Named Executive Officers.” Mr. Jordan is also the beneficiary of a Company provided life insurance and excess liability insurance policy.

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

As of December 31, 2008, approximately 62.4% and 37.6% of our common membership interests are held by wholly-owned subsidiaries of Lazard Ltd and by LAZ-MD Holdings, respectively. Our managing member interests are held by two indirect wholly owned subsidiaries of Lazard Ltd and our profit participation interests are held by various managing directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

Pursuant to the corporate governance listing standards of the NYSE, the Board of Directors has adopted standards for determining whether directors have material relationships with Lazard. The standards are set forth on Annex A to Lazard Ltd’s proxy statement. Under these standards, a director employed by Lazard cannot be deemed to be an “independent director,” and consequently Mr. Wasserstein and Mr. Jordan are not independent directors of Lazard. In addition, the Board has determined that Mr. Ellis Jones, the chief executive officer of Wasserstein & Co., LP, a private equity investment firm that is majority owned by the Wasserstein family trusts and Mr. Wasserstein, also has been determined not to be independent at this time.

The Board has determined that Messrs. Doerfler, Heyer, Laskawy, Scott, Turner, and Lady Jay do not have a material relationship with Lazard under the Board’s standards for independence and accordingly each is independent under the NYSE corporate governance listing standards. In making its independence determinations the Board considered the engagement of Lazard in 2008 by L’Oreal USA, Inc., a sister company of L’Oreal UK. Lady Jay is vice chairman of L’Oreal UK. Lazard provided M&A advisory services to L’Oreal USA in the ordinary course of business and the engagement was deemed per se immaterial pursuant to Lazard’s Standards of Director Independence.

The Board also determined that Mr. Ferrero was independent, after giving careful consideration to the relationship between Lazard and Natixis, of which Mr. Ferrero is the Chief Executive Officer. Natixis is the successor entity in a merger with IXIS Corporate & Investment Bank, which participated as an investor in our recapitalization transactions in May 2005, purchasing $150 million of Lazard Ltd’s equity security units and 2,000,000 shares of Lazard Ltd’s Class A common stock at the IPO price of $25 per share. In May 2008, Natixis acquired 4,999,800 additional shares of Lazard Ltd’s Class A common stock upon the settlement of the purchase contracts comprising a portion of Lazard Ltd’s equity security units. In connection with the original investment by Natixis in May 2005, Lazard agreed to nominate one person designated by Natixis to our Board of Directors, currently Mr. Ferrero. At the time of our recapitalization transactions, Lazard also had in place a cooperation arrangement with Natixis in France. This cooperation arrangement was originally set to expire during the third quarter of 2008; however, the arrangement continues to be applied in accordance with its general terms pending the outcome of the continuing discussions regarding its formal extension. The cooperation arrangement provides that Lazard Group and Natixis will (1) place and underwrite securities on the French equity primary capital markets under a common brand, “Lazard-Natixis,” and cooperate in their respective origination, syndication and placement activities, (2) form an alliance in real estate advisory work with the objective of establishing a common brand for advisory and financing operations within France, and (3) create an exclusive mutual referral cooperation arrangement, subject to the fiduciary duties of each firm, with the goal of referring clients from Lazard Group to Natixis for services relating to corporate banking, lending, securitizations and derivatives within France and from Natixis to Lazard Group for mergers and acquisitions advisory services within France. In 2008, the cooperation arrangement generated approximately $24.7 million of gross revenue for Natixis and $16.2 million of gross revenue for Lazard. We also received advisory fees in 2008 of $600,000 with respect to one transaction involving Natixis. In 2007, we received advisory fees of $5.4 million with respect to several transactions involving Natixis and its affiliates. In 2006 we received advisory fees $18.2 million, including $17.7 million with respect to a major internal reorganization of the controlling shareholders of Natixis at that time. The Board determined, in its business judgment, that these relationships were not material, noting that (a) 2008 gross revenue generated pursuant to the cooperation arrangement and other transactions referenced above were less than 1.0% of Lazard’s gross revenues for 2008 and less than 1.0% of the annual gross revenue of Natixis for 2008 and (b) at December 31, 2008, as a result of the remarketing of the senior notes that comprised a portion of Lazard Ltd’s equity security units, Lazard no longer had any consolidated indebtedness owed to Natixis. See “Agreement with Natixis and the Wasserstein Family Trusts” and “Certain Relationships with Our Directors, Executive Officers and Employees.”

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

Related Party Transactions

On May 10, 2005, we completed a series of financing transactions the net proceeds of which were primarily used to redeem the outstanding Lazard Group membership interests of Lazard Group’s historical partners. In the discussions below, we refer to these financing transactions and the IPO, collectively, as the “recapitalization.” Concurrently, on May 10, 2005, Lazard Group transferred its capital markets business, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services, its fund management activities outside of France and specified non-operating assets and liabilities, to LFCM Holdings. In the discussions below, we refer to these businesses, assets and liabilities as the “separated businesses” and these transfers collectively as the “separation.”

Relationship with LAZ-MD Holdings and LFCM Holdings

LAZ-MD Holdings is a significant stockholder of Lazard Ltd. As of December 31, 2008, LAZ-MD Holdings owned approximately 37.6% of the voting power of all shares of Lazard Ltd’s voting stock through its ownership of the Class B common stock and is thereby able to exercise significant influence in the election of Lazard Ltd’s directors. Through its influence over Lazard Ltd, LAZ-MD is able to influence Lazard Group. LAZ-MD Holdings’ voting power in Lazard Ltd is intended to mirror its economic interest in Lazard Group, and its voting power will decrease over time in connection with the exchange of the LAZ-MD Holdings exchangeable interests by the current and former working members of Lazard Group for shares of Lazard Ltd’s Class A common stock. The current and former working members of Lazard Group, including our managing directors who held working member interests at the time of the recapitalization, own LAZ-MD Holdings exchangeable interests and, through the LAZ-MD Holdings stockholders’ agreement, have the right to cause LAZ-MD Holdings to vote its Class B common stock on an as-if-exchanged basis.

In addition, LFCM Holdings, which is the entity that owns and operates the separated businesses, ceased to be a subsidiary of Lazard Group and LAZ-MD Holdings at the time of the separation. It is owned by current and former working members of Lazard Group, including our managing directors and named executive officers, who are members of LAZ-MD Holdings. A managing director of Lazard Freres & Co LLC, a wholly owned subsidiary of Lazard Group, is the chairman of LFCM Holdings. LFCM Holdings reimbursed us $1.5 million for a portion of his salary and bonus in 2008 for services that he rendered to LFCM Holdings as its chairman. Our President, Charles G. Ward, III, is also the chairman of Lazard Alternative Investments Holdings LLC, a subsidiary of LFCM Holdings.

We entered into several agreements with Lazard Ltd, LAZ-MD Holdings and LFCM Holdings to effect the separation and recapitalization transactions and to define and regulate the relationships of the parties. Except as described in this section, we do not have any material arrangements with LAZ-MD Holdings and LFCM Holdings other than ordinary course business relationships on arm’s length terms.

Pursuant to a public offering that closed on September 9, 2008 and which was registered with the SEC and sponsored by Lazard Ltd, certain holders of LAZ-MD exchangeable interests exchanged their interests for Lazard Ltd Class A common stock (the “selling shareholders”) and sold 6,442,721 shares of Lazard Ltd’s common stock to the general public at a price of $37.00 per share. In connection with this offering, Lazard Group purchased an additional 715,858 shares of Lazard Ltd Class A common stock from the selling shareholders through Goldman, Sachs & Co. (“Goldman Sachs”), as agent, at the public offering price less the underwriting discount. In addition, the underwriters had the option to purchase up to an additional 715,858 shares of Lazard Ltd Class A common stock from the selling shareholders. To the extent that this option was not exercised in full, Lazard Group agreed to separately purchase from the selling shareholders, at the public offering price less the underwriting discount, all of those shares covered by the option and not purchased pursuant to the option. Pursuant to that separate purchase agreement, Lazard Group purchased a further 68,238 shares of Lazard Ltd’s Class A common stock. In the aggregate, the selling shareholders sold a total of 7,874,437 shares of Lazard Ltd Class A common stock.

The offering was underwritten by Goldman, Sachs and Lazard Capital Markets LLC, a subsidiary of LFCM Holdings. Goldman, Sachs acted as sole book-running manager and the representative of the underwriters. The underwriting discounts and commissions paid to the underwriters by the selling shareholders were negotiated with Goldman, Sachs on an arms-length basis. Goldman, Sachs purchased 80% of the shares being offered by the selling shareholders in the public offering and Lazard Capital Markets LLC purchased the remaining 20%, at an underwriting discount of $1.3875 per share. Lazard Capital Markets LLC earned revenue, net of estimated underwriting expenses, of approximately $1.85 million from the sale of shares of Lazard Ltd common stock offered by the selling shareholders. Our Board of Directors approved this public offering, including the selection of Lazard Capital Markets LLC as an underwriter. Pursuant to the business alliance agreement with LFCM Holdings (described below), we received approximately half of the underwriting discount proceeds obtained by Lazard Capital Markets LLC in connection with this offering. See “—Business Alliance Agreement.”

Agreements with LAZ-MD Holdings and LFCM Holdings

We have provided below summary descriptions of the master separation agreement and the other key related agreements we entered into with Lazard Ltd, LAZ-MD Holdings and LFCM Holdings in connection with the separation and recapitalization transactions, as well as any material amendments thereto. These agreements effected the separation and recapitalization transactions and also provide a framework for our ongoing relationship with LAZ-MD Holdings and LFCM Holdings. These agreements include:

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

In general, under the master separation agreement, LFCM Holdings indemnifies Lazard Ltd, Lazard Group, LAZ-MD Holdings and their respective representatives and affiliates for any and all losses (including tax losses) that such persons incur arising out of or relating to the separated businesses and the businesses conducted by LFCM Holdings (both historically and in the future) and any and all losses that Lazard Ltd, Lazard Group, LAZ-MD Holdings and their respective representatives or affiliates incur arising out of or relating to any breach of the master separation agreement by LFCM Holdings.

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

The services provided by Lazard Group to LFCM Holdings, and by LFCM Holdings to Lazard Group, under the administrative services agreement generally were to be provided until December 31, 2008, and were subject to automatic annual renewal, unless either party gives 180 days notice of termination. As of December 31, 2008, neither party has given the required notice of termination, and the agreement has been automatically renewed for a one year period. LFCM Holdings and Lazard Group have a right to terminate the services earlier if there is a change of control of either party or the business alliance provided in the business alliance agreement expires or is terminated. The party receiving a service may also terminate a service earlier upon 180 days’ notice as long as such receiving party pays the service provider an additional 3 months of service fee for the terminated service. The services provided by Lazard Group to LAZ-MD Holdings will generally be provided until December 31, 2014, unless terminated earlier because of a change of control of either party. See Note 19 of Notes to the Consolidated Financial Statements contained in this 2008 Annual Report on Form 10-K for a discussion of payments made in 2008 under the administrative services agreement.

In addition, in connection with the various agreements entered into in connection with the CP II MgmtCo Spin-Off, Lazard Group agreed to provide certain specified services to LFCM Holdings (which, in turn, LFCM Holding may provide to CP II MgmtCo) pursuant to the administrative services agreement and to generally not terminate such specified services until June 30, 2010. See “—Business Alliance Agreement” for a discussion of the CP II MgmtCo Spin-Off.

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

The business alliance agreement provides that Lazard Group will refer to LFCM Holdings selected opportunities for underwriting and distribution of securities. In addition, Lazard Group will provide assistance in the execution of any such referred business. In exchange for this referral obligation and assistance, Lazard Group is entitled to a referral fee from LFCM Holdings equal to approximately half of the revenue obtained by LFCM Holdings in respect of any underwriting or distribution opportunity. In addition, LFCM Holdings will refer opportunities in the Financial Advisory and Asset Management businesses to Lazard Group. In exchange for this referral, LFCM Holdings is entitled to a customary finders’ fee from Lazard Group. In addition, the business alliance agreement further provides that, during the term of the business alliance, Lazard Frères & Co. LLC and LAM Securities will introduce execution and settlement transactions to newly formed broker-dealer entities affiliated with LFCM Holdings. The term of the business alliance expires on May 10, 2010, subject to periodic automatic renewal, unless either party elects to terminate in connection with any such renewal or elects to terminate on account of a change of control of either party. See Note 19 of Notes to the Consolidated Financial Statements contained in this 2008 Annual Report on Form 10-K for a discussion of payments made in 2008 under the business alliance agreement.

In addition, the business alliance agreement granted Lazard Group options to acquire the North American and European fund management activities of Lazard Alternative Investments Holdings LLC, or “LAI,” the subsidiary of LFCM Holdings that owns and operates LFCM Holdings’ alternative investment activities. The option is currently exercisable at any time prior to May 10, 2014 for a total price of $4.5 million. The option may be exercised by Lazard Group in two parts, consisting of a $2.5 million option to purchase the North American fund management activities and a $2 million option to purchase the European fund management activities. The option price for the North American fund management activities reflects a reduction of $1.5 million due to the payment of a like amount to LFCM Holdings in February 2008 in connection with the initial public offering of Sapphire Industrials Corp., a newly-organized special purpose acquisition company formed by a subsidiary of Lazard Group and a reduction of $4 million due to the payment of a like amount in February, 2009 to LFCM Holdings in connection with the CP II MgmtCo Spin-Off and the amendments to the business alliance agreement described below. In addition to the option price reduction, the $1.5 million payment was made in exchange for an agreement by LFCM Holdings not to assert certain claims that it may believe that it had under the business alliance agreement following the initial public offering of Sapphire. LAI’s fund management activities initially consisted of the fund management and general partner entities that were transferred to LFCM Holdings in connection with the separation. The business alliance agreement provides that, prior to the expiration, termination or exercise of the options, Lazard Group has certain governance rights with respect to LAI, and LFCM Holdings is required to support the business of LAI. Lazard Group may agree to new capital commitments and other obligations with respect to newly formed funds in its sole discretion. Lazard Group may be entitled to receive from LFCM Holdings all or a portion of payments from the incentive fees attributable to newly established LAI funds less compensation payable to investment professionals who manage these funds. In addition, Lazard Group is obligated to abide by obligations that existed as of the date of the separation and recapitalization with respect to funds existing as of such date and, other than with respect to the private equity operations retained by Lazard Group in the separation, Lazard Group will not compete with the fund management business of LAI until the expiration, termination or exercise of the options. In February, 2009, pursuant to agreements entered into by us, a subsidiary of LAI (“LAI North America”), LFCM Holdings and the investment professionals who manage Corporate Partners II Limited (“CP II”), equity ownership of the management company of CP II (“CP II MgmtCo”) was transferred from LAI North America investment professionals who manage CP II (the “CP II MgmtCo Spin-Off”). In connection with the CP II MgmtCo Spin-Off, Lazard Group made a $4 million cash payment to LFCM Holdings. In consideration for this payment, the business alliance agreement was amended to remove any restriction on Lazard Group engaging in private equity businesses in North America and to reduce the price of our option to acquire the fund management activities of LAI in North America from $6.5 million to $2.5 million. See Note 10 of Notes to the Consolidated Financial Statements contained in this 2008 Annual Report on Form 10-K for a further discussion of the CP II MgmtCo Spin-Off.

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

Shares of Lazard Ltd’s common stock will cease to be registrable securities upon the consummation of any sale of such shares pursuant to an effective registration statement or under Rule 144 of the Securities Act or when they become eligible for sale under Rule 144 of the Securities Act. However, any holder who has shares that would have been registrable securities but for their eligibility for sale under Rule 144 and who holds, in the aggregate, an amount of registrable securities with a market value in excess of $25 million of Lazard Ltd’s outstanding common stock will be entitled to continued demand, annual registration and piggyback registration rights as described above.

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

Certain Relationships with Our Directors, Executive Officers and Employees

Mr. Dominique Ferrero, a member of our Board of Directors, is the Chief Executive Officer of Natixis. In April 2004, Lazard Group and Natixis (as the successor to IXIS Corporate & Investment Bank) entered into a cooperation arrangement to place and underwrite securities on the French equity primary capital markets under a common brand, “Lazard-Natixis” (formerly “Lazard-Ixis”), and cooperate in their respective origination, syndication and placement activities. This cooperation covers French listed companies exceeding a market capitalization of €500 million. On March 15, 2005, Lazard Group and Natixis expanded this arrangement into an exclusive arrangement within France. The cooperation arrangement also provides for an alliance in real estate advisory work with the objective of establishing a common brand for advisory and financing operations within France. It also added an exclusive mutual referral cooperation arrangement, subject to the fiduciary duties of each firm, with the goal of referring clients from Lazard Group to Natixis for services relating to corporate banking, lending, securitizations and derivatives within France and from Natixis to Lazard Group for mergers and acquisitions advisory services within France. This expanded cooperation arrangement was set to expire during the third quarter of 2008, however, the arrangement continues to be applied in accordance with its general terms pending the outcome of the currently ongoing discussions regarding its formal extension. In 2008, the cooperation arrangement generated $16.2 million of gross revenue for Lazard.

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

Fees of Independent Registered Public Accounting Firm

Deloitte & Touche LLP acted as Lazard’s independent registered public accounting firm for the years ended December 31, 2008 and 2007. Fees for services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows (in thousands of dollars):

Fees	2008	2007
Audit Fees for the audit of Lazard’s annual financial statements, the audit of the effectiveness of Lazard’s controls over financial reporting and reviews of the financial statements included in Lazard’s quarterly reports on Form 10-Q, including services in connection with statutory and regulatory filings or engagements	$6,310	$5,587
Audit-Related Fees, including fees for audits of employee benefit plans, computer and control related audit services, agreed-upon procedures, merger and acquisition assistance and other accounting research services	$829	$673
Tax Fees for tax consulting and compliance services not related to the audit	$1,095	$973
All Other Fees	$30	$213

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

3.	Exhibits

3.1	Lazard Group LLC’s Certificate of Formation (incorporated by reference to Exhibit 3.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

3.2	Lazard Group LLC’s Certificate of Amendment of Certificate of Formation of Lazard Group LLC, changing name to Lazard Group LLC (incorporated by reference to Exhibit 3.2 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

3.3	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

3.4	Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on December 19, 2005).

3.5	Amendment No. 2 dated as of May 7, 2008, to the Operating Agreement of Lazard Group LLC dated as of May 10, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 8, 2008).

4.1	Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.2	First Supplemental Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.3	Second Supplemental Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.37 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.4	Amended and Restated Third Supplemental Indenture, dated as of May 15, 2008, by and among Lazard Group LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.01 to Lazard Group LLC’s Current Report on Form 8-K (Commission File No. 333-126751) filed on May 16, 2008).

4.5	Form of Senior Note (included in Exhibit 4.4).

4.6	$546 million 7.125% Senior Notes Due 2015, issued by Lazard Group LLC (incorporated by reference to Exhibit 4.5 to Lazard Group LLC’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 10, 2005).

4.7	Fourth Supplemental Indenture, dated as of June 21, 2007, between Lazard Group LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on June 22, 2007).

10.1	Master Separation Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 2.1 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.2	Amendment No. 1, dated as of November 6, 2006, to the Master Separation Agreement, dated as of May 10, 2005, by and among the Lazard Ltd, Lazard Group LLC and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 7, 2006).

10.3	Second Amendment dated as of May 7, 2008, to the Master Separation Agreement dated as of May 10, 2005, as amended, by and among Lazard Ltd, Lazard Group LLC and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 8, 2008).

10.4	Class B-1 and Class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

10.5	Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006, by and among LAZ-MD Holdings LLC, Lazard Ltd and certain members of LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 7, 2006).

10.6	First Amendment dated as of May 7, 2008, to the Amended and Restated Stockholders’ Agreement dated as of November 6, 2006, between LAZ- MD Holdings LLC and Lazard Ltd (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on May 9, 2008).

10.7	Employee Benefits Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8	Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9	License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company, LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co. Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.10	Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and Lazard Group LLC (incorporated by reference to Exhibit 10.7 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.11	Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.12	Amendment and Consent, dated February 9, 2009, to the Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC.

10.13	Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.14	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.15	Lease with an Option to Purchase, dated as of July 11, 1990, by and between Sicomibail and Finabail and SCI du 121 Boulevard Hausmann (English translation) (incorporated by reference to Exhibit 10.20 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.16	Occupational Lease, dated as of August 9, 2002, Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.17*	Lazard Ltd’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.18*	Lazard Ltd’s 2008 Incentive Compensation Plan (incorporated by reference to Annex B to Lazard Ltd’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.19*	Lazard Ltd’s 2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.20*	Amended and Restated Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of January 29, 2008, by and among Lazard Ltd, Lazard Group LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.1 to Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on February 1, 2008).

10.21*	Agreement Relating to Reorganization of Lazard, dated as of May 10, 2005, by and among Lazard LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.24 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.22*	Amended and Restated Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 7, 2008, by and among Lazard Ltd, Lazard Group LLC and Steven J. Golub (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report (File No. 333-126751) on Form 8-K filed on May 8, 2008).

10.23*	Amendment No. 1, dated as of February 26, 2009, to the Amended and Restated Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 7, 2008, by and among Lazard Ltd, Lazard Group LLC and Steven J. Golub.

10.24*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for, each of Michael J. Castellano, Scott D. Hoffman and Charles G. Ward III (incorporated by reference to Exhibit 10.26 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.25*	Form of First Amendment dated as of May 7, 2008, to Agreement Relating to Retention and Noncompetition and Other Covenants dated as of May 4, 2005, for each of Michael J. Castellano, Scott D. Hoffman and Charles G. Ward, III (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 8, 2008).

10.26*	Second Amendment, dated as of February 26, 2009, to Agreement Relating to Retention and Noncompetition and Other Covenants dated as of May 4, 2005 (as amended from time to time), for Michael J. Castellano.

10.27*	Form of Agreements Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

10.28*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004 by and between Lazard Group LLC and Alexander F. Stern.

10.29*	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.30*	Acknowledgement Letter, dated as of November 6, 2006, from Lazard Group LLC to certain managing directors of Lazard Group LLC modifying the terms of the retention agreements of persons party to the Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 7, 2006).

10.31	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.32	Registration Rights Agreement, dated as of May 10, 2005 by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.33	Letter Agreement, dated as of May 10, 2005, with Bruce Wasserstein family trusts (incorporated by reference to Exhibit 10.31 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.34	Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.32 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.35	First Amendment, dated as of March 28, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q (File No. 333-126751) filed on May 11, 2006).

10.36	Second Amendment, dated as of May 17, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.37	Third Amendment, dated as of June 18, 2007, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on June 22, 2007).

10.38*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.39*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.40*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.41*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2008 Incentive Compensation Plan.

10.42*	Form of Agreement evidencing a grant of Deferred Cash Awards to Executive Officers under the 2008 Incentive Compensation Plan.

10.43	Termination Agreement, dated as of March 31, 2006, by and among Banca Intesa S.p.A., Lazard Group LLC, and Lazard & Co. S.r.l. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on April 4, 2006).

10.44	Amended and Restated $150 Million Subordinated Convertible Promissory Note due 2018, issued by Lazard Funding LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.45	Amended and Restated Guaranty of Lazard Group LLC to Banca Intesa S.p.A., dated as of May 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.46*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q (File No. 333-126751) filed on May 11, 2006).

10.47*	First Amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K (File No. 333-126751) filed on March 1, 2007).

10.48	Agreement and Plan of Merger, dated as of August 14, 2008, by and among Lazard Ltd, LAZ Sub I, Lazard Asset Management LLC, and Lazard Asset Management Limited (incorporated by reference to Exhibit 2.1 to Lazard Ltd’s Current Report on Form 8-K (file No. 001-32492) filed on August 15, 2008).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Bruce Wasserstein.

31.2	Rule 13a-14(a) Certification of Michael J. Castellano.

32.1	Section 1350 Certification for Bruce Wasserstein.

32.2	Section 1350 Certification for Michael J. Castellano.

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

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2008 AND 2007

(dollars in thousands)

	December 31,
	2008	2007
ASSETS:
Cash and cash equivalents	$202,422	$312,012
Investments in subsidiaries, equity basis	1,102,066	1,111,520
Due from subsidiaries	260,312	378,510
Receivables—net (including related party receivables of $33 and $1,145 at December 31, 2008 and 2007, respectively)	4,366	8,047
Investments—at fair value	18,480	80,671
Intangible assets	4,867	9,463
Other assets	27,040	15,406

Total Assets	$1,619,553	$1,915,629

LIABILITIES AND MEMBERS’ EQUITY (DEFICIENCY):
Liabilities:
Accrued compensation and benefits	$11,457	$98,207
Due to subsidiaries	340,079	221,381
Senior debt	1,087,750	1,587,500
Other liabilities	74,638	34,848

Total Liabilities	1,513,924	1,941,936

Commitments and contingencies

Members’ Equity (Deficiency):
Members’ equity (deficiency)	227,036	(81,980)
Accumulated other comprehensive income (loss), net of tax	(121,407)	55,673

Total Members’ Equity (Deficiency)	105,629	(26,307)

Total Liabilities and Members’ Equity (Deficiency)	$1,619,553	$1,915,629

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
REVENUE
Equity in earnings of subsidiaries	$223,467	$617,401	$500,013
Interest income	18,869	32,723	2,586
Other	(8,579)	10,166	12,749

Total revenue	233,757	660,290	515,348
Interest expense	98,609	95,026	75,565

Net revenue	135,148	565,264	439,783

OPERATING EXPENSES
Compensation and benefits	90,248	188,612	168,250
Professional services	8,020	3,782	5,623
Amortization of intangible assets related to acquisitions	4,596	21,523	—
Other	2,721	1,433	(632)

Total operating expenses	105,585	215,350	173,241

OPERATING INCOME	29,563	349,914	266,542
Provision for income taxes	3,892	7,780	2,549

NET INCOME	$25,671	$342,134	$263,993

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(dollars in thousands)

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,671	$342,134	$263,993
Adjustments to reconcile net income amounts to net cash provided by (used in) operating activities:
Noncash transactions in net income:
Equity in earnings of subsidiaries	(223,467)	(617,401)	(500,013)
Dividends received from subsidiaries	412,819	436,120	328,926
Gain on termination of strategic alliance	—	—	(13,695)
Gain on extinguishment of debt	(20,253)	—	—
Amortization of deferred expenses, stock units and interest rate hedge	245,452	110,593	26,792
Amortization of intangible assets related to acquisitions	4,596	21,523	—
(Increase) decrease in due to/from subsidiaries	181,518	(268,111)	(34,982)
Changes in other operating assets and liabilities	(218,485)	(78,220)	32,340

Net cash provided by (used in) operating activities	407,851	(53,362)	103,361

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity method investments in 2008 and business acquisitions in 2007	(10,760)	(154,062)	—
Capital contributed to subsidiaries	(54,395)	(9,900)	(21,160)

Net cash used in investing activities	(65,155)	(163,962)	(21,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common membership interests relating to the settlement of ESUs in 2008 and Lazard Ltd’s 2006 Primary Offering	437,500	—	349,137
Proceeds from issuance of senior debt, net of expenses	—	593,485	—
Payments for other senior debt	(478,925)	(96,000)	—
Payments for subordinated debt	—	(50,000)	—
Proceeds from (repayment of) short-term borrowings	—	—	(30,000)
Distributions to members	(127,108)	(148,272)	(79,090)
Repurchase of common membership interests from LAZ-MD Holdings	(2,559)	(21,840)	—
Purchase of Lazard Ltd Class A common stock	(277,064)	(68,052)	(4,179)
Settlement of vested RSUs and DSUs	(4,291)	(21)	—
Other financing transactions	161	140	(1,797)

Net cash provided by financing activities	(452,286)	209,440	234,071

Net increase (decrease) in cash and cash equivalents	(109,590)	(7,884)	316,272
Cash and cash equivalents, January 1	312,012	319,896	3,624

Cash and cash equivalents, December 31	$202,422	$312,012	$319,896

Supplemental financing non-cash transactions:
Issuance of senior promissory note for the acquisition of equity interest in Italy	$—	$—	$96,000
Issuance of subordinated borrowings in exchange for receivable from subsidiary	$—	$—	$50,000

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(dollars in thousands)

	Members’ Equity (Deficiency)	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Members’ Equity (Deficiency)
Balance—January 1, 2006	$(835,997)	$(34,342)	$(870,339)

Comprehensive income:
Net income	263,993		263,993
Other comprehensive income—net of tax:
Currency translation adjustments		51,068	51,068
Amortization of interest rate hedge		1,100	1,100
Minimum pension liability adjustments		13,683	13,683

Comprehensive income			329,844

Adoption of FASB Statement No. 158		1,754	1,754
Distributions to members	(79,090)		(79,090)
Purchase shares of Lazard Ltd Class A common stock	(4,179)		(4,179)
Amortization of stock units	22,995		22,995
Net proceeds from sale of common membership interests relating to Lazard Ltd’s Primary Offering in December, 2006	349,137		349,137
Other capital transactions	5,390		5,390

Balance—December 31, 2006(*)	(277,751)	33,263	(244,488)
Adjustment for the cumulative effect on prior years from the adoption of FIN No. 48	(14,721)		(14,721)

Balance, as adjusted—December 31, 2006	(292,472)	33,263	(259,209)

Comprehensive income:
Net income	342,134		342,134
Other comprehensive income (loss)—net of tax:
Currency translation adjustments		25,839	25,839
Amortization of interest rate hedge		1,100	1,100
Net unrealized loss on available-for-sale securities		(670)	(670)
Employee benefit plans:
Net actuarial (loss)		(3,440)	(3,440)
Adjustment for items reclassified to earnings		(419)	(419)

Comprehensive income			364,544

Repurchase of common membership interests from LAZ-MD Holdings	(21,840)		(21,840)
Amortization of stock units	104,765		104,765
Distributions to members	(148,272)		(148,272)
Purchase of Lazard Ltd’s Class A common stock	(68,052)		(68,052)
Delivery of Lazard Ltd Class A common stock for settlement of vested RSUs	(21)		(21)
Other capital transactions	1,778		1,778

Balance—December 31, 2007(*)	$(81,980)	$55,673	$(26,307)

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006—(Continued)

(dollars in thousands)

	Members’ Equity (Deficiency)	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Members’ Equity (Deficiency)
Balance, as above—December 31, 2007	$(81,980)	$55,673	$(26,307)

Comprehensive income (loss):
Net income	25,671		25,671
Other comprehensive income (loss)—net of tax:
Currency translation adjustments		(151,761)	(151,761)
Amortization of interest rate hedge		1,246	1,246
Available-for-sale securities:
Net unrealized loss		(40,847)	(40,847)
Adjustment for items reclassified to earnings		5	5
Employee benefit plans:
Net actuarial gain		14,154	14,154
Adjustment for items reclassified to earnings		123	123

Comprehensive income (loss)			(151,409)

Repurchase of common membership interests from LAZ-MD Holdings	(2,559)		(2,559)
Amortization of stock units	234,602		234,602
Distributions to members	(127,108)		(127,108)
Purchase of Lazard Ltd Class A common stock	(277,064)		(277,064)
Delivery of Lazard Ltd Class A common stock for settlement of vested RSUs and DSUs	(4,291)		(4,291)
Issuance of 14,582,750 common membership interests in the settlement of ESUs	437,500		437,500
Common membership interests issued in connection with prior year acquisitions	18,416		18,416
Other	3,849		3,849

Balance—December 31, 2008(*)	$227,036	$(121,407)	$105,629

(*)	Includes 107,652,516, 107,068,617 and 122,233,664 common membership interests at December 31, 2006, 2007 and 2008, respectively. Also includes profit participation interests and two managing member interests at each such date.

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

The Parent Company Financial Statements as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosures in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable. Actual results could differ materially from these estimates.

The Parent Company Financial Statements include investments in subsidiaries, accounted for under the equity method.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2009

LAZARD GROUP LLC

By:	/s/ Bruce Wasserstein

Bruce Wasserstein
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Bruce Wasserstein Bruce Wasserstein	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/s/ Michael J. Castellano Michael J. Castellano	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2009

/s/ Ronald J. Doerfler Ronald J. Doerfler	Director	February 27, 2009

Dominique Ferrero	Director	February 27, 2009

/s/ Steven J. Heyer Steven J. Heyer	Director	February 27, 2009

/s/ Sylvia Jay Sylvia Jay	Director	February 27, 2009

/s/ Ellis Jones Ellis Jones	Director	February 27, 2009

/s/ Vernon E. Jordan, Jr. Vernon E. Jordan, Jr.	Director	February 27, 2009

/s/ Philip A. Laskawy Philip A. Laskawy	Director	February 27, 2009

/s/ Hal S. Scott Hal S. Scott	Director	February 27, 2009

/s/ Michael J. Turner Michael J. Turner	Director	February 27, 2009

II-1