Form 10-Q
period 2009-03-31
Lazard Group LLC
filed 2009-05-01
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, in addition to profit participation interests, there were 122,233,664 common membership interests and two managing member interests outstanding.

When we use the terms “Lazard Group”, “Lazard”, “we”, “us”, “our”, and “the Company”, we mean Lazard Group LLC (formerly named Lazard LLC), a Delaware limited liability company that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock are publicly traded on the New York Stock Exchange under the symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd has no material assets other than indirect ownership as of March 31, 2009 of approximately 62.6% of the common membership interests in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries who are co-managing members of Lazard Group.

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

Please note that, pursuant to Rule 405 of Regulation S-T, Lazard Group is not required to file with the U.S. Securities and Exchange Commission, or post to its corporate Web site, any Interactive Data File prior to June 15, 2011.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2009 AND DECEMBER 31, 2008

(UNAUDITED)

(dollars in thousands)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$795,932	$907,278
Cash segregated for regulatory purposes or deposited with clearing organizations	12,396	14,583

Receivables—net:
Banks	15,922	229,092
Fees	289,087	391,251
Customers and other	86,423	81,806
Related parties	65,101	66,491

	456,533	768,640
Investments:
Debt	296,041	333,070
Equities	50,662	71,105
Other	212,228	215,792

	558,931	619,967
Property (net of accumulated amortization and depreciation of $212,991 and $213,249 at March 31, 2009 and December 31, 2008, respectively)	161,745	171,443

Goodwill and other intangible assets (net of accumulated amortization of $26,463 and $26,119 at March 31, 2009 and December 31, 2008, respectively)	177,717	175,144
Other assets	228,770	228,527

Total assets	$2,392,024	$2,885,582

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

MARCH 31, 2009 AND DECEMBER 31, 2008

(UNAUDITED)

(dollars in thousands)

	March 31, 2009	December 31, 2008
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$317,448	$541,784
Accrued compensation and benefits	91,441	203,750
Senior debt	1,086,850	1,087,750
Capital lease obligations	24,926	26,825
Related party payables	262,984	263,975
Other liabilities	444,255	484,988
Subordinated debt	150,000	150,000

Total liabilities	2,377,904	2,759,072
Commitments and contingencies

MEMBERS’ EQUITY
Members’ equity (net of 9,534,578 and 9,376,162 shares of Lazard Ltd Class A common stock, at cost of $323,768 and $321,852 at March 31, 2009 and December 31, 2008, respectively)	149,578	227,036
Accumulated other comprehensive loss, net of tax	(149,924)	(121,407)

Total Lazard Group members’ equity (deficiency)	(346)	105,629
Noncontrolling interests	14,466	20,881

Total members’ equity	14,120	126,510

Total liabilities and members’ equity	$2,392,024	$2,885,582

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2009	2008
REVENUE
Investment banking and other advisory fees	$161,402	$196,724
Money management fees	98,943	158,082
Interest income	8,293	22,390
Other	8,034	(30,992)

Total revenue	276,672	346,204
Interest expense	28,805	38,696

Net revenue	247,867	307,508

OPERATING EXPENSES
Compensation and benefits	203,532	193,559
Occupancy and equipment	20,094	29,494
Marketing and business development	13,453	20,457
Technology and information services	15,922	16,241
Professional services	7,836	12,952
Fund administration and outsourced services	7,746	6,570
Restructuring	62,550	—
Other	7,642	10,438

Total operating expenses	338,775	289,711

OPERATING INCOME (LOSS)	(90,908)	17,797

Provision (benefit) for income taxes	(4,554)	4,337

NET INCOME (LOSS)	(86,354)	13,460

LESS - NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1,071)	(3,254)

NET INCOME (LOSS) ATTRIBUTABLE TO LAZARD GROUP	$(85,283)	$16,714

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(86,354)	$13,460
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash charges included in net income (loss):
Depreciation and amortization of property and intangible assets	6,035	6,379
Amortization of deferred expenses, stock units and interest rate hedge	91,207	57,841
Gain on extinguishment of debt	(258)	—
(Increase) decrease in operating assets:
Cash segregated for regulatory purposes or deposited with clearing organizations	1,517	10,800
Receivables-net	285,603	96,141
Investments	35,470	313,829
Other assets	(1,606)	(25,870)
Increase (decrease) in operating liabilities:
Deposits and other payables	(202,186)	(147,095)
Accrued compensation and benefits and other liabilities	(135,978)	(393,797)

Net cash used in operating activities	(6,550)	(68,312)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of joint venture interest and other equity method investments	(1,780)	(74,820)
Additions to property	(2,558)	(3,186)
Disposals of property	916	31
Purchases of available-for-sale securities	(3,249)	(61,393)
Proceeds from available-for-sale securities	430	3,050

Net cash used in investing activities	(6,241)	(136,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Short-term borrowings-net	—	10,298
Other financing activities	—	339
Payments for:
Senior borrowings	(635)	—
Capital lease obligations	(838)	(778)
Distributions to noncontrolling interests	(5,344)	(3,888)
Repurchase of Lazard Ltd Class A common stock	(5,629)	(116,851)
Distribution to members	(78,669)	(20,723)
Settlement of vested RSUs and DSUs	(1,950)	(712)

Net cash used in financing activities	(93,065)	(132,315)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,490)	(1,081)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(111,346)	(338,026)
CASH AND CASH EQUIVALENTS—January 1	907,278	1,000,573

CASH AND CASH EQUIVALENTS—March 31	$795,932	$662,547

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2009

(UNAUDITED)

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Loss, Net of Tax	Total Lazard Group Members’ Equity (Deficiency)	Noncontrolling Interests	Total Members’ Equity
Balance–January 1, 2009(*)	$227,036	$(121,407)	$105,629	$20,881	$126,510

Comprehensive loss:
Net loss	(85,283)		(85,283)	(1,071)	(86,354)
Other comprehensive income (loss) - net of tax:
Currency translation adjustments		(19,649)	(19,649)		(19,649)
Amortization of interest rate hedge		270	270		270
Available-for-sale securities:
Net unrealized loss		(9,289)	(9,289)		(9,289)
Adjustments for items reclassified to earnings		254	254		254
Employee benefit plans:
Adjustments for items reclassified to earnings		(103)	(103)		(103)

Comprehensive loss			(113,800)	(1,071)	(114,871)

Amortization of stock units	88,687		88,687		88,687
Distributions to members and noncontrolling interests	(78,669)		(78,669)	(5,344)	(84,013)
Purchase of Lazard Ltd Class A common stock	(5,629)		(5,629)		(5,629)
Delivery of Lazard Ltd Class A common stock for settlement of vested RSUs	(1,950)		(1,950)		(1,950)
Adjustments related to prior business acquisitions and related amortization	5,386		5,386		5,386

Balance–March 31, 2009(*)	$149,578	$(149,924)	$(346)	$14,466	$14,120

(*)	Includes 122,233,664 common membership interests at January 1, 2009 and March 31, 2009. Also includes profit participation interests and two managing member interests at each such date.

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

Lazard Ltd, a Bermuda holding company, through its subsidiaries held approximately 62.6% and 62.4% of all outstanding Lazard Group common membership interests as of March 31, 2009 and December 31, 2008, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

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

LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by Lazard Group’s current and former managing directors, held approximately 37.4% and 37.6% of the outstanding Lazard Group common membership interests as of March 31, 2009 and December 31, 2008, respectively. Subject to certain limitations, LAZ-MD Holdings’ interests in Lazard Group are exchangeable for Lazard Ltd Class A common stock, par value $0.01 per share (“Class A common stock”).

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

Basis of Presentation

The accompanying condensed consolidated financial statements of Lazard Group have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Group’s annual report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”). The accompanying December 31,

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

2008 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that Lazard may undertake in the future, actual results may differ materially from the estimates. The consolidated results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

The condensed consolidated financial statements include Lazard Group and Lazard Group’s principal operating subsidiaries: Lazard Frères & Co. LLC (“LFNY”), a New York limited liability company, along with its subsidiaries, including Lazard Asset Management LLC and its subsidiaries (collectively referred to as “LAM”); its French limited liability companies Compagnie Financière Lazard Frères SAS (“CFLF”) along with its subsidiaries, LFB and Lazard Frères Gestion SAS (“LFG”), and Maison Lazard SAS; and Lazard & Co., Limited (“LCL”), through Lazard & Co., Holdings Limited, an English private limited company (“LCH”), together with their jointly owned affiliates and subsidiaries.

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

Certain prior period amounts have been reclassified to conform to the manner of presentation in the current period, including those amounts pertaining to noncontrolling (minority) interests in subsidiaries as required by Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”) (see Note 2 of Notes to Condensed Consolidated Financial Statements).

2.	RECENT ACCOUNTING DEVELOPMENTS

On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), the provisions of which are applicable on a prospective basis. SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and supersedes or amends other related authoritative literature although it retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree; (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) also requires the acquirer to expense, as incurred, costs relating to any acquisitions. The adoption of SFAS No. 141(R) on January 1, 2009 did not have any impact on the Company’s consolidated financial statements but may have an impact in the future to the extent the Company enters into a business combination.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

On January 1, 2008, the Company adopted, on a prospective basis, the required provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which, among other things, defined fair value, established a framework for measuring fair value and enhanced disclosure requirements about fair value measurements with respect to its financial assets and financial liabilities. On January 1, 2009, the Company adopted the remaining provisions of SFAS No. 157, as permitted by the Financial Accounting Standards Board (the “FASB”) Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These nonfinancial items include, for example, reporting units required to be measured at fair value for annual goodwill impairment testing purposes and nonfinancial assets acquired and liabilities assumed in a business combination. Neither the partial adoption of the required provisions of SFAS No. 157 on January 1, 2008, nor the adoption of the remaining provisions of SFAS No. 157 on January 1, 2009, as permitted by FSP 157-2, had a material impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted SFAS No. 160, the presentation and disclosure requirements of which were required to be applied retrospectively. SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, it also changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to both the parent and the noncontrolling interest with separate disclosure of each component on the face of the consolidated income statement. It does not, however, impact the calculation of net income per share, as such calculation will continue to be based on amounts attributable to the parent.

On January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133” (“SFAS No. 161”), on a prospective basis. SFAS No. 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”), to enhance the current disclosure framework in SFAS No. 133 for derivative instruments and hedging activities, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. See Note 4 of Notes to Condensed Consolidated Financial Statements for the additional disclosures provided pursuant to SFAS No. 161. The adoption of SFAS No. 161 did not materially impact the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), which amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106”, to require more detailed disclosures about an employer’s plan assets, including an employer’s investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. The disclosures about plan assets required by FSP 132(R)-1 are required to be provided for fiscal years ending after December 15, 2009. Upon initial application, the provisions of FSP 132(R)-1 are not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of FSP 132(R)-1 is permitted. The adoption of FSP 132(R)-1 in 2009 will not materially impact the Company’s consolidated financial statements.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

On April 1, 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), which amends and clarifies SFAS No. 141(R), to amend the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP 141(R)-1 did not impact the Company’s consolidated financial statements but may have an impact in the future to the extent the Company enters into a business combination.

In April 2009, the FASB issued several FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of debt securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides additional guidance on determining fair values when there is no active market or when observable transactions or quoted prices represent distressed sales, and reaffirms that the objective of fair value measurement is to reflect the price at which an asset or liability would be sold or transferred in an orderly transaction (as opposed to a distressed or forced transaction) at market conditions prevailing at the date of the financial statements.

FSP FAS 107-1 and FSP APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1” and “FSP APB 28-1”, respectively), relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing these FSPs, fair values for these assets and liabilities were only disclosed once a year. FSP 107-1 and FSP APB 28-1 now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, are intended to bring greater consistency to the timing of impairment recognition and provide greater clarity about the credit and noncredit components of debt securities whose fair value is below amortized cost and that are not expected to be sold, and also require increased disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses.

The pronouncements described in the three paragraphs above are effective for interim and annual periods ending after June 15, 2009. The Company is currently assessing the impact of these FSPs on its consolidated financial statements.

3.	RECEIVABLES—NET

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

Customers and other receivables at March 31, 2009 and December 31, 2008 include $12,355 and $13,109, respectively, of loans by LFB to managing directors and employees in France that are made in the ordinary course of business at market terms and $11,285 and $16,444, respectively, pertaining to a receivable from the Reserve Primary

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Fund (the “Primary Fund”), a money market fund based in New York that is engaged in the liquidation of its assets for distribution to investors under the supervision of the SEC. In September 2008, the Primary Fund, which held certain securities issued by Lehman Brothers Holdings, Inc., temporarily suspended the payment of redemption proceeds to investors. Through March 31, 2009, the Company had recovered partial distributions from the Primary Fund aggregating $66,432 of its $77,717 investments in the Primary Fund as of September 15, 2008, and, in April 2009, the Company received additional payments from the Primary Fund aggregating $3,488. Following the events of September 2008, various investors in the Primary Fund commenced litigations against the Primary Fund, certain officers and trustees of the Primary Fund and certain related entities. On February 26, 2009, the Primary Fund announced that it would set aside a “special reserve” of $3.5 billion of its assets to cover damages and expenses claimed in actual and potential litigations against it by Primary Fund investors. The Company expects to receive an amount approximating the carrying value of its receivable relating to its investment in the Primary Fund, but it is possible that the process of liquidating the Primary Fund may ultimately result in some diminution in value of the Company’s investment position. The Company is closely monitoring the situation and reserving all of its rights.

Receivables are stated net of an estimated allowance for doubtful accounts of $10,690 and $15,883 at March 31, 2009 and December 31, 2008, respectively, for past due amounts and for specific accounts deemed uncollectible. The Company recorded bad debt expense (recoveries) of $(548) and $3,474 for the three month periods ended March 31, 2009 and 2008, respectively, and recorded charge-offs, foreign currency translation and other adjustments, which resulted in a net decrease to the allowance for doubtful accounts of $4,645 and $262 for the three month periods ended March 31, 2009 and 2008, respectively. At March 31, 2009 and December 31, 2008, the Company had $11,224 and $17,916, respectively, of receivables deemed past due or uncollectible.

4.	FAIR VALUE MEASUREMENTS

The Company’s investments and securities sold, not yet purchased consist of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Debt:
Bonds - Corporate	$264,462	$296,674
Non-U.S. Government and agency securities	31,579	36,396

	296,041	333,070

Equities	50,662	71,105

Other:
Interest in LAM alternative asset management funds:
General Partner (“GP”) interests owned by Lazard	35,459	35,300
GP interests consolidated by Lazard	14,452	20,866
Private equity investments	86,324	83,931
Equity method investments	75,993	75,695

	212,228	215,792

Total investments	558,931	619,967
Less equity method investments	75,993	75,695

Investments, at fair value	$482,938	$544,272

Securities sold, not yet purchased (included in “other liabilities”)	$1,849	$6,975

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Debt securities primarily consist of investments by LFB, which typically holds them long-term, as part of its asset-liability management program. Such securities primarily consist of fixed and floating rate European corporate bonds and French government debt securities. Debt securities are accounted for as either “trading” or “available-for-sale” securities and consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Trading securities:
Bonds - Corporate	$4,831	$7,573
Non-U.S. Government and agency securities	31,579	36,396

	36,410	43,969
Available-for-sale securities:
Bonds - Corporate	259,631	289,101

Total debt securities	$296,041	$333,070

Equities principally represent the Company’s investments in marketable equity securities of large-, mid- and small-cap domestic, international and global companies to seed new Asset Management products and includes investments in public and private asset management funds managed both by LAM and third party asset managers.

Interests in LAM alternative asset management funds represent (i) GP interests owned by Lazard in LAM-managed alternative asset management funds and (ii) GP interests consolidated by the Company pertaining to noncontrolling interests in LAM alternative asset management funds. Such noncontrolling interests in LAM alternative asset management funds, which represent GP interests held directly by certain of our LAM managing directors or employees of the Company, are deemed to be controlled by, and therefore consolidated by, the Company in accordance with U.S. GAAP. Pursuant to SFAS No. 160, noncontrolling interests are presented within “members’ equity” on the condensed consolidated statements of financial condition (see Note 10 of Notes to Condensed Consolidated Financial Statements).

Private equity investments are primarily comprised of investments in private equity funds and direct private equity interests. Such investments primarily include (i) a mezzanine fund, which invests in small- and mid-cap buy-out funds and small- and mid-cap European companies; (ii) Corporate Partners II Limited (“CP II”), a private equity fund targeting significant noncontrolling-stake investments in established public and private companies; and (iii) Lazard Senior Housing Partners LP (“Senior Housing”), which acquires companies and assets in the senior housing, extended-stay hotel and shopping center sectors.

Equity method investments include investments made in the first quarter of 2008 in Sapphire Industrials Corp. (“Sapphire”) (see Note 9 of Notes to Condensed Consolidated Financial Statements) and Merchant Bankers Asociados (“MBA”).

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following tables present the categorization of investments and certain other assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 into a three-level fair value hierarchy in accordance with SFAS No. 157:

	Fair Value Measurements on a Recurring Basis As of March 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt	$36,410	$259,631	$—	$296,041
Equities	36,759	13,642	261	50,662
Other (excluding equity method investments):
Interest in LAM alternative asset management funds:
GP interests owned by Lazard	—	35,459	—	35,459
GP interests consolidated by Lazard	—	14,452	—	14,452
Private equity investments	—	—	86,324	86,324
Derivatives	—	3,038	—	3,038

Total Assets	$73,169	$326,222	$86,585	$485,976

Liabilities:
Securities sold, not yet purchased	$1,849	$—	$—	$1,849
Derivatives	—	29,776	—	29,776

Total Liabilities	$1,849	$29,776	$—	$31,625

	Fair Value Measurements on a Recurring Basis As of December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt	$43,969	$289,101	$—	$333,070
Equities	54,108	14,544	2,453	71,105
Other (excluding equity method investments):
Interest in LAM alternative asset management funds:
GP interests owned by Lazard	—	35,300	—	35,300
GP interests consolidated by Lazard	—	20,866	—	20,866
Private equity investments	—	—	83,931	83,931
Derivatives	—	4,661	—	4,661

Total Assets	$98,077	$364,472	$86,384	$548,933

Liabilities:
Securities sold, not yet purchased	$6,975	$—	$—	$6,975
Derivatives	—	43,990	—	43,990

Total Liabilities	$6,975	$43,990	$—	$50,965

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month periods ended March 31, 2009 and 2008.

	Level 3 Assets and Liabilities For the Three Months Ended March 31, 2009
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Net Purchases, Issuances and Settlements	Foreign Currency Translation Adjustments	Ending Balance

Level 3 Assets:
Investments:
Equities	$2,453	$—	$(2,092)	$(100)	$261
Private equity investments	83,931	19	4,412	(2,038)	86,324

Total Level 3 Assets	$86,384	$19	$2,320	$(2,138)	$86,585

	Level 3 Assets and Liabilities For the Three Months Ended March 31, 2008
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Net Purchases, Issuances and Settlements	Foreign Currency Translation Adjustments	Ending Balance

Level 3 Assets:
Investments:
Equities	$4,469	$(209)	$—	$293	$4,553
Private equity investments	74,051	2,510	10,790	2,122	89,473

Total Level 3 Assets	$78,520	$2,301	$10,790	$2,415	$94,026

There were no realized gains or losses included in income for the three month periods ended March 31, 2009 and 2008 with respect to Level 3 assets and liabilities.

The Company enters into forward foreign currency exchange rate contracts, interest rate swaps, interest rate futures, equity swaps and other derivative contracts to hedge exposures to fluctuations in interest rates, currency exchange rates and equity markets. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value, and are included in “other assets” and “other liabilities” on the condensed consolidated statements of financial condition. Except for derivatives hedging “available-for-sale” securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company elected to not apply hedge accounting under SFAS No. 133 to its other derivative instruments held. Gains and losses on the Company’s derivatives not designated as hedging instruments, as well as gains and losses on derivatives accounted for as fair value hedges under SFAS No. 133, are included in “interest income” and “interest expense”, respectively, or “revenue – other”, depending on the nature of the underlying item, on the condensed consolidated statements of operations.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The table below represents the fair values of the Company’s derivative assets and liabilities reported within “other assets” and “other liabilities” on the accompanying condensed consolidated statements of financial condition as of March 31, 2009 and December 31, 2008:

	Derivatives Designated as Hedging Instruments Under SFAS No. 133		Derivatives Not Designated as Hedging Instruments Under SFAS No. 133
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Derivative Assets:
Forward foreign currency exchange rate contracts	$—	$—	$2,752	$4,377
Interest rate swaps	—	75	286	209

	$—	$75	$3,038	$4,586

Derivative Liabilities:
Forward foreign currency exchange rate contracts	$—	$—	$11,698	$26,593
Interest rate swaps	16,758	12,980	1,030	1,051
Equity swaps	—	—	290	3,366

	$16,758	$12,980	$13,018	$31,010

The effect of derivatives not designated as hedging instruments under SFAS No. 133 on the accompanying condensed consolidated statement of operations for the three month period ended March 31, 2009, by type of derivative, is as follows:

Amount of Gain (Loss) For The Three Months Ended March 31, 2009
Forward foreign currency exchange rate contracts	$168
Interest rate swaps	138
Equity swaps	3,882

$4,188

Gains or (losses) with respect to the derivatives disclosed in the table above are predominantly reflected in “revenue – other” on the condensed consolidated statement of operations.

With respect to derivatives designated as hedging instruments under SFAS No. 133, such derivatives relate to interest rate swaps that hedge “available-for-sale” securities and are being accounted for as fair value hedges. For the three month period ended March 31, 2009, net pre-tax losses of $3,333 pertaining to the interest rate swaps were offset by net pre-tax gains of an equivalent amount on the hedged risk portion of such “available-for-sale securities.

5.	LAM MERGER TRANSACTION

On September 25, 2008, Lazard Ltd, LAM and LAZ Sub I, LLC, a newly-formed subsidiary of LFNY, completed the merger of LAZ Sub I, LLC with and into LAM (the “LAM Merger”). Prior to the LAM Merger,

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

the common equity interests of LAM were held by LFNY and certain other equity interests of LAM, representing contingent payments should a fundamental transaction occur, as described below, were held by present and former employees of LAM. Following the LAM Merger, all equity interests of LAM are owned directly or indirectly by LFNY. The equity interests of LAM that were held, prior to the LAM Merger, by the then present and former employees of LAM and its subsidiaries (and certain related phantom rights issued as incentive compensation) entitled the holders to payments totaling approximately 23% of the net proceeds or imputed valuation of LAM (after deductions for payments to creditors of LAM and the return of capital in LAM) in connection with certain specified fundamental transactions concerning LAM or Lazard, including a sale of LAM or Lazard, certain non-ordinary course asset sales and major acquisitions.

The aggregate non-contingent consideration relating to the equity interests of LAM (and the phantom rights referred to above) held by present and former employees of LAM and its subsidiaries (the “Transaction Consideration”) consists of (i) cash payments made from the closing of the LAM Merger through January 2, 2009 of approximately $60,100, (ii) a cash payment on October 31, 2011 of approximately $90,300 and (iii) an issuance on October 31, 2011 of 2,201,457 shares of Lazard Ltd’s Class A common stock (plus additional shares of Class A common stock in an amount determined by reference to the cash dividends paid on Class A common stock since the closing of the LAM Merger), subject, in the case of clause (ii) and (iii) and with respect to certain present employees of LAM and its subsidiaries, to delayed payment/issuance until the eighth anniversary of the closing of the LAM Merger if the applicable employee is no longer employed by Lazard or its affiliates on October 31, 2011, subject to certain exceptions. The merger agreement also generally provides that if there is a change in control of the Company or a sale of LAM, any and all of the Transaction Consideration will be payable as of the date of such change in control. The related liabilities for the present value of the unpaid cash consideration, as of March 31, 2009 and December 31, 2008, have been recorded in “accrued compensation and benefits” and “other liabilities”, and amounted to $13,917 and $61,772, respectively, as of March 31, 2009, and $16,013 and $60,324, respectively, as of December 31, 2008.

6.	BUSINESS ACQUISITIONS AND JOINT VENTURE INVESTMENT

On August 13, 2007, Lazard Group acquired all of the outstanding ownership interests of Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies. On July 31, 2007, Lazard Ltd acquired all of the outstanding shares of Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”), an Australia-based financial advisory firm, and concurrently sold such investment to Lazard Group. These purchases were effected though an exchange of a combination of cash, Class A common stock, and by Lazard Ltd issuing shares of non-participating convertible Series A and Series B preferred stock (the “Series A preferred stock” and “Series B preferred stock”, respectively, which are or were each convertible into Class A common stock). The total number of Class A common shares to be issued in connection with the acquisitions will depend, in part, upon the future performance of each of GAHL and CWC.

The aggregate non-contingent consideration relating to the GAHL and the CWC acquisitions (before transaction costs) consisted of cash and Lazard Ltd stock and aggregated to approximately $220,500 and $216,200 through March 31, 2009 and December 31, 2008, respectively. At March 31, 2009 and December 31, 2008, 993,024 shares of Class A common stock were issuable on a non-contingent basis. Additionally, at March 31, 2009 and December 31, 2008, 9,724 and 7,293 shares of Series A preferred stock, respectively, were convertible into Class A common shares on a non-contingent basis, with the number of Class A common shares dependent, in part, upon future prices of the

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Class A common stock. At March 31, 2009 and December 31, 2008, 948,631 shares of Class A common stock were contingently issuable and, at March 31, 2009 and December 31, 2008, 22,021 and 24,452 shares of Series A preferred stock, respectively, were contingently convertible into shares of Class A common stock as of each respective date, dependent upon the future performance of GAHL and CWC.

In connection with Lazard Group’s acquisition of GAHL and Lazard Ltd’s acquisition of CWC and subsequent contribution of CWC to Lazard Group, Lazard Group recorded related party payables of $48,024 and $43,634 at March 31, 2009 and December 31, 2008, respectively, to subsidiaries of Lazard Ltd. When combined with the additional members’ equity recorded by Lazard Group of $18,416 at March 31, 2009 and December 31, 2008, these increases correspond to the increases in stockholders’ equity recorded by Lazard Ltd for such acquisitions (see Note 15 of Notes to the Condensed Consolidated Financial Statements).

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at March 31, 2009 and December 31, 2008, which primarily pertain to the Company’s Financial Advisory segment, are presented below.

	March 31, 2009	December 31, 2008

Goodwill	$173,194	$170,277
Other intangible assets (net of accumulated amortization)	4,523	4,867

	$177,717	$175,144

Changes in the carrying amount of goodwill for the three month periods ended March 31, 2009 and 2008, are as follows:

	Three Months Ended March 31,
	2009	2008
Balance, January 1	$170,277	$178,446
Prior business acquisitions, including additional contingent consideration earned	2,780	9,282
Foreign currency translation adjustments	137	4,239

Balance, March 31	$173,194	$191,967

The gross cost and accumulated amortization of other intangible assets as of March 31, 2009 and December 31, 2008, by major intangible asset category, are as follows:

	March 31, 2009			December 31, 2008
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success fee contracts	$23,969	$23,969	$—	$23,969	$23,969	$—
Management fees, customer relationships and non-compete agreements	7,017	2,494	4,523	7,017	2,150	4,867

	$30,986	$26,463	$4,523	$30,986	$26,119	$4,867

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Amortization expense of intangible assets for the three month periods ended March 31, 2009 and 2008 was $344 and $1,220, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense
2009 (April 1 through December 31)	$928
2010	1,127
2011	903
2012	511
2013	400
Thereafter	654

Total amortization expense	$4,523

8.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of March 31, 2009 and December 31, 2008:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of
				March 31, 2009	December 31, 2008
Lazard Group 7.125% Senior Notes	$550,000	2015	7.125%	$538,500	$538,500
Lazard Group 6.85% Senior Notes(a)	600,000	2017	6.85%	548,350	549,250
Lazard Group Credit Facility	150,000	2010	1.75%	—	—

Total				$1,086,850	$1,087,750

(a)	During the three month period ended March 31, 2009, the Company repurchased $900 principal amount of the 6.85% Senior Notes at a cost, excluding accrued interest, of $635 and, after the write-off of unamortized debt issuance costs of $7, recognized a pre-tax gain of $258.

Subordinated Debt—Subordinated debt at March 31, 2009 and December 31, 2008 amounted to $150,000 at each date and represents a note which is convertible into a maximum of 2,631,570 shares of Class A common stock at an effective conversion price of $57 per share. The note matures on September 30, 2016 and has a fixed interest rate of 3.25% per annum. One-third in principal amount became convertible on and after July 1, 2008, an additional one-third will become convertible on and after July 1, 2009 and the last one-third on and after July 1, 2010, and no principal amount will be convertible after June 30, 2011. As of March 31, 2009 there have been no conversions of the note.

Lazard Group maintains a $150,000 senior revolving credit facility with a group of lenders (the “Lazard Group Credit Facility”) which contains certain financial condition covenants. In addition, the Lazard Group Credit Facility, the indenture and supplemental indentures relating to Lazard Group’s senior notes as well as its subordinated convertible note contain certain covenants (none of which relate to financial condition), events of default and other customary provisions, including a customary make-whole provision in the event of early redemption where applicable. As of March 31, 2009, the Company was in compliance with all of these provisions. All of the Company’s senior and subordinated debt obligations are unsecured.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

As of March 31, 2009, the Company had approximately $212,000 in unused lines of credit available to it, including approximately $41,000 of unused lines of credit available to LFB. In addition, LFB has access to the liquidity facilities of the Banque de France. As of March 31, 2009 and December 31, 2008, LFB had no outstanding borrowings under such facilities.

9.	COMMITMENTS AND CONTINGENCIES

Leases—Lazard has various leases and other contractual commitments arising in the ordinary course of business. In the opinion of management, the fulfillment of such commitments in accordance with their terms will not have a material adverse effect on Lazard’s consolidated financial position, results of operations or cash flows.

Guarantees—On March 12, 2007, Lazard entered into an agreement to guarantee to a foreign tax jurisdiction the deferred payment of certain income tax obligations and potential tax penalties of certain managing directors of Lazard Group, which, as of March 31, 2009, aggregate to $15,130. These managing directors have pledged their interests in LAZ-MD Holdings, an entity owned by Lazard Group’s current and former managing directors (“LAZ-MD Holdings”) (which are exchangeable into shares of Class A common stock) and unsold shares of Class A common stock received in exchange for such interests to collateralize such guarantee, with the value of such collateral in each case exceeding the guarantee provided by Lazard.

In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At March 31, 2009, LFB had $7,628 of such indemnifications and held $4,793 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the condensed consolidated statements of financial condition.

Private Equity Funding Commitments—At March 31, 2009, the principal commitments by the Company for capital contributions to private equity investment funds were as set forth below. Senior Housing is managed by Lazard Alternative Investments Holdings LLC (“LAI”), a subsidiary of LFCM Holdings LLC (“LFCM Holdings”). LAI owns and operates the alternative investments of LFCM Holdings (an entity that includes Lazard’s former Capital Markets and Other business segment as well as other specified non-operating assets and liabilities transferred pursuant to or in anticipation of the separation from the Company on May 10, 2005). CP II was managed by a subsidiary of LAI until February 16, 2009; however, effective February 17, 2009, ownership and control of CP II was transferred to the investment professionals who manage CP  II.

		Total Lazard Commitment (b)
Name of Fund	Total Institutional Commitment	Maximum Commitment	Funding Expiration Date		Unfunded As of March 31, 2009
CP II	$500,000	$50,000	2010		$15,188
Senior Housing	201,000	10,000	2009	(a)	1,706

	$701,000	$60,000			$16,894

(a)	Funding expiration date is July 6, 2009. However, under certain circumstances, $829 may be called at any time prior to the fund liquidation.

(b)	The table above excludes other unfunded commitments by Lazard at March 31, 2009 of (i) $3,367 to Company-sponsored private equity investment funds (including $2,531 in connection with the Company’s

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

compensation plans), which are contingent upon certain events and have no definitive final payment dates, and (ii) with respect to Lazard Technology Partners III, a fund that has not been formed, for which Lazard has a minimum and maximum commitment of $15,000 and $20,000 respectively, contingent upon the formation of such fund.

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. The commitments have an expiration date and, once drawn upon, may require the counterparty to post collateral depending on the counterparty’s creditworthiness. Outstanding commitments at March 31, 2009 were $18,991. This amount may not represent future cash requirements as commitments may expire without being drawn upon.

On January 24, 2008, Sapphire, a newly-organized special purpose acquisition company formed by Lazard Funding Limited LLC (“Lazard Funding”), a wholly-owned subsidiary of Lazard Group, completed an initial public offering which, prior to offering costs, raised $800,000 through the sale of 80,000,000 units at an offering price of $10.00 per unit (the “Sapphire IPO”). Each unit consists of one share of Sapphire common stock and one warrant, with such warrant entitling the holder to purchase one share of Sapphire common stock for $7.00. Sapphire was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses primarily with general industrial companies in North America (collectively referred to as the “Initial Business Combination”).

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

In connection with the Sapphire IPO, and pursuant to certain rights afforded LFCM Holdings under the business alliance agreement, dated as of May 10, 2005, between Lazard Group and LFCM Holdings (the “business alliance agreement”), Lazard Funding offered CP II the right, through the date of a public announcement of the Initial Business Combination, to purchase from Lazard Funding, at a cost of $10.00 per unit, up to 2,000,000 Sapphire units (for an aggregate purchase price of up to $20,000).

See Notes 5 and 6 of Notes to Condensed Consolidated Financial Statements for information regarding commitments relating to the LAM Merger and business acquisitions, respectively. See Note 12 of Notes to Condensed Consolidated Financial Statements for information regarding obligations to fund our pension plans in the U.K.

The Company has various other contractual commitments arising in the ordinary course of business. In the opinion of management, the consummation of such commitments will not have a material adverse effect on the Company’s condensed consolidated financial position or results of operations. In addition, from time-to-time, LFB enters into underwriting commitments in which it participates as a joint underwriter. The settlement of such transactions are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

10.	MEMBERS’ EQUITY

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

At March 31, 2009 and 2008, Lazard Group common membership interests held by subsidiaries of Lazard Ltd amounted to 62.6% and 48.3%, respectively, and by LAZ-MD Holdings amounted to 37.4% and 51.7%, respectively. Pursuant to provisions of its Operating Agreement, Lazard Group distributions in respect of its common membership interests are allocated to the holders of such interests on a pro rata basis. Such distributions represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and the members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests. During the three month periods ended March 31, 2009 and 2008, Lazard Group distributed $4,594 and $5,532, respectively, to LAZ-MD Holdings and $6,695 and $4,978, respectively, to the subsidiaries of Lazard Ltd, which latter amounts were used by Lazard Ltd to pay dividends to third-party holders of its Class A common stock. In addition, during the three month periods ended March 31, 2009 and 2008, Lazard Group made tax distributions of $67,360 and $10,213, respectively, including $25,316 and $5,277, respectively, paid to LAZ-MD Holdings and $42,044 and $4,936, respectively, paid to subsidiaries of Lazard Ltd.

Exchange of Lazard Group Common Membership Interests—On March 6, 2009, Lazard Ltd issued 244,968 shares of Class A common stock, respectively, in connection with the exchange of a like number of common membership interests of Lazard Group (received in exchange for their membership interests in LAZ-MD Holdings).

Share Repurchase Program

The Board of Directors of Lazard Ltd has authorized, on a cumulative basis, the repurchase of up to $500,000 in aggregate cost of its Class A common stock and Lazard Group common membership interests through December 31, 2009. The Company expects that the share repurchase program, with respect to the Class A common stock, will be used primarily to offset a portion of the shares that have been or will be issued under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”). Purchases may be made in the open market or through privately negotiated transactions. Pursuant to this authorization, since inception of the program in February 2006 through March 31, 2009, Lazard

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Group purchased an aggregate of 10,369,189 shares of Class A common stock at an average price of $34.23 per share (including, during the three month period ended March 31, 2009, 267,419 shares at an average price of $21.05 per share) and an aggregate of 655,751 Lazard Group common membership interests at an average price of $37.21 per common membership interest. As a result of Lazard Group’s delivery of an aggregate of 834,611 shares for the settlement of vested restricted stock unit grants (“RSUs”) and deferred stock unit grants (“DSUs”) during the two year period ended December 31, 2008 and the three month period ended March 31, 2009, there were 9,534,578 and 9,376,162 shares of Class A common stock held by Lazard Group at March 31, 2009 and December 31, 2008, respectively. Such Class A common shares are reported, at cost, as a reduction of members’ equity within the condensed consolidated statements of financial condition.

As of March 31, 2009, $120,677 of the initial $500,000 repurchase authorization remained available under the share repurchase program.

Accumulated Other Comprehensive Loss, Net of Tax

The components of “accumulated other comprehensive loss, net of tax” at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Currency translation adjustments	$(46,948)	$(27,299)
Interest rate hedge	(6,581)	(6,851)
Net unrealized loss on available-for-sale securities	(50,547)	(41,512)
Employee benefit plans	(45,848)	(45,745)

Accumulated other comprehensive loss, net of tax	$(149,924)	$(121,407)

Noncontrolling Interests

Noncontrolling interests represent interests in various LAM-related GP interests that the Company is deemed to control but does not own.

11.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2005 Plan and 2008 Plan, and activity with respect thereto during the three month periods ended March 31, 2009 and 2008, is presented below.

Shares Available Under the 2005 Plan and 2008 Plan

The 2005 Plan authorizes the issuance of up to 25,000,000 shares of Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock, stock units and other equity-based awards. Each stock unit granted under the 2005 Plan represents a contingent right to receive one share of Class A common stock, at no cost to the recipient. The fair value of such stock unit awards is determined based on the closing market price of Lazard Ltd’s Class A common stock at the date of grant.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

In addition to the shares available under the 2005 Plan, additional shares of Class A common stock are available under the 2008 Plan, which was approved by the stockholders of Lazard Ltd on May 6, 2008. The maximum number of shares available under the 2008 Plan is based on a formula that limits the aggregate number of shares that may, at any time, be subject to awards that are considered “outstanding” under the 2008 Plan to 30% of the then-outstanding shares of Class A common stock (treating, for this purpose, the then-outstanding exchangeable interests of LAZ-MD Holdings on a “fully-exchanged” basis as described in the 2005 Plan).

Restricted Stock Unit Grants

RSUs require future service as a condition for the delivery of the underlying shares of Class A common stock and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. The grant date fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods as required under SFAS No. 123 (revised 2004), “Share-Based Payment”. Expense relating to RSUs is charged to “compensation and benefits” expense (and, in the 2009 period, “restructuring” expense, with respect to the expense associated with the acceleration of unrecognized expense pertaining to RSUs granted previously to individuals who were terminated in the restructuring) within the condensed consolidated statements of operations, and amounted to $88,687 (including $24,239 in restructuring expense) and $55,622 for the three month periods ended March 31, 2009 and 2008, respectively. RSUs issued subsequent to December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the three month periods ended March 31, 2009 and 2008, dividend participation rights required the issuance of 81,167 and 51,432 RSUs, respectively.

During the three month periods ended March 31, 2009 and 2008, 178,720 and 71,742 RSUs vested, respectively. In connection therewith, and after considering the withholding tax obligations pertaining thereto, 109,003 and 47,316 shares of Class A common stock held by Lazard Group were delivered, respectively.

Deferred Stock Unit Grants

Non-executive members of the Board of Directors of Lazard Group (who are also the same Non-Executive Directors of Lazard Ltd) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs which amounted to none and 897 DSUs granted during the three month periods ended March 31, 2009 and 2008, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into Class A common stock at the time of cessation of service to the Board. The DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock resulting in nominal cash payments for the three months ended March 31, 2009 and 2008. DSU awards are expensed at their fair value on their date of grant, which, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan, totaled $39 and $34 during the three months ended March 31, 2009 and 2008, respectively.

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the 2005 Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

pursuant to such election, divided by the market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. During the three month periods ended March 31, 2009 and 2008, 2,609 and 1,001 DSUs, respectively, had been granted pursuant to such Plan.

The following is a summary of activity relating to RSUs and DSUs during the three month periods ended March 31, 2009 and 2008:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2009	22,141,468	$39.17	65,256	$40.32
Granted (including 81,167 RSUs relating to dividend participation)	6,816,601	$30.91	2,609	$29.34
Forfeited	(259,593)	$38.26	—	—
Vested/Converted	(178,720)	$40.00	—	—

Balance, March 31, 2009	28,519,756	$37.20	67,865	$39.90

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2008	9,507,935	$42.35	35,310	$43.16
Granted (including 51,432 RSUs relating to dividend participation)	11,963,072	$37.33	1,898	$35.37
Forfeited	(48,632)	$39.97	—	—
Vested/Converted	(71,742)	$37.81	(5,839)	$38.28

Balance, March 31, 2008	21,350,633	$39.56	31,369	$43.59

As of March 31, 2009, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $542,671, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.4 years subsequent to March 31, 2009. The ultimate amount of such expense is dependent upon the actual number of RSUs that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein.

Deferred Compensation

A portion of the incentive awards granted in February 2009 included a deferred cash component aggregating $146,582, which vests over a maximum period of four years. Such deferred cash awards vest and are payable as follows: $47,925 on November 30, 2009, $34,990 on each of November 30, 2010 and February 28, 2012 and $28,677 on February 28, 2013. Payments are subject to the employee meeting the vesting requirements, and, except for the November 30, 2009 payment, earn interest at an annual rate of 5%. The compensation

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

expense with respect to the deferred cash component award, net of estimated forfeitures, is being recognized over weighted average period of 2.2 years.

12.	EMPLOYEE BENEFIT PLANS

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

Employer Contributions to Pension Plans—There have been no contributions to the defined benefit plans made by the Company during the three month periods ended March 31, 2009 and 2008.

The Company is contingently obligated to make further contributions to its U.K. pension plans depending on the cumulative performance of the plans’ assets against specific benchmarks as measured on June 1, 2009 (the “measurement date”) and June 1, 2010 (the “remeasurement date”). Any liability, as determined on the measurement date, would be funded over four years in equal monthly installments and will be subject to further adjustment on the remeasurement date. Any remaining liability as of the remeasurement date will be payable over the subsequent four years in equal monthly installments. If March 31, 2009 had been the measurement date of the plans’ assets, the estimated liability related to the cumulative underperformance as of that date would amount to approximately $29,400.

The following table summarizes the components of total benefit cost (credit) for the three month periods ended March 31, 2009 and 2008:

	Pension Plans		Pension Plan Supplement		Post-Retirement Medical Plans
	For The Three Months Ended March 31,
	2009	2008	2009	2008	2009	2008
Components of Net Periodic Benefit Cost (Credit):
Service cost	$—	$—	$—	$—	$28	$26
Interest cost	5,503	7,772	16	16	95	107
Expected return on plan assets	(6,130)	(8,974)	—	—	—	—
Amortization of:
Prior service credit	—	—	—	—	(346)	(346)
Net actuarial loss	208	95	—	—	27	36

Net periodic benefit cost (credit)	$(419)	$(1,107)	$16	$16	$(196)	$(177)

13.	RESTRUCTURING PLAN

In February, 2009, the Company announced a restructuring plan to optimize its mix of personnel, which included certain staff reductions and realignments of personnel. In connection with such plan, the Company recorded an increase to the after-tax loss attributable to Lazard Group in the three month period ended March 31, 2009 of $56,149, as a result of a charge of $62,550 (principally consisting of compensation-related expenses, including the acceleration of unrecognized expense pertaining to RSUs previously granted to individuals who were terminated pursuant to the restructuring), with this charge partially offset by an associated income tax credit of $6,401.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

As of March 31, 2009, the remaining liability associated with the restructuring plan was approximately $32,000 and primarily relates to severance and benefit payments and other costs associated with the restructuring. Such aggregate amount is reported within “accrued compensation and benefits” and “other liabilities” on the accompanying condensed consolidated statement of financial condition as of March 31, 2009. The Company expects to deliver the shares of Class A common stock underlying the above-mentioned RSUs during the second and third quarters of 2009.

14.	INCOME TAXES

The Company had an income tax benefit of $4,554 and an income tax provision of $4,337 for the three month periods ended March 31, 2009 and 2008, respectively, representing effective tax rates of 5.0% and 24.4%, respectively. Excluding the income tax benefit of $6,401 related to the $62,550 restructuring charge in the first quarter of 2009, the Company had an income tax provision of $1,847.

Although a portion of Lazard Group’s income is subject to U.S. federal income taxes, the principal difference between the U.S. federal statutory tax rate of 35.0% and Lazard Group’s effective tax rates above is due to Lazard Group primarily operating in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income from its U.S. operations is generally not subject to U.S. federal income taxes because such income is attributable to the individual partners. Lazard Group, however, is subject to Unincorporated Business Tax (“UBT”) which is attributable to Lazard Group’s operations apportioned to New York City. UBT is incremental to the U.S. federal statutory tax rate. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes.

15.	RELATED PARTIES

Amounts receivable from, and payable to, related parties as of March 31, 2009 and December 31, 2008 are set forth below:

	March 31, 2009	December 31, 2008

Receivables
LFCM Holdings	$7,546	$10,377
Lazard Ltd Subsidiaries	57,508	56,114
Other	47	—

Total	65,101	$66,491

Payables
LFCM Holdings	$790	$704
Lazard Ltd Subsidiaries	262,128	262,875
Other	66	396

	$262,984	$263,975

LFCM Holdings

LFCM Holdings owns and operates the capital markets business and fund management activities as well as other specified non-operating assets and liabilities that were transferred by Lazard Group (referred to as the

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

“separated businesses”) in May 2005 and is owned by the current and former working members, including certain of Lazard’s current and former managing directors (which also include our executive officers) who are also members of LAZ-MD Holdings. In addition to the master separation agreement, which effected the separation and recapitalization that occurred in May 2005, LFCM Holdings entered into an insurance matters agreement and a license agreement that addressed various business matters associated with the separation, as well as employee benefits, administrative services, business alliance and lease indemnity agreements, all of which are described in the Company’s Form 10-K.

For the three month periods ended March 31, 2009 and 2008, amounts recorded by Lazard Group relating to administrative and support services under the administrative services agreement (the “administrative services agreement”) amounted to $1,457 and $972, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $157 and $9,767 respectively. Such amounts are reported as reductions to operating expenses and as other revenue, respectively.

With respect to the lease indemnity agreement, the net present value of the receivable due from LFCM Holdings with respect to its indemnification for obligations relating to abandoned lease space in the U.K. at March 31, 2009 and December 31, 2008 was $4,161 and $4,085, respectively. The balance is due based on a schedule of periodic payments through May 10, 2010.

The remaining receivables from LFCM Holdings and its subsidiaries as of March 31, 2009 and December 31, 2008 primarily include $1,437 and $4,949, respectively, related to administrative and support services and reimbursement of expenses incurred on behalf of LFCM Holdings and $1,544 and $1,087, respectively, related to referral fees for underwriting and private placement transactions.

Lazard Ltd Subsidiaries

Lazard Group’s receivables from subsidiaries of Lazard Ltd at March 31, 2009 and December 31, 2008 include interest-bearing loans of $55,715 at both dates, including accrued interest thereon.

As of March 31, 2009 and December 31, 2008, Lazard Group’s payables to subsidiaries of Lazard Ltd included $64,808 and $64,512, respectively, related to the LAM Merger (see Note 5 of Notes to Condensed Consolidated Financial Statements), as well as payables at March 31, 2009 and December 31, 2008 in connection with Lazard Group’s acquisition of GAHL and Lazard Ltd’s acquisition of CWC and subsequent contribution of CWC to Lazard Group of $48,024 and $43,634, respectively (see Note 6 of Notes to Condensed Consolidated Financial Statements). In addition, as of March 31, 2009 and December 31, 2008, Lazard Group’s payables to subsidiaries of Lazard Ltd include interest-bearing loans, plus accrued interest thereon, of $149,137 and $154,706, respectively, with related interest expense amounting to $1,828 and $0 for the three month periods ended March 31, 2009 and 2008, respectively.

LAZ-MD Holdings

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the three month periods ended March 31, 2009 and 2008 such charges amounted to $188 in each period.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Other

For the three month periods ended March 31, 2009 and 2008, expenses recorded by Lazard Group relating to referral fees for restructuring transactions and fee sharing with MBA amounted to $219 and $0, respectively. At March 31, 2009 and December 31, 2008, the balance of such related party transactions are included within “related party payables” in the accompanying condensed consolidated statement of financial condition and amounted to $66 and $396, respectively.

In addition, see Note 9 of Notes to Condensed Consolidated Financial Statements for information regarding CP II and the Sapphire IPO.

16.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. At March 31, 2009, LFNY’s regulatory net capital was $126,311, which exceeded the minimum requirement by $120,070.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Services Authority. At March 31, 2009, the aggregate regulatory net capital of the U.K. Subsidiaries was $199,783, which exceeded the minimum requirement by $164,437.

CFLF, through which non-corporate finance advisory activities are carried out in France, is subject to regulation by the Commission Bancaire and the Comité des Etablissements de Crédit et des Entreprises d’Investissement for its banking activities conducted through its subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management) and Fonds Partenaires Gestion (private equity), are subject to regulation and supervision by the Autorité des Marchés Financiers. At March 31, 2009, the consolidated regulatory net capital of CFLF was $176,963, which exceeded the minimum requirement set for regulatory capital levels by $79,581.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At March 31, 2009, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $70,153, which exceeded the minimum required capital by $51,056.

At March 31, 2009, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

17.	SEGMENT INFORMATION

The Company’s reportable segments offer different products and services and are managed separately as different levels and types of expertise are required to effectively manage the segments’ transactions. Each segment is reviewed to determine the allocation of resources and to assess its performance. The Company’s principal operating activities are included in two business segments: Financial Advisory (which includes providing advice on M&A and strategic advisory matters, restructurings and capital structure advisory services, capital raising and other transactions), and Asset Management (which includes the management of equity and fixed income securities and alternative investment and private equity funds). In addition, the Company records selected other activities in its Corporate segment, including management of cash, certain investments and the commercial banking activities of LFB. The Company also allocates outstanding indebtedness to its Corporate segment.

The Company’s segment information for the three month periods ended March 31, 2009 and 2008 is prepared using the following methodology:

•	Revenue and expenses directly associated with each segment are included in determining operating income (loss).

•	Expenses not directly associated with specific segments are allocated based on the most relevant measures applicable, including headcount, square footage and other factors.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution to operations with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended March 31,
		2009	2008
Financial Advisory	Net Revenue	$162,977	$212,263
	Operating Expenses	177,621	174,760

	Operating Income (Loss)	$(14,644)	$37,503

Asset Management	Net Revenue	$101,523	$165,031
	Operating Expenses	90,440	114,643

	Operating Income	$11,083	$50,388

Corporate	Net Revenue	$(16,633)	$(69,786)
	Operating Expenses (a)	70,714	308

	Operating Income (Loss) (a)	$(87,347)	$(70,094)

Total	Net Revenue	$247,867	$307,508
	Operating Expenses	338,775	289,711

	Operating Income (Loss)	$(90,908)	$17,797

(a)	Includes, in the three month period ended March 31, 2009, restructuring expense of $62,550 (see Note 13 of Notes to Condensed Consolidated Financial Statements).

	As of
	March 31, 2009	December 31, 2008
Total Assets:
Financial Advisory	$673,343	$739,444
Asset Management	376,209	419,858
Corporate	1,342,472	1,726,280

Total	$2,392,024	$2,885,582

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Group’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”).

Forward-Looking Statements and Certain Factors that May Affect Our Business

Management has included in Parts I and II of this Form 10-Q, including in its Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), statements that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”) under the caption “Risk Factors,” including the following:

•	a decline in general economic conditions or the global financial markets,

•	losses caused by financial or other problems experienced by third parties,

•	losses due to unidentified or unanticipated risks,

•	a lack of liquidity, i.e., ready access to funds, for use in our businesses, and

•	competitive pressure on our businesses and on our ability to retain our employees.

These risks and uncertainties are not exhaustive. Other sections of the Form 10-K may include additional factors, which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can management assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

The Company is committed to providing timely and accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, the Company uses its websites to convey information about its businesses, including the anticipated release of quarterly financial results, quarterly financial, statistical and business-related information and the posting of updates of assets under management (“AUM”) in various mutual funds, hedge funds and other investment products managed by Lazard Asset Management LLC and its subsidiaries (“LAM”). Monthly updates of these funds are posted to the LAM website (www.lazardnet.com) on the third business day following the end of each month. Investors can link to Lazard Ltd, Lazard Group and their operating company websites through www.lazard.com. Our websites and the information contained therein or connected thereto are not incorporated into this Form 10-Q.

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

In addition, the Company records selected other activities in its Corporate segment, including management of cash, certain investments and the commercial banking activities of Lazard Group’s Paris-based Lazard Frères Banque SA (“LFB”, or “our bank”). The Company also allocates outstanding indebtedness to its Corporate segment.

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

On September 25, 2008, pursuant to a definitive merger agreement dated August 14, 2008, the Company, LAM, and LAZ Sub I, LLC, a newly formed subsidiary of Lazard Frères & Co. LLC (“LFNY”), completed the merger of LAZ Sub I, LLC with and into LAM (the “LAM Merger”). See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information relating to the LAM Merger.

Lazard also has a long history of making alternative investments with its own capital, usually alongside capital of qualified institutional and individual investors. At the time of Lazard Ltd’s equity public offering and as a part of the separation, we transferred to LFCM Holdings LLC (“LFCM Holdings”) all of our alternative investment activities, except for Fonds Partenaires Gestion (“FPG”), our private equity business in France. Such activities transferred to LFCM Holdings represented the alternative investment activities of Lazard Alternative Investments Holdings LLC (“LAI”) and included private equity investments of Corporate Partners II Limited (“CP II”) and Lazard Senior Housing Partners LP. CP II was managed by a subsidiary of LAI until February 16, 2009. Effective February 17, 2009, ownership and control of CP II was transferred to the investment professionals who manage CP II. We also transferred to LFCM Holdings certain principal investments by Lazard Group in the funds managed by the separated businesses, subject to certain options by us to reacquire such investments, while we retained our investment in our French private equity funds. Since 2005, consistent with our obligations to LFCM Holdings, we have engaged in a number of alternative investments and private equity activities. See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding alternative investments.

We continue to explore and discuss opportunities to expand the scope of our alternative investment and private equity activities in Europe, the U.S. and elsewhere. These opportunities could include internal growth of new funds and direct investments by us, partnerships or strategic relationships, investments with third parties or acquisitions of existing funds or management companies. Also, consistent with our obligations to LFCM Holdings, we may explore discrete capital markets opportunities.

For the three month periods ended March 31, 2009 and 2008, the Company’s consolidated net revenue was derived from the following segments:

	Three Months Ended March 31,
	2009	2008
Financial Advisory	66%	69%
Asset Management	41	54
Corporate	(7)	(23)

Total	100%	100%

Business Environment

The global financial markets have experienced extraordinary disruption and volatility during 2008 and the three month period ended March 31, 2009, and therefore challenging market conditions persisted throughout most of such period. Contraction in worldwide credit markets due in part to sub-prime lending issues, volatile currency and commodity markets, major write-downs within the financial sector and volatile oil prices have raised significant uncertainty about the state of the U.S. and global economies. These economic and market conditions have negatively affected our financial performance in both the Financial Advisory and Asset Management businesses, particularly in the second half of 2008 and through March 31, 2009, and may continue to further adversely affect our financial performance in 2009. The deterioration of the equity and credit markets has also negatively impacted our bank’s portfolio of debt securities in the Corporate segment.

Lazard operates in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for Lazard’s management to predict all risks and uncertainties, nor can Lazard assess the impact of all potentially applicable factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. See the section entitled “Risk Factors” in the Form 10-K. Furthermore, net income (loss) and revenue in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

Financial Advisory

M&A activity for the three month period ended March 31, 2009 decreased substantially versus the corresponding period in 2008 for global completed transactions as well as global and trans-atlantic announced transactions, while activity in financial restructuring accelerated during the 2009 period driven by a significant increase in the number of corporate debt defaults. According to Moody’s Investors Service, Inc., in the three month period ended March 31, 2009, a total of 79 issuers defaulted as compared to 16 in the corresponding period in 2008. Moody’s is expecting further increases in the default rates throughout 2009. The following table sets forth industry statistics regarding the volume of M&A transactions in the 2008 to 2009 periods:

	Three Months Ended March 31,
	2009	2008	% Incr /(Decr)
	($ in billions)
Completed M&A Transactions:
Global	$466	$797	(42)%
Trans-Atlantic	53	46	15%

Announced M&A Transactions:
Global	450	518	(13)%
Trans-Atlantic	7	42	(83)%

Source:	Thomson Financial as of April 13, 2009

While overall M&A industry statistics regarding the number and size of announced transactions continued to decline in the first three months of 2009 and the industry outlook for the remainder of 2009 remains challenging, we believe that even in the current environment we are relatively well positioned, due to the expertise and insights of our bankers, the investments we have made in our business and the diversity of our products. Nevertheless, we expect 2009 to be a challenging year. Generally, during such periods of unfavorable market or economic conditions, the volume and value of M&A transactions may decrease, thereby reducing the demand for our advisory services and increasing competition among financial services companies seeking such engagements.

We expect that our Financial Restructuring practice should benefit over the next several years from the significant acceleration in the level of corporate defaults, as well as from advising companies during this period of volatility on matters relating to debt and financing restructuring and other on- and off-balance sheet assignments. Our Financial Restructuring assignments normally are executed over a six- to eighteen-month period.

In April 2009, government officials in New York announced a new policy banning the use of placement agents by funds seeking investment contributions from the New York State and New York City public pension funds. Our Private Fund Advisory Group, which is part of our Financial Advisory segment, acts as placement agent for investment funds, including investment funds that have historically received capital from these New York public pension funds. We are currently evaluating the potential impact of this new policy on our Private Fund Advisory Group.

Asset Management

As shown in the table below, major global market indices at March 31, 2009 decreased significantly as compared to such indices at both December 31, 2008 and March 31, 2008, principally as a result of the continued deterioration in the global equity markets.

	Percentage Change March 31, 2009 vs.
	December 31, 2008	March 31, 2008
MSCI World Index	(13)%	(44)%
CAC 40	(13)%	(40)%
DAX	(15)%	(38)%
FTSE 100	(12)%	(31)%
TOPIX 100	(11)%	(39)%
MSCI Emerging Market	1%	(48)%
Dow Jones Industrial Average	(13)%	(38)%
NASDAQ	(3)%	(33)%
S&P 500	(12)%	(40)%

Because the fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM, market downturns or volatility in foreign currencies that reduce the level of our AUM reduce the revenues we receive from our Asset Management business. Market depreciation reflected in the changes in Lazard’s AUM during the three month period ended March 31, 2009 generally corresponded to the changes in global market indices. During the first three months of 2009, our Asset Management business continued to be adversely impacted by a reduction in our AUM and may be impacted further should there be a sustained market downturn.

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

Lazard’s Asset Management segment principally includes LAM, Lazard Frères Gestion SAS (“LFG”) and FPG. Asset Management net revenue is derived from fees for investment management and advisory services provided to institutional and private clients. The main driver of Asset Management net revenue is the level of AUM, which is influenced by Lazard’s investment performance, its ability to successfully attract and retain assets, the broader performance of the global equity markets and, to a lesser extent, fixed income markets. As a result, fluctuations in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. Asset Management fees are generally based on the level of AUM measured as of the end of a quarter or month, and an increase or reduction in AUM at such dates, due to market price fluctuations, currency fluctuations, net client asset flows or otherwise, will result in a corresponding increase or decrease in management fees. The majority of our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In addition, as Lazard’s AUM include significant assets that are denominated in currencies other than U.S. dollars, changes in the value of the U.S. dollar relative to foreign currencies will impact the value of Lazard’s AUM. Fees vary with the type of assets managed, with higher fees earned on equity assets, alternative investments (such as hedge funds) and private equity investments, and lower fees earned on fixed income and cash management products.

The Company earns performance-based incentive fees on various investment products, including traditional products and alternative investment funds such as hedge funds and private equity funds. Incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks. Incentive fees on private equity funds also may be earned in the form of a carried interest if profits from investments exceed a specified threshold. These incentive fees are paid at the end of the measurement period, and those fees received at the end of the measurement period are not subject to reversal or payback. Incentive fees on hedge funds generally are subject to loss carryforward provisions in which losses incurred by the funds in any year are applied against certain future period net appreciation before any incentive fees can be earned. Incentive fees earned on our private equity funds are generally not recorded until potential uncertainties regarding the ultimate realizable amounts have been determined. For most of our alternative investment strategies, the determination date is at year-end (unless an account terminates during the year), and therefore such incentive fees are recorded in the fourth quarter of Lazard’s fiscal year.

Corporate segment net revenue consists primarily of net interest income, including amounts earned at LFB, and investment gains and losses on LAM-managed equity funds and principal investments in equities and alternative investment funds managed by LAI and FPG, and on debt securities at our bank. Interest expense is also included in Corporate net revenue. Corporate net revenue can fluctuate due to changes in the fair value of investments classified as “trading”, and with respect to “available-for-sale”, when realized, or when a decline is determined to be other than temporary, as well as due to changes in interest and currency exchange rates and in the levels of cash, investments and indebtedness.

Effective July 1, 2008, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), the portion of our bank’s corporate debt portfolio that had been previously designated as “trading” was re-designated to “available-for-sale”. During the three month period ended March 31, 2009, the Company recorded markdowns of $9 million in “accumulated other comprehensive income (loss), net of tax” (“AOCI”) related to such re-designated debt securities.

Although Corporate segment net revenue during the three month period ended March 31, 2009 represented (7)% of Lazard’s net revenue, total assets in Corporate represented 56% of Lazard’s consolidated total assets as of March 31, 2009, principally attributable to assets associated with LFB, and, to a lesser extent, investments in LAM-managed funds, other securities and cash.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for employees and managing directors. We have a policy that targets our ongoing compensation and benefits expense in our traditional businesses, excluding special items, to not exceed 57.5% of operating revenue each year, including compensation and benefits payable to our managing directors and amortization of the relevant portion of the restricted stock unit awards (“RSUs”) under the Lazard Ltd 2005 Equity Incentive Plan, the Lazard Ltd 2008 Incentive Compensation Plan and the related deferred cash component of such incentive awards, with such amortization determined on a straight-line basis over the vesting periods and not on the basis of revenue recognition (see Note 11 of Notes to Condensed Consolidated Financial Statements). As discussed in our Form 10-K, there can be no guarantee that this target ratio will continue to be achieved in future periods or that our policy may not change in the future, including to adapt to changes in the economic environment, or that a change may not be necessitated by lower operating revenues or to fund a major expansion. Increased competition for senior professionals, continued turmoil and volatility in the financial markets generally or other factors could prevent us from continuing to maintain this target ratio.

In the three month periods ended March 31, 2009 and 2008 (excluding the restructuring charge incurred in the 2009 period), our compensation expense-to-operating revenue ratio was 74.4% and 56.8%, respectively. As a result of the challenging market conditions in the 2009 period described above, and the resulting decline in operating revenue, the ratio in the 2009 period exceeded our target ratio. Our compensation ratio for the first quarter of 2009 is not necessarily representative of the ratio for the full year.

Lazard’s operating expenses also include “non-compensation expense” and, in the 2009 period, “restructuring expense”. Non-compensation expense includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services, and other expenses. Restructuring expense relates to the recent reduction of headcount and includes severance and related benefits expense, the acceleration of unrecognized expense pertaining to RSUs previously granted to individuals who were terminated and certain other costs related to this initiative.

Income Taxes

Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income from its U.S. operations is generally not subject to U.S. federal income taxes because such income is attributable to the individual partners. Outside the U.S., Lazard Group operates principally through corporations and is subject to local income taxes. Income taxes shown on Lazard’s condensed consolidated statements of operations are attributable to taxes incurred in non-U.S. entities and to New York City Unincorporated Business Tax (“UBT”) attributable to Lazard’s operations apportioned to New York City.

Noncontrolling Interests

The Company records a charge (credit) attributable to the noncontrolling interests in various LAM-related general partnerships (“GPs”) held directly by certain of our LAM managing directors.

See Note 10 of Notes to Condensed Consolidated Financial Statements for information regarding noncontrolling interests.

Consolidated Results of Operations

Lazard’s consolidated financial statements are presented in U.S. dollars. Many of our non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. dollar, generally the currency of the country in which the subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. dollars using exchange rates as of the respective balance sheet date, while revenue and expenses are translated at average exchange rates during the respective periods based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency are reported as a component of members’ equity. Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included in the consolidated statements of operations.

A discussion of the Company’s consolidated results of operations for the three month periods ended March 31, 2009 and 2008 is set forth below, followed by a more detailed discussion of business segment results.

	Three Months Ended March 31,
	2009	2008
	($ in thousands)
Revenue
Investment banking and other advisory fees	$161,402	$196,724
Money management fees	98,943	158,082
Interest income	8,293	22,390
Other	8,034	(30,992)

Total revenue	276,672	346,204
Interest expense	28,805	38,696

Net revenue	247,867	307,508

Operating Expenses
Compensation and benefits	203,532	193,559
Non-compensation	72,693	96,152
Restructuring(a)	62,550	—

Total operating expenses	338,775	289,711

Operating Income (Loss)	(90,908)	17,797
Provision (benefit) for income taxes(b)	(4,554)	4,337

Net Income (Loss)	(86,354)	13,460
Less—Net Income (Loss) Attributable to Noncontrolling Interests	(1,071)	(3,254)

Net Income (Loss) Attributable to Lazard Group	$(85,283)	$16,714

Net Income (Loss) Attributable to Lazard Group, Excluding Restructuring Expense(c)	$(29,134)	$16,714

As a % of Net Revenue:
Operating Income (Loss)	(37)%	6%

Operating Income (Loss), Excluding Restructuring Expense	(11)%	6%

(a)	Relates to costs associated with staff reductions and realignments as announced in February 2009. See Note 13 of Notes to Condensed Consolidated Financial Statements.
(b)	Includes a benefit of $6,401 in the 2009 period relating to the restructuring expense.
(c)	A non-GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.

The table below describes the components of operating revenue, a non-GAAP measure used by the Company to manage total compensation and benefits expense to managing directors and employees. Management believes operating revenue provides the most meaningful basis for comparison between present, historical and future periods.

	Three Months Ended March 31,
	2009	2008
	($ in thousands)
Operating revenue
Total revenue	$276,672	$346,204
Add (deduct):
LFB interest expense(a)	(4,017)	(8,901)
Loss related to consolidation of LAM GPs(b)	1,070	3,253

Operating revenue	$273,725	$340,556

(a)	The interest expense incurred by LFB is excluded from total revenue because LFB is a commercial bank and we consider its interest expense to be a cost directly related to the conduct of its business.
(b)	LAM GP loss is excluded because we do not deem such amount as operating in nature and the Company has no economic interest in such amount. Further, such LAM GP loss is directly offset by a credit to noncontrolling interests for the corresponding amount.

Certain key ratios, statistics and headcount information for the three month periods ended March 31, 2009 and 2008 are set forth below:

	Three Months Ended March 31,
	2009	2008
As a % of Net Revenue, By Revenue Category:
Investment banking and other advisory fees	65%	64%
Money management fees	40	51
Interest income	3	8
Other	3	(10)
Interest expense	(11)	(13)

Net Revenue	100%	100%

	As of March 31,
	2009	2008
Headcount:
Managing Directors:
Financial Advisory	154	155
Asset Management	56	55
Corporate	8	8
Limited Managing Directors	4	4
Other Employees:
Business segment professionals	964	994
All other professionals and support staff	1,121	1,274

Total	2,307	2,490

During the first quarter of 2009, we continued to hire key professionals on a selective basis, and to redeploy employees into areas where we saw potential for growth. As described above, to further optimize our mix of personnel we have reduced staff in other areas, including the back office. Headcount as of March 31, 2009 reflects most, but not all, of the headcount reductions related to the restructuring expense recorded in the 2009 period. The remaining headcount reductions will be reflected in the second quarter of 2009.

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

Three Months Ended March 31, 2009 versus March 31, 2008

The Company reported a net loss attributable to Lazard Group of $85 million for the three month period ended March 31, 2009, a decline of $102 million as compared to net income of $17 million in the corresponding period in 2008, due to a 23% decline in Financial Advisory net revenue as a result of a dramatic slowdown in global M&A activity, a 38% decline in Asset Management net revenue as a result of the decline in equity markets and the after-tax impact of the restructuring expense in the first quarter of 2009 which served to increase the net loss attributable to Lazard Ltd by $56 million. These items were partially offset by lower amounts relating to non-compensation expense, income taxes and net income attributable to noncontrolling interests. When excluding the after-tax impact of the restructuring expense, the net loss attributable to Lazard Ltd in the three month period ended March 31, 2009 was $29 million, a decrease of $46 million as compared to the corresponding period in 2008.

Net revenue decreased $60 million, or 19%, for the three month period ended March 31, 2009, compared to the corresponding period in 2008, with operating revenue decreasing $67 million, or 20%, compared to 2008. Fees from investment banking and other advisory activities decreased $35 million, or 18%, versus 2008. Our investment banking fees reflect fees from M&A and Strategic Advisory, Restructuring and Corporate Finance assignments encompassing general strategic and transaction-specific advice to public and private companies, governments and other parties, and includes various corporate finance services. Some of our assignments and, therefore, related revenue, are not reflected in or correlated to publicly available statistical information and, therefore, may not correlate to global industry statistics. Money management fees, including incentive fees, decreased $59 million, or 37%, as compared to the corresponding period in 2008 due to a $52 billion, or 38%, decline in average AUM for the three month period ended March 31, 2009 versus the corresponding period in 2008, primarily as the result of market and foreign exchange depreciation, partially offset by higher incentive fees earned in 2009. Interest income decreased $14 million, or 63%, due to lower average cash balances and a lower interest rate environment. Other revenue increased by $39 million in the three month period ended March 31, 2009 as compared to the 2008 period. Other revenue in the 2008 period was negatively impacted by aggregate investment related losses of $57 million in our bank’s corporate debt portfolio (redesignated as available-for-sale effective July 1, 2008) and the Company’s net investment in corporate equities to seed Asset Management products. With respect to the latter, during the 2009 period, the Company had in place a hedging strategy to minimize its risks associated with volatility in the equity markets. Interest expense for the three month period ended March 31, 2009 decreased $10 million, or 26%, primarily related to the Company’s May 2008 repurchase of $437 million aggregate principal amount of its 6.12% senior notes in connection with the remarketing of such notes, the partial repurchases of other senior notes, as well as lower interest paid on LFB’s customer deposits.

Compensation and benefits expense for the three month period ended March 31, 2009 increased by $10 million, reflecting $27 million of additional amortization of an increased amount of RSUs and deferred cash awards granted, partially offset by lower salaries and benefits due to the impact of the staff reductions during the 2009 first quarter. Compensation and benefits expense was 74.4% of operating revenue in the three month period ended March 31, 2009, as compared to 56.8% in the 2008 period. As described above, our compensation ratio for the first quarter of 2009 is not necessarily representative of the ratio for the full year.

Non-compensation expense for the three month period ended March 31, 2009 decreased by $23 million, or 24%. Factors contributing to the decrease include lower spending on travel and other business development activities, lower consulting and recruiting fees and the strengthening of the U.S. dollar versus foreign currencies. In addition, the 2008 period included a $6 million provision for costs related to leases on abandoned space. The ratio of non-compensation expense to operating revenue was 26.6% for the three month period ended March 31, 2009, as compared to 28.2% of operating revenue for the 2008 period, with such decreased percentage primarily attributable to the 24% decline in non-compensation expense (coupled with the 20% decline in operating revenue) in the 2009 period.

During the first quarter of 2009, we redeployed our banking professionals into growth areas and reduced staffing in other areas to further optimize our mix of personnel. As a result, a pre-tax charge of $63 million was recorded in the three month period ended March 31, 2009 in connection with severance and benefit payments, the acceleration of unrecognized expense pertaining to RSUs previously granted to individuals who were terminated and certain other costs related to the restructuring initiative.

Including the pre-tax impact of the restructuring expense, operating loss for the three month period ended March 31, 2009 was $91 million, a decrease of $109 million as compared to operating income of $18 million in the 2008 period. As a percentage of net revenue, the operating loss in the 2009 period was (37)% as compared to 6% in the corresponding period in 2008. When excluding the restructuring expense of $63 million in the 2009 period, the operating loss was $28 million, a decrease of $46 million as compared to the corresponding period in 2008, and was (11)% of net revenue in the 2009 period as compared to 6% in the 2008 period.

The provision for income taxes for the three month period ended March 31, 2009 decreased $9 million, principally due to an operating loss in the 2009 period as compared to operating income in the 2008 period.

Net income attributable to noncontrolling interests for the three month period ended March 31, 2008 decreased by $2 million, reflecting a $1 million credit related to various LAM GPs held directly by certain of our LAM managing directors (for which there is an offsetting amount included in “revenue-other”), as compared to a $3 million credit recorded in the corresponding 2008 period.

Business Segments

The following is a discussion of net revenue and operating income (loss) for the Company’s business segments - Financial Advisory, Asset Management and Corporate. Each segment’s operating expenses include (i) compensation and benefits expenses that are incurred directly in support of the segment and (ii) other operating expenses, which include directly incurred expenses for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourcing, and indirect support costs (including compensation and benefits expense and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistical drivers such as, among other items, headcount, square footage and transactional volume. For the three month period ended March 31, 2009 restructuring expense was recorded in the Corporate segment.

Financial Advisory

The following table summarizes the operating results of the Financial Advisory segment:

	Three Months Ended March 31,
	2009	2008
	($ in thousands)
M&A and Strategic Advisory	$96,475	$165,985
Financial Restructuring	60,929	15,538
Corporate Finance and Other	5,573	30,740

Net Revenue	162,977	212,263
Operating Expenses	177,621	174,760

Operating Income (Loss)	$(14,644)	$37,503

Operating Income (Loss), as a Percentage of Net Revenue	(9)%	18%

	As of March 31,
	2009	2008
Headcount (a):
Managing Directors	154	155
Limited Managing Directors	4	3
Other Employees:
Business segment professionals	656	649
All other professionals and support staff	228	265

Total	1,042	1,072

(a)	Excludes headcount related to indirect support functions, with such headcount being included in the Corporate segment.

Net revenue trends in Financial Advisory for M&A and Strategic Advisory and Financial Restructuring are generally correlated to the volume of completed industry-wide M&A transactions and restructurings occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger- sized transactions, and where we are involved in significant non-public assignments. Certain Lazard client statistics and global industry statistics are set forth below:

	Three Months Ended March 31,
	2009	2008
Lazard Statistics:
Number of Clients:
Total	223	251
With Fees Greater than $1 million	38	48
Percentage of Total Financial Advisory Revenue from Top 10 Clients	22%	36%
Number of M&A Transactions Completed Greater than $1 billion (a)	8	12

(a)	Source: Thomson Financial as of April 13, 2009

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms. The offices that generate Financial Advisory net revenue are located in the U.S., Europe (principally in the U.K., France, Italy, Spain and Germany) and the rest of the world (principally in Australia).

	Three Months Ended March 31,
	2009	2008
United States	53%	51%
Europe	44	39
Rest of World	3	10

Total	100%	100%

The Company’s managing directors and many of its professionals have significant experience, and many of them are able to use this experience to advise on M&A, strategic advisory matters and financial restructuring transactions, depending on clients’ needs. This flexibility allows Lazard to better match its professionals with the counter-cyclical business cycles of mergers and acquisitions and financial restructurings. While Lazard measures revenue by practice area, Lazard does not separately measure the costs or profitability of M&A services as compared to financial restructuring services. Accordingly, Lazard measures performance in its Financial Advisory segment based on overall segment net revenue and operating income margins.

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

Three Months Ended March 31, 2009 versus March 31, 2008

For the three month period ended March 31, 2009, Financial Advisory net revenue decreased $49 million, or 23%, as compared to the corresponding period in 2008. Financial Restructuring revenue increased $45 million, or 292%, offset by M&A and Strategic Advisory revenue decreasing $70 million, or 42%, and Corporate Finance and Other net revenue decreasing $25 million, or 82%.

The decrease in M&A and Strategic Advisory revenue for the three month period ended March 31, 2009 was principally due to the adverse economic and market conditions described above, which resulted in lower average fees per transaction, and a lower number of M&A transactions completed greater than $1 billion, which typically generate significant fees. Our major clients, which in the aggregate represented a significant portion of our M&A and Strategic Advisory revenue for the 2009 period, included Actividades de Construccion y Servicios, Air France, Axiones, Exelon, IBM, O’B Inc., Otsuka Pharmaceutical, Ripplewood Holdings, St. Gobain and Société Nationale d’Investissement.

Financial Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings and advice on complex on- and off-balance sheet assignments, such as retiree health care obligations. Financial Restructuring revenue during the 2009 period increased significantly as compared to the 2008 period due to the significant increases in defaults and in-court and out-of-court restructurings. Notable assignments completed in the first quarter of 2009 included CIFG Holding, Lee Enterprises, Reliant Energy, LAW and Wellman. Recently announced Financial Restructuring assignments that we are currently involved with include in-court Chapter 11 bankruptcies and restructuring and debt advisory assignments relating to major industry groups such as Professional and Financial Services, Real Estate and Property Development, Technology and Media, Gaming, Entertainment and Hospitality, among others.

The decrease in Corporate Finance and Other net revenue reflected decreases in the value of fund closings by our Private Fund Advisory Group, private placements by our Capital Markets Group and declines in Equity Capital Markets transactions, all of which have been negatively impacted by the continued deterioration of the financial markets during the first three months of 2009. Equity Capital Markets transaction assignments in the first quarter of 2009 included advising Mead Johnson on its initial public offering and Geron and Progress Energy on follow-on capital raising transactions. In addition, we advised CommScope, Pier I and Oscient Pharmaceuticals on various debt restructuring transactions and our Alternative Capital Finance Group served as a placement agent on a Registered Direct (“RD”) Offering for Ariad Pharmaceuticals.

Operating expenses for the three month period ended March 31, 2009 increased $3 million, or 2%, as compared to the 2008 period, primarily due to increases related to the amortization of an increased amount of RSUs and deferred cash awards, which were partially offset by lower non-compensation expense for travel and other business development expenses and lower recruiting fees and support group charges.

Financial Advisory operating loss for the first three months of 2009 was $15 million, a decrease of $52 million as compared to the 2008 period. Operating loss represented (9)% of segment net revenues for the 2009 period, as compared to 18% in the 2008 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	March 31, 2009	December 31, 2008
	($ in millions)
AUM:
International Equities	$20,403	$25,000
Global Equities	30,041	31,553
U.S. Equities	11,329	13,177

Total Equities	61,773	69,730

European and International Fixed Income	11,481	12,690
Global Fixed Income	1,297	1,183
U.S. Fixed Income	2,040	1,951

Total Fixed Income	14,818	15,824

Alternative Investments	2,805	3,196
Private Equity (a)	1,512	1,579
Cash Management	176	780

Total AUM	$81,084	$91,109

(a)	Includes $1.2 billion as of both March 31, 2009 and December 31, 2008 held by an investment company for which Lazard may earn carried interest.

Average AUM for the three month periods ended March 31, 2009 and 2008 is set forth below. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Three Months Ended March 31,
	2009	2008
	($ in millions)
Average AUM	$86,097	$137,803

Total AUM at March 31, 2009 decreased $10 billion, or 11%, as compared to that at December 31, 2008, with average AUM for the three month period ended March 31, 2009 decreasing $52 billion, or 38%, as compared to the average AUM for the corresponding 2008 period. International, Global and U.S. equities represented 25%, 37% and 14% of total AUM at March 31, 2009, respectively, versus 27%, 35% and 14% of total AUM at December 31, 2008, respectively.

As of both March 31, 2009 and 2008, approximately 86% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and 14% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

The following is a summary of changes in AUM for the three month periods ended March 31, 2009, and 2008.

	Three Months Ended March 31,
	2009	2008
	($ in millions)
AUM—Beginning of Period	$91,109	$141,413
Net Flows(a)	(2,447)	1,716
Market and Foreign Exchange Depreciation	(7,578)	(8,936)

AUM—End of Period	$81,084	$134,193

(a)	Includes inflows of $3,547 and $7,778 and outflows of $5,994 and $6,062 for the three month periods ended March 31, 2009 and 2008, respectively.

Inflows during the three month period ended March 31, 2009 occurred primarily in Emerging Markets and Japanese Equity products due to contributions to existing accounts as well as new accounts gained. Outflows occurred most significantly in European and International Fixed Income, European Equity and U.S. Small Cap Equity products due to withdrawals from existing accounts and accounts lost.

Consistent with the industry as a whole, we experienced continued market depreciation in the first quarter of 2009, including the impact of the strengthening U.S. dollar versus foreign currencies, with these factors being the principal contributors to the decrease in AUM. As of March 31, 2009, funds denominated in foreign currencies represented approximately 45% of total AUM. Foreign denominated AUM declines in value with the strengthening of the U.S. dollar and increases in value as the U.S. dollar weakens. Equity products experienced the most significant decrease, which approximated 9%, with such decrease slightly better than the global market indices previously described.

The following table summarizes the operating results of the Asset Management segment for the three month periods ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	($ in thousands)
Management Fees	$93,500	$158,009
Incentive Fees	5,435	—
Other Income	3,658	10,275

Sub-total	102,593	168,284
LAM GP-Related Loss	(1,070)	(3,253)

Net Revenue	101,523	165,031
Operating Expenses (a)	90,440	114,643

Operating Income	11,083	50,388
Add (Deduct):
LAM GP-Related Loss	1,070	3,253

Operating Income, excluding LAM GP-Related Loss	$12,153	$53,641

Operating Income, as a Percentage of Net Revenue	11%	31%

Operating Income, as a Percentage of Net Revenue, excluding LAM GP-Related Loss (b)	12%	32%

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(b)	Management also evaluates the results of Asset Management based on operating income excluding the LAM GP-related loss since such LAM GP-related amounts are directly offset by a credit to noncontrolling interests, which is not a credit to operating income.

	As of March 31,
	2009	2008
Headcount(a):
Managing Directors	56	55
Limited Managing Directors	—	1
Other Employees:
Business segment professionals	300	337
All other professionals and support staff functions	275	372

Total	631	765

(a)	Excludes headcount related to indirect support functions, with such headcount being included in the Corporate segment.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms:

	Three Months Ended March 31,
	2009	2008
United States	51%	53%
Europe	37	36
Rest of World	12	11

Total	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended March 31, 2009 versus March 31, 2008

Asset Management net revenue in the three month period ended March 31, 2009 declined $64 million, or 38%, as compared to the corresponding period in 2008. Management fees for the 2009 period decreased $65 million, or 41%, as compared to the 2008 period driven by a 38% decrease in average AUM due largely to the declining equity markets as well as the impact of a change in the mix of investment products and levels of management fees on certain products. Incentive fees were $5 million in the 2009 period, all of which are attributed to traditional long-only investment strategies. There were no incentive fees in the first quarter of 2008. Other income decreased $4 million, or 63%, as compared to 2008, principally as a result of lower interest income.

Operating expenses for the 2009 period decreased by $24 million, or 21%, as compared to the 2008 period, due to decreased compensation related to lower headcount, and declines in business development expenses for travel and market related data and support group charges.

Asset Management had operating income of $11 million for the three month period ended March 31, 2009, a decline of $39 million, or 78%, as compared the 2008 period. Excluding the impact of LAM GP-related loss, operating income in the 2009 period was $12 million, or 12% of segment net revenue excluding such item, as compared to $54 million, or 32%, for the corresponding period in 2008.

Corporate

The following table summarizes the results of the Corporate segment:

	Three Months Ended March 31,
	2009	2008
	($ in thousands)
Interest Income	$6,592	$15,399
Interest Expense	(27,935)	(38,528)

Net Interest (Expense)	(21,343)	(23,129)
Other Revenue	4,710	(46,657)

Net Revenue (Expense)	(16,633)	(69,786)
Operating Expenses (including restructuring expense of $62,550 in the 2009 period)	70,714	308

Operating Loss	$(87,347)	$(70,094)

	As of March 31,
	2009	2008

Headcount (a):
Managing Directors	8	8
Limited Managing Directors	—	—
Other Employees:
Business segment professionals	8	8
All other professionals and support staff	618	637

Total	634	653

(a)	Includes headcount related to support functions.

Corporate Results of Operations

Three Months Ended March 31, 2009 versus March 31, 2008

Net interest expense in the three month period ended March 31, 2009 decreased $2 million, or 8%, as compared to the corresponding period in 2008. Lower interest income in the 2009 period of $9 million was due to lower average cash balances and a lower interest rate environment. Average cash decreased as a result of the share repurchases of Lazard Ltd’s Class A common stock (“Class A common stock”) as well as the repurchase of a portion of the Company’s outstanding 6.85% and 7.125% senior notes. Interest expense in the 2009 period decreased $11 million, principally as a result of the reduction in interest expense related to the Company’s May 2008 purchase of $437 million aggregate principal amount of its 6.12% senior notes in connection with the remarketing of such notes and by the above-mentioned repurchases of senior notes, as well as lower interest paid on LFB’s customer deposits.

Other revenue in the 2009 period increased by $51 million as compared to the prior year period. Other income in the 2008 period was negatively impacted by aggregate investment related losses of $57 million in our bank’s corporate debt portfolio (redesignated as available-for-sale effective July 1, 2008), and the Company’s net investment in corporate equities to seed Asset Management products. With respect to the latter, during the 2009 period, the Company had in place a hedging strategy to minimize its risks associated with volatility in the equity markets.

Operating expenses for the 2009 period increased by $70 million, compared to the 2008 period principally due to the restructuring expense of $63 million.

Cash Flows

The Company’s cash flows are influenced by the timing of the receipt of Financial Advisory and Asset Management fees, the timing of distributions to members and payments of incentive compensation to managing directors and employees. M&A, Strategic Advisory and Asset Management fees are generally collected within 60 days of billing, while restructuring fee collections may extend beyond 60 days, particularly those that involve bankruptcies with court-ordered holdbacks. Fees from our private fund advisory activities are generally collected over a four-year period from billing and typically include an interest component.

Lazard Group traditionally pays a significant portion of its incentive compensation during the first four months of each calendar year with respect to the prior year’s results.

Summary of Cash Flows:

	Three Months Ended March 31,
	2009	2008
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income (loss)	$(86.4)	$13.5
Noncash charges (a)	96.9	64.2
Other operating activities (b)	(17.1)	(146.0)

Net cash used by operating activities	(6.6)	(68.3)

Investing activities (c)	(6.2)	(136.3)
Financing activities (d)	(93.1)	(132.3)
Effect of exchange rate changes	(5.5)	(1.1)

Net Decrease in Cash and Cash Equivalents	(111.4)	(338.0)
Cash and Cash Equivalents:
Beginning of Period	907.3	1,000.6

End of Period	$795.9	$662.6

(a)	Consists of the following:

Depreciation and amortization of property and intangibles	$6.0	$6.4
Amortization of deferred expenses, stock units and interest rate hedge	91.2	57.8
Gain on extinguishment of debt	(0.3)	—

	$96.9	$64.2

(b)	Includes net changes in operating assets and liabilities relating to increases and decreases between periods in both the “deposits and other payables” and “receivables-net” captions on the Statements of Cash Flows and relate primarily to activities of LFB. Included within the “receivables-net” caption on the Statements of Cash Flows are amounts related to LFB’s short-term inter-bank deposits, which represent substantially all of the separately identified amount recorded as “receivables-net: banks” on the Company’s Statements of Financial Condition. The level of these inter-bank deposits is primarily driven by the level of LFB customer-related interest-bearing time and demand deposits and short-term inter-bank deposits held at LFB, which can fluctuate significantly on a daily basis. As the amount of deposits change, there is generally a corresponding, but indirect, impact on the level of short-term inter-bank deposits.
(c)	Principally relates to the acquisition of our equity method investment in Sapphire Industrials Corp. (“Sapphire”) (see Note 9 of Notes to Condensed Consolidated Financial Statements), purchases of “available-for-sale” securities by LFB and our equity method investment in Merchant Bankers Asociados.
(d)	Primarily includes distributions to members and noncontrolling interest holders, repurchases of common membership interests from LAZ-MD Holdings and shares of Class A common stock and activity related to borrowings, including, as well as the repurchase of a portion of the Company’s outstanding senior notes.

Liquidity and Capital Resources

The Company’s liquidity and capital resources are derived from operating activities, financing agreements and equity offerings.

Operating Activities

Net revenue, operating income (loss) and cash receipts fluctuate significantly between quarters. In the case of Financial Advisory, fee receipts are principally dependent upon the successful completion of client transactions, the occurrence and timing of which is irregular and not subject to Lazard’s control. In the case of Asset Management, incentive fees earned on AUM are generally not earned until the end of the applicable measurement period, which is generally the fourth quarter of Lazard’s fiscal year, with the respective receivable collected in the first quarter of the following year.

Liquidity is significantly impacted by incentive compensation payments, a significant portion of which historically have been made during the first four months of the year. As a consequence, cash on hand generally declines in the beginning of the year and gradually builds over the remainder of the year. We also pay certain tax advances during the year on behalf of our managing directors, which serve to reduce their respective incentive compensation payments. We expect this seasonal pattern of cash flow to continue. In addition, a portion of the February 2009 incentive compensation awards contains a deferred cash component, which is payable over the four-year period ending February 2013, subject to the employee meeting applicable vesting requirements, with a significant payment due to be made in November 2009. See Notes 10 and 11 of Notes to Condensed Consolidated Financial Statements.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. At March 31, 2009, Lazard had $847 million of cash and liquid securities, including $51 million of temporary seed investments in marketable equity securities and public and private asset management funds. We maintain lines of credit in excess of anticipated liquidity requirements. As of March 31, 2009, Lazard had approximately $212 million in unused lines of credit available to it, including a $150 million senior revolving credit facility with a group of lenders that expires in May, 2010 (the “Credit Facility”) and $41 million of unused lines of credit available to LFB. In addition, LFB has access to the liquidity facilities of the Banque de France.

Financing

Over the past several years, Lazard has entered into several financing agreements designed to strengthen both its capital base and liquidity. Each of these agreements is discussed in more detail in our consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K. The table below sets forth our corporate indebtedness as of March 31, 2009 and December 31, 2008.

	Maturity Date	As of March 31, 2009	As of December 31, 2008	Increase (Decrease)

		($ in millions)
Senior Debt:
7.125%(a)	2015	$538.5	$538.5	$—
6.85%(a)	2017	548.4	549.3	(0.9)
Subordinated Debt:
3.25%(b)	2016	150.0	150.0	—

Total Senior and Subordinated Debt		$1,236.9	$1,237.8	$(0.9)

(a)	During the first quarter of 2009, the Company repurchased $0.9 million principal amount of its 6.85% senior notes due in 2017, and recognized an aggregate gain of $0.3 million in “revenue-other”.
(b)	Convertible into shares of Class A common stock at an effective conversion price of $57 per share. One third in principal amount became convertible on and after July 1, 2008, and an additional one third in principal amount will be convertible on and after July 1, 2009 and on and after July 1, 2010, with no principal amounts convertible after June 30, 2011.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, along with the use of our credit lines described above as needed, should be sufficient for us to fund our current obligations for the next 12 months and beyond.

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is owing to the lending bank group, the Credit Facility includes financial condition covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended March 31, 2009, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.99 to 1.00 and its Consolidated Interest Coverage Ratio being 9.97 to 1.00. Notwithstanding such compliance, no amounts were outstanding under the Credit Facility as of March 31, 2009.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes, as well as its $150 Million Subordinated Convertible Note, contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At March 31, 2009, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior and subordinated debt.

Members’ Equity

At March 31, 2009, total members’ equity was $14 million as compared to $126 million at December 31, 2008, including $14 million and $21 million of noncontrolling interests at the respective dates. The decrease in members’ equity of $112 million in the three month period ended March 31, 2009 was principally due to a net loss of $86 million, reductions in AOCI of $29 million, distributions to members and noncontrolling interests of $84 million and purchases of Class A common stock of $6 million, partially offset by the current period amortization of RSUs and deferred stock units amounting to $89 million. The reductions in AOCI described above are due primarily to (i) net negative foreign currency translation adjustments of $20 million and (ii) net markdowns of $9 million related to securities designated as “available-for-sale.”

During the first quarter of 2009, the Company repurchased 267,419 shares of Class A common stock for an aggregate cost of approximately $6 million, resulting in its remaining share repurchase authorization at March 31, 2009 being approximately $121 million (see Note 10 of Notes to Condensed Consolidated Financial Statements for information regarding the share repurchase program).

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of March 31, 2009:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior and subordinated debt (including interest) (a)	$1,842,082	$80,805	$161,610	$161,610	$1,438,057
Operating leases (exclusive of $42,906 of sublease income) (b)	426,726	64,237	106,276	61,499	194,714
LAM Merger cash consideration (c)	90,348	—	90,348	—	—
Capital leases (including interest)	32,510	4,420	6,540	5,715	15,835
Private equity funding commitments (b)	20,261	19,728	533	—	—
Deferred cash incentive compensation, including interest (d)	161,094	51,895	77,269	31,930	—

Total (e)	$2,573,021	$221,085	$442,576	$260,754	$1,648,606

(a)	See Note 8 of Notes to Condensed Consolidated Financial Statements.
(b)	See Note 9 of Notes to Condensed Consolidated Financial Statements.
(c)	See Note 5 of Notes to Condensed Consolidated Financial Statements.
(d)	See Note 11 of Notes to Condensed Consolidated Financial Statements.
(e)	The table above excludes contingent obligations and any possible payments for uncertain tax positions given the inability to estimate the timing of the latter payments. See Notes 9, 12 and 14 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, employee benefit plans and Lazard’s uncertain tax positions.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our consolidated financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of Lazard’s condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Lazard evaluates its estimates, including those related to revenue recognition, compensation liabilities, income taxes, investing activities and goodwill. Lazard bases these estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Lazard believes that the critical accounting policies set forth below comprise the most significant estimates and judgments used in the preparation of its condensed consolidated financial statements.

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

At March 31, 2009 and December 31, 2008, the Company had approximately $11 million and $18 million, respectively, of receivables past due, and its allowance for doubtful accounts was $11 million and $16 million, respectively.

Income Taxes

As part of the process of preparing its consolidated financial statements, Lazard is required to estimate its income taxes in each of the jurisdictions in which it operates. This process requires Lazard to estimate its actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense, unrealized gains or losses on investments and depreciation. These temporary differences result in deferred tax assets and liabilities, which are included within Lazard’s consolidated statements of financial condition. Significant management judgment is required in determining Lazard’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, valuation allowances are established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by the

Company in making this assessment. If actual results differ from these estimates or Lazard adjusts these estimates in future periods, Lazard may need to adjust its valuation allowance, which could materially impact Lazard’s condensed consolidated financial position and results of operations.

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) which clarifies the more likely than not criteria included in FASB Statement No. 109, “Accounting for Income Taxes”, that must be met prior to recognition of the financial statement benefit of a tax position taken or expected to be taken in a tax return. FIN No. 48 also requires the recognition of a liability for differences between tax positions taken in a tax return and amounts recognized in the financial statements. Management applies the more likely than not criteria included in FIN No. 48 when estimating its income taxes in each of the jurisdictions in which it operates.

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

These investments are carried at fair value on the condensed consolidated statements of financial condition, with any increases or decreases in fair value reflected (i) in earnings, to the extent held by our broker-dealer subsidiaries or when designated as “trading” securities under SFAS No. 115, within our non broker-dealer subsidiaries, and (ii) in AOCI, to the extent designated as “available-for-sale” securities under SFAS No. 115 until such time they are realized and reclassified to earnings. Any declines in the fair value of “available-for-sale” securities that are determined to be other than temporary are charged to earnings. As described in Note 6 of Notes to Consolidated Financial Statements in our Form 10-K, effective July 1, 2008, as permitted under SFAS No. 115, certain debt securities held by LFB, which were previously designated as “trading” securities, were re-designated as “available-for-sale” securities.

Gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income or AOCI and therefore subject Lazard to market and credit risk.

At March 31, 2009, $380 million, or 79%, of the $481 million of investments (excluding equity method investments and net of securities sold not yet purchased of $2 million) represented (i) investments in debt securities typically held long-term by LFB as part of its asset-liability management program and (ii) Corporate investments in equities that principally represent investments in marketable equity securities of large-, mid- and small-cap domestic, international and global companies to seed new Asset Management products, including investments in public and private asset management funds managed both by LAM and third party asset managers that, in the aggregate, subject Lazard to market or credit risk. These investment portfolios are monitored daily by management.

Included in the amount above was $296 million of debt securities (representing approximately 78% of investments subject to market risk) that primarily consist of fixed and floating rate European corporate bonds and French government debt securities. At March 31, 2009, of the $296 million of debt securities, 35%, 28%, 15%, 11% and 11% of such debt securities were invested in the financial, industrial, consumer, government and other sectors, respectively. Approximately 92% of the corporate bonds held investment grade ratings at March 31, 2009. At March 31, 2009, there was approximately $77 million of pre-tax unrealized losses included in AOCI related to our bank’s investments in corporate bonds.

At March 31, 2009, of the $51 million in equities, 49% represents the Company’s investment in marketable equity securities, of which 17%, 30%, 8%, 7% and 38% were invested in the financial, consumer, industrial, communications and other sectors, respectively. Asset management fund investments represent the remaining 51% of total equities. The Company’s asset management fund investments are diversified and may incorporate particular strategies; however, there are no investments in funds with single sector specific strategies.

The remaining 21% of the $481 million of investments at March 31, 2009 represent private equity investments that are generally not subject to short-term market fluctuations and interests in LAM alternative asset management funds principally representing GP interests in LAM-managed hedge funds which do not subject Lazard to market or credit risk. The fair value of such interests reflects the pro rata value of the ownership of the underlying securities in the funds. Such funds are broadly diversified and may incorporate particular strategies; however, there are no investments in funds with a single sector specific strategy. Approximately $14 million at March 31, 2009 of the GP interests represent interests held directly by certain of our LAM managing directors or employees of the Company, and, as such, are deemed to be controlled by, and therefore consolidated by, the Company. Pursuant to SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”), the applicable noncontrolling interests are presented within “stockholders’ equity” on the condensed consolidated statements of financial condition.

Private Equity investments represent approximately 3.6% of total assets at March 31, 2009 and are comprised of investments in private equity funds and direct private equity interests. Private equity investments primarily include (i) a mezzanine fund, which invests in small- and mid-cap buy-out funds and small- and mid-cap European companies; (ii) Corporate Partners II Limited, a private equity fund targeting significant noncontrolling investments in established public and private companies; and (iii) Lazard Senior Housing Partners LP, which acquires companies and assets in the senior housing, extended-stay hotel and shopping center sectors.

At December 31, 2008, $433 million, or 81%, of the approximate $537 million of investments (excluding equity method investments and net of securities sold, not yet purchased of $7 million) represented (i) investments in debt securities held by LFB, (ii) Corporate investments in equities that principally represent investments in marketable equity securities of large-, mid- and small-cap domestic, international and global companies to seed new Asset Management products, including investments in public and private asset management funds managed both by LAM and third party asset managers, that, in the aggregate, subject Lazard to market or credit risk.

Included in the amount above was $333 million of debt securities (representing approximately 77% of investments subject to market risk) that primarily consist of fixed and floating rate European corporate bonds and French government debt securities. At December 31, 2008, of the $333 million of debt securities, 37%, 26%, 15%, 11% and 11% of such debt securities were invested in the financial, industrial, consumer, government and other sectors, respectively. Approximately 92% of the corporate bonds held investment grade ratings at December 31, 2008. At December 31, 2008, there was approximately $62 million of pre-tax unrealized losses included in AOCI related to our bank’s investments in corporate bonds.

At December 31, 2008, of the $71 million in equities, 53% represents the Company’s investment in marketable equity securities, of which 32%, 24%, 10%, 7% and 27% were invested in the consumer, financial, industrial, communications and other sectors, respectively. Asset management fund investments represent the remaining 47% of total equities. The Company’s asset management fund investments are diversified and may incorporate particular strategies; however, there are no investments in funds with single sector specific strategies.

The remaining 19% of the investments at December 31, 2008 represent private equity investments and interests in LAM alternative asset management funds as discussed above. Approximately $21 million at December 31, 2008 of the GP interests represents interests held directly by certain of our LAM managing directors or employees of the Company. Private Equity investments represent approximately 2.9% of total assets at December 31, 2008 and were comprised of investments in private equity funds and direct private equity interests as described above.

Investments in debt, equities and other investments, including equity method investments, at March 31, 2009 and December 31, 2008 aggregated $559 million and $620 million, respectively. The decrease of $61 million in the 2009 period includes net investment losses of $14 million, which is reflected in AOCI. The remaining decrease primarily relates to net sales of debt and equity securities and foreign currency translation adjustments, partially offset by an increase in our equity method investments.

On January 1, 2008, the Company adopted the required provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements about fair value measurements with respect to its financial assets and financial liabilities. Pursuant to SFAS No. 157, Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

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

Assets Under Management

AUM managed by LAM and LFG, which represents substantially all of the Company’s total AUM, principally consist of debt and equity instruments whose value is readily available based on quoted prices on a recognized exchange or by a broker. Accordingly, significant estimates and judgments are generally not involved in the calculation of the value of our AUM.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill has an indefinite life and is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, Lazard makes estimates and assumptions in order to determine the fair value of its assets and liabilities and to project future earnings using various valuation techniques. Lazard’s assumptions and estimates are used in projecting future earnings as part of the valuation, and actual results could differ from those estimates. See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information regarding goodwill.

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

Lazard is involved with various entities in the normal course of business that are VIEs and holds variable interests in such VIEs. Transactions associated with these entities primarily include investment management, real estate and private equity investments. Those VIEs for which Lazard was determined to be the primary beneficiary were consolidated in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”. Those VIEs included company-sponsored venture capital investment vehicles established in connection with Lazard’s compensation plans. In connection with the separation, Lazard Group transferred its general partnership interests in those VIEs to a subsidiary of LFCM Holdings. Lazard Group has determined that it is no longer the primary beneficiary with respect to those VIEs and, as a result, the Company no longer consolidates such VIEs.

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

At March 31, 2009 and December 31, 2008, derivative contracts related primarily to interest rate swaps and equity and foreign currency exchange rate contracts and are recorded at fair value. Derivative assets amounted to $3 million and $5 million at March 31, 2009 and December 31, 2008, respectively, with derivative liabilities amounting to $30 million and $44 million, at such respective dates. The decrease in derivative liabilities at March 31, 2009 as compared to December 31, 2008 related to the Company’s equity and foreign currency exchange contracts, partially offset by an increase in amounts pertaining to interest rate hedging activities.

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

The primary market risks associated with LFB’s securities portfolio, foreign currency exchange hedging and lending activities are sensitivity to changes in the general level of credit spreads and interest rate and foreign exchange risk. The risk management strategies that we employ use various risk sensitivity metrics to measure such risks and to examine behavior under significant adverse market conditions, such as those we are currently experiencing. The following sensitivity metrics provide the resultant effects on the Company’s operating income (loss) for the three month period ended March 31, 2009:

•	LFB’s credit spread risk, as measured by a 100+/– basis point change in credit spreads, totaled $(13) million and $14 million, respectively.

•	LFB’s interest rate risk as measured by a 100+/– basis point change in interest rates, totaled approximately $40 thousand.

•	Foreign currency risk associated with LFB’s open positions, in the aggregate, as measured by a 200+/– basis point change against the U.S. dollar, totaled approximately $8 thousand.

LFB fully secures its collateralized financing transactions with fixed income securities.

Risks Related to Receivables

We maintain an allowance for bad debts to provide coverage for probable losses from our fee and customer receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where we determine the receivables are impaired. At March 31, 2009, total receivables amounted to $457 million, net of an allowance for bad debts of $11 million. As of that date, inter-bank deposits, financial advisory and asset management fee, customer and related party receivables comprised 4%, 63%, 19% and 14% of total receivables, respectively. At December 31, 2008, total receivables amounted to $769 million, net of an allowance for bad debts of $16 million. As of that date, inter-bank deposits, financial advisory and asset management fee, customer and related party receivables comprised 30%, 51%, 10% and 9% of total receivables, respectively. See also “—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

Receivables from banks represent those related to LFB’s short-term inter-bank deposits. The level of these inter-bank deposits is primarily driven by the level of LFB customer-related interest-bearing time and demand deposits and short-term inter-bank deposits from banks held at LFB, which can fluctuate significantly on a daily basis. As the amount of deposits held at LFB changes, there is generally a corresponding, but indirect, impact on the level of short-term inter-bank deposits with banks. While historically the risk of loss associated with such inter-bank deposits was extremely low, with the unprecedented disruption and volatility in the financial markets beginning during 2008, a number of financial institutions have disclosed liquidity and credit quality issues. LFB executes such deposit agreements with leading French financial institutions and the Company closely monitors the creditworthiness of such counterparties to minimize its exposure to loss in such market conditions. Based on its review of its receivables from banks at March 31, 2009 and December 31, 2008, LFB has determined that an allowance for doubtful accounts related to such receivables from banks was not required.

Customers and other receivables at March 31, 2009 and December 31, 2008 include a $11.3 million and $16.4 million receivable, respectively, pertaining to a receivable from the Reserve Primary Fund (the “Primary Fund”), a money market fund based in New York that is engaged in the liquidation of its assets for distribution to investors under the supervision of the SEC. In September 2008, the Primary Fund, which held certain securities issued by Lehman Brothers Holdings, Inc., temporarily suspended the payment of redemption proceeds to investors. Through March 31, 2009, the Company had recovered partial distributions from the Primary Fund aggregating $66.4 million of its $77.7 million investments in the Primary Fund as of September 15, 2008, and, in April 2009, the Company received additional payments from the Primary Fund aggregating approximately $3.5 million. Following the events of September 2008, various investors in the Primary Fund commenced litigations against the Primary Fund, certain officers and trustees of the Primary Fund and certain related entities. On February 26, 2009, the Primary Fund announced that it would set aside a “special reserve” of $3.5 billion of its assets to cover damages and expenses claimed in actual and potential litigations against it by Primary Fund investors. The Company expects to receive an amount approximating the carrying value of its receivable relating to its investment in the Primary Fund, but it is possible that the process of liquidating the Primary Fund may ultimately result in some diminution in value of the Company’s investment position. The Company is closely monitoring the situation and reserving all of its rights.

Credit Concentration

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At March 31, 2009, LFB had no exposure to an individual counterparty that exceeded $32 million, in the aggregate, excluding deposits with inter-bank counterparties.

With respect to activities outside LFB, as of March 31, 2009, the Company’s largest individual counterparty exposure was a Financial Advisory-related fee receivable of $9 million.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s liabilities has fixed interest rates, while its cash and short-term investments generally have floating interest rates. Based on account balances as of March 31, 2009, Lazard estimates that operating income (loss) relating to cash and short-term investments and corporate indebtedness would change by approximately $8 million, on an annual basis, in the event interest rates were to increase or decrease by 1%.

As of March 31, 2009, the Company’s cash and cash equivalents totaled $796 million. Approximately 30% of this was invested in short-term interest earning accounts at a number of leading banks throughout the world, or short-term certificates of deposit from such banks. The remaining cash and cash equivalents were invested in highly liquid institutional money market funds, a significant majority of which were invested solely in U.S. government or agency securities, or in institutional money market funds that have announced that they are participating in the U.S. Treasury Department’s Temporary Guarantee Program for Money Market Funds. On a regular basis, management reviews and updates its list of approved depositor banks as well as deposit and investment thresholds.

Operational Risks

Operational risk is inherent in all our business and may, for example, manifest itself in the form of errors, breaches in the system of internal controls, business interruptions, fraud or legal actions due to operating deficiencies or noncompliance. The Company maintains a framework including policies and a system of internal controls designed to monitor and manage operational risk and provide management with timely and accurate information. Management within each of the operating companies is primarily responsible for its operational risk programs. The Company has in place business continuity and disaster recovery programs that manage its capabilities to provide services in the case of a disruption. We purchase insurance programs designed to protect the Company against accidental loss and losses, which may significantly affect our financial objectives, personnel, property or our ability to continue to meet our responsibilities to our various stakeholder groups.

Recent Accounting Developments

On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), the provisions of which are applicable on a prospective basis. SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and supersedes or amends other related authoritative literature although it retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree; (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) also requires the acquirer to expense, as incurred, costs relating to any acquisitions. The adoption of SFAS No. 141(R) on January 1, 2009 did not have any impact on the Company’s consolidated financial statements but may have an impact in the future to the extent the Company enters into a business combination.

On January 1, 2008, the Company adopted, on a prospective basis, the required provisions of SFAS No. 157, which, among other things, defined fair value, established a framework for measuring fair value and enhanced disclosure requirements about fair value measurements with respect to its financial assets and financial liabilities. On January 1, 2009, the Company adopted the remaining provisions of SFAS No. 157, as permitted by FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These nonfinancial items include, for example, reporting units required to be measured at fair value for annual goodwill impairment testing purposes and nonfinancial assets acquired and liabilities assumed in a business combination. Neither the partial adoption of the required provisions of SFAS No. 157 on January 1, 2008, nor the adoption of the remaining provisions of SFAS No. 157 on January 1, 2009, as permitted by FSP 157-2, had a material impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted SFAS No. 160, the presentation and disclosure requirements of which were required to be applied retrospectively. SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, it also changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to both the parent and the noncontrolling interest with separate disclosure of each component on the face of the consolidated income statement. It does not, however, impact the calculation of net income per share, as such calculation will continue to be based on amounts attributable to the parent.

On January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133” (“SFAS No. 161”), on a prospective basis. SFAS No. 161 amends SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities”, as amended (“SFAS No. 133”) to enhance the current disclosure framework in SFAS No. 133 for derivative instruments and hedging activities, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. See Note 4 of Notes to Condensed Consolidated Financial Statements for the additional disclosures provided pursuant to SFAS No. 161. The adoption of SFAS No. 161 did not materially impact the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”), which amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106”, to require more detailed disclosures about an employer’s plan assets, including an employer’s investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. The disclosures about plan assets required by FSP 132(R)-1 are required to be provided for fiscal years ending after December 15, 2009. Upon initial application, the provisions of FSP 132(R)-1 are not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of FSP 132(R)-1 is permitted. The adoption of FSP 132(R)-1 in 2009 will not materially impact the Company’s consolidated financial statements.

On April 1, 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141(R)-1”), which amends and clarifies SFAS No. 141(R), to amend the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP 141(R)-1 did not impact the Company’s consolidated financial statements but may have an impact in the future to the extent the Company enters into a business combination.

In April 2009, the FASB issued several FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of debt securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides additional guidance to determining fair values when there is no active market or when observable transactions or quoted prices represent distressed sales, and reaffirms that the objective of fair value measurement is to reflect the price at which an asset or liability would be sold or transferred in an orderly transaction (as opposed to a distressed or forced transaction) at market conditions prevailing at the date of the financial statements.

FSP FAS 107-1 and FSP APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1” and “FSP APB 28-1”, respectively), relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing these FSPs, fair values for these assets and liabilities were only disclosed once a year. FSP 107-1 and FSP APB 28-1 now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, are intended to bring greater consistency to the timing of impairment recognition and provide greater clarity about the credit and noncredit components of debt securities whose fair value is below amortized cost and that are not expected to be sold, and also require increased disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses.

The pronouncements described in the three paragraphs above are effective for interim and annual periods ending after June 15, 2009. The Company is currently assessing the impact of these FSPs on its consolidated financial statements.

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

No. 333-126751) filed on May 8, 2008).

10.4	Class B-1 and Class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

10.5	Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006, by and among LAZ-MD Holdings LLC, Lazard Ltd and certain members of LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 7, 2006).

10.6	First Amendment dated as of May 7, 2008, to the Amended and Restated Stockholders’ Agreement dated as of November 6, 2006, between LAZ- MD Holdings LLC and Lazard Ltd (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on May 9, 2008).

10.7	Employee Benefits Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8	Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9	License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company, LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co. Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.10	Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and Lazard Group LLC (incorporated by reference to Exhibit 10.7 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.11	Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.12	Amendment and Consent, dated February 9, 2009, to the Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on March 2, 2009).

10.13	Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.14	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.15	Lease with an Option to Purchase, dated as of July 11, 1990, by and between Sicomibail and Finabail and SCI du 121 Boulevard Hausmann (English translation) (incorporated by reference to Exhibit 10.20 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.16	Occupational Lease, dated as of August 9, 2002, Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.17*	Lazard Ltd’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.18*	Lazard Ltd’s 2008 Incentive Compensation Plan (incorporated by reference to Annex B to Lazard Ltd’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.19*	Lazard Ltd’s 2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.20*	Amended and Restated Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of January 29, 2008, by and among Lazard Ltd, Lazard Group LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.1 to Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on February 1, 2008).

10.21*	Agreement Relating to Reorganization of Lazard, dated as of May 10, 2005, by and among Lazard LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.24 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.22*	Amended and Restated Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 7, 2008, by and among Lazard Ltd, Lazard Group LLC and Steven J. Golub (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report (File No. 333-126751) on Form 8-K filed on May 8, 2008).

10.23*	Amendment No. 1, dated as of February 26, 2009, to the Amended and Restated Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 7, 2008, by and among Lazard Ltd, Lazard Group LLC and Steven J. Golub (incorporated by reference to Exhibit 10.23 to Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on March 2, 2009).

10.24*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for, each of Michael J. Castellano, Scott D. Hoffman and Charles G. Ward III (incorporated by reference to Exhibit 10.26 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.25*	Form of First Amendment dated as of May 7, 2008, to Agreement Relating to Retention and Noncompetition and Other Covenants dated as of May 4, 2005, for each of Michael J. Castellano, Scott D. Hoffman and Charles G. Ward, III (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 8, 2008).

10.26*

Second Amendment, dated as of February 26, 2009, to Agreement Relating to Retention and Noncompetition and Other Covenants dated as of May 4, 2005 (as amended from time to time), for Michael J. Castellano (incorporated by reference to Exhibit 10.26 to Registrant’s Annual Report (File

No. 333-126751) on Form 10-K filed on March 2, 2009).

10.27*

Form of Agreements Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on

Form S-1/A filed on April 11, 2005).

10.28*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004 by and between Lazard Group LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on March 2, 2009).

10.29*	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.30*	Acknowledgement Letter, dated as of November 6, 2006, from Lazard Group LLC to certain managing directors of Lazard Group LLC modifying the terms of the retention agreements of persons party to the Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 7, 2006).

10.31	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.32	Registration Rights Agreement, dated as of May 10, 2005 by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.33	Letter Agreement, dated as of May 10, 2005, with Bruce Wasserstein family trusts (incorporated by reference to Exhibit 10.31 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.34	Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.32 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.35	First Amendment, dated as of March 28, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q (File No. 333-126751) filed on May 11, 2006).

10.36	Second Amendment, dated as of May 17, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.37	Third Amendment, dated as of June 18, 2007, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on June 22, 2007).

10.38*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.39*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.40*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.41*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.41 to Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on March 2, 2009).

10.42*	Form of Agreement evidencing a grant of Deferred Cash Awards to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.42 to Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on March 2, 2009).

10.43	Termination Agreement, dated as of March 31, 2006, by and among Banca Intesa S.p.A., Lazard Group LLC, and Lazard & Co. S.r.l. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on April 4, 2006).

10.44	Amended and Restated $150 Million Subordinated Convertible Promissory Note due 2018, issued by Lazard Funding LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.45	Amended and Restated Guaranty of Lazard Group LLC to Banca Intesa S.p.A., dated as of May 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.46*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q (File No. 333-126751) filed on May 11, 2006).

10.47*	First Amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K (File No. 333-126751) filed on March 1, 2007).

10.48	Agreement and Plan of Merger, dated as of August 14, 2008, by and among Lazard Ltd, LAZ Sub I, Lazard Asset Management LLC, and Lazard Asset Management Limited (incorporated by reference to Exhibit 2.1 to Lazard Ltd’s Current Report on Form 8-K (file No. 001-32492) filed on August 15, 2008).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Bruce Wasserstein.

31.2	Rule 13a-14(a) Certification of Michael J. Castellano.

32.1	Section 1350 Certification for Bruce Wasserstein.

32.2	Section 1350 Certification for Michael J. Castellano.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2009

LAZARD GROUP LLC

By:	/s/ Bruce Wasserstein
Name: Bruce Wasserstein Title: Chairman and Chief Executive Officer

By:	/s/ Michael J. Castellano
Name: Michael J. Castellano Title: Chief Financial Officer