Form 10-Q
period 2009-09-30
Lazard Group LLC
filed 2009-10-30
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 29, 2009, in addition to profit participation interests, there were 123,686,338 common membership interests and two managing member interests outstanding.

When we use the terms “Lazard Group”, “Lazard”, “we”, “us”, “our”, and “the Company”, we mean Lazard Group LLC (formerly named Lazard LLC), a Delaware limited liability company, that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock are publicly traded on the New York Stock Exchange under the Symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd has no material assets other than indirect ownership as of September 30, 2009 of approximately 74.5% of the common membership interests in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries who are co-managing members of Lazard Group.

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

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

(UNAUDITED)

(dollars in thousands)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$679,272	$907,278
Cash deposited with clearing organizations and other segregated cash	19,678	14,583

Receivables—net:
Banks	7,104	229,092
Fees	400,570	391,251
Customers and other	109,807	81,806
Related parties	148,279	66,491

	665,760	768,640
Investments:
Debt:
U.S. Government and agencies (includes $126,369 of securities at amortized cost at September 30, 2009)	147,591	–
Other (includes $10,096 of securities at amortized cost at September 30, 2009)	336,837	333,070
Equities	80,269	71,105
Other	272,549	215,792

	837,246	619,967
Property (net of accumulated amortization and depreciation of $236,621 and $213,249 at September 30, 2009 and December 31, 2008, respectively)	170,917	171,443

Goodwill and other intangible assets (net of accumulated amortization of $4,870 and $2,150 at September 30, 2009 and December 31, 2008, respectively)	311,705	175,144
Other assets	208,320	228,527

Total assets	$2,892,898	$2,885,582

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

(UNAUDITED)

(dollars in thousands)

	September 30, 2009	December 31, 2008
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$286,580	$541,784
Accrued compensation and benefits	191,947	203,750
Senior debt	1,086,850	1,087,750
Capital lease obligations	25,905	26,825
Related party payables	246,349	263,975
Other liabilities	498,201	484,988
Subordinated debt	150,000	150,000

Total liabilities	2,485,832	2,759,072
Commitments and contingencies

MEMBERS’ EQUITY
Members’ equity (net of 10,330,199 and 9,376,162 shares of Lazard Ltd Class A common stock, at cost of $337,480 and $321,852 at September 30, 2009 and December 31, 2008, respectively)	313,564	227,036
Accumulated other comprehensive loss, net of tax	(30,661)	(121,407)

Total Lazard Group members’ equity	282,903	105,629
Noncontrolling interests	124,163	20,881

Total members’ equity	407,066	126,510

Total liabilities and members’ equity	$2,892,898	$2,885,582

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUE
Investment banking and other advisory fees	$252,538	$260,708	$650,327	$736,863
Money management fees	149,102	155,920	368,346	479,701
Interest income	9,661	23,743	25,770	66,833
Other	27,997	(755)	76,229	7,868

Total revenue	439,298	439,616	1,120,672	1,291,265
Interest expense	27,892	34,080	85,364	111,366

Net revenue	411,406	405,536	1,035,308	1,179,899

OPERATING EXPENSES
Compensation and benefits	250,912	432,771	693,718	906,351
Occupancy and equipment	23,690	22,864	63,766	74,635
Marketing and business development	14,070	18,368	43,309	64,040
Technology and information services	17,592	17,683	49,670	51,013
Professional services	11,550	15,727	30,555	44,035
Fund administration and outsourced services	10,272	8,569	26,075	21,712
Amortization of intangible assets related to acquisitions	2,032	507	2,720	4,252
Restructuring	–	–	62,550	–
Other	8,118	23,712	22,568	42,579

Total operating expenses	338,236	540,201	994,931	1,208,617

OPERATING INCOME (LOSS)	73,170	(134,665)	40,377	(28,718)

Provision for income taxes	21,286	4,884	29,951	23,276

NET INCOME (LOSS)	51,884	(139,549)	10,426	(51,994)

LESS - NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,030	(8,161)	1,218	(9,770)

NET INCOME (LOSS) ATTRIBUTABLE TO LAZARD GROUP	$49,854	$(131,388)	$9,208	$(42,224)

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

(dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,426	$(51,994)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash items included in net income (loss):
Depreciation and amortization of property	16,781	15,338
Amortization of deferred expenses, stock units and interest rate hedge	223,763	185,740
Amortization of intangible assets related to acquisitions	2,720	4,252
Gain on extinguishment of debt	(258)	–
(Increase) decrease in operating assets:
Cash deposited with clearing organizations and other segregated cash	(4,267)	13,989
Receivables-net	112,249	(148,407)
Investments	(40,830)	453,143
Other assets	13,385	(43,204)
Increase (decrease) in operating liabilities:
Deposits and other payables	(270,016)	170,735
Accrued compensation and benefits and other liabilities	(7,414)	(381,431)

Net cash provided by operating activities	56,539	218,161

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses in 2009, net of cash acquired of $23,280, and equity method investments	(22,500)	(74,855)
Additions to property	(8,579)	(12,444)
Disposals of property	896	470
Purchases of held-to-maturity securities	(135,950)	–
Purchases of available-for-sale securities	(3,399)	(146,959)
Proceeds from sales and maturities of available-for-sale securities	54,467	91,430

Net cash used in investing activities	(115,065)	(142,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Issuance of common membership interests	–	437,500
Other financing activities	56	7,592
Payments for:
Senior borrowings	(635)	(437,488)
Capital lease obligations	(2,084)	(2,317)
Distributions to noncontrolling interests	(7,165)	(7,017)
Repurchase of common membership interests from members of LAZ-MD Holdings	(13,285)	(2,559)
Purchase of Lazard Ltd Class A common stock	(50,479)	(209,353)
Distribution to members	(104,038)	(115,642)
Settlement of vested RSUs and DSUs	(12,291)	(3,881)
Other financing activities	(90)	(60)

Net cash used in financing activities	(190,011)	(333,225)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	20,531	(8,508)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(228,006)	(265,930)
CASH AND CASH EQUIVALENTS—January 1	907,278	1,000,573

CASH AND CASH EQUIVALENTS—September 30	$679,272	$734,643

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2009

(UNAUDITED)

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Loss, Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity
Balance - January 1, 2009(*)	$227,036	$(121,407)	$105,629	$20,881	$126,510

Comprehensive income (loss):
Net income	9,208		9,208	1,218	10,426
Other comprehensive income (loss) - net of tax:
Currency translation adjustments		64,522	64,522	1	64,523
Amortization of interest rate hedge		808	808		808
Available-for-sale securities:
Net unrealized gain		23,460	23,460	2	23,462
Adjustments for items reclassified to earnings		1,200	1,200		1,200
Employee benefit plans:
Net actuarial gain		1,129	1,129		1,129
Adjustments for items reclassified to earnings		(373)	(373)		(373)

Comprehensive income (loss)			99,954	1,221	101,175

Amortization of stock units	216,190		216,190		216,190
Acquisitions of and distributions to members and noncontrolling interests	(104,038)		(104,038)	102,061	(1,977)
Purchase of Lazard Ltd Class A common stock	(50,479)		(50,479)		(50,479)
Delivery of Lazard Ltd Class A common stock for settlement of vested RSUs	(12,291)		(12,291)		(12,291)
Repurchase of common membership interests from LAZ-MD Holdings	(13,285)		(13,285)		(13,285)
Common membership interests issued in connection with business acquisitions	32,384		32,384		32,384
Adjustments related to business acquisitions and related amortization	8,929		8,929		8,929
Other	(90)		(90)		(90)

Balance - September 30, 2009(*)	$313,564	$(30,661)	$282,903	$124,163	$407,066

(*)

Includes 122,233,664 and 123,686,338 common membership interests at January 1, 2009 and September 30, 2009, respectively. Also includes profit participation interests and two managing member interests at each such date.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008

(UNAUDITED)

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Loss, Net of Tax	Total Lazard Group Members’ Equity (Deficiency)	Noncontrolling Interests	Total Members’ Equity
Balance - January 1, 2008(*)	$(81,980)	$55,673	$(26,307)	$51,755	$25,448

Comprehensive income (loss):
Net loss	(42,224)		(42,224)	(9,770)	(51,994)
Other comprehensive income (loss) - net of tax:
Currency translation adjustments		(54,017)	(54,017)	(1)	(54,018)
Amortization of interest rate hedge		825	825		825
Available-for-sale securities:
Net unrealized loss		(15,619)	(15,619)	(1)	(15,620)
Adjustments for items reclassified to earnings		5	5		5
Employee benefit plans:
Net actuarial loss		93	93		93
Adjustments for items reclassified to earnings		(681)	(681)		(681)

Comprehensive income (loss)			(111,618)	(9,772)	(121,390)

Amortization of stock units	177,844		177,844		177,844
Distributions to members and noncontrolling interests	(115,642)		(115,642)	(7,017)	(122,659)
Purchase of Lazard Ltd Class A common stock	(209,353)		(209,353)		(209,353)
Delivery of Lazard Ltd Class A common stock for settlement of vested RSUs and DSUs	(3,881)		(3,881)		(3,881)
14,582,750 common membership interests issued in the settlement of the purchase contracts forming part of the ESUs	437,500		437,500		437,500
Repurchase of common membership interests from LAZ-MD Holdings	(2,559)		(2,559)		(2,559)
Common membership interests issued in connection with business acquisitions	18,622		18,622		18,622
Adjustments related to business acquisitions and related amortization	2,850		2,850		2,850
Other	299		299		299

Balance - September 30, 2008(*)	$181,476	$(13,721)	$167,755	$34,966	$202,721

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

Organization

The accompanying condensed consolidated financial statements are those of Lazard Group LLC and its subsidiaries (formerly known as Lazard LLC and collectively referred to with its subsidiaries as “Lazard Group” or the “Company”). Lazard Group is a Delaware limited liability company and is governed by an Operating Agreement dated as of May 10, 2005, as amended (the “Operating Agreement”).

Lazard Ltd, a Bermuda holding company, through its subsidiaries held approximately 74.5% and 62.4% of all outstanding Lazard Group common membership interests as of September 30, 2009 and December 31, 2008, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

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

LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by Lazard Group’s current and former managing directors, held approximately 25.5% and 37.6% of the outstanding Lazard Group common membership interests as of September 30, 2009 and December 31, 2008, respectively. Subject to certain limitations, LAZ-MD Holdings’ interests in Lazard Group are exchangeable for Lazard Ltd Class A common stock, par value $0.01 per share (“Class A common stock”).

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

Basis of Presentation

The accompanying condensed consolidated financial statements of Lazard Group have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Group’s annual

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”). The accompanying December 31, 2008 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that Lazard may undertake in the future, actual results may differ materially from the estimates. The consolidated results of operations for the three month and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Any material events or transactions that occurred subsequent to September 30, 2009 through the date of filing of this Quarterly Report on Form 10-Q were reviewed for purposes of determining whether any adjustments or additional disclosures were required to be made to the accompanying condensed consolidated financial statements.

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

The Company’s policy is to consolidate (i) entities in which it has a controlling financial interest, (ii) variable interest entities (“VIEs”) where the Company has a variable interest and is deemed to be the primary beneficiary and (iii) limited partnerships where the Company is the general partner, unless the presumption of control is overcome. When the Company does not have a controlling interest in an entity, but exerts significant influence over the entity’s operating and financial decisions, the Company applies the equity method of accounting in which it records in earnings its share of earnings or losses of the entity. All material intercompany transactions and balances have been eliminated.

Certain prior period amounts have been reclassified to conform to the manner of presentation in the current period, including those amounts pertaining to noncontrolling (minority) interests in subsidiaries as required by new accounting guidance issued by the Financial Accounting Standards Board (the “FASB”) (see Note 2 of Notes to Condensed Consolidated Financial Statements).

2.	RECENT ACCOUNTING DEVELOPMENTS

Fair Value Measurements - On January 1, 2008, the Company adopted, on a prospective basis, the required provisions of new accounting guidance issued by the FASB on fair value measurements, which, among other things, defined fair value, established a framework for measuring fair value and enhanced disclosure requirements about fair value measurements with respect to its financial assets and financial liabilities. On January 1, 2009, the Company adopted the remaining provisions of the new guidance issued, as permitted by an amendment which delayed the effective date of the new accounting guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These nonfinancial items included, for example, reporting units required to be measured at fair value for annual goodwill impairment testing purposes and nonfinancial assets acquired and

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

liabilities assumed in a business combination. Neither the adoption of the required provisions of the new guidance, nor the subsequent adoption of the remaining provisions of the new guidance as permitted by the amendment, had a material impact on the Company’s consolidated financial statements.

On April 1, 2009, the Company adopted, on a prospective basis, additional accounting guidance issued by the FASB on fair value measurements. The additional accounting guidance assists in the determination of fair value for securities or other financial assets when the volume and level of activity for such items have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis. The additional accounting guidance also assists in determining whether or not a transaction is orderly and whether or not a transaction or quoted price can be considered in the determination of fair value. Accordingly, the additional accounting guidance does not apply to quoted prices for identical assets or liabilities in active markets categorized as Level 1 in the fair value measurement hierarchy, and also requires that additional fair value disclosures be included on an interim basis. See Note 5 of Notes to Condensed Consolidated Financial Statements for the additional disclosures provided pursuant to the additional accounting guidance. The adoption of additional guidance regarding fair value measurements did not materially impact the Company’s consolidated financial statements.

Business Combinations - On January 1, 2009, the Company adopted, on a prospective basis, new accounting guidance issued by the FASB on business combinations. The new accounting guidance supersedes or amends other related authoritative literature although it retains the fundamental requirements that the acquisition method of accounting (previously referred to as the “purchase method”) be used for all business combinations and that an acquirer be identified for each business combination. The new guidance also establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree; (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. The new guidance also requires the acquirer to expense, as incurred, costs relating to any acquisitions. The adoption of the new accounting guidance did not have an impact on the Company’s consolidated financial statements. Prospectively, all acquisitions will conform to the new accounting guidance.

On April 1, 2009, the Company adopted amended accounting guidance issued by the FASB for business combinations. The amended guidance clarifies the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The adoption of the amended guidance did not materially impact the Company’s consolidated financial statements.

Noncontrolling Interests - On January 1, 2009, the Company adopted, on a retrospective basis, new presentation and disclosure requirements issued by the FASB with respect to noncontrolling interests in consolidated financial statements. Additional guidance was also issued to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. The new accounting guidance clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, the new guidance also changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to both the parent and the noncontrolling interests with separate disclosure of each component on the face of the consolidated income statement.

Derivative Instruments and Hedging Activities - On January 1, 2009, the Company adopted, on a prospective basis, new disclosure guidance issued by the FASB regarding derivative instruments and hedging activities. The new guidance enhances the current disclosure framework for derivative instruments and hedging

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

activities, including how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. See Note 6 of Notes to Condensed Consolidated Financial Statements for the additional disclosures provided pursuant to the new guidance. The adoption of the new disclosure guidance did not materially impact the Company’s consolidated financial statements.

Fair Value Estimates for Certain Financial Instruments - On April 1, 2009, the Company adopted, on a prospective basis, additional disclosure requirements issued by the FASB regarding the fair value of certain financial instruments. The additional disclosure requirements increase the frequency of qualitative and quantitative information about fair value estimates for all financial instruments not remeasured on the balance sheet at fair value by requiring this information on an interim basis. The adoption of the additional disclosure requirements did not have a material impact on the Company’s consolidated financial statements. See Note 10 of Notes to Condensed Consolidated Financial Statements.

Other-Than-Temporary Impairments of Debt Securities - On April 1, 2009, the Company adopted, on a prospective basis, new accounting guidance issued by the FASB with respect to the recognition and presentation of other-than-temporary impairments pertaining to debt securities. The new accounting guidance requires greater clarity about the credit and non-credit components of debt securities that are not expected to be sold and whose fair value is below amortized cost, and also requires increased disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. The adoption of the new accounting guidance did not have a material impact on the Company’s consolidated financial statements. See Note 4 of Notes to Condensed Consolidated Financial Statements.

Employers’ Postretirement Benefit Plans - In December 2008, the FASB amended its disclosure requirements with respect to employers’ postretirement benefit plan assets by requiring more detailed disclosures about an employer’s plan assets, including an employer’s investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. The disclosures about plan assets required by this amendment are required to be provided for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this amendment are not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of this amendment is permitted. We do not anticipate that the adoption of this amendment in 2009 will have a material impact on the Company’s consolidated financial statements.

VIEs - In June 2009, the FASB amended its guidance on VIEs. The amended guidance changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. It also requires a company to provide additional disclosures about its involvement with VIEs and any significant changes in risk exposure due to that involvement. The requirements of the amended accounting guidance are effective for interim and annual periods beginning after November 15, 2009 and early adoption is prohibited. The Company is currently assessing the impact the amended accounting guidance will have on its consolidated financial statements.

3.	RECEIVABLES—NET

Receivables—net is comprised of receivables from banks, fees, customers and other and related parties.

Receivables from banks represent those related to LFB’s short-term inter-bank deposits. The level of these inter-bank deposits is primarily driven by the level of LFB customer and bank-related interest-bearing time and

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

demand deposits, which can fluctuate significantly on a daily basis. As the amount of such deposits held at LFB changes, there is generally a corresponding, but indirect, impact on the level of short-term inter-bank deposits.

Customers and other receivables at September 30, 2009 and December 31, 2008 include $4,517 and $13,109, respectively, of loans by LFB to managing directors and employees in France that are made in the ordinary course of business at market terms and $7,797 and $16,444, respectively, pertaining to a receivable from the Reserve Primary Fund (the “Primary Fund”), a money market fund based in New York that is engaged in the liquidation of its assets for distribution to investors under the supervision of the SEC. In September 2008, the Primary Fund, which held certain securities issued by Lehman Brothers Holdings, Inc. (“LBI”), temporarily suspended the payment of redemption proceeds to investors. At September 15, 2008, the Company had $77,713 of investments in the Primary Fund. Through September 30, 2009, the Company had recovered partial distributions from the Primary Fund aggregating $69,916, and, on October 2, 2009, the Company received an additional distribution of $1,517. Following the events of September 2008, various investors in the Primary Fund commenced litigations against the Primary Fund, certain officers and trustees of the Primary Fund and certain related entities. On February 26, 2009, the Primary Fund announced that it would set aside a “special reserve” of $3.5 billion of its assets to cover damages and expenses claimed in actual and potential litigations against it by Primary Fund investors. On May 5, 2009, the SEC asked the Court overseeing the Reserve Fund-related litigation to enjoin the Primary Fund’s plan to set aside a special reserve and to compel the Primary Fund to make a pro rata distribution of its assets to the Fund’s remaining investors. On September 23, 2009, the Court held a hearing to consider the SEC’s proposal and the objections thereto. The Company expects to receive an amount approximating the carrying value of its receivable relating to its investment in the Primary Fund, but it is possible that the process of liquidating the Primary Fund may ultimately result in some diminution in value of the Company’s investment position. The Company is closely monitoring the situation and reserving all of its rights.

Receivables are stated net of an estimated allowance for doubtful accounts of $14,115 and $15,883 at September 30, 2009 and December 31, 2008, respectively, for past due amounts and for specific accounts deemed uncollectible. The Company recorded bad debt expense of $1,148 and $4,770 for the three month and nine month periods ended September 30, 2009, respectively, and $2,451 and $8,179 for the three month and nine month periods ended September 30, 2008, respectively. In addition, the Company recorded charge-offs, foreign currency translation and other adjustments, which resulted in a net decrease to the allowance for doubtful accounts of $2,043 and $6,538 for the three month and nine month periods ended September 30, 2009, respectively, and $1,341 and $1,728 for the three month and nine month periods ended September 30, 2008, respectively. At September 30, 2009 and December 31, 2008, the Company had $15,803 and $17,916, respectively, of receivables past due in excess of 180 days or deemed uncollectible.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

4.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased consist of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Debt:
U.S. Government and agencies	$147,591	$–
Non-U.S. Governments and agencies	43,723	36,396
Corporate	293,114	296,674

	484,428	333,070

Equities	80,269	71,105

Other:
Interest in LAM alternative asset management funds:
General Partner (“GP”) interests owned by Lazard	48,065	35,300
GP interests consolidated but not owned by Lazard	13,908	20,866
Private equity:
Private equity investments owned by Lazard	100,156	83,931
Private equity investments consolidated but not owned by Lazard	35,392	–
Equity method	75,028	75,695

	272,549	215,792

Total investments	837,246	619,967
Less:
Debt at amortized cost	136,465	–
Equity method investments	75,028	75,695

Investments, at fair value	$625,753	$544,272

Securities sold, not yet purchased (included in “other liabilities”)	$5,078	$6,975

Debt investments include U.S. Government and agency securities, as well as corporate and non-U.S. Government securities that are primarily held by LFB, which typically holds them long-term, as part of its asset-liability management program. Debt investments held by LFB primarily consists of fixed and floating rate European corporate and French government debt securities. Debt investments at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008

Trading securities:
U.S. Government and agencies	$21,222	$–
Non-U.S. Governments and agencies	33,627	36,396
Corporate	1,565	7,573

	56,414	43,969

Available-for-sale securities:
Corporate	291,549	289,101

Held-to-maturity securities:
U.S. Government and agencies	126,369	–
Non-U.S. Government and agencies	10,096	–

	136,465	–

Total debt securities	$484,428	$333,070

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Effective July 1, 2008, certain debt securities held by LFB with a carrying value of $236,999 on that date, which were previously designated as “trading” securities, were re-designated as “available-for-sale” securities. Such re-designation represented a non-cash transaction between “trading” and “available-for-sale” securities.

The fair value and amortized cost basis pertaining to debt securities classified as “available-for-sale” at September 30, 2009, by maturity date/first call date, are as follows:

Maturity Date/First Call Date	Fair Value	Amortized Cost Basis
Within one year	$75,888	$78,083
After 1 year through 5 years	138,623	146,890
After 5 years through 10 years	62,753	77,401
After 10 years	14,285	14,934

	$291,549	$317,308

Debt investments include corporate perpetual securities that are callable. Such securities are listed in the table above based on their respective call dates. All other “available-for-sale” securities are listed in the table based on their contractual maturities.

Debt securities classified as “available-for-sale” at September 30, 2009 that are in an unrealized loss position are as follows:

Securities in a Continuous Loss Position for Less than 12 Months		Securities in a Continuous Loss Position for 12 Months or Longer
Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
$13,258	$83	$196,104	$26,988

The unrealized loss for securities in a continuous loss position for 12 months or longer has been reduced by an other-than-temporary impairment charge of $528 and $1,444 recognized in “other-revenue” on the condensed consolidated statements of operations during the three month and nine month periods ended September 30, 2009, respectively. Such amounts represent management’s estimate of the credit loss component of debt securities whose fair value is below amortized cost.

LFB does not intend to sell its debt securities classified as “available-for-sale”, nor is it more likely than not that LFB will be required to sell such debt securities before their anticipated recovery. Based on the qualitative and quantitative analysis performed, debt securities in unrealized loss positions were not considered to be other-than-temporarily impaired at September 30, 2009, except for the amounts recognized above.

The fair value and amortized cost basis pertaining to debt securities classified as “held-to-maturity” at September 30, 2009, by maturity date, are as follows:

Maturity Date	Fair Value	Amortized Cost Basis
After 1 year through 5 years	$138,731	$136,465

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

There were no debt securities classified as “held-to-maturity” at September 30, 2009 that were in an unrecognized loss position.

Equities principally represent the Company’s investments in marketable equity securities of large-, mid- and small-cap domestic, international and global companies to seed new Asset Management products and includes investments in public and private asset management funds managed both by LAM and third-party asset managers.

In 2008, LFNY was a party to a Prime Brokerage Agreement with LBI for certain accounts involving investment strategies managed by LAM. On September 9, 2008, LAM requested a transfer of such accounts, of which $11,368 was not received. On September 15, 2008, LBI, the ultimate parent company in the Lehman group, filed for protection under Chapter 11 of the United States Bankruptcy Code and a number of Lehman group entities in the UK entered into administration proceedings under the Insolvency Act 1986. In addition, the Securities Investor Protection Corporation (“SIPC”) commenced liquidation proceedings on September 19, 2008 pursuant to the Securities Investor Protection Act of 1970, as amended, with respect to LBI. The Chapter 11 filing, Insolvency Act Administration and SIPC proceedings exposed Lazard to possible loss due to counterparty credit and other risk. During the three month period ended September 30, 2008, the Company reserved the entire amount of such possible loss and through September 30, 2009, no funds have been received by the Company. We continue to actively seek recovery of all amounts.

Interests in LAM alternative asset management funds represent (i) GP interests owned by Lazard in LAM-managed alternative asset management funds and (ii) GP interests consolidated by the Company pertaining to noncontrolling interests in LAM alternative asset management funds. Such noncontrolling interests in LAM alternative asset management funds, which represent GP interests held directly by certain of our LAM managing directors or employees of the Company, are deemed to be controlled by, and therefore consolidated by, the Company in accordance with U.S. GAAP. Noncontrolling interests are required to be presented within “members’ equity” on the condensed consolidated statements of financial condition (see Note 12 of Notes to Condensed Consolidated Financial Statements).

Private equity investments owned by Lazard are primarily comprised of investments in private equity funds and direct private equity interests. Such investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies; (ii) Corporate Partners II Limited (“CP II”), a private equity fund targeting significant noncontrolling-stake investments in established public and private companies; and (iii) Lazard Senior Housing Partners LP (“Senior Housing”), which acquires companies and assets in the senior housing, extended-stay hotel and shopping center sectors.

Private equity investments consolidated but not owned by Lazard are related solely to Lazard’s July 2009 acquisition of the Edgewater Funds’ (“Edgewater”) management vehicles. The Edgewater Funds are focused on buyout and growth equity investments in middle market companies.

Equity method investments include investments made in the first quarter of 2008 in Sapphire Industrials Corp. (“Sapphire”) (see Note 11 of Notes to Condensed Consolidated Financial Statements) and Merchant Bankers Asociados (“MBA”).

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

5.	FAIR VALUE MEASUREMENTS

Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

Level 1.	Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Lazard has the ability to access.

Level 2.	Assets and liabilities whose values are based on quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in non-active markets or inputs other than quoted prices that are directly observable or derived principally from or corroborated by market data.

Level 3.	Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. Items included in Level 3 include securities or other financial assets whose volume and level of activity have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis.

Principally all of the Company’s investments in corporate debt securities are considered Level 2 investments with such fair value based on observable data, principally broker quotes as provided by external pricing services. The Company’s other debt securities at fair value are considered Level 1 investments with such fair value based on unadjusted quoted prices in active markets.

The fair value of equities is principally classified as Level 1 or Level 2 as follows: marketable equity securities are classified as Level 1 and are valued based on the last trade price on the primary exchange for that security; public asset management funds are classified as Level 1 and are valued based on the reported closing price for the fund; and investments in private asset management funds are classified as Level 2 and are primarily valued based on information provided by fund managers and, secondarily, from external pricing services to the extent managed by LAM.

The fair value of interests in LAM alternative asset management funds is classified as Level 2 and is based on information provided by external pricing services.

The fair value of private equity investments is classified as Level 3 and is based on financial statements provided by fund managers, appraisals and internal valuations.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following tables present the categorization of investments and certain other assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 into a three-level fair value hierarchy in accordance with fair value measurement disclosure requirements:

	Fair Value Measurements on a Recurring Basis As of September 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt (excluding debt at amortized cost)	$54,973	$292,990	$–	$347,963
Equities	62,467	17,498	304	80,269
Other (excluding equity method investments):
Interest in LAM alternative asset management funds:
GP interests owned by Lazard	–	48,065	–	48,065
GP interests consolidated by Lazard	–	13,908	–	13,908
Private equity:
Private equity investments owned by Lazard	–	–	100,156	100,156
Private equity investments consolidated but not owned by Lazard	–	–	35,392	35,392
Derivatives	63	2,141	–	2,204

Total Assets	$117,503	$374,602	$135,852	$627,957

Liabilities:
Securities sold, not yet purchased	$5,078	$–	$–	$5,078
Derivatives	–	21,142	–	21,142

Total Liabilities	$5,078	$21,142	$–	$26,220

	Fair Value Measurements on a Recurring Basis As of December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt	$43,969	$289,101	$–	$333,070
Equities	54,108	14,544	2,453	71,105
Other (excluding equity method investments):
Interest in LAM alternative asset management funds:
GP interests owned by Lazard	–	35,300	–	35,300
GP interests consolidated by Lazard	–	20,866	–	20,866
Private equity investments owned by Lazard	–	–	83,931	83,931
Derivatives	–	4,661	–	4,661

Total Assets	$98,077	$364,472	$86,384	$548,933

Liabilities:
Securities sold, not yet purchased	$6,975	$–	$–	$6,975
Derivatives	–	43,990	–	43,990

Total Liabilities	$6,975	$43,990	$–	$50,965

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month and nine month periods ended September 30, 2009 and 2008.

	Level 3 Assets and Liabilities For the Three Month Period Ended September 30, 2009
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue – Other	Net Purchases, Issuances and Settlements/ Acquisitions	Foreign Currency Translation Adjustments	Ending Balance

Level 3 Assets:
Investments:
Equities	$297	$–	$3	$4	$304
Private equity:
Private equity investments owned by Lazard	93,530	1,773	3,344	1,509	100,156
Private equity investments consolidated but not owned by Lazard	–	1,976	33,416	–	35,392

Total Level 3 Assets	$93,827	$3,749	$36,763	$1,513	$135,852

	Level 3 Assets and Liabilities For the Three Month Period Ended September 30, 2008
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue – Other	Net Purchases, Issuances and Settlements/ Acquisitions	Foreign Currency Translation Adjustments	Ending Balance

Level 3 Assets:
Investments:
Equities	$4,465	$(372)	$(226)	$(391)	$3,476
Private equity investments owned by Lazard	96,055	(920)	3,020	(4,377)	93,778

Total Level 3 Assets	$100,520	$(1,292)	$2,794	$(4,768)	$97,254

	Level 3 Assets and Liabilities For the Nine Month Period Ended September 30, 2009
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue – Other	Net Purchases, Issuances and Settlements/ Acquisitions	Foreign Currency Translation Adjustments	Ending Balance

Level 3 Assets:
Investments:
Equities	$2,453	$(5)	$(2,053)	$(91)	$304
Private equity:
Private equity investments owned by Lazard	83,931	1,665	11,957	2,603	100,156
Private equity investments consolidated but not owned by Lazard	–	1,976	33,416	–	35,392

Total Level 3 Assets	$86,384	$3,636	$43,320	$2,512	$135,852

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

	Level 3 Assets and Liabilities For the Nine Month Period Ended September 30, 2008
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue – Other	Net Purchases, Issuances and Settlements/ Acquisitions	Foreign Currency Translation Adjustments	Ending Balance

Level 3 Assets:
Investments:
Equities	$4,469	$(411)	$(492)	$(90)	$3,476
Private equity investments owned by Lazard	74,051	1,001	21,054	(2,328)	93,778

Total Level 3 Assets	$78,520	$590	$20,562	$(2,418)	$97,254

There were net realized gains of $595 and $616 included in income for the three month and nine month periods ended September 30, 2009, respectively, and $801 of realized gains included in income for both the three month and nine month periods ended September 30, 2008 with respect to Level 3 assets and liabilities.

The Company recognized gross investment gains and losses on investments measured at fair value for the three month and nine month periods ended September 30, 2009 in “revenue - other” on the respective condensed consolidated statements of operations as follows:

	Three Month Period Ended September 30, 2009	Nine Month Period Ended September 30, 2009
Gross investment gains	$20,489	$41,419
Gross investment losses	$–	$5,371

The table above includes gross unrealized investment gains and losses pertaining to “trading” securities as follows:

	Three Month Period Ended September 30, 2009	Nine Month Period Ended September 30, 2009
Gross unrealized investment gains	$2,297	$3,021
Gross unrealized investment losses	$–	$17

In addition, the Company recorded gross pre-tax unrealized investment gains and gross pre-tax unrealized investment losses of $41,281 and $364, respectively, in “accumulated other comprehensive income (loss)” (“AOCI”) during the nine month period ended September 30, 2009 pertaining to debt securities that are designated as “available-for-sale” securities. There were no significant reclassifications from AOCI to earnings during the nine month period ended September 30, 2009.

6.	DERIVATIVES

The Company enters into forward foreign currency exchange rate contracts, interest rate swaps, interest rate futures, equity swaps and other derivative contracts to hedge exposures to fluctuations in interest rates, currency exchange rates and equity markets. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value, and are included in “other assets” and “other liabilities” on the condensed consolidated statements of financial condition. Except for derivatives hedging “available-for-sale” securities, the Company elected to not apply hedge accounting to its other derivative

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

instruments held. Gains and losses on the Company’s derivatives not designated as hedging instruments, as well as gains and losses on derivatives accounted for as fair value hedges, are included in “interest income” and “interest expense”, respectively, or “revenue – other”, depending on the nature of the underlying item, on the condensed consolidated statements of operations.

The table below represents the fair values of the Company’s derivative assets and liabilities reported within “other assets” and “other liabilities” on the accompanying condensed consolidated statements of financial condition as of September 30, 2009 and December 31, 2008:

	Derivatives Designated as Hedging Instruments			Derivatives Not Designated as Hedging Instruments		Total
	September 30, 2009		December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Derivative Assets:
Forward foreign currency exchange rate contracts		$–	$–	$2,055	$4,377	$2,055	$4,377
Interest rate swaps		–	75	86	209	86	284
Other derivatives		–	–	63	–	63	–

	$		$75	$2,204	$4,586	$2,204	$4,661

Derivative Liabilities:
Forward foreign currency exchange rate contracts		$–	$–	$3,680	$26,593	$3,680	$26,593
Interest rate swaps		14,922	12,980	138	1,051	15,060	14,031
Equity swaps		–	–	2,402	3,366	2,402	3,366

		$14,922	$12,980	$6,220	$31,010	$21,142	$43,990

The effect of gains (losses) with respect to derivatives not designated as hedging instruments on the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2009 (predominantly reflected in “revenue – other”), by type of derivative, is as follows:

	Three Month Period Ended September 30, 2009	Nine Month Period Ended September 30, 2009
Forward foreign currency exchange rate contracts	$(699)	$2,951
Interest rate swaps	82	564
Equity swaps and other derivatives	(7,847)	(11,110)

	$(8,464)	$(7,595)

With respect to derivatives designated as hedging instruments, such derivatives relate to interest rate swaps that hedge “available-for-sale” securities and are being accounted for as fair value hedges. For the three month and nine month periods ended September 30, 2009, net pre-tax losses of $1,597 and $1,787, respectively, pertaining to such interest rate swaps were recognized, which were substantially offset by equivalent amounts on the hedged risk portion of such “available-for-sale” securities.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

7.	LAM MERGER TRANSACTION

On September 25, 2008, Lazard Ltd, LAM and LAZ Sub I, LLC, a then newly-formed subsidiary of LFNY, completed the merger of LAZ Sub I, LLC with and into LAM (the “LAM Merger”). Prior to the LAM Merger, the common equity interests of LAM were held by LFNY and certain other equity interests of LAM, representing contingent payments should a fundamental transaction occur, as described below, were held by present and former employees of LAM. Following the LAM Merger, all equity interests of LAM are owned directly or indirectly by LFNY. The equity interests of LAM that were held, prior to the LAM Merger, by the then present and former employees of LAM and its subsidiaries (and certain related phantom rights issued as incentive compensation) entitled the holders to payments totaling approximately 23% of the net proceeds or imputed valuation of LAM (after deductions for payments to creditors of LAM and the return of capital in LAM) in connection with certain specified fundamental transactions concerning LAM or Lazard, including a sale of LAM or Lazard, certain non-ordinary course asset sales and major acquisitions. As a consequence of the LAM Merger, during the three month period ended September 30, 2008, the Company recorded a reduction to its after-tax income of $192,123, consisting of compensation and benefits expense of $197,550 related to the equity interests of LAM held by present and former employees of LAM and $2,000 of non-compensation related transaction costs (together aggregating to a reduction of operating income of $199,550), with these charges partially offset by an associated income tax credit of $7,427.

The aggregate non-contingent consideration relating to the equity interests of LAM (and the phantom rights referred to above) held by present and former employees of LAM and its subsidiaries (the “Transaction Consideration”) consists of (i) cash payments made from the closing of the LAM Merger through January 2, 2009 of approximately $60,100, (ii) a cash payment on October 31, 2011 of approximately $90,300 and (iii) an issuance on October 31, 2011 of 2,201,457 shares of Lazard Ltd’s Class A common stock (plus additional shares of Class A common stock in an amount determined by reference to the cash dividends paid on Class A common stock since the closing of the LAM Merger), subject, in the case of clause (ii) and (iii) and with respect to certain present employees of LAM and its subsidiaries, to delayed payment/issuance until the eighth anniversary of the closing of the LAM Merger if the applicable employee is no longer employed by Lazard or its affiliates on October 31, 2011, subject to certain exceptions. The merger agreement also generally provides that if there is a change in control of Lazard Ltd or a sale of LAM, any and all of the Transaction Consideration will be payable as of the date of such change in control. The related liabilities for the present value of the unpaid cash consideration have been recorded in “accrued compensation and benefits” and “other liabilities”, and amounted to $14,065 and $64,129, respectively, as of September 30, 2009, and $16,013 and $60,324, respectively, as of December 31, 2008.

In connection with the LAM Merger, Lazard Group recorded a related party payable to subsidiaries of Lazard Ltd of $64,305 and $64,512 at September 30, 2009 and December 31, 2008, respectively, which corresponds to the increase in stockholders’ equity recorded by Lazard Ltd for such merger (see Note 17 of Notes to Condensed Consolidated Financial Statements).

8.	BUSINESS ACQUISITIONS

On July 15, 2009, the Company established a private equity business with Edgewater, a private equity firm based in Chicago, Illinois, through the acquisition of Edgewater’s management vehicles. Following such acquisition, Edgewater’s current leadership team retained a substantial economic interest in such entities. Edgewater primarily manages two middle market funds, Edgewater Growth Capital Partners, L.P. and Edgewater Growth Capital Partners II, L.P. (the “underlying funds”), with an aggregate of approximately $700,000 of capital raised.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The acquisition was structured as a purchase by Lazard Group of interests in a holding company that in turn owns interests in the general partner and management company entities of the current Edgewater private equity funds.

The aggregate fair value of the consideration recognized by the Company at the acquisition date was $61,624. Such consideration consisted of (i) a one-time cash payment, (ii) 1,142,857 shares of Class A common stock (the “Initial Shares”) and (iii) up to 1,142,857 additional shares of Class A common stock subject to earnout criteria and payable over time (the “Earnout Shares”). The Initial Shares are subject to transfer restrictions and forfeiture provisions that lapse only upon the achievement of certain performance thresholds for the next Edgewater fund that must be met by July 15, 2011. The Earnout Shares will be issued only if certain performance thresholds for the next two Edgewater funds are met.

The acquisition of Edgewater’s management vehicles was accounted for under the acquisition method of accounting, whereby the results of the acquired business are included in our consolidated financial results from July 15, 2009, the effective date of the acquisition. As a result of the acquisition, we recorded net tangible assets, identifiable intangible assets and goodwill of approximately $53,635 (consisting primarily of Edgewater’s investments in their underlying funds and cash), $57,300 and $59,914, respectively, which include amounts for Edgewater’s noncontrolling interests held (whose economic interests approximate 50%) aggregating approximately $109,226. Goodwill pertaining to this acquisition is deductible for income tax purposes. See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information relating to goodwill and other intangible assets. The operating results relating to Edgewater, which have not been material, are included in the Company’s Asset Management segment.

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

The aggregate non-contingent consideration relating to the GAHL and the CWC acquisitions (before transaction costs) consisted of cash and Lazard Ltd stock and aggregated to approximately $220,500 and $216,200 through September 30, 2009 and December 31, 2008, respectively. At September 30, 2009 and December 31, 2008, 662,015 and 993,024 shares of Class A common stock, respectively, were issuable on a non-contingent basis. Additionally, at September 30, 2009 and December 31, 2008, 4,862 and 7,293 shares of Series A preferred stock, respectively, were convertible into Class A common shares on a non-contingent basis, with the number of Class A common shares dependent, in part, upon future prices of the Class A common stock. At September 30, 2009 and December 31, 2008, 948,631 shares of Class A common stock were contingently issuable and, at September 30, 2009 and December 31, 2008, 22,021 and 24,452 shares of Series A preferred stock, respectively, were contingently convertible into shares of Class A common stock as of each respective date, dependent upon the future performance of GAHL and CWC. The Class A common stock described above related to the GAHL and CWC acquisitions is issuable over multi-year periods.

In connection with Lazard Group’s acquisitions of GAHL and Edgewater’s management vehicles, as well as Lazard Ltd’s acquisition of CWC and subsequent contribution of CWC to Lazard Group, Lazard Group recorded

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

related party payables of $33,264 and $43,634 at September 30, 2009 and December 31, 2008, respectively, to subsidiaries of Lazard Ltd. When combined with the additional members’ equity recorded by Lazard Group of $50,800 and $18,416 at September 30, 2009 and December 31, 2008, respectively, these increases correspond to the increases in stockholders’ equity recorded by Lazard Ltd for such acquisitions (see Note 17 of Notes to the Condensed Consolidated Financial Statements).

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at September 30, 2009 and December 31, 2008 are presented below.

	September 30, 2009	December 31, 2008

Goodwill	$252,258	$170,277
Other intangible assets (net of accumulated amortization)	59,447	4,867

	$311,705	$175,144

At September 30, 2009, $192,344 of goodwill was attributable to the Company’s Financial Advisory segment and $59,914 of goodwill was attributable to the Company’s Asset Management segment. At December 31, 2008, goodwill was attributable to the Company’s Financial Advisory segment.

Changes in the carrying amount of goodwill for the nine month periods ended September 30, 2009 and 2008, are as follows:

	Nine Month Period Ended September 30,
	2009	2008
Balance, January 1	$170,277	$178,446
Current year business acquisition	59,914	–
Prior year business acquisitions, including additional contingent consideration earned	2,779	9,282
Foreign currency translation adjustments	19,288	(6,704)

Balance, September 30	$252,258	$181,024

The gross cost and accumulated amortization of other intangible assets as of September 30, 2009 and December 31, 2008, by major intangible asset category, are as follows:

	September 30, 2009			December 31, 2008
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/performance fees	$30,740	$–	$30,740	$–	$–	$–
Management fees, customer relationships and non-compete agreements	33,577	4,870	28,707	7,017	2,150	4,867

	$64,317	$4,870	$59,447	$7,017	$2,150	$4,867

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Amortization expense of intangible assets for the three month and nine month periods ended September 30, 2009 was $2,032 and $2,720, respectively, and for the three month and nine month periods ended September 30, 2008 was $507 and $4,252, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2009 (October 1 through December 31)	$6,165
2010	15,805
2011	14,394
2012	11,831
2013	6,594
Thereafter	4,658

Total amortization expense	$59,447

(a)	Approximately 46% of intangible asset amortization is attributable to a noncontrolling interest.

10.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of September 30, 2009 and December 31, 2008:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of
				September 30, 2009	December 31, 2008
Lazard Group 7.125% Senior Notes	$550,000	2015	7.125%	$538,500	$538,500
Lazard Group 6.85% Senior Notes(a)	600,000	2017	6.85%	548,350	549,250
Lazard Group Credit Facility	150,000	2010	1.75%	–	–

Total				$1,086,850	$1,087,750

(a)	During the nine month period ended September 30, 2009, the Company repurchased $900 principal amount of the 6.85% Senior Notes at a cost, excluding accrued interest, of $635 and, after the write-off of unamortized debt issuance costs of $7, recognized a pre-tax gain of $258.

Subordinated Debt—Subordinated debt at September 30, 2009 and December 31, 2008 amounted to $150,000 at each date and represents a note which is convertible into a maximum of 2,631,570 shares of Class A common stock at an effective conversion price of $57 per share. The note matures on September 30, 2016 and has a fixed interest rate of 3.25% per annum. One-third in principal amount became convertible on and after July 1, 2008, an additional one-third became convertible on and after July 1, 2009 and a final one-third in principal amount will become convertible on and after July 1, 2010, and no principal amount will be convertible after June 30, 2011. As of September 30, 2009 there have been no conversions of the note.

Lazard Group maintains a $150,000 senior revolving credit facility with a group of lenders (the “Lazard Group Credit Facility”) which contains certain financial condition covenants. In addition, the Lazard Group Credit Facility, the indenture and supplemental indentures relating to Lazard Group’s senior notes as well as its subordinated convertible note contain certain covenants (none of which relate to financial condition), events of default and other customary provisions, including a customary make-whole provision in the event of early redemption where applicable. As of September 30, 2009, the Company was in compliance with all of these provisions. All of the Company’s senior and subordinated debt obligations are unsecured.

As of September 30, 2009, the Company had approximately $263,000 in unused lines of credit available to it, including approximately $45,000 of unused lines of credit available to each of LFB and Edgewater. In addition, LFB has access to the Eurosystem covered bond purchase program of the Banque de France.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The Company’s senior and subordinated debt are recorded at historical amounts. At September 30, 2009 and December 31, 2008, the aggregate carrying value of the Company’s senior and subordinated debt ($1,236,850 and $1,237,750, respectively) exceeded fair value by $22,656 and $354,382, respectively. The fair value of the Company’s senior and subordinated debt was estimated using a discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements or based on market quotations where available.

11.	COMMITMENTS AND CONTINGENCIES

Leases—Lazard has various leases and other contractual commitments arising in the ordinary course of business. In the opinion of management, the fulfillment of such commitments in accordance with their terms will not have a material adverse effect on Lazard’s consolidated financial position, results of operations or cash flows.

Guarantees—On March 12, 2007, Lazard entered into an agreement to guarantee to a foreign tax jurisdiction the deferred payment of certain income tax obligations and potential tax penalties of certain managing directors of Lazard Group, which, as of September 30, 2009, aggregated $8,324. These managing directors have pledged their interests in LAZ-MD Holdings and unsold shares of Class A common stock received in exchange for such interests to collateralize such guarantee, with the value of such collateral in each case exceeding the guarantee provided by Lazard.

In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At September 30, 2009, LFB had $7,025 of such indemnifications and held $4,488 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the condensed consolidated statements of financial condition.

Private Equity Funding Commitments—At September 30, 2009, the principal commitments by the Company for capital contributions to private equity investment funds were as set forth below. Senior Housing is managed by Lazard Alternative Investments Holdings LLC (“LAI”), a subsidiary of LFCM Holdings LLC (“LFCM Holdings”). LAI owns and operates the alternative investments of LFCM Holdings (an entity that includes Lazard’s former Capital Markets and Other business segment as well as other specified non-operating assets and liabilities transferred pursuant to the separation from the Company on May 10, 2005). CP II was managed by a subsidiary of LAI until February 16, 2009. Effective February 17, 2009, ownership and control of CP II was transferred to the investment professionals who manage CP II.

		Total Lazard Commitments (b)
Name of Fund	Total Institutional Commitments	Maximum Commitment	Funding Expiration Date		Unfunded As of September 30, 2009
CP II	$500,000	$50,000	2010		$9,322
Senior Housing	201,000	10,000	2009	(a)	544

	$701,000	$60,000			$9,866

(a)	Funding expired on July 6, 2009. However, under certain circumstances, $544 may be called at any time prior to the fund’s liquidation.

(b)	The table above excludes other unfunded commitments by Lazard at September 30, 2009 of $3,347 to Company-sponsored private equity investment funds (including $2,531 in connection with the Company’s compensation plans), which are contingent upon certain events and have no definitive final payment dates.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. The commitments have an expiration date and, once drawn upon, may require the counterparty to post collateral depending on the counterparty’s creditworthiness. Outstanding commitments at September 30, 2009 were $20,903. This amount may not represent future cash requirements as commitments may expire without being drawn upon.

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

See Notes 7 and 8 of Notes to Condensed Consolidated Financial Statements for information regarding commitments relating to the LAM Merger and business acquisitions, respectively. See Note 14 of Notes to Condensed Consolidated Financial Statements for information regarding obligations to fund our pension plans in the U.K.

The Company has various other contractual commitments arising in the ordinary course of business. In the opinion of management, the consummation of such commitments will not have a material adverse effect on the Company’s consolidated financial position or results of operations. In addition, from time to time, LFB enters into underwriting commitments in which it participates as a joint underwriter. The settlement of such transactions are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Legal—The Company’s businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. The Company is involved from time to time in a number of judicial,

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses, including proceedings initiated by former employees alleging wrongful termination. The Company reviews such matters on a case-by-case basis and establishes any required reserves if a loss is probable and the amount can be reasonably estimated. Management believes, based on currently available information, that the results of such matters, in the aggregate, will not have a material adverse effect on its financial condition but might be material to its operating results or cash flows for any particular period, depending upon the operating results for such period.

12.	MEMBERS’ EQUITY

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

At September 30, 2009 and 2008, Lazard Group common membership interests held by subsidiaries of Lazard Ltd amounted to 74.5% and 62.2%, respectively, and by LAZ-MD Holdings amounted to 25.5% and 37.8%, respectively. Pursuant to provisions of its Operating Agreement, Lazard Group distributions in respect of its common membership interests are allocated to the holders of such interests on a pro rata basis. Such distributions represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and the members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests. During the nine month periods ended September 30, 2009 and 2008, Lazard Group distributed $13,462 and $16,100, respectively, to LAZ-MD Holdings and $23,216 and $16,184, respectively, to the subsidiaries of Lazard Ltd, which latter amounts were used by Lazard Ltd to pay dividends to third-party holders of its Class A common stock. In addition, during the nine month periods ended September 30, 2009 and 2008, Lazard Group made tax distributions of $67,360 and $83,358, respectively, including $25,316 and $39,205, respectively, paid to LAZ-MD Holdings and $42,044 and $44,153, respectively, paid to subsidiaries of Lazard Ltd.

Secondary Offerings—In September 2009, pursuant to a Prospectus Supplement dated September 8, 2009, certain current and former managing directors of Lazard (including certain of our executive officers) and their permitted transferees (the “September 2009 Selling Shareholders”) sold 5,215,921 shares of Class A common stock (including 2,411,001 shares of Class A common stock previously received upon the exchange of a like number of LAZ-MD Holdings exchangeable interests and 2,804,920 shares of Class A common stock received upon a simultaneous exchange of a like number of LAZ-MD Holdings exchangeable interests) at a price of $37.00 per share (the “September 2009 Secondary Offering”).

In June 2009, pursuant to a Prospectus Supplement dated June 2, 2009, certain current and former managing directors of Lazard (including certain of our executive officers) and their permitted transferees (the “June 2009 Selling Shareholders”) sold 4,000,000 shares of Class A common stock at a price of $26.00 per share (the “June 2009 Secondary Offering”). Separately, in connection with the June 2009 Secondary Offering, Lazard Group agreed to purchase from the June 2009 Selling Shareholders 1,700,000 shares of Class A common stock for an aggregate cost of $44,200 ($26.00 per share), with such purchase being part of the share repurchase program described below. In the aggregate, the June 2009 Selling Shareholders sold a total of 5,700,000 shares of Class A common stock (including 2,110,754 shares of Class A common stock previously received upon the exchange of a like number of LAZ-MD Holdings exchangeable interests and 3,589,246 shares of Class A common stock received upon a simultaneous exchange of a like number of LAZ-MD Holdings exchangeable interests).

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Lazard Ltd did not receive any net proceeds from the sales of Class A common stock in the September and June 2009 Secondary Offerings (collectively, the “2009 Secondary Offerings”).

Exchange of Lazard Group Common Membership Interests—In addition to the exchanges that occurred in connection with the 2009 Secondary Offerings, on March 6, 2009, May 11, 2009 and August 4, 2009, Lazard Ltd issued 244,968, 6,832,773 and 435,233 shares of Class A common stock, respectively, in connection with the exchange of a like number of common membership interests of Lazard Group (received from members of LAZ-MD Holdings in exchange for a like number of LAZ-MD Holdings exchangeable interests).

Share Repurchase Program

The Board of Directors of Lazard Ltd has authorized, on a cumulative basis, the repurchase of up to $500,000 in aggregate cost of its Class A common stock and Lazard Group common membership interests through December 31, 2009. The Company expects that the share repurchase program, with respect to the Class A common stock, will be used primarily to offset a portion of the shares that have been or will be issued under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”). Purchases may be made in the open market or through privately negotiated transactions. Pursuant to this authorization, since inception of the program in February 2006 through September 30, 2009, Lazard Group purchased an aggregate of 12,086,767 shares of Class A common stock at an average price of $33.08 per share (including, during the nine month period ended September 30, 2009, 1,984,997 shares at an average price of $25.43 per share, inclusive of the 1,700,000 shares purchased in connection with the June 2009 Secondary Offering described above), and an aggregate of 1,156,675 Lazard Group common membership interests at an average price of $32.58 per common membership interest (including, during the nine month period ended September 30, 2009, 500,924 common membership interests at an average price of $26.52 per common membership interest). As a result of Lazard Group’s delivery of an aggregate of 1,756,568 shares for the settlement of vested restricted stock unit grants (“RSUs”) and deferred stock unit grants (“DSUs”) during the two year period ended December 31, 2008 and the nine month period ended September 30, 2009, there were 10,330,199 and 9,376,162 shares of Class A common stock held by Lazard Group at September 30, 2009 and December 31, 2008, respectively. Such Class A common shares are reported, at cost, as a reduction of members’ equity within the condensed consolidated statements of financial condition.

As of September 30, 2009, $62,542 of the initial $500,000 repurchase authorization remained available under the share repurchase program.

Accumulated Other Comprehensive Loss, Net of Tax

The components of AOCI at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Currency translation adjustments	$37,224	$(27,299)
Interest rate hedge	(6,043)	(6,851)
Available-for-sale securities	(16,850)	(41,512)
Employee benefit plans	(44,989)	(45,745)

Total AOCI	(30,658)	(121,407)
Less amount attributable to noncontrolling interests	3	–

Total Lazard Group AOCI	$(30,661)	$(121,407)

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Noncontrolling Interests

Noncontrolling interests principally represent interests in various LAM-related GP interests and Edgewater’s management vehicles (see Note 8 of Notes to Condensed Consolidated Financial Statements) that the Company is deemed to control but does not own.

13.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2005 Plan and 2008 Plan, and activity with respect thereto during the nine month periods ended September 30, 2009 and 2008, is presented below.

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

In addition to the shares available under the 2005 Plan, additional shares of Class A common stock are available under the 2008 Plan, which was approved by the stockholders of Lazard Ltd on May 6, 2008. The maximum number of shares available under the 2008 Plan is based on a formula that limits the aggregate number of shares that may, at any time, be subject to awards that are considered “outstanding” under the 2008 Plan to 30% of the then-outstanding shares of Class A common stock (treating, for this purpose, the then-outstanding exchangeable interests of LAZ-MD Holdings on a “fully-exchanged” basis as described in the 2008 Plan).

Restricted Stock Unit Grants

RSUs require future service as a condition for the delivery of the underlying shares of Class A common stock and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. The grant date fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods. Expense relating to RSUs is charged to “compensation and benefits” expense (and, as applicable in 2009, “restructuring” expense, with respect to the expense associated with the acceleration of unrecognized expense pertaining to RSUs granted previously to individuals who were terminated in the restructuring) within the condensed consolidated statements of operations, and amounted to $63,392 and $216,190 for the three month and nine month periods ended September 30, 2009, respectively (including $24,239 in the restructuring expense recognized in the first quarter of 2009), and $65,514 and $177,844 during the three month and nine month periods ended September 30, 2008, respectively. RSUs issued subsequent to December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the nine month periods ended September 30, 2009 and 2008, dividend participation rights required the issuance of 249,048 and 145,966 RSUs, respectively.

During the nine month periods ended September 30, 2009 and 2008, 1,446,827 and 729,328 RSUs vested, respectively. In connection therewith, and after considering the withholding tax obligations pertaining thereto, 1,030,960 and 618,977 shares of Class A common stock held by Lazard Group were delivered, respectively.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Deferred Stock Unit Grants

Non-executive members of the Board of Directors of Lazard Group (who are also the same Non-Executive Director of Lazard Ltd) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs which amounted to 36,627 and 28,090 DSUs granted during the nine month periods ended September 30, 2009 and 2008, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into Class A common stock at the time of cessation of service to the Board. The DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock resulting in nominal cash payments for the nine months ended September 30, 2009 and 2008. DSU awards are expensed at their fair value on their date of grant, which, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan, totaled $79 and $620 during the three month and nine month periods ended September 30, 2009, respectively, and $93 and $627 during the three month and nine month periods ended September 30, 2008, respectively.

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the 2005 Plan or the 2008 Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the closing market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. DSUs granted pursuant to such Plan amounted to 6,963 and 4,735 DSUs during the nine month periods ended September 30, 2009 and 2008, respectively.

The following is a summary of activity relating to RSUs and DSUs during the nine month periods ended September 30, 2009 and 2008:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2009	22,141,468	$39.17	65,256	$40.32
Granted (including 249,048 RSUs relating to dividend participation)	7,504,232	$31.00	43,590	$28.45
Forfeited	(805,721)	$36.92	–	–
Vested/Converted	(1,446,827)	$38.81	–	–

Balance, September 30, 2009	27,393,152	$37.02	108,846	$35.57

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2008	9,507,935	$42.35	35,310	$43.16
Granted (including 145,966 RSUs relating to dividend participation)	13,653,186	$37.31	32,825	$38.22
Forfeited	(434,970)	$40.10
Vested/Converted	(729,328)	$38.10	(5,839)	$38.28

Balance, September 30, 2008	21,996,823	$39.40	62,296	$41.01

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

As of September 30, 2009, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $429,000, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.0 years subsequent to September 30, 2009. The ultimate amount of such expense is dependent upon the actual number of RSUs that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein. See Note 20 of Notes to Condensed Consolidated Financial Statements for information regarding certain RSUs that vested subsequent to September 30, 2009.

Other Incentive Awards

A portion of the incentive awards granted in February 2009 included a deferred cash component currently aggregating $141,625, which vests over a maximum period of four years. Such deferred cash awards vest and are payable as follows: $46,757 on November 30, 2009, $33,787 on November 30, 2010, $33,637 on February 28, 2012 and $27,444 on February 28, 2013. Payments are subject to the employee meeting the vesting requirements, and, except for the November 30, 2009 payment, earn interest at an annual rate of 5%. The compensation expense with respect to the deferred cash component award, net of estimated forfeitures, is being recognized over a weighted average period of 2.2 years from the date of grant. Compensation and benefits expense relating to such awards amounted to $22,684 and $64,456 for the three month and nine month periods ended September 30, 2009, respectively.

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

Employer Contributions to Pension Plans—In accordance with agreements reached with the Trustees of the two U.K. pension plans in 2005, the Company contributed a final committed payment of approximately $16,000 (8.2 million British pounds) during the nine month period ended September 30, 2008. Under the same agreements, the Company is contingently obligated to make further contributions to its U.K. pension plans depending on the cumulative performance of the plans’ assets against specific benchmarks as measured on June 1, 2009 (the “measurement date”) and subsequently on June 1, 2010 (the “remeasurement date”). The obligation related to the cumulative underperformance of the plans’ assets (the “underperformance obligation”) at the measurement date was 11.5 million British pounds ($18,519 at September 30, 2009 exchange rates) which is payable over four years commencing June 1, 2009 in equal monthly installments, and will be subject to further adjustment on the remeasurement date. At September 30, 2009, the Company contributed 962 thousand British pounds ($1,549 at September 30, 2009 exchange rates) with respect to the underperformance obligation.

In addition, on June 30, 2009 the Company and Trustees concluded the December 31, 2007 triennial valuation of the two U.K. pension plans, pursuant to which: (i) the Company agreed to contribute 2.3 million British pounds ($3,703 at September 30, 2009 exchange rates), during each year from 2011 to 2018 inclusive, subject to adjustment resulting from the December 31, 2010 triennial valuation, which the Company expects to

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

have concluded prior to the contribution payment scheduled for 2011, and (ii) to secure the Company’s obligations thereunder, on July 15, 2009 the Company placed in escrow 12.5 million British pounds ($20,130 at September 30, 2009 exchange rates), with a final redemption date of December 31, 2018. Income on the escrow balance accretes to the Company. This amount is subject to adjustment based on the results of the December 31, 2010 triennial valuation and subsequent triennial valuations. The escrow balance as of September 30, 2009 has been recorded in “cash deposited with clearing organizations and other segregated cash” and “investments: debt-other” in the amounts of 6.25 million British pounds and 6.25 million British pounds ($10,065 and $10,065 at September 30, 2009 exchange rates), respectively, on the accompanying condensed consolidated statement of financial condition as of September 30, 2009.

The following tables summarize the components of total benefit cost (credit) for the three month and nine month periods ended September 30, 2009 and 2008:

	Pension Plans		Pension Plan Supplement		Post-Retirement Medical Plans
	For The Three Month Period Ended September 30,
	2009	2008	2009	2008	2009	2008
Components of Net Periodic Benefit Cost (Credit):
Service cost	$–	$–	$–	$–	$25	$30
Interest cost	6,217	7,430	15	17	78	103
Expected return on plan assets	(6,922)	(8,580)	–	–	–	–
Amortization of:
Prior service credit	–	–	–	–	(345)	(345)
Net actuarial loss	227	94	–	–	–	22

Net periodic benefit cost (credit)	$(478)	$(1,056)	$15	$17	$(242)	$(190)

	Pension Plans		Pension Plan Supplement		Post-Retirement Medical Plans
	For The Nine Month Period Ended September 30,
	2009	2008	2009	2008	2009	2008
Components of Net Periodic Benefit Cost (Credit):
Service cost	$–	$–	$–	$–	$74	$88
Interest cost	17,607	22,935	45	50	233	309
Expected return on plan assets	(19,622)	(26,495)	–	–	–	–
Amortization of:
Prior service credit	–	–	–	–	(1,036)	(1,036)
Net actuarial loss	663	289	–	–	–	66
LCH post-retirement medical plan termination	–	–	–	–	–	(198)

Net periodic benefit cost (credit)	$(1,352)	$(3,271)	$45	$50	$(729)	$(771)

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

15.	RESTRUCTURING PLAN

In February 2009, the Company announced a restructuring plan to optimize its mix of personnel, which included certain staff reductions and realignments of personnel. In connection with such plan, the Company recorded an increase to the after-tax loss attributable to Lazard Ltd in the three month period ended March 31, 2009 of $56,149, as a result of a charge of $62,550 (principally consisting of compensation-related expenses, including the acceleration of unrecognized expense pertaining to RSUs previously granted to individuals who were terminated pursuant to the restructuring), with this charge partially offset by an associated income tax credit of $6,401.

As of September 30, 2009, the remaining liability associated with the restructuring plan was approximately $16,400 and primarily relates to severance and benefit payments and other costs associated with the restructuring. Such aggregate amount is reported within “accrued compensation and benefits” and “other liabilities” on the accompanying condensed consolidated statement of financial condition as of September 30, 2009.

16.	INCOME TAXES

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

The Company recorded income tax provisions of $21,286 and $29,951 for the three month and nine month periods ended September 30, 2009, respectively, and $4,884 and $23,276 for the three month and nine month periods ended September 30, 2008, respectively, representing effective tax rates on operating income of 29.1%, 74.2%, (3.6)% and (81.1)%, respectively. Excluding the income tax benefit of $6,401 related to the $62,550 restructuring charge in the first quarter of 2009 and the income tax benefit of $7,427 related to the LAM Merger in the third quarter of 2008, which served to reduce operating income by $199,550, the Company had income tax provisions of $21,286 and $36,352 for the three month and nine month periods ended September 30, 2009, respectively, and $12,311 and $30,703 for the three month and nine month periods ended September 30, 2008, respectively, representing effective tax rates of 29.1%, 35.3%, 19.0% and 18.0%, respectively.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

17.	RELATED PARTIES

Amounts receivable from, and payable to, related parties as of September 30, 2009 and December 31, 2008 are set forth below:

	September 30, 2009	December 31, 2008

Receivables
LFCM Holdings	$8,244	$10,377
Lazard Ltd Subsidiaries	140,023	56,114
Other	12	–

Total	$148,279	$66,491

Payables
LFCM Holdings	$2,428	$704
Lazard Ltd Subsidiaries	243,902	262,875
Other	19	396

Total	$246,349	$263,975

LFCM Holdings

LFCM Holdings owns and operates the capital markets business and fund management activities, as well as other specified non-operating assets and liabilities that were transferred by Lazard Group (referred to as the “separated businesses”) in May 2005, and is owned by the current and former working members, including certain of Lazard’s current and former managing directors (which also include our executive officers) who are also members of LAZ-MD Holdings. In addition to the master separation agreement, which effected the separation and recapitalization that occurred in May 2005, LFCM Holdings entered into an insurance matters agreement and a license agreement that addressed various business matters associated with the separation, as well as employee benefits, administrative services, business alliance and lease indemnity agreements, all of which are described in the Company’s Form 10-K.

For the three month and nine month periods ended September 30, 2009, amounts recorded by Lazard Group relating to administrative and support services under the administrative services agreement (the “administrative services agreement”) amounted to $1,287 and $3,779, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $3,077 and $9,665, respectively. For the three month and nine month periods ended September 30, 2008, amounts recorded by Lazard Group relating to administrative and support services under the administrative services agreement amounted to $1,014 and $2,953, respectively, and net referral fees for underwriting and private placement transactions under the business alliance agreement amounted to $3,148 and $22,837, respectively. Amounts relating to administrative and support services under the administrative services agreement are reported as reductions to operating expenses. Net referral fees for underwriting transactions under the business alliance agreement are reported as reductions to “revenue – other”. Net referral fees for private placement, M&A and restructuring transactions under the business alliance agreement are reported as reductions to advisory fee revenue.

With respect to the lease indemnity agreement, the net present value of the receivable due from LFCM Holdings with respect to its indemnification for obligations relating to abandoned lease space in the U.K. at September 30, 2009 and December 31, 2008 was $2,685 and $4,085, respectively. The balance is due based on a schedule of periodic payments through May 10, 2010.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The remaining receivables from LFCM Holdings and its subsidiaries as of September 30, 2009 and December 31, 2008 primarily include $1,600 and $4,949, respectively, related to administrative and support services and reimbursement of expenses incurred on behalf of LFCM Holdings and $3,350 and $1,087, respectively, related to referral fees for underwriting and private placement transactions.

Payables to LFCM Holdings and its subsidiaries at September 30, 2009 and December 31, 2008 principally relate to referral fees for Financial Advisory transactions.

Lazard Ltd Subsidiaries

Lazard Group’s receivables from subsidiaries of Lazard Ltd at September 30, 2009 and December 31, 2008 include interest-bearing loans of $138,724 and $55,715, respectively, including accrued interest thereon, with related interest income amounting to $1,023 and $3,880 for the three month and nine month periods ended September 30, 2009, respectively.

As of September 30, 2009 and December 31, 2008, Lazard Group’s payables to subsidiaries of Lazard Ltd included $64,305 and $64,512, respectively, related to the LAM Merger (see Note 7 of Notes to Condensed Consolidated Financial Statements), as well as payables at September 30, 2009 and December 31, 2008 in connection with Lazard Group’s acquisition of GAHL and Edgewater’s management vehicles, as well as Lazard Ltd’s acquisition of CWC and subsequent contribution of CWC to Lazard Group, of $33,264 and $43,634, respectively (see Note 8 of Notes to Condensed Consolidated Financial Statements). In addition, as of September 30, 2009 and December 31, 2008, Lazard Group’s payables to subsidiaries of Lazard Ltd include interest-bearing loans, plus accrued interest thereon, of $146,288 and $154,706, respectively, with related interest expense amounting to $1,428 and $4,915 for the three month and nine month periods ended September 30, 2009, respectively, and $518 and $935 for the three month and nine month periods ended September 30, 2008, respectively.

LAZ-MD Holdings

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the three month and nine month periods ended September 30, 2009, such charges amounted to $188 and $563, respectively. For the three month and nine month periods ended September 30, 2008, such charges amounted to $188 and $563, respectively.

Other

In addition, see Note 11 of Notes to Condensed Consolidated Financial Statements for information regarding CP II and the Sapphire IPO.

18.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded in LFNY’s Financial and Operational

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. At September 30, 2009, LFNY’s regulatory net capital was $40,214, which exceeded the minimum requirement by $32,475.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”), are regulated by the Financial Services Authority. At September 30, 2009, the aggregate regulatory net capital of the U.K. Subsidiaries was $148,851, which exceeded the minimum requirement by $111,206.

CFLF, through which non-corporate finance advisory activities are carried out in France, is subject to regulation by the Commission Bancaire and the Comité des Etablissements de Crédit et des Entreprises d’Investissement for its banking activities conducted through its subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), are subject to regulation and supervision by the Autorité des Marchés Financiers. At September 30, 2009, the consolidated regulatory net capital of CFLF was $194,789, which exceeded the minimum requirement set for regulatory capital levels by $87,638.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At September 30, 2009, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $73,627, which exceeded the minimum required capital by $52,033.

At September 30, 2009, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

On June 17, 2009, the U.S. Department of the Treasury (the “Treasury”), in coordination with the White House, released a white paper entitled “Financial Regulatory Reform: A New Foundation: Rebuilding Financial Supervision and Regulation”. The paper sets forth a plan for comprehensive regulatory reform of the financial services industry. The plan includes, among other things, a significant expansion of the oversight powers of the Federal Reserve and the creation of a new Financial Services Oversight Council. The plan also includes a recommendation to eliminate the SIBHC program. On October 27, 2009, the Treasury and the House Financial Services Subcommittee jointly released draft legislation, titled the “Financial Stability Improvement Act of 2009”. Section 1315 of the draft legislation would expressly eliminate the SIBHC program. We are monitoring these regulatory reform developments and their possible effects on our business and operations.

19.	SEGMENT INFORMATION

The Company’s reportable segments offer different products and services and are managed separately as different levels and types of expertise are required to effectively manage the segments’ transactions. Each segment is reviewed to determine the allocation of resources and to assess its performance. The Company’s principal operating activities are included in two business segments: Financial Advisory (which includes providing general strategic and transaction-specific advice on M&A and strategic advisory matters, restructuring and capital structure advisory services, capital raising and other transactions), and Asset Management (which includes the management of equity and fixed income

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

securities and alternative investment and private equity funds). In addition, the Company records selected other activities in its Corporate segment, including management of cash, certain investments and the commercial banking activities of LFB. The Company also allocates outstanding indebtedness to its Corporate segment.

The Company’s segment information for the three month and nine month periods ended September 30, 2009 and 2008 is prepared using the following methodology:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution to operations with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended September 30,			Nine Months Ended September 30,
		2009	2008		2009		2008
Financial Advisory	Net Revenue	$259,221	$269,740		$674,222		$770,699
	Operating Expenses	212,543	197,494		595,649		601,927

	Operating Income	$46,678	$72,246		$78,573		$168,772

Asset Management	Net Revenue	$160,744	$147,780		$393,810		$493,183
	Operating Expenses	117,728	317,915	(a)	312,141		574,850	(a)

	Operating Income (Loss)	$43,016	$(170,135	)(a)	$81,669		$(81,667	)(a)

Corporate	Net Revenue	$(8,559)	$(11,984)		$(32,724)		$(83,983)
	Operating Expenses	7,965	24,792	(a)	87,141	(b)	31,840	(a)

	Operating Loss	$(16,524)	$(36,776	)(a)	$(119,865	)(b)	$(115,823	)(a)

Total	Net Revenue	$411,406	$405,536		$1,035,308		$1,179,899
	Operating Expenses	338,236	540,201		994,931		1,208,617

	Operating Income (Loss)	$73,170	$(134,665)		$40,377		$(28,718)

(a)	Includes, in the three month and nine month periods ended September 30, 2008, compensation and benefits expense in the Asset Management segment of $197,550 related to the LAM Merger and non-compensation-related transaction costs in the Corporate segment of $2,000 (see Note 7 of Notes to Condensed Consolidated Financial Statements).
(b)	Includes, in the nine month period ended September 30, 2009, restructuring expense of $62,550 (see Note 15 of Notes to Condensed Consolidated Financial Statements).

	As of
	September 30, 2009	December 31, 2008
Total Assets:
Financial Advisory	$685,288	$739,444
Asset Management	627,953	419,858
Corporate	1,579,657	1,726,280

Total	$2,892,898	$2,885,582

20.    SUBSEQUENT EVENT

On October 14, 2009, Lazard Ltd announced that its Chairman and CEO, Bruce Wasserstein, had passed away. In accordance with the provisions of the Company’s 2005 Plan, RSU awards previously granted to Mr. Wasserstein will vest on the 30th day following his death. As a result, the Company will record a pre-tax charge to compensation and benefits expense in the fourth quarter of 2009 of approximately $86,500, representing the unamortized expense relating to those awards.

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

Forward-looking statements include, but are not limited to, statements about:

•	the business’ possible or assumed future results of operations and operating cash flows,

•	the business’ strategies and investment policies,

•	the business’ financing plans and the availability of short-term borrowing,

•	the business’ competitive position,

•	future acquisitions, including the consideration to be paid and the timing of consummation,

•	potential growth opportunities available to our businesses,

•	recruitment and retention of managing directors and employees,

•	target levels of compensation expense,

•	the business’ potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,

•	the likelihood of success and impact of litigation,

•	expected tax rates,

•	changes in interest and tax rates,

•	expectations with respect to the economy, securities markets, the market for mergers, acquisitions and strategic advisory activity, the market for asset management activity and other industry trends,

•	the effects of competition on our business, and

•	the impact of future legislation and regulation on our business.

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

Business Summary

The Company’s principal sources of revenue are derived from activities in the following business segments:

•

Financial Advisory, which includes providing general strategic and transaction-specific advice on mergers and acquisitions (“M&A”) and strategic advisory matters, restructuring and capital structure advisory services, capital raising and other transactions, and

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

LFB is a registered bank regulated by the Banque de France and its primary operations include asset and liability management for Lazard Group’s Paris House through its money market desk and commercial banking operations, deposit taking and, to a lesser extent, financing activities and custodial oversight over assets of various clients. LFB engages in underwritten offerings of securities in France, and we expect that it may expand its scope to include placements elsewhere in Europe.

On September 25, 2008, pursuant to a definitive merger agreement dated August 14, 2008, Lazard Ltd, LAM, and LAZ Sub I, LLC, a then newly-formed subsidiary of Lazard Frères & Co. LLC (“LFNY”), completed the merger of LAZ Sub I, LLC with and into LAM (the “LAM Merger”). See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information relating to the LAM Merger.

In June, 2009, the Company formed a new wealth management subsidiary, Lazard Wealth Management LLC (“Lazard Wealth Management”). Lazard Wealth Management will provide customized, investment management and financial planning services to high net worth investors in the U.S. Lazard Wealth Management expects to work with investors to construct, implement and monitor an asset allocation strategy designed to meet the individual client’s investment objectives, integrating tax planning, estate planning, philanthropic interests and legacy planning with investment and risk management services. Prior to the launch of this business, we intend to register Lazard Wealth Management as a registered investment adviser with the SEC.

Lazard also has a long history of making alternative investments with its own capital, usually alongside capital of qualified institutional and individual investors. At the time of Lazard Ltd’s equity public offering and as a part of the separation, we transferred to LFCM Holdings LLC (“LFCM Holdings”) all of our alternative investment activities, except for Fonds Partenaires Gestion (“FPG”), our private equity business in France. Such activities transferred to LFCM Holdings represented the alternative investment activities of Lazard Alternative Investments Holdings LLC (“LAI”) and included private equity investments of Corporate Partners II Limited (“CP II”) and Lazard Senior Housing Partners LP. CP II was managed by a subsidiary of LAI until February 16, 2009. Effective February 17, 2009, ownership and control of CP II was transferred to the investment professionals who manage CP II. We also transferred to LFCM Holdings certain principal investments by Lazard Group in the funds managed by the separated businesses, subject to certain options by us to reacquire such investments, while we retained our investment in our French private equity funds. Since 2005, consistent with our obligations to LFCM Holdings, we have engaged in a number of alternative investments and private equity activities. See Note 11 of Notes to Condensed Consolidated Financial Statements for additional information regarding alternative investments. Effective September 30, 2009, the Company sold FPG to a fund management company forming part of a group managing investment companies and funds, in some of which Lazard could earn carried interests, and the managing directors and staff conducting this activity were accordingly transferred to the buyer. The sale of FPG had no material impact on our financial condition or results of operations. Operating results of FPG have been included in our consolidated financial statements through the effective date of sale.

We continue to explore and discuss opportunities to expand the scope of our alternative investment and private equity activities in Europe, the U.S. and elsewhere. These opportunities could include internal growth of new funds and direct investments by us, partnerships or strategic relationships, investments with third parties or acquisitions of existing funds or management companies. In that regard, on July 15, 2009, the Company established a private equity business with The Edgewater Funds (“Edgewater”), a Chicago-based private equity firm, through the acquisition of Edgewater’s management vehicles (see Note 8 of Notes to Condensed Consolidated Financial Statements). Also, consistent with our obligations to LFCM Holdings, we may explore discrete capital markets opportunities.

For the three month and nine month periods ended September 30, 2009 and 2008, the Company’s consolidated net revenue was derived from the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Financial Advisory	63%	67%	65%	65%
Asset Management	39	36	38	42
Corporate	(2)	(3)	(3)	(7)

Total	100%	100%	100%	100%

Business Environment

Economic and market conditions since early 2008 in the U.S. and global economies have been adversely impacted by factors including the contraction in worldwide credit markets and the related tightening of lending, volatility in currency and commodity markets and oil prices and write-downs within the financial sector. Overall, these economic and market conditions negatively affected our financial performance in both our Financial Advisory and Asset Management businesses through the first nine months of 2009, with improvement in the three month period ended September 30, 2009.

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

Financial Advisory

M&A activity for the three month and nine month periods ended September 30, 2009 decreased substantially versus the corresponding periods in 2008 for global completed transactions as well as global and transatlantic announced transactions, while activity in restructuring accelerated during the 2009 periods driven by a significant increase in the number of corporate debt defaults. According to Moody’s Investors Service, Inc., in the nine month period ended September 30, 2009, a total of 222 issuers defaulted as compared to 62 in the corresponding period in 2008. The following table sets forth industry statistics regarding the volume of M&A transactions in the 2008 and 2009 periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Incr /(Decr)	2009	2008	% Incr /(Decr)
	($ in billions)
Completed M&A Transactions:
Global	$358	$675	(47)%	$1,136	$2,081	(45)%
Transatlantic	29	70	(59)%	91	183	(50)%

Announced M&A Transactions:
Global	381	768	(50)%	1,375	2,113	(35)%
Transatlantic	59	82	(28)%	97	266	(64)%

Source:	Thomson Financial as of October 14, 2009

While overall M&A industry statistics regarding the number and size of announced transactions declined in the first nine months of 2009 as compared to 2008, we believe that in the current environment we are relatively well positioned for the upturn in the economy as our clients refinance, restructure and position their asset portfolios for growth. Nevertheless, we remain cautious with respect to the environment. Generally, during such periods of unfavorable market or economic conditions, the volume and value of M&A transactions may decrease, thereby reducing the demand for our advisory services and increasing competition among financial services companies seeking such engagements.

We believe that corporate defaults will remain at a high level, and will be on a more global scale than during the last cycle. We expect that our Restructuring business should continue to be very active over the next several years from such significant level of corporate defaults, as well as from advising companies during this period of volatility on matters relating to debt and financing restructuring and other on- and off-balance sheet assignments. Our Restructuring assignments normally are executed over a six- to eighteen-month period.

In April 2009, governmental officials in New York announced a new policy banning the use of placement agents by funds seeking investment contributions from the New York State and New York City public pension funds. The use of placement agents has also been prohibited or otherwise restricted with respect to investments by public pension funds in Illinois, Ohio and New Mexico, and similar measures are being considered in other jurisdictions and by the SEC. Our Private Fund Advisory Group, which is part of our Financial Advisory segment, acts as placement agent for investment funds, including investment funds that have historically received capital from certain of these affected public pension funds. We are continuing to evaluate the potential impact of these restrictions on our Private Fund Advisory Group.

Asset Management

As shown in the table below, major global market indices at September 30, 2009 have improved compared to such indices at June 30, 2009 and December 31, 2008, but were lower across most regions as compared to September 30, 2008.

	Percentage Change September 30, 2009 vs.
	June 30, 2009	December 31, 2008	September 30, 2008
MSCI World Index	17%	23%	(5)%
CAC 40	21%	18%	(6)%
DAX	18%	18%	(3)%
FTSE 100	21%	16%	5%
TOPIX 100	(3)%	5%	(21)%
MSCI Emerging Market	20%	61%	16%
Dow Jones Industrial Average	15%	11%	(11)%
NASDAQ	16%	35%	2%
S&P 500	15%	17%	(9)%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM. Accordingly, since market appreciation (depreciation) and foreign currency volatility impact the level of our AUM, such items will impact the level of revenues we receive from our Asset Management business. Since a substantial portion of our AUM is invested in equities, market appreciation reflected in the changes in Lazard’s AUM during the three and nine month periods ended September 30, 2009 generally corresponded to the changes in global market indices. While AUM in the third quarter of 2009 improved versus the first half of 2009 and the second half of 2008, our management fee revenues, when compared to the corresponding periods in 2008, continued to be adversely impacted by the continuing effects on AUM of significant market depreciation experienced in the second half of 2008 through March 31, 2009.

Financial Statement Overview

Net Revenue

The majority of Lazard’s Financial Advisory net revenue is earned from the successful completion of M&A transactions, strategic advisory matters, restructuring and capital structure advisory services, capital raising and similar transactions. The main driver of Financial Advisory net revenue is overall M&A activity, the level of corporate debt defaults and the environment for capital raising activities, particularly in the industries and geographic markets in which Lazard focuses. In some client engagements, often those involving financially distressed companies, revenue is earned in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment and are not necessarily linked to the completion of a transaction. In addition, Lazard also earns fees from providing strategic advice to clients, with such fees not being dependent on a specific transaction. Lazard’s Financial Advisory segment also earns revenue from public and private securities offerings in the form of referral fees for referring opportunities to LFCM Holdings for underwriting and distribution of securities. The referral fees received from LFCM Holdings are generally one-half of the revenue recorded by LFCM Holdings in respect of such activities. Significant fluctuations in Financial Advisory net revenue can occur over the course of any given year. These fluctuations arise because a significant portion of Financial Advisory net revenue is earned upon the successful completion of a transaction, restructuring or capital raising activity, the timing of which is uncertain and is not subject to Lazard’s control.

Lazard’s Asset Management segment principally includes LAM, Lazard Frères Gestion SAS (“LFG”), FPG and, effective July 15, 2009, Edgewater. Effective October 1, 2009, the Asset Management segment will no longer include the operating results of FPG due to the sale of FPG effective September 30, 2009. Asset Management net revenue is derived from fees for investment management and advisory services provided to institutional and private clients. The main driver of Asset Management net revenue is the level of AUM, which is influenced by Lazard’s investment performance, its ability to successfully attract and retain assets, the broader performance of the global equity markets and, to a lesser extent, fixed income markets. As a result, fluctuations in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. Asset Management fees are generally based on the level of AUM measured as of the end of a quarter or month, and an increase or reduction in AUM at such dates, due to market price fluctuations, currency fluctuations, net client asset flows or otherwise, will result in a corresponding increase or decrease in management fees. The majority of our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In addition, as Lazard’s AUM includes significant assets that are denominated in currencies other than U.S. dollars, changes in the value of the U.S. dollar relative to foreign currencies will impact the value of Lazard’s AUM. Fees vary with the type of assets managed, with higher fees earned on equity assets, alternative investments (such as hedge funds) and private equity investments, and lower fees earned on fixed income and cash management products.

The Company earns performance-based incentive fees on various investment products, including traditional products and alternative investment funds such as hedge funds and private equity funds.

For hedge funds, incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks. The Company records incentive fees on traditional products and hedge funds at the end of the relevant performance measurement period, when potential uncertainties regarding the ultimate realizable amounts have been determined. The performance fee measurement period is generally an annual period (unless an account terminates during the year), and therefore such incentive fees are usually recorded in the fourth quarter of Lazard’s fiscal year. These incentive fees received at the end of the measurement period are not subject to reversal or payback. Incentive fees on hedge funds generally are subject to loss carryforward provisions in which losses incurred by the funds in any year are applied against certain future period net appreciation before any incentive fees can be earned.

For private equity funds, incentive fees may be earned in the form of a “carried interest” if profits arising from realized investments exceed a specified threshold. Typically, such carried interest is ultimately calculated on a whole-fund basis and therefore clawback of carried interests during the life of the fund can occur. As a result, incentive fees earned on our private equity funds are not recorded until potential uncertainties regarding the ultimate realizable amounts have been determined, including any potential for clawback.

Corporate segment net revenue consists primarily of net interest income, including amounts earned at LFB, and investment gains and losses on the Company’s investment portfolio of LAM-managed equity funds and principal investments in equities, debt securities at our bank and alternative investment funds managed by LAI and FPG. Interest expense is also included in Corporate net revenue. Corporate net revenue can fluctuate due to changes in the fair value of investments classified as “trading”, and with respect to “available-for-sale”, when realized, or when a decline is determined to be other than temporary, with respect to “available-for-sale” and “held-to-maturity” investments, as well as due to changes in interest and currency exchange rates and in the levels of cash, investments and indebtedness.

Effective July 1, 2008, as permitted by accounting principles generally accepted in the United States of America (“U.S. GAAP”), the portion of our bank’s corporate debt portfolio that had been previously designated as “trading” was re-designated to “available-for-sale”. During the three month and nine month periods ended September 30, 2009 and the three month period ended September 30, 2008, the Company recorded mark-ups and mark-downs of $22, $38 and $(18) million, respectively, in “accumulated other comprehensive income (loss), net of tax” (“AOCI”).

Although Corporate segment net revenue during the nine month period ended September 30, 2009 represented (3)% of Lazard’s net revenue, total assets in Corporate represented 55% of Lazard’s consolidated total assets as of September 30, 2009, principally attributable to the level of assets associated with LFB, and, to a lesser extent, investments in LAM-managed funds, other securities and cash.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for employees and managing directors. We have a policy that targets our ongoing compensation and benefits expense in our traditional businesses, excluding special items, to usually not exceed 57.5% of operating revenue each year, including compensation and benefits payable to our managing directors and amortization of the relevant portion of the restricted stock unit awards (“RSUs”) under the Lazard Ltd 2005 Equity Incentive Plan, the Lazard Ltd 2008 Incentive Compensation Plan and the related deferred cash component of such incentive awards, with such amortization determined on a straight-line basis over the vesting periods and not on the basis of revenue recognition (see Note 13 of Notes to Condensed Consolidated Financial Statements). As discussed in our Form 10-K, there can be no guarantee that this target ratio will continue to be achieved in future periods or that our policy may not change in the future, including to adapt to changes in the economic environment, or that a change may not be necessitated by lower operating revenues or to fund a major expansion. Increased competition for senior professionals, continued turmoil and volatility in the financial markets generally or other factors could prevent us from continuing to maintain this target ratio.

Our compensation expense-to-operating revenue ratio for the nine month periods ended September 30, 2009 and 2008 was 62.7% and 55.7%, respectively, and for the three month periods ended September 30, 2009 and 2008 was 58.0% and 53.8%, respectively (with such ratios for the 2008 periods excluding the compensation charge relating to the LAM Merger). As a result of the challenging market conditions in the 2009 periods described above, and the resulting declines in operating revenue, the ratios in the 2009 periods exceeded our target ratio. Our compensation ratio for the nine month period of 2009 is not necessarily representative of the ratio for the full year. The timing of our actual operating revenue during the year will impact the compensation ratio for each period. The ratio may also be impacted in the short term by our accelerated global senior-level hiring initiative and competitive considerations to meet our employee retention objectives. Our plan is for compensation expense, excluding special items, to usually be below 57.5% of operating revenue in any year and to average below 57.5% over time in our existing businesses. As in the nine month period of 2009, this ratio may rise above 57.5% during periods of significant revenue decline. See also Note 20 of Notes to Condensed Consolidated Financial Statements.

Lazard’s operating expenses also include “non-compensation expense”, amortization of intangible assets related to acquisitions and, in the nine month period ended September 30, 2009, restructuring expense. Non-compensation expense includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services, and other expenses. Amortization of intangibles related to acquisitions are associated with the acquisitions of Edgewater, Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”) and Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”). Restructuring expense relates to the reduction of headcount in the first quarter of 2009, and includes severance and related benefits expense, the acceleration of unrecognized expense pertaining to RSUs previously granted to individuals who were terminated and certain other costs related to this initiative.

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

Noncontrolling Interests

The Company records a charge (credit) principally attributable to the noncontrolling interests in Edgewater (in the three month and nine month periods ended September 30, 2009) and various LAM-related general partnerships (“GPs”) held directly by certain of our LAM managing directors.

See Note 12 of Notes to Condensed Consolidated Financial Statements for information regarding noncontrolling interests.

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

As a result of the restructuring plan implemented during the first quarter of 2009 (see Note 15 of Notes to Condensed Consolidated Financial Statements), net income attributable to Lazard Group in the nine month period ended September 30, 2009 was reduced by $56 million due to a charge to operating income of $62 million, with this charge being partially offset by an income tax credit of $6 million. In addition, as more fully described in Note 7 of Notes to Condensed Consolidated Financial Statements, on September 25, 2008, Lazard Ltd completed the LAM Merger. Net income attributable to Lazard Group was reduced by $192 million as a result of the LAM Merger, consisting of compensation and benefits expense of $197 million related to the equity interests of LAM held by present and former employees of LAM, and $2 million of non-compensation-related transaction costs (together aggregating a reduction of operating income of $199 million), with these charges partially offset by an income tax credit of $7 million. For comparability purposes in the discussion that follows, the 2009 and 2008 results are shown in the tables below, as applicable, on an “as reported”, “excluding the restructuring” and “excluding LAM Merger” basis.

A discussion of the Company’s consolidated results of operations for the three month and nine month periods ended September 30, 2009 and 2008 is set forth below, followed by a more detailed discussion of business segment results.

The following tables summarize the Company’s consolidated operating results:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
		As Reported	Impact of LAM Merger (a)	Excluding LAM Merger (b)
	($ in thousands)
Revenue:
Investment banking and other advisory fees	$252,538	$260,708		$260,708
Money management fees	149,102	155,920		155,920
Interest income	9,661	23,743		23,743
Other	27,997	(755)		(755)

Total revenue	439,298	439,616		439,616
Interest expense	27,892	34,080		34,080

Net revenue	411,406	405,536		405,536

Operating Expenses:
Compensation and benefits	250,912	432,771	$197,550	235,221
Non-compensation expense	85,292	106,923	2,000	104,923
Amortization of intangible assets related to acquisitions	2,032	507		507

Total operating expenses	338,236	540,201	199,550	340,651

Operating Income (Loss)	73,170	(134,665)	(199,550)	64,885
Provision (benefit) for income taxes	21,286	4,884	(7,427)	12,311

Net Income (Loss)	51,884	(139,549)	(192,123)	52,574
Less—Net Income (Loss) Attributable to Noncontrolling Interests	2,030	(8,161)		(8,161)

Net Income (Loss) Attributable to Lazard Group	$49,854	$(131,388)	$(192,123)	$60,735

As a % of Net Revenue:
Operating Income (Loss)	18%	(33)%		16%

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	As Reported	Impact of Restructuring (c)	Excluding Restructuring (b)	As Reported	Impact of LAM Merger (a)	Excluding LAM Merger (b)
	($ in thousands)
Revenue:
Investment banking and other advisory fees	$650,327		$650,327	$736,863		$736,863
Money management fees	368,346		368,346	479,701		479,701
Interest income	25,770		25,770	66,833		66,833
Other	76,229		76,229	7,868		7,868

Total revenue	1,120,672		1,120,672	1,291,265		1,291,265
Interest expense	85,364		85,364	111,366		111,366

Net revenue	1,035,308		1,035,308	1,179,899		1,179,899

Operating Expenses:
Compensation and benefits	693,718		693,718	906,351	$197,550	708,801
Non-compensation expense	235,943		235,943	298,014	2,000	296,014
Amortization of intangible assets related to acquisitions	2,720		2,720	4,252		4,252
Restructuring	62,550	$62,550	–

Total operating expenses	994,931	62,550	932,381	1,208,617	199,550	1,009,067

Operating Income (Loss)	40,377	(62,550)	102,927	(28,718)	(199,550)	170,832
Provision (benefit) for income taxes	29,951	(6,401)	36,352	23,276	(7,427)	30,703

Net Income (Loss)	10,426	(56,149)	66,575	(51,994)	(192,123)	140,129
Less—Net Income (Loss) Attributable to Noncontrolling Interests	1,218		1,218	(9,770)		(9,770)

Net Income (Loss) Attributable to Lazard Group	$9,208	$(56,149)	$65,357	$(42,224)	$(192,123)	$149,899

As a % of Net Revenue:
Operating Income (Loss)	4%		10%	(2)%		14%

(a)	See Note 7 of Notes to Condensed Consolidated Financial Statement for information regarding the LAM Merger.
(b)	A non-GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.
(c)	Relates to costs recorded in the first quarter of 2009 associated with staff reductions and realignments. See Note 15 of Notes to Condensed Consolidated Financial Statements.

The table below describes the components of operating revenue, a non-GAAP measure used by the Company to manage total compensation and benefits expense to managing directors and employees. Management believes operating revenue provides the most meaningful basis for comparison between present, historical and future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	($ in thousands)
Operating revenue
Total revenue	$439,298	$439,616	$1,120,672	$1,291,265
Add (deduct):
LFB interest expense (a)	(3,075)	(10,319)	(10,721)	(29,183)
Revenue related to noncontrolling interests (b)	(3,716)	8,161	(2,903)	9,771

Operating revenue	$432,507	$437,458	$1,107,048	$1,271,853

(a)	The interest expense incurred by LFB is excluded from total revenue because LFB is a commercial bank and we consider its interest expense to be a cost directly related to the conduct of its business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded because we do not deem such amount as operating in nature and the Company has no economic interest in such amount. Further, such results are offset by a charge or credit to noncontrolling interests.

Certain key ratios, statistics and headcount information for the three month and nine month periods ended September 30, 2009 and 2008 are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
As a % of Net Revenue, By Revenue Category:
Investment banking and other advisory fees	61%	64%	63%	62%
Money management fees	36	38	36	41
Interest income	2	6	2	5
Other	7	0	7	1
Interest expense	(6)	(8)	(8)	(9)

Net Revenue	100%	100%	100%	100%

	As of September 30,
	2009	2008
Headcount:
Managing Directors:
Financial Advisory	146	152
Asset Management	53	55
Corporate	7	8
Limited Managing Directors	3	6
Other Employees:
Business segment professionals	990	1,041
All other professionals and support staff	1,085	1,212

Total	2,284	2,474

During the first nine months of 2009, we continued to hire key professionals on a selective basis, and to redeploy employees into areas where we saw potential for growth. As described above, to further optimize our mix of personnel we have reduced staff in other areas, including the back office.

Operating Results

The Company’s quarterly revenue and profits can fluctuate materially depending on the number, size and timing of completed transactions on which it advised, as well as seasonality and other factors. Accordingly, the revenue and profits in any particular quarter may not be indicative of future results. As reflected in the tables of consolidated results of operations above, the restructuring charge in the first quarter of 2009 and the LAM Merger in the third quarter of 2008 had a significant impact on the Company’s reported operating results in the 2009 and 2008 periods, respectively. Lazard management believes that comparisons between years are most meaningful after excluding the impact of such items. Further, Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2009 versus September 30, 2008

The Company reported net income attributable to Lazard Group of $50 million for the three month period ended September 30, 2009, an increase of $181 million as compared to a net loss of $131 million in the corresponding period in 2008. Such increase was principally the result of the impact of the LAM Merger in the third quarter of 2008, which reduced net income in that period by $192 million. Net income in the 2009 period reflected (i) a 4% decline in Financial Advisory net revenue which has been impacted by a slowdown in global M&A activity, but was substantially offset by an increase in restructuring activity, and (ii) a 9% increase in Asset

Management net revenue as a result of increases in incentive fees and other revenue. In addition, net income was favorably impacted by lower amounts relating to compensation (the 2008 period included the impact of the LAM Merger) and non-compensation expense. When excluding the impact of the LAM Merger in the 2008 period, net income attributable to Lazard Group in the 2009 period of $50 million was $11 million, or 18%, lower than net income of the corresponding period in 2008.

Net revenue increased $6 million, or 1%, while operating revenue decreased $5 million, or a 1%, for the three month period ended September 30, 2009, as compared to the corresponding period in 2008. Fees from investment banking and other advisory activities decreased $8 million, or 3%, as compared to the 2008 period, principally reflecting a change in the mix of advisory activities as a $106 million, or 46%, decline in M&A and Strategic Advisory revenue was significantly offset by a $95 million, or 397%, increase in Restructuring revenue. Our investment banking fees reflect fees from M&A and Strategic Advisory, Restructuring and Capital Markets and Other Advisory assignments encompassing general strategic and transaction-specific advice to public and private companies, governments and other parties, and includes various capital markets advisory services. Restructuring revenue also includes fees for advising on distressed asset sales. Some of our assignments and, therefore, related revenue, are not reflected in or correlated to publicly available statistical information and, therefore, may not correlate to global industry statistics. Money management fees, including incentive fees, in the 2009 period decreased $7 million, or 4%, as compared to the corresponding period in 2008 due to a $15 billion, or 12%, decline in average AUM for the three month period ended September 30, 2009 versus the corresponding period in 2008, primarily the result of market and foreign exchange depreciation, partially offset by increased incentive fees earned in 2009. Interest income in the 2009 period decreased $14 million, or 59%, due to a lower interest rate environment as well as lower average cash balances and receivables from banks. Other revenue increased by $29 million in the three month period ended September 30, 2009 as compared to the 2008 period, principally due to higher investment income from the Company’s investment portfolio and revenue from noncontrolling interests. Interest expense for the three month period ended September 30, 2009 decreased by $6 million, or 18%, which resulted principally from the Company’s partial repurchases of senior notes, as well as lower interest paid on LFB’s customer deposits.

Compensation and benefits expense for the three month period ended September 30, 2009 decreased by $182 million. Compensation and benefits expense in the 2008 period included a $197 million charge relating to the LAM Merger. When excluding such charge, compensation and benefits expense in the 2009 period increased by $16 million due to $22 million of additional amortization of deferred cash incentive awards, partially offset by lower salaries due to the staff reductions associated with the restructuring plan implemented during the first quarter of 2009. Compensation and benefits expense was 58.0% of operating revenue in the three month period ended September 30, 2009, as compared to 53.8% in the 2008 period (excluding the impact of the LAM Merger in the 2008 period).

Non-compensation expense for the three month period ended September 30, 2009 decreased by $22 million, or 20%, including the $2 million charge relating to the LAM Merger in the 2008 period. Factors contributing to the decrease are (i) the $12 million provision in the 2008 period for losses from counterparty defaults related primarily to the bankruptcy filing of one of our prime brokers, (ii) lower spending on travel and other business development activities, lower consulting and recruiting fees and (iii) the strengthening of the U.S. dollar versus foreign currencies. The ratio of non-compensation expense to operating revenue was 19.7% for the three month period ended September 30, 2009, as compared to 24.4% of operating revenue for the 2008 period. The ratio, when excluding, in the 2008 period, the $2 million non-compensation charge relating to the LAM merger, was 24.0% of operating revenues in the 2008 period compared to 19.7% in the 2009 period.

Amortization of intangible assets for the three month period ended September 30, 2009 increased by $2 million due to the acquisition of Edgewater’s management vehicles.

Operating income for the three month period ended September 30, 2009 was $73 million, an increase of $208 million as compared to an operating loss of $135 million in the 2008 period (including the impact of the LAM Merger in the 2008 period). When excluding the impact of the LAM Merger charge in the 2008 period, operating income in the 2009 period increased by $8 million. As a percentage of net revenue, operating income in the 2009 period was 18% as compared to (33)% (including the impact of the LAM Merger in the 2008 period), or 16% when excluding the LAM Merger charge in the 2008 period.

The provision for income taxes for the three month period ended September 30, 2009 was $21 million, an increase of $16 million compared to a tax provision of $5 million in the 2008 period. When excluding the tax benefit of $7 million related to the LAM Merger in the 2008 period, the income tax provision in the 2009 period increased by $9 million, with such increase principally due to higher operating income in the 2009 period as compared to the 2008 period, and the geographic mix of operating income.

Net income attributable to noncontrolling interests for the three month period ended September 30, 2009 increased by $10 million as compared to the 2008 period.

Nine Months Ended September 30, 2009 versus September 30, 2008

The Company reported net income attributable to Lazard Group of $9 million for the nine month period ended September 30, 2009, an increase of $51 million, as compared to a net loss of $42 million in the corresponding period in 2008. Such increase was principally the result of the impact of the LAM Merger in the third quarter of 2008, which reduced net income in the nine month period ended September 30, 2008 by $192 million, partially offset by the restructuring charge in the first quarter of 2009, which reduced net income attributable to Lazard Group in the nine month period ended September 30, 2009 by $56 million. Excluding the after-tax impact of the restructuring expense in the 2009 period and the LAM Merger charge in the 2008 period, net income attributable to Lazard Group in the nine month period ended September 30, 2009 was $65 million, a decrease of $85 million, or 56%, as compared to the corresponding period in 2008. Such reduction of $85 million in net income was affected by a 13% decline in Financial Advisory net revenue, which reflected a slowdown in global M&A activity (which was partially offset by an increase in restructuring activity) and a 20% decline in Asset Management net revenue as a result of the decline in average AUM. In aggregate, the impact on net income of the decline in revenue was partially offset by lower amounts relating to compensation and non-compensation expense.

Net revenue decreased $145 million, or 12%, for the nine month period ended September 30, 2009, as compared to the corresponding period in 2008, with operating revenue decreasing $165 million, or 13%, compared to the prior year period. Fees from investment banking and other advisory activities decreased $87 million, or 12%, as compared to the 2008 period principally reflecting a change in the mix of advisory activities as a $266 million, or 43%, decline in M&A and Strategic Advisory revenue, was partially offset by a $201 million, or 279%, increase in Restructuring revenue, which includes fees for advising on distressed asset sales. Money management fees, including incentive fees, in the 2009 period decreased $111 million, or 23%, as compared to the corresponding period in 2008 due to a $33 billion, or 25%, decline in average AUM for the nine month period ended September 30, 2009 versus the corresponding period in 2008, primarily as the result of market and foreign exchange depreciation, partially offset by higher incentive fees earned in 2009. Interest income decreased $41 million, or 61%, due to a lower interest rate environment as well as lower average cash balances and receivables from banks. Other revenue increased by $68 million in the nine month period ended September 30, 2009 as compared to the 2008 period principally due to increased investment income and revenue from noncontrolling interests. Other revenue in the 2008 period was negatively impacted by investment-related losses of $43 million in aggregate in our bank’s corporate debt portfolio (redesignated as “available-for-sale” effective July 1, 2008) and the Company’s investment portfolio. With respect to the latter, during the 2009 period, the Company had in place a hedging strategy to minimize its risks associated with volatility in the equity markets. Interest expense for the nine month period ended September 30, 2009 decreased $26 million, or 23%, primarily related to the Company’s May 2008 repurchase of $437 million aggregate principal amount of its 6.12% senior notes in connection with the remarketing of such notes, the partial repurchases of other senior notes and lower interest paid on LFB’s customer deposits.

Compensation and benefits expense for the nine month period ended September 30, 2009 decreased by $213 million. Compensation and benefits expense in the 2008 period included a $197 million charge relating to the

LAM Merger in the third quarter of 2008. When excluding such charge, compensation and benefits expense in the 2009 period decreased by $16 million, reflecting lower salary and benefit costs due to the impact of the staff reductions associated with the restructuring program implemented during the first quarter of 2009 discussed below, the strengthening of the U.S. dollar versus foreign currencies and lower discretionary bonuses as a result of lower operating revenue, partially offset by $78 million of additional amortization of an increased amount of RSUs and deferred cash awards granted. Compensation and benefits expense was 62.7% of operating revenue in the nine month period ended September 30, 2009, as compared to 55.7% in the 2008 period excluding the impact of the LAM Merger. As described above, our compensation ratio for the first nine months of 2009 is not necessarily representative of the ratio for the full year.

Non-compensation expense for the nine month period ended September 30, 2009 decreased by $62 million, or 21%, including the $2 million charge relating to the LAM Merger in the 2008 period. Factors contributing to the decrease include (i) the $12 million provision in the 2008 period for losses from counterparty defaults related primarily to the bankruptcy filing of one of our prime brokers, (ii) lower spending on travel and other business development activities, lower consulting and recruiting fees and (iii) the strengthening of the U.S. dollar versus foreign currencies. The ratio of non-compensation expense to operating revenue was 21.3% for the nine month period ended September 30, 2009, as compared to 23.4% of operating revenue for the 2008 period. The ratio, when excluding, in the 2008 period, the $2 million non-compensation charge relating to the LAM merger, was 23.3% of operating revenues in the 2008 period compared to 21.3% in the 2008 period.

Amortization of intangible assets for the nine month period ended September 30, 2009 decreased by $2 million principally due to lower amortization of intangibles related to GAHL and CWC, partially offset by an increase related to Edgewater.

During the first nine months of 2009, we continued to redeploy our banking professionals into growth areas and reduced staffing in other areas to further optimize our mix of personnel. As a result, a pre-tax charge of $62 million was recorded in the first quarter of 2009 in connection with severance and benefit payments, the acceleration of unrecognized expense pertaining to RSUs previously granted to individuals who were terminated and certain other costs related to the restructuring initiative.

Operating income for the nine month period ended September 30, 2009 was $40 million, an increase of $69 million as compared to an operating loss of $29 million in the 2008 period (including the impact of the restructuring charge in the first quarter of 2009 and the LAM Merger charge in the third quarter of 2008). Excluding the impact of such charges, operating income in the 2009 period was $103 million, a decline of $68 million, or 40%, from operating income in the 2008 period of $171 million. As a percentage of net revenue, operating income in the 2009 period was 4% as compared to an operating loss of (2)% in the corresponding period in 2008. When excluding the impact of such of the restructuring charge in the 2009 period and charge related to the LAM Merger in the 2008 period, operating income as a percentage of net revenue in the 2009 period was 10% compared to 14% in the 2008 period.

The provision for income taxes for the nine month period ended September 30, 2009 was $30 million, an increase of $7 million compared to a tax provision of $23 million in the 2008 period. When excluding the tax benefits of $6 million relating to the restructuring charge in the first quarter of 2009 and $7 million related to the LAM Merger in the 2008 period, the income tax provision in the 2009 period increased by $6 million.

Net income attributable to noncontrolling interests for the nine month period ended September 30, 2009 increased by $11 million as compared to the 2008 period due to a higher charge related to revenue from noncontrolling interests (included in “revenue – other”).

Business Segments

The following is a discussion of net revenue and operating income (loss) for the Company’s business segments - Financial Advisory, Asset Management and Corporate. Each segment’s operating expenses include (i) compensation and benefits expense incurred directly in support of the segment and (ii) other operating expenses, which include directly incurred expenses for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourcing, and indirect support costs (including compensation and benefits expense and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistical drivers such as, among other items, headcount, square footage and transactional volume. For the nine month period ended September 30, 2009, restructuring expense was recorded in the Corporate segment.

Financial Advisory

The following table summarizes the operating results of the Financial Advisory segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	($ in thousands)
M&A and Strategic Advisory	$124,691	$230,890	$356,020	$621,982
Restructuring	119,101	23,944	273,261	72,148
Capital Markets and Other Advisory	15,429	14,906	44,941	76,569

Net Revenue	259,221	269,740	674,222	770,699
Operating Expenses (a)	212,543	197,494	595,649	601,927

Operating Income	$46,678	$72,246	$78,573	$168,772

Operating Income, as a Percentage of Net Revenue	18%	27%	12%	22%

	As of September 30,
	2009	2008
Headcount (b):
Managing Directors	146	152
Limited Managing Directors	3	5
Other Employees:
Business segment professionals	683	698
All other professionals and support staff	215	249

Total	1,047	1,104

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(b)	Excludes headcount related to indirect support functions, with such headcount being included in the Corporate segment.

Net revenue trends in Financial Advisory for M&A and Strategic Advisory and Restructuring are generally correlated to the volume of completed industry-wide M&A transactions and restructurings occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in significant non-public assignments. Certain Lazard client statistics and global industry statistics are set forth below:

	Nine Months Ended September 30,
	2009	2008
Lazard Statistics:
Number of Clients:
Total	478	548
With Fees Greater Than $1 Million	188	167
Percentage of Total Financial Advisory Revenue From Top 10 Clients	19%	24%
Number of M&A Transactions Completed With Values Greater Than $1 Billion (a)	23	34

(a)	Source: Thomson Financial as of October 14, 2009

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms. The offices that generate Financial Advisory net revenue are located in the U.S., Europe (principally in the U.K., France, Italy, Spain and Germany) and the rest of the world (principally in Australia).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
United States	47%	46%	51%	51%
Europe	45	50	43	43
Rest of World	8	4	6	6

Total	100%	100%	100%	100%

The Company’s managing directors and many of its professionals have significant experience, and many of them are able to use this experience to advise on M&A, strategic advisory matters and restructuring transactions, depending on clients’ needs. This flexibility allows Lazard to better match its professionals with the counter-cyclical business cycles of mergers and acquisitions and restructurings. While Lazard measures revenue by practice area, Lazard does not separately measure the costs or profitability of M&A and strategic advisory services as compared to restructuring services. Accordingly, Lazard measures performance in its Financial Advisory segment based on overall segment net revenue and operating income margins.

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

Three Months Ended September 30, 2009 versus September 30, 2008

For the three month period ended September 30, 2009, Financial Advisory net revenue decreased $11 million, or 4%, as compared to the corresponding period in 2008, reflecting a change in the mix of advisory activities as M&A and Strategic Advisory revenue decreased $106 million, or 46%, substantially offset by Restructuring revenue which increased $95 million, or 397%, and Capital Markets and Other Advisory net revenue which increased $0.5 million, or 4%.

The decrease in M&A and Strategic Advisory revenue for the three month period ended September 30, 2009 was principally due to the continued weakness related to M&A activity described above, which resulted in a lower number of transactions and lower average fees per transaction. Our major clients, which in the aggregate represented a significant portion of our M&A and Strategic Advisory revenue for the 2009 period, included Anheuser-Busch InBev, Caisse d’Epargne, Eurotunnel, GlaxoSmithKline, IBM, KKR Private Equity Investors, Kraft Foods, and Theolia.

Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings, distressed asset sales and advice on complex on- and off-balance sheet assignments, such as retiree health care obligations. Restructuring revenue during the 2009 period increased significantly as compared to the 2008 period due to the significant increases in defaults and in-court and out-of-court restructurings. Notable assignments completed in the third quarter of 2009 included Asciano, CapitalSource, Cemex, Ineos Group and Landsource. Recently announced Restructuring assignments that we are currently involved with include in-court Chapter 11 bankruptcies and restructuring and debt advisory assignments relating to major industry groups such as Automotive, Chemicals, Consumer Goods, Professional and Financial Services, Real Estate and Property Development, Technology and Media, Gaming, Entertainment and Hospitality, among others.

Capital Markets and Other Advisory net revenue in the 2009 period reflected increases in the value of fund closings by our Private Fund Advisory Group, which were principally offset by decreases in Equity Capital Markets transactions and private placements, which have been impacted by the deterioration of the financial markets in 2008 and 2009. Transactions in the third quarter of 2009 included Gores III and Triton III in our Private Fund Advisory Group, A123 Systems and CDC Corporation on their IPOs, Onyx Pharmaceuticals on its new convertible issue, and ARIAD Pharmaceuticals on its follow-on capital markets transaction. In addition, we advised on Private Investment in Public Equity transactions (“PIPEs”) and Registered Direct (“RD”) Offerings for Orexigen and Oxigene.

Operating expenses for the three month period ended September 30, 2009 increased $15 million, or 8%, as compared to the 2008 period, primarily due to additional amortization of RSUs and deferred cash awards granted, partially offset by lower salaries and benefits due to the impact of the staff reductions associated with the restructuring program implemented during the first quarter of 2009, the strengthening of the U.S. dollar versus foreign currencies, lower discretionary bonuses as a result of lower operating revenue, reductions in travel and other business development expenses and technology expenses.

Financial Advisory operating income for the third quarter of 2009 was $47 million, a decrease of $26 million as compared to the 2008 period, and represented 18% of segment net revenues for the 2009 period, as compared to 27% in the 2008 period.

Nine Months Ended September 30, 2009 versus September 30, 2008

For the nine month period ended September 30, 2009, Financial Advisory net revenue decreased $96 million, or 13%, as compared to the corresponding period in 2008, reflecting a change in the mix of advisory activities as M&A and Strategic Advisory revenue decreased $266 million, or 43%, and Capital Markets and Other Advisory net revenue decreased $32 million, or 41%, with such decreases partially offset by Restructuring revenue which increased $201 million, or 279%, which includes fees for advising on distressed asset sales.

The decrease in M&A and Strategic Advisory revenue for the nine month period ended September 30, 2009 was principally due to the adverse economic and market conditions described above, which resulted in lower average fees per transaction for clients generating fee revenues greater than $1 million.

The decrease in Capital Markets and Other Advisory net revenue reflected decreases in the value of fund closings by our Private Fund Advisory Group and private placements by our Capital Markets Group, as well as declines in Equity Capital Markets transactions, all of which have been impacted by the continued deterioration of the financial markets during 2009.

Operating expenses for the nine month period ended September 30, 2009 decreased $6 million, or 1%, as compared to the 2008 period, primarily due to lower salaries and benefits due to the impact of the staff reductions associated with the restructuring program implemented during the first quarter of 2009, the strengthening of the U.S. dollar versus foreign currencies, lower discretionary bonuses as a result of lower operating revenue, partially offset by additional amortization of an increased amount of RSUs and deferred cash incentive awards granted. Other factors contributing to the decrease were lower costs related to travel and other business development expenses, technology expenses and support group charges.

Financial Advisory operating income for the first nine months of 2009 was $79 million, a decrease of $90 million as compared to the 2008 period, and represented 12% of segment net revenues for the 2009 period, as compared to 22% in the 2008 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	September 30, 2009	December 31, 2008
	($ in millions)
AUM:
International Equities	$30,826	$25,000
Global Equities	51,414	31,553
U.S. Equities	14,889	13,177

Total Equities	97,129	69,730

European and International Fixed Income	14,078	12,690
Global Fixed Income	2,063	1,183
U.S. Fixed Income	2,429	1,951

Total Fixed Income	18,570	15,824

Alternative Investments	3,582	3,196
Private Equity(a)	783	1,579
Cash Management	121	780

Total AUM	$120,185	$91,109

(a)	At September 30, 2009, includes $0.6 billion related to the July 15, 2009 acquisition of Edgewater’s management vehicles and no longer includes AUM of FPG and the investment company for which Lazard may earn carried interests (which amounted to $1.4 billion of AUM at December 31, 2008) due to the sale of FPG effective September 30, 2009.

Average AUM for the three month and nine month periods ended September 30, 2009 and 2008 is set forth below. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	($ in millions)
Average AUM	$109,102	$123,713	$97,599	$130,758

Total AUM at September 30, 2009 increased $29 billion, or 32%, as compared to that at December 31, 2008, with average AUM for the three month and nine month periods ended September 30, 2009 decreasing 12% and 25%, respectively, as compared to the average AUM for the corresponding 2008 periods. International, Global and U.S. equities represented 26%, 43% and 12% of total AUM at September 30, 2009, respectively, versus 27%, 35% and 14% of total AUM at December 31, 2008, respectively.

As of September 30, 2009 and 2008, approximately 88% and 85%, respectively, of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and 12% and 15%, respectively, of our AUM was managed on behalf of individual clients, which are principally family offices and high-net worth individuals.

The following is a summary of changes in AUM for the three month and nine month periods ended September 30, 2009, and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	($ in millions)
AUM—Beginning of Period	$98,020	$134,139	$91,109	$141,413
Net Flows(a)	7,743	(660)	5,650	3,604
Acquisitions/(Dispositions)(b)	(831)	–	(831)	–
Market and Foreign Exchange Appreciation (Depreciation)	15,253	(20,192)	24,257	(31,730)

AUM—End of Period	$120,185	$113,287	$120,185	$113,287

(a)	Includes inflows of $11,110 and $20,393 and outflows of $3,367 and $14,743 for the three month and nine month periods ended September 30, 2009, respectively, and inflows of $4,986 and $20,927 and outflows of $5,646 and $17,323 for the three month and nine month periods ended September 30, 2008, respectively.
(b)	Includes AUM and unfunded fee-earning commitments related to the acquisition of Edgewater’s management vehicles, offset by the disposition of private equity AUM related to the sale of FPG.

Inflows during the nine month period ended September 30, 2009 occurred in a broad range of products, with emphasis on Emerging Markets and Global Thematic Equity products due to increased investments in existing accounts as well as new accounts gained. Outflows occurred most significantly in U.S. Mid Cap and Small Cap Equity and European and U.K. Equity products.

Consistent with the industry as a whole, we experienced market and foreign exchange appreciation in the third quarter and the nine month period ended September 30, 2009, with these factors being principal contributors to the increase in AUM. During the nine month period ended September 30, 2009, equity products experienced the most significant market appreciation, with such increase slightly better than the global market indices previously described. As of September 30, 2009, AUM denominated in foreign currencies represented approximately 46% of our total AUM, as compared to 44% at September 30, 2008. Foreign denominated AUM declines in value with the strengthening of the U.S. dollar and increases in value as the U.S. dollar weakens.

The following tables summarizes the operating results of the Asset Management segment for the three month and nine month periods ended September 30, 2009 and 2008.

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
		As Reported	Impact of LAM Merger (a)	Excluding LAM Merger (b)
	($ in thousands)
Revenue:
Management Fees	$133,377	$145,332		$145,332
Incentive Fees	15,202	10,179		10,179
Other	8,449	430		430

Sub-total	157,028	155,941		155,941
Noncontrolling Interest Revenue	3,716	(8,161)		(8,161)

Net Revenue	160,744	147,780		147,780
Operating Expenses (c)	117,728	317,915	$197,550	120,365

Operating Income (Loss)	43,016	(170,135)	(197,550)	27,415
Add (Deduct):
Noncontrolling Interest Revenue	(3,716)	8,161		8,161
Amortization of Intangible Assets	2,011	282		282

Operating Income (Loss), after adjusting for the above items	$41,311	$(161,692)	$(197,550)	$35,858

Operating Income, as a Percentage of Net Revenue	27%	(115)%		19%

Operating Income, as a Percentage of Net Revenue, each excluding the items above	26%	(104)%		23%

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
		As Reported	Impact of LAM Merger (a)	Excluding LAM Merger (b)
Revenue:
Management Fees	$334,000	$460,449		$460,449
Incentive Fees	33,807	18,608		18,608
Other	23,100	23,897		23,897

Sub-total	390,907	502,954		502,954
Noncontrolling Interest Revenue	2,903	(9,771)		(9,771)

Net Revenue	393,810	493,183		493,183
Operating Expenses (c)	312,141	574,850	$197,550	377,300

Operating Income (Loss)	81,669	(81,667)	(197,550)	115,883
Add (Deduct):
Noncontrolling Interest Revenue	(2,903)	9,771		9,771
Amortization of Intangible Assets	2,574	845		845

Operating Income (Loss), after adjusting for the above items	$81,340	$(71,051)	$(197,550)	$126,499

Operating Income, as a Percentage of Net Revenue	21%	(17)%		23%

Operating Income, as a Percentage of Net Revenue, each excluding the items above	21%	(14)%		25%

	As of September 30,
	2009	2008
Headcount(d):
Managing Directors	53	55
Limited Managing Directors	–	1
Other Employees:
Business segment professionals	297	335
All other professionals and support staff functions	265	320

Total	615	711

(a)	See Note 7 of Notes to Condensed Consolidated Financial Statements for information regarding the LAM Merger.
(b)	A non-GAAP measure.
(c)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(d)	Excludes headcount related to indirect support functions, with such headcount being included in the Corporate segment.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
United States	54%	53%	51%	52%
Europe	35	36	38	37
Rest of World	11	11	11	11

Total	100%	100%	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results. As reflected in the tables of operating results of the Asset Management segment above, the LAM Merger in the third quarter of 2008 had a significant impact on the segment’s operating results in the 2008 periods. Lazard management believes that comparisons between periods are most meaningful after excluding the impact of the LAM Merger. Further, Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2009 versus September 30, 2008

Asset Management net revenue in the three month period ended September 30, 2009 increased $13 million, or 9%, as compared to the corresponding period in 2008. Management fees for the 2009 period decreased $12 million, or 8%, as compared to the 2008 period driven by a 12% decrease in average AUM due largely to the decline in equity markets but partially offset by the impact of a change in the mix of investment products and levels of management fees on certain products. Incentive fees increased $5 million in the 2009 period, substantially all of which related to traditional long-only investment strategies. Other revenue increased $20 million, or 257%, as compared to 2008, principally due to higher revenue from noncontrolling interests and foreign exchange remeasurement gains.

Operating expenses for the 2009 period decreased by $200 million, or 63%, as compared to the 2008 period. Operating expenses in the 2008 period included a $197 million charge relating to the LAM Merger in the third quarter of 2008. When excluding such charge, operating expenses in the 2009 period decreased by $3 million, or 2%, due to decreased compensation related to lower headcount, lower discretionary bonuses related to lower operating revenue and declines in travel and other business development expenses.

Asset Management had operating income for the three month period September 30, 2009 of $43 million, an increase of $213 million as compared to an operating loss of $170 million in the corresponding period in 2008. When excluding the impact of the LAM Merger charge in the 2008 period, operating income in the 2009 period of $43 million increased by $16 million, or 57%, when compared to the 2008 period, and represented 27% of segment net revenue for the 2009 period as compared to 19% in the corresponding 2008 period.

Nine Months Ended September 30, 2009 versus September 30, 2008

Asset Management net revenue in the nine month period ended September 30, 2009 declined $99 million, or 20%, as compared to the corresponding period in 2008. Management fees for the 2009 period decreased $126 million, or 27%, as compared to the 2008 period, driven by a 25% decrease in average AUM. This decrease was due largely to the decline in equity markets as well as the impact of a change in the mix of investment products and levels of management fees on certain products. Incentive fees increased $15 million in the 2009 period, substantially all of which related to traditional long-only investment strategies. Other revenue increased $12 million, or 84%, as compared to 2008, principally as a result of higher revenue from noncontrolling interests and foreign exchange remeasurement gains.

Operating expenses for the 2009 period decreased by $263 million, or 46%, as compared to the 2008 period. Operating expenses in the 2008 period included a $197 million charge relating to the LAM Merger in the third quarter of 2008. When excluding such charge, operating expenses in the 2009 period decreased by $65 million, or 17%, due to decreased compensation related to reduced headcount, lower discretionary bonuses related to lower operating revenue and declines in business development expenses for travel and market-related data and support group charges.

Asset Management had operating income for the nine month period September 30, 2009 of $82 million, an increase of $164 million as compared to an operating loss of $82 million in the corresponding period in 2008. When excluding the impact of the LAM Merger charge in the 2008 period, operating income in the 2009 period decreased by $34 million, or 30%, when compared to the 2008 period, and represented 21% of segment net revenue in the 2009 period as compared to 23% for the corresponding period in 2008.

Corporate

The following table summarizes the results of the Corporate segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	($ in thousands)
Interest Income	$8,220	$19,343	$27,937	$52,233
Interest Expense	(26,636)	(33,278)	(81,900)	(109,926)

Net Interest Revenue (Expense)	(18,416)	(13,935)	(53,963)	(57,693)
Other Revenue	9,857	1,951	21,239	(26,290)

Net Revenue	(8,559)	(11,984)	(32,724)	(83,983)
Operating Expenses	7,965	24,792	87,141 (a)	31,840

Operating Loss	$(16,524)	$(36,776)	$(119,865)	$(115,823)

	As of September 30,
	2009	2008

Headcount (b):
Managing Directors	7	8
Limited Managing Directors	–	–
Other Employees:
Business segment professionals	10	8
All other professionals and support staff	605	643

Total	622	659

(a)	Includes restructuring expense of $62,550 recorded in the first quarter of 2009.
(b)	Includes headcount related to support functions.

Corporate Results of Operations

Three Months Ended September 30, 2009 versus September 30, 2008

Net interest expense in the three month period ended September 30, 2009 increased $4 million, or 32%, as compared to the corresponding period in 2008 principally due to lower interest income. During the 2009 period interest income decreased by $11 million due to a lower interest rate environment and lower average cash balances and receivables from banks. Average cash decreased as a result of the share repurchases of Lazard Ltd’s Class A common stock (“Class A common stock”) as well as the repurchase of a portion of the Company’s outstanding 6.85% and 7.125% senior notes. The decrease in interest income was partially offset by lower interest expense in the 2009 period of $7 million, principally as a result of the above-mentioned repurchases of senior notes, as well as lower interest paid on LFB’s customer deposits.

Other revenue in the 2009 period increased by $8 million as compared to the prior year period principally due to increased investment gains from the Company’s investment portfolio, partially offset by lower foreign exchange remeasurement gains.

Operating expenses for the 2009 period decreased by $17 million compared to the 2008 period principally due to a $12 million provision for counterparty defaults and a $2 million charge relating to the LAM merger in the 2008 period and a higher level of indirect support costs allocated to the businesses segments.

Nine Months Ended September 30, 2009 versus September 30, 2008

Net interest expense in the nine month period ended September 30, 2009 decreased $4 million, or 6%, as compared to the corresponding period in 2008. During the 2009 period interest income declined by $24 million due to a lower interest rate environment and lower average cash balances and receivables from banks. Average cash decreased as a result of the share repurchases of Class A common stock as well as the repurchase of a portion of the Company’s outstanding 6.85% and 7.125% senior notes. The decrease in interest income was substantially offset by lower interest expense in the 2009 period of $28 million, principally as a result of the reduction in interest expense related to the Company’s May 2008 purchase of $437 million aggregate principal amount of its 6.12% senior notes in connection with the remarketing of such notes and by the above-mentioned repurchases of senior notes, as well as lower interest paid on LFB’s customer deposits.

Other revenue in the 2009 period increased by $48 million as compared to the prior year period, principally due to the 2008 period being impacted by investment related losses of $43 million in aggregate in our bank’s corporate debt portfolio (redesignated as “available-for-sale” effective July 1, 2008) and the Company’s investment portfolio, while in the 2009 period there were investment gains. During the 2009 period, the Company had in place a hedging strategy to minimize its risks associated with volatility in the equity markets.

Operating expenses for the 2009 period increased by $55 million compared to the 2008 period, principally due to the restructuring expense of $62 million in the three month period ended March 31, 2009 and a lower level of indirect support costs allocated to the business segments, partially offset by a reduction of $12 million provision for counterparty defaults and a $2 million charge relating to the LAM Merger in the 2008 period.

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

Summary of Cash Flows:

	Nine Months Ended September 30,
	2009	2008
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income (loss)	$10.0	$(52.0)
Noncash charges (a)	243.0	205.3
Other operating activities (b)	(196.5)	64.9

Net cash provided by operating activities	56.5	218.2

Investing activities (c)	(115.1)	(142.4)
Financing activities (d)	(190.0)	(333.2)
Effect of exchange rate changes	20.6	(8.5)

Net Decrease in Cash and Cash Equivalents	(228.0)	(265.9)
Cash and Cash Equivalents:
Beginning of Period	907.3	1,000.5

End of Period	$679.3	$734.6

(a)	Consists of the following:

Depreciation and amortization of property	$16.8	$15.3
Amortization of deferred expenses, stock units and interest rate hedge	223.8	185.7
Amortization of intangible assets related to acquisitions	2.7	4.3
Gain on extinguishment of debt	(0.3)	–

	$243.0	$205.3

(b)

Includes net changes in operating assets and liabilities relating to increases and decreases between periods in both the “deposits and other payables” and “receivables-net” captions on the statements of cash flows and relates primarily to activities of LFB. Included within the “receivables-net” caption on the statements of cash flows are amounts related to LFB’s short-term inter-bank deposits, which represent substantially all of the separately identified amount recorded as “receivables—net: banks” on the Company’s statements of financial condition. The level of these inter-bank deposits is primarily driven by the level of LFB customer and bank-related interest-bearing time and demand deposits, which can fluctuate significantly on a daily basis. As the amount of such deposits change, there is generally a corresponding, but indirect, impact on the level of short-term inter-bank deposits.

(c)	Principally relates to the acquisition of Edgewater’s management vehicles and our equity method investment in Sapphire Industrials Corp. (“Sapphire”) in the 2009 and 2008 periods, respectively (see Notes 8 and 11 of Notes to Condensed Consolidated Financial Statements), purchases and proceeds from sales and maturities of “available-for-sale” and “held-to-maturity” securities and the purchase of our equity method investment in Merchant Bankers Asociados.
(d)	Primarily includes distributions to members and noncontrolling interest holders, repurchases of common membership interests from LAZ-MD Holdings and shares of Class A common stock and activity related to borrowings, including, in the 2008 period, the Company’s purchase of $437 million aggregate principal amount of its 6.12% senior notes in connection with the remarketing and the concurrent settlement of the purchase contract component of the equity security units (“ESUs”), which resulted in Lazard Group issuing 14,582,750 common membership interests for aggregate proceeds of $437 million, as well as the repurchase of a portion of the Company’s other outstanding senior notes.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. At September 30, 2009, Lazard had approximately

$900 million of cash and liquid securities, including $148 million of U.S. government debt and agencies securities and $80 million of investments in marketable equity securities and public and private asset management funds. We maintain lines of credit in excess of anticipated liquidity requirements. As of September 30, 2009, Lazard had approximately $263 million in unused lines of credit available to it, including a $150 million senior revolving credit facility with a group of lenders that expires in May, 2010 (the “Credit Facility”) and $45 million of unused lines of credit available to each of LFB and Edgewater. In addition, LFB has access to the Eurosystem covered bond purchase program of the Banque de France.

Financing

Over the past several years, Lazard has entered into several financing agreements designed to strengthen both its capital base and liquidity. Each of these agreements is discussed in more detail in our consolidated financial statements and related notes included elsewhere in this Form 10-Q or in our Form 10-K. The table below sets forth our corporate indebtedness as of September 30, 2009 and December 31, 2008.

	Maturity Date	As of September 30, 2009	As of December 31, 2008	Increase (Decrease)

		($ in millions)
Senior Debt:
7.125% (a)	2015	$538.5	$538.5	$–
6.85% (a)	2017	548.4	549.3	(0.9)
Subordinated Debt:
3.25% (b)	2016	150.0	150.0	–

Total Senior and Subordinated Debt		$1,236.9	$1,237.8	$(0.9)

(a)	During the nine month period ended September 30, 2009, the Company repurchased $0.9 million principal amount of its 6.85% Senior Notes due in 2017, and recognized an aggregate gain of $0.3 million in “revenue – other”.
(b)	Convertible into shares of Class A common stock at an effective conversion price of $57 per share. One third in principal amount became convertible on and after July 1, 2008, an additional one third in principal amount became convertible on and after July 1, 2009, and a final one third in principal amount will become convertible on and after July 1, 2010, with no principal amounts convertible after June 30, 2011.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, along with the use of our credit lines described above as needed, should be sufficient for us to fund our current obligations for the next 12 months and beyond.

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is owing to the lending bank group, the Credit Facility includes financial condition covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended September 30, 2009, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 2.03 to 1.00 and its Consolidated Interest Coverage Ratio being 7.81 to 1.00. Notwithstanding such compliance, no amounts were outstanding under the Credit Facility as of September 30, 2009.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes, as well as its $150 Million Subordinated Convertible Note, contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At September 30, 2009, the

Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior and subordinated debt.

Members’ Equity

At September 30, 2009, total members’ equity was $407 million as compared to $127 million at December 31, 2008, including $124 million and $21 million of noncontrolling interest on the respective dates. The increase in members’ equity of $280 million in the nine month period ended September 30, 2009 was principally due to (i) net income of $10 million, (ii) increases in AOCI (including noncontrolling interests’ portion thereof) of $91 million, (iii) the current period amortization of RSUs and deferred stock units amounting to $216 million and (iv) common membership interests issued in connection with acquisitions of $32 million, with these items partially offset by (i) purchases of Class A common stock and common membership interests from LAZ-MD Holdings of $64 million and (ii) the delivery of Class A common stock in connection with the settlement of vested RSUs of $12 million. The increases in AOCI described above are due primarily to (i) net positive foreign currency translation adjustments of $65 million and (ii) net mark-ups of $23 million related to securities designated as “available-for-sale”.

During the nine month period ended September 30, 2009, the Company repurchased 1,984,997 shares of Class A common stock and 500,924 Lazard Group common membership interests for an aggregate cost of approximately $64 million, resulting in its remaining share repurchase authorization at September 30, 2009 being approximately $63 million (see Note 12 of Notes to Condensed Consolidated Financial Statements for information regarding the share repurchase program).

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to affiliates. See Note 18 of Notes to Condensed Consolidated Financial Statements for further information. These regulations differ in the U.S., the U.K., France and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see “Item 1-Business—Regulation” included in the Form 10-K.

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of September 30, 2009:

	Contractual Obligations Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior and subordinated debt (including interest) (a)	$1,804,117	$80,805	$161,610	$161,610	$1,400,092
Operating leases (exclusive of $43,647 of sublease income) (b)	435,864	65,500	106,572	59,617	204,175
LAM Merger cash consideration (c)	90,348	–	90,348	–	–
Capital leases (including interest)	33,516	4,134	7,222	6,075	16,085
Private equity funding commitments (b)	13,213	12,786	427	–	–

Total (d)	$2,377,058	$163,225	$366,179	$227,302	$1,620,352

(a)	See Note 10 of Notes to Condensed Consolidated Financial Statements.
(b)	See Note 11 of Notes to Condensed Consolidated Financial Statements.
(c)	See Note 7 of Notes to Condensed Consolidated Financial Statements.
(d)	The table above excludes contingent obligations and any possible payments for uncertain tax positions given the inability to estimate the timing of the latter payments. See Notes 11, 13 and 14 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments and employee compensation and benefit plans and Note 18 of Notes to Consolidated Financial Statements of our Form 10-K for information regarding Lazard’s uncertain tax positions.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our consolidated financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of Lazard’s condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Lazard evaluates its estimates, including those related to revenue recognition, compensation liabilities, income taxes, investing activities, intangible assets and goodwill. Lazard bases these estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

For hedge funds, incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks. The Company records incentive fees on traditional products and hedge funds at the end of the relevant performance measurement period, when potential uncertainties regarding the ultimate realizable amounts have been determined. The performance fee measurement period is generally an annual period (unless an account terminates during the year), and therefore such incentive fees are usually recorded in the fourth quarter of Lazard’s fiscal year. These incentive fees received at the end of the measurement period are not subject to reversal or payback. Incentive fees on hedge funds generally are subject to loss carryforward provisions in which losses incurred by the funds in any year are applied against certain future period net appreciation before any incentive fees can be earned.

For private equity funds, incentive fees may be earned in the form of a “carried interest” if profits arising from realized investments exceed a specified threshold. Typically, such carried interest is ultimately calculated on a whole-fund basis and therefore clawback of carried interests during the life of the fund can occur. As a result, incentive fees earned on our private equity funds are not recorded until potential uncertainties regarding the ultimate realizable amounts have been determined, including any potential for clawback.

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

At September 30, 2009 and December 31, 2008, the Company had approximately $16 million and $18 million, respectively, of receivables past due or deemed uncollectible, and its allowance for doubtful accounts was $14 million and $16 million, respectively.

Income Taxes

As part of the process of preparing its consolidated financial statements, Lazard is required to estimate its income taxes in each of the jurisdictions in which it operates. This process requires Lazard to estimate its actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense, unrealized gains or losses on investments and depreciation. These temporary differences result in deferred tax assets and liabilities, which are included within Lazard’s consolidated statements of financial condition. Significant management judgment is required in determining Lazard’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, valuation allowances are established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by the Company in making this assessment. If actual results differ from these estimates or Lazard adjusts these estimates in future periods, Lazard may need to adjust its valuation allowance, which could materially impact Lazard’s consolidated financial position and results of operations. Furthermore, management applies the more likely than not criteria prior to the recognition of a financial statement benefit of a tax position taken or expected to be taken in a tax return with respect to uncertainties in income taxes.

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

These investments are carried at either fair value on the consolidated statements of financial condition, with any increases or decreases in fair value reflected (i) in earnings, to the extent held by our broker-dealer subsidiaries or when designated as “trading” securities within our non-broker-dealer subsidiaries, and (ii) in AOCI, to the extent designated as “available-for-sale” securities until such time they are realized and reclassified to earnings, or, if designated as “held-to-maturity” securities, amortized cost on the consolidated statements of financial condition. Any declines in the fair value of “available-for-sale” and “held-to-maturity” securities that are determined to be other than temporary are charged to earnings. As described in Note 4 of Notes to Consolidated Financial Statements in our Form 10-K, effective July 1, 2008, as permitted under U.S. GAAP, certain debt securities held by LFB, which were previously designated as “trading” securities, were re-designated as “available-for-sale” securities.

Gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income or AOCI and therefore subject Lazard to market and credit risk.

At September 30, 2009, investments aggregated $832 million (net of securities sold, not yet purchased of $5 million), or 29% of total assets. Included in this amount is $484 million of debt securities, representing 58% of aggregate investments that primarily consist of fixed and floating rate European corporate bonds, U.S. Government and agencies and French government debt securities, all of which subject Lazard to market risk. Approximately 39%, 21%, 17%, 14% and 9% of such debt securities are invested in the government, financial, industrial, consumer and other sectors, respectively. At September 30, 2009, approximately 88% of the corporate bonds held investment grade ratings and approximately $26 million of pre-tax unrealized losses are included in AOCI related to such portfolio.

Also included in the $832 million of aggregate investments were $75 million, or 9%, of investments in equities (net of securities sold, not yet purchased) all of which subject the Company to market risk. Approximately 45% of such amount represents the Company’s investment in marketable equity securities invested 24%, 29%, 10% and 37% in the financial, consumer, industrial and other sectors, respectively. Asset management fund investments represent the remaining 55% of total equities. The Company’s asset management fund investments are diversified and may incorporate particular strategies; however, there are no investments in funds with single sector specific strategies.

In addition to the equity securities above, at September 30, 2009 Lazard held $48 million, or 6%, of aggregate investments in LAM alternative asset management funds principally representing GP interests in LAM-managed hedge funds, which subject Lazard to market risk. The fair value of such interests reflects the pro rata value of the ownership of the underlying securities in the funds. Such funds are broadly diversified and may incorporate particular strategies; however, there are no investments in funds with a single sector specific strategy.

Private equity investments owned by Lazard of $100 million represent approximately 12% of aggregate investments and 3% of total assets at September 30, 2009 and are comprised of investments in private equity funds and direct private equity interests that are generally not subject to short-term market fluctuation, but may subject Lazard to market/credit risk. Private equity investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies (“the mezzanine fund”); (ii) Corporate Partners II Limited, a private equity fund targeting significant noncontrolling investments in established public and private companies; and (iii) Lazard Senior Housing Partners LP, which acquires companies and assets in the senior housing, extended-stay hotel and shopping center sectors.

The remaining $125 million, or 15%, of aggregate investments at September 30, 2009 represents investments (i) accounted for under the equity method of accounting and (ii) private equity and general partnership interests that are consolidated but not owned by Lazard, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are required to be presented within “members’ equity” on the condensed consolidated statements of financial condition.

At December 31, 2008, investments aggregated $613 million (net of securities sold, not yet purchased of $7 million), or 21% of total assets. Included in this amount was $333 million of debt securities, representing 54% of aggregate investments that primarily consist of fixed and floating rate European corporate bonds and French government debt securities, all of which subject Lazard to market risk. Approximately 37%, 26%, 10%, 15% and 12% of such debt securities were invested in the financial, industrial, communications, consumer and other sectors, respectively. At December 31, 2008, approximately 92% of the corporate bonds held investment grade ratings and approximately $62 million of pre-tax unrealized losses included in AOCI related to such portfolio.

Also included in the $613 million of aggregate investments were $64 million, or 10%, of investments in equities (net of securities sold, not yet purchased) all of which subject the Company to market risk. Approximately 48% of which represents the Company’s investment in marketable equity securities invested 39%, 30%, 12% and 19% in the consumer, financial, industrial and other sectors, respectively. Asset management fund investments represent the remaining 52% of total equities. The Company’s asset management fund investments are diversified and may incorporate particular strategies; however, there are no investments in funds with single sector specific strategies.

In addition to the equity securities above, at December 31, 2008 Lazard had $35 million, or 6%, of aggregate investments in LAM alternative asset management funds, principally representing GP interests in LAM-managed hedge funds, which subject Lazard to market risk. The fair value of such interests reflects the pro rata value of the ownership of the underlying securities in the funds. Such funds are broadly diversified and may incorporate particular strategies; however, there are no investments in funds with a single sector specific strategy.

Private equity investments owned by Lazard of $84 million represent approximately 14% of aggregate investments and 3% of total assets at December 31, 2008 and are comprised of investments in private equity funds and direct private equity interests that are generally not subject to short-term market fluctuation, but may subject Lazard to market/credit risk. Private equity investments primarily include (i) the mezzanine fund; (ii) Corporate Partners II Limited; and (iii) Lazard Senior Housing Partners LP.

The remaining $97 million, or 16%, of aggregate investments at December 31, 2008 represents investments (i) accounted for under the equity method of accounting and (ii) general partnership interests that are consolidated but not owned by Lazard, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are required to be presented within “members’ equity” on the condensed consolidated statements of financial condition.

The increase in the aggregate investment at September 30, 2009 compared to December 31, 2008 of $219 million relates to purchases of investments in U.S. government and agency debt securities, private equity investments that are consolidated but not owned by Lazard, the acquisition of Edgewater’s management vehicles, and additional investments in corporate equities to seed Asset Management products, partially offset by sales and maturities in the corporate bond portfolio.

On January 1, 2008, the Company adopted the required fair value measurements accounting guidance issued by the FASB, which, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements about fair value measurements with respect to its financial assets and financial liabilities. Pursuant to such guidance, Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

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

Principally all of the Company’s investments in corporate bonds are considered Level 2 investments with such fair value based on observable data, principally broker quotes as provided by external pricing services. All other debt securities at fair value are considered Level 1 investments with such fair value based on unadjusted quoted prices in active markets.

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

See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information regarding investments and certain other assets and liabilities measured at fair value, including the levels of fair value within which such measurements of fair value fall.

Assets Under Management

AUM managed by LAM and LFG, which represents substantially all of the Company’s total AUM, principally consist of debt and equity instruments whose value is readily available based on quoted prices on a recognized exchange or by a broker. Accordingly, significant estimates and judgments are generally not involved in the calculation of the value of our AUM.

Goodwill

In accordance with current accounting guidance, goodwill has an indefinite life and is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, Lazard makes estimates and assumptions in order to determine the fair value of its assets and liabilities and to project future earnings using various valuation techniques. Lazard’s assumptions and estimates are used in projecting future earnings as part of the valuation, and actual results could differ from those estimates. See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding goodwill.

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

Lazard is involved with various entities in the normal course of business that are VIEs and holds variable interests in such VIEs. Transactions associated with these entities primarily include investment management, real estate and private equity investments. Those VIEs for which Lazard was determined to be the primary beneficiary were consolidated in accordance with current accounting guidance. Those VIEs included company-sponsored venture capital investment vehicles established in connection with Lazard’s compensation plans. In connection with the separation, Lazard Group transferred its general partnership interests in those VIEs to a subsidiary of LFCM Holdings. Lazard Group has determined that it is no longer the primary beneficiary with respect to those VIEs and, as a result, the Company no longer consolidates such VIEs.

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

Market and Credit Risks

Lazard is subject to credit and market risks and therefore has established procedures to assess such risks, as well as specific interest rate and currency risk, and has established limits related to various positions. Market and/or credit risks related to investments are discussed under “Investments” above.

Lazard enters into interest rate swaps and foreign currency exchange contracts to hedge exposures to interest rates and currency exchange rates and uses equity swap contracts to hedge a portion of its market exposure with respect to certain equity investments.

At September 30, 2009 and December 31, 2008, derivative contracts related primarily to interest rate swaps and equity and foreign currency exchange rate contracts and are recorded at fair value. Derivative assets amounted to $2 million and $5 million at September 30, 2009 and December 31, 2008, respectively, with derivative liabilities amounting to $21 million and $44 million, at such respective dates. The decrease in derivative liabilities at September 30, 2009, as compared to December 31, 2008, related to the Company’s equity and foreign currency exchange contracts, partially offset by an increase in amounts pertaining to interest rate hedging activities.

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

The primary market risks associated with LFB’s securities portfolio, foreign currency exchange hedging and lending activities are sensitivity to changes in the general level of credit spreads and interest rate and foreign exchange risk. The risk management strategies that we employ use various risk sensitivity metrics to measure such risks and to examine behavior under significant adverse market conditions, such as those we are currently experiencing. The following sensitivity metrics provide the resultant effects on the Company’s operating income for the nine month period ended September 30, 2009:

•	LFB’s credit spread risk, as measured by a 100+/– basis point change in credit spreads, totaled $(12) million and $14 million, respectively.

•	LFB’s interest rate risk as measured by a 100+/– basis point change in interest rates, totaled approximately $250 thousand.

•	Foreign currency risk associated with LFB’s open positions, in the aggregate, as measured by a 200+/– basis point change against the U.S. dollar, totaled approximately $2 thousand.

LFB fully secures its collateralized financing transactions with fixed income securities.

Risks Related to Receivables

We maintain an allowance for bad debts to provide coverage for probable losses from our fee and customer receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where we determine the receivables are impaired. At September 30, 2009, total receivables amounted to $666 million, net of an allowance for bad debts of $14 million. As of that date, inter-bank deposits, financial advisory and asset management fees, customer and related party receivables comprised 1%, 60%, 17% and 22% of total receivables, respectively. At December 31, 2008, total receivables amounted to $769 million, net of an allowance for bad debts of $16 million. As of that date, inter-bank deposits, financial advisory and asset management fees, customer and related party receivables comprised 30%, 51%, 10% and 9% of total receivables, respectively. See also “—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

Receivables from banks represent those related to LFB’s short-term inter-bank deposits. The level of these inter-bank deposits is primarily driven by the level of LFB customer and bank-related interest-bearing time and demand deposits, which can fluctuate significantly on a daily basis. As the amount of such deposits held at LFB changes, there is generally a corresponding, but indirect, impact on the level of short-term inter-bank deposits. While historically the risk of loss associated with such inter-bank deposits was extremely low, with the unprecedented disruption and volatility in the financial markets beginning during 2008, a number of financial institutions have disclosed liquidity and credit quality issues. LFB executes such deposit agreements with leading French financial institutions and the Company closely monitors the creditworthiness of such counterparties to minimize its exposure to loss in such market conditions. Based on its review of its receivables from banks at September 30, 2009 and December 31, 2008, LFB has determined that an allowance for doubtful accounts related to such receivables from banks was not required.

Customers and other receivables at September 30, 2009 and December 31, 2008 include an $8 million and $16 million receivable, respectively, pertaining to a receivable from the Reserve Primary Fund (the “Primary Fund”), a money market fund based in New York that is engaged in the liquidation of its assets for distribution to investors under the supervision of the SEC. In September 2008, the Primary Fund, which held certain securities issued by Lehman Brothers Holdings, Inc., temporarily suspended the payment of redemption proceeds to investors. Through September 30, 2009, the Company had recovered partial distributions from the Primary Fund aggregating $70 million of its $78 million investments in the Primary Fund as of September 15, 2008, and, on October 2, 2009, the Company received an additional distribution of $2 million. Following the events of September 2008, various investors in the Primary Fund commenced litigations against the Primary Fund, certain officers and trustees of the Primary Fund and certain related entities. On February 26, 2009, the Primary Fund announced that it would set aside a “special reserve” of $3.5 billion of its assets to cover damages and expenses claimed in actual and potential litigations against it by Primary Fund investors. On May 5, 2009, the SEC asked the Court overseeing the Reserve Fund-related litigation to enjoin the Primary Fund’s plan to set aside a special reserve and to compel the Primary Fund to make a pro rata distribution of its assets to the Fund’s remaining investors. On September 23, 2009, the Court held a hearing to consider the SEC’s proposal and the objections thereto. The Company expects to receive an amount approximating the carrying value of its receivable relating to its investment in the Primary Fund, but it is possible that the process of liquidating the Primary Fund may ultimately result in some diminution in value of the Company’s investment position. The Company is closely monitoring the situation and reserving all of its rights.

Credit Concentration

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At September 30, 2009, LFB had no exposure to an individual counterparty that exceeded $37 million, in the aggregate, excluding deposits with inter-bank counterparties.

With respect to activities outside LFB, as of September 30, 2009, the Company’s largest individual counterparty exposure was a Financial Advisory-related fee receivable of $14 million, which amount has been subsequently collected in October, 2009.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s liabilities has fixed interest rates, while its cash and short-term investments generally have floating interest rates. Based on account balances as of September 30, 2009, Lazard estimates that operating income relating to cash and short-term investments and corporate indebtedness would change by approximately $7 million, on an annual basis, in the event interest rates were to increase or decrease by 1%.

As of September 30, 2009, the Company’s cash and cash equivalents totaled $679 million. Approximately 41% of this was invested in short-term interest earning accounts at a number of leading banks throughout the world, or short-term certificates of deposit from such banks. The remaining cash and cash equivalents were invested in highly liquid institutional money market funds, a significant majority of which were invested solely in U.S. government or agency securities, or in institutional money market funds that have announced that they are participating in the U.S. Treasury Department’s Temporary Guarantee Program for Money Market Funds. On a regular basis, management reviews and updates its list of approved depositor banks as well as deposit and investment thresholds.

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

Our management, including our interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this quarterly report. Based on that evaluation, our interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company’s businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. The Company is involved from time to time in a number of judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses, including proceedings initiated by former employees alleging wrongful termination. The Company reviews such matters on a case-by-case basis and establishes any required reserves if a loss is probable and the amount can be reasonably estimated. Management believes, based on currently available information, that the results of such matters, in the aggregate, will not have a material adverse effect on the Company’s financial condition but might be material to the Company’s operating results or cash flows for any particular period, depending upon the operating results for such period.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in the Company’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On October 14, 2009, Bruce Wasserstein, the Chairman and Chief Executive Officer of Lazard Group, passed away. The Board of Directors of Lazard has named Steven J. Golub, Vice Chairman of Lazard Group, as interim Chief Executive Officer. For a list of the positions and offices held by Mr. Golub, see “Executive Officers of the Registrant” contained in Lazard Group’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

10.3

Second Amendment, dated as of May 7, 2008, to the Master Separation Agreement dated as of May 10, 2005, as amended, by and among Lazard Ltd, Lazard Group LLC and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File

No. 333-126751) filed on May 8, 2008).

10.4	Class B-1 and Class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

10.5	Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006, by and among LAZ-MD Holdings LLC, Lazard Ltd and certain members of LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 7, 2006).

10.6	First Amendment dated as of May 7, 2008, to the Amended and Restated Stockholders’ Agreement dated as of November 6, 2006, between LAZ- MD Holdings LLC and Lazard Ltd (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on May 9, 2008).

10.7	Employee Benefits Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8	Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9	License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company, LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co. Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.10	Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and Lazard Group LLC (incorporated by reference to Exhibit 10.7 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.11	Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.12	Amendment and Consent, dated February 9, 2009, to the Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on March 2, 2009).

10.13	Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.14	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.15	Lease with an Option to Purchase, dated as of July 11, 1990, by and between Sicomibail and Finabail and SCI du 121 Boulevard Hausmann (English translation) (incorporated by reference to Exhibit 10.20 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.16	Occupational Lease, dated as of August 9, 2002, by and among Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.17*	Lazard Ltd’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.18*	Lazard Ltd’s 2008 Incentive Compensation Plan (incorporated by reference to Annex B to Lazard Ltd’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.19*	Lazard Ltd’s 2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.20*	Amended and Restated Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of January 29, 2008, by and among Lazard Ltd, Lazard Group LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.1 to Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on February 1, 2008).

10.21*	Agreement Relating to Reorganization of Lazard, dated as of May 10, 2005, by and among Lazard LLC and Bruce Wasserstein (incorporated by reference to Exhibit 10.24 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.22*	Amended and Restated Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 7, 2008, by and among Lazard Ltd, Lazard Group LLC and Steven J. Golub (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report (File No. 333-126751) on Form 8-K filed on May 8, 2008).

10.23*	Amendment No. 1, dated as of February 26, 2009, to the Amended and Restated Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 7, 2008, by and among Lazard Ltd, Lazard Group LLC and Steven J. Golub (incorporated by reference to Exhibit 10.23 to Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on March 2, 2009).

10.24*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for, each of Michael J. Castellano, Scott D. Hoffman and Charles G. Ward III (incorporated by reference to Exhibit 10.26 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.25*	Form of First Amendment, dated as of May 7, 2008, to Agreement Relating to Retention and Noncompetition and Other Covenants dated as of May 4, 2005, for each of Michael J. Castellano, Scott D. Hoffman and Charles G. Ward, III (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 8, 2008).

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

Form S-1/A filed on April 11, 2005).

10.28*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004 by and between Lazard Group LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on March 2, 2009).

10.29*	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.30*	Acknowledgement Letter, dated as of November 6, 2006, from Lazard Group LLC to certain managing directors of Lazard Group LLC modifying the terms of the retention agreements of persons party to the Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 7, 2006).

10.31	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.32	Registration Rights Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.33	Letter Agreement, dated as of May 10, 2005, with Bruce Wasserstein family trusts (incorporated by reference to Exhibit 10.31 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.34	Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.32 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.35	First Amendment, dated as of March 28, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q (File No. 333-126751) filed on May 11, 2006).

10.36	Second Amendment, dated as of May 17, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.37	Third Amendment, dated as of June 18, 2007, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on June 22, 2007).

10.38*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.39*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.40*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.41*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.41 to Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on March 2, 2009).

10.42*	Form of Agreement evidencing a grant of Deferred Cash Awards to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.42 to Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on March 2, 2009).

10.43	Termination Agreement, dated as of March 31, 2006, by and among Banca Intesa S.p.A., Lazard Group LLC, and Lazard & Co. S.r.l. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on April 4, 2006).

10.44	Amended and Restated $150 Million Subordinated Convertible Promissory Note due 2018, issued by Lazard Funding LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.45	Amended and Restated Guaranty of Lazard Group LLC to Banca Intesa S.p.A., dated as of May 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.46*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q (File No. 333-126751) filed on May 11, 2006).

10.47*	First Amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K (File No. 333-126751) filed on March 1, 2007).

10.48	Agreement and Plan of Merger, dated as of August 14, 2008, by and among Lazard Ltd, LAZ Sub I, Lazard Asset Management LLC, and Lazard Asset Management Limited (incorporated by reference to Exhibit 2.1 to Lazard Ltd’s Current Report on Form 8-K (file No. 001-32492) filed on August 15, 2008).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Steven J. Golub.

31.2	Rule 13a-14(a) Certification of Michael J. Castellano.

32.1	Section 1350 Certification for Steven J. Golub.

32.2	Section 1350 Certification for Michael J. Castellano.

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2009

LAZARD GROUP LLC

By:	/s/ Steven J. Golub
Name: Steven J. Golub Title: Interim Chief Executive Officer
(principal executive officer)

By:	/s/ Michael J. Castellano
Name: Michael J. Castellano Title: Chief Financial Officer
(principal financial officer)