Form 10-Q
period 2010-03-31
Lazard Group LLC
filed 2010-04-30
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 26, 2010, in addition to profit participation interests, there were 126,686,338 common membership interests and two managing member interests outstanding.

When we use the terms “Lazard Group”, “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company, that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock are publicly traded on the New York Stock Exchange under the Symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd has no material assets other than indirect ownership as of March 31, 2010 of approximately 80.0% of the common membership interests in Lazard Group and its controlling interest in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries who are co-managing members of Lazard Group.

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

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2010 AND DECEMBER 31, 2009

(UNAUDITED)

(dollars in thousands)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$691,359	$899,733
Cash deposited with clearing organizations and other segregated cash	18,973	20,217
Receivables-net:
Fees	440,620	437,532
Banks	168,910	143,778
Customers and other	106,130	73,750
Related parties	43,867	46,099

	759,527	701,159
Investments:
Debt:
U.S. Government and agencies (includes $126,457 and $126,413 of securities at amortized cost at March 31, 2010 and December 31, 2009, respectively)	147,412	147,507
Other (includes $9,586 and $10,217 of securities at amortized cost at March 31, 2010 and December 31, 2009, respectively)	275,693	313,342
Equities	80,146	82,442
Other	219,628	264,402

	722,879	807,693
Property (net of accumulated amortization and depreciation of $234,925 and $239,603 at March 31, 2010 and December 31, 2009, respectively)	155,252	166,913
Goodwill and other intangible assets (net of accumulated amortization of $8,910 and $7,140 at March 31, 2010 and December 31, 2009, respectively)	316,297	317,780
Other assets	194,081	201,553

Total assets	$2,858,368	$3,115,048

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

MARCH 31, 2010 AND DECEMBER 31, 2009

(UNAUDITED)

(dollars in thousands)

	March 31, 2010	December 31, 2009
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$349,718	$322,101
Accrued compensation and benefits	167,825	515,033
Senior debt	1,086,850	1,086,850
Capital lease obligations	22,572	24,628
Related party payables	233,292	242,284
Other liabilities	518,611	491,221
Subordinated debt	150,000	150,000

Total liabilities	2,528,868	2,832,117
Commitments and contingencies

MEMBERS’ EQUITY
Members’ equity (net of 4,002,107 and 5,850,775 shares of Lazard Ltd Class A common stock, at cost of $140,581 and $191,140 at March 31, 2010 and December 31, 2009, respectively)	276,048	214,163
Accumulated other comprehensive income (loss), net of tax	(77,389)	(58,792)

Total Lazard Group members’ equity	198,659	155,371
Noncontrolling interests	130,841	127,560

Total members’ equity	329,500	282,931

Total liabilities and members’ equity	$2,858,368	$3,115,048

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2010	2009
REVENUE
Investment banking and other advisory fees	$269,209	$161,402
Money management fees	177,103	98,943
Interest income	5,915	8,293
Other	12,389	8,034

Total revenue	464,616	276,672
Interest expense	26,669	28,805

Net revenue	437,947	247,867

OPERATING EXPENSES
Compensation and benefits	300,375	203,532
Occupancy and equipment	21,270	20,094
Marketing and business development	15,603	13,453
Technology and information services	17,652	15,922
Professional services	7,992	7,836
Fund administration and outsourced services	11,374	7,746
Amortization of intangible assets related to acquisitions	1,770	344
Restructuring	87,108	62,550
Other	9,351	7,298

Total operating expenses	472,495	338,775

OPERATING INCOME (LOSS)	(34,548)	(90,908)
Provision (benefit) for income taxes	5,540	(4,554)

NET INCOME (LOSS)	(40,088)	(86,354)

LESS - NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,358	(1,071)

NET INCOME (LOSS) ATTRIBUTABLE TO LAZARD GROUP	$(42,446)	$(85,283)

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(40,088)	$(86,354)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash items included in net income (loss):
Depreciation and amortization of property	5,221	5,691
Amortization of deferred expenses, stock units and interest rate hedge	153,789	91,207
Amortization of intangible assets related to business acquisitions	1,770	344
Gain on extinguishment of debt	-	(258)
(Increase) decrease in operating assets:
Cash deposited with clearing organizations and other segregated cash	109	1,517
Receivables-net	(78,621)	285,603
Investments	(4,597)	35,470
Other assets	445	(1,606)
Increase (decrease) in operating liabilities:
Deposits and other payables	39,221	(202,186)
Accrued compensation and benefits and other liabilities	(303,260)	(135,978)

Net cash used in operating activities	(226,011)	(6,550)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equity method investment	-	(1,780)
Disposition of equity method investment	50,319	-
Additions to property	(2,444)	(2,558)
Disposals of property	139	916
Purchases of available-for-sale securities	-	(3,249)
Proceeds from sales and maturities of available-for-sale securities	29,021	430

Net cash provided by (used in) investing activities	77,035	(6,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from noncontrolling interests	2,000	265
Payments for:
Senior borrowings	-	(635)
Capital lease obligations	(575)	(838)
Distributions to noncontrolling interests	(1,134)	(5,609)
Purchase of Lazard Ltd Class A common stock	(980)	(5,629)
Distribution to members	(14,732)	(78,669)
Settlement of vested RSUs	(32,263)	(1,950)
Other financing activities	(4)	-

Net cash used in financing activities	(47,688)	(93,065)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(11,710)	(5,490)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(208,374)	(111,346)
CASH AND CASH EQUIVALENTS-January 1	899,733	907,278

CASH AND CASH EQUIVALENTS-March 31	$691,359	$795,932

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2010

(UNAUDITED)

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity
Balance–January 1, 2010 (*)	$214,163	$(58,792)	$155,371	$127,560	$282,931

Comprehensive income (loss):
Net income (loss)	(42,446)		(42,446)	2,358	(40,088)
Other comprehensive income (loss)-net of tax:
Currency translation adjustments		(26,699)	(26,699)	57	(26,642)
Amortization of interest rate hedge		269	269		269
Available-for-sale securities:
Net unrealized gain		5,023	5,023		5,023
Adjustments for items reclassified to earnings		2,459	2,459		2,459
Employee benefit plans:
Adjustments for items reclassified to earnings		351	351		351

Comprehensive income (loss)			(61,043)	2,415	(58,628)

Amortization of stock units	150,693		150,693		150,693
Contribution from and distributions to members and noncontrolling interests	(14,732)		(14,732)	866	(13,866)
Purchase of Lazard Ltd Class A common stock	(980)		(980)		(980)
Delivery of Lazard Ltd Class A common stock for settlement of vested RSUs	(32,263)		(32,263)		(32,263)
Lazard Ltd Class A common stock issued / issuable in connection with business acquisitions and LAM Merger and related amortization	1,613		1,613		1,613

Balance–March 31, 2010 (*)	$276,048	$(77,389)	$198,659	$130,841	$329,500

(*)	Includes 123,686,338 and 126,686,338 common membership interests at January 1, 2010 and March 31, 2010, respectively. Also includes profit participation interests and two managing member interests at each such date.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2009

(UNAUDITED)

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity (Deficiency)	Noncontrolling Interests	Total Members’ Equity
Balance–January 1, 2009(*)	$227,036	$(121,407)	$105,629	$20,881	$126,510

Comprehensive loss:
Net loss	(85,283)		(85,283)	(1,071)	(86,354)
Other comprehensive income (loss) - net of tax:
Currency translation adjustments		(19,649)	(19,649)		(19,649)
Amortization of interest rate hedge		270	270		270
Available-for-sale securities:
Net unrealized loss		(9,289)	(9,289)		(9,289)
Adjustments for items reclassified to earnings		254	254		254
Employee benefit plans:
Adjustments for items reclassified to earnings		(103)	(103)		(103)

Comprehensive loss			(113,800)	(1,071)	(114,871)

Amortization of stock units	88,687		88,687		88,687
Distributions to members and noncontrolling interests	(78,669)		(78,669)	(5,344)	(84,013)
Purchase of Lazard Ltd Class A common stock	(5,629)		(5,629)		(5,629)
Delivery of Lazard Ltd Class A common stock for settlement of vested RSUs	(1,950)		(1,950)		(1,950)
Lazard Ltd Class A common stock issued / issuable in connection with business acquisitions and LAM Merger and related amortization	5,386		5,386		5,386

Balance–March 31, 2009(*)	$149,578	$(149,924)	$(346)	$14,466	$14,120

(*)	Includes 122,233,664 common membership interests at January 1, 2009 and March 31, 2009. Also includes profit participation interests and two managing member interests at each such date.

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

Lazard Ltd, a Bermuda holding company, through its subsidiaries held approximately 80.0% and 74.5% of all outstanding Lazard Group common membership interests as of March 31, 2010 and December 31, 2009, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

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

LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by Lazard Group’s current and former managing directors, held approximately 20.0% and 25.5% of all outstanding Lazard Group common membership interests as of March 31, 2010 and December 31, 2009, respectively. Additionally, LAZ-MD Holdings was the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”) which provided LAZ-MD Holdings with approximately 20.0%, and 25.5% of the voting power but no economic rights in the Company as of March 31, 2010 and December 31, 2009, respectively. Subject to certain limitations, LAZ-MD Holdings’ interests in Lazard Group are exchangeable for Lazard Ltd Class A common stock, par value $0.01 per share (“Class A common stock”).

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

Basis of Presentation

The accompanying condensed consolidated financial statements of Lazard Group have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Group’s annual report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”). The accompanying December 31, 2009 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that Lazard may undertake in the future, actual results may differ materially from the estimates. The consolidated results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Any material events or transactions that occurred subsequent to March 31, 2010 through the date of filing of this Quarterly Report on Form 10-Q were reviewed for purposes of determining whether any adjustments or additional disclosures were required to be made to the accompanying condensed consolidated financial statements.

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

2.    RECENT ACCOUNTING DEVELOPMENTS

Fair Value Measurements—On April 1, 2009, the Company adopted, on a prospective basis, additional accounting guidance issued by the FASB on fair value measurements. The additional accounting guidance assists in the determination of fair value for securities or other financial assets when the volume and level of activity for such items have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis. The additional accounting guidance also assists in determining whether or not a transaction is orderly and whether or not a transaction or quoted price can be considered in the determination of fair value. Accordingly, the additional accounting guidance does not apply to quoted prices for identical assets or liabilities in active markets categorized as Level 1 in the fair value measurement hierarchy, and also requires that additional fair value disclosures be included on an

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

interim basis. See Note 5 of Notes to Condensed Consolidated Financial Statements for the additional disclosures provided pursuant to the additional accounting guidance. The adoption of additional guidance regarding fair value measurements did not materially impact the Company’s consolidated financial statements.

In January 2010, the FASB amended its fair value measurement disclosure guidance to require disclosure of significant transfers into and out of the Level 1 and Level 2 categories in the fair value measurement hierarchy, as well as separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. In addition, the FASB also clarified its existing fair value measurement disclosure guidance regarding the level of disaggregation required and disclosures about inputs and valuation techniques used to measure fair value. The new disclosure requirements and clarifications of existing fair value measurement disclosure guidance are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to provide disclosures about purchases, sales, issuances and settlements on a gross basis in the roll forward of activities in Level 3 fair value measurements, which becomes effective for interim and annual reporting periods beginning after December 15, 2010. On January 1, 2010, the Company adopted, on a prospective basis, the applicable new disclosure requirements and clarifications of existing fair value measurement disclosure guidance, which did not have a material impact on the Company’s consolidated financial statements. The Company does not anticipate that the adoption of the remaining new disclosure requirements that are effective for interim and annual reporting periods beginning after December 15, 2010 will have a material impact on its consolidated financial statements.

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

VIEs—In June 2009, the FASB amended its guidance on VIEs, which changes how a company determines whether an entity in which it is involved with is insufficiently capitalized or is not controlled through voting (or similar rights) and whether or not such entity should be consolidated. It also requires a company to provide additional disclosures about its involvement with VIEs and any significant changes in risk exposure due to that involvement. The requirements of the amended accounting guidance were to be effective for interim and annual periods beginning after November 15, 2009. On January 27, 2010, the FASB voted to defer the application of its guidance on consolidation of a reporting enterprise’s interest in an entity when certain conditions are met. This deferral, which affects interests in mutual funds, hedge funds, private equity funds and other types of funds, is effective for interim and annual periods beginning after November 15, 2009. The adoption of the amended guidance for which the deferral provisions do not apply and related disclosures did not have a material impact on the Company’s consolidated financial statements.

3.	RECEIVABLES—NET

Receivables—net is comprised of receivables from fees, banks, customers and other and related parties.

Receivables from banks represent those related to LFB’s short-term deposits in the inter-bank market and with the Banque de France. The level of these deposits may be driven by the level of LFB customer and

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

bank-related interest-bearing time and demand deposits (which can fluctuate significantly on a daily basis) and by changes in asset allocation.

Customers and other receivables at March 31, 2010 and December 31, 2009 include $3,989 and $4,466, respectively, of loans by LFB to managing directors and employees in France that are made in the ordinary course of business at market terms.

Receivables are stated net of an estimated allowance for doubtful accounts of $17,486 and $11,575 at March 31, 2010 and December 31, 2009, respectively, for past due amounts and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. The Company recorded bad debt expense (recoveries) of $6,868 and $(548) for the three month periods ended March 31, 2010 and 2009, respectively. In addition, the Company recorded charge-offs, foreign currency translation and other adjustments, which resulted in a net decrease to the allowance for doubtful accounts of $957 and $4,645 for the three month periods ended March 31, 2010 and 2009, respectively. At March 31, 2010 and December 31, 2009, the Company had $20,071 and $14,150, respectively, of receivables deemed past due or uncollectible.

4.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Debt:
U.S. Government and agencies	$147,412	$147,507

Other:
Non-U.S. Governments and agencies	40,830	43,501
U.S. states and municipals	15,728	15,728
Corporates	219,135	254,113

	275,693	313,342

Equities	80,146	82,442

Other:
Interest in LAM alternative asset management funds:
General Partner (“GP”) interests owned	52,477	50,080
GP interests consolidated but not owned	14,723	13,038
Private equity:
Investments owned	101,943	102,983
Investments consolidated but not owned	38,227	35,743
Equity method	12,258	62,558

	219,628	264,402

Total investments	722,879	807,693
Less:
Debt at amortized cost	136,043	136,630
Equity method investments	12,258	62,558

Investments, at fair value	$574,578	$608,505

Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$2,821	$5,179

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Debt investments at March 31, 2010 and December 31, 2009 were categorized as follows:

	March 31, 2010	December 31, 2009
Trading securities:
U.S. Government and agencies	$20,955	$21,094
Non-U.S. Governments and agencies	31,244	33,284
U.S. states and municipals	15,728	15,728
Corporates	449	450

	68,376	70,556

Available-for-sale securities:
Corporates	218,686	253,663

Held-to-maturity securities:
U.S. Government and agencies	126,457	126,413
Non-U.S. Government and agencies	9,586	10,217

	136,043	136,630

Total debt securities	$423,105	$460,849

Substantially all of the corporate and non-U.S. Government debt securities are held by LFB and primarily consist of fixed and floating rate European corporate and French government debt securities. Such securities are typically held long-term, as part of LFB’s asset-liability management program.

The fair value and amortized cost basis pertaining to debt securities classified as “available-for-sale” at March 31, 2010, by maturity date/first call date, are as follows:

Maturity Date/First Call Date	Fair Value	Amortized Cost Basis
Within one year	$32,651	$32,384
After 1 year through 5 years	102,539	103,479
After 5 years through 10 years	68,937	76,630
After 10 years	14,559	14,104

	$218,686	$226,597

Debt investments include corporate perpetual securities that are callable. Such securities are listed in the table above based on their respective first call dates. All other “available-for-sale” securities are listed in the table based on their contractual maturities.

Debt securities classified as “available-for-sale” at March 31, 2010 and December 31, 2009 that are in an unrealized loss position are as follows:

March 31, 2010				December 31, 2009
Securities in a Continuous Loss Position for Less than 12 Months		Securities in a Continuous Loss Position for 12 Months or Longer		Securities in a Continuous Loss Position for Less than 12 Months		Securities in a Continuous Loss Position for 12 Months or Longer
Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
$ -	$ -	$108,049	$9,977	$ -	$ -	$166,094	$21,381

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

LFB does not intend to sell its debt securities classified as “available-for-sale” that are in an unrealized loss position, nor is it more likely than not that LFB will be required to sell such debt securities before their anticipated recovery. In addition, no credit loss was required to be recognized during the three month period ended March 31, 2010 based on the qualitative and quantitative analysis performed by the Company.

The fair value and amortized cost basis pertaining to debt securities classified as “held-to-maturity” at March 31, 2010, by maturity date, are as follows:

Maturity Date	Fair Value	Amortized Cost Basis
After 1 year through 5 years	$138,142	$136,043

There were no debt securities classified as “held-to-maturity” at March 31, 2010 and December 31, 2009 that were in an unrecognized loss position.

Equities principally represent the Company’s investments in marketable equity securities of large-, mid- and small-cap domestic, international and global companies to seed new Asset Management products and includes investments in public and private asset management funds managed both by LAM and third-party asset managers.

In 2008, LFNY was a party to a Prime Brokerage Agreement with Lehman Brothers Inc. (“LBI”) for certain accounts involving investment strategies managed by LAM. On September 9, 2008, LAM requested a transfer of such accounts, of which $11,368 was not received. On September 15, 2008, Lehman Brothers Holdings, Inc., the ultimate parent company in the Lehman Group, filed for protection under Chapter 11 of the United States Bankruptcy Code and a number of Lehman Group entities in the UK entered into administration proceedings under the Insolvency Act 1986. In addition, the Securities Investor Protection Corporation (“SIPC”) commenced liquidation proceedings on September 19, 2008 pursuant to the Securities Investor Protection Act of 1970, as amended, with respect to LBI. The Chapter 11 filing, Insolvency Act Administration and SIPC proceedings exposed Lazard to possible loss due to counterparty credit and other risk. During 2008, the Company reserved the entire amount of such possible loss, and, through March 31, 2010, no funds have been received by the Company. We continue to actively seek recovery of all amounts.

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

Private equity investments owned by Lazard are primarily comprised of investments in private equity funds and direct private equity interests. Such investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies; (ii) Corporate Partners II Limited (“CP II”), a private equity fund targeting significant noncontrolling-stake investments in established public and private companies and (iii) Lazard Senior Housing Partners LP (“Senior Housing”), which acquires companies and assets in the senior housing, extended-stay hotel and shopping center sectors. Senior Housing is

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

managed by Lazard Alternative Investments Holdings LLC (“LAI”), a subsidiary of LFCM Holdings LLC (“LFCM Holdings”). LAI owns and operates the alternative investments of LFCM Holdings. CP II was managed by a subsidiary of LAI until February 16, 2009. Effective February 17, 2009, ownership and control of CP II was transferred to the investment professionals who manage CP II.

Private equity investments consolidated but not owned by Lazard are related solely to Lazard’s establishment of a private equity business with the Edgewater Funds (“Edgewater”), a Chicago-based private equity firm, through the acquisition of Edgewater’s management vehicles on July 15, 2009. The acquisition was structured as a purchase by Lazard of interests in a holding company that owns interests in the general partner and management company entities of the current Edgewater private equity funds (the “Edgewater Acquisition”). Edgewater is focused on buyout and growth equity investments in middle market companies. The economic interests that the Company does not own are owned by the current leadership team and other investors in the Edgewater management vehicles. See Note 8 of Notes to Condensed Consolidated Financial Statements.

Equity method investments at December 31, 2009 primarily consisted of our investment in Sapphire Industrials Corp. (“Sapphire”). On January 24, 2008, Sapphire, a then newly-organized special purpose acquisition company formed by the Company, completed an initial public offering which, prior to offering costs, raised $800,000 through the sale of 80,000,000 units at an offering price of $10.00 per unit (the “Sapphire IPO”). Sapphire was formed for the purpose of effecting a business combination within a 24-month period (the “Business Combination”). Net proceeds from the Sapphire IPO were placed in a trust account by Sapphire (the “Trust Account”) pending consummation of the Business Combination.

In connection with the formation of Sapphire, the Company purchased from Sapphire founders’ units (“Founders’ Units”) at a total cost of approximately $95. On January 24, 2008, in connection with the Sapphire IPO, the Company purchased (i) 5,000,000 units in the Sapphire IPO for an aggregate purchase price of $50,000, and (ii) an aggregate of 12,500,000 warrants from Sapphire for a total purchase price of $12,500.

On January 6, 2010, Sapphire announced that it had not completed the Business Combination and it would dissolve and distribute the funds in the Trust Account to all its public shareholders, to the extent they were holders of shares issued in the Sapphire IPO. Pursuant to such dissolution, on January 26, 2010, Sapphire distributed an initial distribution to the Company aggregating $50,319. All Sapphire warrants and Founders’ Units expired without value. During the fourth quarter of 2009, the Company recognized a loss of approximately $13,000 with respect to its investment in warrants and Founders’ Units.

The Company recognized gross investment gains and losses on investments measured at fair value for the three month period ended March 31, 2010, in “revenue-other” on its condensed consolidated statement of operations as follows:

Gross investment gains	$9,758
Gross investment losses	$4,761

The table above includes gross unrealized investment gains and losses pertaining to “trading” securities as follows:

Gross unrealized investment gains	$361
Gross unrealized investment losses	$ 88

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

In addition, within “accumulated other comprehensive income (loss), net of tax” (“AOCI”), the Company recorded gross pre-tax unrealized investment gains (losses) of $10,519 and $350, respectively, during the three month period ended March 31, 2010 pertaining to debt securities held at LFB that are designated as “available-for-sale.” The average cost basis is utilized for purposes of calculating realized investment gains and losses.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following tables present the categorization of investments and certain other assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 into a three-level fair value hierarchy in accordance with fair value measurement disclosure requirements:

	As of March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt (excluding securities at amortized cost)	$68,376	$218,686	$-	$287,062
Equities	62,054	17,794	298	80,146
Other (excluding equity method investments):
Interest in LAM alternative asset management funds:
GP interests owned	-	52,477	-	52,477
GP interests consolidated but not owned	-	14,723	-	14,723
Private equity:
Investments owned	-	3,906	98,037	101,943
Investments consolidated but not owned	-	-	38,227	38,227
Derivatives	-	1,285	-	1,285

Total Assets	$130,430	$308,871	$136,562	$575,863

Liabilities:
Securities sold, not yet purchased	$2,821	$-	$-	$2,821
Derivatives	-	17,990	-	17,990

Total Liabilities	$2,821	$17,990	$-	$20,811

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt (excluding securities at amortized cost)	$70,556	$253,663	$-	$324,219
Equities	65,932	16,205	305	82,442
Other (excluding equity method investments):
Interest in LAM alternative asset management funds:
GP interests owned	-	50,080	-	50,080
GP interests consolidated but not owned	-	13,038	-	13,038
Private equity:
Investments owned	-	2,812	100,171	102,983
Investments consolidated but not owned	-	-	35,743	35,743
Derivatives	5	916	-	921

Total Assets	$136,493	$336,714	$136,219	$609,426

Liabilities:
Securities sold, not yet purchased	$5,179	$-	$-	$5,179
Derivatives	-	17,383	-	17,383

Total Liabilities	$5,179	$17,383	$-	$22,562

There were no transfers into and out of the Level 1, 2 and 3 categories in the fair value measurement hierarchy for the three month period ended March 31, 2010.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the three month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Net Purchases, Issuances and Settlements/ Acquisitions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$305	$(8)	$1	$-	$298
Private equity:
Investments owned	100,171	734	(3)	(2,865)	98,037
Investments consolidated but not owned	35,743	2,484	-	-	38,227

Total Level 3 Assets	$136,219	$3,210	$(2)	$(2,865)	$136,562

	Three Months Ended March 31, 2009
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Net Purchases, Issuances and Settlements/ Acquisitions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$2,453	$-	$(2,092)	$(100)	$261
Private equity investments owned	83,931	19	4,412	(2,038)	86,324

Total Level 3 Assets	$86,384	$19	$2,320	$(2,138)	$86,585

There were no realized gains or losses included in income for the three month periods ended March 31, 2010 and 2009 with respect to Level 3 assets and liabilities.

6.	DERIVATIVES

The Company enters into forward foreign currency exchange rate contracts, interest rate swaps, interest rate futures, equity swaps and other derivative contracts to hedge exposures to fluctuations in interest rates, currency exchange rates and equity markets. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value, and are included in “other assets” and “other liabilities” on the consolidated statements of financial condition. Except for derivatives hedging “available-for-sale” securities, the Company elected to not apply hedge accounting to its other derivative instruments held. Gains and losses on the Company’s derivatives not designated as hedging instruments, as well as gains and losses on derivatives accounted for as fair value hedges, are included in “interest income” and “interest expense”, respectively, or “revenue-other”, depending on the nature of the underlying item, on the consolidated statements of operations. Furthermore, with respect to derivatives designated as fair value hedges, the hedged item is required to be adjusted for changes in fair value of the risk being hedged, with such adjustment accounted for in the consolidated statements of operations.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The table below presents the fair values of the Company’s derivative assets and liabilities reported within “other assets” and “other liabilities” on the accompanying condensed consolidated statements of financial condition as of March 31, 2010 and December 31, 2009:

	Designated as Hedging Instruments		Not Designated as Hedging Instruments		Total
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Derivative Assets:
Forward foreign currency exchange rate contracts	$-	$-	$1,213	$836	$1,213	$836
Interest rate swaps	-	-	71	80	71	80
Other derivatives	-	-	1	5	1	5

	$-	$-	$1,285	$921	$1,285	$921

Derivative Liabilities:
Forward foreign currency exchange rate contracts	$-	$-	$1,776	$2,213	$1,776	$2,213
Interest rate swaps	13,047	14,147	4	56	13,051	14,203
Equity swaps	-	-	3,163	967	3,163	967

	$13,047	$14,147	$4,943	$3,236	$17,990	$17,383

Gains (losses) with respect to derivatives not designated as hedging instruments on the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2010 and 2009 (predominantly reflected in “revenue-other”), by type of derivative, were as follows:

	Three Months Ended March 31,
	2010	2009
Forward foreign currency exchange rate contracts	$5,218	$168
Interest rate swaps	44	138
Equity swaps and other derivatives	(1,332)	3,882

	$3,930	$4,188

Derivatives designated as hedging instruments relate to interest rate swaps that hedge “available-for-sale” securities and are being accounted for as fair value hedges. For the three month periods ended March 31, 2010 and 2009, losses of $1,991 and $3,333, respectively, pertaining to such interest rate swaps were recognized, which were substantially offset by gains on the hedged risk portion of such “available-for-sale” securities.

7.	LAM MERGER TRANSACTION

On September 25, 2008, the Company, LAM and LAZ Sub I, LLC, a then newly-formed subsidiary of LFNY, completed the merger of LAZ Sub I, LLC with and into LAM (the “LAM Merger”). Prior to the LAM Merger, the common equity interests of LAM were held by LFNY and certain other equity interests of LAM, representing contingent payments should certain specified fundamental transactions occur, were held by present and former employees of LAM. Following the LAM Merger, all equity interests of LAM are owned directly or indirectly by LFNY.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The aggregate non-contingent consideration relating to the equity interests of LAM held by present and former employees of LAM and its subsidiaries (the “Transaction Consideration”) consists of (i) cash payments made from the closing of the LAM Merger through January 2, 2009 of approximately $60,100, (ii) a cash payment on October 31, 2011 of approximately $90,300 and (iii) an issuance on October 31, 2011 of 2,201,457 shares of Lazard Ltd’s Class A common stock (plus additional shares of Class A common stock in an amount determined by reference to the cash dividends paid on Class A common stock since the closing of the LAM Merger), subject, in the case of clause (ii) and (iii) and with respect to certain present employees of LAM and its subsidiaries, to delayed payment/issuance until the eighth anniversary of the closing of the LAM Merger if the applicable employee is no longer employed by Lazard or its affiliates on October 31, 2011, subject to certain exceptions. The merger agreement also generally provides that if there is a change in control of Lazard Ltd or a sale of LAM, any and all of the Transaction Consideration will be payable as of the date of such change in control. The related liabilities for the present value of the unpaid cash consideration have been recorded in the accompanying condensed consolidated statements of financial condition in “accrued compensation and benefits” and “other liabilities”, and amounted to $14,435 and $67,038, respectively, as of March 31, 2010 and $14,252 and $65,308, respectively, as of December 31, 2009.

In connection with the LAM Merger, Lazard Group recorded a related party payable to subsidiaries of Lazard Ltd of $64,305 at both March 31, 2010 and December 31, 2009, which corresponds to the increase in stockholders’ equity recorded by Lazard Ltd for such merger (see Note 17 of Notes to Condensed Consolidated Financial Statements).

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

The Edgewater Acquisition was accounted for under the acquisition method of accounting, whereby the results of the acquired business are included in our consolidated financial results from July 15, 2009, the effective date of the acquisition. As a result of the acquisition, we recorded net tangible assets, identifiable intangible assets and goodwill of $53,635 (consisting primarily of Edgewater’s investments in their underlying funds and cash), $56,200 and $61,630, respectively, which include amounts for Edgewater’s noncontrolling interests held (whose economic interests approximate 50%) aggregating $109,841. Goodwill pertaining to this acquisition is deductible for income tax purposes. See Note 9 of Notes to Condensed Consolidated Financial Statements for

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

additional information relating to goodwill and other intangible assets. The operating results relating to Edgewater, which have not been material, are included in the Company’s Asset Management segment.

In 2007, the Company acquired Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies, and Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”), an Australia-based financial advisory firm. These purchases were affected through an exchange of a combination of cash, Class A common stock, and by Lazard Ltd issuing shares of non-participating convertible Series A and Series B preferred stock, which are or were each convertible into Class A common stock. In connection with such acquisitions, as of both March 31, 2010 and December 31, 2009, 662,015 shares of Class A common stock were issuable on a non-contingent basis. Additionally, at both March 31, 2010 and December 31, 2009, 7,293 shares of Series A preferred stock were convertible into Class A common shares on a non-contingent basis, with the number of Class A common shares dependent, in part, upon future prices of the Class A common stock. At both March 31, 2010 and December 31, 2009, 948,631 shares of Class A common stock were contingently issuable and, at both such dates, 19,590 shares of Series A preferred stock were contingently convertible into shares of Class A common stock, dependent upon the future performance of GAHL and CWC. The Class A common stock described above related to the GAHL and CWC acquisitions is issuable over multi-year periods.

In connection with Lazard Group’s acquisitions of GAHL and Edgewater’s management vehicles, as well as Lazard Ltd’s acquisition of CWC and subsequent contribution of CWC to Lazard Group, Lazard Group recorded related party payables of $39,820 at both March 31, 2010 and December 31, 2009 to subsidiaries of Lazard Ltd (see Note 17 of Notes to the Condensed Consolidated Financial Statements).

9.    GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at March 31, 2010 and December 31, 2009 are presented below:

	March 31, 2010	December 31, 2009
Goodwill	$261,990	$261,703
Other intangible assets (net of accumulated amortization)	54,307	56,077

	$316,297	$317,780

At March 31, 2010 and December 31, 2009, $200,360 and $200,073, respectively, of goodwill was attributable to the Company’s Financial Advisory segment and at each such date, $61,630 of goodwill was attributable to the Company’s Asset Management segment.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Changes in the carrying amount of goodwill for the three month periods ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
Balance, January 1	$261,703	$170,277
Business acquisitions, including additional contingent consideration earned	-	2,780
Foreign currency translation adjustments	287	137

Balance, March 31	$261,990	$173,194

The gross cost and accumulated amortization of other intangible assets as of March 31, 2010 and December 31, 2009, by major intangible asset category, are as follows:

	March 31, 2010			December 31, 2009
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/performance fees	$30,740	$-	$30,740	$30,740	$-	$30,740
Management fees, customer relationships and non-compete agreements	32,477	8,910	23,567	32,477	7,140	25,337

	$63,217	$8,910	$54,307	$63,217	$7,140	$56,077

Amortization expense of intangible assets for the three month periods ended March 31, 2010 and 2009 was $1,770 and $344, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2010 (April 1 through December 31)	$5,218
2011	5,718
2012	6,302
2013	13,022
2014	10,083
Thereafter	13,964

Total amortization expense	$54,307

(a)	Approximately 47% of intangible asset amortization is attributable to a noncontrolling interest.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

10.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of March 31, 2010 and December 31, 2009:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of
				March 31, 2010	December 31, 2009
Lazard Group 7.125% Senior Notes	$550,000	5/15/15	7.125%	$538,500	$538,500
Lazard Group 6.85% Senior Notes	600,000	6/15/17	6.85%	548,350	548,350
Lazard Group Credit Facility	150,000	5/10/10	1.75%	-	-

Total				$1,086,850	$1,086,850

Subordinated Debt—Subordinated debt at March 31, 2010 and December 31, 2009 amounted to $150,000 at each date and represents a note which is convertible into a maximum of 2,631,570 shares of Class A common stock at an effective conversion price of $57 per share. The note matures on September 30, 2016 and has a fixed interest rate of 3.25% per annum. One-third in principal amount became convertible on and after July 1, 2008, an additional one-third became convertible on and after July 1, 2009 and a final one-third in principal amount will become convertible on and after July 1, 2010, and no principal amount will be convertible after June 30, 2011. As of March 31, 2010, there have been no conversions of the note.

As of March 31, 2010, Lazard Group maintained a $150,000 senior revolving credit facility with a group of lenders (the “Credit Facility”), which contains certain financial condition covenants. In addition, the Credit Facility, the indenture and supplemental indentures relating to Lazard Group’s senior notes as well as its subordinated convertible note contain certain covenants (none of which relate to financial condition), events of default and other customary provisions, including a customary make-whole provision in the event of early redemption where applicable. As of March 31, 2010, the Company was in compliance with all of these provisions. All of the Company’s senior and subordinated debt obligations are unsecured.

As of March 31, 2010, the Company had approximately $258,000 in unused lines of credit available to it, including the Credit Facility, and approximately $41,000 and $45,000 of unused lines of credit available to LFB and Edgewater, respectively. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

The Company’s senior and subordinated debt are recorded at historical amounts. At March 31, 2010 and December 31, 2009, the fair value of the Company’s senior and subordinated debt was $1,249,966 and $1,255,254, respectively, and exceeded the aggregate carrying value by $13,116 and $18,404, respectively. The fair value of the Company’s senior and subordinated debt was estimated using a discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements or based on market quotations where available.

On April 29, 2010, Lazard Group entered into a $150 million, three-year revolving credit facility (the “2010 Credit Facility”) pursuant to an agreement with the banks parties thereto and Citibank, N.A., as administrative agent. The 2010 Credit Facility replaces the prior Credit Facility, which was terminated as a condition to effectiveness of the 2010 Credit Facility. The 2010 Credit Facility contains customary terms and conditions substantially similar to the prior Credit Facility.

11.    COMMITMENTS AND CONTINGENCIES

Leases—Lazard has various leases and other contractual commitments arising in the ordinary course of business. In the opinion of management, the fulfillment of such commitments, in accordance with their terms, will not have a material adverse effect on Lazard’s consolidated financial position, results of operations or cash flows.

Guarantees—On March 12, 2007, Lazard entered into an agreement to guarantee to a foreign tax jurisdiction the deferred payment of certain income tax obligations and potential tax penalties of certain managing directors of

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Lazard Group, which, as of March 31, 2010, aggregate to $7,166. These managing directors have pledged their interests in LAZ-MD Holdings (which are exchangeable into shares of Class A common stock) and unsold shares of Class A common stock received in exchange for such interests, with the value of such collateral in each case exceeding the guarantee provided by Lazard.

In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At March 31, 2010, LFB had $6,241 of such indemnifications and held $4,058 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the consolidated statement of financial condition.

Private Equity Funding Commitments—At March 31, 2010, the principal unfunded commitments by the Company for capital contributions to private equity investment funds related to (a) CP II, in an amount not to exceed $6,921 for potential “follow-on investments” and/or for CP II expenses through the earlier of (i) February 25, 2017 or (ii) the liquidation of the fund and (b) Company-sponsored private equity investment funds of up to $2,192 (including $1,741 in connection with the Company’s compensation plans).

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominantly at variable interest rates. Outstanding commitments at March 31, 2010 were $14,878. Such commitments have varying expiration dates and are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level. These commitments may not represent future cash requirements as commitments may expire without being drawn upon.

See Notes 7, 8 and 14 of Notes to Condensed Consolidated Financial Statements for information regarding commitments relating to the LAM Merger, business acquisitions and obligations to fund our pension plans, respectively.

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

At March 31, 2010 and 2009, Lazard Group common membership interests held by subsidiaries of Lazard Ltd amounted to 80.0% and 62.6%, respectively, and by LAZ-MD Holdings amounted to 20.0% and 37.4%, respectively. Pursuant to provisions of its Operating Agreement, Lazard Group distributions in respect of its common membership interests are allocated to the holders of such interests on a pro rata basis. Such distributions represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and the members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests. During the three month periods ended March 31, 2010 and 2009, Lazard Group distributed $3,941 and $4,594, respectively, to LAZ-MD Holdings and $10,791 and $6,695, respectively, to the subsidiaries of Lazard Ltd, which latter amounts were used by Lazard Ltd to pay dividends to third-party stockholders of its Class A common stock. In addition, during the three month period ended March 31, 2009, Lazard Group made tax distributions of $67,360, including $25,316 paid to LAZ-MD Holdings and $42,044 paid to subsidiaries of Lazard Ltd. During the three month period ended March 31, 2010, Lazard Group made no such tax distributions.

Issuance of Class A Common Shares—During the three month period ended March 31, 2010, 3,000,000 shares of Class A common stock were newly issued by Lazard Ltd to Lazard Group in connection with the settlement of vested restricted stock unit grants (“RSUs”). Such shares were authorized as part of the 25,000,000 shares of Class A common stock that may be issued under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”).

Secondary Offering—In March 2010, pursuant to a Prospectus Supplement dated March 16, 2010, certain selling shareholders of Lazard Ltd (which include current and former managing directors of Lazard and one of our executive officers) and their permitted transferees, sold 7,869,311 shares of Class A common stock (including (i) 7,262 shares of Class A common stock previously received upon the exchange of a like number of LAZ-MD Holdings exchangeable interests, (ii) 6,180,639 shares of Class A common stock received upon a simultaneous exchange of a like number of LAZ-MD Holdings exchangeable interests (including 5,958,000 shares held by the Estate of Lazard’s former Chairman and Chief Executive Officer and related trusts (collectively, the “Estate”) and (iii) 1,681,410 shares held by the Estate) at a price of $35.90 per share (the “March 2010 Secondary Offering”)). Lazard Ltd did not receive any net proceeds from the sales of Class A common stock from the March 2010 Secondary Offering.

Exchange of Lazard Group Common Membership Interests—In addition to the simultaneous exchanges that occurred in connection with the March 2010 Secondary Offering, during the three month periods ended March 31, 2010 and 2009, Lazard Ltd issued 37,129 and 244,968 shares of Class A common stock, respectively, in connection with the exchange of a like number of common membership interests of Lazard Group (received from members of LAZ-MD Holdings in exchange for a like number of LAZ-MD Holdings exchangeable interests).

Share Repurchase Program

On January 27, 2010, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, the repurchase of up to $200,000 in aggregate cost of its Class A common stock and Lazard Group common membership interests through December 31, 2011. The Company’s prior program expired on December 31, 2009 with $62,542 of the initial $500,000 repurchase authorization unused. The Company expects that the newly authorized share repurchase program, with respect to the Class A common stock, will continue to be used primarily to offset a portion of the shares that have been or will be issued under the 2005 Plan and the Lazard Ltd 2008 Incentive

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Compensation Plan (the “2008 Plan”). Pursuant to such authorizations, purchases have been made in the open market or through privately negotiated transactions, and since inception of the program in February 2006 through March 31, 2010, Lazard Group purchased an aggregate of 12,112,417 shares of Class A common stock at an average price of $33.09 per share, and an aggregate of 1,156,675 Lazard Group common membership interests at an average price of $32.58 per common membership interest. As a result of Lazard Group’s delivery of shares of Class A common stock for the settlement of vested RSUs and deferred stock unit grants (“DSUs”) during the three year period ended December 31, 2009 and the three month period ended March 31, 2010, there were 4,002,107 and 5,850,775 shares of Class A common stock held by Lazard Group at March 31, 2010 and December 31, 2009, respectively. Such Class A common shares are reported, at cost, as a reduction of members’ equity within the condensed consolidated statements of financial condition.

As of March 31, 2010, $199,020 of the $200,000 share repurchase authorization remained available under the share repurchase program. In addition, under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs, shares of Class A common stock may be withheld by the Company to cover estimated income taxes. During the three month period ended March 31, 2010, the Company withheld 893,594 shares to cover estimated taxes upon the vesting of 5,767,912 RSUs (see Note 13 of Notes to Condensed Consolidated Financial Statements).

Accumulated Other Comprehensive Income (Loss), Net of Tax

The components of AOCI at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Currency translation adjustments	$9,248	$35,890
Interest rate hedge	(5,505)	(5,774)
Available-for-sale securities	(5,148)	(12,630)
Employee benefit plans	(75,728)	(76,079)

Total AOCI	(77,133)	(58,593)
Less amount attributable to noncontrolling interests	256	199

Total Lazard Group AOCI	$(77,389)	$(58,792)

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Noncontrolling Interests

Noncontrolling interests represent interests in various LAM-related GP interests and Edgewater’s management vehicles that the Company is deemed to control but does not own.

The tables below summarize net income (loss) attributable to noncontrolling interests for the three month periods ended March 31, 2010 and 2009 and noncontrolling interests as of March 31, 2010 and December 31, 2009 in the Company’s condensed consolidated financial statements:

	Net Income (Loss) Attributable To Noncontrolling Interests Three Months Ended March 31,
	2010	2009
LAM GPs	$(130)	$(1,071)
Edgewater	2,607	-
Other	(119)	-

Total	$2,358	$(1,071)

	Noncontrolling Interests As Of
	March 31, 2010	December 31, 2009
LAM GPs	$15,000	$13,409
Edgewater	113,910	112,158
Other	1,931	1,993

Total	$130,841	$127,560

13.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2005 Plan and 2008 Plan, and activity with respect thereto during the three month periods ended March 31, 2010 and 2009, is presented below.

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

Restricted and Deferred Stock Units

RSUs require future service as a condition for the delivery of the underlying shares of Class A common stock (unless vested under the Company’s retirement policy upon issuance of the award) and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. The grant date fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods. Expense relating to RSUs is charged to “compensation and benefits” expense (and, as applicable, in “restructuring” expense, with respect to the expense associated with the acceleration of unrecognized expense pertaining to RSUs granted previously to individuals who were terminated in the restructuring programs during 2009 and 2010) within the consolidated statements of operations, and amounted to $150,693 and $88,687 for the three month periods ended March 31, 2010 and 2009, respectively (including $46,880 and $24,239 in restructuring expense recognized in such respective periods, and $24,860 in the three month period ended March 31, 2010 relating to the Company’s amendment of its retirement policy with respect to RSU awards, as described below). RSUs issued subsequent to December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the three month periods ended March 31, 2010 and 2009, dividend participation rights required the issuance of 72,335 and 81,167 RSUs, respectively.

In January 2010, the Company amended its retirement policy with respect to RSU awards. Such amendment served to modify the retirement eligibility vesting requirements of existing and future RSU awards, and, as noted above, Lazard accelerated the recognition of compensation expense for the affected RSU awards. Accordingly, the Company recorded a non-cash charge to compensation and benefits expense of $24,860 in the first quarter of 2010 relating to prior years’ awards.

Non-executive members of the Board of Directors of Lazard Group (who are also the same Non-Executive Directors of Lazard Ltd) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs. There were no DSUs granted during the three month periods ended March 31, 2010 and 2009 pertaining to this annual compensation arrangement. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into Class A common stock at the time of cessation of service to the Board. The DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock, and resulted in nominal cash payments for the three month periods ended March 31, 2010 and 2009. DSU awards are expensed at their fair value on their date of grant, which, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan, totaled $38 and $39 during the three month periods ended March 31, 2010 and 2009, respectively.

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the 2005 Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. During the three month periods ended March 31, 2010 and 2009, 2,131 and 2,609 DSUs, respectively, had been granted pursuant such Plan.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following is a summary of activity relating to RSUs and DSUs during the three month periods ended March 31, 2010 and 2009:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2010	23,367,813	$37.01	103,146	$35.75
Granted (including 72,335 RSUs relating to dividend participation)	6,612,812	$36.10	2,131	$35.92
Forfeited	(175,734)	$35.96	-	-
Vested	(5,767,912)	$40.50	-	-

Balance, March 31, 2010	24,036,979	$35.94	105,277	$35.76

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2009	22,141,468	$39.17	65,256	$40.32
Granted (including 81,167 RSUs relating to dividend participation)	6,816,601	$30.91	2,609	$29.34
Forfeited	(259,593)	$38.26	-	-
Vested	(178,720)	$40.00	-	-

Balance, March 31, 2009	28,519,756	$37.20	67,865	$39.90

In connection with the vested RSUs above, and after considering the withholding tax obligations pertaining thereto, 4,874,318 and 109,003 shares of Class A common stock held by Lazard Group were delivered during the three month periods ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was $390,620, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.0 years subsequent to March 31, 2010. The ultimate amount of such expense is dependent upon the actual number of RSUs that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein.

14.	EMPLOYEE BENEFIT PLANS

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Employer Contributions to Pension Plans—In accordance with agreements reached with the Trustees of certain non-U.S. pension plans in 2005, the Company is contingently obligated to make further contributions to such pension plans depending on the cumulative performance of the plans’ assets against specific benchmarks as measured on June 1, 2009 (the “measurement date”) and subsequently on June 1, 2010 (the “remeasurement date”). The obligation related to the cumulative underperformance of the plans’ assets (the “underperformance obligation”) at the measurement date was 11.5 million British pounds ($17,421 at March 31, 2010 exchange rates) which is payable over four years commencing June 1, 2009 in equal monthly installments, and will be subject to further adjustment on the remeasurement date. During the three month period ended March 31, 2010, the Company contributed approximately $1,100 with respect to the underperformance obligation.

In addition, on June 30, 2009 the Company and Trustees concluded the December 31, 2007 triennial valuation of the non-U.S. pension plans discussed above, pursuant to which: (i) the Company agreed to contribute 2.3 million British pounds ($3,484 at March 31, 2010 exchange rates), during each year from 2011 to 2018 inclusive, subject to adjustment resulting from the December 31, 2010 triennial valuation, which the Company expects to have concluded prior to the contribution payment scheduled for 2011, and (ii) to secure the Company’s obligations thereunder, on July 15, 2009 the Company placed in escrow 12.5 million British pounds, with a final redemption date of December 31, 2018. Income on the escrow balance accretes to the Company. This amount is subject to adjustment based on the results of the December 31, 2010 triennial valuation and subsequent triennial valuations. The escrow balance has been recorded in “cash deposited with clearing organizations and other segregated cash” and “investments: debt-other” in the amounts of 6.25 million British pounds and 6.25 million British pounds, respectively, at each of March 31, 2010 and December 31, 2009 ($9,468 and $9,468 at March 31, 2010 exchange rates and $10,138 and $10,138 at December 31, 2009 exchange rates), respectively, on the accompanying condensed consolidated statements of financial condition.

During the three month period ended March 31, 2010, there were no other contributions made to other pension plans.

The following table summarizes the components of total benefit cost (credit) for the three month periods ended March 31, 2010 and 2009:

	Pension Plans		Post-Retirement Medical Plans
	Three Months Ended March 31,
	2010	2009	2010	2009
Components of Net Periodic Benefit Cost (Credit):
Service cost	$348	$-	$18	$28
Interest cost	7,085	5,519	73	95
Expected return on plan assets	(7,373)	(6,130)	-	-
Amortization of:
Prior service credit	751	-	(256)	(346)
Net actuarial loss	201	208	-	27

Net periodic benefit cost (credit)	$1,012	$(403)	$(165)	$(196)

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

15.	RESTRUCTURING PLANS

In each of the first quarters of 2010 and 2009, the Company announced a restructuring plan which included certain staff reductions and realignments of personnel (the “2010 Restructuring Plan” and the “2009 Restructuring Plan”, respectively, and collectively the “2010 and 2009 Restructuring Plans”). The 2010 Restructuring Plan was expected to result in an aggregate pre-tax charge of approximately $90,000 in the first quarter of 2010. Of the expected amount above, to date the Company recorded a pre-tax charge in the first quarter of 2010 of $87,108, inclusive of $46,880 relating to the acceleration of RSUs (the “2010 Restructuring Charge”), with this charge partially offset by an associated income tax benefit of $5,680, and, in connection with the 2009 Restructuring Plan, the Company recorded a charge in the first quarter of 2009 of $62,550, inclusive of $24,239 relating to the acceleration of RSUs (the “2009 Restructuring Charge”), with this charge partially offset by an associated income tax benefit of $6,401 (collectively, the “2010 and 2009 Restructuring Charges”).

The 2010 and 2009 Restructuring Charges primarily consisted of compensation-related expenses, including the acceleration of unrecognized expenses pertaining to RSUs previously granted to individuals who were terminated pursuant to the restructuring, severance and benefit payments and other costs. As of March 31, 2010, the remaining liability associated with the 2010 Restructuring Plan was $34,100 and, as of March 31, 2010 and December 31, 2009, the remaining liability associated with the 2009 Restructuring Plan was $8,400 and $11,500, respectively. During the three month period ended March 31, 2010, there were no adjustments to the liability with respect to the 2009 Restructuring Plan. Such liabilities are reported within “accrued compensation and benefits” and “other liabilities” on the accompanying condensed consolidated statements of financial condition.

16.	INCOME TAXES

The Company recorded an income tax provision (benefit) of $5,540 and ($4,554) for the three month periods ended March 31, 2010 and 2009, respectively, representing effective tax rates of (16.0)% and 5.0%, respectively. Excluding (i) the income tax benefits of $5,680 related to the 2010 Restructuring Charge and $1,363 related to the charge incurred in connection with the amendment of Lazard’s retirement policy with respect to RSU awards, and (ii) the income tax benefit of $6,401 related to the 2009 Restructuring Charge, the Company had an income tax provision of $12,583 and $1,847 for the three month periods ended March 31, 2010 and 2009, respectively, representing effective tax rates of 16.3% and (6.5)%, respectively. The effective tax rates herein for the three month period ended March 31, 2010 reflect a benefit from the reduction in unrecognized tax benefits of $4,480 (including interest and penalties), relating to settlements with taxing authorities pertaining to certain prior years.

Although a portion of Lazard Group’s income is subject to U.S. federal income taxes, the principal difference between the U.S. federal statutory tax rate of 35.0% and Lazard Group’s effective tax rates described above is due to Lazard Group primarily operating in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income from its U.S. operations is generally not subject to U.S. federal income taxes, because taxes associated with such income represent obligations of the individual partners. Lazard Group, however, is subject to New York City Unincorporated Business Tax (“UBT”), which is attributable to Lazard Group’s operations apportioned to New York City. UBT is incremental to the U.S. federal statutory tax rate. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

17.	RELATED PARTIES

Amounts receivable from, and payable to, related parties as of March 31, 2010 and December 31, 2009 are set forth below:

	March 31, 2010	December 31, 2009

Receivables
LFCM Holdings	$11,092	$14,212
Lazard Ltd Subsidiaries	32,177	31,684
Other	598	203

Total	$43,867	$46,099

Payables
LFCM Holdings	$ 2,877	$ 1,747
Lazard Ltd Subsidiaries	230,296	240,518
Other	119	19

Total	$233,292	$242,284

LFCM Holdings

LFCM Holdings owns and operates the capital markets business and fund management activities, as well as other specified non-operating assets and liabilities, that were transferred to it by Lazard Group (referred to as the “separated businesses”) in May 2005 and is owned by the current and former working members, including certain of Lazard’s current and former managing directors (which also include our executive officers) who are also members of LAZ-MD Holdings. In addition to the master separation agreement, which effected the separation and recapitalization that occurred in May 2005, LFCM Holdings entered into certain agreements that addressed various business matters associated with the separation, including agreements related to administrative and support services (the “administrative services agreement”), employee benefits, insurance matters and licensing. In addition, LFCM Holdings and Lazard Group entered into a business alliance agreement. Certain of these agreements are described in more detail in the Company’s Form 10-K.

For the three month periods ended March 31, 2010 and 2009, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $546 and $1,457, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $3,345 and $157, respectively. Amounts relating to the administrative services agreement are reported as reductions to operating expenses. Net referral fees for underwriting transactions under the business alliance agreement are reported in “revenue-other”. Net referral fees for private placement, M&A and restructuring transactions under the business alliance agreement are reported in advisory fee revenue.

Receivables from LFCM Holdings and its subsidiaries as of March 31, 2010 and December 31, 2009 primarily include $2,397 and $5,891, respectively, related to administrative and support services and reimbursement of expenses incurred on behalf of LFCM Holdings and $7,318 and $6,202, respectively, related to referral fees for underwriting and private placement transactions. Payables to LFCM Holdings and its subsidiaries at March 31, 2010 and December 31, 2009 relate primarily to referral fees for Financial Advisory transactions of $2,877 and $1,747, respectively.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Lazard Ltd Subsidiaries

Lazard Group’s receivables from subsidiaries of Lazard Ltd at March 31, 2010 and December 31, 2009 include interest-bearing loans of $30,102 and $29,732, respectively, including accrued interest thereon. Interest income relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $809 and $843 for the three month periods ended March 31, 2010 and 2009, respectively.

As of both March 31, 2010 and December 31, 2009, Lazard Group’s payables to subsidiaries of Lazard Ltd included $64,305 related to the LAM Merger (see Note 7 of Notes to Condensed Consolidated Financial Statements), as well as payables at both March 31, 2010 and December 31, 2009 aggregating $39,820, in connection with Lazard Group’s acquisition of GAHL and Edgewater’s management vehicles, and with respect to Lazard Ltd’s acquisition of CWC and subsequent contribution of CWC to Lazard Group (see Note 8 of Notes to Condensed Consolidated Financial Statements). In addition, as of both March 31, 2010 and December 31, 2009, Lazard Group’s payables to subsidiaries of Lazard Ltd include interest-bearing loans, plus accrued interest thereon, of $125,998 and $136,329, respectively. Interest expense relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $1,125 and $1,828 for the three month periods ended March 31, 2010 and 2009, respectively.

LAZ-MD Holdings

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the three month periods ended March 31, 2010 and 2009, such charges amounted to $188 for each period.

18.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Exchange Act”). Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. At March 31, 2010, LFNY’s regulatory net capital was $23,158, which exceeded the minimum requirement by $15,394.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Services Authority. At March 31, 2010, the aggregate regulatory net capital of the U.K. Subsidiaries was $140,884, which exceeded the minimum requirement by $99,476.

CFLF, through which non-corporate finance advisory activities are carried out in France, is subject to regulation by the Commission Bancaire and the Comité des Etablissements de Crédit et des Entreprises d’Investissement for its banking activities conducted through its subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), are subject to regulation and supervision by the Autorité des Marchés Financiers. At March 31, 2010, the consolidated regulatory net capital of CFLF was $180,062, which exceeded the minimum requirement set for regulatory capital levels by $81,429.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At March 31, 2010, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $76,369, which exceeded the minimum required capital by $54,493.

At March 31, 2010, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

Lazard Ltd is currently subject to supervision by the SEC as a Supervised Investment Bank Holding Company (“SIBHC”). As a SIBHC, Lazard Ltd is subject to group-wide supervision, which requires it to compute allowable capital and risk allowances on a consolidated basis. We believe that Lazard Ltd is the only institution currently subject to supervision by the SEC as a SIBHC. We have held discussions with the SEC and other authorities regarding the scope and nature of Lazard Ltd’s reporting and other obligations under the SIBHC program.

On December 11, 2009, the U.S. House of Representatives passed The Wall Street Reform and Consumer Protection Act of 2009 (“H.R. 4173”). H.R. 4173 is currently pending in the U.S. Senate. On March 22, 2010 the Senate Banking Committee voted to approve and send to the Senate floor its own version of financial regulatory reform, titled the “Restoring American Financial Stability Act of 2010” (“S. 3217”). We are not able to predict what action or changes, if any, will result from the Senate’s consideration of S. 3217. We currently are in the process of examining the potential impact of both H.R. 4173 and S. 3217 on us and the SIBHC program, but, given the uncertainty of possible changes to these bills, we are not able to predict the ultimate effect on us and the SIBHC program.

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

The Company’s segment information for the three month periods ended March 31, 2010 and 2009 is prepared using the following methodology:

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

Management evaluates segment results based on net revenue and operating income and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended March 31,
		2010	2009
Financial Advisory	Net Revenue	$268,496	$162,977
	Operating Expenses	237,800	177,621

	Operating Income (Loss) (a)	$30,696	$(14,644)

Asset Management	Net Revenue	$187,753	$101,523
	Operating Expenses	129,440	90,440

	Operating Income (Loss) (a)	$58,313	$11,083

Corporate	Net Revenue	$(18,302)	$(16,633)
	Operating Expenses	105,255	70,714

	Operating Income (Loss) (a)	$(123,557)	$(87,347)

Total	Net Revenue	$437,947	$247,867
	Operating Expenses	472,495	338,775

	Operating Income (Loss) (a)	$(34,548)	$(90,908)

	As of
	March 31, 2010	December 31, 2009
Total Assets:
Financial Advisory	$713,217	$706,785
Asset Management	651,094	702,775
Corporate	1,494,057	1,705,488

Total	$2,858,368	$3,115,048

(a)	Operating income (loss) for the three month periods ended March 31, 2010 and 2009 were significantly impacted by certain special items. Such impact, including the amounts attributable to each of the Company’s business segments, are described in the table below:

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

	Three Months Ended March 31,
	2010	2009
Financial Advisory
Operating income (loss), as reported above	$30,696	$(14,644)
Special item:
Acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards	19,571	-

Operating income (loss), excluding impact of special item	$50,267	$(14,644)

Asset Management
Operating income, as reported above	$58,313	$11,083
Special item:
Acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards	2,902	-

Operating income, excluding impact of special item	$61,215	$11,083

Corporate
Operating loss, as reported above	$(123,557)	$(87,347)
Special items:
Restructuring expense	87,108	62,550
Acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards	2,387	-

Operating loss, excluding impact of special items	$(34,062)	$(24,797)

Consolidated
Operating loss, as reported above	$(34,548)	$(90,908)
Special items:
Restructuring expense	87,108	$62,550
Acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards	24,860	-

Operating income (loss), excluding impact of special items	$77,420	$(28,358)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Group’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”). All references to “2010”, “2009”, “first quarter” or “the period” refer to, as the context requires, the three month periods ended March 31, 2010 and March 31, 2009.

Forward-Looking Statements and Certain Factors that May Affect Our Business

Management has included in Parts I and II of this Form 10-Q, including in its MD&A, statements that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in our Form 10-K under the caption “Risk Factors,” including the following:

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

•

expectations with respect to the economy, securities markets, the market for mergers, acquisitions and strategic advisory and restructuring activity, the market for asset management activity and other industry trends,

•	effects of competition on our business, and

•	impact of future legislation and regulation on our business.

The Company is committed to providing timely and accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, the Company uses its websites to convey information about our businesses, including the anticipated release of quarterly financial results, quarterly financial, statistical and business-related information and the posting of updates of assets under management (“AUM”) in various mutual funds, hedge funds and other investment products managed by Lazard Asset Management LLC and its subsidiaries (“LAM”). Monthly updates of these funds are posted to the LAM website (www.lazardnet.com) on the third business day following the end of each month. Investors can link to Lazard Ltd, Lazard Group and their operating company websites through http://www.lazard.com. Our websites and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-Q.

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

We continue to explore and discuss opportunities to expand the scope of our alternative investment and private equity activities in Europe, the U.S. and elsewhere. These opportunities could include internal growth of new funds and direct investments by us, partnerships or strategic relationships, investments with third parties or acquisitions of existing funds or management companies. In that regard, on July 15, 2009, the Company established a private equity business with The Edgewater Funds (“Edgewater”), a Chicago-based private equity firm, through the acquisition of Edgewater’s management vehicles. The acquisition was structured as a purchase by Lazard of interests in a holding company that owns interests in the general partner and management company entities of the current Edgewater private equity funds (the “Edgewater Acquisition”) (see Note 8 of Notes to Condensed Consolidated Financial Statements). Also, consistent with our obligations to LFCM Holdings, we may explore discrete capital markets opportunities.

The Company’s consolidated net revenue was derived from the following segments:

	Three Months Ended March 31,
	2010	2009
Financial Advisory	61%	66%
Asset Management	43	41
Corporate	(4)	(7)

Total	100%	100%

Business Environment

Economic and market conditions in the U.S. and globally showed signs of recovery during the first quarter of 2010 with the continuation of gains, although modest, to the already robust gains in the global equity markets in 2009, as well as generally healthier credit markets, improved corporate earnings and continued low interest rates. These factors contributed to the improvement in our operating performance in both Financial Advisory and Assets Management during the 2010 first quarter. However, the state of public finances of certain Euro economies, high global unemployment levels, increasing oil prices and the regulatory environment suggest that certain vulnerabilities to the global economy and, in turn, to the overall business environment, remain.

Lazard operates in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for Lazard’s management to predict all risks and uncertainties, nor can Lazard assess the impact of all potentially applicable factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. See the section entitled “Risk Factors” in our Form 10-K. Furthermore, net income and revenue in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

Financial Advisory

While global and trans-atlantic completed M&A transactions for the first quarter of 2010 were lower than the corresponding prior year quarter, announced transactions, particularly trans-atlantic transactions, increased.

The following table sets forth industry statistics regarding the value of M&A transactions in the periods:

	Three Months Ended March 31,
	2010	2009	% Incr/(Decr)
	($ in billions)
Completed M&A Transactions:
Global	$366	$497	(26)%
Trans-Atlantic	49	56	(13)%

Announced M&A Transactions:
Global	544	512	6%
Trans-Atlantic	36	7	414%

Source:	Thomson Financial as of April 11, 2010.

We believe that in the current environment we are relatively well positioned as our clients refinance, restructure and position their asset portfolios for growth. While overall M&A industry statistics regarding the number and size of announced transactions increased modestly in the first quarter of 2010 as compared to the 2009 period, we continue to remain cautious with respect to the overall economic environment and its impact on the M&A business. Generally, during periods of unfavorable market or economic conditions, the volume and value of M&A transactions may decrease, thereby reducing the demand for our advisory services and increasing competition among financial services companies seeking such engagements.

Global restructuring activity decreased during the first quarter of 2010 due to a lower level of corporate debt defaults. According to Moody’s Investors Service, Inc., in the first quarter of 2010, a total of 16 issuers defaulted as compared to 90 in the corresponding 2009 period.

While we believe that the number and value of corporate defaults may continue to decline throughout the year, we expect that our Restructuring business should remain active over the next several years from the significant level of corporate defaults in 2009, as well as from advising companies during this period of volatility on matters relating to debt and financing restructuring and other on- and off-balance sheet assignments. Our Restructuring assignments normally are executed over a six- to eighteen-month period.

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

Asset Management

As shown in the table below, major global market indices at March 31, 2010 increased modestly as compared to such indices at December 31, 2009 and increased significantly as compared to March 31, 2009.

	Percentage Change March 31, 2010 vs.
	December 31, 2009	March 31, 2009
MSCI World Index	3%	49%
CAC 40	1%	42%
DAX	3%	51%
FTSE 100	5%	45%
TOPIX 100	8%	30%
MSCI Emerging Market	2%	77%
Dow Jones Industrial Average	4%	43%
NASDAQ	6%	57%
S&P 500	5%	47%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM. Accordingly, since market appreciation (depreciation) and foreign currency volatility impact the level of our AUM, such items will impact the level of revenues we receive from our Asset Management business. A substantial portion of our AUM is invested in equities, and market appreciation reflected in the changes in Lazard’s AUM during the period generally corresponded to the changes in global market indices. While our AUM at March 31, 2010 increased modestly versus AUM at December 31, 2009, our average AUM during the first quarter of 2010 increased significantly as compared to our average AUM for the first quarter of 2009, reflecting significant market appreciation for the last nine months of 2009, and, to a lesser extent, the first three months of 2010, as well as net inflows over such twelve month period. Such increased AUM resulted in higher management fee revenues in the 2010 period.

Financial Statement Overview

Net Revenue

The majority of Lazard’s Financial Advisory net revenue is earned from the successful completion of M&A transactions, strategic advisory matters, restructuring and capital structure advisory services, capital raising and similar transactions. The main drivers of Financial Advisory net revenue are overall M&A activity, the level of corporate debt defaults and the environment for capital raising activities, particularly in the industries and geographic markets in which Lazard focuses. In some client engagements, often those involving financially distressed companies, revenue is earned in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment and are not necessarily linked to the completion of a transaction. In addition, Lazard also earns fees from providing strategic advice to clients, with such fees not being dependent on a specific transaction and from public and private securities offerings for referring opportunities to LFCM Holdings for underwriting and distribution of securities. The referral fees received from LFCM Holdings are generally one-half of the revenue recorded by LFCM Holdings in respect of such activities. Significant fluctuations in Financial Advisory net revenue can occur over the course of any given year because a significant portion of such net revenue is earned upon the successful completion of a transaction, restructuring or capital raising activity, the timing of which is uncertain and is not subject to Lazard’s control.

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

For private equity funds, incentive fees may be earned in the form of a “carried interest” if profits arising from realized investments exceed a specified threshold. Typically, such carried interest is ultimately calculated on a whole-fund basis and, therefore, clawback of carried interests during the life of the fund can occur. As a result, incentive fees earned on our private equity funds are not recognized until potential uncertainties regarding the ultimate realizable amounts have been determined, including any potential for clawback.

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

Although Corporate segment net revenue during the 2010 period represented (4)% of Lazard’s net revenue, total assets in Corporate represented 52% of Lazard’s consolidated total assets as of March 31, 2010, which is attributable to assets associated with LFB, investments in government bonds, LAM-managed funds, other securities and cash.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for employees and managing directors. Our compensation and benefits expense includes amortization of the relevant portion of the restricted stock unit awards (“RSUs”) under the Lazard Ltd 2005 Equity Incentive Plan (“2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”), with such amortization generally determined on a straight-line basis over the vesting periods and not on the basis of revenue recognition. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our operating and financial performance, staffing levels and competitive pay conditions, as well as the mix between current and deferred compensation. Our compensation expense-to-operating revenue ratio for the 2010 and 2009 periods was 60.2% and 74.4%, respectively (with such ratio excluding, in 2010, the compensation charge of approximately $25 million in connection with the accelerated vesting of RSUs related to the Company’s change in retirement policy). See Note 13 of Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s incentive plans.

Lazard’s operating expenses also include “non-compensation expense”, amortization of intangible assets related to business acquisitions and, in the 2010 and 2009 periods, restructuring expense. Non-compensation expense includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services, and other expenses. Amortization of intangibles related to business acquisitions related primarily to the July 2009 acquisition of Edgewater. Restructuring expense relates to the certain staff reductions and realignment of personnel in the first quarters of 2010 and 2009, and includes severance and related benefits expense, the acceleration of unrecognized expense pertaining to RSUs previously granted to individuals who were terminated and certain other costs related to these initiatives.

Provision (Benefit) for Income Taxes

Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income pertaining to the limited liability company is not subject to U.S. federal income taxes because taxes associated with such income represent obligations of the individual partners. Outside the U.S., Lazard Group operates principally through corporations and is subject to local income taxes. Income taxes (benefits) shown on Lazard’s consolidated statements of operations are related to non-U.S. entities and to New York City Unincorporated Business Tax (“UBT”) attributable to Lazard’s operations apportioned to New York City.

Noncontrolling Interests

The Company records a charge (credit) to noncontrolling interests relating to Edgewater and various LAM-related general partnership interests (“GPs”) held directly by certain of our LAM managing directors.

See Note 12 of Notes to Condensed Consolidated Financial Statements for information regarding Company’s noncontrolling interests.

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

During the 2010 and 2009 periods, the Company reported certain charges (the “2010 special items” and the “2009 special item,” respectively, and collectively, the “2010 and 2009 special items”) that resulted in a significant adverse impact on its operating results. The impact of such special items on the Company’s condensed consolidated statements of operations are described in more detail in the table below.

	Three Months Ended March 31,
	2010			2009
	Restructuring (a)	RSU Amortization Amendment (b)	Total	Restructuring (a)
	($ in thousands)
Compensation		$24,860	$24,860
Restructuring	$87,108		87,108	$62,550

Operating Income (Loss)	(87,108)	(24,860)	(111,968)	(62,550)
Income Tax (Benefit)	(5,680)	(1,363)	(7,043)	(6,401)

Net Income (Loss) Attributable to Lazard Group	$(81,428)	$(23,497)	$(104,925)	$(56,149)

(a)	Restructuring plans announced in the first quarters of 2010 and 2009, respectively.
(b)	Additional amortization expense in connection with the accelerated vesting of RSUs related to the change in the Company’s retirement policy.

A discussion of the Company’s consolidated results of operations for the 2010 and 2009 periods is set forth below, followed by a more detailed discussion of business segment results. For comparability purposes in the discussion that follows, the 2010 and 2009 results are shown in tables below, as applicable, on both an “as reported” U.S. GAAP and “excluding special items” non-U.S. GAAP basis.

	Three Months Ended March 31,
	2010			2009
	U.S. GAAP As Reported	Impact of Special Items (a)	Non-U.S. GAAP Excluding Special Items (b)	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)
	($ in thousands)
Net Revenue	$437,947		$437,947	$247,867		$247,867

Operating Expenses:
Compensation and benefits	300,375	$24,860	275,515	203,532		203,532
Non-compensation expense	83,242		83,242	72,349		72,349
Amortization of intangible assets related to acquisitions	1,770		1,770	344		344
Restructuring	87,108	87,108	-	62,550	$62,550	-

Total operating expenses	472,495	111,968	360,527	338,775	62,550	276,225

Operating Income (Loss)	(34,548)	(111,968)	77,420	(90,908)	(62,550)	(28,358)
Provision (benefit) for income taxes	5,540	(7,043)	12,583	(4,554)	(6,401)	1,847

Net Income (Loss)	(40,088)	(104,925)	64,837	(86,354)	(56,149)	(30,205)
Less – Net Income (Loss) Attributable to Noncontrolling Interests	2,358		2,358	(1,071)		(1,071)

Net Income (Loss) Attributable to Lazard Group	$(42,446)	$(104,925)	$62,479	$(85,283)	$(56,149)	$(29,134)

Operating Income (Loss), As A % Of Net Revenue	(8)%		18%	(37)%		(11)%

(a)	Represents charges related to the previously described special items. See Notes 13, 15 and 19 of Notes to Condensed Consolidated Financial Statements.
(b)	A non-U.S. GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.

The table below describes the components of operating revenue, a non-U.S. GAAP measure used by the Company to manage total compensation and benefits expense to managing directors and employees. Management believes operating revenue provides the most meaningful basis for comparison between present, historical and future periods.

	Three Months Ended March 31,
	2010	2009
	($ in thousands)
Operating revenue
Total revenue	$464,616	$276,672
Add (deduct):
LFB interest expense (a)	(2,559)	(4,017)
Revenue related to noncontrolling interests (b)	(4,339)	1,070

Operating revenue	$457,718	$273,725

(a)	The interest expense incurred by LFB is excluded from total revenue because LFB is a commercial bank and we consider its interest expense to be a cost directly related to the conduct of its business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount. Further, such results are offset by a charge or credit to noncontrolling interests.

Certain key ratios, statistics and headcount information for the 2010 and 2009 periods are set forth below:

	Three Months Ended March 31,
	2010	2009
As a % of Net Revenue, By Revenue Category:
Investment banking and other advisory fees	62%	65%
Money management fees	40	40
Interest income	1	3
Other	3	3
Interest expense	(6)	(11)

Net Revenue	100%	100%

	As of March 31,
	2010	2009
Headcount:
Managing Directors:
Financial Advisory	145	154
Asset Management	64	56
Corporate	9	8
Other Employees:
Business segment professionals	975	968
All other professionals and support staff	1,099	1,121

Total	2,292	2,307

Operating Results

The Company’s quarterly revenue and profits can fluctuate materially depending on the number, size and timing of completed transactions on which it advised, as well as seasonality and other factors. Accordingly, the revenue and profits in any particular quarter may not be indicative of future results. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods. As reflected in the table of consolidated results of operations above, charges related to the 2010 and 2009 special items had a significant impact on the Company’s reported operating results. Lazard management believes that comparisons between periods are most meaningful after excluding the impact of such items.

Three Months Ended March 31, 2010 versus March 31, 2009

The Company reported a net loss attributable to Lazard Group of $42 million, as compared to a net loss of $85 million in the 2009 period. The Company’s results in both periods were adversely affected by the 2010 and the 2009 special items, which served to increase the net loss attributable to Lazard Group in the 2010 and 2009 periods by $105 million and $56 million, respectively. Excluding the after-tax impact of the 2010 and 2009 special items in each year, net income attributable to Lazard Group in the 2010 period was $62 million, an increase of $92 million, as compared to the 2009 period. The changes in the Company’s operating results during the periods are described below.

Net revenue increased $190 million, or 77%, as compared to the 2009 period, with operating revenue increasing $184 million, or 67%. Fees from investment banking and other advisory activities increased $108 million, or 67%, reflecting increases in all advisory activities as a $50 million, or 52%, increase in M&A and Strategic Advisory revenue, was accompanied by a $40 million, or 65%, increase in Restructuring revenue, and a $15 million, or 272%, increase in Capital Markets and Other Advisory revenue. Money management fees, including incentive fees, increased $78 million, or 79%, due to a $46 billion, or 54%, increase in average AUM for the 2010 period, primarily as the result of market appreciation experienced most significantly in the last nine months of 2009, and, to a lesser extent, the first three months of 2010, and net inflows during such periods, as well as higher incentive fees earned in the 2010 period. Interest income decreased $2 million, or 29%, due primarily to a lower interest rate environment and lower receivables from banks. Other revenue increased $4 million, or 54%, principally due to increased investment income. Interest expense decreased $2 million, or 7%, due to the lower interest rate environment and reduced levels of LFB’s customer deposits.

Compensation and benefits expense for the 2010 period, including the 2010 special item of $25 million, increased $97 million, or 48%. When excluding the 2010 special item, compensation and benefits expense increased $72 million, or 35%, reflecting increases in the provision for discretionary bonuses relating to the increase in operating revenue. Compensation and benefits expense, excluding the 2010 special item, was 60.2% and 74.4% of operating revenue for the 2010 and 2009 periods, respectively.

Non-compensation expense increased $11 million, or 15%. Factors contributing to the increase were increased spending on travel and other business development activities, and increased fund administration expenses related to the increased level of business activity and AUM. The ratio of non-compensation expense to operating revenue was 18.2% as compared to 26.4% of operating revenue for the 2009 period.

Amortization of intangible assets increased $1 million principally due to the Edgewater acquisition in July 2009.

In the first quarter of 2010 and 2009, the Company announced plans to reduce certain staff and realign personnel. As a result, the 2010 and 2009 special items include restructuring charges of $87 million and $63 million, respectively, in connection with severance and benefit payments, the acceleration of unrecognized expense pertaining to RSUs previously granted to individuals who were terminated and certain other costs related to the restructuring initiatives.

Operating loss for the 2010 period was approximately $35 million, as compared to an operating loss of $91 million in the prior year period (with such amounts including the impact of the 2010 and 2009 special items) and, as a percentage of net revenue, was (8)% as compared to (37)% in the 2009 period. Excluding the impact of the 2010 and 2009 special items in each period, operating income was approximately $78 million, an increase of $106 million, as compared to an operating loss of $28 million in 2009, and, as a percentage of net revenue, was 18%, as compared to (11)%, respectively.

The provision for income taxes was $6 million, an increase of $10 million, as compared to a tax benefit of approximately $4 million in the 2009 period. When excluding the tax benefits of $7 million and $6 million relating to the 2010 and 2009 special items, respectively, the income tax provision increased $11 million, principally due to increases in operating income in 2010.

Net income attributable to noncontrolling interests increased $3 million, as compared to the 2009 period relating to higher revenue from noncontrolling interests (included in “revenue-other”).

Business Segments

The following is a discussion of net revenue and operating income for the Company’s business segments - Financial Advisory, Asset Management and Corporate. Each segment’s operating expenses include (i) compensation and benefits expenses that are incurred directly in support of the segment and (ii) other operating expenses, which include directly incurred expenses for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourcing, and indirect support costs (including compensation and benefits expense and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistical drivers such as, among other items, headcount, square footage and transactional volume. As reflected in the tables below, each segment’s operating results are presented, as applicable, on an “as reported” and “excluding special items” basis (see Note 19 of Notes to Condensed Consolidated Financial Statements).

Financial Advisory

The following table summarizes the operating results of the Financial Advisory segment:

	Three Months Ended March 31,
	2010			2009
	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)	U.S. GAAP As Reported
	($ in thousands)
M&A and Strategic Advisory	$146,921		$146,921	$96,475
Restructuring	100,823		100,823	60,929
Capital Markets and Other Advisory	20,752		20,752	5,573

Net Revenue	268,496		268,496	162,977
Operating Expenses (c)	237,800	$19,571	218,229	177,621

Operating Income (Loss)	$30,696	$(19,571)	$50,267	$(14,644)

Operating Income (Loss), As A Percentage Of Net Revenue	11%		19%	(9)%

	As of March 31,
	2010	2009
Headcount (d):
Managing Directors	145	154
Other Employees:
Business segment professionals	671	660
All other professionals and support staff	215	228

Total	1,031	1,042

(a)	Represents the portion of the 2010 special item attributable to the Financial Advisory segment (see Note 19 of Notes to Condensed Consolidated Financial Statements).
(b)	A non-U.S. GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.
(c)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(d)	Excludes headcount related to indirect support functions, with such headcount being included in the Corporate segment.

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

	Three Months Ended March 31,
	2010	2009
Lazard Statistics:
Number of Clients:
Total	243	223
With Fees Greater than $1 million	58	38
Percentage of Total Financial Advisory Revenue from Top 10 Clients	37%	33%
Number of M&A Transactions Completed Greater than $1 billion (a)	3	8

(a)	Source: Thomson Financial as of April 11, 2010.

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms. The offices that generate Financial Advisory net revenue are located in the U.S., Europe (principally in the U.K., France, Italy, Spain and Germany) and the rest of the world (principally in Australia).

	Three Months Ended March 31,
	2010	2009
United States	54%	53%
Europe	44	44
Rest of World	2	3

Total	100%	100%

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

Financial Advisory Results of Operations

Financial Advisory’s quarterly revenue and profits can fluctuate materially depending on the number, size and timing of completed transactions on which it advised, as well as seasonality and other factors. Accordingly, the revenue and profits in any particular quarter or period may not be indicative of future results. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and further periods. As reflected in the table of operating results of the Financial Advisory segment above, the portion of the 2010 special item attributable to the Financial Advisory segment had a significant impact on the segment’s reported operating results for the 2010 period. Lazard management believes that comparisons between periods are most meaningful after excluding the impact of such item.

Three Months Ended March 31, 2010 versus March 31, 2009

Financial Advisory net revenue increased approximately $106 million, or 65%, as compared to the 2009 period, reflecting increases in M&A and Strategic Advisory revenue of $50 million, or 52%, Restructuring revenue of $40 million, or 65%, and Capital Markets and Other Advisory net revenue of $15 million, or 272%.

The increase in M&A and Strategic Advisory revenue was principally due to an increase in completed transactions in which we were engaged, higher average fees per M&A and Strategic Advisory assignment, and an increased number of engagements generating fee revenues greater than $1 million. Our major clients, which in the aggregate represented a significant portion of our M&A and Strategic Advisory revenue for the first quarter of 2010, included BI-Invest GP, Carilion Labs, Cazenove Group, FGX International, Kraft Foods, Lincoln Financial, Marken Group, NII Holdings, Premium Financing Specialists and Sensor Technologies.

Restructuring revenue is derived from various activities, including bankruptcy assignments, global debt and financing restructurings, distressed asset sales and advice on complex on- and off-balance sheet assignments, such as retiree health care obligations. The increase in Restructuring revenue in the first quarter of 2010 was principally driven by an increase in success fees, with such increase more than offsetting a decline in retainer fees earned. The decline in retainer fees is related to a lower number of active deals in the first quarter of 2010 versus that in the 2009 period, consistent with the industry trend previously described. Notable assignments completed in the first quarter of 2010 included JSC Alliance Bank, Evraz Group, Highstreet, R.H. Donnelly and Tropicana Entertainment.

The increase in Capital Markets and Other Advisory net revenue reflected increases in the value and the number of fund closings by our Private Fund Advisory Group, Registered Direct Offerings and private placements by our Capital Markets Group. Transactions in the first quarter of 2010 included Abenix, Amonix, Capstone Turbine, GP Investimentos, Gores III and Sterling Group III.

Operating expenses increased $60 million, or 34%, as compared to the 2009 period. Excluding the impact of the portion of the 2010 special item attributable to the Financial Advisory segment, operating expenses increased $41 million, or 23%. Contributing to the increase was a higher provision for discretionary bonuses related to the increase in operating revenue, and higher costs related to travel and other business development expenses, including recruiting and technology expenses.

Financial Advisory operating income was $31 million, an increase of $45 million, as compared to the 2009 period, and represented 11% of segment net revenues in the 2010 period. Excluding the impact of the portion of the 2010 special item attributable to the Financial Advisory segment, operating income in the 2010 period increased $65 million, and represented 19% of segment net revenues, as compared to (9)% in the 2009 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	March 31, 2010	December 31, 2009
	($ in millions)
AUM:
International Equities	$31,601	$32,268
Global Equities	63,327	58,332
U.S. Equities	17,707	16,003

Total Equities	112,635	106,603

European and International Fixed Income	12,672	13,763
Global Fixed Income	1,694	1,794
U.S. Fixed Income	2,707	2,499

Total Fixed Income	17,073	18,056

Alternative Investments	4,297	3,936
Private Equity	896	839
Cash Management	71	109

Total AUM	$134,972	$129,543

Average AUM for the 2010 and 2009 periods is set forth below. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Three Months Ended March 31,
	2010	2009
	($ in millions)
Average AUM	$132,256	$86,097

Total AUM at March 31, 2010 increased $5 billion, or 4%, as compared to that at December 31, 2009. Average AUM for the period was 54% higher than the average AUM for the 2009 period, which was principally the result of market appreciation (which was generally consistent with the industry as a whole) for the last nine months of 2009 and, to a lesser extent, the first three months of 2010, and net inflows occurring over such twelve month period. International, Global and U.S. equities represented 23%, 47% and 13% of total AUM at March 31, 2010, respectively, versus 25%, 45% and 12% of total AUM at December 31, 2009, respectively.

As of March 31, 2010 and December 31, 2009, approximately 89% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors and, as of both such dates, 11% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

As of March 31, 2010, AUM denominated in foreign currencies represented approximately 43% of our total AUM, as compared to 45% at December 31, 2009. Foreign denominated AUM declines in value with the strengthening of the U.S. dollar and increases in value as the U.S. dollar weakens.

The following is a summary of changes in AUM for the 2010 and 2009 periods.

	Three Months Ended March 31,
	2010	2009
	($ in millions)
AUM - Beginning of Period	$129,543	$91,109
Net Flows(a)	2,967	(2,447)
Market and Foreign Exchange Appreciation (Depreciation)	2,462	(7,578)

AUM - End of Period	$134,972	$81,084

(a)	Includes inflows of $9,006 and $3,547 and outflows of $6,039 and $5,994 for the 2010 and 2009 periods, respectively.

Inflows in the first quarter of 2010 were in a broad range of products, with emphasis on Emerging Markets and Global Thematic Equity products, due to increased investments in existing accounts as well as new accounts gained. Outflows in the period occurred most significantly in European Fixed Income and European and U.K. Equity products.

As of April 23, 2010, AUM was $138.2 billion, a $3.2 billion increase since March 31, 2010. The change in AUM was due to market appreciation of $2.0 billion and net inflows of $1.2 billion. Market appreciation was approximately 1% of AUM since March 31, 2010, which was generally consistent with the increase in global market indices during that period.

The following table summarizes the operating results of the Asset Management segment.

	Three Months Ended March 31,
	2010			2009
	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)	U.S. GAAP As Reported
	($ in thousands)
Revenue:
Management Fees	$161,796		$161,796	$93,500
Incentive Fees	13,787		13,787	5,435
Other Income	7,888		7,888	3,658

Sub-total	183,471		183,471	102,593
Noncontrolling Interest Revenue	4,282		4,282	(1,070)

Net Revenue	187,753		187,753	101,523
Operating Expenses (c)	129,440	$2,902	126,538	90,440

Operating Income (Loss)	$58,313	$(2,902)	$61,215	$11,083

Operating Income, As A Percentage of Net Revenue	31%		33%	11%

	As of March 31,
	2010	2009
Headcount(d):
Managing Directors	64	56
Other Employees:
Business segment professionals	294	300
All other professionals and support staff functions	276	275

Total	634	631

(a)	Represents the portion of the 2010 special item attributable to the Asset Management segment (see Note 19 of Notes to Condensed Consolidated Financial Statements).
(b)	A non-U.S. GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.
(c)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(d)	Excludes headcount related to indirect support functions, with such headcount being included in the Corporate segment.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms:

	Three Months Ended March 31,
	2010	2009
United States	54%	51%
Europe	35	37
Rest of World	11	12

Total	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods. As reflected in the table of operating results of the Asset Management segment above, the portion of the 2010 special item attributable to the Asset Management segment had a significant impact on the segment’s reported operating results for the 2010 period. Lazard management believes that comparisons between periods are most meaningful after excluding the impact of such item.

Three Months Ended March 31, 2010 versus March 31, 2009

Asset Management net revenue increased $86 million, or 85%, as compared to the 2009 period. Management fees increased $68 million, or 73%, as compared to 2009, driven by a 54% increase in average AUM. This increase was due largely to the increase in equity market indices, net inflows, and the impact of a change in the mix of investment products. Incentive fees increased $8 million, or 154%, as compared to the 2009 period, relating to traditional long-only investment strategies. Other revenue increased $10 million, as compared to the 2009 period, principally due to losses in 2009 which did not recur in 2010, and increased commission income on the 2010 period.

Operating expenses increased $39 million, or 43%, as compared to the 2009 period. When excluding the 2010 special item, operating expenses increased $36 million, or 40%, principally due to a higher provision for discretionary bonuses and profit pools related to the increase in operating revenue, as well as higher fees for outsourced services related to higher AUM and an increase in the amortization of intangible assets relating to the Edgewater acquisition.

Asset Management operating income was $58 million, an increase of $47 million, as compared to $11 million in the 2009 period, and represented 31% of segment net revenue. When excluding the impact of the 2010 special item, operating income increased $50 million, and represented 33% of segment net revenue as compared to 11% for the 2009 period.

Corporate

The following table summarizes the results of the Corporate segment:

	Three Months Ended March 31,
	2010			2009
	U.S. GAAP As Reported	Impact of Special Items (a)	Non-U.S. GAAP Excluding Special Items (b)	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)
	($ in thousands)
Interest Income	$5,289		$5,289	$6,592		$6,592
Interest Expense	(25,773)		(25,773)	(27,935)		(27,935)

Net Interest Income (Expense)	(20,484)		(20,484)	(21,343)		(21,343)
Other Revenue	2,182		2,182	4,710		4,710

Net Revenue (Expense)	(18,302)		(18,302)	(16,633)		(16,633)
Operating Expenses	105,255	$89,495	15,760	70,714	$62,550	8,164

Operating Income (Loss)	$(123,557)	$(89,495)	$(34,062)	$(87,347)	$(62,550)	$(24,797)

	As of March 31,
	2010	2009

Headcount (c):
Managing Directors	9	8
Other Employees:
Business segment professionals	10	8
All other professionals and support staff	608	618

Total	627	634

(a)	Represents the portion of the 2010 and 2009 special items attributable to the Corporate segment (see Note 19 of Notes to Condensed Consolidated Financial Statements).
(b)	A non-U.S. GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.
(c)	Includes headcount related to support functions.

Corporate Results of Operations

As reflected in the table of operating results of the Corporate segment above, the 2010 and 2009 special items had a significant impact on the segment’s reported operating results in such periods. Lazard management believes that comparisons between periods are most meaningful after excluding the impact of such items.

Three Months Ended March 31, 2010 versus March 31, 2009

Net interest expense decreased $1 million, or 4%, as compared to the 2009 period. Other revenue declined $3 million, or 54%, as compared to the 2009 period, principally due to lower investment income.

Operating expenses increased $35 million, $27 million of which related to the net impact of the 2010 and 2009 special items attributable to the Corporate segment. When excluding the impact of the 2010 and 2009 special items, operating expenses increased $8 million, principally relating to a higher provision for discretionary bonuses.

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

Summary of Cash Flows:

	Three Months Ended March 31,
	2010	2009
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income (loss)	$(40.1)	$(86.4)
Noncash charges (a)	160.8	96.9
Other operating activities (b)	(346.7)	(17.1)

Net cash provided (used) by operating activities	(226.0)	(6.6)

Investing activities (c)	77.0	(6.2)
Financing activities (d)	(47.7)	(93.1)
Effect of exchange rate changes	(11.7)	(5.5)

Net Decrease in Cash and Cash Equivalents	(208.4)	(111.4)
Cash and Cash Equivalents:
Beginning of Period	899.7	907.3

End of Period	$691.3	$795.9

(a) Consists of the following:

Depreciation and amortization of property	$5.2	$5.7
Amortization of deferred expenses, stock units and interest rate hedge	153.8	91.2
Amortization of intangible assets related to business acquisitions	1.8	0.3
Gain on extinguishment of debt	-	(0.3)

	$160.8	$96.9

(b)	Includes net changes in operating assets and liabilities relating to increases and decreases between periods in both the “deposits and other payables” and “receivables-net” captions on the statements of cash flows and relates primarily to LFB. Included within the “receivables-net” caption on the statements of cash flows are amounts related to LFB’s short-term deposits in the inter-bank market and with the Banque de France, which represent substantially all of the separately identified amount recorded as “receivables-net: banks” on the Company’s statements of financial condition. The level of these deposits may be driven by the level of LFB customer and bank-related interest-bearing time and demand deposits (which can fluctuate significantly on a daily basis) and by changes in asset allocation.
(c)	Principally relates to purchases and proceeds from sales and maturities of “available-for-sale” and “held-to maturity” securities, and, in the 2010 period, the disposition of our equity method investment in Sapphire (see Note 4 of Notes to Condensed Consolidated Financial Statements).
(d)	Primarily includes distributions to members and noncontrolling interest holders, settlements of vested RSUs, repurchases of shares of Class A common stock and activity related to borrowings.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. At March 31, 2010, Lazard had $919 million of cash and liquid securities, including $147 million of U.S. government debt and agencies securities and $80 million of investments in marketable equity securities and public and private asset management funds. We maintain lines of credit in excess of anticipated liquidity requirements. As of March 31, 2010, Lazard had approximately $258 million in unused lines of credit available to it, including a $150 million senior revolving credit facility with a group of lenders that matures in May 2010 (the “Credit Facility”) (see “—Financing” below) and an aggregate of $86 million of unused lines of credit available to LFB and Edgewater. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

On April 29, 2010, Lazard Group entered into a $150 million, three-year revolving credit facility (the “2010 Credit Facility”) pursuant to an agreement with the banks parties thereto and Citibank, N.A., as administrative agent. The 2010 Credit Facility replaces the prior Credit Facility, which was terminated as a condition to effectiveness of the 2010 Credit Facility.

The 2010 Credit Facility contains customary terms and conditions substantially similar to the prior Credit Facility. Such terms and conditions include limitations on consolidations, mergers, indebtedness and certain payments. Lazard Group’s obligations under the 2010 Credit Facility may be accelerated upon customary events of default, including non-payment of principal or interest, breaches of covenants, cross-defaults to other material debt, a change in control and specified bankruptcy events.

The 2010 Credit Facility includes financial covenants that require that Lazard Group not permit (i) its maximum consolidated leverage ratio (as defined in the 2010 Credit Facility) to be greater than 4.00 to 1.00 or (ii) its minimum consolidated interest coverage ratio (as defined in the 2010 Credit Facility) to be less than 3.00 to 1.00.

Financing

Over the past several years, Lazard has entered into several financing agreements designed to strengthen both its capital base and liquidity. Each of these agreements is discussed in more detail in our consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K. The table below sets forth our corporate indebtedness as of March 31, 2010 and December 31, 2009.

		As of
	Maturity Date	March 31, 2010	December 31, 2009	Increase (Decrease)
		($ in millions)
Senior Debt:
7.125%	2015	$538.5	$538.5	$-
6.85%	2017	548.4	548.4	-
Subordinated Debt:
3.25%(a)	2016	150.0	150.0	-

Total Senior and Subordinated Debt		$1,236.9	$1,236.9	$-

(a)	Convertible into shares of Class A common stock at an effective conversion price of $57 per share. One third in principal amount became convertible on and after July 1, 2008, an additional one third in principal amount became convertible on and after July 1, 2009, and a final one third in principal amount will become convertible on and after July 1, 2010, with no principal amounts convertible after June 30, 2011.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. Lazard has not drawn on its Credit Facility since June 30, 2006. We believe that our cash flows from operating activities, along with the use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months and beyond.

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is owing to the lending bank group, the Credit Facility includes financial condition covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended March 31, 2010 Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 2.11 to 1.00 and its Consolidated Interest Coverage Ratio being 6.93 to 1.00. In any event, no amounts were outstanding under the Credit Facility as of March 31, 2010.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes, as well as its $150 Million Subordinated Convertible Note, contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At March 31, 2010, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

Lazard Group’s senior debt is currently rated BBB– (stable outlook) by both Standard & Poor’s and Fitch Ratings and Bal by Moody’s Investors Service. On February 3, 2010, Moody’s announced that they had placed the ratings of Lazard Group on review for possible downgrade.

See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior and subordinated debt.

Members’ Equity

At March 31, 2010, total members’ equity was $330 million as compared to $283 million at December 31, 2009, including $131 million and $128 million of noncontrolling interests on the respective dates. The increase in members’ equity of $47 million in the three month period ended March 31, 2010 was principally due to (i) amortization of RSUs amounting to $151 million, partially offset by (i) a net loss of $40 million, (ii) $32 million for withholding taxes related to the delivery of Class A common stock in connection with the settlement of vested RSUs, (iii) decreases in AOCI (including noncontrolling interests’ portion thereof) of $19 million, and (iv) distributions to members and noncontrolling interests of $14 million. The decreases in AOCI described above are due primarily to (i) net negative foreign currency translation adjustments of $27 million, partially offset by net mark-ups and adjustments for items reclassified to earnings of $7 million related to securities designated as “available-for-sale”.

On January 27, 2010, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, a share repurchase program permitting the repurchase of up to $200 million in aggregate cost of its Class A common stock and Lazard Group common membership interests through December 31, 2011 (see Note 12 of Notes to Condensed Consolidated Financial Statements for information regarding the share repurchase program). During the three month period ended March 31, 2010 (other than shares withheld to cover estimated income taxes under the Company’s compensation plans) the Company repurchased 25,650 shares of Class A common stock, at an aggregate cost of $1 million. Accordingly, at March 31, 2010, $199 million of the share purchase authorization remained available for future repurchases.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of March 31, 2010:

	Contractual Obligations - Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior and Subordinated Debt (including interest) (a)	$1,761,277	$80,805	$161,610	$161,610	$1,357,252
Operating Leases (exclusive of $94,546 of sublease income)	402,777	65,835	100,308	58,098	178,536
LAM Merger Cash Consideration (b)	90,348		90,348
Capital Leases (including interest)	28,884	3,517	6,447	5,346	13,574
Private Equity Funding Commitments (c)	9,113	8,837	276

Total (d)	$2,292,399	$158,994	$358,989	$225,054	$1,549,362

(a)	See Note 10 of Notes to Condensed Consolidated Financial Statements.
(b)	See Note 7 of Notes to Condensed Consolidated Financial Statements.
(c)	See Note 11 of Notes to Condensed Consolidated Financial Statements.
(d)	The table above excludes contingent obligations and any possible payments for uncertain tax positions given the inability to estimate the timing of the latter payments. See Notes 11, 13, 14 and 16 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes.

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

For private equity funds, incentive fees may be earned in the form of a “carried interest” if profits arising from realized investments exceed a specified threshold. Typically, such carried interest is ultimately calculated on a whole-fund basis and, therefore, clawback of carried interests during the life of the fund can occur. As a result, incentive fees earned on our private equity funds are not recognized until potential uncertainties regarding the ultimate realizable amounts have been determined, including any potential for clawback.

If, in Lazard’s judgment, collection of a fee is not probable, Lazard will not recognize revenue until the uncertainty is removed. We maintain an allowance for doubtful accounts to provide coverage for estimated losses from our fee and customer receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where we determine the receivables are impaired, which may include situations where a fee is in dispute.

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

At March 31, 2010 and December 31, 2009, the Company had receivables past due of approximately $20 and $14 million, respectively, and its allowance for doubtful accounts was $17 and $12 million, respectively.

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

At March 31, 2010, net investments (representing total investments, net of securities sold, not yet purchased of $3 million), totaled $720 million, or 25% of total assets. Included in this amount is $423 million of debt securities, representing 59% of aggregate investments that primarily consist of fixed and floating rate European corporate bonds, U.S. Government and agencies and UK and French government debt securities, all of which subject Lazard to market risk. Approximately 48%, 20%, 11%, 12% and 9% of such debt securities are invested in the government, financial, consumer, industrial and other sectors, respectively. At March 31, 2010, approximately 89% of the corporate bonds held investment grade ratings, and approximately $8 million of pre-tax unrealized losses are included in AOCI related to such portfolio.

Also included in the $720 million of net investments were $77 million, or 11%, of investments in equities (net of securities sold, not yet purchased) all of which subject the Company to market risk. We employ hedging strategies to reduce the market risk and, in turn, the volatility to earnings. Approximately 59% of such amount represents the Company’s investment in marketable equity securities to seed asset management products and was invested 26%, 24%, 12% and 38% in the consumer, financial, industrial and other sectors, respectively. Asset Management fund investments represent the remaining 41% of total equities. The Company’s asset management fund investments are diversified and may incorporate particular strategies; however, there are no investments in funds with single sector specific strategies.

In addition to the equity securities above, at March 31, 2010 Lazard held $52 million, or 7%, of net investments in LAM alternative asset management funds principally representing GP interests in LAM-managed hedge funds, which subject Lazard to market risk. The fair value of such interests reflects the pro rata value of the ownership of the underlying securities in the funds. Such funds are broadly diversified and may incorporate particular strategies; however, there are no investments in funds with a single sector specific strategy.

Private equity investments owned by Lazard of $102 million represent approximately 14% of net investments and 4% of total assets at March 31, 2010 and are comprised of investments in private equity funds and direct private equity interests that are generally not subject to short-term market fluctuation, but may subject Lazard to market/credit risk. Private equity investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies (the “mezzanine fund”); (ii) CP II, a private equity fund targeting significant noncontrolling investments in established public and private companies; and (iii) Lazard Senior Housing Partners LP, which acquires companies and assets in the senior housing, extended-stay hotel and shopping center sectors.

The remaining $66 million, or 9%, of net investments at March 31, 2010 represents investments (i) accounted for under the equity method of accounting and (ii) private equity and general partnership interests that are consolidated but not owned by Lazard, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “members’ equity” on the consolidated statements of financial condition.

At December 31, 2009, net investments (net of securities sold, not yet purchased of $5 million), totaled $803 million, or 25% of total assets. Included in this amount is $461 million of debt securities, representing 57% of net investments that primarily consist of fixed and floating rate European corporate bonds, U.S. Government and agencies and French government debt securities, all of which subject Lazard to market risk. Approximately 45%, 21%, 14%, 12% and 8% of such debt securities are invested in the government, financial, consumer, industrial and other sectors, respectively. At December 31, 2009, approximately 85% of the corporate bonds held investment grade ratings, and approximately $19 million of pre-tax unrealized losses are included in AOCI related to such portfolio.

Also included in the $803 million of net investments were $77 million, or 10%, of investments in equities (net of securities sold, not yet purchased) all of which subject the Company to market risk. Approximately 60% of such amount represents the Company’s investment in marketable equity securities to seed asset management products and was invested 27%, 25%, 10% and 38% in the consumer, financial, industrial and other sectors, respectively. Asset Management fund investments represent the remaining 40% of total equities. The Company’s asset management fund investments are diversified and may incorporate particular strategies; however, there are no investments in funds with single sector specific strategies.

In addition to the equity securities above, at December 31, 2009 Lazard held $50 million, or 6%, of net investments in LAM alternative asset management funds principally representing GP interests in LAM-managed hedge funds, which subject Lazard to market risk. The fair value of such interests reflects the pro rata value of the ownership of the underlying securities in the funds. Such funds are broadly diversified and may incorporate particular strategies; however, there are no investments in funds with a single sector specific strategy.

Private equity investments owned by Lazard of $103 million represent approximately 13% of aggregate investments and 3% of total assets at December 31, 2009 and are comprised of investments in private equity funds and direct private equity interests that are generally not subject to short-term market fluctuation, but may subject Lazard to market/credit risk. Private equity investments primarily include (i) the mezzanine fund; (ii) CP II; and (iii) Lazard Senior Housing Partners LP.

The remaining $112 million, or 14%, of net investments at December 31, 2009 represents investments (i) accounted for under the equity method of accounting and (ii) private equity and general partnership interests that are consolidated but not owned by Lazard, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “members’ equity” on the consolidated statements of financial condition.

The decrease in the net investments at March 31, 2010 compared to December 31, 2009 of $82 million relates to the disposition of the Company’s investment in Sapphire Industrials Corp. in January 2010 (see Note 4 of Notes to Condensed Consolidated Financial Statements) and sales and maturities in the corporate bond portfolio.

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

See Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements for additional information regarding investments and certain other assets and liabilities measured at fair value, including the levels of fair value within which such measurements of fair value fall.

Assets Under Management

AUM managed by LAM and LFG, which represents substantially all of the Company’s total AUM, principally consists of debt and equity instruments whose value is readily available based on quoted prices on a recognized exchange or by a broker. Accordingly, significant estimates and judgments are generally not involved in the calculation of the value of our AUM.

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

•

Variable Interest Entities. VIEs are entities that lack one or more of the characteristics of a voting interest entity. If Lazard has a variable interest, or a combination of variable interests, in a VIE, it is required to analyze whether it needs to consolidate such VIE.

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

At March 31, 2010 and December 31, 2009, derivative contracts related primarily to interest rate swaps, equity and foreign currency exchange rate contracts, and are recorded at fair value. Derivative assets amounted to $1 million at both March 31, 2010 and December 31, 2009, with derivative liabilities amounting to $18 million and $17 million at such respective dates.

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

The primary market risks associated with LFB’s securities portfolio, foreign currency exchange hedging and lending activities are sensitivity to changes in the general level of credit spreads and interest rate and foreign exchange risk. The risk management strategies that we employ use various risk sensitivity metrics to measure such risks and to examine behavior under significant adverse market conditions, such as those we are currently experiencing. The following sensitivity metrics provide the resultant effects on the Company’s operating income for the period ended March 31, 2010:

•	LFB’s credit spread risk, as measured by a 100+/– basis point change in credit spreads totaled $(9) million and $10 million, respectively.

•	LFB’s interest rate risk as measured by a 100+/– basis point change in interest rates totaled $65 thousand.

•	Foreign currency risk associated with LFB’s open positions, in the aggregate, as measured by a 200+/– basis point change against the U.S. dollar, totaled approximately $27 thousand.

LFB fully secures its collateralized financing transactions with fixed income securities.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our fee and customer receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where we determine the receivables are impaired. At March 31, 2010, total receivables amounted to $760 million, net of an allowance for doubtful accounts of $17 million. As of that date, financial advisory fees and asset management fees, inter-bank deposits, customer and related party receivables comprised 58%, 22%, 14% and 6% of total receivables, respectively. At December 31, 2009, total receivables amounted to $701 million, net of an allowance for doubtful accounts of $12 million. As of that date, financial advisory fees and asset management fees, inter-bank deposits, customer and related party receivables comprised 62%, 20%, 11% and 7% of total receivables, respectively. See also “—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

Receivables from banks represent those related to LFB’s short-term deposits in the inter-bank market and with the Banque de France. The level of these deposits may be driven by the level of LFB customer and bank-related interest-bearing time and demand deposits (which can fluctuate significantly on a daily basis) and by changes in asset allocation. Historically the risk of loss associated with such deposits is extremely low. The Company closely monitors the creditworthiness of counterparties to minimize its exposure to loss in adverse market conditions. Based on its review of its receivables from banks at March 31, 2010 and December 31, 2009, LFB has determined that an allowance for doubtful accounts related to such receivables from banks was not required.

Credit Concentration

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At March 31, 2010, LFB had no exposure to an individual counterparty that exceeded $31 million (with such amount being fully collateralized), excluding deposits with inter-bank counterparties.

With respect to activities outside LFB, as of March 31, 2010, the Company’s largest individual counterparty exposure was a Financial Advisory-related fee receivable of $28 million.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s liabilities has fixed interest rates, while its cash and short-term investments generally have floating interest rates. Based on account balances as of March 31, 2010, Lazard estimates that operating income relating to cash and short-term investments and corporate indebtedness would change by approximately $7 million, on an annual basis, in the event interest rates were to increase or decrease by 1%.

As of March 31, 2010, the Company’s cash and cash equivalents totaled $691 million. Approximately 34% of this was invested in short-term interest earning accounts at a number of leading banks throughout the world, or short-term certificates of deposit from such banks. The remaining cash and cash equivalents were invested in highly liquid institutional money market funds, a significant majority of which were invested solely in U.S. government or agency securities, or in institutional money market funds that have announced that they are participating in the U.S. Treasury Department’s Temporary Guarantee Program for Money Market Funds. On a regular basis, management reviews and updates its list of approved depositor banks as well as deposit and investment thresholds.

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

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in the Company’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Reserved]

Item 5.	Other Information

New Credit Facility

On April 29, 2010, Lazard Group entered into a new $150 million, three-year revolving credit facility pursuant to an agreement with the banks parties thereto and Citibank, N.A., as administrative agent. For a description of the 2010 Credit Facility see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing”. The summary of the 2010 Credit Facility is qualified in its entirety by reference to the Credit Agreement dated as of April 29, 2010 among Lazard Group LLC, the banks parties thereto and Citibank N.A., as Administrative Agent, which is attached as Exhibit 10.53 to this Form 10-Q.

Amendment to Lazard Group Operating Agreement

On April 27, 2010, Amendment No. 3 to the Operating Agreement of Lazard Group dated as of May 10, 2005, as amended, (the “Operating Agreement Amendment”) was adopted. The Operating Agreement Amendment eliminates certain procedures affecting the ability of the Board of Directors of Lazard Group to remove its Chairman and Chief Executive Officer or otherwise reduce or limit his or her power and authority. This summary of the Operating Agreement Amendment is qualified in its entirety by reference to Amendment No. 3 to the Operating Agreement of Lazard Group LLC, which is attached as Exhibit 3.6 to this Form 10-Q.

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

Form 8-K (File No. 333-126751) filed on May 8, 2008).

3.6	Amendment No. 3 dated as of April 27, 2010 to the Operating Agreement of Lazard Group LLC dated as of May 10, 2005.

4.1	Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.2	First Supplemental Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.3	Second Supplemental Indenture, dated as of May 10, 2005, by and between Lazard Group LLC and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.37 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

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

10.29*

First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, with Alexander F. Stern ( incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on March 23, 2010).

10.30*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, by and between Lazard Group LLC and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 333-126751) filed on March 1, 2010).

10.31*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, with Kenneth M. Jacobs (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) field on March 23, 2010) .

10.32*

Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on J16, 2005).

10.33*

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

10.34	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.35	Registration Rights Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.36	Letter Agreement, dated as of May 10, 2005, with Bruce Wasserstein family trusts (incorporated by reference to Exhibit 10.31 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.37	Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.32 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.38	First Amendment, dated as of March 28, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q (File No. 333-126751) filed on May 11, 2006).

10.39	Second Amendment, dated as of May 17, 2006, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.40	Third Amendment, dated as of June 18, 2007, to the Senior Revolving Credit Agreement, dated as of May 10, 2005, among Lazard Group LLC, the Banks from time to time parties thereto, Citibank, N.A., The Bank of New York, New York Branch, JP Morgan Chase Bank, N.A. and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on June 22, 2007).

10.41*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.42*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.43*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.44*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.41 to Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on March 2, 2009).

10.45*	Form of Agreement evidencing a grant of Deferred Cash Awards to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.42 to Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on March 2, 2009).

10.46	Termination Agreement, dated as of March 31, 2006, by and among Banca Intesa S.p.A., Lazard Group LLC, and Lazard & Co. S.r.l. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on April 4, 2006).

10.47	Amended and Restated $150 Million Subordinated Convertible Promissory Note due 2018, issued by Lazard Funding LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.48	Amended and Restated Guaranty of Lazard Group LLC to Banca Intesa S.p.A., dated as of May 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.49*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q (File No. 333-126751) filed on May 11, 2006).

10.50*	First Amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K (File No. 333-126751) filed on March 1, 2007).

10.51	Agreement and Plan of Merger, dated as of August 14, 2008, by and among Lazard Ltd, LAZ Sub I, Lazard Asset Management LLC, and Lazard Asset Management Limited (incorporated by reference to Exhibit 2.1 to Lazard Ltd’s Current Report on Form 8-K (file No. 001-32492) filed on August 15, 2008).

10.52*	Letter Agreement regarding employment dated as of April 21, 2010 between Lazard Group LLC and Gary W. Parr.

10.53	Senior Revolving Credit Agreement, dated as of April 29, 2010 among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent.

10.54*	Form of Agreement evidencing a grant of Restricted Stock under the 2008 Incentive Compensation Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Michael J. Castellano.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Michael J. Castellano.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2010

LAZARD GROUP LLC

By:	/s/ Kenneth M. Jacobs
Name: Kenneth M. Jacobs Title: Chairman and Chief Executive Officer

By:	/s/ Michael J. Castellano
Name: Michael J. Castellano Title: Chief Financial Officer