Form 10-Q
period 2010-06-30
Lazard Group LLC
filed 2010-07-30
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 26, 2010, in addition to profit participation interests, there were 126,686,338 common membership interests and two managing member interests outstanding.

When we use the terms “Lazard Group”, “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company, that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock are publicly traded on the New York Stock Exchange under the Symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd has no operating assets other than indirect ownership as of June 30, 2010 of approximately 89.0% of the common membership interests in Lazard Group and its controlling interest in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries who are co-managing members of Lazard Group.

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

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2010 AND DECEMBER 31, 2009

(UNAUDITED)

(dollars in thousands)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$792,965	$899,733
Cash deposited with clearing organizations and other segregated cash	20,631	20,217
Receivables-net:
Fees	394,777	437,532
Banks	163,413	143,778
Customers and other	58,940	73,750
Related parties	32,483	46,099

	649,613	701,159
Investments:
Debt:
U.S. Government and agencies (includes $126,502 and $126,413 of securities at amortized cost at June 30, 2010 and December 31, 2009, respectively)	147,881	147,507
Other (includes $9,543 and $10,217 of securities at amortized cost at June 30, 2010 and December 31, 2009, respectively)	219,939	313,342
Equities	73,978	82,442
Other	235,405	264,402

	677,203	807,693
Property (net of accumulated amortization and depreciation of $228,803 and $239,603 at June 30, 2010 and December 31, 2009, respectively)	143,616	166,913
Goodwill and other intangible assets (net of accumulated amortization of $10,679 and $7,140 at June 30, 2010 and December 31, 2009, respectively)	306,833	317,780
Other assets	192,929	201,553

Total assets	$2,783,790	$3,115,048

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

JUNE 30, 2010 AND DECEMBER 31, 2009

(UNAUDITED)

(dollars in thousands)

	June 30, 2010	December 31, 2009
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$289,528	$322,101
Accrued compensation and benefits	227,630	515,033
Senior debt	1,076,850	1,086,850
Capital lease obligations	20,165	24,628
Related party payables	231,870	242,284
Other liabilities	441,416	491,221
Subordinated debt	150,000	150,000

Total liabilities	2,437,459	2,832,117
Commitments and contingencies

MEMBERS’ EQUITY
Members’ equity (net of 3,825,124 and 5,850,775 shares of Lazard Ltd Class A common stock, at cost of $132,157 and $191,140 at June 30, 2010 and December 31, 2009, respectively)	333,683	214,163
Accumulated other comprehensive income (loss), net of tax	(117,414)	(58,792)

Total Lazard Group members’ equity	216,269	155,371
Noncontrolling interests	130,062	127,560

Total members’ equity	346,331	282,931

Total liabilities and members’ equity	$2,783,790	$3,115,048

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

(UNAUDITED)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

REVENUE
Investment banking and other advisory fees	$245,282	$236,387	$514,491	$397,789
Money management fees	180,899	120,301	358,002	219,244
Interest income	6,341	7,816	12,256	16,109
Other	11,484	40,198	23,873	48,232

Total revenue	444,006	404,702	908,622	681,374
Interest expense	25,198	28,667	51,867	57,472

Net revenue	418,808	376,035	856,755	623,902

OPERATING EXPENSES
Compensation and benefits	263,018	239,274	563,393	442,806
Occupancy and equipment	21,312	19,982	42,582	40,076
Marketing and business development	18,252	15,786	33,855	29,239
Technology and information services	16,996	16,156	34,648	32,078
Professional services	10,011	11,169	18,003	19,005
Fund administration and outsourced services	10,996	8,057	22,370	15,803
Amortization of intangible assets related to acquisitions	1,769	344	3,539	688
Restructuring	–	–	87,108	62,550
Other	8,764	7,152	18,115	14,450

Total operating expenses	351,118	317,920	823,613	656,695

OPERATING INCOME (LOSS)	67,690	58,115	33,142	(32,793)
Provision for income taxes	13,040	13,219	18,580	8,665

NET INCOME (LOSS)	54,650	44,896	14,562	(41,458)

LESS - NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	481	259	2,839	(812)

NET INCOME (LOSS) ATTRIBUTABLE TO LAZARD GROUP	$ 54,169	$ 44,637	$ 11,723	$(40,646)

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

(UNAUDITED)

(dollars in thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,562	$(41,458)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash items included in net income (loss):
Depreciation and amortization of property	10,122	11,114
Amortization of deferred expenses, share-based compensation and interest rate hedge	206,671	158,094
Amortization of intangible assets related to acquisitions	3,539	688
(Gain) loss on extinguishment of debt	424	(258)
(Increase) decrease in operating assets:
Cash deposited with clearing organizations and other segregated cash	(2,190)	6,508
Receivables - net	7,151	161,390
Investments	(17,312)	(6,303)
Other assets	(3,578)	15,879
Increase (decrease) in operating liabilities:
Deposits and other payables	3,395	(159,591)
Accrued compensation and benefits and other liabilities	(301,812)	(98,780)

Net cash provided by (used in) operating activities	(79,028)	47,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equity method investments	–	(1,780)
Disposition of and distributions from equity method investments	51,437	–
Additions to property	(5,465)	(4,131)
Disposals of property	254	805
Purchases of available-for-sale securities	–	(3,320)
Proceeds from sales and maturities of available-for-sale securities	52,786	33,226

Net cash provided by investing activities	99,012	24,800

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contribution from noncontrolling interests	2,000	265
Other financing activities	5,554	14,195
Payments for:
Senior borrowings	(10,375)	(635)
Capital lease obligations	(1,096)	(1,665)
Distributions to noncontrolling interests	(2,327)	(7,054)
Repurchase of common membership interests from members of LAZ-MD Holdings	–	(1,810)
Purchase of Lazard Ltd Class A common stock	(22,733)	(49,829)
Distribution to members	(30,125)	(89,962)
Settlement of vested share-based incentive compensation awards	(43,812)	(11,322)
Other financing activities	(72)	(71)

Net cash used in financing activities	(102,986)	(147,888)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(23,766)	14,457

NET DECREASE IN CASH AND CASH EQUIVALENTS	(106,768)	(61,348)
CASH AND CASH EQUIVALENTS - January 1	899,733	907,278

CASH AND CASH EQUIVALENTS - June 30	$792,965	$845,930

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2010

(UNAUDITED)

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity
Balance–January 1, 2010 (*)	$214,163	$(58,792)	$155,371	$127,560	$282,931

Comprehensive income (loss):
Net income	11,723		11,723	2,839	14,562
Other comprehensive income (loss)-net of tax:
Currency translation adjustments		(58,320)	(58,320)	(10)	(58,330)
Amortization of interest rate hedge		539	539		539
Available-for-sale securities:
Net unrealized loss		(848)	(848)		(848)
Adjustments for items reclassified to earnings		2,361	2,361		2,361
Employee benefit plans:
Net actuarial loss		(2,871)	(2,871)		(2,871)
Adjustments for items reclassified to earnings		517	517		517

Comprehensive income (loss)			(46,899)	2,829	(44,070)

Amortization of share-based incentive compensation awards	201,383		201,383		201,383
Distributions to members and noncontrolling interests	(30,125)		(30,125)	(327)	(30,452)
Purchase of Lazard Ltd Class A common stock	(22,733)		(22,733)		(22,733)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation awards	(43,812)		(43,812)		(43,812)
Lazard Ltd Class A common stock issued / issuable in connection with business acquisitions and LAM Merger and related amortization	3,145		3,145		3,145
Other	(61)		(61)		(61)

Balance–June 30, 2010 (*)	$333,683	$(117,414)	$216,269	$130,062	$346,331

(*)	Includes 123,686,338 and 126,686,338 common membership interests at January 1, 2010 and June 30, 2010, respectively. Also includes profit participation interests and two managing member interests at each such date.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2009

(UNAUDITED)

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity
Balance–January 1, 2009(*)	$227,036	$(121,407)	$105,629	$20,881	$126,510

Comprehensive income (loss):
Net loss	(40,646)		(40,646)	(812)	(41,458)
Other comprehensive income (loss) - net of tax:
Currency translation adjustments		48,148	48,148		48,148
Amortization of interest rate hedge		538	538		538
Available-for-sale securities:
Net unrealized gain		9,639	9,639		9,639
Adjustments for items reclassified to earnings		254	254		254
Employee benefit plans:
Net actuarial gain		1,128	1,128		1,128
Adjustments for items reclassified to earnings		(256)	(256)		(256)

Comprehensive income (loss)			18,805	(812)	17,993

Amortization of share-based incentive compensation awards	152,798		152,798		152,798
Distributions to members and noncontrolling interests	(89,962)		(89,962)	(6,789)	(96,751)
Purchase of Lazard Ltd Class A common stock	(49,829)		(49,829)		(49,829)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation awards	(11,322)		(11,322)		(11,322)
Repurchase of common membership interests from LAZ-MD Holdings	(1,810)		(1,810)		(1,810)
Lazard Ltd Class A common stock issued / issuable in connection with business acquisitions and LAM Merger and related amortization	7,634		7,634		7,634
Other	(71)		(71)		(71)

Balance–June 30, 2009(*)	$193,828	$(61,956)	$131,872	$13,280	$145,152

(*)	Includes 122,233,664 and 122,164,041 common membership interests at January 1, 2009 and June 30, 2009, respectively. Also includes profit participation interests and two managing member interests at each such date.

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

Lazard Ltd, a Bermuda holding company, through its subsidiaries held approximately 89.0% and 74.5% of all outstanding Lazard Group common membership interests as of June 30, 2010 and December 31, 2009, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

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

LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by Lazard Group’s current and former managing directors, held approximately 11.0% and 25.5% of all outstanding Lazard Group common membership interests as of June 30, 2010 and December 31, 2009, respectively. Additionally, LAZ-MD Holdings was the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”) which provided LAZ-MD Holdings with approximately 11.0%, and 25.5% of the voting power but no economic rights in the Company as of June 30, 2010 and December 31, 2009, respectively. Subject to certain limitations, LAZ-MD Holdings’ interests in Lazard Group are exchangeable for Lazard Ltd Class A common stock, par value $0.01 per share (“Class A common stock”).

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

Basis of Presentation

The accompanying condensed consolidated financial statements of Lazard Group have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Group’s annual report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”). The accompanying December 31, 2009 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that Lazard may undertake in the future, actual results may differ materially from the estimates. The consolidated results of operations for the three month and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Any material events or transactions that occurred subsequent to June 30, 2010 through the date of filing of this Quarterly Report on Form 10-Q were reviewed for purposes of determining whether any adjustments or additional disclosures were required to be made to the accompanying condensed consolidated financial statements.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Customers and other receivables at June 30, 2010 and December 31, 2009 include $2,016 and $4,466, respectively, of loans by LFB to managing directors and employees in France that are made in the ordinary course of business at market terms.

Receivables are stated net of an estimated allowance for doubtful accounts of $18,871 and $11,575 at June 30, 2010 and December 31, 2009, respectively, for past due amounts and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. The Company recorded bad debt expense (recoveries) of $2,322 and $9,190 for the three month and six month periods ended June 30, 2010, respectively, and $4,170 and $3,622 for the three month and six month periods ended June 30, 2009, respectively. In addition, the Company recorded charge-offs, foreign currency translation and other adjustments, which resulted in a net decrease (increase) to the allowance for doubtful accounts of $937 and $1,894 for the three month and six month periods ended June 30, 2010 and $(150) and $4,495 for the three month and six month periods ended June 30, 2009, respectively. At June 30, 2010 and December 31, 2009, the Company had $26,090 and $14,150, respectively, of receivables deemed past due or uncollectible.

4.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Debt:
U.S. Government and agencies	$147,881	$147,507

Other:
Non-U.S. Governments and agencies	38,119	43,501
U.S. states and municipals	12,797	15,728
Corporates	169,023	254,113

	219,939	313,342

Total debt securities	367,820	460,849

Equities	73,978	82,442

Other:
Interest in LAM alternative asset management funds:
General Partner (“GP”) interests owned	71,604	50,080
GP interests consolidated but not owned	14,126	13,038
Private equity:
Investments owned	94,303	102,983
Investments consolidated but not owned	44,106	35,743
Equity method	11,266	62,558

	235,405	264,402

Total investments	677,203	807,693
Less:
Debt at amortized cost	136,045	136,630
Equity method investments	11,266	62,558

Investments, at fair value	$529,892	$608,505

Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$2,640	$5,179

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Debt investments at June 30, 2010 and December 31, 2009 were categorized as follows:

	June 30, 2010	December 31, 2009
Trading securities:
U.S. Government and agencies	$21,379	$21,094
Non-U.S. Government and agencies	28,576	33,284
U.S. states and municipals	12,797	15,728
Corporates	480	450

	63,232	70,556

Available-for-sale securities:
Corporates	168,543	253,663

Held-to-maturity securities:
U.S. Government and agencies	126,502	126,413
Non-U.S. Government and agencies	9,543	10,217

	136,045	136,630

Total debt securities	$367,820	$460,849

Substantially all of the corporate and non-U.S. Government and agency debt securities are held by LFB and primarily consist of fixed and floating rate European corporate and French government debt securities.

The fair value and amortized cost basis pertaining to debt securities classified as “available-for-sale” at June 30, 2010, by maturity date/first call date, are as follows:

Maturity Date/First Call Date	Fair Value	Amortized Cost Basis
Within one year	$19,789	$19,613
After 1 year through 5 years	84,042	87,575
After 5 years through 10 years	51,656	65,003
After 10 years	13,056	13,390

	$168,543	$185,581

Debt investments include corporate perpetual securities that are callable. Such securities are listed in the table above based on their respective first call dates. All other “available-for-sale” securities are listed in the table based on their contractual maturities.

Debt securities classified as “available-for-sale” at June 30, 2010 and December 31, 2009 that are in an unrealized loss position are as follows:

June 30, 2010				December 31, 2009
Securities in a Continuous Loss Position for Less than 12 Months		Securities in a Continuous Loss Position for 12 Months or Longer		Securities in a Continuous Loss Position for Less than 12 Months		Securities in a Continuous Loss Position for 12 Months or Longer
Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
$44,639	$811	$69,548	$17,080	$ -	$ -	$166,094	$21,381

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

LFB does not intend to sell its debt securities classified as “available-for-sale” that are in an unrealized loss position, nor is it more likely than not that LFB will be required to sell such debt securities before their anticipated recovery. In addition, no credit loss was required to be recognized during the three month and six month periods ended June 30, 2010 based on the qualitative and quantitative analysis performed by the Company. During the three month and six month periods ended June 30, 2009, an other-than-temporary impairment charge of $916 was recognized in “other-revenue” on the condensed consolidated statements of operations representing the credit loss component of debt securities whose fair value was below amortized cost during the second quarter of 2009.

The fair value and amortized cost basis pertaining to debt securities classified as “held-to-maturity” at June 30, 2010, by maturity date, are as follows:

Maturity Date	Fair Value	Amortized Cost Basis
After 1 year through 5 years	$140,991	$136,045

There were no debt securities classified as “held-to-maturity” at June 30, 2010 and December 31, 2009 that were in an unrecognized loss position.

Equities principally represent the Company’s investments in marketable equity securities of large-, mid- and small-cap domestic, international and global companies to seed new Asset Management products and includes investments in public and private asset management funds managed both by LAM and third-party asset managers.

In 2008, LFNY was a party to a Prime Brokerage Agreement with Lehman Brothers Inc. (“LBI”) for certain accounts involving investment strategies managed by LAM. On September 9, 2008, LAM requested a transfer of such accounts, of which $11,368 was not received. On September 15, 2008, Lehman Brothers Holdings, Inc., the ultimate parent company in the Lehman Group, filed for protection under Chapter 11 of the United States Bankruptcy Code and a number of Lehman Group entities in the UK entered into administration proceedings under the Insolvency Act 1986. In addition, the Securities Investor Protection Corporation (“SIPC”) commenced liquidation proceedings on September 19, 2008 pursuant to the Securities Investor Protection Act of 1970, as amended, with respect to LBI. The Chapter 11 filing, Insolvency Act Administration and SIPC proceedings exposed Lazard to possible loss due to counterparty credit and other risk. During 2008, the Company provided for the entire amount of such possible loss, and, through June 30, 2010, no amounts have been recovered by the Company. We continue to actively seek recovery of all amounts.

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

Equity method investments at December 31, 2009 primarily consisted of our investment in Sapphire Industrials Corp. (“Sapphire”). On January 24, 2008, Sapphire, a then newly-organized special purpose acquisition company formed by the Company, completed an initial public offering (the “Sapphire IPO”). Sapphire was formed for the purpose of effecting a business combination within a 24-month period (the “Business Combination”) and net proceeds from the Sapphire IPO were placed in a trust account by Sapphire (the “Trust Account”) pending consummation of the Business Combination. In connection with the Sapphire IPO, the Company purchased warrants from Sapphire for a total purchase price of $12,500 and Sapphire common stock for an aggregate purchase price of $50,000.

On January 6, 2010, Sapphire announced that it had not completed the Business Combination and it would dissolve and distribute the funds in the Trust Account to all its public shareholders, to the extent they were holders of shares issued in the Sapphire IPO. Pursuant to such dissolution, on January 26, 2010, Sapphire distributed an initial distribution to the Company aggregating $50,319. All Sapphire warrants expired without value. During the fourth quarter of 2009, the Company recognized a loss of approximately $13,000 principally related to its investment in warrants of Sapphire.

The Company recognized gross investment gains and losses on investments measured at fair value for the three month and six month periods ended June 30, 2010 and 2009, in “revenue-other” on its condensed consolidated statement of operations as follows:

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2010	2009	2010	2009
Gross investment gains	$3,724	$18,648	$13,482	$21,871
Gross investment losses	$6,368	$–	$11,129	$6,312

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The table above includes gross unrealized investment gains and losses pertaining to “trading” securities as follows:

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2010	2009	2010	2009
Gross unrealized investment gains	$–	$1,549	$101	$719
Gross unrealized investment losses	$1,497	$–	$1,325	$12

In addition, within “accumulated other comprehensive income (loss), net of tax” (“AOCI”), the Company recorded gross pre-tax unrealized investment gains of $5,456 and $18,969 during the six month periods ended June 30, 2010 and 2009, respectively, and gross pre-tax unrealized investment losses of $6,013 and $2,893 during the six month periods ended June 30, 2010 and 2009, respectively pertaining to debt securities held at LFB that are designated as “available-for-sale.” The average cost basis is utilized for purposes of calculating realized investment gains and losses.

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

Most of the Company’s investments in corporate debt securities are considered Level 2 investments with such fair value based on observable data, principally broker quotes as provided by external pricing services. The Company’s other debt securities at fair value are considered Level 1 investments with such fair value based on unadjusted quoted prices in active markets.

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

The following tables present the categorization of investments and certain other assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 into a three-level fair value hierarchy in accordance with fair value measurement disclosure requirements:

	As of June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt (excluding securities at amortized cost)	$63,232	$168,543	$-	$231,775
Equities	56,407	17,272	299	73,978
Other (excluding equity method investments):
Interest in LAM alternative asset management funds:
GP interests owned	-	71,604	-	71,604
GP interests consolidated but not owned	-	14,126	-	14,126
Private equity:
Investments owned	-	-	94,303	94,303
Investments consolidated but not owned	-	-	44,106	44,106
Derivatives	-	6,186	-	6,186

Total Assets	$119,639	$277,731	$138,708	$536,078

Liabilities:
Securities sold, not yet purchased	$2,640	$-	$-	$2,640
Derivatives	-	16,709	-	16,709

Total Liabilities	$2,640	$16,709	$-	$19,349

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

There were no transfers into and out of the Level 1, 2 and 3 categories in the fair value measurement hierarchy for the three month and six month periods ended June 30, 2010.

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the three month and six month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Net Purchases, Issuances and Settlements/ Acquisitions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$298	$(4)	$5	$-	$299
Private equity:
Investments owned	98,037	20	-	(3,754)	94,303
Investments consolidated but not owned	38,227	1,515	4,364	-	44,106

Total Level 3 Assets	$136,562	$1,531	$4,369	$(3,754)	$138,708

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

	Three Months Ended June 30, 2009
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Net Purchases, Issuances and Settlements/ Acquisitions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$261	$(5)	$36	$5	$297
Private equity investments owned	86,324	(127)	4,201	3,132	93,530

Total Level 3 Assets	$86,585	$(132)	$4,237	$3,137	$93,827

	Six Months Ended June 30, 2010
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Net Purchases, Issuances and Settlements/ Acquisitions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$305	$(12)	$6	$-	$299
Private equity:
Investments owned	100,171	754	(3)	(6,619)	94,303
Investments consolidated but not owned	35,743	3,999	4,364	-	44,106

Total Level 3 Assets	$136,219	$4,741	$4,367	$(6,619)	$138,708

	Six Months Ended June 30, 2009
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Net Purchases, Issuances and Settlements/ Acquisitions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$2,453	$(5)	$(2,056)	$(95)	$297
Private equity investments owned	83,931	(108)	8,613	1,094	93,530

Total Level 3 Assets	$86,384	$(113)	$6,557	$999	$93,827

There were no realized gains or losses included in income for the three month and six month periods ended June 30, 2010 with respect to Level 3 assets. There were net realized gains of $21 included in income for the three month and six month periods ended June 30, 2009 with respect to such assets.

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

The table below presents the fair values of the Company’s derivative assets and liabilities reported within “other assets” and “other liabilities” on the accompanying condensed consolidated statements of financial condition as of June 30, 2010 and December 31, 2009:

	Designated as Hedging Instruments		Not Designated as Hedging Instruments		Total
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Derivative Assets:
Forward foreign currency exchange rate contracts	$-	$-	$5,357	$836	$5,357	$836
Interest rate swaps	-	-	61	80	61	80
Equity swaps and other	-	-	768	5	768	5

	$-	$-	$6,186	$921	$6,186	$921

Derivative Liabilities:
Forward foreign currency exchange rate contracts	$-	$-	$2,314	$2,213	$2,314	$2,213
Interest rate swaps	13,821	14,147	3	56	13,824	14,203
Equity swaps	-	-	571	967	571	967

	$13,821	$14,147	$2,888	$3,236	$16,709	$17,383

Gains (losses) with respect to derivatives not designated as hedging instruments on the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2010 and 2009 (predominantly reflected in “revenue-other”), by type of derivative, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Forward foreign currency exchange rate contracts	$7,133	$3,482	$12,351	$3,650
Interest rate swaps	(10)	344	34	482
Equity swaps and other	5,382	(7,145)	4,050	(3,263)

	$12,505	$(3,319)	$16,435	$869

Derivatives designated as hedging instruments relate to interest rate swaps that hedge “available-for-sale” securities and are being accounted for as fair value hedges. For the three month and six month periods ended June 30, 2010, the Company recognized net losses pertaining to interest rate swaps of $1,765 and $3,756, respectively, and for the three month and six month periods ended June 30, 2009, recognized net gains (losses) of $3,143 and $(190), respectively, with respect to such interest rate swaps. These gains (losses) were substantially offset by amounts recognized on the hedged risk portion of such “available-for-sale” securities.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

7.	LAM MERGER TRANSACTION

On September 25, 2008, the Company, LAM and LAZ Sub I, LLC, a then newly-formed subsidiary of LFNY, completed the merger of LAZ Sub I, LLC with and into LAM (the “LAM Merger”). Prior to the LAM Merger, the common equity interests of LAM were held by LFNY, and certain other equity interests of LAM, representing contingent payments should certain specified fundamental transactions occur, were held by present and former employees of LAM. Following the LAM Merger, all equity interests of LAM are owned directly or indirectly by LFNY.

The aggregate non-contingent consideration relating to the equity interests of LAM held by present and former employees of LAM and its subsidiaries (the “Transaction Consideration”) consists of (i) cash payments made from the closing of the LAM Merger through January 2, 2009 of approximately $60,100, (ii) a cash payment on October 31, 2011 of approximately $90,300 and (iii) an issuance on October 31, 2011 of 2,201,457 shares of Lazard Ltd’s Class A common stock (plus additional shares of Class A common stock in an amount determined by reference to the cash dividends paid on Class A common stock since the closing of the LAM Merger), subject, in the case of clauses (ii) and (iii) and with respect to certain present employees of LAM and its subsidiaries, to delayed payment/issuance until the eighth anniversary of the closing of the LAM Merger if the applicable employee is no longer employed by Lazard or its affiliates on October 31, 2011, subject to certain exceptions. The merger agreement also generally provides that if there is a change in control of Lazard Ltd or a sale of LAM, any and all of the Transaction Consideration will be payable as of the date of such change in control. The related liabilities for the present value of the unpaid cash consideration have been recorded in the accompanying condensed consolidated statements of financial condition in “accrued compensation and benefits” and “other liabilities”, and amounted to $14,754 and $68,145, respectively, as of June 30, 2010 and $14,252 and $65,308, respectively, as of December 31, 2009.

In connection with the LAM Merger, Lazard Group recorded a related party payable to subsidiaries of Lazard Ltd of $64,305 at both June 30, 2010 and December 31, 2009, which corresponds to the increase in stockholders’ equity recorded by Lazard Ltd for such merger (see Note 17 of Notes to Condensed Consolidated Financial Statements).

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

In 2007, the Company acquired Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies, and Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”), an Australia-based financial advisory firm. These purchases were affected through an exchange of a combination of cash, Class A common stock, and by Lazard Ltd issuing shares of non-participating convertible Series A and Series B preferred stock, which are or were each convertible into Class A common stock. In connection with such acquisitions, as of both June 30, 2010 and December 31, 2009, 662,015 shares of Class A common stock were issuable on a non-contingent basis. Additionally, at both June 30, 2010 and December 31, 2009, 7,293 shares of Series A preferred stock were convertible into Class A common shares on a non-contingent basis, with the number of Class A common shares dependent, in part, upon future prices of the Class A common stock. At both June 30, 2010 and December 31, 2009, 948,631 shares of Class A common stock were contingently issuable and, at both such dates, 19,590 shares of Series A preferred stock were contingently convertible into shares of Class A common stock, dependent upon the future performance of GAHL and CWC. The Class A common stock described above related to the GAHL and CWC acquisitions is issuable over multi-year periods.

In connection with Lazard Group’s acquisitions of GAHL and Edgewater’s management vehicles, as well as Lazard Ltd’s acquisition of CWC and subsequent contribution of CWC to Lazard Group, Lazard Group recorded related party payables of $39,820 at both June 30, 2010 and December 31, 2009 to subsidiaries of Lazard Ltd (see Note 17 of Notes to the Condensed Consolidated Financial Statements).

9.    GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at June 30, 2010 and December 31, 2009 are presented below:

	June 30, 2010	December 31, 2009
Goodwill	$254,295	$261,703
Other intangible assets (net of accumulated amortization)	52,538	56,077

	$306,833	$317,780

At June 30, 2010 and December 31, 2009, goodwill of $192,665 and $200,073, respectively, was attributable to the Company’s Financial Advisory segment and, at each such date, $61,630 of goodwill was attributable to the Company’s Asset Management segment.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Changes in the carrying amount of goodwill for the six month periods ended June 30, 2010 and 2009 are as follows:

	Six Months Ended June 30,
	2010	2009
Balance, January 1	$261,703	$170,277
Business acquisitions, including additional contingent consideration earned	-	2,779
Foreign currency translation adjustments	(7,408)	12,378

Balance, June 30	$254,295	$185,434

The gross cost and accumulated amortization of other intangible assets as of June 30, 2010 and December 31, 2009, by major intangible asset category, are as follows:

	June 30, 2010			December 31, 2009
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/performance fees	$30,740	$-	$30,740	$30,740	$-	$30,740
Management fees, customer relationships and non-compete agreements	32,477	10,679	21,798	32,477	7,140	25,337

	$63,217	$10,679	$52,538	$63,217	$7,140	$56,077

Amortization expense of intangible assets for the three month and six month periods ended June 30, 2010 was $1,769 and $3,539, respectively, and for the three month and six month periods ended June 30, 2009 was $344 and $688, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2010 (July 1 through December 31)	$3,449
2011	5,718
2012	6,302
2013	13,022
2014	10,083
Thereafter	13,964

Total amortization expense	$52,538

(a)	Approximately 47% of intangible asset amortization is attributable to a noncontrolling interest.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

10.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of June 30, 2010 and December 31, 2009:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of
				June 30, 2010	December 31, 2009
Lazard Group 7.125% Senior Notes (a)	$550,000	5/15/15	7.125%	$528,500	$538,500
Lazard Group 6.85% Senior Notes (b)	600,000	6/15/17	6.85%	548,350	548,350
Lazard Group Credit Facility	150,000	4/29/13	2.15%	-	-

Total				$1,076,850	$1,086,850

(a)	During the six month period ended June 30, 2010, the Company repurchased $10,000 principal amount of the 7.125% Senior Notes at a cost, excluding accrued interest, of $10,375 and, after the write-off of applicable unamortized debt issuance costs of $49, the Company recognized a pre-tax loss of $424.
(b)	During the six month period ended June 30, 2009, the Company repurchased $900 principal amount of the 6.85% Senior Notes at a cost, excluding accrued interest, of $635 and, after the write-off of unamortized debt issuance costs of $7, recognized a pre-tax gain of $258.

Subordinated Debt—Subordinated debt at June 30, 2010 and December 31, 2009 amounted to $150,000 at each date and represents a note which is convertible into a maximum of 2,631,570 shares of Class A common stock at an effective conversion price of $57 per share. The note matures on September 30, 2016 and has a fixed interest rate of 3.25% per annum. One-third in principal amount became convertible on and after each of July 1, 2008, July 1, 2009 and July 1, 2010, and no principal amount is convertible after June 30, 2011. As of June 30, 2010, there have been no conversions of the note.

On April 29, 2010, Lazard Group entered into a $150,000, three-year senior revolving credit facility with a group of lenders (the “Credit Facility”). The Credit Facility replaced the prior revolving credit facility, which was terminated as a condition to effectiveness of the Credit Facility. The Credit Facility contains customary terms and conditions substantially similar to the prior revolving credit facility, including certain financial covenants. In addition, the Credit Facility, the indenture and supplemental indentures relating to Lazard Group’s senior notes as well as its subordinated convertible note contain certain covenants (none of which relate to financial condition), events of default and other customary provisions, including a customary make-whole provision in the event of early redemption where applicable. As of June 30, 2010, the Company was in compliance with all of these provisions. All of the Company’s senior and subordinated debt obligations are unsecured.

As of June 30, 2010, the Company had approximately $259,000 in unused lines of credit available to it, including the Credit Facility, and approximately $50,000 and $39,000 of unused lines of credit available to LFB and Edgewater, respectively. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

The Company’s senior and subordinated debt are recorded at historical amounts. At June 30, 2010 and December 31, 2009, the fair value of the Company’s senior and subordinated debt was $1,231,581 and $1,255,254, respectively, and exceeded the aggregate carrying value by $4,731 and $18,404, respectively. The fair value of the Company’s senior and subordinated debt was estimated using a discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements or based on market quotations where available.

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

Guarantees—On March 12, 2007, Lazard entered into an agreement to guarantee to a foreign tax jurisdiction the deferred payment of certain income tax obligations and potential tax penalties of certain managing directors of Lazard Group, which, as of June 30, 2010, aggregate to $4,454. These managing directors have pledged their interests in LAZ-MD Holdings LLC (which are exchangeable into shares of Class A common stock) and unsold shares of Class A common stock received in exchange for such interests, with the value of such collateral in each case exceeding the guarantee provided by Lazard.

In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At June 30, 2010, LFB had $5,171 of such indemnifications and held $3,577 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the consolidated statement of financial condition.

Private Equity Funding Commitments—At June 30, 2010, the principal unfunded commitments by the Company for capital contributions to private equity investment funds related to CP II, in an amount not to exceed $7,442 for potential “follow-on investments” and/or for CP II expenses through the earlier of (i) February 25, 2017 or (ii) the liquidation of the fund.

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominantly at variable interest rates. Outstanding commitments at June 30, 2010 were $29,390. Such commitments have varying expiration dates and are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level. These commitments may not represent future cash requirements as they may expire without being drawn upon.

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

At June 30, 2010 and 2009, Lazard Group common membership interests held by subsidiaries of Lazard Ltd amounted to 89.0% and 71.2%, respectively, and by LAZ-MD Holdings amounted to 11.0% and 28.8%, respectively. Pursuant to provisions of its Operating Agreement, Lazard Group distributions in respect of its common membership interests are allocated to the holders of such interests on a pro rata basis. Such distributions represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and the members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests. During the six month periods ended June 30, 2010 and 2009, Lazard Group distributed $7,103 and $9,163, respectively, to LAZ-MD Holdings and $23,022 and $13,439, respectively, to the subsidiaries of Lazard Ltd, which latter amounts were used by Lazard Ltd to pay dividends to third-party stockholders of its Class A common stock. In addition, during the six month period ended June 30, 2009, Lazard Group made tax distributions of $67,360, including $25,316 paid to LAZ-MD Holdings and $42,044 paid to subsidiaries of Lazard Ltd. During the six month period ended June 30, 2010, Lazard Group made no such tax distributions.

Issuance of Class A Common Shares—During the first quarter of 2010, 3,000,000 shares of Class A common stock were newly issued by Lazard Ltd to Lazard Group in connection with the settlement of vested restricted stock unit grants (“RSUs”). Such shares were authorized as part of the 25,000,000 shares of Class A common stock that may be issued under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”).

Secondary Offerings—In March 2010, pursuant to a Prospectus Supplement dated March 16, 2010, certain selling shareholders of Lazard Ltd (which include current and former managing directors of Lazard and a former executive officer) and their permitted transferees, sold 7,869,311 shares of Class A common stock (including (i) 7,262 shares of Class A common stock previously received upon the exchange of a like number of LAZ-MD Holdings exchangeable interests, (ii) 6,180,639 shares of Class A common stock received upon a simultaneous exchange of a like number of LAZ-MD Holdings exchangeable interests (including 5,958,000 shares held by the Estate of Lazard’s former Chairman and Chief Executive Officer and related trusts (collectively, the “Estate”) and (iii) 1,681,410 shares held by the Estate) at a price of $35.90 per share (collectively, the “2010 Secondary Offering”)).

In June 2009, pursuant to a Prospectus Supplement dated June 2, 2009, certain current and former managing directors of Lazard (including certain of our executive officers) and their permitted transferees (the “2009 Selling Shareholders”) sold 4,000,000 shares of Class A common stock at a price of $26.00 per share (the “2009 Secondary Offering”). Separately, in connection with the 2009 Secondary Offering, Lazard Group agreed to purchase from the 2009 Selling Shareholders 1,700,000 shares of Class A common stock for an aggregate cost of $44,200 ($26.00 per share), with such purchase being part of the share repurchase program in effect during 2009. In the aggregate, the 2009 Selling Shareholders sold a total of 5,700,000 shares of Class A common stock (including 2,110,754 shares of Class A common stock previously received upon the exchange of a like number of LAZ-MD Holdings exchangeable interests and 3,589,246 shares of Class A common stock received upon a simultaneous exchange of a like number of LAZ-MD Holdings exchangeable interests).

Lazard Ltd did not receive any net proceeds from the sales of Class A common stock from the 2010 Secondary Offering or the 2009 Secondary Offering.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Exchange of Lazard Group Common Membership Interests—In addition to the simultaneous exchanges that occurred in connection with the secondary offerings discussed above, during the six month periods ended June 30, 2010 and 2009, Lazard Ltd issued 11,465,108 and 7,077,741 shares of Class A common stock, respectively, in connection with the exchange of a like number of common membership interests of Lazard Group (received from members of LAZ-MD Holdings in exchange for a like number of LAZ-MD Holdings exchangeable interests).

Share Repurchase Program

On January 27, 2010, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, the repurchase of up to $200,000 in aggregate cost of its Class A common stock and Lazard Group common membership interests through December 31, 2011. The Company expects that the share repurchase program, with respect to the Class A common stock, will continue to be used primarily to offset a portion of the shares that have been or will be issued under the 2005 Plan and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”). The Company’s prior share repurchase program expired on December 31, 2009, with $62,542 of the initial $500,000 repurchase authorization unused. Pursuant to such authorizations, purchases have been made in the open market or through privately negotiated transactions, and since inception of the program in February 2006 through June 30, 2010, Lazard Group purchased an aggregate of 12,799,717 shares of Class A common stock at an average price of $33.01 per share, and an aggregate of 1,156,675 Lazard Group common membership interests at an average price of $32.58 per common membership interest. As a result of Lazard Group’s delivery of shares of Class A common stock for the settlement of vested RSUs and deferred stock unit grants (“DSUs”) during the three year period ended December 31, 2009 and the six month period ended June 30, 2010 and the incentive plan share award of restricted Class A common stock granted during the second quarter of 2010, there were 3,825,124 and 5,850,775 shares of Class A common stock held by Lazard Group at June 30, 2010 and December 31, 2009, respectively. Such Class A common shares are reported, at cost, as a reduction of members’ equity within the condensed consolidated statements of financial condition.

As of June 30, 2010, $177,267 of the $200,000 share repurchase authorization remained available under the share repurchase program. In addition, under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs, shares of Class A common stock may be withheld by the Company to cover estimated income taxes. During the six month period ended June 30, 2010, the Company withheld 1,288,331 shares to cover estimated taxes upon the vesting of 6,952,061 RSUs (see Note 13 of Notes to Condensed Consolidated Financial Statements).

Accumulated Other Comprehensive Income (Loss), Net of Tax

The components of AOCI at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Currency translation adjustments	$(22,440)	$35,890
Interest rate hedge	(5,235)	(5,774)
Available-for-sale securities	(11,117)	(12,630)
Employee benefit plans	(78,433)	(76,079)

Total AOCI	(117,225)	(58,593)
Less amount attributable to noncontrolling interests	189	199

Total Lazard Group AOCI	$(117,414)	$(58,792)

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Noncontrolling Interests

Noncontrolling interests represent interests in various LAM-related GP interests and Edgewater’s management vehicles that the Company is deemed to control but does not own.

The tables below summarize net income (loss) attributable to noncontrolling interests for the three month and six month periods ended June 30, 2010 and 2009 and noncontrolling interests as of June 30, 2010 and December 31, 2009 in the Company’s condensed consolidated financial statements:

	Net Income (Loss) Attributable To Noncontrolling Interests
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
LAM GPs	$(598)	$259	$(728)	$(812)
Edgewater	1,270	-	3,877	-
Other	(191)	-	(310)	-

Total	$481	$259	$2,839	$(812)

	Noncontrolling Interests As Of
	June 30, 2010	December 31, 2009
LAM GPs	$14,126	$13,409
Edgewater	114,267	112,158
Other	1,669	1,993

Total	$130,062	$127,560

13.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2005 Plan and 2008 Plan, and activity with respect thereto during the six month periods ended June 30, 2010 and 2009, is presented below.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Restricted and Deferred Stock Units

RSUs require future service as a condition for the delivery of the underlying shares of Class A common stock (unless the recipient is then eligible for retirement under the Company’s retirement policy) and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. The grant date fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods. Expense relating to RSUs is charged to “compensation and benefits” expense (and, as applicable, in “restructuring” expense, with respect to the expense associated with the acceleration of unrecognized expense pertaining to RSUs granted previously to individuals who were terminated in the restructuring programs during 2009 and 2010) as follows within the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Compensation and benefits (including $24,860 in the six month period ended June 30, 2010 relating to the amendment of the Company’s retirement policy(a))	$50,530	$64,111	$154,343	$128,559
Restructuring	-	-	46,880	24,239

Total	$50,530	$64,111	$201,223	$152,798

(a)	As described below, the Company amended its retirement policy during the first quarter of 2010 to modify the retirement eligibility vesting requirement with respect to RSU awards.

RSUs issued subsequent to December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the six month periods ended June 30, 2010 and 2009, dividend participation rights required the issuance of 163,146 and 169,582 RSUs, respectively.

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

Non-executive members of the Board of Directors of Lazard Group (who are also the same Non-Executive Directors of Lazard Ltd) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs which resulted in 31,588 and 33,359 DSUs granted during the six month periods ended June 30, 2010 and 2009, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into Class A common stock at the time of cessation of service to the Board. The DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock, and resulted in nominal cash payments for the six month periods ended June 30, 2010 and 2009. DSU awards are expensed at their fair value on their date of grant, which, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan, totaled $520 and $558 during the three month and six month periods ended June 30, 2010, respectively, and $502 and $541 during the three month and six month periods ended June 30, 2009, respectively.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the 2005 Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. During the six month periods ended June 30, 2010 and 2009, 4,120 and 5,446 DSUs, respectively, had been granted pursuant such Plan.

The following is a summary of activity relating to RSUs and DSUs during the six month periods ended June 30, 2010 and 2009:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2010	23,367,813	$37.01	103,146	$35.75
Granted (including 163,146 RSUs relating to dividend participation)	6,853,747	$35.98	35,708	$31.25
Forfeited	(315,002)	$34.57	–	–
Vested/Converted	(6,952,061)	$39.88	(20,435)	$35.38

Balance, June 30, 2010	22,954,497	$35.88	118,419	$34.46

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2009	22,141,468	$39.17	65,256	$40.32
Granted (including 169,582 RSUs relating to dividend participation)	7,161,473	$30.84	38,805	$27.90
Forfeited	(657,866)	$37.01	–	–
Vested	(1,128,585)	$39.39	–	–

Balance, June 30, 2009	27,516,490	$37.05	104,061	$35.69

In connection with the vested RSUs above, and after considering the withholding tax obligations pertaining thereto, 5,663,730 and 745,890 shares of Class A common stock held by Lazard Group were delivered during the six month periods ended June 30, 2010 and 2009, respectively.

As of June 30, 2010, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $324,000, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.8 years subsequent to June 30, 2010. The ultimate amount of such expense is dependent upon the actual number of RSUs that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Restricted Stock

During the second quarter of 2010, 54,437 shares of restricted Class A common stock were awarded under the 2008 Plan at a grant date fair value of $38.78 per share. Such award will vest and will no longer be subject to any restrictions on August 31, 2012. The aggregate grant date fair value of the award is being amortized over the vesting period. Expense relating to such restricted stock award is charged to “compensation and benefits” expense within the consolidated statements of operations, and amounted to $160 for the three month and six month periods ended June 30, 2010. The award includes a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock during the period which will vest concurrently with the underlying restricted stock award.

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

Employer Contributions to Pension Plans—In accordance with agreements reached with the Trustees of certain non-U.S. pension plans in 2005, the Company is obligated to make further contributions to such pension plans based upon the cumulative performance of the plans’ assets against specific benchmarks as measured on June 1, 2009 (the “measurement date”) and subsequently remeasured on June 1, 2010 (the “remeasurement date”). As of June 30, 2010, the remaining obligation related to the cumulative underperformance of the plans’ assets (the “underperformance obligation”) was approximately 4.0 million British pounds ($6,070 at June 30, 2010 exchange rates) which is payable in equal monthly installments through May 2013. During the six month period ended June 30, 2010, the Company contributed approximately $2,006 with respect to the underperformance obligation.

In addition, on June 30, 2009 the Company and Trustees concluded the December 31, 2007 triennial valuation of the non-U.S. pension plans discussed above, pursuant to which: (i) the Company agreed to contribute, in addition to amounts to cover administrative expenses under the plans, 2.3 million British pounds ($3,453 at June 30, 2010 exchange rates), during each year from 2011 to 2018 inclusive, subject to adjustment resulting from the December 31, 2010 triennial valuation, which the Company expects to have concluded prior to the contribution payment scheduled for 2011, and (ii) to secure the Company’s obligations thereunder, on July 15, 2009 the Company placed in escrow 12.5 million British pounds, with a final redemption date of December 31, 2018. This amount is subject to adjustment based on the results of the December 31, 2010 triennial valuation and subsequent triennial valuations. The escrow balance has been recorded in “cash deposited with clearing organizations and other segregated cash” and “investments: debt-other” in the amounts of 6.25 million British pounds and 6.25 million British pounds, respectively, at each of June 30, 2010 and December 31, 2009 ($9,382 and $9,382 at June 30, 2010 exchange rates and $10,138 and $10,138 at December 31, 2009 exchange rates), respectively, on the accompanying condensed consolidated statements of financial condition. Income on the escrow balance accretes to the Company and is recorded in interest income.

During the six month period ended June 30, 2010, there were no other contributions made to other pension plans.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following table summarizes the components of total benefit cost (credit) for the three month and six month periods ended June 30, 2010 and 2009:

	Pension Plans		Post-Retirement Medical Plans
	Three Months Ended June 30,
	2010	2009	2010	2009
Components of Net Periodic Benefit Cost (Credit):
Service cost	$(88)	$-	$22	$21
Interest cost	6,702	5,901	73	60
Expected return on plan assets	(7,056)	(6,570)	-	-
Amortization of:
Prior service cost (credit)	725	-	(435)	(345)
Net actuarial (gain) loss	198	227	-	(27)

Net periodic benefit cost (credit)	$481	$(442)	$(340)	$(291)

	Pension Plans		Post-Retirement Medical Plans
	Six Months Ended June 30,
	2010	2009	2010	2009
Components of Net Periodic Benefit Cost (Credit):
Service cost	$260	$-	$40	$49
Interest cost	13,787	11,420	146	155
Expected return on plan assets	(14,429)	(12,700)	-	-
Amortization of:
Prior service cost (credit)	1,476	-	(691)	(691)
Net actuarial loss	399	435	-	-

Net periodic benefit cost (credit)	$1,493	$(845)	$(505)	$(487)

15.	RESTRUCTURING PLANS

In each of the first quarters of 2010 and 2009, the Company announced a restructuring plan which included certain staff reductions and realignments of personnel (the “2010 Restructuring Plan” and the “2009 Restructuring Plan”, respectively, and collectively the “2010 and 2009 Restructuring Plans”). In connection with the 2010 Restructuring Plan, the Company recorded a pre-tax charge in the first quarter of 2010 of $87,108, inclusive of $46,880 relating to the acceleration of RSUs (in aggregate, the “2010 Restructuring Charge”), with this charge partially offset by an associated income tax benefit of $5,680, and, in connection with the 2009 Restructuring Plan, the Company recorded a charge in the first quarter of 2009 of $62,550, inclusive of $24,239 relating to the acceleration of RSUs (in aggregate, the “2009 Restructuring Charge”), with this charge partially offset by an associated income tax benefit of $6,401 (collectively, the “2010 and 2009 Restructuring Charges”).

The 2010 and 2009 Restructuring Charges primarily consisted of compensation-related expenses, including the acceleration of unrecognized expenses pertaining to RSUs previously granted to individuals who were terminated pursuant to the restructuring, severance and benefit payments and other costs. As of June 30, 2010, the remaining liability associated with the 2010 Restructuring Plan was $23,417 and, as of June 30, 2010 and December 31, 2009, the remaining liability associated with the 2009 Restructuring Plan was $6,769 and $11,500,

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

respectively. During the six month period ended June 30, 2010, other than cash payments of $16,811 and $4,731 for the 2010 Restructuring Plan and the 2009 Restructuring Plan, respectively, there were no adjustments to the liabilities with respect to the 2010 and 2009 Restructuring Plans. Such liabilities are reported within “accrued compensation and benefits” and “other liabilities” on the accompanying condensed consolidated statements of financial condition.

16.	INCOME TAXES

The Company recorded an income tax provision of $13,040 and $18,580 for the three month and six month periods ended June 30, 2010, respectively, and $13,219 and $8,665 for the three month and six month periods ended June 30, 2009, respectively, representing effective tax rates of 19.3%, 56.1%, 22.7% and (26.4)%, respectively. Excluding (i) the income tax benefits of $5,680 related to the 2010 Restructuring Charge and $1,363 related to the charge incurred in connection with the amendment of Lazard’s retirement policy with respect to RSU awards, and (ii) the income tax benefit of $6,401 related to the 2009 Restructuring Charge, the Company had an income tax provision of $13,040, and $25,623 for the three month and six month periods ended June 30, 2010, respectively, and $13,219 and $15,066 for the three month and six month periods ended June 30, 2009, respectively, representing effective tax rates of 19.3%, 17.7%, 22.7% and 50.6%, respectively. The effective tax rates herein for the six month period ended June 30, 2010 reflect a benefit from the reductions in unrecognized tax benefits of (i) $4,480 during the first quarter of 2010 relating to settlements with taxing authorities pertaining to certain prior years and (ii) $2,149 during the second quarter of 2010 relating to other adjustments to certain prior years.

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

17.	RELATED PARTIES

Amounts receivable from, and payable to, related parties as of June 30, 2010 and December 31, 2009 are set forth below:

	June 30, 2010	December 31, 2009

Receivables
LFCM Holdings	$5,285	$14,212
Lazard Ltd Subsidiaries	26,186	31,684
Other	1,012	203

Total	$32,483	$46,099

Payables
LFCM Holdings	$118	$1,747
Lazard Ltd Subsidiaries	231,650	240,518
Other	102	19

Total	$231,870	$242,284

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

LFCM Holdings

LFCM Holdings owns and operates the capital markets business and fund management activities, as well as other specified non-operating assets and liabilities, that were transferred to it by Lazard Group (referred to as the “separated businesses”) in May 2005 and is owned by various current and former working members, including certain of Lazard’s current and former managing directors (which also include our executive officers) who are also members of LAZ-MD Holdings. In addition to the master separation agreement, which effected the separation and recapitalization that occurred in May 2005, LFCM Holdings entered into certain agreements that addressed various business matters associated with the separation, including agreements related to administrative and support services (the “administrative services agreement”), employee benefits, insurance matters and licensing. In addition, LFCM Holdings and Lazard Group entered into a business alliance agreement. Certain of these agreements are described in more detail in the Company’s Form 10-K.

For the three month and six month periods ended June 30, 2010, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $513 and $1,059, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $3,384 and $6,729, respectively. For the three month and six month periods ended June 30, 2009, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $1,035 and $2,492, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $6,431 and $6,588, respectively. Amounts relating to the administrative services agreement are reported as reductions to operating expenses. Net referral fees for underwriting transactions under the business alliance agreement are reported in “revenue-other”. Net referral fees for private placement, M&A and restructuring transactions under the business alliance agreement are reported in advisory fee revenue.

Receivables from LFCM Holdings and its subsidiaries as of June 30, 2010 and December 31, 2009 primarily include $808 and $5,891, respectively, related to administrative and support services and reimbursement of expenses incurred on behalf of LFCM Holdings and $3,978 and $6,202, respectively, related to referral fees for underwriting and private placement transactions. Payables to LFCM Holdings and its subsidiaries at June 30, 2010 and December 31, 2009 relate primarily to referral fees for Financial Advisory transactions of $118 and $1,747, respectively.

Lazard Ltd Subsidiaries

Lazard Group’s receivables from subsidiaries of Lazard Ltd at June 30, 2010 and December 31, 2009 include interest-bearing loans of $26,025 and $29,732, respectively, including accrued interest thereon. Interest income relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $843 and $1,652 for the three month and six month periods ended June 30, 2010, respectively, and $2,014 and $2,857 for the three month and six month periods ended June 30, 2009, respectively.

As of both June 30, 2010 and December 31, 2009, Lazard Group’s payables to subsidiaries of Lazard Ltd included $64,305 related to the LAM Merger (see Note 7 of Notes to Condensed Consolidated Financial Statements), as well as payables at both June 30, 2010 and December 31, 2009 aggregating $39,820, in connection with Lazard Group’s acquisition of GAHL and Edgewater’s management vehicles, and with respect to Lazard Ltd’s acquisition of CWC and subsequent contribution of CWC to Lazard Group (see Note 8 of Notes to Condensed Consolidated Financial Statements). In addition, as of both June 30, 2010 and December 31, 2009, Lazard Group’s payables to subsidiaries of Lazard Ltd include interest-bearing loans, plus accrued interest

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

thereon, of $126,679 and $136,329, respectively. Interest expense relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $1,080 and $2,205 for the three month and six month periods ended June 30, 2010, respectively, and $1,659 and $3,487 for the three month and six month periods ended June 30, 2009, respectively.

LAZ-MD Holdings

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the three month and six month periods ended June 30, 2010, such charges amounted to $187 and $375, respectively. For the three month and six month periods ended June 30, 2009, such charges amounted to $187 and $375, respectively.

18.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Exchange Act”). Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. At June 30, 2010, LFNY’s regulatory net capital was $126,471, which exceeded the minimum requirement by $118,605.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Services Authority. At June 30, 2010, the aggregate regulatory net capital of the U.K. Subsidiaries was $139,448, which exceeded the minimum requirement by $98,414.

CFLF, through which non-corporate finance advisory activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel for its banking activities conducted through its subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), are subject to regulation and supervision by the Autorité des Marchés Financiers. At June 30, 2010, the consolidated regulatory net capital of CFLF was $179,267, which exceeded the minimum requirement set for regulatory capital levels by $89,473.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At June 30, 2010, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $80,087, which exceeded the minimum required capital by $59,364.

At June 30, 2010, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

Lazard Ltd is currently subject to supervision by the SEC as a Supervised Investment Bank Holding Company (“SIBHC”). As a SIBHC, Lazard Ltd is subject to group-wide supervision, which requires it to

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

compute allowable capital and risk allowances on a consolidated basis. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) discussed below will have an impact on the SEC’s SIBHC program.

On December 11, 2009, the U.S. House of Representatives passed The Wall Street Reform and Consumer Protection Act of 2009 (“H.R. 4173”). On May 20, 2010, the U.S. Senate passed the Restoring American Financial Stability Act of 2010 (“S. 3217”). A House-Senate conference committee was established to reconcile the differences between H.R. 4173 and S. 3217. On June 25, 2010, the House-Senate conference committee agreed on a reconciled bill, the Dodd-Frank Act. Congress has enacted the Dodd-Frank Act, and on July 21, 2010, the President signed the Dodd-Frank Act.

The Dodd-Frank Act provides for the eventual elimination of the SEC’s SIBHC program. In addition, the Dodd-Frank Act allows entities seeking consolidated supervision to elect to be regulated by the Federal Reserve. We are currently in the process of examining the potential impact of the elimination of the SIBHC program and the Dodd-Frank Act on us.

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

The Company’s segment information for the three month and six month periods ended June 30, 2010 and 2009 is prepared using the following methodology:

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

Management evaluates segment results based on net revenue and operating income and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
Financial Advisory	Net Revenue	$245,973	$252,024	$514,469	$415,001
	Operating Expenses	213,900	205,485	451,700	383,106

	Operating Income (a)	$32,073	$46,539	$62,769	$31,895

Asset Management	Net Revenue	$189,414	$131,543	$377,167	$233,066
	Operating Expenses	136,886	103,973	266,326	194,413

	Operating Income (a)	$52,528	$27,570	$110,841	$38,653

Corporate	Net Revenue	$(16,579)	$(7,532)	$(34,881)	$(24,165)
	Operating Expenses	332	8,462	105,587	79,176

	Operating Income (Loss) (a)	$(16,911)	$(15,994)	$(140,468)	$(103,341)

Total	Net Revenue	$418,808	$376,035	$856,755	$623,902
	Operating Expenses	351,118	317,920	823,613	656,695

	Operating Income (Loss) (a)	$67,690	$58,115	$33,142	$(32,793)

	As of
	June 30, 2010	December 31, 2009
Total Assets:
Financial Advisory	$627,986	$706,785
Asset Management	679,500	702,775
Corporate	1,476,304	1,705,488

Total	$2,783,790	$3,115,048

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

(a)	Operating income (loss) for the six month periods ended June 30, 2010 and 2009 was significantly impacted by certain special items related to the three month periods ended March 31, 2010 and 2009, respectively. Such impact, including the amounts attributable to each of the Company’s business segments, is described in the table below:

	Six Months Ended June 30,
	2010	2009
Financial Advisory
Operating income, as reported above	$62,769	$31,895
Special item:
Acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards	19,571	-

Operating income, excluding impact of special item	$82,340	$31,895

Asset Management
Operating income, as reported above	$110,841	$38,653
Special item:
Acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards	2,902	-

Operating income, excluding impact of special item	$113,743	$38,653

Corporate
Operating loss, as reported above	$(140,468)	$(103,341)
Special items:
Restructuring expense	87,108	62,550
Acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards	2,387	-

Operating loss, excluding impact of special items	$(50,973)	$(40,791)

Consolidated
Operating income (loss), as reported above	$33,142	$(32,793)
Special items:
Restructuring expense	87,108	$62,550
Acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards	24,860	-

Operating income, excluding impact of special items	$145,110	$29,757

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Group’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”). All references to “2010”, “2009”, “second quarter”, “first half”, or “the period” refer to, as the context requires, the three month and six month periods ended June 30, 2010 and June 30, 2009.

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

The Company’s consolidated net revenue was derived from the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Financial Advisory	59%	67%	60%	67%
Asset Management	45	35	44	37
Corporate	(4)	(2)	(4)	(4)

Total	100%	100%	100%	100%

Business Environment

While economic and market conditions in general in the U.S. and globally showed signs of recovery in the first quarter of 2010, global equity markets and foreign currencies experienced significant volatility in the second quarter primarily due to concerns about the state of public finances of certain Euro economies and its impact on the speed of a global economic recovery. As a result, U.S. and global equity market indices declined from both year-end 2009 as well as March 31, 2010 levels. Partially offsetting this volatility were healthier domestic credit markets, improved corporate earnings and continued low interest rates. However, when compared to the first half of 2009, economic and market conditions have improved substantially, which contributed to the improvement in our operating performance in both Financial Advisory and Asset Management during the 2010 first half. However, we believe that going forward certain vulnerabilities to the global economy and, in turn, to the overall business environment, remain.

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

Financial Advisory

Global and trans-atlantic completed and announced M&A transactions for the first half of 2010 increased versus the corresponding prior year periods, but continue to be at relatively low levels. The following table sets forth industry statistics regarding the value of M&A transactions in the periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Incr /(Decr)	2010	2009	% Incr /(Decr)
	($ in billions)
Completed M&A Transactions:
Global	$440	$303	45%	$822	$797	3%
Trans-Atlantic	42	6	nm	72	62	16%

Announced M&A Transactions:
Global	523	488	7%	1,019	1,002	2%
Trans-Atlantic	37	30	23%	75	38	97%

Source:	Thomson Financial as of July 9, 2010.

We believe that in the current environment we are relatively well positioned as our clients refinance, restructure and position their asset portfolios for growth. While overall M&A industry statistics regarding the number and size of announced transactions increased modestly in the first half of 2010 as compared to the 2009 period, we continue to remain cautious with respect to the overall economic environment and its impact on the M&A business. Generally, during periods of unfavorable market or economic conditions, the volume and value of M&A transactions may decrease, thereby reducing the demand for our advisory services and increasing competition among financial services companies seeking such engagements.

Global restructuring activity during the first half of 2010 decreased from record levels in 2009, due to a lower level of corporate debt defaults. According to Moody’s Investors Service, Inc., in the first half of 2010, a total of 26 issuers defaulted as compared to 175 in the corresponding 2009 period. While we believe that the number and value of corporate defaults may continue to decline throughout the year, we expect that our Restructuring business should remain active from the significant level of corporate defaults in 2009, as well as from advising companies during this period of volatility on matters relating to debt and financing restructuring and other on- and off-balance sheet assignments. Our Restructuring assignments normally are executed over a six- to eighteen-month period.

Our Private Fund Advisory Group, which is part of our Financial Advisory segment and is conducted in the U.S. through Lazard Frères & Co. LLC, an SEC-registered broker-dealer and member of FINRA, acts as placement agent for investment funds, including investment funds that have historically received capital from certain public pension funds. In April 2009, governmental officials in New York announced a new policy banning the use of placement agents by funds seeking investment contributions from the New York State and New York City public pension funds. The use of placement agents has also been prohibited or otherwise restricted with respect to investments by public pension funds in Illinois, Ohio and New Mexico, and similar measures are being considered or have been implemented in other jurisdictions. On June 30, 2010, the SEC approved a rule that, among other things, will prohibit investment advisors from paying a third-party placement agent for soliciting investment advisory business from a U.S. governmental entity, unless the placement agent is (i) an SEC-registered investment advisor or (ii) an SEC-registered broker-dealer that is a member of FINRA and thus subject to FINRA’s forthcoming “pay-to-play” rule. We are continuing to evaluate the potential impact of state, local and other restrictions on our Private Fund Advisory Group.

Asset Management

As shown in the table below, major global market indices at June 30, 2010 decreased as compared to such indices at March 31 and December 31, 2009, but increased in most markets as compared to June 30, 2009.

	Percentage Change June 30, 2010 vs.
	March 31, 2010	December 31, 2009	June 30, 2009
MSCI World Index	(13)%	(11)%	8%
CAC 40	(13)%	(13)%	10%
DAX	(3)%	0%	24%
FTSE 100	(13)%	(9)%	16%
TOPIX 100	(16)%	(9)%	(10)%
MSCI Emerging Market	(9)%	(7)%	21%
Dow Jones Industrial Average	(10)%	(6)%	16%
NASDAQ	(12)%	(7)%	15%
S&P 500	(12)%	(8)%	12%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM. Accordingly, since market movements and foreign currency volatility impact the level of our AUM, such items will impact the level of revenues we receive from our Asset Management business. A substantial portion of our AUM is invested in equities, and market movements reflected in the changes in Lazard’s AUM during the period generally corresponded to the changes in global market indices. While our AUM at June 30, 2010 decreased versus AUM at December 31, 2009, our average AUM during the second quarter and first half of 2010 increased significantly as compared to our average AUM for the corresponding periods of 2009, reflecting significant market appreciation for the last nine months of 2009, and, to a lesser extent, the first three months of 2010, as well as net inflows over the twelve month period ended June 30, 2010. Such increased AUM resulted in higher management fee revenues in the 2010 periods.

Financial Statement Overview

Net Revenue

The majority of Lazard’s Financial Advisory net revenue is earned from the successful completion of M&A transactions, strategic advisory matters, restructuring and capital structure advisory services, capital raising and similar transactions. The main drivers of Financial Advisory net revenue are overall M&A activity, the level of corporate debt defaults and the environment for capital raising activities, particularly in the industries and geographic markets in which Lazard focuses. In some client engagements, often those involving financially distressed companies, revenue is earned in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment and are not necessarily linked to the completion of a transaction. In addition, Lazard also earns fees from providing strategic advice to clients, with such fees not being dependent on a specific transaction, and from public and private securities offerings for referring opportunities to LFCM Holdings for underwriting and distribution of securities. The referral fees received from LFCM Holdings are generally one-half of the revenue recorded by LFCM Holdings in respect of such activities. Significant fluctuations in Financial Advisory net revenue can occur over the course of any given year because a significant portion of such net revenue is earned upon the successful completion of a transaction, restructuring or capital raising activity, the timing of which is uncertain and is not subject to Lazard’s control.

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

For hedge funds, incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks. The Company records incentive fees on traditional products and hedge funds at the end of the relevant performance measurement period, when potential uncertainties regarding the ultimate realizable amounts have been determined. The incentive fee measurement period is generally an annual period (unless an account terminates during the year), and therefore such incentive fees are usually recorded in the fourth quarter of Lazard’s fiscal year. These incentive fees received at the end of the measurement period are not subject to reversal or payback. Incentive fees on hedge funds generally are subject to loss carryforward provisions in which losses incurred by the funds in any year are applied against certain future period net appreciation before any incentive fees can be earned.

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

Although Corporate segment net revenue during the first half of 2010 represented (4)% of Lazard’s net revenue, total assets in Corporate represented 53% of Lazard’s consolidated total assets as of June 30, 2010, which is attributable to assets associated with LFB, investments in government bonds, LAM-managed funds, other securities and cash.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for employees and managing directors. Our compensation and benefits expense includes amortization of the relevant portion of the restricted stock unit awards (“RSUs”) under the Lazard Ltd 2005 Equity Incentive Plan (“2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”), with such amortization generally determined on a straight-line basis over the vesting periods and not on the basis of revenue recognition. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our operating and financial performance, staffing levels and competitive pay conditions, as well as the mix between current and deferred compensation. Our compensation expense-to-operating revenue ratio was 59.9% and 59.7%, respectively for the second quarters of 2010 and 2009, and for the six month periods of 2010 and 2009 was 60.0% and 65.6%, respectively (with such ratio in the six month period of 2010 excluding the compensation charge of approximately $25 million in connection with the accelerated vesting of RSUs related to the Company’s change in retirement policy). See Note 13 of Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s incentive plans.

Lazard’s operating expenses also include “non-compensation expense”, amortization of intangible assets related to acquisitions and, in the six month periods of 2010 and 2009, restructuring expense. Non-compensation expense includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services, and other expenses. Amortization of intangibles related to acquisitions relates primarily to the July 2009 acquisition of Edgewater. Restructuring expense relates to the certain staff reductions and realignment of personnel in the first quarters of 2010 and 2009, and includes severance and related benefits expense, the acceleration of unrecognized expense pertaining to RSUs previously granted to individuals who were terminated and certain other costs related to these initiatives.

Provision for Income Taxes

Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income pertaining to the limited liability company is not subject to U.S. federal income taxes because taxes associated with such income represent obligations of the individual partners. Outside the U.S., Lazard Group operates principally through corporations and is subject to local income taxes. Income taxes shown on Lazard’s consolidated statements of operations are related to non-U.S. entities and to New York City Unincorporated Business Tax (“UBT”) attributable to Lazard’s operations apportioned to New York City.

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

During the first quarters of 2010 and 2009 the Company reported certain charges (the “2010 special items” and the “2009 special item,” respectively, and collectively, the “2010 and 2009 special items”) that resulted in a significant adverse impact on its operating results. The impact of such special items on the Company’s condensed consolidated statements of operations for the 2010 and 2009 six month periods is described in more detail in the table below.

	Six Months Ended June 30,
	2010			2009
	Restructuring (a)	RSU Amortization Amendment (b)	Total	Restructuring (a)
	($ in thousands)
Compensation		$ 24,860	$ 24,860
Restructuring	$ 87,108		87,108	$ 62,550

Operating Income (Loss)	(87,108)	(24,860)	(111,968)	(62,550)
Income Tax (Benefit)	(5,680)	(1,363)	(7,043)	(6,401)

Net Income (Loss) Attributable to Lazard Group	$(81,428)	$(23,497)	$(104,925)	$(56,149)

(a)	Restructuring plans announced in the first quarters of 2010 and 2009, respectively.
(b)	Additional amortization expense in connection with the accelerated vesting of RSUs related to the amendment of the Company’s retirement policy.

A discussion of the Company’s consolidated results of operations for the 2010 and 2009 periods is set forth below, followed by a more detailed discussion of business segment results. For comparability purposes in the discussion that follows, the results for the six month periods in 2010 and 2009 are shown in tables below, as applicable, on both an “as reported” U.S. GAAP and “excluding special items” non-U.S. GAAP basis.

	Three Months Ended June 30,
	2010	2009
	($ in thousands)

Net Revenue	$418,808	$376,035

Operating Expenses:
Compensation and benefits	263,018	239,274
Non-compensation expense	86,331	78,302
Amortization of intangible assets related to acquisitions	1,769	344

Total operating expenses	351,118	317,920

Operating Income	67,690	58,115
Provision for income taxes	13,040	13,219

Net Income	54,650	44,896
Less – Net Income Attributable to Noncontrolling Interests	481	259

Net Income Attributable to Lazard Group	$54,169	$44,637

Operating Income, As A % Of Net Revenue	16%	15%

	Six Months Ended June 30,
	2010			2009
	U.S. GAAP As Reported	Impact of Special Items (a)	Non-U.S. GAAP Excluding Special Item (b)	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)
	($ in thousands)

Net Revenue	$856,755		$856,755	$623,902		$623,902

Operating Expenses:
Compensation and benefits	563,393	$24,860	538,533	442,806		442,806
Non-compensation expense	169,573		169,573	150,651		150,651
Amortization of intangible assets related to acquisitions	3,539		3,539	688		688
Restructuring	87,108	87,108	-	62,550	$62,550	-

Total operating expenses	823,613	111,968	711,645	656,695	62,550	594,145

Operating Income (Loss)	33,142	(111,968)	145,110	(32,793)	(62,550)	29,757
Provision (benefit) for income taxes	18,580	(7,043)	25,623	8,665	(6,401)	15,066

Net Income (Loss)	14,562	(104,925)	119,487	(41,458)	(56,149)	14,691
Less – Net Income (Loss) Attributable to Noncontrolling Interests	2,839		2,839	(812)		(812)

Net Income (Loss) Attributable to Lazard Group	$11,723	$(104,925)	$116,648	$(40,646)	$(56,149)	$15,503

Operating Income (Loss), As A % Of Net Revenue	4%		17%	(5)%		5%

(a)	Represents charges related to the previously described special items. See Notes 13, 15 and 19 of Notes to Condensed Consolidated Financial Statements.
(b)	A non-U.S. GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.

The table below describes the components of operating revenue, a non-U.S. GAAP measure used by the Company to manage total compensation and benefits expense to managing directors and employees. Management believes operating revenue provides the most meaningful basis for comparison between present, historical and future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in thousands)
Operating revenue
Total revenue	$444,006	$404,702	$908,622	$681,374
Add (deduct):
LFB interest expense (a)	(1,987)	(3,629)	(4,546)	(7,646)
Revenue related to noncontrolling interests (b)	(2,798)	(257)	(7,137)	813

Operating revenue	$439,221	$400,816	$896,939	$674,541

(a)	The interest expense incurred by LFB is excluded from total revenue because LFB is a commercial bank and we consider its interest expense to be a cost directly related to the conduct of its business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount. Further, such revenue is offset by a charge or credit to noncontrolling interests.

Certain key ratios, statistics and headcount information for the 2010 and 2009 periods are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
As a % of Net Revenue, By Revenue Category:
Investment banking and other advisory fees	59%	63%	60%	64%
Money management fees	43	32	42	35
Interest income	1	2	1	2
Other	3	11	3	8
Interest expense	(6)	(8)	(6)	(9)

Net Revenue	100%	100%	100%	100%

	As of June 30,
	2010	2009
Headcount:
Managing Directors:
Financial Advisory	131	147
Asset Management	63	56
Corporate	8	7
Other Employees:
Business segment professionals	984	975
All other professionals and support staff	1,106	1,091

Total	2,292	2,276

Operating Results

The Company’s quarterly revenue and profits can fluctuate materially depending on the number, size and timing of completed transactions on which it advised, as well as seasonality and other factors. Accordingly, the revenue and profits in any particular quarter may not be indicative of future results. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods. As reflected in the table of consolidated results of operations above, charges related to the 2010 and 2009 special items had a significant impact on the Company’s reported operating results for the six month periods in the respective years. Lazard management believes that comparisons between periods are most meaningful after excluding the impact of such items.

Three Months Ended June 30, 2010 versus June 30, 2009

The Company reported net income attributable to Lazard Group of $54 million, as compared to net income of $45 million in the 2009 period. The changes in the Company’s operating results during the periods are described below.

Net revenue increased $43 million, or 11%, as compared to the 2009 period, with operating revenue increasing $38 million, or 10%. Fees from investment banking and other advisory activities increased $9 million, or 4%, principally due to an increase in M&A and Strategic Advisory fees and from our Private Fund Advisory Group businesses, with the latter due to an increase in the value and number of fund closings, partially offset by a decrease in Restructuring fees. Money management fees, including incentive fees, increased $61 million, or 50%, due to a $40 billion, or 44%, increase in average AUM for the 2010 period, primarily as the result of market appreciation experienced most significantly in the last nine months of 2009, and, to a lesser extent, the first three months of 2010, and net inflows during such periods. Other revenue decreased $29 million, or 71%, principally due to a decrease in underwriting fees as a result of a decline in equity capital markets transactions, a $10 million decrease principally resulting from foreign exchange losses as compared to gains in the 2009 period and an $8 million net reduction in investment income. Interest expense decreased $3 million, or 12%, principally due to a lower interest rate environment.

Compensation and benefits expense for the 2010 period increased $24 million, or 10%, principally reflecting an increase in the provision for discretionary compensation and profit pools relating to the increase in operating revenue and a decline in the amortization of share-based and deferred cash incentive awards. Compensation and benefits expense was 59.9% and 59.7% of operating revenue for the 2010 and 2009 periods, respectively.

Non-compensation expense increased $8 million, or 10%. Factors contributing to the increase were increased spending on travel and other business development activities, and increased fund administration expenses related to the increased level of business activity and AUM. The ratio of non-compensation expense to operating revenue was 19.7% as compared to 19.5% in the 2009 period.

Amortization of intangible assets increased $1 million principally due to the Edgewater acquisition in July 2009.

Operating income for the 2010 period was $68 million, as compared to operating income of $58 million in the prior year period and, as a percentage of net revenue, was 16% as compared to 15% in the 2009 period.

The provision for income taxes was $13 million in both the 2010 and the 2009 periods.

Net income attributable to noncontrolling interests was unchanged as compared to the 2009 period.

Six Months Ended June 30, 2010 versus June 30, 2009

The Company reported net income attributable to Lazard Group of $12 million, as compared to a net loss of $41 million in the 2009 period. The Company’s results in both periods were adversely affected by the 2010 and the 2009 special items, which served to increase the net loss attributable to Lazard Group in the 2010 and 2009 periods by $105 million and $56 million, respectively. Excluding the after-tax impact of the 2010 and 2009 special items in each year, net income attributable to Lazard Group in the 2010 period was $117 million, an increase of $101 million as compared to the 2009 period. The changes in the Company’s operating results during the period are described below.

Net revenue increased $233 million, or 37%, as compared to the 2009 period, with operating revenue increasing $222 million, or 33%. Fees from investment banking and other advisory activities increased $117 million, or 29%, including increases of $62 million in M&A and Strategic Advisory fees, a $26 million increase in Restructuring fees, and an increase in fees principally from our Private Fund Advisory Group business due to an increase in the value and number of fund closings. Money management fees, including incentive fees, increased $139 million, or 63%, due to a $39 billion, or 44%, increase in average AUM for the 2010 period, primarily as the result of market appreciation experienced most significantly in the last nine months of 2009, and, to a lesser extent, the first three months of 2010, and net inflows during such periods, as well as higher incentive fees earned in the 2010 period. Interest income decreased $4 million, or 24%, due primarily to the lower interest rate environment and lower receivables from banks. Other revenue decreased $24 million, or 51%, principally due to a decrease in underwriting fees as a result of a decline in equity capital markets transactions, a $9 million decrease, principally resulting from foreign exchange losses as compared to gains in the 2009 period, and a $6 million net reduction in investment income, partially offset by increased commission revenue. Interest expense decreased $6 million, or 10%, due to the lower interest rate environment and reduced levels of LFB’s customer deposits.

Compensation and benefits expense for the 2010 period, including the 2010 special item of $25 million, increased $121 million, or 27%. When excluding the 2010 special item, compensation and benefits expense increased $96 million, or 22%, which includes an increase in the provision for discretionary compensation and profit pools relating to the increase in operating revenue and a reduction in the amortization of share-based and deferred cash incentive awards. Compensation and benefits expense, excluding the 2010 special item, was 60.0% and 65.6% of operating revenue for the 2010 and 2009 periods, respectively. The reduction in the compensation ratio for the first half of 2010 is due primarily to execution of our previously announced goal to grow annual compensation expense at a slower rate than operating revenue.

Non-compensation expense increased $19 million, or 13%. Factors contributing to the increase were increased spending on travel and other business development activities, including technology and increased fund administration expenses related to the increased level of business activity and AUM. The ratio of non-compensation expense to operating revenue was 18.9% as compared to 22.3% of operating revenue for the 2009 period.

Amortization of intangible assets increased $3 million principally due to the Edgewater acquisition in July 2009.

In the first quarters of 2010 and 2009, the Company announced plans to reduce certain staff and realign personnel. As a result, the 2010 and 2009 special items include restructuring charges of $87 million and $63 million, respectively, in connection with severance and benefit payments, the acceleration of unrecognized expense pertaining to RSUs previously granted to individuals who were terminated and certain other costs related to the restructuring initiatives.

Operating income for the 2010 period was $33 million, as compared to an operating loss of $33 million in the prior year period (with such amounts including the impact of the 2010 and 2009 special items) and, as a percentage of net revenue, was 4% as compared to (5)% in the 2009 period. Excluding the impact of the 2010 and 2009 special items in each period, operating income was $145 million, an increase of $115 million, as compared to operating income of $30 million in 2009, and, as a percentage of net revenue, was 17%, as compared to 5%, respectively.

The provision for income taxes was $19 million, an increase of $10 million, as compared to $9 million in the 2009 period. When excluding the tax benefits of $7 million and $6 million relating to the 2010 and 2009 special items, respectively, the income tax provision was $26 million in the 2010 period compared to approximately $15 million in the 2009 period, with the increase principally due to increases in operating income in 2010.

Net income attributable to noncontrolling interests increased $4 million, as compared to the 2009 period.

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

Financial Advisory

The following table summarizes the operating results of the Financial Advisory segment:

	Three Months Ended June 30,
	2010	2009
	($ in thousands)
M&A and Strategic Advisory	$145,855	$134,854
Restructuring	79,879	93,231
Capital Markets and Other Advisory	20,239	23,939

Net Revenue	245,973	252,024
Operating Expenses	213,900	205,485

Operating Income	$32,073	$46,539

Operating Income, As A Percentage Of Net Revenue	13%	18%

	Six Months Ended June 30,
	2010			2009
	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)	U.S. GAAP As Reported
	($ in thousands)
M&A and Strategic Advisory	$293,411		$293,411	$231,329
Restructuring	180,067		180,067	154,160
Capital Markets and Other Advisory	40,991		40,991	29,512

Net Revenue	514,469		514,469	415,001
Operating Expenses (c)	451,700	$19,571	432,129	383,106

Operating Income (Loss)	$62,769	$(19,571)	$82,340	$31,895

Operating Income, As A Percentage Of Net Revenue	12%		16%	8%

	As of June 30,
	2010	2009
Headcount (d):
Managing Directors	131	147
Other Employees:
Business segment professionals	673	671
All other professionals and support staff	215	217

Total	1,019	1,035

(a)	Represents the portion of the 2010 special item attributable to the Financial Advisory segment (see Note 19 of Notes to Condensed Consolidated Financial Statements).
(b)	A non-U.S. GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.
(c)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(d)	Excludes headcount related to indirect support functions, with such headcount being included in the Corporate segment.

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

	Six Months Ended June 30,
	2010	2009
Lazard Statistics:
Number of Clients:
Total	383	370
With Fees Greater than $1 million	125	119
Percentage of Total Financial Advisory Revenue from Top 10 Clients	25%	24%
Number of M&A Transactions Completed Greater than $1 billion (a)	9	20

(a)	Source: Thomson Financial as of July 9, 2010.

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms. The offices that generate Financial Advisory net revenue are located in the U.S., Europe (principally in the U.K., France, Italy, Spain and Germany) and the rest of the world (principally in Australia).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
United States	54%	53%	54%	53%
Europe	43	41	43	42
Rest of World	3	6	3	5

Total	100%	100%	100%	100%

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

Financial Advisory Results of Operations

Financial Advisory’s quarterly revenue and profits can fluctuate materially depending on the number, size and timing of completed transactions on which it advised, as well as seasonality and other factors. Accordingly, the revenue and profits in any particular quarter or period may not be indicative of future results. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and further periods. As reflected in the table of operating results of the Financial Advisory segment above, the portion of the 2010 special item attributable to the Financial Advisory segment had a significant impact on the segment’s reported operating results for the six month period ended June 30, 2010. Lazard management believes that comparisons between periods are most meaningful after excluding the impact of such item.

Three Months Ended June 30, 2010 versus June 30, 2009

Financial Advisory net revenue decreased $6 million, or 2%, as compared to the 2009 period, with increases in M&A and Strategic Advisory revenue of $11 million, or 8%, being offset by decreases in Restructuring revenue of $13 million, or 14%, and Capital Markets and Other Advisory net revenue of $4 million, or 15%.

The increase in M&A and Strategic Advisory revenue was principally due to higher average fees per M&A and Strategic Advisory assignment. Our major clients, which in the aggregate represented a significant portion of our M&A and Strategic Advisory revenue for the second quarter of 2010, included the Al Fayed Family Trust, Areva, AXA Private Equity, Cisco Systems, Continental Airlines, Cote d’Ivoire, Newcrest Mining, OSI Pharmaceuticals, Qwest Communications International and Royal Bank of Scotland Group.

Restructuring revenue is derived from various activities, including bankruptcy assignments, global debt and financing restructurings, distressed asset sales and advice on complex on- and off-balance sheet assignments, such as retiree health care obligations. The decrease in Restructuring revenue was principally driven by a decrease in retainer fees, partially offset by an increase in success fees. The decline in retainer fees is related to a lower number of active deals versus that in the 2009 period, consistent with the industry trend previously described. Notable assignments completed in the second quarter of 2010 included Citadel Broadcasting Group, Cooper Standard Automotive, Gala Coral Group, Grupo Reyal Urbis and Smurfit Stone Container. Several of these assignments that were completed in the second quarter of 2010 began in the first half of 2009.

The decrease in Capital Markets and Other Advisory net revenue principally reflected a decrease in underwriting fees from public offerings. Such decrease was partially offset by increased revenue in our Private Fund Advisory Group resulting from an increase in the number and value of fund closings.

Operating expenses increased $8 million, or 4%, as compared to the 2009 period. Contributing to the increase were higher costs related to travel and other business development expenses, and technology expenses.

Financial Advisory operating income was $32 million, a decrease of $14 million, as compared to the 2009 period, and represented 13% of segment net revenues in the 2010 period as compared to 18% in the 2009 period.

Six Months Ended June 30, 2010 versus June 30, 2009

Financial Advisory net revenue increased approximately $99 million, or 24%, as compared to the 2009 period, reflecting increases in M&A and Strategic Advisory revenue of $62 million, or 27%, Restructuring revenue of $26 million, or 17%, and Capital Markets and Other Advisory net revenue of $11 million, or 39%.

The increase in M&A and Strategic Advisory revenue was principally due to an increase in completed transactions in which we were engaged and higher average fees per M&A and Strategic Advisory assignment.

The increase in Restructuring revenue was principally driven by an increase in success fees, with such increase more than offsetting a decline in retainer fees earned. The decline in retainer fees is related to a lower number of active assignments in the six months of 2010 versus that in the 2009 period, consistent with the industry trend previously described.

The increase in Capital Markets and Other Advisory net revenue principally reflected increased revenue in our Private Fund Advisory Group, resulting from an increase in the number and value of fund closings, and was partially offset by decreases in underwriting fees from public offerings.

Operating expenses increased $69 million, or 18%, as compared to the 2009 period. Excluding the impact of the portion of the 2010 special item attributable to the Financial Advisory segment, operating expenses increased $49 million, or 13%. Contributing to the increase was a higher provision for discretionary compensation related to the increase in operating revenue, and higher costs related to travel and other business development expenses and technology expenses. During the 2010 period, the Company has grown its Financial Advisory compensation expense at a slower rate than our corresponding segment revenue, which is consistent with our previously announced goal as described above.

Financial Advisory operating income was $63 million, an increase of $31 million, as compared to the 2009 period, and represented 12% of segment net revenues in the 2010 period. Excluding the impact of the portion of the 2010 special item attributable to the Financial Advisory segment, operating income in the 2010 period increased $50 million, and represented 16% of segment net revenues, as compared to 8% in the 2009 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	June 30, 2010	December 31, 2009
	($ in millions)
AUM:
International Equities	$26,562	$32,268
Global Equities	59,862	58,332
U.S. Equities	16,242	16,003

Total Equities	102,666	106,603

European and International Fixed Income	10,720	13,763
Global Fixed Income	1,614	1,794
U.S. Fixed Income	3,135	2,499

Total Fixed Income	15,469	18,056

Alternative Investments	4,336	3,936
Private Equity	950	839
Cash Management	62	109

Total AUM	$123,483	$129,543

Average AUM for the 2010 and 2009 periods is set forth below. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in millions)
Average AUM	$129,227	$89,551	$129,333	$90,071

Total AUM at June 30, 2010 decreased $6 billion, or 5%, as compared to that at December 31, 2009. Average AUM for both the three month and six month periods in 2010 was 44% higher than the average AUM for the corresponding 2009 periods, principally the result of market appreciation (which was generally consistent with the industry as a whole) for the last nine months of 2009 and, to a lesser extent, the first three months of 2010, and net inflows occurring over the last twelve month period. International, Global and U.S. equities represented 22%, 48% and 13% of total AUM at June 30, 2010, respectively, versus 25%, 45% and 12% of total AUM at December 31, 2009, respectively.

As of June 30, 2010 and December 31, 2009, approximately 89% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors and, as of both such dates, 11% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

As of June 30, 2010, AUM denominated in foreign currencies represented approximately 42% of our total AUM, as compared to 45% at December 31, 2009. Foreign denominated AUM declines in value with the strengthening of the U.S. dollar and increases in value as the U.S. dollar weakens.

The following is a summary of changes in AUM for the 2010 and 2009 periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in millions)
AUM - Beginning of Period	$134,972	$81,084	$129,543	$91,109
Net Flows(a)	2,064	353	5,031	(2,093)
Market and Foreign Exchange Appreciation (Depreciation)	(13,553)	16,583	(11,091)	9,004

AUM - End of Period	$123,483	$98,020	$123,483	$98,020

(a)	Includes inflows of $9,275 and $5,748 and outflows of $7,211 and $5,395 for the three month periods in 2010 and 2009, respectively, and inflows of $18,281 and $9,289 and outflows of $13,250 and $11,382 for the six month periods in 2010 and 2009, respectively.

Inflows in the first half of 2010 were principally Global Equity and, to a lesser extent, U.S. Equity products, due to increased investments in existing accounts as well as new accounts gained. Outflows in the period occurred most significantly in Global and International Equity and Fixed Income products.

As of July 26, 2010, AUM was $132.8 billion, a $9.3 billion increase since June 30, 2010. The change in AUM was due to market appreciation of $8.8 billion and net inflows of $0.5 billion. Market appreciation was approximately 7% of AUM since June 30, 2010, which was generally consistent with the increase in global market indices during that period.

The following table summarizes the operating results of the Asset Management segment.

	Three Months Ended June 30,
	2010	2009
	($ in thousands)
Revenue:
Management Fees	$169,389	$107,123
Incentive Fees	12,635	13,170
Other Income	4,928	10,993

Sub-total	186,952	131,286
Noncontrolling Interest Revenue	2,462	257

Net Revenue	189,414	131,543
Operating Expenses (c)	136,886	103,973

Operating Income	$52,528	$27,570

Operating Income, As A Percentage of Net Revenue	28%	21%

	Six Months Ended June 30,
	2010			2009
	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)	U.S. GAAP As Reported
	($ in thousands)
Revenue:
Management Fees	$331,185		$331,185	$200,623
Incentive Fees	26,422		26,422	18,605
Other Income	12,817		12,817	14,651

Sub-total	370,424		370,424	233,879
Noncontrolling Interest Revenue	6,743		6,743	(813)

Net Revenue	377,167		377,167	233,066
Operating Expenses (c)	266,326	$2,902	263,424	194,413

Operating Income (Loss)	$110,841	$(2,902)	$113,743	$38,653

Operating Income, As A Percentage of Net Revenue	29%		30%	17%

	As of June 30,
	2010	2009
Headcount(d):
Managing Directors	63	56
Other Employees:
Business segment professionals	301	295
All other professionals and support staff functions	276	267

Total	640	618

(a)	Represents the portion of the 2010 special item attributable to the Asset Management segment (see Note 19 of Notes to Condensed Consolidated Financial Statements).
(b)	A non-U.S. GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.
(c)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(d)	Excludes headcount related to indirect support functions, with such headcount being included in the Corporate segment.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
United States	58%	47%	56%	49%
Europe	31	41	33	39
Rest of World	11	12	11	12

Total	100%	100%	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods. As reflected in the table of operating results of the Asset Management segment above, the portion of the 2010 special item attributable to the Asset Management segment had a significant impact on the segment’s reported operating results for the six month period ended June 30, 2010. Lazard management believes that comparisons between periods are most meaningful after excluding the impact of such item.

Three Months Ended June 30, 2010 versus June 30, 2009

Asset Management net revenue increased $58 million, or 44%, as compared to the 2009 period. Management fees increased $63 million, or 58%, as compared to 2009, driven by a 44% increase in average AUM. This increase was due largely to the increase in equity market indices as described above, net inflows, and changes in the composition of assets managed. Incentive fees, principally relating to traditional long-only investment strategies, decreased $1 million, or 4%, as compared to the 2009 period. Other revenue decreased $4 million as compared to the 2009 period.

Operating expenses increased $33 million, or 32%, as compared to the 2009 period, principally due to a higher provision for discretionary compensation and profit pools related to the increase in operating revenue, as well as higher fees for outsourced services related to higher AUM and an increase in the amortization of intangible assets relating to the Edgewater acquisition.

Asset Management operating income was $53 million, an increase of $25 million, as compared to $28 million in the 2009 period, and represented 28% of segment net revenue as compared to 21% in the 2009 period.

Six Months Ended June 30, 2010 versus June 30, 2009

Asset Management net revenue increased $144 million, or 62%, as compared to the 2009 period. Management fees increased $130 million, or 65%, as compared to 2009, driven by a 44% increase in average AUM. This increase was due largely to the increase in equity market indices, net inflows, and changes in the composition of assets managed. Incentive fees, primarily relating to traditional long-only investment strategies, increased $8 million, or 42%, as compared to the 2009 period. Other revenue increased $6 million as compared to the 2009 period, principally due to increased investment and commission income.

Operating expenses increased $72 million, or 37%, as compared to the 2009 period. When excluding the 2010 special item, operating expenses increased $69 million, or 35%, principally due to a higher provision for discretionary compensation and profit pools related to the increase in operating revenue, as well as higher fees for outsourced services related to higher AUM and an increase in the amortization of intangible assets relating to the Edgewater acquisition. During the 2010 period, the Company has grown its Asset Management segment compensation expense at a slower rate than our corresponding segment revenue, which is consistent with our previously announced goal as described above.

Asset Management operating income was $111 million, an increase of $72 million, as compared to $39 million in the 2009 period, and represented 29% of segment net revenue. When excluding the impact of the 2010 special item, operating income increased $75 million, and represented 30% of segment net revenue as compared to 17% for the 2009 period.

Corporate

The following table summarizes the results of the Corporate segment:

	Three Months Ended June 30,
	2010	2009
	($ in thousands)
Interest Income	$4,813	$6,401
Interest Expense	(24,916)	(27,329)

Net Interest Income (Expense)	(20,103)	(20,928)
Other Revenue	3,524	13,396

Net Revenue (Expense)	(16,579)	(7,532)
Operating Expenses	332	8,462

Operating Income (Loss)	$(16,911)	$(15,994)

	Six Months Ended June 30,
	2010			2009
	U.S. GAAP As Reported	Impact of Special Items (a)	Non-U.S. GAAP Excluding Special Items (b)	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)
	($ in thousands)
Interest Income	$10,102		$10,102	$12,993		$12,993
Interest Expense	(50,689)		(50,689)	(55,264)		(55,264)

Net Interest Income (Expense)	(40,587)		(40,587)	(42,271)		(42,271)
Other Revenue	5,706		5,706	18,106		18,106

Net Revenue (Expense)	(34,881)		(34,881)	(24,165)		(24,165)
Operating Expenses	105,587	$89,495	16,092	79,176	$62,550	16,626

Operating Income (Loss)	$(140,468)	$(89,495)	$(50,973)	$(103,341)	$(62,550)	$(40,791)

	As of June 30,
	2010	2009

Headcount (c):
Managing Directors	8	7
Other Employees:
Business segment professionals	10	9
All other professionals and support staff	615	607

Total	633	623

(a)	Represents the portion of the 2010 and 2009 special items attributable to the Corporate segment (see Note 19 of Notes to Condensed Consolidated Financial Statements).
(b)	A non-U.S. GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.
(c)	Includes headcount related to support functions.

Corporate Results of Operations

As reflected in the table of operating results of the Corporate segment above, the 2010 and 2009 special items had a significant impact on the segment’s reported operating results in the six month periods of the respective years. Lazard management believes that comparisons between periods are most meaningful after excluding the impact of such items.

Three Months Ended June 30, 2010 versus June 30, 2009

Net interest expense decreased $1 million, or 4%, as compared to the 2009 period. Other revenue declined $10 million, or 74%, compared to the 2009 period, principally due to lower investment income and a net reduction in foreign exchange gains.

Operating expenses decreased $8 million, principally relating to a reduction in the amortization of share-based compensation.

Six Months Ended June 30, 2010 versus June 30, 2009

Net interest expense decreased $2 million, or 4%, as compared to the 2009 period. Other revenue declined $12 million, or 68%, compared to the 2009 period, principally due to lower investment income.

Operating expenses increased $26 million, substantially all of which related to the net impact of the 2010 and 2009 special items attributable to the Corporate segment. When excluding the impact of the 2010 and 2009 special items, operating expenses were unchanged from the 2009 period.

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

Summary of Cash Flows:

	Six Months Ended June 30,
	2010	2009
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income (loss)	$14.6	$(41.5)
Noncash charges (a)	220.7	169.6
Other operating activities (b)	(314.3)	(80.8)

Net cash provided (used) by operating activities	(79.0)	47.3

Investing activities (c)	99.0	24.8
Financing activities (d)	(103.0)	(147.9)
Effect of exchange rate changes	(23.8)	14.4

Net Decrease in Cash and Cash Equivalents	(106.8)	(61.4)
Cash and Cash Equivalents:
Beginning of Period	899.7	907.3

End of Period	$792.9	$845.9

(a) Consists of the following:

Depreciation and amortization of property	$10.1	$11.1
Amortization of deferred expenses, share-based compensation and interest rate hedge	206.7	158.1
Amortization of intangible assets related to acquisitions	3.5	0.7
(Gain) loss on extinguishment of debt	0.4	(0.3)

	$220.7	$169.6

(b)	Includes net changes in operating assets and liabilities principally relating to accrued compensation and benefits and other liabilities.
(c)	Principally relates to purchases and proceeds from sales and maturities of “available-for-sale” and “held-to maturity” securities, and, in the 2010 period, the disposition of our equity method investment in Sapphire (see Note 4 of Notes to Condensed Consolidated Financial Statements).
(d)	Primarily includes distributions to members and noncontrolling interest holders, settlements of vested RSUs, repurchases of shares of Class A common stock and activity related to borrowings.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. At June 30, 2010, Lazard had approximately $1 billion of cash and liquid securities, including $148 million of U.S. government debt and agencies securities and $74 million of investments in equity securities. We maintain lines of credit in excess of anticipated liquidity requirements. As of June 30, 2010, Lazard had approximately $259 million in unused lines of credit available to it, including a $150 million, three-year, senior revolving credit facility with a group of lenders that matures in April 2013 (the “Credit Facility”) (see “—Financing” below) and an aggregate of $89 million of unused lines of credit available to LFB and Edgewater. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

On April 29, 2010, Lazard Group entered into the Credit Facility pursuant to an agreement with the banks parties thereto and Citibank, N.A., as administrative agent. The Credit Facility replaces the prior senior revolving credit facility, which was terminated as a condition to effectiveness of the Credit Facility. The Credit Facility contains customary terms and conditions substantially similar to the prior credit facility. Such terms and conditions include limitations on consolidations, mergers, indebtedness and certain payments, as well as financial condition covenants relating to leverage and interest coverage ratios. Lazard Group’s obligations under the Credit Facility may be accelerated upon customary events of default, including non-payment of principal or interest, breaches of covenants, cross-defaults to other material debt, a change in control and specified bankruptcy events.

Financing

Over the past several years, Lazard has entered into several financing agreements designed to strengthen both its capital base and liquidity. Each of these agreements is discussed in more detail in our consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K. The table below sets forth our corporate indebtedness as of June 30, 2010 and December 31, 2009.

		As of
	Maturity Date	June 30, 2010	December 31, 2009	Increase (Decrease)
		($ in millions)
Senior Debt:
7.125%	2015	$528.5	$538.5	$(10.0)
6.85%	2017	548.4	548.4	—
Subordinated Debt:
3.25%(a)	2016	150.0	150.0	—

Total Senior and Subordinated Debt		$1,226.9	$1,236.9	$(10.0)

(a)	Convertible into shares of Class A common stock at an effective conversion price of $57 per share. One third in principal amount became convertible on and after each of July 1, 2008, July 1, 2009, and July 1, 2010, and no principal amount is convertible after June 30, 2011.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. Lazard has not drawn on its Credit Facility and prior revolving credit facility since June 30, 2006. We believe that our cash flows from operating activities, along with the use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months and beyond.

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is owing to the lending bank group, the Credit Facility includes financial condition covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended June 30, 2010 Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 2.20 to 1.00 and its Consolidated Interest Coverage Ratio being 7.03 to 1.00. In any event, no amounts were outstanding under the Credit Facility as of June 30, 2010.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes, as well as its $150 Million Subordinated Convertible Note, contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At June 30, 2010, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior and subordinated debt.

Members’ Equity

At June 30, 2010, total members’ equity was $346 million as compared to $283 million at December 31, 2009, including $130 million and $128 million of noncontrolling interests on the respective dates. The net activity in members’ equity in the six month period ended June 30, 2010 is reflected in the table below (in millions of dollars):

Members’ Equity – December 31, 2009	$283

Increase (decrease) due to:
Net income	15
Amortization of share-based incentive compensation awards	201
Delivery of Class A common stock for settlement of vested RSUs	(45)
Distributions to members and noncontrolling interests	(30)
Net decreases in AOCI (including noncontrolling interests’ portion thereof)(*)	(59)
Purchase of Class A common stock	(23)
Other – net	4

Members’ Equity – June 30, 2010	$346

(*) Includes:
Net negative foreign currency translation adjustments	(58)
Net mark-ups and adjustments for items reclassified to earnings related to securities designated as “available-for-sale”	2
Employee benefit plan adjustments	(3)

$(59)

On January 27, 2010, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, a share repurchase program permitting the repurchase of up to $200 million in aggregate cost of its Class A common stock and Lazard Group common membership interests through December 31, 2011 (see Note 12 of Notes to Condensed Consolidated Financial Statements for information regarding the share repurchase program). During the six month period ended June 30, 2010 the Company repurchased 712,950 shares of Class A common stock, at an aggregate cost of $23 million. Accordingly, at June 30, 2010, $177 million of the share purchase authorization remained available for future repurchases. In addition to the repurchases of 712,950 shares described above, during the six month period ended June 30, 2010, in order, among other reasons, to help neutralize the dilutive effect of our equity-based incentive compensation plans, Lazard Ltd utilized $45 million to satisfy certain employees’ withholding tax obligations on vested RSUs in lieu of issuing 1,288,331 shares.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of June 30, 2010:

	Contractual Obligations - Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior and Subordinated Debt (including interest) (a)	$1,709,750	$80,093	$160,185	$688,685	$780,787
Operating Leases (exclusive of $93,061 of sublease income)	386,199	61,715	97,598	58,445	168,441
LAM Merger Cash Consideration (b)	90,348		90,348
Capital Leases (including interest)	25,620	3,264	6,044	4,514	11,798
Private Equity Funding Commitments (c)	7,821	7,649	172

Total (d)	$2,219,738	$152,721	$354,347	$751,644	$961,026

(a)	See Note 10 of Notes to Condensed Consolidated Financial Statements.
(b)	See Note 7 of Notes to Condensed Consolidated Financial Statements.
(c)	See Note 11 of Notes to Condensed Consolidated Financial Statements.
(d)	The table above excludes contingent obligations and any possible payments for uncertain tax positions given the inability to estimate the timing of the latter payments. See Notes 11, 13, 14 and 16 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes.

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

For hedge funds, incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks. The Company records incentive fees on traditional products and hedge funds at the end of the relevant performance measurement period, when potential uncertainties regarding the ultimate realizable amounts have been determined. The incentive fee measurement period is generally an annual period (unless an account terminates during the year), and therefore such incentive fees are usually recorded in the fourth quarter of Lazard’s fiscal year. These incentive fees received at the end of the measurement period are not subject to reversal or payback. Incentive fees on hedge funds generally are subject to loss carryforward provisions in which losses incurred by the funds in any year are applied against certain future period net appreciation before any incentive fees can be earned.

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

At June 30, 2010 and December 31, 2009, the Company had receivables past due of approximately $26 and $14 million, respectively, and its allowance for doubtful accounts was $19 and $12 million, respectively.

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

At June 30, 2010, net investments (representing total investments, net of securities sold, not yet purchased of $3 million), totaled $675 million, or 24% of total assets. Included in this amount is $368 million of debt securities, representing 55% of net investments that primarily consist of fixed and floating rate European corporate bonds, U.S. Government and agencies and UK and French government debt securities, all of which subject Lazard to market risk. Approximately 54%, 15%, 12%, 10% and 9% of such debt securities are invested in the government, financial, consumer, industrial and other sectors, respectively. At June 30, 2010, approximately 87% of the corporate bonds held investment grade ratings, and approximately $17 million of pre-tax unrealized losses are included in AOCI related to such portfolio.

Also included in the $675 million of net investments were $71 million, or 10%, of investments in equities (net of securities sold, not yet purchased) all of which subject the Company to market risk. We employ hedging strategies to reduce the market risk and, in turn, the volatility to earnings. Approximately 57% of such amount represents the Company’s investment in marketable equity securities to seed asset management products and was invested 27%, 25%, 11% and 37% in the consumer, financial, industrial and other sectors, respectively. Asset Management fund investments represent the remaining 43% of total equities. The Company’s asset management fund investments are diversified and may incorporate particular strategies; however, there are no investments in funds with single sector specific strategies.

In addition to the equity securities above, at June 30, 2010 Lazard held $72 million, or 11%, of net investments in LAM alternative asset management funds principally representing GP interests in LAM-managed hedge funds, which subject Lazard to market risk. The fair value of such interests reflects the pro rata value of the ownership of the underlying securities in the funds. Such funds are broadly diversified and may incorporate particular strategies; however, there are no investments in funds with a single sector specific strategy.

Private equity investments owned by Lazard of $94 million represent approximately 14% of net investments and 3% of total assets at June 30, 2010 and are comprised of investments in private equity funds and direct private equity interests that are generally not subject to short-term market fluctuation, but may subject Lazard to market/credit risk. Private equity investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies (the “mezzanine fund”); (ii) CP II, a private equity fund targeting significant noncontrolling investments in established public and private companies; and (iii) Lazard Senior Housing Partners LP, which acquires companies and assets in the senior housing, extended-stay hotel and shopping center sectors.

The remaining $70 million, or 10%, of net investments at June 30, 2010 represents investments (i) accounted for under the equity method of accounting and (ii) private equity and general partnership interests that are consolidated but not owned by Lazard, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “members’ equity” on the consolidated statements of financial condition.

At December 31, 2009, net investments (net of securities sold, not yet purchased of $5 million), totaled $803 million, or 26% of total assets. Included in this amount is $461 million of debt securities, representing 57% of net investments that primarily consist of fixed and floating rate European corporate bonds, U.S. Government and agencies and French government debt securities, all of which subject Lazard to market risk. Approximately 45%, 21%, 14%, 12% and 8% of such debt securities are invested in the government, financial, consumer, industrial and other sectors, respectively. At December 31, 2009, approximately 85% of the corporate bonds held investment grade ratings, and approximately $19 million of pre-tax unrealized losses are included in AOCI related to such portfolio.

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

Private equity investments owned by Lazard of $103 million represent approximately 13% of net investments and 3% of total assets at December 31, 2009 and are comprised of investments in private equity funds and direct private equity interests that are generally not subject to short-term market fluctuation, but may subject Lazard to market/credit risk. Private equity investments primarily include (i) the mezzanine fund; (ii) CP II; and (iii) Lazard Senior Housing Partners LP.

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

The decrease in the net investments at June 30, 2010 compared to December 31, 2009 of $128 million primarily relates to the disposition of the Company’s investment in Sapphire Industrials Corp. in January 2010 (see Note 4 of Notes to Condensed Consolidated Financial Statements) and sales and maturities in the corporate bond portfolio.

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

Most of the Company’s investments in corporate bonds are considered Level 2 investments with such fair value based on observable data, principally broker quotes as provided by external pricing services. All other debt securities at fair value are considered Level 1 investments with such fair value based on unadjusted quoted prices in active markets.

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

At June 30, 2010 and December 31, 2009, derivative contracts related primarily to interest rate swaps, equity and foreign currency exchange rate contracts, and are recorded at fair value. Derivative assets amounted to $6 million and $1 million at June 30, 2010 and December 31, 2009, respectively, and derivative liabilities amounted to $17 million at both respective dates.

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

The primary market risks associated with LFB’s securities portfolio, foreign currency exchange hedging and lending activities are sensitivity to changes in the general level of credit spreads and interest rate and foreign exchange risk. The risk management strategies that we employ use various risk sensitivity metrics to measure such risks and to examine behavior under significant adverse market conditions, such as those we are currently experiencing. The following sensitivity metrics provide the resultant effects on the Company’s operating income for the six month period ended June 30, 2010:

•	LFB’s credit spread risk, as measured by a 100+/– basis point change in credit spreads totaled $(8) million and $9 million, respectively.

•	LFB’s interest rate risk as measured by a 100+/– basis point change in interest rates totaled $150 thousand.

•	Foreign currency risk associated with LFB’s open positions, in the aggregate, as measured by a 200+/– basis point change against the U.S. dollar, totaled approximately $35 thousand.

LFB fully secures its collateralized financing transactions with fixed income securities.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our fee and customer receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where we determine the receivables are impaired. At June 30, 2010, total receivables amounted to $650 million, net of an allowance for doubtful accounts of $19 million. As of that date, financial advisory fees and asset management fees, inter-bank deposits, customer and related party receivables comprised 61%, 25%, 9% and 5% of total receivables, respectively. At December 31, 2009, total receivables amounted to $701 million, net of an allowance for doubtful accounts of $12 million. As of that date, financial advisory fees and asset management fees, inter-bank deposits, customer and related party receivables comprised 62%, 20%, 11% and 7% of total receivables, respectively. See also “—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

Receivables from banks represent those related to LFB’s short-term deposits in the inter-bank market and with the Banque de France. The level of these deposits may be driven by the level of LFB customer and bank-related interest-bearing time and demand deposits (which can fluctuate significantly on a daily basis) and by changes in asset allocation. Historically the risk of loss associated with such deposits is extremely low. The Company closely monitors the creditworthiness of counterparties to minimize its exposure to loss in adverse market conditions. Based on its review of its receivables from banks at June 30, 2010 and December 31, 2009, LFB has determined that an allowance for doubtful accounts related to such receivables from banks was not required.

Credit Concentration

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At June 30, 2010, LFB had no exposure to an individual counterparty that exceeded $28 million (with such amount being fully collateralized), excluding deposits with inter-bank counterparties.

With respect to activities outside LFB, as of June 30, 2010, the Company’s largest individual counterparty exposure was a Financial Advisory-related fee receivable of $20 million, all of which has been collected subsequent to June 30, 2010.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s liabilities has fixed interest rates, while its cash and short-term investments generally have floating interest rates. Based on account balances as of June 30, 2010, Lazard estimates that its annual operating income relating to cash and short-term investments and corporate indebtedness would increase by approximately $8 million in the event interest rates were to increase by 1% and decrease by approximately $3 million if rates were to decrease by 1%.

As of June 30, 2010, the Company’s cash and cash equivalents totaled $793 million. Approximately 29% of this was invested in short-term interest earning accounts at a number of leading banks throughout the world, or short-term certificates of deposit from such banks. The remaining cash and cash equivalents were invested in highly liquid institutional money market funds, a significant majority of which were invested solely in U.S. government or agency securities, or in institutional money market funds. On a regular basis, management reviews and updates its list of approved depositor banks as well as deposit and investment thresholds.

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

As previously disclosed, on December 11, 2009, the U.S. House of Representatives passed The Wall Street Reform and Consumer Protection Act of 2009 (“H.R. 4173”). On May 20, 2010, the U.S. Senate passed the Restoring American Financial Stability Act of 2010 (“S. 3217”). A House-Senate conference committee was established to reconcile the differences between H.R. 4173 and S. 3217. On June 25, 2010, the House-Senate conference committee agreed on a reconciled bill titled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”). Congress has enacted the Dodd-Frank Act, and on July, 21, 2010, the President signed the Dodd-Frank Act. We are currently in the process of examining the potential impact of the Dodd-Frank Act on us.

Outcome of future U.S. tax legislation is unknown at the present time.

On February 1, 2010, the Obama Administration presented its 2011 budget proposals to Congress. The budget proposals included several revenue raisers, including proposals to (i) limit the deduction of certain related party interest; (ii) defer the deduction of interest attributable to foreign source income of foreign subsidiaries; and (iii) repeal the exemption under current law from withholding tax for interest and dividends paid by certain types of U.S. corporations. Each of these proposals would be effective only for taxable years beginning after December 31, 2010. In addition, other members of Congress have proposed legislation that, if enacted, would reclassify certain types of publicly-traded entities as U.S. corporations for tax purposes if the management and control of such entities occurs primarily within the U.S.

We are currently unable to predict the ultimate outcome of any of these proposals. If enacted in their current form, however, some of these proposals may increase Lazard’s effective tax rate during future periods.

We have potential conflicts of interest with LAZ-MD Holdings and LFCM Holdings, and LAZ-MD Holdings and LFCM Holdings could each act in a way that favors its interests to our detriment.

As of June 30, 2010, LAZ-MD Holdings held approximately 11.0% of Lazard Ltd’s voting power through Lazard Ltd’s single share of Class B common stock and 11.0% of the outstanding Lazard Group common membership interests. In addition, LAZ-MD Holdings’ board of directors is composed of 3 individuals, all of whom are managing directors or officers of Lazard Ltd or its affiliates. Lazard Group’s board of directors and executive officers are the same as those of Lazard Ltd. The voting and equity ownership of LAZ-MD Holdings and its members, and the service of officers and managing directors of our company as directors of LAZ-MD Holdings, could create conflicts of interest when LAZ-MD Holdings and those directors and officers are faced with decisions that could have different implications for LAZ-MD Holdings and us, including potential acquisitions of businesses, the issuance or disposition of securities by us, the election of new or additional directors of Lazard Ltd, the payment of dividends by Lazard Ltd and Lazard Group, our relationship with LFCM Holdings and other matters.

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

LAZ-MD Holdings has applied for an order exempting it from most provisions of the Investment Company Act as an “employees’ securities company.” Rule 6b-1 under the Investment Company Act provides that an employees’ securities company that applies for such an order is exempt from all provisions of that Act applicable to investment companies, pending a final SEC determination.

The Investment Company Act and the rules thereunder contain detailed prescriptions for the organization and operations of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. Lazard Ltd expects that LAZ-MD Holdings will conduct its operations such that LAZ-MD Holdings will not be subject to regulation as an investment company under the Investment Company Act. However, if anything were to happen which would cause LAZ-MD Holdings to be subject to regulation as an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on its or our capital structure, ability to transact business with affiliates (including LAZ-MD Holdings or us, as the case may be) and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements, including the Master Separation Agreement and related agreements and the transactions contemplated by those agreements, between and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings or any combination thereof and materially adversely affect our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Lazard Group LLC’s Certificate of Formation (incorporated by reference to Exhibit 3.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

3.2	Lazard Group LLC’s Certificate of Amendment of Certificate of Formation of Lazard Group LLC, changing name to Lazard Group LLC (incorporated by reference to Exhibit 3.2 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

3.3	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

3.4	Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on December 19, 2005).

3.5

Amendment No. 2 dated as of May 7, 2008, to the Operating Agreement of Lazard Group LLC dated as of May 10, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on

Form 8-K (File No. 333-126751) filed on May 8, 2008).

3.6

Amendment No. 3 dated as of April 27, 2010 to the Operating Agreement of Lazard Group LLC dated as of May 10, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 30, 2010).

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

No. 333-126751) filed on May 8, 2008).

10.4	Class B-1 and Class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

10.5	Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006, by and among LAZ-MD Holdings LLC, Lazard Ltd and certain members of LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 7, 2006).

10.6	First Amendment dated as of May 7, 2008, to the Amended and Restated Stockholders’ Agreement dated as of November 6, 2006, between LAZ- MD Holdings LLC and Lazard Ltd (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on May 9, 2008).

10.7	Employee Benefits Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8	Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9	License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company, LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co. Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.10	Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and Lazard Group LLC (incorporated by reference to Exhibit 10.7 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.11	Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.12	Amendment and Consent, dated February 9, 2009, to the Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on March 2, 2009).

10.13	Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.14	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.15	Lease with an Option to Purchase, dated as of July 11, 1990, by and between Sicomibail and Finabail and SCI du 121 Boulevard Hausmann (English translation) (incorporated by reference to Exhibit 10.20 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.16	Occupational Lease, dated as of August 9, 2002, by and among Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.17*	Lazard Ltd’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.18*	Lazard Ltd’s 2008 Incentive Compensation Plan (incorporated by reference to Annex B to Lazard Ltd’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.19*	Lazard Ltd’s 2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.20*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for, each of Michael J. Castellano, Scott D. Hoffman and Charles G. Ward III (incorporated by reference to Exhibit 10.26 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.21*	Form of First Amendment, dated as of May 7, 2008, to Agreement Relating to Retention and Noncompetition and Other Covenants dated as of May 4, 2005, for each of Michael J. Castellano, Scott D. Hoffman and Charles G. Ward, III (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 8, 2008).

10.22*

Second Amendment, dated as of February 26, 2009, to Agreement Relating to Retention and Noncompetition and Other Covenants dated as of May 4, 2005 (as amended from time to time), for Michael J. Castellano (incorporated by reference to Exhibit 10.26 to Registrant’s Annual Report (File

No. 333-126751) on Form 10-K filed on March 2, 2009).

10.23*

Form of Agreements Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on

Form S-1/A filed on April 11, 2005).

10.24*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004 by and between Lazard Group LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on March 2, 2009).

10.25*

First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, with Alexander F. Stern (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on March 23, 2010).

10.26*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, by and between Lazard Group LLC and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 333-126751) filed on March 1, 2010).

10.27*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, with Kenneth M. Jacobs (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) field on March 23, 2010).

10.28*

Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on J16, 2005).

10.29*

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

10.30	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.31	Registration Rights Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.32	Letter Agreement, dated as of May 10, 2005, with Bruce Wasserstein family trusts (incorporated by reference to Exhibit 10.31 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.33	Letter Agreement, dated as of March 16, 2010, among Lazard Ltd, Lazard Group LLC and the Cranberry Dune 1998 Long-term Trust (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on March 22, 2010).

10.34*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.35*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.36*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.37*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.41 to Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on March 2, 2009).

10.38*	Form of Agreement evidencing a grant of Deferred Cash Awards to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.42 to Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on March 2, 2009).

10.39	Termination Agreement, dated as of March 31, 2006, by and among Banca Intesa S.p.A., Lazard Group LLC, and Lazard & Co. S.r.l. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on April 4, 2006).

10.40	Amended and Restated $150 Million Subordinated Convertible Promissory Note due 2018, issued by Lazard Funding LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.41	Amended and Restated Guaranty of Lazard Group LLC to Banca Intesa S.p.A., dated as of May 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.42*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q (File No. 333-126751) filed on May 11, 2006).

10.43*	First Amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K (File No. 333-126751) filed on March 1, 2007).

10.44	Agreement and Plan of Merger, dated as of August 14, 2008, by and among Lazard Ltd, LAZ Sub I, Lazard Asset Management LLC, and Lazard Asset Management Limited (incorporated by reference to Exhibit 2.1 to Lazard Ltd’s Current Report on Form 8-K (file No. 001-32492) filed on August 15, 2008).

10.45*	Letter Agreement regarding employment dated as of April 21, 2010 between Lazard Group LLC and Gary W. Parr (incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 30, 2010).

10.46	Senior Revolving Credit Agreement, dated as of April 29, 2010 among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.53 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 30, 2010).

10.47*	Form of Agreement evidencing a grant of Restricted Stock under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report (File No. 333-126751) filed on April 30, 2010).

10.48*	Letter Agreement, dated as of June 14, 2010, between Lazard Frères & Co. LLC, Lazard Group LLC, Lazard Ltd and Charles G. Ward, III (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on June 15, 2010).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Michael J. Castellano.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Michael J. Castellano.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2010

LAZARD GROUP LLC

By:	/s/ Kenneth M. Jacobs
Name: Kenneth M. Jacobs Title: Chairman and Chief Executive Officer

By:	/s/ Michael J. Castellano
Name: Michael J. Castellano Title: Chief Financial Officer