Form 10-Q
period 2010-09-30
Lazard Group LLC
filed 2010-10-29
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 25, 2010, in addition to profit participation interests, there were 127,407,657 common membership interests and two managing interests outstanding.

When we use the terms “Lazard Group”, “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company, that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock are publicly traded on the New York Stock Exchange under the Symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd has no operating assets other than indirect ownership as of September 30, 2010 of approximately 91.5% of the common membership interests in Lazard Group and its controlling interest in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries who are co-managing members of Lazard Group.

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

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

(UNAUDITED)

(dollars in thousands)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$824,706	$899,733
Cash deposited with clearing organizations and other segregated cash	24,449	20,217
Receivables-net:
Fees	463,718	437,532
Banks	179,112	143,778
Customers and other	137,818	73,750
Related parties	82,656	46,099

	863,304	701,159
Investments:
Debt:
U.S. Government and agencies (includes $126,547 and $126,413 of securities at amortized cost at September 30, 2010 and December 31, 2009, respectively)	148,177	147,507
Other (includes $10,135 and $10,217 of securities at amortized cost at September 30, 2010 and December 31, 2009, respectively)	264,490	313,342
Equities	85,215	82,442
Other	214,401	264,402

	712,283	807,693
Property (net of accumulated amortization and depreciation of $248,690 and $239,603 at September 30, 2010 and December 31, 2009, respectively)	154,177	166,913
Goodwill and other intangible assets (net of accumulated amortization of $12,398 and $7,140 at September 30, 2010 and December 31, 2009, respectively)	318,541	317,780
Other assets	232,518	201,553

Total assets	$3,129,978	$3,115,048

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

(UNAUDITED)

(dollars in thousands)

	September 30, 2010	December 31, 2009
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$408,768	$322,101
Accrued compensation and benefits	320,663	515,033
Senior debt	1,076,850	1,086,850
Capital lease obligations	21,749	24,628
Related party payables	242,836	242,284
Other liabilities	492,183	491,221
Subordinated debt	150,000	150,000

Total liabilities	2,713,049	2,832,117
Commitments and contingencies

MEMBERS’ EQUITY
Members’ equity (net of 5,865,580 and 5,850,775 shares of Lazard Ltd Class A common stock, at cost of $192,129 and $191,140 at September 30, 2010 and December 31, 2009, respectively)	357,732	214,163
Accumulated other comprehensive income (loss), net of tax	(62,586)	(58,792)

Total Lazard Group members’ equity	295,146	155,371
Noncontrolling interests	121,783	127,560

Total members’ equity	416,929	282,931

Total liabilities and members’ equity	$3,129,978	$3,115,048

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

(UNAUDITED)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUE
Investment banking and other advisory fees	$245,294	$252,538	$759,785	$650,327
Money management fees	202,662	149,102	560,664	368,346
Interest income	5,964	9,661	18,220	25,770
Other	23,906	27,997	47,779	76,229

Total revenue	477,826	439,298	1,386,448	1,120,672
Interest expense	25,285	27,892	77,152	85,364

Net revenue	452,541	411,406	1,309,296	1,035,308

OPERATING EXPENSES
Compensation and benefits	282,525	250,912	845,918	693,718
Occupancy and equipment	22,414	23,690	64,996	63,766
Marketing and business development	17,503	14,070	51,358	43,309
Technology and information services	18,904	17,592	53,552	49,670
Professional services	10,599	11,550	28,602	30,555
Fund administration and outsourced services	12,037	10,272	34,407	26,075
Amortization of intangible assets related to acquisitions	1,719	2,032	5,258	2,720
Restructuring	–	–	87,108	62,550
Other	7,922	8,118	26,037	22,568

Total operating expenses	373,623	338,236	1,197,236	994,931

OPERATING INCOME	78,918	73,170	112,060	40,377
Provision for income taxes	10,195	21,286	28,775	29,951

NET INCOME	68,723	51,884	83,285	10,426

LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	110	2,030	2,949	1,218

NET INCOME ATTRIBUTABLE TO LAZARD GROUP	$68,613	$49,854	$80,336	$9,208

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

(UNAUDITED)

(dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83,285	$10,426
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items included in net income:
Depreciation and amortization of property	16,131	16,781
Amortization of deferred expenses, share-based incentive compensation and interest rate hedge	257,253	223,763
Amortization of intangible assets related to acquisitions	5,258	2,720
(Gain) loss on extinguishment of debt	424	(258)
(Increase) decrease in operating assets:
Cash deposited with clearing organizations and other segregated cash	(4,824)	(4,267)
Receivables - net	(173,507)	112,249
Investments	(38,902)	(40,830)
Other assets	(35,154)	13,385
Increase (decrease) in operating liabilities:
Deposits and other payables	122,569	(270,016)
Accrued compensation and benefits and other liabilities	(191,024)	(7,414)

Net cash provided by operating activities	41,509	56,539

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired of $23,280, and equity method investments	–	(22,500)
Disposition of and distributions from equity method investments	51,437	–
Additions to property	(10,073)	(8,579)
Disposals of property	301	896
Purchases of held-to-maturity securities	–	(135,950)
Purchases of available-for-sale securities	–	(3,399)
Proceeds from sales and maturities of available-for-sale securities	71,579	54,467

Net cash provided by (used in) investing activities	113,244	(115,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contribution from noncontrolling interests	3,005	1,474
Other financing activities	6,638	56
Payments for:
Senior borrowings	(10,375)	(635)
Capital lease obligations	(1,626)	(2,084)
Distributions to noncontrolling interests	(11,792)	(8,639)
Repurchase of common membership interests from members of LAZ-MD Holdings	(5,072)	(13,285)
Purchase of Lazard Ltd Class A common stock	(106,316)	(50,479)
Distribution to members	(45,167)	(104,038)
Settlement of vested share-based incentive compensation	(54,947)	(12,291)
Other financing activities	(123)	(90)

Net cash used in financing activities	(225,775)	(190,011)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,005)	20,531

NET DECREASE IN CASH AND CASH EQUIVALENTS	(75,027)	(228,006)
CASH AND CASH EQUIVALENTS - January 1	899,733	907,278

CASH AND CASH EQUIVALENTS - September 30	$824,706	$679,272

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2010

(UNAUDITED)

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity
Balance–January 1, 2010 (*)	$214,163	$(58,792)	$155,371	$127,560	$282,931

Comprehensive income (loss):
Net income	80,336		80,336	2,949	83,285
Other comprehensive income (loss)-net of tax:
Currency translation adjustments		(4,182)	(4,182)	61	(4,121)
Amortization of interest rate hedge		899	899		899
Available-for-sale securities:
Net unrealized gain		2,483	2,483		2,483
Adjustments for items reclassified to earnings		2,591	2,591		2,591
Employee benefit plans:
Net actuarial loss		(6,555)	(6,555)		(6,555)
Adjustments for items reclassified to earnings		970	970		970

Comprehensive income			76,542	3,010	79,552

Amortization of share-based incentive compensation awards	249,853		249,853		249,853
Distributions to members and noncontrolling interests	(45,167)		(45,167)	(8,787)	(53,954)
Purchase of Lazard Ltd Class A common stock	(106,316)		(106,316)		(106,316)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation	(54,947)		(54,947)		(54,947)
Repurchase of common membership interests from LAZ-MD Holdings	(5,072)		(5,072)		(5,072)
Common membership interests issued in connection with business acquisitions	20,804		20,804		20,804
Lazard Ltd Class A common stock issued / issuable in connection with business acquisitions and LAM Merger and related amortization	4,186		4,186		4,186
Other	(108)		(108)		(108)

Balance–September 30, 2010 (*)	$357,732	$(62,586)	$295,146	$121,783	$416,929

(*)	Includes 123,686,338 and 127,407,657 common membership interests at January 1, 2010 and September 30, 2010, respectively. Also includes profit participation interests and two managing member interests at each such date.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2009

(UNAUDITED)

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity
Balance - January 1, 2009 (*)	$227,036	$(121,407)	$105,629	$20,881	$126,510

Comprehensive income (loss):
Net income	9,208		9,208	1,218	10,426
Other comprehensive income (loss) - net of tax:
Currency translation adjustments		64,522	64,522	1	64,523
Amortization of interest rate hedge		808	808		808
Available-for-sale securities:
Net unrealized gain		23,460	23,460	2	23,462
Adjustments for items reclassified to earnings		1,200	1,200		1,200
Employee benefit plans:
Net actuarial gain		1,129	1,129		1,129
Adjustments for items reclassified to earnings		(373)	(373)		(373)

Comprehensive income			99,954	1,221	101,175

Amortization of share-based incentive compensation awards	216,190		216,190		216,190
Acquisitions of and distributions to members and noncontrolling interests	(104,038)		(104,038)	102,061	(1,977)
Purchase of Lazard Ltd Class A common stock	(50,479)		(50,479)		(50,479)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation	(12,291)		(12,291)		(12,291)
Repurchase of common membership interests from LAZ-MD Holdings	(13,285)		(13,285)		(13,285)
Common membership interests issued in connection with business acquisitions	32,384		32,384		32,384
Adjustments related to business acquisitions and related amortization	8,929		8,929		8,929
Other	(90)		(90)		(90)

Balance - September 30, 2009 (*)	$313,564	$(30,661)	$282,903	$124,163	$407,066

(*)	Includes 122,233,664 and 123,686,338 common membership interests at January 1, 2009 and September 30, 2009, respectively. Also includes profit participation interests and two managing member interests at each such date.

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

Lazard Ltd, a Bermuda holding company, through its subsidiaries held approximately 91.5% and 74.5% of all outstanding Lazard Group common membership interests as of September 30, 2010 and December 31, 2009, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

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

LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by Lazard Group’s current and former managing directors, held approximately 8.5% and 25.5% of all outstanding Lazard Group common membership interests as of September 30, 2010 and December 31, 2009, respectively. Additionally, LAZ-MD Holdings was the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”) which provided LAZ-MD Holdings with approximately 8.5% and 25.5% of the voting power but no economic rights in the Company as of September 30, 2010 and December 31, 2009, respectively. Subject to certain limitations, LAZ-MD Holdings’ interests in Lazard Group are exchangeable for Lazard Ltd Class A common stock, par value $0.01 per share (“Class A common stock”).

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

Basis of Presentation

The accompanying condensed consolidated financial statements of Lazard Group have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Group’s annual report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”). The accompanying December 31, 2009 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that Lazard may undertake in the future, actual results may differ materially from the estimates. The consolidated results of operations for the three month and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Any material events or transactions that occurred subsequent to September 30, 2010 through the date of filing of this Quarterly Report on Form 10-Q were reviewed for purposes of determining whether any adjustments or additional disclosures were required to be made to the accompanying condensed consolidated financial statements.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Customers and other receivables at September 30, 2010 and December 31, 2009 include $2,175 and $4,466, respectively, of loans by LFB to managing directors and employees in France that are made in the ordinary course of business at market terms.

Receivables are stated net of an estimated allowance for doubtful accounts of $17,000 and $11,575 at September 30, 2010 and December 31, 2009, respectively, for past due amounts and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. The Company recorded bad debt expense of $226 and $9,416 for the three month and nine month periods ended September 30, 2010, respectively, and $1,148 and $4,770 for the three month and nine month periods ended September 30, 2009, respectively. In addition, the Company recorded charge-offs, foreign currency translation and other adjustments, which resulted in a net decrease to the allowance for doubtful accounts of $2,097 and $3,991 for the three month and nine month periods ended September 30, 2010 and $2,043 and $6,538 for the three month and nine month periods ended September 30, 2009, respectively. At September 30, 2010 and December 31, 2009, the Company had $21,224 and $14,150, respectively, of receivables deemed past due or uncollectible.

4.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Debt:
U.S. Government and agencies	$148,177	$147,507

Other:
Non-U.S. Government and agencies	69,208	43,501
U.S. states and municipals	11,232	15,728
Corporates	184,050	254,113

	264,490	313,342

Total debt securities	412,667	460,849

Equities	85,215	82,442

Other:
Interest in LAM alternative asset management funds:
General Partner (“GP”) interests owned	50,859	50,080
GP interests consolidated but not owned	7,514	13,038
Private equity:
Investments owned	99,349	102,983
Investments consolidated but not owned	44,464	35,743
Equity method investments	12,215	62,558

	214,401	264,402

Total investments	712,283	807,693
Less:
Debt at amortized cost	136,682	136,630
Equity method investments	12,215	62,558

Investments, at fair value	$563,386	$608,505

Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$2,868	$5,179

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Debt investments at September 30, 2010 and December 31, 2009 were categorized as follows:

	September 30, 2010	December 31, 2009
Trading securities:
U.S. Government and agencies	$21,630	$21,094
Non-U.S. Government and agencies	59,073	33,284
U.S. states and municipals	11,232	15,728
Corporates	9,186	450

	101,121	70,556

Available-for-sale securities:
Corporates	174,864	253,663

Held-to-maturity securities:
U.S. Government and agencies	126,547	126,413
Non-U.S. Government and agencies	10,135	10,217

	136,682	136,630

Total debt securities	$412,667	$460,849

Substantially all of the corporate and non-U.S. Government and agency debt securities are held by LFB and primarily consist of fixed and floating rate European corporate and French government debt securities.

The fair value and amortized cost basis pertaining to debt securities classified as “available-for-sale” at September 30, 2010, by maturity date/first call date, are as follows:

Maturity Date/First Call Date	Fair Value	Amortized Cost Basis
Within one year	$15,132	$14,900
After 1 year through 5 years	99,418	105,503
After 5 years through 10 years	45,975	50,758
After 10 years	14,339	15,287

	$174,864	$186,448

Debt investments include corporate perpetual securities that are callable. Such securities are listed in the table above based on their respective first call dates. All other “available-for-sale” securities are listed in the table based on their contractual maturities.

Debt securities classified as “available-for-sale” at September 30, 2010 and December 31, 2009 that are in an unrealized loss position are as follows:

September 30, 2010				December 31, 2009
Securities in a Continuous Loss Position for Less than 12 Months		Securities in a Continuous Loss Position for 12 Months or Longer		Securities in a Continuous Loss Position for Less than 12 Months		Securities in a Continuous Loss Position for 12 Months or Longer
Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
$9,561	$1,026	$77,757	$11,964	$ -	$ -	$166,094	$21,381

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

LFB does not intend to sell its debt securities classified as “available-for-sale” that are in an unrealized loss position, nor is it more likely than not that LFB will be required to sell such debt securities before their anticipated recovery. In addition, no credit loss was required to be recognized for these debt securities during the three month and nine month periods ended September 30, 2010 based on the qualitative and quantitative analysis performed by the Company. During the three month and nine month periods ended September 30, 2009, other-than-temporary impairment charges of $528 and $1,444, respectively, were recognized in “other-revenue” on the condensed consolidated statements of operations, representing the credit loss component of debt securities whose fair value was below amortized cost.

The fair value and amortized cost basis pertaining to debt securities classified as “held-to-maturity” at September 30, 2010, by maturity date, are as follows:

Maturity Date	Fair Value	Amortized Cost Basis
Within one year	$10,248	$10,135
After 1 year through 5 years	132,896	126,547

	$143,144	$136,682

There were no debt securities classified as “held-to-maturity” at September 30, 2010 and December 31, 2009 that were in an unrecognized loss position.

Equities principally represent the Company’s investments in marketable equity securities of large-, mid- and small-cap domestic, international and global companies to seed new Asset Management products and includes investments in public and private asset management funds managed both by LAM and third-party asset managers.

In 2008, LFNY was a party to a Prime Brokerage Agreement with Lehman Brothers Inc. (“LBI”) for certain accounts involving investment strategies managed by LAM. On September 9, 2008, LAM requested a transfer of such accounts, of which $11,368 was not received. On September 15, 2008, Lehman Brothers Holdings, Inc., the ultimate parent company in the Lehman Group, filed for protection under Chapter 11 of the United States Bankruptcy Code and a number of Lehman Group entities in the UK entered into administration proceedings under the Insolvency Act 1986. In addition, the Securities Investor Protection Corporation (“SIPC”) commenced liquidation proceedings on September 19, 2008 pursuant to the Securities Investor Protection Act of 1970, as amended, with respect to LBI. The Chapter 11 filing, Insolvency Act Administration and SIPC proceedings exposed Lazard to possible loss due to counterparty credit and other risk. During 2008, the Company provided for the entire amount of such possible loss, and, through September 30, 2010, $649 has been recovered by the Company. We continue to actively seek recovery of all amounts.

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

The Company recognized gross investment gains and losses on investments measured at fair value for the three month and nine month periods ended September 30, 2010 and 2009, in “revenue-other” on its condensed consolidated statement of operations as follows:

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2010	2009	2010	2009
Gross investment gains	$17,306	$20,489	$26,690	$41,419
Gross investment losses	$–	$–	$7,031	$5,371

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The table above includes gross unrealized investment gains and losses pertaining to “trading” securities as follows:

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2010	2009	2010	2009
Gross unrealized investment gains	$1,187	$2,297	$–	$3,021
Gross unrealized investment losses	$101	$–	$138	$17

In addition, within “accumulated other comprehensive income (loss), net of tax” (“AOCI”), the Company recorded gross pre-tax unrealized investment gains of $8,672 and $41,281 during the nine month periods ended September 30, 2010 and 2009, respectively, and gross pre-tax unrealized investment losses of $1,950 and $364 during the nine month periods ended September 30, 2010 and 2009, respectively, pertaining to debt securities held at LFB that are designated as “available-for-sale.” With respect to adjustments for items reclassified to earnings, the average cost basis is utilized for purposes of calculating realized investment gains and losses.

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

The following tables present the categorization of investments and certain other assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 into a three-level fair value hierarchy in accordance with fair value measurement disclosure requirements:

	As of September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt (excluding securities at amortized cost)	$101,121	$174,864	$–	$275,985
Equities	69,206	15,696	313	85,215
Other (excluding equity method investments):
Interest in LAM alternative asset management funds:
GP interests owned	–	50,859	–	50,859
GP interests consolidated but not owned	–	7,514	–	7,514
Private equity:
Investments owned	–	–	99,349	99,349
Investments consolidated but not owned	–	–	44,464	44,464
Derivatives	–	1,335	–	1,335

Total Assets	$170,327	$250,268	$144,126	$564,721

Liabilities:
Securities sold, not yet purchased	$2,868	$–	$–	$2,868
Derivatives	–	29,027	–	29,027

Total Liabilities	$2,868	$29,027	$–	$31,895

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

There were no transfers into and out of the Level 1, 2 and 3 categories in the fair value measurement hierarchy for the three month and nine month periods ended September 30, 2010.

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the three month and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30, 2010
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Net Purchases, Issuances and Settlements/ Acquisitions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$299	$18	$2	$(6)	$313
Private equity:
Investments owned	94,303	961	(103)	4,188	99,349
Investments consolidated but not owned	44,106	(362)	720	-	44,464

Total Level 3 Assets	$138,708	$617	$619	$4,182	$144,126

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

	Three Months Ended September 30, 2009
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Net Purchases, Issuances and Settlements/ Acquisitions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$297	$–	$3	$4	$304
Private equity:
Investments owned	93,530	1,773	3,344	1,509	100,156
Investments consolidated but not owned	–	1,976	33,416	–	35,392

Total Level 3 Assets	$93,827	$3,749	$36,763	$1,513	$135,852

	Nine Months Ended September 30, 2010
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Net Purchases, Issuances and Settlements/ Acquisitions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$305	$6	$8	$(6)	$313
Private equity:
Investments owned	100,171	1,715	(106)	(2,431)	99,349
Investments consolidated but not owned	35,743	3,637	5,084	–	44,464

Total Level 3 Assets	$136,219	$5,358	$4,986	$(2,437)	$144,126

	Nine Months Ended September 30, 2009
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Net Purchases, Issuances and Settlements/ Acquisitions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$2,453	$(5)	$(2,053)	$(91)	$304
Private equity:
Investments owned	83,931	1,665	11,957	2,603	100,156
Investments consolidated but not owned	–	1,976	33,416	–	35,392

Total Level 3 Assets	$86,384	$3,636	$43,320	$2,512	$135,852

There were no realized gains or losses included in income for the three month and nine month periods ended September 30, 2010 with respect to Level 3 assets. There were net realized gains of $595 and $616 included in income for the three month and nine month periods ended September 30, 2009, respectively, with respect to such Level 3 assets.

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

The table below presents the fair values of the Company’s derivative assets and liabilities reported within “other assets” and “other liabilities” on the accompanying condensed consolidated statements of financial condition as of September 30, 2010 and December 31, 2009:

	Designated as Hedging Instruments		Not Designated as Hedging Instruments		Total
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Derivative Assets:
Forward foreign currency exchange rate contracts	$-	$-	$1,260	$836	$1,260	$836
Interest rate swaps	-	-	63	80	63	80
Equity swaps and other	-	-	12	5	12	5

	$-	$-	$1,335	$921	$1,335	$921

Derivative Liabilities:
Forward foreign currency exchange rate contracts	$-	$-	$10,547	$2,213	$10,547	$2,213
Interest rate swaps	15,283	14,147	2	56	15,285	14,203
Equity swaps	-	-	3,195	967	3,195	967

	$15,283	$14,147	$13,744	$3,236	$29,027	$17,383

Gains (losses) with respect to derivatives not designated as hedging instruments on the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2010 and 2009 (predominantly reflected in “revenue-other”), by type of derivative, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Forward foreign currency exchange rate contracts	$(11,884)	$(699)	$467	$2,951
Interest rate swaps	2	82	36	564
Equity swaps and other	(6,900)	(7,847)	(2,850)	(11,110)

	$(18,782)	$(8,464)	$(2,347)	$(7,595)

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Derivatives designated as hedging instruments relate to interest rate swaps that hedge “available-for-sale” securities and are being accounted for as fair value hedges. For the three month and nine month periods ended September 30, 2010, the Company recognized net pre-tax losses pertaining to interest rate swaps of $332 and $4,088, respectively, and for the three month and nine month periods ended September 30, 2009, recognized net pre-tax losses pertaining to interest rate swaps of $1,597 and $1,787, respectively. These losses were substantially offset by amounts recognized on the hedged risk portion of such “available-for-sale” securities.

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

The aggregate non-contingent consideration relating to the equity interests of LAM held by present and former employees of LAM and its subsidiaries (the “Transaction Consideration”) consists of (i) cash payments made from the closing of the LAM Merger through January 2, 2009 of approximately $60,100, (ii) a cash payment on October 31, 2011 of approximately $90,300 and (iii) an issuance on October 31, 2011 of 2,201,457 shares of Lazard Ltd’s Class A common stock (plus additional shares of Class A common stock in an amount determined by reference to the cash dividends paid on Class A common stock since the closing of the LAM Merger), subject, in the case of clauses (ii) and (iii) and with respect to certain present employees of LAM and its subsidiaries, to delayed payment/issuance until the eighth anniversary of the closing of the LAM Merger if the applicable employee is no longer employed by Lazard or its affiliates on October 31, 2011, subject to certain exceptions. The merger agreement also generally provides that if there is a change in control of Lazard Ltd or a sale of LAM, any and all of the Transaction Consideration will be payable as of the date of such change in control. The related liabilities for the present value of the unpaid cash consideration have been recorded in the accompanying condensed consolidated statements of financial condition in “accrued compensation and benefits” and “other liabilities”, and amounted to $14,929 and $70,215, respectively, as of September 30, 2010 and $14,252 and $65,308, respectively, as of December 31, 2009.

In connection with the LAM Merger, Lazard Group recorded a related party payable to subsidiaries of Lazard Ltd of $64,305 at both September 30, 2010 and December 31, 2009 (see Note 17 of Notes to Condensed Consolidated Financial Statements). Such amount will become members’ equity as the related shares of Class A common stock are issued.

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

The Edgewater Acquisition was accounted for under the acquisition method of accounting, whereby the results of the acquired business are included in our consolidated financial results from July 15, 2009, the effective date of the acquisition. As a result of the acquisition, we recorded net tangible assets, identifiable intangible assets and goodwill of $53,635 (consisting primarily of Edgewater’s investments in their underlying funds and cash), $56,200 and $61,630, respectively, which include amounts for Edgewater’s noncontrolling interests held (whose economic interests approximate 50%) aggregating $109,841. Goodwill pertaining to this acquisition is deductible for income tax purposes. See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information relating to goodwill and other intangible assets. The operating results relating to Edgewater are included in the Company’s Asset Management segment.

In 2007, the Company acquired Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies, and Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”), an Australia-based financial advisory firm. These purchases were affected through an exchange of a combination of cash, Class A common stock, and by Lazard Ltd issuing shares of non-participating convertible Series A and Series B preferred stock, which are or were each convertible into Class A common stock. In connection with such acquisitions, as of September 30, 2010 and December 31, 2009, 346,398 and 662,015 shares of Class A common stock were issuable on a non-contingent basis, respectively. Additionally, at September 30, 2010 and December 31, 2009, 2,431 and 7,293 shares of Series A preferred stock, respectively, were convertible into Class A common shares on a non-contingent basis, with the number of Class A common shares dependent, in part, upon future prices of the Class A common stock. At both September 30, 2010 and December 31, 2009, 948,631 shares of Class A common stock were contingently issuable and, at both such dates, 19,590 shares of Series A preferred stock were contingently convertible into shares of Class A common stock, dependent upon the future performance of GAHL and CWC. The Class A common stock described above related to the GAHL and CWC acquisitions is issuable over multi-year periods.

In connection with Lazard Group’s acquisitions of GAHL and Edgewater’s management vehicles, as well as Lazard Ltd’s acquisition of CWC and subsequent contribution of CWC to Lazard Group, Lazard Group recorded related party payables of $19,016 and $39,820 at September 30, 2010 and December 31, 2009, respectively, to subsidiaries of Lazard Ltd (see Note 17 of Notes to the Condensed Consolidated Financial Statements). Such amounts will become members’ equity as the related shares of Class A common stock are issued.

9.    GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at September 30, 2010 and December 31, 2009 are presented below:

	September 30, 2010	December 31, 2009
Goodwill	$267,722	$261,703
Other intangible assets (net of accumulated amortization)	50,819	56,077

	$318,541	$317,780

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

At September 30, 2010 and December 31, 2009, goodwill of $206,092 and $200,073, respectively, was attributable to the Company’s Financial Advisory segment and, at each such date, $61,630 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the nine month periods ended September 30, 2010 and 2009 are as follows:

	Nine Months Ended September 30,
	2010	2009
Balance, January 1	$261,703	$170,277
Business acquisitions, including additional contingent consideration earned	-	62,693
Foreign currency translation adjustments	6,019	19,288

Balance, September 30	$267,722	$252,258

The gross cost and accumulated amortization of other intangible assets as of September 30, 2010 and December 31, 2009, by major intangible asset category, are as follows:

	September 30, 2010			December 31, 2009
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/performance fees	$30,740	$-	$30,740	$30,740	$-	$30,740
Management fees, customer relationships and non-compete agreements	32,477	12,398	20,079	32,477	7,140	25,337

	$63,217	$12,398	$50,819	$63,217	$7,140	$56,077

Amortization expense of intangible assets for the three month and nine month periods ended September 30, 2010 was $1,719 and $5,258, respectively, and for the three month and nine month periods ended September 30, 2009 was $2,032 and $2,720, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2010 (October 1 through December 31)	$1,730
2011	5,718
2012	6,302
2013	13,022
2014	10,083
Thereafter	13,964

Total amortization expense	$50,819

(a)	Approximately 47% of intangible asset amortization is attributable to a noncontrolling interest.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

10.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of September 30, 2010 and December 31, 2009:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of
				September 30, 2010	December 31, 2009
Lazard Group 7.125% Senior Notes (a)	$550,000	5/15/15	7.125%	$528,500	$538,500
Lazard Group 6.85% Senior Notes (b)	600,000	6/15/17	6.85%	548,350	548,350
Lazard Group Credit Facility	150,000	4/29/13	2.23%	-	-

Total				$1,076,850	$1,086,850

(a)	During the second quarter of 2010, the Company repurchased $10,000 principal amount of the 7.125% Senior Notes at a cost, excluding accrued interest, of $10,375 and, after the write-off of applicable unamortized debt issuance costs of $49, the Company recognized a pre-tax loss of $424.
(b)	During the first quarter of 2009, the Company repurchased $900 principal amount of the 6.85% Senior Notes at a cost, excluding accrued interest, of $635 and, after the write-off of unamortized debt issuance costs of $7, recognized a pre-tax gain of $258.

Subordinated Debt—Subordinated debt at September 30, 2010 and December 31, 2009 amounted to $150,000 at each date and represents a note which is convertible into a maximum of 2,631,570 shares of Class A common stock at an effective conversion price of $57 per share. The note matures on September 30, 2016 and has a fixed interest rate of 3.25% per annum. One-third in principal amount became convertible on and after each of July 1, 2008, July 1, 2009 and July 1, 2010, and no principal amount is convertible after June 30, 2011. As of September 30, 2010, there have been no conversions of the note.

On April 29, 2010, Lazard Group entered into a $150,000, three-year senior revolving credit facility with a group of lenders (the “Credit Facility”). The Credit Facility replaced the prior revolving credit facility, which was terminated as a condition to effectiveness of the Credit Facility. Interest rates under the Credit Facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of September 30, 2010, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 2.23%. The Credit Facility contains customary terms and conditions substantially similar to the prior revolving credit facility, including certain financial covenants. In addition, the Credit Facility, the indenture and supplemental indentures relating to Lazard Group’s senior notes as well as its subordinated convertible note contain certain covenants (none of which relate to financial condition), events of default and other customary provisions, including a customary make-whole provision in the event of early redemption where applicable. As of September 30, 2010, the Company was in compliance with all of these provisions. All of the Company’s senior and subordinated debt obligations are unsecured.

As of September 30, 2010, the Company had approximately $235,000 in unused lines of credit available to it, including the Credit Facility and approximately $40,000 and $23,000 of unused lines of credit available to LFB and Edgewater, respectively. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

The Company’s senior and subordinated debt are recorded at historical amounts. At September 30, 2010 and December 31, 2009, the fair value of the Company’s senior and subordinated debt was $1,294,732 and

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

$1,255,254, respectively, and exceeded the aggregate carrying value by $67,882 and $18,404, respectively. The fair value of the Company’s senior and subordinated debt was estimated using a discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements or based on market quotations where available.

11.    COMMITMENTS AND CONTINGENCIES

Leases—Lazard has various leases and other contractual commitments arising in the ordinary course of business. In the opinion of management, the fulfillment of such commitments, in accordance with their terms, will not have a material adverse effect on Lazard’s consolidated financial position, results of operations or cash flows.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At September 30, 2010, LFB had $6,807 of such indemnifications and held $5,337 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the consolidated statement of financial condition.

Private Equity Funding Commitments—At September 30, 2010, the principal unfunded commitments by the Company for capital contributions to private equity investment funds related to CP II, in an amount not to exceed $6,694 for potential “follow-on investments” and/or for CP II expenses through the earlier of (i) February 25, 2017 or (ii) the liquidation of the fund.

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominantly at variable interest rates. Outstanding commitments at September 30, 2010 were $9,693. Such commitments have varying expiration dates and are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level. These commitments may not represent future cash requirements as they may expire without being drawn upon.

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

At September 30, 2010 and 2009, Lazard Group common membership interests held by subsidiaries of Lazard Ltd amounted to 91.5% and 74.5%, respectively, and by LAZ-MD Holdings amounted to 8.5% and 25.5%, respectively. Pursuant to provisions of its Operating Agreement, Lazard Group distributions in respect of its common membership interests are allocated to the holders of such interests on a pro rata basis. Such distributions represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and the members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests. During the nine month periods ended September 30, 2010 and 2009, Lazard Group distributed $8,453 and $13,462, respectively, to LAZ-MD Holdings and $36,714 and $23,216, respectively, to the subsidiaries of Lazard Ltd, which latter amounts were used by Lazard Ltd to pay dividends to third-party stockholders of its Class A common stock. In addition, during the nine month period ended September 30, 2009, Lazard Group made tax distributions of $67,360, including $25,316 paid to LAZ-MD Holdings and $42,044 paid to subsidiaries of Lazard Ltd. During the nine month period ended September 30, 2010, Lazard Group made no such tax distributions.

Issuance of Class A Common Shares—During the first quarter of 2010, 3,000,000 shares of Class A common stock were newly issued by Lazard Ltd to Lazard Group in connection with the settlement of vested restricted stock unit grants (“RSUs”). Such shares were authorized as part of the 25,000,000 shares of Class A common stock that may be issued under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”). In addition, during the third quarter of 2010, the Company issued an aggregate of 888,605 shares of Class A common stock in connection with the GAHL and CWC acquisitions (see Note 8 of Notes to Condensed Consolidated Financial Statements).

Secondary Offerings—In March 2010, pursuant to a Prospectus Supplement dated March 16, 2010, certain selling shareholders of Lazard Ltd (which include current and former managing directors of Lazard and a former executive officer) and their permitted transferees, sold 7,869,311 shares of Class A common stock (including (i) 7,262 shares of Class A common stock previously received upon the exchange of a like number of LAZ-MD Holdings exchangeable interests, (ii) 6,180,639 shares of Class A common stock received upon a simultaneous exchange of a like number of LAZ-MD Holdings exchangeable interests (including 5,958,000 shares held by the Estate of Lazard’s former Chairman and Chief Executive Officer and related trusts (collectively, the “Estate”)) and (iii) 1,681,410 shares held by the Estate) at a price of $35.90 per share (collectively, the “March 2010 Secondary Offering”).

In August 2010, pursuant to a Prospectus Supplement dated August 3, 2010, certain selling shareholders of Lazard Ltd (which include current and former managing directors of Lazard) and their permitted transferees (the “August 2010 Selling Shareholders”) sold 7,397,837 shares of Class A common stock at a price of $30.32 per share (the “August 2010 Secondary Offering”, and together with the March 2010 Secondary Offering, the “2010 Secondary Offerings”). Separately, in connection with the August 2010 Secondary Offering, Lazard Group agreed to purchase from the August 2010 Selling Shareholders 2,500,000 shares of Class A common stock for an aggregate cost of $75,800 ($30.32 per share), with such purchase being part of the share repurchase program in effect during 2010. In the aggregate, the August 2010 Selling Shareholders sold a total of 9,897,837 shares of Class A common stock (including 7,194,144 shares of Class A common stock previously received upon the exchange of a like number of LAZ-MD Holdings exchangeable interests and 2,703,693 shares of Class A common stock received upon a simultaneous exchange of a like number of LAZ-MD Holdings exchangeable interests).

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

In June 2009, pursuant to a Prospectus Supplement dated June 2, 2009, certain selling shareholders of Lazard Ltd (which include current and former managing directors of Lazard (including certain of our executive officers)) and their permitted transferees (the “June 2009 Selling Shareholders”) sold 4,000,000 shares of Class A common stock at a price of $26.00 per share (the “June 2009 Secondary Offering”). Separately, in connection with the June 2009 Secondary Offering, Lazard Group agreed to purchase from the June 2009 Selling Shareholders 1,700,000 shares of Class A common stock for an aggregate cost of $44,200 ($26.00 per share), with such purchase being part of the share repurchase program in effect during 2009. In the aggregate, the June 2009 Selling Shareholders sold a total of 5,700,000 shares of Class A common stock (including 2,110,754 shares of Class A common stock previously received upon the exchange of a like number of LAZ-MD Holdings exchangeable interests and 3,589,246 shares of Class A common stock received upon a simultaneous exchange of a like number of LAZ-MD Holdings exchangeable interests).

In September 2009, pursuant to a Prospectus Supplement dated September 8, 2009, certain selling shareholders of Lazard Ltd (which include current and former managing directors of Lazard (including certain of our executive officers)) and their permitted transferees (the “September 2009 Selling Shareholders”) sold 5,215,921 shares of Class A common stock (including 2,411,001 shares of Class A common stock previously received upon the exchange of a like number of LAZ-MD Holdings exchangeable interests and 2,804,920 shares of Class A common stock received upon a simultaneous exchange of a like number of LAZ-MD Holdings exchangeable interests) at a price of $37.00 per share (the “September 2009 Secondary Offering”, and together with the June 2009 Secondary Offering, the “2009 Secondary Offerings”).

Lazard Ltd did not receive any net proceeds from the sales of Class A common stock from the 2010 Secondary Offerings or the 2009 Secondary Offerings.

Exchanges of Lazard Group Common Membership Interests—In addition to the simultaneous exchanges that occurred in connection with the secondary offerings discussed above, during the nine month periods ended September 30, 2010 and 2009, Lazard Ltd issued 11,665,618 and 7,512,974 shares of Class A common stock, respectively, in connection with the exchange of a like number of common membership interests of Lazard Group (received from members of LAZ-MD Holdings in exchange for a like number of LAZ-MD Holdings exchangeable interests).

Share Repurchase Program—On January 27, 2010, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, the repurchase of up to $200,000 in aggregate cost of its Class A common stock and Lazard Group common membership interests through December 31, 2011. The Company expects that the share repurchase program, with respect to the Class A common stock, will continue to be used primarily to offset a portion of the shares that have been or will be issued under the 2005 Plan and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”). The Company’s prior share repurchase program expired on December 31, 2009, with $62,542 of the initial $500,000 repurchase authorization unused. Pursuant to such authorizations, purchases have been made in the open market or through privately negotiated transactions, and since inception of the program in February 2006 through September 30, 2010, Lazard Group purchased an aggregate of 15,552,945 shares of Class A common stock at an average price of $32.54 per share, and an aggregate of 1,323,961 Lazard Group common membership interests at an average price of $32.29 per common membership interest. As a result of (i) Lazard Group’s delivery of shares of Class A common stock for the settlement of vested RSUs and deferred stock unit grants (“DSUs”) during the three year period ended December 31, 2009 and the nine month period ended September 30, 2010, (ii) the incentive plan share award of shares of restricted Class A common stock granted during the second quarter of 2010, and (iii) the issuance of shares of restricted Class A common stock in

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

exchange for RSUs during the third quarter of 2010, there were 5,865,580 and 5,850,775 shares of Class A common stock held by Lazard Group at September 30, 2010 and December 31, 2009, respectively. Such Class A common shares are reported, at cost, as a reduction of members’ equity within the condensed consolidated statements of financial condition.

As of September 30, 2010, $88,612 of the $200,000 share repurchase authorization remained available under the share repurchase program. In addition, under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs, shares of Class A common stock may be withheld by the Company to cover estimated income taxes. During the nine month period ended September 30, 2010, the Company withheld 1,602,999 shares to cover estimated taxes upon the vesting of 7,938,606 RSUs (see Note 13 of Notes to Condensed Consolidated Financial Statements).

Accumulated Other Comprehensive Income (Loss), Net of Tax—The components of AOCI at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
Currency translation adjustments	$31,769	$35,890
Interest rate hedge	(4,875)	(5,774)
Available-for-sale securities	(7,556)	(12,630)
Employee benefit plans	(81,664)	(76,079)

Total AOCI	(62,326)	(58,593)
Less amount attributable to noncontrolling interests	260	199

Total Lazard Group AOCI	$(62,586)	$(58,792)

Noncontrolling Interests—Noncontrolling interests principally represent interests in various LAM-related GP interests and Edgewater’s management vehicles that the Company is deemed to control but does not own.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The tables below summarize net income (loss) attributable to noncontrolling interests for the three month and nine month periods ended September 30, 2010 and 2009 and noncontrolling interests as of September 30, 2010 and December 31, 2009 in the Company’s condensed consolidated financial statements:

	Net Income (Loss) Attributable To Noncontrolling Interests
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
LAM GPs	$879	$1,184	$151	$372
Edgewater	(366)	845	3,511	845
Other	(403)	1	(713)	1

Total	$110	$2,030	$2,949	$1,218

	Noncontrolling Interests As Of
	September 30, 2010	December 31, 2009
LAM GPs	$7,514	$13,409
Edgewater	112,932	112,158
Other	1,337	1,993

Total	$121,783	$127,560

13.	INCENTIVE PLANS

Share-Based Incentive Compensation Awards

A description of Lazard Ltd’s 2005 Plan and 2008 Plan, and activity with respect thereto during the nine month periods ended September 30, 2010 and 2009, is presented below.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Compensation and benefits (including $24,860 in the nine month period ended September 30, 2010 relating to the amendment of the Company’s retirement policy(a))	$46,814	$63,392	$201,157	$191,951
Restructuring	-	-	46,880	24,239

Total	$46,814	$63,392	$248,037	$216,190

(a)	As described below, the Company amended its retirement policy during the first quarter of 2010 to modify the retirement eligibility vesting requirement with respect to RSU awards.

RSUs issued subsequent to December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the nine month periods ended September 30, 2010 and 2009, dividend participation rights required the issuance of 244,754 and 249,048 RSUs, respectively.

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

Non-executive members of the Board of Directors of Lazard Group (who are the same Non-Executive Directors of Lazard Ltd) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs which resulted in 31,588 and 36,627 DSUs granted during the nine month periods ended September 30, 2010 and 2009, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into Class A common stock at the time of cessation of service to the Board. The DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock, and resulted in nominal cash payments for the nine month periods ended September 30, 2010 and 2009. DSU awards are expensed at their fair value on their date of grant, which, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan, totaled $28 and $586 during the three month and nine month periods ended September 30, 2010, respectively, and $79 and $620 during the three month and nine month periods ended September 30, 2009, respectively.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the 2005 Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. During the nine month periods ended September 30, 2010 and 2009, 5,912 and 6,963 DSUs, respectively, had been granted pursuant such Plan.

The following is a summary of activity relating to RSUs and DSUs during the nine month periods ended September 30, 2010 and 2009:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2010	23,367,813	$37.01	103,146	$35.75
Granted (including 244,754 RSUs relating to dividend participation)	7,730,444	$35.66	37,500	$31.27
Forfeited	(726,948)	$36.21	–	–
Vested/Converted/Exchanged	(7,979,501)	$39.86	(20,435)	$35.38

Balance, September 30, 2010	22,391,808	$35.57	120,211	$34.42

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2009	22,141,468	$39.17	65,256	$40.32
Granted (including 249,048 RSUs relating to dividend participation)	7,504,232	$31.00	43,590	$28.45
Forfeited	(805,721)	$36.92	–	–
Vested	(1,446,827)	$38.81	–	–

Balance, September 30, 2009	27,393,152	$37.02	108,846	$35.57

In connection with the vested RSUs above, and after considering the withholding tax obligations pertaining thereto, 6,335,607 and 1,030,960 shares of Class A common stock held by Lazard Group were delivered during the nine month periods ended September 30, 2010 and 2009, respectively.

As of September 30, 2010, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $286,000, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.6 years subsequent to September 30, 2010. The ultimate amount of such expense is dependent upon the actual number of RSUs that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein.

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

During the third quarter of 2010, 40,895 shares of restricted Class A common stock were issued in exchange for 40,895 RSUs previously granted on February 11, 2010 at a grant date fair value of $36.10 per share. The vesting terms of such restricted Class A common stock issued are the same as that of the original award exchanged. There was no incremental compensation cost incurred as a result of the exchange.

At September 30, 2010, unrecognized restricted stock expense was approximately $2,500, with such unrecognized compensation expense to be recognized over a weighted average period of approximately 2.0 years.

Expense relating to such restricted stock awards is charged to “compensation and benefits” expense within the Company’s condensed consolidated statements of operations, and amounted to $483 and $643 for the three month and nine month periods ended September 30, 2010, respectively. The awards include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award.

14.	EMPLOYEE BENEFIT PLANS

The Company provides retirement and other post-retirement benefits to certain of its employees through defined contribution and defined benefit pension plans and other post-retirement plans. These plans generally provide benefits to participants based on average levels of compensation. Expense related to the Company’s employee benefit plans are included in “compensation and benefits” expense on the consolidated statements of operations. The Company uses December 31 as the measurement date for its employee benefit plans.

Employer Contributions to Pension Plans—In accordance with agreements reached with the Trustees of certain non-U.S. pension plans in 2005, the Company is obligated to make further contributions to such pension plans based upon the cumulative performance of the plans’ assets against specific benchmarks as measured on June 1, 2009 (the “measurement date”) and subsequently remeasured on June 1, 2010 (the “remeasurement date”). As of September 30, 2010, the remaining obligation related to the cumulative underperformance of the plans’ assets (the “underperformance obligation”) was approximately 3.7 million British pounds ($5,868 at September 30, 2010 exchange rates) which is payable in equal monthly installments through May 2013.

In addition, on June 30, 2009 the Company and Trustees concluded the December 31, 2007 triennial valuation of the non-U.S. pension plans discussed above, pursuant to which: (i) the Company agreed to contribute, in addition to amounts to cover administrative expenses under the plans, 2.3 million British pounds ($3,650 at September 30, 2010 exchange rates), during each year from 2011 to 2018 inclusive, subject to adjustment resulting from the December 31, 2010 triennial valuation, which the Company expects to have concluded prior to the contribution payment scheduled for 2011, and (ii) to secure the Company’s obligations thereunder, on July 15, 2009 the Company placed in escrow 12.5 million British pounds, with a final redemption date of December 31, 2018. This amount is subject to adjustment based on the results of the December 31, 2010 triennial valuation and subsequent triennial valuations. The escrow balance has been recorded in “cash deposited

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

with clearing organizations and other segregated cash” and “investments: debt-other” in the amounts of 6.25 million British pounds and 6.25 million British pounds, respectively, at each of September 30, 2010 and December 31, 2009 ($9,919 and $9,919 at September 30, 2010 exchange rates and $10,138 and $10,138 at December 31, 2009 exchange rates), respectively, on the accompanying condensed consolidated statements of financial condition. Income on the escrow balance accretes to the Company and is recorded in interest income.

During the nine month period ended September 30, 2010, the Company contributed approximately $2,900 primarily with respect to the underperformance obligation discussed above, and during such period there were no other contributions made to other pension plans.

The following table summarizes the components of total benefit cost (credit) for the three month and nine month periods ended September 30, 2010 and 2009:

	Pension Plans		Post-Retirement Medical Plans
	Three Months Ended September 30,
	2010	2009	2010	2009
Components of Net Periodic Benefit Cost (Credit):
Service cost	$160	$-	$20	$25
Interest cost	6,921	6,232	73	78
Expected return on plan assets	(7,372)	(6,922)	-	-
Amortization of:
Prior service cost (credit)	632	-	(332)	(345)
Net actuarial loss	203	227	-	-

Net periodic benefit cost (credit)	$544	$(463)	$(239)	$(242)

	Pension Plans		Post-Retirement Medical Plans
	Nine Months Ended September 30,
	2010	2009	2010	2009
Components of Net Periodic Benefit Cost (Credit):
Service cost	$420	$-	$60	$74
Interest cost	20,708	17,652	219	233
Expected return on plan assets	(21,801)	(19,622)	-	-
Amortization of:
Prior service cost (credit)	2,108	-	(1,023)	(1,036)
Net actuarial loss	602	663	-	-

Net periodic benefit cost (credit)	$2,037	$(1,307)	$(744)	$(729)

15.	RESTRUCTURING PLANS

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

The 2010 and 2009 Restructuring Charges primarily consisted of compensation-related expenses, including the acceleration of unrecognized expenses pertaining to RSUs previously granted to individuals who were terminated pursuant to the restructuring, severance and benefit payments and other costs. As of September 30, 2010, the remaining liability associated with the 2010 Restructuring Plan was $21,561 and, as of September 30, 2010 and December 31, 2009, the remaining liability associated with the 2009 Restructuring Plan was $5,579 and $11,500, respectively. During the nine month period ended September 30, 2010, other than cash payments of $18,667 and $5,921 for the 2010 Restructuring Plan and the 2009 Restructuring Plan, respectively, there were no adjustments to the amounts relating to the 2010 and 2009 Restructuring Plans. Liabilities relating to the 2010 and 2009 Restructuring Plans are reported within “accrued compensation and benefits” and “other liabilities” on the accompanying condensed consolidated statements of financial condition.

16.	INCOME TAXES

The Company recorded income tax provisions of $10,195 and $28,775 for the three month and nine month periods ended September 30, 2010, respectively, and $21,286 and $29,951 for the three month and nine month periods ended September 30, 2009, respectively, representing effective tax rates of 12.9%, 25.7%, 29.1% and 74.2%, respectively. Excluding (i) the income tax benefits for the nine month period ended September 30, 2010 of $5,680 related to the 2010 Restructuring Charge and $1,363 related to the charge incurred in connection with the amendment of Lazard’s retirement policy with respect to RSU awards, and (ii) the income tax benefit of $6,401 related to the 2009 Restructuring Charge, the Company had income tax provisions of $10,195 and $35,818 for the three month and nine month periods ended September 30, 2010, respectively, and $21,286 and $36,352 for the three month and nine month periods ended September 30, 2009, respectively, representing effective tax rates of 12.9%, 16.0%, 29.1% and 35.3%, respectively. The effective tax rates herein for the nine month period ended September 30, 2010 reflect a benefit from reductions in unrecognized tax benefits of $6,629 relating to settlements with taxing authorities and other adjustments pertaining to certain prior years.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

17.	RELATED PARTIES

Amounts receivable from, and payable to, related parties as of September 30, 2010 and December 31, 2009 are set forth below:

	September 30, 2010	December 31, 2009

Receivables
LFCM Holdings	$5,818	$14,212
Lazard Ltd Subsidiaries	75,827	31,684
Other	1,011	203

Total	$82,656	$46,099

Payables
LFCM Holdings	$564	$1,747
Lazard Ltd Subsidiaries	242,272	240,518
Other	-	19

Total	$242,836	$242,284

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

For the three month and nine month periods ended September 30, 2010, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $557 and $1,616, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $2,779 and $9,508, respectively. For the three month and nine month periods ended September 30, 2009, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $1,287 and $3,779, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $3,077 and $9,665, respectively. Amounts relating to the administrative services agreement are reported as reductions to operating expenses. Net referral fees for underwriting transactions under the business alliance agreement are reported in “revenue-other”. Net referral fees for private placement, M&A and restructuring transactions under the business alliance agreement are reported in advisory fee revenue.

Receivables from LFCM Holdings and its subsidiaries as of September 30, 2010 and December 31, 2009 primarily include $890 and $5,891, respectively, related to administrative and support services and reimbursement of expenses incurred on behalf of LFCM Holdings and $4,530 and $6,202, respectively, related to

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

referral fees for underwriting and private placement transactions. Payables to LFCM Holdings and its subsidiaries at December 31, 2009 relate primarily to referral fees for Financial Advisory transactions.

Lazard Ltd Subsidiaries

Lazard Group’s receivables from subsidiaries of Lazard Ltd at September 30, 2010 and December 31, 2009 include interest-bearing loans of $75,748 and $29,732, respectively, including accrued interest thereon. Interest income relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $534 and $2,186 for the three month and nine month periods ended September 30, 2010, respectively, and $1,023 and $3,880 for the three month and nine month periods ended September 30, 2009, respectively.

As of both September 30, 2010 and December 31, 2009, Lazard Group’s payables to subsidiaries of Lazard Ltd included $64,305 related to the LAM Merger (see Note 7 of Notes to Condensed Consolidated Financial Statements), as well as payables at September 30, 2010 and December 31, 2009 aggregating $19,016 and $39,820, respectively, in connection with Lazard Group’s acquisition of GAHL and Edgewater’s management vehicles, and with respect to Lazard Ltd’s acquisition of CWC and subsequent contribution of CWC to Lazard Group (see Note 8 of Notes to Condensed Consolidated Financial Statements). In addition, as of September 30, 2010 and December 31, 2009, Lazard Group’s payables to subsidiaries of Lazard Ltd include interest-bearing loans, plus accrued interest thereon, of $158,790 and $136,329, respectively. Interest expense relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $1,211 and $3,416 for the three month and nine month periods ended September 30,2010, respectively, and $1,428 and $4,915 for the three month and nine month periods ended September 30, 2009, respectively.

LAZ-MD Holdings

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the three month and nine month periods ended September 30, 2010, such charges amounted to $188 and $563, respectively. For the three month and nine month periods ended September 30, 2009, such charges amounted to $188 and $563, respectively.

18.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Exchange Act”). Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. At September 30, 2010, LFNY’s regulatory net capital was $130,748, which exceeded the minimum requirement by $123,348.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Services Authority. At September 30, 2010, the aggregate regulatory net capital of the U.K. Subsidiaries was $147,248, which exceeded the minimum requirement by $103,865.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

CFLF, through which non-corporate finance advisory activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel for its banking activities conducted through its subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), are subject to regulation and supervision by the Autorité des Marchés Financiers. At September 30, 2010, the consolidated regulatory net capital of CFLF was $199,284, which exceeded the minimum requirement set for regulatory capital levels by $99,414.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At September 30, 2010, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $91,255, which exceeded the minimum required capital by $68,349.

At September 30, 2010, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

Lazard Ltd is currently subject to supervision by the SEC as a Supervised Investment Bank Holding Company (“SIBHC”). As a SIBHC, Lazard Ltd is subject to group-wide supervision, which requires it to compute allowable capital and risk allowances on a consolidated basis. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, provides for the eventual elimination of the SEC’s SIBHC program. The Dodd-Frank Act also allows entities seeking consolidated supervision to elect to be regulated by the Federal Reserve. The Dodd-Frank Act could have other impacts on us, which we are currently in the process of examining, including the impact of the elimination of the SIBHC program.

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

The Company’s segment information for the three month and nine month periods ended September 30, 2010 and 2009 is prepared using the following methodology:

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

Management evaluates segment results based on net revenue and operating income and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
Financial Advisory	Net Revenue	$254,012	$259,221	$768,481	$674,222
	Operating Expenses	215,838	212,543	667,538	595,649

	Operating Income (a)	$38,174	$46,678	$100,943	$78,573

Asset Management	Net Revenue	$210,132	$160,744	$587,299	$393,810
	Operating Expenses	150,515	117,728	416,841	312,141

	Operating Income (a)	$59,617	$43,016	$170,458	$81,669

Corporate	Net Revenue	$(11,603)	$(8,559)	$(46,484)	$(32,724)
	Operating Expenses	7,270	7,965	112,857	87,141

	Operating Loss (a)	$(18,873)	$(16,524)	$(159,341)	$(119,865)

Total	Net Revenue	$452,541	$411,406	$1,309,296	$1,035,308
	Operating Expenses	373,623	338,236	1,197,236	994,931

	Operating Income (a)	$78,918	$73,170	$112,060	$40,377

	As of
	September 30, 2010	December 31, 2009
Total Assets:
Financial Advisory	$728,215	$706,785
Asset Management	768,029	702,775
Corporate	1,633,734	1,705,488

Total	$3,129,978	$3,115,048

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

(a)	Operating income (loss) for the nine month periods ended September 30, 2010 and 2009 was significantly impacted by certain special items related to the three month periods ended March 31, 2010 and 2009, respectively. Such impact, including the amounts attributable to each of the Company’s business segments, is described in the table below:

	Nine Months Ended September 30,
	2010	2009
Financial Advisory
Operating income, as reported above	$100,943	$78,573
Special item:
Acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards	19,571	-

Operating income, excluding impact of special item	$120,514	$78,573

Asset Management
Operating income, as reported above	$170,458	$81,669
Special item:
Acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards	2,902	-

Operating income, excluding impact of special item	$173,360	$81,669

Corporate
Operating loss, as reported above	$(159,341)	$(119,865)
Special items:
Restructuring expense	87,108	62,550
Acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards	2,387	-

Operating loss, excluding impact of special items	$(69,846)	$(57,315)

Consolidated
Operating income, as reported above	$112,060	$40,377
Special items:
Restructuring expense	87,108	62,550
Acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards	24,860	-

Operating income, excluding impact of special items	$224,028	$102,927

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Group’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”). All references to “2010”, “2009”, “third quarter”, “nine months”, or “the period” refer to, as the context requires, the three month and nine month periods ended September 30, 2010 and September 30, 2009.

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

The Company’s consolidated net revenue was derived from the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Financial Advisory	56%	63%	59%	65%
Asset Management	46	39	45	38
Corporate	(2)	(2)	(4)	(3)

Total	100%	100%	100%	100%

Business Environment

In the first nine months of 2010, economic and market conditions in general in the U.S. and globally have shown signs of a gradual, but uneven recovery, with the respective equity markets generally experiencing modest increases, albeit with significant volatility in the second and third quarters. Also contributing to the recovery in the first nine months of 2010 were healthier credit markets, improved corporate earnings and continued low interest rates. When compared to the first nine months of 2009, economic and market conditions have improved, which contributed to the improvement in our operating performance in both Financial Advisory and Asset Management during 2010.

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

Financial Advisory

Global and trans-atlantic completed and announced M&A transactions for the third quarter and the first nine months of 2010 increased versus the corresponding prior year periods, as shown in the following table, which sets forth industry statistics regarding the value of such transactions in the periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Incr/(Decr)	2010	2009	% Incr/(Decr)
	($ in billions)
Completed M&A Transactions:
Global	$420	$388	8%	$1,290	$1,190	8%
Trans-Atlantic	22	23	(4)%	92	84	10%

Announced M&A Transactions:
Global	607	436	39%	1,648	1,379	20%
Trans-Atlantic	74	58	28%	148	86	72%

Source:	Thomson Financial as of October 25, 2010.

We believe that in the current environment we are relatively well positioned as our clients refinance, restructure and position their asset portfolios for growth. While overall M&A industry statistics regarding the number and size of announced transactions increased in the first nine months of 2010 as compared to the 2009 period, we continue to remain cautious with respect to the overall economic environment and its impact on the M&A business. Generally, during periods of unfavorable market or economic conditions, the volume and value of M&A transactions may decrease, thereby reducing the demand for our advisory services and increasing competition among financial services companies seeking such engagements.

Global restructuring activity during the first nine months of 2010 decreased from record levels in 2009 due to the decelerating pace of corporate debt defaults, partially resulting from the strengthening of the high yield and leveraged loan markets. According to Moody’s Investors Service, Inc., in the first nine months of 2010, a total of 40 issuers defaulted as compared to 237 in the corresponding 2009 period. While we believe that the number and value of corporate defaults will continue to decline throughout the balance of 2010 and in 2011, we expect, due to our Restructuring assignments currently in progress, that our Restructuring business will remain active, albeit at a lower level, from advising companies during this period on matters relating to debt and financing restructuring and other on- and off-balance sheet assignments. Our Restructuring assignments are generally executed over a six- to twelve-month period.

Our Private Fund Advisory Group, which is part of our Financial Advisory segment and is conducted in the U.S. through Lazard Frères & Co. LLC, an SEC-registered broker-dealer and member of FINRA, acts as placement agent for investment funds, including investment funds that have historically received capital from certain public pension funds. In April 2009, governmental officials in New York announced a new policy banning the use of placement agents by funds seeking investment contributions from the New York State and New York City public pension funds. The use of placement agents has also been prohibited or otherwise restricted with respect to investments by public pension funds in Illinois, Ohio, California and New Mexico, and similar measures are being considered or have been implemented in other jurisdictions. On June 30, 2010, the SEC approved a rule that, among other things, will prohibit investment advisors from paying a third-party placement agent for soliciting investment advisory business from a U.S. governmental entity, unless the placement agent is (i) an SEC-registered investment advisor or (ii) an SEC-registered broker-dealer that is a member of FINRA and thus subject to FINRA’s forthcoming “pay-to-play” rule. We are continuing to evaluate the potential impact of state, local and other restrictions on our Private Fund Advisory Group.

Asset Management

As shown in the table below, major global market indices at September 30, 2010 increased in most markets as compared to such indices at June 30, 2010, December 31, 2009, and September 30, 2009.

	Percentage Change September 30, 2010 vs.
	June 30, 2010	December 31, 2009	September 30, 2009
MSCI World Index	13%	1%	5%
CAC 40	8%	(6)%	(2)%
DAX	4%	5%	10%
FTSE 100	13%	3%	8%
TOPIX 100	-%	(10)%	(8)%
MSCI Emerging Market	17%	9%	18%
Dow Jones Industrial Average	10%	4%	11%
NASDAQ	12%	4%	12%
S&P 500	11%	2%	8%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM. Accordingly, since market movements and foreign currency volatility impact the level of our AUM, such items will impact the level of revenues we receive from our Asset Management business. A substantial portion of our AUM is invested in equities, and market movements reflected in the changes in Lazard’s AUM during the period generally corresponded to the changes in global market indices. Our AUM at September 30, 2010 increased 11% versus AUM at December 31, 2009, with average AUM for the third quarter and first nine months of 2010 increasing 22% and 36%, respectively, as compared to our average AUM for the corresponding periods of 2009, reflecting significant market appreciation as well as net inflows over the twelve month period ended September 30, 2010. Such increased AUM contributed to significantly higher management fee revenues in the 2010 periods.

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

Corporate segment net revenue consists primarily of net interest income, including amounts earned at LFB, and investment gains and losses on the Company’s investment portfolio of LAM-managed equity funds and principal investments in equities, debt securities at LFB and alternative investment funds. Interest expense is also included in Corporate net revenue. Corporate net revenue can fluctuate due to changes in the fair value of investments classified as “trading”, and with respect to “available-for-sale”, when realized, or when a decline is determined to be other than temporary with respect to “available-for-sale” and “held-to-maturity” investments, as well as due to changes in interest and currency exchange rates and in the levels of cash, investments and indebtedness.

Although Corporate segment net revenue during the first nine months of 2010 represented (4)% of Lazard’s net revenue, total assets in Corporate represented 52% of Lazard’s consolidated total assets as of September 30, 2010, which is attributable to assets associated with LFB, investments in government bonds, LAM-managed funds, other securities and cash.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for employees and managing directors. Our compensation and benefits expense includes amortization of the relevant portion of our share-based incentive compensation under the Lazard Ltd 2005 Equity Incentive Plan (“2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”), with such amortization generally determined on a straight-line basis over the vesting periods and not on the basis of revenue recognition. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our operating and financial performance, staffing levels and competitive pay conditions, the nature of revenues earned, as well as the mix between current and deferred compensation. Our compensation expense-to-operating revenue ratio for the nine month periods of 2010 and 2009 was 59.9% and 62.7%, respectively (with such ratio in the nine month period of 2010 excluding the compensation charge of approximately $25 million in connection with the accelerated vesting of restricted stock unit awards (“RSUs”) related to the Company’s change in retirement policy), and was 59.6% and 58.0% for the third quarters of 2010 and 2009, respectively. See Note 13 of Notes to Condensed Consolidated Financial Statements for additional information regarding the Company’s incentive plans.

Lazard’s operating expenses also include “non-compensation expense” (which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services, and other expenses), amortization of intangible assets related to acquisitions and, in the nine month periods of 2010 and 2009, restructuring expense. Amortization of intangible assets related to acquisitions relates primarily to the July 2009 acquisition of Edgewater. Restructuring expense relates to certain staff reductions and realignment of personnel in the first quarters of 2010 and 2009, and includes severance and related benefits expense, the acceleration of unrecognized expense pertaining to RSUs previously granted to individuals who were terminated and certain other costs related to these initiatives.

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

Noncontrolling Interests

Noncontrolling interests primarily relate to the charge (credit) attributable to Edgewater and various LAM-related general partnership interests (“GPs”) held directly by certain of our LAM managing directors. See Note 12 of Notes to Condensed Consolidated Financial Statements for information regarding the Company’s noncontrolling interests.

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

During the first quarters of 2010 and 2009 the Company reported certain charges (the “2010 special items” and the “2009 special item,” respectively, and collectively, the “2010 and 2009 special items”) that adversely impacted operating results for the nine month periods. The impact of such special items on the Company’s condensed consolidated statements of operations for the 2010 and 2009 nine month periods is described in more detail in the table below.

	Nine Months Ended September 30,
	2010			2009
	Restructuring (a)	RSU Retirement Amendment (b)	Total	Restructuring (a)
	($ in thousands)
Compensation		$24,860	$24,860
Restructuring	$87,108		87,108	$62,550

Operating Income (Loss)	(87,108)	(24,860)	(111,968)	(62,550)
Income Tax Benefit	5,680	1,363	7,043	6,401

Net Income (Loss) Attributable to Lazard Group	$(81,428)	$(23,497)	$(104,925)	$(56,149)

(a)	Restructuring plans announced in the first quarters of 2010 and 2009, respectively.
(b)	Additional amortization expense in connection with the accelerated vesting of RSUs related to the amendment of the Company’s retirement policy.

A discussion of the Company’s consolidated results of operations for the 2010 and 2009 periods is set forth below, followed by a more detailed discussion of business segment results. For comparability purposes in the discussion that follows, the results for the nine month periods in 2010 and 2009 are shown in tables below, as applicable, on both an “as reported” U.S. GAAP and “excluding special items” non-U.S. GAAP basis.

	Three Months Ended September 30,
	2010	2009
	($ in thousands)

Net Revenue	$452,541	$411,406

Operating Expenses:
Compensation and benefits	282,525	250,912
Non-compensation expense	89,379	85,292
Amortization of intangible assets related to acquisitions	1,719	2,032

Total operating expenses	373,623	338,236

Operating Income	78,918	73,170
Provision for income taxes	10,195	21,286

Net Income	68,723	51,884
Less – Net Income Attributable to Noncontrolling Interests	110	2,030

Net Income Attributable to Lazard Group	$68,613	$49,854

Operating Income, As A % Of Net Revenue	17%	18%

	Nine Months Ended September 30,
	2010			2009
	U.S. GAAP As Reported	Impact of Special Items (a)	Non-U.S. GAAP Excluding Special Items (b)	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)
	($ in thousands)

Net Revenue	$1,309,296		$1,309,296	$1,035,308		$1,035,308

Operating Expenses:
Compensation and benefits	845,918	$24,860	821,058	693,718		693,718
Non-compensation expense	258,952		258,952	235,943		235,943
Amortization of intangible assets related to acquisitions	5,258		5,258	2,720		2,720
Restructuring	87,108	87,108	—	62,550	$62,550	—

Total operating expenses	1,197,236		1,085,268	994,931		932,381

Operating Income	112,060		224,028	40,377		102,927
Provision (benefit) for income taxes	28,775	(7,043)	35,818	29,951	(6,401)	36,352

Net Income	83,285		188,210	10,426		66,575
Less – Net Income Attributable to Noncontrolling Interests	2,949		2,949	1,218		1,218

Net Income Attributable to Lazard Group	$80,336		$185,261	$9,208		$65,357

Operating Income, As A % Of Net Revenue	9%		17%	4%		10%

(a)	Represents charges related to the previously described special items. See Notes 13, 15 and 19 of Notes to Condensed Consolidated Financial Statements.
(b)	A non-U.S. GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.

The table below describes the components of operating revenue, a non-U.S. GAAP measure used by the Company to manage total compensation and benefits expense to managing directors and employees. Management believes operating revenue provides the most meaningful basis for comparison between present, historical and future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in thousands)
Operating revenue
Total revenue	$477,826	$439,298	$1,386,448	$1,120,672
Add (deduct):
LFB interest expense (a)	(2,145)	(3,075)	(6,691)	(10,721)
Revenue related to noncontrolling interests (b)	(2,000)	(3,716)	(9,137)	(2,903)

Operating revenue	$473,681	$432,507	$1,370,620	$1,107,048

(a)	The interest expense incurred by LFB is deducted from total revenue because LFB is a commercial bank and we consider its interest expense to be a cost directly related to the conduct of its business.

(b)	Revenue related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount. Further, such revenue is offset by a charge or credit to noncontrolling interests.

Certain key ratios, statistics and headcount information for the 2010 and 2009 periods are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
As a % of Net Revenue, By Revenue Category:
Investment banking and other advisory fees	54%	61%	58%	63%
Money management fees	45	36	43	36
Interest income	1	2	1	2
Other	5	7	4	7
Interest expense	(5)	(6)	(6)	(8)

Net Revenue	100%	100%	100%	100%

	As of September 30,
	2010	2009
Headcount:
Managing Directors:
Financial Advisory	130	146
Asset Management	64	53
Corporate	9	7
Other Employees:
Business segment professionals	1,002	993
All other professionals and support staff	1,112	1,085

Total	2,317	2,284

Operating Results

The Company’s quarterly revenue and profits can fluctuate materially depending on the number, size and timing of completed transactions on which it advised, as well as seasonality and other factors. Accordingly, the revenue and profits in any particular quarter may not be indicative of future results. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods. As reflected in the table of consolidated results of operations above, charges related to the 2010 and 2009 special items had a significant impact on the Company’s reported operating results for the nine month periods in the respective years. Lazard management believes that comparisons between periods are most meaningful after excluding the impact of such items.

Three Months Ended September 30, 2010 versus September 30, 2009

The Company reported net income attributable to Lazard Group of $69 million, as compared to net income of $50 million in the 2009 period. The changes in the Company’s operating results during the periods are described below.

Net revenue and operating revenue each increased $41 million, or 10%, as compared to the 2009 period. Fees from investment banking and other advisory activities declined $7 million, or 3%, principally due to lower Restructuring fees, reflecting the decelerating pace of corporate debt defaults in the 2010 period. Principally offsetting such decline were increases in fees from M&A and Strategic Advisory and Capital Markets and Other Advisory, largely from our Private Fund Advisory Group business, with the latter due to an increase in the value and number of fund closings. Money management fees, including incentive fees, increased $54 million, or 36%, due to a $24 billion, or 22%, increase in average AUM for the 2010 period, primarily as the result of market appreciation and net inflows during the last twelve months, as well as a favorable change in the mix of AUM into higher margin global equity products. Interest income decreased $4 million, or 38%. Other revenue decreased $4 million, or 15%, principally due to a decrease in underwriting fees as a result of a decline in equity capital markets transactions, and a $2 million net reduction in investment income. Interest expense decreased $3 million, or 9%.

Compensation and benefits expense for the 2010 period increased $32 million, or 13%, principally reflecting an increase in the provision for discretionary compensation and profit pools relating to the increase in operating revenue, partially offset by a decline in the amortization of share-based and deferred cash incentive compensation awards. Compensation and benefits expense was 59.6% and 58.0% of operating revenue for the 2010 and 2009 periods, respectively.

Non-compensation expense increased $4 million, or 5%. Factors contributing to the increase were increased spending on travel and other business development activities, and increased fund administration expenses related to the increased level of business activity and AUM. The ratio of non-compensation expense to operating revenue was 18.9% as compared to 19.7% in the 2009 period.

Amortization of intangible assets was unchanged from the 2009 period.

Operating income for the 2010 period was $79 million, as compared to operating income of $73 million in the prior year period and, as a percentage of net revenue, was 17% and 18% in the 2010 and 2009 periods, respectively.

The provision for income taxes was $10 million, a decrease of $11 million, as compared to $21 million in the 2009 period.

Net income attributable to noncontrolling interests decreased $2 million, as compared to the 2009 period.

Nine Months Ended September 30, 2010 versus September 30, 2009

The Company reported net income attributable to Lazard Group of $80 million, as compared to net income of $9 million in the 2009 period. The Company’s results in both periods were adversely affected by the 2010 and the 2009 special items, which served to decrease the net income attributable to Lazard Group in the 2010 and 2009 periods by $105 million and $56 million, respectively. Excluding the after-tax impact of the 2010 and 2009 special items in each year, net income attributable to Lazard Group in the 2010 period was $185 million, an increase of $120 million as compared to the 2009 period. The changes in the Company’s operating results during the period are described below.

Net revenue increased $274 million, or 26%, as compared to the 2009 period, with operating revenue increasing $264 million, or 24%. Fees from investment banking and other advisory activities increased $109 million, or 17%, including increases of $98 million, or 28%, in M&A and Strategic Advisory fees, as well as higher Capital Markets and Other Advisory fees, principally from our Private Fund Advisory Group business, with the latter due to an increase in the value and number of fund closings, partially offset by a $27 million, or 10%, decline in Restructuring fees reflecting a sequential quarterly reduction in restructuring activity as the economy improves and the number of corporate debt defaults decelerates. Money management fees, including incentive fees, increased $192 million, or 52%, due to a $35 billion, or 36%, increase in average AUM for the 2010 period, primarily as the result of market appreciation and net inflows during the last twelve months, a favorable change in the mix of AUM into higher margin global equity products, as well as higher incentive fees earned in the 2010 period. Interest income decreased $8 million, or 29%, due primarily to the lower interest rate environment. Other revenue decreased $28 million, or 37%, primarily due to a $14 million, or 70%, decline in underwriting fees as a result of a lower level of equity capital markets transactions, an $8 million net reduction in investment income, and foreign exchange losses as compared to gains in the 2009 period. Interest expense decreased $8 million, or 10%, due to the lower interest rate environment and reduced levels of LFB’s customer deposits.

Compensation and benefits expense for the 2010 period, including the 2010 special item of $25 million, increased $152 million, or 22%. When excluding the 2010 special item, compensation and benefits expense increased $127 million, or 18%, which includes an increase in the provision for discretionary compensation and profit pools relating to the increase in operating revenue and a reduction in the amortization of share-based and deferred cash incentive compensation. Compensation and benefits expense, excluding the 2010 special item, was 59.9% and 62.7% of operating revenue for the 2010 and 2009 periods, respectively. The reduction in the compensation ratio for the first nine months of 2010 is due primarily to execution of our previously announced goal to grow annual compensation expense at a slower rate than operating revenue.

Non-compensation expense increased $23 million, or 10%. Factors contributing to this increase include higher spending on travel and other business development activities, technology and fund administration expenses related to a higher level of business activity and AUM. The ratio of non-compensation expense to operating revenue was 18.9% as compared to 21.3% of operating revenue for the 2009 period.

Amortization of intangible assets increased $3 million principally due to the Edgewater acquisition in July 2009.

In the first quarters of 2010 and 2009, the Company announced plans to reduce certain staff and realign personnel. As a result, the 2010 and 2009 special items include restructuring charges of $87 million and $63 million, respectively, in connection with severance and benefit payments, the acceleration of unrecognized expense pertaining to share-based incentive compensation previously granted to individuals who were terminated and certain other costs related to the restructuring initiatives.

Operating income for the 2010 period was $112 million, as compared to operating income of $40 million in the prior year period (with such amounts including the impact of the 2010 and 2009 special items) and, as a percentage of net revenue, was 9% as compared to 4% in the 2009 period. Excluding the impact of the 2010 and 2009 special items in each period, operating income was $224 million, an increase of $121 million, as compared to operating income of $103 million in 2009, and, as a percentage of net revenue, was 17%, as compared to 10%, respectively.

The provision for income taxes was $29 million as compared to $30 million in the 2009 period. When excluding the tax benefits of $7 million and $6 million relating to the 2010 and 2009 special items, respectively, the income tax provision was $36 million in both the 2010 and 2009 periods, representing effective tax rates of 16.0% and 35.3% in the 2010 and 2009 periods, respectively. The reduction in the effective tax rate in the 2010 period is principally due to a change in the geographic mix of operating income between the respective periods.

Net income attributable to noncontrolling interests increased $2 million, as compared to the 2009 period.

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

Financial Advisory

The following table summarizes the operating results of the Financial Advisory segment:

	Three Months Ended September 30,
	2010	2009
	($ in thousands)
M&A and Strategic Advisory	$160,662	$124,691
Restructuring	66,000	119,101
Capital Markets and Other Advisory	27,350	15,429

Net Revenue	254,012	259,221
Operating Expenses	215,838	212,543

Operating Income	$38,174	$46,678

Operating Income, As A Percentage Of Net Revenue	15%	18%

	Nine Months Ended September 30,
	2010			2009
	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)	U.S. GAAP As Reported
	($ in thousands)
M&A and Strategic Advisory	$454,073		$454,073	$356,020
Restructuring	246,066		246,066	273,261
Capital Markets and Other Advisory	68,342		68,342	44,941

Net Revenue	768,481		768,481	674,222
Operating Expenses (c)	667,538	$19,571	647,967	595,649

Operating Income	$100,943		$120,514	$78,573

Operating Income, As A Percentage Of Net Revenue	13%		16%	12%

	As of September 30,
	2010	2009
Headcount (d):
Managing Directors	130	146
Other Employees:
Business segment professionals	679	686
All other professionals and support staff	208	215

Total	1,017	1,047

(a)	Represents the portion of the 2010 special item attributable to the Financial Advisory segment (see Note 19 of Notes to Condensed Consolidated Financial Statements).
(b)	A non-U.S. GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.
(c)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(d)	Excludes headcount related to indirect support functions, with such headcount being included in the Corporate segment.

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

	Nine Months Ended September 30,
	2010	2009
Lazard Statistics:
Number of Clients:
Total	475	478
With Fees Greater than $1 million	177	188
Percentage of Total Financial Advisory Revenue from Top 10 Clients	22%	19%
Number of M&A Transactions Completed Greater than $1 billion (a)	18	28

(a)	Source: Thomson Financial as of October 25, 2010.

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms and is based on the Lazard offices that generate Financial Advisory net revenue, which are located in the U.S., Europe (principally in the U.K., France, Italy, Spain and Germany) and the rest of the world (principally in Australia). However, such distribution is not reflective of the geography in which the clients are located.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
United States	62%	47%	56%	51%
Europe	29	45	39	43
Rest of World	9	8	5	6

Total	100%	100%	100%	100%

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

Financial Advisory Results of Operations

Financial Advisory’s quarterly revenue and profits can fluctuate materially depending on the number, size and timing of completed transactions on which it advised, as well as seasonality and other factors. Accordingly, the revenue and profits in any particular quarter or period may not be indicative of future results. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and further periods. As reflected in the table of operating results of the Financial Advisory segment above, the portion of the 2010 special item attributable to the Financial Advisory segment had a significant impact on the segment’s reported operating results for the nine month period ended September 30, 2010. Lazard management believes that comparisons between periods are most meaningful after excluding the impact of such item.

Three Months Ended September 30, 2010 versus September 30, 2009

Financial Advisory net revenue decreased $5 million, or 2%, as compared to the 2009 period, with increases in M&A and Strategic Advisory revenue of $36 million, or 29% and Capital Markets and Other Advisory net revenue of $12 million, or 77%, being offset by decreases in Restructuring revenue of $53 million, or 45%.

The increase in M&A and Strategic Advisory revenue was principally due to an increase in completed assignments in which we were engaged and higher average fees per M&A and Strategic Advisory assignment. Our major clients, which in the aggregate represented a significant portion of our M&A and Strategic Advisory revenue for the third quarter of 2010 included Coca-Cola Enterprises, Continental Airlines, Creative Artists Agency, DeCrane Aerospace, Deutsche Bahn, Healthscope, Honeywell, Micrus Endovascular, Newcrest Mining and Silpada Designs.

Restructuring revenue is derived from various activities, including bankruptcy assignments, global debt and financing restructurings, distressed asset sales and advice on complex on- and off-balance sheet assignments, such as retiree health care obligations. The decrease in Restructuring revenue was principally driven by declines in both retainer and completion fees. The decline in retainer fees is related to a lower number of active deals versus that in the 2009 period, consistent with the decelerating pace of corporate debt defaults previously described. Notable assignments completed in the third quarter of 2010 included BNP Paribas, BTA Bank JSC, LNR Property, The Trump Group and U.S. Concrete. Several of these assignments that were completed in the third quarter of 2010 began in the fourth quarter of 2009.

The increase in Capital Markets and Other Advisory net revenue principally reflected increased revenue in our Private Fund Advisory Group resulting from an increase in the number and value of fund closings, partially offset by decreases in underwriting fees from public offerings.

Operating expenses increased $3 million, or 2%, as compared to the 2009 period, principally due to higher business development expenses.

Financial Advisory operating income was $38 million, a decrease of $9 million, as compared to the 2009 period, and represented 15% of segment net revenues in the 2010 period as compared to 18% in the 2009 period.

Nine Months Ended September 30, 2010 versus September 30, 2009

Financial Advisory net revenue increased approximately $94 million, or 14%, as compared to the 2009 period, reflecting increases in M&A and Strategic Advisory revenue of $98 million, or 28% and Capital Markets and Other Advisory net revenue of $23 million, or 52%, partially offset by declines in Restructuring revenue of $27 million, or 10%.

The increase in M&A and Strategic Advisory revenue was principally due to higher average fees per M&A and Strategic Advisory assignment.

The decrease in Restructuring revenue was principally driven by a decline in retainer fees earned, which was partially offset by an increase in completion fees. While the number of completed restructurings increased as compared to the 2009 period, the average fee per completed transaction declined. The decrease in retainer fees was due to a decline in the number of active assignments in the 2010 period as compared to the 2009 period.

The increase in Capital Markets and Other Advisory net revenue principally reflected increased revenue in our Private Fund Advisory Group, resulting from an increase in the number and value of fund closings, and was partially offset by decreases in underwriting fees from public offerings.

Operating expenses increased $72 million, or 12%, as compared to the 2009 period. Excluding the impact of the portion of the 2010 special item attributable to the Financial Advisory segment, operating expenses increased $52 million, or 9%. Contributing to the increase was a higher provision for discretionary compensation related to the increase in operating revenue, partially offset by a decline in the amortization of share-based and deferred cash incentive compensation awards, and higher costs related to travel and other business development expenses and technology expenses.

Financial Advisory operating income was $101 million, an increase of $22 million, as compared to the 2009 period, and represented 13% of segment net revenues in the 2010 period. Excluding the impact of the portion of the 2010 special item attributable to the Financial Advisory segment, operating income in the 2010 period increased $42 million, and represented 16% of segment net revenues, as compared to 12% in the 2009 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	September 30, 2010	December 31, 2009
	($ in millions)
AUM:
International Equities	$30,831	$32,268
Global Equities	71,283	58,332
U.S. Equities	18,424	16,003

Total Equities	120,538	106,603

European and International Fixed Income	12,467	13,763
Global Fixed Income	1,840	1,794
U.S. Fixed Income	3,178	2,499

Total Fixed Income	17,485	18,056

Alternative Investments	4,603	3,936
Private Equity	864	839
Cash Management	83	109

Total AUM	$143,573	$129,543

Average AUM for the 2010 and 2009 periods is set forth below. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in millions)
Average AUM	$133,528	$109,102	$132,893	$97,599

Total AUM at September 30, 2010 increased $14 billion, or 11%, as compared to that at December 31, 2009. Average AUM for the three month and nine month periods in 2010 was 22% and 36% higher, respectively, than the average AUM for the corresponding 2009 periods, principally the result of market appreciation (which was generally consistent with the industry as a whole) and net inflows occurring over the last twelve month period. International, Global and U.S. equities represented 21%, 50% and 13% of total AUM at September 30, 2010, respectively, versus 25%, 45% and 12% of total AUM at December 31, 2009, respectively.

As of September 30, 2010 and December 31, 2009, approximately 90% and 89% of our AUM, respectively, was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors and, as of such dates, 10% and 11% of our AUM, respectively, was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

As of September 30, 2010, AUM denominated in foreign currencies represented approximately 41% of our total AUM, as compared to 45% at December 31, 2009. Foreign denominated AUM declines in value with the strengthening of the U.S. dollar and increases in value as the U.S. dollar weakens.

The following is a summary of changes in AUM for the 2010 and 2009 periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in millions)
AUM - Beginning of Period	$123,483	$98,020	$129,543	$91,109
Net Flows(a)	1,142	7,743	6,173	5,650
Acquisitions/(Dispositions)(b)	-	(831)	-	(831)
Market and Foreign Exchange Appreciation	18,948	15,253	7,857	24,257

AUM - End of Period	$143,573	$120,185	$143,573	$120,185

(a)	Includes inflows of $5,627 and $11,110 and outflows of $4,485 and $3,367 for the three month periods in 2010 and 2009, respectively, and inflows of $21,917 and $20,393 and outflows of $15,744 and $14,743 for the nine month periods in 2010 and 2009, respectively.
(b)	Includes AUM and unfunded fee-earning commitments related to the acquisition of Edgewater’s management vehicles, offset by the disposition of private equity AUM related to the sale of FPG.

Inflows in the first nine months of 2010 were principally in Global Equities due to increased investments in existing accounts, as well as new accounts gained. Outflows in the period occurred primarily in Global and International Equity and Fixed Income products.

As of October 22, 2010, AUM was $148.5 billion, a $4.9 billion increase since September 30, 2010. The change in AUM was due to market/foreign exchange appreciation of $3.8 billion and net inflows of $1.1 billion. Market appreciation was approximately 3% of AUM since September 30, 2010, which was generally consistent with the increase in global market indices during that period.

The following table summarizes the operating results of the Asset Management segment.

	Three Months Ended September 30,
	2010	2009
	($ in thousands)
Revenue:
Management Fees	$183,974	$133,377
Incentive Fees	15,469	15,202
Other Income	10,689	12,165

Net Revenue	210,132	160,744
Operating Expenses (c)	150,515	117,728

Operating Income	$59,617	$43,016

Operating Income, As A Percentage of Net Revenue	28%	27%

	Nine Months Ended September 30,
	2010			2009
	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)	U.S. GAAP As Reported
	($ in thousands)
Revenue:
Management Fees	$512,757		$512,757	$334,000
Incentive Fees	41,891		41,891	33,807
Other Income	32,651		32,651	26,003

Net Revenue	587,299		587,299	393,810
Operating Expenses (c)	416,841	$2,902	413,939	312,141

Operating Income	$170,458		$173,360	$81,669

Operating Income, As A Percentage of Net Revenue	29%		30%	21%

	As of September 30,
	2010	2009
Headcount(d):
Managing Directors	64	53
Other Employees:
Business segment professionals	313	297
All other professionals and support staff functions	289	265

Total	666	615

(a)	Represents the portion of the 2010 special item attributable to the Asset Management segment (see Note 19 of Notes to Condensed Consolidated Financial Statements).
(b)	A non-U.S. GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.
(c)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(d)	Excludes headcount related to indirect support functions, with such headcount being included in the Corporate segment.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms and is based on the revenue related to the location of the respective Lazard office’s AUM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
United States	59%	54%	57%	51%
Europe	30	35	32	38
Rest of World	11	11	11	11

Total	100%	100%	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods. As reflected in the table of operating results of the Asset Management segment above, the portion of the 2010 special item attributable to the Asset Management segment had a significant impact on the segment’s reported operating results for the nine month period ended September 30, 2010. Lazard management believes that comparisons between periods are most meaningful after excluding the impact of such item.

Three Months Ended September 30, 2010 versus September 30, 2009

Asset Management net revenue increased $49 million, or 31%, as compared to the 2009 period. Management fees increased $51 million, or 38%, as compared to 2009, driven by a 22% increase in average AUM. This increase was due largely to the increase in equity market indices, a favorable change in the mix of AUM into higher margin global equity products and net inflows. Other revenue decreased $1 million as compared to the 2009 period.

Operating expenses increased $33 million, or 28%, as compared to the 2009 period, principally due to a higher provision for discretionary compensation and profit pools related to the increase in operating revenue, as well as higher fees for outsourced services related to higher AUM and increased travel expenses.

Asset Management operating income was $60 million, an increase of $17 million, as compared to $43 million in the 2009 period, and represented 28% of segment net revenue, as compared to 27% in the 2009 period.

Nine Months Ended September 30, 2010 versus September 30, 2009

Asset Management net revenue increased $193 million, or 49%, as compared to the 2009 period. Management fees increased $179 million, or 54%, as compared to 2009, driven by a 36% increase in average AUM. This increase was due largely to the increase in equity market indices, a favorable change in the mix of AUM into higher margin global equity products and net inflows. Incentive fees, primarily relating to traditional long-only investment strategies, increased $8 million, or 24%, as compared to the 2009 period. Other revenue increased $7 million as compared to the 2009 period, principally due to increased investment and commission income.

Operating expenses increased $105 million, or 34%, as compared to the 2009 period. When excluding the 2010 special item, operating expenses increased $102 million, or 33%, principally due to a higher provision for discretionary compensation and profit pools related to the increase in operating revenue, as well as higher fees for outsourced services related to higher AUM and an increase in the amortization of intangible assets relating to the Edgewater acquisition.

Asset Management operating income was $170 million, an increase of $89 million, as compared to $82 million in the 2009 period, and represented 29% of segment net revenue. When excluding the impact of the 2010 special item, operating income increased $92 million, and represented 30% of segment net revenue as compared to 21% for the 2009 period.

Corporate

The following table summarizes the results of the Corporate segment:

	Three Months Ended September 30,
	2010	2009
	($ in thousands)
Interest Income	$4,651	$8,220
Interest Expense	(25,050)	(26,636)

Net Interest Income (Expense)	(20,399)	(18,416)
Other Revenue	8,796	9,857

Net Revenue (Expense)	(11,603)	(8,559)
Operating Expenses	7,270	7,965

Operating Income (Loss)	$(18,873)	$(16,524)

	Nine Months Ended September 30,
	2010			2009
	U.S. GAAP As Reported	Impact of Special Items (a)	Non-U.S. GAAP Excluding Special Items (b)	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)
	($ in thousands)
Interest Income	$14,753		$14,753	$21,213		$21,213
Interest Expense	(75,738)		(75,738)	(81,900)		(81,900)

Net Interest Income (Expense)	(60,985)		(60,985)	(60,687)		(60,687)
Other Revenue	14,501		14,501	27,963		27,963

Net Revenue (Expense)	(46,484)		(46,484)	(32,724)		(32,724)
Operating Expenses	112,857	$89,495	23,362	87,141	$62,550	24,591

Operating Income (Loss)	$(159,341)		$(69,846)	$(119,865)		$(57,315)

	As of September 30,
	2010	2009

Headcount (c):
Managing Directors	9	7
Other Employees:
Business segment professionals	10	10
All other professionals and support staff	615	605

Total	634	622

(a)	Represents the portion of the 2010 and 2009 special items attributable to the Corporate segment (see Note 19 of Notes to Condensed Consolidated Financial Statements).
(b)	A non-U.S. GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.
(c)	Includes headcount related to support functions.

Corporate Results of Operations

As reflected in the table of operating results of the Corporate segment above, the 2010 and 2009 special items had a significant impact on the segment’s reported operating results in the nine month periods of the respective years. Lazard management believes that comparisons between periods are most meaningful after excluding the impact of such items.

Three Months Ended September 30, 2010 versus September 30, 2009

Net interest expense increased $2 million, or 11%, as compared to the 2009 period. Other revenue declined $1 million, or 11%, compared to the 2009 period, principally due to a net reduction in foreign exchange gains.

Operating expenses declined $1 million, principally relating to a reduction in the amortization of share-based incentive compensation.

Nine Months Ended September 30, 2010 versus September 30, 2009

Net interest expense was unchanged as compared to the 2009 period. Other revenue declined $13 million, or 48%, compared to the 2009 period, principally due to lower investment income.

Operating expenses increased $26 million, substantially all of which related to the net impact of the 2010 and 2009 special items attributable to the Corporate segment. When excluding the impact of the 2010 and 2009 special items, operating expenses declined $1 million.

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

Summary of Cash Flows:

	Nine Months Ended September 30,
	2010	2009
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$83.3	$10.4
Noncash charges (a)	279.1	243.0
Other operating activities (b)	(320.9)	(196.9)

Net cash provided by operating activities	41.5	56.5

Investing activities (c)	113.2	(115.1)
Financing activities (d)	(225.7)	(190.0)
Effect of exchange rate changes	(4.0)	20.6

Net Decrease in Cash and Cash Equivalents	(75.0)	(228.0)
Cash and Cash Equivalents:
Beginning of Period	899.7	907.3

End of Period	$824.7	$679.3

(a)Consists of the following:

Depreciation and amortization of property	$16.1	$16.8
Amortization of deferred expenses, share-based incentive compensation and interest rate hedge	257.3	223.8
Amortization of intangible assets related to acquisitions	5.3	2.7
(Gain) loss on extinguishment of debt	0.4	(0.3)

	$279.1	$243.0

(b)	Includes net changes in operating assets and liabilities principally relating to accrued compensation and benefits and other liabilities.
(c)	Principally relates to purchases and proceeds from sales and maturities of “available-for-sale” and “held-to maturity” securities, and, in the 2010 period, the disposition of our equity method investment in Sapphire (see Note 4 of Notes to Condensed Consolidated Financial Statements).
(d)	Primarily includes distributions to members and noncontrolling interest holders, settlements of vested RSUs, repurchases of shares of Class A common stock and activity related to borrowings.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. At September 30, 2010, Lazard had approximately $1.1 billion of cash and liquid securities, including $148 million of U.S. Government debt and agencies securities and $85 million of investments in equity securities. We maintain lines of credit in excess of anticipated liquidity requirements. As of September 30, 2010, Lazard had approximately $235 million in unused lines of credit available to it, including a $150 million, three-year, senior revolving credit facility with a group of lenders that matures in April 2013 (the “Credit Facility”) (see “—Financing” below) and an aggregate of $63 million of unused lines of credit available to LFB and Edgewater. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

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

Financing

Over the past several years, Lazard has entered into several financing agreements designed to strengthen both its capital base and liquidity. Each of these agreements is discussed in more detail in our consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K. The table below sets forth our corporate indebtedness as of September 30, 2010 and December 31, 2009.

		As of
	Maturity Date	September 30, 2010	December 31, 2009	Increase (Decrease)
		($ in millions)
Senior Debt:
7.125%	2015	$528.5	$538.5	$(10.0)
6.85%	2017	548.4	548.4	—
Subordinated Debt (a):
3.25%	2016	150.0	150.0	—

Total Senior and Subordinated Debt		$1,226.9	$1,236.9	$(10.0)

(a)	Convertible into shares of Class A common stock at an effective conversion price of $57 per share. One third in principal amount became convertible on and after each of July 1, 2008, July 1, 2009, and July 1, 2010, and no principal amount is convertible after June 30, 2011.

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is owing to the lending bank group, the Credit Facility includes financial condition covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended September 30, 2010 Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 2.22 to 1.00 and its Consolidated Interest Coverage Ratio being 6.83 to 1.00. In any event, no amounts were outstanding under the Credit Facility as of September 30, 2010.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes, as well as its $150 Million Subordinated Convertible Note, contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At September 30, 2010, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior and subordinated debt.

Members’ Equity

At September 30, 2010, total members’ equity was $417 million as compared to $283 million at December 31, 2009, including $122 million and $128 million of noncontrolling interests on the respective dates. The net activity in members’ equity in the nine month period ended September 30, 2010 is reflected in the table below (in millions of dollars):

Members’ Equity – December 31, 2009	$283

Increase (decrease) due to:
Net income	83
Amortization of share-based incentive compensation	250
Common membership interests issued in connection with business acquisitions	21
Delivery of Class A common stock in connection with share-based incentive compensation awards	(55)
Net decreases in AOCI (including noncontrolling interests’ portion thereof)(*)	(4)
Purchase of Class A common stock and Lazard Group common membership interests	(111)
Distributions to members and noncontrolling interests	(54)
Other – net	4

Members’ Equity – September 30, 2010	$417

(*) Includes:
Net negative foreign currency translation adjustments	$(4)
Net mark-ups and adjustments for items reclassified to earnings related to securities designated as “available-for-sale”	6
Employee benefit plan adjustments	(6)

$(4)

On January 27, 2010, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, a share repurchase program permitting the repurchase of up to $200 million in aggregate cost of its Class A common stock and Lazard Group common membership interests through December 31, 2011 (see Note 12 of Notes to Condensed Consolidated Financial Statements for information regarding the share repurchase program). During the nine month period ended September 30, 2010 the Company repurchased 3,466,178 shares of Class A common stock, at an aggregate cost of $106 million and 167,286 Lazard Group common membership interests at an aggregate cost of $5 million. Accordingly, at September 30, 2010, $89 million of the share purchase authorization remained available for future repurchases. In addition to the repurchases of 3,466,178 shares described above, during the nine month period ended September 30, 2010, in order, among other reasons, to help neutralize the dilutive effect of our share-based incentive compensation plans, Lazard Ltd utilized $55 million to satisfy certain employees’ withholding tax obligations on vested RSUs in lieu of issuing 1,602,999 shares.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of September 30, 2010:

	Contractual Obligations - Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior and Subordinated Debt (including interest) (a)	$1,709,750	$80,093	$160,185	$688,685	$780,787
Operating Leases (exclusive of $97,332 of sublease income)	394,397	65,267	97,788	60,503	170,839
LAM Merger Cash Consideration (b)	90,348		90,348
Capital Leases (including interest)	27,465	3,558	6,405	5,004	12,498
Private Equity Funding Commitments (c)	6,962	6,914	48

Total (d)	$2,228,922	$155,832	$354,774	$754,192	$964,124

(a)	See Note 10 of Notes to Condensed Consolidated Financial Statements.
(b)	See Note 7 of Notes to Condensed Consolidated Financial Statements.
(c)	See Note 11 of Notes to Condensed Consolidated Financial Statements.
(d)	The table above excludes contingent obligations and any possible payments for uncertain tax positions given the inability to estimate the timing of the latter payments. See Notes 11, 13, 14 and 16 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes.

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

The Company earns performance-based incentive fees on various investment products, including traditional products and alternative investment funds such as hedge funds and private equity funds (see “Financial Statement Overview”).

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

At September 30, 2010 and December 31, 2009, the Company had receivables past due of approximately $21 and $14 million, respectively, and its allowance for doubtful accounts was $17 and $12 million, respectively.

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

At September 30, 2010, net investments (representing total investments, net of securities sold, not yet purchased of $3 million), totaled $709 million, or 23% of total assets. Included in this amount is $413 million of debt securities, representing 58% of net investments, that primarily consist of securities issued by the U.S. Government and agencies and the French government, and fixed and floating rate European corporate bonds, all of which subject Lazard to market risk. Approximately 55%, 15%, 12%, 9% and 9% of such debt securities are invested in the government, financial, consumer, industrial and other sectors, respectively. At September 30, 2010, approximately 86% of the corporate bonds held investment grade ratings, and approximately $12 million of pre-tax unrealized losses are included in AOCI related to such portfolio.

Also included in the $709 million of net investments were $82 million, or 12%, of investments in equities (net of securities sold, not yet purchased) all of which subject the Company to market risk. We employ hedging strategies to reduce the market risk and, in turn, the volatility to earnings. Approximately 60% of such amount represents the Company’s investment in marketable equity securities to seed asset management products and was invested 26%, 25%, 11% and 38% in the consumer, financial, industrial and other sectors, respectively. Asset Management fund investments represent the remaining 40% of total equities. The Company’s asset management fund investments are diversified and may incorporate particular strategies; however, there are no investments in funds with single sector specific strategies.

In addition to the equity securities above, at September 30, 2010 Lazard held $51 million, or 7%, of net investments in LAM alternative asset management funds principally representing GP interests in LAM-managed hedge funds, which subject Lazard to market risk. The fair value of such interests reflects the pro rata value of the ownership of the underlying securities in the funds. Such funds are broadly diversified and may incorporate particular strategies; however, there are no investments in funds with a single sector specific strategy.

Private equity investments owned by Lazard of $99 million represent approximately 14% of net investments and 3% of total assets at September 30, 2010 and are comprised of investments in private equity funds and direct private equity interests that are generally not subject to short-term market fluctuation, but may subject Lazard to market/credit risk. Private equity investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies (the “mezzanine fund”); (ii) CP II, a private equity fund targeting significant noncontrolling investments in established public and private companies; and (iii) Lazard Senior Housing Partners LP, which acquires companies and assets in the senior housing, extended-stay hotel and shopping center sectors.

The remaining $64 million, or 9%, of net investments at September 30, 2010 represents investments (i) accounted for under the equity method of accounting and (ii) private equity and general partnership interests that are consolidated but not owned by Lazard, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “members’ equity” on the consolidated statements of financial condition.

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

The decrease of $93 million in net investments at September 30, 2010 compared to December 31, 2009 primarily relates to sales and maturities in the corporate bond portfolio and the disposition of the Company’s investment in Sapphire Industrials Corp. in January 2010 (see Note 4 of Notes to Condensed Consolidated Financial Statements), partially offset by net purchases of non-U.S. Government and agency bonds.

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

Lazard is involved with various entities in the normal course of business that are VIEs and holds variable interests in such VIEs. Transactions associated with these entities primarily include investment management, real estate and private equity investments. Those VIEs for which Lazard is determined to be the primary beneficiary are consolidated in accordance with the applicable accounting guidance. Those VIEs include company-sponsored venture capital investment vehicles established in connection with Lazard’s compensation plans.

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

Market and Credit Risks

Lazard is subject to credit and market risks and therefore has established procedures to assess such risks, as well as specific interest rate and currency risk, and has established limits related to various positions. Market and/or credit risks related to investments are discussed under “Critical Accounting Policies and Estimates—Investments” above.

Lazard enters into interest rate swaps and foreign currency exchange contracts to hedge exposures to interest rates and currency exchange rates and uses equity swap contracts to hedge a portion of its market exposure with respect to certain equity investments.

At September 30, 2010 and December 31, 2009, derivative contracts related primarily to interest rate swaps, equity and foreign currency exchange rate contracts, and are recorded at fair value. Derivative assets amounted to $1 million at both September 30, 2010 and December 31, 2009, and derivative liabilities amounted to $29 million and $17 million at September 30, 2010 and December 31, 2009, respectively.

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

The primary market risks associated with LFB’s securities portfolio, foreign currency exchange hedging and lending activities are sensitivity to changes in the general level of credit spreads and interest rate and foreign exchange risk. The risk management strategies that we employ use various risk sensitivity metrics to measure such risks and to examine behavior under significant adverse market conditions, such as those we are currently experiencing. The following sensitivity metrics provide the resultant effects on the Company’s operating income for the nine month period ended September 30, 2010:

•	LFB’s credit spread risk, as measured by a 100+/– basis point change in credit spreads totaled $(7) million and $8 million, respectively.

•	LFB’s interest rate risk as measured by a 100+/– basis point change in interest rates totaled $200 thousand.

•	Foreign currency risk associated with LFB’s open positions, in the aggregate, as measured by a 200+/– basis point change against the U.S. dollar, totaled approximately $30 thousand.

LFB fully secures its collateralized financing transactions with fixed income securities.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our fee and customer receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where we determine the receivables are impaired. At September 30, 2010, total receivables amounted to $863 million, net of an allowance for doubtful accounts of $17 million. As of that date, financial advisory fees and asset management fees, inter-bank deposits, customer and related party receivables comprised 54%, 21%, 16% and 9% of total receivables, respectively. At December 31, 2009, total receivables amounted to $701 million, net of an allowance for doubtful accounts of $12 million. As of that date, financial advisory fees and asset management fees, inter-bank deposits, customer and related party receivables comprised 62%, 20%, 11% and 7% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

Receivables from banks represent those related to LFB’s short-term deposits in the inter-bank market and with the Banque de France. The level of these deposits may be driven by the level of LFB customer and bank-related interest-bearing time and demand deposits (which can fluctuate significantly on a daily basis) and by changes in asset allocation. Historically the risk of loss associated with such deposits is extremely low. The Company closely monitors the creditworthiness of counterparties to minimize its exposure to loss in adverse market conditions. Based on its review of its receivables from banks at September 30, 2010 and December 31, 2009, LFB has determined that an allowance for doubtful accounts related to such receivables from banks was not required.

Credit Concentration

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At September 30, 2010, excluding deposits with inter-bank counterparties, LFB had no exposure to an individual counterparty that exceeded $31 million (with such amount being fully collateralized).

With respect to activities outside LFB, as of September 30, 2010, the Company’s largest individual counterparty exposure was a Financial Advisory-related fee receivable of $20 million, substantially all of which has been collected subsequent to September 30, 2010.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s liabilities has fixed interest rates, while its cash and short-term investments generally have floating interest rates. Based on account balances as of September 30, 2010, Lazard estimates that its annual operating income relating to cash and short-term investments and corporate indebtedness would increase by approximately $8 million in the event interest rates were to increase by 1% and decrease by approximately $3 million if rates were to decrease by 1%.

As of September 30, 2010, the Company’s cash and cash equivalents totaled $825 million. Substantially all of the Company’s cash and cash equivalents were invested in highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency securities) or in short-term interest earning accounts at a number of leading banks throughout the world, or in short-term certificates of deposit from such banks. On a regular basis, management reviews and updates its list of approved depositor banks as well as deposit and investment thresholds.

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

Except as discussed below, there were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

LAZ-MD Holdings relies on an exception from the Investment Company Act of 1940, as amended (the “Investment Company Act”).

LAZ-MD Holdings currently has less than 100 holders and does not publicly offer its shares. Accordingly, LAZ-MD Holdings relies on an exception from the definition of “investment company” under the Investment Company Act and the rules thereunder. Lazard Ltd expects that LAZ-MD Holdings will continue to conduct its operations such that LAZ-MD Holdings will not be subject to regulation as an investment company under the Investment Company Act.

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

No. 333-126751) filed on May 8, 2008).

10.4	Class B-1 and Class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

10.5	Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006, by and among LAZ-MD Holdings LLC, Lazard Ltd and certain members of LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 7, 2006).

10.6	First Amendment dated as of May 7, 2008, to the Amended and Restated Stockholders’ Agreement dated as of November 6, 2006, between LAZ- MD Holdings LLC and Lazard Ltd (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on May 9, 2008).

10.7	Employee Benefits Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8	Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9	License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company, LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co. Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.10	Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and Lazard Group LLC (incorporated by reference to Exhibit 10.7 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.11	Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.12	Amendment and Consent, dated February 9, 2009, to the Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on March 2, 2009).

10.13	Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.14	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.15	Lease with an Option to Purchase, dated as of July 11, 1990, by and between Sicomibail and Finabail and SCI du 121 Boulevard Hausmann (English translation) (incorporated by reference to Exhibit 10.20 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.16	Occupational Lease, dated as of August 9, 2002, by and among Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.17*	Lazard Ltd’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.18*	Lazard Ltd’s 2008 Incentive Compensation Plan (incorporated by reference to Annex B to Lazard Ltd’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.19*	Lazard Ltd’s 2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.20*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for, each of Michael J. Castellano and Scott D. Hoffman (incorporated by reference to Exhibit 10.26 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.21*	Form of First Amendment, dated as of May 7, 2008, to Agreement Relating to Retention and Noncompetition and Other Covenants dated as of May 4, 2005, for each of Michael J. Castellano and Scott D. Hoffman (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 8, 2008).

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

Date: October 29, 2010

LAZARD GROUP LLC

By:	/s/ Kenneth M. Jacobs
Name: Kenneth M. Jacobs Title: Chairman and Chief Executive Officer

By:	/s/ Michael J. Castellano
Name: Michael J. Castellano Title: Chief Financial Officer