Form 10-K
period 2010-12-31
Lazard Group LLC
filed 2011-02-28
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, none of the Registrant’s common membership interests were held by non-affiliates. As of June 30, 2010, LAZ-MD Holdings LLC held 13,874,679 common memberships interests of the Registrant, representing 11.0% of the Registrant’s then outstanding common membership interests. As of January 31, 2011, LAZ-MD Holdings LLC held 7,633,593 common membership interests, or 6.0% of the Registrant’s then outstanding common membership interests. If LAZ-MD Holdings LLC is not deemed an “affiliate” of the Registrant, then as of June 30, 2010 there would have been 13,874,679 outstanding common membership interests of the Registrant held by non-affiliates, with a market value of $370,592,676 (assuming each common membership interest has a value equivalent to one share of Lazard Ltd Class A common stock and based on a closing price per share of $26.71 of Lazard Ltd Class A common stock on June 30, 2010).

As of January 31, 2011, in addition to profit participation interests, there were 127,331,529 common membership interests and two managing member interests outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

LAZARD GROUP LLC

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

i

Part I

When we use the terms “Lazard Group”, “Lazard”, “we”, “us”, “our”, and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock (the “Class A common stock”) are publicly traded on the New York Stock Exchange under the Symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd has no material operating assets other than indirect ownership as of December 31, 2010 of approximately 94.0% of the common membership interests in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries who are co-managing members of Lazard Group.

Lazard Group has two primary holders of its common membership interests: Lazard Ltd and LAZ-MD Holdings LLC (“LAZ-MD Holdings”), a holding company that is owned by Lazard Group’s current and former managing directors. The Lazard Group common membership interests held by LAZ-MD Holdings are effectively exchangeable over time on a one-for-one basis with Lazard Ltd for shares of Lazard Ltd’s Class A common stock. In addition, Lazard Group has granted profit participation interests in Lazard Group to certain of its managing directors in connection with the recapitalization of Lazard Group at the time of Lazard Ltd’s equity public offering. The profit participation interests are discretionary profits interests that are intended to enable Lazard Group to compensate its managing directors in a manner consistent with historical practices.

Item 1.	Business

We are one of the world’s preeminent financial advisory and asset management firms and have long specialized in crafting solutions to the complex financial and strategic challenges of our clients. We serve a diverse set of clients around the world, including corporations, partnerships, institutions, governments and high-net worth individuals. The first Lazard partnership was established in 1848. Over time we have extended our activities beyond our roots in New York, Paris and London. We currently operate from 41 cities in key business and financial centers across 26 countries throughout Europe, North America, Asia, Australia, the Middle East and Central and South America.

The Separation and Recapitalization

On May 10, 2005, Lazard Ltd completed the equity public offering (the “equity public offering”) of its Class A common stock, the public offering of equity security units of Lazard Ltd, the private placements under an investment agreement with IXIS Corporate & Investment Bank (“IXIS” or, following its merger with and into its parent, “Natixis”) and the private offering of the 7.125% senior notes due 2015 of Lazard Group, primarily to recapitalize Lazard Group. We refer to these financing transactions and the recapitalization, collectively, as the “recapitalization.” As part of the recapitalization, Lazard Group used the net proceeds from the financing transactions primarily to redeem the outstanding Lazard Group membership interests of certain of its historical partners.

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

Financial Advisory

We offer corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”) and other strategic matters, restructurings, capital structure, capital raising and various other corporate finance matters. We focus on solving our clients’ most complex problems, providing advice to senior management, boards of directors and business owners of prominent companies and institutions in transactions that typically are of significant strategic and financial importance to them.

We continue to build our Financial Advisory business by fostering long-term, senior level relationships with existing and new clients as their independent advisor on strategic transactions. We seek to build and sustain long-term relationships with our clients rather than focusing simply on individual transactions, a practice that we believe enhances our access to senior management of major corporations and institutions around the world. We emphasize providing clients with senior level focus during all phases of transaction execution.

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

For the years ended December 31, 2010, 2009 and 2008, the Financial Advisory segment net revenue totaled $1.120 billion, $987 million and $1.023 billion, respectively, accounting for approximately 59%, 65% and 66%, respectively, of our consolidated net revenue for such years. We earned $1 million or more from 255 clients, 257 clients and 220 clients for the years ended December 31, 2010, 2009 and 2008, respectively. For the years ended December 31, 2010, 2009 and 2008, the ten largest fee paying clients constituted approximately 16%, 17% and 20% of our Financial Advisory segment net revenue, respectively, with no client individually having constituted more than 10% of segment net revenue during any of these years. For the years ended December 31, 2010, 2009 and 2008, the Financial Advisory segment reported operating income (loss) of $169 million, $(12) million and $226 million, respectively. Operating income in 2010 and 2009 included charges of approximately $20 million and $49 million, respectively, representing the portion of special items (as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 22 of Notes to Consolidated Financial Statements) that are applicable to the Financial Advisory segment. Excluding the impact of such special items, our Financial Advisory segment had operating income of $189 million, $37 million and $226 million in the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, 2009 and 2008, the Financial Advisory segment had total assets of $799 million, $707 million and $739 million, respectively.

We believe that we have been pioneers in offering financial advisory services on an international basis, with the establishment of our New York, Paris and London offices dating back to the nineteenth century. We maintain a major local presence in the U.S., the United Kingdom (the “U.K.”) and France, including a network of regional branch offices in the U.S. and France, as well a presence in Argentina, Australia, Belgium, Brazil, Chile, Colombia, Dubai, Germany, Hong Kong, India, Italy, Japan, the Netherlands, Panama, Peru, Singapore, South Korea, Spain, Sweden, Switzerland, Uruguay and mainland China.

Over the past several years, our Financial Advisory segment has made several business acquisitions and entered into certain other business relationships. On August 13, 2007, we acquired all of the outstanding ownership interests of Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies. On July 31, 2007, Lazard Ltd acquired all of the outstanding shares of Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”), an Australia-based financial advisory firm, and concurrently sold such investment to Lazard Group. Furthermore, on June 19, 2007, we entered into a joint cooperation agreement with Raiffeisen Investment AG (“Raiffeisen”) for merger and acquisition advisory services in Russia and the Central and Eastern European (the “CEE”) region. This cooperation agreement is currently in the process of being renewed. The cooperation between us and Raiffeisen, one of the CEE region’s top M&A advisors, provides domestic, international and cross-border expertise within Russia and the CEE region. In addition, on January 31, 2008, we acquired a 50% interest in Merchant Bankers Asociados (“MBA”), an Argentina-based financial advisory services firm with offices across Central and South America and the parent company of MBA Banco de Inversiones. In February 2009, we entered into a strategic alliance with a financial advisory firm in Mexico to provide global M&A advisory services for clients, both inside and outside of Mexico, who are seeking to acquire or sell assets in Mexico or have interests in other financial transactions with companies in Mexico, and to provide restructuring advisory services to clients in Mexico.

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

Services Offered

We advise clients on a wide range of strategic and financial issues. When we advise clients on the potential acquisition of another company, business or certain assets, our services include evaluating potential acquisition targets, providing valuation analyses, evaluating and proposing financial and strategic alternatives and rendering, if appropriate, fairness opinions. We also may advise as to the timing, structure, financing and pricing of a proposed acquisition and assist in negotiating and closing the acquisition. In addition, we may assist in executing an acquisition by acting as a dealer-manager in transactions structured as a tender or exchange offer.

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

Since the beginning of the financial crisis that began in mid-2007, we have been at the forefront of providing independent advice to governments and governmental agencies challenged by the current troubled environment. Lazard’s Sovereign Advisory Group is also highly active, advising a number of countries with respect to sovereign debt.

In connection with the separation, we entered into a business alliance agreement dated as of May 10, 2005 by and among Lazard Group, LAZ-MD Holdings and LFCM Holdings (the “business alliance agreement”), pursuant to which a subsidiary of LFCM Holdings generally underwrites and distributes U.S. securities offerings originated by our Financial Advisory business in a manner intended to be similar to our practice prior to the separation, with revenue from such offerings generally continuing to be divided evenly between Lazard Group and LFCM Holdings.

Staffing

We staff our assignments with a team of quality professionals who have appropriate product and industry expertise. We pride ourselves on, and we believe we differentiate ourselves from our competitors by, being able to offer a high level of attention from senior personnel to our clients and organizing ourselves in such a way that managing directors who are responsible for securing and maintaining client relationships also actively participate in providing related transaction execution services. Our managing directors have significant experience, and many of them are able to use this experience to advise on both M&A and restructuring transactions, depending on our clients’ needs. Many of our managing directors and senior advisors come from diverse backgrounds, such as senior executive positions at corporations and in government, law and strategic consulting, which we believe enhances our ability to offer sophisticated advice and customized solutions to our clients. As of December 31, 2010, our Financial Advisory segment had 129 managing directors, 673 other professionals (which includes directors, vice presidents, associates and analysts) and 222 support staff personnel.

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

In addition to our Mergers and Acquisitions and Restructuring practices, we also maintain specialties in the following distinct practice areas within our Financial Advisory segment:

•	government advisory,

•	capital structure and debt advisory,

•	fund raising for alternative investment funds,

•	private investment in public equities, or “PIPES”, and

•	corporate finance and other advisory services, including convertible exchange transactions, Registered Direct offerings and private placements.

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

•

expanding the breadth and depth of our industry expertise and selectively adding new practice areas, such as our capital structure advisory effort to help corporations and governments in addressing the significant deleveraging that is occurring in the developed markets,

•

coordinating our industry specialty activities on a global basis and increasing the integration of our industry experts in mergers and acquisitions with our Restructuring and Capital Markets professionals, and

•

broadening our geographic presence by adding new offices, including, since the beginning of 2007, offices in Australia (Melbourne and Perth), Switzerland (Zurich) and United Arab Emirates (Dubai City), as well as new regional offices in the U.S. (Boston, Minneapolis, Charlotte and Washington DC), acquiring a 50% interest in a financial advisory firm with offices in Central and South America (Argentina, Chile, Colombia, Panama, Peru and Uruguay) and entering into a joint cooperation agreement in Eastern Europe and Russia, as well as a strategic alliance with a financial advisory firm in Mexico.

In addition to the investments made as part of this strategy, we believe that the following external market factors may enable our Financial Advisory business to benefit by:

•	increasing demand for independent, unbiased financial advice, and

•	a potential increase in cross-border M&A and large capitalization M&A, two of our areas of historical specialization.

Going forward, our strategic emphasis in our Financial Advisory business is to leverage the investments we have made in recent years to grow our business and drive our productivity. We continue to seek to opportunistically attract outstanding individuals to our business. We routinely reassess our strategic position and may in the future seek opportunities to further enhance our competitive position. In this regard, since 2007, as described above, we broadened our geographic footprint through acquisitions, investments and alliances.

Relationship with Natixis

Lazard Group and Natixis have in place a cooperation arrangement to place and underwrite securities in the French capital markets under a common brand, currently “Lazard-Natixis,” and cooperate in their respective origination, syndication, placement and other activities, whose term continues through July 8, 2012. This arrangement primarily covers French listed companies included in the Société des Bourses Francaises (“SBF”) 120 Index and initial public offerings with an expected resulting market capitalization of at least €500 million.

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

As of December 31, 2010, total assets under management (“AUM”) were $155.3 billion, of which approximately 85% was invested in equities, 11% in fixed income, 3% in alternative investments, and 1% in private equity funds. As of the same date, approximately 30% of our AUM was invested in international (i.e., non-U.S. and regional non-U.S.) investment strategies, 50% was invested in global investment strategies and 20% was invested in U.S. investment strategies, and our top ten clients accounted for 22% of our total AUM. Approximately 90% of our AUM as of that date was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 10% of our AUM as of December 31, 2010 was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

The charts below illustrate the mix of our AUM as of December 31, 2010, measured by broad product strategy and by office location.

For the years ended December 31, 2010, 2009 and 2008, our Asset Management segment net revenue totaled $850 million, $602 million and $615 million, respectively, accounting for approximately 45%, 39% and 39%, respectively, of our consolidated net revenue for such years. For the years ended December 31, 2010, 2009 and 2008, Asset Management reported operating income (loss) of $265 million, $97 million and $(63) million, respectively. Operating income (loss) in 2010, 2009 and 2008 included charges of $3 million, $8 million and approximately $197 million, respectively, representing the portion of the special items (as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 22 of Notes to Consolidated Financial Statements) that are applicable to the Asset Management segment. Excluding the impact of such special items, our Asset Management segment had operating income of $268 million, $105 million and $134 million in the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, 2009 and 2008, our Asset Management segment had total assets of $687 million, $703 million and $420 million, respectively.

LAM and LFG

Our largest Asset Management subsidiaries are Lazard Asset Management LLC and its subsidiaries (“LAM”), with offices in New York, San Francisco, Boston, Chicago, Toronto, Montreal, London, Milan, Frankfurt, Hamburg, Tokyo, Hong Kong, Sydney, Seoul and Bahrain (aggregating approximately $140.6 billion in total AUM as of December 31, 2010), and Lazard Frères Gestion SAS (“LFG”), with offices in Paris and Brussels (aggregating approximately $13.5 billion in total AUM as of December 31, 2010). These operations, with 630 employees as of December 31, 2010, provide our business with both a global presence and a local identity.

Primary distinguishing features of these operations include:

•	a global footprint with global research, global mandates and global clients,

•

a broad-based team of approximately 250 investment professionals at December 31, 2010: LAM had approximately 215 investment professionals, including approximately 95 focused, in-house, investment analysts across all products and platforms, many of whom have substantial industry or sector specific expertise, and LFG had approximately 35 investment professionals, including research analysts,

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

At LAM, we conduct investment research on a global basis to develop market, industry and company specific insights and evaluate investment opportunities. The LAM global equity analysts, located in our worldwide offices, are organized around six global industry sectors:

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
Equities

Global

Large Capitalization

Small Capitalization

Emerging Markets

Thematic

Convertibles*

Listed Infrastructure

Quantitative

EAFE (Non-U.S.)

Large Capitalization

Small Capitalization

Multi-Capitalization

Quantitative

Global Ex

Global Ex-U.K.

Global Ex-Japan

Global Ex-Australia

Pan-European

Large Capitalization

Small Capitalization

Quantitative

Eurozone

Large Capitalization**

Small Capitalization**

Continental European

Small Cap

Multi Cap

Eurozone (i.e., Euro Bloc)

Euro-Trend (Thematic)

U.S.

Large Capitalization**

Mid Capitalization

Small/Mid Capitalization

Multi-Capitalization

Other

U.K. (Large Capitalization)

U.K. (Small Capitalization)

U.K. Quantitative

Australia

France (Large Capitalization)*

France (Small Capitalization)*

Japan**

Korea

Fixed Income and Cash Management	Global Core Fixed Income High Yield Short Duration Emerging Markets Fixed Income	Pan-European Core Fixed Income High Yield Cash Management* Duration Overlay Eurozone Fixed Income** Cash Management* Corporate Bonds**	U.S. Core Fixed Income High Yield Short Duration Municipals Cash Management* Non-U.S. U.K. Fixed Income

Alternative	Global Fund of Hedge Funds Fund of Closed-End Funds (Long and Long/Short) Convertible Arbitrage/Relative Value Emerging Income	Regional European Explorer (Long/Short) Japan (Long/Short)

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

Distribution.    We distribute our products through a broad array of marketing channels on a global basis. LAM’s marketing, sales and client service efforts are organized through a global market delivery and service network, with distribution professionals located in cities including New York, San Francisco, London, Milan, Frankfurt, Hamburg, Tokyo, Sydney, Hong Kong, Bahrain and Seoul. We have developed a well-established presence in the institutional asset management arena, managing money for corporations, labor unions, sovereign wealth funds and public pension funds around the world. In addition, we manage assets for insurance companies, savings and trust banks, endowments, foundations and charities.

We also have become a leading firm in third-party distribution, managing mutual funds and separately managed accounts for many of the world’s largest broker-dealers, insurance companies, registered advisors and other financial intermediaries. In the area of wealth management, we cater to family offices and private clients.

LFG markets and distributes its products through 22 sales professionals based in France, who directly target both individual and institutional investors.

In June 2009, the Company formed a new wealth management subsidiary, Lazard Wealth Management LLC (“Lazard Wealth Management”). Lazard Wealth Management provides customized investment management and financial planning services to high net worth investors in the U.S. Lazard Wealth Management works with investors to construct, implement and monitor an asset allocation strategy designed to meet the individual client’s investment objectives, integrating tax planning, estate planning, philanthropic interests and legacy planning with investment and risk management services. Lazard Wealth Management is registered as an investment adviser with the United States Securities and Exchange Commission (the “SEC”). As of December 31, 2010, Lazard Wealth Management had 20 employees.

Strategy

Our strategic plan in our Asset Management business is to focus on delivering superior investment performance and client service and broadening our product offerings and distribution in selected areas in order to continue to drive improved business results. Over the past several years, in an effort to improve LAM’s operations and expand our business, we have:

•	focused on enhancing our investment performance,

•	improved our investment management platform by adding a number of senior investment professionals (including portfolio managers and analysts),

•	continued to strengthen our marketing and consultant relations capabilities,

•	expanded our product platform, including the addition of a new emerging markets debt team, and

•	continued to expand LAM’s geographic reach, including through opening offices in Hong Kong and Bahrain.

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

As a part of the separation in 2005, we transferred to LFCM Holdings all of our alternative investment activities at that time, except for Fonds Partenaires Gestion SA (“FPG”), our private equity business in France, which, until September 30, 2009, was a subsidiary of our Paris-based banking affiliate, Lazard Frères Banque SA (“LFB”). We also transferred to LFCM Holdings certain principal investments by Lazard Group in the funds managed by the separated businesses. Effective September 30, 2009, the Company sold FPG.

LFCM Holdings operates the alternative investment business (including private equity activities) transferred to it in the separation. Consistent with our intent to support the development of the alternative investment business, including investing capital in funds managed or formed by Lazard Alternative Investments Holdings LLC (“LAI”), a subsidiary of LFCM Holdings, and in order to benefit from what we believe to be the potential of this business, we are entitled to receive from LFCM Holdings all or a portion of the payments from the incentive distributions attributable to these funds (net of compensation payable to investment professionals who manage these funds) pursuant to the business alliance agreement. In addition, pursuant to the business alliance agreement, we retained an option to acquire the North American and European fund management activities of LAI and have the right to participate in the oversight of LFCM Holdings’ funds and consent to certain actions. On December 15, 2009, Lazard Group exercised its option to acquire the European fund management activities of LAI. The remaining option to purchase the North American fund management activities is currently exercisable at any time prior to May 10, 2014 (see Note 20 of Notes to Consolidated Financial Statements). We will continue to abide by our obligations with respect to transferred funds. From time to time, we have considered exercising the option with respect to the remaining activities in North America.

Since 2005, consistent with our obligations to LFCM Holdings, we have engaged in a number of alternative investments and private equity activities. In February 2009 the business alliance agreement was amended to remove certain restrictions on the Company engaging in private equity businesses in North America and to reduce the price of our option to acquire the fund management activities of LAI in North America. We continue to explore and discuss opportunities to expand the scope of our alternative investment and private equity activities in Europe, the U.S. and elsewhere. These opportunities could include internal growth of new funds and direct investments by us, partnerships or strategic relationships, investments with third parties or acquisitions of existing funds or management companies. In that regard, on July 15, 2009, the Company established a private equity business with The Edgewater Funds (“Edgewater”), a Chicago-based private equity firm, through the acquisition of Edgewater’s management vehicles. The acquisition was structured as a purchase by Lazard of interests in a holding company that owns interests in the general partner and management company entities of the current Edgewater private equity funds (the “Edgewater Acquisition”) (see Note 9 of Notes to Consolidated Financial Statements). As of December 31, 2010, Edgewater, with 18 employees, had approximately $1.0 billion of AUM and unfunded fee-earning commitments. Also, consistent with our obligations to LFCM Holdings, we may explore discrete capital markets opportunities. See Notes 14 and 20 of Notes to Consolidated Financial Statements for additional information regarding alternative investments, including certain matters with respect to Corporate Partners II Limited (“CP II MgmtCo.”).

CWC operates our private equity business in Australia, which, as of December 31, 2010, had 8 employees and approximately $200 million of private equity AUM.

Employees

We believe that our people are our most important asset, and it is their reputation, talent, integrity and dedication that underpin our success. As of December 31, 2010, we employed 2,332 people, which included 129 managing directors and 673 other professionals in our Financial Advisory segment and 64 managing directors and 315 other professionals in our Asset Management segment. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees worldwide. We generally utilize an evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for improved performance. Generally, our employees are not subject to any collective bargaining agreements, except that our employees in certain of our European offices, including France and Italy, are covered by national, industry-wide collective bargaining agreements. We believe that we have good relations with our employees.

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

While our competitors vary by country in our Mergers and Acquisitions practice, we believe our primary competitors in securing M&A advisory engagements are Bank of America, Barclays, Citigroup, Credit Suisse, Deutsche Bank AG, Goldman Sachs & Co., JPMorgan Chase, Mediobanca, Morgan Stanley, Rothschild and UBS. In our Restructuring practice, our primary competitors are The Blackstone Group, Evercore Partners, Greenhill & Co., Houlihan Lokey, Moelis & Company and Rothschild.

We believe that our primary global competitors in our Asset Management business include, in the case of LAM, Alliance Bernstein, Brandes Investment Partners, Capital Management & Research, Fidelity, Invesco, Lord Abbett, Aberdeen and Schroders and, in the case of LFG, private banks with offices in France as well as large institutional banks and fund managers. We face competition in private equity both in the pursuit of outside investors for our private equity funds and the acquisition of investments in attractive portfolio companies. We compete with hundreds of other funds, many of which are subsidiaries of or otherwise affiliated with large financial service providers.

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

Regulation

Our businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our stockholders or creditors. Many of our affiliates that participate in securities markets are subject to comprehensive regulations that include some form of capital structure regulations and customer protection rules. In the U.S., certain of our subsidiaries are subject to such regulations promulgated by the SEC or Financial

Industry Regulatory Authority (“FINRA”) (formerly the NASD) or the Municipal Securities Rulemakers Board (the “MSRB”). Standards, requirements and rules implemented throughout the European Union are broadly comparable in scope and purpose to the regulatory capital and customer protection requirements imposed under the SEC and FINRA rules. European Union directives also permit local regulation in each jurisdiction, including those in which we operate, to be more restrictive than the requirements of such European Union-wide directives. These sometimes burdensome local requirements can result in certain competitive disadvantages to us.

In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. FINRA is a voluntary, self-regulatory body composed of members, such as our broker-dealer subsidiaries, that have agreed to abide by FINRA’s rules and regulations. The MSRB is also a voluntary, self-regulatory body, composed of members, including “municipal advisors”, that have agreed to abide by the MSRB’s rules and regulations. The SEC, FINRA, MSRB and non-U.S. regulatory organizations may examine the activities of, and may expel, fine and otherwise discipline us and our employees. The laws, rules and regulations comprising this framework of regulation and the interpretation and enforcement of existing laws, rules and regulations are constantly changing, particularly in light of the extraordinary disruption and volatility in the global financial markets experienced in recent years. The effect of any such changes cannot be predicted and may impact the manner of operation and profitability of our company.

Our principal U.S. broker-dealer subsidiary, Lazard Frères & Co. LLC (“LFNY”), through which we conduct most of our U.S. Financial Advisory business, is currently registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in all 50 U.S. states, the District of Columbia and Puerto Rico. As such, LFNY is subject to regulations governing effectively every aspect of the securities business, including minimum capital requirements, record-keeping and reporting procedures, relationships with customers, experience and training requirements for certain employees, and business procedures with firms that are not members of certain regulatory bodies. LFNY is also currently registered with the SEC and the MSRB as a “municipal advisor”, a new registration category that includes placement agents that solicit investments from public pension funds on behalf of investments funds. The MSRB has adopted, and is in the process of adopting, additional rules to govern municipal advisors, including “pay-to-play” rules and rules regarding professional standards, and LFNY is subject to those rules. Lazard Asset Management Securities LLC, a subsidiary of LAM, is registered as a broker-dealer with the SEC and FINRA and in all 50 U.S. states, the District of Columbia and Puerto Rico. Lazard Middle Market LLC, a subsidiary of GAHL, is registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in various U.S. states and territories.

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

Lazard Ltd is currently subject to supervision by the SEC as a Supervised Investment Bank Holding Company (“SIBHC”). As a SIBHC, Lazard Ltd is subject to group-wide supervision, which requires it to compute allowable capital and risk allowances on a consolidated basis. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), provides for the elimination of the SEC’s SIBHC program on July 21, 2011. Following this elimination, we will be required to be regulated on a comprehensive basis by another regulatory body, either in the U.S. or Europe, pursuant to relevant rules in Europe. The Dodd-Frank Act allows certain securities holding companies seeking consolidated supervision to elect to be regulated by the Board of Governors of the Federal Reserve. The Dodd-Frank Act could have other effects on us, which we are currently in the process of examining, including the impact of the elimination of the SIBHC program and the effects of various new regulations mandated by the Dodd-Frank Act.

Over the last several years, global financial markets experienced extraordinary disruption and volatility. As a result, the U.S. and other governments have taken actions, and may continue to take further actions, in response to this disruption and volatility, including expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect of any such expanded or new standards, requirements and rules is uncertain and could have adverse consequences to our business and results of operations.

Executive Officers of the Registrant

Set forth below are the name, age, present title, principal occupation and certain biographical information for each of our executive officers as of February 22, 2011, all of whom have been appointed by, and serve at the pleasure of, our board of directors.

Kenneth M. Jacobs, 52

Mr. Jacobs has served as Chairman and Chief Executive Officer of Lazard Ltd and Lazard Group LLC since November 2009. Mr. Jacobs served as a Managing Director of Lazard since 1991 and had been a deputy chairman of Lazard from January 2002 until November 2009. He had also served as Chief Executive Officer of Lazard North America beginning in 2002. Mr. Jacobs initially joined Lazard in 1988. Mr. Jacobs is a member of the Board of Trustees of the University of Chicago and the Brookings Institution.

Michael J. Castellano, 64

Mr. Castellano has served as Chief Financial Officer of Lazard Ltd since May 2005. Mr. Castellano has served as a Managing Director and Chief Financial Officer of Lazard Group since August 2001. Prior to joining Lazard, Mr. Castellano held various senior management positions at Merrill Lynch & Co. from August 1991 to August 2001, including Senior Vice President—Chief Control Officer for Merrill Lynch’s capital markets businesses, Chairman of Merrill Lynch International Bank and Senior Vice President—Corporate Controller. Prior to joining Merrill Lynch & Co., Mr. Castellano was a partner with Deloitte & Touche where he served a number of investment banking clients over the course of his 24 years with the firm.

Ashish Bhutani, 50

Mr. Bhutani is a Vice Chairman and Managing Director of Lazard and has been the Chief Executive Officer of LAM since March 2004. Mr. Bhutani has served as a director of Lazard Ltd and Lazard Group since March 2010. Mr. Bhutani previously served as Head of New Products and Strategic Planning for LAM from June 2003 to March 2004. Prior to joining Lazard, he was Co-Chief Executive Officer, North America, of Dresdner Kleinwort Wasserstein from 2001 to the end of 2002, and was a member of its Global Corporate and Markets Board, and a member of the Global Executive Committee. Mr. Bhutani worked at Wasserstein Perella Group (the predecessor to Dresdner Kleinwort Wasserstein) from 1989 to 2001, serving as Deputy Chairman of Wasserstein Perella Group and Chief Executive Officer of Wasserstein Perella Securities from 1994 to 2001. Mr. Bhutani began his career at Salomon Brothers in 1985, where he was a Vice President in Fixed Income. Mr. Bhutani is a member of the Board of Directors of four registered investment companies, which are part of the Lazard fund complex.

Scott D. Hoffman, 48

Mr. Hoffman has served as General Counsel of Lazard Ltd since May 2005. Mr. Hoffman has served as a Managing Director of Lazard Group since January 1999 and General Counsel of Lazard Group since January 2001. Mr. Hoffman previously served as Vice President and Assistant General Counsel from February 1994 to December 1997 and as a Director from January 1998 to December 1998. Prior to joining Lazard, Mr. Hoffman was an attorney at Cravath, Swaine & Moore LLP. Mr. Hoffman is a member of the Board of Trustees of the New York University School of Law.

Alexander F. Stern, 44

Mr. Stern has served as Chief Operating Officer of Lazard Ltd and Lazard Group LLC since November 2008. He has served as a Managing Director since January 2002 and as the Firm’s Global Head of Strategy since February 2006. Mr. Stern previously served as a Vice President in Lazard’s Financial Advisory business from January 1998 to December 2000 and as a Director from January 2001 to December 2001. Mr. Stern joined Lazard in 1994 and previously held various positions with Patricof & Co. Ventures and IBM.

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

Our public internet site is http://www.lazard.com. and the investor relations SEC filings section of our public internet site is located at http://www.lazard.com/InvestorRelations/SEC-Filings.aspx. We will make available free of charge, on or through the investor relations section of our internet site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request of any shareholder to the Investor Relations Department, are charters for Lazard Ltd’s Audit Committee, Compensation Committee and Nominating & Governance Committee. Copies of these charters and Lazard Ltd’s Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees are also posted on our website in the “Corporate Governance” section.

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

Risks Relating to the Financial Services Industry and Financial Markets

In 2007 through 2009, the U.S. and global capital markets and the economy generally experienced significant deterioration and volatility, which has had negative repercussions on the global economy, and any return to such deterioration and volatility could present challenges for our business.

Commencing in 2007 and continuing through 2009, certain adverse financial developments have impacted the U.S. and global capital markets. These developments included a general slowing of economic growth both in the U.S. and globally, substantial volatility in equity securities markets, and volatility and tightening of liquidity in credit markets. In addition, concerns over increasing unemployment levels, declining business and consumer confidence, volatile energy costs, geopolitical issues and a declining real estate market in the U.S. and elsewhere have contributed to increased volatility and diminished expectations for the economy and the markets going forward. Although the level of volatility in the equity securities markets and credit markets has declined, many of these concerns remain present. For example, investor concerns about the financial health of certain European countries caused market disruptions in 2010. If the 2007-2009 levels of market disruption and volatility return, or if current conditions materially worsen, our business may be adversely affected, which may have a material impact on our business and results of operations.

The full extent of the effects of governmental economic and regulatory involvement in the wake of disruption and volatility in global financial markets is uncertain.

As a result of market volatility and disruption in recent years, the U.S. and other governments have taken unprecedented steps to try to stabilize the financial system, including investing in financial institutions and taking certain regulatory actions. The full extent of the effects of these actions and legislative and regulatory initiatives (including the Dodd-Frank Act) effected in connection with, and as a result of, such extraordinary disruption and volatility is uncertain, both as to the financial capital markets and participants in general, and as to us in particular.

The level of soundness of our clients and other financial institutions could adversely affect us.

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

Lazard Group has experienced several significant events in recent years. In general, our industry continues to experience change and exerts competitive pressures for retaining top talent, which makes it more difficult for us to retain professionals. If any of our managing directors and other key professional employees were to join an existing competitor, form a competing company or otherwise leave us, some of our clients could choose to use the services of that competitor or some other competitor instead of our services. The employment arrangements, non-competition agreements and retention agreements we have or will enter into with our managing directors and other key professional employees may not prevent our managing directors and other key professional employees from resigning from practice or competing against us. In addition, these arrangements and agreements have a limited duration and will expire after a certain period of time. We continue to be subject to intense competition in the financial services industry regarding the recruitment and retention of key professionals, and have experienced departures from and added to our professional ranks as a result. Changes to our employee compensation arrangements, such as changes to the composition between cash and deferred compensation, may result in increased compensation and benefits expense in a particular year. Our compensation levels, results of operations and financial position may be significantly affected by many factors, including general economic and market conditions, our operating and financial performance, staffing levels and competitive pay conditions.

Difficult market conditions can adversely affect our business in many ways, including by reducing the volume of the transactions involving our Financial Advisory business and reducing the value or performance of the assets we manage in our Asset Management business, which, in each case, could materially reduce our revenue or income and adversely affect our financial position.

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. The financial environment in the U.S. and globally has been volatile during recent years. Unfavorable economic and market conditions can adversely affect our financial performance in both the Financial Advisory and Asset Management businesses.

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

Our Asset Management business also would be expected to generate lower revenue in a market or general economic downturn. Under our Asset Management business’ arrangements, investment advisory fees we receive typically are based on the market value of AUM. Accordingly, a decline in the prices of securities, such as that which occurred on a global basis in 2008, or in specific geographic markets or sectors that constitute a significant portion of our AUM (i.e., our emerging markets strategies), would be expected to cause our revenue and income to decline by:

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

If our Asset Management revenue declines without a commensurate reduction in our expenses, our net income would be reduced. In addition, in the event of a market downturn, our alternative investment and private equity practice also may be impacted by reduced exit opportunities in which to realize the value of its investments.

A majority of our revenue is derived from Financial Advisory fees, which are not long-term contracted sources of revenue and are subject to intense competition, and declines in our Financial Advisory engagements could have a material adverse effect on our financial condition and results of operations.

We historically have earned a substantial portion of our revenue from advisory fees paid to us by our Financial Advisory clients, which fees usually are payable upon the successful completion of a particular transaction or restructuring. For example, for the year ended December 31, 2010, Financial Advisory services accounted for approximately 59% of our consolidated net revenue. We expect that we will continue to rely on Financial Advisory fees for a substantial portion of our revenue for the foreseeable future, and a decline in our advisory engagements or the market for advisory services would adversely affect our business, financial condition and results of operations.

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

We intend to expand our participation in alternative investment activities through investments in new and successor funds, and we may exercise our option under the business alliance agreement between Lazard Group and LFCM Holdings to acquire the alternative investment business and related principal investments from LFCM Holdings in North America (see Note 20 of Notes to Consolidated Financial Statements for a description of the CP II MgmtCo Spin-Off, the exercise of the option to acquire the European fund management activities of Lazard Alternative Investments Holdings LLC and related transactions). In addition, during July 2009, the Company established a private equity business with Edgewater.

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

We invest capital in various types of debt securities and in equities in order to seed LAM equity and alternative investment funds, and for general corporate purposes. Such investments are subject to market fluctuations due to changes in the market prices of securities, interest rates or other market factors, such as liquidity. These investments are adjusted for accounting purposes to fair value at the end of each quarter regardless of our intended holding period, with such gains or losses reflected in revenue, and therefore may increase the volatility of our earnings, even though such gains or losses may not be realized.

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

As of December 31, 2010, Lazard Group and its subsidiaries had approximately $1.25 billion in debt (including capital lease obligations) outstanding, of which $529 million and $548 million relate to Lazard Group senior notes that mature in 2015 and 2017, respectively. This debt has certain mandated payment obligations, which may constrain our ability to operate our business. In addition, in the future we may need to incur debt or issue equity in order to fund our working capital requirements or refinance existing indebtedness, as well as to make acquisitions and other investments. The amount of our debt obligations may impair our ability to raise debt or issue equity for financing purposes. Our access to funds also may be impaired if regulatory authorities take significant action against us, or if we discover that any of our employees had engaged in serious unauthorized or illegal activity. In addition, our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. These ratings are assigned by rating agencies, which may reduce or withdraw their ratings or place us on “credit watch” with negative implications at any time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may pursue acquisitions, joint ventures or cooperation agreements that could present unforeseen integration obstacles or costs.

We routinely assess our strategic position and may in the future seek acquisitions or other transactions to further enhance our competitive position. We have in the past pursued joint ventures and other transactions aimed at expanding the geography and scope of our operations. During 2007, we acquired all of the outstanding ownership interests of GAHL and CWC, we entered into a joint cooperation agreement with Raiffeisen and we entered into a shareholders agreement to acquire a 50% interest in MBA. During 2009, we established a private equity business with Edgewater. We expect to continue to explore acquisitions and partnership or strategic alliance opportunities that we believe to be attractive.

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

From 2007 through 2009, the U.S. and global financial markets experienced extraordinary disruption and volatility. As a result, the U.S. and other governments have taken actions, and may continue to take further actions, in response to this disruption and volatility, including expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect of any such expanded or new standards, requirements and rules is uncertain and could have adverse consequences to our business and results of operations. For example, in July 2010, the Dodd-Frank Act was signed into law. While we currently are in the process of examining the potential impact of the Dodd-Frank Act and related regulations, we are not able to predict the ultimate effect on us.

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

Specific regulatory changes also may have a direct impact on the revenue of our Asset Management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. For example, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, is periodically reexamined and may in the future be limited or modified. Although a substantial portion of the research relied on by our Asset Management business in the investment decision-making process is generated internally by our investment analysts, external research, including external research paid for with soft dollars, is important to the process. This external research generally is used for information gathering or verification purposes, and includes broker-provided research, as well as third-party provided databases and research services. For the year ended December 31, 2010, our Asset Management business obtained research and other services through third-party soft dollar arrangements, the total cost of which we estimate to be approximately $18 million. If the use of soft dollars is limited, we may have to bear some of these costs. In addition, new regulations regarding the management of hedge funds and the use of certain investment products may impact our Asset Management business and result in increased costs. For example, many regulators around the world adopted restrictions or prohibitions on the short selling of certain securities and requirements to report short positions and other transactions. In addition, legislators around the world are exploring regulatory changes and additional oversight of the financial industry generally. The impact of these proposed changes on the Company are uncertain. These regulatory changes and other proposed or potential changes may result in a reduction of revenue associated with our Asset Management business.

See “Business—Regulation” for a further discussion of the regulatory environment in which we conduct our businesses.

Fluctuations in foreign currency exchange rates could reduce our members’ equity and net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM.

We are exposed to fluctuations in foreign currencies. Our financial statements are denominated in U.S. dollars and, for the year ended December 31, 2010, we received approximately 39% of our consolidated net revenue in other currencies, predominantly in euros and British pounds. In addition, we pay a significant amount of our expenses in such other currencies. The exchange rates of these currencies versus the U.S. dollar affects the carrying value of our assets and liabilities as well as our net income. We do not generally hedge such foreign currency exchange rate exposure arising in our subsidiaries outside of the U.S. Fluctuations in foreign currency exchange rates may also make period to period comparisons of our results of operations difficult.

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

See Note 15 of Notes to Consolidated Financial Statements for additional information regarding the impact on members’ equity from currency translation adjustments.

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

On February 14, 2011, the Executive Branch presented its 2012 budget proposals to Congress. The budget proposals included several potential revenue generating proposals to (i) limit the deduction of certain related party interest and (ii) defer the deduction of interest attributable to foreign source income of foreign subsidiaries. Each of these proposals would be effective only for taxable years beginning after December 31, 2011. In addition, other members of Congress have proposed legislation that, if enacted, would reclassify certain types of publicly-traded entities as U.S. corporations for tax purposes if the management and control of such entities occurs primarily within the U.S.

We are currently unable to predict the ultimate outcome of any of these proposals. If enacted in their current form, however, some of these proposals may increase Lazard’s effective tax rate during future periods.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding the Company’s internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2010. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could have a material adverse effect on our business.

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

In addition, Lazard Group generally will indemnify LFCM Holdings and LAZ-MD Holdings for liabilities related to Lazard Group’s businesses and Lazard Group will indemnify LFCM Holdings and LAZ-MD Holdings for losses that they incur to the extent arising out of, or relating to, Lazard Group’s or Lazard Ltd’s breach of the master separation agreement. Several of the ancillary agreements that Lazard Group entered into together with the master separation agreement also provide for separate indemnification arrangements. For example, under the administrative services agreement, Lazard Group provides a range of services to LFCM Holdings, including information technology, general office and building services and financing and accounting services, and LFCM Holdings will generally indemnify Lazard Group for liabilities that Lazard Group incurs arising from the provision of these services absent Lazard Group’s intentional misconduct. Lazard Group may face claims for indemnification from LFCM Holdings and LAZ-MD Holdings under these provisions regarding matters for which Lazard Group has agreed to indemnify them. If these liabilities are significant, Lazard Group may be required to make substantial payments, which could materially adversely affect our results of operations. Also, in connection with the CP II MgmtCo Spin-Off (as defined in Note 20 of Notes to Consolidated Financial Statements), the subsidiary of LFCM

Holdings that manages CP II MgmtCo has generally agreed to indemnify us against certain losses related to Corporate Partners Limited II that arise after the date of closing of the CP II MgmtCo Spin-Off. However, should persons seek to hold us responsible for liabilities assumed by CP II MgmtCo, we may not be able to recover any or all of the amount of our losses from CP II MgmtCo if CP II MgmtCo is financially unable to perform under its indemnification obligations.

We may have potential business conflicts of interest with LAZ-MD Holdings and LFCM Holdings with respect to our past and ongoing relationships that could harm our business operations.

Pursuant to the LAZ-MD Holdings amended and restated stockholders’ agreement, LAZ-MD Holdings will vote the single share of Lazard Ltd Class B common stock, which, as of December 31, 2010, represented approximately 6.0% of Lazard Ltd’s voting power, as directed by its individual members who are party to that agreement. These same persons generally own and control LFCM Holdings, which holds the separated businesses. In addition, several employees of Lazard provide services to LFCM Holdings. Conflicts of interest may arise between LFCM Holdings and us in a number of areas relating to our past and ongoing relationships, including:

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

The following table lists the properties used for the entire Lazard organization as of December 31, 2010, including properties used by the separated businesses. As a general matter, one or both of our Financial Advisory and Asset Management segments (as well as our Corporate segment) uses the following properties. We license and sublease to LFCM Holdings certain office space, including office space that is used by the separated businesses. This includes subleasing or licensing 31,854 square feet in New York City located at 30 Rockefeller Plaza to LFCM Holdings. Additionally, our New York, London and other offices sublease 37,202, 55,676 and 26,302 square feet, respectively, to third parties. We remain fully liable for the subleased space to the extent LFCM Holdings, or the third parties, fail to perform their obligations under the subleases for any reason.

Location	Square Footage	Offices
New York City	380,354 square feet of leased space	Principal office located at 30 Rockefeller Plaza.
Other North America	151,951 square feet of leased space	Atlanta, Boston, Charlotte, Chicago, Houston, Los Angeles, Minneapolis, Montreal, San Francisco and Washington D.C.
Paris	170,644 square feet of owned and leased space	Principal office located at 121 Boulevard Haussmann.
London	86,695 square feet of leased space	Principal office located at 50 Stratton Street.
Other Europe	119,788 square feet of leased space	Amsterdam, Bordeaux, Brussels, Frankfurt, Hamburg, Lyon, Madrid, Milan, Stockholm and Zurich.
Asia, Australia and Other	74,721 square feet of leased space	Beijing, Dubai City, Hong Kong, Melbourne, Mumbai, Perth, Seoul, Singapore, Sydney and Tokyo.

We believe that we currently maintain sufficient space to meet our anticipated needs. We have agreed to enter into an amendment (the “Lease Amendment”) of the leases relating to our offices in Rockefeller Center, New York, New York (the “Leased Premises”). The effectiveness of the Lease Amendment is conditioned upon receipt of customary documentation evidencing, among other things, the consent of the lender holding a mortgage covering the Leased Premises. The Lease Amendment provides that the term of the lease will be extended until 2033.

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

Item 4.	(Removed and Reserved)

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2010, approximately 94.0% and 6.0% of our common membership interests are held by wholly-owned subsidiaries of Lazard Ltd and by LAZ-MD Holdings, respectively. Our co-managing member interests are held by two indirect wholly-owned subsidiaries of Lazard Ltd and our profit participation interests are held by various managing directors. There are no public trading markets for any of these interests.

Subsequent to the equity public offering, pursuant to provisions of its amended and restated Operating Agreement, Lazard Group distributions in respect of common membership interests are allocated to the holders of such interests on a pro rata basis. Such distributions represent amounts necessary to fund (i) dividends Lazard Ltd declares on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests. During the years ended December 31, 2010, 2009 and 2008, Lazard Group distributed approximately $9.8 million, $17.4 million and $20.7 million, respectively, to LAZ-MD Holdings and approximately $50.6 million, $33.5 million and $23.1 million, respectively, to the subsidiaries of Lazard Ltd, which latter amounts were used by Lazard Ltd to pay dividends to third-party stockholders of its Class A common stock. In addition, during the years ended December 31, 2010, 2009 and 2008, Lazard Group made tax distributions of approximately $61.6 million, $67.3 million and $83.4 million, respectively, including $9.5 million, $25.3 million and $39.2 million, respectively, paid to LAZ-MD Holdings and approximately $52.1 million, $42.0 million and $44.2 million, respectively, paid to subsidiaries of Lazard Ltd.

Item 6.	Selected Financial Data

The following table sets forth the selected consolidated financial data for the Company for all years presented.

The consolidated statements of financial condition and operations data as of and for each of the years in the five-year period ended December 31, 2010 have been derived from Lazard Group’s consolidated financial statements. The audited consolidated statements of financial condition as of December 31, 2010 and 2009 and consolidated statements of operations for each of the years in the three year period ended December 31, 2010 are included elsewhere in this Form 10-K. The audited consolidated statements of financial condition as of December 31, 2008, 2007 and 2006, and the audited consolidated statements of operations for the years ended December 31, 2007 and 2006, are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and related notes included elsewhere in this Form 10-K.

Selected Consolidated Financial Data

	As Of Or For The Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Consolidated Statements of Operations Data
Net Revenue:
Financial Advisory (a)	$1,119,867	$986,820	$1,022,913	$1,240,177	$973,337
Asset Management (b)	849,662	601,652	614,781	724,751	553,212
Corporate (c)	(65,024)	(58,509)	(82,725)	(48,035)	(33,380)

Net Revenue	1,904,505	1,529,963	1,554,969	1,916,893	1,493,169

Compensation and Benefits (d)	1,194,158	1,309,231	1,128,243	1,123,058	891,411
Other Operating Expenses (e)	463,538	402,720	384,697	357,771	268,082

Total Operating Expenses	1,657,696	1,711,951	1,512,940	1,480,829	1,159,493

Operating Income (Loss)	$246,809	$(181,988)	$42,029	$436,064	$333,676

Net Income (Loss)	$201,424	$(213,715)	$12,338	$347,278	$269,117

Net Income (Loss) Attributable to Lazard Group	$194,544	$(216,547)	$25,671	$342,134	$263,993

Consolidated Statements of Financial Condition Data
Total Assets	$3,336,284	$3,115,048	$2,885,582	$3,763,942	$3,187,207
Total Debt (f)	$1,249,753	$1,261,478	$1,264,575	$1,764,622	$1,308,945
Total Lazard Group Members’ Equity (Deficiency)	$369,565	$155,371	$105,629	$(26,307)	$(259,209)
Total Members’ Equity (Deficiency)	$490,447	$282,931	$126,510	$25,448	$(204,592)

Other Data
Assets Under Management	$155,337,000	$129,543,000	$91,109,000	$141,413,000	$110,437,000

Headcount:
Managing Directors:
Financial Advisory	129	150	151	138	128
Asset Management	64	56	56	48	43
Corporate	9	7	8	8	8
Other Employees:
Business segment professionals	999	990	1,032	1,003	816
Other professionals and support staff	1,131	1,091	1,187	1,261	1,205

Total	2,332	2,294	2,434	2,458	2,200

Notes (in thousands of dollars): (a) Financial Advisory net revenue consists of the following:
	For The Year Ended December 31,
	2010	2009	2008	2007	2006
M&A and Strategic Advisory	$714,059	$526,225	$814,660	$969,409	$792,537
Restructuring	293,875	376,710	119,283	127,175	70,625
Capital Markets and Other Advisory	111,933	83,885	88,970	143,593	110,175

Financial Advisory Net Revenue	$1,119,867	$986,820	$1,022,913	$1,240,177	$973,337

(b) Asset Management net revenue consists of the following:

	For The Year Ended December 31,
	2010	2009	2008	2007	2006
Management Fees	$715,885	$486,810	$568,436	$595,725	$450,323
Incentive Fees	86,298	74,795	34,961	67,032	59,371
Other Income	47,479	40,047	11,384	61,994	43,518

Asset Management Net Revenue	$849,662	$601,652	$614,781	$724,751	$553,212

(c)	“Corporate” includes interest expense (net of interest income), investment income (losses) from certain investments and net revenue earned by LFB through its money market desk and commercial banking operations, as well as any gains or losses from the extinguishment of debt.
(d)	Includes (i) in 2010, $24,860 relating to the acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards; (ii) in 2009, charges of $86,514 related to the acceleration of amortization expense relating to the vesting of RSUs held by Lazard’s former Chairman and Chief Executive Officer as the result of his death in October 2009 and $60,512 related to the accelerated vesting of the then unamortized portion of previously awarded deferred cash incentive awards; and (iii) in 2008, $197,550 relating to the compensation portion of the LAM Merger charge.
(e)	Includes (i) in 2010, restructuring expense of $87,108 related to the restructuring plan announced in the first quarter of 2010; (ii) in 2009, restructuring expense of $62,550 related to the restructuring plan announced in the first quarter of 2009; and (iii) in 2008, $2,000 of non-compensation-related transaction costs relating to the LAM Merger.
(f)	Represents the aggregate amount reflected in the Company’s consolidated statements of financial condition relating to senior debt, capital lease obligations and subordinated debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	Asset Management, which includes strategies for the management of equity and fixed income securities and alternative investment and private equity funds, as well as wealth management.

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

Lazard also has a long history of making alternative investments with its own capital, usually alongside capital of qualified institutional and individual investors. At the time of Lazard Ltd’s equity public offering and as a part of the separation, we transferred to LFCM Holdings LLC (“LFCM Holdings”) all of our alternative investment activities, except for Fonds Partenaires Gestion SA (“FPG”), our private equity business in France. Such activities transferred to LFCM Holdings represented the alternative investment activities of Lazard Alternative Investments Holdings LLC (“LAI”) and included private equity investments of Corporate Partners II Limited (“CP II”) and Lazard Senior Housing Partners LP (“Senior Housing”). We also transferred to LFCM Holdings certain principal investments by Lazard Group in the funds managed by the separated businesses, subject to certain options by us to reacquire such investments, while we retained our investment in our French private equity funds. CP II was managed by a subsidiary of LAI until February 16, 2009. Effective February 17, 2009, ownership and control of CP II was transferred to the investment professionals who manage CP II. Since 2005, consistent with our obligations to LFCM Holdings, we have engaged in a number of alternative investments and private equity activities. Effective September 30, 2009, the Company sold FPG, the effect of which did not have a material impact on our financial condition or results of operations. Operating results of FPG were included in our consolidated financial statements through the effective date of sale. See Note 20 of Notes to Consolidated Financial Statements for additional information regarding alternative investments.

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

The Company’s consolidated net revenue was derived from the following segments:

	Year Ended December 31
	2010	2009	2008
Financial Advisory	59%	65%	66%
Asset Management	45	39	39
Corporate	(4)	(4)	(5)

Total	100%	100%	100%

Business Environment

Economic and global financial market conditions can materially affect our financial performance. As described above, the Company’s principal sources of revenue are derived from activities in our Financial Advisory and Asset Management business segments. As our Financial Advisory revenues are for the most part dependent on the successful completion of merger, acquisition, restructuring or similar transactions, and our Asset Management revenues are primarily driven by the levels of assets under management (“AUM”), weak economic and global financial market conditions, particularly in 2008 and 2009, led to a challenging business environment for M&A and fundraising activity, but opportunities for our restructuring business, which tends to be counter-cyclical.

However, in 2010, economic and market conditions in general in the U.S. and globally showed signs of an uneven recovery, with the respective equity markets generally experiencing double digit increases as compared to indicies at December 31, 2009. Overall, global markets in 2010 were also helped by government and central bank efforts to support government bond markets which, in turn, helped to lift corporate debt and equity markets. Significant volatility occurred during the second quarter due to fears of a debt crisis threatening certain European Union countries and banks, in addition to fears that the U.S. economy may enter into another recession driven by continued weaknesses in the job and housing sectors. The markets improved during the third and fourth quarters, driven in part in the U.S. by the Federal Reserve’s program of “quantitative easing” and the decision to extend the existing income tax rates. Also contributing to the recovery in 2010 were healthier credit markets, improved corporate earnings and continued low interest rates. These conditions continued to accelerate in the fourth quarter of 2010 and into early 2011. The improvement in the economic and market conditions in 2010 contributed to the improvement in our operating performance in both our Financial Advisory and Asset Management segments as compared to 2009.

During the past few years we have expanded our geographic reach and industry expertise. We believe that in this environment, companies, government bodies and investors will seek independent advice with a geographic perspective, deep understanding of capital structure, informed research and knowledge of global economic conditions, and that our business model as an independent, unconflicted adviser will continue to create opportunities for us to attract new clients and key personnel.

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

Financial Advisory

Global and trans-atlantic completed and announced M&A transactions for 2010 increased versus 2009, as shown in the following table, which sets forth industry statistics regarding the value and number of such transactions in such years:

	Year Ended December 31,
	2010	2009	% Incr /(Decr)
	($ in billions)
Completed M&A Transactions:
Global:
Value	$1,820	$1,806	1%
Number	30,103	29,858	1%
Trans-Atlantic:
Value	$ 135	$ 123	10%
Number	1,106	928	19%
Announced M&A Transactions:
Global:
Value	$2,317	$1,909	21%
Number	40,544	39,241	3%
Trans-Atlantic:
Value	$ 198	$ 133	49%
Number	1,329	1,121	19%

Source:	Thomson Financial as of January 7, 2011.

We continue to believe that we are relatively well positioned as our clients refinance, restructure and reposition their asset portfolios for growth. Overall M&A statistics regarding the number and size of announced transactions increased significantly in 2010 as compared to 2009.

Global restructuring activity during 2010 decreased from record levels in 2009 due to the decelerating pace of corporate debt defaults, partially resulting from the strengthening of the high yield and leveraged loan markets. According to Moody’s Investors Service, Inc., in 2010, a total of 59 issuers defaulted as compared to 266 in 2009. We believe that the number and value of corporate defaults in 2011 will be relatively flat compared to 2010, but due to our Restructuring assignments currently in progress, we expect that our Restructuring business will remain active, from advising companies during this period on matters relating to debt and financing restructuring and other on- and off-balance sheet assignments. Our Restructuring assignments are generally executed over a six- to twelve-month period.

Our Private Fund Advisory Group, which is part of our Financial Advisory segment and is conducted in the U.S. through LFNY, an SEC-registered broker-dealer and municipal advisor and member of the Financial Industry Regulatory Authority (“FINRA”) and the Municipal Securities Rulemakers Board (the “MSRB”), acts as placement agent for investment funds, including investment funds that have historically received capital from certain public pension funds. In April 2009, governmental officials in New York announced a new policy banning the use of placement agents by funds seeking investment contributions from the New York State and New York City public pension funds. The use of placement agents has also been prohibited or otherwise restricted with respect to investments by public pension funds in Illinois, Ohio, California and New Mexico, and similar measures are being considered or have been implemented in other jurisdictions. On June 30, 2010, the

SEC approved a rule that, among other things, will prohibit investment advisors from paying a third-party placement agent for soliciting investment advisory business from a U.S. governmental entity, unless the placement agent is (i) an SEC-registered investment advisor or (ii) an SEC-registered broker-dealer that is a member of FINRA and thus subject to FINRA’s forthcoming “pay-to-play” rule. On November 19, 2010, the SEC released a proposed amendment to that rule that, if approved, will prohibit investment advisors from paying a third-party placement agent for soliciting investment advisory business from a U.S. governmental entity, unless the placement agent is a “municipal advisor” that is registered with the SEC under Section 15B of the Securities Exchange Act of 1934, as amended, and subject to the “pay-to-play” rules that will be adopted by the MSRB. We are continuing to evaluate the potential impact of state, local and other restrictions on our Private Fund Advisory business.

Asset Management

As shown in the table below, major global market indices at December 31, 2010 increased in most markets as compared to such indices at December 31, 2009.

Percentage Change December 31, 2010 vs. 2009
MSCI World Index	10%
CAC 40	(3)%
DAX	16%
FTSE 100	9%
TOPIX 100	(1)%
MSCI Emerging Market	16%
Dow Jones Industrial Average	11%
NASDAQ	17%
S&P 500	13%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM. Accordingly, since market movements and foreign currency volatility impact the level of our AUM, such items will impact the level of revenues we receive from our Asset Management business. A substantial portion of our AUM is invested in equities, and market movements reflected in the changes in Lazard’s AUM during the period generally corresponded to the changes in global market indices. Our AUM at December 31, 2010 increased 20% versus AUM at December 31, 2009, with average AUM for 2010 increasing 32% as compared to our average AUM for 2009, reflecting significant market appreciation as well as net inflows during 2010. Such increased AUM contributed to significantly higher management fee revenues in 2010.

Financial Statement Overview

Net Revenue

The majority of Lazard’s Financial Advisory net revenue is earned from the successful completion of M&A transactions, strategic advisory matters, restructuring and capital structure advisory services, capital raising and similar transactions. The main drivers of Financial Advisory net revenue are overall M&A activity, the level of corporate debt defaults and the environment for capital raising activities, particularly in the industries and geographic markets in which Lazard focuses. In some client engagements, often those involving financially distressed companies, revenue is earned in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment and are not necessarily linked to the completion of a transaction. In addition, Lazard also earns fees from providing strategic advice to clients, with such fees not being dependent on a specific transaction, and from public and private securities offerings for referring opportunities to LFCM Holdings for underwriting and distribution of securities. The referral fees received from LFCM Holdings are generally one-half of the revenue recorded by LFCM Holdings in respect of such activities. Significant fluctuations in Financial Advisory net revenue can occur over the course of any given year, because a significant portion of such net revenue is earned upon the successful completion of a transaction, restructuring or capital raising activity, the timing of which is uncertain and is not subject to Lazard’s control.

Lazard’s Asset Management segment principally includes LAM, Lazard Frères Gestion SAS (“LFG”), Edgewater (commencing July 15, 2009), FPG (through its disposition on September 30, 2009) and Lazard Wealth Management LLC. Asset Management net revenue is derived from fees for investment management and advisory services provided to institutional and private clients. The main driver of Asset Management net revenue is the level of AUM, which is influenced by Lazard’s investment performance, its ability to successfully attract and retain assets, the broader performance of the global equity markets and, to a lesser extent, fixed income markets. As a result, fluctuations in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. Asset Management fees are generally based on the level of AUM measured daily, monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations, currency fluctuations, net client asset flows or otherwise, will result in a corresponding increase or decrease in management fees. The majority of our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In addition, as Lazard’s AUM includes significant assets that are denominated in currencies other than U.S. dollars, changes in the value of the U.S. dollar relative to foreign currencies will impact the value of Lazard’s AUM. Fees vary with the type of assets managed and the vehicle in which they are managed, with higher fees earned on equity assets, alternative investments (such as hedge funds) and private equity investments, and lower fees earned on fixed income and cash management products.

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

Corporate segment net revenue consists primarily of net interest income, including amounts earned at LFB, and investment gains and losses on the Company’s investment portfolio of LAM-managed equity funds and principal investments in equities, investments at LFB and alternative investment funds. Interest expense is also included in Corporate net revenue. Corporate net revenue can fluctuate due to changes in the fair value of investments classified as “trading”, and with respect to “available-for-sale”, when realized, or, with respect to “available-for-sale” and “held-to-maturity” investments, when a decline is determined to be other than temporary, as well as due to changes in interest and currency exchange rates and in the levels of cash, investments and indebtedness. Corporate net revenue also includes “equity method” investments, including, in 2009, the write-off of the Company’s investment in the Sapphire warrants (see Note 5 of Notes to Consolidated Financial Statements). As of December 31, 2010, the Company no longer holds “available-for-sale” or “held-to-maturity” investments.

Effective July 1, 2008, as permitted by accounting principles generally accepted in the U.S (“U.S. GAAP”), the portion of LFB’s corporate debt portfolio that had been previously designated as “trading” was re- designated to “available-for-sale.” During the fourth quarter of 2010, all of LFB’s remaining “available-for-sale” portfolio was sold, with net realized losses on a pre-tax basis reclassified from “accumulated other comprehensive income (loss), net of tax” (“AOCI”) to “investment gains (losses)”. For the years ended December 31, 2010, 2009 and 2008, the Company recorded net investment gains (losses) of $13 million, $29 million and $(41) million, respectively, in AOCI.

Although Corporate segment net revenue during the year ended December 31, 2010 represented (4)% of Lazard’s net revenue, total assets in Corporate represented 55% of Lazard’s consolidated total assets as of December 31, 2010, which is attributable to assets associated with LFB, investments in government bonds, fixed income funds, LAM-managed funds and other securities, private equity investments and cash.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for employees and managing directors. Our compensation and benefits expense includes amortization of the relevant portion of the share-based incentive compensation under the Lazard Ltd 2005 Equity Incentive Plan (“2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”), with such amortization generally determined on a straight-line basis over the vesting periods and not on the basis of revenue recognition (see Note 16 of Notes to Consolidated Financial Statements). Compensation expense in any given year is dependent on many factors, including general economic and market conditions, our operating and financial performance, staffing levels, and competitive pay conditions, the nature of revenues earned, as well as the mix between current and deferred compensation. Our compensation expense-to-operating revenue ratio for the years ended December 31, 2010, 2009 and 2008 was 59.0%, 71.6% and 55.6%, respectively, (with such ratios excluding, (i) in 2010, the compensation charge of approximately $25 million in connection with the accelerated vesting of share-based incentive awards related to the Company’s change in retirement policy, (ii) in 2009, the compensation charges of approximately $87 million related to the acceleration of amortization expense relating to the vesting of share-based incentive awards held by Lazard’s former Chairman and Chief Executive Officer as a result of his death in October 2009 and approximately $61 million relating to the accelerated vesting of the unamortized portion of previously awarded deferred cash incentive awards and (iii) in 2008, the compensation charge of approximately $197 million relating to the LAM Merger).

Lazard’s operating expenses also include “non-compensation expense” (which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services and other expenses), amortization of intangible assets related to acquisitions and, in 2010 and 2009, restructuring expense. Amortization of intangible assets related to acquisitions relates primarily to the July 2009 acquisition of Edgewater. Restructuring expense relates to certain staff reductions and realignment of personnel in the first quarters of 2010 and 2009, and includes severance and related benefits expense, the acceleration of unrecognized expense pertaining to restricted stock unit awards denominated in shares of Lazard Ltd Class A common stock (“RSUs”) previously granted to individuals who were terminated and certain other costs related to these initiatives.

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

Noncontrolling Interests

Noncontrolling interests primarily relate to the charge (credit) attributable to amounts related to Edgewater and various LAM-related general partnership interests (“GPs”) in limited partnerships held directly by certain of our LAM managing directors. See Note 15 of Notes to Consolidated Financial Statements for information regarding the Company’s noncontrolling interests.

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

During 2010, 2009 and 2008 the Company reported certain charges (the “2010 special items”, the “2009 special items” and the “2008 special item,” respectively, and collectively, the “2010, 2009 and 2008 special items”) that adversely impacted operating results for such years. The impact of such special items on the Company’s consolidated statements of operations for the respective years is described in more detail in the tables below.

	Year Ended December 31, 2010			Year Ended December 31, 2009				Year Ended December 31, 2008
	Restructuring (a)	RSU Retirement Amendment (b)	Total	Restructuring (c)	RSU Acceleration (d)	Deferred Cash Acceleration (e)	Total	LAM Merger
	($ in thousands)
Compensation		$24,860	$24,860		$86,514	$60,512	$147,026	$197,550
Non-Compensation								2,000
Restructuring	$87,108		87,108	$62,550			62,550

Operating Loss	(87,108)	(24,860)	(111,968)	(62,550)	(86,514)	(60,512)	(209,576)	(199,550)
Income Tax Benefit	5,680	1,363	7,043	6,401		2,566	8,967	7,427

Net Loss Attributable to Lazard Ltd.	$(81,428)	$(23,497)	$(104,925)	$(56,149)	$(86,514)	$(57,946)	$(200,609)	$(192,123)

(a)	Restructuring plan announced in the first quarter of 2010.
(b)	Accelerated amortization expense recognized in connection with the vesting of share-based incentive awards related to the amendment of the Company’s retirement policy.
(c)	Restructuring plan announced in the first quarter of 2009.
(d)	Acceleration of amortization expense recognized in connection with the vesting of share-based incentive awards held by Lazard’s former Chairman and Chief Executive Officer as a result of his death in October 2009.
(e)	Accelerated vesting of the unamortized portion of previously awarded deferred cash incentive awards (no portion of which relates to Lazard’s former Chairman and Chief Executive Officer).

A discussion of the Company’s consolidated results of operations for the years ended December 31, 2010, 2009 and 2008 is set forth below, followed by a more detailed discussion of business segment results. For comparability purposes in the discussion that follows, the respective year results are shown in tables below, as applicable, on both an “as reported” U.S. GAAP and “excluding special items” non-U.S. GAAP basis that management believes provides the most meaningful comparison between historical, present and future periods.

	Year Ended December 31, 2010
	U.S. GAAP As Reported	Impact of Special Items (a)	Non-U.S. GAAP Excluding Special Items
	($ in thousands)

Net Revenue	$1,904,505		$1,904,505

Operating Expenses:
Compensation and benefits	1,194,158	$24,860	1,169,298
Non-compensation expense	368,563		368,563
Amortization of intangible assets related to acquisitions	7,867		7,867
Restructuring	87,108	87,108	—

Total operating expenses	1,657,696		1,545,728

Operating Income	246,809		358,777
Provision (benefit) for income taxes	45,385	(7,043)	52,428

Net Income	201,424		306,349
Less – Net Income Attributable to Noncontrolling Interests	6,880		6,880

Net Income Attributable to Lazard Group	$194,544		$299,469

Operating Income, As A % Of Net Revenue	13%		19%

(a)	Represents charges related to the previously described special items. See Notes 16, 18 and 22 of Notes to Consolidated Financial Statements.

	Year Ended December 31, 2009
	U.S. GAAP As Reported	Impact of Special Items (a)	Non-U.S. GAAP Excluding Special Items
	($ in thousands)
Net Revenue	$1,529,963		$1,529,963

Operating Expenses:
Compensation and benefits	1,309,231	$147,026	$1,162,205
Non-compensation expense	335,180		335,180
Amortization of intangible assets related to acquisitions	4,990		4,990
Restructuring	62,550	62,550	—

Total operating expenses	1,711,951		1,502,375

Operating Income (Loss)	(181,988)		27,588
Provision (benefit) for income taxes	31,727	(8,967)	40,694

Net Income (Loss)	(213,715)		(13,106)
Less – Net Income Attributable to Noncontrolling Interests	2,832		2,832

Net Income (Loss) Attributable to Lazard Group	$(216,547)		$(15,938)

Operating Income (Loss), As A % Of Net Revenue	(12)%		2%

(a)	Represents charges related to the previously described special items. See Notes 16, 18 and 22 of Notes to Consolidated Financial Statements.

	Year Ended December 31, 2008
	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item
	($ in thousands)
Net Revenue	$1,554,969		$1,554,969

Operating Expenses:
Compensation and benefits	1,128,243	$197,550	930,693
Non-compensation expense	380,101	2,000	378,101
Amortization of intangible assets related to acquisitions	4,596		4,596

Total operating expenses	1,512,940		1,313,390

Operating Income	42,029		241,579
Provision (benefit) for income taxes	29,691	(7,427)	37,118

Net Income	12,338		204,461
Less – Net (Loss) Attributable to Noncontrolling Interests	(13,333)		(13,333)

Net Income Attributable to Lazard Group	$25,671		$217,794

Operating Income, As A % Of Net Revenue	3%		16%

(a)	Represents charges related to the previously described special item. See Notes 8 and 22 of Notes to Consolidated Financial Statements.

The table below describes the components of operating revenue, a non-U.S. GAAP measure used by the Company to manage total compensation and benefits expense to managing directors and employees. Management believes operating revenue provides the most meaningful basis for comparison between present, historical and future periods.

	Year Ended December 31,
	2010	2009	2008
	($ in thousands)
Operating revenue
Total revenue	$2,006,754	$1,643,243	$1,696,382
Add (deduct):
LFB interest expense (a)	(8,277)	(13,815)	(35,358)
Revenue related to noncontrolling interests (b)	(16,277)	(6,965)	13,348

Operating revenue	$1,982,200	$1,622,463	$1,674,372

(a)	The interest expense incurred by LFB is reported as a charge in determining operating revenue because LFB is a commercial bank and we consider its interest expense to be a cost directly related to the revenues of its business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount. Further, such results are offset by a charge or credit to noncontrolling interests.

Certain key ratios, statistics and headcount information for the years ended December 31, 2010, 2009 and 2008 are set forth below:

	Year Ended December 31,
	2010	2009	2008
As a % of Net Revenue, by Revenue Category:
Investment banking and other advisory fees	58%	62%	64%
Money management fees	43	37	39
Interest income	1	2	5
Other	3	6	1
Interest expense	(5)	(7)	(9)

Net Revenue	100%	100%	100%

See Note 22 of Notes to Consolidated Financial Statements for additional financial information on a geographic basis.

	As of December 31,
	2010	2009	2008
Headcount:
Managing Directors:
Financial Advisory	129	150	151
Asset Management	64	56	56
Corporate	9	7	8
Other Employees:
Business segment professionals	999	990	1,032
All other professionals and support staff	1,131	1,091	1,187

Total	2,332	2,294	2,434

Operating Results

As reflected in the tables of consolidated results of operations above, charges related to the 2010, 2009 and 2008 special items had a significant impact on the Company’s reported operating results. Lazard management believes that comparisons between years are most meaningful after excluding the impact of such items.

Year Ended December 31, 2010 versus December 31, 2009

The Company reported net income attributable to Lazard Group of $195 million, as compared to a net loss of $217 million in 2009. In both years these results were adversely affected by the 2010 and the 2009 special items, which served to reduce the net income attributable to Lazard Group in 2010 and 2009 by $105 million and $201 million, respectively. Excluding the after-tax impact of the 2010 and 2009 special items in each year, net income attributable to Lazard Group in 2010 was $299 million, an increase of $315 million as compared to the prior year. The changes in the Company’s operating results during these years are described below.

Net revenue increased $375 million, or 24%, as compared to 2009, with operating revenue increasing $360 million, or 22%. Fees from investment banking and other advisory activities increased $149 million, or 16%, including increases of $188 million, or 36%, in M&A and Strategic Advisory fees, as well as higher Capital Markets and Other Advisory fees, principally from our Private Fund Advisory Group business, with the latter due to an increase in the value and number of fund closings, which in the aggregate was partially offset by a $83 million, or 22%, decline in Restructuring fee revenues reflecting a reduction in restructuring activity as the economy improved and the number of corporate debt defaults declined. Money management fees, including incentive fees, increased $249 million, or 44%, principally due to a $33 billion, or 32%, increase in average

AUM for 2010, the result of market appreciation and net inflows during the last twelve months, a favorable change in the mix of AUM into higher margin equity products, and higher incentive fees earned in 2010. Interest income decreased $9 million, or 28%, due primarily to the lower interest rate environment. Other revenue decreased $25 million, or 28%, primarily due to a $17 million, or 59%, decline in underwriting fees as a result of a lower level of equity capital markets transactions, and foreign exchange losses, as compared to gains in 2009. Other revenue in 2010 includes investment gains of $19 million, as compared to gains of $20 million in 2009. The investment gains in 2010 are net of realized losses of $14 million in connection with the sale in the fourth quarter of LFB’s portfolio, while the gains in 2009 are net of a $13 million write-off of the Company’s investment in warrants of Sapphire Industrials Corp. (“Sapphire”), a special purpose acquisition company sponsored by Lazard. Interest expense decreased $11 million, or 10%, due to the lower interest rate environment and reduced levels of LFB’s customer deposits.

Compensation and benefits expense, including the 2010 and 2009 special items of $25 million and $147 million, respectively, decreased $115 million in 2010, or 9%. When excluding the 2010 and 2009 special items, compensation and benefits expense increased $7 million, or 1%, which includes an increase in base salaries, the provision for discretionary compensation and profit pools directly related to the increase in operating revenue and principally offset by a reduction in the amortization of share-based and deferred cash incentive awards. Compensation and benefits expense, excluding the 2010 and 2009 special items, was 59.0% and 71.6% of operating revenue for 2010 and 2009, respectively. The reduction in the compensation ratio for 2010 is due primarily to operating revenue leverage and the execution of our previously announced goal to grow annual compensation expense at a slower rate than operating revenue.

Non-compensation expense increased $33 million, or 10%. Factors contributing to this increase include higher spending on travel and other business development activities, technology and fund administration expenses related to a higher level of business activity and AUM. The ratio of non-compensation expense to operating revenue was 18.6% as compared to 20.7% of operating revenue for 2009.

Amortization of intangible assets increased $3 million, principally due to the Edgewater acquisition in July 2009.

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

Operating income for 2010 was $247 million, as compared to an operating loss of $182 million in the prior year (with such amounts including the impact of the 2010 and 2009 special items) and, as a percentage of net revenue, was 13% as compared to (12)% in 2009. Excluding the impact of the 2010 and 2009 special items in each year, operating income was $359 million, an increase of $331 million, as compared to an operating income of $28 million in 2009, and, as a percentage of net revenue, was 19%, as compared to 2%, respectively.

The provision for income taxes was $45 million and $32 million in 2010 and 2009, respectively, representing effective tax rates of 18.4% and (17.4)% in 2010 and 2009, respectively. When excluding the tax benefits of $7 million and $9 million relating to the 2010 and 2009 special items, respectively, the income tax provision was $52 million in 2010 compared to $41 million in 2009, representing effective tax rates of 14.6% and 147.5% in 2010 and 2009, respectively. The reduction in the effective tax rate in 2010 is principally due to a change in the geographic mix of operating income between the respective years.

Net income attributable to noncontrolling interests, increased $4 million, as compared to 2009.

Year Ended December 31, 2009 versus December 31, 2008

The Company reported a net loss attributable to Lazard Group of $217 million for the year ended December 31, 2009, a decrease of $243 million, as compared to net income of $26 million in 2008. Such decrease was, in part, the result of the 2009 special items, which in the aggregate served to reduce net income attributable to Lazard Group by $201 million. Partially offsetting such items was the impact in 2008 of the 2008 special item, which reduced net income attributable to Lazard Group in that year by $192 million. Excluding the after-tax impact of the 2009 and 2008 special items, the net loss attributable to Lazard Group in the year ended December 31, 2009 was $16 million, a decrease of $234 million, or 107%, as compared to 2008. Such reduction in net income attributable to Lazard Group in 2009 was primarily affected by higher amounts relating to compensation and benefits expense due to (i) a change in the Company’s compensation policy, which resulted in an increase in the cash component of compensation (which is expensed currently), and a decrease in the aggregate amount of compensation amortizable over future periods, and (ii) an increased amount of amortization expense related to previously granted equity-based incentive compensation and the current year portion of the previously awarded deferred cash incentive awards, partially offset by reductions in non-compensation expense, income taxes and net income attributable to noncontrolling interests. The change in the Company’s compensation policy was designed to reduce future amortization expense associated with the equity-based compensation component, to allow greater flexibility in the future to address competitive conditions, to more closely align the current pay cycle with reported compensation and revenues, and to maintain significant retention mechanisms by focusing stock grant awards at the more senior levels, where they are more highly effective and valued.

Net revenue decreased $25 million, or 2%, for the year ended December 31, 2009, as compared to 2008, with operating revenue decreasing $52 million, or 3%, as compared to 2008. Fees from investment banking and other advisory activities decreased $35 million, or 4%, as compared to 2008, principally reflecting a change in the composition of advisory activities as a $288 million, or 35%, decline in M&A and Strategic Advisory revenue, was partially offset by a $257 million, or 216%, increase in Restructuring revenue, which includes fees for advising on distressed asset sales. Money management fees in 2009, including incentive fees, decreased $40 million, or 7%, as compared to 2008, due to a $19 billion, or 15%, decline in average AUM for the year ended December 31, 2009 versus 2008, primarily as the result of market depreciation experienced in 2008 and the first quarter of 2009, partially offset by higher incentive fees earned in 2009. Interest income decreased $47 million, or 58%, due primarily to a lower interest rate environment, combined with lower average cash balances and deposits with banks. Other revenue increased $69 million in the year ended December 31, 2009, as compared to 2008, principally due to investment income of $18 million in the Company’s investment portfolio, versus an aggregate loss of $53 million in LFB’s corporate debt portfolio (redesignated as “available-for-sale” effective July 1, 2008) and the Company’s investment portfolio in 2008. With respect to the latter, during 2009, the Company had in place a hedging strategy to minimize its risks associated with volatility in the equity markets. Partially offsetting the increase in other revenue in 2009 was a $13 million write-off relating to the Company’s investment in warrants of Sapphire. Interest expense for the year ended December 31, 2009 decreased $28 million, or 20%, primarily related to the Company’s May 2008 repurchase of $437 million aggregate principal amount of its 6.12% senior notes in connection with the remarketing of such notes, the partial repurchases of other senior notes, as well as a lower interest rate environment and reduced levels of LFB’s customer deposits.

Compensation and benefits expense for the year ended December 31, 2009 increased $181 million, as compared to 2008. Compensation and benefits expense in 2009 included special items aggregating $147 million, whereas the 2008 special item included a charge of approximately $197 million. When excluding the 2009 and 2008 special items, compensation and benefits expense increased $232 million, reflecting a change in the Company’s compensation policy as previously described, and the impact of an increase in the amortization expense associated with previously granted share-based incentive awards and the current year portion of the previously awarded deferred cash incentive awards. Compensation and benefits expense, excluding the 2009 and 2008 special items, was 71.6% and 55.6% of operating revenue in the years ended December 31, 2009 and 2008, respectively.

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

Amortization of intangible assets for the year ended December 31, 2009 was essentially unchanged principally due to lower amortization of intangibles related to the acquisitions of Goldsmith, Agio, Helms & Lynner and Carnegie, Wylie & Company (Holdings) PTY LTD, partially offset by the increase related to the Edgewater Acquisition.

As announced in the first quarter of 2009, we continued to redeploy our banking professionals into growth areas and reduced staffing in other areas to further optimize our mix of personnel. As a result, the 2009 special items include a pre-tax restructuring charge of $63 million in connection with severance and benefit payments, the acceleration of unrecognized expense pertaining to share-based incentive awards previously granted to individuals who were terminated and certain other costs related to the restructuring initiative.

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

The provision for income taxes for the year ended December 31, 2009 was $32 million, an increase of $2 million, as compared to a tax provision of $30 million in 2008. When excluding the tax benefits of $9 million and $7 million relating to the 2009 and 2008 special items, respectively, the income tax provision in 2009 increased $4 million, with such decrease principally due to the decline in operating income in 2009 as compared to 2008 and valuation allowance changes affecting the provision for income taxes. The Company’s effective tax rate was (17.4)% for the year ended December 31, 2009, as compared to 70.6% in 2008. When excluding the 2009 and 2008 special items, the effective tax rate was 147.5% in 2009, as compared to 15.4% in 2008.

Net income attributable to noncontrolling interests for the year ended December 31, 2009 increased $16 million, as compared to 2008, due to the Edgewater acquisition in 2009 and net change in LAM GP-related revenue.

Business Segments

The following is a discussion of net revenue and operating income for the Company’s business segments - Financial Advisory, Asset Management and Corporate. Each segment’s operating expenses include (i) compensation and benefits expenses that are incurred directly in support of the segment and (ii) other operating expenses, which include directly incurred expenses for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourcing, and indirect support costs (including compensation and benefits expense and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistical drivers such as, among other items, headcount, square footage and transactional volume. As reflected in the tables below, each segment’s operating results are presented, as applicable, on an “as reported” and “excluding special items” basis (see Note 22 of Notes to Consolidated Financial Statements).

Financial Advisory

The following tables summarize the operating results of the Financial Advisory segment for the years ended December 31, 2010, 2009 and 2008. Operating results for 2010 and 2009 are shown before and after the charges attributable to the Financial Advisory segment related to the 2010 and 2009 special items.

	Year Ended December 31, 2010			Year Ended December 31, 2009			Year Ended December 31, 2008
	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)	U.S. GAAP As Reported
	($ in thousands)
M&A and Strategic Advisory	$714,059		$714,059	$526,225		$526,225	$ 814,660
Restructuring	293,875		293,875	376,710		376,710	119,283
Capital Markets and Other Advisory	111,933		111,933	83,885		83,885	88,970

Net Revenue	1,119,867		1,119,867	986,820		986,820	1,022,913
Operating Expenses (c)	950,968	$19,571	931,397	998,727	$ 48,533	950,194	796,970

Operating Income	$168,899		$188,470	$(11,907)		$ 36,626	$ 225,943

Operating Income, As A Percentage Of Net Revenue	15%		17%	(1)%		4%	22%

	As of December 31,
	2010	2009	2008
Headcount (d):
Managing Directors	129	150	151
Other Employees:
Business segment professionals	673	681	696
All other professionals and support staff	222	211	246

Total	1,024	1,042	1,093

(a)	Represents the portion of the 2010 and 2009 special items attributable to the Financial Advisory segment (see Note 22 of Notes to Consolidated Financial Statements).
(b)	A non-U.S. GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.
(c)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(d)	Excludes headcount related to indirect support functions, with such headcount being included in the Corporate segment.

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

	Year Ended December 31,
	2010	2009	2008
Lazard Statistics:
Number of Clients With Fees Greater than $1 million	255	257	220
Percentage of Total Financial Advisory Revenue from Top 10 Clients (a)	16%	17%	20%
Number of M&A Transactions Completed With Values Greater than $1 billion (b)	33	40	40

(a)	There were no individual clients that constituted more than 10% of our Financial Advisory segment net revenue in the years ended December 31, 2010, 2009 or 2008.
(b)	Source: Thomson Financial as of January 7, 2011.

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

	Year Ended December 31,
	2010	2009	2008
United States	58%	51%	50%
Europe	37	43	43
Rest of World	5	6	7

Total	100%	100%	100%

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

Financial Advisory Results of Operations

As reflected in the tables of operating results of the Financial Advisory segment above, the portion of the 2010 and 2009 special items attributable to the Financial Advisory segment had a significant impact on the segment’s reported operating results for such years. Lazard management believes that comparisons between years are most meaningful after excluding the impact of such items.

Year Ended December 31, 2010 versus December 31, 2009

Financial Advisory net revenue increased $133 million, or 13%, as compared to 2009, reflecting increases in M&A and Strategic Advisory revenue of $188 million, or 36% and Capital Markets and Other Advisory net revenue of $28 million, or 33%, partially offset by declines in Restructuring revenue of $83 million, or 22%.

The increase in M&A and Strategic Advisory revenue was principally due to higher average fees per M&A and Strategic Advisory assignment. Our major clients, which in the aggregate represented 25% of our M&A and Strategic Advisory revenue for the year, included 3G Capital, Abraxis Bioscience, Coca-Cola Enterprises, Continental Airlines, Cote d’Ivoire, Kraft Foods, Marken, Newcrest Mining, Ocarina Trust, Royal Bank of Scotland Group and SSL International.

Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings, distressed asset sales and advice on complex on- and off-balance sheet assignments. The decrease in Restructuring revenue was principally driven by a significant decline in retainer fees due to a decline in the number of active assignments in 2010 as compared to the prior year. Notable assignments completed in 2010 included Alliance Bank Joint Stock Company, BTA Bank JSC, Evraz Group, Extended Stay Deluxe Studios and LNR Property.

The increase in Capital Markets and Other Advisory net revenue principally reflected increased revenue in our Private Fund Advisory Group, resulting from an increase in the number and value of fund closings, and was partially offset by decreases in underwriting fees from public offerings.

Operating expenses decreased $48 million, or 5%, as compared to 2009. Excluding the impact of the 2010 and 2009 special items attributable to the Financial Advisory segment, operating expenses decreased $19 million, or 2%. The principal contributor to the decrease was a decline in the amortization of share-based and deferred cash incentive compensation awards, which was partially offset by a higher provision for discretionary compensation related to the increase in operating revenue, as well as higher costs related to travel, other business development and technology expenses.

Financial Advisory operating income was $169 million, an increase of $181 million, as compared to the 2009 period, and represented 15% of segment net revenues in 2010. Excluding the impact of the 2010 and 2009 special items attributable to the Financial Advisory segment, operating income in 2010 increased $152 million, and represented 17% of segment net revenues, as compared to 4% in 2009.

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

The decrease in M&A and Strategic Advisory revenue for the year ended December 31, 2009 was principally due to the adverse economic and market conditions described above, which resulted in lower average fees per transaction for M&A and Strategic Advisory clients, as well as those clients generating fee revenues greater than $1 million. However, throughout 2009, M&A and Strategic Advisory quarterly revenue improved sequentially, with revenue in the second half of 2009 up 28%, as compared to the first half of 2009. Our major clients, which in the aggregate represented 25% of our M&A and Strategic Advisory revenue for the year, included Acciona, Anheuser-Busch InBev, Barclays, Caisse d’Epargne, Republic of Ecuador, SFGI-FPIM, GlaxoSmithKline, Haas Family Trusts, IBM and Saint-Gobain.

Restructuring revenue during the year ended December 31, 2009 increased significantly as compared to 2008 due to the significant increases in defaults and in-court and out-of-court restructurings. Notable assignments completed in 2009 included Cemex, Charter Communications, Lehman Brothers, Nortel Networks and the UAW.

The decrease in Capital Markets and Other Advisory net revenue reflected decreases in the value of fund closings by our Private Fund Advisory Group and private placements by our Capital Markets Group, as well as declines in Equity Capital Markets transactions, all of which were impacted by the uncertainty of the financial markets during 2009.

Operating expenses for the year ended December 31, 2009 increased $202 million, or 25%, as compared to 2008. Excluding the impact of the 2009 special item attributable to the Financial Advisory segment, operating expenses increased $153 million, or 19%, as compared to 2008. Contributing to the increase was the change in the Company’s compensation policy as previously described, an increase in the amortization expense associated with previously granted share-based incentive awards and the current year portion of the previously awarded deferred cash incentive awards, which were partially offset by lower salaries and benefits due to the impact of the staff reductions associated with the restructuring program implemented during the first quarter of 2009, the strengthening of the U.S. dollar versus foreign currencies, and lower costs related to travel and other business development expenses, including recruiting, technology expenses and amortization of intangible assets.

Financial Advisory operating loss for 2009 was $12 million, a decrease of $238 million as compared to 2008, and represented (1)% of segment net revenues for 2009, as compared to 22% in 2008. Excluding the impact of the 2009 special item attributable to the Financial Advisory segment, operating income decreased $189 million and represented 4% of segment net revenues in 2009, as compared to 22% in 2008.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of December 31,
	2010	2009	2008
	($ in millions)
AUM:
International Equities	$32,037	$32,268	$25,000
Global Equities	77,965	58,332	31,553
U.S. Equities	21,298	16,003	13,177

Total Equities	131,300	106,603	69,730

European and International Fixed Income	12,249	13,763	12,690
Global Fixed Income	1,705	1,794	1,183
U.S. Fixed Income	3,190	2,499	1,951

Total Fixed Income	17,144	18,056	15,824

Alternative Investments	5,524	3,936	3,196
Private Equity	1,294	839	1,579
Cash Management	75	109	780

Total AUM	$155,337	$129,543	$91,109

Average AUM for the years ended December 31, 2010, 2009 and 2008 is set forth below. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Year Ended December 31,
	2010	2009	2008
	($ in millions)
Average AUM	$137,381	$103,988	$122,828

Total AUM at December 31, 2010 increased $26 billion, or 20%, as compared to that at December 31, 2009. Average AUM for the year ended December 31, 2010 was 32% higher than the average AUM for 2009, principally the result of market appreciation (which was generally consistent with the industry as a whole) and net inflows occurring during 2010. International, Global and U.S. equities represented 21%, 50% and 14% of total AUM at December 31, 2010, respectively, versus 25%, 45% and 12% of total AUM at December 31, 2009, respectively.

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

As of December 31, 2010, approximately 90% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors versus 89% as of December 31, 2009, and, as of December 31, 2010, 10% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals, versus 11% at December 31, 2009.

As of December 31, 2010, AUM denominated in foreign currencies represented approximately 40% of our total AUM, as compared to 45% at December 31, 2009. Foreign denominated AUM declines in value with the strengthening of the U.S. dollar and increases in value as the U.S. dollar weakens.

The following is a summary of changes in AUM for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
	($ in millions)
AUM—Beginning of Year	$129,543	$91,109	$141,413
Net Flows(a)	9,346	10,253	1,371
Acquisitions/(Dispositions)(b)	-	(831)	-
Market and Foreign Exchange Appreciation (Depreciation)	16,448	29,012	(51,675)

AUM—End of Year	$155,337	$129,543	$91,109

(a)	Includes inflows of $35,028, $30,984 and $25,923 and outflows of $25,682, $20,731 and $24,552 for the years ended December 31, 2010, 2009 and 2008, respectively.
(b)	Includes AUM and unfunded fee-earning commitments related to the Edgewater Acquisition, offset by the disposition of private equity AUM related to the sale of FPG.

During the year ended December 31, 2010, inflows were principally in Global Equities due to increased investments in existing accounts, as well as new accounts gained. Outflows in 2010 occurred primarily in Global and International Equity and certain Fixed Income products.

During the year ended December 31, 2009, inflows, which principally occurred in the second half of the year, were in a broad range of products, with emphasis on Global Equity products due to increased investments in existing accounts as well as new accounts gained. Outflows in 2009 occurred most significantly in U.S. and International Equity products.

As of February 18, 2011, AUM was $158.7 billion, a $3.4 billion increase since December 31, 2010. The change in AUM was due to market/foreign exchange appreciation of $3.2 billion and net inflows of $0.2 billion. Market appreciation was approximately 2% of AUM since December 31, 2010, which was generally consistent with the increase in global market indices during that period.

The following tables summarize the operating results of the Asset Management segment for the years ended December 31, 2010, 2009 and 2008. Operating results for the respective years are shown before and after the charges attributable to the Asset Management segment related to the 2010, 2009 and 2008 special items.

	Year Ended December 31, 2010
	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)
	($ in thousands)
Revenue:
Management Fees	$715,885		$715,885
Incentive Fees	86,298		86,298
Other Income	47,479		47,479

Net Revenue	849,662		849,662
Operating Expenses (c)	584,348	$2,902	581,446

Operating Income	$265,314		$268,216

Operating Income, As A Percentage of Net Revenue	31%		32%

	Year Ended December 31, 2009
	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)
	($ in thousands)
Revenue:
Management Fees	$486,810		$486,810
Incentive Fees	74,795		74,795
Other Income	40,047		40,047

Net Revenue	601,652		601,652
Operating Expenses (c)	504,452	$7,508	496,944

Operating Income	$97,200		$104,708

Operating Income, As A Percentage of Net Revenue	16%		17%

	Year Ended December 31, 2008
	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)
	($ in thousands)
Revenue:
Management Fees	$568,436		$568,436
Incentive Fees	34,961		34,961
Other Income	11,384		11,384

Net Revenue	614,781		614,781
Operating Expenses (c)	678,170	$197,550	480,620

Operating Income (Loss)	$(63,389)		$134,161

Operating Income (Loss), As A Percentage of Net Revenue	(10)%		22%

	As of December 31,
	2010	2009	2008
Headcount(d):
Managing Directors	64	56	56
Other Employees:
Business segment professionals	315	299	328
All other professionals and support staff functions	297	273	301

Total	676	628	685

(a)	Represents the portion of the 2010, 2009 and 2008 special items attributable to the Asset Management segment (see Note 22 of Notes to Consolidated Financial Statements).
(b)	A non-U.S. GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.
(c)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(d)	Excludes headcount related to indirect support functions, with such headcount being included in the Corporate segment.

Our top ten clients accounted for 22%, 23% and 25% of our total AUM at December 31, 2010, 2009 and 2008, respectively, and there were no individual clients that constituted more than 10% of our Asset Management segment net revenue during any of the years ended December 31, 2010, 2009 and 2008.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Year Ended December 31,
	2010	2009	2008
United States	59%	53%	52%
Europe	31	36	37
Rest of World	10	11	11

Total	100%	100%	100%

Asset Management Results of Operations

As reflected in the tables of operating results of the Asset Management segment above, the portion of the 2010, 2009 and 2008 special items attributable to the Asset Management segment had a significant impact on the segment’s reported operating results for such years. Lazard management believes that comparisons between years are most meaningful after excluding the impact of such items.

Year Ended December 31, 2010 versus December 31, 2009

Asset Management net revenue increased $248 million, or 41%, as compared to 2009. Management fees increased $229 million, or 47%, as compared to 2009, driven by a 32% increase in average AUM. This increase was due largely to the increase in equity market indices, a favorable change in the mix of AUM into higher margin equity products and net inflows. Incentive fees, consisting of traditional long-only and alternative investment strategies, increased $12 million, or 15%, as compared to 2009. Other revenue increased $7 million, or 19%, as compared to 2009, principally due to increased investment and commission income.

Operating expenses increased $80 million, or 16%, as compared to 2009. Excluding the impact of the 2010 and 2009 special items attributable to the Asset Management segment, operating expenses increased $85 million, or 17%, principally due to a higher provision for discretionary compensation and profit pools related to the increase in operating revenue, as well as higher fees for outsourced services related to AUM growth and an increase in the amortization of intangible assets relating to the Edgewater acquisition.

Asset Management operating income was $265 million, an increase of $168 million, as compared to $97 million in 2009, and represented 31% of segment net revenue. When excluding the impact of the 2010 and 2009 special items attributable to the Asset Management segment, operating income increased $164 million, and represented 32% of segment net revenue as compared to 17% for the prior year.

Year Ended December 31, 2009 versus December 31, 2008

Asset Management net revenue in the year ended December 31, 2009 declined $13 million, or 2%, as compared to 2008. Management fees for 2009 decreased $82 million, or 14%, as compared to 2008, driven by a 15% decrease in average AUM. This decrease was due largely to the decline in equity markets, which was partially offset by the impact of a change in the mix of investment products and levels of management fees on certain products. However, consistent with the sequential increase in quarterly average AUM described above, management fee revenue was 44% higher in the second half of 2009 as compared to the first half of 2009. Incentive fees in 2009 increased $40 million, or 114%, as compared to 2008, relating to both alternative and traditional long-only investment strategies. Other revenue increased $29 million, or 252%, as compared to 2008, principally as a result of higher revenue from noncontrolling interests, foreign exchange remeasurement gains and investment income.

Operating expenses for 2009 decreased by $174 million, or 26%, as compared to 2008. When excluding the impact of the 2009 and 2008 special items attributable to the Asset Management segment, operating expenses in 2009 increased $16 million, or 3%, principally due to the change in the Company’s compensation policy as previously described. Also impacting the increase was an increase in the current year portion of amortization expense associated with previously awarded deferred cash incentive awards, higher fees for outsourced services and an increase in the amortization of intangible assets relating to the Edgewater Acquisition, partially offset by decreased compensation related to reduced headcount, and declines in business development expenses for travel and market-related data and professional fees.

Asset Management operating income for the year ended December 31, 2009 was $97 million, an increase of $160 million, as compared to an operating loss of $63 million in 2008, and represented 16% of segment net revenue in 2009, as compared to (10)% in 2008. When excluding the impact of the 2009 and 2008 special items attributable to the Asset Management segment, operating income in 2009 decreased $29 million, or 22%, when compared to 2008, and represented 17% of segment net revenue in 2009 as compared to 22% for 2008.

Corporate

The following tables summarize the results of the Corporate segment:

	Year Ended December 31, 2010
	U.S. GAAP As Reported	Impact of Special Items (a)	Non-U.S. GAAP Excluding Special Items (b)
	($ in thousands)
Interest Income	$19,381		$19,381
Interest Expense	(100,296)		(100,296)

Net Interest (Expense)	(80,915)		(80,915)
Other Revenue	15,891		15,891

Net Revenue (Expense)	(65,024)		(65,024)
Operating Expenses	122,380	$89,495	32,885

Operating Loss	$(187,404)		$(97,909)

	Year Ended December 31, 2009
	U.S. GAAP As Reported	Impact of Special Items (a)	Non-U.S. GAAP Excluding Special Items (b)
	($ in thousands)
Interest Income	$28,191		$28,191
Interest Expense	(108,521)		(108,521)

Net Interest (Expense)	(80,330)		(80,330)
Other Revenue	21,821		21,821

Net Revenue (Expense)	(58,509)		(58,509)
Operating Expenses	208,772	$153,535	55,237

Operating Loss	$(267,281)		$(113,746)

	Year Ended December 31, 2008
	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)
	($ in thousands)
Interest Income	$62,969		$62,969
Interest Expense	(139,620)		(139,620)

Net Interest (Expense)	(76,651)		(76,651)
Other Revenue	(6,074)		(6,074)

Net Revenue (Expense)	(82,725)		(82,725)
Operating Expenses	37,800	$2,000	35,800

Operating Loss	$(120,525)		$(118,525)

	As of December 31,
	2010	2009	2008
Headcount (c):
Managing Directors	9	7	8
Other Employees:
Business segment professionals	11	10	8
All other professionals and support staff	612	607	640

Total	632	624	656

(a)	Represents the portion of the 2010, 2009 and 2008 special items attributable to the Corporate segment (see Note 22 of Notes to Consolidated Financial Statements).
(b)	A non-U.S. GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.
(c)	Includes headcount related to support functions.

Corporate Results of Operations

As reflected in the table of operating results of the Corporate segment above, the 2010, 2009 and 2008 special items attributable to the Corporate segment had a significant impact on the segment’s reported operating results in such years. Lazard management believes that comparisons between years are most meaningful after excluding the impact such items.

Year Ended December 31, 2010 versus December 31, 2009

Net interest expense was relatively unchanged as compared to 2009. Other revenue declined $6 million, or 27%, compared to 2009, reflecting foreign exchange losses in 2010 as compared to gains in 2009, and lower investment income. Investment income in 2010 includes realized losses of $14 million in connection with the fourth quarter sale of LFB’s portfolio, as compared to the $13 million write-off in 2009 of the Company’s investment in warrants of Sapphire.

Operating expenses decreased $86 million, or 41%, the principal portion of which related to the net impact of the 2010 and 2009 special items attributable to the Corporate segment. When excluding the impact of the 2010 and 2009 special items, operating expenses declined $22 million, or 40%, principally due to a decline in the amortization of share-based and deferred cash incentive compensation awards, which was partially offset by a higher provision in discretionary compensation related to the increase in the Company’s operating revenue.

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

Operating expenses for 2009 increased $171 million, as compared to 2008, principally due to the net impact of the 2009 and 2008 special items attributable to the Corporate segment. When excluding the impact of the 2009 and 2008 special items, operating expenses increased $19 million, or 54%, in 2009. Factors contributing to the increase were principally due to the change in the Company’s compensation policy described above, as well as an increase in the amortization expense associated with the current year portion of previously awarded deferred cash incentive awards, which were partially offset by the $12 million provision for counterparty defaults in 2008.

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

Summary of Cash Flows:

	Year Ended December 31,
	2010	2009
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income (loss)	$201.4	$(213.7)
Noncash charges (a)	361.6	392.4
Other operating activities (b)	(509.4)	92.7

Net cash provided by operating activities	53.6	271.4
Investing activities (c)	411.7	(96.6)
Financing activities (d)	(330.0)	(207.4)
Effect of exchange rate changes	(10.3)	25.0

Net Increase in Cash and Cash Equivalents	125.0	(7.6)
Cash and Cash Equivalents:
Beginning of Year	899.7	907.3

End of Year	$1,024.7	$899.7

(a) Consists of the following:

Depreciation and amortization of property	$22.7	$22.5
Amortization of deferred expenses, stock units and interest rate hedge	315.6	371.4
Investment losses (including other-than-temporary impairment losses)	8.9	1.8
Deferred tax provision (benefit)	6.1	(8.0)
Amortization of intangible assets related to acquisitions	7.9	5.0
(Gains) losses on extinguishment of debt	.4	(0.3)

Total	$361.6	$392.4

(b)	Includes net changes in operating assets and liabilities.
(c)	Principally relates to purchases and proceeds from sales and maturities of “available-for-sale” and “held-to maturity” securities, and, in the 2010 period, the disposition of our equity method investment in Sapphire.
(d)	Primarily includes distributions to members and noncontrolling interest holders, settlements of vested RSUs, repurchases of shares of Class A common stock and common membership interests from LAZ-MD Holdings and activity related to borrowings.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. At December 31, 2010, Lazard had approximately $1.1 billion of cash and liquid securities, including $32 million of U.S. Government debt and agencies securities and $88 million of investments in equity securities. We maintain lines of credit in excess of anticipated liquidity requirements. As of December 31, 2010, Lazard had approximately $300 million in unused lines of credit available to it, including a $150 million, three-year, senior revolving credit facility with a group of lenders that matures in April 2013 (the “Credit Facility”) (see “—Financing” below) and an aggregate of $129 million of unused lines of credit available to LFB and Edgewater. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

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

Financing

The table below sets forth our corporate indebtedness as of December 31, 2010 and 2009. The agreements with respect to this indebtedness are discussed in more detail in our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Maturity Date	As of December 31,		Increase (Decrease)
		2010	2009
		($ in millions)
Senior Debt:
7.125%(a)	2015	$528.5	$538.5	$(10.0)
6.85%(b)	2017	548.4	548.4	—
Subordinated Debt:
3.25%(c)	2016	150.0	150.0	—

Total Senior and Subordinated Debt		$1,226.9	$1,236.9	$(10.0)

(a)	During the year ended December 31, 2010 the Company repurchased $10.0 million principal amount of its 7.125% Senior Notes, and, with respect thereto, recognized an aggregate loss of $0.4 million in “revenue-other”.
(b)	During the year ended December 31, 2009, the Company repurchased $0.9 million principal amount of its 6.85% Senior Notes, and, with respect thereto, recognized an aggregate gain of $0.3 million in “revenue-other”.

(c)	Convertible into shares of Class A common stock at an effective conversion price of $57 per share. One third in principal amount became convertible on and after each of July 1, 2008, July 1, 2009, and July 1, 2010, and no principal amount is convertible after June 30, 2011.

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is owing to the lending bank group, the Credit Facility includes financial condition covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended December 31, 2010 Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.80 to 1.00 and its Consolidated Interest Coverage Ratio being 9.66 to 1.00. In any event, no amounts were outstanding under the Credit Facility as of December 31, 2010.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes, as well as its $150 Million Subordinated Convertible Note, contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At December 31, 2010, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 13 of Notes to Consolidated Financial Statements for additional information regarding senior and subordinated debt.

Members’ Equity

At December 31, 2010, total members’ equity was $490 million as compared to $283 million and $127 million at December 31, 2009 and 2008, respectively, including $121 million, $128 million and $21 million of noncontrolling interests on the respective dates. The net activity in members’ equity in the years ended December 31, 2010 and 2009 is reflected in the table below (in millions of dollars):

	Year Ended December 31,
	2010	2009
Members’ Equity – Beginning of Year	$283	$127

Increase (decrease) due to:
Net income (loss)	201	(214)
Amortization of share-based incentive compensation	305	358
Common membership interests issued in connection with business acquisitions	21	32
Delivery of Class A common stock in connection with share-based incentive compensation	(58)	(13)
Increases in AOCI (including noncontrolling interests’ portion thereof)(*)	24	63
Purchase of Class A common stock and Lazard Group common membership interests	(157)	(64)
Distributions to members and noncontrolling interests, net	(136)	(17)
Other – net	7	11

Members’ Equity – End of Year	$490	$283

(*) Includes:
Net positive (negative) foreign currency translation adjustments	$(9)	$63
Net mark-ups and adjustments for items reclassified to earnings related to securities designated as “available-for-sale”	13	29
Employee benefit plan adjustments and other	20	(29)

Total	$24	$63

On January 27, 2010, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, a share repurchase program permitting the repurchase of up to $200 million in aggregate cost of its Class A common stock and Lazard Group common membership interests through December 31, 2011. During the year ended December 31, 2010 the Company repurchased 4,686,892 shares of Class A common stock, at an aggregate cost of $150 million and 224,382 Lazard Group common membership interests at an aggregate cost of $7 million. Accordingly, at December 31, 2010, $43 million of the share purchase authorization remained available for future repurchases. In addition to the repurchases of 4,686,892 shares of Class A common stock described above, during the year ended December 31, 2010, in order, among other reasons, to help neutralize the dilutive effect of our share-based incentive compensation plans, the Company utilized $58 million to satisfy certain employees’ withholding tax obligations on vested RSUs in lieu of issuing 1,674,261 shares. In February 2011, the Board of Directors of Lazard Ltd authorized the repurchase of up to an additional $250 million in aggregate cost of Lazard Ltd Class A common stock and Lazard Group common membership interests through December 31, 2012.

See Note 15 of Notes to Consolidated Financial Statements for information regarding (i) the issuance of Class A common stock, (ii) secondary offerings of Class A common stock, (iii) exchanges of Lazard Group common membership interests and (iv) the share repurchase program.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to affiliates. See Note 21 of Notes to Consolidated Financial Statements for further information. These regulations differ in the U.S., the U.K., France and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see “Item 1-Business—Regulation” included in this Form 10-K.

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of December 31, 2010:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior and Subordinated Debt (including interest) (a)	$1,672,141	$80,093	$160,185	$669,857	$762,006
Operating Leases (exclusive of $94,405 of sublease income) (b)	372,285	68,004	84,985	59,402	159,894
LAM Merger cash consideration (c)	90,348	90,348
Capital Leases (including interest) (b)	28,680	4,133	7,208	5,714	11,625
Private Equity Funding Commitments (b)	5,290	5,290

Total (d)(e)	$2,168,744	$247,868	$252,378	$734,973	$933,525

(a)	See Note 13 of Notes to Consolidated Financial Statements.
(b)	See Note 14 of Notes to Consolidated Financial Statements.
(c)	See Note 8 of Notes to Consolidated Financial Statements.
(d)	The table above excludes contingent obligations and any possible payments for uncertain tax positions given the inability to estimate the timing of the latter payments. See Notes 14, 16, 17 and 19 of Notes to Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes.
(e)	The Company has agreed to enter into an amendment (the “Lease Amendment”) of the leases relating to its offices in Rockefeller Center, New York, New York (the “Leased Premises”). The effectiveness of the Lease Amendment is conditioned upon receipt of customary documentation evidencing, among other things, the consent of the lender holding a mortgage covering the Leased Premises. The Lease Amendment provides that the term of the lease will be extended until 2033, and would commit the Company for approximately $600 million of aggregate incremental rentals over the amounts included in the table above.

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

At December 31, 2010 and 2009, the Company had receivables past due of approximately $17 million and $14 million, respectively, and its allowance for doubtful accounts was $15 million and $12 million, respectively.

Income Taxes

As part of the process of preparing its consolidated financial statements, Lazard is required to estimate its income taxes in each of the jurisdictions in which it operates. This process requires Lazard to estimate its actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense, unrealized gains or losses on investments and depreciation. These temporary differences result in deferred tax assets and liabilities, which are included within Lazard’s consolidated statements of financial condition. Significant management judgment is required in determining Lazard’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. At December 31, 2010, the Company recorded deferred tax assets of approximately $177 million, with such amount partially offset by a valuation allowance of approximately $92 million due to the uncertainty of realizing the benefits of the book versus tax basis differences and certain net operating loss carry-forwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, valuation allowances are established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by the Company in making this assessment. If actual results differ from these estimates or Lazard adjusts these estimates in future periods, Lazard may need to adjust its valuation allowance if such circumstances indicate that the valuation allowance should be reduced or is no longer necessary. The portion reduced would result in a reduction in the provision for income taxes. A change in the valuation allowance could materially impact Lazard’s consolidated financial position and results of operations. Furthermore, management applies the more likely than not criteria prior to the recognition of a financial statement benefit of a tax position taken or expected to be taken in a tax return with respect to uncertainties in income taxes.

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

These investments are carried at either fair value on the consolidated statements of financial condition, with any increases or decreases in fair value reflected (i) in earnings, to the extent held by our broker-dealer subsidiaries or when designated as “trading” securities within our non-broker-dealer subsidiaries, and (ii) in AOCI, to the extent designated as “available-for-sale” securities until such time they are realized and reclassified to earnings, or, if designated as “held-to-maturity” securities, amortized cost on the consolidated statements of financial condition. Any declines in the fair value of “available-for-sale” and “held-to-maturity” securities that are determined to be other than temporary are charged to earnings. As described in Note 5 of Notes to Consolidated Financial Statements, effective July 1, 2008, as permitted under U.S. GAAP, certain debt securities held by LFB, which were previously designated as “trading” securities, were re-designated as “available-for-sale” securities. As of December 31, 2010, there are no securities designated as “available-for-sale” or “held-to-maturity”.

Gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income or AOCI and therefore subject Lazard to market and credit risk.

Data relating to net investments at December 31, 2010 and 2009 is set forth below:

	December 31,
	2010		2009
	($ in millions)
	$	%	$	%
Debt securities (a)	$66	17%	$461	57%
Equity securities (net of $3 and $5 of securities sold, not yet purchased at December 31, 2010 and 2009, respectively) (b)	86	22%	77	10%
LAM alternative asset management funds (principally GP interests in LAM-managed hedge funds) (c)	50	13%	50	6%
Private equity (d)	96	25%	103	13%
Other (e)	87	23%	112	14%

Net investments	$385	100%	$803	100%

Total assets	$3,336		$3,115

Net investments, as a percentage of total assets	12%		26%

(a)	Debt securities primarily consist of securities issued by the U.S. Government and its agencies, and fixed income funds, all of which subject Lazard to market risk.

(b)	The Company’s equity securities are primarily comprised of funds seeding products of our Asset Management segment. Hedging strategies are employed to reduce market risk, and, in turn, the volatility to earnings. Additional information regarding equity securities as of December 31, 2010 and 2009 is shown below:

	December 31,
	2010	2009
Percentage invested in:
Consumer	28%	27%
Financials	28%	25%
Industrial	9%	10%
Other	35%	38%

Total	100%	100%

(c)	The fair value of such interests reflects the pro-rata value of the ownership of the underlying securities in the funds. Such funds are broadly diversified and may incorporate particular strategies; however, there are no investments in funds with a single sector strategy.

(d)	Comprised of investments in private equity funds and direct private equity interests that are generally not subject to short-term market fluctuation, but may subject Lazard to market or credit risk.

Private equity investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small-to mid-cap European companies; (ii) CP II, a private equity fund targeting significant noncontrolling investments in established public and private companies; and (iii) Senior Housing, which acquires companies and assets in senior housing, extended stay and shopping center sectors.

Private equity investments represent approximately 3% of total assets at both December 31, 2010 and 2009.

(e)	Represents investments (i) accounted for under the equity method of accounting and (ii) private equity and general partnership interests that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “stockholders’ equity” on the consolidated statements of financial condition.

The decline in the aggregate investments at December 31, 2010 compared to December 31, 2009 of $418 million relates principally to the disposition of corporate debt securities and a substantial portion of our U.S government securities holdings in the fourth quarter of 2010.

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

At December 31, 2010, the Company’s investments in U.S Government and agency debt securities as well as its corporate and other debt securities were considered Level 1 assets with the respective fair values based on unadjusted quoted prices in active markets. The Company’s investments in fixed income funds were considered Level 2 assets with its fair value primarily based on broker quotes as provided by external pricing services.

At December 31, 2009, most of the Company’s investments in corporate and other debt securities were considered Level 2 assets with the respective fair values based on observable data, principally broker quotes as provided by external pricing services. The Company’s other debt securities, including U.S Government and agency debt securities, were considered Level 1 assets with the respective fair values based on unadjusted quoted prices in active markets.

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

Goodwill

In accordance with current accounting guidance, goodwill has an indefinite life and is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In this process, Lazard makes estimates and assumptions in order to determine the fair value of its assets and liabilities and to project future earnings using various valuation techniques. Lazard’s assumptions and estimates are used in projecting future earnings as part of the valuation, and actual results could differ from those estimates. See Note 11 of Notes to Consolidated Financial Statements for additional information regarding goodwill.

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

At December 31, 2010 and 2009, derivative contracts related primarily to interest rate swaps, equity and foreign currency exchange rate contracts, and are recorded at fair value. Derivative assets amounted to $2 million and $1 million at December 31, 2010 and 2009, respectively, and derivative liabilities amounted to $3 million and $17 million at such respective dates.

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

The primary market risks associated with LFB’s foreign currency exchange hedging and lending activities are sensitivity to changes in the general level of interest rate and foreign exchange risk. The risk management strategies that we employ use various risk sensitivity metrics to measure such risks and to examine behavior under significant adverse market conditions, such as those we are currently experiencing. The following sensitivity metrics provide the resultant effects on the Company’s operating income for the year ended December 31, 2010:

•	LFB’s interest rate risk as measured by a 100+/– basis point change in interest rates totaled $820 thousand.

•	Foreign currency risk associated with LFB’s open positions, in the aggregate, as measured by a 200+/– basis point change against the U.S. dollar, totaled approximately $23 thousand.

LFB fully secures its collateralized financing transactions with fixed income securities.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our fee and customer receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where we determine the receivables are impaired. At December 31, 2010, total receivables amounted to $747 million, net of an allowance for doubtful accounts of $15 million. As of that date, financial advisory and asset management fees, customer and related party receivables comprised 64%, 9% and 27% of total receivables, respectively. At December 31, 2009, total receivables amounted to $557 million, net of an allowance for doubtful accounts of $12 million. As of that date, financial advisory and asset management fees, customer and related party receivables comprised 79%, 13% and 8% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Consolidated Financial Statements for additional information regarding receivables.

Credit Concentration

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At December 31, 2010, excluding deposits with inter-bank counterparties, LFB had no exposure to an individual counterparty that exceeded $31 million, with such amount being fully collateralized.

With respect to activities outside LFB, as of December 31, 2010, the Company’s largest individual counterparty exposure was a Financial Advisory fee receivable of $25 million related to our Private Fund Advisory Group, the terms of which require payment over a four year period.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s liabilities has fixed interest rates, while its cash and short-term investments generally have floating interest rates. Based on account balances as of December 31, 2010, Lazard estimates that its annual operating income relating to cash and short-term investments and corporate indebtedness would increase by approximately $10 million in the event interest rates were to increase by 1% and decrease by approximately $3 million if rates were to decrease by 1%.

As of December 31, 2010, the Company’s cash and cash equivalents totaled $1.0 billion. Substantially all of the Company’s cash and cash equivalents were invested in highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency securities) or in short-term interest earning accounts at a number of leading banks throughout the world, or in short-term certificates of deposit from such banks. On a regular basis, management reviews and updates its list of approved depositor banks as well as deposit and investment thresholds.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited the Company’s internal control over financial reporting as of December 31, 2010, as stated in their report which appears under “Reports of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Lazard Group LLC:

We have audited the internal control over financial reporting of Lazard Group LLC and subsidiaries (the “Company”) as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report On Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as listed in the Index at Item 8 as of and for the year ended December 31, 2010 of the Company, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/    Deloitte & Touche LLP

New York, New York

February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Lazard Group LLC:

We have audited the accompanying consolidated statements of financial condition of Lazard Group LLC and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and changes in members’ equity, for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lazard Group LLC and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

New York, New York

February 25, 2011

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2010 and 2009

(dollars in thousands)

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$1,024,792	$899,733
Deposits with banks	356,539	143,778
Cash deposited with clearing organizations and other segregated cash	92,911	20,217

Receivables-net:
Fees	480,340	437,532
Customers and other	63,490	73,750
Related parties	202,916	46,099

	746,746	557,381
Investments (includes $0 and $136,630 of debt securities at amortized cost at December 31, 2010 and 2009, respectively)	388,138	807,693

Property (net of accumulated amortization and depreciation of $250,898 and $239,603 at December 31, 2010 and 2009, respectively)	150,524	166,913

Goodwill and other intangible assets (net of accumulated amortization of $15,007 and $7,140 at December 31, 2010 and 2009, respectively)	361,439	317,780
Other assets	215,195	201,553

Total assets	$3,336,284	$3,115,048

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

DECEMBER 31, 2010 and 2009

(dollars in thousands)

	December 31,
	2010	2009
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$361,553	$322,101
Accrued compensation and benefits	498,880	515,033
Senior debt	1,076,850	1,086,850
Capital lease obligations	22,903	24,628
Related party payables	244,193	242,284
Other liabilities	491,458	491,221
Subordinated debt	150,000	150,000

Total liabilities	2,845,837	2,832,117
Commitments and contingencies

MEMBERS’ EQUITY
Members’ equity (net of 6,847,508 and 5,850,775 shares of Lazard Ltd Class A common stock, at cost of $227,950 and $191,140 at December 31, 2010 and 2009, respectively)	404,588	214,163
Accumulated other comprehensive loss, net of tax	(35,023)	(58,792)

Total Lazard Group members’ equity	369,565	155,371
Noncontrolling interests	120,882	127,560

Total members’ equity	490,447	282,931

Total liabilities and members’ equity	$3,336,284	$3,115,048

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
REVENUE
Investment banking and other advisory fees	$1,105,168	$956,075	$990,923
Money management fees	812,709	563,932	603,908
Interest income	24,643	34,056	81,223
Other	64,234	89,180	20,328

Total revenue	2,006,754	1,643,243	1,696,382
Interest expense	102,249	113,280	141,413

Net revenue	1,904,505	1,529,963	1,554,969

OPERATING EXPENSES
Compensation and benefits	1,194,158	1,309,231	1,128,243
Occupancy and equipment	88,320	88,445	97,178
Marketing and business development	77,057	64,045	81,270
Technology and information services	73,744	69,620	67,892
Professional services	41,977	42,669	51,520
Fund administration and outsourced services	47,574	37,927	30,830
Amortization of intangible assets related to acquisitions	7,867	4,990	4,596
Restructuring	87,108	62,550	—
Other	39,891	32,474	51,411

Total operating expenses	1,657,696	1,711,951	1,512,940

OPERATING INCOME (LOSS)	246,809	(181,988)	42,029

Provision for income taxes	45,385	31,727	29,691

NET INCOME (LOSS)	201,424	(213,715)	12,338

LESS - NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	6,880	2,832	(13,333)

NET INCOME (LOSS) ATTRIBUTABLE TO LAZARD GROUP	$194,544	$(216,547)	$25,671

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$201,424	$(213,715)	$12,338
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash items included in net income (loss):
Depreciation and amortization of property	22,712	22,541	20,825
Amortization of deferred expenses, share-based incentive compensation and interest rate hedge	315,617	371,363	245,575
Amortization of intangible assets related to acquisitions	7,867	4,990	4,596
Deferred tax provision (benefit)	6,108	(8,017)	(17,259)
Investment losses (including other-than-temporary impairment losses)	8,854	1,825	—
(Gains) losses on extinguishment of debt	424	(258)	(20,253)
LAM Merger	—	—	64,512
(Increase) decrease in operating assets:
Deposits with banks	(221,072)	84,033	248,438
Cash deposited with clearing organizations and other segregated cash	(73,005)	(5,004)	9,007
Receivables-net	(199,048)	(1,927)	43,947
Investments	(21,537)	(37,293)	517,288
Other assets	(6,213)	25,930	(21,056)
Increase (decrease) in operating liabilities:
Deposits and other payables	43,535	(247,892)	(130,840)
Accrued compensation and benefits and other liabilities	(32,039)	274,778	(374,465)

Net cash provided by operating activities	53,627	271,354	602,653

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses in 2009 (net of cash acquired of $6,641), and equity method investments	—	(39,139)	(74,855)
Disposition of and distributions from equity method investments	51,437	—	—
Additions to property	(13,382)	(11,913)	(18,509)
Disposals of property	432	583	743
Purchases of held-to-maturity securities	—	(136,095)	—
Proceeds from sales of held-to-maturity securities	132,209	—	—
Purchases of available-for-sale securities	—	(3,466)	(147,340)
Proceeds from sales and maturities of available-for-sale securities	241,029	93,472	88,033

Net cash provided by (used) in investing activities	411,725	(96,558)	(151,928)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Issuance of common membership interests	—	—	437,500
Contributions from noncontrolling interests	4,624	1,474	2,527
Other financing activities	33,312	52	359
Payments for:
Senior borrowings	(10,375)	(635)	(478,925)
Capital lease obligations	(2,400)	(2,980)	(3,095)
Distributions to noncontrolling interests	(18,234)	(9,811)	(20,143)
Repurchase of common membership interests from members of LAZ-MD Holdings	(7,248)	(13,285)	(2,559)
Purchase of Lazard Ltd Class A common stock	(149,981)	(50,479)	(277,064)
Distributions to members	(122,000)	(118,214)	(127,108)
Settlement of vested share-based incentive compensation	(57,576)	(13,220)	(4,291)
Other financing activities	(144)	(210)	(8,137)

Net cash used in financing activities	(330,022)	(207,308)	(480,936)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(10,271)	24,967	(63,084)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	125,059	(7,545)	(93,295)
CASH AND CASH EQUIVALENTS—January 1	899,733	907,278	1,000,573

CASH AND CASH EQUIVALENTS—December 31	$1,024,792	$899,733	$907,278

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$101,751	$98,611	$141,452

Income taxes	$66,732	$28,185	$98,248

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED 2010, 2009 AND 2008

(dollars in thousands)

	Members’ Equity (Deficiency)	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity (Deficiency)	Noncontrolling Interests	Total Members’ Equity
Balance – January 1, 2008	$(81,980)	$55,673	$(26,307)	$51,755	$25,448

Comprehensive income (loss):
Net income	25,671		25,671	(13,333)	12,338
Other comprehensive income (loss) - net of tax:
Currency translation adjustments		(151,761)	(151,761)	(1)	(151,762)
Amortization of interest rate hedge		1,246	1,246		1,246
Available-for-sale securities:
Net unrealized loss		(40,847)	(40,847)	(3)	(40,850)
Adjustment for items reclassified to earnings		5	5		5
Employee benefit plans:
Net actuarial gain		14,154	14,154		14,154
Adjustment for items reclassified to earnings		123	123		123

Comprehensive loss			(151,409)	(13,337)	(164,746)

Amortization of share-based incentive compensation	234,602		234,602		234,602
Distributions to members and noncontrolling interests, net	(127,108)		(127,108)	(17,537)	(144,645)
Purchase of Lazard Ltd Class A common stock	(277,064)		(277,064)		(277,064)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation	(4,291)		(4,291)		(4,291)
Issuance of 14,582,750 common membership interests in the settlement of the purchase contracts forming part of the ESUs	437,500		437,500		437,500
Repurchase of common membership interests from LAZ-MD Holdings	(2,559)		(2,559)		(2,559)
Common membership interests issued in connection with business acquisitions	18,416		18,416		18,416
Adjustments related to business acquisitions and related amortization	3,690		3,690		3,690
Other	159		159		159

Balance – December 31, 2008(*)	$227,036	$(121,407)	$105,629	$20,881	$126,510

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008—(Continued)

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity
Balance – January 1, 2009	$227,036	$ (121,407)	$105,629	$20,881	$126,510

Comprehensive income (loss):
Net loss	(216,547)		(216,547)	2,832	(213,715)
Other comprehensive income (loss) - net of tax:
Currency translation adjustments		62,992	62,992	197	63,189
Amortization of interest rate hedge		1,077	1,077		1,077
Available-for-sale securities:
Net unrealized gain		27,612	27,612	2	27,614
Adjustment for items reclassified to earnings		1,268	1,268		1,268
Employee benefit plans:
Prior service costs		(15,152)	(15,152)		(15,152)
Net actuarial loss		(18,215)	(18,215)		(18,215)
Adjustment for items reclassified to earnings		3,033	3,033		3,033

Comprehensive income (loss)			(153,932)	3,031	(150,901)

Amortization of share-based incentive compensation	358,062		358,062		358,062
Acquisitions of and distributions to members and noncontrolling interests, net	(118,214)		(118,214)	101,505	(16,709)
Purchase of Lazard Ltd Class A common stock	(50,479)		(50,479)		(50,479)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation	(13,220)		(13,220)		(13,220)
Repurchase of common membership interests from LAZ-MD Holdings	(13,285)		(13,285)		(13,285)
Common membership interests issued in connection with business acquisitions	32,384		32,384		32,384
Adjustments related to noncontrolling interests	(2,143)		(2,143)	2,143	—
Adjustments related to business acquisitions and related amortization	10,778		10,778		10,778
Other	(209)		(209)		(209)

Balance – December 31, 2009(*)	$214,163	$(58,792)	$155,371	$127,560	$282,931

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008—(CONTINUED)

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity
Balance – January 1, 2010	$214,163	$(58,792)	$155,371	$127,560	$282,931

Comprehensive income (loss):
Net income	194,544		194,544	6,880	201,424
Other comprehensive income (loss)-net of tax:
Currency translation adjustments		(9,508)	(9,508)	52	(9,456)
Amortization of interest rate hedge		1,163	1,163		1,163
Available-for-sale securities:
Net unrealized gain		3,129	3,129		3,129
Adjustments for items reclassified to earnings		9,501	9,501		9,501
Employee benefit plans:
Net actuarial gain		17,841	17,841		17,841
Adjustments for items reclassified to earnings		1,643	1,643		1,643

Comprehensive income			218,313	6,932	225,245

Amortization of share-based incentive compensation awards	305,303		305,303		305,303
Distributions to members and noncontrolling interests, net	(122,000)		(122,000)	(13,610)	(135,610)
Purchase of Lazard Ltd Class A common stock	(149,981)		(149,981)		(149,981)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation	(57,576)		(57,576)		(57,576)
Repurchase of common membership interests from LAZ-MD Holdings	(7,248)		(7,248)		(7,248)
Common membership interests issued in connection with business acquisitions	20,804		20,804		20,804
Lazard Ltd Class A common stock issued / issuable in connection with business acquisitions and LAM Merger and related amortization	6,701		6,701		6,701
Other	(122)		(122)		(122)

Balance–December 31, 2010 (*)	$404,588	$(35,023)	$369,565	$120,882	$490,447

(*)	Includes 122,233,664, 123,686,338 and 127,350,561 common membership interests at December 31, 2008, 2009 and 2010, respectively. Also includes profit participation interests and two managing member interests at each such date.

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

Lazard Ltd, a Bermuda holding company, through its subsidiaries held approximately 94.0% and 74.5% of all outstanding Lazard Group common membership interests as of December 31, 2010 and 2009, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

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

LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by Lazard Group’s current and former managing directors, held approximately 6.0% and 25.5% of the outstanding Lazard Group common membership interests as of December 31, 2010 and 2009, respectively. Additionally, LAZ-MD Holdings was the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”) which provided LAZ-MD Holdings with approximately 6.0% and 25.5% of the voting power but no economic rights in the Company as of December 31, 2010 and 2009, respectively. Subject to certain limitations, LAZ-MD Holdings’ interests in Lazard Group are exchangeable for Lazard Ltd Class A common stock, par value $0.01 per share (“Class A common stock”).

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

Foreign Currency Translation—The consolidated financial statements are presented in U.S. dollars. Many of the Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. dollars at year-end exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. dollars are reported in “accumulated other comprehensive income (loss), net of tax” (“AOCI”). Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of operations. Net foreign currency remeasurement gains (losses) amounted to $(1,606), $5,713 and $14,654, respectively, for the years ended December 31, 2010, 2009 and 2008, and are included in “revenue-other” on the respective consolidated statements of operations.

Use of Estimates—In preparing the consolidated financial statements, management makes estimates and assumptions regarding:

•	valuations of assets and liabilities requiring fair value estimates including, but not limited to, investments, derivatives and securities sold, not yet purchased;

•	the adequacy of the allowance for doubtful accounts;

•	the realization of deferred taxes and adequacy of tax reserves for uncertain tax positions;

•	the outcome of litigation;

•	the carrying amount of goodwill and other intangible assets;

•	the amortization period of intangible assets;

•	the valuation of shares issued or issuable that contain transfer restrictions;

•	share-based compensation plan forfeitures; and

•	other matters that affect the reported amounts and disclosure of contingencies in the financial statements.

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

Deposits with Banks—Represents LFB’s short-term deposits, principally with the Banque de France. The level of these deposits may be driven by the level of LFB customer and bank-related interest-bearing time and demand deposits (which can fluctuate significantly on a daily basis) and by changes in asset allocation.

Cash Deposited with Clearing Organizations and Other Segregated Cash—Primarily represents restricted cash deposits made by the Company, including those to satisfy the requirements of clearing organizations.

Allowance for Doubtful Accounts—We maintain an allowance for bad debts to provide for estimated losses relating to fees and customer receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where we determine the receivables may be impaired, which may include situations where a fee is in dispute or litigation has commenced.

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

Investments in debt and marketable equity securities held at the Company’s non broker-dealer subsidiaries may include “trading”, “available-for-sale” and “held-to-maturity” securities. Investments in debt and marketable equity securities considered “trading” securities are accounted for at fair value, with any increase or decrease in fair value reflected in “revenue-other” in the consolidated statements of operations. Investments in debt securities considered “available-for-sale” securities are accounted for at fair value, with any increase or decrease in fair value reported in AOCI, until such time they are realized and reclassified to earnings. Investments in debt securities considered “held-to-maturity” securities are accounted for at amortized cost. Declines in the fair value of “available-for-sale” and “held-to-maturity” securities that are determined to be other-than-temporary are charged to earnings, which, for periods beginning after April 1, 2009, may only include the credit loss component of such declines. At December 31, 2010, the Company had no “available-for-sale” or “held-to-maturity” debt or marketable equity securities.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Other investments include general partnership and limited partnership interests in alternative asset management funds and private equity investments accounted for at fair value, as well as investments accounted for under the equity method of accounting. Any increases or decreases in the carrying value of those investments accounted for at fair value and the Company’s share of net income or losses pertaining to its equity method investments are reflected in “revenue-other” in the consolidated statements of operations.

Dividend income is reflected in “revenue-other” on the consolidated statements of operations. Interest income includes accretion or amortization of any discount or premium arising at acquisition of the related debt security. Securities transactions and the related revenue and expenses are recorded on a “trade date” basis.

See Notes 5 and 6 of Notes to Consolidated Financial Statements for additional information regarding the Company’s investments.

Property-net—Buildings, leasehold improvements and furniture and equipment are stated at cost or, in the case of buildings under capital leases, the present value of the future minimum lease payments, less accumulated depreciation and amortization. Buildings represent owned property and amounts recorded pursuant to capital leases (see Notes 10 and 14 of Notes to Consolidated Financial Statements), with the related obligations recorded as capital lease obligations. Such buildings are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are capitalized and are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Depreciation of furniture and equipment, including computer hardware and software, is determined on a straight-line basis using estimated useful lives. Depreciation and amortization expense aggregating $22,712, $22,541 and $20,825 for the years ended December 31, 2010, 2009 and 2008, respectively, is included on the respective consolidated statements of operations in “occupancy and equipment” or “technology and information services”, depending on the nature of the underlying asset. Repairs and maintenance are expensed as incurred.

Goodwill and Other Intangible Assets—As goodwill has an indefinite life, it is required to be tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. The Company assesses whether any goodwill recorded by its applicable reporting units is impaired by comparing the fair value of each reporting unit with its respective carrying amount. In this process, Lazard uses its best judgment and information available to it at the time to perform this review and utilizes various valuation techniques in order to determine the applicable fair values.

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

See Note 11 of Notes to Consolidated Financial Statements with respect to goodwill and other intangible assets.

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The Company enters into forward foreign currency exchange rate contracts, interest rate swaps, interest rate futures, equity swaps and other derivative contracts to hedge exposures to fluctuations in currency exchange rates, interest rates and equity markets. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value and are included in “other assets” and “other liabilities” on the consolidated statements of financial condition. Except for derivatives hedging its then “available-for-sale” securities, the Company elected not to apply hedge accounting to its other derivative instruments held. Gains and losses on the Company’s derivatives not designated as hedging instruments, as well as gains and losses on derivatives accounted for as fair value hedges, are included in “interest income” and “interest expense”, respectively, or “revenue-other”, depending on the nature of the underlying item, on the consolidated statements of operations. Furthermore, with respect to derivatives designated as fair value hedges, the hedged item is required to be adjusted for changes in fair value of the risk being hedged, with such adjustment accounted for in the consolidated statements of operations.

Deposits and Other Customer Payables—Principally relates to LFB customer-related interest-bearing time and demand deposits, short-term inter-bank borrowing with banks and amounts due on collateralized borrowing activities. Collateralized borrowing activities amounted to $7,483 and $18,008 at December 31, 2010 and 2009, respectively, and were fully collateralized with pledged assets of equal or greater value at each such date.

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

Fair Value of Financial Assets and Liabilities—The majority of the Company’s financial assets and liabilities are recorded at fair value or at amounts that approximate fair value. Such assets and liabilities include cash and cash equivalents, deposits with banks, cash deposited with clearing organizations and other segregated cash, receivables, investments (excluding investments accounted for at amortized cost or using the equity method of accounting), derivative instruments and deposits and other customer payables. For information regarding the fair value of the Company’s senior and subordinated debt, see Note 13 of Notes to Consolidated Financial Statements.

Revenue Recognition

Investment Banking and Other Advisory Fees—Fees for M&A and strategic advisory services and restructuring advisory services are recorded when earned, which is generally the date the related transactions are consummated. Expenses that are directly related to such transactions and billable to clients are deferred to match revenue recognition. “Investment banking and other advisory fees” on the Company’s consolidated statements of operations are presented net of client reimbursements of expenses. The amount of expenses reimbursed by clients for the years ended December 31, 2010, 2009 and 2008 are $20,216, $21,673 and $18,124, respectively.

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

Share-Based Incentive Compensation Awards—Share-based incentive compensation awards that do not require future service are expensed immediately and awards that require future service are amortized over the applicable vesting periods or requisite service periods. Expense relating to share-based incentive compensation awards is based on the fair value of the Company’s Class A common stock on the date of grant, and is recognized in “compensation and benefits” (and, as applicable, in “restructuring” expense, with respect to the expense associated with the acceleration of unrecognized expense pertaining to awards granted previously to individuals who were terminated by the Company in the restructuring programs described in Note 18 of Notes to Consolidated Financial Statements).

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, a valuation allowance is established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by the Company in making this assessment. Furthermore, management applies the “more likely than not” criteria prior to the recognition of a financial statement benefit of a tax position taken or expected to be taken in a tax return with respect to uncertainty in income taxes.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The Company recognizes interest and/or penalties related to income tax matters in “income tax expense”.

See Note 19 of Notes to Consolidated Financial Statements for additional information relating to income taxes.

3.    RECENT ACCOUNTING DEVELOPMENTS

Fair Value Measurements—On January 1, 2009, the Company adopted, on a prospective basis, the provisions of new accounting guidance issued by the Financial Accounting Standards Board (the “FASB”) on fair value measurements for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These nonfinancial items included, for example, reporting units required to be measured at fair value for annual goodwill impairment testing purposes and nonfinancial assets acquired and liabilities assumed in a business combination. Such guidance, among other things, defined fair value, established a framework for measuring fair value and enhanced disclosure requirements about fair value measurements. The adoption did not have a material impact on the Company’s consolidated financial statements.

On April 1, 2009, the Company adopted, on a prospective basis, additional accounting guidance issued by the FASB on fair value measurements. The additional accounting guidance assists in the determination of fair value for securities or other financial assets when the volume and level of activity for such items have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis. The additional accounting guidance also assists in determining whether or not a transaction is orderly and whether or not a transaction or quoted price can be considered in the determination of fair value. Accordingly, the additional accounting guidance does not apply to quoted prices for identical assets or liabilities in active markets categorized as Level 1 in the fair value measurement hierarchy. The adoption of additional guidance regarding fair value measurements did not materially impact the Company’s consolidated financial statements.

On January 21, 2010, the FASB amended its fair value measurement disclosure guidance to require disclosure of significant transfers into and out of the Level 1 and Level 2 categories in the fair value measurement hierarchy, as well as separate disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements. In addition, the FASB also clarified its existing fair value measurement disclosure guidance regarding the level of disaggregation required and disclosures about inputs and valuation techniques used to measure fair value. The new disclosure requirements and clarifications of existing fair value measurement disclosure guidance became effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to provide disclosures about purchases, sales, issuances and settlements on a gross basis in the roll forward of activities in Level 3 fair value measurements, which became effective for interim and annual reporting periods beginning after December 15, 2010. On January 1, 2010, the Company adopted, on a prospective basis, the applicable new disclosure requirements and clarifications of existing fair value measurement disclosure guidance, which did not have a material impact on the Company’s consolidated financial statements. The Company does not anticipate that the adoption of the remaining new disclosure requirements that are effective for interim and annual reporting periods beginning after December 15, 2010 will have a material impact on its consolidated financial statements.

Business Combinations—On January 1, 2009, the Company adopted, on a prospective basis, new accounting guidance issued by the FASB on business combinations. The new accounting guidance supersedes or amends other related authoritative literature although it retains the fundamental requirements that the acquisition method of accounting (previously referred to as the “purchase method”) be used for all business combinations and that an acquirer be identified for each business combination. The new guidance also establishes principles and requirements

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree; (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; (c) recognizes and measures contingent consideration arrangements, and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. The new guidance also requires the acquirer to expense, as incurred, costs relating to any acquisitions. The adoption of the new accounting guidance did not materially impact the Company’s consolidated financial statements. Prospectively, all acquisitions conform to the new accounting guidance.

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

4.	RECEIVABLES - NET

The Company’s “receivables - net” represents receivables from fees, customers and other and related parties.

In connection with collateralized lending activities of LFB, the Company typically receives a pledge of specifically identified securities of equal or greater value than the amount of the cash loaned. Collateralized customer loan receivables, which amounted to $4,009 and $2,305 at December 31, 2010 and 2009, respectively, were collateralized by

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

securities of equal or greater value at each such date. Securities owned by customers and pledged to collateralize secured loan receivables are not reflected on the consolidated statements of financial condition.

Customers and other receivables at December 31, 2010 and 2009 include $2,121 and $4,466, respectively, of loans by LFB to managing directors and employees in France that are made in the ordinary course of business at market terms.

Receivables are stated net of an estimated allowance for doubtful accounts of $15,017 and $11,575 at December 31, 2010 and 2009, respectively, for past due amounts and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. The Company recorded bad debt expense of $8,392, $4,509 and $5,388 for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, the Company recorded charge-offs, foreign currency translation and other adjustments, which resulted in a net decrease to the allowance for doubtful accounts of $4,950, $8,817 and $2,795 for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010 and 2009, the Company had receivables deemed past due or uncollectible of $17,101 and $14,150, respectively.

5.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009
Debt:
U.S. Government and agencies	$31,900	$147,507
Fixed income funds	4,679	—
Corporate and other debt	29,693	313,342

Total debt securities	66,272	460,849

Equities	88,437	82,442

Other:
Interest in LAM alternative asset management funds:
General Partner (“GP”) interests owned	50,437	50,080
GP interests consolidated, but owned by noncontrolling interests	8,219	13,038
Private equity:
Investments owned	96,276	102,983
Investments consolidated, but owned by noncontrolling interests	67,206	35,743
Equity method investments	11,291	62,558

	233,429	264,402

Total investments	388,138	807,693
Less:
Debt at amortized cost	—	136,630
Equity method investments	11,291	62,558

Investments, at fair value	$376,847	$608,505

Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$2,897	$5,179

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Debt investments at December 31, 2010 and 2009 were categorized as follows:

	December 31,
	2010	2009
Trading securities:
U.S. Government and agencies	$31,900	$21,094
Fixed income funds	4,679	—
Corporate and other debt	29,693	49,462

	66,272	70,556

Available-for-sale securities:
Corporate and other debt	—	253,663

Held-to-maturity securities:
U.S. Government and agencies	—	126,413
Corporate and other debt	—	10,217

	—	136,630

Total debt securities	$66,272	$460,849

Corporate and other debt securities primarily consist of United Kingdom (the “U.K.”) government and U.S. state and municipal debt securities, and, at December 31, 2009, fixed and floating rate European corporate and French government debt securities held by LFB.

Effective July 1, 2008, certain debt securities held by LFB with a carrying value of $236,999 on that date, which were previously designated as “trading” securities, were redesignated as “available-for-sale” securities. Such re-designation represented a non-cash transaction between “trading” and “available-for-sale” securities.

During the year ended December 31, 2010, the Company sold “available-for-sale” corporate debt securities for $214,540, which equaled its then carrying value, and sold “held-to-maturity” U.S. government and agency debt securities for $132,209, which had a carrying value of $126,573.

Debt securities classified as “available-for-sale” at December 31, 2009 that were in an unrealized loss position consisted of securities that were in a continuous loss position for 12 months or longer. The aggregate fair value and unrealized loss pertaining to such debt securities amounted to $166,094 and $21,381, respectively. During the year ended December 31, 2009, an other-than-temporary impairment charge of $1,825 was recognized in “other-revenue” on the consolidated statement of operations, representing the credit loss component of debt securities whose fair value was below amortized cost. There were no other-than-temporary impairment charges recognized during the years ended December 31, 2010 and 2008.

Equities principally represent the Company’s investments in marketable equity securities of large-, mid- and small-cap domestic, international and global companies to seed new Asset Management products and includes investments in public and private asset management funds managed both by LAM and third-party asset managers.

In 2008, LFNY was a party to a Prime Brokerage Agreement with Lehman Brothers Inc. (“LBI”) for certain accounts involving investment strategies managed by LAM. On September 9, 2008, LAM requested a transfer of such accounts, of which $11,368 was not received. On September 15, 2008, Lehman Brothers Holdings, Inc., the ultimate parent company in the Lehman Group, filed for protection under Chapter 11 of the United States Bankruptcy Code and a number of Lehman Group entities in the U.K. entered into administration proceedings under the Insolvency Act 1986. In addition, the Securities Investor Protection Corporation (“SIPC”) commenced

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

liquidation proceedings on September 19, 2008 pursuant to the Securities Investor Protection Act of 1970, as amended, with respect to LBI. The Chapter 11 filing, Insolvency Act Administration and SIPC proceedings exposed Lazard to possible loss due to counterparty credit and other risk. During 2008, the Company provided for the entire amount of such possible loss, and, through December 31, 2010, $947 has been recovered by the Company. We continue to actively seek recovery of all amounts.

Interests in LAM alternative asset management funds represent (i) GP interests owned by Lazard in LAM-managed alternative asset management funds and (ii) GP interests consolidated by the Company pertaining to noncontrolling interests in LAM alternative asset management funds. Such noncontrolling interests in LAM alternative asset management funds, which represent GP interests held directly by certain of our LAM managing directors or employees of the Company, are deemed to be controlled by, and therefore consolidated by, the Company in accordance with U.S. GAAP. Noncontrolling interests are presented within “members’ equity” on the consolidated statements of financial condition (see Note 15 of Notes to Consolidated Financial Statements).

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

Private equity investments consolidated but not owned by Lazard are related solely to Lazard’s establishment of a private equity business with the Edgewater Funds (“Edgewater”), a Chicago-based private equity firm, through the acquisition of Edgewater’s management vehicles on July 15, 2009. The acquisition was structured as a purchase by Lazard of interests in a holding company that owns interests in the general partner and management company entities of the current Edgewater private equity funds (the “Edgewater Acquisition”). Edgewater is focused on buyout and growth equity investments in middle market companies. The economic interests that the Company does not own are owned by the current leadership team and other investors in the Edgewater management vehicles. See Note 9 of Notes to Consolidated Financial Statements.

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

On January 6, 2010, Sapphire announced that it had not completed the Business Combination and it would dissolve and distribute the funds in the Trust Account to all its public shareholders, to the extent they were holders of shares issued in the Sapphire IPO. Pursuant to such dissolution, on January 26, 2010, Sapphire made an initial distribution to the Company aggregating $50,319. All Sapphire warrants expired without value. During the fourth quarter of 2009, the Company recognized a loss of approximately $13,000 principally related to its investment in warrants of Sapphire, with such loss being recorded in “revenue-other” in the accompanying consolidated statement of operations.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The Company recognized gross investment gains and losses for the years ended December 31, 2010, 2009 and 2008, including a gain of $5,636 from the sale of “held-to-maturity” securities during the fourth quarter of 2010, in “revenue-other” on its consolidated statements of operations as follows:

	Year Ended December 31,
	2010	2009	2008
Gross investment gains	$45,503	$53,319	$52,748
Gross investment losses	$19,703	$19,740	$164,135

The table above includes gross unrealized investment gains and losses pertaining to “trading” securities as follows:

	Year Ended December 31,
	2010	2009	2008
Gross unrealized investment gains	$78	$3,723	$18,672
Gross unrealized investment losses	$512	$—	$9,125

Within AOCI, the Company recorded a reduction (increase) in net unrealized losses of $17,923, $46,273 and ($62,347) during the years ended December 31, 2010, 2009 and 2008, respectively, pertaining to “available-for-sale” debt securities. The reduction in net unrealized losses during the year ended December 31, 2010 includes the reclassification to earnings of realized gains of $1,755 and realized losses of $16,245 from the sale of the “available-for-sale” portfolio. With respect to adjustments for items reclassified to earnings, the average cost basis is utilized for purposes of calculating realized investment gains and losses.

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

At December 31, 2010, the Company’s investments in U.S. Government and agency debt securities as well as its corporate and other debt securities were considered Level 1 assets with the respective fair values based on unadjusted quoted prices in active markets. The Company’s investments in fixed income funds were considered Level 2 assets with its fair values primarily based on broker quotes as provided by external pricing services.

At December 31, 2009, most of the Company’s investments in corporate and other debt securities were considered Level 2 assets with the respective fair values based on observable data, principally broker quotes, as

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

provided by external pricing services. The Company’s other debt securities, at fair value, including U.S Government and agency debt securities, were considered Level 1 assets, with the respective fair values based on unadjusted quoted prices in active markets.

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

The fair value of interests in LAM alternative asset management funds is classified as Level 2, and is based on information provided by external pricing services.

The fair value of private equity investments is classified as Level 3, and is based on financial statements provided by fund managers, appraisals and internal valuations.

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following tables present the categorization of investments and certain other assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 into a three-level fair value hierarchy in accordance with fair value measurement disclosure requirements:

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt:
U.S. Government and agencies	$31,900	$—	$—	$31,900
Fixed income funds	—	4,679	—	4,679
Corporate and other debt	29,693	—	—	29,693
Equities	66,269	21,852	316	88,437
Other (excluding equity method investments):
Interest in LAM alternative asset management funds:
GP interests owned	—	50,437	—	50,437
GP interests consolidated, but owned by noncontrolling interests	—	8,219	—	8,219
Private equity:
Investments owned	—	—	96,276	96,276
Investments consolidated, but owned by noncontrolling interests	—	—	67,206	67,206
Derivatives	—	1,874	—	1,874

Total Assets	$127,862	$87,061	$163,798	$378,721

Liabilities:
Securities sold, not yet purchased	$2,897	$—	$—	$2,897
Derivatives	—	3,230	—	3,230

Total Liabilities	$2,897	$3,230	$—	$6,127

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt (excluding securities at amortized cost):
U.S. Government and agencies	$21,094	$—	$—	$21,094
Corporate and other debt	49,462	253,663	—	303,125
Equities	65,932	16,205	305	82,442
Other (excluding equity method investments):
Interest in LAM alternative asset management funds:
GP interests owned	—	50,080	—	50,080
GP interests consolidated, but owned by noncontrolling interests	—	13,038	—	13,038
Private equity:
Investments owned	—	2,812	100,171	102,983
Investments consolidated, but owned by noncontrolling interests	—	—	35,743	35,743
Derivatives	5	916	—	921

Total Assets	$136,493	$336,714	$136,219	$609,426

Liabilities:
Securities sold, not yet purchased	$5,179	$—	$—	$5,179
Derivatives	—	17,383	—	17,383

Total Liabilities	$5,179	$17,383	$—	$22,562

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the year ended December 31, 2010.

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31, 2010
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Net Purchases, Issuances and Settlements/ Acquisitions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$305	$6	$14	$(9)	$316
Private equity:
Investments owned	100,171	1,418	(1,932)	(3,381)	96,276
Investments consolidated, but owned by noncontrolling interests	35,743	7,228	24,235	—	67,206

Total Level 3 Assets	$136,219	$8,652	$22,317	$(3,390)	$163,798

	Year Ended December 31, 2009
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Net Purchases, Issuances and Settlements/ Acquisitions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$2,453	$(97)	$(2,051)	$—	$305
Private equity:
Investments owned	83,931	2,769	11,932	1,539	100,171
Investments consolidated, but owned by noncontrolling interests	—	3,824	31,919	—	35,743

Total Level 3 Assets	$86,384	$6,496	$41,800	$1,539	$136,219

	Year Ended December 31, 2008
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Net Purchases, Issuances and Settlements/ Acquisitions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$4,469	$212	$(1,944)	$(284)	$2,453
Private equity investments owned	74,051	(12,391)	25,733	(3,462)	83,931

Total Level 3 Assets	$78,520	$(12,179)	$23,789	$(3,746)	$86,384

There were net realized gains (losses) of $353, $(682) and $1,810 included in earnings during the years ended December 31, 2010, 2009 and 2008, respectively, with respect to Level 3 assets.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

7.	DERIVATIVES

The table below represents the fair values of the Company’s derivative assets and liabilities reported within “other assets” and “other liabilities” on the accompanying consolidated statements of financial condition as of December 31, 2010 and 2009:

	Designated as Hedging Instruments		Not Designated as Hedging Instruments		Total December 31,
	December 31,		December 31,
	2010	2009	2010	2009	2010	2009
Derivative Assets:
Forward foreign currency exchange rate contracts	$—	$—	$1,432	$836	$1,432	$836
Interest rate swaps	—	—	57	80	57	80
Equity swaps and other	—	—	385	5	385	5

	$—	$—	$1,874	$921	$1,874	$921

Derivative Liabilities:
Forward foreign currency exchange rate contracts	$—	$—	$2,151	$2,213	$2,151	$2,213
Interest rate swaps	—	14,147	326	56	326	14,203
Equity swaps	—	—	753	967	753	967

	$—	$14,147	$3,230	$3,236	$3,230	$17,383

Gains (losses) with respect to derivatives not designated as hedging instruments on the accompanying consolidated statements of operations for the years ended December 31, 2010 and 2009 (predominantly reflected in “revenue-other”), by type of derivative, were as follows:

	Year Ended December 31,
	2010	2009
Forward foreign currency exchange rate contracts	$2,291	$3,311
Interest rate swaps	(294)	625
Equity swaps and other	(6,415)	(13,810)

	$(4,418)	$(9,874)

Derivatives designated as hedging instruments relate to interest rate swaps that hedged “available-for-sale” securities and had been accounted for as fair value hedges. For the years ended December 31, 2010 and 2009, the Company recognized pre-tax losses pertaining to interest rate swaps of $2,844 and $1,263, respectively. These losses were substantially offset by gains recognized on the hedged risk portion of such “available-for-sale” securities.

8.	LAM MERGER TRANSACTION

On September 25, 2008, the Company, LAM and LAZ Sub I, LLC, a then newly-formed subsidiary of LFNY, completed the merger of LAZ Sub I, LLC with and into LAM (the “LAM Merger”). Prior to the LAM Merger, the common equity interests of LAM were held by LFNY, and certain other equity interests of LAM, representing contingent payments should a certain specified fundamental transactions occur, were held by present

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

and former employees of LAM. Following the LAM Merger, all equity interests of LAM are owned directly or indirectly by LFNY. As a consequence of the LAM Merger, during the three month period ended September 30, 2008 the Company recorded compensation and benefits expense of $197,550 related to the equity interests of LAM held by present and former employees of LAM and $2,000 of non-compensation related transaction costs (together aggregating to a reduction of operating income of $199,550).

The aggregate non-contingent consideration relating to the equity interests of LAM held by present and former employees of LAM and its subsidiaries (the “Transaction Consideration”) consists of (i) cash payments made from the closing of the LAM Merger through January 2, 2009 of approximately $60,100, (ii) a cash payment on October 31, 2011 of approximately $90,300 and (iii) an issuance on October 31, 2011 of 2,201,457 shares of Lazard Ltd’s Class A common stock (plus additional shares of Class A common stock in an amount determined by reference to the cash dividends paid on Class A common stock since the closing of the LAM Merger), subject, in the case of clause (ii) and (iii) and with respect to certain present employees of LAM and its subsidiaries, to delayed payment/issuance until the eighth anniversary of the closing of the LAM Merger if the applicable employee is no longer employed by Lazard or its affiliates on October 31, 2011, subject to certain exceptions. The merger agreement also generally provides that if there is a change in control of Lazard Ltd or a sale of LAM, any and all of the Transaction Consideration will be payable as of the date of such change in control. The related liabilities for the present value of the unpaid cash consideration have been recorded in the accompanying consolidated statements of financial condition in “accrued compensation and benefits” and “other liabilities”, and amounted to $15,152 and $71,394, respectively, as of December 31, 2010, and $14,252 and $65,308, respectively, as of December 31, 2009.

In connection with the LAM Merger, Lazard Group recorded a related party payable to subsidiaries of Lazard Ltd of $64,305 at both December 31, 2010 and 2009 (see Note 20 of Notes to Consolidated Financial Statements). Such amount will become members’ equity as the related shares of Class A common stock are issued.

9.	BUSINESS ACQUISITIONS AND JOINT VENTURE INVESTMENT

On July 15, 2009, the Company established a private equity business with Edgewater, a private equity firm based in Chicago, Illinois, through the Edgewater Acquisition. Following such acquisition, Edgewater’s current leadership team retained a substantial economic interest in such entities. Edgewater primarily manages middle market funds (the “underlying funds”). The acquisition was structured as a purchase by Lazard Group of interests in a holding company that in turn owns interests in the general partner and management company entities of the current Edgewater private equity funds.

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

The Edgewater Acquisition was accounted for under the acquisition method of accounting, whereby the results of the acquired business are included in our consolidated financial results from July 15, 2009, the effective date of the acquisition. As a result of the acquisition, we recorded net tangible assets, identifiable

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

intangible assets and goodwill of $53,635 (consisting primarily of Edgewater’s investments in the underlying funds and cash), $56,200 and $61,630, respectively, which include amounts for Edgewater’s noncontrolling interests held (whose economic interests approximate 50%) aggregating $109,841. Goodwill pertaining to this acquisition is deductible for income tax purposes. See Note 11 of Notes to Consolidated Financial Statements for additional information relating to goodwill and other intangible assets. The operating results relating to Edgewater are included in the Company’s Asset Management segment.

In 2007, the Company acquired Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies, and Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”), an Australia-based financial advisory firm. These purchases were affected through an exchange of a combination of cash, Class A common stock, and by Lazard Ltd issuing shares of non-participating convertible Series A and Series B preferred stock, which are or were each convertible into Class A common stock. In connection with such acquisitions, as of December 31, 2010 and 2009, 1,295,029 and 662,015 shares of Class A common stock were issuable on a non-contingent basis, respectively. Additionally, at December 31, 2010 and 2009, 4,862 and 7,293 shares of Series A preferred stock, respectively, were convertible into Class A common shares on a non-contingent basis, with the number of Class A common shares dependent, in part, upon future prices of the Class A common stock. Depending upon the future performance of GAHL and CWC, at December 31, 2009, 948,631 shares of Class A common stock were contingently issuable and, at December 31, 2010 and 2009, 17,159 and 19,590 shares of Series A preferred stock, respectively, were contingently convertible into shares of Class A common stock. The Class A common stock described above related to the GAHL and CWC acquisitions is issuable over multi-year periods.

In connection with Lazard Group’s acquisitions of GAHL and Edgewater’s management vehicles, as well as Lazard Ltd’s acquisition of CWC and subsequent contribution of CWC to Lazard Group, Lazard Group recorded related party payables of $60,190 and $39,820 at December 31, 2010 and 2009, respectively, to subsidiaries of Lazard Ltd (see Note 20 of Notes to the Consolidated Financial Statements). Such amounts will become members’ equity as the related shares of Class A common stock are issued.

On January 31, 2008, Lazard Group acquired a 50% interest in Merchant Bankers Asociados (“MBA”). The Company accounts for the investment in MBA using the equity method of accounting.

10.    PROPERTY-NET

At December 31, 2010 and 2009 property-net consists of the following:

	Estimated Depreciable Life in Years	December 31,
		2010	2009
Buildings	33	$168,711	$181,679
Leasehold improvements	5-20	156,250	157,335
Furniture and equipment	3-10	76,461	67,502

Total		401,422	406,516
Less - Accumulated depreciation and amortization		(250,898)	(239,603)

Property-net		$150,524	$166,913

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

11.    GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at December 31, 2010 and 2009 are presented below:

	December 31,
	2010	2009
Goodwill	$313,229	$261,703
Other intangible assets (net of accumulated amortization)	48,210	56,077

	$361,439	$317,780

At December 31, 2010 and 2009, goodwill of $251,599 and $200,073, respectively, was attributable to the Company’s Financial Advisory segment and, at each such date, $61,630 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31,
	2010	2009	2008
Balance, January 1	$261,703	$170,277	$178,446
Business acquisitions, including additional contingent consideration earned	41,174	70,965	9,282
Foreign currency translation adjustments	10,352	20,461	(17,451)

Balance, December 31	$313,229	$261,703	$170,277

The Company performs a goodwill impairment test annually or more frequently if circumstances indicate that impairment may have occurred. The Company has selected December 31 as the date to perform its annual impairment test. Pursuant to the Company’s goodwill impairment review for the years ended December 31, 2010, 2009 and 2008, the Company compared the fair value of each of its applicable reporting units to their corresponding carrying amounts, including goodwill, and determined that no impairment existed.

The gross cost and accumulated amortization of other intangible assets as of December 31, 2010 and 2009, by major intangible asset category, are as follows:

	December 31, 2010			December 31, 2009
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/performance fees	$30,740	$890	$29,850	$30,740	$—	$30,740
Management fees, customer relationships and non-compete agreements	32,477	14,117	18,360	32,477	7,140	25,337

	$63,217	$15,007	$48,210	$63,217	$7,140	$56,077

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Amortization expense of intangible assets for the years ended December 31, 2010, 2009 and 2008 was $7,867, $4,990 and $4,596, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2011	$5,727
2012	6,302
2013	12,800
2014	9,861
2015	7,278
Thereafter	6,242

Total amortization expense	$48,210

(a)	Approximately 48% of intangible asset amortization is attributable to a noncontrolling interest.

12.    OTHER ASSETS AND OTHER LIABILITIES

The following table sets forth the Company’s other assets, by type, as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Current and deferred income taxes receivable (net of valuation allowance) and other taxes	$73,704	$88,117
Advances and prepayments	94,967	65,311
Deferred debt issuance costs	7,594	7,550
Other	38,930	40,575

Total	$215,195	$201,553

The following table sets forth the Company’s other liabilities, by type, as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Accrued expenses	$136,209	$131,671
Current and deferred income taxes and other taxes	91,665	105,094
Employee benefit-related liabilities	67,779	80,349
LAM Merger (present value of unpaid cash consideration)	71,394	65,308
Unclaimed funds at LFB	28,026	26,329
Abandoned leased space (principally in the U.K.)	8,203	10,850
Securities sold, not yet purchased	2,897	5,179
Other	85,285	66,441

Total	$491,458	$491,221

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

13.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of December 31, 2010 and 2009:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of December 31,
				2010	2009
Lazard Group 7.125% Senior Notes (a)	$550,000	5/15/15	7.125%	$528,500	$538,500
Lazard Group 6.85% Senior Notes (b)	600,000	6/15/17	6.85%	548,350	548,350
Lazard Group Credit Facility (c)	150,000	4/29/13	2.25%	—	—

Total				$1,076,850	$1,086,850

(a)	During the years ended December 31, 2010 and 2008, the Company repurchased $10,000 and $11,500 principal amount of the 7.125% Senior Notes, respectively, at a cost, excluding accrued interest, of $10,375 and $7,974, respectively, and, after the write-off of applicable unamortized debt issuance costs of $49 and $75 in the respective years, the Company recognized a pre-tax gain (loss) of $(424) and $3,451, respectively. In connection with the issuance of the 7.125% Senior Notes, on April 1, 2005, Lazard Group entered into an interest rate forward agreement. On May 9, 2005, Lazard Group settled the interest rate forward agreement, of which $11,003 was deemed to be the effective portion of the hedge and recorded within AOCI, and is being amortized as a charge to interest expense over the ten-year term of the 7.125% Senior Notes.

(b)	During the years ended December 31, 2009 and 2008, the Company repurchased $900 and $50,750 principal amount of the 6.85% Senior Notes, respectively, at a cost, excluding accrued interest, of $635 and $33,463, respectively, and, after the write-off of unamortized debt issuance costs of $7 and $485 in the respective years, the Company recognized pre-tax gains of $258 and $16,802, respectively.

(c)	On April 29, 2010, Lazard Group entered into a $150,000, three-year senior revolving credit facility with a group of lenders (the “Credit Facility”). The Credit Facility, as amended, replaced the prior revolving credit facility, which was terminated as a condition to effectiveness of the Credit Facility. Interest rates under the Credit Facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of December 31, 2010, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 2.25%. At December 31, 2010 and 2009, no amounts were outstanding under the Credit Facility or the prior revolving Credit Facility.

Subordinated Debt—Subordinated debt at December 31, 2010 and 2009 amounted to $150,000 at each date and represents a note which is convertible into a maximum of 2,631,570 shares of Class A common stock at an effective conversion price of $57 per share. The note matures on September 30, 2016, and has a fixed interest rate of 3.25% per annum. One-third in principal amount became convertible on and after each of July 1, 2008, July 1, 2009 and July 1, 2010, and no principal amount is convertible after June 30, 2011. As of December 31, 2010, there have been no conversions of the note.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Debt maturities relating to senior and subordinated borrowings outstanding at December 31, 2010 for each of the five years in the period ending December 31, 2015, and thereafter, are set forth in the table below. For purposes of this table, it was assumed that the $150,000 subordinated convertible note remains outstanding in accordance with its stated terms.

Year Ending December 31,	Senior Debt	Subordinated Debt	Total
2011-2014	$—	$—	$—
2015	528,500	—	528,500
Thereafter	548,350	150,000	698,350

Total	$1,076,850	$150,000	$1,226,850

The Credit Facility contains customary terms and conditions, including certain financial covenants. In addition, the Credit Facility, the indenture and supplemental indentures relating to Lazard Group’s senior notes as well as its subordinated convertible note contain certain covenants (none of which relate to financial condition), events of default and other customary provisions, including a customary make-whole provision in the event of early redemption where applicable. As of December 31, 2010, the Company was in compliance with all of these provisions. All of the Company’s senior and subordinated debt obligations are unsecured.

As of December 31, 2010, the Company had approximately $300,000 in unused lines of credit available to it, including the Credit Facility, and approximately $102,000 and $27,000 of unused lines of credit available to LFB and Edgewater, respectively. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

The Company’s senior and subordinated debt are recorded at historical amounts. At December 31, 2010 and 2009, the fair value of the Company’s senior and subordinated debt was $1,271,360 and $1,255,254, respectively, and exceeded the aggregate carrying value by $44,510 and $18,404, respectively. The fair value of the Company’s senior and subordinated debt was estimated using a discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements or based on market quotations, where available.

14.    COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office space and equipment under non-cancelable lease agreements, which expire on various dates through 2022 or, upon the effectiveness of the Lease Amendment (as defined below), 2033.

Operating lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. For the years ended December 31, 2010, 2009 and 2008, aggregate rental expense relating to operating leases amounted to $66,342, $69,404 and $74,550, respectively, and is included in “occupancy and equipment” or “technology and information services” on the consolidated statements of operations, depending on the nature of the underlying asset. The Company subleases office space under agreements, which expire on various dates through 2022. Sublease income from such agreements was $10,478, $11,327 and $11,531 for the years ended December 31, 2010, 2009 and 2008, respectively.

Capital lease obligations recorded under sale/leaseback transactions are payable through 2017 at a weighted average interest rate of approximately 6.63%. Such obligations are collateralized by certain buildings with a net book value of approximately $25,004 and $27,364 at December 31, 2010 and 2009, respectively. The net book value of all assets recorded under capital leases aggregated $27,767 and $28,728 at December 31, 2010 and 2009, respectively.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

At December 31, 2010, minimum rental commitments under non-cancelable leases, net of sublease income, are approximately as follows:

Year Ending December 31,	Minimum Rental Commitments
	Capital	Operating
2011	$4,133	$68,004
2012	3,660	50,111
2013	3,548	34,874
2014	3,020	30,395
2015	2,694	29,007
Thereafter	11,625	159,894

Total minimum lease payments	28,680	372,285
Less amount representing interest	5,777

Present value of capital lease commitments	$22,903

Sublease proceeds		94,405

Net lease payments		$277,880

The Company has agreed to enter into an amendment (the “Lease Amendment”) of the leases relating to its offices in Rockefeller Center, New York, New York (the “Leased Premises”). The effectiveness of the Lease Amendment is conditioned upon receipt of customary documentation evidencing, among other things, the consent of the lender holding a mortgage covering the Leased Premises. The Lease Amendment provides that the term of the lease will be extended until 2033, and would commit the Company for approximately $600,000 of aggregate incremental rentals over the amounts included in the table above.

With respect to abandoned leased facilities in the U.K., at December 31, 2010 and 2009, the Company has recognized liabilities of $7,194 and $9,991, respectively, which are included in “other liabilities” on the consolidated statements of financial condition. Payments toward the liabilities continue through the remaining term of the leases. Such liabilities are based on the discounted future commitment, net of expected sublease income.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At December 31, 2010, LFB had $5,125 of such indemnifications and held $3,694 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the consolidated statement of financial condition.

Private Equity Funding Commitments—At December 31, 2010, the principal unfunded commitments by the Company for capital contributions to private equity investment funds related to CP II, is an amount not to exceed $5,290 for potential “follow-on investments” and/or for CP II expenses through the earlier of (i) February 25, 2017 or (ii) the liquidation of the fund.

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. Outstanding commitments at December 31, 2010 were $15,493. Such commitments have varying expiration dates and are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level. These commitments may not represent future cash requirements as they may expire without being drawn upon.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

See Notes 8, 9 and 17 of Notes to Consolidated Financial Statements for information regarding commitments relating to the LAM Merger, business acquisitions and obligations to fund our pension plans, respectively.

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

15.	MEMBERS’ EQUITY

Issuance of Class A Common Shares—During the year ended December 31, 2010, 3,000,000 shares of Class A common stock were newly issued by Lazard Ltd to Lazard Group in connection with the settlement of vested restricted stock unit grants denominated in shares of Class A common stock (“RSUs”). Such shares were authorized as part of the 25,000,000 shares of Class A common stock that may be issued under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”). In addition, during 2010, Lazard Ltd issued an aggregate of 888,605 shares of Class A common stock in connection with the GAHL and CWC acquisitions, which includes 572,988 shares of Class A common stock issued upon conversion of 4,862 shares of Lazard Ltd Series A preferred stock (see Note 9 of Notes to Consolidated Financial Statements).

Secondary Offerings—Pursuant to the applicable Prospectus Supplements during 2008, 2009 and 2010, certain selling shareholders of Lazard Ltd (which include current and former managing directors of Lazard (and, from time to time, certain of our directors, executive officers or former executive officers) and their permitted transferees (collectively, the “Selling Shareholders”), who hold LAZ-MD Holdings exchangeable interests and/or Class A common stock) offered to sell shares of Class A common stock pursuant to applicable underwriting agreements and pricing agreements. Secondary offerings during the years ended December 31, 2008, 2009 and 2010 are described below.

2008 – In September 2008, certain Selling Shareholders offered to sell 6,442,721 shares of Class A common stock. The underwriters had the option to purchase up to an additional 715,858 shares of Class A common stock (together with the offering of 6,442,721 shares of Class A common stock (the “2008 Secondary Offering”)) from the Selling Shareholders (the “2008 Selling Shareholders”). To the extent that this option was not exercised in full, Lazard Group agreed to separately purchase from the 2008 Selling Shareholders, at the public offering price less the underwriting discount, all of those shares covered by the option and not purchased pursuant to the option. Pursuant to that separate purchase agreement, Lazard Group purchased 68,238 shares of Class A common stock for an aggregate cost of $2,430 ($35.61 per share). In addition, pursuant to the underwriting agreement, Lazard Group also separately purchased 715,858 shares of Class A common stock from the 2008 Selling Shareholders for an aggregate cost of $25,493 ($35.61 per share). The shares of Class A common stock described in this

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

paragraph purchased by Lazard Group were purchased as part of the share repurchase program described below. In the aggregate, the 2008 Selling Shareholders sold a total of 7,874,437 shares of Class A common stock (including 1,472,906 shares of Class A common stock previously exchanged for LAZ-MD Holdings exchangeable interests and 6,401,531 shares of Class A common stock exchanged for LAZ-MD Holdings interests simultaneously with the 2008 Secondary Offering).

Lazard Capital Markets LLC (“LCM”), a wholly-owned subsidiary of LFCM Holdings LLC (“LFCM Holdings”), was a member of the underwriting group for the 2008 Secondary Offering, and, in such capacity, earned revenue, net of estimated underwriting expenses, of approximately $1,852. The business alliance agreement entered into on May 10, 2005 by and among LAZ-MD Holdings, LFCM Holdings and Lazard Group (the “business alliance agreement”) provides for Lazard Group to receive a referral fee equal to approximately one-half of the net revenue obtained by LCM in respect of any underwriting or distribution opportunity referred to it by Lazard Group. In that connection, Lazard Group recognized $926 of income in “revenue-other.” See Note 20 of Notes to Consolidated Financial Statements for additional information regarding the business alliance agreement.

2009 – In June 2009, certain Selling Shareholders (the “June 2009 Selling Shareholders”) sold 4,000,000 shares of Class A common stock at a price of $26.00 per share (the “June 2009 Secondary Offering”). Separately, in connection with the June 2009 Secondary Offering, Lazard Group agreed to purchase from the June 2009 Selling Shareholders 1,700,000 shares of Class A common stock for an aggregate cost of $44,200 ($26.00 per share), with such purchase being part of the share repurchase program in effect during 2009. In the aggregate, the June 2009 Selling Shareholders sold a total of 5,700,000 shares of Class A common stock (including 2,110,754 shares of Class A common stock previously received upon the exchange of a like number of LAZ-MD Holdings exchangeable interests and 3,589,246 shares of Class A common stock received upon a simultaneous exchange of a like number of LAZ-MD Holdings exchangeable interests).

In September 2009, certain Selling Shareholders (the “September 2009 Selling Shareholders”) sold 5,215,921 shares of Class A common stock (including 2,411,001 shares of Class A common stock previously received upon the exchange of a like number of LAZ-MD Holdings exchangeable interests and 2,804,920 shares of Class A common stock received upon a simultaneous exchange of a like number of LAZ-MD Holdings exchangeable interests) at a price of $37.00 per share (the “September 2009 Secondary Offering”, and together with the June 2009 Secondary Offering, the “2009 Secondary Offerings”).

2010 – In March 2010, certain Selling Shareholders sold 7,869,311 shares of Class A common stock (including (i) 7,262 shares of Class A common stock previously received upon the exchange of a like number of LAZ-MD Holdings exchangeable interests, (ii) 6,180,639 shares of Class A common stock received upon a simultaneous exchange of a like number of LAZ-MD Holdings exchangeable interests (including 5,958,000 shares held by the Estate of Lazard’s former Chairman and Chief Executive Officer and related trusts (collectively, the “Estate”) and (iii) 1,681,410 shares held by the Estate) at a price of $35.90 per share (collectively, the “March 2010 Secondary Offering”).

In August 2010, certain Selling Shareholders (the “August 2010 Selling Shareholders”) sold 7,397,837 shares of Class A common stock at a price of $30.32 per share (the “August 2010 Secondary Offering”). Separately, in connection with the August 2010 Secondary Offering, Lazard Group agreed to purchase from the August 2010 Selling Shareholders 2,500,000 shares of Class A common stock for an aggregate cost of $75,800 ($30.32 per share), with such purchase being part of the share repurchase program in effect during 2010. In the aggregate, the August 2010 Selling Shareholders sold a total of 9,897,837 shares of Class A common stock (including 7,194,144 shares of Class A common stock previously received upon the exchange of a like number of LAZ-MD Holdings exchangeable interests and 2,703,693 shares of Class A common stock received upon a simultaneous exchange of a like number of LAZ-MD Holdings exchangeable interests).

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

In November 2010, certain Selling Shareholders (the “November 2010 Selling Shareholders”) sold 3,000,000 shares of Class A common stock at a price of $35.77 per share (the “November 2010 Secondary Offering”, and together with the March 2010 Secondary Offering and the August 2010 Secondary Offering, the “2010 Secondary Offerings”). Separately, in connection with the November 2010 Secondary Offering, Lazard Group agreed to purchase from the November 2010 Selling Shareholders 1,220,714 shares of Class A common stock for an aggregate cost of $43,665 ($35.77 per share), with such purchase being part of the share repurchase program in effect during 2010. In the aggregate, the November 2010 Selling Shareholders sold a total of 4,220,714 shares of Class A common stock (including 1,543,245 shares of Class A common stock previously received upon the exchange of a like number of LAZ-MD Holdings exchangeable interests and 2,677,469 shares of Class A common stock received upon a simultaneous exchange of a like number of LAZ-MD Holdings exchangeable interests).

Lazard Ltd did not receive any net proceeds from the sales of Class A common stock from the 2008 Secondary Offering, the 2009 Secondary Offerings and the 2010 Secondary Offerings (collectively, the “2008, 2009 and 2010 Secondary Offerings”).

Lazard Group Distributions—As previously described, Lazard Group’s common membership interests are held by subsidiaries of Lazard Ltd and by LAZ-MD Holdings. Pursuant to provisions of the Operating Agreement, Lazard Group distributions in respect of its common membership interests are allocated to the holders of such interests on a pro rata basis. Such distributions represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and the members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests.

During the years ended December 31, 2010, 2009 and 2008, Lazard Group distributed the following amounts to LAZ-MD Holdings and the subsidiaries of Lazard Ltd:

	Year Ended December 31,
	2010	2009	2008
Tax distributions:
LAZ-MD Holdings	$9,480	$25,316	$39,205
Subsidiaries of Lazard Ltd	52,135	42,044	44,153

	$61,615	$67,360	$83,358

Other distributions:
LAZ-MD Holdings	$9,804	$17,403	$20,694
Subsidiaries of Lazard Ltd	50,581	33,451	23,056

	$60,385	$50,854	$43,750

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments, as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.

Exchange of Lazard Group Common Membership Interests—In addition to the simultaneous exchanges that occurred in connection with the 2008, 2009 and 2010 Secondary Offerings, during the years ended 2008, 2009 and 2010, Lazard Ltd issued 2,910,657, 7,523,236 and 12,081,618 shares of Class A common stock, respectively, in connection with the exchange of a like number of common membership interests of Lazard Group (received from members of LAZ-MD Holdings in exchange for a like number of LAZ-MD Holdings exchangeable interests).

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Share Repurchase Program—On January 27, 2010, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, the repurchase of up to $200,000 in aggregate cost of its Class A common stock and Lazard Group common membership interests through December 31, 2011. The Company expects that the share repurchase program, with respect to the Class A common stock, will continue to be used primarily to offset a portion of the shares that have been or will be issued under the 2005 Plan and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”). The Company’s prior share repurchase program expired on December 31, 2009, with $62,542 of the initial $500,000 repurchase authorization unused. Pursuant to such authorizations, purchases have been made in the open market or through privately negotiated transactions, and since inception of the program in February 2006 through December 31, 2010, purchases by Lazard Group with respect to such program consisted of the following:

	Number of Shares/Common Membership Interests Purchased	Average Price Per Share/Common Membership Interest
Purchases of Class A common stock	16,773,659	$32.77
Purchases of Lazard Group common membership interests	1,381,057	$32.53

As a result of (i) Lazard Group’s delivery of shares of Class A common stock for the settlement of vested RSUs and deferred stock unit grants (“DSUs”) during the four year period ended December 31, 2010, (ii) the incentive plan share award of shares of restricted Class A common stock granted during the year ended December 31, 2010, and (iii) the issuance of shares of restricted Class A common stock in exchange for RSUs during the year ended December 31, 2010, there were 6,847,508 and 5,850,775 shares of Class A common stock held by Lazard Group at December 31, 2010 and 2009, respectively. Such Class A common shares are reported, at cost, as a reduction of members’ equity within the consolidated statements of financial condition.

As of December 31, 2010, $42,771 of the $200,000 share repurchase authorization remained available under the share repurchase program. In addition, under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs, shares of Class A common stock may be withheld by the Company to cover estimated income taxes. During the year ended December 31, 2010, the Company satisfied certain employees’ tax obligations in lieu of issuing 1,674,261 shares of Class A common stock upon the vesting of 8,248,654 RSUs (see Note 16 of Notes to Consolidated Financial Statements). In February 2011, the Board of Directors of Lazard Ltd authorized the repurchase of up to an additional $250,000 in aggregate cost of Lazard Ltd Class A common stock and Lazard Group common membership interests through December 31, 2012.

ESU Settlement—Concurrent with Lazard Ltd’s equity public offering on May 10, 2005, Lazard Ltd consummated an initial offering of equity security units (the “ESUs”) in an aggregate offering amount of $287,500, and issued an additional $150,000 aggregate principal amount of ESUs in a private placement. Each ESU was issued for $25 and consisted of (i) a purchase contract (the “purchase contract”) which obligated holders to purchase, and Lazard Ltd to sell, on May 15, 2008, a number of newly issued shares of Class A common stock equal to a defined settlement rate and (ii) a 1/40, or 2.5%, ownership interest in a 6.12% senior note due 2035 of Lazard Group (the “6.12% Senior Notes”).

The terms of the ESUs provided for a remarketing of the 6.12% Senior Notes, which commenced on May 2, 2008 (the “remarketing”). In connection with the remarketing, on May 15, 2008 (i) the stated maturity of the 6.12% Senior Notes was reset to May 15, 2010, (ii) the interest rate on the 6.12% Senior Notes was reset to 4.00% per annum and (iii) $437,488 aggregate principal amount of the 6.12% Senior Notes was purchased by Lazard Group. The $12 aggregate principal amount of the 6.12% Senior Notes remaining outstanding at December 31, 2009 was included in “other liabilities” on the consolidated statements of financial condition. Such amount was settled during the year ended December 31, 2010.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

On May 15, 2008, Lazard Ltd settled the purchase contracts with respect to its then outstanding aggregate principal amount of ESUs at the settlement rate and, in connection therewith, Lazard Ltd issued 14,582,750 common membership interests. This resulted in an increase in members’ equity of $437,500.

Accumulated Other Comprehensive Income (Loss), Net of Tax—The components of AOCI at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Currency translation adjustments	$26,434	$35,890
Interest rate hedge	(4,611)	(5,774)
Available-for-sale securities	—	(12,630)
Employee benefit plans	(56,595)	(76,079)

Total AOCI	(34,772)	(58,593)
Less amount attributable to noncontrolling interests	251	199

Total Lazard Group AOCI	$(35,023)	$(58,792)

Noncontrolling Interests—Noncontrolling interests principally represent interests held in (i) Edgewater’s management vehicles that the Company is deemed to control, but does not own, and (ii) various LAM-related GP interests.

The tables below summarize net income (loss) attributable to noncontrolling interests for the years ended December 31, 2010, 2009 and 2008 and noncontrolling interests as of December 31, 2010 and 2009 in the Company’s consolidated financial statements:

	Net Income (Loss) Attributable to Noncontrolling Interests Year Ended December 31,
	2010	2009	2008
Edgewater	$6,690	$2,927	$—
LAM GPs	856	266	(13,348)
Other	(666)	(361)	15

Total	$6,880	$2,832	$(13,333)

	Noncontrolling Interests As Of December 31,
	2010	2009
Edgewater	$111,289	$112,158
LAM GPs	8,219	13,409
Other	1,374	1,993

Total	$120,882	$127,560

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

16.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2005 Plan, and 2008 Plan and activity with respect thereto during the years ended December 31, 2010, 2009 and 2008, is presented below.

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

Restricted and Deferred Stock Units

RSUs require future service as a condition for the delivery of the underlying shares of Class A common stock (unless the recipient is then eligible for retirement under the Company’s retirement policy) and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. The grant date fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods. Expense relating to RSUs was as follows within the Company’s consolidated statements of operations:

	Year Ended December 31,
	2010	2009	2008
Compensation and benefits (*)	$256,214	$333,823	$234,602
Restructuring	46,880	24,239	—

Total	$303,094	$358,062	$234,602

(*)	Includes, during the year ended December 31, 2010, $24,860 relating to the amendment of the Company’s retirement policy (described below) and, during the year ended December 31, 2009, $86,514 of accelerated amortization expense relating to awards held by Lazard’s former Chairman and Chief Executive Officer as a result of his death.

RSUs issued subsequent to December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the years ended December 31, 2010, 2009 and 2008, dividend participation rights required the issuance of 318,025, 331,642 and 208,596 RSUs, respectively.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

In January 2010, the Company amended its retirement policy with respect to RSU awards. Such amendment served to modify the retirement eligibility vesting requirements of existing and future RSU awards, and, as noted above, Lazard accelerated the recognition of compensation expense for the affected RSU awards. Accordingly, the Company recorded a non-cash charge to “compensation and benefits” expense of $24,860 in the first quarter of 2010 relating to prior years’ awards.

Non-executive members of the Board of Directors of Lazard Group (who are also the same Non-Executive Directors of Lazard Ltd) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs which resulted in 31,588, 36,627 and 28,090 DSUs granted during the years ended December 31, 2010, 2009 and 2008, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into Class A common stock at the time of cessation of service to the Board. The DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock, and resulted in nominal cash payments for the years ended December 31, 2010, 2009 and 2008. DSU awards are expensed at their fair value on their date of grant, which, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan, totaled $615, $658 and $666 during the years ended December 31, 2010, 2009 and 2008, respectively.

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the 2005 Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. During the years ended December 31, 2010, 2009 and 2008, 7,438, 8,899 and 7,694 DSUs, respectively, had been granted pursuant to such Plan.

The following is a summary of activity relating to RSUs and DSUs during the three-year period ended December 31, 2010:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2008	9,507,935	$42.35	35,310	$43.16
Granted (including 208,596 RSUs relating to dividend participation)	14,032,621	$37.02	35,784	$37.19
Forfeited	(635,753)	$40.40	—	—
Vested/Converted	(763,335)	$37.90	(5,838)	$38.28

Balance, December 31, 2008	22,141,468	$39.17	65,256	$40.32
Granted (including 331,642 RSUs relating to dividend participation)	8,006,287	$31.50	45,526	$28.92
Forfeited	(831,022)	$36.91	—	—
Vested/Converted	(5,948,920)	$37.64	(7,636)	$34.05

Balance, December 31, 2009	23,367,813	$37.01	103,146	$35.75
Granted (including 318,025 RSUs relating to dividend participation)	7,890,127	$35.69	39,026	$31.51
Forfeited	(859,756)	$36.13
Vested/Converted/Exchanged	(8,289,549)	$39.42	(20,435)	$35.38

Balance, December 31, 2010	22,108,635	$35.67	121,737	$34.46

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

During the years ended December 31, 2010, 2009 and 2008, 8,248,654 RSUs, 5,948,920 RSUs (including the acceleration of 4,406,440 RSUs held by Lazard’s former Chairman and Chief Executive Officer as a result of his death) and 763,335 RSUs vested, respectively, and during the year ended December 31, 2010, 40,895 RSUs were exchanged for 40,895 shares of restricted Class A common stock. In connection with such vested RSUs, the Company satisfied certain employees’ tax obligations in lieu of issuing 1,674,261, 446,172 and 124,319 shares of Class A common stock in the years ended December 31, 2010, 2009 and 2008, respectively. Accordingly, 6,574,393, 5,502,748 and 639,016 shares of Class A common stock held by Lazard Group were delivered during the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $242,000, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.4 years subsequent to December 31, 2010. The ultimate amount of such expense is dependent upon the actual number of RSUs that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein.

Restricted Stock

During the year ended December 31, 2010, 54,437 shares of restricted Class A common stock were awarded under the 2008 Plan at a grant date fair value of $38.78 per share. Such award will vest and will no longer be subject to any restrictions on August 31, 2012. The aggregate grant date fair value of the award is being amortized over the vesting period.

During the year ended December 31, 2010, 40,895 shares of restricted Class A common stock were issued in exchange for 40,895 RSUs previously granted during the year at a grant date fair value of $36.10 per share. The vesting terms of such restricted Class A common stock issued are the same as that of the original award exchanged. There was no incremental compensation cost incurred as a result of the exchange.

Expense relating to restricted stock awards is charged to “compensation and benefits” expense within the Company’s consolidated statements of operations, and amounted to $979 for the year ended December 31, 2010. The awards include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At December 31, 2010, unrecognized restricted stock expense was approximately $2,200, with such expense to be recognized over a weighted average period of approximately 1.7 years subsequent to December 31, 2010.

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

Incentive Awards Granted In February 2011

In February 2011, the Company granted to eligible employees (i) approximately 5,775,000 RSUs, that, in accordance with U.S. GAAP, were measured at the grant date fair value of $45.26 per RSU, or an aggregate of approximately $261,000, and (ii) actual or notional interests in several Lazard investment funds (“Lazard Fund Interests”) which had an aggregate fair value on the date of grant of approximately $26,000, with such aggregate fair values excluding potential forfeitures.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The RSUs and Lazard Fund Interests granted each provide for one-third vesting on March 1, 2013 and the remaining two-thirds vesting on March 3, 2014. Compensation expense with respect such incentive awards will be recognized over the vesting period (and, with respect to the Lazard Fund Interests, with an offset recorded as an incentive compensation liability, the ultimate value of which will vary based on the then vested value of the underlying Lazard Fund Interests), with such compensation expense to be recognized over a weighted average period of 2.7 years with respect to both the RSUs and Lazard Fund Interests.

17.	EMPLOYEE BENEFIT PLANS

The Company provides retirement and other post-retirement benefits to certain of its employees through defined contribution and defined benefit pension plans and other post-retirement plans. These plans generally provide benefits to participants based on average levels of compensation. Expenses related to the Company’s employee benefit plans are included in “compensation and benefits” expense on the consolidated statements of operations.

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

Employer Contributions to Pension Plans—The Company’s funding policy for its U.S. and non-U.S. pension plans is to fund when required or when applicable upon an agreement with the plans’ Trustees. Management also evaluates from time to time whether to make voluntary contributions to the plans. For the U.S. pension plans, there were no minimum required cash contributions and no voluntary cash contributions for the year ended December 31, 2010.

In accordance with agreements reached with the Trustees of certain non-U.S. pension plans in 2005, the Company is obligated to make further contributions to such pension plans based upon the cumulative performance of the plans’ assets against specific benchmarks as measured on June 1, 2009 (the “measurement

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

date”) and subsequently remeasured on June 1, 2010 (the “remeasurement date”). As of December 31, 2009, the obligation related to the cumulative underperformance of the plans’ assets (the “underperformance obligation”) was payable in equal monthly installments through May 2013. During the year ended December 31, 2010, the Company contributed approximately $8,600 to settle the plans’ underperformance obligation in full.

In addition, on June 30, 2009 the Company and Trustees concluded the December 31, 2007 triennial valuation of the non-U.S. pension plans discussed above, pursuant to which: (i) the Company agreed to contribute, in addition to amounts to cover administrative expenses under the plans, 2.3 million British pounds ($3,570 at December 31, 2010 exchange rates), during each year from 2011 to 2018 inclusive, subject to adjustment resulting from the December 31, 2010 triennial valuation, which the Company expects to have concluded prior to the contribution payment scheduled for 2011, and (ii) to secure the Company’s obligations thereunder, on July 15, 2009 the Company placed in escrow 12.5 million British pounds, with a final redemption date of December 31, 2018. This amount is subject to adjustment based on the results of the December 31, 2010 triennial valuation and subsequent triennial valuations. The aggregate escrow balance has been recorded in “cash deposited with clearing organizations and other segregated cash” and “investments” respectively, on the accompanying consolidated statements of financial condition. Income on the escrow balance accretes to the Company and is recorded in interest income.

During the year ended December 31, 2010, contributions were made to other non-U.S. pension plans amounting to approximately $4,600. The Company is expected to contribute the same amount in the year ending December 31, 2011.

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

	Pension Plans		Post-Retirement Medical Plan
	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$525,458	$367,789	$5,358	$6,734
Service cost	598	1,432	81	98
Interest cost	27,734	27,419	292	310
Amendments		(2,449)
Actuarial (gain) loss	11,253	47,745	610	(1,406)
Benefits paid	(21,826)	(22,201)	(542)	(378)
Foreign currency translation and other adjustments	(23,438)	105,723

Benefit obligation at end of year	519,779	525,458	5,799	5,358

Change in plan assets
Fair value of plan assets at beginning of year	524,656	400,364
Actual return on plan assets	61,452	53,499
Employer contributions	13,284	7,581	542	378
Benefits paid	(21,826)	(22,201)	(542)	(378)
Foreign currency translation and other adjustments	(22,578)	85,413

Fair value of plan assets at end of year	554,988	524,656	—	—

Funded surplus (deficit) at end of year	$35,209	$(802)	$(5,799)	$(5,358)

Amounts recognized in the consolidated statements of financial condition at December 31, 2010 and 2009 consist of:
Prepaid pension asset (included in “other assets”)	$61,572	$27,386
Accrued benefit liability (included in “other liabilities”)	(26,363)	(28,188)	$(5,799)	$(5,358)

Net amount recognized	$35,209	$(802)	$(5,799)	$(5,358)

Amounts recognized in AOCI (excluding tax benefits of $2,689 and $10,219 at December 31, 2010 and 2009, respectively) consist of:
Actuarial net (gain) loss	$41,898	$66,113	$177	$(433)
Prior service cost (credit)	17,209	21,641	—	(1,023)

Net amount recognized	$59,107	$87,754	$177	$(1,456)

The following table summarizes the fair value of plan assets, the accumulated benefit obligation and the projected benefit obligation at December 31, 2010 and 2009:

	U.S. Pension Plans As Of December 31,		Non-U.S. Pension Plans As Of December 31,		Total As Of December 31,
	2010	2009	2010	2009	2010	2009
Fair value of plan assets	$23,471	$22,325	$531,517	$502,331	$554,988	$524,656
Accumulated benefit obligation	$26,644	$26,263	$493,135	$499,195	$519,779	$525,458
Projected benefit obligation	$26,644	$26,263	$493,135	$499,195	$519,779	$525,458

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following table summarizes the components of benefit cost (credit), the return on plan assets, benefits paid, contributions and other amounts recognized in AOCI for the years ended December 31, 2010, 2009 and 2008:

	Pension Plans For The Years Ended December 31,			Post-Retirement Medical Plan For The Years Ended December 31,
	2010	2009	2008	2010	2009	2008
Components of Net Periodic Benefit Cost (Credit):
Service cost	$598	$1,432		$81	$98	$117
Interest cost	27,734	27,419	$28,987	292	310	412
Expected return on plan assets	(29,347)	(28,310)	(33,451)
Amortization of:
Prior service cost (credit)	2,835	3,099		(1,023)	(1,382)	(1,382)
Net actuarial loss	806	1,323	376			87

Net periodic benefit cost (credit)	2,626	4,963	(4,088)	(650)	(974)	(766)
Settlements (curtailments)		(7)	1,041			(146)

Total benefit cost (credit)	$2,626	$4,956	$(3,047)	$(650)	$(974)	$(912)

Actual return on plan assets	$61,452	$53,499	$(26,004)
Employer contributions	$13,284	$7,581	$16,208	$542	$378	$432
Benefits paid	$21,826	$22,201	$18,705	$542	$378	$432

Other changes in plan assets and benefit obligations recognized in AOCI (excluding tax charge (benefit) of $7,530, $(13,415) and $2,840 during the years ended December 31, 2010, 2009 and 2008, respectively):

Net actuarial (gain) loss	$(21,026)	$22,122	$(1,486)	$610	$(1,407)	$(139)
Prior service (credit)		(2,449)
Reclassification of prior service (cost) credit to earnings	(2,835)	(3,099)		1,023	1,382	1,382
Reclassification of actuarial loss to earnings	(806)	(1,316)	(1,418)			(87)
Currency translation and other adjustments	(3,980)	28,516	(15,369)

Total recognized in AOCI	$(28,647)	$43,774	$(18,273)	$1,633	$(25)	$1,156

Net amount recognized in total periodic benefit cost and AOCI	$(26,021)	$48,730	$(21,320)	$983	$(999)	$244

The amounts in AOCI on the consolidated statement of financial condition as of December 31, 2010 that are expected to be recognized as components of net periodic benefit cost (credit) for the year ending December 31, 2011 are as follows:

	Pension Plans	Post- Retirement Medical Plan	Total
Prior service cost	$2,862	$—	$2,862
Net actuarial loss	$250	$—	$250

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The assumptions used to develop actuarial present value of the projected benefit obligation and net periodic pension cost as of or for the years ended December 31, 2010, 2009 and 2008 are set forth below:

	Pension Plans December 31,			Post-Retirement Medical Plan December 31,
	2010	2009	2008	2010	2009	2008
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.4%	5.7%	6.2%	5.0%	5.6%	5.8%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.0%	5.5%	5.8%	5.6%	5.8%	6.5%
Expected long-term rate of return on plan assets	5.9%	6.2%	6.3%
Healthcare cost trend rates used to determine net periodic benefit cost:
Initial				8.5%	9.0%	9.0%
Ultimate				6.0%	6.0%	6.0%
Year ultimate trend rate achieved				2015	2015	2014

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

The assumed cost of healthcare has an effect on the amounts reported for the Company’s post-retirement plans. A 1% change in the assumed healthcare cost trend rate would increase (decrease) our cost and obligation as follows:

	1% Increase		1% Decrease
	2010	2009	2010	2009
Cost	$39	$45	$(34)	$(38)
Obligation	$1,231	$564	$(891)	$(490)

Expected Benefit Payments—The following table summarizes the expected benefit payments for the Company’s plans for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

	Pension Plans	Post-Retirement Medical Plan
2011	$22,380	$354
2012	22,377	401
2013	24,268	423
2014	23,908	416
2015	28,630	398
2016-2020	152,425	1,865

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Plan Assets—The following table presents the categorization of our plans’ assets as of December 31, 2010, measured at fair value, into a fair value hierarchy in accordance with fair value measurement disclosure requirements:

	As of December 31, 2010
	Level 1	Level 2	Total
Asset Category
Cash	$9,571		$9,571
Equity securities	170,989		170,989
Debt securities:
Corporate bonds	44,580		44,580
Non-U.S. Government and agency securities	40,515		40,515
Mutual funds:
Equity	12,133	$33,488	45,621
Debt	11,334	229,551	240,885
Other		2,827	2,827

Total	$289,122	$265,866	$554,988

At December 31, 2010, the Company’s U.S. pension plans had 52% of the plans’ assets invested in exchange-traded mutual funds that invest in equity securities and 48% invested in an exchange-traded mutual fund that invests in debt securities, both of which are categorized as Level 1. The Company’s non-U.S. pension plans at December 31, 2010 had 43% of the plans’ assets invested in four debt mutual funds which are all categorized as Level 2. The Company’s other non-U.S. pension plans’ investment holdings did not individually constitute more than 10% of non-U.S. pension plan assets at December 31, 2010.

Investment Policies and Strategies—The primary investment goal is to ensure that the plans remain well funded, taking account of the likely future risks to investment returns and contributions. As a result, a portfolio of assets is maintained with appropriate liquidity and diversification that can be expected to generate long-term future returns that minimize the long-term costs of the pension plan without exposing the trust to an unacceptable risk of under-funding. The Company’s likely future ability to pay such contributions as are required to maintain the funded status of the plans over a reasonable time period is considered when determining the level of risk that is appropriate. The fair values of plan investments classified as Level 1 assets are based on market quotes. The fair values of plan assets classified as Level 2 assets are primarily based on information provided by fund managers.

Defined Contribution Plans—Pursuant to certain matching contributions, the Company contributes to employer sponsored defined contribution plans. Such contributions amounted to $9,684, $8,409 and $10,316 for the years ended December 31, 2010, 2009 and 2008, respectively, which are included in “compensation and benefits” expense on the consolidated statements of operations.

18.	RESTRUCTURING PLANS

In each of the first quarters of 2010 and 2009, the Company announced a restructuring plan which included certain staff reductions and realignments of personnel (the “2010 Restructuring Plan” and the “2009 Restructuring Plan”, respectively, and collectively the “2010 and 2009 Restructuring Plans”). In connection with the 2010 Restructuring Plan, the Company recorded a charge in the first quarter of 2010 of $87,108, inclusive of $46,880 relating to the acceleration of RSUs (in aggregate, the “2010 Restructuring Charge”), and, in connection with the 2009 Restructuring Plan, the Company recorded a charge in the first quarter of 2009 of $62,550, inclusive of $24,239 relating to the acceleration of RSUs (in aggregate, the “2009 Restructuring Charge”, and, together with the 2010 Restructuring Charge, the “2010 and 2009 Restructuring Charges”).

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The 2010 and 2009 Restructuring Charges primarily consisted of compensation-related expenses, including the acceleration of unrecognized expenses pertaining to RSUs previously granted to individuals who were terminated pursuant to the restructuring, severance and benefit payments and other costs. As of December 31, 2010, the remaining liability associated with the 2010 Restructuring Plan was $21,381 and, as of December 31, 2010 and 2009, the remaining liability associated with the 2009 Restructuring Plan was $5,427 and $11,500, respectively. During the year ended December 31, 2010, other than cash payments of $18,847 and $6,073 for the 2010 Restructuring Plan and the 2009 Restructuring Plan, respectively, there were no adjustments to the amounts relating to the 2010 and 2009 Restructuring Plans. Liabilities relating to the 2010 and 2009 Restructuring Plans are reported within “accrued compensation and benefits” and “other liabilities” on the accompanying consolidated statements of financial condition.

19.	INCOME TAXES

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

The components of the Company’s provision for income taxes for the years ended December 31, 2010, 2009 and 2008, and a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rates for such periods are shown below.

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$3,631	$4,627	$3,201
Foreign	26,006	34,587	37,085
State and local (primarily UBT)	9,640	530	6,664

Total current	39,277	39,744	46,950

Deferred:
Federal	777	(3,871)	—
Foreign	5,331	(4,146)	(17,259)

Total deferred	6,108	(8,017)	(17,259)

Total	$45,385	$31,727	$29,691

	Year Ended December 31,
	2010	2009	2008
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Rate benefit for U.S. partnership operations	(35.0)	(35.0)	(35.0)
Foreign taxes	12.7	(16.7)	47.2
State and local taxes (primarily UBT)	3.9	(0.3)	15.9
Other, net	1.8	(0.4)	7.5

Effective income tax rate	18.4%	(17.4)%	70.6%

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

	December 31,
	2010	2009
Deferred Tax Assets:
Basis adjustments (primarily as a result of the reorganization related to the separation and recapitalization transactions that occurred during 2005 and from secondary offerings)	$47,440	$52,460
Compensation and benefits	72,286	71,548
Net operating loss and tax credit carryforwards	48,956	39,419
Depreciation and amortization	845	937
Other	7,034	12,492

Gross deferred tax assets	176,561	176,856
Valuation allowance	(91,881)	(110,127)

Total deferred tax assets (net of valuation allowance)	$84,680	$66,729

Deferred Tax Liabilities:
Depreciation and amortization	$16,469	$18,577
Compensation and benefits	17,638	8,005
Other	27,265	4,825

Total deferred tax liabilities	$61,372	$31,407

The Company’s net operating loss and tax credit carryforwards at December 31, 2010 and 2009 primarily relate to carryforwards in (i) the U.K., which may be carried forward indefinitely, subject to various limitations, and (ii) Italy and the U.S., which begin expiring in 2011.

With few exceptions, the Company is no longer subject to income tax examination by foreign tax authorities and by U.S. federal, state and local tax authorities for years prior to 2006. While we are under examination in various tax jurisdictions with respect to certain open years, the Company believes that the result of any final determination related to these examinations is not expected to have a material impact on its financial statements. Developments with respect to such examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year Ended December 31,
	2010	2009	2008
Balance, January 1 (excluding interest and penalties of $7,059, $5,408 and $5,195, respectively)	$42,069	$31,256	$23,368
Increases in gross unrecognized tax benefits relating to tax positions taken during:
Prior years	—	4,859	4,011
Current year	10,273	13,157	7,846
Decreases in gross unrecognized tax benefits relating to:
Tax positions taken during prior years	(644)	—	(393)
Settlements with tax authorities	(3,805)	—	(212)
Lapse of the applicable statute of limitations	(10,517)	(7,203)	(3,364)

Balance, December 31 (excluding interest and penalties of $5,742, $7,059 and $5,408, respectively)	$37,376	$42,069	$31,256

Additional information with respect to unrecognized tax benefits is as follows:

	Year Ended December 31,
	2010	2009	2008
Unrecognized tax benefits at the end of the year that, if recognized, would favorably affect the effective tax rate (includes interest and penalties of $5,742, $7,059 and $5,408, respectively)	$36,124	$41,405	$27,770
Offset to deferred tax assets for unrecognized tax benefits	$6,994	$7,723	$8,894
Interest and penalties recognized in current income tax expense (after giving effect to the reversal of interest and penalties of $2,430, $1,223 and $1,730, respectively)	$(1,317)	$1,651	$213

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits recorded at December 31, 2010 will decrease within 12 months by an amount up to approximately $6,000 as a result of the lapse of the statute of limitations in various tax jurisdictions.

20.	RELATED PARTIES

Amounts receivable from, and payable to, related parties as of December 31, 2010 and 2009 are set forth below:

	December 31,
	2010	2009
Receivables
LFCM Holdings	$24,785	$14,212
Lazard Ltd Subsidiaries	178,042	31,684
Other	89	203

Total	$202,916	$46,099

Payables
LFCM Holdings	$458	$1,747
Lazard Ltd Subsidiaries	243,735	240,518
Other	—	19

Total	$244,193	$242,284

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

LFCM Holdings

LFCM Holdings owns and operates the capital markets business and fund management activities, as well as other specified non-operating assets and liabilities, that were transferred to it by Lazard Group (referred to as the “separated businesses”) in May 2005 and is owned by various current and former working members, including certain of Lazard’s current and former managing directors (which also include our executive officers) who are also members of LAZ-MD Holdings. In addition to the master separation agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings (the “master separation agreement”), which effected the separation and recapitalization that occurred in May 2005, LFCM Holdings entered into an insurance matters agreement and a license agreement that addressed various business matters associated with the separation, as well as several other agreements discussed below.

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

The services provided pursuant to the administrative services agreement by Lazard Group to LFCM Holdings, and by LFCM Holdings to Lazard Group, are subject to automatic annual renewal, unless either party gives 180 days’ notice of termination. LFCM Holdings and Lazard Group have a right to terminate the services earlier if there is a change of control of either party or the business alliance provided in the business alliance agreement (described below) expires or is terminated. The party receiving a service may also terminate a service earlier upon 180 days’ notice as long as the receiving party pays the service provider an additional three months of service fee for the terminated service. In addition, in connection with the various agreements entered into regarding the CP II MgmtCo Spin-Off described below, Lazard Group agreed to provide certain specified services to LFCM Holdings (which, in turn, LFCM Holdings may provide to its subsidiary, CP II MgmtCo (“CP II MgmtCo”)).

The business alliance agreement provides, among other matters, that Lazard Group will refer to LFCM Holdings selected opportunities for underwriting and distribution of securities. In addition, Lazard Group will provide assistance in the execution of any such referred business. In exchange for the referral obligation and assistance, Lazard Group will receive a referral fee from LFCM Holdings equal to approximately one-half of the revenue obtained by LFCM Holdings in respect of any underwriting or distribution opportunity. In addition, LFCM Holdings will refer opportunities in the Financial Advisory and Asset Management businesses to Lazard Group. In exchange for this referral, LFCM Holdings will be entitled to a customary finders’ fee from Lazard Group. The business alliance agreement further provides that, during the term of the business alliance, LFNY and Lazard Asset Management Securities LLC, an indirect wholly-owned subsidiary of LFNY, will introduce execution and settlement transactions to broker-dealer entities affiliated with LFCM Holdings. The business

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

alliance agreement is subject to periodic automatic renewal, unless Lazard Group or LCM Holdings elects to terminate the agreement in connection with any such renewal or elects to terminate on account of a change of control of either party.

For the years ended December 31, 2010, 2009 and 2008, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $12,110, $9,717 and $7,138, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $11,506, $12,301 and $26,472, respectively. Amounts relating to the administrative services agreement are reported as reductions to operating expenses. Net referral fees for underwriting transactions under the business alliance agreement are reported in “revenue-other”. Net referral fees for private placement, M&A and restructuring transactions under the business alliance agreement are reported in advisory fee revenue.

Receivables from LFCM Holdings and its subsidiaries as of December 31, 2010 and 2009 primarily include $12,775 and $5,891, respectively, related to administrative and support services and reimbursement of expenses incurred on behalf of LFCM Holdings, $11,413 and $6,202, respectively, related to referral fees for underwriting and private placement transactions and, at December 31, 2009, a $1,180 lease indemnity receivable pertaining to certain liabilities relating to an abandoned lease space in the U.K. Payables to LFCM Holdings and its subsidiaries at December 31, 2010 and 2009 principally relate to referral fees for Financial Advisory transactions.

See Notes 5 and 15 of Notes to Consolidated Financial Statements for information regarding Sapphire and the 2008 Secondary Offering for which LCM participated as an underwriter, respectively.

LAZ-MD Holdings

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the years ended December 31, 2010, 2009 and 2008, such charges amounted to $750 in each year.

Lazard Ltd Subsidiaries

Lazard Group’s receivables from subsidiaries of Lazard Ltd at December 31, 2010 and 2009 include interest-bearing loans of $148,488 and $29,732, respectively, including accrued interest thereon. Interest income relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $3,680 and $4,887 for the years ended December 31, 2010 and 2009, respectively. In addition, at December 31, 2010, Lazard Group had a receivable of $29,271 from Lazard Ltd subsidiaries relating to Lazard Group’s sale of certain investments to a Lazard Ltd subsidiary, which was settled in cash in the first quarter of 2011.

As of both December 31, 2010 and 2009, Lazard Group’s payables to subsidiaries of Lazard Ltd included $64,305 related to the LAM Merger (see Note 8 of Notes to Consolidated Financial Statements), as well as payables at December 31, 2010 and 2009 aggregating $60,190 and $39,820, respectively, in connection with Lazard Group’s acquisition of GAHL and Edgewater’s management vehicles, and with respect to Lazard Ltd’s acquisition of CWC and subsequent contribution of CWC to Lazard Group (see Note 9 of Notes to Consolidated Financial Statements). In addition, as of December 31, 2010 and 2009, Lazard Group’s payables to subsidiaries of Lazard Ltd include interest-bearing loans, plus accrued interest thereon, of $119,240 and $136,329, respectively. Interest expense relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $4,591 and $6,181 for the years ended December 31, 2010 and 2009, respectively.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Lazard Alternative Investments

The business alliance agreement, among other things, granted Lazard Group the option to acquire the North American and European fund management activities of Lazard Alternative Investments Holdings LLC (“LAI”), the subsidiary of LFCM Holdings that owns and operates LFCM Holdings’ alternative investment (including private equity) activities, for an aggregate purchase price of $8,000 and $2,000, respectively. On December 15, 2009, Lazard Group exercised its option to acquire the European fund management activities of LAI for a purchase price of $2,000. The remaining option to purchase the North American fund management activities is currently exercisable at any time prior to May 10, 2014, for a purchase price of $2,500. The reduced price for the North American option reflects (i) a reduction of $1,500 due to the payment of a like amount in February 2008 to LFCM Holdings in connection with the Sapphire IPO, whereby LFCM Holdings agreed not to assert certain claims that it may believe that it had under the business alliance agreement and (ii) a reduction of $4,000 due to the payment of a like amount in February 2009 to LFCM Holdings in connection with the spin-off of the management company of CP II and the amendments to the business alliance agreement described below. LAI’s fund management activities consist of the fund management and general partner entities, together with Lazard Group’s direct investments in related funds that were transferred to LFCM Holdings pursuant to or in anticipation of the May 10, 2005 separation (the “separation”) from the Company of its former Capital Markets and Other business segment.

The business alliance agreement provides Lazard Group with certain governance rights with respect to LAI and provides for support by LFCM Holdings of the business of LAI. With respect to historical investments and funds transferred to LFCM Holdings as part of the separation, profits realized prior to the exercise of the option are for the account of LFCM Holdings, whereas profits realized after the exercise of the option are for the account of Lazard Group. The master separation agreement and business alliance agreement provide for Lazard Group (i) to invest capital in future funds to be managed by LFCM Holdings’ subsidiaries and (ii) to receive incentive distributions from such funds, as well as profits related to such investments, if any, irrespective of whether it exercises its purchase option.

In February 2005, Lazard Group formed CP II, with institutional and Lazard Group capital commitments which required funding at any time through 2010, except for potential follow-on investments and/or CP II expenses. As of December 31, 2010, Lazard Group’s investment in CP II amounted to $31,950, which is recorded within “investments - private equity investments owned” on the consolidated statement of financial condition. Pursuant to the master separation agreement and business alliance agreement, CP II was managed by CP II MgmtCo, and Lazard Group is entitled to receive the carried interest distributions made by CP II (other than the carried interest distributions made to investment professionals who manage the fund).

In February 2009, pursuant to agreements entered into by the Company with a subsidiary of LAI (“LAI North America”), LFCM Holdings and the investment professionals who manage CP II, equity ownership of CP II MgmtCo was transferred from LAI North America to the investment professionals who manage CP II (the “CP II MgmtCo Spin-Off”). Concurrently with the CP II MgmtCo Spin-Off, CP II MgmtCo became a standalone entity. In addition, in connection with the above-mentioned $4,000 cash payment from Lazard Group to LFCM Holdings, the business alliance agreement was amended to remove any restriction on the Company engaging in private equity businesses in North America other than certain investments in real estate and technology and information services. Such amendment reduced the then purchase price relating to our option to acquire the fund management activities of LAI in North America from $6,500 to $2,500. As part of the CP II MgmtCo Spin-Off, we retained our entitlement to receive a slightly reduced portion of the carried interest distributions made by CP II.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Other

For the years ended December 31, 2010 and 2008, expenses recorded by Lazard Group relating to referral fees for restructuring transactions and fee sharing with MBA amounted to $128 and $2,397, respectively. There was no such expense for the year ended December 31, 2009.

21.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. At December 31, 2010, LFNY’s regulatory net capital was $222,229, which exceeded the minimum requirement by $212,556.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Services Authority. At December 31, 2010, the aggregate regulatory net capital of the U.K. Subsidiaries was $143,055, which exceeded the minimum requirement by $100,587.

CFLF, through which non-corporate finance advisory activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel for its banking activities conducted through its subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), are subject to regulation and supervision by the Autorité des Marchés Financiers. At December 31, 2010, the consolidated regulatory net capital of CFLF was $195,108, which exceeded the minimum requirement set for regulatory capital levels by $97,331.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At December 31, 2010, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $116,748, which exceeded the minimum required capital by $93,439.

At December 31, 2010, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

Lazard Ltd is currently subject to supervision by the SEC as a Supervised Investment Bank Holding Company (“SIBHC”). As a SIBHC, Lazard Ltd is subject to group-wide supervision, which requires it to compute allowable capital and risk allowances on a consolidated basis. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), provides for the elimination of the SEC’s SIBHC program on July 21, 2011. Following this elimination, we will be required to be regulated on a comprehensive basis by another regulatory body, either in the U.S. or Europe, pursuant to relevant rules in Europe. The Dodd-Frank Act allows certain securities holding companies seeking consolidated supervision to elect to be regulated by the Board of Governors of the Federal Reserve. The Dodd-Frank Act could have other effects on us, which we are currently in the process of examining, including the impact of the elimination of the SIBHC program and the effects of various new regulations mandated by the Dodd-Frank Act.

22.	SEGMENT INFORMATION

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

The Company’s segment information for the years ended December 31, 2010, 2009 and 2008 is prepared using the following methodology:

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

There were no clients for the years ended December 31, 2010, 2009 and 2008 that individually constituted more than 10% of the net revenue of either of the Company’s business segments.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		As Of Or For The Year Ended December 31,
		2010	2009	2008
Financial Advisory	Net Revenue	$1,119,867	$986,820	$1,022,913
	Operating Expenses (a)	950,968	998,727	796,970

	Operating Income (Loss) (b)	$168,899	$(11,907)	$225,943

	Total Assets	$799,090	$706,785	$739,444

Asset Management	Net Revenue	$849,662	$601,652	$614,781
	Operating Expenses (a)	584,348	504,452	678,170

	Operating Income (Loss) (b)	$265,314	$97,200	$(63,389)

	Total Assets	$687,323	$702,775	$419,858

Corporate	Net Revenue	$(65,024)	$(58,509)	$(82,725)
	Operating Expenses (a)	122,380	208,772	37,800

	Operating Loss (b)	$(187,404)	$(267,281)	$(120,525)

	Total Assets	$1,849,871	$1,705,488	$1,726,280

Total	Net Revenue	$1,904,505	$1,529,963	$1,554,969
	Operating Expenses (a)	1,657,696	1,711,951	1,512,940

	Operating Income (Loss) (b)	$246,809	$(181,988)	$42,029

	Total Assets	$3,336,284	$3,115,048	$2,885,582

(a)	Operating expenses include depreciation and amortization of property as set forth in table below.

	Year Ended December 31,
	2010	2009	2008
Financial Advisory	$6,718	$5,933	$5,583
Asset Management	3,693	3,557	3,451
Corporate	12,301	13,051	11,791

Total	$22,712	$22,541	$20,825

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

(b)	Operating income (loss) in 2010, 2009 and 2008 was significantly impacted by certain charges. Such impact, including the amounts attributable to each of the Company’s business segments, is described in the table below:

	Year Ended December 31,
	2010	2009	2008
Financial Advisory
Operating income (loss), as reported above	$168,899	$(11,907)	$225,943
Special items:
Acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards	19,571
Acceleration of amortization expense related to previously awarded deferred cash incentive awards		48,533

Operating income, excluding impact of special items	$188,470	$36,626	$225,943

Asset Management
Operating income (loss), as reported above	$265,314	$97,200	$(63,389)
Special items:
Impact of the LAM Merger			197,550
Acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards	2,902
Acceleration of amortization expense related to previously awarded deferred cash incentive awards		7,508

Operating income, excluding impact of special items	$268,216	$104,708	$134,161

Corporate
Operating loss, as reported above	$(187,404)	$(267,281)	$(120,525)
Special items:
Impact of the LAM Merger			2,000
Restructuring expense	87,108	62,550
Acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards	2,387
Acceleration of amortization expense related to the vesting of RSUs held by Lazard’s former Chairman and Chief Executive Officer		86,514
Acceleration of amortization expense related to previously awarded deferred cash incentive awards		4,471

Operating loss, excluding impact of special items	$(97,909)	$(113,746)	$(118,525)

Consolidated
Operating income (loss), as reported above	$246,809	$(181,988)	$42,029
Special items:
Impact of the LAM Merger			199,550
Restructuring expense	87,108	62,550
Acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards	24,860
Acceleration of amortization expense related to the vesting of RSUs held by Lazard’s former Chairman and Chief Executive Officer		86,514
Acceleration of amortization expense related to previously awarded deferred cash incentive awards		60,512

Operating income, excluding impact of special items	$358,777	$27,588	$241,579

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

	As Of Or For The Year Ended December 31,
	2010	2009	2008
Net Revenue:
United States	$1,160,171	$802,895	$791,468
United Kingdom	215,243	191,521	224,520
France	261,085	247,510	257,381
Other Western Europe	141,343	175,231	158,196
Rest of World	126,663	112,806	123,404

Total	$1,904,505	$1,529,963	$1,554,969

Operating Income (Loss):
United States	$226,500	$(155,399)	$(35,769)
United Kingdom	4,867	(11,485)	22,915
France	23,092	(9,143)	21,609
Other Western Europe	(9,838)	(3,071)	19,094
Rest of World	2,188	(2,890)	14,180

Total (c)	$246,809	$(181,988)	$42,029

Identifiable Assets:
United States	$1,735,744	$1,557,006	$1,159,121
United Kingdom	324,309	277,751	250,788
France	883,932	908,137	1,128,714
Other Western Europe	141,216	159,525	172,728
Rest of World	251,083	212,629	174,231

Total	$3,336,284	$3,115,048	$2,885,582

(c)	As described in Note (b) above, operating income (loss) in 2010, 2009 and 2008 was significantly impacted by certain charges described therein.

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY RESULTS (UNAUDITED)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2010 and 2009. These quarterly results were prepared in conformity with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	2010 Fiscal Quarter
	First	Second	Third	Fourth	Year
	(dollars in thousands)
Net revenue	$437,947	$418,808	$452,541	$595,209	$1,904,505
Operating expenses	472,495	351,118	373,623	460,460	1,657,696

Operating income (loss)	$(34,548)	$67,690	$78,918	$134,749	$246,809

Net income (loss)	$(40,088)	$54,650	$68,723	$118,139	$201,424
Less - net income attributable to noncontrolling interests	2,358	481	110	3,931	6,880

Net income (loss) attributable to Lazard Group	$(42,446)	$54,169	$68,613	$114,208	$194,544

	2009 Fiscal Quarter
	First	Second	Third	Fourth	Year
	(dollars in thousands)
Net revenue	$247,867	$376,035	$411,406	$494,655	$1,529,963
Operating expenses	338,775	317,920	338,236	717,020	1,711,951

Operating income (loss)	$(90,908)	$58,115	$73,170	$(222,365)	$(181,988)

Net income (loss)	$(86,354)	$44,896	$51,884	$(224,141)	$(213,715)
Less - net income (loss) attributable to noncontrolling interests	(1,071)	259	2,030	1,614	2,832

Net income (loss) attributable to Lazard Group	$(85,283)	$44,637	$49,854	$(225,755)	$(216,547)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2010 (the end of the period covered by this Annual Report on Form 10-K). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On February 23, 2011, the Compensation Committee of the Board of Directors of Lazard Ltd approved the extension of the term of the First Amendment, dated as of May 7, 2008, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, among Lazard Ltd, Lazard Group and Scott D. Hoffman from its scheduled expiration date of March 31, 2011 to March 23, 2013, which is the date that the retention agreements with Kenneth M. Jacobs and Alexander F. Stern are scheduled to expire. No other changes were made to Mr. Hoffman’s retention agreement in connection with the extension of its term.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Class I Directors with Terms Expiring in 2011

Kenneth M. Jacobs, age 52, has served as Chairman of the Board of Directors and Chief Executive Officer of Lazard Ltd and Lazard Group since November 2009. Mr. Jacobs has served as a Managing Director of Lazard since 1991 and had been a Deputy Chairman of Lazard from January 2002 until November 2009. He has also served as Chief Executive Officer of Lazard North America since 2002. Mr. Jacobs initially joined Lazard in 1988. Mr. Jacobs is a member of the Board of Trustees of the University of Chicago and the Brookings Institution. Mr. Jacobs was selected to be the Chairman and Chief Executive Officer of Lazard because of his vision, intellect and dynamism, his proven track record of creativity in building new businesses, as well as his skills as a trusted advisor, collaborator and team leader.

Ronald J. Doerfler, age 69, has served as a director of Lazard Ltd and Lazard Group since June 2006. Mr. Doerfler has been Senior Vice President—Finance and Administration of The Hearst Corporation since December 2009, having previously served as Senior Vice President and Chief Financial Officer from February 1998 until December 2009, and was elected a member of Hearst’s Board of Directors in August 2002. In December 2008, Mr. Doerfler was elected a trustee of the Hearst Family Trust, the sole shareholder of The Hearst Corporation. Hearst is one of the nation’s largest diversified communications companies, with interests in magazine and newspaper publishing, television and radio stations, newspaper comics and features syndication, cable TV networks, television production and syndication, and new media activities. Mr. Doerfler arrived at Hearst from ABC, Inc., where he was Senior Vice President and Chief Financial Officer. He joined Capital Cities Communications in 1969, was appointed Treasurer in 1977 and Senior Vice President and Chief Financial Officer in 1980. He played a major role in Capital Cities’ acquisition of ABC in 1986, and with the combined group’s 1996 merger with The Walt Disney Company. Mr. Doerfler is the chairman of the Audit Committee of the Board of Directors of Lazard Ltd. Mr. Doerfler was selected to be a director of the Company because of his extensive experience and background in the media and entertainment industry, as well as his qualifications as an “audit committee financial expert.”

Philip A. Laskawy, age 69, has served as a director of Lazard Ltd and Lazard Group since July 2008. Mr. Laskawy served as Chairman and Chief Executive Officer of Ernst & Young from 1994 until his retirement in 2001, after 40 years of service with the professional services firm. Mr. Laskawy served as Chairman of the International Accounting Standards Board from 2006 to 2007, and as a member of the 1999 Blue Ribbon Committee on Improving the Effectiveness of Corporate Audit Committees. Mr. Laskawy has served as Chairman of Fannie Mae since September 2008 and is also a member of the board of directors of General Motors Corp., Capgemini, Loews Corp. and Henry Schein, Inc. Mr. Laskawy had previously served on the boards of directors of Discover Financial Services until September 2008 and The Progressive Corporation until December 2007. Mr. Laskawy is a member of the Audit Committee of Lazard Ltd’s Board of Directors. Mr. Laskawy was selected to be a director of the Company because of his expertise in the areas of auditing and accounting, his qualifications as an “audit committee financial expert” and the unique perspective he brings as a former chief executive of one of the “big four” accounting firms.

Michael J. Turner, CBE, age 62, has served as a director of Lazard Ltd and Lazard Group since March 2006. In November 2008, Mr. Turner was appointed the non-executive Chairman of Babcock International Group PLC. Mr. Turner was the Chief Executive Officer of BAE Systems plc from March 2002 until the end of August 2008. Mr. Turner joined BAE Systems in 1966 and held a number of commercial, marketing and general management positions, including Chief Operating Officer from 1999 to March 2002. Mr. Turner is Senior Independent Director of GKN PLC. Mr. Turner is a member of the Compensation Committee and the Nominating & Governance Committee of Lazard Ltd’s Board of Directors. Mr. Turner was selected to be a director of the Company because of his extensive background, experience and leadership as a former chief executive in the aerospace and defense industry and the Board’s desire to add geographical diversity to its membership that reflects the Company’s client base in Europe.

Class III Directors with Terms Expiring in 2012

Ashish Bhutani, age 50, has served as a director of Lazard Ltd and Lazard Group since March 2010. Mr. Bhutani is a Vice Chairman and a Managing Director of Lazard and has been the Chief Executive Officer of Lazard Asset Management (“LAM”) since March 2004. Mr. Bhutani previously served as Head of New Products and Strategic Planning from June 2003 to March 2004. Prior to joining Lazard, he was Co-Chief Executive Officer North America of Dresdner Kleinwort Wasserstein from 2001 to the end of 2002, and was a member of its Global Corporate and Markets Board, and a member of its Global Executive Committee. Mr. Bhutani worked at Wasserstein Perella Group (the predecessor to Dresdner Kleinwort Wasserstein) from 1989 to 2001, serving as Deputy Chairman of Wasserstein Perella Group and Chief Executive Officer of Wasserstein Perella Securities from 1994 to 2001. Mr. Bhutani began his career at Salomon Brothers in 1985, where he was a Vice President in Fixed Income. Mr. Bhutani is a member of the Board of Directors of four registered investment companies, which are part of the Lazard fund complex. Mr. Bhutani was selected to be a director of the Company because of his extensive background, experience and knowledge of the asset management industry, his role within the firm as Chief Executive Officer of LAM and Mr. Jacobs’ and the Board’s desire that Mr. Bhutani become a regular contributor to the Board’s deliberations.

Steven J. Heyer, age 58, has served as a director of Lazard Ltd and Lazard Group since June 2005 and was appointed Lead Director in November 2009. Mr. Heyer is currently the Chairman and Chief Executive Officer of Harry & David Holdings, Inc., founder of Avra Kehdabra Animation LLC, and Chairman of Next 3D, a software company. Mr. Heyer was the Chief Executive Officer of Starwood Hotels & Resorts Worldwide from October 2004 until April 2007. Prior to joining Starwood, he was President and Chief Operating Officer of The Coca-Cola Company from 2002 to September 2004. From 1994 to 2001 he was President and Chief Operating Officer of Turner Broadcasting System, Inc., and a member of AOL Time Warner’s Operating Committee. Previously, Mr. Heyer was President and Chief Operating Officer of Young & Rubicam Advertising Worldwide, and before that spent 15 years at Booz Allen & Hamilton, ultimately becoming Senior Vice President and Managing Partner. He is a member of the Board of Directors of Omnicare, Inc. and the National Collegiate Athletic Association. Mr. Heyer has ownership positions in a portfolio of private companies and is a member of many of their boards of directors. Mr. Heyer had previously served on the Board of Directors of Starwood Hotels & Resorts Worldwide until April 2007. Mr. Heyer is the chairman of the Compensation Committee and a member of the Nominating & Governance Committee of Lazard Ltd’s Board of Directors. Mr. Heyer was selected to be a director of the Company because of the depth of his analytical skills, which he has applied in a variety of leadership positions across diverse industry groupings, including broadcast media, consumer products, and hotel and leisure companies.

Sylvia Jay, CBE, age 64, has served as a director of Lazard Ltd and Lazard Group since March 2006. Lady Jay is Vice Chairman of L’Oreal UK, a position she has held since September 2005. From January 2001 to August 2005, she was the Director General of the Food & Drink Federation, a UK trade body. Lady Jay joined the United Kingdom Civil Service in 1971. Her civil service career, until she resigned in 1995, mainly concerned government financial aid to developing countries, including being a non-executive director of the Gibraltar Ship Repair Company. She also worked in the Civil Service Selection Board to recruit fast stream administrators and diplomats; the French Ministere de la Cooperation; the French Tresor and was one of a small international team which set up the European Bank for Reconstruction and Development. Lady Jay is a member of the Board of Directors of Saint-Gobain and Alcatel-Lucent, and was Chairman of Food from Britain from 2005 until 2009. Lady Jay is a member of the Compensation Committee and the Nominating & Governance Committee of Lazard Ltd’s Board of Directors. Lady Jay was selected to be a director of the Company because of her extensive background and experience in government service and the Board’s desire to add geographical diversity that reflects the Company’s client base in Europe.

Vernon E. Jordan, Jr., age 75, has served as a director of Lazard Ltd and Lazard Group since May 2005. Mr. Jordan has served as a Senior Managing Director of Lazard Frères & Co. LLC since January 2000. Mr. Jordan has been Senior Counsel at Akin Gump Strauss Hauer & Feld LLP since January 2000, where he served as Senior Executive Partner from January 1982 to December 1999. Prior to that, Mr. Jordan served as President and Chief Executive Officer of the National Urban League, Inc. from January 1972 to December 1981. Mr. Jordan currently serves on the Board of Directors of Asbury Automotive Group, Inc.; as a senior advisor to the Board of Directors of American Express Company and Xerox Corporation; as a trustee to Howard University and DePauw University; and on the International Advisory Board of Barrick Gold. Mr. Jordan had previously served on the Board of Directors of Xerox Corporation until May 2009; the American Express Company until May 2008; J.C. Penney Company until August 2007; and Sara Lee Corporation until May 2005. Mr. Jordan was selected to be a director of the Company because of his extensive background and expertise in legal and corporate matters, his knowledge of corporate governance and his experience as a board member of numerous public companies.

Class II Directors with Terms Expiring in 2013

Laurent Mignon, age 47, has served as a director of Lazard Ltd and Lazard Group since July 2009. Mr. Mignon has served as Chief Executive Officer of Natixis (the successor to IXIS Corporate & Investment Bank) since May 2009. From September 2007 to May 2009, he was General Partner of Oddo & Cie, a private French investment bank. Prior to joining Oddo & Cie, Mr. Mignon was the Chief Executive Officer of AGF France. He joined AGF France in 1997 as Chief Financial Officer and was nominated to be a member of the Executive Committee in 1998. Prior to joining the AGF Group, Mr. Mignon held a variety of positions in banking over a ten-year period, ranging from trading to investment banking. Mr. Mignon is a member of the Board of Directors of Sequana, and member of the Board of Directors and of the Audit Committee of Arkema. Mr. Mignon was selected to be a director of the Company pursuant to an agreement that Lazard entered into with Natixis at the time of Lazard Ltd’s equity public offering in 2005. See “Agreement with Natixis.”

Gary W. Parr, age 54, has served as a director of Lazard Ltd and Lazard Group since March 2010. Mr. Parr is a Vice Chairman and a Managing Director of Lazard, having previously served as Deputy Chairman of Lazard from April 2003 until November 2009. For over 25 years, he has focused on providing strategic advice to financial institutions worldwide. Prior to joining Lazard, Mr. Parr was with Morgan Stanley, serving in numerous capacities including Vice-Chairman of Institutional Securities and Investment Banking, Chairman and Head of the Global Financial Institutions Group and Co-Head of the Global Mergers and Acquisitions Department. Prior to joining Morgan Stanley, Mr. Parr was with a group from The First Boston Corporation that formed Wasserstein Perella & Co., where he rose to become Co-President. Mr. Parr serves as the Chairman of the Board of Directors of the New York Philharmonic and the Parr Center for Ethics at the University of North Carolina. Mr. Parr was selected to be a director of the Company because of his extensive background, experience and knowledge of the financial services industry, his reputation among clients and Mr. Jacobs’ and the Board’s desire that Mr. Parr become a regular contributor to the Board’s deliberations.

Hal S. Scott, age 67, has served as a director of Lazard Ltd and Lazard Group since March 2006. Professor Scott is the Nomura Professor and Director of the Program on International Financial Systems at Harvard Law School, where he has taught since 1975. Before joining Harvard he served as a Law Clerk for the Hon. Justice Byron R. White, U.S. Supreme Court, from 1973 to 1974, and as an Assistant Professor of Law, University of California at Berkeley from 1974 to 1975. Professor Scott has published numerous books and articles on finance, international trade and securities laws. He is the President of the Committee on Capital Markets Regulation, Inc. and a member of the Senior Advisory Board of Oliver Wyman. Professor Scott is a past President of the International Academy of Consumer and Commercial Law and a past Governor of the American Stock Exchange (2002-2005). Professor Scott is the chairman of the Nominating & Governance Committee and a member of the Audit Committee of Lazard Ltd’s Board of Directors. Professor Scott was selected to be a director of the Company because of his impressive academic background and expertise in public policy and global financial market regulation as it affects the financial services industry.

Agreements with Natixis

As of February 24, 2011, Natixis (the successor to IXIS Corporate & Investment Bank) held 6,999,800 shares of Class A common stock of Lazard Ltd, of which 2,000,000 shares of Class A common stock of Lazard Ltd were acquired in our recapitalization transactions in May 2005 and 4,999,800 shares of Lazard Ltd were acquired in May 2008 upon the settlement of the purchase contracts related to $150 million of Lazard Ltd’s equity security units (which equity security units were also acquired in our recapitalization transactions in May 2005). In connection with this investment by Natixis in May 2005, we agreed that we will nominate one person designated by Natixis to our Board of Directors until such time as (1) the shares of common stock of Lazard Ltd then owned by Natixis, plus (2) the shares of common stock of Lazard Ltd issuable under the terms of any exchangeable securities issued by us then owned by Natixis, constitute less than 50% of the sum of (a) the shares of common stock of Lazard Ltd initially purchased by Natixis, plus (b) the shares of common stock of Lazard Ltd issuable under the terms of any exchangeable securities issued by Lazard Ltd initially purchased by Natixis. Laurent Mignon is currently the Natixis nominee to our Board of Directors.

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

Code of Business Conduct and Ethics

Lazard Ltd has adopted the Code of Business Conduct and Ethics that is applicable to all directors, managing directors, officers and employees of Lazard Ltd, Lazard Group and their subsidiaries and affiliates, as well as a Supplement to the Code of Business Conduct and Ethics for certain other senior officers, including Lazard Group’s chief executive officer, chief financial officer and principal accounting officer. Each of these codes are available on our website at http://www.lazard.com/Investorrelations/CodeandEthics.aspx and a copy has been filed as an exhibit to this Form 10-K. A printed copy of each of these documents is available upon request. We intend to disclose amendments to, or waivers from, the Code of Business Conduct and Ethics, if any, on our website.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Executive Summary

This Compensation Discussion and Analysis explains the material elements of the compensation of our named executive officers in 2010, who are set forth in the table below:

Name	Title
Kenneth M. Jacobs	Chairman and Chief Executive Officer
Michael J. Castellano	Chief Financial Officer
Ashish Bhutani	Chief Executive Officer of Lazard Asset Management
Scott D. Hoffman	General Counsel
Alexander F. Stern	Chief Operating Officer

Compensation Practices and Corporate Performance.    Consistent with our philosophy that pay should be tied to performance, the Compensation Committee of Lazard Ltd has implemented programs designed to better align the interests of our executive officers with Company performance and maximize shareholder value. Compensation practices that reflect our philosophy include:

•

Linking cash compensation to performance.    The majority of cash compensation opportunity is based on Company and individual performance. Accordingly, the cash compensation paid to our named executive officers as a group has fluctuated from year to year, reflecting the Company’s financial results.

•

Developing new compensation instruments to promote better performance.    In February 2011, the Compensation Committee of Lazard Ltd granted interests in certain Lazard investment funds (“Lazard Fund Interests”), a new form of performance award for employees in Lazard’s asset management division. Pursuant to terms of these awards, a portion of a participant’s incentive compensation is invested in funds managed by either LAM or Lazard Frères Gestion SAS (“LFG”). The Lazard Fund Interests are designed to align the performance and compensation of asset management employees, including Mr. Bhutani, by directly tying their compensation to the unit of the business with which they are most directly involved. The stronger performance of these funds, benefits not only our Asset Management clients but also Lazard Ltd’s shareholders and employees.

•

Granting equity and other long-term incentive compensation with multi-year vesting horizons.    The restricted stock units (“RSUs”) and Lazard Fund Interests awarded to our executive officers in 2011 generally vest approximately two or three years after the date of grant, subject to the executive’s continued service with the Company. This aligns the interests of our executive officers and Lazard Ltd’s shareholders, as the value that each individual realizes upon vesting depends on the future value of Lazard Ltd’s Class A common stock or the value of the Lazard investment fund, as the case may be. It also helps to retain our executive officers, giving Lazard Ltd’s shareholders the stability of highly productive, experienced management.

We believe that our general pay for performance philosophy has contributed to our Company’s strong performance:

•

Increasing net income.    Annual net income on a fully exchanged basis increased to $281.1 million for 2010, compared to $11.1 million for 2009, excluding special charges in the first quarter of each year and the fourth quarter of 2009.

•	Increasing Financial Advisory operating revenue. Financial Advisory operating revenue increased 13% to $1.12 billion for 2010, compared to $990.4 million for 2009.

•	Increasing M&A and Strategic Advisory operating revenue. M&A and Strategic Advisory operating revenue increased 36% to $714.1 million for 2010, compared to $526.2 million for 2009.

•	Increasing Asset Management operating revenue. Asset Management operating revenue increased 40% for 2010 to a record $834.7 million, compared to $596.0 million for 2009.

Compensation Governance.    To ensure that our executive compensation programs conform to our pay for performance philosophy, we follow the following procedures:

•

Maintaining an independent compensation committee.    The Compensation Committee of Lazard Ltd is comprised solely of independent directors and is responsible for approving the compensation of each named executive officer.

•

Engaging an independent compensation consultant.    The Compensation Committee of Lazard Ltd directly and independently engaged the Hay Group, Inc., a global independent compensation consulting firm, to assist it with benchmarking and compensation analyses. At this time, the Hay Group, Inc. performs no work for Lazard other than advising the Compensation Committee of Lazard Ltd with respect to executive compensation matters and the Nominating & Governance Committee of Lazard Ltd on director compensation.

We believe that as a consequence of our prudent compensation governance procedures:

•

Compensation paid to the named executive officers has been reasonable relative to our comparator group.    According to an analysis conducted by the Hay Group, Inc. in January 2011, our recent aggregate total direct compensation (calculated with respect to 2010 base salary and actual cash bonuses and RSUs awarded for 2009) paid to the named executive officers was at a level within the range of the comparator group of similar investment firms that the Compensation Committee of Lazard Ltd determined to be sufficiently competitive for 2010.

•

Lazard Ltd’s compensation ratio declined in 2010.    In 2010, the ratio of Lazard Ltd’s total compensation and benefits expense to operating revenue (excluding special charges) (the “compensation ratio”) was 59.1%. This is a significant reduction from the compensation ratio of 71.8% in 2009, and partially reflects increased operating revenue and the execution of our previously announced goals to grow annual compensation expense at a slower rate than operating revenues.

Philosophy and Objectives of Our Compensation Programs

General.    Our compensation programs are designed to attract, retain and motivate executives and professionals of the highest quality and effectiveness. These compensation programs focus on rewarding the types of performance that increase shareholder value, including growing revenue, retaining clients, developing new client relationships, improving operational efficiency and managing risks. A substantial portion of each executive’s total compensation is intended to be variable and delivered on a pay-for-performance basis. The programs provide compensation opportunities, contingent upon performance, that are competitive with practices of other similar financial services organizations. We currently target annual operating revenue and earnings as our key performance metrics. In allocating compensation to our executive officers, managing directors and other senior professionals, the primary emphasis, in addition to Company performance, is on each individual’s contribution to the Company, business unit performance and compensation recommendations of the individuals to whom participants report. The Compensation Committee of Lazard Ltd monitors the effectiveness of our compensation programs throughout the year and performs an annual reassessment of the programs in January of each year in connection with year-end compensation decisions. The Compensation Committee of Lazard Ltd directly and independently engaged the Hay Group, Inc., a global independent compensation consulting firm, to assist it with benchmarking and compensation analyses. At this time, the Hay Group, Inc. performs no work for the Company or Lazard Ltd other than advising the Compensation Committee of Lazard Ltd with respect to executive compensation matters and the Nominating & Governance Committee on director compensation of Lazard Ltd.

Competitive Compensation Considerations.    Because the competition to attract and retain high performing executives and professionals in the financial services industry is intense, the amount and composition of total compensation paid to our executives must be considered in light of competitive compensation levels. In this regard, for our named executive officers, the Compensation Committee of Lazard Ltd used as a benchmark a survey prepared by the Hay Group, Inc., with input from management, regarding compensation levels in 2009 and, to the extent available, 2010, for comparable positions at the following financial services firms: Affiliated Managers Group Inc, Black Rock, Inc., Blackstone Group LP, Eaton Vance Corp., Evercore Partners Inc., Goldman Sachs Group, Inc., Greenhill & Co., Inc., Invesco Ltd, Jefferies Group, Inc., Legg Mason, Inc., and Morgan Stanley. While some of the companies listed above are larger than the Company, we chose this comparator group because we compete in the same marketplace with these companies for highly qualified and talented financial service professionals. While the Compensation Committee of Lazard Ltd considers the level of compensation paid by the firms in the Company’s comparator group, in order to maintain competiveness and flexibility, the Compensation Committee of Lazard Ltd does not target compensation at a particular level relative to the comparator group.

Design of Our Compensation Programs

Compensation for each of our executive officers, managing directors and other senior professionals is viewed on a total compensation basis and then subdivided into two primary categories—base salary and incentive compensation. The Compensation Committee of Lazard Ltd reviews performance data by business line and by individual, in addition to competitive data. Determinations are made based on the totality of all the data, and made on an individual basis. With the exception of the 2008 compensation cycle, our annual incentive compensation awards since Lazard Ltd’s equity public offering in 2005 up until the 2010 compensation cycle have had two components: a cash bonus and an equity-based award. In addition to the forms of annual incentive compensation we have used in the past, for the 2010 compensation cycle, we added a new form of long-term incentive compensation for employees in our Asset Management segment, including Mr. Bhutani, which we refer to as Lazard Fund Interests. Lazard Fund Interests are actual or notional interests in various funds managed by either LAM or LFG that are granted to employees subject to the same vesting conditions as RSUs and are discussed in more detail below. Decisions with regard to incentive compensation are generally made in January of each year and are based on Company and individual performance in the prior fiscal year. The Compensation Committee of Lazard Ltd determines and approves the total compensation package (salary and incentive compensation award) to be paid to our Chief Executive Officer, Mr. Jacobs. Mr. Jacobs, in turn, makes recommendations to the Compensation Committee of Lazard Ltd as to the total compensation package to be paid to the other executive officers, which are then subject to the review and approval of the Compensation Committee of Lazard Ltd. Mr. Jacobs does not participate in sessions of the Compensation Committee of Lazard Ltd at which his own compensation is discussed; however, he does participate in meetings at which the compensation of the other executive officers is discussed. Before any year-end compensation decisions are made, the Compensation Committee of Lazard Ltd reviews a comprehensive tally sheet of all elements of each executive officer’s compensation. The tally sheets include information on cash and non-cash compensation for the past three fiscal years (including current and prior year base salaries, annual bonuses, RSUs and, with respect to 2008, deferred cash awards), the value of benefits and other perquisites paid to our executive officers, the value of unrealized gains/losses on prior equity-based awards and any LAZ-MD Holdings exchangeable interests held by our executive officers, as well as potential amounts to be delivered under all post-employment scenarios. The tally sheets are used to ensure that each member of the Compensation Committee of Lazard Ltd has a complete picture of the compensation and benefits paid to, and equity holdings of, each of our executive officers and is just one of the tools used by the Compensation Committee of Lazard Ltd in making year-end compensation decisions.

Base Salary.    Base salaries are intended to reflect the experience, skill and knowledge of our executive officers, managing directors and other senior professionals in their particular roles and responsibilities, while retaining the flexibility to appropriately compensate for fluctuations in performance, both of the Company and the individual. Base salaries for our executive officers and any subsequent adjustments thereto are reviewed and approved by the Compensation Committee of Lazard Ltd annually, based on a review of relevant market data and each executive’s performance for the prior year, as well as each executive’s experience, expertise and position. During 2010, each of our named executive officers was a party to a retention agreement with the Company that provides for a minimum annual base salary during the term of those agreements. See “Retention Agreements with Named Executive Officers.”

Incentive Compensation.    Incentive compensation is a key component of our executive compensation strategy. Incentive compensation payouts can be highly variable from year to year and are generally based on our operating revenue and earnings in the immediately preceding fiscal year, as well as each individual’s contribution to revenue and to the Company’s development, including business unit performance. In addition, careful attention is paid to competitive compensation practices in the financial services industry.

In January of each year a determination is made as to the total amount of incentive compensation to be awarded to our managing directors and senior professionals, including our executive officers, based on Company and individual performance in the prior fiscal year. An allocation is then made between cash and equity-based awards. In addition, for the 2010 compensation cycle, we created a new form of performance-based compensation for employees of our Asset Management segment, which we refer to as Lazard Fund Interest awards and is described in more detail below. In January 2011, we applied a progressive formula based on total compensation for all of our managing directors and senior professionals, including the executive officers. Pursuant to this formula, as a participant’s total compensation (salary, cash bonus, equity-based awards and Lazard Fund Interest awards) increases, a greater percentage of his or her total compensation is composed of a long-term incentive awards (i.e., equity-based awards and/or Lazard Fund Interest awards). This formula is based on a sliding scale that effectively begins at 6% for some of our vice presidents and directors and generally reaches 50% for our highest paid managing directors (other than Mr. Jacobs) and is in line with our philosophy of focusing stock grant and Lazard Fund Interest awards at the more senior levels, where our most senior employees, through their greater responsibilities and authority, have more opportunity to influence the stock price and, in the case of employees in our Asset Management segment, performance of Lazard managed funds. The remainder of an individual’s total incentive compensation award is payable in cash.

For the 2010 compensation cycle, equity-based compensation was awarded to our executive officers, other than Mr. Castellano (who is retiring on March 31, 2011), in the form of RSUs granted under the 2008 Incentive Compensation Plan. An RSU is a contractual right to receive a share of Class A common stock of Lazard Ltd upon vesting of the RSU. The RSUs granted to our executive officers in 2011 (which relate to 2010 performance) vest approximately two or three years after the date of grant, subject to the executive’s continued service with the Company. Mr. Castellano, because he is retirement eligible and any RSUs granted to him would vest pursuant to the Company’s RSU Retirement Policy, received a restricted stock award in lieu of an RSU award for the 2010 compensation cycle. See “Grant of Plan-Based Awards” for a discussion of the terms of the RSUs and restricted stock awards and see below for a discussion of the terms of the RSU Retirement Policy.

The purpose of the RSU awards is to maximize shareholder value by aligning the long-term interests of our senior executives, and other employees, with those of Lazard Ltd’s shareholders. Because the amount an individual realizes upon the vesting of his or her RSUs directly depends on the value of Class A common stock of Lazard Ltd at that time, each individual who receives an RSU becomes, economically, a long-term shareholder of Lazard Ltd, with the same interests as other shareholders of Lazard Ltd. The number of RSUs granted to the named executive officers in 2011 as part of the 2010 compensation cycle was based on the average closing price of our stock price on the NYSE on the five trading days prior to the grant date. RSUs also serve as an important retention mechanism by subjecting a significant portion of each recipient’s compensation to forfeiture if he or she leaves the firm prior to the vesting date. Our executive officers each own considerable interests in Lazard Ltd through previous grants of RSUs and, with respect to Messrs. Jacobs and Hoffman, through their holdings of LAZ-MD Holdings exchangeable interests. As a result, we believe our executive officers have a demonstrable and significant interest in increasing shareholder value over the long term.

RSU awards are typically made in early February following Lazard Ltd’s year-end earnings release. This year, RSUs were granted to each of our named executive officers on February 10, 2011, approximately one week after Lazard Ltd’s public announcement of year-end earnings. The number of RSUs granted in 2011 (which relate to 2010 performance) was determined by dividing the dollar amount allocated to be granted to the executive officer as an equity-based award by the average closing price of Class A common stock of Lazard Ltd on the NYSE on the five trading days prior to February 10, 2011 ($45.06). The RSUs granted on February 10, 2011 will generally vest 33% on March 1, 2013 and 67% on March 3, 2014.

In exchange for their RSU awards, our named executive officers agreed to restrictions on their ability to compete with the Company or to solicit our clients and employees, which protects the Company’s intellectual and human capital. Year-end incentive compensation awards are based on Company and individual performance during the prior fiscal year, and an executive officer’s total equity interest in the Company is not factored into the decision-making process of the Compensation Committee of Lazard Ltd concerning future equity-based awards.

In January 2010, the Company amended its retirement policy with respect to RSU awards in order to align its compensation practices with those of its peers. Pursuant to the Company’s RSU Retirement Policy, outstanding and unvested RSUs will vest (and in the case of K-1 partners, be settled in restricted stock) as long as

(i) the RSU holder is at least 56 years old, (ii) the RSU holder has completed at least five years of service with the Company and (iii) the sum of the RSU holder’s actual age and years of service is at least 70. However, following retirement, the restricted stock granted to the former RSU holders remain subject to all restrictive covenants, including continued compliance with non-compete, non-solicit and other provisions contained in the original RSU award agreement through the original vesting date of the RSUs. Any dividends payable with respect to the restricted stock are held in escrow until the forfeiture provisions lapse. A recipient of restricted stock is required to make an election under Section 83(b) of the Internal Revenue Code, which subjects him or her to taxation on such restricted stock on the date of grant. With the consent of the compliance department of the Company, a recipient may dispose of up to 50% of the restricted stock granted to him or her in order to pay taxes.

In February 2011, in order to more closely align the compensation and performance of our employees in the Asset Management segment with the interests of our clients, the Company adopted a new form of award, a Lazard Fund Interest award. The Lazard Fund Interests represent an actual or notional interest in certain investment funds managed by either LAM or LFG and, accordingly, should enable eligible employees in the Asset Management segment to directly benefit from the performance of such funds. In addition to RSUs, eligible employees are awarded a dollar value, which is invested (or deemed invested) in specified investment funds as directed by the employees and held in a restricted brokerage account for the benefit of the employee. Lazard Fund Interest award agreements generally contain the same vesting, change-in-control, restrictive covenant and forfeiture provisions as the RSU award agreements. In general, these agreements provide that non-vested Lazard Fund Interests are forfeited on termination of employment, except in limited cases such as death, disability, a termination by the Company other than for “cause” or a qualifying retirement pursuant to the Company’s RSU Retirement Policy (as described above). In the event that the investment funds in which the Lazard Fund Interests are invested distribute earnings, such earnings are automatically re-invested in additional Lazard Fund Interests. These distributions will have the same restrictions as the underlying Lazard Fund Interests to which they relate.

This year, Mr. Bhutani, as the Chief Executive Officer of LAM, was the only named executive officer to receive a Lazard Fund Interest award. This program may be extended to other employees who are not a part of our Asset Management segment, including our other executive officers, in the future. The Lazard Fund Interests granted to Mr. Bhutani on February 10, 2011 (which relate to 2010 performance) will vest 33% on March 1, 2013 and 67% on March 3, 2014. With respect to the other named executive officers, the Compensation Committee of Lazard Ltd determined that their duties were more likely to impact the entire business of the Company and, accordingly, their long-term incentive compensation should continue to be paid in the form of RSUs.

Impact of 2010 Performance on Compensation

In setting compensation levels for our employees for 2010, we primarily considered annual operating revenue, earnings and competitive conditions in the financial services industry. Our results continued to improve in 2010 compared to 2009 and sequentially throughout the year due to the global breadth and depth of our Financial Advisory and Asset Management businesses. Due to the uneven economic recovery worldwide, we are well aware of our need to continue to attract, retain and motivate executives and professionals of the highest quality and effectiveness. Part of our business strategy is to recruit and retain proven senior professionals who have strong client relationships and industry expertise. Because of the value they bring to the Company, these individuals command high levels of compensation. For 2010, based on management’s recommendation and in light of Lazard Ltd’s annual operating revenue of $1.98 billion, the Compensation Committee of Lazard Ltd determined that the “compensation ratio” for Lazard Ltd should be set at 59.1%, in order to meet our compensation and retention objectives and to be responsive to the shareholders of Lazard Ltd. This is a significant reduction from the compensation ratio for 2009 of 71.8% for Lazard Ltd, which reflects increased operating revenue and the execution of our previously announced goals to grow annual compensation expense at a slower rate than operating revenues. The Compensation Committee of Lazard Ltd concluded that this ratio of total compensation and benefits expense to annual operating revenue was appropriate for us in light of its discussions with our executive officers, current economic and competitive conditions in the marketplace, information provided by the Hay Group, Inc. and our financial performance in 2010.

Compensation For Each of Our Named Executive Officers in 2010

2010 Base Salaries.    We have retention agreements with Messrs. Jacobs, Castellano, Bhutani, Hoffman and Stern that establish their respective minimum annual base salaries. These amounts were negotiated and were meant to ensure that the Company would have the services of each of these executive officers during the term of their respective agreements. See “Retention Agreements with Named Executive Officers.” Mr. Bhutani received a base salary of $750,000 for 2010, which was determined based on his experience, level of responsibility and the salaries for comparable positions at our core competitors. The base salaries paid in 2010 to each of Messrs. Jacobs, Castellano, and Stern was the minimum required under each of their retention agreements: $900,000 to Mr. Jacobs; $500,000 to Mr. Castellano; and $750,000 to Mr. Stern. Mr. Hoffman’s annual base salary was increased to $750,000 effective as of January 1, 2010 as part of last year’s compensation review process.

2010 Incentive Compensation.

Mr. Jacobs.    In determining the amount of incentive compensation to be paid to our Chief Executive Officer, Mr. Jacobs, the Compensation Committee of Lazard Ltd considered Mr. Jacobs’ individual performance and the Company’s overall performance in 2010, against the goals and objectives previously established for him by the Compensation Committee of Lazard Ltd. These goals and objectives (which did not include numerical targets) consisted principally of:

Company Performance:

•	Operating revenue; and

•	Net income.

Individual Performance:

•	Providing the leadership and strategic vision necessary to position the Company for future growth and profitability;

•	Leading franchise-building efforts across the Company’s businesses and regions;

•	Motivating key employees and attracting and retaining new talent;

•	Focusing the Asset Management business on improved investment performance through motivating and retaining key employees and hiring new talent;

•	Facilitating global integration by improved collaboration across units worldwide;

•	Setting financial targets and building an organization that is capable of achieving management’s vision; and

•	Keeping the Board informed regarding ongoing strategic, financial and operating issues and initiatives within the Company.

In evaluating the Company’s and Mr. Jacobs’ performance, the Compensation Committee of Lazard Ltd noted the following accomplishments, which are set forth in Lazard Ltd’s Current Report on Form 8-K filed on February 2, 2011:

•	Operating revenue for 2010 increased 22% to $1.98 billion compared to $1.62 billion for 2009;

•

Annual net income on a fully exchanged basis increased to $281.1 million for 2010, compared to $11.1 million for 2009, excluding special charges in the first quarter of each year and the fourth quarter of 2009;

•	Financial Advisory operating revenue increased 13% to $1.12 billion for 2010, compared to $990.4 million for 2009;

•	M&A and Strategic Advisory operating revenue increased 36% to $714.1 million for 2010, compared to $526.2 million for 2009; and

•	Asset Management operating revenue increased 40% for 2010 to a record $834.7 million, compared to $596.0 million for 2009.

Other factors noted by the Compensation Committee of Lazard Ltd, included:

•	The Company remained strategically focused on its mission and mandate as articulated by Mr. Jacobs, and the Company’s execution in 2010 was consistent with this strategy;

•	Under Mr. Jacobs’ leadership, collaboration across business lines and geographic locations is much improved;

•	Communication among Mr. Jacobs, the Deputy Chairmen and other members of senior management has served to unify the Company around a common mission and purpose;

•	Mr. Jacobs’ ability to effectively manage the 2010 compensation ratio by growing annual compensation expense at a slower rate than operating revenues;

•	The implementation of a rigorous performance management system and compensation allocation process generally viewed as fair by the Company’s managing directors; and

•	The Company’s continued success recruiting highly regarded senior level talent and strong personnel management.

The Compensation Committee of Lazard Ltd also thoroughly reviewed the Company’s past compensation practices, the competitive compensation practices at the other firms included in our comparator group and the unique value that Mr. Jacobs brings to the Lazard franchise. Based on its review, the Compensation Committee of Lazard Ltd decided to grant Mr. Jacobs an incentive compensation award of $13.9 million payable as follows: an RSU award valued at $8.8 million and a $5.1 million cash bonus. The RSU award constituted approximately 60% of Mr. Jacobs’ total compensation for 2010 (salary, cash bonus and equity-based awards). Given the component of current cash and the significant RSU award, the Compensation Committee of Lazard Ltd believes it has struck the right balance between rewarding current achievements and the desire to keep Mr. Jacobs focused on the Company’s long-term performance.

The following table shows the base salary and incentive compensation awarded to Mr. Jacobs for his performance in 2010 in the manner it was considered by the Compensation Committee of Lazard Ltd. This presentation differs from that contained in the Summary Compensation Table by (i) showing the full grant date value of the RSUs awarded on February 10, 2011, which related to 2010 performance but is not reflected in the Summary Compensation Table because the RSUs were granted after the end of our 2010 fiscal year and (ii) excluding the full grant date value of the RSUs granted on February 11, 2010, which related to 2009 performance and is included in the Summary Compensation Table. In addition, the “Change in Pension Value” column has been omitted, as it is not a material element of Mr. Jacobs’ compensation.

			Incentive Compensation
	Year	Salary	Annual Cash Bonus	Annual Restricted Stock Unit Awards	All Other Compensation	Total Compensation
Kenneth M. Jacobs	2010	$900,000	$5,100,000	$8,800,000	$57,597	$14,857,597

Other Named Executive Officers.    Annual incentive compensation for each of our other named executive officers was established based on the recommendation of Mr. Jacobs and review and approval by the Compensation Committee of Lazard Ltd. The retention agreements with Messrs. Castellano, Hoffman and Stern generally provide that each is entitled to an annual bonus to be determined under the applicable annual bonus plan of the Company on the same basis as annual bonuses are determined for the Company’s other executive officers and paid in the same ratio of cash to equity awards as is applicable to other executives. Mr. Jacobs reviewed with the Compensation Committee of Lazard Ltd the performance of each of the named executive officers individually and their overall contribution to the Company in 2010, which was not based on any numerical targets.

In determining annual incentive compensation for Mr. Bhutani, Mr. Jacobs considered his consistent leadership and high level of performance as the Chief Executive Officer of LAM. Mr. Jacobs noted overall success of the Asset Management segment in 2010, and in particular that Assets Under Management (“AUM”) reached a record $155.3 billion as of December 31, 2010, representing a 20% increase over AUM of $129.5 billion at December 31, 2009. The increase for 2010 included net inflows of $9.3 billion. Management fees increased 47% to a record $715.9 million for 2010, compared to $486.8 million for 2009. In making a recommendation on incentive compensation for Mr. Bhutani, Mr. Jacobs reviewed his positioning on an internal pay equity scale vis-à-vis other managing directors within the Company and the competitive compensation practices at the other firms included in our comparator group. Another factor that Mr. Jacobs considered was the difficulty and expense of replacing an executive of Mr. Bhutani’s caliber should he decide to leave. Based on Mr. Jacobs’ recommendation, the Compensation Committee of Lazard Ltd approved the following incentive compensation for Mr. Bhutani for his performance in 2010: Mr. Bhutani received a cash bonus of $6.25 million, an RSU award valued at $5.175 million and a Lazard Fund Interest award valued at $1.825 million. Together the RSUs and Lazard Fund Interests awarded to Mr. Bhutani constituted approximately 50% of his total compensation for 2010 (salary, cash bonus, equity-based awards and Lazard Fund Interest awards).

In determining annual incentive compensation for Mr. Stern, Mr. Jacobs considered several factors, including the various roles that Mr. Stern serves for the Company. Two factors Mr. Jacobs considered were Mr. Stern’s responsibilities and performance as Chief Operating Officer and his contribution to the financial strength of the Company. Mr. Stern maintains a balance between his leadership and administrative responsibilities within the firm, while continuing to cultivate important client relationships. Additional factors that Mr. Jacobs considered included Mr. Stern’s leadership in effectively managing other senior managing directors overseeing various business sectors on global basis, the competitive compensation practices at the firms in our comparator group and the difficulty and expense of replacing Mr. Stern should he decide to leave. Based on Mr. Jacobs’ recommendation, the Compensation Committee of Lazard Ltd approved the following incentive compensation for Mr. Stern for his performance in 2010: Mr. Stern received a cash bonus of $2.5 million and an RSU award valued at $3.25 million. The RSUs awarded to Mr. Stern constituted approximately 50% of his total compensation for 2010 (salary, cash bonus and equity-based awards).

In determining incentive compensation for Messrs. Castellano and Hoffman, Mr. Jacobs noted that each provides significant leadership to the Company in his role as Chief Financial Officer and General Counsel, respectively. Mr. Castellano has overall, worldwide responsibility for corporate finance and accounting at the Company, and Mr. Hoffman oversees legal and compliance, internal audit and global communications. Mr. Jacobs noted that both executives have been tasked with primary responsibility for establishing and implementing uniform internal policies within the Company, so that other members of senior management can focus on building the Lazard franchise and cultivating client relationships. In recommending incentive compensation for Mr. Castellano, Mr. Jacobs noted his contribution to the overall strength of the Company and his work with Matthieu Bucaille in preparing to transition his responsibilities as Chief Financial Officer. With respect to Mr. Hoffman, Mr. Jacobs noted his wide-ranging responsibility for overseeing legal operations worldwide, internal audit, global communications and legislative affairs, as well as the Company’s U.S. real estate. Mr. Jacobs noted that Mr. Hoffman was a key contributor to the collective management team; providing leadership, advice and guidance to him, as Chief Executive Officer, and to the Board of Directors. Based on Mr. Jacobs’ recommendation, the Compensation Committee of Lazard Ltd approved the following incentive compensation for each of Mr. Castellano and Mr. Hoffman for their performance in 2010: Mr. Castellano was paid a cash bonus of $2.035 million and received a restricted stock award valued at $215,000; Mr. Hoffman was paid a cash bonus of $1.5 million and received an RSU award valued at $2.25 million. The RSUs awarded to Mr. Hoffman constituted approximately 50% of his total compensation (salary, cash bonus and equity-based award) for 2010. Mr. Castellano, who will be retiring from the Company effective March 31, 2011, received substantially all of his incentive compensation in cash.

The following table shows the base salary and incentive compensation paid to Messrs. Bhutani, Castellano, Hoffman and Stern for their performance in 2010 in the manner it was considered by the Compensation Committee of Lazard Ltd. This presentation differs from that contained in the Summary Compensation Table by (i) showing the full grant date value of the RSUs and Lazard Fund Interests awarded on February 10, 2011, which related to 2010 performance but is not reflected in the Summary Compensation Table because they were granted after the end of our 2010 fiscal year and (ii) excluding the full grant date value of the RSUs granted on February 11, 2010, which related to 2009 performance and is included in the Summary Compensation Table. In addition, the “Change in Pension Value” column has been omitted as it is not a material element of any of the named executives’ compensation.

			Incentive Compensation
	Year	Salary	Annual Cash Bonus	Restricted Stock and Unit Awards	Lazard Fund Interest Awards	All Other Compensation	Total Compensation
Ashish Bhutani	2010	$750,000	$6,250,000	$5,175,000	$1,825,000	$40,418	$14,040,418
Michael J. Castellano	2010	$500,000	$2,035,000	$215,000	—	$24,997	$2,774,997
Scott D. Hoffman	2010	$750,000	$1,500,000	$2,250,000	—	$33,662	$4,533,662
Alexander F. Stern	2010	$750,000	$2,500,000	$3,250,000	—	$22,896	$6,522,896

Interest Payments.    Each of our named executive officers received interest payments on the deferred cash awards they were granted as part of the 2008 compensation cycle for the period from the date of the grant through February 24, 2010. In 2010, such interest payments were paid as follows: Mr. Jacobs, $29,250; Mr. Castellano, $7,538; Mr. Bhutani, $27,222; Mr. Hoffman, $10,463; and Mr. Stern, $8,813.

Perquisites.    In 2010, the Company provided a limited number of perquisites, with each of our named executive officers receiving less than $28,500 in perquisite compensation. Our named executive officers receive the same perquisite compensation provided to all of our U.S. managing directors as a group, including (i) the payment by the Company of a portion of the insurance premiums for each of our U.S. managing directors on the same basis that it does for all U.S. employees and (ii) being the named beneficiaries of a Company-provided life insurance and excess liability insurance policy and long-term disability insurance. None of our U.S. managing directors receive any matching contributions from the Company on their personal contributions to the Company’s 401(k) plan. Each of our U.S. managing directors is entitled to have his year-end personal tax returns prepared by our tax department. Messrs. Jacobs, Castellano, Hoffman and Stern have availed themselves of this benefit. This perquisite has been an historical practice of the firm, and is provided due to the complexity involved in preparing such tax returns as the Company continues to be viewed as a partnership for U.S. tax purposes.

Post-Employment Benefits.    Each of Messrs. Jacobs, Hoffman and Stern has an accrued benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan, a qualified defined-benefit pension plan, and Mr. Hoffman and Mr. Stern have accrued additional benefits under a related supplemental defined-benefit pension plan. In each case, these benefits accrued prior to the applicable officer becoming a managing director of the Company. Benefit accruals under both of these plans were frozen for all participants effective January 31, 2005, and our named executive officers will not accrue any additional benefits. The annual benefit under such plans, payable as a single life annuity commencing at age 65, would be $6,447 for Mr. Jacobs, $18,845 for Mr. Hoffman and $12,421 for Mr. Stern. Under the terms of the supplemental defined-benefit pension plan, the benefits are only payable in a single lump sum payment. Messrs. Bhutani and Castellano do not participate in these plans. For the value of the benefits accrued by Messrs. Jacobs, Hoffman and Stern under these plans as of December 31, 2010, see “Pension Benefits.”

The retention agreement with each of our named executive officers, other than Mr. Bhutani, provides for certain severance benefits in the event of a termination of employment by the Company other than for “cause” or, by the executive officer for “good reason” (we refer to these as a “qualifying terminations”) prior to March 31, 2011 for Mr. Castellano and prior to March 23, 2013 for Messrs. Jacobs, Hoffman and Stern. We provide for such severance payments on the condition that the departed executive does not compete with the Company, solicit the Company’s clients or employees or take other actions that harm the Company’s business for specified periods. The level of the severance benefits depends on whether the qualifying termination occurs prior to or following a “change in control” of Lazard Ltd, with qualifying terminations following a “change in control” triggering an enhanced benefit. In addition, the retention agreement with each of our named executive officers, other than Mr. Bhutani, provides that in the event that the executive officer’s receipt of any payment from the Company under the agreement or otherwise is subject to the excise tax imposed under Section 4999 of the Code, an additional payment will be made to restore the executive to the after-tax position that he would have been in if the excise tax had not been imposed. The events giving rise to a severance payment as well as the amount of the payments under the retention agreements were negotiated terms and based on common industry practice for agreements of this kind at the time they were negotiated. See “Retention Agreements with Named Executive Officers—Payments and Benefits Upon Certain Terminations of Service” and see also “Potential Payments Upon Termination or Change in Control” for an estimate of potential payouts under each scenario.

In general, non-vested RSUs and Lazard Fund Interests are forfeited by our named executive officers upon termination of employment, except in limited cases such as death, disability, a termination by the Company other than for “cause” or a qualifying retirement pursuant to the Company’s RSU Retirement Policy. See “RSU Retirement Policy.” In the event of a change of control of Lazard Ltd, any unvested RSUs and Lazard Fund Interests will automatically vest. In this way, our named executive officers can realize value from these awards in the same way as shareholders of Lazard Ltd in connection with the change of control transaction, and thus encourage our named executive officers to consider and support transactions that might benefit shareholders of Lazard Ltd. Mr. Castellano, who is currently eligible to retire, had all of his prior RSU awards vest in 2010 pursuant to the Company’s RSU Retirement Policy. The shares Mr. Castellano received upon the RSU vesting (less shares withheld to cover certain tax liabilities) remain subject to certain restrictions, including continued compliance with the non-compete, non-solicit and other provisions in the RSU agreements, which will remain in place until the originally scheduled vesting date of each underlying RSU award.

Risks Related to Compensation Policies.    In keeping with our risk management framework, we consider risks not only in the abstract, but also risks that might hinder the achievement of a particular objective. We have identified two primary risks relating to compensation: the risk that compensation will be insufficient to retain talent and the risk that compensation strategies might result in unintended incentives. To combat the first risk, as noted above, the compensation of employees throughout the Company is benchmarked against comparative compensation data, permitting us to set compensation levels that we believe contribute to low rates of employee attrition. Further, RSUs and Lazard Fund Interests awarded to our managing directors and other senior professionals are subject to vesting over two- or three-year periods. We believe both the levels of compensation and the structure of the RSU awards and Lazard Fund Interest awards have had the effect of retaining key personnel.

With respect to the second risk, our Company-wide year-end discretionary compensation program is designed to reflect the performance of the Company, the performance of the division in which the employee works and the performance of the individual employee, and is designed not to encourage excessive risk taking. For example, paying a significant portion of our year-end discretionary compensation in the form of RSUs and Lazard Fund Interests that vest over two or three years makes each of our managing directors and other senior professionals sensitive to long-term risk outcomes, as the value of their awards increase or decrease with the price of Lazard Ltd’s Class A common stock and, in the case of holders of Lazard Fund Interests, the performance of funds managed by our Asset Management group. Further, performance criteria for some of the Asset Management executives now include Company-wide risk management practices (some relating to mitigating certain of Asset Management’s key risks, and some relating to oversight of the “ordinary course” risks to which our Asset Management segment is subject). We believe these criteria will provide our employees additional incentives to prudently manage the wide range of risks inherent in the Company’s business. We are not aware of any employee behavior motivated by our compensation policies and practices that create increased risks for our shareholders or our clients.

Based on the foregoing, we do not believe that our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company.

Conclusion

Our compensation program is designed to permit the Company to provide our executive officers, managing directors and other senior professionals with total compensation that is linked to our performance and reinforces the alignment of employee and shareholder interests. At the same time it is intended to provide us with sufficient flexibility to assure that such compensation is appropriate to attract and retain employees who are vital to the continued success of the Company and to drive outstanding individual and institutional performance. We believe the program met these objectives in 2010.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of Lazard Ltd has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee of Lazard Ltd recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee of Lazard Ltd

Steven J. Heyer (Chair), Sylvia Jay and Michael J. Turner

Compensation of Executive Officers

The following table contains information with respect to our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers of the Company. These officers are collectively referred to as the “named executive officers.” We believe that the better way to view this information is as set forth under “Compensation Discussion and Analysis—Compensation for Each of Our Named Executive Officers in 2010,” as the information set forth below includes in 2010 compensation RSUs that relate to 2009 performance, which were awarded on February 11, 2010 and does not include in 2010 compensation RSUs that relate to 2010 performance, which were awarded on February 10, 2011. The information (i) with respect to 2009 and 2008 compensation includes RSUs granted in the relevant calendar year, which relates to the previous year’s performance, and does not include RSUs granted with respect to the relevant calendar year’s performance and (ii) with respect to 2009 includes deferred cash awards that related to 2008 performance.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus		Restricted Stock Unit Awards		Change in Pension Value and Nonqualified Deferred Compensation Earnings (b)	All Other Compensation (c)		Total
Kenneth M. Jacobs Chairman and Chief Executive Officer	2010	$900,000	$5,100,000		$3,750,000	(a)	$4,639	$57,597	(d)	$9,812,236
	2009	$1,427,885	$6,222,115	(e)	$2,300,000		$458	$193,561	(d)	$10,144,019

Michael J. Castellano Chief Financial Officer	2010	$500,000	$2,035,000		$1,050,000	(a)	—	$24,997	(d)	$3,609,997
	2009	$500,000	$1,905,000	(e)	$645,000		—	$57,443	(d)	$3,107,443
	2008	$500,000	—	(e)	$900,000		—	$11,184		$1,411,184

Ashish Bhutani Chief Executive Officer Lazard Asset Management	2010	$750,000	$6,250,000		$4,987,500	(a)	—	$40,418	(d)	$12,027,918

Scott D. Hoffman	2010	$750,000	$1,500,000		$1,652,500	(a)	$12,427	$33,662	(d)	$3,948,589
General Counsel	2009	$600,000	$2,642,500	(e)	$855,000		$444	$77,048	(d)	$4,174,992
	2008	$600,000	—	(e)	$1,500,000		$15,771	$10,503		$2,126,274

Alexander F. Stern Chief Operating Officer	2010	$750,000	$2,500,000		$1,652,500	(a)	$6,940	$22,896	(d)	$4,932,336
	2009	$750,000	$2,272,500	(e)	$825,000		$0	$63,730	(d)	$3,911,230
	2008	$750,000	—	(e)	$2,200,000		$9,699	$10,049		$2,969,748

(a)	Represents RSUs granted to each of the named executive officers during fiscal year 2010 that relate to 2009 performance. As required under SEC rules for compensation disclosure in proxy statements, the value of the RSUs reported in the Summary Compensation Table is based on the grant date fair value of awards in the fiscal year actually granted (rather than in the year to which it relates) and computed in accordance with FASB ASC Topic 718. See Note 16 of Notes to the Consolidated Financial Statements for a discussion of the assumptions used in the valuation of the RSUs.
(b)	Represents the aggregate change in actuarial present value of the listed officer’s accumulated benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan and, in the case of Messrs. Hoffman and Stern, a related supplemental defined-benefit pension plan.
(c)	Each of our named executive officers is the beneficiary of Company-provided life insurance, excess liability insurance and long-term disability insurance. In addition, the Company pays a portion of the health insurance premiums for our named executive officers, as it does for all U.S. employees. Perquisite compensation for Messrs. Jacobs, Castellano, Hoffman and Stern includes the incremental cost to the Company of providing U.S. tax advice and preparation of year-end personal tax returns.

(d)	Each of our named executive officers received interest payments on the deferred cash awards they were granted as part of the 2008 compensation cycle for the period from the date of the grant through February 24, 2010, as follows: Mr. Jacobs received $29,250 in 2010 and $175,500 in 2009; Mr. Castellano received $7,538 in 2010 and $45,225 in 2009; Mr. Bhutani received $27,222 in 2010; Mr. Hoffman received $10,463 in 2010 and $62,775 in 2009; and Mr. Stern received $8,813 in 2010 and $52,875 in 2009.
(e)	As was the case for most of our senior employees, each of our named executive officers received deferred cash awards on February 10, 2009, which related to 2008 performance. As required under SEC rules for compensation disclosure in proxy statements, the deferred cash awards are included in the fiscal year actually granted (2009), rather than the year to which they relate (2008). During the fourth quarter of 2009, the Compensation Committee of Lazard Ltd approved the acceleration of the deferred cash awards to be paid out in February 2010 for all recipients, including our named executive officers. Amounts reported in the Bonus column above include these accelerated deferred cash awards as follows: $3.9 million to Mr. Jacobs; $1.005 million to Mr. Castellano; $1.395 million to Mr. Hoffman; and $1.175 million to Mr. Stern. See “Compensation Discussion and Analysis—Design of Our Compensation Programs.”

Grants of Plan Based Awards

The following table provides information about RSUs granted to each of the named executive officers during fiscal year 2010, which relate to 2009 performance. For information on the grant date fair value of RSU awards made to each of our named executive officers during fiscal year 2011, which relate to 2010 performance, see “Compensation Discussion and Analysis—Compensation For Each of Our Named Executive Officers in 2010.”

Named Executive Officer	Grant Date	Number of Restricted Stock Units	Grant Date Fair Value of Restricted Stock Units
Kenneth M. Jacobs	February 11, 2010	102,069	$3,750,000
Michael J. Castellano	February 11, 2010	28,579	$1,050,000
Ashish Bhutani	February 11, 2010	135,751	$4,987,500
Scott D. Hoffman	February 11, 2010	44,978	$1,652,500
Alexander F. Stern	February 11, 2010	44,978	$1,652,500

The RSUs included in the table above were granted under the 2005 Equity Incentive Plan of Lazard Ltd and represent a contingent right to receive an equivalent number of shares of Class A common stock of Lazard Ltd. The RSUs shown in the table were valued by multiplying the number of RSUs awarded to each named executive officer by the closing price-per-share of Class A common stock of Lazard Ltd on the NYSE on the five trading days prior to February 11, 2010 ($36.74). The RSUs granted on February 11, 2010 to each of our named executive officers relate to 2009 performance and will vest as follows: one-third on March 1, 2012 and two-thirds on March 1, 2013. Each of our named executive officers signed an RSU agreement in connection with his award. In general, these agreements provide that non-vested RSUs are forfeited on termination of employment, except in limited cases such as death, disability, a termination by the Company other than for “cause” or a qualifying retirement pursuant to the Company’s RSU Retirement Policy. See “RSU Retirement Policy.” In the event of a “change in control” of Lazard Ltd (as defined in the 2005 Equity Incentive Plan), any unvested but outstanding RSUs automatically will vest. All RSUs receive dividend equivalents at the same rate that dividends are paid on shares of Class A common stock. These dividend equivalents are credited in the form of additional RSUs with the same restrictions as the underlying RSUs to which they relate. In addition, the RSU agreements contain standard covenants including, among others, noncompetition and nonsolicitation of our clients and employees.

RSU Retirement Policy.    In January 2010, Lazard Ltd amended its retirement policy with respect to RSU awards in order to align its compensation practices with those of its peers. Pursuant to Lazard Ltd’s RSU Retirement Policy, outstanding and unvested RSUs will vest (and in the case of K-1 partners, be settled in restricted stock) as long as (i) the RSU holder is at least 56 years old, (ii) the RSU holder has attained at least five years of service with the Company and (iii) the sum of the RSU holder’s actual age and years of service is at least 70. However, following retirement, the restricted stock granted to the former RSU holders remain subject to all restrictive covenants, including continued compliance with non-compete, non-solicit and other provisions contained in the original RSU award agreement through the original vesting date of the RSUs. Any dividends payable with respect to the restricted stock are held in escrow until the forfeiture provisions lapse. A recipient of restricted stock is required to make an election under Section 83(b) of the Internal Revenue Code, which subjects him or her to taxation on such restricted stock on the date of grant. With the consent of the compliance department of the Company, a recipient may dispose of up to 50% of the restricted stock granted to him or her to pay such taxes.

Bonus Plan

To align employee and shareholder interests, Lazard Ltd adopted the 2005 Bonus Plan for purposes of determining annual bonuses for our senior executives. The Compensation Committee of Lazard Ltd has full direct responsibility and authority for determining our Chief Executive Officer’s compensation under the plan. The Compensation Committee of Lazard Ltd reviews and approves the recommendations of our Chief Executive Officer with regard to the compensation of our other executive officers under the plan. Subject to overall compensation limits as determined from time to time and, with respect to plan participants, the terms of the plan, our Chief Executive Officer has responsibility for determining the compensation of all employees except as provided above.

Amounts payable under the plan are allocated from a bonus pool. The actual size of the bonus pool is determined at the end of each fiscal year, taking into account the results of our operations, total shareholder return and/or other measures of our financial performance or of the financial performance of one or more of our subsidiaries or divisions, as well as competitive compensation practices in the financial services industry. A target maximum ratio of aggregate compensation and benefits expense for the year (including annual incentive payments under the plan) to annual revenue or income (or to similar measures of corporate profitability) may also be taken into account. The bonus pool is allocated among the participants in the plan with respect to each fiscal year. This allocation may be made at any time prior to payment of bonuses for such year and may take into account any factors deemed appropriate, including, without limitation, assessments of individual, subsidiary or division performance and input of management.

Amounts payable with respect to bonuses may be satisfied in cash, through equity awards granted under either Lazard Ltd’s 2008 Incentive Compensation Plan or 2005 Equity Incentive Plan or through Lazard Fund Interest awards.

Retention Agreements with Named Executive Officers

Each of the named executive officers has entered into a retention agreement with the Company. Generally, the provision of services under the retention agreements is terminable by either party upon three months’ notice, and the agreements also contain the terms and conditions set forth below.

Retention Agreements with Messrs. Jacobs, Stern, Castellano and Hoffman.

Compensation and Employee Benefits.    Each of Messrs. Jacobs and Stern entered into amended retention agreements with the Company on March 23, 2010. Messrs. Castellano and Hoffman entered into amended retention agreements with the Company on May 7, 2008, and with respect to Mr. Hoffman only, the agreement was further amended on February 23, 2011 for the sole purpose of extending the expiration date in order to align its term with the retention agreements with Messrs. Jacobs and Stern. These retention agreements provide for a minimum annual base salary of $900,000 for Mr. Jacobs; $500,000 for Mr. Castellano; $600,000 for Mr. Hoffman; and $750,000 for Mr. Stern. The term of the agreements for Messrs. Jacobs, Hoffman, and Stern expire on March 23, 2013 and for Mr. Castellano on March 31, 2011, unless earlier terminated in accordance with their terms. In addition, each of Messrs. Jacobs, Castellano, Hoffman and Stern is entitled to an annual bonus to be determined under the Company’s applicable annual bonus plan on the same basis as annual bonuses are determined for other executive officers of the Company and paid in the same ratio of cash to equity awards as is applicable to other executives; provided that he is employed by the Company at the end of the applicable fiscal year.

In addition, the retention agreements with each of Messrs. Jacobs, Castellano, Hoffman and Stern provide that each is entitled to participate in employee retirement and welfare benefit plans and programs of the type made available to our most senior executives.

Payments and Benefits Upon Certain Terminations of Service.    Each retention agreement with our named executive officers provides for certain severance benefits in the event of a termination by us other than for “cause” or by the named executive officer for “good reason” (which we refer to below as a “qualifying termination”) prior to March 31, 2011 in the case of Mr. Castellano and prior to March 23, 2013 in the case of Messrs. Jacobs, Hoffman and Stern. The level of the severance benefits depends on whether the applicable termination occurs prior to or following a “change in control” of Lazard Ltd.

In the event of a qualifying termination of any of Messrs. Jacobs, Castellano, Hoffman or Stern prior to a “change in control,” the executive generally would be entitled to receive in a lump sum: (1) any unpaid base salary accrued through the date of termination; (2) any earned but unpaid bonuses for years completed prior to the date of termination; (3) a prorated bonus for the year of termination; and (4) a severance payment in the following amount: two times (three times with respect to Mr. Jacobs until he receives a qualifying award) the sum of such executive officer’s base salary and average annual bonus for the two fiscal years that ended prior to the date of such executive officer’s termination. For purposes of Mr. Jacobs’ amended retention agreement, “qualifying award” means a new long-term incentive award with a grant value reasonably agreed by the Company, Lazard Ltd and Mr. Jacobs in good faith and that accelerates upon a “change in control” or a qualifying termination. Upon such a qualifying termination, Messrs. Jacobs, Castellano, Hoffman and Stern and their eligible dependents would generally continue to be eligible to participate in the Company’s medical and dental benefit plans, on the same basis as in effect immediately prior to the date of termination (which currently requires the named executive officer to pay a portion of the premiums), for two years (three years with respect to Mr. Jacobs until he receives a qualifying award) following such termination. The period of such medical and dental benefits continuation would generally be credited towards the named executive officer’s credited age and service for the purpose of our retiree medical program.

In the event of a qualifying termination of any of Messrs. Jacobs, Castellano, Hoffman or Stern on or following a “change in control,” such executive officer would receive the severance payments and benefits described in the preceding paragraph, except that the severance payments would be in the following amount: three times the sum of such executive officer’s base salary and average annual bonus for the two fiscal years that ended prior to the date of such executive officer’s termination. In addition, each of Messrs. Jacobs, Castellano, Hoffman or Stern, and their eligible dependents, would be eligible for continued participation in our medical and dental benefit plans and receive age and service credit, as described above, except that the applicable period would be three years following the date of termination of service.

In addition to the post-employment medical and dental benefits described above, following a termination of Mr. Jacobs’ service for any reason other than for cause, Mr. Jacobs and his eligible dependents would be eligible for continued participation in our medical and dental benefits plans for the remainder of Mr. Jacobs’ life and that of his current spouse, with Mr. Jacobs or his spouse paying the full cost of all premiums associated with such coverage (other than during the periods following a qualified termination described above).

In order to facilitate Mr. Jacobs’ performance of his duties, Mr. Jacobs’ amended retention agreement provides that he is entitled to limited personal use of the Company’s aircraft in a manner consistent with the policy adopted by the Compensation Committee of Lazard Ltd, and will be required to reimburse the Company for the cost of such personal usage.

Change in Control Excise Tax Gross-up.    Each retention agreement with our named executive officers provides that in the event that the executive officer’s receipt of any payment made by us under the retention agreement or otherwise is subject to the excise tax imposed under Section 4999 of the Code, an additional payment will be made to restore the executive to the after-tax position that he would have been in if the excise tax had not been imposed.

Noncompetition and Nonsolicitation of Clients.    While providing services to the Company and during the three-month period following termination of the named executive officer’s services (one-month period in the event of such a termination by us without cause), the named executive officer may not:

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

•

Solicit any of our clients on behalf of a competitive enterprise in connection with the performance of services that would be competing services, or otherwise interfere with or disrupt any client’s relationship with us.

Nonsolicitation of Employees.    While providing services to us and during the six-month period following termination of the named executive officer’s services, the named executive officer may not, directly or indirectly, in any manner, solicit or hire any of our employees at the associate level or above to apply for, or accept employment with, any competitive enterprise, or otherwise interfere with any such employee’s relationship with us.

Transfer of Client Relationships, Nondisparagement and Notice Period Restrictions.    The named executive officer is required, upon termination of his services to us and during the 90-day period following termination, to take all actions and do all things reasonably requested by us to maintain for us the business, goodwill and business relationships with our clients with which he worked; provided that such actions and things do not materially interfere with other employment or professional activities of the named executive officer. In addition, while providing services to us and thereafter, the named executive officer generally may not disparage us, and before and during the three-month notice period prior to termination, the named executive officer is prohibited from entering into a written agreement to perform services for a competitive enterprise.

Retention Agreement with Mr. Bhutani.

Compensation and Employee Benefits.    Mr. Bhutani entered into a retention agreement with the Company on March 15, 2005 substantially in the form provided to all managing directors prior to Lazard Ltd’s equity public offering who were not then executive officers (including Messrs. Parr and Jordan). Mr. Bhutani’s retention agreement provides that he is entitled to a base salary in an amount no less than the amount of his base salary at the time of Lazard Ltd’s equity public offering. In addition, Mr. Bhutani is eligible for an annual bonus at the discretion of the Chief Executive Officer and is eligible to participate in any equity plan for executives of the Company.

In addition, the retention agreement with Mr. Bhutani provides that he is entitled to participate in employee retirement and welfare benefit plans and programs of the type made available to managing directors generally.

Payments and Benefits Upon Certain Terminations of Service.    Mr. Bhutani’s retention agreement generally does not entitle Mr. Bhutani to any payments or benefits upon a termination of employment; however, in the event that the Company terminates Mr. Bhutani’s employment without “cause” without providing three months’ notice, then the Company will provide him with three months continuation of base salary.

Restrictive Covenants.    Mr. Bhutani’s retention agreement generally contains the same provisions regarding noncompetition and nonsolicitation of clients, nonsolicitation of employees and transfer of client relationships, nondisparagement and notice period restrictions as the other named executive officers.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table provides information about the number and value of RSUs held by the named executive officers as of December 31, 2010. The market value of the RSUs was calculated based on the closing price of Lazard Ltd’s Class A common stock on the NYSE on December 31, 2010 ($39.49). The table does not include RSU awards that relate to 2010 performance, which were granted in February 2011.

Named Executive Officer	Number of Shares of Restricted Stock and Restricted Stock Units That Have Not Vested (1)	Market Value of Restricted Stock and Restricted Stock Units That Have Not Vested
Kenneth M. Jacobs	481,662	$19,020,832
Michael J. Castellano (2)	42,563	$1,680,813
Ashish Bhutani	451,924	$17,846,479
Scott D. Hoffman	121,442	$4,795,745
Alexander F. Stern	146,786	$5,796,579

(1)	RSU awards are typically granted to our named executive officers in February of each year under Lazard Ltd’s 2005 Equity Incentive Plan or the 2008 Incentive Compensation Plan, and relate to the prior year’s performance. The scheduled vesting dates for outstanding RSU awards granted to each of the named executive officers are as follows: (i) RSUs granted on February 11, 2010 will vest 33% on March 1, 2012 and 67% on March 1, 2013; (ii) RSUs granted on February 10, 2009 will vest on March 1, 2013; (iii) RSUs granted on January 30, 2008 will vest on March 31, 2011; and (iv) the remaining RSUs granted on January 23, 2007 will vest on March 31, 2011.
(2)	Mr. Castellano, who is currently eligible to retire, had all of his prior RSU awards vest in 2010 pursuant to Lazard Ltd’s RSU Retirement Policy. In accordance with that policy, Mr. Castellano received shares of restricted stock upon the vesting of his prior RSU awards, less shares withheld by the Company to cover certain tax liabilities. The restrictions on these shares will remain in place until the originally scheduled vesting date of each of the underlying RSU awards.

Stock Vested

The following table sets forth certain information concerning RSUs held by our named executive officers that vested in 2010. The value realized on vesting was calculated based on the closing price of Lazard Ltd’s Class A common stock on the NYSE on the date immediately preceding the vesting date.

Named Executive Officer	Number of Shares Acquired on Vesting	Value Realized on Vesting
Kenneth M. Jacobs	81,429	$2,916,787
Michael J. Castellano (1)	49,046	$1,723,593
Ashish Bhutani	240,432	$7,619,939
Scott D. Hoffman	16,406	$587,663
Alexander F. Stern	33,030	$1,183,135

(1)	Mr. Castellano, who is currently eligible to retire, had all of his prior RSU awards vest in 2010 pursuant to Lazard Ltd’s RSU Retirement Policy. In accordance with that policy, Mr. Castellano received shares of restricted stock upon the vesting of his prior RSU awards, less shares withheld by the Company to cover certain tax liabilities. The number of shares acquired on vesting and the value realized (i) reflects the shares withheld to cover certain tax liabilities triggered by the terms of our RSU Retirement Policy and (ii) the shares of restricted stock that became unrestricted on March 31, 2010 in accordance with the vesting scheduled of the underlying RSU award in January 2006.

Pension Benefits

The following table provides information with respect to Lazard Frères & Co. LLC Employees’ Pension Plan, a qualified defined-benefit pension plan, and a related supplemental defined-benefit pension plan. Each of Messrs.

Jacobs, Hoffman and Stern has an accrued benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan, and Messrs. Hoffman and Stern have accrued additional benefits under the related supplemental defined-benefit pension plan. The annual benefit under such plans, payable as a single life annuity commencing at age 65, would be $6,447 for Mr. Jacobs, $18,845 for Mr. Hoffman and $12,421 for Mr. Stern. Under the terms of the supplemental defined-benefit pension plan, the benefits are only payable in a single lump sum payment. These benefits accrued in each case prior to the applicable officer’s becoming a managing director of the Company. Benefit accruals under both of these plans were frozen for all participants effective January 31, 2005. For a discussion of the valuation method and all material assumptions applied in quantifying the present value of the current accrued benefit, see Note 17 of Notes to the Company’s Consolidated Financial Statements. Messrs. Bhutani and Castellano do not participate in any of these plans.

Named Executive Officer	Plan Name	Number of Years of Credited Service (1)	Present Value of Accumulated Benefit ($) (2)	Payments During Last Fiscal Year ($)
Kenneth M. Jacobs	Lazard Frères & Co. LLC Employees’ Pension Plan	3	$35,979	$0
Scott D. Hoffman	Lazard Frères & Co. LLC Employees’ Pension Plan	5	$48,599	$0
	Supplemental Defined-Benefit Pension	5	$37,808	$0
Alexander F. Stern	Lazard Frères & Co. LLC Employees’ Pension Plan	6	$42,332	$0
	Supplemental Defined-Benefit Pension Plan	6	$2,286	$0

(1)	Mr. Jacobs has been employed by the Company for 23 years, Mr. Hoffman 17 years and Mr. Stern 15 years. Mr. Jacobs became a managing director of the Company in 1991, Mr. Hoffman in 1999 and Mr. Stern in 2002, at which point they ceased accruing benefits under these plans.
(2)	In calculating the present value of accumulated benefits outlined above, Messrs. Jacobs, Hoffman and Stern are assumed to live to age 65 and subsequently retire. They are also assumed to choose the single life annuity form of benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan and the lump sum form of benefit under the Supplemental Defined-Benefit Pension Plan (for Mr. Hoffman and Mr. Stern only). The interest rate and mortality used to determine the Employees’ Pension Plan present value is 5.60% for all years and the RP-2000 Mortality Table (with 9 years improvement and adjusted for white collar workers) after retirement only. The Supplemental Defined-Benefit Pension Plan assumes that the annuity benefit will be converted to a lump sum at age 65 using a 5.35% interest rate and the mortality outlined in IRS Notice 2008-85 applicable for lump sum payments (projected to the year participant attains age 65 using Scale AA). A 5.60% discount rate is used to determine the present value of this single payment at age 65 at December 31, 2010.

Potential Payments Upon Termination or Change-in-Control

As described above, each of our named executive officers, other than Mr. Bhutani, has entered into a retention agreement with the Company that provides for certain severance benefits in the event of a termination by us other than for “cause” or by such named executive officer for “good reason” prior to (i) March 31, 2011 for Mr. Castellano and (ii) March 23, 2013 for Messrs. Jacobs, Hoffman and Stern. The level of the severance benefits depends on whether the applicable termination occurs prior to or following a “change in control of Lazard Ltd.” For a discussion of the severance benefits provided pursuant to the retention agreements, see “Retention Agreements with Named Executive Officers.”

Each of our named executive officers has received RSUs pursuant to Lazard Ltd’s 2005 Equity Incentive Plan or 2008 Incentive Compensation Plan. In the event of a “change in control” of Lazard Ltd, all RSUs granted under Lazard Ltd’s 2005 Equity Incentive Plan or 2008 Incentive Compensation Plan will automatically vest.

The following table shows the potential payments that would be made by the Company to each of the named executive officers assuming that such officers’ employment with the Company terminated, or a “change in control” occurred, on December 31, 2010 under the circumstances outlined in the table. As a result, the RSU awards granted in February 2011 (which relate to 2010 performance) are not reflected in the table. For purposes of this table, the price of Lazard Ltd’s Class A common stock is assumed to be $39.49, which was the closing price on December 31, 2010.

	Prior to a Change in Control			On or After a Change in Control
	Death or Disability	Involuntary Termination without “Cause”	Resignation for “Good Reason”	No Termination of Employment	Death or Disability	Involuntary Termination without “Cause” or Resignation for “Good Reason” (1)
Named Executive Officer
Kenneth M. Jacobs
Severance Payment	—	$20,916,345	$20,916,345	—	—	$20,916,345
RSU Vesting (1)(2)	$19,020,832	$19,020,832	—	$19,020,832	$19,020,832	$19,020,832
Pro-rata Annual Incentive Payment (3)	$13,900,000	$13,900,000	$13,900,000	—	$13,900,000	$13,900,000
Excise Tax Gross-up Payment (4)	—	—	—	—	—	$11,103,023
Michael J. Castellano
Severance Payment	—	$4,600,000	$4,600,000	—	—	$6,900,000
RSU Vesting (1)(2)	—	—	—	—	—	—
Pro-rata Annual Incentive Payment (3)	$2,250,000	$2,250,000	$2,250,000	—	$2,250,000	$2,250,000
Excise Tax Gross-up Payment (4)	—	—	—	—	—	$2,889,614
Ashish Bhutani
Severance Payment (5)	—	—	—	—	—	—
RSU Vesting (1)(2)	$17,846,479	$17,846,479	—	$17,846,479	$17,846,479	$17,846,479
Pro-rata Annual Incentive Payment (3)	$13,250,000	—	—	—	$13,250,000	—
Excise Tax Gross-up Payment (4)	—	—	—	—	—	—
Scott D. Hoffman
Severance Payment	—	$6,650,000	$6,650,000	—	—	$9,975,000
RSU Vesting (1)(2)	$4,795,745	$4,795,745	—	$4,795,745	$4,795,745	$4,795,745
Pro-rata Annual Incentive Payment (3)	$3,750,000	$3,750,000	$3,750,000	—	$3,750,000	$3,750,000
Excise Tax Gross-up Payment (4)	—	—	—	—	—	$5,138,903
Alexander F. Stern
Severance Payment	—	$6,250,000	$6,250,000	—	—	$9,375,000
RSU Vesting (1)(2)	$5,796,579	$5,796,579	—	$5,796,579	$5,796,579	$5,796,579
Pro-rata Annual Incentive Payment (3)	$5,750,000	$5,750,000	$5,750,000	—	$5,750,000	$5,750,000
Excise Tax Gross-up Payment (4)	—	—	—	—	—	$4,399,285

(1)	Valuation of all RSU awards is based upon the full value underlying Lazard Ltd’s Class A common stock at the close of business on December 31, 2010, without taking into account any discount for the present value of such awards. Upon a “change in control,” all RSU awards immediately vest in full.
(2)

Upon death, all RSU awards vest upon the earlier of 30 days or the scheduled vesting date. Upon disability, or a termination without “cause”, the executive may be immediately taxed on 100% of the shares underlying the RSUs. Accordingly, 50% of the shares underlying the RSUs will be delivered to the executive immediately upon termination to allow payment of taxes, and the remaining 50% will be delivered on the original vesting dates; provided that the executive does not violate his restrictive covenants. The scheduled vesting dates for outstanding RSU awards are as follows: (i) RSUs granted on February 11, 2010 will vest 33% on March 1, 2012 and 67% on March 1, 2013; (ii) RSUs granted on February 10, 2009 will vest on March 31, 2013; (iii) RSUs granted on January 30, 2008 will vest on March 31, 2011; and (iv) the remaining RSUs granted on January 23, 2007 will vest on March 31, 2011. See Footnote (1) to the “Outstanding Equity Awards at 2010 Fiscal Year-End” table.

(3)	Under the terms of the 2005 Bonus Plan, upon death or disability, each named executive officer may receive a pro-rated portion of the annual incentive compensation that he would have received in the absence of such termination. Assuming a December 31, 2010 death or disability, all named executive officers were assumed to have received their full incentive compensation award for 2010 (annual cash bonus plus value of RSU award).

Pursuant to their retention agreements, in the event of an involuntary termination without “cause” or resignation for “good reason”, each of Messrs. Jacobs, Castellano, Hoffman and Stern is entitled to a pro-rated portion of the bonus payment that he would have received in the absence of such termination. Under such circumstances, we have assumed that each named executive officer would receive his full incentive compensation award for 2010 (annual cash bonus plus value of RSU award).

(4)	Amounts represent the amount needed to pay each named executive officer in order to provide him with a gross-up for his excise tax obligations under Section 4999 of the Code, which imposes an excise tax on certain payments made in connection with a “change in control”, and any additional tax cost related to the gross-up payment, assuming that a “change in control” and a qualifying termination of employment occurred on December 31, 2010. Amounts were determined in accordance with Section 280G of the Code and the regulations issued thereunder, assuming a regular income tax rate ranging from 43.0% to 45.6% based on each named executive officer’s work location and personal residence, each named executive officer’s compensation for the period from 2005-2009 and an interest rate equal to 0.38%.
(5)	Mr. Bhutani is generally not eligible for payments or benefits upon a termination of employment; however, in the event that the Company terminates Mr. Bhutani’s employment without “cause” without providing three months’ notice, then, in addition to the vesting of his RSUs, the Company will provide him with three months continuation of base salary. For purposes of this chart, it is assumed that the Company will provide Mr. Bhutani with the required notice.

If a named executive officer had voluntarily resigned or retired from the Company on December 31, 2010 without “good reason” or was terminated by the Company for cause, he would not have been entitled to receive any severance payments from the Company, and any unvested RSUs would have been forfeited.

With respect to a termination for “cause” of a named executive officer, the term “cause” generally means: (i) conviction of, or a guilty plea or plea of nolo contendere to, a felony, or of any other crime that legally prohibits the named executive officer from working for the Company; (ii) a breach of a regulatory rule that materially adversely affects the named executive officer’s ability to perform his duties for the Company; (iii) willful and deliberate failure on the part of the named executive officer (A) to perform his employment duties in any material respect or (B) to follow specific reasonable directions received from the Company; or (iv) a breach of the covenants contained in the retention agreements that is (individually or combined with other such breaches) demonstrably and materially injurious to the Company or any of its affiliates. Notwithstanding the foregoing, with respect to the events described in clauses (ii) and (iii)(A) of the prior sentence, the named executive officer’s acts or failure to act shall not constitute cause to the extent taken (or not taken) based upon the direct instructions of the Chief Executive Officer or the Board or a more senior executive officer of the Company.

With respect to a termination of any of Messrs. Jacobs, Castellano, Hoffman or Stern for “good reason,” their retention agreements generally define “good reason” as: (i) the assignment of the named executive officer to any duties inconsistent in any material respect with his position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as in effect as of (A) May 7, 2008 with respect to Messrs. Castellano and Hoffman or (B) March 23, 2010 with respect to Messrs. Jacobs and Stern, or any other action by the Company which results in a material diminution in such position, authority, duties or responsibilities from the level in effect as of such date; (ii) a material breach by the Company of the terms of the retention agreement; or (iii) any requirement that the named executive officer’s principal place of employment be relocated to a location that increases the executive’s commute from his primary residence by more than 30 miles.

The term “change in control,” as used in the retention agreements, Lazard Ltd’s 2005 Equity Incentive Plan and 2008 Incentive Compensation Plan, generally means any of the following events: (i) an acquisition (other than directly from Lazard Ltd) by an individual, entity or a group (excluding Lazard Ltd or an employee benefit plan of Lazard Ltd or a corporation controlled by Lazard Ltd’s shareholders) of 20% (30% for purposes of the 2008 Incentive Compensation Plan) or more of either (A) the then-outstanding shares of Class A common stock of Lazard Ltd (treating, for this purpose, the then-outstanding Class II interests of LAZ-MD Holdings (“Class II interests”) as shares of Class A common stock of Lazard Ltd on an as-if fully exchanged basis in accordance with the Master Separation Agreement) (the “Outstanding Lazard Ltd Common Stock”), assuming the full exchange of all of the then-outstanding Class II interests for shares of Class A common stock of Lazard Ltd in accordance with the Master Separation Agreement or (B) the combined voting power of the then-outstanding voting securities of Lazard Ltd entitled to vote generally in the election of directors (the “Outstanding Lazard Ltd Voting Securities”); (ii) a change in a majority of the current Board (the “Incumbent Board”) (excluding any persons approved by a vote of at least a majority of the Incumbent Board other than in connection with an actual or a threatened proxy contest); (iii) consummation of a merger, consolidation or sale of all or substantially all of Lazard Ltd’s assets (collectively, a “Business Combination”) other than a Business Combination in which all or substantially all of the individuals and entities who are the beneficial owners, respectively, of the Outstanding Lazard Ltd Common Stock and Outstanding Lazard Ltd Voting Securities immediately prior to such Business Combination (assuming in each case the full exchange of the Class II interests for shares of Lazard Ltd Class A common stock in accordance with the Master Separation Agreement) will beneficially own, directly or indirectly, more than 50% of, respectively, the outstanding shares of common stock, and the combined voting power of the then-outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination, at least a majority of the board of directors of the resulting corporation were members of the Incumbent Board, and after which no Person owns 20% (30% for purposes of Lazard Ltd’s 2008 Incentive Compensation Plan) or more of the stock of the resulting corporation, who did not own such stock immediately before the Business Combination; or (iv) shareholder approval of a complete liquidation or dissolution of Lazard Ltd.

Director Compensation for 2010

Directors who are officers of the Company do not receive any fees for their service as directors. In 2010, our directors’ compensation program provided that each of our non-executive directors would receive an annual cash retainer of $96,750 and an annual award of deferred stock units of Lazard Ltd (“DSUs”) with a grant date value of $118,250. An additional annual retainer is paid to the Company’s Lead Director and the chairs of each of Lazard Ltd’s Board of Directors’ standing committees as follows: the Lead Director, $40,000; the chair of the Audit Committee, $30,000; the chair of the Nominating & Governance Committee, $20,000; and the chair of the Compensation Committee, $20,000; in each case 45% of which is paid in cash and 55% in DSUs. The other members of Lazard Ltd’s Audit Committee are paid an additional annual retainer of $20,000 and the other members of Lazard Ltd’s Nominating & Governance Committee and Lazard Ltd’s Compensation Committee are paid an additional annual retainer of $15,000, in each case 45% of which is paid in cash and 55% in DSUs. Cash compensation is paid out on a quarterly basis (on February 15th, May 15th, August 15th and November 15th) and the DSU awards described above are granted on an annual basis on June 1st of each year, except for initial pro-rated grants made to new directors upon their joining the Board. The number of DSUs granted is based on the closing price of Lazard Ltd’s Class A common stock on the NYSE on the date of grant.

Non-executive directors may elect to receive additional DSUs in lieu of some or all of their cash compensation pursuant to the Directors Fee Deferral Unit Plan, which was approved by Lazard Ltd’s Board of Directors on May 9, 2006. DSUs awarded under this plan are granted on the same quarterly payment dates as cash compensation would have been received and the number of DSUs is calculated based on the closing price of Lazard Ltd’s Class A common stock on the NYSE on the date of grant.

All DSUs awarded under these arrangements (1) were issued under the Lazard Ltd 2008 Incentive Compensation Plan, and (2) are converted to Class A common stock of Lazard Ltd on a one-for-one basis and distributed to the director after he or she resigns or otherwise ceases to be a member of our Board. All DSUs receive dividend equivalents, which are paid in cash, at the same rate and time that dividends are paid on shares of Class A common stock of Lazard Ltd.

Directors	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation (2)	Total
Ronald J. Doerfler	$110,250	$134,785	$6,960	$251,995
Steven J. Heyer (3)	—	$297,082	$14,057	$311,139
Sylvia Jay	$110,250	$134,816	$7,122	$252,188
Ellis Jones (3)(4)	—	$43,329	$2,408	$45,737
Philip A. Laskawy	$105,750	$129,301	$4,766	$239,817
Laurent Mignon (3)	—	$215,122	$3,494	$218,616
Hal S. Scott	$114,750	$140,331	$7,459	$262,540
Michael J. Turner	$110,250	$134,816	$7,122	$252,188

(1)	The value of the DSUs reported in the table above is based on the grant date fair value of awards computed in accordance with FASB ASC Topic 718. See Note 16 of Notes to the Company’s Consolidated Financial Statements for a discussion of the assumptions used in the valuation of the DSUs. The number and grant date fair value of DSUs granted on June 1, 2010 under FASB ASC Topic 718 (based on the closing price of Class A common stock of Lazard Ltd on the NYSE at the time of the grant) were as follows: Mr. Doerfler, 4,399, valued at $134,785; Mr. Heyer, 5,729, valued at $175,537; Lady Jay, 4,400, valued at $134,816; Mr. Laskawy, 4,220, valued at $129,301; Mr. Mignon, 3,860, valued at $118,271; Mr. Scott, 4,580, valued at $140,331; and Mr. Turner, 4,400, valued at $134,816. The total number of DSUs held by each of our non-executive directors as of December 31, 2010 was as follows: Mr. Doerfler, 16,120; Mr. Heyer, 33,224; Lady Jay, 16,445; Mr. Laskawy, 11,641; Mr. Mignon, 10,654; Mr. Scott, 17,208; and Mr. Turner, 16,445.
(2)	Represents cash dividends paid on the DSUs held by each of the directors listed in the table.
(3)	Messrs. Heyer, Jones and Mignon elected to defer their quarterly cash compensation into additional DSUs, pursuant to the terms of Lazard Ltd’s Directors Fee Deferral Unit Plan. As a result, Messrs. Heyer, Jones and Mignon received an additional 3,492 DSUs, 1,167 DSUs and 2,779 DSUs in lieu of cash, respectively, in 2010.
(4)	Pursuant to a letter agreement dated as of March 16, 2010 among Lazard Ltd, the Company and Trustees of the Cranberry Dune 1998 Long-Term Trust, Mr. Jones did not stand for reelection to the Board of Directors at Lazard Ltd’s 2010 Annual General Meeting of Shareholders. As a result, Mr. Jones’ tenure as a director ended on April 27, 2010.

Vernon E. Jordan, Jr. is a member of our Board and is a senior managing director of the Company. Gary W. Parr is also a member of our Board and is a Vice Chairman of the Company. Neither Mr. Jordan nor Mr. Parr is an executive officer of the Company, as that term is defined in the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and were therefore not included in the Summary Compensation Table. Messrs. Jordan and Parr did not receive any fees for their service as directors of the Company. In connection with our recapitalization in May 2005, each of them entered into retention agreements, as amended from time to time, consistent with the form applicable to all of our managing directors who were not executive officers at the time of Lazard Ltd’s equity public offering. See “Retention Agreements with Named Executive Officers—Retention Agreement with Mr. Bhutani.” Their total compensation for 2010, as viewed by senior management and the Compensation Committee, was as follows:

	Year	Salary	Annual Cash Bonus	Annual Restricted Stock and Unit Awards	All Other Compensation	Total Compensation
Vernon E. Jordan, Jr.	2010	$500,000	$1,080,000	$1,270,000	$527,344	$3,377,344
Gary W. Parr (1)	2010	$750,000	$4,250,000	$5,000,000	$58,597	$10,058,597

(1)

In addition, Mr. Parr received a special retention award on April 27, 2010 of 54,437 shares of restricted stock with a grant date value of $2.0 million that will vest on August 31, 2012, subject to Mr. Parr’s continued employment with the Company. Lazard Ltd made the retention grant in recognition of Mr. Parr’s service to the Company and the importance of retaining him following the death of our former Chairman and Chief Executive Officer.

This presentation differs from the presentation in the table below by (i) including the full grant date value of RSUs awarded on February 10, 2011, which related to 2010 performance but are not reflected in the table because they were granted after the end of our 2010 fiscal year and (ii) excluding the full grant date value of the RSUs granted on February 11, 2010, which related to 2009 performance.

The following table sets forth the compensation for each of Messrs. Jordan and Parr for 2010 as required under SEC rules for director compensation disclosure in proxy statements.

	Year	Salary	Annual Cash Bonus	Annual Restricted Stock and Unit Awards (1)	All Other Compensation (2)	Total Compensation
Vernon E. Jordan, Jr.	2010	$500,000	$1,080,000	$1,077,500	$527,344	$3,184,844
Gary W. Parr	2010	$750,000	$4,250,000	$7,000,000	$58,597	$12,058,597

(1)	The value of the RSUs and restricted stock is based on the grant date fair value of awards computed in accordance with FASB ASC Topic 718 for the 2010 fiscal year. See the narrative discussion under the heading “Grants of Plan-Based Awards” for a description of the terms and conditions of the February 2010 RSU grants. As of December 31, 2010, Mr. Parr held 1,241,512 RSUs and 54,437 shares of restricted stock. Mr. Jordan, who is currently eligible to retire, had all of his prior RSU awards vest in 2010 pursuant to Lazard Ltd’s RSU Retirement Policy. See “Compensation Discussion and Analysis—Design of Our Compensation Programs—Incentive Compensation” for a discussion of Lazard Ltd’s RSU Retirement Policy. The shares Mr. Jordan received upon the RSU vesting (less shares withheld to cover certain tax liabilities) remain subject to all restrictive covenants, including continued compliance with the non-compete, non-solicit and other provisions, contained in the original RSU award agreement through the original vesting date of the RSUs. Although not reflected in this table, on February 10, 2011, Mr. Parr received an RSU award with a grant date value of $5.0 million, and Mr. Jordan, because he is retirement eligible and any RSUs granted to him would vest pursuant to Lazard Ltd’s RSU Retirement Policy, received a restricted stock award in lieu of an RSU award with a grant date value of $1.27 million (a portion of which was withheld to cover certain tax liabilities). Each of these awards related to 2010 performance. See the narrative discussion under the heading “Compensation Discussion and Analysis—Design of Our Compensation Programs—Incentive Compensation” for a description of the terms and conditions of the February 2011 RSU and restricted stock grants.
(2)	Messrs. Jordan and Parr are the beneficiaries of a Company provided life insurance, long-term disability insurance and excess liability insurance policies. In addition, the firm pays a portion of each of their health insurance premiums, as it does for all U.S. employees.

Messrs. Jordan and Parr each received one final interest payment in 2010 on the deferred cash awards they were granted as part of the 2008 compensation cycle in the amount of $4,688 and $36,000, respectively.

Pursuant to a letter agreement entered into with Mr. Jordan in 1999, and subsequently amended on January 1, 2004, Mr. Jordan is entitled to benefits on the same basis as other managing directors and to use, on a priority basis, a corporate apartment in New York. The incremental cost to the Company of providing Mr. Jordan with use of this apartment was $288,000 in 2010. Mr. Jordan also received a tax gross-up payment of $217,356 as reimbursement for taxes paid on the imputed income from the use of the apartment.

Perquisite compensation for Mr. Parr includes the incremental cost to the Company of providing U.S. tax advice and preparation of year-end personal tax returns.

Mr. Parr’s retention agreement was supplemented by a letter agreement dated as of April 21, 2010, which sets forth his right to a guaranteed level of compensation through calendar year 2012. So long as Mr. Parr remains employed by the Company at the end of the relevant year, or if he is terminated without “cause”, he is entitled to receive a guaranteed annual payment of no less than $10 million (the “Annual Payment”), with at least $750,000 payable as annual base salary in accordance with the Company’s normal practices. The cash portion of Mr. Parr’s Annual Payment will be the greater of (i) $5 million and (ii) an amount calculated by multiplying the percentage of the average cash portion of annual total compensation paid to the Company’s Deputy Chairmen in the relevant year by the Annual Payment. The remaining portion of the Annual Payment will be granted in RSUs upon the same terms and conditions as grants made to the Company’s Deputy Chairmen in the relevant year. In accordance with a prior letter agreement with Mr. Parr, the letter agreement includes a gross-up payment in connection with any excise tax imposed under Section 4999 of the Code. In the event that Mr. Parr receives any payment made by us under the letter agreement or otherwise that is subject to the excise tax imposed under Section 4999 of the Code, an additional payment will be made to restore him to the after-tax position that he would have been in if the excise tax had not been imposed.

On February 24, 2011, based on the recommendation of the Nominating & Governance Committee of Lazard Ltd, the Board of Directors approved an increase in non-executive director compensation payable in 2011. Pursuant thereto, non-executive directors will receive an annual cash retainer of $119,250 and an annual award of DSUs with a grant date value of $145,750 (subject to any individual director’s election to defer cash compensation into additional DSUs). Lead Director and Board committee fees remained unchanged.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 31, 2010, approximately 94.0% and 6.0% of our common membership interests are held by wholly-owned subsidiaries of Lazard Ltd and by LAZ-MD Holdings LLC, respectively. Our managing member interests are held by two indirect wholly owned subsidiaries of Lazard Ltd and our profit participation interests are held by various managing directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

Pursuant to the corporate governance listing standards of the NYSE, the Board of Directors has adopted standards for determining whether directors have material relationships with Lazard. Under these standards, a director employed by Lazard cannot be deemed to be an “independent director,” and consequently Messrs. Jacobs, Bhutani, Jordan and Parr are not independent directors of Lazard.

The Board has determined that Messrs. Doerfler, Heyer, Laskawy, Scott, Turner and Lady Jay do not have a material relationship with Lazard under the Board’s standards for independence and accordingly each is independent under the NYSE corporate governance listing standards. In making its independence determinations the Board considered the engagement of Lazard in 2010 by L’Oreal USA, Inc., a sister company of L’Oreal UK. Lady Jay is Vice Chairman of L’Oreal UK. Lazard provided M&A advisory services in the ordinary course of business and the engagement was deemed per se immaterial pursuant to Lazard’s Standards of Director Independence.

The Board also determined that Mr. Mignon was independent, after giving careful consideration to the relationship between Lazard and Natixis, of which Mr. Mignon is the Chief Executive Officer. Natixis is the successor entity in a merger with IXIS Corporate & Investment Bank, which participated as an investor in our recapitalization transactions in May 2005, purchasing $150 million of Lazard Ltd’s equity security units and 2,000,000 shares of Class A common stock of Lazard Ltd at the equity public offering price of $25 per share. In May 2008, Natixis acquired 4,999,800 additional shares of Lazard Ltd’s Class A common stock upon the settlement of the purchase contracts comprising a portion of the equity security units. In connection with the original investment by Natixis in May 2005, Lazard agreed to nominate one person designated by Natixis to our Board of Directors, currently Mr. Mignon. Lazard also has a cooperation arrangement with Natixis in France.

The cooperation arrangement provides that Lazard Group and Natixis will place and underwrite securities on the French capital markets under a common brand, “Lazard-Natixis,” and cooperate in their respective origination, syndication, placement and other activities. In 2010, the cooperation arrangement generated approximately $3.6 million of gross revenue for Natixis and $3.0 million of gross revenue for Lazard. We also received advisory fees in 2010 of $2.5 million with respect to one transaction involving Natixis. In 2009 and 2008, we received advisory fees of $2.1 million and $600,000, respectively, with respect to one transaction in each year involving Natixis. The Board determined, in its business judgment, that these relationships were not material, noting that 2010 gross revenue generated pursuant to the cooperation arrangement and other transactions referenced above were less than 1.0% of Lazard’s gross revenue for 2010 and less than 1.0% of the annual gross revenue of Natixis for 2010. See “Agreement with Natixis” and “Certain Relationships with Our Directors, Executive Officers and Employees.”

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Policy on Related Party Transactions

Our Board of Directors has adopted a written policy requiring that all “Interested Transactions” (as defined below) be approved or ratified by either the Nominating & Governance Committee of Lazard Ltd or, under certain circumstances, the Chair of the Nominating & Governance Committee of Lazard Ltd. The Nominating & Governance Committee of Lazard Ltd is required to review the material facts of all Interested Transactions that require the Committee’s approval or ratification and either approve or disapprove of the entry into the Interested Transaction. In determining whether to approve or ratify an Interested Transaction, the Nominating & Governance Committee of Lazard Ltd takes into account, among other factors it deems appropriate, whether the Interested Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the interest of the “Related Party” (as defined below) in the transaction. In addition, the Board of Directors has delegated to the Chair of the Nominating & Governance Committee of Lazard Ltd the authority to pre-approve or ratify (as applicable) any Interested Transaction with a Related Party in which the aggregate amount involved is expected to be less than $1 million. A report is then made to the Nominating & Governance Committee of Lazard Ltd at its next regularly scheduled meeting of each new Interested Transaction pre-approved by the Chair of the Nominating & Governance Committee of Lazard Ltd. Any director who is a Related Party with respect to an Interested Transaction may not participate in any discussion or approval of such Interested Transaction. An “Interested Transaction” is one in which (i) we are a participant, (ii) the aggregate amount involved will or may be expected to exceed $120,000, (iii) one of our executive officers, directors, director nominees, 5% shareholders, or their family members (each a “Related Party”) has a direct or indirect material interest in the transaction and (iv) the transaction is required to be disclosed in Lazard Ltd’s Proxy Statement or its Annual Report on Form 10-K pursuant to the rules and regulations promulgated by the SEC.

Related Party Transactions

On May 10, 2005, as part of Lazard Ltd’s equity public offering of Class A common stock, we completed a series of financing transactions the net proceeds of which were primarily used to redeem the outstanding Lazard Group membership interests of Lazard Group’s historical partners. In the discussions below, we refer to these financing transactions and the equity public offering, collectively, as the “recapitalization.” Concurrently, on May 10, 2005, Lazard Group transferred its capital markets business, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services, its fund management activities outside of France and specified non-operating assets and liabilities, to LFCM Holdings. In the discussions below, we refer to these businesses, assets and liabilities as the “separated businesses” and these transfers collectively as the “separation.”

Relationship with LAZ-MD Holdings and LFCM Holdings

As of December 31, 2010, LAZ-MD Holdings owned approximately 6.0% of the voting power of all shares of Lazard Ltd’s voting stock through its ownership of the Class B common stock of Lazard Ltd. LAZ-MD Holdings’ voting power in Lazard Ltd is intended to mirror its economic interest in Lazard Group, and its voting power will continue to decrease over time in connection with the exchange of the LAZ-MD Holdings exchangeable interests by the current and former working members of Lazard Group for shares of Lazard Ltd’s Class A common stock. The current and former working members of Lazard Group, including our managing directors who held working member interests at the time of the recapitalization, own LAZ-MD Holdings exchangeable interests and, through the LAZ-MD Holdings stockholders’ agreement, have the right to cause LAZ-MD Holdings to vote its Class B common stock on an as-if-exchanged basis.

In addition, LFCM Holdings, which is the entity that owns and operates the separated businesses, ceased to be a subsidiary of Lazard Group and LAZ-MD Holdings at the time of the separation. It is owned by current and former working members of Lazard Group, including our managing directors and named executive officers, who are members of LAZ-MD Holdings. A managing director of Lazard Frères & Co LLC, a wholly owned subsidiary of Lazard Group, is the chairman of LFCM Holdings. LFCM Holdings shall reimburse Lazard Group approximately $4.0 million for a portion of his salary and bonus in 2010 for services that he rendered to LFCM Holdings as its chairman.

We entered into several agreements with Lazard Ltd, LAZ-MD Holdings and LFCM Holdings to effect the separation and recapitalization transactions and to define and regulate the relationships of the parties. Except as described in this section, we do not have any material arrangements with LAZ-MD Holdings and LFCM Holdings other than ordinary course business relationships on arm’s length terms.

Pursuant to a Prospectus Supplement dated August 3, 2010, certain holders of LAZ-MD Holdings exchangeable interests (including certain members of our Board of Directors) exchanged their interests for Lazard Ltd Class A common stock (the “selling shareholders”) and sold 7,397,837 shares of Lazard Ltd Class A common stock to Goldman, Sachs & Co. (“Goldman Sachs”) at a price of $30.32 per share. In connection with this offering, Lazard Group purchased an additional 2,500,000 shares of Lazard Ltd Class A common stock from the selling shareholders through Goldman Sachs, as agent, at the price of $30.32 per share. In the aggregate, the selling shareholders sold a total of 9,897,837 shares of Lazard Ltd Class A common stock. Lazard Ltd and Lazard Group did not receive any net proceeds from the sale of such Class A common stock. The purchase price was agreed upon based upon negotiations between a committee for the selling shareholders and Goldman Sachs. In addition, pursuant to a Prospectus Supplement dated November 1, 2010, certain holders of LAZ-MD Holdings exchangeable interests (including certain of our executive officers and members of our Board of Directors) exchanged their interests for Lazard Ltd Class A common stock and sold 3,000,000 shares of Lazard Ltd Class A common stock to Citigroup Global Markets Inc. (“Citigroup”) at a price of $35.77 per share. In connection with this offering, Lazard Group purchased an additional 1,220,714 shares of Lazard Ltd Class A common stock from the selling shareholders through Citigroup, as agent, at the price of $35.77 per share. In the aggregate, the selling shareholders sold a total of 4,220,714 shares of Lazard Ltd Class A common stock. Lazard Ltd and Lazard Group did not receive any net proceeds from the sale of such Class A common stock. The purchase price was agreed upon based upon negotiations between a committee for the selling shareholders and Citigroup. Both of these transactions were approved by our Board of Directors.

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

•

Holders of LAZ-MD Holdings exchangeable interests that are then exchangeable may exchange these interests not only at annual registration periods, but also in connection with demand and piggy-back registration opportunities and during window periods after the filing of selected Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K by Lazard Ltd.

•

In addition to requiring the consent of Lazard Ltd, Lazard Group and LAZ-MD Holdings to amend the exchangeability provisions, any amendment that materially and adversely impacts the rights of any holder thereunder requires the consent of such holder, or it will not apply to such person unless such amendment applies to, and affects the rights of all holders equally, regardless of whether or not such person is providing services to Lazard Ltd.

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

The services provided by Lazard Group to LFCM Holdings, and by LFCM Holdings to Lazard Group, under the administrative services agreement generally were to be provided until December 31, 2008, and were subject to automatic annual renewal, unless either party gives 180 days’ notice of termination. As of December 31, 2010, neither party has given notice of termination, and the agreement has been automatically renewed for an additional one-year period. LFCM Holdings and Lazard Group have a right to terminate the services earlier if there is a change of control of either party or the business alliance provided in the business alliance agreement expires or is terminated. The party receiving a service may also terminate a service earlier upon 180 days’ notice as long as such receiving party pays the service provider an additional 3 months of service fee for the terminated service. The services provided by Lazard Group to LAZ-MD Holdings will generally be provided until December 31, 2014, unless terminated earlier because of a change of control of either party. See Note 20 of Notes to the Company’s Consolidated Financial Statements for a discussion of payments made in 2010 under the administrative services agreement.

In addition, in connection with the various agreements entered into in connection with the CP II MgmtCo Spin-Off, Lazard Group agreed to provide certain specified services to LFCM Holdings (which, in turn, LFCM Holdings may provide to CP II MgmtCo) pursuant to the administrative services agreement. See “—Business Alliance Agreement” for a discussion of the CP II MgmtCo Spin-Off.

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

The business alliance agreement provides that Lazard Group will refer to LFCM Holdings selected opportunities for underwriting and distribution of securities. In addition, Lazard Group will provide assistance in the execution of any such referred business. In exchange for this referral obligation and assistance, Lazard Group is entitled to a referral fee from LFCM Holdings equal to approximately half of the revenue obtained by LFCM Holdings in respect of any underwriting or distribution opportunity. In addition, LFCM Holdings will refer opportunities in the Financial Advisory and Asset Management businesses to Lazard Group. In exchange for this referral, LFCM Holdings is entitled to a customary finders’ fee from Lazard Group. In addition, the business alliance agreement further provides that, during the term of the business alliance, Lazard Frères & Co. LLC and LAM Securities will introduce execution and settlement transactions to newly formed broker-dealer entities affiliated with LFCM Holdings. The business alliance agreement is subject to periodic automatic renewal, unless either party elects to terminate in connection with any such renewal or elects to terminate on account of a change of control of either party. See Note 20 of Notes to the Company’s Consolidated Financial Statements for a discussion of payments made in 2010 under the business alliance agreement.

In addition, the business alliance agreement granted Lazard Group an option to purchase the North American fund management activities of Lazard Alternative Investments Holdings LLC, or “LAI,” the subsidiary of LFCM Holdings that owns and operates LFCM Holdings’ alternative investment activities. This option is currently exercisable at any time prior to May 10, 2014 for a purchase price of $2.5 million. The option price for the North American fund management activities reflects a reduction of $1.5 million due to the payment of a like amount to LFCM Holdings in February 2008 in connection with the initial public offering of Sapphire Industrials Corp., a special purpose acquisition company formed by a subsidiary of Lazard Group and a reduction of $4 million due to the payment of a like amount in February 2009 to LFCM Holdings in connection with the spin-off of Corporate Partners II Limited (“CP II”) to the investment professionals who managed CP II (the “CP II MgmtCo Spin-Off”) and the amendments to the business alliance agreement described below. LAI’s fund management activities initially consisted of fund management and general partner entities that were transferred to LFCM Holdings in connection with the separation. The business alliance agreement provides that, prior to the expiration, termination or exercise of the option, Lazard Group has certain governance rights with respect to LAI, and LFCM Holdings is required to support the business of LAI. Lazard Group may agree to new capital commitments and other obligations with respect to newly formed funds in its sole discretion. Lazard Group may be entitled to receive from LFCM Holdings all or a portion of payments from the incentive fees attributable to newly established LAI funds less compensation payable to investment professionals who manage these funds. In addition, Lazard Group is obligated to abide by obligations that existed as of the date of the separation and recapitalization with respect to funds existing as of such date. In February 2009, pursuant to agreements entered into by us, a subsidiary of LAI (“LAI North America”), LFCM Holdings and the investment professionals who manage CP II, equity ownership of the management company of CP II (“CP II MgmtCo”) was transferred from LAI North America to the investment professionals who manage CP II. In connection with the CP II MgmtCo Spin-Off, Lazard Group made a $4 million cash payment to LFCM Holdings. In consideration for this payment, the business alliance agreement was amended to remove any restriction on Lazard Group engaging in private equity businesses in North America and to reduce the price of our option to acquire the fund management activities of LAI in North America from $6.5 million to $2.5 million. See Note 20 of Notes to the Company’s Consolidated Financial Statements.

Pursuant to the business alliance agreement, LFCM Holdings agreed not to compete with any existing Lazard Group businesses until the latest to occur of the termination of the license agreement, the expiration, termination or exercise of the option to purchase the North American merchant banking activities or the expiration or termination of the business alliance.

LAZ-MD Holdings’ Stockholders’ Agreement

Members of LAZ-MD Holdings, consisting of the current and former working members of Lazard Group, including our managing directors and named executive officers, have entered into a stockholders’ agreement with LAZ-MD Holdings and Lazard Ltd that addresses, among other things, LAZ-MD Holdings’ voting of its share of Class B common stock of Lazard Ltd and registration rights in favor of the shareholders who are party to the agreement. Every working member at the time of the separation and recapitalization was offered the opportunity to become a party to the LAZ-MD Holdings stockholders’ agreement.

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

The amended and restated LAZ-MD Holdings stockholders’ agreement provides that, after exchange for shares of Lazard Ltd’s common stock, each holder is entitled to unlimited “piggyback” registration rights, meaning that each holder can include his or her registrable securities in registration statements filed by Lazard Ltd, subject to certain limitations. Holders also have “demand” registration rights, meaning that, subject to certain limitations, after exchange for shares of Lazard Ltd’s common stock, they may require Lazard Ltd to register the registrable securities held by them, provided that the minimum number of registrable securities necessary to effect a “demand” registration is the lesser of (1) the number of shares having a market value in excess of $50 million at such time (or $20 million after the ninth anniversary of our equity public offering (May 10, 2014)) or (2) 2,000,000 shares of Lazard Ltd’s common stock. Lazard Ltd will pay the costs associated with all such registrations. Moreover, Lazard Ltd also will use its reasonable best efforts to file and make effective a registration statement on the third through the ninth anniversaries of the separation and recapitalization, in order to register registrable securities that were issued on those anniversaries or otherwise subject to continuing volume or transfer restrictions under Rule 144 of the Securities Act upon the exchange of the LAZ-MD Holdings exchangeable interests and the Lazard Group common membership interests, provided that the amount of registrable securities subject to such registration constitutes at least $50 million of shares of Lazard Ltd’s outstanding common stock.

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

Voting Rights.    Prior to any vote of the shareholders of Lazard Ltd, the LAZ-MD Holdings stockholders’ agreement requires a separate, preliminary vote of the members of LAZ-MD Holdings who are party to the LAZ-MD Holdings stockholders’ agreement (either by a meeting or by proxy or written instruction of the members of LAZ-MD Holdings) on each matter upon which a vote of the shareholders is proposed to be taken. Pursuant to the LAZ-MD Holdings stockholders’ agreement, members of LAZ-MD Holdings holding LAZ-MD Holdings exchangeable interests who are party to that agreement are individually entitled to direct LAZ-MD Holdings how to vote their proportionate interest in Lazard Ltd’s Class B common stock on an as-if-exchanged basis. For example, if a current or former working member’s LAZ-MD Holdings exchangeable interests were exchangeable for 1,000 shares of Lazard Ltd’s common stock, that working member would be able to instruct LAZ-MD Holdings how to vote 1,000 of the votes represented by the Class B common stock of Lazard Ltd. However, the LAZ-MD Holdings Board of Directors has the ability to vote the voting interest represented by the Class B common stock of Lazard Ltd in its discretion if the LAZ-MD Holdings Board of Directors determines that it is in the best interests of LAZ-MD Holdings.

The votes under the Class B common stock of Lazard Ltd that are associated with any current or former working member who does not direct LAZ-MD Holdings how to vote on a particular matter will be abstained from voting. The terms of the LAZ-MD Holdings stockholders’ agreement with respect to voting continue to apply to any party to the LAZ-MD Holdings stockholders’ agreement who receives Lazard Group common membership interests upon exchange of his or her LAZ-MD Holdings exchangeable interests, until such time as that holder exchanges all of his or her Lazard Group common membership interests for shares of Lazard Ltd’s common stock.

Certain Relationships with Our Directors, Executive Officers and Employees

Laurent Mignon, a member of our Board of Directors, is the Chief Executive Officer of Natixis. In April 2004, Lazard Group and Natixis (as the successor to IXIS Corporate & Investment Bank) entered into a cooperation arrangement to place and underwrite securities on the French capital markets under a common brand, “Lazard-Natixis” (formerly “Lazard-Ixis”), and cooperate in their respective origination, syndication, placement and other activities. This cooperation covers French listed companies exceeding a market capitalization of €500 million. On March 15, 2005, Lazard Group and Natixis expanded this arrangement into an exclusive arrangement within France. The cooperation arrangement was renewed on July 8, 2010 and will continue for an additional two year term until July 8, 2012. In 2010, the cooperation arrangement generated $3.0 million of gross revenue for Lazard.

On March 19, 2010, the Estate of Bruce Wasserstein and the Wasserstein family trusts sold 7,639,410 shares of Lazard Ltd Class A common stock in an underwritten public offering at a price of $35.90 per share for a total of $274,254,819. In connection with such offering, pursuant to a letter agreement dated as of March 16, 2010, the trustees of one of the Wasserstein family trusts agreed that Lazard’s obligation to nominate one person designated by such trust to the Lazard Board of Directors would terminate upon completion of such offering and further agreed that Ellis Jones would not stand for reelection at Lazard Ltd’s 2010 Annual General Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

Fees of Independent Registered Public Accounting Firm

For the fiscal years ended December 31, 2010 and 2009, fees for services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows (in thousands of dollars):

Fees	2010	2009
Audit Fees for the audit of Lazard’s annual financial statements, the audit of the effectiveness of Lazard’s controls over financial reporting, and reviews of the financial statements included in Lazard’s quarterly reports on Form 10-Q, including services in connection with statutory and regulatory filings or engagements	$6,544	$6,240
Audit-Related Fees, including fees for audits of employee benefit plans, computer and control related audit services, agreed-upon procedures, merger and acquisition assistance and other accounting research services	$834	$1,130
Tax Fees for tax consulting and compliance services not related to the audit	$995	$1,223
All Other Fees	—	$30

The Audit Committee has adopted a policy regarding pre-approval of audit and non-audit services provided by Deloitte & Touche LLP to Lazard and its subsidiaries. The policy provides the guidelines necessary to adhere to Lazard’s commitment to auditor independence and compliance with relevant laws, regulations and guidelines relating to auditor independence. The policy contains a list of prohibited non-audit services, and sets forth four categories of permitted services (Audit, Audit-Related, Tax and Other), listing the types of permitted services in each category. All of the permitted services require pre-approval by the Audit Committee. In lieu of Audit Committee pre-approval on an engagement-by-engagement basis, each category of permitted services, with reasonable detail as to the types of services contemplated, is pre-approved as part of the annual budget approval by the Audit Committee. Permitted services not contemplated during the budget process must be presented to the Audit Committee for approval prior to the commencement of the relevant engagement. The Audit Committee chair, or, if he is not available, any other member of the Committee, may grant approval for any such engagement if approval is required prior to the next scheduled meeting of the Committee. At least twice a year, the Audit Committee is presented with a report showing amounts billed by the independent auditor compared to the budget approvals for each of the categories of permitted services. The Audit Committee reviews the suitability of the pre-approval policy at least annually.

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

Form S-1/A filed on April 11, 2005).

10.24*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004 by and between Lazard Group LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on March 2, 2009).

10.25*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, with Alexander F. Stern (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on March 23, 2010).

10.26*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, by and between Lazard Group LLC and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 333-126751) filed on March 1, 2010).

10.27*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, with Kenneth M. Jacobs (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) field on March 23, 2010).

10.28*	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on J16, 2005).

10.29*	Acknowledgement Letter, dated as of November 6, 2006, from Lazard Group LLC to certain managing directors of Lazard Group LLC modifying the terms of the retention agreements of persons party to the Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 7, 2006).

10.30	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.31	Registration Rights Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.32	Letter Agreement, dated as of May 10, 2005, with Bruce Wasserstein family trusts (incorporated by reference to Exhibit 10.31 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.33	Letter Agreement, dated as of March 16, 2010, among Lazard Ltd, Lazard Group LLC and the Cranberry Dune 1998 Long-term Trust (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on March 22, 2010).

10.34*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.35*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.36*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.37*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.41 to Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on March 2, 2009).

10.38*	Form of Agreement evidencing a grant of Deferred Cash Awards to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.42 to Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on March 2, 2009).

10.39	Termination Agreement, dated as of March 31, 2006, by and among Banca Intesa S.p.A., Lazard Group LLC, and Lazard & Co. S.r.l. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on April 4, 2006).

10.40	Amended and Restated $150 Million Subordinated Convertible Promissory Note due 2018, issued by Lazard Funding LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.41	Amended and Restated Guaranty of Lazard Group LLC to Banca Intesa S.p.A., dated as of May 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.42*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q (File No. 333-126751) filed on May 11, 2006).

10.43*	First Amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K (File No. 333-126751) filed on March 1, 2007).

10.44	Agreement and Plan of Merger, dated as of August 14, 2008, by and among Lazard Ltd, LAZ Sub I, Lazard Asset Management LLC, and Lazard Asset Management Limited (incorporated by reference to Exhibit 2.1 to Lazard Ltd’s Current Report on Form 8-K (file No. 001-32492) filed on August 15, 2008).

10.45*	Letter Agreement regarding employment dated as of April 21, 2010 between Lazard Group LLC and Gary W. Parr (incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 30, 2010).

10.46	Senior Revolving Credit Agreement, dated as of April 29, 2010, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.53 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 30, 2010).

10.47	Amendment No. 1, dated as of August 12, 2010, to the Senior Revolving Credit Agreement, dated as of April 29, 2010, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent.

10.48	Amendment No. 2, dated as of December 17, 2010, to the Senior Revolving Credit Agreement, dated as of April 29, 2010, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent.

10.49*	Form of Agreement evidencing a grant of Restricted Stock under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report (File No. 333-126751) filed on April 30, 2010).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Registrant.

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Michael J. Castellano.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Michael J. Castellano.

*	Management contract or compensatory plan or arrangement.

LAZARD GROUP LLC

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

ITEMS 15 (a)(1) AND 15 (a)(2)

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2010 AND 2009

(dollars in thousands)

	December 31,
	2010	2009
ASSETS:
Cash and cash equivalents	$ 104,145	$ 186,009
Investments in subsidiaries, equity method	1,253,896	1,050,151
Due from subsidiaries of Lazard Ltd	524,875	334,435
Receivables—net	670	3,260
Investments (includes $0 and $126,413 of securities at amortized cost at December 31, 2010 and 2009, respectively)	26,850	175,544
Intangible assets	2,181	3,118
Other assets	11,853	14,703

Total Assets	$1,924,470	$1,767,220

LIABILITIES AND MEMBERS’ EQUITY:
Liabilities:
Accrued compensation and benefits	$ 83,410	$ 134,541
Due to subsidiaries of Lazard Ltd	303,436	305,213
Senior debt	1,076,850	1,086,850
Other liabilities	91,209	85,245

Total Liabilities	1,554,905	1,611,849
Commitments and contingencies
Members’ Equity:
Members’ equity	404,588	214,163
Accumulated other comprehensive loss, net of tax	(35,023)	(58,792)

Total members’ equity	369,565	155,371

Total liabilities and members’ equity	$1,924,470	$1,767,220

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
REVENUE
Equity in earnings of subsidiaries	$475,100	$200,938	$198,500
Interest income	16,438	14,778	18,869
Other	6,210	18,086	16,388

Total revenue	497,748	233,802	233,757
Interest expense	86,352	91,216	98,609

Net revenue	411,396	142,586	135,148

OPERATING EXPENSES
Compensation and benefits	194,179	339,795	90,248
Professional services	8,463	10,290	8,020
Amortization of intangible assets related to acquisitions	937	1,749	4,596
Other	6,586	6,640	2,721

Total operating expenses	210,165	358,474	105,585

OPERATING INCOME (LOSS)	201,231	(215,888)	29,563
Provision for incomes taxes	6,687	659	3,892

NET INCOME (LOSS)	$194,544	$(216,547)	$25,671

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$194,544	$(216,547)	$25,671
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash items included in net income (loss):
Equity in earnings of subsidiaries	(475,100)	(200,938)	(198,500)
(Gains) losses on extinguishment of debt	424	(258)	(20,253)
Investment gains	(5,636)
Amortization of deferred expenses, share-based incentive compensation and interest rate hedge	313,974	368,122	245,452
Amortization of intangible assets related to acquisitions	937	1,749	4,596
Dividends received from subsidiaries	370,780	394,097	412,819
Changes in due to/from subsidiaries	(211,973)	(103,563)	181,518
Changes in other operating assets and liabilities	(5,546)	143,552	(243,452)

Net cash provided by operating activities	182,404	386,214	407,851

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses in 2009 and equity method investments in 2008		(44,000)	(10,760)
Purchase of held-to-maturity securities		(126,347)
Proceeds from sale of held-to-maturity securities	132,209
Capital contribution to subsidiaries	(49,174)	(36,237)	(54,395)

Net cash provided by (used) in investing activities	83,035	(206,584)	(65,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Issuance of common membership interests			437,500
Payments for:
Senior debt	(10,375)	(635)	(478,925)
Distributions to members	(122,000)	(118,214)	(127,108)
Settlement of vested share-based incentive compensation	(57,576)	(13,220)	(4,291)
Repurchase of common membership interests from members of LAZ-MD Holdings	(7,248)	(13,285)	(2,559)
Purchase of Lazard Ltd Class A common stock	(149,981)	(50,479)	(277,064)
Other financing activities	(123)	(210)	161

Net cash used in financing activities	(347,303)	(196,043)	(452,286)

Net decrease in cash and cash equivalents	(81,864)	(16,413)	(109,590)
Cash and cash equivalents, January 1	186,009	202,422	312,012

Cash and cash equivalents, December 31	$104,145	$186,009	$202,422

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(dollars in thousands)

	Members’ Equity (Deficiency)	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity (Deficiency)

Balance – January 1, 2008	$(81,980)	$55,673	$(26,307)

Comprehensive income (loss):
Net income	25,671		25,671
Other comprehensive income (loss) - net of tax:
Currency translation adjustments		(151,761)	(151,761)
Amortization of interest rate hedge		1,246	1,246
Available-for-sale securities:
Net unrealized loss		(40,847)	(40,847)
Adjustment for items reclassified to earnings		5	5
Employee benefit plans:
Net actuarial gain		14,154	14,154
Adjustment for items reclassified to earnings		123	123

Comprehensive loss			(151,409)

Amortization of share-based incentive compensation	234,602		234,602
Distributions to members	(127,108)		(127,108)
Purchase of Lazard Ltd Class A common stock	(277,064)		(277,064)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation	(4,291)		(4,291)
Issuance of 14,582,750 common membership interests in the settlement of the purchase contracts forming part of the ESUs	437,500		437,500
Repurchase of common membership interests from LAZ-MD Holdings	(2,559)		(2,559)
Common membership interests issued in connection with business acquisitions	18,416		18,416
Adjustments related to business acquisitions and related amortization	3,690		3,690
Other	159		159

Balance – December 31, 2008(*)	$227,036	$(121,407)	$105,629

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008—(Continued)

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity
Balance – January 1, 2009	$227,036	$ (121,407)	$105,629

Comprehensive income (loss):
Net loss	(216,547)		(216,547)
Other comprehensive income (loss) - net of tax:
Currency translation adjustments		62,992	62,992
Amortization of interest rate hedge		1,077	1,077
Available-for-sale securities:
Net unrealized gain		27,612	27,612
Adjustment for items reclassified to earnings		1,268	1,268
Employee benefit plans:
Prior service costs		(15,152)	(15,152)
Net actuarial loss		(18,215)	(18,215)
Adjustment for items reclassified to earnings		3,033	3,033

Comprehensive loss			(153,932)

Amortization of share-based incentive compensation	358,062		358,062
Distributions to members	(118,214)		(118,214)
Purchase of Lazard Ltd Class A common stock	(50,479)		(50,479)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation	(13,220)		(13,220)
Repurchase of common membership interests from LAZ-MD Holdings	(13,285)		(13,285)
Common membership interests issued in connection with business acquisitions	32,384		32,384
Adjustments related to noncontrolling interests	(2,143)		(2,143)
Adjustments related to business acquisitions and related amortization	10,778		10,778
Other	(209)		(209)

Balance – December 31, 2009(*)	$214,163	$(58,792)	$155,371

LAZARD GROUP LLC

(parent company only)

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008—(Continued)

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity
Balance – January 1, 2010	$214,163	$(58,792)	$155,371

Comprehensive income (loss):
Net income	194,544		194,544
Other comprehensive income (loss)-net of tax:
Currency translation adjustments		(9,508)	(9,508)
Amortization of interest rate hedge		1,163	1,163
Available-for-sale securities:
Net unrealized gain		3,129	3,129
Adjustments for items reclassified to earnings		9,501	9,501
Employee benefit plans:
Net actuarial gain		17,841	17,841
Adjustments for items reclassified to earnings		1,643	1,643

Comprehensive income			218,313

Amortization of share-based incentive compensation awards	305,303		305,303
Distributions to members and noncontrolling interests	(122,000)		(122,000)
Purchase of Lazard Ltd Class A common stock	(149,981)		(149,981)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation	(57,576)		(57,576)
Repurchase of common membership interests from LAZ-MD Holdings	(7,248)		(7,248)
Common membership interests issued in connection with business acquisitions	20,804		20,804
Lazard Ltd Class A common stock issued / issuable in connection with business acquisitions and LAM Merger and related amortization	6,701		6,701
Other	(122)		(122)

Balance–December 31, 2010 (*)	$404,588	$(35,023)	$369,565

(*)	Includes 122,233,664, 123,686,338 and 127,350,561 common membership interests at December 31, 2008, 2009 and 2010, respectively. Also includes profit participation interests and two managing member interests at each such date.

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

The Parent Company Financial Statements as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosures in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable. Actual results could differ materially from these estimates.

The Parent Company Financial Statements include investments in subsidiaries, accounted for under the equity method.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2011

LAZARD GROUP LLC

By:	/s/ Kenneth M. Jacobs

Kenneth M. Jacobs
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Kenneth M. Jacobs Kenneth M. Jacobs	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2011

/s/ Michael J. Castellano Michael J. Castellano	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2011

/s/ Ashish Bhutani Ashish Bhutani	Director	February 28, 2011

/s/ Ronald J. Doerfler Ronald J. Doerfler	Director	February 28, 2011

/s/ Laurent Mignon Laurent Mignon	Director	February 28, 2011

/s/ Steven J. Heyer Steven J. Heyer	Director	February 28, 2011

/s/ Sylvia Jay Sylvia Jay	Director	February 28, 2011

/s/ Vernon E. Jordan, Jr. Vernon E. Jordan, Jr.	Director	February 28, 2011

/s/ Philip A. Laskawy Philip A. Laskawy	Director	February 28, 2011

/s/ Gary W. Parr Gary W. Parr	Director	February 28, 2011

II-1

Signature	Capacity	Date

/s/ Hal S. Scott Hal S. Scott	Director	February 28, 2011

/s/ Michael J. Turner Michael J. Turner	Director	February 28, 2011

II-2