Form 10-Q
period 2011-03-31
Lazard Group LLC
filed 2011-04-29
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 25, 2011, in addition to profit participation interests, there were 127,331,529 common membership interests and two managing member interests outstanding.

When we use the terms “Lazard Group”, “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company, whose shares of Class A common stock (the “Class A common stock”) are publicly traded on the New York Stock Exchange under the Symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd has no operating assets other than indirect ownership as of March 31, 2011 of approximately 94.0% of the common membership interests in Lazard Group and its controlling interest in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries who are co-managing members of Lazard Group.

Lazard Group has two primary holders of its common membership interest: Lazard Ltd and LAZ-MD Holdings LLC (“LAZ-MD Holdings”), a holding company that is owned by Lazard Group’s current and former managing directors. The Lazard Group common membership interests held by LAZ-MD Holdings are effectively exchangeable over time on a one-for-one basis with Lazard Ltd for shares of Lazard Ltd’s Class A common stock. In addition, Lazard Group has granted profit participation interests in Lazard Group to certain of its managing directors in connection with the recapitalization of Lazard Group at the time of Lazard Ltd’s equity public offering. The profit participation interests are discretionary profits interests that are intended to enable Lazard Group to compensate its managing directors in a manner consistent with historical practices.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2011 AND DECEMBER 31, 2010

(UNAUDITED)

(dollars in thousands)

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$848,654	$1,024,792
Deposits with banks	307,181	356,539
Cash deposited with clearing organizations and other segregated cash	99,533	92,911

Receivables-net:
Fees	424,827	480,340
Customers and other	93,850	63,490
Related parties	164,007	202,916

	682,684	746,746
Investments	382,207	388,138

Property (net of accumulated amortization and depreciation of $264,238 and $250,898 at March 31, 2011 and December 31, 2010, respectively)	153,572	150,524

Goodwill and other intangible assets (net of accumulated amortization of $16,481 and $15,007 at March 31, 2011 and December 31, 2010, respectively)	362,837	361,439
Other assets	238,007	215,195

Total assets	$3,074,675	$3,336,284

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

MARCH 31, 2011 AND DECEMBER 31, 2010

(UNAUDITED)

(dollars in thousands)

	March 31, 2011	December 31, 2010
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$330,390	$361,553
Accrued compensation and benefits	134,836	498,880
Senior debt	1,076,850	1,076,850
Capital lease obligations	23,464	22,903
Related party payables	244,834	244,193
Other liabilities	575,987	491,458
Subordinated debt	150,000	150,000

Total liabilities	2,536,361	2,845,837
Commitments and contingencies

MEMBERS’ EQUITY
Members’ equity (net of 2,725,147 and 6,847,508 shares of Lazard Ltd Class A common stock, at cost of $97,671 and $227,950 at March 31, 2011 and December 31, 2010, respectively)	431,399	404,588
Accumulated other comprehensive loss, net of tax	(14,176)	(35,023)

Total Lazard Group members’ equity	417,223	369,565
Noncontrolling interests	121,091	120,882

Total members’ equity	538,314	490,447

Total liabilities and members’ equity	$3,074,675	$3,336,284

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2011	2010
REVENUE
Investment banking and other advisory fees	$220,327	$269,209
Money management fees	214,692	177,103
Interest income	5,330	5,915
Other	22,188	12,389

Total revenue	462,537	464,616
Interest expense	24,324	26,669

Net revenue	438,213	437,947

OPERATING EXPENSES
Compensation and benefits	269,996	300,375
Occupancy and equipment	22,708	21,270
Marketing and business development	18,111	15,603
Technology and information services	19,567	17,652
Professional services	9,629	7,992
Fund administration and outsourced services	13,251	11,374
Amortization of intangible assets related to acquisitions	1,474	1,770
Restructuring	–	87,108
Other	9,581	9,351

Total operating expenses	364,317	472,495

OPERATING INCOME (LOSS)	73,896	(34,548)
Provision for income taxes	10,389	5,540

NET INCOME (LOSS)	63,507	(40,088)

LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,242	2,358

NET INCOME (LOSS) ATTRIBUTABLE TO LAZARD GROUP	$62,265	$(42,446)

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$63,507	$(40,088)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash items included in net income (loss):
Depreciation and amortization of property	5,916	5,221
Amortization of deferred expenses, share-based incentive compensation and interest rate hedge	100,085	153,789
Amortization of intangible assets related to acquisitions	1,474	1,770
(Increase) decrease in operating assets:
Deposits with banks	69,199	(35,278)
Cash deposited with clearing organizations and other segregated cash	(1,518)	109
Receivables-net	73,360	(43,343)
Investments	9,031	(4,597)
Other assets	(17,565)	445
Increase (decrease) in operating liabilities:
Deposits and other payables	(50,401)	39,221
Accrued compensation and benefits and other liabilities	(305,150)	(303,260)

Net cash used in operating activities	(52,062)	(226,011)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distribution relating to equity method investment	–	50,319
Additions to property	(1,954)	(2,444)
Disposals of property	44	139
Proceeds from sales and maturities of available-for-sale securities	–	29,021

Net cash provided by (used in) investing activities	(1,910)	77,035

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contribution from noncontrolling interests	884	2,000
Other financing activities	1,374	–
Payments for:
Capital lease obligations	(675)	(575)
Distributions to noncontrolling interests	(1,935)	(1,134)
Repurchase of common membership interests from members of LAZ-MD Holdings	(794)	–
Purchase of Lazard Ltd Class A common stock	(32,689)	(980)
Distributions to members	(15,070)	(14,732)
Settlement of vested share-based incentive compensation	(83,016)	(32,263)
Other financing activities	(16)	(4)

Net cash used in financing activities	(131,937)	(47,688)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	9,771	(11,710)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(176,138)	(208,374)
CASH AND CASH EQUIVALENTS—January 1	1,024,792	899,733

CASH AND CASH EQUIVALENTS—March 31	$848,654	$691,359

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2011

(UNAUDITED)

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity
Balance – January 1, 2011 (*)	$404,588	$(35,023)	$369,565	$120,882	$490,447

Comprehensive income (loss):
Net income	62,265		62,265	1,242	63,507
Other comprehensive income (loss)-net of tax:
Currency translation adjustments		23,720	23,720	18	23,738
Amortization of interest rate hedge		264	264		264
Employee benefit plans:
Net actuarial loss		(3,685)	(3,685)		(3,685)
Adjustments for items reclassified to earnings		548	548		548

Comprehensive income			83,112	1,260	84,372

Amortization of share-based incentive compensation	93,557		93,557		93,557
Distributions to members and noncontrolling interests, net	(15,070)		(15,070)	(1,051)	(16,121)
Purchase of Lazard Ltd Class A common stock	(32,689)		(32,689)		(32,689)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation	(83,016)		(83,016)		(83,016)
Repurchase of common membership interests from LAZ-MD Holdings	(794)		(794)		(794)
Lazard Ltd Class A common stock issued / issuable in connection with business acquisitions and LAM Merger and related amortization	2,570		2,570		2,570
Other	(12)		(12)		(12)

Balance – March 31, 2011 (*)	$431,399	$(14,176)	$417,223	$121,091	$538,314

(*)	Includes 127,350,561 and 127,331,529 common membership interests at January 1, 2011 and March 31, 2011, respectively. Also includes profit participation interests and two managing member interests at each such date.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2010

(UNAUDITED)

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity
Balance – January 1, 2010 (*)	$214,163	$(58,792)	$155,371	$127,560	$282,931

Comprehensive income (loss):
Net income (loss)	(42,446)		(42,446)	2,358	(40,088)
Other comprehensive income (loss)-net of tax:
Currency translation adjustments		(26,699)	(26,699)	57	(26,642)
Amortization of interest rate hedge		269	269		269
Available-for-sale securities:
Net unrealized gain		5,023	5,023		5,023
Adjustments for items reclassified to earnings		2,459	2,459		2,459
Employee benefit plans:
Adjustments for items reclassified to earnings		351	351		351

Comprehensive income (loss)			(61,043)	2,415	(58,628)

Amortization of share-based incentive compensation	150,693		150,693		150,693
Distributions to members and noncontrolling interests, net	(14,732)		(14,732)	866	(13,866)
Purchase of Lazard Ltd Class A common stock	(980)		(980)		(980)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation	(32,263)		(32,263)		(32,263)
Lazard Ltd Class A common stock issued / issuable in connection with business acquisitions and LAM Merger and related amortization	1,613		1,613		1,613

Balance – March 31, 2010 (*)	$276,048	$(77,389)	$198,659	$130,841	$329,500

(*)	Includes 123,686,338 and 126,686,338 common membership interests at January 1, 2010 and March 31, 2010, respectively. Also includes profit participation interests and two managing member interests at each such date.

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

Lazard Ltd, a Bermuda holding company, through its subsidiaries held approximately 94.0% of all outstanding Lazard Group common membership interests as of March 31, 2011 and December 31, 2010. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

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

LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by Lazard Group’s current and former managing directors, held approximately 6.0% of the outstanding Lazard Group common membership interests as of March 31, 2011 and December 31, 2010. Additionally, LAZ-MD Holdings was the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”) which provided LAZ-MD Holdings with approximately 6.0% of the voting power but no economic rights in the Company as of such dates. Subject to certain limitations, LAZ-MD Holdings’ interests in Lazard Group are exchangeable for Lazard Ltd Class A common stock, par value $0.01 per share (“Class A common stock”).

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

Basis of Presentation

The accompanying condensed consolidated financial statements of Lazard Group have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Group’s annual report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”). The accompanying December 31, 2010 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that Lazard may undertake in the future, actual results may differ materially from the estimates. The consolidated results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

2.    RECENT ACCOUNTING DEVELOPMENTS

On January 1, 2011, the Company adopted the fair value measurement disclosure guidance regarding presenting purchases, sales, issuances and settlements on a gross basis in the roll forward of activities in Level 3 of the hierarchy of fair value measurements, which did not have a material impact on the Company’s condensed consolidated financial statements.

3.    RECEIVABLES - NET

The Company’s “receivables - net” represents receivables from fees, customers and other and related parties.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Customers and other receivables at March 31, 2011 and December 31, 2010 include $2,046 and $2,121, respectively, of loans by LFB to managing directors and employees in France that are made in the ordinary course of business at market terms.

Receivables are stated net of an estimated allowance for doubtful accounts of $15,497 and $15,017 at March 31, 2011 and December 31, 2010, respectively, for accounts deemed past due and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. The Company recorded bad debt expense of $967 and $6,868 for the three month periods ended March 31, 2011 and 2010, respectively. In addition, the Company recorded charge-offs, foreign currency translation and other adjustments, with these items resulting in a net decrease to the allowance for doubtful accounts of $487 and $957 for the three month periods ended March 31, 2011 and 2010, respectively. At March 31, 2011 and December 31, 2010, the Company had receivables deemed past due or uncollectible of $18,189 and $17,101, respectively.

4.    INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Debt:
U.S. Government and agencies	$31,913	$31,900
Fixed income funds	11,352	4,679
Corporate and other debt and interest-bearing deposits	26,910	29,693

	70,175	66,272

Equities	89,124	88,437

Other:
Interest in LAM alternative asset management funds:
General Partner (“GP”) interests owned	34,356	50,437
GP interests consolidated, but owned by noncontrolling interests	5,799	8,219
Private equity:
Investments owned	101,503	96,276
Investments consolidated, but owned by noncontrolling interests	69,984	67,206
Equity method investments	11,266	11,291

	222,908	233,429

Total investments	382,207	388,138
Less:
Interest-bearing deposits	4,740	7,754
Equity method investments	11,266	11,291

Investments, at fair value	$366,201	$369,093

Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$1,403	$2,897

The Company’s debt securities included in the table above are categorized as trading securities. Corporate and other debt primarily consist of United Kingdom (the “U.K.”) government and U.S. state and municipal debt securities.

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

Interests in LAM alternative asset management funds represent (i) GP interests owned by Lazard in LAM-managed alternative asset management funds and (ii) GP interests consolidated by the Company pertaining to noncontrolling interests in LAM alternative asset management funds. Such noncontrolling interests in LAM alternative asset management funds, which represent GP interests held directly by certain of our LAM managing directors or employees of the Company, are deemed to be controlled by, and therefore consolidated by, the Company in accordance with U.S. GAAP. Noncontrolling interests are presented within “members’ equity” on the consolidated statements of financial condition (see Note 12 of Notes to Condensed Consolidated Financial Statements).

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

On January 24, 2008, Sapphire Industrials Corp. (“Sapphire”), a then newly-organized special purpose acquisition company formed by the Company, completed an initial public offering (the “Sapphire IPO”). Sapphire had been included in equity method investments prior to its dissolution discussed below. Sapphire was formed for the purpose of effecting a business combination within a 24-month period (the “Business Combination”) and net proceeds from the Sapphire IPO were placed in a trust account by Sapphire (the “Trust Account”) pending consummation of the Business Combination. In connection with the Sapphire IPO, the Company purchased warrants from Sapphire for a total purchase price of $12,500 and Sapphire common stock for an aggregate purchase price of $50,000. The Company’s investment in Sapphire had been accounted for using the equity method of accounting. On January 6, 2010, Sapphire announced that it had not completed the Business Combination and it would dissolve and distribute the funds in the Trust Account to all its public shareholders, to the extent they were holders of shares issued in the Sapphire IPO. Pursuant to such dissolution, on January 26, 2010, Sapphire made an initial distribution to the Company aggregating $50,319. All Sapphire warrants expired without value.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

During the three month periods ended March 31, 2011 and 2010, the Company recognized gross investment gains and losses in “revenue-other” on its condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2011	2010
Gross investment gains	$5,756	$9,758
Gross investment losses	$1,016	$4,761

The table above includes gross unrealized investment gains and losses pertaining to “trading” securities as follows:

	Three Months Ended March 31,
	2011	2010
Gross unrealized investment gains	$–	$361
Gross unrealized investment losses	$120	$88

During the three month period ended March 31, 2010, the Company recorded within “accumulated other comprehensive loss, net of tax” (“AOCI”) gross pre-tax unrealized investment gains of $10,519 and gross pre-tax unrealized investment losses of $350 pertaining to debt securities held at LFB that were designated as “available-for-sale.” With respect to adjustments for items reclassified to earnings, the average cost basis was utilized for purposes of calculating realized investment gains and losses. In addition, there were no other-than-temporary impairment charges recognized during the three month period ended March 31, 2010.

During the fourth quarter of 2010, the Company sold its remaining “available-for-sale” debt securities. Accordingly, there were no gross pre-tax investment gains or losses recorded within AOCI during the three month period ended March 31, 2011.

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

The Company’s investments in U.S. Government and agency debt securities as well as its corporate and other debt securities are considered Level 1 assets with the respective fair values based on unadjusted quoted

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

prices in active markets. The Company’s investments in fixed income funds are considered Level 1 assets when their fair values are based on the reported closing price for the fund or Level 2 assets when their fair values are primarily based on broker quotes as provided by external pricing services.

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

The following tables present the categorization of investments and certain other assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 into the three-level fair value hierarchy in accordance with fair value measurement disclosure requirements:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt:
U.S. Government and agencies	$31,913	$–	$–	$31,913
Fixed income funds	5,322	6,030	–	11,352
Corporate and other debt	22,170	–	–	22,170
Equities	66,960	22,035	129	89,124
Other (excluding equity method investments):
Interest in LAM alternative asset management funds:
GP interests owned	–	34,356	–	34,356
GP interests consolidated, but owned by noncontrolling interests	–	5,799	–	5,799
Private equity:
Investments owned	–	–	101,503	101,503
Investments consolidated, but owned by noncontrolling interests	–	–	69,984	69,984
Derivatives	–	1,053	–	1,053

Total Assets	$126,365	$69,273	$171,616	$367,254

Liabilities:
Securities sold, not yet purchased	$1,403	$–	$–	$1,403
Derivatives	–	9,297	–	9,297

Total Liabilities	$1,403	$9,297	$–	$10,700

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt:
U.S. Government and agencies	$31,900	$–	$–	$31,900
Fixed income funds	–	4,679	–	4,679
Corporate and other debt	21,939	–	–	21,939
Equities	66,269	21,852	316	88,437
Other (excluding equity method investments):
Interest in LAM alternative asset management funds:
GP interests owned	–	50,437	–	50,437
GP interests consolidated, but owned by noncontrolling interests	–	8,219	–	8,219
Private equity:
Investments owned	–	–	96,276	96,276
Investments consolidated, but owned by noncontrolling interests	–	–	67,206	67,206
Derivatives	–	1,874	–	1,874

Total Assets	$120,108	$87,061	$163,798	$370,967

Liabilities:
Securities sold, not yet purchased	$2,897	$–	$–	$2,897
Derivatives	–	3,230	–	3,230

Total Liabilities	$2,897	$3,230	$–	$6,127

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the three month periods ended March 31, 2011 and 2010.

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$316	$–	$–	$(195)	$8	$129
Private equity:
Investments owned	96,276	279	2,277	(10)	2,681	101,503
Investments consolidated, but owned by noncontrolling interests	67,206	–	9,876	(7,098)	–	69,984

Total Level 3 Assets	$163,798	$279	$12,153	$(7,303)	$2,689	$171,616

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

	Three Months Ended March 31, 2010
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$305	$(8)	$1	$–	$–	$298
Private equity:
Investments owned	100,171	734	–	(3)	(2,865)	98,037
Investments consolidated, but owned by noncontrolling interests	35,743	2,484	–	–	–	38,227

Total Level 3 Assets	$136,219	$3,210	$1	$(3)	$(2,865)	$136,562

With respect to Level 3 assets held at March 31, 2011 and 2010, net gains included in earnings for the three month periods ended March 31, 2011 and 2010 were $279 and $3,210, respectively, in connection with the change in unrealized gains and losses relating to such assets.

6.     DERIVATIVES

The Company enters into forward foreign currency exchange rate contracts, interest rate swaps, interest rate futures, equity swaps and other derivative contracts to hedge exposures to fluctuations in interest rates, currency exchange rates and equity markets. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value, and are included in “other assets” and “other liabilities” on the consolidated statements of financial condition. Except for derivatives hedging “available-for-sale” debt securities, which were sold in the fourth quarter of 2010 (see Note 4 of Notes to Condensed Consolidated Financial Statements), the Company elected to not apply hedge accounting to its other derivative instruments held. Gains and losses on the Company’s derivatives not designated as hedging instruments, as well as gains and losses on derivatives then accounted for as fair value hedges, are included in “interest income” and “interest expense”, respectively, or “revenue-other”, depending on the nature of the underlying item, on the consolidated statements of operations. Furthermore, with respect to derivatives then designated as fair value hedges, the hedged item was required to be adjusted for changes in fair value of the risk being hedged, with such adjustment accounted for in the consolidated statements of operations.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The table below represents the fair values of the Company’s derivative assets and liabilities reported within “other assets” and “other liabilities” on the accompanying condensed consolidated statements of financial condition as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Derivative Assets:
Forward foreign currency exchange rate contracts	$998	$1,432
Interest rate swaps	55	57
Equity and fixed income swaps	–	385

	$1,053	$1,874

Derivative Liabilities:
Forward foreign currency exchange rate contracts	$6,720	$2,151
Interest rate swaps	327	326
Equity and fixed income swaps	2,250	753

	$9,297	$3,230

Gains (losses) with respect to derivatives not designated as hedging instruments on the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2011 and 2010 (predominantly reflected in “revenue-other”), by type of derivative, were as follows:

	Three Months Ended March 31,
	2011	2010
Forward foreign currency exchange rate contracts	$(6,258)	$5,218
Interest rate swaps	(2)	44
Equity and fixed income swaps	(2,260)	(1,332)

	$(8,520)	$3,930

Derivatives designated as hedging instruments relate to interest rate swaps that hedged “available-for-sale” securities and had been accounted for as fair value hedges. For the three month period ended March 31, 2010, the Company recognized pre-tax losses pertaining to interest rate swaps of $1,991. These losses were substantially offset by gains recognized on the hedged risk portion of such “available-for-sale” securities.

7.    LAM MERGER TRANSACTION

On September 25, 2008, the Company, LAM and LAZ Sub I, LLC, a then newly-formed subsidiary of LFNY, completed the merger of LAZ Sub I, LLC with and into LAM (the “LAM Merger”). Prior to the LAM Merger, the common equity interests of LAM were held by LFNY, and certain other equity interests of LAM, representing contingent payments should a certain specified fundamental transactions occur, were held by present and former employees of LAM. Following the LAM Merger, all equity interests of LAM are owned directly or indirectly by LFNY.

The aggregate non-contingent consideration relating to the equity interests of LAM held by present and former employees of LAM and its subsidiaries (the “Transaction Consideration”) consists of (i) cash payments made from the closing of the LAM Merger through January 2, 2009 of approximately $60,100, (ii) a cash

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

payment on October 31, 2011 of approximately $90,300 and (iii) an issuance on October 31, 2011 of 2,201,457 shares of Lazard Ltd’s Class A common stock (plus additional shares of Class A common stock in an amount determined by reference to the cash dividends paid on Class A common stock since the closing of the LAM Merger), subject, in the case of clause (ii) and (iii) and with respect to certain present employees of LAM and its subsidiaries, to delayed payment/issuance until the eighth anniversary of the closing of the LAM Merger if the applicable employee is no longer employed by Lazard or its affiliates on October 31, 2011, subject to certain exceptions. The merger agreement also generally provides that if there is a change in control of Lazard Ltd or a sale of LAM, any and all of the Transaction Consideration will be payable as of the date of such change in control. The related liabilities for the present value of the unpaid cash consideration have been recorded in the accompanying condensed consolidated statements of financial condition in “accrued compensation and benefits” and “other liabilities”, and amounted to $15,327 and $72,573, respectively, as of March 31, 2011, and $15,152 and $71,394, respectively, as of December 31, 2010.

In connection with the LAM Merger, Lazard Group recorded a related party payable to subsidiaries of Lazard Ltd of $64,305 at March 31, 2011 and December 31, 2010 (see Note 17 of Notes to Condensed Consolidated Financial Statements). Such amount will become members’ equity as the related shares of Class A common stock are issued.

8.    BUSINESS ACQUISITIONS

On July 15, 2009, the Company established a private equity business with Edgewater, a private equity firm based in Chicago, Illinois, through the Edgewater Acquisition. Following such acquisition, Edgewater’s current leadership team retained a substantial economic interest in such entities. Edgewater primarily manages middle market funds. The acquisition was structured as a purchase by Lazard Group of interests in a holding company that in turn owns interests in the general partner and management company entities of the current Edgewater private equity funds.

The aggregate fair value of the consideration recognized by the Company at the acquisition date was $61,624. Such consideration consisted of (i) a one-time cash payment, (ii) 1,142,857 shares of Class A common stock (the “Initial Shares”) and (iii) up to 1,142,857 additional shares of Class A common stock subject to earnout criteria and payable over time (the “Earnout Shares”). The Initial Shares are subject to forfeiture provisions that lapse only upon the achievement of certain performance thresholds and transfer restrictions during the four year period ending December 2014. The Earnout Shares will be issued only if certain performance thresholds are met.

In prior years, the Company made certain other business acquisitions. These purchases were affected through an exchange of a combination of cash, Class A common stock, and by Lazard Ltd issuing shares of non-participating convertible Series A and Series B preferred stock, which are or were each convertible into Class A common stock. In connection with such acquisitions, as of March 31, 2011 and December 31, 2010, 1,295,029 shares of Class A common stock were issuable on a non-contingent basis. Additionally, at March 31, 2011 and December 31, 2010, 4,862 shares of Series A preferred stock were convertible into Class A common shares on a non-contingent basis, with the number of Class A common shares dependent, in part, upon future prices of the Class A common stock. Depending upon the future performance of such businesses acquired, at March 31, 2011 and December 31, 2010, 17,159 shares of Series A preferred stock were contingently convertible into shares of Class A common stock. The Class A common stock described above related to such acquisitions is issuable over multi-year periods.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

In connection with Lazard Group’s business acquisitions, as well as Lazard Ltd’s acquisition of a business and subsequent contribution of such business to Lazard Group, Lazard Group recorded related party payables of $60,190 at March 31, 2011 and December 31, 2010 to subsidiaries of Lazard Ltd (see Note 17 of Notes to the Condensed Consolidated Financial Statements.) Such amount will become members’ equity as the related shares of Class A common stock are issued.

9.    GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets as of March 31, 2011 and December 31, 2010 are presented below:

	March 31, 2011	December 31, 2010
Goodwill	$316,101	$313,229
Other intangible assets (net of accumulated amortization)	46,736	48,210

	$362,837	$361,439

At March 31, 2011 and December 31, 2010, goodwill of $254,471 and $251,599, respectively, was attributable to the Company’s Financial Advisory segment and, at each such date, $61,630 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the three month periods ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
Balance, January 1	$313,229	$261,703
Foreign currency translation adjustments	2,872	287

Balance, March 31	$316,101	$261,990

The gross cost and accumulated amortization of other intangible assets as of March 31, 2011 and December 31, 2010, by major intangible asset category, are as follows:

	March 31, 2011			December 31, 2010
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/performance fees	$30,740	$890	$29,850	$30,740	$890	$29,850
Management fees, customer relationships and non-compete agreements	32,477	15,591	16,886	32,477	14,117	18,360

	$63,217	$16,481	$46,736	$63,217	$15,007	$48,210

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Amortization expense of intangible assets for the three month periods ended March 31, 2011 and 2010 was $1,474 and $1,770, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2011 (April 1 through December 31)	$4,253
2012	6,302
2013	12,800
2014	9,861
2015	7,278
Thereafter	6,242

Total amortization expense	$46,736

(a)	Approximately 48% of intangible asset amortization is attributable to a noncontrolling interest.

10.    SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of March 31, 2011 and December 31, 2010:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of
				March 31, 2011	December 31, 2010
Lazard Group 7.125% Senior Notes	$550,000	5/15/15	7.125%	$528,500	$528,500
Lazard Group 6.85% Senior Notes	600,000	6/15/17	6.85%	548,350	548,350
Lazard Group Credit Facility (a)	150,000	4/29/13	2.13%	–	–

Total				$1,076,850	$1,076,850

(a)	On April 29, 2010, Lazard Group entered into a $150,000, three-year senior revolving credit facility with a group of lenders (the “Credit Facility”). The Credit Facility, as amended, replaced the prior revolving credit facility, which was terminated as a condition to effectiveness of the Credit Facility. Interest rates under the Credit Facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of March 31, 2011, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 2.13%. As of March 31, 2011, and December 31, 2010, no amounts were outstanding under the Credit Facility.

Subordinated Debt—Subordinated debt at March 31, 2011 and December 31, 2010 amounted to $150,000 at each date and represents a note which is convertible into a maximum of 2,631,570 shares of Class A common stock at an effective conversion price of $57 per share. The note matures on September 30, 2016, and has a fixed interest rate of 3.25% per annum. One-third in principal amount became convertible on and after each of July 1, 2008, July 1, 2009 and July 1, 2010, and no principal amount is convertible after June 30, 2011. As of March 31, 2011, there have been no conversions of the note.

The Credit Facility contains customary terms and conditions, including certain financial covenants. In addition, the Credit Facility, the indenture and supplemental indentures relating to Lazard Group’s senior notes, as well as its subordinated convertible note, contain certain covenants (none of which relate to financial condition), events of default and other customary provisions, including a customary make-whole provision in the event of early redemption where applicable. As of March 31, 2011, the Company was in compliance with all of these provisions. All of the Company’s senior and subordinated debt obligations are unsecured.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

As of March 31, 2011, the Company had approximately $298,000 in unused lines of credit available to it, including the Credit Facility, and approximately $105,000 and $20,000 of unused lines of credit available to LFB and Edgewater, respectively. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

The Company’s senior and subordinated debt are recorded at historical amounts. At March 31, 2011 and December 31, 2010, the fair value of the Company’s senior and subordinated debt was approximately $1,301,000 and $1,271,000, respectively, and exceeded the aggregate carrying value by approximately $74,000 and $44,000, respectively. The fair value of the Company’s senior and subordinated debt was estimated using a discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements or based on market quotations, where available.

11.    COMMITMENTS AND CONTINGENCIES

Leases—Lazard has various leases and other contractual commitments arising in the ordinary course of business. At March 31, 2011, minimum rental commitments under non-cancelable operating leases, net of sublease income, are approximately as follows:

Year Ending December 31,
2011 (April 1 through December 31)	$54,145
2012	54,139
2013	56,676
2014	64,127
2015	60,442
Thereafter	766,828

Total minimum lease payments	1,056,357

Sublease proceeds	95,184

Net lease payments	$961,173

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At March 31, 2011, LFB had $4,674 of such indemnifications and held $3,163 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the consolidated statement of financial condition.

Private Equity Funding Commitments—At March 31, 2011, the principal unfunded commitment by the Company for capital contributions to private equity investment funds related to CP II, and is an amount not to exceed $3,442 for potential “follow-on investments” and/or for CP II expenses through the earlier of February 25, 2017 or the liquidation of the fund.

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. Such commitments at March 31, 2011 aggregated $15,946. These commitments have varying expiration dates and are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level. These commitments may not represent future cash requirements as they may expire without being drawn upon.

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

In the opinion of management, the fulfillment of the commitments described herein will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Secondary Offerings—Pursuant to the applicable Prospectus Supplements, during 2010, certain selling shareholders of Lazard Ltd (which include current and former managing directors of Lazard (and, from time to time, certain of our directors, executive officers or former executive officers) and their permitted transferees (collectively, the “Selling Shareholders”) who hold LAZ-MD Holdings exchangeable interests and/or Class A common stock), offered to sell shares of Class A common stock pursuant to applicable underwriting and pricing agreements. During the three month period ended March 31, 2010 one such secondary offering occurred, which is described below (no secondary offerings occurred during the three month period ended March 31, 2011).

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

During the three month periods ended March 31, 2011 and 2010, Lazard Group distributed the following amounts to LAZ-MD Holdings and the subsidiaries of Lazard Ltd (none of which related to tax distributions):

	Three Months Ended March 31,
	2011	2010
LAZ-MD Holdings	$955	$3,941
Subsidiaries of Lazard Ltd	14,115	10,791

	$15,070	$14,732

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments, as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.

Exchange of Lazard Group Common Membership Interests—In addition to the simultaneous exchanges that occurred in connection with the March 2010 Secondary Offering, during the three month period ended March 31, 2010, Lazard Ltd issued 37,129 shares of Class A common stock in connection with the exchange of a like number of Lazard Group common membership interests (received from members of LAZ-MD Holdings in exchange for a like number of LAZ-MD Holdings exchangeable interests).

Share Repurchase Program—In January 2010, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, the repurchase of up to $200,000 in aggregate cost of its Class A common stock and Lazard Group common membership interests through December 31, 2011. The Company’s prior share repurchase program expired on December 31, 2009. In February 2011, the Board of Directors of Lazard Ltd authorized the repurchase of up to an additional $250,000 in aggregate cost of Lazard Ltd Class A common stock and Lazard Group common membership interests through December 31, 2012. The Company expects that the share repurchase program, with respect to the Class A common stock, will continue to be used primarily to offset a portion of the shares that have been or will be issued under the 2005 Plan and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”). Pursuant to such authorizations, purchases have been made in the open market or through privately negotiated transactions, and since inception of the program in February 2006 through March 31, 2011, purchases by Lazard Group with respect to such program are set forth in the table below (including, in the three month period ended March 31, 2011, purchases of 766,814 Class A common shares, at an aggregate cost of $32,689, and the purchase of 19,032 Lazard Group common membership interests, at an aggregate cost of $794):

	Number of Shares/Common Membership Interests Purchased	Average Price Per Share/Common Membership Interest
Class A common stock	17,540,473	$33.21
Lazard Group common membership interests	1,400,089	$32.66

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

As a result of Lazard Group’s delivery of shares of Class A common stock during the four year and three month period ended March 31, 2011 relating to (i) the settlement of vested RSUs and deferred stock unit grants (“DSUs”), (ii) the incentive plan share awards of shares of restricted Class A common stock and (iii) the issuance of shares of restricted Class A common stock in exchange for RSUs, there were 2,725,147 and 6,847,508 shares of Class A common stock held by Lazard Group at March 31, 2011 and December 31, 2010, respectively. Such Class A common shares are reported, at cost, as a reduction of members’ equity within the accompanying condensed consolidated statements of financial condition.

As of March 31, 2011, $259,288 of the current $450,000 share repurchase authorization remained available under the share repurchase program. In addition, under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs, shares of Class A common stock may be withheld by the Company to cover estimated income taxes (see Note 13 of Notes to Condensed Consolidated Financial Statements).

Accumulated Other Comprehensive Income (Loss), Net of Tax—The components of AOCI at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010

Currency translation adjustments	$50,172	$26,434
Interest rate hedge	(4,347)	(4,611)
Employee benefit plans	(59,732)	(56,595)

Total AOCI	(13,907)	(34,772)
Less amount attributable to noncontrolling interests	269	251

Total Lazard Group AOCI	$(14,176)	$(35,023)

Noncontrolling Interests—Noncontrolling interests principally represent interests held in (i) Edgewater’s management vehicles that the Company is deemed to control, but does not own, and (ii) various LAM-related GP interests which are deemed to be controlled by the Company.

The tables below summarize net income (loss) attributable to noncontrolling interests for the three month periods ended March 31, 2011 and 2010 and noncontrolling interests as of March 31, 2011 and December 31, 2010 in the Company’s condensed consolidated financial statements:

	Net Income (Loss) Attributable To Noncontrolling Interests Three Months Ended March 31,
	2011	2010
Edgewater	$1,023	$2,607
LAM GPs	172	(130)
Other	47	(119)

Total	$1,242	$2,358

	Noncontrolling Interests As Of
	March 31, 2011	December 31, 2010
Edgewater	$110,605	$111,289
LAM GPs	9,049	8,219
Other	1,437	1,374

Total	$121,091	$120,882

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

13.    INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2005 Plan and 2008 Plan, and activity with respect thereto during the three month periods ended March 31, 2011 and 2010, is presented below.

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

In addition to the shares available under the 2005 Plan, additional shares of Class A common stock are available under the 2008 Plan. The maximum number of shares available under the 2008 Plan is based on a formula that limits the aggregate number of shares that may, at any time, be subject to awards that are considered “outstanding” under the 2008 Plan to 30% of the then-outstanding shares of Class A common stock (treating, for this purpose, the then-outstanding exchangeable interests of LAZ-MD Holdings on a “fully-exchanged” basis as described in the 2008 Plan).

Restricted and Deferred Stock Units

RSUs require future service as a condition for the delivery of the underlying shares of Class A common stock (unless the recipient is then eligible for retirement under the Company’s retirement policy) and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. The grant date fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods. Expense relating to RSUs was as follows within the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
	2011	2010
Compensation and benefits (*)	$84,858	$103,813
Restructuring	–	46,880

Total	$84,858	$150,693

(*)	Includes, during the three month period ended March 31, 2010, $24,860 relating to the amendment of the Company’s retirement policy (described below).

RSUs issued subsequent to December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the three month periods ended March 31, 2011 and 2010, dividend participation rights required the issuance of 60,223 and 72,335 RSUs, respectively.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Non-Executive members of the Board of Directors of Lazard Group (who are also the same Non-Executive Directors of Lazard Ltd) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs. There were no such DSUs granted during the three month periods ended March 31, 2011 and 2010. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into Class A common stock at the time of cessation of service to the Board. The DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock, and resulted in nominal cash payments for the three month periods ended March 31, 2011 and 2010.

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the 2005 Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. During the three month periods ended March 31, 2011 and 2010, 1,249 and 2,131 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, which, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan, totaled $28 and $38 during the three month periods ended March 31, 2011 and 2010, respectively.

The following is a summary of activity relating to RSUs and DSUs during the three month periods ended March 31, 2011 and 2010:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Balance, January 1, 2011	22,108,635	$35.67	121,737	$34.46
Granted (including 60,223 RSUs relating to dividend participation)	6,038,286	$45.12	1,249	$45.55
Forfeited	(122,774)	$38.24	–	–
Vested	(6,678,444)	$39.45	–	–

Balance, March 31, 2011	21,345,703	$37.15	122,986	$34.57

Balance, January 1, 2010	23,367,813	$37.01	103,146	$35.75
Granted (including 72,335 RSUs relating to dividend participation)	6,612,812	$36.10	2,131	$35.92
Forfeited	(175,734)	$35.96	–	–
Vested	(5,767,912)	$40.50	–	–

Balance, March 31, 2010	24,036,979	$35.94	105,277	$35.76

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

During the three month periods ended March 31, 2011 and 2010, 6,678,444 RSUs and 5,767,912 RSUs vested, respectively. In connection with such vested RSUs, the Company satisfied certain employees’ tax obligations in lieu of issuing 1,947,471 and 893,594 shares of Class A common stock in the three month periods ended March 31, 2011 and 2010, respectively. Accordingly, 4,730,973 and 4,874,318 shares of Class A common stock held by Lazard Group were delivered during the three month periods ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $390,000, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.9 years subsequent to March 31, 2011. The ultimate amount of such expense is dependent upon the actual number of RSUs that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein.

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock during the three month period ended March 31, 2011:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2011	95,332	$37.63
Granted	183,422	$45.26
Vested	(183,422)	$45.26

Balance, March 31, 2011	95,332	$37.63

During the three month period ended March 31, 2011, 183,422 shares of restricted Class A common stock vested. In connection with such vested shares of restricted Class A common stock, the Company satisfied certain employees’ tax obligations in lieu of delivering 25,220 shares of Class A common stock by Lazard Group. Accordingly, 158,202 shares of Class A common stock held by Lazard Group were delivered during the three month period ended March 31, 2011.

Expense relating to restricted stock awards is charged to “compensation and benefits” expense within the Company’s consolidated statements of operations, and amounted to $8,643 for the three month period ended March 31, 2011 (there were no restricted stock awards granted or outstanding during the three month period ended March 31, 2010). The awards include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At March 31, 2011, unrecognized restricted stock expense was approximately $2,000, with such expense to be recognized over a weighted average period of approximately 1.5 years subsequent to March 31, 2011.

Other Incentive Awards

In February 2011, the Company granted to eligible employees actual or notional interests in several Lazard managed investment funds (“Lazard Fund Interests”) which had an aggregate fair value on the date of grant of approximately $26,000, with such aggregate fair values excluding potential forfeitures.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The Lazard Fund Interests granted provide for one-third vesting on March 1, 2013 and two-thirds vesting on March 3, 2014. Compensation expense with respect to the Lazard Fund Interests amounted to $2,641 in the three month period ended March 31, 2011, and is being recognized over the vesting period, with an offset recorded as an incentive compensation liability, the ultimate value of which will vary based on the then vested value of the underlying Lazard Fund Interests, with such compensation expense to be recognized over a weighted average period of approximately 2.6 years subsequent to March 31, 2011.

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

Employer Contributions to Pension Plans—In accordance with agreements reached with the Trustees of certain U.K. pension plans in 2005, the Company was obligated to make further contributions to such pension plans based upon the cumulative performance of the plans’ assets against specific benchmarks as measured on June 1, 2009 (the “measurement date”) and subsequently remeasured on June 1, 2010 (the “remeasurement date”). As of December 31, 2009, the obligation related to the cumulative underperformance of the plans’ assets (the “underperformance obligation”) was payable in equal monthly installments through May 2013. During the year ended December 31, 2010, the Company contributed approximately $8,600 to settle the plans’ underperformance obligation in full.

In addition, on June 30, 2009 the Company and Trustees concluded the December 31, 2007 triennial valuation of the U.K. pension plans discussed above, pursuant to which: (i) the Company agreed to contribute, in addition to amounts to cover administrative expenses under the plans, 2.3 million British pounds ($3,698 at March 31, 2011 exchange rates), during each year from 2011 to 2018 inclusive, subject to adjustment resulting from the December 31, 2010 triennial valuation, which the Company expects to have concluded prior to the contribution payment scheduled for 2011, and (ii) to secure the Company’s obligations thereunder, on July 15, 2009 the Company placed in escrow 12.5 million British pounds, with a final redemption date of December 31, 2018. This amount is subject to adjustment based on the results of the December 31, 2010 triennial valuation and subsequent triennial valuations. The aggregate escrow balance has been recorded in “cash deposited with clearing organizations and other segregated cash” and “investments”, respectively, on the accompanying condensed consolidated statements of financial condition. Income on the escrow balance accretes to the Company and is recorded in interest income.

During the three month period ended March 31, 2011, no contribution to these U.K. pension plans was required, and no contributions were required to be made to other pension plans.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following table summarizes the components of total benefit cost (credit) for the three month periods ended March 31, 2011 and 2010:

	Pension Plans		Post-Retirement Medical Plans
	Three Months Ended March 31,
	2011	2010	2011	2010
Components of Net Periodic Benefit Cost (Credit):
Service cost	$ 163	$ 348	$15	$ 18
Interest cost	7,067	7,085	70	73
Expected return on plan assets	(7,622)	(7,373)	–	–
Amortization of:
Prior service cost (credit)	740	751	–	(256)
Net actuarial loss	63	201	–	–

Net periodic benefit cost (credit)	$ 411	$ 1,012	$85	$(165)

15.    RESTRUCTURING PLANS

In the first quarter of 2010, the Company announced a restructuring plan which included certain staff reductions and realignments of personnel (the “2010 Restructuring Plan”). In connection with the 2010 Restructuring Plan, the Company recorded a charge in the first quarter of 2010 of $87,108, inclusive of $46,880 relating to the acceleration of RSUs (in aggregate, the “2010 Restructuring Charge”).

The 2010 Restructuring Charge primarily consisted of compensation-related expenses, including the acceleration of unrecognized expenses pertaining to RSUs previously granted to individuals who were terminated pursuant to the restructuring, severance and benefit payments and other costs. As of March 31, 2011 and December 31, 2010, the remaining liability associated with the 2010 Restructuring Plan was $13,145 and $21,381, respectively. In the first quarter of 2009 the Company also announced a restructuring plan (the “2009 Restructuring Plan”). As of March 31, 2011 and December 31, 2010, the remaining liability associated with the 2009 Restructuring Plan was $5,128 and $5,427, respectively. During the three month period ended March 31, 2011, other than cash payments of $8,236 and $299 for the 2010 Restructuring Plan and the 2009 Restructuring Plan, respectively, there were no adjustments to the amounts relating to the 2010 and 2009 Restructuring Plans. Liabilities relating to the 2010 and 2009 Restructuring Plans are reported within “accrued compensation and benefits” and “other liabilities” on the accompanying condensed consolidated statements of financial condition.

16.    INCOME TAXES

Although a portion of Lazard Group’s income is subject to U.S. federal income taxes, Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income from its U.S. operations is generally not subject to U.S. federal income taxes because such income is attributable to the partners. In addition, Lazard Group is subject to New York City Unincorporated Business Tax (“UBT”), which is attributable to Lazard Group’s operations apportioned to New York City. UBT is incremental to the U.S. federal statutory tax rate. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes.

The Company recorded income tax provisions of $10,389 and $5,540 for the three month periods ended March 31, 2011 and 2010, respectively, representing effective tax rates of 14.1% and (16.0)%, respectively. The

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

difference between the U.S. federal statutory rate of 35.0% and the effective tax rates described above principally relates to (i) Lazard Group primarily operating as a limited liability company in the U.S. and (ii) U.S. state and local taxes (primarily UBT), which are incremental to the U.S. federal statutory tax rate.

17.    RELATED PARTIES

Amounts receivable from, and payable to, related parties as of March 31, 2011 and December 31, 2010 are set forth below:

	March 31, 2011	December 31, 2010
Receivables
LFCM Holdings	$11,714	$24,785
Lazard Ltd Subsidiaries	151,807	178,042
Other	486	89

Total	$164,007	$202,916

Payables
LFCM Holdings	$31	$458
Lazard Ltd Subsidiaries	244,803	243,735

Total	$244,834	$244,193

LFCM Holdings

LFCM Holdings owns and operates the capital markets business and fund management activities, as well as other specified non-operating assets and liabilities, that were transferred to it by Lazard Group (referred to as the “separated businesses”) in May 2005 and is owned by various current and former working members, including certain of Lazard’s current and former managing directors (which also include our executive officers) who were also members of LAZ-MD Holdings. In addition to the master separation agreement, which effected the separation and recapitalization that occurred in May 2005, LFCM Holdings entered into certain agreements that addressed various business matters associated with the separation, including agreements related to administrative and support services (the “administrative services agreement”), employee benefits, insurance matters and licensing. In addition, LFCM Holdings and Lazard Group entered into a business alliance agreement. Certain of these agreements are described in more detail in the Company’s Form 10-K.

For the three month periods ended March 31, 2011 and 2010, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $614 and $546, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $6,947 and $3,345, respectively. Amounts relating to the administrative services agreement are reported as reductions to operating expenses. Net referral fees for underwriting transactions under the business alliance agreement are reported in “revenue-other”. Net referral fees for private placement, M&A and restructuring transactions under the business alliance agreement are reported in advisory fee revenue.

Receivables from LFCM Holdings and its subsidiaries as of March 31, 2011 and December 31, 2010 primarily include $1,721 and $12,775, respectively, related to administrative and support services and reimbursement of expenses incurred on behalf of LFCM Holdings, and $9,473 and $11,413, respectively, related to

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

referral fees for underwriting and private placement transactions. Payables to LFCM Holdings and its subsidiaries at March 31, 2011 and December 31, 2010 relate principally to referral fees for Financial Advisory transactions.

Lazard Ltd Subsidiaries

Lazard Group’s receivables from subsidiaries of Lazard Ltd at March 31, 2011 and December 31, 2010 include interest-bearing loans of $150,326 and $148,488, respectively, including accrued interest thereon. Interest income relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $1,839 and $809 for the three month periods ended March 31, 2011 and 2010, respectively. In addition, at December 31, 2010, Lazard Group had a receivable of $29,271 from Lazard Ltd subsidiaries relating to Lazard Group’s sale of certain investments to a Lazard Ltd subsidiary, which was settled in cash in the first quarter of 2011.

As of March 31, 2011 and December 31, 2010, Lazard Group’s payables to subsidiaries of Lazard Ltd included $64,305 related to the LAM Merger (see Note 7 of Notes to Condensed Consolidated Financial Statements), as well as payables at March 31, 2011 and December 31, 2010 aggregating $60,190, in connection with Lazard Group’s business acquisitions, and with respect to Lazard Ltd’s acquisition of a business and subsequent contribution of such business to Lazard Group (see Note 8 of Notes to Condensed Consolidated Financial Statements). In addition, as of March 31, 2011 and December 31, 2010, Lazard Group’s payables to subsidiaries of Lazard Ltd include interest-bearing loans, plus accrued interest thereon, of $120,248 and $119,240, respectively. Interest expense relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $1,006 and $1,125 for the three month periods ended March 31, 2011 and 2010, respectively.

LAZ-MD Holdings

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the three month periods ended March 31, 2011 and 2010, such charges amounted to $188 for each period.

18.    REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. At March 31, 2011, LFNY’s regulatory net capital was $80,530, which exceeded the minimum requirement by $71,797.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Services Authority. At March 31, 2011, the aggregate regulatory net capital of the U.K. Subsidiaries was $132,628, which exceeded the minimum requirement by $87,031.

CFLF, through which non-corporate finance advisory activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel for its banking activities conducted through its subsidiary, LFB.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), are subject to regulation and supervision by the Autorité des Marchés Financiers. At March 31, 2011, the consolidated regulatory net capital of CFLF was $191,216, which exceeded the minimum requirement set for regulatory capital levels by $87,256.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At March 31, 2011, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $94,120, which exceeded the minimum required capital by $70,164.

At March 31, 2011, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

Lazard Ltd is currently subject to supervision by the SEC as a Supervised Investment Bank Holding Company (“SIBHC”). As a SIBHC, Lazard Ltd is subject to group-wide supervision, which requires it to compute allowable capital and risk allowances on a consolidated basis. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), provides for the elimination of the SEC’s SIBHC program on July 21, 2011. Following this elimination, we will be required to be regulated by another regulatory body, either in the U.S. or Europe, pursuant to relevant rules in Europe. The Dodd-Frank Act allows certain securities holding companies seeking consolidated supervision to elect to be regulated by the Board of Governors of the Federal Reserve. The Dodd-Frank Act could have other effects on us, which we are currently in the process of examining, including the impact of the elimination of the SIBHC program and the effects of various new regulations mandated by the Dodd-Frank Act.

19.    SEGMENT INFORMATION

The Company’s reportable segments offer different products and services and are managed separately as different levels and types of expertise are required to effectively manage the segments’ transactions. Each segment is reviewed to determine the allocation of resources and to assess its performance. The Company’s principal operating activities are included in the two business segments as described in Note 1 above – Financial Advisory and Asset Management. In addition, as described in Note 1 above, the Company records selected other activities in its Corporate segment.

The Company’s segment information for the three month periods ended March 31, 2011 and 2010 is prepared using the following methodology:

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

Management evaluates segment results based on net revenue and operating income and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended March 31,
		2011	2010
Financial Advisory
	Net Revenue	$228,845	$268,496
	Operating Expenses	213,566	237,800

	Operating Income (a)	$15,279	$30,696

Asset Management
	Net Revenue	$226,853	$187,753
	Operating Expenses	149,204	129,440

	Operating Income (a)	$77,649	$58,313

Corporate
	Net Revenue	$(17,485)	$(18,302)
	Operating Expenses	1,547	105,255

	Operating Loss (a)	$(19,032)	$(123,557)

Total
	Net Revenue	$438,213	$437,947
	Operating Expenses	364,317	472,495

	Operating Income (Loss) (a)	$73,896	$(34,548)

	As Of
	March 31, 2011	December 31, 2010
Total Assets
Financial Advisory	$757,932	$799,090
Asset Management	650,956	687,323
Corporate	1,665,787	1,849,871

Total	$3,074,675	$3,336,284

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

(a)	Operating income (loss) for the three month period ended March 31, 2010 was significantly impacted by certain charges. Such impact, including the amounts attributable to each of the Company’s business segments, is described in the table below:

Financial Advisory
Operating income, as reported above	$30,696
Special item:
Acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards	19,571

Operating income, excluding impact of special item	$50,267

Asset Management
Operating income, as reported above	$58,313
Special item:
Acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards	2,902

Operating income, excluding impact of special item	$61,215

Corporate
Operating loss, as reported above	$(123,557)
Special items:
Restructuring expense	87,108
Acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards	2,387

Operating loss, excluding impact of special items	$(34,062)

Consolidated
Operating loss, as reported above	$(34,548)
Special items:
Restructuring expense	87,108
Acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards	24,860

Operating income, excluding impact of special items	$77,420

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Group’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”). All references to “2011”, “2010”, “first quarter” or “the period” refer to, as the context requires, the three month periods ended March 31, 2011 and March 31, 2010.

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

Lazard invests, or may invest its own capital usually alongside capital of qualified institutional and individual investors in alternative investments or private equity investments and, since 2005, we have engaged in a number of alternative investments and private equity activities, including private equity investments in

Corporate Partners II Limited (“CP II”) and Lazard Senior Housing Partners LP (“Senior Housing”), consistent with our obligations to LFCM Holdings LLC (“LFCM Holdings”) and through The Edgewater Funds (“Edgewater”), our Chicago-based private equity firm (see Note 8 of Notes to Condensed Consolidated Financial Statements). We continue to explore and discuss opportunities to expand the scope of our alternative investment and private equity activities in Europe, the U.S. and elsewhere. These opportunities could include internal growth of new funds and direct investments by us, partnerships or strategic relationships, investments with third parties or acquisitions of existing funds or management companies. Also, consistent with our obligations to LFCM Holdings, we may explore discrete capital markets opportunities.

The Company’s consolidated net revenue was derived from the following segments:

	Three Months Ended March 31,
	2011	2010
Financial Advisory	52%	61%
Asset Management	52	43
Corporate	(4)	(4)

Total	100%	100%

Business Environment

Economic and global financial market conditions can materially affect our financial performance. As described above, the Company’s principal sources of revenue are derived from activities in our Financial Advisory and Asset Management business segments. As our Financial Advisory revenues are for the most part dependent on the successful completion of merger, acquisition, restructuring or similar transactions, and our Asset Management revenues are primarily driven by the levels of AUM, weak economic and global financial market conditions can result in a challenging business environment for M&A and fundraising activity as well as our Asset Management business, but may provide opportunities for our restructuring business, which tends to be counter-cyclical.

Global market performance, capital-raising and M&A activity were mixed during the first quarter of 2011. In the early part of the quarter, global markets showed overall strength on expectations of continued growth in corporate profits. However, the month of March was volatile, as unrest in the Middle East as well as the impact of the earthquake and nuclear disaster in Japan resulted in a degree of uncertainty in the equity and commodity markets. By the end of March, the global markets showed resiliency and recaptured earlier month losses. Also, capital-raising and M&A activity slowed as companies evaluated the implications of the Japanese disaster, but strengthened significantly by the end of March and early April as a number of high value M&A transactions were announced. Restructuring activity continued at low levels due to the decline in corporate defaults.

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

Financial Advisory

As shown in the following table, the value of global completed and announced M&A transactions increased significantly during the first quarter of 2011, albeit with a lower number of transactions, as compared to the corresponding prior year period. Announced trans-atlantic transactions increased both in value and number, while the value of completed trans-atlantic transactions declined, and the number of transactions remained substantially unchanged versus the corresponding prior period.

	Three Months Ended March 31,
	2011	2010	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
Global:
Value	$567	$412	38%
Number	6,954	7,916	(12)%
Trans-Atlantic:
Value	$19	$34	(44)%
Number	295	294	0%
Announced M&A Transactions:
Global:
Value	$644	$510	26%
Number	9,736	10,046	(3)%
Trans-Atlantic:
Value	$63	$39	62%
Number	360	329	9%

Source:	Thomson Financial as of April 11, 2011.

We continue to believe that we are relatively well positioned as our clients refinance, restructure and reposition their asset portfolios for growth.

Global restructuring activity during the 2011 period decreased from the corresponding prior year quarter due to the decelerating pace of corporate debt defaults. According to Moody’s Investors Service, Inc., in the first quarter of 2011, a total of 8 issuers defaulted as compared to 17 in the first quarter of 2010. We believe however that the number and value of corporate defaults for the full year of 2011 will be lower as compared to 2010, but due to our Restructuring assignments currently in progress, we expect that our Restructuring business will remain active, albeit at a lower level as compared to the prior year, from advising companies on matters relating to debt and financing restructuring and other on- and off-balance sheet assignments. Our Restructuring assignments are generally executed over a six- to eighteen-month period.

Our Private Fund Advisory Group, which is part of our Financial Advisory segment and is conducted in the U.S. through Lazard Freres & Co. LLC (“LFNY”), an SEC-registered broker-dealer and municipal advisor and member of the Financial Industry Regulatory Authority (“FINRA”) and the Municipal Securities Rulemaking Board (the “MSRB”), acts as placement agent for investment funds, including investment funds that have historically received capital from certain public pension funds. In April 2009, governmental officials in New York announced a new policy banning the use of placement agents by funds seeking investment contributions from the New York State and New York City public pension funds. The use of placement agents has also been prohibited or otherwise restricted with respect to investments by public pension funds in Illinois, Ohio, California and New Mexico, and similar measures are being considered or have been implemented in other jurisdictions. On June 30, 2010, the SEC approved a rule that, among other things, will prohibit investment advisors from paying a third-party placement agent for soliciting investment advisory business from a U.S. governmental entity, unless the placement agent is (i) an SEC-registered investment advisor or (ii) an SEC-registered broker-dealer that is a member of FINRA and thus subject to FINRA’s forthcoming “pay-to-play” rule. On November 19, 2010, the SEC released a proposed amendment to that rule that, if approved, will prohibit investment advisors from paying a third-party placement agent for soliciting investment advisory business from a U.S. governmental entity, unless the placement agent is a “municipal advisor” that is registered with the SEC under Section 15B of the Securities Exchange Act of 1934, as amended, and subject to the “pay-to-play” rules that will be adopted by the MSRB. We are continuing to evaluate the potential impact of state, local and other restrictions on our Private Fund Advisory business.

Asset Management

As shown in the table below, major global market indices at March 31, 2011 increased modestly in most markets as compared to such indices at December 31, 2010 and increased more significantly as compared to March 31, 2010.

	Percentage Change March 31, 2011 vs.
	December 31, 2010	March 31, 2010
MSCI World Index	4%	11%
CAC 40	5%	0%
DAX	2%	14%
FTSE 100	0%	4%
TOPIX 100	(4)%	(13)%
MSCI Emerging Market	2%	16%
Dow Jones Industrial Average	6%	14%
NASDAQ	5%	16%
S&P 500	5%	13%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM. Accordingly, since market movements and foreign currency volatility impact the level of our AUM, such items will impact the level of revenues we receive from our Asset Management business. A substantial portion of our AUM is invested in equities, and market movements reflected in the changes in Lazard’s AUM during the period generally corresponded to the changes in global market indices. Our AUM at March 31, 2011 increased 3% versus AUM at December 31, 2010, with average AUM for the first quarter of 2011 increasing 19% as compared to our average AUM for the first quarter of 2010, reflecting significant market appreciation as well as net inflows in the nine month period ended December 31, 2010, and, to a lesser extent, during the first quarter of 2011. Such increased AUM contributed to significantly higher management fee revenues in the 2011 period.

Financial Statement Overview

Net Revenue

The majority of Lazard’s Financial Advisory net revenue is earned from the successful completion of M&A transactions, strategic advisory matters, restructuring and capital structure advisory services, capital raising and similar transactions. The main drivers of Financial Advisory net revenue are overall M&A activity, the level of corporate debt defaults and the environment for capital raising activities, particularly in the industries and geographic markets in which Lazard focuses. In some client engagements, often those involving financially distressed companies, revenue is earned in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment and are not necessarily linked to the completion of a transaction. In addition, Lazard also earns fees from providing strategic advice to clients, with such fees not being dependent on a specific transaction, and may also earn fees from public and private securities offerings for referring opportunities to LFCM Holdings for underwriting and distribution of securities. Significant fluctuations in Financial Advisory net revenue can occur over the course of any given year, because a significant portion of such net revenue is earned upon the successful completion of a transaction, restructuring or capital raising activity, the timing of which is uncertain and is not subject to Lazard’s control.

Lazard’s Asset Management segment principally includes LAM, Lazard Frères Gestion SAS (“LFG”), Edgewater and Lazard Wealth Management LLC. Asset Management net revenue is derived from fees for investment management and advisory services provided to institutional and private clients. The main driver of Asset Management net revenue is the level of AUM, which is influenced by Lazard’s investment performance, its ability to successfully attract and retain assets, the broader performance of the global equity markets and, to a lesser extent, fixed income markets. As a result, fluctuations in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. Asset Management fees are generally based on the level of AUM measured daily, monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations, currency fluctuations, net client asset flows or otherwise, will result in a corresponding increase or decrease in management fees. The majority of our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In addition, as Lazard’s AUM includes significant amounts of assets that are denominated in currencies other than U.S. dollars, changes in the value of the U.S. dollar relative to foreign currencies will impact the value of Lazard’s AUM. Fees vary with the type of assets managed and the vehicle in which they are managed, with higher fees earned on equity assets, alternative investments (such as hedge funds) and private equity investments, and lower fees earned on fixed income and cash management products.

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

Corporate segment net revenue consists primarily of interest income and interest expense, including amounts earned at LFB, investment gains and losses on the Company’s “seed investments” in LAM equity funds and principal investments in equities and alternative investment funds, investments at LFB, and “equity method” investments. Corporate net revenue can fluctuate due to changes in the fair value of investments classified as “trading”, and with respect to “available-for-sale” investments, when realized, or, with respect to “available-for-sale” and “held-to-maturity” investments, when a decline is determined to be other than temporary, as well as due to changes in interest and currency exchange rates and in the levels of cash, investments and indebtedness. As of December 31, 2010, the Company no longer holds “available-for-sale” or “held-to-maturity” investments.

Although Corporate segment net revenue during the year ended the 2011 period represented (4)% of Lazard’s net revenue, total assets in Corporate represented 54% of Lazard’s consolidated total assets as of March 31, 2011, which is attributable to assets associated with LFB, investments in government bonds, fixed income funds, LAM-managed funds and other securities, private equity investments and cash.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for employees and managing directors. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of (a) share-based incentive compensation under the Lazard Ltd 2005 Equity Incentive Plan (“2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”) and (b) Lazard Fund Interests, with such aggregate amortization generally determined on a straight-line basis over the applicable vesting periods, and not on the basis of revenue recognition (see Note 13 of Notes to Condensed Consolidated Financial Statements) and (iii) a provision for discretionary bonuses and profit pools. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our operating and financial performance, staffing levels, competitive pay conditions, the nature of revenues earned, as well as the mix between current and deferred compensation. Our compensation expense-to-operating revenue ratio for the 2011 and 2010 periods was 58.9% and 60.2%, respectively (with such ratios excluding in 2010, the compensation charge of approximately $25 million in connection with the accelerated vesting of share-based incentive awards related to the Company’s change in retirement policy).

Lazard’s operating expenses also include “non-compensation expense” (which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services and other expenses), amortization of intangible assets related to acquisitions and, in 2010, restructuring expense. Amortization of intangible assets relates primarily to the acquisition of Edgewater. Restructuring expense relates to certain staff reductions and realignment of personnel in the first quarter of 2010, and includes severance and related benefits expense, the acceleration of unrecognized expense pertaining to restricted stock unit awards denominated in shares of Lazard Ltd Class A common stock (“RSUs”) previously granted to individuals who were terminated and certain other costs related to these initiatives.

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

Noncontrolling Interests

Noncontrolling interests primarily relate to the charge (credit) attributable to Edgewater and various LAM-related general partnership interests (“GPs”) in limited partnerships held directly by certain of our LAM managing directors. See Note 12 of Notes to Condensed Consolidated Financial Statements for information regarding the Company’s noncontrolling interests.

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

During the 2010 period, the Company reported certain charges (the “2010 special items”), that adversely impacted operating results for that period. The impact of such special items on the Company’s condensed consolidated statements of operations is described in more detail in the table below. There were no special items recorded in the 2011 period.

	Three Months Ended March 31, 2010
	Restructuring (a)	RSU Retirement Amendment (b)	Total
	($ in thousands)
Compensation		$24,860	$24,860
Restructuring	$87,108		87,108

Operating Loss	(87,108)	(24,860)	(111,968)
Income Tax Benefit	5,680	1,363	7,043

Net Loss Attributable to Lazard Group	$(81,428)	$(23,497)	$(104,925)

(a)	Restructuring plan announced in the first quarter of 2010.
(b)	Accelerated amortization expense recognized in connection with the vesting of share-based incentive awards related to the amendment of the Company’s retirement policy.

A discussion of the Company’s consolidated results of operations for the 2011 and 2010 periods is set forth below, followed by a more detailed discussion of business segment results. For comparability purposes in the discussion that follows, the results for 2010 are shown in the table below, on both an “as reported” U.S. GAAP and “excluding special items” non-U.S. GAAP basis that management believes provides the most meaningful comparison between historical, present and future periods. There were no special items in the 2011 period.

	Three Months Ended March 31,
	2011	2010
	U.S. GAAP As Reported	U.S. GAAP As Reported	Impact of Special Items (a)	Non-U.S. GAAP Excluding Special Items (b)
	($ in thousands)

Net Revenue	$438,213	$437,947		$437,947

Operating Expenses:
Compensation and benefits	269,996	300,375	$24,860	275,515
Non-compensation expense	92,847	83,242		83,242
Amortization of intangible assets related to acquisitions	1,474	1,770		1,770
Restructuring	–	87,108	87,108	–

Total operating expenses	364,317	472,495		360,527

Operating Income (Loss)	73,896	(34,548)		77,420
Provision (benefit) for income taxes	10,389	5,540	(7,043)	12,583

Net Income (Loss)	63,507	(40,088)		64,837
Less – Net Income Attributable to Noncontrolling Interests	1,242	2,358		2,358

Net Income (Loss) Attributable to Lazard Group	$62,265	$(42,446)		$62,479

Operating Income (Loss), As A % Of Net Revenue	17%	(8)%		18%

(a)	Represents charges related to the previously described special items. See Notes 13, 15 and 19 of Notes to Condensed Consolidated Financial Statements.

The table below describes the components of operating revenue, a non-U.S. GAAP measure used by the Company to manage total compensation and benefits expense to managing directors and employees. Management believes operating revenue provides the most meaningful basis for comparison between present, historical and future periods.

	Three Months Ended March 31,
	2011	2010
	($ in thousands)
Operating revenue
Total revenue	$462,537	$464,616
Add (deduct):
LFB interest expense (a)	(1,064)	(2,559)
Revenue related to noncontrolling interests (b)	(3,426)	(4,339)

Operating revenue	$458,047	$457,718

(a)	The interest expense incurred by LFB is reported as a charge in determining operating revenue because LFB is a commercial bank and we consider its interest expense to be a cost directly related to the revenues of its business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount. Further, such results are offset by a charge or credit to noncontrolling interests, as applicable.

Certain key ratios, statistics and headcount information for the 2011 and 2010 periods are set forth below:

	Three Months Ended March 31,
	2011	2010
As a % of Net Revenue, by Revenue Category:
Investment banking and other advisory fees	50%	62%
Money management fees	49	40
Interest income	1	1
Other	5	3
Interest expense	(5)	(6)

Net Revenue	100%	100%

	As Of
	March 31, 2011	December 31, 2010	March 31, 2010
Headcount:
Managing Directors:
Financial Advisory	140	129	145
Asset Management	68	64	64
Corporate	11	9	9
Other Employees:
Business segment professionals	999	999	975
All other professionals and support staff	1,136	1,131	1,099

Total	2,354	2,332	2,292

Operating Results

The Company’s quarterly revenue and profits can fluctuate materially depending on the number, size and timing of completed transactions on which it advised, as well as seasonality and other factors. Accordingly, the revenue and profits in any particular quarter may not be indicative of future results. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods. As reflected in the table of consolidated results of operations above, charges related to the 2010 special items had a significant impact on the Company’s reported operating results for the 2010 period. Lazard management believes that comparisons between periods are most meaningful after excluding the impact of such items.

Three Months Ended March 31, 2011 versus March 31, 2010

The Company reported net income attributable to Lazard Group of $62 million, as compared to a net loss of $42 million in the 2010 period. The Company’s results in the 2010 period were adversely affected by the 2010 special items, which served to increase the net loss attributable to Lazard Group in the 2010 period by $105 million. Excluding the after-tax impact of the 2010 special items, net income attributable to Lazard Group in the 2011 period was substantially unchanged as compared to the 2010 period. The changes in the Company’s operating results during these periods are described below.

Net and operating revenue remained substantially unchanged, as compared to the 2010 period. Fees from investment banking and other advisory activities declined $49 million, or 18%, and were principally driven by a decline in Restructuring fee revenues, partially offset by increases in M&A and Strategic Advisory and Capital Markets & Other revenues. The decline in Restructuring revenue reflects a reduction in restructuring activity as the economy improved and the number of corporate debt defaults declined. Money management fees, including incentive fees, increased $38 million, or 21%, principally due to a $26 billion, or 19%, increase in average AUM for the 2011 period, which resulted from market appreciation and net inflows during the last twelve months, and a favorable change in the mix of AUM into higher margin equity products, partially offset by lower incentive fees earned in the 2011 period. Other revenue increased $10 million, or 79%, primarily due to a $5 million increase in underwriting fees, with the balance due to foreign exchange gains, as compared to losses in the 2010 period, and higher commission revenue. Interest expense decreased $2 million, or 9%.

Compensation and benefits expense was $270 million as compared to $300 million in the 2010 period. When excluding the 2010 special item of $25 million, compensation and benefits expense declined $6 million, or 2%. Compensation and benefits expense, excluding the 2010 special item, was 58.9% and 60.2% of operating revenue for 2011 and 2010 periods, respectively.

Non-compensation expense increased $10 million, or 12%. The increase in non-compensation expense was primarily due to increases in expenses in our Asset Management segment, principally relating to fund administration expenses and business development expenses for travel and market related data due to the increased level of business activity and AUM, as well as increased technology-related costs. Also contributing to the increase were higher industry-wide fees assessed by the U.K. regulators. The ratio of non-compensation expense to operating revenue was 20.3%, as compared to 18.2% of operating revenue for the 2010 period.

Amortization of intangible assets remained substantially unchanged as compared to the 2010 period.

In the first quarter of 2010, the Company announced plans to reduce certain staff and realign personnel. As a result, the 2010 special items include a restructuring charge of $87 million in connection with severance and benefit payments, the acceleration of unrecognized expense pertaining to share-based incentive compensation previously granted to individuals who were terminated and certain other costs related to the restructuring initiatives.

Operating income was $74 million, an increase of $109 million, as compared to an operating loss of $35 million in the 2010 period (with such latter amount including the impact of the 2010 special items) and, as a percentage of net revenue, was 17% as compared to (8)% in the 2010 period. Excluding the impact of the 2010 special items, operating income in the 2011 period decreased $4 million, or 5%, as compared to operating income of $77 million in the 2010 period, and, as a percentage of net revenue, was 17%, as compared to 18% in the 2010 period.

The provision for income taxes was $10 million, an increase of $5 million as compared to the 2010 period. When excluding the tax benefit of $7 million related to the 2010 special items, the income tax provision in the 2011 period decreased by $2 million as compared to the 2010 period.

Net income attributable to noncontrolling interests decreased $1 million as compared to the 2010 period.

Business Segments

The following is a discussion of net revenue and operating income for the Company’s business segments - Financial Advisory, Asset Management and Corporate. Each segment’s operating expenses include (i) compensation and benefits expenses that are incurred directly in support of the segment and (ii) other operating expenses, which include directly incurred expenses for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourcing, and indirect support costs (including compensation and benefits expense and other operating expenses related thereto) for administrative services. Such administrative services include, but are not limited to, accounting, tax, legal, facilities management and senior management activities. Such support costs are allocated to the relevant segments based on various statistical drivers such as, among other items, headcount, square footage and transactional volume. As reflected in the tables below, each segment’s operating results for the 2010 period are presented, as applicable, on an “as reported” and “excluding special items” basis (see Note 19 of Notes to Condensed Consolidated Financial Statements).

Financial Advisory

The following table summarizes the operating results of the Financial Advisory segment for the 2011 and 2010 periods. Operating results for 2010 are shown before and after the charge attributable to the Financial Advisory segment related to the 2010 special item.

	Three Months Ended March 31,
	2011	2010
	U.S. GAAP As Reported	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)
	($ in thousands)
M&A and Strategic Advisory	$163,752	$147,557		$147,557
Restructuring	35,557	100,188		100,188
Capital Markets and Other Advisory	29,536	20,751		20,751

Net Revenue	228,845	268,496		268,496
Operating Expenses (c)	213,566	237,800	$19,571	218,229

Operating Income	$15,279	$30,696		$50,267

Operating Income, As A Percentage Of Net Revenue	7%	11%		19%

	As Of
	March 31, 2011	December 31, 2010	March 31, 2010
Headcount (d):
Managing Directors	140	129	145
Other Employees:
Business segment professionals	669	673	671
All other professionals and support staff	227	222	215

Total	1,036	1,024	1,031

(a)	Represents the portion of the 2010 special item attributable to the Financial Advisory segment (see Note 19 of Notes to Condensed Consolidated Financial Statements).
(b)	A non-U.S. GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.
(c)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(d)	Excludes headcount related to indirect support functions, with such headcount being included in the Corporate segment.

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

	Three Months Ended March 31,
	2011	2010
Lazard Statistics:
Number of Clients With Fees Greater than $1 million	39	33
Percentage of Total Financial Advisory Revenue from Top 10 Clients	32%	37%
Number of M&A Transactions Completed With Values Greater than $1 billion (a)	10	4

(a)	Source: Thomson Financial as of April 11, 2011.

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms and is based on the Lazard offices that generate Financial Advisory net revenue, which are located in the U.S., Europe (principally in the U.K., France, Italy, Spain and Germany) and the rest of the world (principally in Australia) and therefore may not be reflective of the geography in which the clients are located.

	Three Months Ended March 31,
	2011	2010
United States	48%	54%
Europe	41	44
Rest of World	11	2

Total	100%	100%

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

Three Months Ended March 31, 2011 versus March 31, 2010

Financial Advisory net revenue declined $40 million, or 15%, as compared to the 2010 period, reflecting a decline in Restructuring revenue of $65 million, or 65%, partially offset by an increase of $16 million, or 11%, in M&A and Strategic Advisory revenue and an increase of $9 million, or 42%, in Capital Markets and Other Advisory net revenue.

The increase in M&A and Strategic Advisory revenue was principally due to an increase in the number of clients with fees greater than $1 million. Our major clients, which in the aggregate represented a significant portion of our M&A and Strategic Advisory revenue for the first quarter of 2011, included AREVA, Caja Madrid, New South Wales Government, Progress Energy, Qwest Communications International, Rhein-Ruhr, Sigma Pharmaceuticals, Veolia Environnement and Wind Telecom.

Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings, distressed asset sales and advice on complex on- and off-balance sheet assignments. The decrease in Restructuring revenue was driven by a reduction in restructuring activity as the economy improved, resulting in a decline in the number of active assignments in the 2011 period as compared to the corresponding prior year period, and a corresponding decrease in success fees. Notable assignments completed in the first quarter of 2011 included Alinta Energy Group, Highland Hospitality, Consolis, iStar Financial and Sacyr-Vallehermoso.

The increase in Capital Markets and Other Advisory revenue principally reflected increased underwriting fees from public offerings and the value of fund closings by our Private Fund Advisory Group.

Operating expenses decreased $24 million, or 10%, as compared to the 2010 period. Excluding the impact of the 2010 special item attributable to the Financial Advisory segment, operating expenses decreased $5 million, or 2%. The principal contributor to the decrease was a decline in compensation expense, partially offset by higher costs related to travel and other business development expenses.

Financial Advisory operating income was $15 million, a decrease of $15 million, as compared to operating income of $30 million in the 2010 period (with such latter amount including the impact of the 2010 special item) and, as a percentage of net revenue, was 7% as compared to 11% in 2010. Excluding the impact of the 2010 special item, operating income in the 2011 period decreased $35 million, as compared to operating income of $50 million in the 2010 period, and, as a percentage of net revenue, was 7%, as compared to 19% in the 2010 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	March 31, 2011	December 31, 2010
	($ in millions)
AUM:
International Equities	$33,046	$32,037
Global Equities	79,863	77,965
U.S. Equities	22,840	21,298

Total Equities	135,749	131,300

European and International Fixed Income	12,380	12,249
Global Fixed Income	1,689	1,705
U.S. Fixed Income	3,186	3,190

Total Fixed Income	17,255	17,144

Alternative Investments	6,041	5,524
Private Equity	1,333	1,294
Cash Management	73	75

Total AUM	$160,451	$155,337

Average AUM for the 2011 and 2010 periods is set forth below. Average AUM is based on an average of quarterly ending balances for the respective periods.

	Three Months Ended March 31,
	2011	2010
	($ in millions)
Average AUM	$157,894	$132,256

Total AUM at March 31, 2011 increased $5 billion, or 3%, as compared to that at December 31, 2010. Average AUM for the 2011 period was 19% higher than the average AUM for the 2010 period, principally the result of market appreciation (which was generally consistent with the industry as a whole) and net inflows occurring during the nine month period ended December 31, 2010, and, to a lesser extent, during the first quarter of 2011. International, Global and U.S. equities represented 21%, 50% and 14% of total AUM at March 31, 2011, unchanged versus December 31, 2010.

As of March 31, 2011 and December 31, 2010, approximately 90% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and, as of such dates, 10% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

As of March 31, 2011, AUM denominated in foreign currencies represented approximately 46% of our total AUM, as compared to 45% at December 31, 2010. Foreign denominated AUM declines in value with the strengthening of the U.S. dollar and increases in value as the U.S. dollar weakens.

The following is a summary of changes in AUM for the 2011 and 2010 periods.

	Three Months Ended March 31,
	2011	2010
	($ in millions)
AUM—Beginning of Period	$155,337	$129,543
Net Flows(a)	695	2,967
Market and Foreign Exchange Appreciation	4,419	2,462

AUM—End of Period	$160,451	$134,972

(a)	Includes inflows of $5,813 and $9,006 and outflows of $5,118 and $6,039 for the 2011 and 2010 periods, respectively.

During the 2011 period, inflows were principally in Global Equities due to increased investments in existing accounts, as well as new accounts gained. Outflows in the 2011 period occurred primarily in Global and International Equity and certain Fixed Income products.

As of April 21, 2011, AUM was $164.5 billion, a $4.0 billion increase since March 31, 2011. The change in AUM was due to market/foreign exchange appreciation of $3.7 billion and net inflows of $0.3 billion. Market appreciation was approximately 2% of AUM since March 31, 2011, which was generally consistent with the increase in global market indices during that period.

The following table summarizes the operating results of the Asset Management segment. Operating results for the 2010 period are shown before and after the charge attributable to the Asset Management segment related to the 2010 special items.

	Three Months Ended March 31,
	2011	2010
	U.S. GAAP As Reported	U.S. GAAP As Reported	Impact of Special Item (a)	Non-U.S. GAAP Excluding Special Item (b)
	($ in thousands)
Revenue:
Management Fees	$206,768	$161,796		$161,796
Incentive Fees	5,146	13,787		13,787
Other Income	14,939	12,170		12,170

Net Revenue	226,853	187,753		187,753
Operating Expenses (c)	149,204	129,440	$2,902	126,538

Operating Income	$77,649	$58,313		$61,215

Operating Income, As A Percentage of Net Revenue	34%	31%		33%

	As Of
	March 31, 2011	December 31, 2010	March 31, 2010
Headcount(d):
Managing Directors	68	64	64
Other Employees:
Business segment professionals	318	315	294
All other professionals and support staff functions	298	297	276

Total	684	676	634

(a)	Represents the portion of the 2010 special item attributable to the Asset Management segment (see Note 19 of Notes to Condensed Consolidated Financial Statements).
(b)	A non-U.S. GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.
(c)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).
(d)	Excludes headcount related to indirect support functions, with such headcount being included in the Corporate segment.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended March 31,
	2011	2010
United States	62%	54%
Europe	28	35
Rest of World	10	11

Total	100%	100%

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

Three Months Ended March 31, 2011 versus March 31, 2010

Asset Management net revenue increased $39 million, or 21%, as compared to the 2010 period. Management fees increased $45 million, or 28%, as compared to the 2010 period, driven primarily by a 19% increase in average AUM. The increase in AUM was due largely to the increase in equity market indices since March 31, 2010, as well as net inflows since that date. In addition, and to a lesser extent, management fees increased during the 2011 period as a result of a favorable change in the mix of AUM into higher margin equity products. Incentive fees, consisting of traditional long-only investment strategies, decreased $9 million, or 63%, as compared to the 2010 period. Other revenue increased $3 million, or 23%, as compared to the 2010 period, principally due to increased investment and commission income.

Operating expenses increased $20 million, or 15%, as compared to the 2010 period. Excluding the impact of the 2010 special item attributable to the Asset Management segment, operating expenses increased $23 million, or 18%, principally due to higher compensation expense, as well as higher fees for fund administration and business development expenses for travel and market related data due to the increased level of business activity and AUM. Also contributing to the increase were higher industry-wide fees assessed by the U.K. regulators.

Asset Management operating income was $77 million, an increase of $19 million, as compared to operating income of $58 million in the 2010 period (with such latter amount including the impact of the 2010 special item) and, as a percentage of net revenue, was 34% as compared to 31% in 2010. Excluding the impact of the 2010 special item, operating income in the 2011 period increased $16 million, as compared to operating income of $61 million in the 2010 period, and, as a percentage of net revenue, was 34%, as compared to 33% in the 2010 period.

Corporate

The following table summarizes the results of the Corporate segment:

	Three Months Ended March 31,
	2011	2010
	U.S. GAAP As Reported	U.S. GAAP As Reported	Impact of Special Items (a)	Non- U.S. GAAP Excluding Special Items (b)
	($ in thousands)
Interest Income	$3,422	$5,289		$5,289
Interest Expense	(23,734)	(25,773)		(25,773)

Net Interest (Expense)	(20,312)	(20,484)		(20,484)
Other Revenue	2,827	2,182		2,182

Net Revenue (Expense)	(17,485)	(18,302)		(18,302)
Operating Expenses	1,547	105,255	$89,495	15,760

Operating Loss	$(19,032)	$(123,557)		$(34,062)

	As Of
	March 31, 2011	December 31, 2010	March 31, 2010
Headcount (c):
Managing Directors	11	9	9
Other Employees:
Business segment professionals	11	11	10
All other professionals and support staff	612	612	608

Total	634	632	627

(a)	Represents the portion of the 2010 special items attributable to the Corporate segment (see Note 19 of Notes to Condensed Consolidated Financial Statements).
(b)	A non-U.S. GAAP measure that management believes provides the most meaningful comparison between historical, present and future periods.
(c)	Includes headcount related to support functions.

Corporate Results of Operations

As reflected in the table of operating results of the Corporate segment above, the 2010 special items had a significant impact on the segment’s reported operating results for the 2010 period. Lazard management believes that comparisons between periods are most meaningful after excluding the impact of such items.

Three Months Ended March 31, 2011 versus March 31, 2010

Net interest expense and other revenue was substantially unchanged as compared to the 2010 period.

Operating expenses in the 2011 period decreased $104 million, or 99%, the principal portion of which related to the net impact in the prior year’s period of the 2010 special items attributable to the Corporate segment. When excluding the impact of the 2010 special items, operating expenses decreased $14 million, or 90%, principally due to a decline in compensation expense.

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

Summary of Cash Flows:

	Three Months Ended March 31,
	2011	2010
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income (loss)	$63.5	$(40.1)
Noncash charges (a)	107.5	160.8
Other operating activities (b)	(223.0)	(346.7)

Net cash used by operating activities	(52.0)	(226.0)

Investing activities (c)	(1.9)	77.0
Financing activities (d)	(132.0)	(47.7)
Effect of exchange rate changes	9.8	(11.7)

Net Decrease in Cash and Cash Equivalents	(176.1)	(208.4)
Cash and Cash Equivalents:
Beginning of Period	1,024.8	899.7

End of Period	$ 848.7	$691.3

(a) Consists of the following:

Depreciation and amortization of property	$5.9	$5.2
Amortization of deferred expenses, stock units and interest rate hedge	100.1	153.8
Amortization of intangible assets related to acquisitions	1.5	1.8

Total	$107.5	$160.8

(b)	Includes net changes in operating assets and liabilities.
(c)	Consists primarily of activity in the 2010 period relating to proceeds from sales and maturities of “available-for-sale” securities and in the distribution received relating to our equity method investment in Sapphire.
(d)	Primarily includes distributions to members and noncontrolling interest holders, settlements of vested RSUs, and purchases of shares of Class A common stock and common membership interests from LAZ-MD Holdings.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures and matters relating to liquidity and to compliance with regulatory net capital requirements. At March 31, 2011, Lazard had approximately $970 million of cash and liquid securities, including $32 million of U.S. Government debt and agencies securities and $89 million of investments in equity securities. We maintain lines of credit in excess of anticipated liquidity requirements. As of March 31, 2011, Lazard had approximately $298 million in unused lines of credit available to it, including a $150 million, three-year, senior revolving credit facility with a group of lenders that matures in April 2013 (the “Credit Facility”) (see “—Financing” below) and an aggregate of $125 million of unused lines of credit available to LFB and Edgewater. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

The Credit Facility contains customary terms and conditions, including limitations on consolidations, mergers, indebtedness and certain payments, as well as financial condition covenants relating to leverage and interest coverage ratios. Lazard Group’s obligations under the Credit Facility may be accelerated upon customary events of default, including non-payment of principal or interest, breaches of covenants, cross-defaults to other material debt, a change in control and specified bankruptcy events.

Financing

The table below sets forth our corporate indebtedness as of March 31, 2011 and December 31, 2010. The agreements with respect to this indebtedness are discussed in more detail in our consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

	Maturity Date	As of		Increase (Decrease)
		March 31, 2011	December 31, 2010
		($ in millions)
Senior Debt:
7.125%	2015	$528.5	$528.5	$-
6.85%	2017	548.4	548.4	-
Subordinated Debt:
3.25%(a)	2016	150.0	150.0	-

Total Senior and Subordinated Debt		$1,226.9	$1,226.9	$-

(a)	Convertible into shares of Class A common stock at an effective conversion price of $57 per share. One third in principal amount became convertible on and after each of July 1, 2008, July 1, 2009, and July 1, 2010, and no principal amount is convertible after June 30, 2011.

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is owing to the lending bank group, the Credit Facility includes financial condition covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended March 31, 2011 Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.77 to 1.00 and its Consolidated Interest Coverage Ratio being 10.11 to 1.00. In any event, no amounts were outstanding under the Credit Facility as of March 31, 2011.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes, as well as its $150 Million Subordinated Convertible Note, contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At March 31, 2011, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior and subordinated debt.

Members’ Equity

At March 31, 2011, total members’ equity was $538 million as compared to $490 million at December 31, 2010, including $121 million of noncontrolling interests at each respective date. The net activity in members’ equity in the period ended March 31, 2011 is reflected in the table below (in millions of dollars):

Members’ Equity – December 31, 2010	$490

Increase (decrease) due to:
Net income	64
Amortization of share-based incentive compensation	94
Increases in AOCI (including noncontrolling interests’ portion thereof)(*)	21
Delivery of Class A common stock in connection with share-based incentive compensation	(83)
Purchase of Class A common stock and Lazard Group common membership interests	(33)
Distributions to members and noncontrolling interests, net	(16)
Other – net	1

Members’ Equity – March 31, 2011	$538

(*) Includes:
Net positive foreign currency translation adjustments	$24
Employee benefit plan adjustments	(3)

Total	$21

On January 27, 2010, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, a share repurchase program permitting the repurchase of up to $200 million in aggregate cost of its Class A common stock and Lazard Group common membership interests through December 31, 2011. In February 2011, the Board of Directors of Lazard Ltd authorized the repurchase of up to an additional $250 million in aggregate cost of Lazard Ltd Class A common stock and Lazard Group common membership interests through December 31, 2012. During the three month period ended March 31, 2011 the Company repurchased 766,814 shares of Class A common stock, at an aggregate cost of $32 million and 19,032 Lazard Group common membership interests at an aggregate cost of $1 million. As of March 31, 2011, $259 million of the $450 million share purchase authorization remained available for future repurchases. In addition to the repurchases of Class A common stock and Lazard Group common membership interests described herein, during the three month period ended March 31, 2011, in order, among other reasons, to help neutralize the dilutive effect of our share-based incentive compensation plans, the Company utilized $83 million to satisfy certain employees’ withholding tax obligations on vested RSUs and vested shares of restricted Class A common stock in lieu of issuing 1,972,691 shares of Class A common stock directly by Lazard Ltd or by delivery of shares held by Lazard Group.

See Note 12 of Notes to Condensed Consolidated Financial Statements for information regarding (i) the issuance of Class A common stock, (ii) secondary offerings of Class A common stock, (iii) exchanges of Lazard Group common membership interests and (iv) the share repurchase program.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of March 31, 2011:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior and Subordinated Debt (including interest) (a)	$1,667,266	80,093	160,185	669,857	757,131
Operating Leases (exclusive of $95,184 of sublease income) (b)	1,056,357	69,447	111,454	122,874	752,582
LAM Merger cash consideration (c)	90,348	90,348
Capital Leases (including interest)	29,200	4,195	7,420	5,874	11,711
Private Equity Funding Commitments (b)	3,442	3,442

Total (d)	$2,846,613	247,525	279,059	798,605	1,521,424

(a)	See Note 10 of Notes to Condensed Consolidated Financial Statements.
(b)	On February 16, 2011, the Company entered into an amendment (the “Lease Amendment”) of the leases relating to its offices in Rockefeller Center, New York, New York. The Lease Amendment extends the term of the leases until 2033. Operating lease commitments in the table above include the impact of the Lease Amendment. See Note 11 of Notes to Condensed Consolidated Financial Statements.
(c)	See Note 7 of Notes to Condensed Consolidated Financial Statements.
(d)	The table above excludes contingent obligations and any possible payments for uncertain tax positions given the inability to estimate the timing of the latter payments. See Notes 11, 13, 14 and 16 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes, respectively.

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

At March 31, 2011 and December 31, 2010, the Company had receivables past due of approximately $18 million and $17 million, respectively, and its allowance for doubtful accounts was $15 million at both dates.

Income Taxes

As part of the process of preparing its consolidated financial statements, Lazard is required to estimate its income taxes in each of the jurisdictions in which it operates. This process requires Lazard to estimate its actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense, unrealized gains or losses on investments and depreciation and amortization. These temporary differences, and any net operating loss and tax credit carryforwards, result in deferred tax assets and liabilities, as applicable, which are included within Lazard’s consolidated statements of financial condition. Significant management judgment is required in determining Lazard’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, valuation allowances are established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by the Company in making this assessment. If actual results differ from these estimates or Lazard adjusts these estimates in future periods, Lazard may need to adjust its valuation allowance if such circumstances indicate that the valuation allowance should be reduced or is no longer necessary. The portion reduced would result in a reduction in the provision for income taxes. A change in the valuation allowance could materially impact Lazard’s consolidated financial position and results of operations. Furthermore, management applies the more likely than not criteria prior to the recognition of a financial statement benefit of a tax position taken or expected to be taken in a tax return with respect to uncertainties in income taxes.

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

These investments are carried at either fair value on the consolidated statements of financial condition, with any increases or decreases in fair value reflected (i) in earnings, to the extent held by our broker-dealer subsidiaries or when designated as “trading” securities within our non-broker-dealer subsidiaries, and (ii) in AOCI, to the extent designated as “available-for-sale” securities until such time they are realized and reclassified to earnings, or, if designated as “held-to-maturity” securities, amortized cost on the consolidated statements of financial condition. Any declines in the fair value of “available-for-sale” and “held-to-maturity” securities that are determined to be other than temporary are charged to earnings. As of December 31, 2010 and March 31, 2011, there were no securities designated as “available-for-sale” or “held-to-maturity”.

Gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income or AOCI and therefore subject Lazard to market and credit risk.

Data relating to net investments at March 31, 2011 and December 31, 2010 is set forth below:

	March 31, 2011		December 31, 2010
	($ in millions)
	$	%	$	%
Debt securities (a)	$ 70	18%	$ 66	17%
Equity securities (net of $1 and $3 of securities sold, not yet purchased, at March 31, 2011 and December 31, 2010, respectively) (b)	88	23	86	22
LAM alternative asset management funds (principally GP interests in LAM-managed hedge funds) (c)	34	9	50	13
Private equity (d)	102	27	96	25
Other (e)	87	23	87	23

Net investments	$381	100%	$385	100%

Total assets	$3,075		$3,336

Net investments, as a percentage of total assets	12%		12%

(a)	Debt securities primarily consist of securities issued by the U.S. Government and its agencies, and funds seeding products of our Asset Management segment, all of which subject Lazard to market risk.

(b)	The Company’s equity securities are primarily comprised of funds seeding products of our Asset Management segment. Hedging strategies are employed to reduce market risk, and, in turn, the volatility to earnings. Additional information regarding equity securities as of March 31, 2011 and December 31, 2010 is shown below:

	March 31, 2011	December 31, 2010
Percentage invested in:
Consumer	28%	28%
Financials	20	28
Industrial	10	9
Other	42	35

Total	100%	100%

(c)	The fair value of such interests reflects the pro-rata value of the ownership of the underlying securities in the funds. Such funds are broadly diversified and may incorporate particular strategies; however, there are no investments in funds with a single sector strategy.

(d)	Comprised of investments in private equity funds and direct private equity interests that are generally not subject to short-term market fluctuation, but may subject Lazard to market or credit risk.

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

Private equity investments represent approximately 3% of total assets at both March 31, 2011 and December 31, 2010.

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

At March 31, 2011, the Company’s investments in U.S Government and agency debt securities as well as its corporate and other debt securities are considered Level 1 assets with the respective fair values based on unadjusted quoted prices in active markets. The Company’s investments in fixed income funds are considered Level 1 assets when their fair values are based on the reported closing price for the fund or Level 2 assets when their fair values are primarily based on broker quotes as provided by external pricing services.

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

At March 31, 2011 and December 31, 2010, derivative contracts related primarily to interest rate swaps, equity and fixed income swaps and foreign currency exchange rate contracts, and are recorded at fair value. Derivative assets amounted to $1 million at March 31, 2011 and $2 million at December 31, 2010, respectively, and derivative liabilities amounted to $9 million and $3 million at such respective dates.

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

The primary market risks associated with LFB’s foreign currency exchange hedging and lending activities are sensitivity to changes in the general level of interest rate and foreign exchange risk. The risk management strategies that we employ use various risk sensitivity metrics to measure such risks and to examine behavior under significant adverse market conditions, such as those we are currently experiencing. The following sensitivity metrics provide the resultant effects on the Company’s operating income for the three month period ended March 31, 2011:

•	LFB’s interest rate risk as measured by a 100+/– basis point change in interest rates totaled $700 thousand.

•	Foreign currency risk associated with LFB’s open positions, in the aggregate, as measured by a 200+/– basis point change against the U.S. dollar, totaled approximately $90 thousand.

LFB fully secures its collateralized financing transactions with fixed income securities.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our fee and customer receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where we determine the receivables are impaired. At March 31, 2011, total receivables amounted to $683 million, net of an allowance for doubtful accounts of $15 million. As of that date, financial advisory and asset management fees, customer and related party receivables comprised 62%, 14% and 24% of total receivables, respectively. At December 31, 2010, total receivables amounted to $747 million, net of an allowance for doubtful accounts of $15 million. As of that date, financial advisory and asset management fees, customer and related party receivables comprised 64%, 9% and 27% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

Credit Concentration

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At March 31, 2011, excluding deposits with inter-bank counterparties, LFB had no exposure to an individual counterparty that exceeded $33 million, with such amount being fully collateralized.

With respect to activities outside LFB, as of March 31, 2011, the Company’s largest individual counterparty exposure was a Financial Advisory fee receivable of $20 million related to our Private Fund Advisory Group, the terms of which require payment over a four year period.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s liabilities has fixed interest rates, while its cash and short-term investments generally have floating interest rates. Based on account balances as of March 31, 2011, Lazard estimates that its annual operating income relating to cash and short-term investments and corporate indebtedness would increase by approximately $8 million in the event interest rates were to increase by 1% and decrease by approximately $3 million if rates were to decrease by 1%.

As of March 31, 2011, the Company’s cash and cash equivalents totaled $849 million. Substantially all of the Company’s cash and cash equivalents were invested in highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency securities) or in short-term interest earning accounts at a number of leading banks throughout the world, or in short-term certificates of deposit from such banks. On a regular basis, management reviews and updates its list of approved depositor banks as well as deposit and investment thresholds.

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

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on From 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Lazard Group LLC’s Certificate of Formation (incorporated by reference to Exhibit 3.1 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

3.2	Lazard Group LLC’s Certificate of Amendment of Certificate of Formation of Lazard Group LLC, changing name to Lazard Group LLC (incorporated by reference to Exhibit 3.2 to Lazard Group LLC’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

3.3	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

3.4	Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to Lazard Group LLC’s Current Report on Form 8-K (File No. 333-126751) filed on December 19, 2005).

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

May 16, 2008).

4.5	Form of Senior Note (included in Exhibit 4.4).

4.6	$546 million, 7.125% Senior Notes Due 2015, issued by Lazard Group LLC (incorporated by reference to Exhibit 4.5 to Lazard Group LLC’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 10, 2005).

4.7	Fourth Supplemental Indenture, dated as of June 21, 2007, between Lazard Group LLC and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on June 22, 2007).

10.1	Master Separation Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 2.1 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.2	Amendment No. 1, dated as of November 6, 2006, to the Master Separation Agreement, dated as of May 10, 2005, by and among the Lazard Ltd, Lazard Group LLC and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 7, 2006).

10.3

Second Amendment, dated as of May 7, 2008, to the Master Separation Agreement dated as of May 10, 2005, as amended, by and among Lazard Ltd, Lazard Group LLC and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File

No. 333-126751) filed on May 8, 2008).

10.4	Class B-1 and Class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

10.5	Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006, by and among LAZ-MD Holdings LLC, Lazard Ltd and certain members of LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 7, 2006).

10.6	First Amendment dated as of May 7, 2008, to the Amended and Restated Stockholders’ Agreement dated as of November 6, 2006, between LAZ- MD Holdings LLC and Lazard Ltd (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on May 9, 2008).

10.7	Employee Benefits Agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group LLC, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8	Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9	License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company, LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co. Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.10	Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and Lazard Group LLC (incorporated by reference to Exhibit 10.7 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.11	Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.12	Amendment and Consent, dated February 9, 2009, to the Business Alliance Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.12 to Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on March 2, 2009).

10.13	Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.14	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.15	Amendment dated as of February 16, 2011, by and among RCPI Landmark Properties, L.L.C. (as the successor in interest to Rockefeller Center Properties), RCPI 30 Rock 22234849, L.L.C. and Lazard Group LLC (as the successor in interest to Lazard Frères & Co. LLC), to the Lease dated as of January 27, 1994, by and among Rockefeller Center Properties and Lazard Frères & Co. LLC.

10.16	Lease with an Option to Purchase, dated as of July 11, 1990, by and between Sicomibail and Finabail and SCI du 121 Boulevard Hausmann (English translation) (incorporated by reference to Exhibit 10.20 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.17	Occupational Lease, dated as of August 9, 2002, by and among Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.18*	Lazard Ltd’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.19*	Lazard Ltd’s 2008 Incentive Compensation Plan (incorporated by reference to Annex B to Lazard Ltd’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.20*	Lazard Ltd’s 2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.21*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for, each of Michael J. Castellano and Scott D. Hoffman (incorporated by reference to Exhibit 10.26 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.22*	Form of First Amendment, dated as of May 7, 2008, to Agreement Relating to Retention and Noncompetition and Other Covenants dated as of May 4, 2005, for each of Michael J. Castellano and Scott D. Hoffman (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 8, 2008).

10.23*

Second Amendment, dated as of February 26, 2009, to Agreement Relating to Retention and Noncompetition and Other Covenants dated as of May 4, 2005 (as amended from time to time), for Michael J. Castellano (incorporated by reference to Exhibit 10.26 to Registrant’s Annual Report (File

No. 333-126751) on Form 10-K filed on March 2, 2009).

10.24*	Second Amendment, dated as of February 23, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005 and amended as of May 7, 2008, for Scott D. Hoffman.

10.25*

Form of Agreements Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on

Form S-1/A filed on April 11, 2005).

10.26*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004 by and between Lazard Group LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on March 2, 2009).

10.27*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, with Alexander F. Stern (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on March 23, 2010).

10.28*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, by and between Lazard Group LLC and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 333-126751) filed on March 1, 2010).

10.29*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, with Kenneth M. Jacobs (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) field on March 23, 2010).

10.30*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between Lazard Group LLC and Matthieu Bucaille.

10.31*	First Amendment, dated as of April 1, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, between Lazard Group LLC and Matthieu Bucaille.

10.32*	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on J16, 2005).

10.33*	Acknowledgement Letter, dated as of November 6, 2006, from Lazard Group LLC to certain managing directors of Lazard Group LLC modifying the terms of the retention agreements of persons party to the Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 7, 2006).

10.34	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.35	Registration Rights Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, the Registrant, Lazard Group LLC and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.36	Letter Agreement, dated as of May 10, 2005, with Bruce Wasserstein family trusts (incorporated by reference to Exhibit 10.31 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.37	Letter Agreement, dated as of March 16, 2010, among Lazard Ltd, Lazard Group LLC and the Cranberry Dune 1998 Long-term Trust (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32492) filed on March 22, 2010).

10.38*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.39*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.40*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.41*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.41 to Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on March 2, 2009).

10.42*	Form of Agreement evidencing a grant of Deferred Cash Awards to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.42 to Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on March 2, 2009).

10.43	Termination Agreement, dated as of March 31, 2006, by and among Banca Intesa S.p.A., Lazard Group LLC, and Lazard & Co. S.r.l. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on April 4, 2006).

10.44	Amended and Restated $150 Million Subordinated Convertible Promissory Note due 2018, issued by Lazard Funding LLC to Banca Intesa S.p.A. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.45	Amended and Restated Guaranty of Lazard Group LLC to Banca Intesa S.p.A., dated as of May 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 17, 2006).

10.46*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10-Q (File No. 333-126751) filed on May 11, 2006).

10.47*	First Amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the Lazard 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K (File No. 333-126751) filed on March 1, 2007).

10.48	Agreement and Plan of Merger, dated as of August 14, 2008, by and among Lazard Ltd, LAZ Sub I, Lazard Asset Management LLC, and Lazard Asset Management Limited (incorporated by reference to Exhibit 2.1 to Lazard Ltd’s Current Report on Form 8-K (file No. 001-32492) filed on August 15, 2008).

10.49*	Letter Agreement regarding employment dated as of April 21, 2010 between Lazard Group LLC and Gary W. Parr (incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 30, 2010).

10.50	Senior Revolving Credit Agreement, dated as of April 29, 2010, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.53 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 30, 2010).

10.51	Amendment No. 1, dated as of August 12, 2010, to the Senior Revolving Credit Agreement, dated as of April 29, 2010, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K (File No. 333-126751) filed on February 28, 2011).

10.52	Amendment No. 2, dated as of December 17, 2010, to the Senior Revolving Credit Agreement, dated as of April 29, 2010, among Lazard Group LLC, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K (File No. 333-126751) filed on February 28, 2011).

10.53*	Form of Agreement evidencing a grant of Restricted Stock under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report (File No. 333-126751) filed on April 30, 2010).

10.54*	Form of Agreement evidencing a grant of Lazard Fund Interests under the 2008 Incentive Compensation Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Matthieu Bucaille.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Matthieu Bucaille.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2011

LAZARD GROUP LLC

By:	/s/ Kenneth M. Jacobs
Name: Kenneth M. Jacobs Title: Chairman and Chief Executive Officer

By:	/s/ Matthieu Bucaille
Name: Matthieu Bucaille Title: Chief Financial Officer