Form 10-K
period 2011-12-31
Lazard Group LLC
filed 2012-02-29
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, none of the Registrant’s common membership interests were held by non-affiliates. As of June 30, 2011, LAZ-MD Holdings LLC held 6,905,208 common memberships interests of the Registrant, representing approximately 5.4% of the Registrant’s then outstanding common membership interests. As of January 31, 2012, LAZ-MD Holdings LLC held 6,756,779 common membership interests, or 5.2% of the Registrant’s then outstanding common membership interests. If LAZ-MD Holdings LLC is not deemed an “affiliate” of the Registrant, then as of June 30, 2011 there would have been 6,905,208 outstanding common membership interests of the Registrant held by non-affiliates, with a market value of $256,183,217 (assuming each common membership interest has a value equivalent to one share of Lazard Ltd Class A common stock and based on a closing price per share of $37.10 of Lazard Ltd Class A common stock on June 30, 2011).

As of January 31, 2012, in addition to profit participation interests, there were 129,766,090 common membership interests and two managing member interests outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

LAZARD GROUP LLC

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

i

Part I

When we use the terms “Lazard Group”, “Lazard”, “we”, “us”, “our”, and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock (the “Class A common stock”) are publicly traded on the New York Stock Exchange under the Symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd has no material operating assets other than indirect ownership as of December 31, 2011 of approximately 94.8% of the common membership interests in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries who are co-managing members of Lazard Group.

Lazard Group has two primary holders of its common membership interests: Lazard Ltd and LAZ-MD Holdings LLC (“LAZ-MD Holdings”), a holding company that is owned by Lazard Group’s current and former managing directors (including certain executive officers). The Lazard Group common membership interests held by LAZ-MD Holdings are effectively exchangeable over time on a one-for-one basis with Lazard Ltd for shares of Lazard Ltd’s Class A common stock. In addition, Lazard Group has granted profit participation interests in Lazard Group to certain of its managing directors in connection with the recapitalization of Lazard Group at the time of Lazard Ltd’s equity public offering. The profit participation interests are discretionary profits interests that are intended to enable Lazard Group to compensate its managing directors in a manner consistent with historical practices.

Item 1.	Business

Lazard is a preeminent financial advisory and asset management firm. We have long specialized in crafting solutions to the complex financial and strategic challenges of a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals. Founded in 1848 in New Orleans, we currently operate from 42 cities in key business and financial centers across 27 countries throughout Europe, North America, Asia, Australia, the Middle East and Central and South America.

Principal Business Lines

We focus primarily on two business segments - Financial Advisory and Asset Management. We believe that the mix of our activities across business segments, geographic regions, industries and investment strategies helps to diversify and stabilize our revenue stream.

Financial Advisory

Lazard is a leading global independent advisor to corporations, governments, sovereigns, institutions and individual clients. We offer a wide array of financial advisory services regarding mergers and acquisitions (“M&A”) and other strategic matters, restructurings, capital structure, capital raising and various other financial matters. We focus on solving our clients’ most complex problems, providing advice to key decision-makers, senior management, boards of directors and business owners, as well as governments and governmental agencies, in transactions that typically are of significant strategic and financial importance to them.

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

For the years ended December 31, 2011, 2010 and 2009, the Financial Advisory segment net revenue totaled $992 million, $1.120 billion and $987 million, respectively, accounting for approximately 54%, 59% and 65%, respectively, of our consolidated net revenue for such years. We earned $1 million or more from 241 clients, 255 clients and 257 clients for the years ended December 31, 2011, 2010 and 2009, respectively. For the years ended December 31, 2011, 2010 and 2009, the ten largest fee paying clients constituted approximately 14%, 16% and 17% of our Financial Advisory segment net revenue, respectively, with no client individually having constituted more than 10% of segment net revenue during any of these years. For the years ended December 31, 2011, 2010 and 2009, the Financial Advisory segment reported operating income (loss) of $62 million, $169 million and $(12) million, respectively. Operating income in 2010 and 2009 included charges of approximately $20 million and $49 million, respectively, representing the portion of special items (as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations) that are applicable to the Financial Advisory segment. Excluding the impact of such special items, our Financial Advisory segment had operating income of $189 million and $37 million in the years ended December 31, 2010 and 2009, respectively. At December 31, 2011, 2010 and 2009, the Financial Advisory segment had total assets of $768 million, $799 million and $707 million, respectively.

We believe that we have been pioneers in offering financial advisory services on an international basis, with the establishment of our New York, Paris and London offices dating back to the nineteenth century. We maintain a major local presence in the U.S., the United Kingdom (the “U.K.”) and France, including a network of regional branch offices in the U.S. and France, as well a presence in Argentina, Australia, Belgium, Brazil, Chile, China, Colombia, Germany, India, Italy, Japan, the Netherlands, Panama, Peru, Saudi Arabia, Singapore, South Korea, Spain, Sweden, Switzerland, the United Arab Emirates, and Uruguay.

Over the past several years, our Financial Advisory segment has made several business acquisitions and entered into certain other business relationships. In 2007 we acquired all of the outstanding ownership interests of Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies, and Lazard Ltd acquired all of the outstanding shares of Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”), an Australia-based financial advisory and private equity firm, now known as Lazard Holdings Pty Limited, and, along with the Company’s existing financial advisory business in Australia, referred to below as “Lazard Australia”, and concurrently sold such investment to Lazard Group, and we entered into a joint cooperation agreement with Raiffeisen Investment AG (“Raiffeisen”) for merger and acquisition advisory services in Russia and the Central and Eastern European (the “CEE”) region. The cooperation between us and Raiffeisen, one of the CEE region’s top M&A advisors, provides domestic, international and cross-border expertise within Russia and the CEE region. In 2008, we acquired a 50% interest in Merchant Bankers Asociados (“MBA”), an Argentina-based financial advisory services firm with offices across Central and South America and the parent company of MBA Banco de Inversiones. In 2009, we entered into a strategic alliance with a financial advisory firm in Mexico to provide global M&A advisory services for clients, both inside and outside of Mexico, who are seeking to acquire or sell assets in Mexico or have interests in other financial transactions with companies in Mexico, and to provide restructuring advisory services to clients in Mexico.

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

When we advise clients that are contemplating the sale of certain businesses, assets or their entire company, our services include advising on the appropriate sales process for the situation, valuation issues, assisting in preparing an offering circular or other appropriate sales materials and rendering, if appropriate, fairness opinions. We also identify and contact selected qualified acquirors and assist in negotiating and closing the proposed sale. As appropriate, we also advise our clients regarding financial and strategic alternatives to a sale including recapitalizations, spin-offs, carve-outs and split-offs. Our advice includes recommendations with respect to the structure, timing and pricing of these alternatives.

For companies in financial distress, our services may include reviewing and analyzing the business, operations, properties, financial condition and prospects of the company, evaluating debt capacity, assisting in the determination of an appropriate capital structure and evaluating and recommending financial and strategic alternatives, including providing advice on dividend policy. If appropriate, we may provide financial advice and assistance in developing and seeking approval of a restructuring or reorganization plan, which may include a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or other similar court administered processes in non-U.S. jurisdictions. In such cases, we may assist in certain aspects of the implementation of such a plan, including advising and assisting in structuring and effecting the financial aspects of a sale or recapitalization, structuring new securities, exchange offers, other consideration or other inducements to be offered or issued, as well as assisting and participating in negotiations with affected entities or groups.

When we assist clients in connection with their capital structure, we typically review and analyze structural alternatives, assist in long-term capital planning and advise and assist with respect to rating agency discussions and relationships, among other things.

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

On May 10, 2005, Lazard Group transferred its capital markets business, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services, and fund management activities outside of France as well as other specified non-operating assets and liabilities, to LFCM Holdings LLC (“LFCM Holdings”), a Delaware limited liability company. We refer to these businesses, assets and liabilities as the “separated businesses” and these transfers collectively as the “separation.” In connection with the separation, we entered into a business alliance agreement dated as of May 10, 2005 by and among Lazard Group, LAZ-MD Holdings LLC and LFCM Holdings (the “business alliance agreement”), pursuant to which a subsidiary of LFCM Holdings generally underwrites and distributes U.S. securities offerings originated by our Financial Advisory business in a manner intended to be similar to our practice prior to the separation, with revenue from such offerings generally continuing to be divided evenly between Lazard Group and LFCM Holdings.

Staffing

We staff our assignments with a team of quality professionals who have appropriate product and industry expertise. We pride ourselves on, and we believe we differentiate ourselves from our competitors by, being able to offer a high level of attention from senior personnel to our clients and organizing ourselves in such a way that managing directors who are responsible for securing and maintaining client relationships also actively participate in providing related transaction execution services. Our managing directors have significant experience, and many of them are able to use this experience to advise on M&A, financings, restructurings, capital structure and other transactions or financial matters, depending on our clients’ needs. Many of our managing directors and senior advisors come from diverse backgrounds, such as senior executive positions at corporations and in government, law and strategic consulting, which we believe enhances our ability to offer sophisticated advice and customized solutions to our clients. As of December 31, 2011, our Financial Advisory segment had 140 managing directors and 730 other professionals (which includes directors, vice presidents, associates and analysts).

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

In addition to our Mergers and Acquisitions and Restructuring practices, we also maintain specialties in the following distinct practice areas within our Financial Advisory segment:

•	government advisory,

•	capital structure and debt advisory,

•	fund raising for alternative investment funds,

•	private investment in public equities, or “PIPES,” and

•	corporate finance and other advisory services, including convertible exchange transactions, registered direct offerings and private placements.

We endeavor to coordinate the activities of the professionals in these areas with our Mergers and Acquisitions industry specialists in order to offer clients customized teams of cross-functional expertise spanning both industry and practice area expertise.

Strategy

Our focus in our Financial Advisory business is on:

•	making a significant investment in our intellectual capital with the addition of senior professionals who we believe have strong client relationships and industry expertise,

•	increasing our contacts with existing clients to further enhance our long-term relationships and our efforts in developing new client relationships,

•	developing new client relationships, including by leveraging the broad geographic footprint and strong relationships in our Asset Management business,

•

expanding the breadth and depth of our industry expertise and selectively adding or reinforcing practice areas, such as our Capital Structure Advisory, Debt Advisory and Sovereign Advisory Groups, to help corporations and governments in addressing the significant deleveraging that is occurring in the developed markets,

•

coordinating our industry specialty activities on a global basis and increasing the integration of our industry experts in Mergers and Acquisitions with our Restructuring, Capital Markets and other professionals, and

•

broadening our geographic presence by adding new offices, including, since the beginning of 2007, offices in Australia (Melbourne and Perth), Saudi Arabia (Riyadh), Switzerland (Zurich) and the United Arab Emirates (Dubai City), as well as new regional offices in the U.S. (Boston, Minneapolis, Charlotte and Washington DC), acquiring a 50% interest in a financial advisory firm with offices in Central and South America (Argentina, Chile, Colombia, Panama, Peru and Uruguay) and entering into a joint cooperation agreement in Eastern Europe and Russia, as well as a strategic alliance with a financial advisory firm in Mexico.

In addition to the investments made as part of this strategy, we believe that our Financial Advisory business may benefit from external market factors, including:

•	increasing demand for independent, unbiased financial advice, and

•	a potential increase in cross-border M&A and large capitalization M&A, two of our areas of historical specialization.

Going forward, our strategic emphasis in our Financial Advisory business is to leverage the investments we have made in recent years to grow our business and drive our productivity. We continue to seek to opportunistically attract outstanding individuals to our business. We routinely reassess our strategic position and may in the future seek opportunities to further enhance our competitive position. In this regard, since 2007, as described above, we have broadened our geographic footprint through acquisitions, investments and alliances.

Recapitalization and Relationship with Natixis

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

As of December 31, 2011, total assets under management (“AUM”) were $141 billion, of which approximately 83% was invested in equities, 12% in fixed income, 4% in alternative investments and 1% in private equity funds. As of the same date, approximately 29% of our AUM was invested in international (i.e., non-U.S. and regional non-U.S.) investment strategies, 50% was invested in global investment strategies and 21% was invested in U.S. investment strategies, and our top ten clients accounted for 22% of our total AUM. Approximately 90% of our AUM as of that date was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 10% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

The charts below illustrate the mix of our AUM as of December 31, 2011, measured by broad product strategy and by office location.

For the years ended December 31, 2011, 2010 and 2009, our Asset Management segment net revenue totaled $897 million, $850 million and $602 million, respectively, accounting for approximately 49%, 45% and 39% respectively, of our consolidated net revenue for such years. For the years ended December 31, 2011, 2010 and 2009, Asset Management reported operating income of $268 million, $265 million and $97 million, respectively. Operating income in 2010 and 2009 included charges of $3 million and $8 million, respectively, representing the portion of the special items (as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations) that are applicable to the Asset Management segment. Excluding the impact of such special items, our Asset Management segment had operating income of $268 million and $105 million in the years ended December 31, 2010 and 2009, respectively. At December 31, 2011, 2010 and 2009, our Asset Management segment had total assets of $584 million, $687 million and $703 million, respectively.

LAM and LFG

Our largest Asset Management businesses are Lazard Asset Management LLC and its subsidiaries (“LAM”), with offices in New York, San Francisco, Boston, Chicago, Toronto, Montreal, London, Milan, Frankfurt, Hamburg, Tokyo, Hong Kong, Sydney, Seoul, Zurich and Manama (aggregating approximately $127 billion in total AUM as of December 31, 2011), and Lazard Frères Gestion SAS (“LFG”), with offices in Paris, Bordeaux, Brussels and Lyon (aggregating approximately $13 billion in total AUM as of December 31, 2011). These operations, with 63 managing directors and 327 professionals as of December 31, 2011, provide our business with both a global presence and a local identity.

Primary distinguishing features of these operations include:

•	a global footprint with global research, global mandates and global clients,

•

a broad-based team of 259 investment professionals as of December 31, 2011 (LAM, with 228 investment professionals, including 88 focused, in-house investment analysts across all products and platforms, many of whom have substantial industry or sector specific expertise, and LFG, with 31 investment professionals, including research analysts),

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

In our Asset Management business, we conduct investment research on a global basis to develop market, industry and company specific insights and evaluate investment opportunities. Our global equity analysts, located in our worldwide offices, are organized around six global industry sectors:

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

Large Capitalization

Small Capitalization

Emerging Markets

Thematic

Convertibles**

Listed Infrastructure

Quantitative

Emerging Markets Small
Capitalization

Latin American

Trend

Real Estate

Multi Strategies

EAFE (Non-U.S.)

Large Capitalization

Small Capitalization

Multi-Capitalization

Quantitative

Real Estate

Global Ex

Global Ex-U.K.

Global Ex-Japan

Global Ex-Australia

Pan-European

Large Capitalization

Small Capitalization

Quantitative

Eurozone

Large Capitalization**

Small Capitalization**

Continental European

Small Cap

Multi Cap

Eurozone (i.e., Euro Bloc)

Euro-Trend (Thematic)

U.S.

Large Capitalization**

Mid Capitalization

Small/Mid Capitalization

Multi-Capitalization

Real Estate

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

Distribution.    We distribute our products through a broad array of marketing channels on a global basis. LAM’s marketing, sales and client service efforts are organized through a global market delivery and service network, with distribution professionals located in cities including New York, Boston, Chicago, San Francisco, Tampa, London, Milan, Montreal, Toronto, Frankfurt, Hamburg, Zurich, Tokyo, Sydney, Hong Kong, Manama

and Seoul. We have developed a well-established presence in the institutional asset management arena, managing money for corporations, labor unions, sovereign wealth funds and public pension funds around the world. In addition, we manage assets for insurance companies, savings and trust banks, endowments, foundations and charities.

We also have become a leading firm in third-party distribution, managing mutual funds and separately managed accounts for many of the world’s largest broker-dealers, insurance companies, registered advisors and other financial intermediaries. In the area of wealth management, we cater to family offices and private clients.

LFG markets and distributes its products through 28 sales professionals based in France, who directly target both individual and institutional investors.

In June 2009, the Company formed a new wealth management subsidiary, Lazard Wealth Management LLC (“Lazard Wealth Management U.S.”). Lazard Wealth Management U.S. provides customized investment management and financial planning services to high net worth individuals and works with investors to construct, implement and monitor an asset allocation strategy designed to meet the individual client’s investment objectives, integrating tax planning, estate planning, philanthropic interests and legacy planning with investment and risk management services. Lazard Wealth Management U.S. is registered as an investment advisor with the United States Securities and Exchange Commission (the “SEC”). In addition, in December 2011, the Company’s recently formed subsidiary, Lazard Wealth Management Europe S.à.r.l., (“Lazard Wealth Management Europe”), acquired BSI Spain Wealth and Asset Management, S.A. (referred to below as “Lazard Wealth Management Spain”), from BSI, S.A., a unit of Assicurazioni Gernerali S.p.A., as a platform from which to build a wealth management business and presence in Spain. Lazard Wealth Management Spain, through its two subsidiaries, which are regulated by the Comisión Nacional del Mercado de Valores, will provide high net worth clients with a full range of wealth management services. Lazard Wealth Management U.S. and Lazard Wealth Management Europe are collectively referred to as “Lazard Wealth Management”. As of December 31, 2011, Lazard Wealth Management had 7 managing directors and 6 professionals.”

Strategy

Our strategic plan in our Asset Management business is to focus on delivering superior investment performance and client service and broadening our product offerings and distribution in selected areas in order to continue to drive improved business results. Over the past several years, in an effort to improve our Asset Management business’ operations and expand our Asset Management business, we have:

•	focused on enhancing our investment performance,

•	improved our investment management platform by adding a number of senior investment professionals (including portfolio managers and analysts),

•	continued to strengthen our marketing and consultant relations capabilities, including by leveraging the broad geographic footprint and strong client relationships in our Financial Advisory business,

•	expanded our product platform, including the addition of a new emerging markets debt team, a global equity team and a global real estate investment team, and

•	continued to expand the geographic reach of our Asset Management business, including through opening offices in Hong Kong and Bahrain.

We believe that our Asset Management business has long maintained an outstanding team of portfolio managers and global research analysts. We intend to maintain and supplement our intellectual capital to achieve our goals. We routinely reassess our strategic position and may in the future seek acquisitions or other transactions, including the opportunistic hiring of new employees, in order to further enhance our competitive position. In this regard, in September 2011, LAM acquired the assets of Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”). Alesco is an investment advisor located in San Mateo, California, focusing on real estate securities and managing three registered mutual funds. We also believe that our specific investment strategies, global reach, unique brand identity and access to multiple distribution channels may allow us to expand into new investment products, strategies and geographic locations. In addition, we plan to expand our participation in alternative investment activities through investments in new and successor funds, through organic growth, acquisitions or otherwise.

Alternative Investments

Lazard has a long history of making investments with its own capital, often alongside capital of qualified institutional and individual investors. These activities typically are organized in funds that make substantial or controlling investments in private or public companies, generally through privately negotiated transactions and with a view to divest within two to seven years. While potentially risky and frequently illiquid, such investments, when successful, can yield investors substantial returns on capital and generate attractive management and performance fees for the sponsor of such funds.

Since 2005, consistent with our obligations to LFCM Holdings, we have engaged in a number of alternative investments and private equity activities. In February 2009 the business alliance agreement with LFCM Holdings was amended to remove certain restrictions on the Company engaging in private equity businesses in North America and to reduce the price of our option to acquire the fund management activities of Lazard Alternative Investments Holdings LLC (“LAI”) in North America. In that regard, on July 15, 2009, the Company established a private equity business with The Edgewater Funds (“Edgewater”), a Chicago-based private equity firm, through the acquisition of Edgewater’s management vehicles. The acquisition was structured as a purchase by Lazard of interests in a holding company that owns interests in the general partner and management company entities of the current Edgewater private equity funds (the “Edgewater Acquisition”) (see Note 9 of Notes to Consolidated Financial Statements). As of December 31, 2011, Edgewater employed 10 professionals and had approximately $1 billion of AUM and unfunded fee-earning commitments. Lazard Australia operates our private equity business in Australia, which, as of December 31, 2011, employed 6 professionals and had approximately $350 million of AUM and unfunded fee-earning commitments.

LFCM Holdings operates the alternative investment business (including private equity activities) transferred to it in the separation. Pursuant to the business alliance agreement with LFCM Holdings, we are entitled to receive all or a portion of the payments from incentive distributions attributable to capital that we have invested in funds managed or formed by LAI (net of compensation payable to investment professionals who manage these funds). In addition, pursuant to the business alliance agreement, we retained an option to acquire the North American and European fund management activities of LAI and have the right to participate in the oversight of LFCM Holdings’ funds and to consent to certain actions. On December 15, 2009, Lazard Group exercised its option to acquire the European fund management activities of LAI. While the remaining option to purchase the North American fund management activities is currently exercisable at any time prior to May 10, 2014, during the fourth quarter of 2011, the Company determined that it was unlikely to exercise such option (see Note 20 of Notes to Consolidated Financial Statements).

We will continue to abide by our obligations with respect to transferred funds. Also, consistent with our obligations to LFCM Holdings, we may explore discrete capital markets opportunities. See Note 20 of Notes to Consolidated Financial Statements for additional information regarding alternative investments, including certain matters with respect to Corporate Partners II Limited (“CP II”).

Employees

We believe that our people are our most important asset, and it is their reputation, talent, integrity and dedication that underpin our success. As of December 31, 2011, we employed 2,511 people, which included 140 managing directors and 730 other professionals in our Financial Advisory segment and 71 managing directors and 349 other professionals in our Asset Management segment. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees worldwide. We generally utilize an evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for improved performance. Generally, our employees are not subject to any collective bargaining agreements, except that our employees in certain of our European offices, including France and Italy, are covered by national, industry-wide collective bargaining agreements. We believe that we have good relations with our employees.

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

While our competitors vary by country in our Mergers and Acquisitions practice, we believe our primary competitors in securing M&A advisory engagements are Bank of America Merrill Lynch, Barclays, Citigroup, Credit Suisse, Deutsche Bank AG, Evercore Partners, Goldman Sachs & Co., Greenhill & Co., JPMorgan Chase, Mediobanca, Morgan Stanley, Rothschild and UBS. In our Restructuring practice, our primary competitors are The Blackstone Group, Evercore Partners, Greenhill & Co., Houlihan Lokey, Miller Buckfire, Moelis & Company and Rothschild.

We believe that our primary global competitors in our Asset Management business include, in the case of LAM, Aberdeen and Schroders, Alliance Bernstein, Capital Management & Research, Fidelity, Franklin Templeton, Invesco, JP Morgan Asset Management, Lord Abbett and Mondrian Investment Partners and, in the case of LFG, private banks with offices in France as well as large institutional banks and fund managers. We face competition in private equity both in the pursuit of outside investors for our private equity funds and the acquisition of investments in attractive portfolio companies. We compete with hundreds of other funds, many of which are subsidiaries of or otherwise affiliated with large financial service providers.

Competition is also intense in each of our businesses for the attraction and retention of qualified employees, and we compete on the level and nature of compensation and equity-based incentives for key employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

In recent years there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. This trend was amplified in connection with the unprecedented disruption and volatility in the financial markets during the past several years, and, as a result, a number of financial services companies have merged, been acquired or have fundamentally changed their respective business models, including, in certain cases, becoming bank holding companies or commercial banks. Many of these firms have the ability to offer a wider range of products than we offer, including loans, deposit taking, insurance and brokerage services. Many of these firms also offer more extensive asset management and investment banking services, which may enhance their competitive position. They also may have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenue in an effort to gain market share, which could result in pricing pressure in our businesses. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors, and, in certain instances, has afforded them access to government funds.

Regulation

Our businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our stockholders or creditors. Many of our affiliates that participate in securities markets are subject to comprehensive regulations that include some form of minimum capital requirements and customer protection rules. In the U.S., certain of our subsidiaries are subject to such regulations promulgated by the SEC or Financial Industry Regulatory Authority (“FINRA”) (formerly the NASD) or the Municipal Securities Rulemakers Board (the “MSRB”). Standards, requirements and rules implemented throughout the European Union are broadly comparable in scope and purpose to the regulatory capital and customer protection requirements imposed under the SEC and FINRA rules. European Union directives also permit local regulation in each jurisdiction, including those in which we operate, to be more restrictive than the requirements of such European Union-wide directives. These sometimes burdensome local requirements can result in certain competitive disadvantages to us.

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

Our principal U.S. broker-dealer subsidiary, Lazard Frères & Co. LLC (“LFNY”), through which we conduct most of our U.S. Financial Advisory business, is currently registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in all 50 U.S. states, the District of Columbia and Puerto Rico. As such, LFNY is subject to regulations governing effectively every aspect of the securities business, including minimum capital requirements, record-keeping and reporting procedures, relationships with customers, experience and training requirements for certain employees, and business procedures with firms that are not members of certain regulatory bodies. LFNY is also currently registered with the SEC and the MSRB as a municipal advisor, a new registration category that includes placement agents that solicit investments from public pension funds on behalf of investments funds. The MSRB has adopted, and is in the process of adopting, additional rules to govern municipal advisors, including “pay-to-play” rules and rules regarding professional standards, and LFNY is subject to those rules. Lazard Asset Management Securities LLC, a subsidiary of LAM, is registered as a broker-dealer with the SEC and FINRA and in all 50 U.S. states, the District of Columbia and Puerto Rico. Lazard Middle Market LLC, a subsidiary of GAHL, is registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in various U.S. states and territories.

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

Compagnie Financière Lazard Frères SAS (“CFLF”), our French subsidiary under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel for its banking activities conducted through its subsidiary, our Paris-based banking affiliate, Lazard Frères Banque SA (“LFB”). In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), are subject to regulation and supervision by the Autorité des Marchés Financiers.

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

In addition, the Japanese Ministry of Finance and the Financial Supervisory Agency, the Korean Financial Supervisory Commission, the Australian Securities & Investments Commission and German banking authorities, among others, regulate various of our operating entities and also have capital standards and other requirements comparable to the rules of the SEC.

Regulators are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion or other disciplining of a broker-dealer or its directors, officers or employees.

Lazard Ltd had been subject to supervision by the SEC as a Supervised Investment Bank Holding Company (“SIBHC”). As a SIBHC, Lazard Ltd was subject to group-wide supervision, which required it to compute allowable capital and risk allowances on a consolidated basis. However, pursuant to Section 617 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the SEC’s SIBHC program was eliminated on July 21, 2011. Pursuant to relevant rules in the European Union, Lazard Ltd is required to be supervised by another regulatory body, either in the U.S. or the European Union. The Dodd-Frank Act allows certain securities holding companies seeking consolidated supervision, including Lazard Ltd, to elect to be supervised by the Board of Governors of the Federal Reserve. Lazard Ltd anticipates that the Board of Governors of the Federal Reserve will adopt regulations pursuant to Section 618 of the Dodd-Frank Act in the near future for companies that seek to come under its consolidated supervision. Once it analyzes the final scope of such regulations, Lazard Ltd will determine whether it will elect to register to come under the consolidated supervision of the Federal Reserve. Until such regulations are adopted, however, we cannot determine the full impact of such regulations on us. The Dodd-Frank Act and the rules and regulations that may be adopted thereunder (including regulations that have not yet been proposed) could have other effects on us. We continue to monitor the process as such rules are proposed and adopted. See “Risk Factors—Other Business Risks—Extensive regulation of our businesses limits our activities and results in ongoing exposure to the potential for significant penalties, including fines or limitations on our ability to conduct our businesses.”

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

Executive Officers of the Registrant

Set forth below are the name, age, present title, principal occupation and certain biographical information for each of our executive officers as of February 22, 2012, all of whom have been appointed by, and serve at the pleasure of, our board of directors.

Kenneth M. Jacobs, 53

Mr. Jacobs has served as Chairman of the Board of Directors and Chief Executive Officer of Lazard Ltd and Lazard Group since November 2009. Mr. Jacobs has served as a Managing Director of Lazard since 1991 and had been a Deputy Chairman of Lazard from January 2002 until November 2009. Mr. Jacobs also served as Chief Executive Officer of Lazard North America from January 2002 until November 2009. Mr. Jacobs initially joined Lazard in 1988. Mr. Jacobs is a member of the Board of Trustees of the University of Chicago and the Brookings Institution.

Matthieu Bucaille, 52

Mr. Bucaille has served as Chief Financial Officer of Lazard Ltd and Lazard Group since April 1, 2011. Mr. Bucaille has served as a Managing Director of Lazard since 1998 and as the Deputy Chief Executive Officer of LFB in Paris since October 2009. Mr. Bucaille joined Lazard in 1989 from the First Boston Corporation in New York.

Ashish Bhutani, 51

Mr. Bhutani has served as a member of the Board of Directors of Lazard Ltd and Lazard Group since March 2010. Mr. Bhutani is a Vice Chairman and a Managing Director of Lazard and has been the Chief Executive Officer of LAM since March 2004. Mr. Bhutani previously served as Head of New Products and Strategic Planning for LAM from June 2003 to March 2004. Prior to joining Lazard, he was Co-Chief Executive Officer, North America, of Dresdner Kleinwort Wasserstein from 2001 to the end of 2002, and was a member of its Global Corporate and Markets Board, and a member of its Global Executive Committee. Mr. Bhutani worked at Wasserstein Perella Group (the predecessor to Dresdner Kleinwort Wasserstein) from 1989 to 2001, serving as Deputy Chairman of Wasserstein Perella Group and Chief Executive Officer of Wasserstein Perella Securities from 1994 to 2001. Mr. Bhutani began his career at Salomon Brothers in 1985, where he was a Vice President in Fixed Income. Mr. Bhutani is a member of the Board of Directors of four registered investment companies, which are part of the Lazard fund complex.

Scott D. Hoffman, 49

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

Alexander F. Stern, 45

Mr. Stern has served as Chief Operating Officer of Lazard Ltd and Lazard Group since November 2008. He has served as a Managing Director since January 2002 and as the Firm’s Global Head of Strategy since February 2006. Mr. Stern previously served as a Vice President in Lazard’s Financial Advisory business from January 1998 to December 2000 and as a Director from January 2001 to December 2001. Mr. Stern initially joined Lazard in 1994 and previously held various positions with Patricof & Co. Ventures and IBM.

Where You Can Find Additional Information

Lazard Group files current, annual and quarterly reports, proxy statements and other information required by the Exchange Act with the SEC. You may read and copy any document the company files at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company’s SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.

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

Risks Relating to the Financial Services Industry and Financial Markets

In recent years, the U.S. and global capital markets and the economy experienced periods of significant deterioration and volatility, which has had negative repercussions on the global economy, and any continued deterioration and volatility could present challenges for our business.

In recent years, certain adverse financial developments have impacted the U.S. and global capital markets. These developments included a general slowing of economic growth both in the U.S. and globally, periods of substantial volatility in equity securities markets and volatility and tightening of liquidity in credit markets. In addition, concerns over high unemployment levels, declining business and consumer confidence, volatile energy costs, geopolitical issues and a weak real estate market in the U.S. and elsewhere have contributed to increased volatility and diminished expectations for the economy and the markets going forward. Significant levels of volatility in the equity securities markets and credit markets continue at the present time. In addition, investor concerns about the financial health of certain European countries and financial institutions caused market disruptions in 2010 and 2011 and may continue to cause disruption in future periods. If significant levels of market disruption and volatility continue, or if current conditions materially worsen, our business may be adversely affected, which may have a material impact on our business and results of operations.

The full extent of the effects of governmental economic and regulatory involvement in the wake of disruption and volatility in global financial markets remains uncertain.

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

The level of soundness of third parties, including our clients, as well as financial, governmental and other institutions, could adversely affect us.

We have exposure to many different industries, institutions, products and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be fully realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us.

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

Lazard Group has experienced several significant events in recent years. In general, our industry continues to experience change and exerts competitive pressures for retaining top talent, which makes it more difficult for us to retain professionals. If any of our managing directors and other key professional employees were to join an existing competitor, form a competing company or otherwise leave us, some of our clients could choose to use the services of that competitor or some other competitor instead of our services. The employment arrangements, non-competition agreements and retention agreements we have or will enter into with our managing directors and other key professional employees may not prevent our managing directors and other key professional employees from resigning from practice or competing against us. In addition, these arrangements and agreements have a limited duration and will expire after a certain period of time. We continue to be subject to intense competition in the financial services industry regarding the recruitment and retention of key professionals, and have experienced departures from and added to our professional ranks as a result. Certain changes to our employee compensation arrangements, such as changes to the composition between cash and deferred compensation, may result in increased compensation and benefits expense in a particular year. Our compensation levels, results of operations and financial position may be significantly affected by many factors, including general economic and market conditions, our operating and financial performance, staffing levels and competitive pay conditions.

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

For example, revenue generated by our Financial Advisory business is directly related to the volume and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the volume and value of M&A transactions may decrease, thereby reducing the demand for our Financial Advisory services and increasing price competition among financial services companies seeking such engagements. Our results of operations would be adversely affected by any such reduction in the volume or value of M&A transactions. In addition, our profitability would be adversely affected due to our fixed costs and the possibility that we would be unable to scale back other costs within a timeframe sufficient to offset any decreases in revenue relating to changes in market and economic conditions. The future market and economic climate may deteriorate because of many factors, including possible increases in interest rates, inflation, corporate or sovereign defaults, terrorism or political uncertainty.

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

Our Asset Management business also would be expected to generate lower revenue in a market or general economic downturn. Under our Asset Management business’ arrangements, investment advisory fees we receive typically are based on the market value of AUM. Accordingly, a decline in the prices of securities, such as that which occurred on a global basis in 2008, or in specific geographic markets or sectors that constitute a significant portion of our AUM (e.g., our emerging markets strategies), would be expected to cause our revenue and income to decline by causing:

•	the value of our AUM to decrease, which would result in lower investment advisory fees,

•

some of our clients to withdraw funds from our Asset Management business due to the uncertainty or volatility in the market, or in favor of investments they perceive as offering greater opportunity or lower risk, which would also result in lower investment advisory fees,

•

some of our clients or prospective clients to hesitate in allocating assets to our Asset Management business due to the uncertainty or volatility in the market, which would also result in lower investment advisory fees, or

•	negative absolute performance returns for some accounts which have performance-based incentive fees, which would result in a reduction of revenue from such fees.

If our Asset Management revenue declines without a commensurate reduction in our expenses, our net income would be reduced. In addition, in the event of a market downturn, our alternative investment and private equity practices also may be impacted by a difficult fund raising environment and reduced exit opportunities in which to realize the value of their investments. Fluctuations in foreign currency exchange rates may also affect the levels of our AUM and our investment advisory fees. See “Fluctuations in foreign currency exchange rates could reduce our stockholders’ equity and net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM” below.

A majority of our revenue is derived from Financial Advisory fees, which are not long-term contracted sources of revenue and are subject to intense competition, and declines in our Financial Advisory engagements could have a material adverse effect on our financial condition and results of operations.

We historically have earned a substantial portion of our revenue from advisory fees paid to us by our Financial Advisory clients, which usually are payable upon the successful completion of a particular transaction or restructuring. For example, for the year ended December 31, 2011, Financial Advisory services accounted for approximately 54% of our consolidated net revenue. We expect that we will continue to rely on Financial Advisory fees for a substantial portion of our revenue for the foreseeable future, and a decline in our advisory engagements or the market for advisory services would adversely affect our business, financial condition and results of operations.

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

We experience significant fluctuations in quarterly revenue and profits. These fluctuations generally can be attributed to the fact that we earn a significant portion of our Financial Advisory revenue upon the successful completion of a transaction or a restructuring, the timing of which is uncertain and is not subject to our control. In addition, our Asset Management revenue is particularly sensitive to fluctuations in our AUM. Asset Management fees are often based on AUM as of the end of a quarter or month. As a result, a reduction in assets at the end of a quarter or month (as a result of market depreciation, withdrawals or otherwise) will result in a decrease in management fees. Similarly, timing of flows, contributions and withdrawals are often out of our control and may be inconsistent from quarter to quarter. As a result of quarterly fluctuations, it may be difficult for us to achieve steady earnings growth on a quarterly basis.

In many cases, we are paid for advisory engagements only upon the successful consummation of the underlying transaction or restructuring. As a result, our Financial Advisory business is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, a client could delay or terminate an acquisition transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board of directors or stockholder approval, failure to secure necessary financing, adverse market conditions or because the target’s business is experiencing unexpected operating or financial problems. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness, for example, due to a failure to reach agreement with its principal creditors. In addition, a bankruptcy court may deny our right to collect a “success” or “completion” fee. In these circumstances, other than in engagements where we receive monthly retainers, we often do not receive any advisory fees other than the reimbursement of certain expenses despite the fact that we devote resources to these transactions. Accordingly, the failure of one or more transactions to close either as anticipated or at all could materially adversely affect our business, financial condition or results of operations. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

If the number of debt defaults, bankruptcies or other factors affecting demand for our Restructuring services declines, our Restructuring practice’s revenue could suffer.

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

Investment performance affects our AUM relating to existing clients and is one of the most important factors in retaining clients and competing for new Asset Management business. Poor investment performance could impair our revenue and growth because:

•	existing clients might withdraw funds from our Asset Management business in favor of better performing products, which would result in lower investment advisory fees,

•	our incentive fees, which provide us with a set percentage of returns on some alternative investment and private equity funds and other accounts, would decline,

•	third-party financial intermediaries, rating services, advisors or consultants may rate our products poorly, which may result in client withdrawals and reduced asset flows, or

•	firms with which we have strategic alliances may terminate such relationships with us, and future strategic alliances may be unavailable.

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

Even when securities prices are rising generally, performance can be affected by investment style. Many of the equity investment strategies in our Asset Management business share a common investment orientation towards fundamental security selection. We believe this style tends to outperform the market in some market environments and underperform it in others. In particular, a prolonged growth environment may cause certain investment strategies to go out of favor with some clients, advisors, consultants or third-party intermediaries. In combination with poor performance relative to peers, changes in personnel, extensive periods in particular market environments or other difficulties, the underperformance of our investment style may result in significant client or asset departures or a reduction in AUM.

Because many of our Asset Management clients can remove the assets we manage on short notice, we may experience unexpected declines in revenue and profitability.

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

During July 2009, the Company established a private equity business with Edgewater. We may expand our participation in alternative investment activities through investments in new and successor funds, including funds managed by Lazard Australia.

The revenue from this business is derived primarily from management fees, which are calculated as a percentage of committed capital or invested capital depending on the stage of each respective fund, transaction and advisory fees and incentive fees, which are earned if investments are profitable over a specified threshold. Our ability to form new alternative investment funds is subject to a number of uncertainties, including past performance of our funds, market or economic conditions, competition from other fund managers and the ability to negotiate terms with major investors.

Furthermore, we have made, and in the future may make, principal investments in public or private companies or in alternative investments (including private equity funds and special purpose acquisition companies) established by us or by LFCM Holdings, and continue to hold principal investments directly or through several funds managed by LFCM Holdings, Edgewater and Lazard Australia. Making principal investments is risky, and we may lose some or all of the principal amount of our investments. Certain of these types of investments may be in relatively high-risk, illiquid assets. Because it may take several years before attractive alternative investment opportunities are identified, some or all of the capital committed by us to these funds is likely to be invested in government securities, other short-term, highly rated debt securities and money market funds that traditionally have offered investors relatively lower returns. In addition, these investments may be adjusted for accounting purposes to fair value at the end of each quarter, and our allocable share of any such gains or losses will affect our revenue, even though such fair value fluctuations may have no cash impact, which could increase the volatility of our earnings. It takes a substantial period of time to identify attractive alternative investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value of an investment through resale. Even if an alternative investment proves to be profitable, it may be several years or longer before any profits can be realized in cash or other proceeds.

Our results of operations may be affected by market fluctuations related to positions held in our investment portfolios.

We invest capital in various types of equity and debt securities in order to seed LAM equity and alternative investment funds, and for general corporate purposes. Such investments are subject to market fluctuations due to changes in the market prices of securities, interest rates or other market factors, such as liquidity. While we may seek to hedge the market risk for some of these investments, the hedge may not be effective or the investments may not be able to be hedged. These investments are adjusted for accounting purposes to fair value at the end of each quarter regardless of our intended holding period, with such gains or losses reflected in revenue, and therefore may increase the volatility of our earnings, even though such gains or losses may not be realized.

We face strong competition from financial services firms, many of whom have the ability to offer clients a wider range of products and services than we can offer, which could lead to pricing pressures that could materially adversely affect our revenue and profitability.

The financial services industry is intensely competitive, and we expect it to remain so. We compete on the basis of a number of factors, including the quality of our advice, employees and transaction execution, our products and services, innovation, reputation and price. We have experienced intense fee competition in some of our businesses in recent years, and we believe that we may experience pricing pressures in these and other areas in the future as some of our competitors seek to obtain increased market share by reducing fees.

We face increased competition due to a trend toward consolidation. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. This trend was amplified in connection with the unprecedented disruption and volatility in the financial markets during the past several years and, as a result, a number of financial services companies have merged, been acquired or have fundamentally changed their respective business models. Many of these firms have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They may also have the ability to support investment banking, including financial advisory services, with commercial banking, insurance and other financial services in an effort to gain market share, which could result in pricing pressure in our businesses.

The financial services industry, and all of the businesses in which we compete, are intensely competitive.

The financial services industry, and all of the businesses in which we compete, are intensely competitive, and we expect them to remain so. In particular, a number of factors increase the competitive risks of our Asset Management business:

•	a number of our competitors have more experience, greater financial and other resources and more personnel than we do;

•

there are relatively few barriers to entry impeding the launch of new asset management firms, including a relatively low cost of entering these businesses, and the successful efforts of new entrants into our various lines of business, including major banks and other financial institutions, have resulted in increased competition;

•	other industry participants will from time to time seek to recruit our investment professionals and other employees away from us in order to compete in our lines of business; and

•	certain of our asset management products are newly established and relatively small.

This competitive pressure could adversely affect our ability to make successful investments, retain our personnel and increase AUM, any of which would adversely impact our revenue and earnings.

An inability to access the debt and equity capital markets as a result of our debt obligations, credit ratings or other factors could impair our liquidity, increase our borrowing costs or otherwise adversely affect our competitive position or results of operations.

As of December 31, 2011, Lazard Group and its subsidiaries had approximately $1.1 billion in debt (including capital lease obligations) outstanding, of which $529 million and $548 million relate to Lazard Group senior notes that mature in 2015 and 2017, respectively. This debt has certain mandated payment obligations, which may constrain our ability to operate our business. In addition, in the future we may need to incur debt or issue equity in order to fund our working capital requirements or refinance existing indebtedness, as well as to make acquisitions and other investments. The amount of our debt obligations may impair our ability to raise debt or issue equity for financing purposes. Our access to funds also may be impaired if regulatory authorities take significant action against us, or if we discover that any of our employees had engaged in serious unauthorized or illegal activity. In addition, our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. These ratings are assigned by rating agencies, which may reduce or withdraw their ratings or place us on “credit watch” with negative implications at any time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may pursue acquisitions, joint ventures or cooperation agreements that may result in additional risks and uncertainties in our business and could present unforeseen integration obstacles or costs.

We routinely assess our strategic position and may in the future seek acquisitions or other transactions to further enhance our competitive position. We have in the past pursued joint ventures and other transactions aimed at expanding the geography and scope of our operations. During 2007, we acquired all of the outstanding ownership interests of GAHL and CWC, we entered into a joint cooperation agreement with Raiffeisen and we entered into a shareholders agreement to acquire a 50% interest in MBA. During 2009, we established a private equity business with Edgewater. During 2011, we acquired the assets of Alesco. We expect to continue to explore acquisitions and partnership or strategic alliance opportunities that we believe to be attractive.

Acquisitions and joint ventures involve a number of risks and present financial, managerial and operational challenges, including potential disruption of our ongoing business and distraction of management, difficulty with integrating personnel and financial and other systems, hiring additional management and other critical personnel and increasing the scope, geographic diversity and complexity of our operations. Our clients may react unfavorably to our acquisition and joint venture strategy, we may not realize any anticipated benefits from acquisitions, we may be exposed to additional liabilities of any acquired business or joint venture and we may not be able to renew on similar terms (or at all) previously successful joint ventures or similar arrangements, any of which could materially adversely affect our revenue and results of operations.

Employee misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry generally, and we run the risk that employee misconduct could occur in our business as well. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in legal action, regulatory sanctions and serious reputational or financial harm. Our Financial Advisory business often requires that we deal with client confidences of great significance to our clients, improper use of which may harm our clients or our relationships with our clients. Any breach of our clients’ confidences as a result of employee misconduct may impair our ability to attract and retain Financial Advisory clients and may subject us to liability. Similarly, in our Asset Management business, we have authority over client assets, and we may, from time to time, have custody of such assets. In addition, we often have discretion to trade client assets on the client’s behalf and must do so acting in the best interests of the client. As a result, we are subject to a number of obligations and standards, and the violation of those obligations or standards may adversely affect our clients and us. It is difficult to detect and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases.

The financial services industry faces substantial litigation and regulatory risks, and we may face damage to our professional reputation and legal liability if our services are not regarded as satisfactory or for other reasons.

As a financial services firm, we depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, such dissatisfaction may be more damaging to our business than to other types of businesses. Moreover, our role as advisor to our clients on important transactions involves complex analysis and the exercise of professional judgment, including, if appropriate, rendering “fairness opinions” in connection with mergers and other transactions.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has been increasing. Our Financial Advisory activities may subject us to the risk of significant legal actions by our clients and third parties, including our clients’ stockholders, under securities or other laws for allegations relating to materially false or misleading statements made in connection with securities and other transactions and potential liability for the fairness opinions and other advice provided to participants in corporate transactions. In our Asset Management business, we make investment decisions on behalf of our clients which could result in substantial losses. This also may subject us to the risk of legal actions alleging negligence, misconduct, breach of fiduciary duty or breach of contract. Our Financial Advisory engagements typically include broad indemnities from our clients and provisions designed to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be adhered to in all cases. We also are subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things. These risks often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. As a result, we may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business.

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

Particularly in our Asset Management business, we rely heavily on our financial, accounting, trading, compliance and other data processing systems, and those of our third party vendors or service providers who support these functions. We expect that we will need to review whether to continue to upgrade and expand the capabilities of these systems in the future to avoid disruption of, or constraints on, our operations. However, if any of these systems do not operate properly or are disabled, including for reasons beyond our control, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. The inability of our systems (or those of our vendors or service providers) to accommodate an increasing volume of transactions also could constrain our ability to expand our businesses.

In addition, if we were to experience a local or regional disaster or other business continuity problem, such as a pandemic or other man-made or natural disaster, our continued success will depend, in part, on the availability of our personnel and office facilities and the proper functioning of our computer, telecommunications, transaction processing and other related systems and operations, as well as those of third parties on whom we rely. Such events could lead us to experience operational challenges, and our inability to successfully recover could materially disrupt our businesses and cause material financial loss, regulatory actions, reputational harm or legal liability.

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

In recent years, the U.S. and global financial markets experienced periods of extraordinary disruption and volatility. As a result, the U.S. and other governments have taken actions, and may continue to take further actions, in response to this disruption and volatility, including expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect of any such expanded or new standards, requirements and rules is uncertain and could have adverse consequences to our business and results of operations. For example, in July 2010, the Dodd-Frank Act was signed into law, bringing sweeping changes in the regulation of financial institutions. It will take several years for all of the rules under the Dodd-Frank Act to be written and become effective, and the final scope and interpretations of those rules, and their impact on our business, will not be fully known for some time, but could have implications for the manner in which we conduct our business and, consequently, its profitability. While we currently are in the process of examining the potential impact of the Dodd-Frank Act and related regulations, we are not able to predict the ultimate effect on us. In addition, several states and municipalities in the United States have recently adopted “pay-to-play” rules, which could limit our ability to charge fees in connection with certain of our Private Fund Advisory engagements, and could therefore affect the profitability of that portion of our business.

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

Specific regulatory changes also may have a direct impact on the revenue of our Asset Management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. For example, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, is periodically reexamined and may in the future be limited or modified. Although a substantial portion of the research relied on by our Asset Management business in the investment decision-making process is generated internally by our investment analysts, external research, including external research paid for with soft dollars, is important to the process. This external research generally is used for information gathering or verification purposes, and includes broker-provided research, as well as third-party provided databases and research services. For the year ended December 31, 2011, our Asset Management business obtained research and other services through third-party soft dollar arrangements, the total cost of which we estimate to be approximately $19 million. If the use of soft dollars is limited, we may have to bear some of these costs. In addition, new regulations regarding the management of hedge funds and the use of certain investment products may impact our Asset Management business and result in increased costs. For example, many regulators around the world adopted disclosure and reporting requirements relating to the hedge fund businesses or other businesses. In addition, legislators around the world are exploring regulatory changes and additional oversight of the financial industry generally. The impact of these proposed changes on us are uncertain. These regulatory changes and other proposed or potential changes may result in an increase in costs or a reduction of revenue associated with our Asset Management business.

See “Business—Regulation” for a further discussion of the regulatory environment in which we conduct our businesses.

Fluctuations in foreign currency exchange rates could reduce our stockholders’ equity and net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM.

We are exposed to fluctuations in foreign currencies. Our financial statements are denominated in U.S. Dollars and, for the year ended December 31, 2011, we received approximately 41% of our consolidated net revenue in other currencies, predominantly in euros and British pounds. In addition, we pay a significant amount of our expenses in such other currencies. The exchange rates of these currencies versus the U.S. Dollar affects the carrying value of our assets and liabilities as well as our net income. We do not generally hedge such foreign currency exchange rate exposure arising in our subsidiaries outside of the U.S. Fluctuations in foreign currency exchange rates may also make period to period comparisons of our results of operations difficult.

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

Tax authorities may challenge our tax computations and classifications and our transfer pricing methods, and their application.

Our tax returns are subject to audit by federal, local and foreign tax authorities. These authorities may successfully challenge certain tax positions or deductions taken by our subsidiaries. For example, tax authorities may contest intercompany allocations of fee income, management charges or interest charges among affiliates in different tax jurisdictions. While we believe that we have provided the appropriate required reserves (see Note 2 of Notes to Consolidated Financial Statements), it is possible that the tax authorities will disagree with all, or a portion, of the tax benefits claimed. If they were to successfully challenge our positions, it could result in significant additional tax costs.

Outcome of future U.S. tax legislation is unknown at the present time.

On February 13, 2012, the Executive Branch presented its 2013 budget proposals to Congress. The budget proposals included several potential revenue generating proposals, including proposals to (i) limit the deduction of certain related party interest and (ii) defer the deduction of interest attributable to foreign source income of foreign subsidiaries. Each of these proposals would be effective only for taxable years beginning after December 31, 2012. In addition, other members of Congress have proposed legislation that, if enacted, would reclassify certain types of publicly-traded entities as U.S. corporations for tax purposes if the management and control of such entities occurs primarily within the U.S.

We are currently unable to predict the ultimate outcome of any of these proposals. If enacted in their current form, however, some of these proposals may increase Lazard’s effective tax rate during future periods.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2011. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could have a material adverse effect on our business.

LAZ-MD Holdings, Lazard Group, LFCM Holdings and Lazard Ltd entered into various arrangements, including the master separation agreement, which contain cross-indemnification obligations of LAZ-MD Holdings, Lazard Group, LFCM Holdings and Lazard Ltd, that any party may be unable to satisfy.

The master separation agreement that Lazard Ltd entered into with Lazard Group, LAZ-MD Holdings and LFCM Holdings provides, among other things, that LFCM Holdings generally will indemnify Lazard Ltd, Lazard Group and LAZ-MD Holdings for losses that we incur arising out of, or relating to, the separated businesses and the businesses conducted by LFCM Holdings and losses that Lazard Ltd, Lazard Group or LAZ-MD Holdings incur arising out of, or relating to, LFCM Holdings’ breach of the master separation agreement. In addition, LAZ-MD Holdings generally will indemnify Lazard Ltd, Lazard Group and LFCM Holdings for losses that they incur arising out of, or relating to, LAZ-MD Holdings’ breach of the master separation agreement. Our ability to collect under the indemnities from LAZ-MD Holdings or LFCM Holdings depends on their financial position. For example, persons may seek to hold us responsible for liabilities assumed by LAZ-MD Holdings or LFCM Holdings or, as a result of the use of the Lazard name by subsidiaries of LFCM Holdings, for certain actions of LFCM Holdings or its subsidiaries. If these liabilities are significant and we are held liable for them, we may not be able to recover any or all of the amount of those losses from LAZ-MD Holdings or LFCM Holdings should either be financially unable to perform under their indemnification obligations.

In addition, Lazard Group generally will indemnify LFCM Holdings and LAZ-MD Holdings for liabilities related to Lazard Group’s businesses and Lazard Group will indemnify LFCM Holdings and LAZ-MD Holdings for losses that they incur to the extent arising out of, or relating to, Lazard Group’s or Lazard Ltd’s breach of the master separation agreement. Several of the ancillary agreements that Lazard Group entered into together with the master separation agreement also provide for separate indemnification arrangements. For example, under the administrative services agreement, Lazard Group provides a range of services to LFCM Holdings, including information technology, general office and building services and financing and accounting services, and LFCM Holdings will generally indemnify Lazard Group for liabilities that Lazard Group incurs arising from the provision of these services absent Lazard Group’s intentional misconduct. Lazard Group may face claims for indemnification from LFCM Holdings and LAZ-MD Holdings under these provisions regarding matters for which Lazard Group has agreed to indemnify them. If these liabilities are significant, Lazard Group may be required to make substantial payments, which could materially adversely affect our results of operations. Also, in connection with the CP II MgmtCo Spin-Off (as defined in Note 20 of Notes to Consolidated Financial Statements), the subsidiary of LFCM Holdings that manages CP II MgmtCo (“CP II MgmtCo”) has generally agreed to indemnify us against certain losses related to CP II that arise after the date of closing of the CP II MgmtCo Spin-Off. However, should persons seek to hold us responsible for liabilities assumed by CP II MgmtCo, we may not be able to recover any or all of the amount of our losses from CP II MgmtCo if CP II MgmtCo is financially unable to perform under its indemnification obligations.

We may have potential business conflicts of interest with LAZ-MD Holdings and LFCM Holdings with respect to our past and ongoing relationships that could harm our business operations.

Pursuant to the LAZ-MD Holdings amended and restated stockholders’ agreement, LAZ-MD Holdings will vote the single share of Lazard Ltd Class B common stock, which, as of December 31, 2011, represented approximately 5.2% of Lazard Ltd’s voting power, as directed by its individual members who are party to that agreement. In addition, several employees of Lazard provide services to LFCM Holdings. Conflicts of interest may arise between LFCM Holdings and us in a number of areas relating to our past and ongoing relationships, including:

•	labor, tax, employee benefits, indemnification and other matters arising from the separation,

•	intellectual property matters,

•	business combinations involving us,

•

business operations or business opportunities of LFCM Holdings or us that would compete with the other party’s business opportunities, including investment banking by us and the management of alternative investment funds by LFCM Holdings, particularly as some of our managing directors provide services to LFCM Holdings,

•

the terms of the master separation agreement and related ancillary agreements, including the operation of the alternative investment fund management business and Lazard Group’s option to purchase the business,

•	the nature, quality and pricing of administrative services to be provided by us, and

•	the provision of services by certain of our managing directors to LFCM Holdings.

In addition, the administrative services agreement commits us to provide a range of services to LFCM Holdings and LAZ-MD Holdings, which could require the expenditure of significant amounts of time by our management. Our agreements with LAZ-MD Holdings and LFCM Holdings may be amended upon agreement of the parties to those agreements. We may not be able to resolve any potential conflicts and, even if we do, the resolution may be less favorable to us than if we were dealing with a different party.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements under the captions “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties outlined in “Risk Factors,” including the following:

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

Forward-looking statements include, but are not limited to, statements about the:

•	business’ possible or assumed future results of operations and operating cash flows,

•	business’ strategies and investment policies,

•	business’ financing plans and the availability of short-term borrowing,

•	business’ competitive position,

•	future acquisitions, including the consideration to be paid and the timing of consummation,

•	potential growth opportunities available to our businesses,

•	recruitment and retention of our managing directors and employees,

•	potential levels of compensation expense,

•	business’ potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts,

•	likelihood of success and impact of litigation,

•	expected tax rates,

•	changes in interest and tax rates,

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

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of the year relating to our periodic or current reports under the Exchange Act.

Item 2.	Properties

The following table lists the properties used for the entire Lazard organization as of December 31, 2011, including properties used by the separated businesses. As a general matter, one or both of our Financial Advisory and Asset Management segments (as well as our Corporate segment) uses the following properties. We license and sublease to affiliates of LFCM Holdings certain office space, including office space that is used by the separated businesses. This includes subleasing or licensing 33,715 square feet principally relating to our lease in New York City located at 30 Rockefeller Plaza to affiliates of LFCM Holdings. Additionally, our New York, London and other offices sublease 37,481, 55,676 and 23,045 square feet, respectively, to third parties. We remain fully liable for the subleased space to the extent that affiliates of LFCM Holdings, or the third parties, fail to perform their obligations under the subleases for any reason.

Location	Square Footage	Offices
New York City	384,428 square feet of leased space	Principal office located at 30 Rockefeller Plaza.
Other North America	157,156 square feet of leased space	Boston, Charlotte, Chicago, Houston, Los Angeles, Minneapolis, Montreal, San Francisco and Washington D.C.
Paris	170,644 square feet of owned and leased space	Principal office located at 121 Boulevard Haussmann.
London	86,695 square feet of leased space	Principal office located at 50 Stratton Street.
Other Europe	123,900 square feet of leased space	Amsterdam, Bordeaux, Brussels, Frankfurt, Hamburg, Lyon, Madrid, Milan, Stockholm and Zurich.
Asia, Australia and Other	79,114 square feet of leased space	Beijing, Dubai City, Hong Kong, Manama, Melbourne, Mumbai, Perth, Riyadh, Seoul, Singapore, Sydney and Tokyo.

Item 3.	Legal Proceedings

The Company is involved from time to time in judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses, including proceedings initiated by former employees alleging wrongful termination. The Company reviews such matters on a case-by-case basis and establishes any required accrual if a loss is probable and the amount of such loss can be reasonably estimated. The Company does experience significant variation in its revenue and earnings on a quarterly basis. Accordingly, the results of any pending matter or matters could be significant when compared to the Company’s earnings in any particular fiscal quarter. The Company believes, however, based on currently available information, that the results of any pending matters, in the aggregate, will not have a material effect on its business or financial condition.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2011, approximately 94.8% and 5.2% of our common membership interests are held by wholly-owned subsidiaries of Lazard Ltd and by LAZ-MD Holdings, respectively. Our co-managing member interests are held by two indirect wholly-owned subsidiaries of Lazard Ltd and our profit participation interests are held by various managing directors. There are no public trading markets for any of these interests.

Subsequent to the equity public offering, pursuant to provisions of its amended and restated Operating Agreement, Lazard Group distributions in respect of common membership interests are allocated to the holders of such interests on a pro rata basis. Such distributions represent amounts necessary to fund (i) dividends Lazard Ltd declares on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests. During the years ended December 31, 2011, 2010 and 2009, Lazard Group distributed approximately $4.4 million, $9.8 million and $17.4 million, respectively, to LAZ-MD Holdings and approximately $70.6 million, $50.6 million and $33.5 million, respectively, to the subsidiaries of Lazard Ltd, which latter amounts were used by Lazard Ltd to pay dividends to third-party stockholders of its Class A common stock. In addition, during the years ended December 31, 2011, 2010 and 2009, Lazard Group made tax distributions of approximately $17.5 million, $61.6 million and $67.3 million, respectively, including $0.7 million, $9.5 million and $25.3 million, respectively, paid to LAZ-MD Holdings and approximately $16.8 million, $52.1 million and $42.0 million, respectively, paid to subsidiaries of Lazard Ltd.

Item 6.	Selected Financial Data

The following table sets forth the selected consolidated financial data for the Company for all years presented.

The consolidated statements of financial condition and operations data as of and for each of the years in the five-year period ended December 31, 2011 have been derived from Lazard Group’s consolidated financial statements. The audited consolidated statements of financial condition as of December 31, 2011 and 2010 and audited consolidated statements of operations for each of the years in the three year period ended December 31, 2011 are included elsewhere in this Form 10-K. The audited consolidated statements of financial condition as of December 31, 2009, 2008 and 2007, and the audited consolidated statements of operations for the years ended December 31, 2008 and 2007, are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and related notes included elsewhere in this Form 10-K.

Selected Consolidated Financial Data

	As Of Or For The Year Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Consolidated Statements of Operations Data
Net Revenue:
Financial Advisory (a)	$992,107	$1,119,867	$986,820	$1,022,913	$1,240,177
Asset Management (b)	897,401	849,662	601,652	614,781	724,751
Corporate (c)	(55,947)	(65,024)	(58,509)	(82,725)	(48,035)

Net Revenue	1,833,561	1,904,505	1,529,963	1,554,969	1,916,893

Compensation and Benefits (d)	1,168,909	1,194,158	1,309,231	1,128,243	1,123,058
Other Operating Expenses (e)	422,861	463,538	402,720	384,697	357,771

Total Operating Expenses	1,591,770	1,657,696	1,711,951	1,512,940	1,480,829

Operating Income (Loss)	$241,791	$246,809	$(181,988)	$42,029	$436,064

Net Income (Loss)	$214,383	$201,424	$(213,715)	$12,338	$347,278

Net Income (Loss) Attributable to Lazard Group	$210,705	$194,544	$(216,547)	$25,671	$342,134

Consolidated Statements of Financial Condition Data
Total Assets	$3,037,453	$3,336,284	$3,115,048	$2,885,582	$3,763,942
Total Debt (f)	$1,096,934	$1,249,753	$1,261,478	$1,264,575	$1,764,622
Total Lazard Group Members’ Equity (Deficiency)	$614,344	$369,565	$155,371	$105,629	$(26,307)
Total Members’ Equity (Deficiency)	$718,267	$490,447	$282,931	$126,510	$25,448

Other Data
Assets Under Management:
As of December 31	$141,039,000	$155,337,000	$129,543,000	$91,109,000	$141,413,000
Average During Year	$152,072,000	$137,381,000	$103,988,000	$122,828,000	$130,827,000
Total Headcount, As of December 31	2,511	2,332	2,294	2,434	2,458
Notes (in thousands of dollars): (a) Financial Advisory net revenue consists of the following:
	For The Year Ended December 31,
	2011	2010	2009	2008	2007
M&A and Strategic Advisory	$700,539	$714,059	$526,225	$814,660	$969,409
Capital Markets and Other Advisory	93,825	111,933	83,885	88,970	143,593

Total Strategic Advisory	794,364	825,992	610,110	903,630	1,113,002
Restructuring	197,743	293,875	376,710	119,283	127,175

Financial Advisory Net Revenue	$992,107	$1,119,867	$986,820	$1,022,913	$1,240,177

(b) Asset Management net revenue consists of the following:

	For The Year Ended December 31,
	2011	2010	2009	2008	2007
Management Fees	$818,038	$715,885	$486,810	$568,436	$595,725
Incentive Fees	26,245	86,298	74,795	34,961	67,032
Other Income	53,118	47,479	40,047	11,384	61,994

Asset Management Net Revenue	$897,401	$849,662	$601,652	$614,781	$724,751

(c)	“Corporate” includes interest expense (net of interest income), investment income (losses) from certain investments and net revenue earned by LFB through its money market desk and commercial banking operations, as well as any gains or losses from the extinguishment of debt.
(d)	Includes (i) in 2010, $24,860 relating to the acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards; (ii) in 2009, charges of $86,514 related to the acceleration of amortization expense relating to the vesting of RSUs held by Lazard’s former Chairman and Chief Executive Officer as the result of his death in October 2009 and $60,512 related to the accelerated vesting of the then unamortized portion of previously awarded deferred cash incentive awards; and (iii) in 2008, $197,550 relating to the compensation portion of the LAM Merger charge.
(e)	Includes (i) in 2010, restructuring expense of $87,108 related to the restructuring plan announced in the first quarter of 2010 and (ii) in 2009, restructuring expense of $62,550 related to the restructuring plan announced in the first quarter of 2009.
(f)	Represents the aggregate amount reflected in the Company’s consolidated statements of financial condition relating to senior debt, capital lease obligations and subordinated debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Summary

Lazard is a preeminent financial advisory and asset management firm. We have long specialized in crafting solutions to the complex financial and strategic challenges of a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals. Founded in 1848 in New Orleans, we currently operate from 42 cities in key business and financial centers across 27 countries throughout Europe, North America, Asia, Australia, the Middle East and Central and South America.

Our principal sources of revenue are derived from activities in the following business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”) and other strategic matters, restructurings, capital structure, capital raising and various other financial matters, and

•	Asset Management, which includes strategies for the management of equity and fixed income securities and alternative investment and private equity funds, as well as wealth management.

In addition, we record selected other activities in our Corporate segment, including management of cash, certain investments and the commercial banking activities of Lazard Group’s Paris-based Lazard Frères Banque SA (“LFB”). We also allocate outstanding indebtedness to our Corporate segment.

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

Our consolidated net revenue was derived from the following segments:

	Year Ended December 31,
	2011	2010	2009
Financial Advisory	54%	59%	65%
Asset Management	49	45	39
Corporate	(3)	(4)	(4)

Total	100%	100%	100%

We also invest our own capital from time to time, generally alongside capital of qualified institutional and individual investors in alternative investments or private equity investments, and, since 2005, we have engaged in a number of alternative investments and private equity activities, including investments through (i) the Edgewater Funds (“Edgewater”), our Chicago-based private equity firm (see Note 9 of Notes to Consolidated Financial Statements), (ii) Lazard Australia Corporate Opportunities Fund 2, which has an opportunistic investment strategy focused on the Australian mid-market, (iii) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small-to mid cap European companies, (iv) Corporate Partners II Limited

(“CP II”), a private equity fund targeting significant non-controlling investments in established public and private companies and (v) Lazard Senior Housing Partners LP (“Senior Housing”), which acquires companies and assets in the senior housing, extended stay and shopping center sectors. We continue to explore and discuss opportunities to expand the scope of our alternative investment and private equity activities in Europe, the U.S. and elsewhere. These opportunities could include internal growth of new funds and direct investments by us, partnerships or strategic relationships, investments with third parties or acquisitions of existing funds or management companies. Also, consistent with our obligations to LFCM Holdings LLC (“LFCM Holdings”), we may explore discrete capital markets opportunities.

Business Environment

Economic and global financial market conditions can materially affect our financial performance. As described above, our principal sources of revenue are derived from activities in our Financial Advisory and Asset Management business segments. As our Financial Advisory revenues are for the most part dependent on the successful completion of merger, acquisition, restructuring, capital raising or similar transactions, and our Asset Management revenues are primarily driven by the levels of assets under management (“AUM”), weak economic and global financial market conditions can result in a challenging business environment for M&A and capital-raising activity as well as our Asset Management business, but may provide opportunities for our restructuring business.

Overall, equity market indices at December 31, 2011 reflected little change in the U.S., and declined outside the U.S., when compared to such indices at December 31, 2010, with periods of significant volatility during the year. For the same period, capital-raising and M&A activity were uneven due to economic uncertainty caused by concerns over the scope and depth of the sovereign debt situation in Europe, the U.S. debt ceiling and related rating agency downgrade issues and continuing high U.S. unemployment, among other factors. The announced value of M&A activity increased modestly during 2011 when compared to 2010. Restructuring activity continued at low levels, reflecting a cyclical decline in restructuring activity and a decrease in the number of corporate defaults.

Entering 2012, the outlook for equity and credit markets appears healthier, interest rates remain low while corporate cash balances remain high, CEO confidence appears to be improving and, as such, companies may be better positioned to make acquisitions for future growth and investors may be increasingly interested in deploying capital for investment purposes. Uncertainty remains, however, with regard to the stability of the global financial system and a variety of other factors.

In recent years, we have expanded our geographic reach, bolstered our industry expertise and continued to build in growth areas. Companies, government bodies and investors seek independent advice with a geographic perspective, deep understanding of capital structure, informed research and knowledge of global economic conditions. We believe that our business model as an independent advisor will continue to create opportunities for us to attract new clients and key personnel. We seek to leverage the power and scale of our firm-wide global network to drive growth in both our Financial Advisory and Asset Management business segments. We believe that we are well positioned to benefit from opportunities that may result from regional or global increases in M&A, restructuring, capital-raising or similar transactions, as well as increases in demand for investment management and advisory services. We continue to focus on the development of our business in this environment and on a wide variety of related factors, including the generation of stable revenue growth during periods of macroeconomic volatility, the prudent management of our costs and expenses and the return of cash to our shareholders.

We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all potentially applicable factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. See the section entitled “Risk Factors” in this Form 10-K. Furthermore, net income and revenue in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

Financial Advisory

As shown in the following table, during 2011 the value and number of completed and announced M&A transactions increased as compared to 2010, despite the overall decline in the value of both announced and completed transactions during the second half of 2011 versus the corresponding prior year period.

	Year Ended December 31,
	2011	2010	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
Global:
Value	$2,819	$2,481	14%
Number	43,599	41,416	5%
Trans-Atlantic:
Value	$236	$190	24%
Number	1,694	1,499	13%
Announced M&A Transactions:
Global:
Value	$2,819	$2,735	3%
Number	44,435	41,838	6%
Trans-Atlantic:
Value	$214	$201	6%
Number	1,726	1,503	15%

Source:	Dealogic as of January 16, 2012.

We continue to believe that we are relatively well positioned as our clients refinance, restructure and reposition their asset portfolios for growth.

Global restructuring activity during 2011 decreased from 2010 levels driven by a cyclical decline, resulting in a decelerating pace of corporate debt defaults. According to Moody’s Investors Service, Inc., during 2011 a total of 36 issuers defaulted, as compared to 61 in 2010. While the number and value of corporate defaults for 2011 are significantly lower as compared to 2010, we expect that our Restructuring business will remain active. Our Restructuring activities include advising companies on matters relating to debt restructurings, refinancings and other on- and off-balance sheet assignments. Our Restructuring assignments are generally executed over a six- to eighteen-month period.

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

Asset Management

As shown in the table below, major equity market indices at December 31, 2011 were mixed in the U.S., but declined outside the U.S., when compared to such indices at December 31, 2010. Global market indices at December 31, 2010 increased in most markets versus the corresponding indices at December 31, 2009.

	Percentage Changes December 31,
	2011 vs. 2010	2010 vs. 2009
MSCI World Index	(8)%	10%
CAC 40	(17)%	(3)%
DAX	(15)%	16%
FTSE 100	(6)%	9%
TOPIX 100	(24)%	(1)%
MSCI Emerging Market	(20)%	16%
Dow Jones Industrial Average	6%	11%
NASDAQ	(2)%	17%
S&P 500	0%	13%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM. Accordingly, since market movements and foreign currency volatility impact the level of our AUM, such items will impact the level of revenues we receive from our Asset Management business. A substantial portion of our AUM is invested in equities, and market movements reflected in the changes in Lazard’s AUM during the period generally corresponded to the changes in global market indices. Our AUM at December 31, 2011 decreased 9% versus AUM at December 31, 2010 (primarily due to market and foreign exchange depreciation), while our average AUM for 2011 increased 11% as compared to our average AUM in 2010. The higher levels of average AUM contributed to increased management fee revenues in 2011.

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

Lazard’s Asset Management segment principally includes Lazard Asset Management LLC (together with its subsidiaries, “LAM”), LFG, Edgewater (commencing July 15, 2009) and Lazard Wealth Management. Asset Management net revenue is derived from fees for investment management and advisory services provided to institutional and private clients. As noted above, the main driver of Asset Management net revenue is the level of AUM, which is influenced by the performance of the global equity markets and, to a lesser extent, fixed income markets and Lazard’s investment performance, which impacts its ability to successfully attract and retain assets. As a result, fluctuations (including timing thereof) in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. Asset Management fees are generally based on the level of AUM measured daily, monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations, currency fluctuations, net client asset flows or otherwise, will result in a corresponding increase or decrease in management fees. The majority of our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In addition, as Lazard’s AUM includes significant amounts of assets that are denominated in currencies other than U.S. Dollars, changes in the value of the U.S. Dollar relative to foreign currencies will impact the value of Lazard’s AUM. Fees vary with the type of assets managed and the vehicle in which they are managed, with higher fees earned on equity assets, alternative investments (such as hedge funds) and private equity investments, and lower fees earned on fixed income and cash management products.

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

Corporate segment net revenue consists primarily of investment gains and losses on the Company’s “seed investments” in LAM equity and fixed income funds and principal investments in equities and alternative asset management funds, investments at LFB and “equity method” investments (including gains and losses on the extinguishment of debt, interest income and interest expense). Corporate net revenue also can fluctuate due to changes in the fair value of investments classified as “trading”, and with respect to “available-for-sale” investments, when realized, or, with respect to “available-for-sale” and “held-to-maturity” investments, when a decline is determined to be other than temporary, as well as due to changes in interest and currency exchange rates and in the levels of cash, investments and indebtedness. During the fourth quarter of 2010, all of LFB’s remaining corporate debt portfolio that had been previously designated as “available-for-sale” was sold, with net realized losses on a pre-tax basis reclassified from “accumulated other comprehensive income (loss), net of tax” (“AOCI”) to “investment gains (losses)”. For the years ended December 31, 2010 and 2009, the Company recorded net investment gains of $13 million and $29 million, respectively, in AOCI. As of December 31, 2010 and subsequent thereto, the Company held no “available-for-sale” or “held-to-maturity” investments.

Although Corporate segment net revenue during 2011 represented (3)% of Lazard’s net revenue, total assets in the Corporate segment represented 56% of Lazard’s consolidated total assets as of December 31, 2011, which is attributable to investments in government bonds and money market funds, fixed income funds, alternative asset management funds and other securities, private equity investments, cash and assets associated with LFB.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of previously granted deferred incentive compensation awards, including (a) share-based incentive compensation under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”) and (b) Lazard Fund Interests (see Note 16 of Notes to Consolidated Financial Statements) and (iii) a provision for discretionary or guaranteed bonuses and profit pools. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our operating and financial performance, staffing levels, competitive pay conditions and the nature of revenues earned, as well as the mix between current and deferred compensation.

We believe that “awarded compensation and benefits expense” and the ratio of “awarded compensation and benefits expense” to “operating revenue,” both non-U.S. GAAP measures, provide the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years. “Awarded compensation and benefits expense” for a given year is calculated using “adjusted compensation and benefits expense,” as modified by the following items:

•	We deduct amortization expense recorded for U.S. GAAP purposes in each fiscal year associated with the vesting of deferred incentive compensation awards,

•

We add (i) the grant date fair value of the deferred incentive compensation awards granted applicable to the relevant year-end compensation process (e.g. grant date fair value of deferred incentive awards granted in 2012, 2011 and 2010 related to the 2011, 2010 and 2009 year-end compensation processes, respectively) and (ii) investments in people (e.g. “sign-on” bonuses) and other special deferred incentive awards granted throughout the applicable year, with such amounts in (i) and (ii) reduced by an estimate of future forfeitures of such awards, and

•	We adjust for year-end foreign exchange fluctuations.

For interim periods we use “adjusted compensation and benefits expense” and the ratio of “adjusted compensation and benefits expense” to “operating revenue,” both non-U.S. GAAP measures, for comparison of compensation and benefits expense between periods. For the calculations with respect to “adjusted compensation and benefits expense” and “awarded compensation and benefits expense” and related ratios to “operating revenue,” see the table under “Consolidated Results of Operations” below.

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

Noncontrolling Interests

Noncontrolling interests primarily relate to amounts related to Edgewater, and various LAM-related general partnership interests (“GPs”) in limited partnerships held directly by certain of our LAM managing directors and investment companies which are deemed to be controlled by the Company. See Note 15 of Notes to Consolidated Financial Statements for information regarding the Company’s noncontrolling interests.

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

During 2010 and 2009, the Company reported certain credits (charges) (the “2010 special items” and the “2009 special items”, respectively, and collectively, the “2010 and 2009 special items”) that significantly impacted operating results for the applicable years. We believe that the impact of the 2010 and 2009 special items should be considered when comparing the results of the years in providing the most meaningful comparison between present, historical and future periods. The impact of such special items on the Company’s consolidated statements of operations (described in more detail in Notes 16 and 18 of Notes to Consolidated Financial Statements) is reflected in the table below.

	Year Ended December 31,
	2010		2009
	($ in thousands)
Compensation	($24,860	)(a)	($147,026	)(c)
Restructuring	(87,108	)(b)	(62,550	)(d)

Impact On Operating Income (Loss)	(111,968)		(209,576)
(Provision) Benefit For Income Taxes	7,043		8,967

Impact On Net Income (Loss) Attributable To Lazard Ltd	($104,925)		($200,609)

(a)	Accelerated amortization expense recognized in the first quarter of 2010 in connection with the vesting of share-based incentive compensation awards related to the amendment of the Company’s retirement policy.
(b)	Provision relating to the restructuring plan announced in the first quarter of 2010.
(c)	Consists of acceleration of amortization expense of (i) $86,514 in connection with the vesting of share-based incentive awards held by Lazard’s former Chairman and Chief Executive Officer as a result of his death in October 2009 and (ii) $60,512 related to the unamortized portion of previously awarded deferred cash incentive awards (no portion of which relates to Lazard’s former Chairman and Chief Executive Officer).
(d)	Provision relating to the restructuring plan announced in the first quarter of 2009.

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Selected financial data from the Company’s reported consolidated results of operations is set forth below, followed by a more detailed discussion of both consolidated and business segment results.

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)

Net Revenue	$1,833,561	$1,904,505	$1,529,963

Operating Expenses:
Compensation and benefits	1,168,909	1,194,158	1,309,231
Non-compensation	410,946	368,563	335,180
Amortization of intangible assets related to acquisitions	11,915	7,867	4,990
Restructuring	–	87,108	62,550

Total operating expenses	1,591,770	1,657,696	1,711,951

Operating Income (Loss)	241,791	246,809	(181,988)
Provision for income taxes	27,408	45,385	31,727

Net Income (Loss)	214,383	201,424	(213,715)
Less – Net Income (Loss) Attributable to Noncontrolling Interests	3,678	6,880	2,832

Net Income (Loss) Attributable to Lazard Group	$210,705	$194,544	$(216,547)

Operating Income (Loss), As A % Of Net Revenue	13%	13%	(12)%

The tables below describe the components of operating revenue, adjusted and awarded compensation and benefits expense and related key ratios, which include non-U.S. GAAP measures used by the Company to manage total compensation and benefits expense. We believe such non-U.S. GAAP measures provide the most meaningful basis for comparison between present, historical and future periods, as described above.

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Operating revenue
Total revenue	$1,927,772	$2,006,754	$1,643,243
Add (deduct):
LFB interest expense (a)	(3,926)	(8,277)	(13,815)
Revenue related to noncontrolling interests (b)	(16,696)	(16,277)	(6,965)
Gain on the repurchase of subordinated promissory note (c)	(18,171)	–	–
Changes in fair value pertaining to Lazard Fund Interests (d)	3,024	–	–

Operating revenue	$1,892,003	$1,982,200	$1,622,463

(a)	Interest expense incurred by LFB is reported as a charge in determining operating revenue because LFB is a commercial bank and we consider its interest expense to be a cost directly related to the revenues of its business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount.
(c)	Gain on the repurchase of the Company’s subordinated promissory note is excluded from operating revenue because of the non-operating nature of such transaction.
(d)	Changes in the fair value of investments held in connection with Lazard Fund Interests and other similar deferred compensation arrangements are excluded from operating revenue because they are equally offset by the change in value of the derivative liability pertaining to such awards, which is recorded within compensation and benefits expense.

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Compensation and benefits expense
Total compensation and benefits expense	$1,168,909	$1,194,158	$1,309,231
Deduct:
2010 and 2009 special items	–	(24,860)	(147,026)
Noncontrolling interests (a)	(3,740)	(3,098)	(1,657)
Changes in fair value pertaining to Lazard Fund Interests (b)	3,024	–	–

Adjusted compensation and benefits expense	1,168,193	1,166,200	1,160,548
Deduct – Amortization of incentive compensation awards	(289,366)	(240,533)	(333,374)

Total adjusted cash compensation and benefits expense (c)	878,827	925,667	827,174
Add:
Year-end deferred incentive compensation awards (d)	280,560	292,744	239,288
Sign-on and other special incentive awards (e)	39,950	27,255	39,225
Deduct – Adjustment for estimated forfeitures (f)	(32,051)	(32,000)	(27,851)
Other adjustments (g)	(4,620)	3,291	5,587

Awarded compensation and benefits expense	$1,162,666	$1,216,957	$1,083,423

Adjusted compensation and benefits expense, as a % of Operating Revenue	61.7%	58.8%	71.5%

Awarded compensation and benefits expense, as a % of Operating Revenue	61.5%	61.4%	66.8%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because, as is the case with operating revenue, Lazard has no economic interest in such amounts.
(b)	Changes in fair value of the derivative compensation liability recorded in connection with Lazard Fund Interests and other similar deferred compensation arrangements are excluded from compensation and benefits expense because such amounts are equally offset by a corresponding change in the fair value of the underlying investments excluded from operating revenue.
(c)	Includes base salaries and benefits of $506,490, $453,193 and $422,614 for 2011, 2010 and 2009, respectively, and cash incentive compensation of $372,373, $472,484 and $404,569 for the respective years.
(d)	Grant date fair value of deferred incentive compensation awards granted applicable to the relevant year-end compensation process (e.g. grant date fair value of deferred incentive awards granted in 2012, 2011 and 2010 related to the 2011, 2010 and 2009 year-end compensation processes, respectively).
(e)	Represents deferred incentive compensation awards that are granted outside the year-end compensation process, and includes investments in people (e.g. “sign-on” bonuses).
(f)	An estimate, based on historical experience and future expectations, for future forfeitures of the deferred portion of such awards in order to present awarded compensation and benefits expense on a similar basis to that under U.S. GAAP, which also considers estimated forfeitures.
(g)	Represents an adjustment to the year-end foreign exchange “spot” rate from the full year average rate for year-end incentive compensation awards.

Certain additional key ratios and headcount information are set forth below:

	Year Ended December 31,
	2011	2010	2009
As a % of Net Revenue, by Revenue Category:
Investment banking and other advisory fees	53%	58%	62%
Money management fees	47	43	37
Interest income	1	1	2
Other	4	3	6
Interest expense	(5)	(5)	(7)

Net Revenue	100%	100%	100%

See Note 22 of Notes to Consolidated Financial Statements for additional financial information on a geographic basis.

	As Of December 31,
	2011	2010	2009
Headcount:
Managing Directors:
Financial Advisory	140	129	150
Asset Management	71	64	56
Corporate	11	9	7
Other Employees:
Business segment professionals	1,092	999	990
All other professionals and support staff	1,197	1,131	1,091

Total	2,511	2,332	2,294

Operating Results

As reflected in the table above, the 2010 and 2009 special items had a significant impact on the Company’s reported operating results for the respective years. Lazard management believes that comparisons between years are most meaningful after excluding the impact of such items.

Year Ended December 31, 2011 versus December 31, 2010

The Company reported net income attributable to Lazard Group of $211 million in 2011 as compared to $195 million in 2010. The Company’s results in 2010 were significantly impacted by the 2010 special items, which served to decrease net income attributable to Lazard Ltd by $105 million. Accordingly, excluding the after-tax impact of the 2010 special items, net income attributable to Lazard Group in 2011 decreased $89 million, or 30%, as compared to 2010. The changes in the Company’s operating results during these years are described below.

Net revenue decreased by $71 million, or 4%, with operating revenue decreasing by $90 million, or 5%. Fees from investment banking and other advisory activities decreased $135 million, or 12%, reflecting the continued cyclical decline in restructuring activity and the number of corporate debt defaults, as well as a slowdown in overall M&A activity. Restructuring fee revenues in 2011 declined by $96 million, or 33%. M&A and Strategic Advisory fees in 2011 decreased $14 million, or 2%. Money management fees, including incentive fees, increased $47 million, or 6%, primarily due to a $102 million, or 14%, increase in money management fees principally reflecting a $15 billion, or 11%, increase in average AUM for 2011 and a favorable change in the mix of AUM into higher margin equity products, partially offset by a $60 million, or 70%, decline in incentive fees earned. Interest income decreased $2 million, or 10%, due primarily to a shift in asset allocation at LFB (with a corresponding decrease in interest expense). Other revenue increased $11 million, or 17%, primarily due to the pre-tax gain of $18 million related to the repurchase of the Company’s subordinated promissory note, partially offset by a $7 million aggregate decrease in net referral fees for underwriting, foreign exchange gains and commission revenue and net investment losses in 2011 (including losses of $3 million related to our purchase of investments underlying Lazard Fund Interests, which are equally offset by a corresponding reduction in compensation and benefits expense) as compared to net investment gains in 2010. Interest expense decreased $8 million, or 8%, principally reflecting the repurchase of our subordinated promissory note in the third quarter of 2011, as well as reduced interest expense on interest rate swap hedges on investments that were sold in 2010.

Compensation and benefits expense in 2011 was $1.169 billion, as compared to $1.194 billion in 2010. The decrease of $25 million in 2011 was principally due to the costs associated with the 2010 special item included in compensation and benefits expense in 2010. Adjusted compensation and benefits expense (which excludes certain items that management believes allows for improved comparability between years and which is described more thoroughly above) was $1.168 billion in 2011, substantially unchanged when compared to $1.166 billion in 2010. The resulting ratios of adjusted compensation and benefits expense to operating revenue were 61.7% and 58.8% for 2011 and 2010, respectively. The increase in the 2011 ratio reflects increases in base salaries of $53 million, or 12%, and amortization expense for deferred incentive compensation of $49 million, or 20%, which in the aggregate were offset by a decrease in cash incentive compensation of $100 million, or 21%. As described above, when analyzing compensation and benefits expense on a full year basis, we believe that awarded compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years. Awarded compensation and benefits expense in 2011 of $1.163 billion decreased $54 million, or 4.5%, when compared to $1.217 billion for 2010, roughly in line with the 4.6% decline in operating revenue, despite significant investments in new hires in both of our businesses. The resulting ratio of awarded compensation and benefits expense to operating revenue was substantially unchanged when comparing 2011 to 2010 at 61.5% and 61.4%, respectively. The grant date fair value of year-end deferred incentive compensation awards for 2011 was $281 million, representing a 4% decrease compared to 2010.

In 2012, we currently anticipate a further increase in amortization expense for deferred incentive compensation of approximately $41 million. While the value of deferred incentive compensation award grants related to the 2011 and 2010 compensation processes were at a lower level than in previous years, the vesting periods associated with award grants related to prior years are uneven, resulting in all of the $41 million of increased amortization expense in 2012. When assuming a constant level of award grants in 2012, we currently anticipate that amortization expense will revert to a lower level in 2013. In addition, we currently expect to record a charge to compensation and benefits expense in the first quarter of 2012 in the range of $25 to $30 million related to severance costs and benefit payments and the acceleration of unrecognized amortization expense of deferred incentive compensation previously granted to individuals being terminated.

Non-compensation expense in 2011 was $411 million, an increase of $42 million, or 11%, as compared to $369 million in 2010. Non-compensation expense in the fourth quarter of 2011 included aggregate charges of $11 million relating to the Company’s leased facilities in the U.K. and the write-off of the capitalized costs related to the Company’s option to acquire the fund management activities of Lazard Alternative Investment Holdings LLC (“LAI”) (see Notes 14 and 20 of Notes to Consolidated Financial Statements). When excluding such charges, non-compensation expense increased by $31 million, or 8%, primarily reflecting (i) higher costs associated with investments in the business, including technology and related consulting, recruitment fees and, to a lesser extent, occupancy-related costs related to new and amended leases and (ii) increased costs related to a higher level of business activity, including transactional and AUM-based costs within our Asset Management business and travel expenditures in both our Financial Advisory and Asset Management businesses. The ratio of non-compensation expense to operating revenue was 21.7% in 2011 versus 18.6% for 2010. In 2012, as compared to 2011, we expect our occupancy-related costs associated with the amended lease at our Rockefeller Center facility to increase by approximately $11 million.

Amortization of intangible assets in 2011 increased by $4 million, primarily due to increased amortization relating to the Edgewater acquisition.

Operating income in 2011 was $242 million, a decrease of $5 million, or 2%, as compared to operating income of $247 million in 2010 (with such latter amount including the impact of the 2010 special items) and, as a percentage of net revenue, was 13% in both 2011 and 2010. Excluding the impact of the 2010 special items, operating income in 2011 decreased $117 million, or 33%, as compared to operating income of $359 million in 2010, and, as a percentage of net revenue, was 13%, as compared to 19%, respectively.

The provision for income taxes was $27 million and $45 million in 2011 and 2010, respectively, representing effective tax rates of 11.3% and 18.4% in 2011 and 2010, respectively. When excluding the tax impact of the 2010 special items, the income tax provision would have been $52 million in 2010, representing an effective tax rate of 14.6%.

Net income attributable to noncontrolling interests was $4 million and $7 million in 2011 and 2010, respectively, principally reflecting a decrease in the noncontrolling interest in 2011 relating to Edgewater.

Year Ended December 31, 2010 versus December 31, 2009

The Company reported net income attributable to Lazard Group of $195 million in 2010, as compared to a net loss of $217 million in 2009. The Company’s results in these years were adversely affected by the 2010 and the 2009 special items, which served to reduce the net income attributable to Lazard Group in 2010 and 2009 by $105 million and $201 million, respectively. Excluding the after-tax impact of the 2010 and 2009 special items, net income attributable to Lazard Group in 2010 was $299 million, an increase of $315 million as compared to 2009. The changes in the Company’s operating results during these years are described below.

Net revenue in 2010 increased $375 million, or 24%, as compared to 2009, with operating revenue increasing $360 million, or 22%. Fees from investment banking and other advisory activities increased $149 million, or 16%, including increases of $188 million, or 36%, in M&A and Strategic Advisory fees, as well as higher Capital Markets and Other Advisory fees, primarily from our Private Fund Advisory Group business, with the latter due to an increase in the value and number of fund closings, which in the aggregate was partially offset by a $83 million, or 22%, decline in Restructuring fee revenues reflecting a reduction in restructuring activity as the economy improved and the number of corporate debt defaults declined. Money management fees, including incentive fees, increased $249 million, or 44%, primarily due to a $33 billion, or 32%, increase in average AUM for 2010, the result of market appreciation and net inflows during 2010, a favorable change in the mix of AUM into higher margin equity products and higher incentive fees earned in 2010. Interest income decreased $9 million, or 28%, due primarily to the lower interest rate environment. Other revenue decreased $25 million, or 28%, primarily due to a $17 million, or 59%, decline in underwriting referral fees as a result of a lower level of equity capital markets transactions, and foreign exchange losses, as compared to gains in 2009. Other revenue in 2010 included investment gains of $19 million, as compared to gains of $20 million in 2009. The investment gains in 2010 are net of realized losses of $14 million in connection with the sale in the fourth quarter of LFB’s portfolio, while the gains in 2009 are net of a $13 million write-off of the Company’s investment in warrants of Sapphire Industrials Corp. (“Sapphire”), a special purpose acquisition company sponsored by Lazard. Interest expense decreased $11 million, or 10%, due to the lower interest rate environment and reduced levels of LFB’s customer deposits.

Compensation and benefits expense in 2010 was $1.194 billion, as compared to $1.309 billion in 2009. When excluding the 2010 and 2009 special items, compensation and benefits expense in 2010 increased $7 million, or 1%, which includes an increase in base salaries, the provision for discretionary compensation and profit pools directly related to the increase in operating revenue and was partially offset by a reduction in the amortization of share-based and deferred cash incentive awards. The ratios of adjusted compensation and benefits expense to operating revenue were 58.8% and 71.5% for 2010 and 2009, respectively. Awarded compensation and benefits expense in 2010 of $1.217 billion increased $134 million, or 12%, when compared to the $1.083 billion for 2009, a slower rate than the 22% growth in operating revenue. The increase in awarded compensation and benefits expense reflected a $98 million, or 12%, increase in cash compensation and benefits expense in 2010 and a $41 million, or 15%, increase in the grant date fair value of total deferred incentive compensation awards. The resulting ratios of awarded compensation and benefits expense to operating revenue were 61.4% and 66.8% for 2010 and 2009, respectively.

Non-compensation expense in 2010 was $369 million, an increase of $34 million, or 10%, as compared to $335 million in 2009. Factors contributing to this increase included higher spending on travel and other business development activities, technology and fund administration expenses related to a higher level of business activity and AUM. The ratio of non-compensation expense to operating revenue was 18.6% in 2010 versus 20.7% in 2009.

Amortization of intangible assets in 2010 increased $3 million, primarily due to the Edgewater acquisition in July 2009.

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

Operating income for 2010 was $247 million, as compared to an operating loss of $182 million in the prior year (with such amounts including the impact of the 2010 and 2009 special items) and, as a percentage of net revenue, was 13% in 2010, as compared to (12)% in 2009. Excluding the impact of the 2010 and 2009 special items, operating income in 2010 was $359 million, an increase of $331 million, as compared to operating income of $28 million in 2009, and, as a percentage of net revenue, was 19%, as compared to 2%, respectively.

The provision for income taxes was $45 million and $32 million in 2010 and 2009, respectively, representing effective tax rates of 18.4% and (17.4)% in 2010 and 2009, respectively. When excluding the tax benefits relating to the 2010 and 2009 special items, the income tax provision would have been $52 million in 2010, as compared to $41 million in 2009, representing effective tax rates of 14.6% and 147.5% in 2010 and 2009, respectively. The reduction in the effective tax rate in 2010 was primarily due to a change in the geographic mix of operating income between the respective years.

Net income (loss) attributable to noncontrolling interests in 2010 was $7 million, as compared to $3 million in 2009, an increase of $4 million as compared to 2009, principally reflecting an increase in the noncontrolling interest in 2010 relating to Edgewater.

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

Financial Advisory

The following tables summarize the reported operating results of the Financial Advisory segment:

	Year Ended December 31,
	2011	2010		2009
	($ in thousands)
M&A and Strategic Advisory	$700,539	$714,059		$526,225
Capital Markets and Other Advisory	93,825	111,933		83,885

Total Strategic Advisory	794,364	825,992		610,110
Restructuring	197,743	293,875		376,710

Net Revenue	992,107	1,119,867		986,820
Operating Expenses (b)	929,688	950,968	(a)	998,727 (a)

Operating Income (Loss)	$62,419	$168,899		$(11,907)

Operating Income (Loss), As A Percentage Of Net Revenue	6%	15%		(1)%

(a)	Includes $19,571 and $48,533, representing the portion of the 2010 and 2009 special items, respectively, attributable to the Financial Advisory segment.
(b)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).

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

	Year Ended December 31,
	2011	2010	2009
Lazard Statistics:
Number of Clients With Fees Greater Than $1 Million:
Total Financial Advisory	241	255	257
M&A and Strategic Advisory	166	170	148
Percentage of Total Financial Advisory Revenue from Top 10 Clients (a)	14%	16%	17%
Number of M&A Transactions Completed With Values Greater than $1 billion (b)	57	39	40

(a)	There were no individual clients that constituted more than 10% of our Financial Advisory segment net revenue in the years ended December 31, 2011, 2010 or 2009.
(b)	Source: Dealogic as of January 16, 2012.

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms and is based on the Lazard offices that generate Financial Advisory net revenue, which are located in the U.S., Europe (primarily in the U.K., France, Italy, Spain and Germany) and the rest of the world (primarily in Australia) and therefore may not be reflective of the geography in which the clients are located.

	Year Ended December 31,
	2011	2010	2009
United States	55%	58%	51%
Europe	38	37	43
Rest of World	7	5	6

Total	100%	100%	100%

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

Financial Advisory Results of Operations

As reflected in the table of operating results of the Financial Advisory segment above, the portion of the 2010 and 2009 special items attributable to the Financial Advisory segment had a significant impact on the segment’s reported operating results for the respective years. Lazard management believes that comparisons between years are most meaningful after excluding the impact of such items.

Year Ended December 31, 2011 versus December 31, 2010

Total Strategic Advisory net revenue in 2011, representing fees from M&A, Sovereign, Capital Markets, Private Funds and Other Advisory businesses, decreased $32 million, or 4%, and Restructuring revenue declined $96 million, or 33%, as compared to 2010.

M&A and Strategic Advisory revenue in 2011 decreased $14 million, or 2%. Capital Markets and Other Advisory revenue in 2011 decreased $18 million, or 16%. The decrease in M&A and Strategic Advisory revenue in 2011 was principally due to a general slowdown in activity and resulted in lower average fees per M&A and Strategic Advisory transaction. Our major clients, which in the aggregate represented 25% of our M&A and Strategic Advisory revenue for the year, included Atria Senior Living Group, Clayton Dubilier & Rice, IBM, Landis + Gyr, Parmalat Spa, Progress Energy, Qwest Communications International, Royalty Pharmaceuticals, Smurfit Stone Container and Weather Investments.

The decrease in Capital Markets and Other Advisory revenue in 2011 was primarily attributable to a lower level of closings by Private Fund Advisory.

Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings, distressed asset sales and advice on complex on- and off-balance sheet assignments. The decline in Restructuring revenue was in turn driven by a cyclical decline in global restructuring activity, resulting in a lower number of active assignments in 2011, as compared to the prior year, and a corresponding decrease in completion fees. Notable assignments completed in 2011 included Energy Alloys, Nortel Networks, Station Casinos and Westgate Resorts.

Operating expenses decreased $21 million, or 2%, as compared to 2010. Excluding the impact of the 2010 special item attributable to the Financial Advisory segment, operating expenses were substantially unchanged when compared to 2010. Declines in compensation and benefits expense in 2011 were offset by higher costs principally related to travel and recruiting expenses.

Financial Advisory operating income in 2011 was $62 million, a decrease of $107 million, as compared to operating income of $169 million in 2010 (with such latter amount including the impact of the 2010 special item) and, as a percentage of net revenue, was 6% as compared to 15% in 2010. Excluding the impact of the 2010 special item, operating income in 2011 decreased $126 million, as compared to operating income of $188 million in 2010.

Year Ended December 31, 2010 versus December 31, 2009

Total Strategic Advisory net revenue, representing fees from M&A, Sovereign, Capital Markets, Private Funds and Other Advisory businesses, increased $216 million, or 35%, and Restructuring revenue declined $83 million, or 22%, as compared to 2009.

M&A and Strategic Advisory revenue increased $188 million, or 36%. Capital Markets and Other Advisory revenue increased $28 million, or 33%. The increase in M&A and Strategic Advisory revenue in 2010 was principally due to higher average fees per M&A and Strategic Advisory assignment. Our major clients, which in the aggregate represented 25% of our M&A and Strategic Advisory revenue for the year, included 3G Capital, Abraxis Bioscience, Coca-Cola Enterprises, Continental Airlines, Côte d’Ivoire, Kraft Foods, Marken, Newcrest Mining, Ocarina Trust, Royal Bank of Scotland Group and SSL International.

The increase in Capital Markets and Other Advisory revenue in 2010 primarily reflected increased revenue in our Private Fund Advisory Group, resulting from an increase in the number and value of fund closings, and was partially offset by decreases in underwriting referral fees from public offerings.

The decrease in Restructuring revenue was principally driven by a significant decline in retainer fees due to a decline in the number of active assignments in 2010 as compared to the prior year. Notable assignments completed in 2010 included Alliance Bank Joint Stock Company, BTA Bank JSC, Evraz Group, Extended Stay Hotels and LNR Property.

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

Financial Advisory operating income in 2010 was $169 million, an increase of $181 million, as compared to an operating loss of $12 million in 2009 (with such amounts including the impact of the 2010 and 2009 special items) and, as a percentage of net revenue, was 15% as compared to (1)% in 2009. Excluding the impact of the 2010 and 2009 special items, operating income in 2010 was $188 million, an increase of $151 million, as compared to operating income of $37 million in 2009, and as a percentage of net revenue, was 17%, as compared to 4% in 2009.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of December 31,
	2011	2010	2009
	($ in millions)
AUM:
International Equities	$27,599	$32,037	$32,268
Global Equities	68,584	77,965	58,332
U.S. Equities	20,179	21,298	16,003

Total Equities	116,362	131,300	106,603

European and International Fixed Income	12,293	12,249	13,763
Global Fixed Income	2,350	1,705	1,794
U.S. Fixed Income	3,107	3,190	2,499

Total Fixed Income	17,750	17,144	18,056

Alternative Investments	5,349	5,524	3,936
Private Equity	1,486	1,294	839
Cash Management	92	75	109

Total AUM	$141,039	$155,337	$129,543

Average AUM for the years ended December 31, 2011, 2010 and 2009 is set forth below. Average AUM is based on an average of quarterly ending balances for the respective years.

	Years Ended December 31,
	2011	2010	2009
	($ in millions)
Average AUM	$152,072	$137,381	$103,988

Total AUM at December 31, 2011 decreased $14 billion, or 9%, as compared to total AUM of $155 billion at December 31, 2010, primarily due to market depreciation and, to a lesser extent, the negative impact of the stronger U.S. Dollar versus foreign currencies. However, average AUM for the year ended December 31, 2011 was 11% higher than that for 2010. International, Global and U.S. equities represented 20%, 49% and 14% of total AUM at December 31, 2011, versus 21%, 50% and 14% at December 31, 2010.

Total AUM at December 31, 2010 increased $26 billion, or 20%, as compared to total AUM of $129 billion at December 31, 2009, primarily the result of market appreciation (which was generally consistent with the industry as a whole) and net inflows occurring during 2010. Average AUM for the year ended December 31, 2010 was 32% higher than the average AUM for 2009. International, Global and U.S. equities represented 21%, 50% and 14% of total AUM at December 31, 2010, respectively, versus 25%, 45% and 12% of total AUM at December 31, 2009, respectively.

As of December 31, 2011 and December 31, 2010, approximately 90% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and, as of such dates, 10% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

As of December 31, 2011, AUM denominated in foreign currencies represented approximately 61% of our total AUM, as compared to 63% at December 31, 2010. Foreign denominated AUM declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens.

The following is a summary of changes in AUM for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	($ in millions)
AUM—Beginning of Year	$155,337	$129,543	$91,109
Net Flows (a)	(1,048)	9,346	10,253
Acquisitions/(Dispositions) (b)	–	–	(831)
Market and Foreign Exchange Appreciation (Depreciation)	(13,250)	16,448	29,012

AUM—End of Year	$141,039	$155,337	$129,543

(a)	Includes inflows of $27,597, $35,028 and $30,984 and outflows of $28,645, $25,682 and $20,731 for the years ended December 31, 2011, 2010 and 2009, respectively.
(b)	Includes AUM and unfunded fee-earnings commitments related to the Edgewater Acquisition, offset by the disposition of private equity AUM related to the sale of Fonds Partenaires Gestion SA, our former private equity business in France.

During the year ended December 31, 2011, inflows were principally in Global Equities and resulted from increased investments in existing accounts, as well as new accounts gained. Outflows in 2011 occurred primarily in Global and International Equities and, to a lesser extent, International and U.S. Fixed Income products.

During the year ended December 31, 2010, inflows were principally in Global Equities and resulted from increased investments in existing accounts, as well as new accounts gained. Outflows in 2010 occurred primarily in Global and International Equities and certain Fixed Income products.

As of February 17, 2012, AUM was $155.7 billion, a $14.7 billion increase since December 31, 2011. The change in AUM was due to market/foreign exchange appreciation of $14.6 billion and net inflows of $0.1 billion. Market appreciation was approximately 10% of AUM since December 31, 2011, which was generally consistent with the increase in global market indices during that period.

The following table summarizes the reported operating results of the Asset Management segment:

	Year Ended December 31,
	2011	2010		2009
	($ in thousands)
Revenue:
Management Fees	$818,038	$715,885		$486,810
Incentive Fees	26,245	86,298		74,795
Other Income	53,118	47,479		40,047

Net Revenue	897,401	849,662		601,652
Operating Expenses (b)	628,945	584,348	(a)	504,452	(a)

Operating Income	$268,456	$265,314		$97,200

Operating Income, As A Percentage of Net Revenue	30%	31%		16%

(a)	Includes $2,902 and $7,508 representing the portion of the 2010 and 2009 special items attributable to the Asset Management segment.
(b)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).

Our top ten clients accounted for 22%, 22% and 23% of our total AUM at December 31, 2011, 2010 and 2009, respectively, and there were no individual clients that constituted more than 10% of our Asset Management segment net revenue during any of the years ended December 31, 2011, 2010 and 2009.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Year Ended December 31,
	2011	2010	2009
United States	60%	59%	53%
Europe	29	31	36
Rest of World	11	10	11

Total	100%	100%	100%

Asset Management Results of Operations

As reflected in the table of operating results of the Asset Management segment above, the portion of the 2010 and 2009 special items attributable to the Asset Management segment impacted the segment’s reported operating results for the respective years. Lazard management believes that comparisons between years are most meaningful after excluding the impact of such items.

Year Ended December 31, 2011 versus December 31, 2010

Asset Management net revenue in 2011 increased $48 million, or 6%, as compared to 2010. Management fees increased $102 million, or 14%, as compared to 2010, driven primarily by an 11% increase in average AUM, as well as a favorable change in the mix of AUM into higher margin equity products. Incentive fees, consisting of traditional long-only and alternative investment strategies, decreased $60 million, or 70%, as compared to 2010, principally due to difficult market conditions. Other income increased $6 million, or 12%, as compared to 2010, primarily due to increased interest, commission and custody fee income.

Operating expenses in 2011 increased $45 million, or 8%, as compared to 2010. Excluding the impact of the 2010 special item attributable to the Asset Management segment, operating expenses increased $47 million, or 8%. The principal contributors to the increase were higher fees for fund administration and outsourced services and increased business development expenses for travel and market related data due to the increased level of business activity, transactions and average AUM and higher compensation expense.

Asset Management operating income in 2011 was $268 million, an increase of $3 million, as compared to operating income of $265 million in 2010 (with such latter amount including the impact of the 2010 special item) and, as a percentage of net revenue, was 30%, as compared to 31% in 2010. Excluding the impact of the 2010 special item, operating income in 2011 was substantially unchanged from 2010.

Year Ended December 31, 2010 versus December 31, 2009

Asset Management net revenue increased $248 million, or 41%, as compared to 2009. Management fees increased $229 million, or 47%, as compared to 2009, driven by a 32% increase in average AUM, as well as a favorable change in the mix of AUM into higher margin equity products. Incentive fees, consisting of traditional long-only and alternative investment strategies, increased $12 million, or 15%, as compared to 2009. Other revenue increased $7 million, or 19%, as compared to 2009, primarily due to increased investment and commission income.

Operating expenses increased $80 million, or 16%, as compared to 2009. Excluding the impact of the 2010 and 2009 special items attributable to the Asset Management segment, operating expenses increased $85 million, or 17%, primarily due to a higher provision for discretionary compensation and profit pools related to the increase in operating revenue, as well as higher fees for outsourced services related to AUM growth and an increase in the amortization of intangible assets relating to the Edgewater acquisition.

Asset Management operating income was $265 million, an increase of $168 million, as compared to $97 million in 2009 (with such amounts including the impact of the 2010 and 2009 special items) and, as a percentage of net revenue, was 31%, as compared to 16% in 2009. Excluding the impact of the 2010 and 2009 special items, operating income in 2010 was $268 million, an increase of $164 million, as compared to operating income of $104 million in 2009, and, as a percentage of net revenue, was 32%, as compared to 17% in 2009.

Corporate

The following table summarizes the reported operating results of the Corporate segment:

	Year Ended December 31,
	2011	2010	2009
	($ in thousands)
Interest Income	$13,926	$19,381	$28,191
Interest Expense	(92,066)	(100,296)	(108,521)

Net Interest (Expense)	(78,140)	(80,915)	(80,330)
Other Revenue	22,193	15,891	21,821

Net Revenue (Expense)	(55,947)	(65,024)	(58,509)
Operating Expenses	33,137	122,380 (a)	208,772 (a)

Operating Loss	$(89,084)	$(187,404)	$(267,281)

(a)	Includes expenses of $89,495 and $153,535 representing the portion of the 2010 and 2009 special items, respectively, attributable to the Corporate segment.

Corporate Results of Operations

As reflected in the table of operating results of the Corporate segment above, the 2010 and 2009 special items had a significant impact on the segment’s reported operating results for the respective years. Lazard management believes that comparisons between years are most meaningful after excluding the impact of such items.

Year Ended December 31, 2011 versus December 31, 2010

Net interest expense decreased $3 million, or 3%, as compared to 2010.

Other revenue in 2011 increased $6 million, or 40%, and includes a pre-tax gain of $18 million related to Company’s repurchase of its subordinated promissory note, partially offset by investment losses of $12 million.

Operating expenses in 2011 decreased $89 million, or 73%, principally related to the net impact of the 2010 special items recorded in the Corporate segment. When excluding the 2010 special items, operating expenses in 2011 were substantially unchanged as compared to 2010, as decreases in compensation and lower expenses related to secondary offerings in 2010 were substantially offset by expenses in the fourth quarter of 2011 related to the U.K. lease write-off and the write-off of the capitalized costs related to our option to acquire the fund management activities of LAI.

Year Ended December 31, 2010 versus December 31, 2009

Net interest expense was relatively unchanged as compared to 2009. Other revenue declined $6 million, or 27%, compared to 2009, reflecting foreign exchange losses in 2010 as compared to gains in 2009, and lower investment income. Investment income in 2010 includes realized losses of $14 million in connection with the fourth quarter sale of LFB’s portfolio, as compared to the $13 million write-off in 2009 of the Company’s investment in warrants of Sapphire (see Note 5 of Notes to Consolidated Financial Statements).

Operating expenses decreased $86 million, or 41%, the principal portion of which related to the net impact of the 2010 and 2009 special items recorded in the Corporate segment. When excluding the impact of the 2010 and 2009 special items, operating expenses declined $22 million, or 40%, principally due to a decline in the amortization of share-based and deferred cash incentive compensation awards, which was partially offset by a higher provision in 2010 in discretionary compensation related to the increase in the Company’s operating revenue.

Cash Flows

The Company’s cash flows are influenced by the timing of the receipt of Financial Advisory and Asset Management fees, the timing of distributions to shareholders, payments of incentive compensation to managing directors and employees and purchases of Class A common stock and, in 2011, repurchases of debt. M&A, Strategic Advisory, and Asset Management fees are generally collected within 60 days of billing, while Restructuring fee collections may extend beyond 60 days, particularly those that involve bankruptcies with court-ordered holdbacks. Fees from our Private Fund Advisory Group activities are generally collected over a four-year period from billing and typically include an interest component.

The Company makes cash payments for, or in respect of, a significant portion of its incentive compensation during the first three months of each calendar year with respect to the prior year’s results.

Summary of Cash Flows:

	Year Ended December 31,
	2011	2010
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$214.4	$201.4
Noncash charges (a)	308.6	361.6
Other operating activities (b)	(134.0)	(509.4)

Net cash provided by operating activities	389.0	53.6

Investing activities (c)	(45.3)	411.7
Financing activities (d)	(541.5)	(330.0)
Effect of exchange rate changes	(6.0)	(10.3)

Net (Decrease) Increase in Cash and Cash Equivalents	(203.8)	125.0
Cash and Cash Equivalents:
Beginning of Year	1,024.7	899.7

End of Year	$820.9	$1,024.7

(a) Consists of the following:

Depreciation and amortization of property	$24.6	$22.7
Amortization of deferred expenses, stock units and interest rate hedge	299.7	315.6
Investment losses (including other-than-temporary impairment losses)	–	8.9
Deferred tax provision	(9.4)	6.1
Amortization of intangible assets related to acquisitions	11.9	7.9
(Gains) losses on extinguishment of debt	(18.2)	0.4

Total	$308.6	$361.6

(b)	Includes net changes in operating assets and liabilities, including, in 2011, outflows of approximately $90 million associated with the obligation under the 2008 LAM Merger transaction and approximately $57 million in aggregate for LAM seed and private equity investments.

(c)	In 2010, consists primarily of activity relating to proceeds from sales and maturities of “available-for-sale” securities and the distribution received relating to our equity method investment in Sapphire.
(d)	Consists primarily of purchases of shares of Class A common stock and common membership interests from LAZ-MD Holdings, settlements of vested RSUs, distributions to members and noncontrolling interest holders and activity relating to borrowings, including, in 2011, the repurchase of the Company’s 3.25% subordinated promissory note.

Liquidity and Capital Resources

The Company’s liquidity and capital resources are derived from operating activities, financing agreements and equity offerings.

Operating Activities

Net revenue, operating income and cash receipts fluctuate significantly between quarters. In the case of Financial Advisory, fee receipts are generally dependent upon the successful completion of client transactions, the occurrence and timing of which is irregular and not subject to Lazard’s control. In the case of Asset Management, incentive fees earned on AUM are generally not earned until the end of the applicable measurement period, which is generally the fourth quarter of Lazard’s fiscal year, with the respective receivable collected in the first quarter of the following year.

Liquidity is significantly impacted by cash payments for, or in respect of, incentive compensation, a significant portion of which are made during the first three months of the year. As a consequence, cash on hand generally declines in the beginning of the year and gradually builds over the remainder of the year. We also pay certain tax advances during the year on behalf of our managing directors, which serve to reduce their respective incentive compensation payments. We expect this seasonal pattern of cash flow to continue.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, purchases of shares of Class A common stock and Lazard Group common membership interests and matters relating to liquidity and to compliance with regulatory net capital requirements. At December 31, 2011, Lazard had approximately $821 million of cash, with such amount including approximately $351 million held at Lazard’s operations outside the U.S.. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from its foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of December 31, 2011, Lazard had approximately $312 million in unused lines of credit available to it, including a $150 million, three-year, senior revolving credit facility with a group of lenders that matures in April 2013 (the “Credit Facility”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $91 million (at December 31, 2011 exchange rates) and Edgewater of $65 million. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

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

Financing Activities

The table below sets forth our corporate indebtedness as of December 31, 2011 and December 31, 2010. The agreements with respect to this indebtedness are discussed in more detail in our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Maturity Date	As of December 31,		Increase (Decrease)
		2011	2010
		($ in millions)
Senior Debt:
7.125%	2015	$528.5	$528.5	$–
6.85%	2017	548.4	548.4	–
Subordinated Debt (a):
3.25%	–	–	150.0	(150.0)

Total Senior and Subordinated Debt		$1,076.9	$1,226.9	$(150.0)

(a)	On July 22, 2011, the Company repurchased its outstanding $150 million, 3.25% subordinated promissory note, at a cost, excluding accrued interest, of $131.8 million. Such repurchase resulted in a pre-tax gain of $18.2 million.

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is owing to the lending bank group, the Credit Facility includes financial condition covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended December 31, 2011 Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.87 to 1.00 and its Consolidated Interest Coverage Ratio being 7.90 to 1.00. In any event, no amounts were outstanding under the Credit Facility as of December 31, 2011.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At December 31, 2011, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 13 of Notes to Consolidated Financial Statements for additional information regarding senior and subordinated debt.

Members’ Equity

At December 31, 2011, total members’ equity was $718 million, as compared to $490 million and $283 million at December 31, 2010 and 2009, respectively, including $614 million, $370 million and $155 million attributable to Lazard Group on the respective dates. The net activity in members’ equity during the years ended December 31, 2011 and 2010 is reflected in the table below (in millions of dollars):

	Year Ended December 31,
	2011	2010
Members’ Equity—Beginning of Year	$490	$283

Increase (decrease) due to:
Net income	214	201
Amortization of share-based incentive compensation	275	305
Common membership interests issued in connection with business acquisitions	53	21
Delivery of Class A common stock in connection with business acquisitions	104	–
Purchase of Class A common stock and Lazard Group common membership interests	(174)	(157)
Delivery of Class A common stock in connection with share-based incentive compensation	(93)	(58)
Distributions to members and noncontrolling interests—net	(113)	(136)
AOCI (including noncontrolling interests’ portion thereof)(*)	(44)	25
Other—net	6	6

Members’ Equity—End of Year	$718	$490

(*) Includes:
Net foreign currency translation adjustments	$(9)	$(9)
Net mark-ups and adjustments for items reclassified to earnings related to securities designated as “available-for-sale”	–	13
Employee benefit plans and other adjustments	(35)	21

Total	$(44)	$25

On January 27, 2010, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, a share repurchase program which permitted the repurchase of up to $200 million in aggregate cost of its Class A common stock and Lazard Group common membership interests through December 31, 2011. In addition, in February 2011 and October 2011, the Board of Directors of Lazard Ltd authorized the repurchase of up to an additional $250 million and $125 million, respectively, in aggregate cost of Lazard Ltd Class A common stock and Lazard Group common membership interests through December 31, 2012 and December 31, 2013, respectively. During the year ended December 31, 2011 Lazard Group and subsidiaries of Lazard Ltd repurchased 6,135,189 shares of Class A common stock, at an aggregate cost of $205 million and 19,032 Lazard Group common membership interests at an aggregate cost of $1 million. As of January 1, 2012, $212 million of the current aggregate $375 million share repurchase amount authorized as of such date remained available as follows – $87 million of the $250 million share repurchase amount expiring December 31, 2012, and all of the $125 million share repurchase amount expiring December 31, 2013. Furthermore, under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs, shares of Class A common stock may be withheld by the Company to cover estimated income taxes.

In addition to the repurchases of Class A common stock and Lazard Group common membership interests described above, during the year ended December 31, 2011, in order, among other reasons, to help neutralize the dilutive effect of our share-based incentive compensation plans, the Company utilized $93 million to satisfy certain employees’ withholding tax obligations on vested RSUs and delivery of restricted Class A common stock in lieu of issuing 2,422,427 shares of Class A common stock directly by Lazard Ltd or by delivery of shares held by Lazard Group or by subsidiaries of Lazard Ltd.

See Note 15 of Notes to Consolidated Financial Statements for information regarding (i) the issuance of Class A common stock, (ii) secondary offerings of Class A common stock, (iii) exchanges of Lazard Group common membership interests and (iv) the share repurchase program, and Note 16 of Notes to Consolidated Financial Statements for information regarding incentive plans.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of December 31, 2011:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior Debt (including interest) (a)	$1,415,236	$75,218	$150,435	$622,452	$567,131
Operating Leases (exclusive of $167,124 of sublease income) (b)	1,067,055	57,201	134,016	129,009	746,829
Capital Leases (including interest) (b)	24,410	3,672	6,664	5,181	8,893
Investment Capital Funding Commitments (c)	52,197	19,992	30,153	2,052	-

Total (d)	$2,558,898	$156,083	$321,268	$758,694	$1,322,853

(a)	See Note 13 of Notes to Consolidated Financial Statements.
(b)	See Note 14 of Notes to Consolidated Financial Statements.
(c)	See Note 6 of Notes to Consolidated Financial Statements.
(d)	The table above excludes contingent obligations and any possible payments for uncertain tax positions given the inability to estimate the timing of the latter payments. See Notes 14, 16, 17 and 19 of Notes to Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes, respectively.

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

If, in Lazard’s judgment, collection of a fee is not probable, Lazard will not recognize revenue until the uncertainty is removed. We maintain an allowance for doubtful accounts to provide coverage for estimated losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on management’s analysis of the client’s creditworthiness and specifically reserve against exposures where we determine the receivables are impaired, which may include situations where a fee is in dispute or litigation has commenced.

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

At December 31, 2011 and 2010, the Company had receivables past due of approximately $23 million and $17 million, respectively, and its allowance for doubtful accounts was $19 million and $15 million at such respective dates.

Income Taxes

As part of the process of preparing its consolidated financial statements, Lazard is required to estimate its income taxes in each of the jurisdictions in which it operates. This process requires Lazard to estimate its actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense, unrealized gains or losses on investments and depreciation. These temporary differences result in deferred tax assets and liabilities, which are included within Lazard’s consolidated statements of financial condition. Significant management judgment is required in determining Lazard’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. At December 31, 2011, the Company recorded deferred tax assets of approximately $189 million, with such amount partially offset by a valuation allowance of approximately $89 million due to the uncertainty of realizing the benefits of the book versus tax basis differences and certain net operating loss carry-forwards. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, valuation allowances are established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. We consider the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by the Company in making this assessment. If actual results differ from these estimates or Lazard adjusts these estimates in future periods, Lazard may need to adjust its valuation allowance if such circumstances indicate that the valuation allowance should be reduced or is no longer necessary. The portion reduced would result in a reduction in the provision for income taxes. A change in the valuation allowance could materially impact Lazard’s consolidated financial position and results of operations. Furthermore, we apply the “more likely than not” criteria prior to the recognition of a financial statement benefit of a tax position taken or expected to be taken in a tax return with respect to uncertainties in income taxes.

Tax contingencies can involve complex issues and may require an extended period of time to resolve. Changes in the geographic mix or estimated level of annual pre-tax income can affect Lazard’s overall effective tax rate. Significant judgment is required in determining Lazard’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. Furthermore, Lazard’s interpretation of complex tax laws may impact its recognition and measurement of current and deferred income taxes.

See Note 19 of Notes to Consolidated Financial Statements for additional information regarding income tax matters.

Investments

Investments consist principally of debt securities, equities, interests in alternative asset management funds, fixed income funds and other private equity investments.

These investments are carried at either fair value on the consolidated statements of financial condition, with any increases or decreases in fair value reflected (i) in earnings, to the extent held by our broker-dealer subsidiaries or when designated as “trading” securities within our non-broker-dealer subsidiaries, and (ii) in AOCI, to the extent designated as “available-for-sale” securities until such time they are realized and reclassified to earnings, or, if designated as “held-to-maturity” securities, amortized cost on the consolidated statements of financial condition. Any declines in the fair value of “available-for-sale” and “held-to-maturity” securities that are determined to be other than temporary are charged to earnings. As of December 31, 2010 and subsequent thereto, there were no securities designated as “available-for-sale” or “held-to-maturity”.

Gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income or AOCI and therefore subject Lazard to market and credit risk.

Data relating to net investments is set forth below (in millions of dollars):

	December 31,
	2011 (a)		2010
	$	%	$	%
Debt securities (b)	$24	7%	$62	16%
Equity securities (net of $4 and $3 of securities sold, not yet purchased, at December 31, 2011 and 2010, respectively) (c)	152	43	86	22
Alternative asset management funds owned (principally GP interests in Lazard-managed hedge funds) (d)	20	6	50	13
Private equity owned (e)	104	29	96	25
Fixed income funds (f)	21	6	5	1
Other (g)	30	9	86	23

Net investments	$351	100%	$385	100%

Total assets	$3,037		$3,336

Net investments, as a percentage of total assets	12%		12%

(a)	Investments above include investments held in connection with Lazard Fund Interests and other similar deferred compensation arrangements granted, with an aggregate fair value of $27 million at December 31, 2011. Market risk associated with such investments is equally offset by any changes in the fair value related to the Company’s obligation pertaining to such awards.

(b)	Debt securities primarily consist of U.S. and non-U.S. government debt securities and debt securities of U.S. Government agencies and state and municipal debt securities, and include debt securities seeding our Asset Management business.

(c)	The Company’s equity securities primarily represent investments in marketable equity securities of large-, mid- and small-cap domestic, international and global companies seeding new Asset Management products and includes investments in public and private asset management funds managed both by LAM and third-party asset managers. Hedging strategies are employed to attempt to reduce market risk, and, in turn, the volatility to earnings.

Additional information regarding equity securities is shown below:

	December 31,
	2011	2010
Percentage invested in:
Consumer	38%	28%
Financials	19	28
Industrial	9	9
Other	34	35

Total	100%	100%

(d)	The fair value of such interests reflects the pro-rata value of the ownership of the underlying securities in the funds. Such funds are broadly diversified and may incorporate particular strategies; however, there are no investments in funds with a single sector strategy.

(e)

Comprised of investments in private equity funds and direct private equity interests that are generally not subject to short-term market fluctuation, but may subject Lazard to market or credit risk. Private equity investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small-to mid-cap European companies; (ii) CP II, a private equity fund targeting significant noncontrolling investments in established public and private companies; (iii) Senior Housing, which targets controlling interests in companies and assets in senior housing, extended stay and shopping center sectors, and (iv) Edgewater Growth Capital Partners III, a private equity fund primarily making growth equity and buyout investments in high-quality, lower middle market companies.

(f)	Fixed income funds primarily consists of amounts seeding products of our Asset Management segment. Hedging strategies are employed to attempt to reduce market risk and, in turn, the volatility to earnings.

(g)	Represents investments (i) accounted for under the equity method of accounting and (ii) private equity and general partnership interests that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “members’ equity” on the consolidated statements of financial condition.

The decrease in the Company’s aggregate investments at December 31, 2011 compared to December 31, 2010 of $34 million relates principally to maturities of government debt securities, the disposition of certain alternative asset management funds and a decline in private equity and general partnership interests consolidated but owned by noncontrolling interests, partially offset by additional investments in corporate equities to seed Asset Management products.

At December 31, 2011, $133 million of our total investments at a fair value of $351 million, or 38%, were classified as Level 3 assets. Substantially all of our Level 3 investments are priced based on a NAV or its equivalent. During the year ended December 31, 2011, approximately $3 million of losses were recognized in “revenue-other” on the consolidated statement of operations pertaining to Level 3 investments. For additional information, see Note 6 of Notes to Consolidated Financial Statements.

For additional information regarding risks associated with our investments, see “Risk Factors—Other Business Risks—Our results of operations may be affected by market fluctuations related to positions held in our investment portfolios”.

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

Goodwill

In accordance with current accounting guidance, goodwill has an indefinite life and is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. For years prior to 2011, Lazard made estimates and assumptions in order to determine the fair value of its assets and liabilities and to project future earnings using various valuation techniques. Commencing in 2011, as permitted under an amendment issued by the Financial Accounting Standards Board, the Company elected to perform a qualitative evaluation about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in lieu of actually calculating the fair value of the reporting unit. See Note 11 of Notes to Consolidated Financial Statements for additional information regarding goodwill.

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

Risk Management

We encounter risk in the normal course of business, and therefore, in order to help manage and monitor such risks, we have designed risk management processes which consider both the nature of our business and our operating model. We are subject to varying degrees of credit and market risk, including risks related to the level of soundness of our clients, financial, governmental and other institutions and third parties, as well as operational and liquidity risks (see “—Liquidity and Capital Resources”) and we monitor these risks at both an entity level and on a consolidated basis. Management within each of Lazard’s operating locations is principally responsible for managing the risks within its respective businesses on a day-to-day basis.

Market and/or credit risks related to our investing activities are discussed under “Critical Accounting Policies and Estimates—Investments” above. Risks related to Lazard’s other activities are presented below. Lazard has established procedures to assess credit and market risks, as well as specific interest rate and currency risk, and has established limits related to various positions.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness and specifically provide for exposures where we determine the receivables are impaired. At December 31, 2011, total receivables amounted to $691 million, net of an allowance for doubtful accounts of $19 million. As of that date, Financial Advisory and Asset Management fees, customer and related party receivables comprised 58%, 12% and 30% of total receivables, respectively. At December 31, 2010, total receivables amounted to $747 million, net of an allowance for doubtful accounts of $15 million. As of that date, Financial Advisory and Asset Management fees, customer and related party receivables comprised 64%, 9% and 27% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit. At December 31, 2011 and 2010, customer and related party receivables included $29 million and $41 million of LFB loans, respectively. Such loans are closely monitored for counterparty creditworthiness to help minimize exposure. In addition, as of December 31, 2011, LFB had commitments to lend totaling $16 million, which are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level.

LFB fully secures its collateralized lending and borrowing transactions with fixed income securities.

Credit Concentrations

To reduce the exposure to concentrations of credit from banking activities within LFB, the Company has established limits for corporate counterparties and monitors the exposure against such limits. At December 31, 2011, excluding inter-bank counterparties, LFB had no exposure to an individual counterparty that exceeded $22 million, with such amount being fully collateralized.

With respect to activities outside LFB, as of December 31, 2011 the Company’s largest individual counterparty exposure was a Financial Advisory fee receivable of $17 million, the terms of which require payment over a remaining period of 18 months, including accrued interest.

Risks Related to Derivatives

Lazard enters into interest rate swaps and foreign currency exchange contracts to hedge exposures to interest rates and currency exchange rates and uses equity and fixed income swap contracts to hedge a portion of its market exposure with respect to certain equity investments. At December 31, 2011 and 2010, such derivative contracts are recorded at fair value. Derivative assets amounted to $7 million and $2 million at December 31, 2011 and 2010, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to Lazard Fund Interests and other similar deferred compensation arrangements, amounted to $1 million and $3 million at such respective dates.

In addition, LFB may take open foreign exchange positions with a view to profit, but does not sell foreign exchange options in this context, and enters into interest rate swaps, forward foreign exchange contracts and other derivative contracts to hedge exposures to interest rate and currency fluctuations. The primary market risks associated with LFB’s foreign currency exchange hedging and lending activities are sensitivity to changes in the general level of interest rate and foreign exchange risk. The risk management strategies that we employ use various risk sensitivity metrics to measure such risks and to examine behavior under significant adverse market conditions. The following sensitivity metrics provide the resultant effects on the Company’s operating income for the year ended December 31, 2011:

•	LFB’s interest rate risk as measured by a 100+/– basis point change in interest rates totaled $600 thousand.

•	Foreign currency risk associated with LFB’s open positions, in the aggregate, as measured by a 200+/– basis point change against the U.S. Dollar, totaled approximately $5 thousand.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and short-term investments generally have floating interest rates. Based on account balances as of December 31, 2011, Lazard estimates that its annual operating income relating to cash and short-term investments and corporate indebtedness would increase by approximately $8 million in the event interest rates were to increase by 1% and decrease by approximately $2 million if rates were to decrease by 1%.

As of December 31, 2011, the Company’s cash and cash equivalents totaled approximately $821 million. Substantially all of the Company’s cash and cash equivalents were invested in highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds) or in short-term interest earning accounts at a number of leading banks throughout the world, or in short-term certificates of deposit from such banks. On a regular basis, management reviews and updates its list of approved depositor banks as well as deposit and investment thresholds.

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

Recent Accounting Developments

For a discussion of recently issued accounting developments and their impact or potential impact on Lazard’s consolidated financial statements, see Note 3 of Notes to Consolidated Financial Statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited the Company’s internal control over financial reporting as of December 31, 2011, as stated in their report which appears under “Reports of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Lazard Group LLC:

We have audited the internal control over financial reporting of Lazard Group LLC and subsidiaries (the “Company”) as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report On Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as listed in the Index at Item 8 as of and for the year ended December 31, 2011 of the Company, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/    Deloitte & Touche LLP

New York, New York

February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Lazard Group LLC:

We have audited the accompanying consolidated statements of financial condition of Lazard Group LLC and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and changes in members’ equity, for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lazard Group LLC and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

New York, New York

February 28, 2012

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2011 and 2010

(dollars in thousands)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$820,984	$1,024,792
Deposits with banks	286,037	356,539
Cash deposited with clearing organizations and other segregated cash	75,506	92,911

Receivables (net of allowance for doubtful accounts of $19,450 and $15,017 at December 31, 2011 and 2010, respectively):
Fees	402,843	480,340
Customers and other	83,111	63,490
Related parties	204,740	202,916

	690,694	746,746
Investments	355,510	388,138
Property (net of accumulated amortization and depreciation of $266,673 and $250,898 at December 31, 2011 and 2010, respectively)	168,429	150,524

Goodwill and other intangible assets (net of accumulated amortization of $26,922 and $15,007 at December 31, 2011 and 2010, respectively)	393,099	361,439
Other assets	247,194	215,195

Total assets	$3,037,453	$3,336,284

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

DECEMBER 31, 2011 and 2010

(dollars in thousands)

	December 31,
	2011	2010
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$288,427	$361,553
Accrued compensation and benefits	383,513	498,880
Senior debt	1,076,850	1,076,850
Capital lease obligations	20,084	22,903
Related party payables	130,160	244,193
Other liabilities	420,152	491,458
Subordinated debt	–	150,000

Total liabilities	2,319,186	2,845,837
Commitments and contingencies

MEMBERS’ EQUITY
Members’ equity (net of 2,174,573 and 6,847,508 shares of Lazard Ltd Class A common stock, at cost of $72,410 and $227,950 at December 31, 2011 and 2010, respectively)	693,596	404,588
Accumulated other comprehensive loss, net of tax	(79,252)	(35,023)

Total Lazard Group members’ equity	614,344	369,565
Noncontrolling interests	103,923	120,882

Total members’ equity	718,267	490,447

Total liabilities and members’ equity	$3,037,453	$3,336,284

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
REVENUE
Investment banking and other advisory fees	$970,167	$1,105,168	$956,075
Money management fees	859,996	812,709	563,932
Interest income	22,215	24,643	34,056
Other	75,394	64,234	89,180

Total revenue	1,927,772	2,006,754	1,643,243
Interest expense	94,211	102,249	113,280

Net revenue	1,833,561	1,904,505	1,529,963

OPERATING EXPENSES
Compensation and benefits	1,168,909	1,194,158	1,309,231
Occupancy and equipment	100,681	88,320	88,445
Marketing and business development	88,411	77,057	64,045
Technology and information services	83,212	73,744	69,620
Professional services	46,715	41,977	42,669
Fund administration and outsourced services	52,793	47,574	37,927
Amortization of intangible assets related to acquisitions	11,915	7,867	4,990
Restructuring	–	87,108	62,550
Other	39,134	39,891	32,474

Total operating expenses	1,591,770	1,657,696	1,711,951

OPERATING INCOME (LOSS)	241,791	246,809	(181,988)

Provision for income taxes	27,408	45,385	31,727

NET INCOME (LOSS)	214,383	201,424	(213,715)

LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3,678	6,880	2,832

NET INCOME (LOSS) ATTRIBUTABLE TO LAZARD GROUP	$210,705	$194,544	$(216,547)

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$214,383	$201,424	$(213,715)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash items included in net income (loss):
Depreciation and amortization of property	24,580	22,712	22,541
Amortization of deferred expenses, share-based incentive compensation and interest rate hedge	299,654	315,617	371,363
Amortization of intangible assets related to acquisitions	11,915	7,867	4,990
Deferred tax provision (benefit)	(9,431)	6,108	(8,017)
Investment losses (including other-than-temporary impairment losses)	–	8,854	1,825
(Gains) loss on extinguishment of debt	(18,171)	424	(258)
(Increase) decrease in operating assets:
Deposits with banks	63,639	(221,072)	84,033
Cash deposited with clearing organizations and other segregated cash	16,408	(73,005)	(5,004)
Receivables-net	52,956	(199,048)	(1,927)
Investments	25,282	(21,537)	(37,293)
Other assets	(70,214)	(6,213)	25,930
Increase (decrease) in operating liabilities:
Deposits and other payables	(62,399)	43,535	(247,892)
Accrued compensation and benefits and other liabilities	(159,584)	(32,039)	274,778

Net cash provided by operating activities	389,018	53,627	271,354

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses in 2009 (net of cash acquired of $6,641), and equity method investments	–	–	(39,139)
Distributions relating to equity method investments	–	51,437	–
Additions to property	(46,438)	(13,382)	(11,913)
Disposals of property	1,161	432	583
Purchases of held-to-maturity securities	–	–	(136,095)
Proceeds from sales of held-to-maturity securities	–	132,209	–
Purchases of available-for-sale securities	–	–	(3,466)
Proceeds from sales and maturities of available-for-sale securities	–	241,029	93,472

Net cash provided by (used) in investing activities	(45,277)	411,725	(96,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from noncontrolling interests	13,328	4,624	1,474
Excess tax benefits from share-based incentive compensation	1,386	–	–
Other financing activities	–	33,312	52
Payments for:
Senior and subordinated debt	(131,829)	(10,375)	(635)
Capital lease obligations	(2,322)	(2,400)	(2,980)
Distributions to noncontrolling interests	(28,642)	(18,234)	(9,811)
Repurchase of common membership interests from members of LAZ-MD Holdings	(794)	(7,248)	(13,285)
Purchase of Lazard Ltd Class A common stock	(172,864)	(149,981)	(50,479)
Distributions to members	(92,454)	(122,000)	(118,214)
Settlement of vested share-based incentive compensation	(93,750)	(57,576)	(13,220)
Other financing activities	(33,538)	(144)	(210)

Net cash used in financing activities	(541,479)	(330,022)	(207,308)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6,070)	(10,271)	24,967

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(203,808)	125,059	(7,545)
CASH AND CASH EQUIVALENTS—January 1	1,024,792	899,733	907,278

CASH AND CASH EQUIVALENTS—December 31	$820,984	$1,024,792	$899,733

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$92,702	$101,751	$98,611

Income taxes	$54,511	$66,732	$28,185

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity
Balance – January 1, 2009	$227,036	$ (121,407)	$105,629	$20,881	$126,510

Comprehensive income (loss):
Net loss	(216,547)		(216,547)	2,832	(213,715)
Other comprehensive income (loss) - net of tax:
Currency translation adjustments		62,992	62,992	197	63,189
Amortization of interest rate hedge		1,077	1,077		1,077
Available-for-sale securities:
Net unrealized gain		27,612	27,612	2	27,614
Adjustment for items reclassified to earnings		1,268	1,268		1,268
Employee benefit plans:
Prior service costs		(15,152)	(15,152)		(15,152)
Net actuarial loss		(18,215)	(18,215)		(18,215)
Adjustment for items reclassified to earnings		3,033	3,033		3,033

Comprehensive income (loss)			(153,932)	3,031	(150,901)

Amortization of share-based incentive compensation	358,062		358,062		358,062
Acquisitions of and distributions to members and noncontrolling interests, net	(118,214)		(118,214)	101,505	(16,709)
Purchase of Lazard Ltd Class A common stock	(50,479)		(50,479)		(50,479)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation	(13,220)		(13,220)		(13,220)
Repurchase of common membership interests from LAZ-MD Holdings	(13,285)		(13,285)		(13,285)
Business acquisitions:
Common membership interests issued	32,384		32,384		32,384
Adjustments related to business acquisitions and related amortization	10,778		10,778		10,778
Adjustments related to noncontrolling interests	(2,143)		(2,143)	2,143	–
Other	(209)		(209)		(209)

Balance – December 31, 2009 (*)	$214,163	$(58,792)	$155,371	$127,560	$282,931

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009—(CONTINUED)

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity
Balance – January 1, 2010	$214,163	$(58,792)	$155,371	$127,560	$282,931

Comprehensive income (loss):
Net income	194,544		194,544	6,880	201,424
Other comprehensive income (loss)-net of tax:
Currency translation adjustments		(9,508)	(9,508)	52	(9,456)
Amortization of interest rate hedge		1,163	1,163		1,163
Available-for-sale securities:
Net unrealized gain		3,129	3,129		3,129
Adjustments for items reclassified to earnings		9,501	9,501		9,501
Employee benefit plans:
Net actuarial gain		17,841	17,841		17,841
Adjustments for items reclassified to earnings		1,643	1,643		1,643

Comprehensive income			218,313	6,932	225,245

Amortization of share-based incentive compensation	305,303		305,303		305,303
Distributions to members and noncontrolling interests, net	(122,000)		(122,000)	(13,610)	(135,610)
Purchase of Lazard Ltd Class A common stock	(149,981)		(149,981)		(149,981)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation	(57,576)		(57,576)		(57,576)
Repurchase of common membership interests from LAZ-MD Holdings	(7,248)		(7,248)		(7,248)
Business acquisitions:
Common membership interests issued	20,804		20,804		20,804
Lazard Ltd Class A common stock issued / issuable (including in connection with LAM Merger and related amortization)	6,701		6,701		6,701
Other	(122)		(122)		(122)

Balance–December 31, 2010 (*)	$404,588	$(35,023)	$369,565	$120,882	$490,447

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 and 2009—(Continued)

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity
Balance – January 1, 2011	$404,588	$(35,023)	$369,565	$120,882	$490,447

Comprehensive income (loss):
Net income	210,705		210,705	3,678	214,383
Other comprehensive income (loss) - net of tax:
Currency translation adjustments		(9,241)	(9,241)	(235)	(9,476)
Amortization of interest rate hedge		1,054	1,054		1,054
Employee benefit plans:
Net actuarial loss		(38,248)	(38,248)		(38,248)
Adjustments for items reclassified to earnings		2,206	2,206		2,206

Comprehensive income			166,476	3,443	169,919

Amortization of share-based incentive compensation	275,142		275,142		275,142
Distributions to members and noncontrolling interests, net	(92,454)		(92,454)	(20,402)	(112,856)
Purchase of Lazard Ltd Class A common stock	(172,864)		(172,864)		(172,864)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation and related tax benefit of $972	(92,778)		(92,778)		(92,778)
Repurchase of common membership interests from LAZ-MD Holdings	(794)		(794)		(794)
Business acquisitions:
Delivery of Lazard Ltd Class A common stock	103,567		103,567		103,567
Common membership interests issued	53,486		53,486		53,486
Lazard Ltd Class A common stock issuable (including in connection with LAM Merger and related amortization)	5,201		5,201		5,201
Other	(203)		(203)		(203)

Balance – December 31, 2011 (*)	$693,596	$(79,252)	$614,344	$103,923	$718,267

(*)	Includes 123,686,338, 127,350,561 and 129,766,090 common membership interests at December 31, 2009, 2010 and 2011, respectively. Also includes profit participation interests and two managing member interests at each such date.

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

Lazard Ltd, a Bermuda holding company (“Lazard Ltd”), including its indirect investment in Lazard Group, is one of the world’s preeminent financial advisory and asset management firms and has long specialized in crafting solutions to the complex financial and strategic challenges of our clients. We serve a diverse set of clients around the world, including corporations, partnerships, institutions, governments and high net worth individuals.

Lazard Ltd indirectly held approximately 94.8% and 94.0% of all outstanding Lazard Group common membership interests as of December 31, 2011 and 2010, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group. LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by Lazard Group’s current and former managing directors, held approximately 5.2% and 6.0% of the outstanding Lazard Group common membership interests as of December 31, 2011 and 2010, respectively. Additionally, LAZ-MD Holdings was the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”) which provided LAZ-MD Holdings with approximately 5.2% and 6.0% of the voting power but no economic rights in Lazard Ltd as of December 31, 2011 and 2010, respectively. Subject to certain limitations, LAZ-MD Holdings’ interests in Lazard Group are exchangeable for Lazard Ltd Class A common stock, par value $0.01 per share (“Class A common stock”).

Lazard Group’s principal operating activities are included in two business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”) and other strategic matters, restructurings, capital structure, capital raising and various other financial matters, and

•	Asset Management, which includes strategies for the management of equity and fixed income securities and alternative investment and private equity funds, as well as wealth management.

In addition, we record selected other activities in our Corporate segment, including management of cash, certain investments and the commercial banking activities of Lazard Group’s Paris-based Lazard Frères Banque SA (“LFB”). We also allocate outstanding indebtedness to our Corporate segment.

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

2. SIGNIFICANT ACCOUNTING POLICIES

The accounting policies below relate to reported amounts and disclosures in the consolidated financial statements.

Foreign Currency Translation—The consolidated financial statements are presented in U.S. Dollars. Many of the Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. Dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. Dollars at year-end exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. Dollars are reported in “accumulated other comprehensive income (loss), net of tax” (“AOCI”). Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of operations. Net foreign currency remeasurement gains (losses) amounted to $1,387, $(1,606) and $5,713, respectively, for the years ended December 31, 2011, 2010 and 2009, and are included in “revenue-other” on the respective consolidated statements of operations.

Use of Estimates—In preparing the consolidated financial statements, management makes estimates and assumptions regarding:

•

valuations of assets and liabilities requiring fair value estimates including, but not limited to, investments, derivatives, securities sold, not yet purchased and assumptions used to value pension and other post-retirement plans;

•	the adequacy of the allowance for doubtful accounts;

•	the realization of deferred taxes and adequacy of tax reserves for uncertain tax positions;

•	the outcome of litigation;

•	the carrying amount of goodwill and other intangible assets;

•	the amortization period of intangible assets;

•	the valuation of shares issued or issuable that contain transfer restrictions;

•	share-based and other deferred compensation plan forfeitures, and

•	other matters that affect the reported amounts and disclosure of contingencies in the consolidated financial statements.

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

With respect to fees receivable from Financial Advisory activities, such receivables are generally deemed past due when they are outstanding 60 days from the date of invoice. However, some Financial Advisory transactions include specific contractual payment terms that may vary from one month to four years (as is the case for our Private Fund Advisory fees) following the invoice date or may be subject to court approval (as is the case with bankruptcy-related restructuring assignments). In such cases, receivables are deemed past due when payment is not received by the agreed-upon contractual date or the court approval date, respectively. Financial Advisory fee receivables past due in excess of 180 days are fully provided for unless there is evidence that the balance is collectable. Asset Management fees are deemed past due and fully provided for when such receivables are outstanding 12 months after the invoice date. Notwithstanding our policy for receivables past due, we specifically reserve against exposures relating to Financial Advisory and Asset Management fees where we determine receivables are impaired.

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

Investments in debt and marketable equity securities held at the Company’s non broker-dealer subsidiaries may include “trading”, “available-for-sale” and “held-to-maturity” securities. Investments in debt and marketable equity securities considered “trading” securities are accounted for at fair value, with any increase or decrease in fair value reflected in “revenue-other” in the consolidated statements of operations. Investments in debt securities considered “available-for-sale” securities are accounted for at fair value, with any increase or decrease in fair value reported in AOCI, until such time they are realized and reclassified to earnings. Investments in debt securities considered “held-to-maturity” securities are accounted for at amortized cost. Declines in the fair value of “available-for-sale” and “held-to-maturity” securities that are determined to be other-than-temporary are charged to earnings, which, for periods beginning after April 1, 2009, may only include the credit loss component of such declines. At December 31, 2010 and subsequent thereto, the Company had no “available-for-sale” or “held-to-maturity” debt or marketable equity securities.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Other investments include general partnership and limited partnership interests in alternative asset management funds, fixed income funds and private equity investments accounted for at fair value, as well as investments accounted for under the equity method of accounting. Any increases or decreases in the carrying value of those investments accounted for at fair value and the Company’s share of net income or losses pertaining to its equity method investments are reflected in “revenue-other” in the consolidated statements of operations.

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

Property-net—Property is stated at cost or, in the case of buildings under capital leases, the present value of the future minimum lease payments, less accumulated depreciation and amortization. Buildings represent owned property and amounts recorded pursuant to capital leases (see Notes 10 and 14 of Notes to Consolidated Financial Statements), with the related obligations recorded as capital lease obligations. Such buildings are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are capitalized and are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Depreciation of furniture and equipment, including computer hardware and software, is determined on a straight-line basis using estimated useful lives. Depreciation and amortization expense aggregating $24,580, $22,712 and $22,541 for the years ended December 31, 2011, 2010 and 2009, respectively, is included on the respective consolidated statements of operations in “occupancy and equipment” or “technology and information services”, depending on the nature of the underlying asset. Repairs and maintenance are expensed as incurred.

Goodwill and Other Intangible Assets—As goodwill has an indefinite life, it is required to be tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. For years prior to 2011, the Company assessed whether any goodwill recorded by its applicable reporting units was impaired by comparing the fair value of each reporting unit with its respective carrying amount. In this process, Lazard used its best judgment and information available to it at the time to perform this review and utilized various valuation techniques in order to determine the applicable fair values. Commencing in 2011, as permitted under an amendment issued by the Financial Accounting Standards Board (the “FASB”), the Company elected to perform a qualitative evaluation about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in lieu of actually calculating the fair value of the reporting unit.

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

The Company enters into forward foreign currency exchange rate contracts, interest rate swaps, interest rate futures, equity and fixed income swaps and other derivative contracts to hedge exposures to fluctuations in currency exchange rates, interest rates and equity and debt markets. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value, and are included in “other assets” and “other liabilities” on the consolidated statements of financial condition. Except for derivative instruments hedging its then “available-for-sale” securities held prior to 2011 (see Note 5 of Notes to Consolidated Financial Statements), the Company elected not to apply hedge accounting to its other derivative instruments. Gains and losses on the Company’s derivative contracts not designated as hedging instruments, as well as gains and losses on derivative instruments accounted for as fair value hedges, are included in “interest income” and “interest expense”, respectively, or “revenue-other”, depending on the nature of the underlying item, on the consolidated statements of operations. Furthermore, with respect to derivative instruments designated as fair value hedges, the hedged item is required to be adjusted for changes in fair value of the risk being hedged, with such adjustment accounted for in the consolidated statements of operations.

In addition to the derivative instruments above, the Company recognized a derivative liability relating to its obligation pertaining to Lazard Fund Interests awards (“Lazard Fund Interests”) and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments and is included in “accrued compensation and benefits” on the consolidated statement of financial condition as of December 31, 2011. Changes in the fair value of the derivative liability are included in “compensation and benefits” on the consolidated statement of operations for the year ended December 31, 2011, the impact of which equally offsets the changes in the fair value of the underlying investments owned and is reported in “revenue-other” in the consolidated statement of operations. For information regarding Lazard Fund Interests and other similar deferred compensation arrangements, see Notes 7 and 16 of Notes to Consolidated Financial Statements.

Deposits and Other Customer Payables—Principally relates to LFB customer-related demand and time deposits, both interest-bearing and non-interest bearing, short-term inter-bank borrowings and amounts due on short-term collateralized borrowing activities. Collateralized borrowing activities amounted to $8,928 and $7,483 at December 31, 2011 and 2010, respectively, and were fully collateralized with pledged assets of equal or greater value at each such date.

Securities Sold, Not Yet Purchased—Securities sold, not yet purchased represents liabilities for securities sold for which payment has been received and the obligations to deliver such securities are included within “other liabilities” in the consolidated statements of financial condition. These securities are accounted for at fair value, with any increase or decrease in fair value recorded in earnings in accordance with standard securities industry practices. Such gains and losses are reflected in “revenue-other” in the consolidated statements of operations.

Fair Value of Financial Assets and Liabilities—The majority of the Company’s financial assets and liabilities are recorded at fair value or at amounts that approximate fair value. Such assets and liabilities include cash and cash equivalents, deposits with banks, cash deposited with clearing organizations and other segregated cash, receivables, investments (excluding investments accounted for at amortized cost, interest-bearing deposits or using the equity

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

method of accounting), derivative instruments and deposits and other customer payables. For information regarding the fair value of the Company’s senior and subordinated debt, see Note 13 of Notes to Consolidated Financial Statements.

Revenue Recognition

Investment Banking and Other Advisory Fees—Fees for M&A and Strategic Advisory services and Restructuring advisory services are recorded when earned, which is generally the date the related transactions are consummated. Expenses that are directly related to such transactions and billable to clients are deferred to match revenue recognition. “Investment banking and other advisory fees” on the Company’s consolidated statements of operations are presented net of client reimbursements of expenses. The amount of expenses reimbursed by clients for the years ended December 31, 2011, 2010 and 2009 are $18,942, $20,216 and $21,673, respectively.

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

Share-Based Incentive Compensation Awards—Share-based incentive compensation awards that do not require future service are expensed immediately; however, awards that require future service are amortized over the applicable

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

vesting period or requisite service period. Expense relating to share-based incentive compensation awards is generally based on the fair value of the Company’s Class A common stock on the date of grant, and is recognized in “compensation and benefits” (and, as applicable, in “restructuring” expense, with respect to the expense associated with the acceleration of unrecognized expense pertaining to awards granted previously to individuals who were terminated by the Company in the restructuring programs described in Note 18 of Notes to Consolidated Financial Statements).

Income Taxes—Substantially all of Lazard’s operations outside the U.S. are conducted in “pass-through” entities for U.S. income tax purposes and the Company provides for U.S. income taxes on a current basis for substantially all of those earnings. The repatriation of prior year earnings attributable to “non-pass-through” entities would not result in the recognition of a material amount of additional U.S. income taxes.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, a valuation allowance is established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the following possible sources of taxable income when assessing the realization of deferred tax assets:

•	future reversals of existing taxable temporary differences;

•	future taxable income exclusive of reversing temporary differences and carryforwards;

•	taxable income in prior carryback years; and

•	tax-planning strategies.

The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence, including, but not limited to, the following:

•	nature, frequency, and severity of any recent losses;

•	duration of statutory carryforward periods;

•	historical experience with tax attributes expiring unused; and

•	near- and medium-term financial outlook.

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

3. RECENT ACCOUNTING DEVELOPMENTS

Fair Value Measurements—During May 2011, the FASB amended its fair value measurement guidance, which it states was designed to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Although many of the changes for U.S. GAAP purposes are clarifications of existing guidance or wording changes to align with IFRS, additional disclosures about fair value measurements would be required, including (i) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (ii) the valuation processes used and the sensitivity of fair value measurements related to investments categorized within Level 3 of the hierarchy of fair value measurements to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any, and (iii) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial condition but for which the fair value is required to be disclosed. The amended fair value measurement guidance will become effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. Early application is not permitted. The Company does not anticipate that the adoption of the amended fair value measurement guidance will have a material impact on the Company’s consolidated financial statements.

Other Comprehensive Income—During June 2011, the FASB amended its guidance regarding the presentation of comprehensive income, which it states was designed to improve comparability, consistency and transparency. The amendment requires that all changes in comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the one-statement approach, the Company would present total net income, including its components, followed by other comprehensive income, including its components, and a total of comprehensive income. In the two-statement approach, the first statement would present total net income and its components as currently presented by the Company in its consolidated statement of operations, followed consecutively by a second statement that would present the components of other comprehensive income, total other comprehensive income and the total of comprehensive income. The amendment is to be applied retrospectively and is effective with interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company will adopt the amendment in the first quarter of 2012.

Goodwill—During September 2011, the FASB amended its guidance regarding goodwill impairment testing by allowing an entity the option to make a qualitative evaluation about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in lieu of actually calculating the fair value of a reporting unit. The amendment became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted. The Company adopted the amendment during the year ended December 31, 2011. The adoption of the amended guidance did not have a material impact on the Company’s consolidated financial statements.

Offsetting of Assets and Liabilities—During December 2011, the FASB issued new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its derivative and other financial instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under IFRS. The Company does not anticipate that the adoption of the new disclosure requirements will have a material impact on the Company’s consolidated financial statements.

4. RECEIVABLES - NET

The Company’s “receivables - net” represents receivables from fees, customers and other and related parties.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

In connection with short-term collateralized lending activities of LFB, the Company typically receives a pledge of specifically identified securities of equal or greater value than the amount of the cash loaned and that are permitted to be sold or repledged. Collateralized customer loan receivables, which amounted to $5,952 and $4,009 at December 31, 2011 and 2010, respectively, were collateralized by securities of equal or greater value at each such date, none of which were sold or repledged at each such date.

Receivables are stated net of an estimated allowance for doubtful accounts of $19,450 and $15,017 at December 31, 2011 and 2010, respectively, for past due amounts and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. The Company recorded bad debt expense of $7,952, $8,392 and $4,509 for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, the Company recorded charge-offs, foreign currency translation and other adjustments, which resulted in a net decrease to the allowance for doubtful accounts of $3,519, $4,950 and $8,817 for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011 and 2010, the Company had receivables deemed past due or uncollectible of $22,785 and $17,101, respectively.

5. INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010
Debt:
U.S. Government and agencies	$1,260	$31,900
Non-U.S. Government and other debt and interest-bearing deposits	22,808	29,693

	24,068	61,593

Equities (a)	156,053	88,437

Other:
Interests in alternative asset management funds (a)	20,610	58,656
Fixed income funds (a)	21,008	4,679
Private equity	122,718	163,482
Equity method investments	11,053	11,291

	175,389	238,108

Total investments	355,510	388,138
Less:
Interest-bearing deposits	2,834	7,754
Equity method investments	11,053	11,291

Investments, at fair value	$341,623	$369,093

Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$4,282	$2,897

(a)	At December 31, 2011, equities, interests in alternative asset management funds and fixed income funds include investments with fair values of $19,857, $2,256 and $5,212, respectively, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests and other similar deferred compensation arrangements. Lazard Fund Interests represent grants by the Company to eligible employees of actual or notional interests in several Lazard managed funds (see Notes 7 and 16 of Notes to Consolidated Financial Statements).

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

During the year ended December 31, 2010, the Company sold “available-for-sale” debt securities for $214,540, which equaled its then carrying value, and sold “held-to-maturity” U.S. government and agency debt securities for $132,209, which had a carrying value of $126,573. Accordingly, there are no “available-for-sale” or “held-to-maturity” securities at December 31, 2010 and subsequent thereto.

During the year ended December 31, 2009, an other-than-temporary impairment charge of $1,825 pertaining to “available-for-sale” debt securities was recognized in “other-revenue” on the consolidated statement of operations, representing the credit loss component of debt securities whose fair value was below amortized cost. There were no other-than-temporary impairment charges recognized during the year ended December 31, 2010.

The Company’s debt securities included in the table above are categorized as “trading” securities. Non-U.S. Government and other debt includes U.S. state and municipal debt securities, as well as amounts seeding products of our Asset Management business.

Equities primarily represent the Company’s investments in marketable equity securities of large-, mid- and small-cap domestic, international and global companies seeding new Asset Management products and includes investments in public and private asset management funds managed both by LAM and third-party asset managers.

Interests in alternative asset management funds represent (i) general partner (“GP”) interests owned by Lazard in various Lazard-managed alternative asset management funds and (ii) GP interests consolidated by the Company pertaining to noncontrolling interests in such alternative asset management funds, the latter of which aggregated $777 and $8,219 at December 31, 2011 and 2010, respectively. Such noncontrolling interests, which represent GP interests held directly by certain of our Asset Management managing directors or employees of the Company, are deemed to be controlled by, and therefore consolidated by, the Company in accordance with U.S. GAAP. Noncontrolling interests are presented within “members’ equity” on the consolidated statements of financial condition (see Note 15 of Notes to Consolidated Financial Statements).

Fixed income funds primarily consist of amounts seeding products of our Asset Management businesses.

Private equity investments include those owned by Lazard and those consolidated but not owned by Lazard. Private equity investments owned by Lazard are primarily comprised of investments in private equity funds and direct private equity interests. Such investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies, (ii) Corporate Partners II Limited (“CP II”), a private equity fund targeting significant noncontrolling-stake investments in established public and private companies, (iii) Lazard Senior Housing Partners LP (“Senior Housing”), which targets controlling interests in companies and assets in the senior housing, extended-stay hotel and shopping center sectors and (iv) Edgewater Growth Capital Partners III L.P. (“EGCP III”), a private equity fund primarily making equity and buyout investments in lower middle market companies.

Private equity investments consolidated but not owned by Lazard relate to the economic interests that are owned by the leadership team and other investors in the Edgewater Funds (“Edgewater”) which aggregated $18,502 and $67,206 at December 31, 2011 and 2010, respectively (see Note 9 of Notes to Consolidated Financial Statements).

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

The Company recognized gross investment gains and losses for the years ended December 31, 2011, 2010 and 2009, including a gain of $5,636 from the sale of “held-to-maturity” securities during the fourth quarter of 2010, in “revenue-other” on its consolidated statements of operations as follows:

	Year Ended December 31,
	2011	2010	2009
Gross investment gains	$13,642	$45,503	$53,319
Gross investment losses	$21,607	$19,703	$19,740

The table above includes gross unrealized investment gains and losses pertaining to “trading” securities as follows:

	Year Ended December 31,
	2011	2010	2009
Gross unrealized investment gains	$137	$78	$3,723
Gross unrealized investment losses	$623	$512	$–

Within AOCI, the Company recorded a reduction in net unrealized losses of $17,923 and $46,273 during the years ended December 31, 2010 and 2009, respectively, pertaining to “available-for-sale” debt securities. The reduction in net unrealized losses during the year ended December 31, 2010 includes the reclassification to earnings of realized gains of $1,755 and realized losses of $16,245 from the sale of the “available-for-sale” portfolio. With respect to adjustments for items reclassified to earnings, the average cost basis is utilized for purposes of calculating realized investment gains and losses.

6. FAIR VALUE MEASUREMENTS

Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

Level 1.	Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Lazard has the ability to access.

Level 2.

Assets and liabilities whose values are based on quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in non-active markets or assets valued based on net assets value (“NAV”, or its equivalent) redeemable at the measurement date or within the near term

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

without redemption restrictions, or inputs other than quoted prices that are directly observable or derived principally from, or corroborated by, market data.

Level 3.	Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. Items included in Level 3 include securities or other financial assets whose volume and level of activity have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis as well as assets valued based on NAV not redeemable within the near term.

The Company’s investments in U.S. Government and agency debt securities as well as in non-U.S. Government and other debt securities are considered Level 1 assets when their respective fair values are based on unadjusted quoted prices in active markets and are considered Level 2 assets when their fair values are primarily based on broker quotes as provided by external pricing services.

The fair value of equities is principally classified as Level 1, Level 2 or Level 3 as follows: marketable equity securities are classified as Level 1 and are valued based on the last trade price on the primary exchange for that security; public asset management funds are classified as Level 1 and are valued based on the reported closing price for the fund; investments in private asset management funds are classified as Level 2 and are primarily valued based on information provided by fund managers and, secondarily, from external pricing services to the extent managed by LAM; and Level 3 represents equities valued based on NAV and are not redeemable within the near term.

The fair value of interests in alternative asset management funds is classified as either Level 2 or Level 3 depending on the time frame of any applicable redemption restriction, and is based on information provided by external pricing services.

The Company’s investments in fixed income funds are considered Level 1 assets when the fair values are based on the reported closing price for the fund or Level 2 assets when their fair values are primarily based on broker quotes as provided by external pricing services.

The fair value of private equity investments is classified as Level 3, and is primarily based on NAV and are not redeemable within the near term.

The fair values of derivatives entered into by the Company are classified as Level 2 and are based on the values of the related underlying assets, indices or reference rates as follows - the fair value of forward foreign currency exchange rate contracts is a function of the spot rate and the interest rate differential of the currency from the trade date to settlement date; the fair value of equity and fixed income swaps is based on the change in fair values of the related underlying equity security, financial instrument or index and a specified notional holding; and the fair values of interest rate swaps are based on the interest rate yield curve.

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following tables present the categorization of investments and certain other assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 into the three-level fair value hierarchy in accordance with fair value measurement disclosure requirements:

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt:
U.S. Government and agencies	$1,260	$–	$–	$1,260
Non-U.S. Government and other debt (excluding interest-bearing deposits)	15,850	4,124	–	19,974
Equities	115,380	37,332	3,341	156,053
Other (excluding equity method investments):
Interest in alternative asset management funds	–	13,569	7,041	20,610
Fixed income funds	17,689	3,319	–	21,008
Private equity	–	–	122,718	122,718
Derivatives	–	7,131	–	7,131

Total Assets	$150,179	$65,475	$133,100	$348,754

Liabilities:
Securities sold, not yet purchased	$4,282	$–	$–	$4,282
Derivatives	–	30,572	–	30,572

Total Liabilities	$4,282	$30,572	$–	$34,854

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt:
U.S. Government and agencies	$31,900	$–	$–	$31,900
Non-U.S. Government and other debt (excluding interest-bearing deposits)	21,939	–	–	21,939
Equities	66,269	21,852	316	88,437
Other (excluding equity method investments):
Interest in alternative asset management funds	–	58,656	–	58,656
Fixed income funds	–	4,679	–	4,679
Private equity	–	–	163,482	163,482
Derivatives	–	1,874	–	1,874

Total Assets	$120,108	$87,061	$163,798	$370,967

Liabilities:
Securities sold, not yet purchased	$2,897	$–	$–	$2,897
Derivatives	–	3,230	–	3,230

Total Liabilities	$2,897	$3,230	$–	$6,127

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the years ended December 31, 2011 and 2010.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31, 2011
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$316	$72	$3,155	$(195)	$(7)	$3,341
Interest in alternative asset management funds	–	(169)	7,210	–	–	7,041
Private equity	163,482	(3,319)	33,117	(69,218)	(1,344)	122,718

Total Level 3 Assets	$163,798	$(3,416)	$43,482	$(69,413)	$(1,351)	$133,100

	Year Ended December 31, 2010
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Purchases/ Acquisitions	Sales/ Disposition	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$305	$6	$14	$–	$(9)	$316
Private equity	135,914	8,646	34,288	(11,985)	(3,381)	163,482

Total Level 3 Assets	$136,219	$8,652	$34,302	$(11,985)	$(3,390)	$163,798

	Year Ended December 31, 2009
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue-Other	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$2,453	$(97)	$42	$(2,093)	$–	$305
Private equity	83,931	6,593	46,938	(3,087)	1,539	135,914

Total Level 3 Assets	$86,384	$6,496	$46,980	$(5,180)	$1,539	$136,219

Sales/dispositions of private equity investments for the year ended December 31, 2011 include $49,500 in connection with a reduction of interests in a fund of Edgewater as such fund is no longer consolidated by Lazard.

With respect to net unrealized/realized gains (losses) relating to Level 3 assets, the amount included in earnings for the years ended December 31, 2011, 2010 and 2009 pertaining to investments outstanding at the end of each respective year was $(3,268), $8,299 and $7,178, respectively.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Fair Value of Certain Investments Based on NAV—The Company’s Level 2 and Level 3 investments at December 31, 2011 include certain investments that are valued using an NAV as a practical expedient in determining fair value. Information with respect thereto was as follows:

				Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments	% of Fair Value Not Redeemable	% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Equity funds	$40,512	$–	2%	1%	0%	1%	Quarterly	60 Days
Interests in alternative asset management funds	20,600	–	0%	0%	0%	0%	Quarterly	>90 Days
Fixed income funds	3,319	–	0%	0%	0%	0%	Monthly	60 Days
Private equity funds	121,276	52,197	100%	33%	28%	39%	NA

Total	$185,707	$52,197

Investment Capital Funding Commitments—At December 31, 2011, the maximum unfunded commitments by the Company for capital contributions to investment funds related to (i) CP II, amounting to $2,492 for potential “follow-on investments” and/or for CP II expenses through the earlier of February 25, 2017 or the liquidation of the fund, (ii) EGCP III, amounting to $41,753, through the earlier of October 12, 2016 (i.e., the end of the investment period) for investments and/or expenses (with a portion of the undrawn amount of such commitment as of that date remaining committed until October 12, 2023 in respect of “follow-on investments” and/or EGCP III expenses) or the liquidation of the fund and (iii) a Lazard-managed Australian private equity fund, amounting to $7,952, through the earlier of November 11, 2016 (i.e., the end of the investment period) for investments and/or expenses (with a portion of the undrawn amount of such commitment as of that date remaining committed until November 11, 2019 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund.

7. DERIVATIVES

The table below represents the fair values of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liability relating to its obligation pertaining to Lazard Fund Interests and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 16 of Notes to Consolidated Financial Statements) on the accompanying consolidated statements of financial condition as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Derivative Assets:
Forward foreign currency exchange rate contracts	$4,245	$1,432
Interest rate swaps	1	57
Equity and fixed income swaps and other	2,885	385

	$7,131	$1,874

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

	December 31,
	2011	2010
Derivative Liabilities:
Forward foreign currency exchange rate contracts	$304	$2,151
Interest rate swaps	277	326
Equity and fixed income swaps	91	753
Lazard Fund Interests and other similar deferred compensation arrangements	29,900	–

	$30,572	$3,230

Net gains (losses) with respect to derivative instruments not designated as hedging instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liability relating to its obligation pertaining to Lazard Fund Interests and other similar deferred compensation arrangements (reported in “compensation and benefits” expense, which equally offsets corresponding amounts reported in “revenue-other” as described above) as reflected on the accompanying consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, by type of derivative, were as follows:

	Year Ended December 31,
	2011	2010	2009
Forward foreign currency exchange rate contracts	$2,422	$2,291	$3,311
Interest rate swaps	(13)	(294)	625
Equity and fixed income swaps and other	5,058	(6,415)	(13,810)
Lazard Fund Interests and other similar deferred compensation arrangements	(3,024)	–	–

	$4,443	$(4,418)	$(9,874)

Derivatives designated as hedging instruments related to interest rate swaps that hedged “available-for-sale” securities and had been accounted for as fair value hedges. For the years ended December 31, 2010 and 2009, the Company recognized pre-tax losses pertaining to interest rate swaps of $2,844 and $1,263, respectively. These losses were substantially offset by gains recognized on the hedged risk portion of such “available-for-sale” securities.

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

The aggregate non-contingent consideration relating to the equity interests of LAM held by present and former employees of LAM and its subsidiaries (the “Transaction Consideration”) consisted of (i) cash payments made from the closing of the LAM Merger through January 2, 2009 of approximately $60,000, (ii) a cash payment made on October 31, 2011 of approximately $90,000, (iii) the delivery on October 31, 2011 of 2,210,520 shares of Class A common stock and (iv) the satisfaction of certain employees’ tax obligations in lieu of delivering 68,384 shares of Class A common stock on October 31, 2011. In addition, with respect to certain former employees of LAM and its subsidiaries, as of December 31, 2011, additional cash payments of $961 and

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

additional issuances of 24,537 shares of Class A common stock are subject to delayed payment/issuance until the eighth anniversary of the closing of the LAM Merger because the applicable employees were no longer employed by Lazard or its affiliates on October 31, 2011, subject to certain exceptions. The related liabilities for the present value of the unpaid cash consideration as of December 31, 2010 were recorded in the accompanying consolidated statement of financial condition in “accrued compensation and benefits” and “other liabilities”, and amounted to $15,152 and $71,394, respectively.

In connection with the LAM Merger, Lazard Group recorded a related party payable to subsidiaries of Lazard Ltd of $64,305 at December 31, 2010 (see Note 20 of Notes to Consolidated Financial Statements). Such amount became members’ equity as the related shares of Class A common stock were issued.

9. BUSINESS ACQUISITIONS

On July 15, 2009, the Company established a private equity business with Edgewater. Edgewater manages funds primarily focused on buy-out and growth equity investments in middle market companies. The acquisition was structured as a purchase by Lazard Group of interests in a holding company that in turn owns interests in the general partner and management company entities of the current Edgewater private equity funds (the “Edgewater Acquisition”). Following the Edgewater Acquisition, Edgewater’s leadership team retained a substantial economic interest in such entities.

The aggregate fair value of the consideration recognized by the Company at the acquisition date was $61,624. Such consideration consisted of (i) a one-time cash payment, (ii) 1,142,857 shares of Class A common stock (the “Initial Shares”) and (iii) up to 1,142,857 additional shares of Class A common stock subject to earnout criteria and payable over time (the “Earnout Shares”). The Initial Shares are subject to forfeiture provisions that lapse only upon the achievement of certain performance thresholds and transfer restrictions during the four year period ending December 2014. The Earnout Shares will be issued only if certain performance thresholds are met. On December 30, 2011, 285,715 Initial Shares and 57,287 Earnout Shares became unrestricted or were otherwise delivered.

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

In prior years, the Company made certain other business acquisitions. These purchases were affected through an exchange of a combination of cash, Class A common stock, and by Lazard Ltd issuing shares of non-participating convertible Series A and Series B preferred stock, which are or were each convertible into Class A common stock. In connection with such acquisitions, as of December 31, 2011 and 2010, 47,474 and 1,295,029 shares of Class A common stock, respectively, were issuable on a non-contingent basis. Additionally, at December 31, 2010, 4,862 shares of Series A preferred stock were convertible into shares of Class A common stock on a non-contingent basis. During the year ended December 31, 2011, an additional 9,238 shares of Series A preferred stock became convertible, with the total of 14,100 shares of Series A preferred stock converting into 2,434,561 shares of Class A common stock during the year. Depending upon the future performance of such businesses acquired, at December 31, 2011 and 2010, 7,921 and 17,159 shares of Series A preferred stock were contingently convertible into shares of Class A common stock.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

In connection with Lazard Group’s acquisitions of Goldsmith, Agio, Helms & Lynncr, LLC (“GAHL”) and Edgewater’s management vehicles, as well as Lazard Ltd’s acquisition of Carnegie, Wylie & Company (Holdings) PTY LTD (“CWC”) and subsequent contribution of CWC to Lazard Group, Lazard Group recorded related party payables of $3,695 and $60,190 at December 31, 2011 and 2010, respectively, to subsidiaries of Lazard Ltd (see Note 20 of Notes to the Consolidated Financial statements). Such amounts become members’ equity as the related shares of Class A common stock are issued.

10. PROPERTY-NET

At December 31, 2011 and 2010 property-net consists of the following:

	Estimated Depreciable Life in Years	December 31,
		2011	2010
Buildings	33	$164,168	$168,711
Leasehold improvements	5-20	159,191	156,250
Furniture and equipment	3-10	85,396	74,881
Construction in progress		26,347	1,580

Total		435,102	401,422
Less - Accumulated depreciation and amortization		266,673	250,898

Property-net		$168,429	$150,524

11. GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at December 31, 2011 and 2010 are presented below:

	December 31,
	2011	2010
Goodwill	$356,657	$313,229
Other intangible assets (net of accumulated amortization)	36,442	48,210

	$393,099	$361,439

At December 31, 2011 and 2010, goodwill of $292,116 and $251,599, respectively, was attributable to the Company’s Financial Advisory segment and, at such respective dates, $64,541 and $61,630 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
	2011	2010	2009
Balance, January 1	$313,229	$261,703	$170,277
Business acquisitions, including additional contingent consideration earned relating thereto	42,566	41,174	70,965
Foreign currency translation adjustments	862	10,352	20,461

Balance, December 31	$356,657	$313,229	$261,703

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The Company performs a goodwill impairment test annually or more frequently if circumstances indicate that impairment may have occurred. The Company has selected December 31 as the date to perform its annual impairment test. Pursuant to the Company’s goodwill impairment review for the years ended December 31, 2011, 2010 and 2009, the Company determined that no impairment existed.

The gross cost and accumulated amortization of other intangible assets as of December 31, 2011 and 2010, by major intangible asset category, are as follows:

	December 31, 2011			December 31, 2010
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/performance fees	$30,740	$7,122	$23,618	$30,740	$890	$29,850
Management fees, customer relationships and non-compete agreements	32,624	19,800	12,824	32,477	14,117	18,360

	$63,364	$26,922	$36,442	$63,217	$15,007	$48,210

Amortization expense of intangible assets for the years ended December 31, 2011, 2010 and 2009 was $11,915, $7,867 and $4,990, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2012	$5,397
2013	10,337
2014	8,332
2015	6,735
2016	5,641

Total amortization expense	$36,442

(a)	Approximately 46% of intangible asset amortization is attributable to a noncontrolling interest.

12. OTHER ASSETS AND OTHER LIABILITIES

The following table sets forth the Company’s other assets, by type, as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Current tax receivables and deferred tax assets (net of valuation allowance) and other taxes	$104,740	$73,704
Advances and prepayments	85,927	94,967
Deferred debt issuance costs	5,879	7,594
Other	50,648	38,930

Total	$247,194	$215,195

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following table sets forth the Company’s other liabilities, by type, as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Accrued expenses	$149,789	$136,209
Current and deferred income taxes and other taxes	93,344	91,665
Employee benefit-related liabilities	70,036	67,779
Unclaimed funds at LFB	27,281	28,026
Abandoned leased space (principally in the U.K.)	11,688	8,203
Securities sold, not yet purchased	4,282	2,897
LAM Merger (present value of unpaid cash consideration)	777	71,394
Other	62,955	85,285

Total	$420,152	$491,458

13. SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of December 31, 2011 and 2010:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of December 31,
				2011	2010
Lazard Group 7.125% Senior Notes (a)	$550,000	5/15/15	7.125%	$528,500	$528,500
Lazard Group 6.85% Senior Notes (b)	600,000	6/15/17	6.85%	548,350	548,350
Lazard Group Credit Facility (c)	150,000	4/29/13	1.90%	–	–

Total				$1,076,850	$1,076,850

(a)	During the year ended December 31, 2010, the Company repurchased $10,000 principal amount of the 7.125% Senior Notes, at a cost, excluding accrued interest, of $10,375, and, after the write-off of applicable unamortized debt issuance costs of $49, the Company recognized a pre-tax loss of $424. In connection with the issuance of the 7.125% Senior Notes, on April 1, 2005, Lazard Group entered into an interest rate forward agreement. On May 9, 2005, Lazard Group settled the interest rate forward agreement, of which $11,003 was deemed to be the effective portion of the hedge and recorded within AOCI and is being amortized as a charge to interest expense over the ten-year term of the 7.125% Senior Notes.

(b)	During the year ended December 31, 2009, the Company repurchased $900 principal amount of the 6.85% Senior Notes, at a cost, excluding accrued interest, of $635, and, after the write-off of applicable unamortized debt issuance costs of $7, the Company recognized a pre-tax gain of $258.

(c)	On April 29, 2010, Lazard Group entered into a $150,000, three-year senior revolving credit facility with a group of lenders (the “Credit Facility”). The Credit Facility, as amended, replaced the prior revolving credit facility, which was terminated as a condition to effectiveness of the Credit Facility. Interest rates under the Credit Facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of December 31, 2011, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 1.90%. At December 31, 2011 and 2010, no amounts were outstanding under the Credit Facility.

The Credit Facility contains customary terms and conditions, including certain financial covenants. In addition, the Credit Facility, the indenture and the supplemental indentures relating to Lazard Group’s senior

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

notes, contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption where applicable. As of December 31, 2011, the Company was in compliance with all of these provisions. All of the Company’s senior debt obligations are unsecured.

As of December 31, 2011, the Company had approximately $312,000 in unused lines of credit available to it, including the Credit Facility, and unused lines of credit available to LFB of approximately $91,000 (at December 31, 2011 exchange rates) and Edgewater of $65,000. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

Subordinated Debt—Subordinated debt at December 31, 2010 represented a promissory note amounting to $150,000. The note had a maturity date of September 30, 2016 and had a fixed interest rate of 3.25% per annum. Until June 30, 2011, the note had a conversion feature which permitted the holder to convert the note into a maximum of 2,631,570 shares of Class A common stock at an effective conversion price of $57 per share. No conversions had occurred. On July 22, 2011, the Company repurchased the note, at a cost, excluding accrued interest, of $131,829. Such repurchase resulted in a pre-tax gain of $18,171, which was recognized by the Company in the third quarter of 2011 and included in “revenue-other” on the accompanying consolidated statement of operations.

Debt maturities relating to senior borrowings outstanding at December 31, 2011 for each of the five years in the period ending December 31, 2016, and thereafter, are set forth in the table below.

Year Ending December 31,
2012-2014	$–
2015	528,500
2016	–
Thereafter	548,350

Total	$1,076,850

The Company’s debt at December 31, 2011 and 2010 is recorded at historical amounts. At December 31, 2011 and 2010, the fair value of the Company’s senior and subordinated debt outstanding was approximately $1,138,000 and $1,271,000, respectively, and exceeded the aggregate carrying value by approximately $61,000 and $44,000, respectively. The fair value of the Company’s senior and subordinated debt was estimated using a discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements or based on market quotations, where available.

14. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office space and equipment under non-cancelable lease agreements, which expire on various dates through 2033.

Operating lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. For the years ended December 31, 2011, 2010 and 2009, aggregate rental expense relating to operating leases amounted to $76,701, $66,342 and $69,404, respectively, and is included in “occupancy and equipment” or “technology and information services” on the consolidated statements of operations, depending on the nature of the underlying asset. The Company subleases office space under agreements, which expire on various dates through 2033. Sublease income from such agreements was $10,967, $10,478, and $11,327 for the years ended December 31, 2011, 2010 and 2009, respectively.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Capital lease obligations recorded under sale/leaseback transactions are payable through 2017 at a weighted average interest rate of approximately 6.4%. Such obligations are collateralized by certain buildings with a net book value of approximately $22,491 and $25,004 at December 31, 2011 and 2010, respectively. The net book value of all assets recorded under capital leases aggregated $24,589 and $27,767 at December 31, 2011 and 2010, respectively.

At December 31, 2011, minimum rental commitments under non-cancelable leases, net of sublease income, are approximately as follows:

Year Ending December 31,	Minimum Rental Commitments
	Capital	Operating
2012	$3,672	$57,201
2013	3,588	64,382
2014	3,076	69,634
2015	2,750	65,242
2016	2,431	63,767
Thereafter	8,893	746,829

Total minimum lease payments	24,410	1,067,055
Less amount representing interest	4,326

Present value of capital lease commitments	$20,084

Sublease proceeds		167,124

Net lease payments		$899,931

With respect to abandoned leased facilities in the U.K., at December 31, 2011 and 2010, the Company has recognized liabilities of $10,632 and $7,194, respectively, which are included in “other liabilities” on the consolidated statements of financial condition. Payments toward the liabilities continue through the remaining term of the leases. Such liabilities are based on the discounted future commitment, net of expected sublease income. During the year ended December 31, 2011, the Company recorded a charge of $5,539 related to such abandoned lease facilities, which is included within “occupancy and equipment” on the consolidated statement of operations.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At December 31, 2011, LFB had $3,907 of such indemnifications and held $2,655 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the consolidated statement of financial condition.

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. Such commitments at December 31, 2011 aggregated $15,647. These commitments have varying expiration dates and are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level. These commitments may not represent future cash requirements as they may expire without being drawn upon.

See Notes 6, 8, 9 and 17 of Notes to Consolidated Financial Statements for information regarding commitments relating to investment capital funding commitments, the LAM Merger, business acquisitions and obligations to fund our pension plans, respectively.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, LFB enters into underwriting commitments in which it participates as a joint underwriter. The settlement of such transactions are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations. At December 31, 2011, LFB had no such underwriting commitments.

In the opinion of management, the fulfillment of the commitments described herein will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Legal—The Company is involved from time to time in judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses, including proceedings initiated by former employees alleging wrongful termination. The Company reviews such matters on a case-by-case basis and establishes any required accrual if a loss is probable and the amount of such loss can be reasonably estimated. The Company does experience significant variation in its revenue and earnings on a quarterly basis. Accordingly, the results of any pending matter or matters could be significant when compared to the Company’s earnings in any particular fiscal quarter. The Company believes, however, based on currently available information, that the results of any pending matters, in the aggregate, will not have a material effect on its business or financial condition.

15. MEMBERS’ EQUITY

Issuance of Class A Common Shares—During the year ended December 31, 2010, 3,000,000 shares of Class A common stock were newly issued by Lazard Ltd to Lazard Group in connection with the settlement of vested restricted stock unit grants denominated in shares of Class A common stock (“RSUs”). Such shares were authorized as part of the 25,000,000 shares of Class A common stock that may be issued under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”). In addition, during the years ended December 31, 2011 and 2010, the Company issued an aggregate of 2,434,561 and 888,605 shares of Class A common stock, respectively, and during the year ended December 31, 2011, delivered 3,515,362 shares from Class A common stock held by its subsidiaries in connection with the LAM Merger and certain prior year business acquisitions (see Notes 8 and 9 of Notes to Consolidated Financial Statements).

Secondary Offerings—Pursuant to the applicable Prospectus Supplements during 2009 and 2010, certain selling shareholders of Lazard Ltd (which include current and former managing directors of Lazard (and, from time to time, certain of our directors, executive officers or former executive officers) and their permitted transferees (collectively, the “Selling Shareholders”), who hold LAZ-MD Holdings exchangeable interests and/or Class A common stock) may offer to sell shares of Class A common stock pursuant to applicable underwriting and pricing agreements. Secondary offerings during the years ended December 31, 2009 and 2010 are described below (no such secondary offerings occurred during the year ended December 31, 2011).

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

Lazard Ltd did not receive any net proceeds from the sales of Class A common stock from the 2009 Secondary Offerings and the 2010 Secondary Offerings (collectively, the “2009 and 2010 Secondary Offerings”).

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

During the years ended December 31, 2011, 2010 and 2009, Lazard Group distributed the following amounts to LAZ-MD Holdings and the subsidiaries of Lazard Ltd:

	Year Ended December 31,
	2011	2010	2009
Tax distributions:
LAZ-MD Holdings	$699	$9,480	$25,316
Subsidiaries of Lazard Ltd	16,800	52,135	42,044

	$17,499	$61,615	$67,360

Other distributions:
LAZ-MD Holdings	$4,383	$9,804	$17,403
Subsidiaries of Lazard Ltd	70,572	50,581	33,451

	$74,955	$60,385	$50,854

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments, as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.

Exchange of Lazard Group Common Membership Interests—In addition to the simultaneous exchanges that occurred in connection with the 2009 and 2010 Secondary Offerings discussed above, during the years ended 2009, 2010 and 2011, Lazard Ltd issued 7,523,236, 12,081,618 and 876,814 shares of Class A common stock, respectively, in connection with the exchange of a like number of Lazard Group common membership interests (received from members of LAZ-MD Holdings in exchange for a like number of LAZ-MD Holdings exchangeable interests).

Share Repurchase Program—In January 2010, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, the repurchase of up to $200,000 in aggregate cost of its Class A common stock and Lazard Group common membership interests through December 31, 2011. The Company’s prior share repurchase program expired on December 31, 2009. In addition, in February 2011 and October 2011, the Board of Directors of Lazard Ltd authorized the repurchase of up to an additional $250,000 and $125,000, respectively, in aggregate cost of Class A common stock and Lazard Group common membership interests through December 31, 2012 and December 31, 2013, respectively. The Company expects that the share repurchase program, with respect to the Class A common stock, will continue to be used primarily to offset a portion of the shares that have been or will be issued under the 2005 Plan and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”). Pursuant to such authorizations, purchases have been made in the open market or through privately negotiated transactions, and since inception of the program in February 2006 through December 31, 2011, aggregate purchases with respect to such program by Lazard Group and subsidiaries of Lazard Ltd are set forth in the table below (including, during the year ended December 31, 2011, aggregate purchases of 6,135,189 Class A common shares, at an aggregate cost of $204,835, and the purchase of 19,032 Lazard Group common membership interests, at an aggregate cost of $794):

	Number of Shares/Common Membership Interests Purchased	Average Price Per Share/Common Membership Interest
Class A common stock	22,908,848	$32.94
Lazard Group common membership interests	1,400,089	$32.66

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

As a result of the delivery of shares of Class A common stock during the five year period ended December 31, 2011 relating to (i) the settlement of vested RSUs and deferred stock unit grants (“DSUs”), (ii) the incentive plan share awards of shares of restricted Class A common stock, (iii) the issuance of shares of restricted Class A common stock in exchange for RSUs and (iv) the delivery of shares of Class A common stock in connection with business acquisitions and the LAM Merger, there were 2,174,573 and 6,847,508 shares of Class A common stock held by Lazard Group at December 31, 2011 and 2010, respectively. Such Class A common shares are reported, at cost, as a reduction of members’ equity within the accompanying consolidated statements of financial condition.

As of January 1, 2012, $212,143 of the current aggregate $375,000 share repurchase amount authorized as of such date remained available under the share repurchase program as follows – $87,143 of the $250,000 share repurchase amount expiring December 31, 2012, and all of the $125,000 share repurchase amount expiring December 31, 2013. In addition, under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs, shares of Class A common stock may be withheld by the Company to cover the recipient’s estimated income tax liability (see Note 16 of Notes to Consolidated Financial Statements).

Accumulated Other Comprehensive Income (Loss), Net of Tax—The components of AOCI at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Currency translation adjustments	$16,958	$26,434
Interest rate hedge	(3,557)	(4,611)
Employee benefit plans	(92,637)	(56,595)

Total AOCI	(79,236)	(34,772)
Less amount attributable to noncontrolling interests	16	251

Total Lazard Ltd AOCI	$(79,252)	$(35,023)

Noncontrolling Interests—Noncontrolling interests principally represent interests held in (i) Edgewater’s management vehicles that the Company is deemed to control, but does not own, and (ii) various GP interests and investment companies which are deemed to be controlled by the Company.

The tables below summarize net income (loss) attributable to noncontrolling interests for the years ended December 31, 2011, 2010 and 2009 and noncontrolling interests as of December 31, 2011 and 2010 in the Company’s consolidated financial statements:

	Net Income (Loss) Attributable to Noncontrolling Interests Year Ended December 31,
	2011	2010	2009
Edgewater	$4,130	$6,690	$2,927
GP interests and consolidated investment companies	(139)	856	266
Other	(313)	(666)	(361)

Total	$3,678	$6,880	$2,832

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

	Noncontrolling Interests As Of December 31,
	2011	2010
Edgewater	$91,713	$111,289
GP interests and consolidated investment companies	11,384	8,219
Other	826	1,374

Total	$103,923	$120,882

16. INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2005 Plan and 2008 Plan and activity with respect thereto during the years ended December 31, 2011, 2010 and 2009, is presented below.

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

Restricted and Deferred Stock Units

RSUs generally require future service as a condition for the delivery of the underlying shares of Class A common stock (unless the recipient is then eligible for retirement under the Company’s retirement policy) and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. The grant date fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods. Expense relating to RSUs was as follows within the Company’s consolidated statements of operations:

	Year Ended December 31,
	2011	2010	2009
Compensation and benefits (*)	$264,110	$256,214	$333,823
Restructuring	–	46,880	24,239

Total	$264,110	$303,094	$358,062

(*)	Includes, during the year ended December 31, 2010, $24,860 relating to the amendment of the Company’s retirement policy (described below) and, during the year ended December 31, 2009, $86,514 of accelerated amortization expense relating to awards held by Lazard’s former Chairman and Chief Executive Officer as a result of his death.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

RSUs issued subsequent to December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the years ended December 31, 2011, 2010 and 2009, dividend participation rights required the issuance of 389,846, 318,025 and 331,642 RSUs, respectively.

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

Non-executive members of the Board of Directors of Lazard Group (who are also the same Non-Executive Directors of Lazard Ltd) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 26,859, 31,588 and 36,627 DSUs granted during the years ended December 31, 2011, 2010 and 2009, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into Class A common stock at the time of cessation of service to the Board. The DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock, and resulted in nominal cash payments for the years ended December 31, 2011, 2010 and 2009.

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the 2005 Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. During the years ended December 31, 2011, 2010 and 2009, 8,184, 7,438 and 8,899 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, which, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan, totaled $632, $615 and $658 during the years ended December 31, 2011, 2010 and 2009, respectively.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following is a summary of activity relating to RSUs and DSUs during the three-year period ended December 31, 2011:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2009	22,141,468	$39.17	65,256	$40.32
Granted (including 331,642 RSUs relating to dividend participation)	8,006,287	$31.50	45,526	$28.92
Forfeited	(831,022)	$36.91	–	–
Vested/Converted	(5,948,920)	$37.64	(7,636)	$34.05

Balance, December 31, 2009	23,367,813	$37.01	103,146	$35.75
Granted (including 318,025 RSUs relating to dividend participation)	7,890,127	$35.69	39,026	$31.51
Forfeited	(859,756)	$36.13	–	–
Vested/Converted/Exchanged	(8,289,549)	$39.42	(20,435)	$35.38

Balance, December 31, 2010	22,108,635	$35.67	121,737	$34.46
Granted (including 389,846 RSUs relating to dividend participation)	7,002,736	$43.21	35,043	$36.09
Forfeited	(305,155)	$37.83	–	–
Vested/Converted	(8,054,387)	$39.13	(16,120)	$34.76

Balance, December 31, 2011	20,751,829	$36.84	140,660	$34.83

During the years ended December 31, 2011, 2010 and 2009, 8,054,387 RSUs, 8,248,654 RSUs and 5,948,920 RSUs (including the acceleration of 4,406,440 RSUs held by Lazard’s former Chairman and Chief Executive Officer as a result of his death) vested, respectively, and, during the year ended December 31, 2010, 40,895 RSUs were exchanged for 40,895 shares of restricted Class A common stock. In connection with the vested RSUs, the Company satisfied certain employees’ tax obligations in lieu of issuing 2,353,561, 1,674,261 and 446,172 shares of Class A common stock in the years ended December 31, 2011, 2010 and 2009, respectively. Accordingly, 5,700,826, 6,574,393 and 5,502,748 shares of Class A common stock held by Lazard Group were delivered during the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $259,000, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.3 years subsequent to December 31, 2011. The ultimate amount of such expense is dependent upon the actual number of RSUs that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the two-year period ended December 31, 2011:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2010	–	–
Granted/Exchanged (a)	95,332	$37.63
Vested	–	–

Balance, December 31, 2010	95,332	$37.63
Granted	327,238	$43.70
Vested	(327,238)	$43.70

Balance, December 31, 2011	95,332	$37.63

(a)	Includes 40,895 shares of restricted Class A common stock issued in exchange for 40,895 RSUs previously granted during the year at a grant date fair value of $36.10 per share. The vesting terms of such restricted Class A common stock issued are the same as those of the original award exchanged. There was no incremental compensation cost incurred as a result of the exchange.

The Company satisfied certain employees’ tax obligations in lieu of delivering 68,866 shares of Class A common stock in connection with shares of restricted Class A common stock that vested during the year ended December 31, 2011. Accordingly, 258,372 shares of Class A common stock held by the Company were delivered during the year ended December 31, 2011.

Expense relating to restricted stock awards is charged to “compensation and benefits” expense within the Company’s consolidated statements of operations, and amounted to $9,767 and $979 for the years ended December 31, 2011 and 2010, respectively. The awards include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At December 31, 2011, unrecognized restricted stock expense was approximately $957, with such expense to be recognized over a weighted average period of approximately 0.7 years subsequent to December 31, 2011.

Lazard Fund Interests

As previously described, in February 2011, the Company granted to eligible employees Lazard Fund Interests. In connection with the Lazard Fund Interests and other similar deferred compensation arrangements, the Company recorded a prepaid compensation asset and a corresponding compensation liability on the grant date based upon the fair value of the award. The prepaid asset is amortized on a straight-line basis over the applicable vesting periods or requisite service periods, and is charged to “compensation and benefits” expense within the Company’s consolidated statement of operations, and amounted to $14,551 for the year ended December 31, 2011. Lazard Fund Interests and similar deferred compensation arrangements that do not require future service are expensed immediately. The related compensation liability is accounted for at fair value as a derivative liability, and is adjusted for changes in fair value primarily related to the changes in the fair value of the underlying investments. Such changes in the fair value of the derivative liability are recorded to “compensation and benefits” expense within the Company’s consolidated statements of operations, the impact of which equally offsets the changes in fair value of the underlying investments owned and is reported in “revenue-other” in the consolidated statement of operations (see Note 7 of Notes to Consolidated Financial Statements).

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The Lazard Fund Interests granted as of December 31, 2011 generally provide for one-third vesting on March 1, 2013 and two-thirds vesting on March 3, 2014. As of December 31, 2011, unrecognized compensation expense for Lazard Fund Interests and other similar deferred compensation arrangements, adjusted for estimated forfeitures, was approximately $18,000. Such compensation expense will generally be recognized over a weighted average period of approximately 1.8 years subsequent to December 31, 2011.

Incentive Awards Granted In February 2009

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

Incentive Awards Granted In February 2012

In February 2012, the Company granted approximately $281,000 of deferred incentive awards to eligible employees. These grants included approximately 6.1 million RSUs or shares of restricted Class A common stock, that in accordance with U.S. GAAP, were measured at the grant date fair value of $27.57 per RSU or share of restricted Class A common stock, or an aggregate of approximately $168,000. In addition, eligible employees will have the choice of receiving a portion of their deferred incentive awards in a combination of (i) Lazard Fund Interests, and (ii) additional RSUs or shares of restricted Class A common stock. The aggregate fair value on the date of grant of these awards is approximately $102,000. The remaining deferred incentive awards include deferred cash awards and a portion of fund managers’ year-end incentive compensation that is reinvested in certain asset management funds. The aggregate fair value on the date of grant of these awards is approximately $11,000.

The RSUs, restricted stock and Lazard Fund Interests granted each provide for one-third vesting on March 3, 2014 and the remaining two-thirds vesting on March 2, 2015. Compensation expense with respect to such incentive awards will generally be recognized over the vesting period, with such compensation expense to be recognized over a weighted average period of approximately 2.7 years.

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

Employer Contributions to Pension Plans—The Company’s funding policy for its U.S. and non-U.S. pension plans is to fund when required or when applicable upon an agreement with the plans’ Trustees. Management also evaluates from time to time whether to make voluntary contributions to the plans. The Company did not make any contributions to the U.S. pension plans during the year ended December 31, 2011, however it expects to make a contribution of approximately $700 to the U.S. pension plans in the year ending December 31, 2012.

In accordance with agreements reached with the Trustees of certain U.K. pension plans in 2005, the Company was obligated to make further contributions to such pension plans based upon the cumulative performance of the plans’ assets against specific benchmarks as measured on June 1, 2009 and subsequently remeasured on June 1, 2010. As of December 31, 2009, the obligation related to the cumulative underperformance of the plans’ assets (the “underperformance obligation”) was payable in equal monthly installments through May 2013. During the year ended December 31, 2010, the Company contributed approximately $8,600 to settle the plans’ underperformance obligation in full.

Further on June 30, 2009 the Company and the Trustees concluded the December 31, 2007 triennial valuation of the U.K. pension plans discussed above, pursuant to which the Company agreed to annual future contributions to the plan through 2018. The agreement also required the Company to secure its obligations’ to the pension plans by placing in escrow 12.5 million British pounds (with the Company depositing such amount in escrow in July 2009), with a final redemption date of December 31, 2018. The aggregate escrow balance at December 31, 2010 had been recorded in “cash deposited with clearing organizations and other segregated cash” and “investments” on the accompanying consolidated statement of financial condition. The terms of this agreement were subject to adjustment based on the results of the December 31, 2010 triennial valuation and subsequent triennial valuations.

During 2011, the Company and the Trustees of the U.K. pension plans referred to above commenced negotiations regarding the terms of the December 31, 2010 triennial valuations of the plans and potential future contributions to the plans. We currently anticipate that the valuations will be concluded by March 31, 2012, with a tentative agreement having been reached in principle that would supersede the June 2009 agreement described above and that provides pension funding terms whereby the Company: (i) made a contribution in December 2011 to the plans of 2.3 million British pounds ($3,687 at December 31, 2011 exchange rates) from the escrow account, (ii) will make contributions of 1 million British pounds during each year from 2012 through 2020 inclusive and (iii) will amend and extend the existing escrow arrangement into an account security arrangement covering 10 million British pounds from the existing escrow and additional contributions of 1 million British pounds into such account security arrangement during each year from 2014 through 2020, inclusive, with an agreement that assets from the account security arrangements will be released into the plans if and to the extent that the value of the plans’ assets falls short of the funding target for June 1, 2020 that has been agreed upon with the Trustees.” The terms of the tentative agreement are subject to adjustment based on the results of subsequent triennial valuations. Additionally, the Company is discussing with the Trustees the extent to which the Company would contribute to the plans to cover their administrative expenses. The aggregate escrow balance at December 31, 2011 has been recorded in “cash deposited with clearing organizations and other segregated cash” on the accompanying consolidated statement of financial condition. Income on the escrow balance accretes to the Company and is recorded in interest income.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Additionally, during the year ended December 31, 2011, contributions made to other non-U.S. pension plans amounted to $4,867. The Company expects to contribute a similar amount to these other non-U.S. pension plans in the year ending December 31, 2012.

The following table summarizes the changes in the benefit obligations, the fair value of the assets, the funded status and amounts recognized in the consolidated statements of financial condition for the U.S. and non-U.S. defined benefit pension plans and the U.S. post-retirement Medical Plan. The Company uses December 31 as the measurement date for its employee benefit plans.

	Pension Plans		Post-Retirement Medical Plan
	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$519,779	$525,458	$5,799	$5,358
Service cost	651	598	69	81
Interest cost	28,266	27,734	278	292
Actuarial (gain) loss	51,401	11,253	(437)	610
Benefits paid	(21,718)	(21,826)	(347)	(542)
Foreign currency translation and other adjustments	(3,348)	(23,438)

Benefit obligation at end of year	575,031	519,779	5,362	5,799

Change in plan assets
Fair value of plan assets at beginning of year	554,988	524,656
Actual return on plan assets	29,870	61,452
Employer contributions	8,689	13,284	347	542
Benefits paid	(21,718)	(21,826)	(347)	(542)
Foreign currency translation and other adjustments	(2,918)	(22,578)

Fair value of plan assets at end of year	568,911	554,988	–	–

Funded surplus (deficit) at end of year	$(6,120)	$35,209	$(5,362)	$(5,799)

Amounts recognized in the consolidated statements of financial condition at December 31, 2011 and 2010 consist of:
Prepaid pension asset (included in “other assets”)	$31,457	$61,572
Accrued benefit liability (included in “other liabilities”)	(37,577)	(26,363)	$(5,362)	$(5,799)

Net amount recognized	$(6,120)	$35,209	$(5,362)	$(5,799)

Amounts recognized in AOCI (excluding tax benefits of $14,183 and $2,689 at December 31, 2011 and 2010, respectively) consist of:
Actuarial net loss (gain)	$93,186	$41,898	$(261)	$177
Prior service cost	13,896	17,209

Net amount recognized	$107,082	$59,107	$(261)	$177

The following table summarizes the fair value of plan assets, the accumulated benefit obligation and the projected benefit obligation at December 31, 2011 and 2010:

	U.S. Pension Plans As Of December 31,		Non-U.S. Pension Plans As Of December 31,		Total As Of December 31,
	2011	2010	2011	2010	2011	2010
Fair value of plan assets	$24,295	$23,471	$544,616	$531,517	$568,911	$554,988
Accumulated benefit obligation	$33,493	$26,644	$541,538	$493,135	$575,031	$519,779
Projected benefit obligation	$33,493	$26,644	$541,538	$493,135	$575,031	$519,779

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following table summarizes the components of benefit cost (credit), the return on plan assets, benefits paid, contributions and other amounts recognized in AOCI for the years ended December 31, 2011, 2010 and 2009:

	Pension Plans For The Years Ended December 31,			Post-Retirement Medical Plan For The Years Ended December 31,
	2011	2010	2009	2011	2010	2009
Components of Net Periodic Benefit Cost (Credit):
Service cost	$651	$598	$1,432	$69	$81	$98
Interest cost	28,266	27,734	27,419	278	292	310
Expected return on plan assets	(30,490)	(29,347)	(28,310)
Amortization of:
Prior service cost (credit)	2,979	2,835	3,099		(1,023)	(1,382)
Net actuarial loss	258	806	1,323

Net periodic benefit cost (credit)	1,664	2,626	4,963	347	(650)	(974)
Settlements (curtailments)			(7)

Total benefit cost (credit)	$1,664	$2,626	$4,956	$347	$(650)	$(974)

Actual return on plan assets	$29,870	$61,452	$53,499
Employer contributions	$8,689	$13,284	$7,581	$347	$542	$378
Benefits paid	$21,718	$21,826	$22,201	$347	$542	$378

Other changes in plan assets and benefit obligations recognized in AOCI (excluding tax charge (benefit) of $(11,495), $7,530 and $(13,415) during the years ended December 31, 2011, 2010 and 2009, respectively):

Net actuarial (gain) loss	$51,703	$(21,026)	$22,122	$(438)	$610	$(1,407)
Prior service (credit)			(2,449)
Reclassification of prior service (cost) credit to earnings	(2,979)	(2,835)	(3,099)		1,023	1,382
Reclassification of actuarial loss to earnings	(258)	(806)	(1,316)
Currency translation and other adjustments	(491)	(3,980)	28,516

Total recognized in AOCI	$47,975	$(28,647)	$43,774	$(438)	$1,633	$(25)

Net amount recognized in total periodic benefit cost and AOCI	$49,639	$(26,021)	$48,730	$(91)	$983	$(999)

The amounts in AOCI on the consolidated statement of financial condition as of December 31, 2011 that are expected to be recognized as components of net periodic benefit cost (credit) for the year ending December 31, 2012 are as follows:

	Pension Plans	Post-Retirement Medical Plan	Total
Prior service cost	$2,772	$–	$2,772
Net actuarial loss	$1,504	$–	$1,504

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The assumptions used to develop actuarial present value of the projected benefit obligation and net periodic pension cost as of or for the years ended December 31, 2011, 2010 and 2009 are set forth below:

	Pension Plans December 31,			Post-Retirement Medical Plan December 31,
	2011	2010	2009	2011	2010	2009
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.8%	5.4%	5.7%	4.1%	5.0%	5.6%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.7%	5.0%	5.5%	5.0%	5.6%	5.8%
Expected long-term rate of return on plan assets	5.4%	5.9%	6.2%	–	–	–
Healthcare cost trend rates used to determine net periodic benefit cost:
Initial				8.0%	8.5%	9.0%
Ultimate				6.0%	6.0%	6.0%
Year ultimate trend rate achieved				2015	2015	2015

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

The assumed cost of healthcare has an effect on the amounts reported for the Company’s post-retirement plans. A 1% change in the assumed healthcare cost trend rate would increase (decrease) our cost and obligation as follows:

	1% Increase		1% Decrease
	2011	2010	2011	2010
Cost	$66	$39	$(49)	$(34)
Obligation	$929	$1,231	$(649)	$(891)

Expected Benefit Payments—The following table summarizes the expected benefit payments for the Company’s plans for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

	Pension Plans	Post-Retirement Medical Plan
2012	$21,055	$360
2013	21,466	393
2014	22,327	391
2015	23,392	372
2016	24,597	352
2017-2021	136,727	1,737

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Plan Assets—The following tables present the categorization of our plans’ assets as of December 31, 2011 and 2010, measured at fair value, into a fair value hierarchy in accordance with fair value measurement disclosure requirements:

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Asset Category
Cash	$6,836	$–	$–	$6,836
Equity securities	148,431	–	–	148,431
Debt securities:
Corporate bonds	26,137	–	–	26,137
Non-U.S. Governments and agency securities	22,232	–	–	22,232
Mutual funds:
Equity	11,148	34,395	–	45,543
Debt	13,141	302,384	1,777	317,302
Other	–	2,430	–	2,430

Total	$227,925	$339,209	$1,777	$568,911

	As of December 31, 2010
	Level 1	Level 2	Total
Asset Category
Cash	$9,571	$–	$9,571
Equity securities	170,989	–	170,989
Debt securities:
Corporate bonds	44,580	–	44,580
Non-U.S. Governments and agency securities	40,515	–	40,515
Mutual funds:
Equity	12,133	33,488	45,621
Debt	11,334	229,551	240,885
Other	–	2,827	2,827

Total	$289,122	$265,866	$554,988

Activity in the fair value of the plans’ Level 3 debt mutual funds for the year ended December 31, 2011 consisted of purchases and net unrealized/realized gains of $1,837 and $3, respectively, partially offset by unfavorable foreign currency translation adjustments of $63.

At December 31, 2011 and 2010, the Company’s U.S. pension plans had 46% and 52%, respectively, of the plans’ assets invested in exchange-traded mutual funds that invest in equity securities and 54% and 48%, respectively, invested in an exchange-traded mutual fund that invests in debt securities, both of which are categorized as Level 1. The Company’s non-U.S. pension plans at December 31, 2011 and 2010 had 36% and 43%, respectively, of the plans’ assets invested in certain debt mutual funds which are categorized as Level 2. The Company’s other non-U.S. pension plans’ investment holdings did not individually constitute more than 10% of non-U.S. pension plan assets at December 31, 2011 and 2010.

Investment Policies and Strategies—The primary investment goal is to ensure that the plans remain well funded, taking account of the likely future risks to investment returns and contributions. As a result, a portfolio of

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

assets is maintained with appropriate liquidity and diversification that can be expected to generate long-term future returns that minimize the long-term costs of the pension plans without exposing the trust to an unacceptable risk of under-funding. The Company’s likely future ability to pay such contributions as are required to maintain the funded status of the plans over a reasonable time period is considered when determining the level of risk that is appropriate. The fair values of plan investments classified as Level 1 assets are based on market quotes. The fair values of plan assets classified as Level 2 assets are primarily based on information provided by fund managers.

Defined Contribution Plans—Pursuant to certain matching contributions, the Company contributes to employer sponsored defined contribution plans. Such contributions amounted to $10,944, $9,684 and $8,409 for the years ended December 31, 2011, 2010 and 2009, respectively, which are included in “compensation and benefits” expense on the consolidated statements of operations.

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

The 2010 and 2009 Restructuring Charges primarily consisted of compensation-related expenses, including the acceleration of unrecognized expenses pertaining to RSUs previously granted to individuals who were terminated pursuant to the restructuring, severance and benefit payments and other costs. As of December 31, 2011 and 2010, the remaining liability associated with the 2010 Restructuring Plan was $9,456 and $21,381, respectively, and, as of December 31, 2011 and 2010, the remaining liability associated with the 2009 Restructuring Plan was $2,791 and $5,427, respectively. During the years ended December 31, 2011 and 2010, the Company made cash payments of $10,625 and $18,847, respectively, for the 2010 Restructuring Plan and $1,436 and $6,073, respectively, for the 2009 Restructuring Plan. Further during the year ended December 31, 2011, we reduced our provisions by $1,300 and $1,200 for the 2010 and 2009 Restructuring Plans, respectively. Liabilities relating to the 2010 and 2009 Restructuring Plans are reported within “accrued compensation and benefits” and “other liabilities” on the accompanying consolidated statements of financial condition.

19. INCOME TAXES

Although a portion of Lazard Group’s income is subject to U.S. federal income taxes, Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income from its U.S. operations is generally not subject to U.S. federal income taxes because such income is attributable to its partners. In addition, Lazard Group is subject to New York City Unincorporated Business Tax (“UBT”) which is attributable to Lazard Group’s operations apportioned to New York City. UBT is incremental to the U.S. federal statutory tax rate. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The components of the Company’s provision for income taxes for the years ended December 31, 2011, 2010 and 2009, and a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rates for such periods are shown below.

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$(282)	$3,631	$4,627
Foreign	35,452	26,006	34,587
State and local (primarily UBT)	1,669	9,640	530

Total current	36,839	39,277	39,744

Deferred:
Federal	(478)	777	(3,871)
Foreign	(2,832)	5,331	(4,146)
State and local (primarily UBT)	(6,121)	–	–

Total deferred	(9,431)	6,108	(8,017)

Total	$27,408	$45,385	$31,727

	Year Ended December 31,
	2011	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Rate benefit for U.S. partnership operations	(35.0)	(35.0)	(35.0)
Foreign taxes	13.5	12.7	(16.7)
State and local taxes (primarily UBT)	(1.8)	3.9	(0.3)
Other, net	(0.4)	1.8	(0.4)

Effective income tax rate	11.3%	18.4%	(17.4)%

See Note 22 of Notes to Consolidated Financial Statements regarding operating income (loss) by geographic region.

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

	December 31,
	2011	2010
Deferred Tax Assets:
Basis adjustments (primarily as a result of the separation and recapitalization transactions that occurred during 2005 and from secondary offerings)	$45,950	$47,440
Compensation and benefits	71,724	72,286
Net operating loss and tax credit carryforwards	62,021	48,956
Depreciation and amortization	1,519	845
Other	7,600	7,034

Gross deferred tax assets	188,814	176,561
Valuation allowance	(89,208)	(91,881)

Total deferred tax assets (net of valuation allowance)	$99,606	$84,680

Deferred Tax Liabilities:
Depreciation and amortization	$15,166	$16,469
Compensation and benefits	7,785	17,638
Goodwill	432	–
Other	32,210	27,265

Total deferred tax liabilities	$55,593	$61,372

Although we have been profitable on a consolidated basis in the last two years, certain of our tax-paying entities have individually experienced pre-tax losses on a cumulative three-year basis. Considering all available positive and negative evidence, we have recorded valuation allowances on our deferred tax assets of $89,208 and $91,881 as of December 31, 2011 and December 31, 2010, respectively. If these entities achieve sustainable levels of profitability in the future, we believe there is a reasonable possibility that the valuation allowance recorded against our deferred tax assets at such entities could be reduced significantly. The valuation allowance at December 31, 2011 reflects a net decrease of $2,673 from the balance of $91,881 at December 31, 2010.

The Company had net operating loss and tax credit carryforwards for which related deferred tax assets were recorded at December 31, 2011 primarily relating to indefinite-lived carryforwards (subject to various limitations) of approximately $50,800, principally in the U.K. and Italy.

As a result of certain realization requirements regarding share-based incentive plan awards, certain deferred tax assets pertaining to tax deductions related to equity compensation in excess of compensation recognized for financial reporting that would otherwise have been recognized at December 31, 2011 of $1,161 are not included in the table above. The impact of such excess tax deductions will be recorded in members’ equity if and when such deferred tax assets are ultimately realized. There was no such amount at December 31, 2010.

With few exceptions, the Company is no longer subject to income tax examination by foreign tax authorities and by U.S. federal, state and local tax authorities for years prior to 2007. While we are under examination in various tax jurisdictions with respect to certain open years, the Company believes that the result of any final

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

determination related to these examinations is not expected to have a material impact on its financial statements. Developments with respect to such examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.

A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
	2011	2010	2009
Balance, January 1 (excluding interest and penalties of $5,742, $7,059 and $5,408, respectively)	$37,376	$42,069	$31,256
Increases in gross unrecognized tax benefits relating to tax positions taken during:
Prior years	1,081	–	4,859
Current year	11,327	10,273	13,157
Decreases in gross unrecognized tax benefits relating to:
Tax positions taken during prior years	(3,584)	(644)	–
Settlements with tax authorities	–	(3,805)	–
Lapse of the applicable statute of limitations	(5,638)	(10,517)	(7,203)

Balance, December 31 (excluding interest and penalties of $6,999, $5,742 and $7,059, respectively)	$40,562	$37,376	$42,069

Additional information with respect to unrecognized tax benefits is as follows:

	Year Ended December 31,
	2011	2010	2009
Unrecognized tax benefits at the end of the year that, if recognized, would favorably affect the effective tax rate (includes interest and penalties of $6,999, $5,742 and $7,059, respectively)	$41,355	$36,124	$41,405
Offset to deferred tax assets for unrecognized tax benefits	$6,206	$6,994	$7,723
Interest and penalties recognized in current income tax expense (after giving effect to the reversal of interest and penalties of $1,583, $2,430 and $1,223, respectively)	$1,257	$(1,317)	$1,651

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits recorded at December 31, 2011 will decrease within 12 months by an amount up to approximately $6,600 as a result of the lapse of the statute of limitations in various tax jurisdictions.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

20. RELATED PARTIES

Amounts receivable from, and payable to, related parties are set forth below:

	December 31,
	2011	2010
Receivables
LFCM Holdings	$14,790	$24,785
Lazard Ltd subsidiaries	186,239	178,042
Other	3,711	89

Total	$204,740	$202,916

Payables
LFCM Holdings	$2,060	$458
Lazard Ltd subsidiaries	126,875	243,735
Other	1,225	–

Total	$130,160	$244,193

LFCM Holdings

LFCM Holdings owns and operates the capital markets business and fund management activities, as well as other specified non-operating assets and liabilities, that were transferred to it by Lazard Group (referred to as the “separated businesses”) in May 2005 and is owned by various current and former working members, including certain of Lazard’s current and former managing directors (which also include certain of the Company’s executive officers) who were or are also members of LAZ-MD Holdings. In addition to the master separation agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings (the “master separation agreement”), which effected the separation and recapitalization that occurred in May 2005, LFCM Holdings entered into an insurance matters agreement and a license agreement that addressed various business matters associated with the separation, as well as several other agreements discussed below.

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

The services provided pursuant to the administrative services agreement by Lazard Group to LFCM Holdings, and by LFCM Holdings to Lazard Group, are subject to automatic annual renewal, unless either party gives 180 days’ notice of termination. LFCM Holdings and Lazard Group have a right to terminate the services earlier if there is a change of control of either party or the business alliance provided in the business alliance

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

agreement entered into on May 10, 2005, by and among LAZ-MD Holdings, LFCM Holdings and Lazard Group (the “business alliance agreement”) (described below) expires or is terminated. The party receiving a service may also terminate a service earlier upon 180 days’ notice as long as the receiving party pays the service provider an additional three months of service fee for the terminated service. In addition, in connection with the various agreements entered into regarding the CP II MgmtCo Spin-Off described below, Lazard Group agreed to provide certain specified services to LFCM Holdings (which, in turn, LFCM Holdings may provide to its subsidiary, CP II MgmtCo (“CP II MgmtCo”)).

The business alliance agreement provides, among other matters, that Lazard Group will refer to LFCM Holdings selected opportunities for underwriting and distribution of securities. In addition, Lazard Group will provide assistance in the execution of any such referred business. In exchange for the referral obligation and assistance, Lazard Group will receive a referral fee from LFCM Holdings equal to approximately one-half of the revenue obtained by LFCM Holdings in respect of any underwriting or distribution opportunity. In addition, LFCM Holdings will refer opportunities in the Financial Advisory and Asset Management businesses to Lazard Group. In exchange for this referral, LFCM Holdings will be entitled to a customary finders’ fee from Lazard Group. The business alliance agreement further provides that, during the term of the business alliance, LFNY and Lazard Asset Management Securities LLC, an indirect wholly-owned subsidiary of LFNY, will introduce execution and settlement transactions to broker-dealer entities affiliated with LFCM Holdings. The business alliance agreement is subject to periodic automatic renewal, unless Lazard Group or LFCM Holdings elects to terminate the agreement in connection with any such renewal or elects to terminate on account of a change of control of either party.

For the years ended December 31, 2011, 2010 and 2009, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $10,277, $12,110 and $9,717, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $18,862, $11,506 and $12,301, respectively. Amounts relating to the administrative services agreement are reported as reductions to operating expenses. Net referral fees for underwriting transactions under the business alliance agreement are reported in “revenue-other”. Net referral fees for private placement, M&A and restructuring transactions under the business alliance agreement are reported in advisory fee revenue.

Receivables from LFCM Holdings and its subsidiaries as of December 31, 2011 and 2010 primarily include $10,722 and $12,775, respectively, related to administrative and support services and reimbursement of expenses incurred on behalf of LFCM Holdings, and $2,928 and $11,413, respectively, related to referral fees for underwriting and private placement transactions. Payables to LFCM Holdings and its subsidiaries at December 31, 2011 and 2010 of $2,060 and $458, respectively, relate principally to certain advances and referral fees for Financial Advisory transactions.

Lazard Ltd Subsidiaries

Lazard Group’s receivables from subsidiaries of Lazard Ltd at December 31, 2011 and 2010 include interest-bearing loans of $186,078 and $148,488, respectively, including accrued interest thereon. Interest income relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $7,680, $3,680 and $4,887 for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, at December 31, 2010, Lazard Group had a receivable of $29,271 from Lazard Ltd subsidiaries relating to Lazard Group’s sale of certain investments to a Lazard Ltd subsidiary, which was settled in cash in the first quarter of 2011.

As of December 31, 2010, Lazard Group’s payables to subsidiaries of Lazard Ltd included $64,305 related to the LAM Merger (see Note 8 of Notes to Consolidated Financial Statements), as well as payables at

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

December 31, 2011 and 2010 aggregating $3,695 and $60,190, respectively, in connection with Lazard Group’s acquisition of GAHL and Edgewater’s management vehicles, and with respect to Lazard Ltd’s acquisition of CWC and subsequent contribution of CWC to Lazard Group (see Note 9 of Notes to Consolidated Financial Statements). In addition, as of December 31, 2011 and 2010, Lazard Group’s payables to subsidiaries of Lazard Ltd include interest-bearing loans, plus accrued interest thereon, of approximately $123,000 and $119,000, respectively. Interest expense relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $4,086, $4,591 and 6,181 for the years ended December 31, 2011, 2010 and 2009, respectively.

Other

For the years ended December 31, 2011 and 2010, amounts recorded by Lazard Group relating to referral fees for restructuring transactions and fee sharing with MBA Lazard Holdings S.A. Group (“MBA”), an Argentina-based group in which the Company has a 50% ownership interest, amounted to $1,866 and $128, respectively, and are reported in advisory fee revenue. There were no such amounts for the year ended December 31, 2009.

Other receivables at December 31, 2011 and 2010 and payables at December 31, 2011 primarily relate to referral fees for restructuring and M&A transactions with MBA and, in 2011, a related party loan.

LAZ-MD Holdings

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the years ended December 31, 2011, 2010 and 2009, such charges amounted to $750 in each year.

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

In February 2005, Lazard Group formed CP II, with institutional and Lazard Group capital commitments which required funding at any time through 2010, except for potential follow-on investments and/or CP II expenses. As of December 31, 2011, Lazard Group’s investment in CP II amounted to $31,533 which is recorded within “investments - other - private equity” on the consolidated statement of financial condition. Pursuant to the master separation agreement and business alliance agreement, CP II was managed by CP II MgmtCo, and Lazard Group is entitled to receive the carried interest distributions made by CP II (other than the carried interest distributions made to investment professionals who manage the fund).

In February 2009, pursuant to agreements entered into by the Company with a subsidiary of LAI (“LAI North America”), LFCM Holdings and the investment professionals who manage CP II, equity ownership of CP II MgmtCo was transferred from LAI North America to the investment professionals who manage CP II (the “CP II MgmtCo Spin-Off”). Concurrently with the CP II MgmtCo Spin-Off, CP II MgmtCo became a standalone entity. In addition, in connection with a February 2009 $4,000 cash payment from Lazard Group to LFCM Holdings relating to the CP II MgmtCo Spin-Off, the business alliance agreement was amended to remove any restriction on the Company engaging in private equity businesses in North America other than certain investments in real estate and technology and information services. Such amendment reduced the then purchase price relating to our option to acquire the fund management activities of LAI in North America from $6,500 to $2,500. As part of the CP II MgmtCo Spin-Off, we retained our entitlement to receive a slightly reduced portion of the carried interest distributions made by CP II.

The remaining option to purchase the North American fund management activities is currently exercisable at any time prior to May 10, 2014, for a purchase price of $2,500 as described above. The reduced price for the North American option reflects (i) a reduction of $1,500 due to the payment of a like amount in February 2008 to LFCM Holdings in connection with the Sapphire IPO, whereby LFCM Holdings agreed not to assert certain claims that it may believe that it had under the business alliance agreement and (ii) the $4,000 payment described above.

During the fourth quarter of 2011, the Company determined that it was unlikely to exercise the North American option. Accordingly, during such period the Company wrote-off the $5,500 capitalized cost associated with the option which is included within “other” operating expenses on the consolidated statement of operations.

21. REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. At December 31, 2011, LFNY’s regulatory net capital was $100,819, which exceeded the minimum requirement by $93,184.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are authorized and regulated by the Financial Services Authority. At December 31, 2011, the aggregate regulatory net capital of the U.K. Subsidiaries was $149,345, which exceeded the minimum requirement by $137,437.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel for its banking activities conducted through its subsidiary, LFB.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), are subject to regulation and supervision by the Autorité des Marchés Financiers. At December 31, 2011, the consolidated regulatory net capital of CFLF was $175,781, which exceeded the minimum requirement set for regulatory capital levels by $81,099.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At December 31, 2011, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $96,255, which exceeded the minimum required capital by $71,592.

At December 31, 2011, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

Lazard Ltd had been subject to supervision by the SEC as a Supervised Investment Bank Holding Company (“SIBHC”). As a SIBHC, Lazard Ltd was subject to group-wide supervision, which required it to compute allowable capital and risk allowances on a consolidated basis. However, pursuant to Section 617 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the SEC’s SIBHC program was eliminated on July 21, 2011. Pursuant to relevant rules in the European Union, Lazard Ltd is required to be supervised by another regulatory body, either in the U.S. or the European Union. The Dodd-Frank Act allows certain securities holding companies seeking consolidated supervision, including Lazard Ltd, to elect to be supervised by the Board of Governors of the Federal Reserve. Lazard Ltd anticipates that the Board of Governors of the Federal Reserve will adopt regulations pursuant to Section 618 of the Dodd-Frank Act in the near future for companies that seek to come under its consolidated supervision. Once it analyzes the final scope of such regulations, Lazard Ltd will determine whether it will elect to register to come under the consolidated supervision of the Federal Reserve. Until such regulations are adopted, however, we cannot determine the full impact of such regulations on us. The Dodd-Frank Act and the rules and regulations that may be adopted thereunder (including regulations that have not yet been proposed) could have other effects on us. We continue to monitor the process as such rules are proposed and adopted.

22. SEGMENT INFORMATION

The Company’s reportable segments offer different products and services and are managed separately as different levels and types of expertise are required to effectively manage the segments’ transactions. Each segment is reviewed to determine the allocation of resources and to assess its performance. The Company’s principal operating activities are included in two business segments as described in Note 1 above - Financial Advisory and Asset Management. In addition, as described in Note 1 above, the Company records selected other activities in its Corporate segment.

The Company’s segment information for the years ended December 31, 2011, 2010 and 2009 is prepared using the following methodology:

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

There were no clients for the years ended December 31, 2011, 2010 and 2009 that individually constituted more than 10% of the net revenue of any of the Company’s business segments.

Management evaluates segment results based on net revenue and operating income and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		As Of Or For The Year Ended December 31,
		2011	2010	2009
Financial Advisory	Net Revenue	$992,107	$1,119,867	$986,820
	Operating Expenses (a)	929,688	950,968	998,727

	Operating Income (Loss)	$62,419	$168,899	$(11,907)

	Total Assets	$767,699	$799,090	$706,785

Asset Management	Net Revenue	$897,401	$849,662	$601,652
	Operating Expenses (a)	628,945	584,348	504,452

	Operating Income	$268,456	$265,314	$97,200

	Total Assets	$583,524	$687,323	$702,775

Corporate	Net Revenue	$(55,947)	$(65,024)	$(58,509)
	Operating Expenses (a)	33,137	122,380	208,772

	Operating Loss	$(89,084)	$(187,404)	$(267,281)

	Total Assets	$1,686,230	$1,849,871	$1,705,488

Total	Net Revenue	$1,833,561	$1,904,505	$1,529,963
	Operating Expenses (a)	1,591,770	1,657,696	1,711,951

	Operating Income (Loss)	$241,791	$246,809	$(181,988)

	Total Assets	$3,037,453	$3,336,284	$3,115,048

(a)	Operating expenses include depreciation and amortization of property as set forth in table below.

	Year Ended December 31,
	2011	2010	2009
Financial Advisory	$6,739	$6,718	$5,933
Asset Management	3,502	3,693	3,557
Corporate	14,339	12,301	13,051

Total	$24,580	$22,712	$22,541

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

	As Of Or For The Year Ended December 31,
	2011	2010	2009
Net Revenue:
United States	$1,087,507	$1,160,171	$802,895
United Kingdom	190,307	215,243	191,521
France	234,441	261,085	247,510
Other Western Europe	174,284	141,343	175,231
Rest of World	147,022	126,663	112,806

Total	$1,833,561	$1,904,505	$1,529,963

Operating Income (Loss):
United States	$215,528	$226,500	$(155,399)
United Kingdom	(18,074)	4,867	(11,485)
France	8,262	23,092	(9,143)
Other Western Europe	27,276	(9,838)	(3,071)
Rest of World	8,799	2,188	(2,890)

Total	$241,791	$246,809	$(181,988)

Identifiable Assets:
United States	$1,586,064	$1,735,744	$1,557,006
United Kingdom	253,365	324,309	277,751
France	773,196	883,932	908,137
Other Western Europe	116,682	141,216	159,525
Rest of World	308,146	251,083	212,629

Total	$3,037,453	$3,336,284	$3,115,048

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY RESULTS (UNAUDITED)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2011 and 2010. These quarterly results were prepared in conformity with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	2011 Fiscal Quarter
	First	Second	Third	Fourth	Year
	(dollars in thousands)
Net revenue	$438,213	$477,712	$465,323	$452,313	$1,833,561
Operating expenses	364,317	387,260	374,547	465,646	1,591,770

Operating income (loss)	$73,896	$90,452	$90,776	$(13,333)	$241,791

Net income (loss)	$63,507	$76,735	$77,896	$(3,755)	$214,383
Less - net income (loss) attributable to noncontrolling interests	1,242	5,550	225	(3,339)	3,678

Net income (loss) attributable to Lazard Group	$62,265	$71,185	$77,671	$(416)	$210,705

	2010 Fiscal Quarter
	First	Second	Third	Fourth	Year
	(dollars in thousands)
Net revenue	$437,947	$418,808	$452,541	$595,209	$1,904,505
Operating expenses	472,495	351,118	373,623	460,460	1,657,696

Operating income (loss)	$(34,548)	$67,690	$78,918	$134,749	$246,809

Net income (loss)	$(40,088)	$54,650	$68,723	$118,139	$201,424
Less - net income attributable to noncontrolling interests	2,358	481	110	3,931	6,880

Net income (loss) attributable to Lazard Group	$(42,446)	$54,169	$68,613	$114,208	$194,544

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2011 (the end of the period covered by this Annual Report on Form 10-K). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Directors with Terms Expiring in 2012

Ashish Bhutani, age 51, has served as a director of Lazard Ltd and Lazard Group since March 2010. Mr. Bhutani is a Vice Chairman and a Managing Director of Lazard and has been the Chief Executive Officer of Lazard Asset Management (“LAM”) since March 2004. Mr. Bhutani previously served as Head of New Products and Strategic Planning from June 2003 to March 2004. Prior to joining Lazard, he was Co-Chief Executive Officer North America of Dresdner Kleinwort Wasserstein from 2001 to the end of 2002, and was a member of its Global Corporate and Markets Board, and a member of its Global Executive Committee. Mr. Bhutani worked at Wasserstein Perella Group (the predecessor to Dresdner Kleinwort Wasserstein) from 1989 to 2001, serving as Deputy Chairman of Wasserstein Perella Group and Chief Executive Officer of Wasserstein Perella Securities from 1994 to 2001. Mr. Bhutani began his career at Salomon Brothers in 1985, where he was a Vice President in Fixed Income. Mr. Bhutani is a member of the Board of Directors of four registered investment companies, which are part of the Lazard fund complex. Mr. Bhutani was selected to be a director of the Company because of his extensive background, experience and knowledge of the asset management industry, his role within the firm as Chief Executive Officer of LAM and Mr. Jacobs’ and the Board’s desire that Mr. Bhutani become a regular contributor to the Board’s deliberations.

Steven J. Heyer, age 59, has served as a director of Lazard Ltd and Lazard Group since June 2005 and was appointed Lead Director in November 2009. Mr. Heyer is currently the founder and Chief Executive Officer of Avra Kehdabra LLC, a feature animation company, Chairman of Next 3D, a software company, and an investor in and Vice Chairman of Vitrue, a social networking company. From February 2010 until March 2011, Mr. Heyer served as Chairman and CEO of Harry & David Holdings, Inc., a company that was in financial distress at the time of his appointment and that filed for bankruptcy protection in March 2011. Mr. Heyer resigned as CEO prior to the company’s bankruptcy filing but remained as Chairman to provide guidance and leadership through the bankruptcy proceedings. The company emerged from bankruptcy in September 2011, and Mr. Heyer resigned as Chairman at that time. Mr. Heyer was the Chief Executive Officer of Starwood Hotels & Resorts Worldwide from October 2004 until April 2007. Prior to joining Starwood, he was President and Chief Operating Officer of The Coca-Cola Company from 2002 to September 2004. From 1994 to 2001 he was President and Chief Operating Officer of Turner Broadcasting System, Inc., and a member of AOL Time Warner’s Operating Committee. Previously, Mr. Heyer was President and Chief Operating Officer of Young & Rubicam Advertising Worldwide, and before that spent 15 years at Booz Allen & Hamilton, ultimately becoming Senior Vice President and Managing Partner. He is a member of the Board of Directors of Omnicare, Inc. and the National Collegiate Athletic Association. Mr. Heyer has ownership positions in a portfolio of private companies and is a member of many of their boards of directors. Mr. Heyer is the Chairman of Lazard Ltd’s Compensation Committee and a member of the Audit Committee and the Nominating & Governance Committee of Lazard Ltd’s Board of Directors. Mr. Heyer was selected to be a director of the Company because of the depth of his analytical skills, which he has applied in a variety of leadership positions across diverse industry groups, including broadcast media, consumer products, and hotel and leisure companies.

Sylvia Jay, CBE, age 65, has served as a director of Lazard Ltd and Lazard Group since March 2006. Lady Jay is Chairman of L’Oreal UK, a position she has held since June 2011. From September 2005 until June 2011 she was Vice Chairman of L’Oreal UK. From January 2001 to August 2005, she was the Director General of the Food & Drink Federation, a UK trade body. Lady Jay joined the United Kingdom Civil Service in 1971. Her civil service career, until she resigned in 1995, mainly concerned government financial aid to developing countries, including being a non-executive director of the Gibraltar Ship Repair Company. She also worked in the Civil Service Selection Board to recruit fast stream administrators and diplomats; the French Ministere de la Cooperation; the French Tresor and was one of a small international team which set up the European Bank for Reconstruction and Development. Lady Jay is a member of the Board of Directors of Saint-Gobain and Alcatel-Lucent, and was Chairman of Food from Britain from 2005 until 2009. Lady Jay is a member of the

Compensation Committee and the Nominating & Governance Committee of Lazard Ltd’s Board of Directors. Lady Jay was selected to be a director of the Company because of her extensive background and experience in government service and the Board’s desire to add geographical diversity that reflects the Company’s client base in Europe.

Vernon E. Jordan, Jr., age 76, has served as a director of Lazard Ltd and Lazard Group since May 2005. Mr. Jordan has served as a Senior Managing Director of Lazard Frères & Co. LLC since January 2000. Mr. Jordan has been Senior Counsel at Akin Gump Strauss Hauer & Feld LLP since January 2000, where he served as Senior Executive Partner from January 1982 to December 1999. Prior to that, Mr. Jordan served as President and Chief Executive Officer of the National Urban League, Inc. from January 1972 to December 1981. Mr. Jordan currently serves on the Board of Directors of Asbury Automotive Group, Inc.; as a senior advisor to the Board of Directors of American Express Company and Xerox Corporation; as a trustee to Howard University and DePauw University; and on the International Advisory Board of Barrick Gold. Mr. Jordan had previously served on the Board of Directors of Xerox Corporation until May 2009; the American Express Company until May 2008; J.C. Penney Company until August 2007; and Sara Lee Corporation until May 2005. Mr. Jordan was selected to be a director of the Company because of his extensive background and expertise in legal and corporate matters, his knowledge of corporate governance and his experience as a board member of numerous public companies.

Directors with Terms Expiring in 2013

Laurent Mignon, age 48, has served as a director of Lazard Ltd and Lazard Group since July 2010. Mr. Mignon has served as Chief Executive Officer of Natixis (the successor to IXIS Corporate & Investment Bank) since May 2010. From September 2007 to May 2010, he was General Partner of Oddo & Cie, a private French investment bank. Prior to joining Oddo & Cie, Mr. Mignon was the Chief Executive Officer of AGF France. He joined AGF France in 1997 as Chief Financial Officer and was nominated to be a member of the Executive Committee in 1998. Prior to joining the AGF Group, Mr. Mignon held a variety of positions in banking over a ten-year period, ranging from trading to investment banking. Mr. Mignon is a member of the Board of Directors of Sequana, and a member of the Board of Directors and of the Audit Committee of Arkema. Mr. Mignon was selected to be a director of the Company pursuant to an agreement that Lazard entered into with Natixis at the time of Lazard Ltd’s equity public offering in 2005. See “Agreement with Natixis.”

Gary W. Parr, age 55, has served as a director of Lazard Ltd and Lazard Group since March 2010. Mr. Parr is a Vice Chairman and a Managing Director of Lazard, having previously served as Deputy Chairman of Lazard from April 2003 until November 2009. For 30 years, he has focused on providing strategic advice to financial institutions worldwide. Prior to joining Lazard, Mr. Parr was with Morgan Stanley, serving in numerous capacities including Vice Chairman of Institutional Securities and Investment Banking, Chairman and Head of the Global Financial Institutions Group and Co-Head of the Global Mergers and Acquisitions Department. Prior to joining Morgan Stanley, Mr. Parr was with a group from The First Boston Corporation that formed Wasserstein Perella & Co., where he rose to become Co-President. Mr. Parr serves as the Chairman of the Board of Directors of the New York Philharmonic and the Parr Center for Ethics at the University of North Carolina. Mr. Parr was selected to be a director of the Company because of his extensive background, experience and knowledge of the financial services industry, his reputation among clients and Mr. Jacobs’ and the Board of Directors’ desire that Mr. Parr become a regular contributor to the Board of Directors’ deliberations.

Hal S. Scott, age 68, has served as a director of Lazard Ltd and Lazard Group since March 2006. Professor Scott is the Nomura Professor and Director of the Program on International Financial Systems at Harvard Law School, where he has taught since 1975. Before joining Harvard he served as a Law Clerk for the Hon. Justice Byron R. White, U.S. Supreme Court, from 1973 to 1974, and as an Assistant Professor of Law, University of California at Berkeley from 1974 to 1975. Professor Scott has published numerous books and articles on finance, international trade and securities laws. He is the President of the Committee on Capital Markets Regulation, Inc. and a member of the Senior Advisory Board of Oliver Wyman. Professor Scott is a past President of the

International Academy of Consumer and Commercial Law and a past Governor of the American Stock Exchange (2002-2005). Professor Scott is the Chairman of the Nominating & Governance Committee and a member of the Audit Committee of Lazard Ltd’s Board of Directors. Professor Scott was selected to be a director of the Company because of his impressive academic background and expertise in public policy and global financial market regulation as it affects the financial services industry.

Directors with Terms Expiring in 2014

Kenneth M. Jacobs, age 53, has served as Chairman of the Board of Directors and Chief Executive Officer of Lazard Ltd and Lazard Group since November 2009. Mr. Jacobs has served as a Managing Director of Lazard since 1991 and had been a Deputy Chairman of Lazard from January 2002 until November 2009. Mr. Jacobs also served as Chief Executive Officer of Lazard North America from January 2002 until November 2009. Mr. Jacobs initially joined Lazard in 1988. Mr. Jacobs is a member of the Board of Trustees of the University of Chicago and the Brookings Institution. Mr. Jacobs was selected to be the Chairman and Chief Executive Officer of Lazard because of his vision, intellect and dynamism, his proven track record of creativity in building new businesses, as well as his skills as a trusted advisor, collaborator and team leader.

Philip A. Laskawy, age 70, has served as a director of Lazard Ltd and Lazard Group since July 2008. Mr. Laskawy served as Chairman and Chief Executive Officer of Ernst & Young from 1994 until his retirement in 2001, after 40 years of service with the professional services firm. Mr. Laskawy served as Chairman of the International Accounting Standards Board from 2006 to 2007, and as a member of the 1999 Blue Ribbon Committee on Improving the Effectiveness of Corporate Audit Committees. Mr. Laskawy has served as Chairman of Fannie Mae since September 2008 and is also a member of the board of directors of General Motors Corp., Capgemini, Loews Corp. and Henry Schein, Inc. Mr. Laskawy had previously served on the boards of directors of Discover Financial Services until September 2008 and The Progressive Corporation until December 2007. Mr. Laskawy is the Chairman of the Audit Committee of Lazard Ltd’s Board of Directors. Mr. Laskawy was selected to be a director of the Company because of his expertise in the areas of auditing and accounting, his qualifications as an “audit committee financial expert” and the unique perspective he brings as a former chief executive of one of the “big four” accounting firms.

Michael J. Turner, CBE, age 63, has served as a director of Lazard Ltd and Lazard Group since March 2006. In November 2008, Mr. Turner was appointed the non-executive Chairman of Babcock International Group PLC. Mr. Turner was the Chief Executive Officer of BAE Systems plc from March 2002 until August 2008. Mr. Turner joined BAE Systems in 1966 and held a number of commercial, marketing and general management positions, including Chief Operating Officer from 1999 to March 2002. Mr. Turner is Senior Independent Director of GKN PLC. Mr. Turner is a member of the Compensation Committee and the Nominating & Governance Committee of Lazard Ltd’s Board of Directors. Mr. Turner was selected to be a director of the Company because of his extensive background, experience and leadership as a former chief executive in the aerospace and defense industry and the Board of Directors’ desire to add geographical diversity to its membership that reflects the Company’s client base in Europe.

Agreements with Natixis

As of February 24, 2012, Natixis (the successor to IXIS Corporate & Investment Bank) held 6,999,800 shares of Class A common stock of Lazard Ltd, of which 2,000,000 shares of Class A common stock were acquired in recapitalization transactions in May 2005 and 4,999,800 shares were acquired in May 2008 upon the settlement of the purchase contracts related to $150 million of Lazard Ltd’s equity security units (which equity security units were also acquired in the recapitalization transactions in May 2005). In connection with this investment by Natixis in May 2005, we agreed that we will nominate one person designated by Natixis to our Board of Directors until such time as (1) the shares of common stock of Lazard Ltd then owned by Natixis, plus (2) the shares of common stock of Lazard Ltd issuable under the terms of any exchangeable securities issued by Lazard Ltd then owned by Natixis, constitute less than 50% of the sum of (a) the shares of common stock of

Lazard Ltd initially purchased by Natixis, plus (b) the shares of common stock of Lazard Ltd issuable under the terms of any exchangeable securities issued by Lazard Ltd initially purchased by Natixis. Laurent Mignon is currently the Natixis nominee to our Board of Directors.

Audit Committee Financial Expert

Since Lazard Ltd’s Class A common stock is listed on the New York Stock Exchange and Lazard Group is part of Lazard Ltd’s consolidated reporting group, Lazard Group is not required to have a separate audit committee. Lazard Ltd maintains an independent audit committee and the Board of Directors of Lazard Ltd has determined that Philip A. Laskawy has the requisite qualifications to satisfy the SEC definition of “audit committee financial expert”.

Code of Business Conduct and Ethics

Lazard Ltd has adopted a Code of Business Conduct and Ethics that is applicable to all directors, managing directors, officers and employees of Lazard Ltd and its subsidiaries and affiliates. We have also adopted a Supplement to the Code of Business Conduct and Ethics for certain other senior officers, including our Chief Executive Officer, Chief Financial Officer and principal accounting officer. Each of these codes is available on our website at http://www.lazard.com/Investorrelations/CodeandEthics.aspx. A print copy of each of these documents is available to any shareholder upon request. We intend to disclose amendments to, or waivers from, the Code of Business Conduct and Ethics, if any, on our website.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Executive Summary

This Compensation Discussion and Analysis explains the material elements of the compensation of our named executive officers in 2011. Our named executive officers are set forth in the table below:

Name	Title
Kenneth M. Jacobs	Chairman and Chief Executive Officer

Michael J. Castellano	Chief Financial Officer (retired March 31, 2011)

Matthieu Bucaille	Chief Financial Officer (effective April 1, 2011)

Ashish Bhutani	Chief Executive Officer of Lazard Asset Management

Scott D. Hoffman	General Counsel

Alexander F. Stern	Chief Operating Officer

Compensation Practices and Corporate Performance. Consistent with our philosophy that pay should be tied to performance, Lazard Ltd’s Compensation Committee, or the Compensation Committee, has implemented programs designed to better align the interests of our named executive officers and employees with Company performance and maximize shareholder value. Compensation practices that reflect our philosophy include:

•

Linking cash compensation to performance. The majority of cash compensation opportunity is based on Company and individual performance. Accordingly, the cash compensation paid to our named executive officers and employees as a group has fluctuated from year to year, reflecting the Company’s financial results.

•

Granting equity and other long-term incentive compensation with multi-year vesting horizons. The restricted stock units, or RSUs, awarded to our named executive officers and employees and the interests in certain investment funds, or Lazard Fund Interests, awarded to Mr. Bhutani and other employees in 2012 generally vest approximately two or three years after the date of grant, subject to the executive’s or employee’s continued service with the Company. This aligns the interests of our named executive officers and employees with the interests of shareholders as the value that each individual realizes upon vesting depends on the long-term performance of Lazard Ltd’s Class A common stock and, for certain individuals, including Mr. Bhutani, the value of certain Lazard investment funds. It also helps to retain our named executive officers and employees, giving shareholders the stability of highly productive, experienced management and employees. Furthermore, we apply a sliding scale to determine the percentage of an individual’s total compensation that is paid in the form of long-term incentive compensation awards. Our most senior employees receive the greatest percentage of their compensation in the form of long-term incentive awards (up to 60%, or 50% for some employees of our Asset Management business, including Mr. Bhutani, for 2011), which reflects that, through their greater responsibilities and authority, they have more opportunity to influence Lazard Ltd’s stock price and, in the case of employees in our Asset Management business, performance of Lazard managed funds.

•

Establishing a direct link between long-term compensation and the performance of certain Lazard investment funds. In February 2011, the Company granted Lazard Fund Interests, in addition to RSUs, to eligible employees in Lazard’s Asset Management business, including Mr. Bhutani. Pursuant to the terms of these awards, a portion of a participant’s incentive compensation is invested in funds managed by either Lazard Asset Management, or LAM, or Lazard Frères Gestion SAS, or LFG. In February 2012, the Company also granted Lazard Fund Interests to Mr. Bhutani as part of his aggregate incentive compensation for 2011. In addition, the Company provided a broader group of employees, including eligible employees in Lazard’s Financial Advisory business but excluding our named executive officers, other than Mr. Bhutani, the opportunity to receive Lazard Fund Interests as part of their incentive compensation for 2011. The Lazard Fund Interests are designed to align the performance and compensation of our eligible Lazard employees by directly linking their compensation to the performance of funds managed by our Asset Management business and, in the case of Asset Management employees, including Mr. Bhutani, to the business with which they are most directly involved. The stronger performance of these funds benefits not only our Asset Management clients but also shareholders and employees.

We believe that our general pay-for-performance philosophy has contributed to our Company’s strong performance over time. In 2011, despite difficult financial markets and a challenging fourth quarter, our Company performed well. Lazard Ltd achieved record operating revenue through the third quarter on a consolidated basis, before the fourth quarter revenue decline. Our Asset Management business achieved record full-year operating revenue of $883 million for 2011, 6% higher than 2010, and record management fees of $818 million, 14% higher than 2010. In our Financial Advisory business, Strategic Advisory operating revenue was $794 million for 2011, only 4% lower than 2010. We maintained control on compensation costs and compensation deferrals while increasing our investment in our businesses. In addition, Lazard Ltd increased the dividends paid on its Class A common stock, we repurchased sufficient Class A common stock to offset the dilutive effect of equity awards granted in February 2011, and we repurchased $150 million of subordinated debt at a discount.

In recognition of the challenges that we faced during 2011, like many of our managing directors and employees, each of our named executive officers experienced a substantial decline in the amount of his incentive compensation awarded for 2011. In particular, Mr. Jacobs’ total incentive compensation for 2011 (i.e., annual cash bonus and long-term incentive awards) declined by approximately 42% from the level he received for 2010. Similarly, the incentive compensation paid to our other named executive officers who served in the same positions during 2010 and 2011 declined substantially from 2010 levels, in amounts ranging from approximately 27% to 31% of 2010 compensation levels.

Compensation Governance. To ensure that our compensation programs conform to our pay-for-performance philosophy, we follow the procedures set forth below:

•	Maintaining an independent compensation committee. The Compensation Committee is comprised solely of independent directors and is responsible for reviewing and approving the compensation of each named executive officer. The Compensation Committee also reviews our overall compensation philosophy as well as the pay of certain other members of our senior management team who are not executive officers.

•

Engaging an independent compensation consultant. The Compensation Committee directly and independently engaged Hay Group, Inc., or Hay Group, a global independent compensation consulting firm, to assist it with compensation analyses, including through the use of compensation data of certain of our competitors, as one means of framing its compensation decisions. At this time, Hay Group performs no work for the Company or Lazard Ltd other than advising the Compensation Committee with respect to compensation matters and Lazard Ltd’s Nominating & Governance Committee on director compensation.

We believe that as a consequence of our prudent compensation governance procedures:

•

Compensation paid to the named executive officers has been reasonable relative to our comparator group. According to an analysis conducted by Hay Group in January 2012 regarding compensation levels of our comparator group for 2010 (the most recent year for which comprehensive data for our peers was available), the aggregate total direct compensation paid to our named executive officers (other than Mr. Castellano, who retired in early 2011 and whose compensation was not evaluated by Hay Group in this analysis) with respect to 2011 performance was appropriate in light of compensation levels of our comparator group. This analysis supported the Compensation Committee’s conclusion that the aggregate total direct compensation paid to our named executive officers (other than Mr. Castellano) for 2011 was sufficiently competitive for 2011.

•

Our awarded compensation ratio was substantially unchanged in 2011, notwithstanding a decline in our operating revenue and new investments that we made over the course of the year. In 2011 and as further discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the ratio of our awarded compensation and benefits expense to operating revenue, or the awarded compensation ratio, was 61.5%. This was substantially unchanged from the awarded compensation ratio of 61.4% for 2010, notwithstanding the impact of the 5% decline in operating revenue over the same period and the new investments that we made in our Financial Advisory and Asset Management businesses during 2011. This also reflects a 5.3 percentage point decrease from the awarded compensation ratio of 66.8% for 2009. Notably, we maintained control on compensation deferrals and aggregate cash incentive compensation for 2011 decreased 21% from 2010. We remain committed to our long-term goal of limiting increases in our compensation expense, such that our compensation expense grows at a rate that is less than the rate of our revenue growth.

We are committed to addressing certain evolving best practices. With input from Hay Group, the Compensation Committee determined in 2011 that, in recognition of evolving best practices, we do not intend to enter into any new arrangements that would provide for an excise tax gross-up. Consistent with this determination, we entered into a new contract with Mr. Bhutani on August 2, 2011 that does not provide for an excise tax gross-up. Our retention agreements with Messrs. Jacobs, Bucaille, Hoffman and Stern are scheduled to expire on March 23, 2013, and we do not anticipate extending the excise tax gross-up currently provided in these retention agreements following such date.

Philosophy and Objectives of Our Compensation Programs

General. Our compensation programs are designed to attract, retain and motivate executives and professionals of the highest quality and effectiveness. These compensation programs focus on rewarding the types of performance that increase shareholder value and drive shareholder returns, including growing revenue and reducing volatility, retaining clients, developing new client relationships, improving operational efficiency (including by managing compensation and non-compensation costs and expenses), returning cash to shareholders and managing risks. A substantial portion of each executive’s total compensation is intended to be variable and delivered on a pay-for-performance basis. The programs provide compensation opportunities, contingent upon performance, that are competitive with practices of other similar financial services organizations.

We currently target annual operating revenue and earnings as key performance metrics. In allocating compensation to our named executive officers, managing directors and other senior professionals, the primary emphasis, in addition to Company performance, is on each individual’s contribution to the Company, business unit performance and compensation recommendations of the individuals to whom participants report. The Compensation Committee monitors the effectiveness of our compensation programs throughout the year and performs an annual reassessment of the programs in January or February of each year in connection with year-end compensation decisions. The Compensation Committee directly and independently engaged Hay Group to assist it with review of market data and compensation analyses. At this time, Hay Group performs no work for the Company other than advising the Compensation Committee with respect to compensation matters and Lazard Ltd’s Nominating & Governance Committee on director compensation.

Competitive Compensation Considerations. Because the competition to attract and retain high performing executives and professionals in the financial services industry is intense, the amount and composition of total compensation paid to our executives must be considered in light of competitive compensation levels. In this regard, for our named executive officers (other than Mr. Castellano), the Compensation Committee reviewed an analysis prepared by Hay Group regarding compensation levels for 2010 (as reported in 2011) and considered data regarding indicative trends for 2011 for comparable positions at the following financial services firms: Affiliated Managers Group Inc., BlackRock, Inc., Blackstone Group LP, Eaton Vance Corp., Evercore Partners Inc., Goldman Sachs Group, Inc., Greenhill & Co., Inc., Invesco Ltd, Jefferies Group, Inc., Legg Mason, Inc. and Morgan Stanley. While some of the companies listed above are larger than the Company, we chose this comparator group because we compete in the same marketplace with these companies for highly qualified and talented financial service professionals.

While the Compensation Committee considers the level of compensation paid by the firms in the Company’s comparator group as a reference point that provides a framework for its compensation decisions, in order to maintain competiveness and flexibility, the Compensation Committee does not target compensation at a particular level relative to the comparator group.

Design of Our Compensation Programs

Compensation for each of our named executive officers, managing directors and other senior professionals is viewed on a total compensation basis and then subdivided into two primary categories—base salary and incentive compensation. The Compensation Committee reviews performance data by business line and by individual, in addition to competitive data. Determinations are made based on the totality of all the data and made on an individual basis.

With the exception of the 2008 compensation cycle, our annual incentive compensation awards since Lazard Ltd’s equity public offering in 2005 up until the 2010 compensation cycle have had two components: a cash bonus and an equity-based award. In addition to the forms of annual incentive compensation we have used in the past, we have added new incentive compensation programs: for the 2010 compensation cycle, we added a new form of long-term incentive compensation for employees in our Asset Management business, including Mr. Bhutani, which we refer to as Lazard Fund Interests; and for the 2011 compensation cycle, in addition to providing Lazard Fund Interest awards to Mr. Bhutani as part of his aggregate deferred compensation for 2011, we extended the Lazard Fund Interest award program to, at the option of employees who are not named executive officers, our managing directors and other senior professionals. As further discussed below, we also provided certain senior professionals in our Asset Management business with deferred cash awards as a component of their aggregate deferred compensation for 2011.

Decisions with regard to incentive compensation are generally made in January or February of each year and are based on Company and individual performance in the prior fiscal year. Our Chief Executive Officer, Mr. Jacobs, makes recommendations to the Compensation Committee as to the total compensation package to be paid to our named executive officers. The Compensation Committee reviews and approves the total compensation package (salary and incentive compensation award) to be paid to our named executive officers, including Mr. Jacobs, and considers Mr. Jacobs’ recommendations in its review. Mr. Jacobs does not participate in sessions of the Compensation Committee at which his own compensation is determined; however, he does participate in sessions at which the compensation of the other named executive officers is discussed. Before any year-end compensation decisions are made, the Compensation Committee reviews a comprehensive tally sheet of all elements of each executive officer’s compensation. The tally sheets include information on cash and non-cash compensation for the past three fiscal years (including current and prior year base salaries, annual bonuses, RSUs and, in the case of Mr. Bhutani, Lazard Fund Interests), the value of benefits and other perquisites paid to our named executive officers, the value of unrealized gains/losses on prior equity-based awards and any LAZ-MD Holdings exchangeable interests held by our named executive officers, as well as potential amounts to be delivered under post-employment scenarios. The tally sheets are used to ensure that each member of the Compensation Committee has a complete picture of the compensation and benefits paid to, and equity holdings of, each of our named executive officers and are just one of the tools used by the Compensation Committee in making year-end compensation decisions.

Base Salary. Base salaries are intended to reflect the experience, skill and knowledge of our named executive officers, managing directors and other senior professionals in their particular roles and responsibilities, while retaining the flexibility to appropriately compensate for fluctuations in performance, both of the Company and the individual. Base salaries for our named executive officers and any subsequent adjustments thereto are reviewed and approved by the Compensation Committee annually, based on a review of relevant market data and each executive’s performance for the prior year, as well as each executive’s experience, expertise and position. During 2011, each of our named executive officers (other than Mr. Castellano, whose retention agreement expired upon his retirement on March 31, 2011) was a party to a retention agreement with the Company that provides for a minimum annual base salary during the term of those agreements. See “Retention Agreements with Named Executive Officers”.

Incentive Compensation. Incentive compensation is a key component of our compensation strategy. Incentive compensation payouts can be highly variable from year to year and are generally based on Lazard Ltd’s operating revenue and earnings in the immediately preceding fiscal year, as well as each individual’s contribution to revenue and to the Company’s development, including business unit performance. In addition, careful attention is paid to competitive compensation practices in the financial services industry.

In January or February of each year a determination is made as to the total amount of incentive compensation to be awarded to our named executive officers, managing directors and senior professionals based on Company and individual performance in the prior fiscal year. An allocation is then made between cash and equity-based awards. In addition, for the 2010 compensation cycle, we created a new form of performance-based compensation for employees of our Asset Management business, including Mr. Bhutani, which we refer to as Lazard Fund Interest awards, and for the 2011 compensation cycle, we extended the Lazard Fund Interest award program to, at the option of employees who are not named executive officers (other than Mr. Bhutani), our managing directors and other senior professionals.

In January 2012, we applied a progressive formula based on total compensation for all of our named executive officers, managing directors and senior professionals. Pursuant to this formula, as a recipient’s total compensation (cash salary, cash bonus and long-term incentive compensation) increases, a greater percentage of his or her total compensation is composed of long-term incentive awards. This formula is based on a sliding scale that effectively begins at 5% for some of our vice presidents and directors and, except as described below, generally reaches 60% for our highest paid managing directors and is in line with our philosophy of focusing long-term incentive awards at the more senior levels, where our most senior employees, through their greater responsibilities and authority, have more opportunity to influence the stock price and, in the case of employees in our Asset Management business, performance of Lazard managed funds. The remainder of an individual’s total incentive compensation award is payable in cash. For the 2011 compensation cycle, and primarily as a result of compensation practices in the asset management industry, the sliding scale described above generally applies to our highest paid managing directors and senior professionals in our Asset Management business, including Mr. Bhutani, but a portion of the recipient’s long-term incentive award allocation (i.e., the portion between approximately 50% and 60%) is composed of a deferred cash award that becomes payable in May 2012, subject to the recipient’s continued service with the Company.

Restricted Stock Unit Awards. For the 2011 compensation cycle, equity-based compensation was awarded to our named executive officers, other than Mr. Castellano (who retired on March 31, 2011), in the form of RSUs. RSUs are contractual rights to receive shares of Lazard Ltd Class A common stock upon vesting. The RSUs granted to our named executive officers in 2012 (which relate to 2011 performance) vest approximately two or three years after the date of grant, subject to the executive’s continued service with the Company. In addition, in recognition of Mr. Bucaille’s new role as Chief Financial Officer and to ensure his long-term dedication to the Company, Mr. Bucaille received a special long-term retention award of RSUs in 2011 that is scheduled to vest on March 1, 2019. See “Grant of Plan-Based Awards” for a discussion of the terms of the RSUs and for a discussion of the terms of the RSU Retirement Policy. Other than Mr. Castellano, who has retired, none of our named executive officers are currently eligible for retirement under the terms of the RSU Retirement Policy.

RSU awards enhance shareholder value by aligning the long-term interests of our named executive officers, managing directors and senior professionals with those of shareholders. Because the amount an individual realizes upon the vesting of his or her RSUs directly depends on the value of Lazard Ltd’s Class A common stock at that time, each individual who receives an RSU becomes, economically, a long-term shareholder of Lazard Ltd, with interests aligned with the interests of other shareholders.

RSUs also serve as an important retention mechanism by subjecting to forfeiture a significant portion of each recipient’s compensation if he or she leaves the firm prior to the vesting date. Our named executive officers each own considerable interests in the Company through previous grants of RSUs and restricted stock and, in some cases, through their holdings of LAZ-MD Holdings exchangeable interests or shares received pursuant to the exchange of such interests. For additional information about the RSUs, LAZ-MD Holdings exchangeable interests and shares of Lazard Ltd’s Class A common stock held by each of our named executive officers, see “Beneficial Ownership of Directors, Director Nominees and Executive Officers” and “Outstanding Equity Awards at 2011 Fiscal Year-End.” As a result, we believe our named executive officers have a demonstrable and significant interest in increasing shareholder value over the long term.

RSU awards are typically made in early February following Lazard Ltd’s year-end earnings release. This year, RSUs were granted to each of our named executive officers on February 10, 2012, four days after Lazard Ltd’s public announcement of year-end earnings. The number of RSUs granted in 2012 (which relate to 2011 performance) was determined by dividing the dollar amount allocated to be granted to the executive officer as an RSU award by the average closing price of Lazard Ltd’s Class A common stock on the NYSE on the four trading days prior to February 10, 2012 ($27.40). The RSUs granted on February 10, 2012 will generally vest 33% on March 3, 2014 and 67% on March 2, 2015.

In exchange for their RSU awards, our named executive officers agreed to restrictions on their ability to compete with the Company or to solicit our clients and employees, which protect the Company’s intellectual and human capital. Year-end incentive compensation awards are based on Company and individual performance during the prior fiscal year, and an executive officer’s total equity interest in the Company is not factored into the Compensation Committee’s decision-making process concerning future equity-based awards.

Pursuant to Lazard Ltd’s RSU Retirement Policy, outstanding and unvested RSUs will vest (and in the case of members of Lazard Group, who report income from Lazard Group and its affiliates on Schedule K-1 to Lazard Group’s Federal income tax return, whom we refer to as K-1 partners, be settled in restricted stock) as long as (i) the RSU holder is at least 56 years old, (ii) the RSU holder has completed at least five years of service with the Company and (iii) the sum of the RSU holder’s actual age and years of service is at least 70. However, following retirement, the RSUs or restricted stock granted in settlement of the RSUs remain subject to all restrictive covenants, including continued compliance with non-compete, non-solicit and other provisions contained in the original RSU award agreement through the original vesting date of the RSUs. Any dividends payable with respect to the restricted stock are held in escrow until the forfeiture provisions lapse. A recipient of restricted stock is required to make an election under Section 83(b) of the Internal Revenue Code, which subjects him or her to taxation on such restricted stock on the date of grant. With the consent of the compliance department of the Company, a recipient may dispose of up to 50% of the restricted stock granted to him or her in order to pay taxes. Lazard Fund Interests, described below, are also subject to the retirement policy, and are treated in a manner similar to the RSUs under the policy.

Lazard Fund Interest Awards. In February 2011, in order to more closely align the compensation and performance of our employees in the Asset Management business with the interests of shareholders, the Company adopted the Lazard Fund Interest award as a new form of long-term incentive compensation. In February 2012, the Company gave all of our managing directors and other senior professionals (with the exception of our named executive officers, other than Mr. Bhutani) the option to participate in the Lazard Fund Interest program as part of their incentive compensation for 2011. Lazard Fund Interests represent actual or notional interests in certain investment funds managed by either LAM or LFG and, accordingly, should enable eligible employees to directly benefit from the performance of such funds. Recipients of Lazard Fund Interests are awarded a dollar value, which is invested (or deemed invested) in specified investment funds as directed by the recipient and held in a restricted brokerage account for the benefit of the recipient. Lazard Fund Interest award agreements generally contain the same vesting, change-in-control, restrictive covenant and forfeiture provisions as the RSU award agreements. In general, these agreements provide that unvested Lazard Fund Interests are forfeited on termination of employment, except in limited cases such as death, disability, a termination by the Company other than for “cause” or a qualifying retirement pursuant to the Lazard Ltd’s RSU Retirement Policy (as described above). In the event that the investment funds in which the Lazard Fund Interests are invested distribute earnings, such earnings are automatically re-invested in additional Lazard Fund Interests. These distributions will have the same restrictions as the underlying Lazard Fund Interests to which they relate.

Mr. Bhutani was granted a Lazard Fund Interest award on February 10, 2012 (which relates to 2011 performance) that will vest 33% on March 3, 2014 and 67% on March 2, 2015.

Impact of 2011 Performance on Compensation

In setting compensation levels for our employees for 2011, we primarily considered annual operating revenue, earnings and competitive conditions in the financial services industry. Due to the uneven economic recovery worldwide and the current regulatory environment, it is imperative to continue to attract, retain and motivate executives and professionals of the highest quality and effectiveness. Part of our business strategy is to recruit and retain proven senior professionals who have strong client relationships and industry expertise, and who understand the needs of our business and culture. Because of the value they bring to the Company, these individuals command high levels of compensation.

In 2011, Lazard Ltd’s operating revenue was $1.884 billion, representing a 5% decline from operating revenue of $1.979 billion in 2010. In light of this decline in operating revenue, current economic and competitive conditions, information provided by Hay Group, discussions with our executive officers and other factors considered by the Compensation Committee, the Compensation Committee determined that Lazard Ltd’s target level of awarded compensation should reflect this decline and, therefore, that Lazard Ltd’s ratio of awarded compensation and benefits expense to operating revenue, or Lazard Ltd’s awarded compensation ratio, should be set at 61.7% in order to meet our compensation and retention objectives. Lazard Ltd’s awarded compensation ratio is calculated in a manner that is consistent with our calculation of our awarded compensation ratio. Lazard Ltd’s awarded compensation ratio for 2011 was substantially unchanged from Lazard Ltd’s awarded compensation ratio of 61.5% for 2010, notwithstanding the impact of the 5% decline in operating revenue over the same period and the new investments that we made in our Financial Advisory and Asset Management businesses during 2011. This also reflects a 5.3 percentage point decrease from Lazard Ltd’s awarded compensation ratio of 67% for 2009. Notably, we maintained control on compensation deferrals and aggregate cash incentive compensation for 2011 decreased 21% from 2010. We remain committed to our long-term goal of limiting increases in our compensation expense, such that our compensation expense grows at a rate that is less than the rate of our revenue growth.

Compensation For Each of Our Named Executive Officers in 2011

2011 Base Salaries. We have retention agreements with Messrs. Jacobs, Bucaille, Bhutani, Hoffman and Stern that establish their respective minimum annual base salaries. These amounts were negotiated and were meant to ensure that the Company would have the services of each of these named executive officers during the term of their respective agreements. See “Retention Agreements with Named Executive Officers.” The base salary paid in 2011 to Mr. Jacobs was $900,000 and to each of Mr. Bucaille, Mr. Bhutani, Mr. Hoffman and Mr. Stern was $750,000. Mr. Castellano, with whom we had a retention agreement that expired upon his retirement on March 31, 2011, was paid in 2011 a pro-rated amount of the minimum required under his retention agreement: $125,000 for the first quarter of 2011.

2011 Incentive Compensation.

Mr. Jacobs. In determining the amount of incentive compensation to be paid to our Chief Executive Officer, Mr. Jacobs, the Compensation Committee considered the factors described under “Impact of 2011 Performance on Compensation”, as well as Mr. Jacobs’ individual performance in 2011. The Compensation Committee noted that, despite difficult financial markets and a challenging fourth quarter, our Company performed well in 2011. Lazard Ltd achieved record operating revenue through the third quarter on a consolidated basis, before the fourth quarter revenue decline. Our Asset Management business achieved record full-year operating revenue of $883 million for 2011, 6% higher than 2010, and record management fees of $818 million, 14% higher than 2010. In our Financial Advisory business, Strategic Advisory operating revenue was $794 million for 2011, only 4% lower than 2010. We maintained control on compensation costs and compensation deferrals while increasing our investment in our businesses. In addition, Lazard Ltd increased the dividends paid on its Class A common stock, we repurchased sufficient Class A common stock to offset the dilutive effect of equity awards granted in February 2011, and we repurchased $150 million of subordinated debt at a discount.

The Compensation Committee also considered the goals and objectives previously established for Mr. Jacobs by the Compensation Committee. The goals and objectives provided the Compensation Committee with a comprehensive set of criteria that assisted the Compensation Committee in its evaluation of Mr. Jacobs’ performance in 2011 and its determination of Mr. Jacobs’ incentive compensation for 2011. The goals and objectives (which did not include numerical targets) consisted primarily of:

Company Performance:

•	Operating revenue; and

•	Net income.

Individual Performance:

•	Providing the leadership and strategic vision necessary to position the Company for future growth and profitability;

•	Leading franchise-building efforts across the Company’s businesses and regions;

•	Motivating key employees and attracting and retaining new talent;

•	Growing the Asset Management business by focusing on continually improving investment performance and through motivating and retaining key employees and hiring new talent;

•	Facilitating global integration by improving collaboration across units worldwide;

•	Setting financial targets and building an organization that is capable of achieving the strategic vision; and

•	Keeping the Board of Directors informed generally, including with respect to ongoing strategic, financial and operating issues and initiatives within the Company.

In addition to the factors described above, the Compensation Committee noted the following accomplishments as a result of Mr. Jacobs’ initiative and ongoing leadership and dedication during 2011:

•	The Company remained strategically focused on its mission and mandate as articulated by Mr. Jacobs, and the Company’s execution in 2011 was consistent with this strategy;

•	Collaboration across business lines and geographic locations continued to improve;

•	Communication among Mr. Jacobs, the Company’s Deputy Chairmen and other members of senior management continued to unify the Company around a common mission and purpose;

•	A rigorous performance management system and compensation allocation process generally viewed as fair by the Company’s managing directors was executed; and

•	The Company continued to successfully recruit highly regarded senior level talent and maintained strong personnel management.

The Compensation Committee also thoroughly reviewed the Company’s past compensation practices, the competitive compensation practices at the other firms included in our comparator group and the unqualified dedication and selflessness that Mr. Jacobs brings to the Lazard franchise. The Compensation Committee and Mr. Jacobs also considered Mr. Jacobs’ strong desire to implement compensation discipline throughout the firm and Mr. Jacobs’ desire to personally participate in this initiative. Based on its review, the Compensation Committee decided to grant Mr. Jacobs an incentive compensation award of $8.050 million, payable as follows: an RSU award valued at $5.370 million and a $2.680 million cash bonus. The RSUs awarded to Mr. Jacobs constituted approximately 60% of Mr. Jacobs’ total compensation for 2011 (salary, cash bonus and equity-based awards).

As reflected in the table below, in response to the challenging economic conditions that we faced during 2011, resulting in a 5% decline in Lazard Ltd’s annual operating revenue, Mr. Jacobs’ total incentive compensation for 2011 (i.e., annual cash bonus and long-term incentive awards) declined by approximately 40% from the level he received for 2010. This substantial decline in Mr. Jacobs’ incentive compensation for 2011 is indicative of the benefits to the Company of maintaining a flexible compensation system that allows the Compensation Committee to adjust the amount payable to our Chief Executive Officer and other members of senior management in recognition of a decline in our performance. Furthermore, by linking 60% of Mr. Jacobs’ compensation for 2011 directly to the future performance of Lazard Ltd’s Class A common stock, the majority of Mr. Jacobs’ compensation for 2011 will be at risk based on our ability to achieve growth and produce value for shareholders over the next two to three years. Given the combination of base salary, annual cash bonus and RSUs awarded to Mr. Jacobs for 2011, the Compensation Committee believes it has struck the right balance between addressing the challenges we confronted in 2011 and the desire to keep Mr. Jacobs focused on the Company’s long-term performance.

The following table shows the base salary and incentive compensation awarded to Mr. Jacobs for his performance in 2010 and 2011 in the manner it was considered by the Compensation Committee. This presentation differs from that contained in the Summary Compensation Table for 2011 in the following respects: by (i) showing the full grant date value of the RSUs awarded on February 10, 2012, which related to 2011 performance but are not reflected in the Summary Compensation Table for 2011 because they were granted after the end of our 2011 fiscal year; and (ii) excluding the full grant date value of the RSUs granted on February 10, 2011, which are included in the Summary Compensation Table for 2011, but related to 2010 performance. A similar methodology was applied to reflect 2010 compensation, which was included in order to provide a basis for comparison. In addition, the “Change in Pension Value” and “All Other Compensation” columns have been omitted for each year, because they are not tied to Mr. Jacobs’ performance for the applicable year.

			Incentive Compensation
	Year	Salary	Annual Cash Bonus	Annual RSU Awards	Total Compensation
Kenneth M. Jacobs	2011	$900,000	$2,680,000	$5,370,000	$8,950,000
	2010	$900,000	$5,100,000	$8,800,000	$14,800,000

Other Named Executive Officers. As described above, our Chief Executive Officer, Mr. Jacobs, makes recommendations to the Compensation Committee as to the total compensation package to be paid to our named executive officers. The Compensation Committee reviews and approves the total compensation package (salary and incentive compensation award) to be paid to our named executive officers, and considers Mr. Jacobs’ recommendations in its review. The retention agreements with Messrs. Bhutani, Bucaille, Hoffman and Stern generally provide that each is entitled to an annual bonus to be determined under the applicable annual bonus plan of the Company on the same basis as annual bonuses are determined for the Company’s other executive officers and paid in the same ratio of cash to equity awards or, in the case of Mr. Bhutani, deferred awards, as is applicable to other executives. The retention agreement with Mr. Castellano expired upon his retirement on March 31, 2011. Mr. Jacobs reviewed with the Compensation Committee the performance of each of Messrs. Bhutani, Bucaille, Hoffman and Stern individually and their overall contribution to the Company in 2011, which was not based on any numerical targets. In evaluating the total compensation packages to be paid to our named executive officers, the Compensation Committee and Mr. Jacobs considered the factors described under “Impact of 2011 Performance on Compensation”, as well as their individual contributions to the Company, their desire to advance the implementation of compensation discipline throughout the firm and their desire to personally participate in this initiative.

In evaluating annual incentive compensation for Mr. Bhutani, the Compensation Committee and Mr. Jacobs considered his consistent leadership and high level of performance as the Chief Executive Officer of LAM and the overall success of the Asset Management business in 2011, including its achievement of record full-year operating revenue of $883 million for 2011, 6% higher than 2010, and record management fees of $818 million, 14% higher than 2010. The Compensation Committee and Mr. Jacobs reviewed Mr. Bhutani’s role in the Company, his positioning on an internal pay equity scale vis-à-vis other managing directors within the Asset Management business, specifically, and the Company, in general, and the competitive compensation practices at the other firms included in our comparator group. The Compensation Committee and Mr. Jacobs also considered the difficulty and expense of replacing an executive of Mr. Bhutani’s caliber should he decide to leave. The Compensation Committee approved the following incentive compensation for Mr. Bhutani for his performance in 2011: Mr. Bhutani received a cash bonus of $3.210 million, a deferred cash award valued at $990,000, an RSU award valued at $3.173 million and a Lazard Fund Interest award valued at $1.778 million. Together, the deferred cash, RSUs and Lazard Fund Interests awarded to Mr. Bhutani constituted approximately 60% of his total compensation for 2011 (salary, cash bonus and long-term incentive awards). As reflected in the table below, Mr. Bhutani’s total incentive compensation for 2011 declined by almost 31% from the level he received in 2010 in recognition of the Compensation Committee’s determination that, in light of Mr. Bhutani’s position as a named executive officer of the Company, his compensation should be based not only on the performance of our Asset Management business but also on the performance of the Company as a whole.

In evaluating annual incentive compensation for Mr. Stern, the Compensation Committee and Mr. Jacobs considered several factors, including the various roles that Mr. Stern serves for the Company. The Compensation Committee and Mr. Jacobs considered Mr. Stern’s myriad responsibilities, his performance as Chief Operating Officer and his contribution to the financial strength of the Company. Mr. Stern maintains a balance between his leadership and administrative responsibilities within the firm, while continuing to cultivate important client relationships. Additional factors that the Compensation Committee and Mr. Jacobs considered included Mr. Stern’s effective management of managing directors and senior professionals overseeing various business sectors on a global basis, the competitive compensation practices at the firms in our comparator group and the difficulty and expense of replacing Mr. Stern should he decide to leave. The Compensation Committee approved the following incentive compensation for Mr. Stern for his performance in 2011: Mr. Stern received a cash bonus of $1.193 million and an RSU award valued at $2.808 million. The RSUs awarded to Mr. Stern constituted approximately 59% of his total compensation for 2011 (salary, cash bonus and equity-based awards).

In evaluating incentive compensation for Messrs. Bucaille and Hoffman, the Compensation Committee and Mr. Jacobs considered that each provides significant leadership to the Company in his role as Chief Financial Officer and General Counsel, respectively. Mr. Bucaille has worldwide responsibility for corporate finance and accounting at the Company, while continuing to maintain important client relationships cultivated prior to his becoming Chief Financial Officer. Mr. Hoffman has worldwide responsibility for legal and compliance, and also oversees internal audit and global communications. The Compensation Committee and Mr. Jacobs further considered that both executives have been tasked with primary responsibility for establishing and implementing uniform internal policies within the Company, so that other members of senior management can focus on building the Lazard franchise and cultivating client relationships. With respect to Mr. Bucaille, the Compensation Committee and Mr. Jacobs discussed his contribution to the overall strength of the Company as well as his efficient transition to, and his dedication in connection with the assumption of, his responsibilities as Chief Financial Officer. With respect to Mr. Hoffman, the Compensation Committee and Mr. Jacobs discussed his wide-ranging responsibility for overseeing worldwide legal and compliance operations during a period of continuing legal and regulatory reform, as well as his diverse responsibilities for overseeing internal audit, global communications, legislative and regulatory affairs and the Company’s U.S. real estate. Mr. Jacobs noted that Mr. Hoffman was a key contributor to the collective management team, providing leadership, advice and guidance to him, as Chief Executive Officer, and the Compensation Committee and Mr. Jacobs further noted that Mr. Hoffman also provides such advice and guidance to the Board of Directors. Based on Mr. Jacobs’ recommendation, the Compensation Committee approved the following incentive compensation for each of Mr. Bucaille and Mr. Hoffman for their performance in 2011: Mr. Bucaille received a cash bonus of $617,500 and an RSU award valued at $2.033 million; Mr. Hoffman received a cash bonus of $817,500 and an RSU award valued at $1.933 million. The RSUs awarded to Messrs. Bucaille and Hoffman constituted approximately 60% and 55%, respectively, of their total compensation for 2011 (salary, cash bonus and long-term incentive awards but excluding, in the case of Mr. Bucaille, the special RSU grant described below). In addition, in recognition of Mr. Bucaille’s new duties as Chief Financial Officer and to ensure his long term dedication to the Company, Mr. Bucaille received a long-term retention award in 2011 consisting of 71,085 RSUs valued at $3.1 million that are scheduled to vest in full on March 1, 2019.

The Compensation Committee did not approve incentive compensation for Mr. Castellano, who retired from the Company effective March 31, 2011, in respect of the Company’s 2011 performance.

The following table shows the base salary and incentive compensation paid to Messrs. Bhutani, Bucaille, Hoffman and Stern for their performance in 2010 and 2011 in the manner it was considered by the Compensation Committee. This presentation differs from that contained in the Summary Compensation Table for 2011 in the following respects: by (i) showing the full grant date value of the RSUs and Lazard Fund Interests granted on February 10, 2012, which related to 2011 performance but are not reflected in the Summary Compensation Table for 2011 because they were granted after the end of our 2011 fiscal year; (ii) excluding the full grant date value of the RSUs and Lazard Fund Interests granted on February 10, 2011, which are included in the Summary Compensation Table for 2011, but related to 2010 performance; (iii) excluding the full grant date value of the special, long-term retention award of 71,085 RSUs granted to Mr. Bucaille on March 25, 2011 with a grant date value of $3.1 million that are scheduled to vest in full on March 1, 2019, since these RSUs were not a part of Mr. Bucaille’s regular incentive compensation for 2011; and (iv) presenting $990,000 of Mr. Bhutani’s 2011 bonus as a deferred cash award, since this award was not paid in February 2012 at the same time as our regular bonuses, but will be paid in May 2012, contingent on Mr. Bhutani’s continued employment until the payment date. A similar methodology has been applied to reflect 2010 compensation, which was included for each named executive officer other than Mr. Bucaille in order to provide a basis for comparison. Mr. Bucaille’s compensation for 2010 is not included in the table below, because he was not an executive officer during 2010. In addition, the “Change in Pension Value” and “All Other Compensation” columns have been omitted for each year, because they are not tied to the named executives’ performance for the applicable year, and Mr. Castellano’s compensation was excluded, since he retired on March 31, 2011.

			Incentive Compensation
	Year	Salary	Annual Cash Bonus	Deferred Cash Awards	RSU Awards	Lazard Fund Interest Awards	Total Compensation
Ashish Bhutani	2011	$750,000	$3,210,000	$990,000	$3,172,500	$1,777,500	$9,900,000
	2010	$750,000	$6,250,000	—	$5,175,000	$1,825,000	$14,000,000
Matthieu Bucaille	2011	$750,000	$617,500	—	$2,032,500	—	$3,400,000
Scott D. Hoffman	2011	$750,000	$817,500	—	$1,932,500	—	$3,500,000
	2010	$750,000	$1,500,000	—	$2,250,000	—	$4,500,000
Alexander F. Stern	2011	$750,000	$1,192,500	—	$2,807,500	—	$4,750,000
	2010	$750,000	$2,500,000	—	$3,250,000	—	$6,500,000

Perquisites. In 2011, each of our named executive officers, other than Mr. Bucaille, received less than $32,000 in perquisite compensation. Our named executive officers are entitled to receive the same perquisite compensation provided to all of our U.S. managing directors as a group, including (i) the payment by the Company of a portion of the health insurance premiums for each of our U.S. managing directors on the same basis that it does for all U.S. employees and (ii) being the named beneficiaries of a Company-provided life insurance and excess liability insurance policy and long-term disability insurance. None of our U.S. managing directors receive any matching contributions from the Company on their personal contributions to the Company’s 401(k) plan. Each of our U.S. managing directors is entitled to have his year-end personal tax returns prepared by our tax department. Messrs. Jacobs, Bucaille, Castellano, Hoffman and Stern have availed themselves of this benefit. This perquisite has been a historical practice of the firm, and is provided due to the complexity involved in preparing such tax returns as the Company continues to be viewed as a partnership for U.S. tax purposes.

Pursuant to his retention agreement with the Company, Mr. Bucaille is also entitled to reimbursement of up to $10,000 per month on his residence in the New York City area, as well as reimbursement of private school tuition for each of his children under the age of 18 years old. These additional benefits are provided to Mr. Bucaille in connection with the relocation of his family from France to the United States in order to serve as our Chief Financial Officer, and in recognition of the educational needs of his children, whose native language is French. The Compensation Committee determined this was appropriate in order to minimize the disruption of Mr. Bucaille’s family life and reduce distractions as a result of his relocation, thereby allowing him to focus on his duties as Chief Financial Officer. Mr. Bucaille is additionally entitled to a tax gross-up for any such reimbursement he receives. The aggregate value of these benefits in 2011 was $641,855, a portion of which represents amounts incurred in 2010 and reimbursed to Mr. Bucaille on a discretionary basis during 2011.

Post-Employment Benefits. Each of Messrs. Jacobs, Hoffman and Stern has an accrued benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan, a qualified defined-benefit pension plan, and Messrs. Hoffman and Stern have accrued additional benefits under a related supplemental defined-benefit pension plan. In each case, these benefits accrued prior to the applicable officer becoming a managing director of the Company. Benefit accruals under both of these plans were frozen for all participants effective January 31, 2005, and our named executive officers will not accrue any additional benefits. The annual benefit under such plans, payable as a single life annuity commencing at age 65, would be $6,447 for Mr. Jacobs, $18,845 for Mr. Hoffman and $12,421 for Mr. Stern. Under the terms of the supplemental defined-benefit pension plan, the benefits are payable only in a single lump-sum payment. Messrs. Bhutani, Bucaille and Castellano do not participate in these plans. For the value of the benefits accrued by Messrs. Jacobs, Hoffman and Stern under these plans as of December 31, 2011, see “Pension Benefits” below.

The retention agreement with each of our named executive officers, other than Mr. Castellano, whose retention agreement expired upon his retirement on March 31, 2011, provides for certain severance benefits in the event of a termination of employment by the Company other than for “cause” or by the executive officer for “good reason” (we refer to these as a “qualifying termination”) prior to March 23, 2013. We provide for such severance payments on the condition that for specified periods the departed executive does not compete with the

Company, solicit the Company’s clients or employees or take other actions that may harm the Company’s business. The level of the severance benefits depends on whether the qualifying termination occurs prior to or following a “change in control” of the Company, with qualifying terminations following a “change in control” generally triggering enhanced benefits. In the case of Mr. Bhutani, such enhanced benefits are triggered only in the event of a qualifying termination following a “change in control” pursuant to which we are acquired by an entity that has an asset management business. In addition, the retention agreement with each of our named executive officers, other than Mr. Bhutani (and Mr. Castellano, due to his retention agreement expiring upon his retirement on March 31, 2011), provides that, in the event that the executive officer’s receipt of any payment from the Company under the agreement or otherwise is subject to the excise tax imposed under Section 4999 of the Code, an additional payment will be made to restore the executive to the after-tax position that he would have been in if the excise tax had not been imposed. The events giving rise to a severance payment, as well as the amount of the payments under the retention agreements, were negotiated terms and based on common industry practice for agreements of this kind at the time they were negotiated. See “Retention Agreements with Named Executive Officers—Payments and Benefits Upon Certain Terminations of Service”; see also “Potential Payments Upon Termination or Change in Control” for an estimate of potential payouts under each scenario.

In general, unvested RSUs and Lazard Fund Interests are forfeited by our named executive officers upon termination of employment, except in limited cases such as death, disability, a termination by the Company other than for “cause” or a qualifying retirement pursuant to Lazard Ltd’s RSU Retirement Policy. See “RSU Retirement Policy.” In the event of a “change in control” of the Company, any unvested RSUs and Lazard Fund Interests will automatically vest. In this way, our named executive officers can realize value from these awards in the same way as shareholders in connection with the change in control transaction, and thus encourage our named executive officers to consider and support transactions that might benefit shareholders.

Mr. Castellano, who retired on March 31, 2011, had all of his prior RSU awards vest in 2010 pursuant to Lazard Ltd’s RSU Retirement Policy. The shares Mr. Castellano received upon the RSU vesting (less shares withheld to cover certain tax liabilities) remain subject to certain restrictions, including continued compliance with the non-compete, non-solicit and other provisions in the RSU agreements, which will remain in place until the originally scheduled vesting date of each underlying RSU award.

Consulting Arrangement with Mr. Castellano. In order to ensure a smooth transition in connection with Mr. Castellano’s retirement on March 31, 2011 following his ten years of service as our Chief Financial Officer, the Company determined that it would be beneficial for him to facilitate the transfer of his duties to Mr. Bucaille by providing post-employment consulting services for a period following his retirement. During 2011, he received a total of $875,000 in consideration for such services.

Discontinuance of Excise Tax Gross-Ups. Each retention agreement with our named executive officers, other than Mr. Bhutani (and Mr. Castellano, due to his retention agreement expiring upon his retirement on March 31, 2011), currently provides that, in the event that the executive officer’s receipt of any payment made by us is subject to the excise tax imposed under Section 4999 of the Code, an additional payment will be made to restore the executive officer to the after-tax position that he would have been in if the excise tax had not been imposed. With input from Hay Group, the Compensation Committee determined in 2011 that, in recognition of evolving best practices, we do not intend to enter into any new arrangements that would provide for an excise tax gross-up. Consistent with such determination, as noted above, we entered into a new contract with Mr. Bhutani on August 2, 2011 that does not provide for an excise tax gross-up. Our retention agreements with Messrs. Jacobs, Bucaille, Hoffman and Stern are scheduled to expire on March 23, 2013, and we do not anticipate extending the excise tax gross-up currently provided in these retention agreements following such date.

Risks Related to Compensation Policies. In keeping with our risk management framework, we consider risks not only in the abstract, but also risks that might hinder the achievement of a particular objective. We have identified two primary risks relating to compensation: that compensation will be insufficient to retain talent and that compensation strategies might result in unintended incentives. To combat the first risk, as noted above, the compensation of employees throughout the Company is reviewed against comparative compensation data, permitting us to set compensation levels that we believe contribute to low rates of employee attrition. Further, long-term incentive compensation (including RSUs and Lazard Fund Interests) awarded to our named executive officers, managing directors and other senior professionals are subject to vesting over two- or three-year periods. We believe both the levels of compensation and the structure of the RSU awards and Lazard Fund Interest awards have had the effect of retaining key personnel.

With respect to the second risk, our Company-wide year-end discretionary compensation program is designed to reflect the performance of the Company, the performance of the division in which the employee works and the performance of the individual employee, and is designed to discourage excessive risk taking. For example, paying a significant portion of our year-end compensation in the form of long-term incentive compensation (including RSUs and Lazard Fund Interests) makes or will make each of our named executive officers, managing directors and other senior professionals sensitive to long-term risk outcomes, as the value of their awards increase or decrease with the price of Lazard Ltd’s common stock and, in the case of holders of Lazard Fund Interests, the performance of funds managed by our Asset Management group. Further, performance criteria for some of the Asset Management executives now include Company-wide risk management practices (some relating to mitigating certain of Asset Management’s key risks, and some relating to oversight of the “ordinary course” risks to which our Asset Management business is subject). We believe these criteria will provide our employees additional incentives to prudently manage the wide range of risks inherent in the Company’s business. We are not aware of any employee behavior motivated by our compensation policies and practices that creates increased risks for shareholders or our clients.

Based on the foregoing, we do not believe that our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company.

Conclusion

Our compensation program is designed to permit the Company to provide our named executive officers, managing directors and other senior professionals with total compensation that is linked to our performance and reinforces the alignment of executive officer, employee and shareholder interests. At the same time, it is intended to provide us with sufficient flexibility to assure that such compensation is appropriate to attract and retain employees who are vital to the continued success of the Company and to drive outstanding individual and institutional performance. We believe the program met these objectives in 2011.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of Lazard Ltd has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Steven J. Heyer (Chair), Sylvia Jay and Michael J. Turner

Compensation of Executive Officers

The following table contains information with respect to our Chief Executive Officer, current Chief Financial Officer (effective April 1, 2011), former Chief Financial Officer (who retired March 31, 2011) and the three other most highly compensated executive officers. These officers are collectively referred to as the “named executive officers.” We believe that the better way to view this information is as set forth under “Compensation Discussion and Analysis—Compensation for Each of Our Named Executive Officers in 2011,” as the information set forth below (i) includes in 2011 compensation RSUs that relate to 2010 performance, which were awarded on February 10, 2011 and, in the case of Mr. Bhutani, Lazard Fund Interests which were awarded on February 10, 2011, and does not include in 2011 compensation RSUs and Lazard Fund Interests that relate to 2011 performance, which were awarded on February 10, 2012, and (ii) includes in 2011 compensation the full grant date value of the special, long-term retention award of 71,085 RSUs granted to Mr. Bucaille on March 25, 2011 with a grant date value of $3.1 million that are scheduled to vest in full on March 1, 2019. The information (i) with respect to 2010 and 2009 compensation includes RSUs granted in the relevant calendar year, which relates to the previous year’s performance, and does not include RSUs granted with respect to the relevant calendar year’s performance and (ii) with respect to 2009 includes deferred cash awards that related to 2008 performance.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus		Stock Awards		Change in Pension Value and Nonqualified Deferred Compensation Earnings (c)	All Other Compensation (d)	Total
Kenneth M. Jacobs	2011	$900,000		$2,680,000		$8,800,000	(b)	$10,318	$31,686	$12,422,004
Chairman and Chief	2010	$900,000		$5,100,000		$3,750,000		$4,639	$57,597	$9,812,236
Executive Officer	2009	$1,427,885		$6,222,115		$2,300,000		$458	$193,561	$10,144,019

Matthieu Bucaille	2011	$750,000	(a)	$617,500		$5,052,500	(b)	—	$692,316	$7,112,316
Chief Financial Officer
(Effective April 1, 2011)

Michael J. Castellano	2011	$125,000		—		$215,000		—	$890,745	$1,230,745
Chief Financial Officer	2010	$500,000		$2,035,000		$1,050,000		—	$24,997	$3,609,997
(Until March 31, 2011)	2009	$500,000		$1,905,000		$645,000		—	$57,443	$3,107,443

Ashish Bhutani	2011	$750,000		$4,200,000	(e)	$7,000,000	(b)	—	$12,734	$11,962,734
Chief Executive Officer	2010	$750,000		$6,250,000		$4,987,500		—	$40,418	$12,027,918
Lazard Asset
Management

Scott D. Hoffman	2011	$750,000		$817,500		$2,250,000	(b)	$28,398	$22,648	$3,868,546
General Counsel	2010	$750,000		$1,500,000		$1,652,500		$12,427	$33,662	$3,948,589
	2009	$600,000		$2,642,500		$855,000		$444	$77,048	$4,174,992

Alexander F. Stern	2011	$750,000		$1,192,500		$3,250,000	(b)	$17,376	$13,789	$5,223,665
Chief Operating	2010	$750,000		$2,500,000		$1,652,500		$6,940	$22,896	$4,932,336
Officer	2009	$750,000		$2,272,500		$825,000		—	$63,730	$3,911,230

(a)	Mr. Bucaille received a total of $364,320 of such compensation in euros (€276,000), which were converted to U.S. dollars for purposes of this table at an exchange rate of $1.32 to €1.00.

(b)

Represents RSUs granted to each of our named executive officers during fiscal year 2011 that relate to 2010 performance. In addition, for Mr. Bucaille, represents a special long-term retention award granted in 2011 in recognition of his new duties as Chief Financial Officer and to ensure his long term dedication to the Company, consisting of RSUs valued at $3.1 million that are scheduled to vest in full on March 1, 2019.

Represents for Mr. Bhutani both RSUs valued at $5,175,000 as well as an award of equity interests in Lazard managed funds consisting of Lazard Fund Interests valued at $1,825,000 granted in lieu of RSUs, in each case granted during fiscal year 2011 that relate to 2010 performance. As required under SEC rules for compensation disclosure in proxy statements, the value of the RSUs and Lazard Fund Interests reported in the Summary Compensation Table is based on the grant date fair value of awards in the fiscal year actually granted (rather than in the year to which the executive’s performance relates) and, in the case of RSUs, is computed in accordance with FASB ASC Topic 718, and in the case of Lazard Fund Interests, is computed based on the fair market value of the interests in the Lazard managed funds as of the date that the applicable Lazard Fund Interests were awarded to Mr. Bhutani. See Note 16 of Notes to the Consolidated Financial Statements contained in this Annual Report on Form 10-K for a discussion of the assumptions used in the valuation of the RSUs.

(c)	Represents the aggregate change in actuarial present value of the listed officer’s accumulated benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan and, in the case of Messrs. Hoffman and Stern, a related supplemental defined-benefit pension plan.

(d)	Represents (i) payment of health insurance premiums in the amount of $10,447 for Mr. Jacobs, $11,886 for Mr. Bucaille and $8,859 for each of Messrs. Bhutani and Hoffman; (ii) life and long-term disability insurance premiums in the amount of $3,675 for Mr. Jacobs, $16,873 for Mr. Bucaille, $941 for Mr. Castellano, $2,867 for Mr. Bhutani and $3,675 for each of Messrs. Hoffman and Stern; (iii) excess liability insurance premiums in the amount of $1,008 for each named executive officer; (iv) tax preparation services in the amount of $16,556 for Mr. Jacobs, $20,694 for Mr. Bucaille, $13,796 for Mr. Castellano, and $9,106 for each of Messrs. Hoffman and Stern; (v) for Mr. Bucaille, a housing reimbursement of $155,000 (together with a related tax gross-up of $118,622) and tuition reimbursement of $208,595 (together with a related tax gross-up of $159,638); and (vi) $875,000 in post-employment consulting fees to Mr. Castellano.

(e)	Includes an award of $990,000 that is considered a deferred cash award and will not be payable until May 2012, contingent upon Mr. Bhutani’s continued employment until the payment date.

Grants of Plan Based Awards

The following table provides information about RSUs granted to each of our named executive officers (other than Mr. Castellano, who instead received a grant of restricted stock in lieu of a grant of RSUs) during fiscal year 2011 which relate to 2010 performance and, for Mr. Bhutani, Lazard Fund Interests granted during fiscal year 2011 which relate to 2010 performance and, for Mr. Bucaille, RSUs granted during fiscal year 2011 in recognition of his new duties as Chief Financial Officer and to ensure his long term dedication to the Company. For information on the grant date fair value of RSU and Lazard Fund Interest awards made to each of our named executive officers during fiscal year 2012, which relate to 2011 performance, see “Compensation Discussion and Analysis—Compensation For Each of Our Named Executive Officers in 2011.”

Named Executive Officer	Grant Date	Number of Restricted Stock Units/Restricted Stock	Grant Date Fair Value of Restricted Stock Units/Restricted Stock	Grant Date Fair Value of Lazard Fund Interests
Kenneth M. Jacobs	February 10, 2011	195,295	$8,800,000	—
Matthieu Bucaille	February 10, 2011	43,331	$1,952,500	—
	March 25, 2011	71,085	$3,100,000
Michael J. Castellano	February 10, 2011	4,771	$215,000	—
				—
Ashish Bhutani	February 10, 2011	114,847	$5,175,000	$1,825,000
Scott D. Hoffman	February 10, 2011	49,933	$2,250,000	—
Alexander F. Stern	February 10, 2011	72,126	$3,250,000	—

The RSUs included in the table above represent a contingent right to receive an equivalent number of shares of Lazard Ltd Class A common stock. The RSUs and restricted stock shown in the table that were granted on

February 10, 2011 were valued by multiplying the number of RSUs and restricted stock awarded to each named executive officer by the closing price-per-share of Lazard Ltd Class A common stock on the NYSE on the five trading days prior to February 10, 2011 ($45.06). The RSUs granted on February 10, 2011 to each of our named executive officers relate to 2010 performance and will vest as follows: one-third on March 1, 2013 and two-thirds on March 3, 2014. The special RSU retention award granted to Mr. Bucaille on March 25, 2011 will vest in full on March 1, 2019. The RSUs granted to Mr. Bucaille on March 25, 2011 were valued at the closing price-per-share of Lazard Ltd Class A common stock on the NYSE on March 25, 2011 ($43.61). Each of our named executive officers signed an RSU agreement in connection with his award. In general, these agreements provide that non-vested RSUs are forfeited on termination of employment, except in limited cases such as death, disability, a termination by the Company other than for “cause” or a qualifying retirement pursuant to Lazard Ltd’s RSU Retirement Policy. See “RSU Retirement Policy.” In the event of a change in control, any unvested but outstanding RSUs automatically will vest. All RSUs receive dividend equivalents at the same rate that dividends are paid on shares of Class A common stock. These dividend equivalents are credited in the form of additional RSUs with the same restrictions as the underlying RSUs to which they relate. In addition, the RSU agreements contain standard covenants including, among others, noncompetition and nonsolicitation of our clients and employees.

The Lazard Fund Interests included in the table above represent interests in certain Lazard investment funds, granted to eligible employees in Lazard’s Asset Management business. Pursuant to the terms of these awards, a portion of a participant’s incentive compensation is invested in funds managed by either LAM or LFG. The dollar value of the portion of Mr. Bhutani’s incentive compensation that is invested in such funds is included in the table above. The Lazard Fund Interests granted on February 10, 2011 to Mr. Bhutani relate to 2010 performance and will vest as follows: one-third on March 1, 2013 and two-thirds on March 3, 2014. Mr. Bhutani signed a Lazard Fund Interest award agreement in connection with his award, which provides that non-vested Lazard Fund Interests are forfeited on termination of employment, except in limited cases such as death, disability, a termination by the Company other than for “cause” or a qualifying retirement pursuant to Lazard Ltd’s RSU Retirement Policy. See “RSU Retirement Policy.” In the event of a change in control, any unvested Lazard Fund Interests automatically will vest. In the event the investment funds in which the Lazard Fund Interests are invested distribute earnings, such earnings are automatically reinvested in additional Lazard Fund Interests, with the same restrictions as the underlying Lazard Fund Interests to which they relate. In addition, Mr. Bhutani’s Lazard Fund Interest award agreement contains standard covenants including, among others, noncompetition and nonsolicitation of our clients and employees.

RSU Retirement Policy. Pursuant to the RSU Retirement Policy, outstanding and unvested RSUs will vest (and in the case of K-1 partners, RSUs will be settled in restricted stock) as long as (i) the holder is at least 56 years old, (ii) the holder has completed at least five years of service with the Company and (iii) the sum of the holder’s actual age and years of service is at least 70. However, following retirement, the restricted stock granted to the former RSU holders remain subject to all restrictive covenants, including continued compliance with non-compete, non-solicit and other provisions contained in the original RSU award agreement through the original vesting date of the RSUs. Any dividends payable with respect to the restricted stock are held in escrow until the forfeiture provisions lapse. A recipient of restricted stock is required to make an election under Section 83(b) of the Internal Revenue Code, which subjects him or her to taxation on such restricted stock on the date of grant. With the consent of the compliance department of the Company, a recipient may dispose of up to 50% of the restricted stock granted to him or her to pay such taxes. The RSU Retirement Policy is applicable to the Lazard Fund Interests as well, as provided by the terms of the Lazard Fund Interests award agreements.

Bonus Plan

To align employee and shareholder interests, Lazard Ltd adopted the 2005 Bonus Plan for purposes of determining annual bonuses for our senior executives. The Compensation Committee has full direct responsibility and authority for determining our Chief Executive Officer’s compensation under the plan. In 2011, the Compensation Committee reviewed and approved the compensation of our named executive officers under the plan.

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

Amounts payable with respect to bonuses may be satisfied in cash, through equity awards granted under either the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”) or the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”) or through Lazard Fund Interest awards.

Retention Agreements with Named Executive Officers

Each of our named executive officers has entered into a retention agreement with the Company. Generally, the provision of services under the retention agreements is terminable by either party upon three months’ notice, and the agreements also contain the terms and conditions set forth below.

Retention Agreements with Messrs. Jacobs, Bhutani, Bucaille, Hoffman and Stern.

Compensation and Employee Benefits. Each of Messrs. Jacobs and Stern entered into amended retention agreements with the Company on March 23, 2010. Mr. Bucaille entered into an amended retention agreement with the Company on April 1, 2011. Mr. Bhutani entered into an amended retention agreement with the Company on August 2, 2011. Mr. Hoffman entered into an amended retention agreement with the Company on May 7, 2008, which was further amended on February 23, 2011 for the sole purpose of extending the expiration date in order to align its term with the retention agreements with Messrs. Jacobs and Stern.

The retention agreements with Messrs. Jacobs, Bhutani, Bucaille, Hoffman and Stern provide for a minimum annual base salary of $900,000 for Mr. Jacobs; $750,000 for Mr. Bhutani; $750,000 for Mr. Bucaille; $600,000 for Mr. Hoffman; and $750,000 for Mr. Stern. The term of the agreements for Messrs. Jacobs, Bhutani, Bucaille, Hoffman, and Stern expire on March 23, 2013, unless earlier terminated in accordance with their terms. In addition, each of Messrs. Jacobs, Bhutani, Bucaille, Hoffman and Stern is entitled to an annual bonus to be determined under the Company’s applicable annual bonus plan on the same basis as annual bonuses are determined for other executive officers of the Company; provided that he is employed by the Company at the end of the applicable fiscal year. Subject to the foregoing proviso, each of Messrs. Bhutani, Bucaille, Hoffman and Stern is entitled to be paid such bonus in the same ratio of cash to equity, or, in the case of Mr. Bhutani, deferred awards as is applicable to other executives.

In addition, the retention agreements with each of Messrs. Jacobs, Bhutani, Bucaille, Hoffman and Stern provide that each is entitled to participate in employee retirement and welfare benefit plans and programs of the type made available to our most senior executives.

In addition, the retention agreement with Mr. Bucaille also provides that he is entitled to certain housing and tuition reimbursements, as described above under “Compensation For Each of Our Named Executive Officers in 2011—Perquisites”.

Payments and Benefits Upon Certain Terminations of Service. Each retention agreement with Messrs. Jacobs, Bhutani, Bucaille, Hoffman and Stern provides for certain severance benefits in the event of a termination by us other than for “cause” or by the named executive officer for “good reason” (which we refer to below as a “qualifying termination”) prior to March 23, 2013. The level of the severance benefits depends on whether the applicable termination occurs prior to or following a change in control of the Company.

In the event of a qualifying termination of any of Messrs. Jacobs, Bhutani, Bucaille, Hoffman or Stern prior to a change in control, the executive generally would be entitled to receive in a lump sum: (1) any unpaid base salary accrued through the date of termination; (2) any earned but unpaid bonuses for years completed prior to the date of termination; (3) a pro-rated portion of the average annual bonus (or, to the extent applicable, cash distributions, and including any bonuses paid in the form of equity awards based on the grant date value of such equity awards in accordance with our normal valuation methodology) paid or payable to the executive for the Company’s two completed fiscal years immediately preceding the fiscal year in which the termination occurs; and (4) a severance payment in the following amount: two times (one times with respect to Mr. Bhutani, and three times with respect to Mr. Jacobs until he receives a qualifying award) the sum of such executive officer’s base salary and average annual bonus for the two fiscal years that ended prior to the date of such executive officer’s termination. For purposes of Mr. Jacobs’ amended retention agreement, “qualifying award” means a new long-term incentive award with a grant value reasonably agreed by the Company, Lazard Ltd and Mr. Jacobs in good faith and that accelerates upon a change in control or a qualifying termination. Upon such a qualifying termination, Messrs. Jacobs, Bhutani, Bucaille, Hoffman and Stern and their eligible dependents would generally continue to be eligible to participate in the Company’s medical and dental benefit plans, on the same basis as in effect immediately prior to the date of termination (which currently requires the named executive officer to pay a portion of the premiums), for two years (three years with respect to Mr. Jacobs until he receives a qualifying award) following such termination. The period of such medical and dental benefits continuation would generally be credited towards the named executive officer’s credited age and service for the purpose of our retiree medical program.

In the event of a qualifying termination of any of Messrs. Jacobs, Bhutani, Bucaille, Hoffman or Stern on or following a change in control, such executive officer would receive the severance payments and benefits described in the preceding paragraph, except that the severance payments would be three times the sum of such executive officer’s base salary and average annual bonus for the two fiscal years that ended prior to the date of such executive officer’s termination. In addition, each of Messrs. Jacobs, Bhutani, Bucaille, Hoffman and Stern, and their eligible dependents, would be eligible for continued participation in our medical and dental benefit plans and receive age and service credit, as described above, except that the applicable period would be three years following the date of termination of service. In the case of Mr. Bhutani, such enhanced severance benefits would only be provided in the event of a change in control in which the Company is acquired by an entity that has an asset management business.

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

In order to facilitate Mr. Jacobs’ performance of his duties, Mr. Jacobs’ amended retention agreement provides that he is entitled to limited personal use of the Company’s aircraft in a manner consistent with the policy adopted by the Compensation Committee, and will be required to reimburse the Company for the cost of such personal usage.

Change in Control Excise Tax Gross-up. Each retention agreement with Messrs. Jacobs, Bucaille, Hoffman and Stern provides that in the event that the executive officer’s receipt of any payment made by us under the retention agreement or otherwise is subject to the excise tax imposed under Section 4999 of the Code, an additional payment will be made to restore the executive to the after-tax position that he would have been in if the excise tax had not been imposed.

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

Retention Agreement with Mr. Castellano.

Mr. Castellano’s retention agreement expired on March 31, 2011.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table provides information about the number and value of RSUs and restricted stock, held by our named executive officers as of December 31, 2011. The market value of the RSUs and restricted stock was calculated based on the closing price of Lazard Ltd’s Class A common stock on the NYSE on December 31, 2011 ($26.11). The table does not include RSU awards that relate to 2011 performance, which were granted in February 2012.

Named Executive Officer	Number of Shares of Restricted Stock and Restricted Stock Units That Have Not Vested (1)	Market Value of Restricted Stock and Restricted Stock Units That Have Not Vested
Kenneth M. Jacobs	381,077	$9,949,921
Matthieu Bucaille (2)	188,546	$4,922,936
Michael J. Castellano (3)	0	0
Ashish Bhutani	357,482	$9,333,856
Scott D. Hoffman	125,873	$3,286,545
Alexander F. Stern	147,438	$3,849,606

(1)	RSU awards are typically granted to our named executive officers in February of each year under the 2005 Plan or the 2008 Plan, and relate to the prior year’s performance. The scheduled vesting dates for outstanding RSU awards granted to each of our named executive officers are as follows: (i) RSUs granted on February 10, 2011 will vest 33% on March 1, 2013 and 67% on March 3, 2014; (ii) RSUs granted on February 11, 2010 will vest 33% on March 1, 2012 and 67% on March 1, 2013; and (iii) RSUs granted on February 10, 2009 will vest on March 1, 2013.

(2)	Mr. Bucaille received an award of restricted stock in 2010, which will vest according the following schedule: 33% on March 1, 2012 and 67% on March 1, 2013. In addition, Mr. Bucaille received a special RSU award in 2011 which will vest on March 1, 2019.

(3)	Mr. Castellano, who retired on March 31, 2011, had all of his prior RSU awards vest in 2010 pursuant to the RSU Retirement Policy. In accordance with that policy, Mr. Castellano received shares of restricted stock upon the vesting of his prior RSU awards, less shares withheld by Lazard to cover certain tax liabilities. The restrictions on these shares will remain in place until the originally scheduled vesting date of each of the underlying RSU awards.

Stock Vested

The following table sets forth certain information concerning RSUs and restricted stock held by our named executive officers that vested in 2011. The value realized on vesting was calculated based on the closing price of Lazard Ltd’s Class A common stock on the NYSE on the date immediately preceding the vesting date.

Named Executive Officer	Number of Shares Acquired on Vesting	Value Realized on Vesting
Kenneth M. Jacobs	303,657	$12,738,411
Matthieu Bucaille	0	0
Michael J. Castellano (1)	4,771	$213,741
Ashish Bhutani	216,586	$9,085,783
Scott D. Hoffman	47,967	$2,012,216
Alexander F. Stern	74,372	$3,119,905

(1)	Mr. Castellano, who retired on March 31, 2011, had all of his prior RSU awards vest in 2010 pursuant to the RSU Retirement Policy. In accordance with that policy, Mr. Castellano received shares of restricted stock upon the vesting of his prior RSU awards, less shares withheld by Lazard to cover certain tax liabilities. The number of shares acquired on vesting and the value realized reflects the shares of restricted stock that became unrestricted on February 10, 2011 in accordance with the vesting schedule of the underlying RSU award in 2011.

Pension Benefits

U.S. Defined Benefit Pension Plans. The following table provides information with respect to the Lazard Frères & Co. LLC Employees’ Pension Plan, a qualified defined-benefit pension plan, and a related supplemental defined-benefit pension plan. Each of Messrs. Jacobs, Hoffman and Stern has an accrued benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan, and Messrs. Hoffman and Stern have accrued additional benefits under the related supplemental defined-benefit pension plan. The annual benefit under such plans, payable as a single life annuity commencing at age 65, would be $6,447 for Mr. Jacobs, $18,845 for Mr. Hoffman and $12,421 for Mr. Stern. Under the terms of the supplemental defined-benefit pension plan, the benefits are only payable in a single lump sum payment. These benefits accrued in each case prior to the applicable officer’s becoming a managing director of the Company. Benefit accruals under both of these plans were frozen for all participants effective January 31, 2005. For a discussion of the valuation method and all material assumptions applied in quantifying the present value of the current accrued benefit, see Note 17 of Notes to the Company’s Consolidated Financial Statements contained in this Annual Report on Form 10-K. Messrs. Bhutani, Bucaille and Castellano do not participate in any of these plans.

Named Executive Officer	Plan Name	Number of Years of Credited Service (1)	Present Value of Accumulated Benefit ($) (2)	Payments During Last Fiscal Year ($)
Kenneth M. Jacobs	Lazard Frères & Co. LLC Employees’ Pension Plan	3	$46,297	$0

Scott D. Hoffman	Lazard Frères & Co. LLC Employees’ Pension Plan	5	$65,117	$0
	Supplemental Defined- Benefit Pension	5	$49,688	$0

Alexander F. Stern	Lazard Frères & Co. LLC Employees’ Pension Plan	6	$58,874	$0
	Supplemental Defined- Benefit Pension Plan	6	$3,120	$0

(1)	Mr. Jacobs has been employed by the Company for 24 years, Mr. Hoffman 18 years and Mr. Stern 16 years. Mr. Jacobs became a managing director of the Company in 1991, Mr. Hoffman in 1999 and Mr. Stern in 2002, at which point they ceased accruing benefits under these plans.

(2)	In calculating the present value of accumulated benefits outlined above, Messrs. Jacobs, Hoffman and Stern are assumed to live to age 65 and subsequently retire. They are also assumed to choose the single life annuity form of benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan and the lump sum form of benefit under the Supplemental Defined-Benefit Pension Plan (for Mr. Hoffman and Mr. Stern only). The interest rate and mortality rate used to determine the Employees’ Pension Plan present value is 4.60% for all years and the RP-2000 Mortality Table (with 19 years improvement) after retirement only. The Supplemental Defined-Benefit Pension Plan assumes that the annuity benefit will be converted to a lump sum at age 65 using a 4.60% interest rate and the mortality outlined in IRS Notice 2008-85 applicable for lump sum payments (projected to the year the participant attains age 65 using Scale AA). A 4.60% discount rate is used to determine the present value of this single payment at age 65 at December 31, 2011.

Potential Payments Upon Termination or Change in Control

As described above, each of our named executive officers (other than Mr. Castellano, due to his retention agreement expiring upon his retirement on March 31, 2011) has entered into a retention agreement with the Company that provides for certain severance benefits in the event of a termination by us other than for “cause” or by such named executive officer for “good reason” prior to March 23, 2013. The level of the severance benefits depends on whether the applicable termination occurs prior to or following a change in control, and, in the case of Mr. Bhutani, a change in control pursuant to which we are acquired by an entity that has an asset management business. For a discussion of the severance benefits provided pursuant to the retention agreements, see “Retention Agreements with Named Executive Officers.”

Each of Messrs. Jacobs, Bucaille, Bhutani, Hoffman and Stern has received RSUs, and Mr. Bucaille has received restricted stock, pursuant to the 2005 Plan or the 2008 Plan, and Mr. Bhutani has received Lazard Fund Interests. In the event of a change in control, all RSUs and restricted stock granted under the 2005 Plan or the 2008 Plan, and all Lazard Fund Interests, will automatically vest.

Mr. Castellano retired on March 31, 2011. All equity awards held by Mr. Castellano had vested as of such time, and he did not receive severance or termination pay. Mr. Castellano continues to provide certain post-termination consulting services to the Company and received $875,000 during 2011 in consideration for such services.

The following table shows the potential payments that would be made by the Company to each of our named executive officers assuming that such officers’ employment with the Company terminated, or a change in control occurred (in Mr. Bhutani’s case, a change in control pursuant to which we are acquired by an entity that has an asset management business), on December 31, 2011 under the circumstances outlined in the table. As a result, the RSU awards and Lazard Fund Interests granted in February 2012 (which relate to 2011 performance) are not reflected in the table. For purposes of this table, the price of Lazard Ltd’s Class A common stock is assumed to be $26.11, which was the closing price on December 31, 2011.

	Prior to a Change in Control			On or After a Change in Control
Named Executive Officer	Death or Disability	Involuntary Termination without “Cause”	Resignation for “Good Reason”	No Termination of Employment	Death or Disability	Involuntary Termination without “Cause” or Resignation for “Good Reason”
Kenneth M. Jacobs
Severance Payment (1)	—	$32,658,174	$32,658,174	—	—	$32,658,174
RSU Vesting (2) (3)	$9,949,920	$9,949,920	—	$9,949,920	$9,949,920	$9,949,920
Pro-rata Annual Incentive Payment (4)	$8,050,000	$9,986,058	$9,986,058	—	$8,050,000	$9,986,058
Excise Tax Gross-up Payment (5)	—	—	—	—	—	$16,652,632
Matthieu Bucaille
Severance Payment (1)	—	$7,777,130	$7,777,130	—	—	$11,665,695
RSU and Restricted Share Vesting (2) (3)	$4,922,936	$4,922,936	—	$4,922,936	$4,922,936	$4,922,936
Pro-rata Annual Incentive Payment (4)	$2,650,000	$3,138,565	$3,138,565	—	$2,650,000	$3,138,565
Excise Tax Gross-up Payment (5)	—	—	—	—	—	$6,641,686
Ashish Bhutani
Severance Payment (1)	—	$12,237,500	$12,237,500	—	—	$36,712,500
RSU and Lazard Fund Interest Vesting (2) (3) (6)	$10,936,302	$10,936,302	—	$10,936,302	$10,936,302	$10,936,302
Pro-rata Annual Incentive Payment (4)	$9,150,000	$11,487,500	$11,487,500	—	$9,150,000	$11,487,500
Excise Tax Gross-up Payment (5)	—	—	—	—	—	—
Scott D. Hoffman
Severance Payment (1)	—	$8,150,000	$8,150,000	—	—	$12,225,000
RSU Vesting (2) (3)	$3,286,544	$3,286,544	—	$3,286,544	$3,286,544	$3,286,544
Pro-rata Annual Incentive Payment (4)	$2,750,000	$3,325,000	$3,325,000	—	$2,750,000	$3,325,000
Excise Tax Gross-up Payment (5)	—	—	—	—	—	$6,068,411
Alexander F. Stern
Severance Payment (1)	—	$10,000,000	$10,000,000	—	—	$15,000,000
RSU Vesting (2) (3)	$3,849,606	$3,849,606	—	$3,849,606	$3,849,606	$3,849,606
Pro-rata Annual Incentive Payment (4)	$4,000,000	$4,250,000	$4,250,000	—	$4,000,000	$4,250,000
Excise Tax Gross-up Payment (5)	—	—	—	—	—	$6,982,056

(1)	In addition to the severance payments listed, each of our named executive officers is entitled to receive between one and three years of medical and dental coverage following termination. However, amounts relative to this benefit are immaterial and have not been included in the table.

(2)	Valuation of all RSU and restricted stock awards is based upon the full value underlying Lazard Ltd’s Class A common stock at the close of business on December 31, 2011, without taking into account any discount for the present value of such awards. Upon a change in control, all RSU awards immediately vest in full.

(3)	Upon death, all RSU awards vest upon the earlier of 30 days or the scheduled vesting date, and all restricted stock awards will immediately vest. Upon disability, or a termination without “cause”, the named executive officers, other than Mr. Bhutani, may be immediately taxed on 100% of the shares underlying the RSUs. Accordingly, 50% of the shares underlying the RSUs will be delivered to the executive immediately upon termination to allow payment of taxes, and the remaining 50% will be delivered on the original vesting dates; provided that the executive does not violate his restrictive covenants. Upon disability, or a termination without “cause,” RSU awards held by Mr. Bhutani will continue to vest on the scheduled vesting dates. The scheduled vesting dates for outstanding RSU awards are as follows: (i) RSUs granted on February 10, 2011 will vest 33% on March 1, 2013 and 67% on March 3, 2014; (ii) RSUs granted on February 11, 2010 will vest 33% on March 1, 2012 and 67% on March 1, 2013; (iii) RSUs granted on February 10, 2009 will vest on March 31, 2013 and (iv) RSUs granted on March 25, 2011 to Mr. Bucaille will vest on March 1, 2019. The scheduled vesting dates for the restricted stock awards granted to Mr. Bucaille on July 29, 2010 is as follows: 33% will vest on March 1, 2012 and 67% will vest on March 1, 2013. See Footnote (2) to the “Outstanding Equity Awards at 2011 Fiscal Year-End” table.

(4)	Under the terms of the 2005 Bonus Plan, upon death or disability, each named executive officer may receive a pro-rated portion of the annual incentive compensation that he would have received in the absence of such termination. Assuming a December 31, 2011 death or disability, all named executive officers were assumed to have received their full incentive compensation award for 2011 (annual cash bonus plus value of RSU award and, in the case of Mr. Bhutani, Lazard Fund Interest award and deferred cash award).

Pursuant to their retention agreements, in the event of an involuntary termination without “cause” or resignation for “good reason”, each of Messrs. Jacobs, Bucaille, Bhutani, Hoffman and Stern is entitled to a pro-rated portion of the average annual bonus (or, to the extent applicable, cash distributions, and including any bonuses paid in the form of equity awards based on the grant date value of such equity awards in accordance with our normal valuation methodology) paid or payable to the executive for the Company’s two completed fiscal years immediately preceding the fiscal year in which the termination occurs.

(5)	Amounts represent the amount needed to pay each named executive officer (other than Mr. Bhutani, who is not entitled to an excise tax gross-up) in order to provide him with a gross-up for his excise tax obligations under Section 4999 of the Code, which imposes an excise tax on certain payments made in connection with a change in control, and any additional tax cost related to the gross-up payment, assuming that a change in control and a qualifying termination of employment occurred on December 31, 2011. Amounts were determined in accordance with Section 280G of the Code and the regulations issued thereunder, assuming a regular income tax rate ranging from 43.07% to 45.56% based on each named executive officer’s work location and personal residence, each named executive officer’s compensation for the period from 2006-2010 and an interest rate of 0.24% for most payments, but for payments that were, pursuant to their original terms, payable in (i) greater than 3 years but less than 9 years, a rate of 1.52% and (ii) greater than 9 years, a rate of 3.34%.

(6)	Upon death and upon a change in control, all Lazard Fund Interests will immediately vest. Upon disability, or a termination without “cause”, the executive may be immediately taxed on 100% of the Lazard Fund Interests. Accordingly, 50% of the Lazard Fund Interests may be sold, and the remaining 50% will remain subject to restrictive covenants through a limited period. Lazard Fund Interests granted on February 10, 2011 will vest 33% on March 1, 2013 and 67% on March 3, 2014.

If a named executive officer had voluntarily resigned from the Company on December 31, 2011 without “good reason” or was terminated by the Company for cause, he would not have been entitled to receive any severance payments from the Company, and any unvested RSUs would have been forfeited.

With respect to a termination for “cause” of a named executive officer, the term “cause” generally means: (i) conviction of, or a guilty plea or plea of nolo contendere to, a felony, or of any other crime that legally prohibits the named executive officer from working for the Company; (ii) a breach of a regulatory rule that materially adversely affects the named executive officer’s ability to perform his duties for the Company; (iii) willful and deliberate failure on the part of the named executive officer (A) to perform his employment duties in any material respect or (B) to follow specific reasonable directions received from the Company; or (iv) a breach of the covenants contained in the retention agreements that is (individually or combined with other such breaches) demonstrably and materially injurious to the Company or any of its affiliates. Notwithstanding the foregoing, with respect to the events described in clauses (ii) and (iii)(A) of the prior sentence, the named executive officer’s acts or failure to act generally shall not constitute cause to the extent taken (or not taken) based upon, in the case of our named executive officers other than Mr. Jacobs, the direct instructions of the Chief Executive Officer or the Board of Directors or a more senior executive officer of the Company, and, in the case of Mr. Jacobs, the direct instructions of the Board of Directors.

With respect to a termination of any of Messrs. Jacobs, Bucaille, Bhutani, Hoffman or Stern for “good reason,” their retention agreements generally define “good reason” as: (i) the assignment of the named executive officer to any duties inconsistent in any material respect with his position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as in effect as of (A) May 7, 2008 with respect to Mr. Hoffman, (B) March 23, 2010 with respect to Messrs. Jacobs and Stern, (C) April 1, 2011 with respect to Mr. Bucaille and (D) August 2, 2011 with respect to Mr. Bhutani, or any other action by the Company which results in a material diminution in such position, authority, duties or responsibilities from the level in effect as of such date; (ii) a material breach by the Company of the terms of the retention agreement; or (iii) any requirement that the named executive officer’s principal place of employment be relocated to a location that increases the executive’s commute from his primary residence by more than 30 miles.

The term “change in control,” as used in the retention agreements, the 2005 Plan and the 2008 Plan, generally means any of the following events: (i) an acquisition (other than directly from the Company) by an individual, entity or a group (excluding the Company or an employee benefit plan of the Company or a corporation controlled by Lazard Ltd’s shareholders) of 20% (30% for purposes of the 2008 Plan) or more of either (A) the then-outstanding shares of Lazard Ltd common stock (treating, for this purpose, the then-outstanding Class II interests of LAZ-MD Holdings (“Class II interests”) as shares of Lazard Ltd common stock on an as-if fully exchanged basis in accordance with the Master Separation Agreement) (the “Outstanding Lazard Ltd Common Stock”), assuming the full exchange of all of the then-outstanding Class II interests for shares of Lazard Ltd common stock in accordance with the Master Separation Agreement or (B) the combined voting power of the then-outstanding voting securities of Lazard Ltd entitled to vote generally in the election of directors (the “Outstanding Lazard Ltd Voting Securities”); (ii) a change in a majority of the current Board of Directors (the “Incumbent Board”) (excluding any persons approved by a vote of at least a majority of the Incumbent Board other than in connection with an actual or a threatened proxy contest); (iii) consummation of a merger, consolidation or sale of all or substantially all of the Company’s assets (collectively, a “Business Combination”) other than a Business Combination in which all or substantially all of the individuals and entities who are the beneficial owners, respectively, of the Outstanding Lazard Ltd Common Stock and Outstanding Lazard Ltd Voting Securities immediately prior to such Business Combination (assuming in each case the full exchange of the Class II interests for shares of Lazard Ltd common stock in accordance with the Master Separation Agreement) will beneficially own, directly or indirectly, more than 50% of, respectively, the outstanding shares of Lazard Ltd common stock, and the combined voting power of the then-outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination, at least a majority of the board of directors of the resulting corporation were members of the Incumbent Board, and after which no Person owns 20% (30% for purposes of the 2008 Incentive

Compensation Plan) or more of the stock of the resulting corporation, who did not own such stock immediately before the Business Combination; or (iv) shareholder approval of a complete liquidation or dissolution of the Company.

Director Compensation for 2011

Directors who are officers of the Company do not receive any fees for their service as directors. In 2011, our directors’ compensation program provided that each of our non-employee directors would receive an annual cash retainer of $119,250 and an annual award of deferred stock units (“DSUs”) with a grant date value of $145,750. An additional annual retainer is paid to the Lead Director and the chairs of each committee of Lazard Ltd’s Board of Directors as follows: the Lead Director, $40,000; the chair of the Audit Committee, $30,000; the chair of the Nominating & Governance Committee, $20,000; and the chair of the Compensation Committee, $20,000; which, in each case, is paid 45% in cash and 55% in DSUs. The other members of the Audit Committee are paid an additional annual retainer of $20,000, and the other members of the Nominating & Governance Committee and the Compensation Committee are paid an additional annual retainer of $15,000, which, in each case, is paid 45% in cash and 55% in DSUs. Cash compensation is paid out on a quarterly basis (on February 15th, May 15th, August 15th and November 15th), and the DSU awards described above are granted on an annual basis on June 1st of each year, except for initial pro-rated grants made to new directors upon their joining the Board of Directors. The number of DSUs granted is determined based on the closing price of Lazard Ltd’s Class A common stock on the NYSE on the date of grant.

Non-employee directors may elect to receive additional DSUs in lieu of some or all of their cash compensation pursuant to the Directors Fee Deferral Unit Plan, which was approved by the Board of Directors on May 9, 2006. DSUs awarded under this plan are granted on the same quarterly payment dates as cash compensation would have been received, and the number of DSUs is determined based on the closing price of Lazard Ltd’s Class A common stock on the NYSE on the date of grant.

All DSUs awarded under these arrangements are converted to Lazard Ltd Class A common stock on a one-for-one basis and distributed to the director after he or she resigns or otherwise ceases to be a member of the Board of Directors. All DSUs receive dividend equivalents, which are paid in cash, at the same rate and time that dividends are paid on shares of Lazard Ltd Class A common stock.

Directors	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation (2)	Total
Ronald J. Doerfler (3)	$53,244	—	$4,594	$57,838
Steven J. Heyer (4)	—	$350,530	$22,684	$373,214
Sylvia Jay	$126,625	$162,286	$11,344	$300,255
Philip A. Laskawy	$124,375	$162,807	$8,442	$295,624
Laurent Mignon (4)	—	$258,983	$8,355	$267,338
Hal S. Scott	$131,125	$167,758	$11,853	$310,736
Michael J. Turner	$126,625	$162,286	$11,344	$300,255

(1)	The value of the DSUs reported in the table above is based on the grant date fair value of awards computed in accordance with FASB ASC Topic 718. See Note 16 of Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for a discussion of the assumptions used in the valuation of the DSUs. The number and grant date fair value of DSUs granted on June 1, 2011 under FASB ASC Topic 718 (based on the closing price of Lazard Ltd Class A common stock on the NYSE at the time of the grant) were as follows: Mr. Heyer, 5,347, valued at $199,069; Lady Jay, 4,359, valued at $162,286; Mr. Laskawy, 4,373, valued at $162,807; Mr. Mignon, 3,915, valued at $145,755; Mr. Scott, 4,506, valued at $167,758; and Mr. Turner, 4,359, valued at $162,286. The total number of DSUs held by each of our non-employee directors as of December 31, 2011 was as follows: Mr. Heyer, 43,260; Lady Jay, 20,804; Mr. Laskawy, 16,014; Mr. Mignon, 18,064; Mr. Scott, 21,714; and Mr. Turner, 20,804.

(2)	Represents cash dividends paid on the DSUs held by each of the directors listed in the table.

(3)	Mr. Doerfler, who served on our Board of Directors since June 2006, retired from the Board of Directors following the expiration of his term at the 2011 Annual General Meeting of Shareholders.

(4)	Messrs. Heyer and Mignon elected to defer their quarterly cash compensation into additional DSUs, pursuant to the terms of the Directors Fee Deferral Unit Plan. The number and grant date fair value of the resulting DSUs granted in lieu of cash (based on the closing price of Lazard Ltd’s Class A common stock on the NYSE on the applicable grant dates) were as follows: Mr. Heyer, 4,689, valued at $151,461; and Mr. Mignon, 3,495, valued at $113,227.

Vernon E. Jordan, Jr. is a member of our Board of Directors and is a Senior Managing Director of the Company. Gary W. Parr is also a member of our Board of Directors and is a Vice Chairman of the Company. Neither Mr. Jordan nor Mr. Parr is an executive officer of the Company, as that term is defined in the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, Messrs. Jordan and Parr cannot be named executive officers for purposes of the Summary Compensation Table, above, and are therefore not included in such table. Messrs. Jordan and Parr did not receive any fees for their service as members of the Board of Directors of the Company in 2011. In connection with the recapitalization in May 2005, each of Messrs. Jordan and Parr entered into retention agreements, as amended from time to time, consistent with the form applicable to our pre-IPO managing directors generally.

The following table shows the base salary and incentive compensation paid to Messrs. Jordan and Parr for their performance in 2011 in the manner it was considered by the Compensation Committee.

	Incentive Compensation
	Year	Salary	Annual Cash Bonus	RSU or Restricted Stock Award	Total Compensation
Vernon E. Jordan, Jr.	2011	$500,000	$620,000	$1,030,000	$2,150,000
Gary W. Parr	2011	$750,000	$2,750,000	$4,000,000	$7,500,000

This presentation differs from the presentation in the table below in the following respects: (i) including the full grant date value of the RSUs and restricted stock awards granted on February 10, 2012, which related to 2011 performance but are not reflected in the table below because they were granted after the end of our 2011 fiscal year and (ii) excluding the full grant date value of the RSUs and restricted stock awards granted on February 10, 2011, which are included in the table below but related to 2010 performance. In addition, the “All Other Compensation” column has been omitted, because it is not tied to the performance of Messrs. Jordan and Parr for 2011.

The following table sets forth the compensation for each of Messrs. Jordan and Parr for 2011 as required under SEC rules for director compensation disclosure.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	All Other Compensation (2)	Total
Vernon E. Jordan, Jr.	2011	$500,000	$620,000	$1,270,000	$523,650	$2,913,650
Senior Managing Director
Gary W. Parr	2011	$750,000	$2,750,000	$5,000,000	$21,153	$8,521,153
Vice Chairman

(1)

The value of the RSUs and restricted stock is based on the grant date fair value of awards computed in accordance with FASB ASC Topic 718. See the narrative discussion under the heading “Grants of Plan-Based Awards” for a description of the terms and conditions of the February 2011 grants. As of December 31, 2011, Mr. Parr held 1,080,734 RSUs and 54,437 shares of restricted stock. Mr. Jordan, who is currently eligible to retire, had all of his prior RSU awards vest in 2010 pursuant to the RSU Retirement

Policy. See “Compensation Discussion and Analysis—Design of Our Compensation Programs—Incentive Compensation” for a discussion of the RSU Retirement Policy. As of December 31, 2011, Mr. Jordan held a total of 47,078 shares of restricted stock that he received upon the vesting of such RSUs and which will remain subject to all restrictive covenants, including continued compliance with the non-compete, non-solicit and other provisions, contained in the original RSU award agreement through the original vesting date of the RSUs.

(2)	Messrs. Jordan and Parr are the beneficiaries of Company provided life insurance, long-term disability insurance and excess liability insurance policies. In addition, the firm pays a portion of each of their health insurance premiums, as it does for all U.S. employees.

Pursuant to a letter agreement entered into with Mr. Jordan in 1999, and subsequently amended on January 1, 2004, Mr. Jordan is entitled to benefits on the same basis as other managing directors and to use, on a priority basis, a corporate apartment in New York. The incremental cost to the Company of providing Mr. Jordan with use of this apartment was $288,000 in 2011. Mr. Jordan also received a tax gross-up payment of $217,356 as reimbursement for taxes paid on the imputed income from the use of the apartment.

Perquisite compensation for Mr. Parr includes the incremental cost to the Company of providing U.S. tax advice and preparation of year-end personal tax returns.

Mr. Parr’s retention agreement was supplemented by a letter agreement, dated as of April 21, 2010, which sets forth his right to a guaranteed level of compensation through calendar year 2012. The letter agreement was amended on February 27, 2012 (as described below) to reflect Mr. Parr’s voluntary agreement to reduce his 2011 compensation. The letter agreement (without regard to the amendment) provides that so long as Mr. Parr remains employed by the Company at the end of the relevant year or is terminated without “cause”, he is entitled to receive a guaranteed annual payment of no less than $10 million (the “Annual Payment”), with at least $750,000 payable as annual base salary in accordance with the Company’s normal practices. The cash portion of Mr. Parr’s Annual Payment will be the greater of (i) $5 million and (ii) an amount calculated by multiplying the percentage of the average cash portion of annual total compensation paid to the Company’s Deputy Chairmen who have not yet reached retirement age in the relevant year by the Annual Payment. The remaining portion of the Annual Payment will be granted in RSUs upon the same terms and conditions as grants made to the Company’s Deputy Chairmen in the prior year.

Pursuant to the February 2012 amendment to the letter agreement, Mr. Parr voluntarily agreed to reduce his Annual Payment for 2011 to $7.5 million, which was paid $3.5 million in cash (including base salary and 2011 annual bonus) and the remaining $4 million in RSUs, which were granted on the same terms as applied in the original letter agreement. In addition, under the amended letter agreement, in lieu of the $2.5 million in compensation for 2011 that Mr. Parr would have been entitled to receive under the original letter agreement, Mr. Parr is entitled to the following: (i) 54,745 shares of restricted stock, which were granted on February 27, 2012 and will vest on February 11, 2013 and (ii) 36,496 RSUs, which will be granted on February 11, 2013 and will vest 33% on March 3, 2014 and 67% on March 2, 2015. Vesting of the restricted stock and RSUs is contingent on Mr. Parr’s continued employment until the relevant vesting date, provided that he will also vest if his employment is terminated without cause or due to death or disability. Upon a change in control (as defined in the 2008 Plan) prior to February 11, 2013, each of the awards described in the immediately preceding sentence will, if not granted as of such date, be deemed granted as of such date, and all such awards (both actually granted and deemed granted) will immediately vest.

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

As of December 31, 2011, approximately 94.8% and 5.2% of our common membership interests are held by wholly-owned subsidiaries of Lazard Ltd and by LAZ-MD Holdings LLC, respectively. Our managing member interests are held by two indirect wholly-owned subsidiaries of Lazard Ltd and our profit participation interests are held by various managing directors.

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

The Board of Directors has determined that Messrs. Heyer, Laskawy, Scott and Turner and Lady Jay do not have a material relationship with Lazard under the Board of Directors’ standards for independence and accordingly each is independent under the NYSE corporate governance listing standards. In making its independence determinations, the Board of Directors considered financial advisory engagements of Lazard in 2011, 2010 and 2009 by L’Oreal USA, Inc., a sister company of L’Oreal UK. Lady Jay is Chairman of L’Oreal UK, but is not an executive officer of L’Oreal USA. Lazard provided financial advisory services in the ordinary course of business to L’Oreal USA pursuant to these engagements and the engagements were deemed per se immaterial pursuant to Lazard’s Standards of Director Independence.

The Board of Directors also determined that Mr. Mignon was independent, after giving careful consideration to the relationship between Lazard and Natixis, of which Mr. Mignon is the Chief Executive Officer. Natixis is the successor entity in a merger with IXIS Corporate & Investment Bank, which participated as an investor in the recapitalization transactions in May 2005, purchasing $150 million of Lazard Ltd’s equity security units and 2,000,000 shares of Lazard Ltd’s Class A common stock at the equity public offering price of $25 per share. In May 2008, Natixis acquired 4,999,800 additional shares of Lazard Ltd’s Class A common stock upon the settlement of the purchase contracts comprising a portion of Lazard Ltd’s equity security units. In connection with the original investment by Natixis in May 2005, Lazard agreed to nominate one person designated by Natixis to our Board of Directors, currently Mr. Mignon. Lazard also has a cooperation arrangement with Natixis in France. The cooperation arrangement provides that Lazard Group and Natixis will place and underwrite securities on the French equity primary capital markets under a common brand, “Lazard-Natixis,” and cooperate in their respective origination, syndication and placement activities. In 2011, the cooperation arrangement generated approximately $2.5 million of gross revenue for Natixis and $2.1 million of gross revenue for Lazard. We also received financial advisory fees in 2011, 2010 and 2009 of $4.3 million, $2.5 million and $2.1 million, respectively, with respect to transactions involving Natixis. The Board of Directors determined, in its business judgment, that these relationships were not material, noting that 2011 gross revenue generated pursuant to the cooperation arrangement and other transactions referenced above was less than 1% of Lazard’s gross revenue for 2011 and less than 1% of the annual gross revenue of Natixis for 2011. See “Agreement with Natixis” and “Certain Relationships with Our Directors, Executive Officers and Employees.”

Certain Relationships and Related Transactions

Policy on Related Party Transactions

Our Board of Directors has adopted a written policy requiring that all “Interested Transactions” (as defined below) be approved or ratified by either the Nominating & Governance Committee of Lazard Ltd or, under certain circumstances, the Chair of the Nominating & Governance Committee of Lazard Ltd. The Nominating & Governance Committee of Lazard Ltd is required to review the material facts of all Interested Transactions that require the Committee’s approval or ratification and either approve or disapprove of the entry into the Interested Transaction. In determining whether to approve or ratify an Interested Transaction, the Nominating & Governance Committee of Lazard Ltd takes into account, among other factors it deems appropriate, whether the Interested Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the interest of the “Related Party” (as defined below) in the transaction. In addition, the Board of Directors of Lazard Ltd has delegated to the Chair of the Nominating & Governance Committee of Lazard Ltd the authority to pre-approve or ratify (as applicable) any Interested Transaction with a Related Party in which the aggregate amount involved is expected to be less than $1 million. A report is then made to the Nominating & Governance Committee of Lazard Ltd at its next regularly scheduled meeting of each new Interested Transaction pre-approved by the Chair of the Nominating & Governance Committee of Lazard Ltd. Any director who is a Related Party with respect to an Interested Transaction may not participate in any discussion or approval of such Interested Transaction. An “Interested Transaction” is one in which (i) we are a participant, (ii) the aggregate amount involved will or may be expected to exceed $120,000, (iii) one of our executive officers, directors, director nominees, 5% shareholders, or their family members (each a “Related Party”) has a direct or indirect material interest in the transaction and (iv) the transaction is required to be disclosed in our Proxy Statement or Annual Report on Form 10-K pursuant to the rules and regulations promulgated by the SEC.

Related Party Transactions

On May 10, 2005, as part of Lazard Ltd’s equity public offering, we completed a series of financing transactions, the net proceeds of which were primarily used to redeem the outstanding Lazard Group membership interests of Lazard Group’s historical partners. In the discussions below, we refer to these financing transactions and the equity public offering, collectively, as the “recapitalization.” Concurrently, on May 10, 2005, Lazard Group transferred its capital markets business, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services, its fund management activities outside of France and specified non-operating assets and liabilities, to LFCM Holdings. In the discussions below, we refer to these businesses, assets and liabilities as the “separated businesses” and these transfers collectively as the “separation.”

Relationship with LAZ-MD Holdings and LFCM Holdings

As of December 31, 2011, LAZ-MD Holdings owned approximately 5.2% of the voting power of all shares of Lazard Ltd’s voting stock through its ownership of the Class B common stock of Lazard Ltd. LAZ-MD Holdings’ voting power in Lazard Ltd is intended to mirror its economic interest in Lazard Group, and its voting power will continue to decrease over time in connection with the exchange of the LAZ-MD Holdings exchangeable interests by the current and former working members of Lazard Group for shares of Lazard Ltd’s Class A common stock. The current and former working members of Lazard Group, including our managing directors who held working member interests at the time of the recapitalization, own LAZ-MD Holdings exchangeable interests and, through the LAZ-MD Holdings stockholders’ agreement, have the right to cause LAZ-MD Holdings to vote its Class B common stock on an as-if-exchanged basis.

In addition, LFCM Holdings, which is the entity that owns and operates the separated businesses, ceased to be a subsidiary of Lazard Group and LAZ-MD Holdings at the time of the separation. It is owned by current and former managing directors (including certain executive officers), who are members of LAZ-MD Holdings. A managing director of Lazard Frères & Co LLC, a wholly owned subsidiary of Lazard Group, is the chairman of LFCM Holdings. LFCM Holdings shall reimburse us approximately $2.0 million for a portion of his salary and bonus in 2011 for services that he rendered to LFCM Holdings as its chairman. LFCM Holdings shall also reimburse us for services of certain other employees of our business that were rendered to LFCM Holdings during 2011.

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

Agreements with LAZ-MD Holdings and LFCM Holdings

We have provided below summary descriptions of the master separation agreement and the other key related agreements we entered into with Lazard Ltd, LAZ-MD Holdings and LFCM Holdings in connection with the separation and recapitalization transactions, as well as any material amendments thereto. These agreements effected the separation and recapitalization transactions and also provide a framework for our ongoing relationship with LAZ-MD Holdings and LFCM Holdings. These agreements include:

•	the master separation agreement;

•	the license agreement;

•	the administrative services agreement; and

•	the business alliance agreement.

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

Pursuant to the administrative services agreement, Lazard Group provides selected administrative and support services to LAZ-MD Holdings and LFCM Holdings, such as:

•	cash management and debt service administration;

•	accounting and financing activities;

•	tax;

•	payroll;

•	human resources administration;

•	financial transaction support;

•	information technology;

•	public communications;

•	data processing;

•	procurement;

•	real estate management; and

•	other general administrative functions.

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

The services provided by Lazard Group to LFCM Holdings, and by LFCM Holdings to Lazard Group, under the administrative services agreement generally were to be provided until December 31, 2008, and were subject to automatic annual renewal, unless either party gives 180 days’ notice of termination. As of December 31, 2011, neither party has given notice of termination, and the agreement has been automatically renewed for an additional one-year period. LFCM Holdings and Lazard Group have a right to terminate the services earlier if there is a change of control of either party or the business alliance provided for in the business alliance agreement expires or is terminated. The party receiving a service may also terminate a service earlier upon 180 days’ notice as long as such receiving party pays the service provider an additional 3 months of service fee for the terminated service. The services provided by Lazard Group to LAZ-MD Holdings will generally be provided until December 31, 2014, unless terminated earlier because of a change of control of either party. See Note 20 of Notes to the Consolidated Financial Statements for a discussion of payments made in 2011 under the administrative services agreement.

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

The business alliance agreement provides that Lazard Group will refer to LFCM Holdings selected opportunities for underwriting and distribution of securities. In addition, Lazard Group will provide assistance in the execution of any such referred business. In exchange for this referral obligation and assistance, Lazard Group is entitled to a referral fee from LFCM Holdings equal to approximately half of the revenue obtained by LFCM Holdings in respect of any underwriting or distribution opportunity. In addition, LFCM Holdings will refer opportunities in the Financial Advisory and Asset Management businesses to Lazard Group. In exchange for this referral, LFCM Holdings is entitled to a customary finders’ fee from Lazard Group. In addition, the business alliance agreement further provides that, during the term of the business alliance, Lazard Frères & Co. LLC and Lazard Asset Management Securities LLC will introduce execution and settlement transactions to newly formed broker-dealer entities affiliated with LFCM Holdings. The term of the business alliance is subject to periodic automatic renewal, unless either party elects to terminate in connection with any such renewal or elects to terminate on account of a change of control of either party. As of December 31, 2011, neither party had given notice of termination. See Note 20 of Notes to the Consolidated Financial Statements for a discussion of payments made in 2011 under the business alliance agreement.

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

During the fourth quarter of 2011, the Company determined that it was unlikely to exercise the North American option. See Note 20 of Notes to the Consolidated Financial Statements.

Pursuant to the business alliance agreement, LFCM Holdings agreed not to compete with any existing Lazard Group businesses until the latest to occur of the termination of the license agreement, the expiration, termination or exercise of the option to purchase the North American merchant banking activities or the expiration or termination of the business alliance.

LAZ-MD Holdings Stockholders’ Agreement

Members of LAZ-MD Holdings, consisting of the current and former working members of Lazard Group, including our managing directors and certain executive officers, have entered into a stockholders’ agreement with LAZ-MD Holdings and Lazard Ltd that addresses, among other things, LAZ-MD Holdings’ voting of its share of Class B common stock of Lazard Ltd and registration rights in favor of the shareholders who are party to the agreement. Every working member at the time of the separation and recapitalization was offered the opportunity to become a party to the LAZ-MD Holdings stockholders’ agreement.

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

Certain Relationships with Our Directors, Executive Officers and Employees

Laurent Mignon, a member of our Board of Directors, is the Chief Executive Officer of Natixis. In April 2004, Lazard Group and Natixis (as the successor to IXIS Corporate & Investment Bank) entered into a cooperation arrangement to place and underwrite securities on the French capital markets under a common brand, “Lazard-Natixis” (formerly “Lazard-Ixis”), and cooperate in their respective origination, syndication, placement and other activities. This cooperation covers French listed companies exceeding a market capitalization of €500 million. On March 15, 2005, Lazard Group and Natixis expanded this arrangement into an exclusive arrangement within France. The cooperation arrangement was renewed on July 8, 2010 and will continue for an additional two year term until July 8, 2012. In 2011, the cooperation arrangement generated approximately $2.1 million of gross revenue for Lazard.

Item 14.	Principal Accounting Fees and Services

Fees of Independent Registered Public Accounting Firm

For the fiscal years ended December 31, 2011 and 2010, fees for services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows (in thousands of dollars):

Fees	2011	2010
Audit Fees for the audit of Lazard’s annual financial statements, the audit of the effectiveness of Lazard’s controls over financial reporting and reviews of the financial statements included in Lazard’s quarterly reports on Form 10-Q, including services in connection with statutory and regulatory filings or engagements	$6,555	$6,544
Audit-Related Fees, including fees for audits of employee benefit plans, computer and control related audit services, agreed-upon procedures, merger and acquisition assistance, regulatory and compliance reviews, fund audits and other accounting research services	$1,378	$ 834
Tax Fees for tax consulting and compliance services not related to the audit	$1,141	$ 995
All Other Fees	—	—

Lazard Ltd’s Audit Committee has adopted a policy regarding pre-approval of audit and non-audit services provided by Deloitte & Touche LLP to Lazard and its subsidiaries. The policy provides the guidelines necessary to adhere to Lazard’s commitment to auditor independence and compliance with relevant laws, regulations and guidelines relating to auditor independence. The policy sets forth four categories of permitted services (Audit, Audit-Related, Tax and Other), listing the types of permitted services in each category. All of the permitted services require pre-approval by the Audit Committee. In lieu of Audit Committee pre-approval on an engagement-by-engagement basis, each category of permitted services, with reasonable detail as to the types of services contemplated, is pre-approved as part of the annual budget approval by the Audit Committee. Permitted services not contemplated during the budget process must be presented to the Audit Committee for approval prior to the commencement of the relevant engagement. The Audit Committee chair, or, if he is not available, any other member of the Committee, may grant approval for any such engagement if approval is required prior to the next scheduled meeting of the Committee. The Audit Committee is periodically presented with a report showing amounts billed by the independent auditor compared to the budget approvals for each of the categories of permitted services.

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

3.	Exhibits

3.1	Certificate of Formation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

3.2	Certificate of Amendment of Certificate of Formation of the Registrant, changing name to Lazard Group LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

3.3	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

3.4	Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on December 19, 2005).

3.5	Amendment No. 2, dated as of May 7, 2008, to the Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 8, 2008).

3.6	Amendment No. 3, dated as of April 27, 2010, to the Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 3.6 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 30, 2010).

4.1	Indenture, dated as of May 10, 2005, by and between the Registrant and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.2	Amended and Restated Third Supplemental Indenture, dated as of May 15, 2008, by and among the Registrant and The Bank of New York, as trustee (and incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K (Commission File No. 333-126751) filed on May 16, 2008).

4.3	Fourth Supplemental Indenture, dated as of June 21, 2007, between the Registrant and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on June 22, 2007).

4.4	Form of Senior Note (included in Exhibit 4.2).

4.5	$546 million, 7.125% Senior Notes Due 2015, issued by the Registrant (incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 14, 2005).

10.1	Master Separation Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Ltd, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 2.1 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.2

Amendment No. 1, dated as of November 6, 2006, to the Master Separation Agreement,

dated as of May 10, 2005, by and among the Registrant, Lazard Ltd and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 7, 2006).

10.3	Second Amendment, dated as of May 7, 2008, to the Master Separation Agreement, dated as of May 10, 2005, as amended, by and among the Registrant, Lazard Ltd and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 9, 2008).

10.4	Class B-1 and Class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

10.5	Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006, by and among LAZ-MD Holdings LLC, Lazard Ltd and certain members of LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 7, 2006).

10.6	First Amendment, dated as of May 7, 2008, to the Amended and Restated Stockholders’ Agreement dated as of November 6, 2006, between LAZ-MD Holdings LLC and Lazard Ltd (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on May 9, 2008).

10.7	Employee Benefits Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Ltd, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.4 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.8	Insurance Matters Agreement, dated as of May 10, 2005, by and between Lazard Group LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 10.5 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.9	License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company LLC, Lazard Frères & Co. LLC, Lazard Frères S.A.S., Lazard & Co., Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.10	Administrative Services Agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings LLC, LFCM Holdings LLC and the Registrant (incorporated by reference to Exhibit 10.7 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.11	Business Alliance Agreement, dated as of May 10, 2005, by and between the Registrant and LFCM Holdings LLC (incorporated by reference to Exhibit 10.8 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.12	Amendment and Consent, dated February 9, 2009, to the Business Alliance Agreement, dated as of May 10, 2005, by and between the Registrant and LFCM Holdings LLC (incorporated by reference to Exhibit 10.12 to Lazard Ltd’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.13	Amended and Restated Operating Agreement of Lazard Strategic Coordination Company LLC, dated as of January 1, 2002 (incorporated by reference to Exhibit 10.16 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.14	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.15	Amendment dated as of February 16, 2011, by and among RCPI Landmark Properties, L.L.C. (as the successor in interest to Rockefeller Center Properties), RCPI 30 Rock 22234849, L.L.C. and Lazard Group LLC (as the successor in interest to Lazard Frères & Co. LLC), to the Lease dated as of January 27, 1994, by and among Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 29, 2011).

10.16	Lease with an Option to Purchase, dated as of July 11, 1990, by and between Sicomibail and Finabail and SCI du 121 Boulevard Hausmann (English translation) (incorporated by reference to Exhibit 10.20 to the Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.17	Occupational Lease, dated as of August 9, 2002, by and among Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on February 11, 2005).

10.18*	Lazard Ltd’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.19*	Lazard Ltd’s 2008 Incentive Compensation Plan (incorporated by reference to Annex B to Lazard Ltd’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.20*	Lazard Ltd’s 2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.21*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for each of Michael J. Castellano and Scott D. Hoffman (incorporated by reference to Exhibit 10.26 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.22*	Form of First Amendment, dated as of May 7, 2008, to Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, for each of Michael J. Castellano and Scott D. Hoffman (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 9, 2008).

10.23*	Second Amendment, dated as of February 26, 2009, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005 (as amended from time to time), for Michael J. Castellano (incorporated by reference to Exhibit 10.26 to Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on March 2, 2009).

10.24*	Second Amendment, dated as of February 23, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005 and amended as of May 7, 2008, for Scott D. Hoffman (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 29, 2011).

10.25*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

10.26*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between the Registrant and Alexander F. Stern (incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on March 2, 2009).

10.27*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, with Alexander F. Stern (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on March 23, 2010).

10.28*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, by and between the Registrant and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 333-126751) filed on March 1, 2010).

10.29*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, with Kenneth M. Jacobs (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on March 23, 2010).

10.30*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between the Registrant and Matthieu Bucaille (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 29, 2011).

10.31*	First Amendment, dated as of April 1, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, between the Registrant and Matthieu Bucaille (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 29, 2011).

10.32*	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.28 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.33*	Acknowledgement Letter, dated as of November 6, 2006 from the Registrant to certain managing directors of the Registrant modifying the terms of the retention agreements of persons party to the Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 7, 2006).

10.34	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.35	Registration Rights Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, the Registrant, Lazard Ltd and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.36*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.37*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.38*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.39*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.41 to Lazard Ltd’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.40*	Form of Agreement evidencing a grant of Deferred Cash Award to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.42 to Lazard Ltd’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.41*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.42*	First Amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to Lazard Ltd’s Annual Report (File No. 001-32492) on Form 10-K filed on March 1, 2007).

10.43	Agreement and Plan of Merger, dated as of August 14, 2008, by and among Lazard Ltd, LAZ Sub I, Lazard Asset Management LLC and Lazard Asset Management Limited (incorporated by reference to Exhibit 2.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on August 15, 2008).

10.44*	Letter Agreement regarding employment dated as of April 21, 2010 between Lazard Group LLC and Gary W. Parr (incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 30, 2010).

10.45	Senior Revolving Credit Agreement, dated as of April 29, 2010, among the Registrant, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report (File No. 333-126751) on Form10-Q filed on August 4, 2011).

10.46	Amendment No. 1, dated as of August 12, 2010, to the Senior Revolving Credit Agreement, dated as of April 29, 2010, among the Registrant, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on February 28, 2011).

10.47	Amendment No. 2, dated as of December 17, 2010, to the Senior Revolving Credit Agreement, dated as of April 29, 2010, among the Registrant, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on February 28, 2011).

10.48*	Form of Agreement evidencing a grant of Restricted Stock under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 30, 2010).

10.49*	Form of Agreement evidencing a grant of Lazard Fund Interests under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 29, 2011).

10.50*	First Amendment, dated as of August 2, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 15, 2005, between the Registrant and Ashish Bhutani (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on August 4, 2011).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Matthieu Bucaille.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Matthieu Bucaille.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

LAZARD GROUP LLC

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

ITEMS 15 (a)(1) AND 15 (a)(2)

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2011 AND 2010

(dollars in thousands)

	December 31,
	2011	2010
ASSETS:
Cash and cash equivalents	$80,979	$104,145
Investments in subsidiaries, equity method	1,292,454	1,253,896
Due from subsidiaries of Lazard Ltd	517,299	524,875
Receivables-net	14,437	670
Investments	26,186	26,850
Property-net	20,018	–
Intangible assets-net	1,466	2,181
Other assets	14,247	11,853

Total Assets	$1,967,086	$1,924,470

LIABILITIES AND MEMBERS’ EQUITY:
Liabilities:
Accrued compensation and benefits	$43,356	$83,410
Capital lease obligations	363	–
Due to subsidiaries of Lazard Ltd	185,925	303,436
Senior debt	1,076,850	1,076,850
Other liabilities	46,248	91,209

Total Liabilities	1,352,742	1,554,905
Commitments and contingencies
Members’ Equity:
Members’ equity	693,596	404,588
Accumulated other comprehensive loss, net of tax	(79,252)	(35,023)

Total members’ equity	614,344	369,565

Total liabilities and members’ equity	$1,967,086	$1,924,470

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
REVENUE
Equity in earnings of subsidiaries	$398,933	$475,100	$200,938
Interest income	19,049	16,438	14,778
Other	1,983	6,210	18,086

Total revenue	419,965	497,748	233,802
Interest expense	84,343	86,352	91,216

Net revenue	335,622	411,396	142,586

OPERATING EXPENSES
Compensation and benefits	120,324	194,179	339,795
Professional services	3,306	8,463	10,290
Amortization of intangible assets related to acquisitions	715	937	1,749
Other	3,799	6,586	6,640

Total operating expenses	128,144	210,165	358,474

OPERATING INCOME (LOSS)	207,478	201,231	(215,888)
Provision (benefit) for incomes taxes	(3,227)	6,687	659

NET INCOME (LOSS)	$210,705	$194,544	$(216,547)

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(dollars in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$210,705	$194,544	$(216,547)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash items included in net income (loss):
Equity in earnings of subsidiaries	(398,933)	(475,100)	(200,938)
Deferred tax benefit	(3,791)	–	–
(Gains) losses on extinguishment of debt	–	424	(258)
Investment gains	–	(5,636)	–
Amortization of deferred expenses, share-based incentive compensation and interest rate hedge	282,897	313,974	368,122
Depreciation and amortization of property	466	–	–
Amortization of intangible assets related to acquisitions	715	937	1,749
Dividends received from subsidiaries	598,877	370,780	394,097
Changes in due to/from subsidiaries	(10,494)	(211,973)	(103,563)
Changes in other operating assets and liabilities	(100,796)	(5,546)	143,552

Net cash provided by operating activities	579,646	182,404	386,214

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses in 2009	–	–	(44,000)
Purchase of held-to-maturity securities	–	–	(126,347)
Proceeds from sale of held-to-maturity securities	–	132,209	–
Addition to property	(20,079)	–	–
Capital contribution to subsidiaries	(224,012)	(49,174)	(36,237)

Net cash provided by (used) in investing activities	(244,091)	83,035	(206,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Excess tax benefit from share-based incentive compensation	1,386	–	–
Payments for:
Senior debt	–	(10,375)	(635)
Capital lease obligations	(42)	–	–
Distributions to members	(92,454)	(122,000)	(118,214)
Settlement of vested share-based incentive compensation	(93,750)	(57,576)	(13,220)
Repurchase of common membership interests from members of LAZ-MD Holdings	(794)	(7,248)	(13,285)
Purchase of Lazard Ltd Class A common stock	(172,864)	(149,981)	(50,479)
Other financing activities	(203)	(123)	(210)

Net cash used in financing activities	(358,721)	(347,303)	(196,043)

Net decrease in cash and cash equivalents	(23,166)	(81,864)	(16,413)
Cash and cash equivalents, January 1	104,145	186,009	202,422

Cash and cash equivalents, December 31	$80,979	$104,145	$186,009

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009—(Continued)

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity

Balance – January 1, 2009	$227,036	$(121,407)	$105,629

Comprehensive income (loss):
Net loss	(216,547)		(216,547)
Other comprehensive income (loss) - net of tax:
Currency translation adjustments		62,992	62,992
Amortization of interest rate hedge		1,077	1,077
Available-for-sale securities:
Net unrealized gain		27,612	27,612
Adjustment for items reclassified to earnings		1,268	1,268
Employee benefit plans:
Prior service costs		(15,152)	(15,152)
Net actuarial loss		(18,215)	(18,215)
Adjustment for items reclassified to earnings		3,033	3,033

Comprehensive loss			(153,932)

Amortization of share-based incentive compensation	358,062		358,062
Distributions to members	(118,214)		(118,214)
Purchase of Lazard Ltd Class A common stock	(50,479)		(50,479)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation	(13,220)		(13,220)
Repurchase of common membership interests from LAZ-MD Holdings	(13,285)		(13,285)
Common membership interests issued in connection with business acquisitions	32,384		32,384
Adjustments related to noncontrolling interests	(2,143)		(2,143)
Adjustments related to business acquisitions and related amortization	10,778		10,778
Other	(209)		(209)

Balance – December 31, 2009(*)	$214,163	$(58,792)	$155,371

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009—(Continued)

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity
Balance – January 1, 2010	$214,163	$(58,792)	$155,371

Comprehensive income (loss):
Net income	194,544		194,544
Other comprehensive income (loss)-net of tax:
Currency translation adjustments		(9,508)	(9,508)
Amortization of interest rate hedge		1,163	1,163
Available-for-sale securities:
Net unrealized gain		3,129	3,129
Adjustment for items reclassified to earnings		9,501	9,501
Employee benefit plans:
Net actuarial gain		17,841	17,841
Adjustment for items reclassified to earnings		1,643	1,643

Comprehensive income			218,313

Amortization of share-based incentive compensation	305,303		305,303
Distributions to members	(122,000)		(122,000)
Purchase of Lazard Ltd Class A common stock	(149,981)		(149,981)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation	(57,576)		(57,576)
Repurchase of common membership interests from LAZ-MD Holdings	(7,248)		(7,248)
Common membership interests issued in connection with business acquisitions	20,804		20,804
Lazard Ltd Class A common stock issued / issuable in connection with business acquisitions and LAM Merger and related amortization	6,701		6,701
Other	(122)		(122)

Balance–December 31, 2010(*)	$404,588	$(35,023)	$369,565

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009—(Continued)

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity
Balance – January 1, 2011	$404,588	$(35,023)	$369,565

Comprehensive income (loss):
Net income	210,705		210,705
Other comprehensive income (loss)-net of tax:
Currency translation adjustments		(9,241)	(9,241)
Amortization of interest rate hedge		1,054	1,054
Employee benefit plans:
Net actuarial loss		(38,248)	(38,248)
Adjustments for items reclassified to earnings		2,206	2,206

Comprehensive income			166,476

Amortization of share-based incentive compensation	275,142		275,142
Distributions to members	(92,454)		(92,454)
Purchase of Lazard Ltd Class A common stock	(172,864)		(172,864)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation and related tax benefit of $972	(92,778)		(92,778)
Repurchase of common membership interests from LAZ-MD Holdings	(794)		(794)
Common membership interests issued in connection with business acquisitions	53,486		53,486
Delivery of Lazard Ltd Class A common stock in connection with business acquisitions	103,567		103,567
Lazard Ltd Class A common stock issuable in connection with business acquisitions and LAM Merger and related amortization	5,201		5,201
Other	(203)		(203)

Balance–December 31, 2011 (*)	$693,596	$(79,252)	$614,344

(*)	Includes 123,686,338, 127,350,561 and 129,766,090 common membership interests at December 31, 2009, 2010 and 2011, respectively. Also includes profit participation interests and two managing member interests at each such date.

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying Lazard Group LLC condensed financial statements (the “Parent Company Financial Statements”), including the notes thereto, should be read in conjunction with the consolidated financial statements of Lazard Group LLC and its subsidiaries (the “Company”) and the notes thereto.

The Parent Company Financial Statements as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosures in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable. Actual results could differ materially from these estimates.

The Parent Company Financial Statements include investments in subsidiaries, accounted for under the equity method.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2012

LAZARD GROUP LLC

By:	/s/ Kenneth M. Jacobs

Kenneth M. Jacobs
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Kenneth M. Jacobs Kenneth M. Jacobs	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2012

/s/ Matthieu Bucaille Matthieu Bucaille	Chief Financial Officer (Principal Financial Officer)	February 28, 2012

/s/ Richard J. Hittner Richard J. Hittner	Chief Accounting Officer	February 28, 2012

/s/ Ashish Bhutani Ashish Bhutani	Director	February 28, 2012

/s/ Steven J. Heyer Steven J. Heyer	Director	February 28, 2012

/s/ Sylvia Jay Sylvia Jay	Director	February 28, 2012

/s/ Vernon E. Jordan, Jr. Vernon E. Jordan, Jr.	Director	February 28, 2012

/s/ Philip A. Laskawy Philip A. Laskawy	Director	February 28, 2012

/s/ Laurent Mignon Laurent Mignon	Director	February 28, 2012

/s/ Gary W. Parr Gary W. Parr	Director	February 28, 2012

/s/ Hal S. Scott Hal S. Scott	Director	February 28, 2012

/s/ Michael J. Turner Michael J. Turner	Director	February 28, 2012

II-1