Form 10-Q
period 2012-09-30
Lazard Group LLC
filed 2012-11-01
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 24, 2012, in addition to profit participation interests, there were 129,766,090 common membership interests and two managing member interests outstanding.

When we use the terms “Lazard Group”, “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock (the “Class A common stock”) are publicly traded on the New York Stock Exchange under the Symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd has no material operating assets other than indirect ownership as of September 30, 2012 of approximately 94.9% of the common membership interests in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries who are co-managing members of Lazard Group.

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

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

(UNAUDITED)

(dollars in thousands)

	September 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$821,926	$820,984
Deposits with banks	266,680	286,037
Cash deposited with clearing organizations and other segregated cash	61,863	75,506

Receivables (net of allowance for doubtful accounts of $22,324 and $19,450 at September 30, 2012 and December 31, 2011, respectively):
Fees	389,346	402,843
Customers and other	84,063	83,111
Related parties	210,570	204,740

	683,979	690,694
Investments	427,634	355,510

Property (net of accumulated amortization and depreciation of $272,740 and $266,673 at September 30, 2012 and December 31, 2011, respectively)	216,412	168,429

Goodwill and other intangible assets (net of accumulated amortization of $33,094 and $26,922 at September 30, 2012 and December 31, 2011, respectively)	395,442	393,099
Other assets	271,626	247,194

Total assets	$3,145,562	$3,037,453

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION—(Continued)

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

(UNAUDITED)

(dollars in thousands)

	September 30,	December 31,
	2012	2011
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$262,206	$288,427
Accrued compensation and benefits	301,174	383,513
Senior debt	1,076,850	1,076,850
Capital lease obligations	18,148	20,084
Related party payables	219,095	130,160
Other liabilities	475,902	420,152

Total liabilities	2,353,375	2,319,186
Commitments and contingencies

MEMBERS’ EQUITY
Members’ equity (net of 3,388,632 and 2,174,573 shares of Lazard Class A common stock, at a cost of $95,101 and $72,410 at September 30, 2012 and December 31, 2011 respectively)	777,993	693,596
Accumulated other comprehensive loss, net of tax	(69,416)	(79,252)

Total Lazard Group members’ equity	708,577	614,344
Noncontrolling interests	83,610	103,923

Total members’ equity	792,187	718,267

Total liabilities and members’ equity	$3,145,562	$3,037,453

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUE
Investment banking and other advisory fees	$218,262	$248,358	$732,109	$711,781
Money management fees	214,867	213,276	621,070	658,874
Interest income	3,692	5,328	13,017	16,912
Other	15,529	21,538	49,428	65,511

Total revenue	452,350	488,500	1,415,624	1,453,078
Interest expense	23,039	23,177	68,848	71,830

Net revenue	429,311	465,323	1,346,776	1,381,248

OPERATING EXPENSES
Compensation and benefits	283,805	273,518	905,488	829,989
Occupancy and equipment	25,676	24,345	80,287	70,022
Marketing and business development	19,096	19,843	69,685	58,833
Technology and information services	21,474	20,417	63,142	60,566
Professional services	8,288	11,328	29,852	33,297
Fund administration and outsourced services	13,179	14,020	39,300	40,777
Amortization of intangible assets related to acquisitions	2,494	1,716	6,172	4,896
Other	7,799	9,360	27,318	27,744

Total operating expenses	381,811	374,547	1,221,244	1,126,124

OPERATING INCOME	47,500	90,776	125,532	255,124
Provision for income taxes	10,769	12,880	26,138	36,986

NET INCOME	36,731	77,896	99,394	218,138
LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1,565)	225	2,261	7,017

NET INCOME ATTRIBUTABLE TO LAZARD GROUP	$38,296	$77,671	$97,133	$211,121

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET INCOME	$36,731	$77,896	$99,394	$218,138

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	12,464	(38,498)	14,617	(6,325)
Amortization of interest rate hedge	264	264	791	791
Employee benefit plans:

Actuarial loss (net of tax benefits of $994 and $2,402 for the three months ended September 30, 2012 and 2011, respectively, and $3,719 and $4,308 for the nine months ended September 30, 2012 and 2011, respectively)	(1,893)	(4,585)	(7,947)	(8,215)
Adjustment for items reclassified to earnings (net of tax expense of $278 and $261 for the three months ended September 30, 2012 and 2011, respectively, and $856 and $778 for the nine months ended September 30, 2012 and 2011, respectively)	803	560	2,444	1,674

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	11,638	(42,259)	9,905	(12,075)

COMPREHENSIVE INCOME	48,369	35,637	109,299	206,063
LESS – COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(1,434)	84	2,330	6,887

COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD GROUP	$49,803	$35,553	$106,969	$199,176

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

(dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$99,394	$218,138
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash items included in net income:
Depreciation and amortization of property	22,472	18,176
Amortization of deferred expenses, share-based incentive compensation and interest rate hedge	252,129	227,616
Amortization of intangible assets related to acquisitions	6,172	4,896
Loss on sale of intercompany receivable	5,638	–
Gain on extinguishment of debt	–	(18,171)
(Increase) decrease in operating assets:
Deposits with banks	18,465	96,193
Cash deposited with clearing organizations and other segregated cash	13,614	28,574
Receivables-net	9,686	(31,655)
Investments	(63,338)	70,531
Other assets	(52,755)	(71,319)
Increase (decrease) in operating liabilities:
Deposits and other payables	(22,448)	(19,280)
Accrued compensation and benefits and other liabilities	(56,521)	(242,017)

Net cash provided by operating activities	232,508	281,682

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(71,722)	(17,277)
Disposals of property	2,158	353

Net cash used in investing activities	(69,564)	(16,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contribution from noncontrolling interests	1,544	3,821
Sale of intercompany receivable	81,105	–
Excess tax benefits from share-based incentive compensation	–	2,848
Payments for:
Subordinated debt	–	(131,829)
Capital lease obligations	(1,878)	(1,600)
Distributions to noncontrolling interests	(13,580)	(18,143)
Repurchase of common membership interests from members of LAZ-MD Holdings	–	(794)
Purchase of Lazard Ltd Class A common stock	(122,862)	(158,617)
Distributions to members	(69,948)	(54,689)
Settlement of vested share-based incentive compensation	(40,686)	(92,337)
Other financing activities	(2,000)	(33,393)

Net cash used in financing activities	(168,305)	(484,733)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6,303	237

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	942	(219,738)
CASH AND CASH EQUIVALENTS—January 1	820,984	1,024,792

CASH AND CASH EQUIVALENTS—September 30	$821,926	$805,054

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

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2012

(UNAUDITED)

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity
Balance – January 1, 2012 (*)	$693,596	$(79,252)	$614,344	$103,923	$718,267

Comprehensive income (loss):
Net income	97,133		97,133	2,261	99,394
Other comprehensive income (loss) - net of tax:
Currency translation adjustments		14,548	14,548	69	14,617
Amortization of interest rate hedge		791	791		791
Employee benefit plans:
Net actuarial loss		(7,947)	(7,947)		(7,947)
Adjustments for items reclassified to earnings		2,444	2,444		2,444

Comprehensive income			106,969	2,330	109,299

Amortization of share-based incentive compensation	220,175		220,175		220,175
Distributions to members and noncontrolling interests, net	(69,948)		(69,948)	(12,036)	(81,984)
Deconsolidation of investment companies				(10,607)	(10,607)
Purchase of Lazard Ltd Class A common stock	(122,862)		(122,862)		(122,862)
Delivery of Class A common stock in connection with shared-based incentive compensation and related tax expense of $972	(41,658)		(41,658)		(41,658)
Business acquisitions and related equity transactions:
Class A common stock issued/issuable (including related amortization)	3,549		3,549		3,549
Other	(1,992)		(1,992)		(1,992)

Balance – September 30, 2012 (*)	$777,993	$(69,416)	$708,577	$83,610	$792,187

(*)	Includes 129,766,090 common membership interests at both January 1, 2012 and September 30, 2012. Also includes profit participation interests and two managing member interests at each such date.

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

Lazard Ltd indirectly held approximately 94.9% and 94.8% of all outstanding Lazard Group common membership interests as of September 30, 2012 and December 31, 2011, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group. LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by Lazard Group’s current and former managing directors, held approximately 5.1% and 5.2% of the outstanding Lazard Group common membership interests as of September 30, 2012 and December 31, 2011, respectively. Additionally, LAZ-MD Holdings was the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”) which provided LAZ-MD Holdings with approximately 5.1% and 5.2% of the voting power but no economic rights in Lazard Ltd as of September 30, 2012 and December 31, 2011, respectively. Subject to certain limitations, LAZ-MD Holdings, interests in Lazard Group are exchangeable for Lazard Ltd Class A common stock, par value $0.01 per share (“Class A common stock”).

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

LFB is a registered bank regulated by the Autoritè de Contrôle Prudentiel. It is engaged primarily in commercial and private banking services for clients and funds managed by Lazard Frères Gestion SAS (“LFG”) and other clients, investment banking activities, including participation in underwritten offerings of securities in France, asset–liability management and limited trading in securities and foreign exchange.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Basis of Presentation

The accompanying condensed consolidated financial statements of Lazard Group have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Group’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”). The accompanying December 31, 2011 condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that Lazard may undertake in the future, actual results may differ materially from the estimates. The consolidated results of operations for the three month and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for any future interim or annual period.

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

The Company’s “receivables” consist of receivables from fees, customers and other and related parties, net of an allowance for doubtful accounts.

Receivables are stated net of an estimated allowance for doubtful accounts of $22,324 and $19,450 at September 30, 2012 and December 31, 2011, respectively, for certain past due amounts and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. The Company recorded net bad debt expense of $1,553 and $2,701 for the three month and nine month periods ended September 30, 2012, respectively, and $1,445 and $4,875 for the three month and nine month periods ended September 30, 2011, respectively. In addition, the Company recorded charge-offs, foreign currency translation and other adjustments, which resulted in a net increase (decrease) to the allowance for doubtful accounts of $15 and $173 for the three month and nine month periods ended September 30, 2012, respectively, and $(513) and $(2,435) for the three month and nine month periods ended September 30, 2011, respectively. At September 30, 2012 and December 31, 2011, the Company had receivables deemed past due or uncollectible of $25,990 and $22,785, respectively.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

4.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Debt	$25,744	$24,068

Equities (a)	207,695	156,053

Other:
Interests in alternative asset management funds (a)	31,673	20,610
Fixed income funds (a)	38,592	21,008
Private equity	117,194	122,718
Equity method investments	6,736	11,053

	194,195	175,389

Total	427,634	355,510
Less:
Interest-bearing deposits (included in “debt” above)	552	2,834
Equity method investments	6,736	11,053

Investments, at fair value	$420,346	$341,623

Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$2,793	$4,282

(a)	Equities, interests in alternative asset management funds and fixed income funds include investments with fair values of $76,280, $3,577 and $21,856, respectively, at September 30, 2012 and $19,857, $2,256 and $5,212, respectively, at December 31, 2011, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“Lazard Fund Interests”) and other similar deferred compensation arrangements. Lazard Fund Interests represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds (see Notes 6 and 13 of Notes to Condensed Consolidated Financial Statements).

Debt securities primarily consist of seed investments in Asset Management products and non-U.S. government debt securities.

Equities primarily consist of (i) seed investments in Asset Management products, which in turn invest in marketable equity securities of large-, mid- and small-cap domestic, international and global companies and include investments in public and private asset management funds managed by LAM and (ii) amounts relating to Lazard Fund Interests discussed above.

Interests in alternative asset management funds primarily consist of general partner (“GP”) interests in various Lazard-managed alternative asset management funds.

Fixed income funds primarily consist of (i) seed investments in Asset Management products, which invest in fixed income securities and (ii) amounts relating to Lazard Fund Interests discussed above.

Private equity investments include those owned by Lazard and those consolidated but not owned by Lazard. Private equity investments owned by Lazard are primarily comprised of investments in private equity funds. Such

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies, (ii) Corporate Partners II Limited (“CP II”), a private equity fund targeting significant noncontrolling-stake investments in established public and private companies, (iii) Edgewater Growth Capital Partners III, L.P. (“EGCP III”), a private equity fund primarily making equity and buyout investments in lower middle market companies, (iv) Lazard Senior Housing Partners LP (“Senior Housing”), which targets controlling interests in companies and assets in the senior housing, extended-stay hotel and shopping center sectors, and (v) Lazard Australia Corporate Opportunities Fund 2 (“COF 2”), a Lazard-managed Australian private equity fund targeting Australasian mid-market investments.

Private equity investments consolidated but not owned by Lazard relate to the economic interests that are owned by the management team and other investors in the Edgewater Funds (“Edgewater”) which aggregated $19,734 and $18,502 at September 30, 2012 and December 31, 2011, respectively.

During the three month and nine month periods ended September 30, 2012 and 2011, the Company reported in “revenue-other” on its condensed consolidated statements of operations gross unrealized investment gains and losses pertaining to “trading” securities as follows:

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2012	2011	2012	2011
Gross unrealized investment gains	$3,256	$13	$1,619	$13
Gross unrealized investment losses	$–	$344	$–	$657

5.	FAIR VALUE MEASUREMENTS

Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

Level 1.	Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Lazard has the ability to access.

Level 2.	Assets and liabilities whose values are based on (i) quoted prices for similar assets or liabilities in an active market or quoted prices for identical or similar assets or liabilities in non-active markets, (ii) assets valued based on NAV or its equivalent redeemable at the measurement date or within the near term without redemption restrictions, or (iii) inputs other than quoted prices that are directly observable or derived principally from, or corroborated by, market data.

Level 3.	Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our own assumptions about the assumptions a market participant would use in pricing the asset or liability. Items included in Level 3 include securities or other financial assets whose volume and level of activity have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis, as well as assets valued based on NAV or its equivalent, but not redeemable within the near term as a result of redemption restrictions.

The Company’s investments in non-U.S. Government and other debt securities are considered Level 1 assets when their respective fair values are based on unadjusted quoted prices in active markets and are considered Level 2 assets when their fair values are primarily based on prices as provided by external pricing services.

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

The Company’s investments in fixed income funds are considered Level 1 assets when the fair values are primarily based on the reported closing price for the fund or Level 2 assets when the fair values are primarily based on NAV or its equivalent and are redeemable in the near future.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following tables present the categorization of investments and certain other assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 into the three-level fair value hierarchy in accordance with fair value measurement disclosure requirements:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt (excluding interest-bearing deposits)	$21,877	$3,315	$–	$25,192
Equities	170,043	37,456	196	207,695
Other (excluding equity method investments):
Interests in alternative asset management funds	–	28,238	3,435	31,673
Fixed income funds	35,460	3,132	–	38,592
Private equity	–	–	117,194	117,194
Derivatives	–	46	–	46

Total	$227,380	$72,187	$120,825	$420,392

Liabilities:
Securities sold, not yet purchased	$2,793	$–	$–	$2,793
Derivatives	–	101,238	–	101,238

Total	$2,793	$101,238	$–	$104,031

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt (excluding interest-bearing deposits)	$17,110	$4,124	$–	$21,234
Equities	115,380	37,332	3,341	156,053
Other (excluding equity method investments):
Interests in alternative asset management funds	–	13,569	7,041	20,610
Fixed income funds	17,689	3,319	–	21,008
Private equity	–	–	122,718	122,718
Derivatives	–	7,131	–	7,131

Total	$150,179	$65,475	$133,100	$348,754

Liabilities:
Securities sold, not yet purchased	$4,282	$–	$–	$4,282
Derivatives	–	30,572	–	30,572

Total	$4,282	$30,572	$–	$34,854

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the three month and nine month periods ended September 30, 2012 and 2011.

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the three month and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions		Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$191	$–	$–	$–		$5	$196
Interests in alternative asset management funds	4,616	18	–	(1,199)		–	3,435
Private equity	113,991	(522)	2,945	(348)		1,128	117,194

Total Level 3 Assets	$118,798	$(504)	$2,945	$(1,547)		$1,133	$120,825

	Nine Months Ended September 30, 2012
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions		Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$3,341	$5	$10	$(3,160)		$–	$196
Interests in alternative asset management funds	7,041	107	10	(3,723)		–	3,435
Private equity	122,718	11,828	5,697	(23,093)		44	117,194

Total Level 3 Assets	$133,100	$11,940	$5,717	$(29,976)		$44	$120,825

	Three Months Ended September 30, 2011
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions		Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$135	$–	$–	$–		$(9)	$126
Interests in alternative asset management funds	–	–	8,528	–		–	8,528
Private equity	174,704	(963)	17,158	(45,058	)(b)	(3,063)	142,778

Total Level 3 Assets	$174,839	$(963)	$25,686	$(45,058)		$(3,072)	$151,432

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

	Nine Months Ended September 30, 2011
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions		Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$316	$3	$–	$(195)		$2	$126
Interests in alternative asset management funds	–	–	8,528	–		–	8,528
Private equity	163,482	2,861	30,233	(54,218	)(b)	420	142,778

Total Level 3 Assets	$163,798	$2,864	$38,761	$(54,413)		$422	$151,432

(a) Earnings for the three month and nine month periods ended September 30, 2012 and the three month and nine month periods ended September 30, 2011 include net unrealized gains (losses) of $(460), $9,103, $(829) and $2,988, respectively.

(b) Sales/dispositions of private equity investments for the three month and nine month periods ended September 30, 2011 include $42,800 and $49,500, respectively, in connection with a reduction of interests in certain funds of Edgewater as such funds are no longer consolidated by Lazard.

Fair Value of Certain Investments Based on NAV—The Company’s Level 2 and Level 3 investments at September 30, 2012 and December 31, 2011 include certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value. Information with respect thereto was as follows:

	September 30, 2012
			% of	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments	Fair Value Not Redeemable	% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Equities	$36,559	$–	1%	0%	0%	1%	Quarterly	60 Days
Interests in alternative asset management funds	31,673	–	0%	0%	0%	0%	Quarterly	>90 Days
Fixed income funds	3,132	–	0%	0%	0%	0%	Monthly	60 Days
Private equity	115,571	34,047	100%	23%	35%	42%	NA	NA

Total	$186,935	$34,047

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

	December 31, 2011
			% of	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments	Fair Value Not Redeemable	% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Equities	$40,512	$–	2%	1%	0%	1%	Quarterly	60 Days
Interests in alternative asset management funds	20,600	–	0%	0%	0%	0%	Quarterly	>90 Days
Fixed income funds	3,319	–	0%	0%	0%	0%	Monthly	60 Days
Private equity	121,276	52,197	100%	33%	28%	39%	NA	NA

Total	$185,707	$52,197

See Note 4 of Notes to Condensed Consolidated Financial Statements for discussion of significant investment strategies of investments with values based on NAV.

Investment Capital Funding Commitments—At September 30, 2012, the current maximum unfunded commitments by the Company for capital contributions to investment funds related to (i) CP II, amounting to $2,124 for potential “follow-on investments” and/or for fund expenses through the earlier of February 25, 2017 or the liquidation of the fund, (ii) EGCP III, amounting to $23,776 through the earlier of October 12, 2016 (i.e., the end of the investment period) for investments and/or expenses (with a portion of the undrawn amount of such commitment as of that date remaining committed until October 12, 2023 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund and (iii) COF 2, amounting to $8,147, through the earlier of November 11, 2016 (i.e., the end of the investment period) for investments and/or fund expenses (with a portion of the undrawn amount of such commitment as of that date remaining committed until November 11, 2019 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund.

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

The tables below represent the fair values of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to Lazard Fund Interests and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 13 of Notes to Condensed Consolidated Financial Statements) on the accompanying condensed consolidated statements of financial condition as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Derivative Assets:
Forward foreign currency exchange rate contracts	$2	$4,245
Equity and fixed income swaps and other	44	2,886

Total	$46	$7,131

Derivative Liabilities:
Forward foreign currency exchange rate contracts	$5,089	$304
Interest rate swaps	242	277
Equity and fixed income swaps	4,854	91
Lazard Fund Interests and other similar deferred compensation arrangements	91,053	29,900

Total	$101,238	$30,572

Net gains (losses) with respect to derivative instruments (predominantly included in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to Lazard Fund Interests and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2012 and 2011, by type of derivative, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Forward foreign currency exchange rate contracts	$(3,377)	$6,541	$(1,248)	$(2,856)
Lazard Fund Interests and other similar deferred compensation arrangements	(4,728)	3,961	(4,639)	3,961
Equity and fixed income swaps and other	(6,710)	11,917	(12,654)	9,598

Total	$(14,815)	$22,419	$(18,541)	$10,703

7.	BUSINESS ACQUISITIONS

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

In connection with Lazard Group’s prior year business acquisitions, Lazard Group recorded related party payables of $3,695 at both September 30, 2012 and December 31, 2011 to subsidiaries of Lazard Ltd (see Note 16 of Notes to the Condensed Consolidated Financial Statements). Such amount will become members’ equity as the related shares of Class A common stock are issued. In the nine month period ended September 30, 2011, $56,210 of related party payables became members’ equity as a result of the issuance of 3,682,116 shares of Class A common stock (including 1,247,555 shares delivered from Class A common stock held by Lazard Group).

8.	PROPERTY-NET

At September 30, 2012 and December 31, 2011 property-net consists of the following:

	Estimated Depreciable Life in Years	September 30, 2012	December 31, 2011
Buildings	33	$163,234	$164,168
Leasehold improvements	2 - 20	182,070	159,191
Furniture and equipment	3 - 10	118,020	85,396
Construction in progress		25,828	26,347

Total		489,152	435,102
Less – Accumulated depreciation and amortization		272,740	266,673

Property-net		$216,412	$168,429

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at September 30, 2012 and December 31, 2011 are presented below:

	September 30,	December 31,
	2012	2011
Goodwill	$364,761	$356,657
Other intangible assets (net of accumulated amortization)	30,681	36,442

Total	$395,442	$393,099

At September 30, 2012 and December 31, 2011, goodwill of $300,220 and $292,116, respectively, was attributable to the Company’s Financial Advisory segment and, at such respective dates, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Changes in the carrying amount of goodwill for the nine month periods ended September 30, 2012, and 2011 are as follows:

	Nine Months Ended September 30,
	2012	2011
Balance, January 1	$356,657	$313,229
Business acquisitions, including, in the 2011 period, $39,654 of additional contingent consideration earned relating to prior year business acquisitions	4,272	42,566
Foreign currency translation adjustments	3,832	(4,874)

Balance, September 30	$364,761	$350,921

The gross cost and accumulated amortization of other intangible assets as of September 30, 2012 and December 31, 2011, by major intangible asset category, are as follows:

	September 30, 2012			December 31, 2011
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/performance fees	$30,740	$9,882	$20,858	$30,740	$7,122	$23,618
Management fees, customer relationships and non-compete agreements	33,035	23,212	9,823	32,624	19,800	12,824

Total	$63,775	$33,094	$30,681	$63,364	$26,922	$36,442

Amortization expense of intangible assets for the three month and nine month periods ended September 30, 2012 was $2,494 and $6,172, respectively, and for the three month and nine month periods ended September 30, 2011 was $1,716 and $4,896, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Future Amortization Expense (a)
2012 (October 1 through December 31)	$1,487
2013	9,029
2014	8,477
2015	6,642
2016	5,046

Total	$30,681

(a)	Approximately 45% of intangible asset amortization is attributable to a noncontrolling interest.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

10.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of September 30, 2012 and December 31, 2011:

	Initial Principal Amount		Annual Interest Rate	Outstanding As Of
		Maturity Date		September 30, 2012	December 31, 2011

Lazard Group 7.125% Senior Notes	$550,000	5/15/15	7.125%	$528,500	$528,500
Lazard Group 6.85% Senior Notes	600,000	6/15/17	6.85%	548,350	548,350
Lazard Group Credit Facility	150,000	9/25/15	0.90%	–	–

Total				$1,076,850	$1,076,850

On September 25, 2012, Lazard Group entered into a $150,000, three-year senior revolving credit facility with a group of lenders (the “Credit Facility”), which expires in September, 2015. The Credit Facility replaced a similar revolving credit facility which was terminated as a condition to effectiveness of the Credit Facility. Interest rates under the Credit Facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of September 30, 2012, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 0.90%. At September 30, 2012 and December 31, 2011, no amounts were outstanding under the Credit Facility or the prior revolving credit facility, respectively.

The Credit Facility contains customary terms and conditions, including certain financial covenants. In addition, the Credit Facility, as well as the indenture and the supplemental indentures relating to Lazard Group’s senior notes, contain certain covenants, events of default and other customary provisions, including, where applicable, a customary make-whole provision in the event of early redemption. As of September 30, 2012, the Company was in compliance with all of these provisions. All of the Company’s senior debt obligations are unsecured.

As of September 30, 2012, the Company had approximately $301,000 in unused lines of credit available to it, including the Credit Facility, and unused lines of credit available to LFB of approximately $91,000 (at September 30, 2012, exchange rates) and Edgewater of $55,000. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

The Company’s senior debt at September 30, 2012 and December 31, 2011 is recorded at historical amounts. At those dates, the fair value of such senior debt outstanding was approximately $1,208,000 and $1,138,000, respectively, and exceeded the aggregate carrying value by approximately $131,000 and $61,000, respectively. The fair value of the Company’s senior debt was estimated using a discounted cash flow analysis based on the Company’s current borrowing rates for similar types of borrowing arrangements or based on market quotations, where available. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value at both September 30, 2012 and December 31, 2011.

Subordinated Debt—On July 22, 2011, the Company repurchased its then outstanding $150,000 subordinated promissory note, at a cost, excluding accrued interest, of $131,829. Such repurchase resulted in a pre-tax gain of $18,171, which was recognized by the Company in the third quarter of 2011 and included in “revenue-other” on the accompanying condensed consolidated statement of operations.

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

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At September 30, 2012, LFB had approximately $5,000 of such indemnifications and held approximately $4,000 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the consolidated statement of financial condition.

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. Such commitments at September 30, 2012 aggregated approximately $22,000. These commitments have varying expiration dates and are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level. These commitments may not represent future cash requirements as they may expire without being drawn upon.

See Notes 5, 7 and 14 of Notes to Condensed Consolidated Financial Statements for information regarding commitments relating to investment capital funding commitments, business acquisitions and obligations to fund our pension plans, respectively.

The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, LFB enters into underwriting commitments in which it participates as a joint underwriter. The settlement of such transactions are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations. At September 30, 2012, LFB had no such underwriting commitments.

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

Issuance of Class A Common Shares—During the third quarter of 2011, Lazard Ltd issued an aggregate of 3,682,116 Class A common shares (including 1,247,555 shares delivered from Class A common stock held by Lazard Group) in connection with certain prior year business acquisitions.

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

During the nine month periods ended September 30, 2012 and 2011, Lazard Group distributed the following amounts to subsidiaries of Lazard Ltd and LAZ-MD Holdings (none of which related to tax distributions):

	Nine Months Ended September 30,
	2012	2011
Subsidiaries of Lazard Ltd	$66,219	$51,409
LAZ-MD Holdings	3,729	3,280

Total	$69,948	$54,689

Pursuant to the Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments, as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.

Exchange of Lazard Group Common Membership Interests— During the nine month periods ended September 30, 2012 and 2011, Lazard Ltd issued 191,701 and 738,655 shares of Class A common stock, respectively, in connection with the exchange of a like number of Lazard Group common membership interests (received from members of LAZ-MD Holdings in exchange for a like number of LAZ-MD Holdings exchangeable interests).

Share Repurchase Program—In February 2011, October 2011 and April 2012, the Board of Directors of Lazard Ltd authorized, on a cumulative basis, the repurchase of up to $250,000, $125,000 and $125,000, respectively, in aggregate cost of Class A common stock and Lazard Group common membership interests through December 31, 2012, December 31, 2013 and December 31, 2013, respectively. The Company’s prior share repurchase authorizations expired on December 31, 2009 and December 31, 2011. The Company expects that the share repurchase program, with respect to the Class A common stock, will continue to be used, among other ways, to offset a portion of the shares that have been or will be issued under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”). Pursuant to such authorizations, purchases have been made in the open market or through privately negotiated transactions. During the nine month period ended September 30, 2012, Lazard Group and subsidiaries of Lazard Ltd purchased 8,235,306 shares of Class A common stock, at an aggregate cost of $222,679 (no Lazard Group common membership interests were purchased during such nine month period).

As of September 30, 2012, $114,463 of the current aggregate share repurchase amount authorized as of such date remained available under the share repurchase program, all of which expires on December 31, 2013. In addition, under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of restricted stock units (“RSUs”), shares of Class A common stock may be withheld by the Company to cover the recipient’s estimated income tax liability (see Note 13 of Notes to Condensed Consolidated Financial Statements).

During the nine month period ended September 30, 2012, the Company had written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 in place, pursuant to which it effected stock repurchases through the open market.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

In October 2012, the Board of Directors of Lazard Ltd authorized the repurchase of up to an additional $200,000 in aggregate cost of Class A common stock and Lazard Group common membership interests through December 31, 2014. During the period October 1 through October 24, 2012, Lazard Group purchased 3,374,308 shares of Class A common stock, at an aggregate cost of $97,858 (including shares of Class A common stock received from members of LAZ-MD Holdings in exchange for a like number of LAZ-MD Holdings exchangeable interests). No Lazard Group common membership interests were purchased during such period. After giving effect to these purchases, and the additional share repurchase authorization described above, $216,605 of the current aggregate share repurchase amount authorized remained available under the share repurchase program as of October 24, 2012, $16,605 of which expires on December 31, 2013 and $200,000 of which expires on December 31, 2014.

Accumulated Other Comprehensive Income (Loss), Net of Tax (“AOCI”)—The components of AOCI at September 30, 2012 and December 31, 2011 are as follows:

	September 30,	December 31,
	2012	2011
Currency translation adjustments	$31,575	$16,958
Interest rate hedge	(2,766)	(3,557)
Employee benefit plans	(98,140)	(92,637)

Total AOCI	(69,331)	(79,236)
Less amount attributable to noncontrolling interests	85	16

Total Lazard Group AOCI	$(69,416)	$(79,252)

Noncontrolling Interests—Noncontrolling interests principally represent interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own.

The tables below summarize net income (loss) attributable to noncontrolling interests for the three month and nine month periods ended September 30, 2012 and 2011 and noncontrolling interests as of September 30, 2012 and December 31, 2011 as reflected in the Company’s accompanying condensed consolidated financial statements:

	Net Income (Loss) Attributable To Noncontrolling Interests
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Edgewater	$(1,704)	$587	$2,168	$7,492
Other	139	(362)	93	(475)

Total	$(1,565)	$225	$2,261	$7,017

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

	Noncontrolling Interests As Of
	September 30, 2012	December 31, 2011
Edgewater	$82,669	$91,713
Other	941	12,210

Total	$83,610	$103,923

13.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2005 Plan and 2008 Plan and activity with respect thereto during the nine month periods ended September 30, 2012 and 2011 is presented below.

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

The following is a summary of the impact of share-based incentive plans on “compensation and benefits” expense (with respect to RSUs and restricted stock awards) and “professional services” expense (with respect to deferred stock unit awards (“DSUs”)) within the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Share-based incentive awards:
RSUs	$65,952	$58,489	$211,271	$200,899
Restricted stock	1,659	374	7,538	9,373
DSUs	39	35	683	597

Total	$67,650	$58,898	$219,492	$210,869

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

RSUs issued subsequent to December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the nine month periods ended September 30, 2012 and 2011, dividend participation rights required the issuance of 479,958 and 251,146 RSUs, respectively.

Non-Executive members of the Board of Directors of Lazard Group (who are the same Non-Executive Directors of Lazard Ltd) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 49,982 and 26,859 DSUs granted during the nine month periods ended September 30, 2012 and 2011, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into Class A common stock at the time of cessation of service to the Board. DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock, and resulted in nominal cash payments for the nine month periods ended September 30, 2012 and 2011.

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the 2005 Plan in lieu of some or all of their cash fees. The number of DSUs that will be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. During the nine month periods ended September 30, 2012 and 2011, 7,988 and 5,371 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following is a summary of activity relating to RSUs and DSUs during the nine month periods ended September 30, 2012 and 2011:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2012	20,751,829	$36.84	140,660	$34.83
Granted (including 479,958 RSUs relating to dividend participation)	8,121,632	$27.56	57,970	$23.57
Forfeited	(401,065)	$35.49	–	–
Vested	(4,425,534)	$34.43	–	–

Balance, September 30, 2012	24,046,862	$34.16	198,630	$31.54

Balance January 1, 2011	22,108,635	$35.67	121,737	$34.46
Granted (including 251,146 RSUs relating to dividend participation)	6,764,420	$43.91	32,230	$37.06
Forfeited	(287,975)	$37.73	–	–
Vested	(7,848,744)	$39.21	(16,120)	$34.76

Balance, September 30, 2011	20,736,336	$36.99	137,847	$35.03

In connection with RSUs which vested during the nine month periods ended September 30, 2012 and 2011, the Company satisfied certain employees’ tax obligations in lieu of issuing 1,331,812 and 2,302,798 shares of Class A common stock in the respective periods. Accordingly, 3,093,722 and 5,545,946 shares of Class A common stock held by the Company were delivered during the respective periods. In addition, during the nine month period ended September 30, 2012, 42,432 shares of previously delivered Class A common stock were forfeited by certain former employees and returned to the Company.

As of September 30, 2012, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $257,000, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.2 years subsequent to September 30, 2012. The ultimate amount of such expense is dependent upon the actual number of RSUs that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the nine month periods ended September 30, 2012 and 2011:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2012	95,332	$37.63
Granted	577,323	$29.25
Forfeited	(21,178)	$29.51
Vested	(186,180)	$31.60

Balance, September 30, 2012	465,297	$30.02

Balance, January 1, 2011	95,332	$37.63
Granted	327,238	$43.70
Vested	(327,238)	$43.70

Balance, September 30, 2011	95,332	$37.63

In connection with shares of restricted Class A common stock that vested during the nine month periods ended September 30, 2012 and 2011, the Company satisfied certain employees’ tax obligations in lieu of delivering 28,129 and 68,866 shares of Class A common stock during the respective periods. Accordingly, 158,051 and 258,372 shares of Class A common stock held by the Company were delivered during the respective nine month periods.

The awards include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At September 30, 2012, unrecognized restricted stock expense was approximately $8,000, with such expense to be recognized over a weighted average period of approximately 1.8 years subsequent to September 30, 2012.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following is a summary of activity relating to Lazard Fund Interests and other similar deferred compensation arrangements during the nine month period ended September 30, 2012:

	Prepaid Compensation	Compensation Liability
Balance, January 1, 2012	$17,782	$29,900
Granted	64,658	64,658
Settled	–	(8,640)
Forfeited	(1,607)	(1,706)
Amortization (including grants of awards to retirement-eligible recipients)	(24,508)	–
Increase in fair value related to:
Change in fair value of underlying investments	–	4,639
Adjustment for estimated forfeitures	–	2,202
Other	101	–

Balance, September 30, 2012	$56,426	$91,053

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.8 years subsequent to September 30, 2012.

The following is a summary of the impact of Lazard Fund Interests and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization, after impact of forfeitures	$9,626	$2,480	$26,611	$7,534
Change in fair value of underlying investments	4,728	(3,961)	4,639	(3,961)

Total	$14,354	$(1,481)	$31,250	$3,573

14.	EMPLOYEE BENEFIT PLANS

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

Employer Contributions to Pension Plans—The Company’s funding policy for its U.S. and non-U.S. pension plans is to fund when required or when applicable upon an agreement with the plans’ Trustees. Management also evaluates from time to time whether to make voluntary contributions to the plans. The Company made a contribution to the U.S. pension plans during the nine month period ended September 30, 2012 of approximately $700.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

On April 30, 2012, the Company and the Trustees of the U.K. pension plans concluded the December 31, 2010 triennial valuations of the plans. In connection with such valuations and a previously negotiated agreement with the Trustees, the Company and the Trustees agreed upon pension funding terms (the “agreement”) (which superseded the terms of an agreement reached in June 2009 with respect to the previous triennial valuation as of December 31, 2007) whereby the Company: (i) made a contribution in December 2011 to the plans of 2.3 million British pounds ($3,687 at December 31, 2011 exchange rates) from a previously established escrow account, (ii) will make contributions of 1 million British pounds during each year from 2012 through 2020 inclusive and (iii) amended the previous escrow arrangement into an account security arrangement covering 10.2 million British pounds, committing to make annual contributions of 1 million British pounds into such account security arrangement during each year from 2014 through 2020. It was further agreed that, to the extent that the value of the plans’ assets falls short of the funding target for June 1, 2020 that has been agreed upon with the Trustees, the assets from the account security arrangement would be released into the plans at that date. Additionally, the Company agreed to fund the expenses of administering the plans, including certain regulator levies and the cost of other professional advisors to the plans. The terms of the agreement are subject to adjustment based on the results of subsequent triennial valuations. The aggregate amount in the account security arrangement at September 30, 2012 of approximately $16,500 has been recorded in “cash deposited with clearing organizations and other segregated cash” on the accompanying condensed consolidated statement of financial condition. Income on the escrow balance accretes to the Company and is recorded in interest income.

During the nine month period ended September 30, 2012, the Company contributed 1 million British pounds ($1,577 at September 30, 2012 exchange rates) to these U.K. pension plans, and no contributions were made to other non-U.S. pension plans.

The following table summarizes the components of net periodic benefit cost for the three month and nine month periods ended September 30, 2012 and 2011:

	Pension Plans		Post-Retirement Medical Plans
	Three Months Ended September 30,
	2012	2011	2012	2011
Components of Net Periodic Benefit Cost:
Service cost	$166	$163	$15	$18
Interest cost	6,862	7,242	53	70
Expected return on plan assets	(6,637)	(7,763)	–	–
Amortization of:
Prior service cost	668	756	–	–
Net actuarial loss	412	65	–	–

Net periodic benefit cost	$1,471	$463	$68	$88

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

	Pension Plans		Post-Retirement Medical Plans
	Nine Months Ended September 30,
	2012	2011	2012	2011
Components of Net Periodic Benefit Cost:
Service cost	$504	$495	$45	$52
Interest cost	20,649	21,401	158	209
Expected return on plan assets	(19,931)	(23,029)	–	–
Amortization of:
Prior service cost	2,056	2,258	–	–
Net actuarial loss	1,243	194	–	–
Settlement loss (a)	886	–	–	–

Net periodic benefit cost	$5,407	$1,319	$203	$261

(a) During the nine month period ended September 30, 2012, the Company’s pension plans in the U.S. made lump sum benefit payments in excess of the plans’ annual service and interest costs, which, under U.S. GAAP, requires that the plans’ obligations and assets be remeasured. The remeasurement of the plans resulted in the recognition of actuarial losses totaling $1,935 recorded in “other comprehensive income (loss), net of tax” (“OCI”), which, after recording a settlement loss of $886 recognized in “compensation and benefits” expense, resulted in a net charge to OCI of $1,049.

15.	INCOME TAXES

Although a portion of Lazard Group’s income is subject to U.S. federal income taxes, Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As result, Lazard Group’s income from its U.S. operations is generally not subject to U.S. federal income taxes because such income is attributable to the partners. In addition, Lazard Group is subject to New York City Unincorporated Business Tax (“UBT”), which is attributable to Lazard Group’s operations apportioned to New York City. UBT is incremental to the U.S. federal statutory tax rate. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes.

The Company recorded income tax provisions of $10,769 and $26,138 for the three month and nine month periods ended September 30, 2012, respectively, and $12,880 and $36,986 for the three month and nine month periods ended September 30, 2011, respectively, representing effective tax rates of 22.7%, 20.8%, 14.2% and 14.5%, respectively. The difference between the U.S. federal statutory rate of 35.0% and the effective tax rates described above principally relates to (i) Lazard Group primarily operating as a limited liability company in the U.S. and (ii) U.S. state and local taxes (primarily UBT), which are incremental to the U.S. federal statutory tax rate.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

16.	RELATED PARTIES

Amounts receivable from, and payable to, related parties are set forth below:

	September 30, 2012	December 31, 2011
Receivables
Lazard Ltd subsidiaries	$199,668	$186,239
LFCM Holdings	7,037	14,790
Other	3,865	3,711

Total	$210,570	$204,740

Payables
Lazard Ltd subsidiaries	$216,058	$126,875
LFCM Holdings	2,290	2,060
Other	747	1,225

Total	$219,095	$ 130,160

Lazard Ltd Subsidiaries

Lazard Group’s receivables from subsidiaries of Lazard Ltd at September 30, 2012 and December 31, 2011 include interest-bearing loans of $196,998 and $186,078, respectively, including accrued interest thereon. Interest income relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $2,960 and $8,420 for the three month and nine month periods ended September 30, 2012, respectively, and $1,911 and $5,641 for the three month and nine month periods ended September 30, 2011, respectively.

As of both September 30, 2012 and December 31, 2011, Lazard Group’s payables to subsidiaries of Lazard Ltd includes $3,695 in connection with Lazard Group’s prior year business acquisitions (see Note 7 of Notes to Condensed Consolidated Financial Statements). In addition, as of September 30, 2012 and December 31, 2011, Lazard Group’s payables to subsidiaries of Lazard Ltd include interest-bearing loans, plus accrued interest thereon, of approximately $212,000 and $123,000, respectively. Such amount at September 30, 2012 includes approximately $86,000 resulting from the sale in the first quarter of 2012 of an interest-bearing intercompany receivable due from a Lazard Group subsidiary to a Lazard Ltd subsidiary, which was sold at a discount to reflect arm’s-length terms, resulting in a loss to Lazard Group of $5,638. Interest expense relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $2,381 and $7,497 for the three month and nine month periods ended September 30, 2012, respectively, and $1,013 and $3,035 for the three month and nine month periods ended September 30, 2011, respectively.

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

For the three month and nine month periods ended September 30, 2012, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $666 and $2,181, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $182 and $4,548, respectively. For the three month and nine month periods ended September 30, 2011, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $596 and $1,788, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $5,927 and $19,074, respectively. Amounts relating to the administrative services agreement are reported as reductions to operating expenses. Net referral fees for underwriting transactions under the business alliance agreement are reported in “revenue-other”. Net referral fees for private placement, M&A and restructuring transactions under the business alliance agreement are reported in advisory fee revenue.

Receivables from LFCM Holdings and its subsidiaries as of September 30, 2012 and December 31, 2011 include $2,363 and $11,862, respectively, related to administrative and support services, and other receivables which include sublease income and reimbursement of expenses incurred on behalf of LFCM Holdings, and $4,674 and $2,928, respectively, related to referral fees for underwriting and private placement transactions. Payables to LFCM Holdings and its subsidiaries at September 30, 2012 and December 31, 2011 consist of $2,290 and $2,060, respectively, principally relating to certain advances and referral fees for Financial Advisory transactions.

Other

Other receivables and payables at September 30, 2012 and December 31, 2011 primarily relate to referral fees for restructuring and M&A transactions with MBA Lazard Holdings S.A. and its affiliates, an Argentina-based group in which the Company has a 50% ownership interest, and a related party loan.

LAZ-MD Holdings

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the three month and nine month periods ended September 30, 2012, such charges amounted to $188 and $563, respectively. For the three month and nine month periods ended September 30, 2011, such charges amounted to $188 and $563, respectively.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

17.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. At September 30, 2012, LFNY’s regulatory net capital was $123,097, which exceeded the minimum requirement by $119,424.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Services Authority. At September 30, 2012, the aggregate regulatory net capital of the U.K. Subsidiaries was $107,795, which exceeded the minimum requirement by $89,602.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel for its banking activities conducted through its subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), are subject to regulation and supervision by the Autorité des Marchés Financiers. At September 30, 2012, the consolidated regulatory net capital of CFLF was $173,924, which exceeded the minimum requirement set for regulatory capital levels by $79,308.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At September 30, 2012, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $116,764, which exceeded the minimum required capital by an aggregate of $88,166.

At September 30, 2012, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

Lazard Ltd had been subject to supervision by the SEC as a Supervised Investment Bank Holding Company (“SIBHC”). As a SIBHC, Lazard Ltd was subject to group-wide supervision, which required it to compute allowable capital and risk allowances on a consolidated basis. However, pursuant to Section 617 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the SEC’s SIBHC program was eliminated on July 21, 2011. Pursuant to relevant rules in the European Union, which we are examining, LFB, as a European credit institution, is required to be supervised on a consolidated basis by another regulatory body, either in the U.S., by the Board of Governors of the Federal Reserve, or the European Union. The Dodd-Frank Act and the rules and regulations that may be adopted thereunder (including regulations that have not yet been proposed) could have other effects on us. We continue to monitor the process as such rules are proposed and adopted.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The Company’s segment information for the three month and nine month periods ended September 30, 2012 and 2011 is prepared using the following methodology:

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

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Financial Advisory
	Net Revenue	$219,973	$253,585	$739,793	$731,621
	Operating Expenses	212,449	213,614	693,546	641,397

	Operating Income	$7,524	$39,971	$46,247	$90,224

Asset Management
	Net Revenue	$221,516	$219,077	$647,096	$690,785
	Operating Expenses	160,883	156,709	477,989	466,827

	Operating Income	$60,633	$62,368	$169,107	$223,958

Corporate
	Net Revenue	$(12,178)	$(7,339)	$(40,113)	$(41,158)
	Operating Expenses	8,479	4,224	49,709	17,900

	Operating Loss	$(20,657)	$(11,563)	$(89,822)	$(59,058)

Total
	Net Revenue	$429,311	$465,323	$1,346,776	$1,381,248
	Operating Expenses	381,811	374,547	1,221,244	1,126,124

	Operating Income	$47,500	$90,776	$125,532	$255,124

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

	As Of
	September 30, 2012	December 31, 2011
Total Assets
Financial Advisory	$760,366	$767,699
Asset Management	487,635	583,524
Corporate	1,897,561	1,686,230

Total	$3,145,562	$3,037,453

19.	SUBSEQUENT EVENT

In October 2012, the Company announced a number of cost saving initiatives relating to the Company’s operations. The Company expects associated pre-tax implementation expenses to range between $110,000 and $130,000, primarily consisting of compensation expense. The Company expects to recognize a significant majority of the expense in the fourth quarter of 2012 and the remainder in the first half of 2013. Approximately 75% of the implementation expenses are expected to be paid in cash.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Group’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”). All references to “2012”, “2011”, “third quarter”, “nine months” or “the period” refer to, as the context requires, the three month and nine month periods ended September 30, 2012 and September 30, 2011.

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

Our consolidated net revenue was derived by our segments as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Financial Advisory	51%	55%	55%	53%
Asset Management	52	47	48	50
Corporate	(3)	(2)	(3)	(3)

Total	100%	100%	100%	100%

We also invest our own capital from time to time, generally alongside capital of qualified institutional and individual investors in alternative investments or private equity investments, and, since 2005, we have engaged in a number of alternative investments and private equity activities, including investments through (i) the Edgewater Funds (“Edgewater”), our Chicago-based private equity firm, (ii) Lazard Australia Corporate Opportunities Fund 2 (“COF 2”), a Lazard-managed Australian private equity fund targeting Australasian mid-market investments, (iii) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies, (iv) Corporate Partners II Limited (“CP II”), a private equity fund targeting significant non-controlling investments in established public and private companies and (v) Lazard Senior Housing Partners LP (“Senior Housing”), which acquires companies and assets in the senior housing, extended stay and shopping center sectors. We may explore and discuss opportunities to expand the scope of our alternative investment and private equity activities in Europe, the U.S. and elsewhere. These opportunities could include internal growth of new funds and direct investments by us, partnerships or strategic relationships, investments with third parties or acquisitions of existing funds or management companies. Also, consistent with our obligations to LFCM Holdings LLC (“LFCM Holdings”), we may explore discrete capital markets opportunities.

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

Overall, global equity market indices at September 30, 2012 increased when compared to such indices at December 31, 2011, including increases in most of the indices during the third quarter of 2012. On an industry-wide basis, during the first nine months of 2012, M&A activity has generally decreased as compared to the corresponding period in 2011. The announced value and number of global M&A transactions decreased in the first nine months of 2012 as compared to the corresponding period in 2011. Restructuring volume declined in the third quarter of 2012, as compared to the corresponding period in 2011, despite an increase in the number of corporate defaults.

Entering the fourth quarter of 2012, interest rates remain low and corporate cash balances remain high. Macroeconomic conditions remain uncertain, however, especially with respect to Europe. The breadth of our businesses has mitigated the impact of the European financial crisis. Although European M&A activity has declined in the third quarter of 2012 and affected our Financial Advisory business, we believe other advisory opportunities, including opportunities for our Restructuring, Debt Advisory, and Sovereign Advisory businesses, have offset the slowdown. In our Asset Management business, most of LAM’s European clients are invested with LAM primarily outside of Europe. Those who are invested in Europe are investing primarily in European fixed income, which has not had a significant impact on our Asset Management business. Nonetheless, the business situation in Europe remains challenging.

We intend to leverage our existing infrastructure to capitalize on any global macroeconomic recovery, any upturn in the M&A cycle, and any momentum in the global equity markets. We expect to generate revenue growth by remaining adequately staffed to capitalize on any macroeconomic recovery and deploying our intellectual capital to generate new revenue streams. We also remain focused on expense management and, in October 2012, announced a number of cost saving initiatives relating to our operations. See “October 2012 Cost Saving Initiatives” below and Note 19 of Notes to Condensed Consolidated Financial Statements.

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•

Financial Advisory – In the near- to mid-term, we expect that the U.S. macroeconomic environment likely will be the strongest of the developed economies. Certain legal decisions in the U.S. reinforce the importance of independent advice, and the global scale and breadth of our Financial Advisory business allows us to advise on large, complex cross-border transactions across a variety of industries. We continue to develop our range of advisory capabilities. In Europe, we believe our Restructuring, Debt Advisory, Capital Markets Advisory and Sovereign Advisory businesses have positive growth prospects. In addition, we believe our businesses throughout the emerging markets, Japan and Australia position us for growth in these markets, while strengthening and distinguishing our relationships with clients in developed economies. We recently integrated our Brazilian operations based in São Paulo. We also created Lazard Africa to leverage our sovereign and corporate expertise in the rapidly growing region, for our clients in both developed and developing countries.

•

Asset Management – Despite turbulent markets, we have recently seen investor demand across regions and investment platforms. In the short to intermediate term, we expect most of our growth will come from defined benefit and defined contribution plans in the developed economies because of their sheer scope and size. Over the longer term, we expect an increasing share of our AUM to come from the developing economies in Asia, Latin America and the Middle East, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Our global footprint is already well established in the developed economies and we expect our business in the developing economies will continue to expand. Given our globally diversified platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from growth that may occur in the asset management industry. We recently extended the global footprint of our Asset Management business by opening a new office in Zurich. We are continually developing and seeding new investment strategies that extend our existing platforms. Recent examples of growth initiatives include the following investment strategies: Emerging Market Debt, Core Emerging Markets, Real Estate, Managed Volatility Strategies, Multistrategy products and Global Trend.

We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all potentially applicable factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. See the section entitled “Risk Factors” in our Form 10-K. Furthermore, net income and revenue in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter. Overall, we continue to focus on the development of our business in this environment, including the generation of stable revenue and earnings growth and stockholder returns during periods of macroeconomic volatility, the prudent management of our costs and expenses, the efficient use of our capital and the return of cash to our stockholders.

Certain data with respect to our Financial Advisory and Asset Management businesses are included below.

Financial Advisory

As reflected in the following table, which sets forth industry statistics for the third quarter and first nine months of 2012 and 2011 regarding the value and number of global and Trans-Atlantic completed and announced M&A transactions, the value and number of such transactions in the 2012 periods generally decreased compared to the corresponding prior year periods, reflecting transactions with generally lower average values.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Incr / (Decr)	2012	2011	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
Global:
Value	$447	$547	(18)%	$1,371	$1,850	(26)%
Number	6,396	7,633	(16)%	20,494	23,704	(14)%
Trans-Atlantic:
Value	$45	$53	(15)%	$91	$159	(43)%
Number	283	352	(20)%	839	998	(16)%
Announced M&A Transactions:
Global:
Value	$554	$552	—%	$1,648	$1,917	(14)%
Number	8,763	9,968	(12)%	27,320	31,309	(13)%
Trans-Atlantic:
Value	$34	$40	(15)%	$172	$139	24%
Number	321	388	(17)%	994	1,159	(14)%

Source:	Thomson Reuters as of October 24, 2012.

Global restructuring activity during the first nine months of 2012, as measured by the value of debt defaults, decreased from the corresponding period in 2011. However, the number of issuers defaulting increased to 46 in the nine month period of 2012, according to Moody’s Investors Service, Inc., as compared to 17 in the corresponding period of 2011, with approximately one-half of such activity occurring in the first quarter of each respective year. Our Restructuring activities include advising companies on matters relating to debt restructurings, refinancings and other on- and off-balance sheet assignments, and our assignments are generally executed over a six- to eighteen-month period.

Fees related to our Sovereign Advisory activities are included in M&A and Strategic Advisory revenue.

Asset Management

As shown in the table below, major equity market indices at September 30, 2012 generally increased when compared to such indices at September 30, 2011, December 31, 2011 and June 30, 2012.

	Percentage Changes September 30, 2012 vs.
	June 30, 2012	December 31, 2011	September 30, 2011
MSCI World Index	7%	12%	20%
CAC 40	5%	6%	13%
DAX	13%	22%	31%
FTSE 100	3%	3%	12%
TOPIX 100	(5)%	2%	(2)%
MSCI Emerging Market	7%	9%	13%
Dow Jones Industrial Average	4%	10%	23%
NASDAQ	6%	20%	26%
S&P 500	6%	15%	27%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM and the nature of the product mix. Accordingly, market movements, foreign currency volatility and changes in our AUM product mix will impact the level of revenues we receive from our Asset Management business. A substantial portion of our AUM is invested in equities, and market movements reflected in the changes in Lazard’s AUM during the period generally reflect the changes in global market indices. While our AUM at September 30, 2012 increased 14% versus AUM at December 31, 2011 (primarily reflecting market appreciation), our average AUM for the third quarter of 2012 increased 5% as compared to the corresponding period of 2011, and, for the nine month period of 2012, decreased 0.4% as compared to our average AUM for the corresponding period of 2011. The changes in the levels of average AUM, as well as the AUM product mix, contributed to the changes in management fee revenue in the 2012 periods when compared to the corresponding periods in 2011.

October 2012 Cost Saving Initiatives

On October 25, 2012, we announced a number of cost saving initiatives to reduce our expenses. These initiatives include streamlining our corporate structure and consolidating support functions; realigning our investments into areas with potential for the greatest long-term return; and creating greater flexibility to retain and attract the best people and invest in new growth areas. We expect these initiatives will result in improved profitability with minimal impact on revenue growth. Our objective is for the majority of these initiatives to be completed in the fourth quarter of 2012, and to result in approximately $125 million in annual expense savings. We expect at least two-thirds of the expense savings to be realized in 2013, and we expect the full impact of the expense savings to be realized in 2014. Approximately $85 million of the expense savings relates to compensation expense and approximately $40 million relates to non-compensation expense. We expect pre-tax implementation expenses to range between $110 million and $130 million and to primarily consist of compensation expense. We expect to recognize a significant majority of these expenses in the fourth quarter of 2012 and the remainder in the first half of 2013. Approximately 75% of the implementation expenses are expected to be paid in cash.

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

Lazard’s Asset Management segment principally includes LAM, LFG and Edgewater. Asset Management net revenue is derived from fees for investment management and advisory services provided to institutional and private clients. As noted above, the main driver of Asset Management net revenue is the level and product mix of AUM, which is generally influenced by the performance of the global equity markets and, to a lesser extent, fixed income markets and Lazard’s investment performance, which impacts its ability to successfully attract and retain assets. As a result, fluctuations (including timing thereof) in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. Asset Management fees are generally based on the level and product mix of AUM measured daily, monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations, currency fluctuations, changes in product mix, net client asset flows or otherwise, will result in a corresponding increase or decrease in management fees. The majority of our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In addition, as Lazard’s AUM includes significant amounts of assets that are denominated in currencies other than U.S. Dollars, changes in the value of the U.S. Dollar relative to foreign currencies will impact the value of Lazard’s AUM. Fees vary with the type of assets managed and the vehicle in which they are managed, with higher fees earned on equity assets, alternative investments (such as hedge funds) and private equity investments, and lower fees earned on fixed income and cash management products.

The Company earns performance-based incentive fees on various investment products, including traditional products and alternative investment funds such as hedge funds and private equity funds.

For hedge funds, incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks or thresholds. The Company records incentive fees on traditional products and hedge funds at the end of the relevant performance measurement period, when potential uncertainties regarding the ultimate realizable amounts have been determined. The incentive fee measurement period is generally an annual period (unless an account terminates during the year). These incentive fees received at the end of the measurement period are not subject to reversal or payback. Incentive fees on hedge funds generally are subject to loss carryforward provisions in which losses incurred by the hedge funds in any year are applied against certain future period net appreciation before any incentive fees can be earned.

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

Corporate segment net revenue consists primarily of investment gains and losses on the Company’s “seed investments” in LAM equity and fixed income funds, principal investments in equities and alternative asset management funds and “equity method” investments, as well as gains and losses on the extinguishment of debt

(to the extent applicable), interest income and interest expense. Corporate net revenue also can fluctuate due to changes in the fair value of investments classified as “trading”, as well as due to changes in interest and currency exchange rates and in the levels of cash, investments and indebtedness. The Company holds no “available-for-sale” or “held-to-maturity” investments.

Although Corporate segment net revenue during the first nine months of 2012 represented (3)% of Lazard’s net revenue, total assets in the Corporate segment represented 60% of Lazard’s consolidated total assets as of September 30, 2012, which is attributable to investments in government bonds and money market funds, fixed income funds, alternative asset management funds and other securities, private equity investments, cash and LFB’s assets.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of previously granted deferred incentive compensation awards (see Note 13 of Notes to Condensed Consolidated Financial Statements) including (a) share-based incentive compensation under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”) and (b) Lazard Fund Interests awards and other similar deferred compensation arrangements (see Note 13 of Notes to Condensed Consolidated Financial Statements), (iii) a provision for discretionary or guaranteed cash bonuses and profit pools, and (iv) when applicable, severance payments. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our operating and financial performance, staffing levels, competitive pay conditions and the nature of revenues earned, as well as the mix between current and deferred compensation.

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

Compensation and benefits expense is the largest component of our operating expenses. Our goal is for awarded compensation and benefits expense to rise at a slower rate than operating revenue growth, and if operating revenue declines, awarded compensation and benefits expense should also decline. In addition, we seek to maintain discipline with respect to deferred compensation. Based on a similar mix of revenues from our business as today and a gradual improvement in the macroeconomic environment, we believe that over the cycle we can attain a ratio of awarded compensation and benefits expense to operating revenue in the mid-to-high-50s percentage range, which compares to 61.5% for the year ended December 31, 2011. While we have begun to implement initiatives, including the cost saving initiatives announced in October 2012 (see “October 2012 Cost Saving Initiatives” above and Note 19 of Notes to Condensed Consolidated Financial Statements), that we believe will assist us in achieving a ratio within this range, there can be no guarantee that such a ratio will be achieved or that our policies or initiatives will not change in the future. We may benefit from pressure on compensation costs within the financial services industry in future periods, but increased competition for senior professionals, changes in the macroeconomic environment or the financial markets generally, lower operating revenue, changes in the mix of revenues from our businesses or various other factors could prevent us from achieving this goal.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)

Net Revenue	$429,311	$465,323	$1,346,776	$1,381,248

Operating Expenses:
Compensation and benefits	283,805	273,518	905,488	829,989
Non-compensation	95,512	99,313	309,584	291,239
Amortization of intangible assets related to acquisitions	2,494	1,716	6,172	4,896

Total operating expenses	381,811	374,547	1,221,244	1,126,124

Operating Income	47,500	90,776	125,532	255,124
Provision for income taxes	10,769	12,880	26,138	36,986

Net Income	36,731	77,896	99,394	218,138
Less – Net Income (Loss) Attributable to Noncontrolling Interests	(1,565)	225	2,261	7,017

Net Income Attributable to Lazard Group	$38,296	$77,671	$97,133	$211,121

Operating Income, As A % Of Net Revenue	11.1%	19.5%	9.3%	18.5%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Operating Revenue
Total revenue	$452,350	$488,500	$1,415,624	$1,453,078
Add (deduct):
LFB interest expense (a)	(332)	(778)	(1,207)	(2,812)
Revenue related to noncontrolling interests (b)	(1,193)	(3,057)	(10,141)	(14,345)
Gain on the repurchase of subordinated promissory note (c)	–	(18,171)	–	(18,171)
(Gains) losses on investments pertaining to Lazard Fund Interests (d)	(4,728)	3,961	(4,639)	3,961

Operating revenue	$446,097	$470,455	$1,399,637	$1,421,711

(a)	Interest expense incurred by LFB is reported as a charge in determining operating revenue because LFB is a commercial bank and we consider its interest expense to be a cost directly related to the revenues of its business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded because the Company has no economic interest in such amount.

(c)	Gain related to the repurchase of the Company’s subordinated promissory note is excluded because of the non-operating nature of such transaction.
(d)	Changes in the fair value of investments held in connection with Lazard Fund Interests and other similar deferred compensation arrangements that correspond to changes in the value of the related compensation liability, which is recorded within compensation and benefits expense, are excluded.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Adjusted Compensation and Benefits Expense
Total compensation and benefits expense	$283,805	$273,518	$905,488	$829,989
Add (deduct):
Noncontrolling interests (a)	(1,020)	(837)	(3,110)	(2,749)
(Charges) credits pertaining to Lazard Fund Interests (b)	(4,728)	3,961	(4,639)	3,961
Costs related to staff reductions (c)	–	–	(21,754)	–

Adjusted compensation and benefits expense	$278,057	$276,642	$875,985	$831,201

Adjusted compensation and benefits expense, as a % of Operating Revenue	62.3%	58.8%	62.6%	58.5%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because, as is the case with operating revenue, the Company has no economic interest in such amounts.
(b)	Changes in fair value of the derivative compensation liability recorded in connection with Lazard Fund Interests and other similar deferred compensation arrangements are excluded because such amounts correspond to the change in the fair value of the underlying investments, which are excluded from operating revenue.
(c)	Severance costs and benefit payments associated with staff reductions, including the acceleration of unrecognized amortization expense of deferred incentive compensation previously granted to individuals being terminated, are excluded to enhance comparability of adjusted compensation and benefits expense relative to operating revenue between present, historical and future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Adjusted Non-Compensation Expense
Total non-compensation expense	$95,512	$99,313	$309,584	$291,239
Deduct:
Noncontrolling interests (a)	(655)	(780)	(1,954)	(1,438)
Costs related to staff reductions (b)	–	–	(2,905)	–

Adjusted non-compensation expense	$94,857	$98,533	$304,725	$289,801

Adjusted non-compensation expense, as a % of Operating Revenue	21.3%	20.9%	21.8%	20.4%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because, as is the case with operating revenue, the Company has no economic interest in such amounts.
(b)	Non-compensation costs associated with staff reductions are excluded to enhance comparability of adjusted non-compensation expense relative to operating revenue between present, historical and future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Earnings From Operations
Operating revenue	$446,097	$470,455	$1,399,637	$1,421,711
Deduct:
Adjusted compensation and benefits expense	(278,057)	(276,642)	(875,985)	(831,201)
Adjusted non-compensation expense	(94,857)	(98,533)	(304,725)	(289,801)

Earnings from operations	$73,183	$95,280	$218,927	$300,709

Earnings from operations, as a % of Operating Revenue	16.4%	20.3%	15.6%	21.2%

Certain additional key ratios and headcount information are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
As a % of Net Revenue, by Revenue Category:
Investment banking and other advisory fees	51%	53%	54%	52%
Money management fees	50	46	46	48
Interest income	1	1	1	1
Other	3	5	4	5
Interest expense	(5)	(5)	(5)	(6)

Net revenue	100%	100%	100%	100%

	As Of
	September 30, 2012	December 31, 2011	September 30, 2011
Headcount:
Managing Directors:
Financial Advisory	155	140	140
Asset Management	76	71	70
Corporate	13	11	10
Other Employees:
Business segment professionals	1,140	1,092	1,068
All other professionals and support staff	1,197	1,197	1,164

Total	2,581	2,511	2,452

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

Three Months Ended September 30, 2012 versus September 30, 2011

The Company reported net income attributable to Lazard Group in the 2012 period of $38 million, as compared to net income of $78 million in the 2011 period. The changes in the Company’s operating results during these periods are described below.

Net revenue in the 2012 period decreased $36 million, or 8%, with operating revenue decreasing $24 million, or 5%, respectively, as compared to the 2011 period. Fee revenue from investment banking and other advisory activities decreased $30 million, or 12%, primarily due to a $28 million, or 14%, decline in M&A and Strategic Advisory fee revenue. This decrease primarily resulted from lower average fees for assignments with fees greater than $1 million. Money management fees increased $2 million, or 1%, during the 2012 period primarily due to an $8 billion, or 5%, increase in average AUM, generally reflecting market appreciation, offset by a shift in the product mix of AUM. In the aggregate, interest income, other revenue and interest expense contributed to a decrease in net revenue of $8 million as compared to the corresponding period in 2011, primarily due to an $18 million gain on extinguishment of debt in the 2011 period, and a decrease in referral fees from LFCM Holdings in the 2012 period, with such items partially offset by net investment gains in the 2012 period.

Compensation and benefits expense increased $10 million, or 4%, in the 2012 period as compared to the corresponding prior year period. Adjusted compensation and benefits expense (which excludes certain items, and which we believe allows for improved comparability between interim periods, as described above) was substantially unchanged when compared to the 2011 period. The ratio of adjusted compensation and benefits expense to operating revenue was 62.3% for the 2012 period, versus 58.8% and 61.7% for the third quarter and full year of 2011, respectively. The ratio in the 2012 period was negatively impacted by higher amortization of deferred incentive compensation awards as described in more detail in the discussion below regarding year-to-date results. Further, as described above, when analyzing compensation and benefits expense on a full year basis, we believe that awarded compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years.

Non-compensation expense in the 2012 period decreased $4 million, or 4%, as compared to the corresponding period in 2011. When excluding non-compensation costs relating to noncontrolling interests, adjusted non-compensation expense in the third quarter of 2012 also decreased $4 million, or 4%, driven primarily by lower professional fees. The ratio of adjusted non-compensation expense to operating revenue was 21.3% in the 2012 period versus 20.9% for the corresponding period in 2011.

Amortization of intangible assets was substantially unchanged versus the 2011 period.

Operating income in the 2012 period decreased $43 million, or 48%, as compared to operating income in the 2011 period. Operating income, as a percentage of net revenue, was 11.1% as compared to 19.5% in the 2011 period. Earnings from operations decreased 23% as compared to the 2011 period, and, as a percentage of operating revenue, was 16.4% as compared to 20.3% in the 2011 period.

The provision for income taxes decreased $2 million, or 16%, as compared to the 2011 period, and reflected an effective tax rate of 22.7% versus 14.2% for the 2011 period.

Net income (loss) attributable to noncontrolling interests was $(2) million and $0.2 million in the 2012 and 2011 periods, respectively. The decrease primarily reflects a lower level of earnings at Edgewater in the 2012 period.

Nine Months Ended September 30, 2012 versus September 30, 2011

The Company reported net income attributable to Lazard Group in the 2012 period of $97 million, as compared to net income of $211 million in the 2011 period. The changes in the Company’s operating results during these periods are described below.

Net revenue in the 2012 period decreased $35 million, or 2%, with operating revenue decreasing $22 million, or 2%, respectively, as compared to the 2011 period. Fee revenue from investment banking and other advisory activities increased $20 million, or 3%, reflecting increases in M&A and Strategic Advisory fee revenue of $26 million, or 5%, and Restructuring fee revenue of $13 million, or 10%, partially offset by a decrease in Other Advisory fee revenue of $19 million, or 32%. The increase in M&A and Strategic Advisory fee revenue was driven by the strong performance of Lazard Middle Market and the overall breadth and volume of our global M&A and Sovereign Advisory businesses. Higher fees were earned from our top 10 clients during the 2012 period, reflecting the closing of several significant M&A and sovereign and government advisory transactions. Although global corporate restructuring activity continues its industry-wide decline, the increase in Restructuring fee revenue in the 2012 period was driven by an increase in the average fees per assignment, most of which was attributable to the first quarter of 2012. Money management fees decreased $38 million, or 6%, during the 2012 period, due to a $0.5 billion, or 0.4%, decrease in average AUM and a change in the product mix of AUM. In the aggregate, interest income, other revenue and interest expense contributed to a decrease in net revenue of $17 million as compared to the corresponding period in 2011, primarily due to an $18 million gain on extinguishment of debt in the 2011 period and a decrease in referral fees from LFCM Holdings in the 2012 period, with such items partially offset by net investment gains in the 2012 period.

Compensation and benefits expense in the 2012 period increased $75 million, or 9%, compared to the corresponding prior year period, which, in part, reflected a $22 million first quarter 2012 charge associated with staff reductions, representing severance costs and benefit payments, $7 million of which related to the acceleration of unrecognized amortization expense of deferred incentive compensation previously granted to individuals being terminated. Also contributing to the increase was a higher level of amortization of deferred incentive compensation awards and increased salaries and benefits. Adjusted compensation and benefits expense (which excludes certain items, and which we believe allows for improved comparability between interim periods, as described above), increased $45 million, or 5%, when compared to the 2011 period. The ratio of adjusted compensation and benefits expense to operating revenue was 62.6% for the 2012 period, which compares to 58.5% and 61.7% for the first nine months and full year of 2011, respectively. The ratio of adjusted compensation and benefits expense to operating revenue for the 2012 period assumed, based on current market conditions, a ratio of awarded compensation and benefits expense to operating revenue of approximately 60% for the full year of 2012, as compared to 61.5% for the full year of 2011. As described above, when analyzing compensation and benefits expense on a full year basis, we believe that awarded compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years.

We currently expect that amortization of deferred incentive compensation awards will approximate $339 million for the full year of 2012, compared to $289 million for the full year of 2011, when excluding a charge of $7 million in the first quarter of 2012, and the impact of the cost saving initiatives announced in October 2012 (see “October 2012 Cost Saving Initiatives” above and Note 19 of Notes to Condensed Consolidated Financial Statements), in each case to the extent they relate to staff reductions. Approximately $41 million, or 82%, of the increased amortization in 2012 is related to the 2008 plan year deferred incentive compensation awards (the “2008 grant”), approximately $32 million of which was expensed in the first nine months of 2012, representing approximately 2.3% of operating revenue for the period. The 2008 grant had a four year vesting period and is the last grant with a vesting period in excess of three years. Amortization of deferred incentive compensation expense is expected to revert to a lower level after the first quarter of 2013 following the full vesting of the 2008 grant.

Non-compensation expense in the 2012 period increased $18 million, or 6%, as compared to the corresponding period in 2011. Non-compensation expense in the first nine months of 2012 included first quarter charges totaling $3 million associated with the staff reductions. When excluding such charges, as well as non-compensation costs relating to noncontrolling interests, adjusted non-compensation expense in the first nine months of 2012 increased $15 million, or 5%, primarily attributable to (i) higher occupancy costs in the 2012 period as a result of our amended lease and associated build-out costs of our Rockefeller Center facility, (ii) deal-related costs specifically related to transactions that closed in the 2012 period and (iii) investments in technology, with such increased costs partially offset by decreased professional fees and mutual fund servicing fees. The ratio of adjusted non-compensation expense to operating revenue was 21.8% in the 2012 period versus 20.4% for the corresponding period in 2011. We currently estimate that, on a full year basis in 2012 as compared to 2011, our occupancy-related costs associated with the amended lease at our Rockefeller Center facility will increase by approximately $13 million.

Amortization of intangible assets increased $1 million, or 26%, as compared to the 2011 period.

Operating income in the 2012 period (including the above-mentioned charges relating to staff reductions aggregating $25 million) decreased $130 million, or 51%, as compared to operating income in the 2011 period. Operating income, as a percentage of net revenue, was 9.3%, as compared to 18.5% in the 2011 period. Earnings from operations declined $82 million, or 27%, when compared to the 2011 period, and, as a percentage of operating revenue, was 15.6%, as compared to 21.2% in the 2011 period.

The provision for income taxes decreased $11 million, or 29%, when compared to the 2011 period, and reflected an effective tax rate of 20.8% versus 14.5% for the 2011 period.

Net income attributable to noncontrolling interests decreased $5 million in the 2012 period, primarily reflecting a lower level of earnings at Edgewater in the 2012 period.

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

Financial Advisory

The following tables summarize the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)
M&A and Strategic Advisory	$171,417	$199,120	$559,411	$533,440
Capital Markets and Other Advisory	14,174	16,316	45,718	76,142

Total Strategic Advisory	185,591	215,436	605,129	609,582
Restructuring	34,382	38,149	134,664	122,039

Net Revenue	219,973	253,585	739,793	731,621
Operating Expenses (a)	212,449	213,614	693,546	641,397

Operating Income	$ 7,524	$39,971	$ 46,247	$90,224

Operating Income, As A Percentage Of Net Revenue	3.4%	15.8%	6.3%	12.3%

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).

Net revenue trends in Financial Advisory for M&A and Strategic Advisory and Restructuring are generally correlated to the volume of completed industry-wide M&A transactions and restructurings occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in significant non-public assignments. While the M&A industry data described above on completed and announced transactions reflects decreased M&A activity in the first nine months of 2012 as compared to the corresponding period in 2011, our M&A and Strategic Advisory revenue (which includes Sovereign and Government Advisory revenue) increased 5% in the 2012 nine month period as compared to the 2011 period.

Certain Lazard fee and transaction statistics are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Lazard Statistics:
Number of Clients With Fees Greater Than $1 Million:
Total Financial Advisory	57	65	186	173
M&A and Strategic Advisory	46	49	139	115
Percentage of Total Financial Advisory Revenue from Top 10 Clients	33%	29%	24%	17%
Number of M&A Transactions Completed With Values Greater than $1 billion (a)	8	10	34	40

(a)	Source: Thomson Reuters as of October 24, 2012.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	55%	51%	59%	53%
Europe	38	43	34	40
Rest of World	7	6	7	7

Total	100%	100%	100%	100%

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

Three Months Ended September 30, 2012 versus September 30, 2011

Total Strategic Advisory net revenue, representing fees from M&A, Sovereign, Capital Markets, Private Funds and Other Advisory businesses, decreased $30 million, or 14%, and Restructuring revenue decreased $4 million, or 10%, as compared to the 2011 period.

M&A and Strategic Advisory revenue decreased $28 million, or 14%, as compared to the 2011 period. Capital Markets and Other Advisory revenue decreased $2 million, or 13%. The decrease in M&A and Strategic Advisory revenue was primarily due to lower average fees for assignments with fees greater than $1 million. Our major clients, which, in the aggregate, represented a significant portion of our M&A and Strategic Advisory revenue for the third quarter of 2012, included Aeroporti di Roma, GlaxoSmithKline, Gryson shareholders, Klune Industries (Vance Street Capital), MEDTOX Scientific, Montagu Private Equity, Progress Energy and St Barbara Limited. The decrease in Capital Markets and Other Advisory revenue in the 2012 period was primarily attributable to a decrease in referral fees from LFCM Holdings, partially offset by a higher level of closings by Private Fund Advisory.

Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings, distressed asset sales and advice on complex on- and off-balance sheet assignments. The decrease in Restructuring revenue in the 2012 period was primarily due to a lower number of completed assignments. Notable assignments completed in the third quarter of 2012 included assignments for Cemex, Lighthouse Bondholders Committee, White Birch Paper Company, Grupo Uralita and Cementos Portland Valderrivas.

Operating expenses decreased $1 million, or 1%, as compared to the 2011 period. Decreases in compensation and benefits expense and professional fees were partially offset by increased occupancy costs, primarily as a result of our amended lease and associated build-out costs of our Rockefeller Center facility.

Financial Advisory operating income in the 2012 period decreased $32 million, or 81%, as compared to the 2011 period. Operating income, as a percentage of net revenue, was 3.4% as compared to 15.8% in the 2011 period.

Nine Months Ended September 30, 2012 versus September 30, 2011

Total Strategic Advisory net revenue, representing fees from M&A, Sovereign, Capital Markets, Private Funds and Other Advisory businesses, decreased $4 million, or 1%, and Restructuring revenue increased $13 million, or 10%, as compared to the 2011 period.

M&A and Strategic Advisory revenue increased $26 million, or 5%, as compared to the 2011 period. Capital Markets and Other Advisory revenue decreased $30 million, or 40%. The increase in M&A and Strategic Advisory revenue was primarily due to the strong performance of Lazard Middle Market and a higher level of fees earned from our top 10 clients, reflecting the closing of several significant M&A, Sovereign Advisory and Government Advisory transactions. The decrease in Capital Markets and Other Advisory revenue in the 2012 period was primarily attributable to a lower level of closings by Private Fund Advisory and a decrease in referral fees from LFCM Holdings.

The increase in Restructuring revenue in the 2012 period was driven by an increase in the average fee per assignment, most of which was attributable to the first quarter of 2012.

Operating expenses increased $52 million, or 8%, as compared to the 2011 period. The primary contributors to the increase were higher levels of compensation and benefits expense (see the discussion regarding compensation and benefits expense described above under “Operating Results—Nine Months Ended September 30, 2012 versus September 30, 2011”), deal-related costs specifically related to transactions that closed in the 2012 period, business development expense and occupancy costs in the 2012 period, the latter primarily as a result of our amended lease and associated build-out costs of our Rockefeller Center facility.

Financial Advisory operating income in the 2012 period decreased $44 million, or 49%, as compared to the 2011 period. Operating income, as a percentage of net revenue, was 6.3% as compared to 12.3% in the 2011 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	September 30, 2012	December 31, 2011
	($ in millions)
International Equities	$33,206	$27,599
Global Equities	78,395	68,584
U.S. Equities	20,630	20,179

Total Equities	132,231	116,362

European and International Fixed Income	15,332	12,293
Global Fixed Income	3,043	2,350
U.S. Fixed Income	3,530	3,107

Total Fixed Income	21,905	17,750

Alternative Investments	4,753	5,349
Private Equity	1,428	1,486
Cash Management	94	92

Total AUM	$160,411	$141,039

Average AUM for the 2012 and 2011 periods is set forth below. Average AUM is generally based on an average of quarterly ending balances for the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in millions)

Average AUM	$156,620	$148,705	$152,744	$153,299

AUM at September 30, 2012 increased $19 billion, or 14%, as compared to AUM of $141 billion at December 31, 2011, primarily due to market appreciation. Average AUM for the three month period ended September 30, 2012 was 5% higher than that for the corresponding period in 2011, while average AUM for the nine month period ended September 30, 2012 was 0.4% lower than for the corresponding period in 2011. International, Global and U.S. equities represented 20%, 49% and 13% of total AUM at September 30, 2012, substantially unchanged from the respective percentages at December 31, 2011.

As of September 30, 2012, approximately 91% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and 9% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, with such percentages substantially unchanged from the corresponding percentages at December 31, 2011.

As of both September 30, 2012 and December 31, 2011, AUM denominated in foreign currencies represented approximately 61% of our total AUM. Foreign denominated AUM declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens.

The following is a summary of changes in AUM for the 2012 and 2011 periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in millions)
AUM—Beginning of Period	$148,439	$161,597	$141,039	$155,337
Net Flows (a)	1,813	(1,122)	2,788	(754)
Market and Foreign Exchange Appreciation (Depreciation)	10,159	(24,663)	16,584	(18,771)

AUM—End of Period	$160,411	$135,812	$160,411	$135,812

(a)	Includes inflows of $7,660 and $5,375 and outflows of $5,847 and $6,497 for the three month periods in 2012 and 2011, respectively, and inflows of $20,269 and $18,297 and outflows of $17,481 and $19,051 for the nine month periods in 2012 and 2011, respectively.

During the first nine months of 2012, inflows were principally in International Equities and Emerging Markets Debt products, primarily due to increased investments in existing accounts, as well as new accounts. Outflows during the first nine months of 2012 were principally in U.S. and Emerging Markets Equity products, primarily resulting from withdrawals in existing accounts.

As of October 24, 2012, AUM was $159.9 billion, a decrease of $0.5 billion since September 30, 2012. The decrease in AUM was due to market/foreign exchange depreciation of $0.8 billion, partially offset by net inflows of $0.3 billion.

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Revenue:
Management Fees	$202,324	$199,980	$597,407	$627,965
Incentive Fees	10,606	9,395	16,906	20,872
Other	8,586	9,702	32,783	41,948

Net Revenue	221,516	219,077	647,096	690,785
Operating Expenses (a)	160,883	156,709	477,989	466,827

Operating Income	$60,633	$62,368	$169,107	$223,958

Operating Income, As A Percentage of Net Revenue	27.4%	28.5%	26.1%	32.4%

(a)	Includes indirect support costs (including compensation and benefits expense and other operating expenses related thereto).

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
United States	63%	61%	63%	60%
Europe	26	29	26	29
Rest of World	11	10	11	11

Total	100%	100%	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2012 versus September 30, 2011

Asset Management net revenue increased $2 million, or 1%, as compared to the 2011 period. Management fees increased $2 million, or 1%, as compared to the 2011 period, driven primarily by a 5% increase in average AUM, generally reflecting market appreciation, offset by a shift in the product mix of AUM. Incentive fees, principally consisting of traditional long-only strategies, increased $1 million, or 13%, as compared to the 2011 period. Other revenue decreased $1 million, or 12%, as compared to the 2011 period, primarily due to a decline in commissions and custody fees.

Operating expenses increased $4 million, or 3%, as compared to the 2011 period, primarily due to an increase in compensation and benefits expense and higher occupancy costs associated with our amended lease and build-out costs of our Rockefeller Center facility. These increases were partially offset by lower fees for fund administration, professional fees and business development expenses.

Asset Management operating income decreased $2 million, or 3%, as compared to operating income in the 2011 period. Operating income, as a percentage of net revenue, was 27.4%, as compared to 28.5% in the 2011 period.

Nine Months Ended September 30, 2012 versus September 30, 2011

Asset Management net revenue decreased $44 million, or 6%, as compared to the 2011 period. Management fees decreased $31 million, or 5%, as compared to the 2011 period, driven by a 0.4% decrease in average AUM and a change in the product mix of AUM. Incentive fees, primarily consisting of traditional long-only strategies, decreased $4 million, or 19%, as compared to the 2011 period, primarily due to a change in fee structure on one mandate from a quarterly to an annual performance fee basis. Other revenue decreased $9 million, or 22%, as compared to the 2011 period, primarily due to a decline in commissions and custody fees from an unusually strong 2011 period.

Operating expenses increased $11 million, or 2%, as compared to the 2011 period primarily due to an increase in compensation and benefits expense (see the discussion regarding compensation and benefits expense described above under “Operating Results—Nine Months Ended September 30, 2012 versus September 30,

2011”) and higher occupancy costs in the 2012 period associated with our amended lease and build-out costs of our Rockefeller Center facility. These increases were partially offset by lower professional fees and fees for fund administration.

Asset Management operating income decreased $55 million, or 24%, as compared to operating income in the 2011 period. Operating income, as a percentage of net revenue, was 26.1%, as compared to 32.4% in the 2011 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in thousands)
Interest Income	$3,697	$3,425	$10,799	$10,360
Interest Expense	(23,005)	(22,461)	(68,813)	(69,836)

Net Interest (Expense)	(19,308)	(19,036)	(58,014)	(59,476)
Other Revenue	7,130	11,697	17,901	18,318

Net Revenue (Expense)	(12,178)	(7,339)	(40,113)	(41,158)
Operating Expenses	8,479	4,224	49,709	17,900

Operating Loss	$(20,657)	$(11,563)	$(89,822)	$(59,058)

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2012 versus September 30, 2011

Net interest expense was substantially unchanged compared to the 2011 period.

Other revenue decreased $5 million, or 39%, primarily due to an $18 million gain on extinguishment of debt in the 2011 period, which was partially offset by net investment gains in the 2012 period.

Operating expenses increased $4 million, primarily due to increased compensation and benefits expense related to the net gain in the value of Lazard Fund Interests.

Nine Months Ended September 30, 2012 versus September 30, 2011

Net interest expense decreased $2 million, or 2%, as compared to the 2011 period.

Other revenue was substantially unchanged as compared to the 2011 period. While the 2012 period had increased investment gains of $26 million, including a net gain in the value of Lazard Fund Interests, when compared to the 2011 period, such increase was offset by (i) a loss on the sale of an intercompany receivable in the 2012 period and (ii) an $18 million gain on the extinguishment of debt in the 2011 period.

Operating expenses in the 2012 period (including the above-mentioned $25 million charge in the first quarter of 2012 relating to staff reductions) increased $32 million. Excluding the impact of such staff reduction charge, operating expenses in the 2012 period increased $7 million, or 40%, as compared to the 2011 period, primarily due to increases in the 2012 period relating to (i) occupancy costs, as a result of our amended lease and associated build-out costs of our Rockefeller Center facility, (ii) compensation and benefits expense related to a net gain in the value of Lazard Fund Interests and (iii) technology costs.

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

The Company makes cash payments for, or in respect of, a significant portion of its incentive compensation during the first three months of each calendar year with respect to the prior year’s results. In addition, the Company expects to make cash payments, including severance payments, associated with the cost saving initiatives announced in October 2012 (see “October 2012 Cost Saving Initiatives” above and Note 19 of Notes to Condensed Consolidated Financial Statements), a significant portion of which will be paid during the fourth quarter of 2012.

Summary of Cash Flows:

	Nine Months Ended September 30,
	2012	2011
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$99.4	$218.1
Noncash charges (a)	286.4	232.5
Other operating activities (b)	(153.3)	(168.9)

Net cash provided by operating activities	232.5	281.7

Investing activities	(69.6)	(16.9)
Financing activities (c)	(168.3)	(484.7)
Effect of exchange rate changes	6.3	0.2

Net Increase (Decrease) in Cash and Cash Equivalents	0.9	(219.7)
Cash and Cash Equivalents:
Beginning of Period	821.0	1,024.8

End of Period	$821.9	$805.1

(a) Consists of the following:

Depreciation and amortization of property	$22.5	$18.2
Amortization of deferred expenses, share-based incentive compensation and interest rate hedge	252.1	227.6
Amortization of intangible assets related to acquisitions	6.2	4.9
Loss on sale of intercompany receivable	5.6	–
Gain on extinguishment of debt	–	(18.2)

Total	$286.4	$232.5

(b)	Includes net changes in operating assets and liabilities.
(c)	Consists primarily of purchases of shares of Class A common stock, tax withholdings related to the settlement of vested restricted stock units (“RSU”s), distributions to members and noncontrolling interest holders and activity relating to borrowings, and in the 2012 period, proceeds from the sale of an intercompany receivable to a subsidiary of Lazard Ltd.

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

Liquidity is significantly impacted by cash payments for, or in respect of, incentive compensation, a significant portion of which are made during the first three months of the year. As a consequence, cash on hand generally declines in the beginning of the year and gradually builds over the remainder of the year. We also pay certain tax advances during the year on behalf of our managing directors, which serve to reduce their respective incentive compensation payments. We expect this seasonal pattern of cash flow to continue. The Company expects liquidity also to be impacted by cash payments, including severance payments, associated with the cost saving initiatives announced in October 2012 (see “October 2012 Cost Saving Initiatives” above and Note 19 of Notes to Condensed Consolidated Financial Statements), a significant portion of which will be paid during the fourth quarter of 2012.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, purchases of shares of Class A common stock and Lazard Group common membership interests and matters relating to liquidity and to compliance with regulatory net capital requirements. At September 30, 2012, Lazard had approximately $822 million of cash, with such amount including approximately $312 million held at Lazard’s operations outside the U.S. No material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of earnings from the Company’s foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of September 30, 2012, Lazard had approximately $301 million in unused lines of credit available to it, including a $150 million, three-year, senior revolving credit facility with a group of lenders that expires in September 2015 (the “Credit Facility”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $91 million (at September 30, 2012 exchange rates) and Edgewater of $55 million. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

The Credit Facility contains customary terms and conditions, including limitations on consolidations, mergers, indebtedness and certain payments, as well as financial covenants relating to leverage and interest coverage ratios. Lazard Group’s obligations under the Credit Facility may be accelerated upon customary events of default, including non-payment of principal or interest, breaches of covenants, cross-defaults to other material debt, a change in control and specified bankruptcy events.

See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information regarding Lazard’s senior and subordinated debt.

Financing Activities

The table below sets forth our corporate indebtedness as of September 30, 2012 and December 31, 2011. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

	Maturity Date	As of		Increase (Decrease)
		September 30, 2012	December 31, 2011
		($ in millions)
Senior Debt:
7.125%	2015	$528.5	$528.5	$–
6.85%	2017	548.4	548.4	–

Total Senior Debt		$1,076.9	$1,076.9	$–

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. Lazard has not drawn on its Credit Facility or prior revolving credit facilities since June 30, 2006. We believe that our cash flows from operating activities, along with the use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months and beyond.

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is owing to the lending bank group, the Credit Facility includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended September 30, 2012, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 2.30 to 1.00 and its Consolidated Interest Coverage Ratio being 6.81 to 1.00. In any event, no amounts were outstanding under the Credit Facility as of September 30, 2012.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At September 30, 2012, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Members’ Equity

At September 30, 2012, total members’ equity was $792 million, as compared to $718 million at December 31, 2011, including $709 million and $614 million attributable to Lazard Group on the respective dates. The net activity in members’ equity during the nine month period ended September 30, 2012 is reflected in the table below (in millions of dollars):

Members’ Equity—January 1, 2012	$718

Increase (decrease) due to:
Net income	99
Amortization of share-based incentive compensation	220
Purchase of Class A common stock	(123)
Delivery of Class A common stock in connection with share-based incentive compensation (and related tax expense of $1)	(42)
Distributions to members and noncontrolling interests - net	(82)
Deconsolidation of investment companies	(11)
AOCI (including noncontrolling interests’ portion thereof)(*)	10
Other - net	3

Members’ Equity—September 30, 2012	$792

(*) Includes:
Net foreign currency translation adjustments	$15
Employee benefit plans and other adjustments	(5)

Total	$10

In February 2011, October 2011 and April 2012, the Board of Directors of Lazard Ltd authorized the repurchase of up to $250 million, $125 million and $125 million, respectively, in aggregate cost of Class A common stock and Lazard Group common membership interests through December 31, 2012, December 31, 2013 and December 31, 2013, respectively. During the nine month period ended September 30, 2012 Lazard Group and subsidiaries of Lazard Ltd repurchased 8,235,306 shares of Class A common stock, at an aggregate cost of $223 million (no Lazard Group common membership interests were purchased during such nine month period).

As of September 30, 2012, $115 million of the current aggregate share repurchase amount authorized as of such date remained available under the share repurchase program, all of which expires on December 31, 2013. In addition, under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs, shares of Class A common stock may be withheld by the Company to cover estimated income taxes. In that regard, during the first nine months of 2012 the Company utilized $41 million to satisfy certain employees’ withholding tax obligations on vested RSUs and delivery of restricted Class A common stock in lieu of issuing 1,359,941 shares of Class A common stock directly by Lazard Ltd or by delivery of shares held by Lazard Group or other subsidiaries of Lazard Ltd.

During the first nine months of 2012, the Company had written trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934 in place, pursuant to which it effected stock repurchases through the open market.

In October 2012, the Board of Directors of Lazard Ltd authorized the repurchase of up to an additional $200 million in aggregate cost of Class A common stock and Lazard Group common membership interests through December 31, 2014. During the period October 1 through October 24, 2012, the Company purchased 3,374,308 shares of Class A common stock, at an aggregate cost of $98 million (including shares of Class A common stock received from members of LAZ-MD Holdings in exchange for a like number of LAZ-MD Holdings exchangeable interests). No Lazard Group common membership interests were purchased during such period. After giving effect to these purchases, and the additional share repurchase authorization described above, $217 million of the current aggregate share repurchase amount authorized remained available under the share repurchase program as of October 24, 2012, $17 million of which expires on December 31, 2013 and $200 million of which expires on December 31, 2014.

The Company plans to continue to deploy excess cash and may do so in a variety of ways, including by repurchasing outstanding shares of Class A common stock, making distributions to members and repurchasing its outstanding debt.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of September 30, 2012:

	Contractual Obligations Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior Debt (including interest) (a)	$1,377,627	$75,218	$678,935	$623,474	$–
Operating Leases (exclusive of $165,084 of sublease income)	1,060,677	66,609	147,022	131,874	715,172
Capital Leases (including interest)	21,598	2,497	5,980	13,121	–
Investment Capital Funding Commitments (b)	34,047	26,309	7,738	–	–

Total (c)	$2,493,949	$170,633	$839,675	$768,469	$715,172

(a)	See Note 10 of Notes to Condensed Consolidated Financial Statements.
(b)	See Note 5 of Notes to Condensed Consolidated Financial Statements.
(c)	The table above excludes contingent obligations and any possible payments for uncertain tax positions given the inability to estimate the timing of the latter payments. See Notes 11, 13, 14 and 15 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes, respectively.

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

Income Taxes

As part of the process of preparing its consolidated financial statements, Lazard is required to estimate its income taxes in each of the jurisdictions in which it operates. This process requires Lazard to estimate its actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense, unrealized gains or losses on investments and depreciation. These temporary differences result in deferred tax assets and liabilities, which are included within Lazard’s consolidated statements of financial condition. Significant management judgment is required in determining Lazard’s provision for income taxes, its deferred tax assets and liabilities, and, as discussed below, any valuation allowance recorded against our deferred tax assets. At December 31, 2011, the Company recorded deferred tax assets of approximately $189 million, with such amount partially offset by a valuation allowance of approximately $89 million due to the uncertainty of realizing the benefits of the book versus tax basis differences and certain net operating loss carry-forwards (and have not changed our assessment regarding the level of valuation allowance as of September 30, 2012). In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, valuation allowances are established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. We consider the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by the Company in making this assessment. If actual results differ from these estimates or Lazard adjusts these estimates in future periods, Lazard may need to adjust its valuation allowance if such circumstances indicate that the valuation allowance should be reduced or is no longer necessary. The portion reduced would result in a reduction in the provision for income taxes. A change in the valuation allowance could materially impact Lazard’s consolidated financial position and results of operations. Furthermore, we apply the “more likely than not” criteria prior to the recognition of a financial statement benefit of a tax position taken or expected to be taken in a tax return with respect to uncertainties in income taxes.

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

Gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income or, if applicable, AOCI, and therefore subject Lazard to market and credit risk.

Data relating to net investments is set forth below (in millions of dollars):

	September 30, 2012 (a)		December 31, 2011 (a)
	$	%	$	%
Debt securities (b)	$26	6%	$24	7%
Equity securities (net of $3 and $4 of securities sold, not yet purchased, at September 30, 2012 and December 31, 2011, respectively) (c)	205	48	152	43
Alternative asset management funds owned (principally general partnership interests in Lazard-managed hedge funds) (d)	32	8	20	6
Private equity owned (e)	97	23	104	29
Fixed income funds (f)	38	9	21	6
Other (g)	27	6	30	9

Net investments	$425	100%	$351	100%

Total assets	$3,146		$3,037

Net investments, as a percentage of total assets	14%		12%

(a)	Includes investments held in connection with Lazard Fund Interests and other similar deferred compensation arrangements granted, with an aggregate fair value of $102 million and $27 million at September 30, 2012 and December 31, 2011, respectively. The majority of the market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to such awards. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives.

(b)	Debt securities primarily consist of seed investments in Asset Management products and non-U.S. government debt securities.

(c)	Equity securities primarily consist of seed investments in Asset Management products, which in turn invest in marketable equity securities of large-, mid- and small-cap domestic, international and global companies and include investments in public and private asset management funds managed by LAM. Hedging strategies are employed to attempt to reduce market risk, and, in turn, the volatility to earnings. In addition, equity securities include amounts relating to Lazard Fund Interests awards and other similar deferred compensation arrangements (see (a) above).

At September 30, 2012 and December 31, 2011, investments in asset management funds, including amounts related to both seed investments and Lazard Fund Interests, represented 80% and 79%, respectively, of total equity securities. The remaining 20% and 21% at such respective dates represented investments in marketable equity securities, which were invested as follows:

	September 30,	December 31,
	2012	2011
Percentage invested in:
Consumer	30%	38%
Financial	32	19
Energy	9	13
Industrial	11	9
Basic materials	7	9
Other	11	12

Total	100%	100%

(d)	The fair value of such interests reflects the pro-rata value of the ownership of the underlying securities in the funds. Such funds are broadly diversified and may incorporate particular strategies; however, there are no investments in funds with a single sector strategy.

(e)	Comprised principally of investments in private equity funds that are generally not subject to short-term market fluctuation, but may subject Lazard to market or credit risk. Private equity investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies; (ii) CP II, a private equity fund targeting significant noncontrolling investments in established public and private companies; (iii) Senior Housing, which targets controlling interests in companies and assets in senior housing, extended stay and shopping center sectors, (iv) Edgewater Growth Capital Partners III, L.P., a private equity fund primarily making growth equity and buyout investments in high-quality, lower middle market companies and (v) COF 2, a Lazard-managed Australian private equity fund targeting Australasian mid-market investments.

(f)	Fixed income funds primarily consist of seed investments in Asset Management products which invest in fixed income securities. Hedging strategies are employed to attempt to reduce market risk and, in turn, the volatility to earnings. In addition, fixed income funds include amounts relating to Lazard Fund Interests (see (a) above).

(g)	Represents investments (i) accounted for under the equity method of accounting and (ii) private equity and other interests that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “members’ equity” on the consolidated statements of financial condition.

At September 30, 2012 and December 31, 2011, $121 million and $133 million, respectively, of our total investments at a fair value of $425 million and $351 million, respectively, or 28% and 38%, respectively, were classified as Level 3 assets. Substantially all of our Level 3 investments in both periods are priced based on a NAV or its equivalent. During the nine month periods ended September 30, 2012 and 2011, gains of approximately $12 million and $3 million, respectively, were recognized in “revenue-other” on the condensed consolidated statements of operations pertaining to Level 3 investments.

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

Risk Management

We encounter risk in the normal course of business, and therefore, in order to help manage and monitor such risks, we have designed risk management processes which consider both the nature of our business and our operating model. We are subject to varying degrees of credit and market risk, including risks related to the level of soundness of our clients, financial, governmental and other institutions and third parties, as well as operational and liquidity risks (see “—Liquidity and Capital Resources”) and, where appropriate, we monitor these risks at both an entity level and on a consolidated basis. Management within each of Lazard’s operating locations is principally responsible for managing the risks within its respective businesses on a day-to-day basis.

Market and credit risks related to our investing activities are discussed under “Critical Accounting Policies and Estimates—Investments” above. Risks related to Lazard’s other activities are presented below. Lazard has established procedures to assess credit and market risks, as well as specific interest rate and currency risk, and has established limits related to various positions.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness and specifically provide for exposures where we determine the receivables are impaired. At September 30, 2012, total receivables amounted to $684 million, net of an allowance for doubtful accounts of $22 million. As of that date, Financial Advisory and Asset Management fees, customer and related party receivables comprised 57%, 12% and 31% of total receivables, respectively. At December 31, 2011, total receivables amounted to $691 million, net of an allowance for doubtful accounts of $19 million. As of that date, Financial Advisory and Asset Management fees, customer and related party receivables comprised 58%, 12% and 30% of total receivables, respectively. At September 30, 2012 and December 31, 2011, the Company had receivables past due of approximately $26 million and $23 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit. At September 30, 2012 and December 31, 2011, customer receivables included $24 million and $29 million of LFB loans, respectively. Such loans are closely monitored for counterparty creditworthiness to help minimize exposure. In addition, as of September 30, 2012, LFB had commitments to lend totaling $22 million, which are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties and, in addition, LFB has in place concentration risk limits. At September 30, 2012, excluding inter-bank counterparties, LFB had no exposure to an individual counterparty that exceeded $22 million, with such amount being fully collateralized. With respect to activities outside LFB, as of September 30, 2012, the Company’s largest individual counterparty exposure was a Financial Advisory fee receivable of $18 million.

Risks Related to Derivatives

Lazard enters into interest rate swaps and foreign currency exchange contracts to hedge exposures to interest rates and currency exchange rates and uses equity and fixed income swap contracts to hedge a portion of its market exposure with respect to certain seed investments. At September 30, 2012 and December 31, 2011, such derivative contracts are recorded at fair value. Derivative assets amounted to $46 thousand and $7 million at September 30, 2012 and December 31, 2011, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation with respect to Lazard Fund Interests and other similar deferred compensation arrangements, amounted to $10 million and $1 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to Lazard Fund Interests awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are currently expected to be delivered upon settlement of Lazard Fund Interests awards. Derivative liabilities relating to Lazard Fund Interests amounted to $91 million and $30 million at September 30, 2012 and December 31, 2011, respectively.

In addition, LFB enters into interest rate swaps, forward foreign exchange contracts and other derivative contracts to hedge exposures to interest rate and currency fluctuations on open positions that arise primarily from client activity. Such foreign currency and interest rate positions are subject to strict internal limits and, based on account balances as of September 30, 2012, the impact of potential significant movements in either the currency or interest rate markets on LFB’s positions would not materially affect the Company’s annual operating income.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and short-term investments generally have floating interest rates. Based on account balances as of September 30, 2012, Lazard estimates that its annual operating income relating to cash and short-term investments and corporate indebtedness would increase by approximately $8 million in the event interest rates were to increase by 1% and decrease by approximately $2 million if rates were to decrease by 1%.

As of September 30, 2012, the Company’s cash and cash equivalents totaled approximately $822 million. Substantially all of the Company’s cash and cash equivalents were invested in highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds) or in short-term interest earning accounts at a number of leading banks throughout the world, or in short-term certificates of deposit from such banks. On a regular basis, management reviews and updates its list of approved depositor banks as well as deposit and investment thresholds.

Operational Risks

Operational risk is inherent in all our business and may, for example, manifest itself in the form of errors, breaches in the system of internal controls, business interruptions, fraud or legal actions due to operating deficiencies or noncompliance. The Company maintains a framework including policies and a system of internal controls designed to monitor and manage operational risk and provide various levels of management with timely and accurate information. Management within each of the operating companies is primarily responsible for its operational risk programs. The Company has in place business continuity and disaster recovery programs that manage its capabilities to provide services in the case of a disruption. We purchase insurance programs designed to protect the Company against accidental loss and losses which may significantly affect our financial objectives, personnel, property or our ability to continue to meet our responsibilities to our various stakeholder groups.

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

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Formation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

3.2	Certificate of Amendment of Certificate of Formation of the Registrant, changing name to Lazard Group LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

3.3	Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 10.2 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

3.4	Amendment No. 1 to the Operating Agreement of Lazard Group LLC, dated as of December 19, 2005 (incorporated by reference to Exhibit 3.01 to the Registrant’s Current Report on Form 8-K (File No. 333- 126751) filed on December 19, 2005).

3.5	Amendment No. 2, dated as of May 7, 2008, to the Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 8, 2008).

3.6	Amendment No. 3, dated as of April 27, 2010, to the Operating Agreement of Lazard Group LLC, dated as of May 10, 2005 (incorporated by reference to Exhibit 3.6 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 30, 2010).

4.1	Indenture, dated as of May 10, 2005, by and between the Registrant and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.2	Amended and Restated Third Supplemental Indenture, dated as of May 15, 2008, by and among the Registrant and The Bank of New York, as trustee (and incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K (Commission File No. 333-126751) filed on May 16, 2008).

4.3	Fourth Supplemental Indenture, dated as of June 21, 2007, between the Registrant and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on June 22, 2007).

4.4	Form of Senior Note (included in Exhibit 4.2).

4.5	$546 million, 7.125% Senior Notes Due 2015, issued by the Registrant (incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report (File No. 333- 126751) on Form 10-Q filed on November 14, 2005).

10.1	Master Separation Agreement, dated as of May 10, 2005, by and among the Registrant, Lazard Ltd, LAZ-MD Holdings LLC and LFCM Holdings LLC (incorporated by reference to Exhibit 2.1 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.2	Amendment No. 1, dated as of November 6, 2006, to the Master Separation Agreement, dated as of May 10, 2005, by and among to Registrant, Lazard Ltd and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 7, 2006).

10.3	Second Amendment, dated as of May 7, 2008, to the Master Separation Agreement, dated as of May 10, 2005, as amended, by and among the Registrant, Lazard Ltd and LAZ-MD Holdings LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 9, 2008).

10.4	Class B-1 and class C Members Transaction Agreement (incorporated by reference to Exhibit 2.2 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1 filed on December 17, 2004).

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

10.9

License Agreement, dated as of May 10, 2005, by and among Lazard Strategic Coordination Company LLC, Lazard Frères & Co LLC, Lazard Frères S.A.S., Lazard & Co., Holdings Limited and LFCM Holdings LLC (incorporated by reference to Exhibit 10.6 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

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

10.15

Amendment dated as of February 16, 2001, by and among RCPI Landmark Properties, L.L.C. (as the successor in interest to Rockefeller Center Properties), RCPI 30 Rock 22234849, L.L.C. and Lazard Group LLC (as the successor in interest to Lazard Frères & Co. LLC), to the Lease dated as of January 27, 1994, by and among Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 29, 2011).

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

10.30*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between the Registrant and Matthieu Bucaille (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 29, 2011).

10.31*	First Amendment, dated as of April 1, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, between the Registrant and Matthieu Bucaille (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 29, 2011).

10.32*	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Fréres & Co. LLC (incorporated by reference to Exhibit 10.28 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.33*	Acknowledgement Letter, dated as of November 6, 2006 from the Registrant to certain managing directors of the Registrant modifying the terms of the retention agreements of persons party to the Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 7, 2006).

10.34	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-l/A filed on March 21, 2005).

10.35	Registration Rights Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, the Registrant, Lazard Ltd and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.36*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.37*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.38*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.39*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.41 to Lazard Ltd’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.40*	Form of Agreement evidencing a grant of Deferred Cash Award to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.42 to Lazard Ltd’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.41*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.42*	First Amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to Lazard Ltd’s Annual Report (File No. 001-32492) on Form 10-K filed on March 1, 2007).

10.43	Agreement and Plan of Merger, dated as of August 14, 2008, by and among Lazard Ltd, LAZ Sub I, Lazard Asset Management LLC and Lazard Asset Management Limited (incorporated by reference to Exhibit 2.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on August 15, 2008).

10.44*	Letter Agreement regarding employment dated as of April 21, 2010 between Lazard Group LLC and Gary W. Parr (incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 30, 2010).

10.45*	Amendment, dated as of February 27, 2012 to Letter Agreement regarding employment, dated as of April 21, 2010, between Lazard Group LLC and Gary W. Parr (incorporated by reference to Exhibit 10.45 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed May 2, 2012).

10.46	Senior Revolving Credit Agreement, dated as of September 25, 2012, among the Registrant, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent.

10.47*	Form of Agreement evidencing a grant of Restricted Stock under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 30, 2010).

10.48*	Form of Agreement evidencing a grant of Lazard Fund Interests under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 29, 2011).

10.49*	Form of Agreement evidencing a grant of Restricted Stock Units and Restricted Stock to Executive Officers who are or may become eligible for retirement under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on May 2, 2012).

10.50*	First Amendment, dated as of August 2, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 15, 2005, between the Registrant and Ashish Bhutani (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No., 333-126751) on Form 10-Q filed on August 4, 2011).

10.51*

Second Amendment, dated as of October 24, 2012, to the Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, and amended on March 23, 2010, among the Registrant, Lazard Ltd and Kenneth M. Jacobs.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Matthieu Bucaille.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Matthieu Bucaile.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2012

LAZARD GROUP LLC

By:	/s/ Matthieu Bucaille
Name: Matthieu Bucaille
Title: Chief Financial Officer

By:	/s/ Richard J. Hittner
Name: Richard J. Hittner
Title: Chief Accounting Officer