Form 10-K
period 2012-12-31
Lazard Group LLC
filed 2013-02-28
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, none of the Registrant’s common membership interests were held by non-affiliates. As of June 30, 2012, LAZ-MD Holdings LLC held 6,570,078 common memberships interests of the Registrant, representing approximately 5.1% of the Registrant’s then outstanding common membership interests. As of January 31, 2013, LAZ-MD Holdings LLC held 1,549,667 common membership interests, or 1.2% of the Registrant’s then outstanding common membership interests. If LAZ-MD Holdings LLC is not deemed an “affiliate” of the Registrant, then as of June 30, 2012 there would have been 6,570,078 outstanding common membership interests of the Registrant held by non-affiliates, with a market value of $170,756,327 (assuming each common membership interest has a value equivalent to one share of Lazard Ltd Class A common stock and based on a closing price per share of $25.99 of Lazard Ltd Class A common stock on June 29, 2012).

As of January 31, 2013, in addition to profit participation interests, there were 129,766,090 common membership interests and two managing member interests outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

LAZARD GROUP LLC

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

i

Part I

When we use the terms “Lazard Group”, “Lazard”, “we”, “us”, “our”, and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock (the “Class A common stock”) are publicly traded on the New York Stock Exchange under the Symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd has no material operating assets other than indirect ownership as of December 31, 2012 of approximately 98.8% of the common membership interests in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries who are co-managing members of Lazard Group.

Lazard Group has two primary holders of its common membership interests: Lazard Ltd and LAZ-MD Holdings LLC (“LAZ-MD Holdings”), a holding company that is owned by Lazard Group’s current and former managing directors. The Lazard Group common membership interests held by LAZ-MD Holdings are effectively exchangeable over time on a one for-one basis with Lazard Ltd for shares of Lazard Ltd’s Class A common stock. In addition, Lazard Group has granted profit participation interests in Lazard Group to certain of its managing directors in connection with the recapitalization of Lazard Group at the time of Lazard Ltd’s equity public offering. The profit participation interests are discretionary profits interests that are intended to enable Lazard Group to compensate its managing directors in a manner consistent with historical practices.

Item 1.	Business

Lazard is one of the world’s preeminent financial advisory and asset management firms. We have long specialized in crafting solutions to the complex financial and strategic challenges of a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals. Founded in 1848 in New Orleans, we currently operate from 42 cities in key business and financial centers across 27 countries throughout Europe, North America, Asia, Australia, the Middle East and Central and South America.

Principal Business Lines

We focus primarily on two business segments - Financial Advisory and Asset Management. We believe that the mix of our activities across business segments, geographic regions, industries and investment strategies helps to diversify and stabilize our revenue stream.

Financial Advisory

Our Financial Advisory business offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”) and other strategic matters, restructurings, capital structure, capital raising and various other financial matters. We focus on solving our clients’ most complex issues, providing advice to key decision-makers, senior management, boards of directors and business owners, as well as governments and governmental agencies, in transactions that typically are of significant strategic and financial importance to them.

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

For the years ended December 31, 2012, 2011 and 2010, the Financial Advisory segment net revenue totaled $1.049 billion, $992 million and $1.120 billion, respectively, accounting for approximately 55%, 54% and 59%, respectively, of our consolidated net revenue for such years. We earned $1 million or more from 255 clients, 241 clients and 255 clients for the years ended December 31, 2012, 2011 and 2010, respectively. For the years ended December 31, 2012, 2011 and 2010, the ten largest fee paying clients constituted approximately 18%, 14% and 16% of our Financial Advisory segment net revenue, respectively, with no client individually constituting more than 10% of segment net revenue during any of these years. For the years ended December 31, 2012, 2011 and 2010, the Financial Advisory segment reported operating income (loss) of $(9) million, $62 million and $169 million, respectively. Operating income in 2012 included a charge in the fourth quarter of $78 million associated with the cost saving initiatives (as described in Note 16 of Notes to Consolidated Financial Statements) announced by the Company in October 2012, and, in 2010, included a charge of $20 million relating to the amendment of the Company’s retirement policy with respect to restricted stock unit (“RSU”) awards that are applicable to the Financial Advisory segment (as each are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations). Excluding the impact of such items, our Financial Advisory segment had operating income of $69 million and $189 million in the years ended December 31, 2012 and 2010, respectively. At December 31, 2012, 2011 and 2010, the Financial Advisory segment had total assets of $793 million, $768 million and $799 million, respectively.

We believe that we have been pioneers in offering financial advisory services on an international basis, with the establishment of our New York, Paris and London offices dating back to the nineteenth century. We maintain a major local presence in the U.S., the United Kingdom (the “U.K.”) and France, including a network of regional branch offices in the U.S. and France, as well as a presence in Argentina, Australia, Belgium, Brazil, Chile, China, Colombia, Germany, India, Italy, Japan, the Netherlands, Panama, Peru, Saudi Arabia, Singapore, South Korea, Spain, Sweden, Switzerland, the United Arab Emirates and Uruguay.

Over the past several years, our Financial Advisory segment has made several business acquisitions and entered into certain other business relationships. In 2007 we acquired all of the outstanding ownership interests of Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), a Minneapolis-based investment bank specializing in financial advisory services to mid-sized private companies, all of the outstanding shares of Carnegie, Wylie & Company (Holdings) Pty Ltd (“CWC”), an Australia-based financial advisory and private equity firm, now known as Lazard Australia Holdings Pty Limited, and, along with the Company’s existing financial advisory business in Australia, referred to below as “Lazard Australia”, and concurrently sold such investment to Lazard Group, and we entered into a joint cooperation agreement with Raiffeisen Investment AG (“Raiffeisen”) for merger and acquisition advisory services in Russia and the Central and Eastern European (the “CEE”) region. The cooperation agreement between us and Raiffeisen, one of the CEE region’s top M&A advisors, provides domestic, international and cross-border expertise within Russia and the CEE region. In 2008, we acquired a 50% interest in Merchant Bankers Asociados (“MBA”), an Argentina-based financial advisory services firm with offices across Central and South America and the parent company of MBA Banco de Inversiones. In 2009, we entered into a strategic alliance with a financial advisory firm in Mexico to provide global M&A advisory services for clients, both inside and outside of Mexico, who are seeking to acquire or sell assets in Mexico or have interests in other financial transactions with companies in Mexico, and to provide restructuring advisory services to clients in Mexico. In 2012, we integrated our Brazilian operations based in São Paulo, and established a Lazard Africa initiative to leverage our sovereign and corporate expertise in this rapidly growing region, for our clients in both developed and developing countries.

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

When we advise clients that are contemplating the sale of certain businesses, assets or an entire company, our services include advising on the appropriate sale process for the situation, valuation issues, assisting in preparing an offering circular or other appropriate sale materials and rendering, if appropriate, fairness opinions. We also identify and contact selected qualified acquirors and assist in negotiating and closing the proposed sale. As appropriate, we also advise our clients regarding financial and strategic alternatives to a sale including recapitalizations, spin-offs, carve-outs and split-offs. We frequently provide advice with respect to the structure, timing and pricing of these alternatives.

For companies in financial distress, our services may include reviewing and analyzing the business, operations, properties, financial condition and prospects of the company, evaluating debt capacity, assisting in the determination of an appropriate capital structure and evaluating financial and strategic alternatives, including providing advice on dividend policy. If appropriate, we may provide financial advice and assistance in developing and seeking approval of a restructuring or reorganization plan, which may include a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or other similar court administered processes in non-U.S. jurisdictions. In such cases, we may assist in certain aspects of the implementation of such a plan, including advising and assisting in structuring and effecting the financial aspects of a sale or recapitalization, structuring new securities, exchange offers, other consideration or other inducements to be offered or issued, as well as assisting and participating in negotiations with affected entities or groups.

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

Since the beginning of the financial crisis that began in mid-2007, we have been at the forefront of providing independent advice to governments and governmental agencies challenged by the current troubled environment. Lazard’s Sovereign Advisory Group is highly active, advising a number of countries with respect to sovereign debt and other issues.

On May 10, 2005, Lazard Group transferred its capital markets business, which consisted of equity, fixed income and convertibles sales and trading, broking, research and underwriting services, and fund management activities outside of France as well as other specified non-operating assets and liabilities, to LFCM Holdings LLC (“LFCM Holdings”), a Delaware limited liability company. We refer to these businesses, assets and liabilities as the “separated businesses” and these transfers collectively as the “separation.” In connection with the separation, we entered into a business alliance agreement dated as of May 10, 2005 by and among Lazard Group, LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by current and former managing directors of Lazard Group, and LFCM Holdings (the “business alliance agreement”), pursuant to which a subsidiary of LFCM Holdings generally underwrites and distributes U.S. securities offerings originated by our Financial Advisory business in a manner intended to be similar to our practice prior to the separation, with revenue from such offerings generally continuing to be divided evenly between Lazard Group and LFCM Holdings.

Staffing

We staff our assignments with a team of quality professionals who have appropriate product and industry expertise. We pride ourselves on, and we believe we differentiate ourselves from our competitors by, being able to offer a high level of attention from senior personnel to our clients and organizing ourselves in such a way that managing directors who are responsible for securing and maintaining client relationships also actively participate in providing related transaction execution services. Our managing directors have significant experience, and many of them are able to use this experience to advise on M&A, financings, restructurings, capital structure and other transactions or financial matters, depending on our clients’ needs. Many of our managing directors and senior advisors come from diverse backgrounds, such as senior executive positions at corporations and in government, law and strategic consulting, which we believe enhances our ability to offer sophisticated advice and customized solutions to our clients. As of December 31, 2012, our Financial Advisory segment had 151 managing directors and 732 other professionals (which includes directors, vice presidents, associates and analysts).

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

In addition to our Mergers and Acquisitions and Restructuring practices, we also maintain specialties in the following distinct practice areas within our Financial Advisory segment:

•	government and sovereign advisory,

•	capital structure and debt advisory,

•	fund raising for alternative investment funds,

•	private investment in public equities, or “PIPES,” and

•	corporate finance and other advisory services, including convertible exchange transactions, registered direct offerings and private placements.

We endeavor to coordinate the activities of the professionals in these areas with our Mergers and Acquisitions industry specialists in order to offer clients customized teams of cross-functional expertise spanning both industry and practice area expertise.

Strategy

Our focus in our Financial Advisory business is on:

•	investing in our intellectual capital through senior professionals who we believe have strong client relationships and industry expertise,

•	increasing our contacts with existing clients to further enhance our long-term relationships and our efforts in developing new client relationships,

•	developing new client relationships, including leveraging the broad geographic footprint and strong relationships in our Asset Management business,

•

expanding the breadth and depth of our industry expertise and selectively adding or reinforcing practice areas, such as our Capital Structure Advisory and Sovereign Advisory Groups, to help corporations and governments in addressing the significant deleveraging that is occurring in the developed markets,

•

coordinating our industry specialty activities on a global basis and increasing the integration of our industry experts in Mergers and Acquisitions with our Restructuring, Capital Markets and other professionals, and

•

broadening our geographic presence by adding new offices, including, since the beginning of 2007, offices in Australia (Melbourne and Perth), Saudi Arabia (Riyadh), Switzerland (Zurich) and the United Arab Emirates (Dubai City), as well as new regional offices in the U.S. (Boston, Minneapolis and Charlotte), acquiring a 50% interest in a financial advisory firm with offices in Central and South America (Argentina, Chile, Colombia, Panama, Peru and Uruguay), integrating our Brazilian operations based in São Paulo and entering into a joint cooperation agreement in Eastern Europe and Russia, as well as a strategic alliance with a financial advisory firm in Mexico.

In addition to the investments made as part of this strategy, we believe that our Financial Advisory business may benefit from external market factors, including:

•	increasing demand for independent, unbiased financial advice;

•	debt reduction, recapitalization and related activities that are occurring in the developed markets;

•	relatively low interest rates and high corporate cash balances in the current macroeconomic environment; and

•	a potential increase in cross-border M&A and large capitalization M&A, two of our areas of historical specialization.

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

Recapitalization and Relationship with Natixis

On May 10, 2005, Lazard Ltd completed the equity public offering (the “equity public offering”) of its Class A common stock of Lazard Ltd (“Class A common stock” or “common stock”), the public offering of equity security units of Lazard Ltd, the private placements under an investment agreement with IXIS Corporate & Investment Bank (“IXIS” or, following its merger with and into its parent, “Natixis”) and the private offering of the 7.125% senior notes due 2015 of Lazard Group, primarily to recapitalize Lazard Group. We refer to these financing transactions and the recapitalization, collectively, as the “recapitalization.” As part of the recapitalization, Lazard Group used the net proceeds from the financing transactions primarily to redeem the outstanding Lazard Group membership interests of certain of its historical partners.

Lazard Group and Natixis had in place a cooperation arrangement to place and underwrite securities in the French capital markets under a common brand, “Lazard-Natixis,” and cooperate in their respective origination, syndication, placement and other activities. The cooperation arrangement primarily covered French listed companies included in the Société des Bourses Francaises (“SBF”) 120 Index and initial public offerings with an expected resulting market capitalization of at least €500 million. The term of the cooperation arrangement expired on December 31, 2012. Discussions are taking place regarding the possible renewal of the cooperation arrangement or the execution of a new form of cooperation arrangement.

Asset Management

Our Asset Management business offers a broad range of global investment solutions and investment management services in equity and fixed income strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor union funds, financial intermediaries and private clients. Our goal in our Asset Management business is to produce superior risk-adjusted investment returns and provide investment solutions customized for our clients. Many of our equity investment strategies share an investment philosophy that centers on fundamental security selection with a focus on analyzing, among other things, a company’s financial position, productivity and opportunities in light of its valuation.

As of December 31, 2012, total assets under management (“AUM”) were $167 billion, of which approximately 83% was invested in equities, 13% in fixed income, 3% in alternative investments and 1% in private equity funds. As of the same date, approximately 31% of our AUM was invested in international (i.e., non-U.S. and regional non-U.S.) investment strategies, 51% was invested in global investment strategies and 18% was invested in U.S. investment strategies. Our top ten clients accounted for 23%, 22% and 22% of our total AUM at December 31, 2012, 2011 and 2010, respectively, with no client individually constituting more than 10% of our Asset Management segment net revenue during any of the respective years. Approximately 91% of our AUM as of December 31, 2012 was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 9% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

The charts below illustrate the mix of our AUM as of December 31, 2012, measured by broad product strategy and by office location.

For the years ended December 31, 2012, 2011 and 2010, our Asset Management segment net revenue totaled $896 million, $897 million and $850 million, respectively, accounting for approximately 47%, 49% and 45%, respectively, of our consolidated net revenue for such years. For the years ended December 31, 2012, 2011 and 2010, Asset Management reported operating income of $237 million, $268 million and $265 million, respectively. Operating income in 2012 included a charge of $13 million associated with the cost saving initiatives announced by the Company in October 2012, and, in 2010, included a charge of $3 million relating to the amendment of Lazard’s retirement policy with respect to RSU awards that were applicable to the Asset Management segment (as each are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations). Excluding the impact of such special items, our Asset Management segment had operating income of $250 million and $268 million in the years ended December 31, 2012 and 2010, respectively. At December 31, 2012, 2011 and 2010, our Asset Management segment had total assets of $567 million, $584 million and $687 million, respectively.

LAM and LFG

Our largest Asset Management businesses are Lazard Asset Management LLC and its subsidiaries (“LAM”), with offices in New York, San Francisco, Boston, Chicago, Toronto, Montreal, London, Milan, Frankfurt, Hamburg, Tokyo, Hong Kong, Sydney, Seoul, Zurich and Manama (aggregating approximately $152 billion in total AUM as of December 31, 2012), and Lazard Frères Gestion SAS (“LFG”), with offices in Paris, Bordeaux, Brussels and Lyon (aggregating approximately $14 billion in total AUM as of December 31, 2012). These operations, with 71 managing directors and 352 professionals as of December 31, 2012, provide our business with both a global presence and a local identity.

Primary distinguishing features of these operations include:

•	a global footprint with global research, global mandates and global clients,

•	a broad-based team of investment professionals, including focused, in-house investment analysts across all products and platforms, many of whom have substantial industry or sector specific expertise,

•	world-wide brand recognition and multi-channel distribution capabilities.

Our Investment Philosophy, Process and Research.    Our investment philosophy is generally based upon a fundamental security selection approach to investing. Across many of our products, we apply three key principles to investment portfolios:

•	select securities, not markets,

•	evaluate a company’s financial position, productivity and opportunities in light of its valuation, and

•	manage risk.

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
Equities

Global

Large Capitalization

Small Capitalization

Emerging Markets

Thematic

Convertibles**

Listed Infrastructure

Quantitative

Emerging Markets Small
Capitalization

Latin American

Trend

Real Estate

Multi Strategies

EAFE (Non-U.S.)

Large Capitalization

Small Capitalization

Multi-Capitalization

Quantitative

Real Estate

Global Ex

Global Ex-U.K.

Global Ex-Japan

Global Ex-Australia

Pan-European

Large Capitalization

Small Capitalization

Quantitative

Eurozone

Large Capitalization**

Small Capitalization**

Continental European

Small Cap

Multi Cap

Eurozone (i.e., Euro Bloc)

Euro-Trend (Thematic)

U.S.

Large Capitalization**

Mid Capitalization

Small/Mid Capitalization

Multi-Capitalization

Real Estate

Other

U.K. (Large Capitalization)

U.K. (Small Capitalization)

U.K. Quantitative

Australia

France (Large Capitalization)*

France (Small Capitalization)*

Japan**

Korea

Fixed Income and Cash Management	Global Core Fixed Income High Yield Short Duration Emerging Markets Fixed Income	Pan-European Core Fixed Income High Yield Cash Management* Duration Overlay Eurozone Fixed Income** Cash Management* Corporate Bonds**	U.S. Core Fixed Income High Yield Short Duration Municipals Cash Management* Non-U.S. U.K. Fixed Income

Alternative	Global Fund of Hedge Funds Fund of Closed-End Funds (Long and Long/Short) Convertible Long/Short Equity Arbitrage/Relative Value Emerging Income	Regional Japan (Long/Short)

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

Distribution.    We distribute our products through a broad array of marketing channels on a global basis. LAM’s marketing, sales and client service efforts are organized through a global market delivery and service network, with distribution professionals located in cities including New York, Boston, Chicago, San Francisco, London, Milan, Montreal, Toronto, Frankfurt, Hamburg, Zurich, Tokyo, Sydney, Hong Kong, Manama and Seoul. We have developed a well-established presence in the institutional asset management arena, managing assets for corporations, labor unions, sovereign wealth funds and public pension funds around the world. In addition, we manage assets for insurance companies, savings and trust banks, endowments, foundations and charities.

We also have become a leading firm in managing mutual funds and separately managed accounts for many of the world’s largest broker-dealers, insurance companies, registered advisors and other financial intermediaries.

LFG markets and distributes its products through sales professionals based in France and Belgium, who directly target both individual and institutional investors.

Strategy

Our strategic plan in our Asset Management business is to focus on delivering superior investment performance and client service and broadening our product offerings and distribution in selected areas in order to continue to drive improved business results. Over the past several years, in an effort to improve our Asset Management business’ operations and expand our Asset Management business, we have:

•	focused on enhancing our investment performance,

•	improved our investment management platform by adding a number of senior investment professionals (including portfolio managers and analysts),

•	continued to strengthen our marketing and consultant relations capabilities, including by leveraging the broad geographic footprint and strong client relationships in our Financial Advisory business,

•	expanded our product platform, including the addition of a new emerging markets fixed income team, a global equity team, an asian equity team and a global real estate investment team, and

•	continued to expand the geographic reach of our Asset Management business, including through opening an office in Switzerland and planning to open an office in Singapore.

We believe that our Asset Management business has long maintained an outstanding team of portfolio managers and global research analysts. We intend to maintain and supplement our intellectual capital to achieve our goals. We routinely reassess our strategic position and may in the future seek acquisitions or other transactions, including the opportunistic hiring of new employees, in order to further enhance our competitive position. In this regard, in September 2011, LAM acquired the assets of Grubb & Ellis Alesco Global Advisors, LLC (“Alesco”). Alesco is an investment advisor located in San Francisco, California, focusing on real estate securities and managing three registered mutual funds. We also believe that our specific investment strategies, global reach, unique brand identity and access to multiple distribution channels may allow us to expand into new investment products, strategies and geographic locations. In addition, we may expand our participation in alternative investment activities through investments in new and successor funds, through organic growth, acquisitions or otherwise.

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

Since 2005, we have been engaged in a number of alternative investments and private equity activities. On July 15, 2009, we established a private equity business with The Edgewater Funds (“Edgewater”), a Chicago-based private equity firm, through the acquisition of Edgewater’s management vehicles. The acquisition of Edgewater was structured as a purchase by Lazard of interests in a holding company that owns interests in the general partner and management company entities of the current Edgewater private equity funds (the “Edgewater Acquisition”).

In Australia, we operate our private equity business through Lazard Australia, which, as of December 31, 2012, had approximately $325 million of AUM and unfunded fee-earning commitments.

LFCM Holdings, through certain subsidiaries of Lazard Alternative Investments Holdings LLC (“LAI”), operates the alternative investment business (including private equity activities) that was transferred to it in the separation. We retained an investment in certain of the funds that are now operated by LAI and its subsidiaries. We are entitled to receive all or a portion of the carry attributable to our investment in certain funds managed or formed by LAI (net of compensation payable to investment professionals who manage these funds). In addition, pursuant to the business alliance agreement, we retained an option to acquire the North American and European fund management activities of LAI and have the right to participate in the governance of LAI and to consent to certain actions. On December 15, 2009, we exercised our option to acquire the right to conduct private equity activities in Europe. While the remaining option to purchase the management entities of LAI’s North American businesses (the “North American Option”) is currently exercisable at any time prior to May 10, 2014, during the fourth quarter of 2011, we determined that we are unlikely to exercise such option (see Note 18 of Notes to Consolidated Financial Statements).

In February 2009, the business alliance agreement with LFCM Holdings was amended to remove certain restrictions on our ability to engage in private equity activities in North America and to reduce the price of the North American Option.

Employees

We believe that our people are our most important asset, and it is their reputation, talent, integrity and dedication that underpin our success. As of December 31, 2012, we employed 2,513 people, which included 151 managing directors and 732 other professionals in our Financial Advisory segment and 75 managing directors and 376 other professionals in our Asset Management segment. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees worldwide. We generally utilize an evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for improved performance. Generally, our employees are not subject to any collective bargaining agreements, except that our employees in certain of our European offices, including France and Italy, are covered by national, industry-wide collective bargaining agreements. We believe that we have good relations with our employees.

In October 2012 we announced a number of cost saving initiatives to reduce our expenses, which have impacted and will impact the number of people that we employ. See “Management’s Discussion and Analysis of Financial Condition — Cost Saving Initiatives” below.

Competition

The financial services industry, and all of the businesses in which we compete, are intensely competitive, and we expect them to remain so. Our competitors are other investment banking and financial advisory firms, broker-dealers, commercial and “universal” banks, insurance companies, investment management firms, hedge fund management firms, alternative investment firms and other financial institutions. We compete with some of them globally and with others on a regional, product or niche basis. We compete on the basis of a number of factors, including quality of people, transaction execution skills, investment track record, quality of client service, individual and institutional client relationships, absence of conflicts, range of products and services, innovation, brand recognition and business reputation.

While our competitors vary by country in our Financial Advisory business, we believe our primary competitors in securing engagements are Bank of America Merrill Lynch, Barclays, Citigroup, Credit Suisse, Deutsche Bank AG, Evercore Partners, Goldman Sachs & Co., Greenhill & Co., JPMorgan Chase, Mediobanca, Morgan Stanley, Rothschild and UBS. In our Restructuring practice, our primary competitors are The Blackstone Group, Evercore Partners, Greenhill & Co., Houlihan Lokey, Moelis & Company and Rothschild.

We believe that our primary global competitors in our Asset Management business include, in the case of LAM, Aberdeen and Schroders, Alliance Bernstein, Capital Management & Research, Fidelity, Franklin Templeton, Invesco, JP Morgan Asset Management, Lord Abbett, MFS and Mondrian Investment Partners, and, in the case of LFG, private banks with offices in France as well as large institutional banks and fund managers. We face competition in private equity both in the pursuit of outside investors for our private equity funds and the acquisition of investments in attractive portfolio companies. We compete with hundreds of other funds, many of which are subsidiaries of or otherwise affiliated with large financial service providers.

Competition is also intense in each of our businesses for the attraction and retention of qualified employees, and we compete, among other factors, on the level and nature of compensation and equity-based incentives for key employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

In recent years there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. This trend was amplified in connection with the unprecedented disruption and volatility in the financial markets during the past several years, and, as a result, a number of financial services companies have merged, been acquired or have fundamentally changed their respective business models, including, in certain cases, becoming bank holding companies or commercial banks. Many of these firms have the ability to offer a wider range of products than we offer, including loans, deposit taking, insurance and brokerage services. Many of these firms also offer more extensive asset management and investment banking services, which may enhance their competitive position. They also may have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenue in an effort to gain market share, which could result in pricing pressure in our businesses. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors, and, in certain instances, has afforded them access to government funds. At the same time, demand for independent financial advice has increased and has created opportunities for new entrants, including a number of boutique financial advisory firms.

Regulation

Our businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our stockholders or creditors. Many of our affiliates that participate in securities markets are subject to comprehensive regulations that include some form of minimum capital retention requirements and customer protection rules. In the U.S., certain of our subsidiaries are subject to such regulations promulgated by the United States Securities and Exchange Commission (the “SEC”) or the Financial Industry Regulatory Authority (“FINRA”) or the Municipal Securities Rulemakers Board (the “MSRB”). Standards, requirements and rules implemented throughout the European Union are broadly comparable in scope and purpose to the regulatory capital and customer protection requirements imposed under the SEC and FINRA rules. European Union directives also permit local regulation in each jurisdiction, including those in which we operate, to be more restrictive than the requirements of such European Union-wide directives. These sometimes burdensome local requirements can result in certain competitive disadvantages to us.

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

Our principal U.S. broker-dealer subsidiary, Lazard Frères & Co. LLC (“LFNY”), through which we conduct most of our U.S. Financial Advisory business, is currently registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in all 50 U.S. states, the District of Columbia and Puerto Rico. As such, LFNY is subject to regulations governing effectively every aspect of the securities business, including minimum capital retention requirements, record-keeping and reporting procedures, relationships with customers, experience and training requirements for certain employees, and business procedures with firms that are not members of certain regulatory bodies. LFNY is also currently registered with the SEC and the MSRB as a municipal advisor, a new registration category that includes placement agents that solicit investments from public pension funds on behalf of investments funds. The MSRB has adopted, and is in the process of adopting, additional rules to govern municipal advisors, including “pay-to-play” rules and rules regarding professional standards, and LFNY is subject to those rules. Lazard Asset Management Securities LLC, a subsidiary of LAM, is registered as a broker-dealer with the SEC and FINRA and in all 50 U.S. states, the District of Columbia and Puerto Rico. Lazard Middle Market LLC, a subsidiary of GAHL, is registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in various U.S. states and territories.

Certain U.K. subsidiaries of Lazard Group, including Lazard & Co., Limited, Lazard Fund Managers Limited and Lazard Asset Management Limited, which we refer to in this Annual Report on Form 10-K (this “Form 10-K”) as the “U.K. subsidiaries,” are regulated by the Financial Services Authority (the “FSA”). We expect that the Financial Conduct Authority will assume the FSA’s regulatory oversight responsibilities relating to the U.K. subsidiaries in 2013, but we do not expect this transition alone to significantly impact the regulatory requirements applicable to the U.K. subsidiaries. We also have other subsidiaries that are registered as broker-dealers (or have similar non-U.S. registration in various jurisdictions).

Compagnie Financière Lazard Frères SAS (“CFLF”), our French subsidiary under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel for its banking activities conducted through its subsidiary, our Paris-based banking affiliate, Lazard Frères Banque SA (“LFB”). In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG, are subject to regulation and supervision by the Autorité des Marchés Financiers.

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

As a result of certain recent changes effected by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) related to the regulation of over-the-counter swaps and other derivative instruments, LAM and certain of its subsidiaries have recently registered with the U.S. Commodity Futures Trading Commission ( the “CFTC”) and the National Futures Association (the “NFA”), and are subject to certain aspects of the U.S. Commodity Exchange Act and the regulations thereunder, and to the rules of the NFA. The CFTC and the NFA have authority over the laws, rules and regulations related to commodities (including the over-the-counter swaps and derivatives markets), and regulate our relationship with clients who trade in these instruments. The U.S. Commodity Exchange Act and the regulations thereunder also impose additional record-keeping and reporting requirements and disclosure requirements on LAM and its subsidiaries.

In addition, the Japanese Ministry of Finance and the Financial Supervisory Agency, the Korean Financial Supervisory Commission, the Securities and Futures Commission of Hong Kong, the Monetary Authority of Singapore, the Australian Securities & Investments Commission and German banking authorities, among others, regulate various of our operating entities and also have capital standards and other requirements comparable to the rules of the SEC. Our business is also subject to regulation by other non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate.

Regulators are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion or other disciplining of a broker-dealer or its directors, officers or employees.

Lazard Ltd had been subject to supervision by the SEC as a Supervised Investment Bank Holding Company (“SIBHC”). As a SIBHC, Lazard Ltd was subject to group-wide supervision, which required it to compute allowable capital and risk allowances on a consolidated basis. However, pursuant to Section 617 of the Dodd-Frank Act, the SEC’s SIBHC program was eliminated on July 21, 2011. Pursuant to relevant rules in the European Union, which we continue to examine, LFB, as a European credit institution, is required to be supervised on a consolidated basis by another regulatory body, either in the U.S., by the Board of Governors of the Federal Reserve, or in the European Union. The Dodd-Frank Act and the rules and regulations that may be adopted thereunder (including regulations that have not yet been proposed) could affect us in other ways. We continue to monitor the process as such rules are proposed and adopted.

Over the last several years, global financial markets experienced extraordinary disruption and volatility. As a result, the U.S. and other governments have taken actions, and may continue to take further actions, in response to this disruption and volatility, including expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect of any such expanded or new standards, requirements and rules is uncertain and could have adverse consequences to our business and results of operations. See Item 1A, “Risk Factors—Other Business Risks—Extensive regulation of our businesses limits our activities and results in ongoing exposure to the potential for significant penalties, including fines or limitations on our ability to conduct our businesses.”

Executive Officers of the Registrant

Set forth below are the name, age, present title, principal occupation and certain biographical information for each of our executive officers as of February 22, 2013, all of whom have been appointed by, and serve at the pleasure of, our board of directors.

Kenneth M. Jacobs, 54

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

Matthieu Bucaille, 53

Mr. Bucaille has served as Chief Financial Officer of Lazard Ltd and Lazard Group since April 1, 2011. Mr. Bucaille has served as a Managing Director of Lazard since 1998 and served as the Deputy Chief Executive Officer of LFB in Paris from October 2009 until December 2011. Mr. Bucaille joined Lazard in 1989 from the First Boston Corporation in New York.

Ashish Bhutani, 52

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

Scott D. Hoffman, 50

Mr. Hoffman has served as General Counsel of Lazard Ltd and Lazard Group since May 2005. Mr. Hoffman has served as a Managing Director of Lazard Group since January 1999 and General Counsel of Lazard Group since January 2001. Mr. Hoffman previously served as Vice President and Assistant General Counsel from February 1994 to December 1997 and as a Director from January 1998 to December 1998. Prior to joining Lazard, Mr. Hoffman was an attorney at Cravath, Swaine & Moore LLP. Mr. Hoffman is a member of the Board of Trustees of the New York University School of Law.

Alexander F. Stern, 46

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

Where You Can Find Additional Information

Lazard Group files current, annual and quarterly reports, and other information required by the Exchange Act with the SEC. You may read and copy any document the company files at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company’s SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.

Our public internet site is http://www.lazard.com. and the investor relations SEC filings section of our public internet site is located at http://www.lazard.com/InvestorRelations/SEC-Filings.aspx. We will make available free of charge, on or through the investor relations section of our internet site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request of any Lazard Ltd shareholder to the Investor Relations Department, are charters for Lazard Ltd’s Audit Committee, Compensation Committee and Nominating & Governance Committee. Copies of these charters and Lazard Ltd’s Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees are also posted on our website in the “Corporate Governance” section.

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

Risks Relating to the Financial Services Industry and Financial Markets

In recent years, the U.S. and global capital markets and the economy experienced periods of significant disruption and volatility, which has had negative repercussions on the global economy, and any continued disruption or volatility could present challenges for our business.

In recent years, certain adverse financial developments have impacted the U.S. and global capital markets and the macroeconomic climate. These developments included a general slowing of economic growth both in the U.S. and globally, periods of volatility in equity securities markets and volatility and tightening of liquidity in credit markets. In addition, concerns over sovereign debt levels, high unemployment levels, business and consumer confidence levels, volatile energy costs, geopolitical issues and a weak real estate market in the U.S. and elsewhere have contributed to increased volatility and have affected expectations for the economy and the markets going forward. Furthermore, investor concerns about the financial health of certain European countries and financial institutions caused market disruptions in recent years and may continue to cause disruption in future periods. If significant levels of market disruption and volatility continue, or if current conditions materially worsen, our business may be adversely affected, which may have a material impact on our business and results of operations.

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

The soundness of third parties, including our clients, as well as financial, governmental and other institutions, could adversely affect us.

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

Our people are our most important resource. We must retain the services of our managing directors and other key professional employees, and strategically recruit and hire new talented employees, to obtain and successfully execute the financial advisory and asset management engagements that generate substantially all our revenue.

We have experienced several significant events in recent years. In general, our industry continues to experience change and exerts competitive pressures for retaining top talent, which makes it more difficult for us to retain professionals. If any of our managing directors and other key professional employees were to retire, join an existing competitor, form a competing company or otherwise leave us, some of our clients could choose to use the services of that competitor or some other competitor instead of our services. In any such event, our investment banking fees, money management fees or AUM could decline. The employment arrangements, non-competition agreements and retention agreements we have or will enter into with our managing directors and other key professional employees may not prevent our managing directors and other key professional employees from resigning from practice or competing against us. In addition, these arrangements and agreements have a limited duration and will expire after a certain period of time. We continue to be subject to intense competition in the financial services industry regarding the recruitment and retention of key professionals, and have experienced departures from and added to our professional ranks as a result. Certain changes to our employee compensation arrangements may result in increased compensation and benefits expense. In addition, any changes to the mix of cash and deferred compensation granted to our employees may affect certain financial measures applicable to our business, including ratios of compensation and benefits expense to revenue, and may result in increased levels of Class A common stock issued to our employees upon vesting of RSUs or grants of restricted stock in a particular year. Our compensation levels, results of operations and financial position may be significantly affected by many factors, including general economic and market conditions, our operating and financial performance, staffing levels and competitive pay conditions.

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

For example, revenue generated by our Financial Advisory business is directly related to the volume and value of the transactions in which we are involved. During periods of unfavorable market or economic conditions, the volume and value of M&A transactions may decrease, thereby reducing the demand for our Financial Advisory services and increasing price competition among financial services companies seeking such engagements. Our results of operations would be adversely affected by any such reduction in the volume or value of M&A transactions. In addition, our profitability would be adversely affected due to our fixed costs and the possibility that we would be unable to reduce our variable costs without reducing revenue or within a timeframe sufficient to offset any decreases in revenue relating to changes in market and economic conditions. The future market and economic climate may deteriorate because of many factors, including possible increases in interest rates, inflation, corporate or sovereign defaults, terrorism or political uncertainty.

Within our Financial Advisory business, we have typically seen that, during periods of economic strength and growth, our Mergers and Acquisitions practice historically has been more active and our Restructuring practice has been less active. Conversely, during periods of economic weakness and contraction, we typically have seen that our Restructuring practice has been more active and our Mergers and Acquisitions practice has been less active. As a result, revenue from our Restructuring practice has tended to correlate negatively to our revenue from our Mergers and Acquisitions practice over the course of business cycles. These trends are cyclical in nature and subject to periodic reversal. However, these trends do not cancel out the impact of economic conditions in our Financial Advisory business, which may be adversely affected by a downturn in economic conditions leading to decreased Mergers and Acquisitions practice activity, notwithstanding improvements in our Restructuring practice. Moreover, revenue improvements in our Mergers and Acquisitions practice in strong economic conditions could be offset in whole or in part by any related revenue declines in our Restructuring practice. While we generally have experienced a counter-cyclical relationship between our Mergers and Acquisitions practice and our Restructuring practice, this relationship may not continue in the future.

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

If our Asset Management revenue declines without a commensurate reduction in our expenses, our net income would be reduced. In addition, in the event of a market or general economic downturn, our alternative investment and private equity practices also may be impacted by a difficult fund raising environment and reduced exit opportunities in which to realize the value of their investments. Fluctuations in foreign currency exchange rates may also affect the levels of our AUM and our investment advisory fees. See “Fluctuations in foreign currency exchange rates could reduce our members’ equity and net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM” below.

A majority of our revenue is derived from Financial Advisory fees, which are not long-term contracted sources of revenue and are subject to intense competition, and declines in our Financial Advisory engagements could have a material adverse effect on our business, financial condition and results of operations.

We historically have earned a majority of our revenue from advisory fees paid to us by our Financial Advisory clients, which usually are payable upon the successful completion of a particular transaction or restructuring. For example, for the year ended December 31, 2012, Financial Advisory services accounted for approximately 55% of our consolidated net revenue. We expect that we will continue to rely on Financial Advisory fees for a substantial portion of our revenue for the foreseeable future, and a decline in our advisory engagements or the market for advisory services would adversely affect our business, financial condition and results of operations.

In addition, we operate in a highly competitive environment where typically there are no long-term contracted sources of revenue. Each revenue-generating engagement typically is separately awarded and negotiated. Furthermore, many businesses do not routinely engage in transactions requiring our services and, as a consequence, our fee paying engagements with many clients are not likely to be predictable. We also lose clients each year, including as a result of the sale or merger of a client, a change in a client’s senior management and competition from other financial advisors and financial institutions. As a result, our engagements with clients are constantly changing and our Financial Advisory fees could decline quickly due to the factors discussed above.

If the number of debt defaults, bankruptcies or other factors affecting demand for our Restructuring services declines, our Restructuring operating revenue could suffer.

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

Due to the nature of our business, financial results could differ significantly from period to period, which may make it difficult for us to achieve steady earnings growth on a quarterly basis.

We experience significant fluctuations in quarterly revenue and profits. These fluctuations generally can be attributed to the fact that we earn a substantial portion of our Financial Advisory revenue upon the successful completion of a transaction or a restructuring, the timing of which is uncertain and is not subject to our control. As a result, our Financial Advisory business is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, a client or counterparty could delay or terminate an acquisition transaction because of a failure to agree upon final terms, failure to obtain necessary regulatory consents or board of directors or stockholder approval, failure to secure necessary financing, adverse market conditions or because the seller’s business is experiencing unexpected operating or financial problems. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness, for example, due to a failure to reach agreement with its principal creditors. In addition, a bankruptcy court may deny our right to collect a “success” or “completion” fee. In these circumstances, other than in engagements where we receive monthly retainers, we often do not receive any advisory fees other than the reimbursement of certain expenses despite the fact that we devote resources to these transactions. Accordingly, the failure of one or more transactions to close either as anticipated or at all could cause significant fluctuations in quarterly revenue and profits and could materially adversely affect our business, financial condition and results of operations. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition, our Asset Management revenue is particularly sensitive to fluctuations in our AUM. Asset Management fees are predominantly based on average AUM as of the end of a quarter or month. As a result, a reduction in AUM at the end of a quarter or month (as a result of market depreciation, withdrawals, fluctuations in foreign currency exchange rates or otherwise) will result in a decrease in management fees. Similarly, timing of flows, contributions and withdrawals are often out of our control and may be inconsistent from quarter to quarter. As a result of quarterly fluctuations, it may be difficult for us to achieve steady earnings growth on a quarterly basis.

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

If key employees were to leave our Asset Management business, whether to join a competitor or otherwise, we may suffer a decline in revenue or earnings and our financial position could be adversely affected. Loss of key employees may occur due to perceived opportunity for promotion, compensation levels, work environment or other individual reasons, some of which may be beyond our control.

Over certain time periods, we may have a higher concentration of assets in certain strategies. To the extent that this is the case, underperformance, changes in investment personnel or other changes in these strategies may result in a withdrawal of assets. If a significant amount of clients withdraw from these strategies for any reason, our revenues would decline and our operating results would be adversely affected.

Our investment style in our Asset Management business, including the mix of asset classes comprising our AUM, may underperform other investment approaches, which may result in significant client or asset departures, or a reduction in AUM.

Even when securities prices are rising generally, performance can be affected by investment style and mix of asset classes. Many of the equity investment strategies in our Asset Management business share a common investment orientation towards fundamental security selection. We believe this style tends to outperform the market in some market environments and underperform it in others. In particular, a prolonged growth environment may cause certain investment strategies to go out of favor with some clients, advisors, consultants or third-party intermediaries. In combination with poor performance relative to peers, changes in personnel, extensive periods in particular market environments or other difficulties, the underperformance of our investment style may result in significant client or asset departures or a reduction in AUM.

Because many of our Asset Management clients can remove the assets we manage on short notice, we may experience unexpected declines in revenue and profitability.

Our investment advisory contracts are generally terminable upon very short notice. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, departures from or changes to the teams that manage our investment products, or changes in prevailing interest rates and financial market performance. Poor performance relative to other investment management firms tends to result in decreased investments in our investment products, increased redemptions of our investment products, and the loss of institutional or individual accounts or strategic alliances. In addition, the ability to terminate relationships may allow clients to renegotiate for lower fees paid for asset management services.

In addition, in the U.S., as required by the Investment Company Act, each of our investment advisory contracts with the mutual funds we advise or subadvise automatically terminates upon its “assignment.” Each of our other investment advisory contracts subject to the provisions of the Investment Advisers Act provide, as required by the Investment Advisers Act, that the contract may not be “assigned” without the consent of the customer. A sale of a sufficiently large block of shares of our voting securities or other transactions could be deemed an “assignment” in certain circumstances. An assignment, actual or constructive, would trigger these termination provisions and could adversely affect our ability to continue managing client accounts.

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

We have investments, primarily through our private equity businesses, in relatively high-risk, illiquid assets, and we may lose some or all of the principal amount of these investments or fail to realize any profits from these investments for a considerable period of time.

During July 2009, the Company established a private equity business with Edgewater. We may expand our participation in alternative investment activities through investments in new and successor funds, including funds managed by affiliates of Lazard.

We have made, and in the future may make, principal investments in public or private companies or in alternative investments (including private equity funds) established by us or by LFCM Holdings, and continue to hold principal investments directly or through several funds managed by LFCM Holdings and certain affiliates of Lazard, including Edgewater and Lazard Australia. Making principal investments is risky, and we may lose some or all of the principal amount of our investments. Certain of these types of investments may be in relatively high-risk, illiquid assets. Because it may take several years before attractive alternative investment opportunities are identified, some or all of the capital committed by us to these funds is likely to be invested in government securities, other short-term, highly rated debt securities and money market funds that traditionally have offered investors relatively lower returns. In addition, these investments may be adjusted for accounting purposes to fair value at the end of each quarter, and any related gains or losses will affect our results of operations, even though such fair value fluctuations may have no cash impact, which could increase the volatility of our earnings. It takes a substantial period of time to identify attractive alternative investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value of an investment through resale. Even if an alternative investment proves to be profitable, it may be several years or longer before any profits can be realized in cash or other proceeds.

Our revenue from our private equity business is derived primarily from management fees, which are calculated as a percentage of committed capital or invested capital depending on the stage of each respective fund. Transaction, advisory and incentive fees are earned if investments are profitable over a specified threshold.

Our ability to form new alternative investment funds is subject to a number of uncertainties, including past performance of our funds, market or economic conditions, competition from other fund managers and the ability to negotiate terms with major investors.

Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios.

We invest capital in various types of equity and debt securities in order to seed LAM equity and alternative investment funds, and for general corporate purposes. Such investments are subject to market fluctuations due to changes in the market prices of securities, interest rates or other market factors, such as liquidity. While we may seek to hedge the market risk for some of these investments, an effective hedge may not be available. These investments are adjusted for accounting purposes to fair value at the end of each quarter regardless of our intended holding period, with any related gains or losses reflected in our results of operations, and therefore may increase the volatility of our earnings, even though such gains or losses may not be realized.

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

The financial services industry, and all of the businesses in which we compete, are intensely competitive, and we expect them to remain so. In particular, a number of factors increase the competitive risks of our Financial Advisory and Asset Management businesses:

•	a number of our competitors have greater financial and other resources and more personnel than we do;

•

there are relatively few barriers to entry impeding the launch of new asset management and financial advisory firms, including a relatively low cost of entering these businesses, and the successful efforts of new entrants into our various lines of business, including major banks and other financial institutions, have resulted in increased competition;

•	other industry participants will from time to time seek to recruit our employees away from us in order to compete in our lines of business; and

•	certain of our Financial Advisory practices and Asset Management products are newly established and relatively small.

This competitive pressure could adversely affect our ability to attract new or retain existing clients, make successful investments, retain our personnel or maintain AUM, any of which would adversely impact our revenue and earnings.

An inability to access the debt and equity capital markets as a result of our debt obligations, credit ratings or other factors could impair our liquidity, increase our borrowing costs or otherwise adversely affect our competitive position or results of operations.

As of December 31, 2012, Lazard Group and its subsidiaries had approximately $1.1 billion in debt (including capital lease obligations) outstanding, of which $529 million and $548 million relate to Lazard Group senior notes that mature in 2015 and 2017, respectively. This debt has certain mandated payment obligations, which may constrain our ability to operate our business. If we decide to redeem or retire this debt before maturity, we may be required to pay a significant premium to do so, which may adversely impact our earnings and affect our financial position. In addition, in the future we may need to incur debt or issue equity in order to fund our working capital requirements or refinance existing indebtedness, as well as to make acquisitions and other investments. The amount of our debt obligations may impair our ability to raise debt or issue equity for financing purposes. Our access to funds also may be impaired if regulatory authorities take significant action against us, or if we discover that any of our employees had engaged in serious unauthorized or illegal activity. In addition, our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. These ratings are assigned by rating agencies, which may reduce or withdraw their ratings or place us on “credit watch” with negative implications at any time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may pursue acquisitions, joint ventures or cooperation agreements that may result in additional risks and uncertainties in our business and could present unforeseen integration obstacles or costs.

We routinely assess our strategic position and may in the future seek acquisitions or other transactions to further enhance our competitive position. We have in the past pursued joint ventures and other transactions aimed at expanding the geography and scope of our operations. During 2007, we acquired all of the outstanding ownership interests of GAHL and CWC, we entered into a joint cooperation agreement with Raiffeisen and we entered into a shareholders agreement to acquire a 50% interest in MBA. During 2009, we established a private equity business with Edgewater, and during 2011, we acquired the assets of Alesco. During 2012, we integrated our Brazilian operations based in São Paulo. We expect to continue to explore acquisitions and partnership or strategic alliance opportunities that we believe to be attractive.

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

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has been increasing. Our Financial Advisory activities may subject us to the risk of significant legal actions by our clients and third parties, including our clients’ stockholders, under securities or other laws for allegations relating to materially false or misleading statements made in connection with securities and other transactions and potential liability for the fairness opinions and other advice provided to participants in corporate transactions. In our Asset Management business, we make investment decisions on behalf of our clients which could result in substantial losses. This also may subject us to the risk of legal actions alleging negligence, misconduct, breach of fiduciary duty or breach of contract. Our Financial Advisory engagements typically include broad indemnities from our clients and provisions designed to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be adhered to in all cases. We also are subject to claims arising from disputes with employees for alleged wrongful termination, discrimination or harassment, among other things. These risks often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. As a result, we may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business.

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

In recent years, the U.S. and global financial markets experienced periods of extraordinary disruption and volatility. As a result, the U.S. and other governments have taken actions, and may continue to take further actions, in response to this disruption and volatility, including expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect of any such expanded or new standards, requirements and rules is uncertain and could have adverse consequences to our business and results of operations. For example, in July 2010, the Dodd-Frank Act was signed into law, bringing sweeping changes in the regulation of financial institutions. It will take several years for all of the rules under the Dodd-Frank Act to be written and become effective, and the final scope and interpretations of those rules, and their impact on our business, will not be fully known for some time, but could have implications for the manner in which we conduct our business and, consequently, its profitability. While we continue to examine the potential impact of the Dodd-Frank Act and related regulations, as well as new regulations that may become applicable to us in the U.S. and in the European Union (see “Business—Regulation”), we are not able to predict the ultimate effect on us. In addition, several states and municipalities in the United States have recently adopted “pay-to-play” rules, which could limit our ability to charge fees in connection with certain of our Private Fund Advisory engagements, and could therefore affect the profitability of that portion of our business.

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

Financial services firms are subject to numerous conflicts of interest or perceived conflicts. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seek to review and update our policies, controls and procedures. However, these policies, controls and procedures may result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies, controls and procedures may result in regulatory sanctions or client litigation.

Specific regulatory changes also may have a direct impact on the revenue of our Asset Management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. For example, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, is periodically reexamined and may in the future be limited or modified. Although a substantial portion of the research relied on by our Asset Management business in the investment decision-making process is generated internally by our investment analysts, external research, including external research paid for with soft dollars, is important to the process. This external research generally is used for information gathering or verification purposes, and includes broker-provided research, as well as third-party provided databases and research services. For the year ended December 31, 2012, our Asset Management business obtained research and other services through third-party soft dollar arrangements, the total cost of which we estimate to be approximately $20 million. If the use of soft dollars is limited, we may have to bear some of these costs. In addition, new regulations regarding the management of hedge funds and the use of certain investment products may impact our Asset Management business and result in increased costs. For example, many regulators around the world adopted disclosure and reporting requirements relating to the hedge fund businesses or other businesses, and changes to the laws, rules and regulations in the U.S. related to the over-the-counter swaps and derivatives markets require additional registration, recordkeeping and reporting obligations.

Legislators and regulators around the world continue to explore changes to, and additional oversight of, the financial industry generally. The impact of the potential changes on us are uncertain and may result in an increase in costs or a reduction of revenue associated with our businesses.

See “Business—Regulation” for a further discussion of the regulatory environment in which we conduct our businesses.

Fluctuations in foreign currency exchange rates could reduce our members’ equity and net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM.

We are exposed to fluctuations in foreign currencies. Our financial statements are denominated in U.S. Dollars and, for the year ended December 31, 2012, we received approximately 39% of our consolidated net revenue in other currencies, predominantly in euros and British pounds. In addition, we pay a significant amount of our expenses in such other currencies. The exchange rates of these currencies versus the U.S. Dollar affects the carrying value of our assets and liabilities as well as our revenues, expenses and net income. We do not generally hedge such foreign currency exchange rate exposure arising in our subsidiaries outside of the U.S. Fluctuations in foreign currency exchange rates may also make period to period comparisons of our results of operations difficult.

Fluctuations in foreign currency exchange rates also can impact the portfolios of our Asset Management clients. Client portfolios are invested in securities across the globe, although most portfolios are in a single base currency. Foreign currency exchange rate fluctuations can adversely impact investment performance for a client’s portfolio and also may affect the levels of our AUM. As our AUM include significant assets that are denominated in currencies other than U.S. dollars, an increase in the value of the U.S. Dollar relative to non-U.S. currencies may result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S. Dollar-denominated revenue in our Asset Management business. While this risk may be limited by foreign currency hedging, some risks cannot be hedged and some hedging activities may not be effective.

See Note 13 of Notes to Consolidated Financial Statements for additional information regarding the impact on members’ equity from currency translation adjustments.

Lazard Group is a holding company and therefore depends on its subsidiaries to make distributions to Lazard Group to enable it to service its obligations under its indebtedness.

Lazard Group depends on its subsidiaries, which conduct the operations of its businesses, for dividends and other payments to generate the funds necessary to meet its financial obligations, including payments of principal and interest on its indebtedness. However, none of Lazard Group’s subsidiaries is obligated to make funds available to it for servicing such financial obligations. In addition, legal and contractual restrictions in agreements governing current and future indebtedness, as well as financial conditions, minimum regulatory net capital and similar requirements and operating requirements of Lazard Group’s subsidiaries, currently limit and may, in the future, limit Lazard Group’s ability to obtain cash from its subsidiaries. The earnings from, or other available assets of, Lazard Group’s subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable Lazard Group to make payments with respect to its financial obligations when such payments are due. In addition, even if such earnings were sufficient, the agreements governing the current and future indebtedness of Lazard Group’s subsidiaries, regulatory requirements with respect to our broker-dealer and other regulated subsidiaries, foreign exchange controls and a variety of other factors may impede our subsidiaries’ ability to provide Lazard Group with sufficient dividends, distributions or loans to fund its financial obligations, when due.

Tax authorities may challenge our tax computations and classifications, our transfer pricing methods, and our application of related policies and methods.

Our tax returns are subject to audit by federal, local and foreign tax authorities. These authorities may successfully challenge certain tax positions or deductions taken by our subsidiaries. For example, tax authorities may contest intercompany allocations of fee income, management charges or interest charges among affiliates in different tax jurisdictions. While we believe that we have provided the appropriate required reserves (see Note 2 of Notes to Consolidated Financial Statements), it is possible that a tax authority may disagree with all, or a portion, of the tax benefits claimed. If a tax authority were to successfully challenge our positions, it could result in significant additional tax costs.

Outcome of future U.S. tax legislation is unknown at the present time.

The Executive Branch has not yet submitted its 2014 budget proposals to Congress. The 2013 budget proposals submitted on February 13, 2012 included several potential revenue generating items, including proposals to (i) limit the deduction of certain related party interest and (ii) limit or defer the deduction of interest attributable to foreign source income of foreign subsidiaries. In addition, members of Congress may propose legislation that, if enacted, would reclassify certain types of foreign corporations as U.S. corporations for U.S. tax purposes if the management and control of such entities occurs primarily within the U.S.

We are currently unable to predict the ultimate outcome of any of these proposals. If enacted in the form proposed in the 2013 budget submission, however, some of these proposals may increase Lazard’s effective tax rate during future periods.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2012. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could have a material adverse effect on our business.

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

Several employees of Lazard provide services to LFCM Holdings. Conflicts of interest may arise between LFCM Holdings and us in a number of areas relating to our past and ongoing relationships, including:

•	labor, tax, employee benefits, indemnification and other matters arising from the separation,

•	intellectual property and real property matters,

•	business combinations,

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements under the captions “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies, business plans and initiatives and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, the numerous risks and uncertainties outlined in “Risk Factors,” including the following:

•	a decline in general economic conditions or the global financial markets,

•	losses caused by financial or other problems experienced by third parties,

•	losses due to unidentified or unanticipated risks,

•	a lack of liquidity, i.e., ready access to funds, for use in our businesses, and

•	competitive pressure on our businesses and on our ability to retain our employees.

These risks and uncertainties are not exhaustive. Other sections of this Form 10-K may describe additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can management assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

The following table lists the properties used for the entire Lazard organization as of December 31, 2012, including properties used by the separated businesses. As a general matter, one or both of our Financial Advisory and Asset Management segments (as well as our Corporate segment) uses the following properties. We sublease to affiliates of LFCM Holdings certain office space, including office space that is used by the separated businesses. This includes subleasing 55,424 square feet principally relating to our lease in New York City located at 30 Rockefeller Plaza to affiliates of LFCM Holdings. Additionally, our London and other offices sublease 55,676 and 9,248 square feet, respectively, to third parties. We remain fully liable for the subleased space to the extent that affiliates of LFCM Holdings, or the third parties, fail to perform their obligations under the subleases for any reason.

Location	Square Footage	Offices
New York City	448,764 square feet of leased space	Principal office located at 30 Rockefeller Plaza
Other North America	149,806 square feet of leased space	Boston, Charlotte, Chicago, Houston, Los Angeles, Minneapolis, Montreal, San Francisco and Washington D.C.
Paris	168,923 square feet of owned and leased space	Principal office located at 121 Boulevard Haussmann
London	86,695 square feet of leased space	Principal office located at 50 Stratton Street
Other Europe	116,340 square feet of leased space	Amsterdam, Bordeaux, Brussels, Frankfurt, Hamburg, Lyon, Madrid, Milan, Stockholm and Zurich
Asia, Australia and Other	88,555 square feet of leased space	Beijing, Dubai City, Hong Kong, Melbourne, Mumbai, Perth, Riyadh, So Paulo, Seoul, Singapore, Sydney and Tokyo

Item 3.	Legal Proceedings

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

As of December 31, 2012, approximately 98.8% and 1.2% of our common membership interests are held by wholly-owned subsidiaries of Lazard Ltd and by LAZ-MD Holdings, respectively. Our co-managing member interests are held by two indirect wholly-owned subsidiaries of Lazard Ltd and our profit participation interests are held by various managing directors. There are no public trading markets for any of these interests.

Subsequent to the equity public offering, pursuant to provisions of its amended and restated Operating Agreement, Lazard Group distributions in respect of common membership interests are allocated to the holders of such interests on a pro rata basis. Such distributions represent amounts necessary to fund (i) dividends Lazard Ltd declares on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries and members of LAZ-MD Holdings incur as a result of holding Lazard Group common membership interests. During the years ended December 31, 2012, 2011 and 2010, Lazard Group distributed approximately $5.2 million, $4.4 million and $9.8 million, respectively, to LAZ-MD Holdings and approximately $135.1 million, $70.6 million and $50.6 million, respectively, to the subsidiaries of Lazard Ltd, which latter amounts were used by Lazard Ltd to pay dividends to holders of its Class A common stock. In addition, during the years ended December 31, 2011 and 2010, Lazard Group made tax distributions of approximately $17.5 million and $61.6 million, respectively, including $0.7 million and $9.5 million, respectively, paid to LAZ-MD Holdings, and approximately $16.8 million and $52.1 million, respectively, paid to subsidiaries of Lazard Ltd (no tax distributions were made during the year ended December 31, 2012).

Item 6.	Selected Financial Data

The following table sets forth the selected consolidated financial data for the Company for all years presented.

The consolidated statements of financial condition and operations data as of and for each of the years in the five-year period ended December 31, 2012 have been derived from Lazard Group’s consolidated financial statements. The audited consolidated statements of financial condition as of December 31, 2012 and 2011 and audited consolidated statements of operations for each of the years in the three year period ended December 31, 2012 are included in this Form 10-K. The audited consolidated statements of financial condition as of December 31, 2010, 2009 and 2008, and the audited consolidated statements of operations for the years ended December 31, 2009 and 2008, are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and related notes included in this Form 10-K.

Selected Consolidated Financial Data

	As Of Or For The Year Ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Consolidated Statements of Operations Data
Net Revenue:
Financial Advisory (a)	$1,049,090	$992,107	$1,119,867	$986,820	$1,022,913
Asset Management (b)	896,260	897,401	849,662	601,652	614,781
Corporate (c)	(37,220)	(55,947)	(65,024)	(58,509)	(82,725)

Net Revenue	1,908,130	1,833,561	1,904,505	1,529,963	1,554,969

Compensation and Benefits (d)	1,351,076	1,168,909	1,194,158	1,309,231	1,128,243
Other Operating Expenses (e)	435,461	422,861	463,538	402,720	384,697

Total Operating Expenses	1,786,537	1,591,770	1,657,696	1,711,951	1,512,940

Operating Income (Loss)	$121,593	$241,791	$246,809	$(181,988)	$42,029

Net Income (Loss)	$90,971	$214,383	$201,424	$(213,715)	$12,338

Net Income (Loss) Attributable to Lazard Group	$87,609	$210,705	$194,544	$(216,547)	$25,671

Consolidated Statements of Financial Condition Data
Total Assets	$3,048,380	$3,037,453	$3,336,284	$3,115,048	$2,885,582
Total Debt (f)	$1,094,713	$1,096,934	$1,249,753	$1,261,478	$1,264,575
Total Lazard Group Members’ Equity	$453,179	$614,344	$369,565	$155,371	$105,629
Total Members’ Equity	$529,087	$718,267	$490,447	$282,931	$126,510

Other Data
Assets Under Management:
As of December 31	$167,060,000	$141,039,000	$155,337,000	$129,543,000	$91,109,000
Average During Year	$155,549,000	$152,072,000	$137,381,000	$103,988,000	$122,828,000
Total Headcount, As of December 31	2,513	2,511	2,332	2,294	2,434
Notes (in thousands of dollars): (a) Financial Advisory net revenue consists of the following:
	For The Year Ended December 31,
	2012	2011	2010	2009	2008
M&A and Other Advisory	$792,928	$700,539	$714,059	$526,225	$814,660
Capital Raising	73,403	93,825	111,933	83,885	88,970

Total Strategic Advisory	866,331	794,364	825,992	610,110	903,630
Restructuring	182,759	197,743	293,875	376,710	119,283

Financial Advisory Net Revenue	$1,049,090	$992,107	$1,119,867	$986,820	$1,022,913

(b) Asset Management net revenue consists of the following:

	For The Year Ended December 31,
	2012	2011	2010	2009	2008
Management Fees	$806,044	$818,038	$715,885	$486,810	$568,436
Incentive Fees	43,661	26,245	86,298	74,795	34,961
Other Income	46,555	53,118	47,479	40,047	11,384

Asset Management Net Revenue	$896,260	$897,401	$849,662	$601,652	$614,781

(c)	“Corporate” includes interest expense (net of interest income), investment income (losses) from certain investments and net revenue earned by LFB through its money market desk and commercial banking operations, as well as any gains or losses from the extinguishment of debt.
(d)	Includes (i) in 2012, charges of $21,754 recorded in the first quarter pertaining to severance costs and benefit payments associated with staff reductions, including the acceleration of unrecognized amortization expense of deferred incentive compensation previously granted to individuals being terminated, and $99,987 recorded in the fourth quarter relating to the acceleration of unrecognized amortization expense pertaining to previously granted deferred incentive compensation, severance and benefit payments and other compensation-related costs relating to the cost saving initiatives announced by the Company in October 2012, (ii) in 2010, charges of $24,860 relating to the acceleration of amortization expense pertaining to the amendment of Lazard’s retirement policy with respect to RSU awards; (iii) in 2009, charges of $86,514 related to the acceleration of amortization expense relating to the vesting of RSUs held by Lazard’s former Chairman and Chief Executive Officer as the result of his death in October 2009 and $60,512 related to the accelerated vesting of the then unamortized portion of previously awarded deferred cash incentive awards; and (iv) in 2008, $197,550 relating to the compensation portion of the LAM Merger charge.
(e)	Includes (i) in 2012, non-compensation costs of $2,905 recorded in the first quarter associated with staff reductions and $2,589 recorded in the fourth quarter relating to the cost saving initiatives announced by the Company in October 2012, (ii) in 2010, restructuring expense of $87,108 related to the restructuring plan announced in the first quarter of 2010 and (iii) in 2009, restructuring expense of $62,550 related to the restructuring plan announced in the first quarter of 2009.
(f)	Represents the aggregate amount reflected in the Company’s consolidated statements of financial condition relating to senior debt, capital lease obligations and subordinated debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Summary

Lazard is one of the world’s preeminent financial advisory and asset management firms. We have long specialized in crafting solutions to the complex financial and strategic challenges of a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals. Founded in 1848 in New Orleans, we currently operate from 42 cities in key business and financial centers across 27 countries throughout Europe, North America, Asia, Australia, the Middle East and Central and South America.

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

Our principal sources of revenue are derived from activities in the following business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”) and other strategic matters, restructurings, capital structure, capital raising and various other financial matters, and

•

Asset Management, which offers a broad range of global investment solutions and investment management services in equity and fixed income strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.

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

Our consolidated net revenue was derived from the following segments:

	Year Ended December 31,
	2012	2011	2010
Financial Advisory	55%	54%	59%
Asset Management	47	49	45
Corporate	(2)	(3)	(4)

Total	100%	100%	100%

We also invest our own capital from time to time, generally alongside capital of qualified institutional and individual investors in alternative investments or private equity investments, and, since 2005, we have engaged in a number of alternative investments and private equity activities, including investments through (i) the Edgewater Funds (“Edgewater”), our Chicago-based private equity firm (see Note 12 of Notes to Consolidated Financial Statements), (ii) Lazard Australia Corporate Opportunities Fund 2 (“COF2”), a Lazard-managed Australian private equity fund targeting Australasian mid-market investments, (iii) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small-to mid cap European companies and (iv) a private equity fund targeting significant non-controlling investments in established public and private companies. We may explore and discuss opportunities to expand the scope of our alternative investment and private equity activities in Europe, the U.S. and elsewhere. These opportunities could include internal growth of new funds and direct investments by us, partnerships or strategic relationships, investments with third parties or acquisitions of existing funds or management companies. Also, consistent with our obligations to LFCM Holdings LLC (“LFCM Holdings”), we may explore discrete capital markets opportunities.

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

Overall, equity market indices at December 31, 2012 increased in both the U.S., and outside the U.S., when compared to such indices at December 31, 2011, with periods of significant volatility during the year. On an industry-wide basis, during 2012 M&A activity generally decreased as compared to 2011. Restructuring volume also declined in 2012, as compared to 2011, despite an increase in the number of corporate defaults.

Entering 2013, interest rates remain low and corporate cash balances remain high. Global macroeconomic conditions appear to be improving but remain uncertain, especially with respect to Europe. The breadth of our businesses has mitigated the impact of the European financial crisis. Although completed European M&A activity declined in 2012 and moderately affected our Financial Advisory business, we believe other advisory opportunities, including opportunities for our Sovereign Advisory and Capital Raising businesses, have offset the slowdown. In our Asset Management business, most of LAM’s European clients are invested with LAM primarily outside of Europe. Those who are invested in Europe are invested primarily in European fixed income, which has not had a significant impact on our Asset Management business. Nonetheless, the business situation in Europe remains challenging.

We intend to leverage our existing infrastructure to capitalize on any global macroeconomic recovery, any upturn in the M&A cycle, and any momentum in the global equity markets. We expect to generate revenue growth by remaining adequately staffed to capitalize on any macroeconomic recovery and deploying our intellectual capital to generate new revenue streams. We also remain focused on expense management and, in October 2012, announced a number of cost saving initiatives (the “cost saving initiatives”) relating to our operations. See “Cost Saving Initiatives” below and Note 16 of Notes to Consolidated Financial Statements.

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•	Financial Advisory – In the near- to mid-term, we expect that the U.S. macroeconomic environment likely will be the strongest of the developed economies. Certain legal decisions in the U.S. reinforce the importance of independent advice, and the global scale and breadth of our Financial Advisory business allows us to advise on large, complex cross-border transactions across a variety of industries. We continue to develop our range of advisory capabilities. In Europe, we believe our Sovereign Advisory, Restructuring and Capital Raising businesses have positive growth prospects. In addition, we believe our businesses throughout the emerging markets, Japan and Australia position us for growth in these markets, while strengthening and distinguishing our relationships with clients in developed economies. We recently integrated our Brazilian operations based in São Paulo. We also established the Lazard Africa initiative to leverage our sovereign and corporate expertise in the rapidly growing region, for our clients in both developed and developing countries.

•	Asset Management – Despite turbulent markets, we have recently seen investor demand across regions and investment platforms. In the short to intermediate term, we expect most of our growth will come from defined benefit and defined contribution plans in the developed economies because of their sheer scope and size. Over the longer term, we expect an increasing share of our AUM to come from the developing economies in Asia, Latin America and the Middle East, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Our global footprint is already well established in the developed economies and we expect our business in the developing economies will continue to expand. Given our globally diversified platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from growth that may occur in the asset management industry. We recently extended the global footprint of our Asset Management business by opening a new office in Zurich, and we are planning to open a new office in Singapore. We are continually developing and seeding new investment strategies that extend our existing platforms. Recent examples of growth initiatives include the following investment strategies: Emerging Market Debt, Core Emerging Markets, Real Estate, Managed Volatility Strategies, Asian Equities and Global Trend.

We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge continuously, and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all potentially applicable factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. See Item 1A, “Risk Factors” in this Form 10-K. Furthermore, net income and revenue in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

Overall, we continue to focus on the development of our business, including the generation of stable revenue and earnings growth, the prudent management of our costs and expenses, the efficient use of our assets and the return of equity to our members.

Certain data with respect to our Financial Advisory and Asset Management businesses are included below.

Financial Advisory

As reflected in the following table, which sets forth industry statistics for 2012 and 2011 regarding the value and number of completed and announced Global and Trans-Atlantic M&A transactions, the value and number of completed transactions in 2012 decreased compared to 2011, and reflected transactions with lower average values. However, Global and Trans-Atlantic announced M&A transactions increased in value during 2012 compared to 2011, but the number of transactions decreased in 2012 from 2011.

	Year Ended December 31,
	2012	2011	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
Global:
Value	$2,034	$2,360	(14)%
Number	28,861	31,705	(9)%
Trans-Atlantic:
Value	$158	$199	(21)%
Number	1,152	1,329	(13)%
Announced M&A Transactions:
Global:
Value	$2,544	$2,467	3%
Number	38,249	41,782	(8)%
Trans-Atlantic:
Value	$209	$169	24%
Number	1,378	1,558	(12)%

Source:	Thomson Reuters as of January 11, 2013.

Global restructuring activity during 2012, as measured by the value of debt defaults, decreased in 2012 from 2011. However, the number of issuers defaulting increased to 58 in 2012, according to Moody’s Investors Service, Inc., as compared to 38 in 2011.

Asset Management

As shown in the table below, major equity market indices at December 31, 2012 increased when compared to such indices at December 31, 2011. Global market indices at December 31, 2011 were mixed in the U.S., but declined outside the U.S., versus the corresponding indices at December 31, 2010.

	Percentage Changes December 31,
	2012 vs. 2011	2011 vs. 2010
MSCI World Index	13%	(8)%
CAC 40	15%	(17)%
DAX	29%	(15)%
FTSE 100	6%	(6)%
TOPIX 100	21%	(24)%
MSCI Emerging Market	15%	(20)%
Dow Jones Industrial Average	7%	6%
NASDAQ	16%	(2)%
S&P 500	13%	–%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM and the nature of the AUM product mix. Accordingly, market movements, foreign currency volatility and changes in our AUM product mix will impact the level of revenues we receive from our Asset Management business when comparing periodic results. A substantial portion of our AUM is invested in equities, and market movements reflected in the changes in Lazard’s AUM during the period generally correspond to the changes in global equity market indices. While our AUM at December 31, 2012 increased 18% versus AUM at December 31, 2011 (primarily reflecting market appreciation), our average AUM for 2012 increased 2% as compared to our average AUM in 2011.

Cost Saving Initiatives

On October 25, 2012, we announced a number of cost saving initiatives to reduce our expenses. These initiatives include streamlining our corporate structure and consolidating support functions; realigning our investments into areas with potential for the greatest long-term return; and creating greater flexibility to retain and attract the best people and invest in new growth areas. We expect these initiatives will result in improved profitability with minimal impact on revenue growth. A majority of these initiatives were implemented during the fourth quarter of 2012. Our objective is to realize approximately $125 million in annual savings from our existing cost base, with approximately $85 million relating to compensation and benefits expense, and approximately $40 million relating to non-compensation expense. We expect at least two-thirds of the expense savings to be realized in 2013, and we expect the full impact of the expense savings to be realized in 2014. We expect pre-tax implementation expenses to range between $110 million and $130 million and to primarily consist of compensation expense. We incurred $103 million of these expenses in the fourth quarter of 2012, and expect to incur the remainder of these expenses in the first half of 2013. Approximately 75% of the implementation expenses are expected to be paid in cash.

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

Lazard’s Asset Management segment principally includes Lazard Asset Management LLC (together with its subsidiaries, “LAM”), LFG and Edgewater. Asset Management net revenue is derived from fees for investment management and advisory services provided to clients. As noted above, the main driver of Asset Management net revenue is the level and product mix of AUM, which is generally influenced by the performance of the global equity markets and, to a lesser extent, fixed income markets and Lazard’s investment performance, which impacts its ability to successfully attract and retain assets. As a result, fluctuations (including timing thereof) in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. Asset Management fees are generally based on the level of AUM measured daily, monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations, currency fluctuations, changes in product mix, or net client asset flows will result in a corresponding increase or decrease in management fees. The majority of our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In addition, as Lazard’s AUM includes significant amounts of assets that are denominated in currencies other than U.S. Dollars, changes in the value of the U.S. Dollar relative to foreign currencies will impact the value of Lazard’s AUM. Fees vary with the type of assets managed and the vehicle in which they are managed, with higher fees earned on equity assets, alternative investment funds, such as hedge funds and private equity funds, and lower fees earned on fixed income and cash management products.

The Company earns performance-based incentive fees on various investment products, including traditional products and alternative investment funds, such as hedge funds and private equity funds.

For hedge funds, incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks or thresholds. The Company records incentive fees on traditional products and hedge funds at the end of the relevant performance measurement period, when potential uncertainties regarding the ultimate realizable amounts have been determined. The incentive fee measurement period is generally an annual period (unless an account terminates during the year). The incentive fees received at the end of the measurement period are not subject to reversal or payback. Incentive fees on hedge funds generally are subject to loss carryforward provisions in which losses incurred by the hedge funds in any year are applied against certain gains realized by the hedge funds in future periods before any incentive fees can be earned.

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

Corporate segment net revenue consists primarily of investment gains and losses on the Company’s “seed investments” in LAM equity and fixed income funds, principal investments in equities and alternative investment funds and “equity method” investments, net hedging activities, as well as gains and losses on investments held in connection with Lazard Fund Interests and on the extinguishment of debt (to the extent applicable), interest income and interest expense. Corporate net revenue also can fluctuate due to changes in the fair value of investments classified as “trading”, as well as due to changes in interest and currency exchange rates and in the levels of cash, investments and indebtedness. The Company holds no “available-for-sale” or “held-to-maturity” investments.

Although Corporate segment net revenue during 2012 represented (2)% of Lazard’s net revenue, total assets in the Corporate segment represented 55% of Lazard’s consolidated total assets as of December 31, 2012, which is attributable to investments in government bonds and money market funds, fixed income funds, alternative investment funds and other securities, private equity investments and cash.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of previously granted deferred incentive compensation awards, including (a) share-based incentive compensation under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”) and (b) Lazard Fund Interests awards and other similar deferred compensation arrangements (see Note 14 of Notes to Consolidated Financial Statements), (iii) a provision for discretionary or guaranteed cash bonuses and profit pools and (iv) when applicable, severance payments. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our operating and financial performance, staffing levels, competitive pay conditions and the nature of revenues earned, as well as the mix between current and deferred compensation.

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

•

We add (i) the grant date fair value of the deferred incentive compensation awards granted applicable to the relevant year-end compensation process (e.g. grant date fair value of deferred incentive awards granted in 2013, 2012 and 2011 related to the 2012, 2011 and 2010 year-end compensation processes, respectively) and (ii) investments in people (e.g. “sign-on” bonuses) and other special deferred incentive awards granted throughout the applicable year, with such amounts in (i) and (ii) reduced by an estimate of future forfeitures of such awards, and

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

Compensation and benefits expense is the largest component of our operating expenses. Our goal is for awarded compensation and benefits expense to rise at a slower rate than operating revenue growth, and if operating revenue declines, awarded compensation and benefits expense should also decline. In addition, we seek to maintain discipline with respect to the rate at which we award deferred compensation. Based on a similar level and mix of revenues from our business as in 2012 and a gradual improvement in the macroeconomic environment, we believe that over the cycle we can attain a ratio of awarded compensation and benefits expense to operating revenue in the mid-to-high-50s percentage range. While we have begun to implement initiatives, including the cost saving initiatives announced in October 2012 (see “Cost Saving Initiatives” above and Note 16 of Notes to Consolidated Financial Statements), that we believe will assist us in attaining a ratio within this range, there can be no guarantee that such a ratio will be attained or that our policies or initiatives will not change in the future. We may benefit from pressure on compensation costs within the financial services industry in future periods; however, increased competition for senior professionals, changes in the macroeconomic environment or the financial markets generally, lower operating revenue, changes in the mix of revenues from our businesses or various other factors could prevent us from attaining this goal.

Lazard’s operating expenses also include “non-compensation expense” (which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services and other expenses), amortization of intangible assets related to acquisitions and, in 2012, the relevant portion of the expense relating to the first quarter 2012 staff reductions and the implementation of the cost saving initiatives in the fourth quarter of 2012 and, in 2010, restructuring expense (see Note 16 of Notes to Consolidated Financial Statements”). Amortization of intangible assets relates primarily to the acquisition of Edgewater.

Provision for Income Taxes

Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income pertaining to the limited liability company is not subject to U.S. federal income taxes because taxes associated with such income represent obligations of the individual partners. Outside the U.S., Lazard Group operates principally through corporations and is subject to local income taxes. Income taxes shown on Lazard’s consolidated statements of operations are principally related to foreign taxes from non-U.S. entities and to New York City Unincorporated Business Tax (“UBT”) attributable to Lazard’s operations apportioned to New York City.

Noncontrolling Interests

Noncontrolling interests primarily consist of amounts related to Edgewater’s management vehicles that the Company is deemed to control but not own. See Note 13 of Notes to Consolidated Financial Statements for information regarding the Company’s noncontrolling interests.

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

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)

Net Revenue	$1,908,130	$1,833,561	$1,904,505

Operating Expenses:
Compensation and benefits	1,351,076	1,168,909	1,194,158
Non-compensation	427,102	410,946	368,563
Amortization of intangible assets related to acquisitions	8,359	11,915	7,867
Restructuring	–	–	87,108

Total operating expenses	1,786,537	1,591,770	1,657,696

Operating Income	121,593	241,791	246,809
Provision for income taxes	30,622	27,408	45,385

Net Income	90,971	214,383	201,424
Less – Net Income Attributable to Noncontrolling Interests	3,362	3,678	6,880

Net Income Attributable to Lazard Group	$87,609	$210,705	$194,544

Operating Income, As A % Of Net Revenue	6.4%	13.2%	13.0%

The tables below describe the components of operating revenue, adjusted and awarded compensation and benefits expense, adjusted non-compensation expense, earnings from operations and related key ratios, which are non-U.S. GAAP measures used by the Company to manage its business. We believe such non-U.S. GAAP measures provide the most meaningful basis for comparison between present, historical and future periods, as described above.

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Operating Revenue
Net revenue	$1,908,130	$1,833,561	$1,904,505
Add (deduct):
Other interest expense (a)	89,823	90,285	93,972
Revenue related to noncontrolling interests (b)	(14,104)	(16,696)	(16,277)
Gain on the repurchase of subordinated promissory note (c)	–	(18,171)	–
(Gains) losses on investments pertaining to Lazard Fund Interests (d)	(7,557)	3,024	–

Operating revenue	$1,976,292	$1,892,003	$1,982,200

(a)	Interest expense (excluding interest expense incurred by LFB) is added back in determining operating revenue because such expense is not considered to be a cost directly related to the revenues of our business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount.
(c)	Gain related to the repurchase of the Company’s subordinated promissory note is excluded because of the non-operating nature of such transaction.
(d)	Changes in the fair value of investments held in connection with Lazard Fund Interests and other similar deferred compensation arrangements that correspond to changes in the value of the related compensation liability, which is recorded within compensation and benefit expense, are excluded.

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Compensation and Benefits Expense
Total compensation and benefits expense	$1,351,076	$1,168,909	$1,194,158
Deduct:
Amendment of retirement policy (a)	–	–	(24,860)
Costs related to staff reductions (b)	(21,754)	–	–
Cost saving initiatives (b)	(99,987)	–	–
Noncontrolling interests (c)	(4,040)	(3,740)	(3,098)
(Charges) credits pertaining to Lazard Fund Interests (d)	(7,557)	3,024	–

Adjusted compensation and benefits expense	1,217,738	1,168,193	1,166,200
Deduct – amortization of incentive compensation awards	(334,796)	(289,366)	(240,533)

Total adjusted cash compensation and benefits expense (e)	882,942	878,827	925,667
Add:
Year-end deferred incentive compensation awards (f)	272,391	282,418	292,744
Sign-on and other special incentive awards (g)	42,088	39,941	27,255
Deduct – adjustment for estimated forfeitures (h)	(27,360)	(28,045)	(27,840)
Other adjustments (i)	1,354	(4,620)	3,291

Awarded compensation and benefits expense	$1,171,415	$1,168,521	$1,221,117

Adjusted compensation and benefits expense, as a % of Operating Revenue	61.6%	61.7%	58.8%

Awarded compensation and benefits expense, as a % of Operating Revenue	59.3%	61.8%	61.6%

(a)	Represents the acceleration of amortization expense in connection with the vesting of share-based incentive compensation awards related to the amendment of the Company’s retirement policy.
(b)	Represents expenses related to the first quarter 2012 staff reductions and the fourth quarter 2012 cost saving initiatives for (i) severance costs and benefit payments and (ii) the acceleration of unrecognized amortization expense of deferred incentive compensation previously granted to individuals whose employment is being terminated.
(c)	Expenses related to the consolidation of noncontrolling interests are excluded because, as is the case with operating revenue, Lazard has no economic interest in such amounts.
(d)	Changes in fair value of the derivative compensation liability recorded in connection with Lazard Fund Interests and other similar deferred compensation arrangements are excluded because such amounts correspond to the changes in the fair value of the underlying investments, which are excluded from operating revenue.
(e)	Includes base salaries and benefits of $515,769, $506,454 and $452,883 for 2012, 2011 and 2010, respectively, and cash incentive compensation of $367,173, $372,373 and $472,784 for the respective years.
(f)	Grant date fair value of deferred incentive compensation awards applicable to the relevant year-end compensation process (e.g. grant date fair value of deferred incentive awards granted in 2013, 2012 and 2011 related to the 2012, 2011 and 2010 year-end compensation processes, respectively).
(g)	Represents deferred incentive compensation awards that are granted outside the year-end compensation process, and includes investments in people (e.g. “sign-on” bonuses).
(h)	An estimate, based on historical experience and future expectations, for future forfeitures of the deferred portion of such awards in order to present awarded compensation and benefits expense on a similar basis to that under U.S. GAAP, which also considers estimated forfeitures.
(i)	Represents an adjustment to the year-end foreign exchange “spot” rate from the full year average rate for year- end incentive compensation awards.

	Year Ended December 31,
	2012	2011	2010
Adjusted Non-Compensation Expense
Total non-compensation expense	$427,102	$410,946	$368,563
Deduct:
Noncontrolling interests (a)	(2,558)	(2,008)	(2,004)
Costs related to staff reductions (b)	(2,905)	–	–
Cost saving initiatives (b)	(2,589)	–	–
Provision relating to U.K. lease (c)	–	(5,539)	–
Provision relating to LAI option (c)	–	(5,500)	–

Adjusted non-compensation expense	$419,050	$397,899	$366,559

Adjusted non-compensation expense, as a % of Operating Revenue	21.2%	21.0%	18.5%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because, as is the case with operating revenue, the Company has no economic interest in such amounts.
(b)	Non-compensation costs associated with the first quarter 2012 staff reductions and the fourth quarter 2012 cost saving initiatives are excluded to enhance comparability of adjusted non-compensation expense between present, historical and future periods.
(c)	These charges are excluded due to the non-recurring nature of such items and to enhance comparability of adjusted non-compensation expense between present, historical and future periods (see Notes 12 and 18 of Notes to Consolidated Financial Statements).

	Year Ended December 31,
	2012	2011	2010
Earnings From Operations
Operating revenue	$1,976,292	$1,892,003	$1,982,200
Deduct:
Adjusted compensation and benefits expense	(1,217,738)	(1,168,193)	(1,166,200)
Adjusted non-compensation expense	(419,050)	(397,899)	(366,559)

Earnings from operations	$339,504	$325,911	$449,441

Earnings from operations, as a % of Operating Revenue	17.2%	17.2%	22.7%

Certain additional key ratios and headcount information are set forth below:

	Year Ended December 31,
	2012	2011	2010
As a % of Net Revenue, by Revenue Category:
Investment banking and other advisory fees	54%	53%	58%
Money management fees	45	47	43
Interest income	1	1	1
Other	4	4	3
Interest expense	(4)	(5)	(5)

Net Revenue	100%	100%	100%

See Note 20 of Notes to Consolidated Financial Statements for additional financial information on a geographic basis.

	As Of December 31,
	2012(a)	2011	2010
Headcount:
Managing Directors:
Financial Advisory	151	140	129
Asset Management	75	71	64
Corporate	14	11	9
Other Employees:
Business segment professionals	1,108	1,092	999
All other professionals and support staff	1,165	1,197	1,131

Total	2,513	2,511	2,332

(a)	The full impact of recent headcount reductions will not be reflected until some time during 2013, which impact could be offset in part by investments.

Operating Results

Year Ended December 31, 2012 versus December 31, 2011

The Company reported net income attributable to Lazard Group in 2012 of $88 million, as compared to net income of $211 million in 2011. The changes in the Company’s operating results during these years are described below.

Net revenue in 2012 increased $75 million, or 4%, with operating revenue increasing $84 million, or 4%, respectively, as compared to 2011. Fee revenue from investment banking and other advisory activities increased $69 million, or 7%, primarily due to an increase in M&A and Other Advisory fees, partially offset by a decrease in Restructuring fees. The increase in M&A and Other Advisory fee revenue was primarily driven by the strong performance of Lazard Middle Market and the overall breadth and volume of our global M&A and Sovereign Advisory businesses. Higher fees were earned from our top 10 clients during 2012, reflecting the closing of several significant M&A and Sovereign Advisory transactions. The decrease in Restructuring fee revenue was generally in line with the industry-wide low level of corporate restructuring activity. Money management fees decreased $1 million during 2012. In the aggregate, interest income, other revenue and interest expense reflected an increase in net revenue of $7 million as compared to 2011. Such increase was principally due to increases in investment income (including a gain relating to the increase in market value of investments underlying Lazard Fund Interests, which are equally offset by a corresponding increase in compensation and benefits expense), that was partially offset by decreases in other revenue due to the $18 million gain on the repurchase of the Company’s subordinated promissory note in 2011, as well as decreases in referral fees from LFCM Holdings and commissions.

Compensation and benefits expense in 2012 increased $182 million, or 16%, compared to 2011, which, in part, reflected a $22 million first quarter 2012 charge associated with staff reductions and a fourth quarter 2012 charge of $100 million related to the cost saving initiatives. Such charges primarily relate to severance costs and benefit payments, with $8 million and $22 million of the respective charges relating to the acceleration of unrecognized amortization expense of deferred incentive compensation previously granted to individuals being terminated. Amortization expense of previously granted deferred incentive compensation awards related to 2008 deferred compensation (the “2008 grant”), which had a comparatively longer, four year vesting period, also contributed to the increase.

Adjusted compensation and benefits expense (which excludes certain items which we believe allows for improved comparability between years, as described above), was $1.218 billion in 2012, an increase of $50 million, or 4%, when compared to $1.168 billion in 2011. The ratio of adjusted compensation and benefits expense to operating revenue was reduced to 61.6% for 2012 as compared to 61.7% for 2011, despite the 4% increase in operating revenue during the same period. In 2012, amortization expense relating to the 2008 Grant represented approximately 2.0% of operating revenue. As described above, when analyzing compensation and benefits expense on a full year basis, we believe that awarded compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years. Awarded compensation and benefits expense in 2012 of $1.171 billion remained substantially unchanged when compared to $1.169 billion for 2011, despite the 4% increase in operating revenue during the same period. The ratio of awarded compensation and benefits expense to operating revenue was reduced to 59.3% in 2012 as compared to 61.8% for 2011. The grant date fair value of year-end deferred incentive compensation awards for 2012 was $272 million, representing a $10 million, or 4%, decrease compared to 2011.

Amortization of deferred incentive compensation awards, excluding the above-mentioned charges of $8 million and $22 million relating to the first quarter 2012 staff reductions and fourth quarter 2012 cost saving initiatives, respectively, was $335 million in 2012, as compared to $289 million in 2011. Amortization expense during 2012 included approximately $40 million related to the 2008 grant, which had a four year vesting period, and is the only outstanding grant with a vesting period in excess of three years. For the full year of 2013, we currently expect that amortization expense will approximate $300 million, a decrease of $35 million as compared to 2012. The expected reduction is primarily related to the full vesting of the 2008 grant in early 2013.

Non-compensation expense in 2012 increased $16 million, or 4%, as compared to 2011. Non-compensation expense in 2012 included a first quarter charge of $3 million associated with the staff reductions and a fourth quarter charge of an additional $3 million related to the cost saving initiatives, while the fourth quarter of 2011 included aggregate charges of $11 million related to the Company’s leased facilities in the U.K. and the write-off of the capitalized costs related to the Company’s option to acquire the fund management activities of Lazard Alternative Investment Holdings LLC (“LAI”). When excluding such charges, as well as non-compensation costs relating to noncontrolling interests, adjusted non-compensation expense in 2012 increased $21 million, or 5%, primarily attributable to (i) higher occupancy costs in 2012 as a result of our amended lease and associated build-out costs of our Rockefeller Center facility, (ii) deal-related costs specifically related to transactions that closed in 2012 and (iii)

investments in technology, with such increased costs partially offset by decreased professional fees, mutual fund servicing fees, travel and other expenses. The ratio of adjusted non-compensation expense to operating revenue was 21.2% in 2012 versus 21.0% for 2011.

Amortization of intangible assets decreased $4 million, or 30%, as compared to 2011.

Operating income in 2012 (including the charges that are described above relating to staff reductions and cost saving initiatives aggregating $25 million and $103 million, respectively) decreased $120 million, or 50%, as compared to operating income in 2011. Operating income, as a percentage of net revenue, was 6.4%, as compared to 13.2% in 2011.

Earnings from operations increased $14 million, or 4%, when compared to 2011, and, as a percentage of operating revenue, was 17.2% in both 2012 and 2011.

The provision for income taxes increased $3 million, or 12%, when compared to 2011, and reflected an effective tax rate of 25.2% as compared to 11.3% for 2011. The increase in the effective tax rate is primarily reflective of the geographic mix of earnings.

Net income attributable to noncontrolling interests was substantially unchanged compared to 2011.

Year Ended December 31, 2011 versus December 31, 2010

The Company reported net income attributable to Lazard Group of $211 million in 2011 as compared to $195 million in 2010. The changes in the Company’s operating results during these years are described below.

Net revenue decreased by $71 million, or 4%, with operating revenue decreasing by $90 million, or 5%, as compared to 2010. Fees from investment banking and other advisory activities decreased $135 million, or 12%, reflecting the continued cyclical decline in restructuring activity and the number of corporate debt defaults, as well as a slowdown in overall M&A activity. Money management fees, including incentive fees, increased $47 million, or 6%, principally reflecting a $15 billion, or 11%, increase in average AUM for 2011, partially offset by a $60 million, or 70%, decline in incentive fees earned. In the aggregate, interest income, other revenue and interest expense reflected an increase in net revenue of $17 million as compared to 2010. The increase was primarily due to a gain of $18 million related to the repurchase of the Company’s subordinated promissory note in 2011, as well as decreases in interest expense reflecting the repurchase of the subordinated promissory note. Such increases were partially offset by decreases in referral fees from LFCM Holdings, foreign exchange gains, commission revenue and net investment losses in 2011 (including a loss related to the decline in market value of investments underlying Lazard Fund Interests, which was equally offset by a corresponding reduction in compensation and benefits expense), as compared to net investment gains in 2010.

Compensation and benefits expense in 2011 was $1.169 billion, as compared to $1.194 billion in 2010. The decrease of $25 million in 2011 was principally due to the costs associated with the acceleration of amortization expense recognized in the first quarter of 2010 in connection with the vesting of share-based incentive compensation awards related to the amendment of the Company’s retirement policy. Adjusted compensation and benefits expense (which excludes certain items, and which we believe allows for improved comparability between years as described above) was $1.168 billion in 2011, substantially unchanged when compared to $1.166 billion in 2010. The resulting ratios of adjusted compensation and benefits expense to operating revenue were 61.7% and 58.8% for 2011 and 2010, respectively. The increase in the 2011 ratio reflects increases in base salaries of $54 million, or 12%, and amortization expense for deferred incentive compensation of $49 million, or 20%, which in the aggregate were offset by a decrease in cash incentive compensation of $100 million, or 21%.

As described above, when analyzing compensation and benefits expense on a full year basis, we believe that awarded compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years. Awarded compensation and benefits expense in 2011 of $1.169 billion decreased $53 million, or 4%, when compared to $1.221 billion for 2010, roughly in line with the 5% decline in operating revenue, despite significant investments in new hires in both of our businesses. The resulting ratio of awarded compensation and benefits expense to operating revenue was substantially unchanged when comparing 2011 to 2010 at 61.8% and 61.6%, respectively. The grant date fair value of year-end deferred incentive compensation awards for 2011 was $282 million, representing a $10 million, or 4%, decrease compared to 2010.

Non-compensation expense in 2011 was $411 million, an increase of $42 million, or 12%, as compared to $369 million in 2010. Non-compensation expense in the fourth quarter of 2011 included aggregate charges of $11 million relating to the Company’s leased facilities in the U.K. and the write-off of the capitalized costs related to the Company’s option to acquire the fund management activities of LAI (see Notes 12 and 18 of Notes to Consolidated Financial Statements). When excluding such charges, as well as non-compensation costs relating to noncontrolling interests, non-compensation expense increased by $31 million, or 9%, primarily reflecting (i) higher costs associated with investments in the business, including technology and related consulting, recruitment fees and, to a lesser extent, occupancy-related costs related to new and amended leases and (ii) increased costs related to a higher level of business activity, including transactional and AUM-based costs within our Asset Management business and travel expenditures in both our Financial Advisory and Asset Management businesses. The ratio of adjusted non-compensation expense to operating revenue was 21.0% in 2011 versus 18.5% for 2010.

Amortization of intangible assets in 2011 increased by $4 million, primarily due to increased amortization relating to the Edgewater acquisition.

Operating income in 2011 was $242 million, a decrease of $5 million, or 2%, as compared to operating income of $247 million in 2010 and, as a percentage of net revenue, was 13.2% and 13.0% in 2011 and 2010, respectively.

Earnings from operations decreased $124 million, or 27%, when compared to 2010, and, as a percentage of operating revenue, was 17.2% as compared to 22.7% in 2010.

The provision for income taxes was $27 million and $45 million in 2011 and 2010, respectively, representing effective tax rates of 11.3% and 18.4% in 2011 and 2010, respectively. The decrease in the effective tax rate is primarily reflective of the geographic mix of earnings.

Net income attributable to noncontrolling interests was $4 million and $7 million in 2011 and 2010, respectively reflecting a decrease in the noncontrolling interest in 2011 relating to Edgewater.

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

Financial Advisory

The following tables summarize the reported operating results attributable to the Financial Advisory segment:

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
M&A and Other Advisory	$792,928	$700,539	$714,059
Capital Raising	73,403	93,825	111,933

Total Strategic Advisory	866,331	794,364	825,992
Restructuring	182,759	197,743	293,875

Net Revenue	1,049,090	992,107	1,119,867
Operating Expenses (a)	1,057,620	929,688	950,968

Operating Income (Loss)	$(8,530)	$62,419	$168,899

Operating Income (Loss), As A Percentage Of Net Revenue	(0.8)%	6.3%	15.1%

(a)	Includes, in 2012, $77,532 associated with the implementation of the cost saving initiatives and, in 2010, $19,571 associated with the amendment of the Company’s retirement policy. All years include indirect support costs (including compensation and benefits expense and other operating expenses related thereto).

Net revenue trends in Financial Advisory for M&A and Other Advisory and Restructuring are generally correlated to the volume of completed industry-wide M&A and restructuring transactions occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in non-public or sovereign advisory assignments. While the industry statistics for global completed M&A transactions described above reflect a 14% decrease in M&A activity in 2012 as compared to 2011, our M&A and Other Advisory revenue (which includes Sovereign and Government Advisory revenue) increased 13% in 2012 as compared to 2011.

Certain Lazard fee and transaction statistics are set forth below:

	Year Ended December 31,
	2012	2011	2010
Lazard Statistics:
Number of clients with fees greater than $1 million:
Total Financial Advisory	255	241	255
M&A and Other Advisory	190	166	170
Percentage of total Financial Advisory net revenue from top 10 clients (a)	18%	14%	16%
Number of M&A transactions completed with values greater than $1 billion (b)	43	51	39

(a)	No individual client constituted more than 10% of our Financial Advisory segment net revenue in the years ended December 31, 2012, 2011 or 2010.
(b)	Source: Thomson Reuters as of January 11, 2013.

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

	Year Ended December 31,
	2012	2011	2010
United States	58%	55%	58%
Europe	34	38	37
Rest of World	8	7	5

Total	100%	100%	100%

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

Financial Advisory Results of Operations

Year Ended December 31, 2012 versus December 31, 2011

Total Strategic Advisory net revenue, representing fees from M&A and Other Advisory and Capital Raising businesses, increased $72 million, or 9%, and Restructuring revenue decreased $15 million, or 8%, as compared to 2011.

M&A and Other Advisory revenue increased $92 million, or 13%, as compared to 2011. Capital Raising revenue decreased $20 million, or 22%. The increase in M&A and Other Advisory revenue was primarily due to the strong performance of Lazard Middle Market and a higher level of fees earned from our top 10 clients, reflecting the closing of several significant M&A and Sovereign Advisory transactions. Our major clients, which in the aggregate represented 25% of our M&A and Other Advisory revenue for the year, included Aeroporti di Roma, Azur Pharm, BTA Bank JSC, Caisse des Dépôts, Delphi Financial Group, GlaxoSmithKline, Google, Government of Greece, Medco Health Solutions, Pireaus Bank and Progress Energy. The decrease in Capital Raising revenue in 2012 was primarily attributable to a decrease in referral fees from LFCM Holdings and a decrease in private placement activity.

Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings, distressed asset sales and advice on complex on- and off-balance sheet assignments. The decrease in Restructuring revenue in 2012 was generally in line with the industry-wide low level of corporate restructuring activity. Notable assignments completed in 2012 included assignments for Cemex, Eastman Kodak, Lehman Brothers, NewPage Corporation and Tribune Company.

Operating expenses increased $128 million, or 14%, as compared to 2011. The primary contributors to the increase were a fourth quarter 2012 charge aggregating $78 million related to the cost saving initiatives, as well as higher levels of compensation and benefits expense (see the discussion regarding compensation and benefits expense described above under “Operating Results–Year Ended December 31, 2012 versus December 31, 2011”), transaction-related third party fees specifically related to transactions that closed in 2012 and occupancy costs as a result of our amended lease and associated buildout costs of our Rockefeller Center facility.

Financial Advisory operating loss in 2012 was $9 million (with such amount including the impact of the $78 million charge related to the cost saving initiatives), a decrease of $71 million as compared to operating income of $62 million in 2011 and, as a percentage of net revenue, was (0.8)% as compared to 6.3% in 2011. Excluding the impact of such charge in 2012, operating income in 2012 was $69 million, an increase of $7 million, or 11%, as compared to operating income of $62 million in 2011.

Year Ended December 31, 2011 versus December 31, 2010

Total Strategic Advisory net revenue in 2011, representing fees from M&A and Other Advisory and Capital Raising businesses, decreased $32 million, or 4%, and Restructuring revenue declined $96 million, or 33%, as compared to 2010.

M&A and Other Advisory revenue in 2011 decreased $14 million, or 2%. Capital Raising revenue in 2011 decreased $18 million, or 16%. The decrease in M&A and Other Advisory revenue in 2011 was principally due to a general slowdown in activity and resulted in lower average fees per M&A and Other Advisory transaction. Our major clients, which in the aggregate represented 25% of our M&A and Other Advisory revenue for the year, included Atria Senior Living Group, Clayton Dubilier & Rice, IBM, Landis + Gyr, Parmalat Spa, Progress Energy, Qwest Communications International, Royalty Pharmaceuticals, Smurfit Stone Container and Weather Investments. The decrease in Capital Raising revenue in 2011 was primarily attributable to a lower level of closings by our Private Fund Advisory group.

The decline in Restructuring revenue was driven by a cyclical decline in global restructuring activity, resulting in a lower number of active assignments in 2011, as compared to the prior year, and a corresponding decrease in completion fees. Notable assignments completed in 2011 included Energy Alloys, Nortel Networks, Station Casinos and Westgate Resorts.

Operating expenses decreased $21 million, or 2%, as compared to 2010, primarily due to a $20 million charge relating to the acceleration of amortization expense recognized in the first quarter of 2010 in connection with the vesting of share-based incentive compensation awards related to the amendment of the Company’s retirement policy. Excluding such item, operating expenses were substantially unchanged when compared to 2010. Declines in compensation and benefits expense in 2011 were offset by higher costs principally related to travel and recruiting expenses.

Financial Advisory operating income in 2011 was $62 million, a decrease of $107 million, as compared to operating income of $169 million in 2010 (with such latter amount including the impact of the $20 million charge described above) and, as a percentage of net revenue, was 6.3% as compared to 15.1% in 2010. Excluding the impact of such charge in 2010, operating income in 2011 decreased $126 million, as compared to operating income of $188 million in 2010.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of December 31,
	2012	2011	2010
	($ in millions)
AUM:
International Equities	$35,919	$27,599	$32,037
Global Equities	82,094	68,584	77,965
U.S. Equities	20,158	20,179	21,298

Total Equities	138,171	116,362	131,300

European and International Fixed Income	16,140	12,293	12,249
Global Fixed Income	3,011	2,350	1,705
U.S. Fixed Income	3,567	3,107	3,190

Total Fixed Income	22,718	17,750	17,144

Alternative Investments	4,600	5,349	5,524
Private Equity	1,398	1,486	1,294
Cash Management	173	92	75

Total AUM	$167,060	$141,039	$155,337

Average AUM for the years ended December 31, 2012, 2011 and 2010 is set forth below. Average AUM is generally based on an average of quarterly ending balances for the respective years.

	Years Ended December 31,
	2012	2011	2010
	($ in millions)
Average AUM	$155,549	$152,072	$137,381

Total AUM at December 31, 2012 increased $26 billion, or 18%, as compared to total AUM of $141 billion at December 31, 2011, primarily due to market appreciation. Average AUM for the year ended December 31, 2012 was 2% higher than that for 2011. International, Global and U.S. equities represented 22%, 49% and 12% of total AUM at December 31, 2012, substantially unchanged from the respective percentages at December 31, 2011.

Total AUM at December 31, 2011 decreased $14 billion, or 9%, as compared to total AUM of $155 billion at December 31, 2010, primarily due to market depreciation and, to a lesser extent, the negative impact of the stronger U.S. Dollar versus foreign currencies. However, average AUM for the year ended December 31, 2011 was 11% higher than that for 2010. International, Global and U.S. equities represented 20%, 49% and 14% of total AUM at December 31, 2011, substantially unchanged from the respective percentages at December 31, 2010.

As of December 31, 2012, approximately 91% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 9% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, with such percentages substantially unchanged from the corresponding percentages at December 31, 2011.

As of December 31, 2012, AUM denominated in foreign currencies represented approximately 62% of our total AUM, as compared to 61% at December 31, 2011. Foreign denominated AUM generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens.

The following is a summary of changes in AUM for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	($ in millions)
AUM—Beginning of Year	$141,039	$155,337	$129,543
Net Flows (a)	2,741	(1,048)	9,346
Market and Foreign Exchange Appreciation (Depreciation)	23,280	(13,250)	16,448

AUM—End of Year	$167,060	$141,039	$155,337

(a)	Includes inflows of $27,343, $24,114 and $34,161 and outflows of $24,602, $25,162 and $24,815 for the years ended December 31, 2012, 2011 and 2010, respectively.

During the year ended December 31, 2012, most of the inflows were attributable to International Equities and Emerging Markets Debt products, primarily due to increased investments in existing accounts, as well as new accounts. Most of the outflows in 2012 were attributable to Emerging Markets, U.S. and Global Thematic Equity products, due to withdrawals from existing accounts.

During the year ended December 31, 2011, most of the inflows were attributable to Global Equities and resulted from increased investments in existing accounts, as well as new accounts gained. Most of the outflows in 2011 were attributable to Global and International Equities and, to a lesser extent, International and U.S. Fixed Income products.

As of February 17, 2013, AUM was $172.6 billion, a $5.5 billion increase since December 31, 2012. The increase in AUM was due to market and foreign exchange appreciation of $6.0 billion, partially offset by net outflows of $0.5 billion.

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Revenue:
Management Fees	$806,044	$818,038	$715,885
Incentive Fees	43,661	26,245	86,298
Other Income	46,555	53,118	47,479

Net Revenue	896,260	897,401	849,662
Operating Expenses (a)	659,502	628,945	584,348

Operating Income	$236,758	$268,456	$265,314

Operating Income, As A Percentage of Net Revenue	26.4%	29.9%	31.2%

(a)	In 2012, includes $12,789 associated with the implementation of the cost saving initiatives and, in 2010, $2,902 associated with the amendment of the Company’s retirement policy. All years include indirect support costs (including compensation and benefits expense and other operating expenses related thereto).

Our top ten clients accounted for 23%, 22% and 22% of our total AUM at December 31, 2012, 2011 and 2010, respectively, and no individual client constituted more than 10% of our Asset Management segment net revenue during any of the respective years.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Year Ended December 31,
	2012	2011	2010
United States	63%	60%	59%
Europe	26	29	31
Rest of World	11	11	10

Total	100%	100%	100%

Asset Management Results of Operations

Year Ended December 31, 2012 versus December 31, 2011

Asset Management net revenue decreased $1 million as compared to 2011. Management fees decreased $12 million, or 1%, as compared to 2011, primarily driven by a change in the product mix of average AUM, partially offset by a 2% increase in average AUM. Incentive fees increased $17 million, or 66%, as compared to 2011, primarily due to fees related to alternative investment products. Other revenue decreased $7 million, or 12%, as compared to 2011, primarily due to a decline in commissions from an unusually strong 2011.

Operating expenses increased $31 million, or 5%, as compared to 2011, due to a fourth quarter 2012 charge aggregating $13 million related to the cost saving initiatives, as well as an increase in compensation and benefits expense (see the discussion regarding compensation and benefits expense described above under “Operating

Results—Year Ended December 31, 2012 versus December 31, 2011”) and higher occupancy costs in 2012 associated with our amended lease and build-out costs of our Rockefeller Center facility. These increases were partially offset by lower professional fees and fees for fund administration.

Asset Management operating income in 2012 was $237 million (including the impact of the $13 million charge related to the cost saving initiatives), a decrease of $31 million, or 12%, as compared to operating income of $268 million in 2011 and, as a percentage of net revenue, was 26.4% as compared to 29.9% in 2011. Excluding the impact of such charge in 2012, operating income in 2012 was $250 million, a decrease of $18 million, or 7%, as compared to operating income of $268 million in 2011.

Year Ended December 31, 2011 versus December 31, 2010

Asset Management net revenue in 2011 increased $48 million, or 6%, as compared to 2010. Management fees increased $102 million, or 14%, as compared to 2010, driven primarily by an 11% increase in average AUM, as well as a favorable change in the mix of average AUM into higher margin equity products. Incentive fees, consisting of traditional long-only and alternative investment strategies, decreased $60 million, or 70%, as compared to 2010, principally due to difficult market conditions. Other income increased $6 million, or 12%, as compared to 2010, primarily due to increased interest, commission and custody fee income.

Operating expenses in 2011 increased $45 million, or 8%, as compared to 2010. The principal contributors to the increase were higher fees for fund administration and outsourced services and increased business development expenses for travel and market related data due to the increased level of business activity, transactions and average AUM and higher compensation expense.

Asset Management operating income in 2011 was $268 million, an increase of $3 million, as compared to operating income of $265 million in 2010 (with such latter amount including a $3 million charge related to the acceleration of amortization expense recognized in the first quarter of 2010 in connection with the vesting of share-based incentive compensation awards related to the amendment of the Company’s retirement policy) and, as a percentage of net revenue, was 29.9%, as compared to 31.2% in 2010. Excluding the impact of the $3 million charge described above, operating income in 2011 was substantially unchanged from 2010.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Year Ended December 31,
	2012	2011	2010
	($ in thousands)
Interest Income	$15,096	$13,926	$19,381
Interest Expense	(91,309)	(92,066)	(100,296)

Net Interest (Expense)	(76,213)	(78,140)	(80,915)
Other Revenue	38,993	22,193	15,891

Net Revenue (Expense)	(37,220)	(55,947)	(65,024)
Operating Expenses	69,415	33,137	122,380

Operating Loss	$(106,635)	$(89,084)	$(187,404)

Corporate Results of Operations

Year Ended December 31, 2012 versus December 31, 2011

Net interest expense decreased $2 million, or 2%, as compared to 2011.

Other revenue increased $17 million, primarily due to increased net investment gains in 2012, including an increase in the gain in the value of investments held in connection with Lazard Fund Interests of $11 million, partially offset by an $18 million gain in 2011 on the repurchase of the Company’s subordinated promissory note.

Operating expenses in 2012 (including the above-mentioned $25 million charge in the first quarter of 2012 relating to staff reductions and a fourth quarter 2012 charge aggregating $12 million related to the cost saving initiatives) increased $36 million. Excluding the impact of such charges, as well as aggregate charges of $11 million in 2011 relating to the Company’s leased facilities in the U.K. and the write-off of the capitalized costs relating to the Company’s option to acquire the fund management activities of LAI, operating expenses in 2012 increased $10 million, or 47%, as compared to 2011, primarily relating to (i) occupancy costs, as a result of our amended lease and associated build-out costs of our Rockefeller Center facility, (ii) compensation and benefits expense, including an increase in expense associated with Lazard Fund Interests and (iii) technology costs.

Year Ended December 31, 2011 versus December 31, 2010

Net interest expense decreased $3 million, or 3%, as compared to 2010.

Other revenue in 2011 increased $6 million, or 40%, and includes a pre-tax gain of $18 million related to the Company’s repurchase of its subordinated promissory note, partially offset by investment losses of $12 million.

Operating expenses in 2011 decreased $89 million, primarily related to the net adverse impact of an aggregate $89 million of charges in 2010 regarding (i) the acceleration of amortization expense of $2 million in 2010 in connection with the vesting of share-based incentive compensation awards related to the amendment of the Company’s retirement policy and (ii) an $87 million restructuring charge in 2010. When excluding such 2010 charges, operating expenses in 2011 were essentially unchanged as compared to 2010. Increased expenses in the fourth quarter of 2011 related to the U.K. lease write-off and the write-off of the capitalized costs related to our option to acquire the fund management activities of LAI were primarily offset by decreased expenses in 2011 for compensation and lower expenses related to secondary offerings as compared to 2010.

Cash Flows

The Company’s cash flows are influenced by the timing of the receipt of Financial Advisory and Asset Management fees, the timing of distributions to shareholders, payments of incentive compensation to managing directors and employees and purchases of Class A common stock and, in 2011, repurchases of debt. M&A, and Other Advisory, and Asset Management fees are generally collected within 60 days of billing, while Restructuring fee collections may extend beyond 60 days, particularly those that involve bankruptcies with court-ordered holdbacks. Fees from our Private Fund Advisory activities are generally collected over a four-year period from billing and typically include an interest component.

The Company makes cash payments for, or in respect of, a significant portion of its incentive compensation during the first three months of each calendar year with respect to the prior year’s results. In addition, during the fourth quarter of 2012, the Company (i) made cash payments, including severance payments, associated with the cost saving initiatives announced in October 2012 (see “Cost Saving Initiatives” above and Note 16 of Notes to Consolidated Financial Statements), with additional cash payments expected to be paid during the first half of 2013, (ii) distributed additional amounts to members, which Lazard Ltd utilized to pay a special dividend and accelerated the payment of its fourth quarter dividend and (iii) made certain incentive compensation payments with respect to the 2012 operating results.

Summary of Cash Flows:

	Year Ended December 31,
	2012	2011
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$91.0	$214.4
Noncash charges (a)	403.8	308.6
Other operating activities (b)	66.6	(134.0)

Net cash provided by operating activities	561.4	389.0

Investing activities	(84.9)	(45.3)
Financing activities (c)	(464.6)	(541.5)
Effect of exchange rate changes	12.6	(6.0)

Net Increase (Decrease) in Cash and Cash Equivalents	24.5	(203.8)
Cash and Cash Equivalents:
Beginning of Year	821.0	1,024.8

End of Year	$845.5	$821.0

(a) Consists of the following:

Depreciation and amortization of property	$30.9	$24.6
Amortization of deferred expenses, share based incentive compensation and interest rate hedge	360.0	299.7
Deferred tax provision (benefit)	(1.1)	(9.4)
Amortization of intangible assets related to acquisitions	8.4	11.9
Loss on sale of intercompany receivable	5.6	–
Gains on extinguishment of debt	–	(18.2)

Total	$403.8	$308.6

(b)	Includes net changes in operating assets and liabilities, including, in 2011, outflows of approximately $90 million associated with the obligation under the 2008 LAM Merger transaction and approximately $57 million in aggregate for LAM seed and private equity investments.
(c)	Consists primarily of purchases of shares of Class A common stock, tax withholdings related to the settlement of vested restricted stock unit awards (“RSUs”), distributions to members and noncontrolling interest holders, and activity relating to borrowings, including, in 2011, the repurchase of the Company’s 3.25% subordinated promissory note.

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

Liquidity is significantly impacted by cash payments for, or in respect of, incentive compensation, a significant portion of which are made during the first three months of the year. As a consequence, cash on hand generally declines in the beginning of the year and gradually builds over the remainder of the year. We also pay certain tax advances during the year on behalf of our managing directors, which serve to reduce their respective incentive compensation payments. We expect this seasonal pattern of cash flow to continue. We expect liquidity also to be impacted by cash payments, including severance payments, associated with the cost saving initiatives announced in October 2012 (see “Cost Saving Initiatives” above and Note 16 of Notes to Consolidated Financial Statements), the remaining portion of which we expect will be paid during the first half of 2013.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, purchases of shares of Class A common stock and Lazard Group common membership interests and matters relating to liquidity and to compliance with regulatory net capital requirements. At December 31, 2012, Lazard Group had approximately $846 million of cash, with such amount including approximately $392 million held at Lazard’s operations outside the U.S.. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from its foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of December 31, 2012, Lazard had approximately $301 million in unused lines of credit available to it, including a $150 million, three-year, senior revolving credit facility with a group of lenders that expires in September 2015 (the “Credit Facility”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $92 million (at December 31, 2012 exchange rates) and Edgewater of $55 million. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

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

Financing Activities

The table below sets forth our corporate indebtedness as of December 31, 2012 and 2011.

	Maturity Date	As of December 31,		Increase (Decrease)
		2012	2011
		($ in millions)
Senior Debt:
7.125%	2015	$528.5	$528.5	$–
6.85%	2017	548.4	548.4	–

Total Senior Debt		$1,076.9	$1,076.9	$–

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is owing to the lending bank group, the Credit Facility includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended December 31, 2012, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.90 to 1.00 and its Consolidated Interest Coverage Ratio being 8.04 to 1.00. In any event, no amounts were outstanding under the Credit Facility as of December 31, 2012.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At December 31, 2012, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 11 of Notes to Consolidated Financial Statements for additional information regarding senior and subordinated debt.

Members’ Equity

At December 31, 2012, total members’ equity was $529 million, as compared to $718 million and $490 million at December 31, 2011 and 2010, respectively, including $453 million, $614 million and $370 million attributable to Lazard Group on the respective dates. The net activity in members’ equity during the years ended December 31, 2012 and 2011 is reflected in the table below (in millions of dollars):

	Year Ended December 31,
	2012	2011
Members’ Equity—Beginning of Year	$718	$490

Increase (decrease) due to:
Net income	91	214
Amortization of share-based incentive compensation	310	275
Common membership interests issued in connection with business acquisitions	4	53
Delivery of Class A common stock in connection with business acquisitions	–	104
Purchase of Class A common stock and Lazard Group common membership interests	(332)	(174)
Delivery of Class A common stock in connection with share-based incentive compensation	(46)	(93)
Modification of equity incentive compensation award	(27)	–
Distributions to members and noncontrolling interests, net	(161)	(113)
Deconsolidation of investment companies	(11)	–
AOCI (including noncontrolling interests’ portion thereof)(*)	(13)	(44)
Other—net	(4)	6

Members’ Equity—End of Year	$529	$718

(*) Includes:
Net foreign currency translation adjustments	$22	$(9)
Employee benefit plans and other adjustments	(35)	(35)

Total	$(13)	$(44)

In February 2011, October 2011, April 2012 and October 2012 the Board of Directors of Lazard Ltd authorized the repurchase of up to $250 million, $125 million, $125 million and $200 million, respectively, in aggregate cost of Class A common stock and Lazard Group common membership interests through December 31, 2012, December 31, 2013, December 31, 2013 and December 31, 2014, respectively. The Company’s prior share repurchase authorizations expired on December 31, 2009 and December 31, 2011, respectively. During the year ended December 31, 2012 Lazard Group and subsidiaries of Lazard Ltd repurchased 12,817,196 shares of Class A common stock, at an aggregate cost of $354 million (no Lazard Group common membership interests were purchased during the year). Furthermore, in order to help offset the dilutive effect of our share-based incentive compensation plans, during a given year Lazard intends to repurchase at least as many shares as it expects to ultimately issue pursuant to such plans in respect of year-end incentive compensation attributable to the prior year.

As of December 31, 2012, after giving effect to the forward purchase agreements described in more detail in Note 14 of Notes to Consolidated Financial Statements, $154 million of the current share repurchase amount authorized as of such date remained available under the share repurchase program, all of which expires on December 31, 2014.

Under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs and delivery of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. In that regard, during the year ended December 31, 2012, the Company withheld $45 million to satisfy its withholding tax obligations for certain employees on vested RSUs and delivery of restricted Class A common stock in lieu of issuing 1,499,943 shares of Class A common stock.

During the year ended December 31, 2012, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases through the open market.

The Company plans to continue to deploy excess cash and may do so in a variety of ways, including by repurchasing outstanding shares of Class A common stock, paying dividends to stockholders and repurchasing its outstanding debt.

See Note 13 and 14 of Notes to Consolidated Financial Statements for additional information regarding Lazard’s members’ equity and incentive plans, respectively.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 19 of Notes to Consolidated Financial Statements for further information. These regulations differ in the U.S., the U.K., France and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see “Item 1-Business—Regulation” included in this Form 10-K.

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of December 31, 2012:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior Debt (including interest) (a)	$1,340,018	$75,218	$660,107	$604,693	–
Operating Leases (exclusive of $163,302 of sublease income) (b)	1,058,309	74,036	148,333	136,418	699,522
Capital Leases (including interest) (b)	21,091	3,637	5,911	11,543	–
Investment Capital Funding Commitments (c)	31,482	31,482	–	–	–

Total (d)	$2,450,900	$184,373	$814,351	$752,654	$699,522

(a)	See Note 11 of Notes to Consolidated Financial Statements.
(b)	See Note 12 of Notes to Consolidated Financial Statements.
(c)	See Note 6 of Notes to Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.
(d)	The table above excludes contingent obligations, as well as any possible payments for uncertain tax positions, given the inability to estimate the possible amounts and timing of any such payments. See Notes 12, 14, 15 and 17 of Notes to Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes, respectively.

Effect of Inflation

We do not believe inflation will significantly affect our compensation costs as they are substantially variable in nature. However, the rate of inflation may affect certain of our other expenses, such as information technology and occupancy costs. To the extent inflation results in rising interest rates and has other effects upon the securities markets or general macroeconomic conditions, it may adversely affect our financial position and results of operations by reducing AUM, net revenue or otherwise. See Item 1A, “Risk Factors—Other Business Risks—Difficult market conditions can adversely affect our business in many ways, including by reducing the volume of the transactions involving our Financial Advisory business and reducing the value or performance of the assets we manage in our Asset Management business, which, in each case, could materially reduce our revenue or income and adversely affect our financial position.”

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

The Company earns performance-based incentive fees on various investment products, including traditional products and alternative investment funds such as hedge funds and private equity funds (see “Financial Statement Overview” for a description of our revenue recognition policies on such fees).

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

At December 31, 2012 and 2011, the Company had receivables past due of approximately $26 million and $23 million, respectively, and its allowance for doubtful accounts was $23 million and $19 million at such respective dates.

Income Taxes

As part of the process of preparing its consolidated financial statements, Lazard is required to estimate its income taxes in each of the jurisdictions in which it operates. This process requires Lazard to estimate its actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as deferred revenue, compensation and benefits expense, unrealized gains or losses on investments and depreciation. These temporary differences result in deferred tax assets and liabilities, which are included within Lazard’s consolidated statements of financial condition. Significant management judgment is required in determining Lazard’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. At December 31, 2012, the Company recorded gross deferred tax assets of approximately $208 million, with such amount partially offset by a valuation allowance of approximately $103 million due to the uncertainty of realizing the benefits of the book versus tax basis differences and certain net operating loss carry-forwards. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, valuation allowances are established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. We consider the level of historical taxable income, scheduled reversals of deferred taxes, projected future taxable income and tax planning strategies that can be implemented by the Company in making this assessment. If actual results differ from these estimates or Lazard adjusts these estimates in future periods, Lazard may need to adjust its valuation allowance if such circumstances indicate that the valuation allowance should be reduced or is no longer necessary. The portion reduced would result in a reduction in the provision for income taxes. A change in the valuation allowance could materially impact Lazard’s consolidated financial position and results of operations.

The Company records tax positions taken or expected to be taken in a tax return based upon the amount that is more likely than not to be realized or paid, including in connection with the resolution of any related appeals or other legal processes. Accordingly, the Company recognizes liabilities for certain unrecognized tax benefits based on the amounts that are more likely than not to be settled with the relevant taxing authority. Such liabilities are evaluated periodically as new information becomes available and any changes in the amounts of such liabilities are recorded as adjustments to “income tax expense.” Liabilities for unrecognized tax benefits involve significant judgment and the ultimate resolution of such matters may be materially different from our estimates.

In addition to the discussion above regarding deferred tax assets and associated valuation allowances, as well as unrecognized tax benefit liability estimates, other factors affect our provision for income taxes, including changes in the geographic mix of our business, the level of our annual pre-tax income, transfer pricing and intercompany transactions.

See Item 1A, “Risk Factors” and Note 17 of Notes to Consolidated Financial Statements for additional information regarding income tax matters.

Investments

Investments consist primarily of debt and equity securities, and interests in alternative investment, debt, equity and private equity funds.

These investments are carried at either (a) fair value on the consolidated statements of financial condition, with any increases or decreases in fair value reflected (i) in earnings, to the extent held by our broker-dealer subsidiaries or when designated as “trading” securities within our non-broker-dealer subsidiaries, and (ii) in “accumulated other comprehensive income (loss), net of tax” (“AOCI”), to the extent designated as “available-for-sale” securities until such time they are realized and reclassified to earnings, or (b) if designated as “held-to-maturity” securities, amortized cost on the consolidated statements of financial condition. Any declines in the fair value of “available-for-sale” and “held-to-maturity” securities that are determined to be other than temporary are charged to earnings. The Company holds no “available-for-sale” or “held-to-maturity” securities.

Gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income or, if applicable, AOCI, and therefore subject Lazard to market and credit risk.

Data relating to net investments is set forth below (in millions of dollars):

	December 31,
	2012(a)		2011(a)
	$	%	$	%
Debt securities (b)	$6	1%	$24	7%
Equity securities (net of $3 and $4 of securities sold, not yet purchased, at December 31, 2012 and 2011, respectively) (c)	42	10	40	11
Alternative investment funds (d)	58	15	60	17
Debt funds (e)	20	5	4	1
Equity funds (f)	154	39	89	25
Private equity funds owned (g)	101	25	104	30
Other (h)	19	5	30	9

Net investments	$400	100%	$351	100%

Total assets	$3,048		$3,037

Net investments, as a percentage of total assets	13%		12%

(a)	Includes investments held in connection with Lazard Fund Interests and other similar deferred compensation arrangements granted, with an aggregate fair value of $101 million and $27 million at December 31, 2012 and 2011, respectively. The majority of the market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to such awards. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives.

(b)	Debt securities primarily consist of seed investments invested in debt securities held within separately managed accounts related to our Asset Management business and non-U.S. government debt securities.

(c)	Equity securities primarily consist of seed investments invested in marketable equity securities of large-, mid- and small-cap domestic, international and global companies held within separately managed accounts related to our Asset Management business.

At December 31, 2012 and 2011, investments in marketable equity securities were invested as follows:

	December 31,
	2012	2011
Percentage invested in:
Consumer	31%	38%
Financials	34	19
Energy	9	13
Industrial	12	9
Basic materials	7	9
Other	7	12

Total	100%	100%

(d)	The fair value of such interests reflects the pro-rata value of the ownership of the underlying securities in the funds. Such funds are diversified and may incorporate particular strategies; however, there are no investments in funds with a single sector strategy.

(e)	Debt funds primarily consist of seed investments in funds related to our Asset Management business, which invest in debt securities, and amounts related to Lazard Fund Interests discussed above.

(f)	Equity funds primarily consist of seed investments in funds related to our Asset Management business, which are invested in equity securities, and amounts relating to Lazard Fund Interests discussed above.

(g)	Comprised primarily of investments in private equity funds that are generally not subject to short-term market fluctuation, but may subject Lazard to market or credit risk. Private equity investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small-to mid-cap European companies; (ii) a private equity fund targeting significant noncontrolling investments in established public and private companies; (iii) Edgewater Growth Capital Partners III, L.P. a private equity fund primarily making growth equity and buyout investments in high-quality, lower middle market companies (iv) COF 2, a Lazard-managed Australian private equity fund targeting Australasian mid-market investments and (v) at December 31, 2011, Lazard Senior Housing Partners LP, which targets controlling interests in companies and assets in senior housing, extended stay and shopping center sectors.

(h)	Represents investments (i) accounted for under the equity method of accounting and (ii) private equity and other interests that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “stockholders’ equity” on the consolidated statements of financial condition.

At December 31, 2012 and 2011, $116 million and $133 million, respectively, of our total investments at a fair value of $400 million and $351 million, respectively, or 29% and 38%, respectively, were classified as Level 3 assets. Substantially all of our Level 3 investments at both dates are priced based on a NAV or its equivalent. During the years ended December 31, 2012 and 2011, gains of approximately $16 million and losses of $3 million, respectively, were recognized in “revenue-other” on the consolidated statement of operations pertaining to Level 3 investments.

For additional information regarding risks associated with our investments, see Item 1A, “Risk Factors—Other Business Risks—Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios”.

See Notes 5 and 6 of Notes to Consolidated Financial Statements for additional information regarding investments and certain other assets and liabilities measured at fair value, including the levels of fair value within which such measurements of fair value fall.

Assets Under Management

AUM managed by LAM and LFG, which represents substantially all of the Company’s total AUM, primarily consists of debt and equity instruments whose value is readily available based on quoted prices on a recognized exchange or prices provided by external pricing services. Accordingly, significant estimates and judgments are generally not involved in the calculation of the value of our AUM.

Goodwill

In accordance with current accounting guidance, goodwill has an indefinite life and is tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. For years prior to 2011, Lazard made estimates and assumptions in order to determine the fair value of its assets and liabilities and to project future earnings using various valuation techniques. Commencing in 2011, as permitted under an amendment issued by the Financial Accounting Standards Board, the Company elected to perform a qualitative evaluation about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in lieu of actually calculating the fair value of the reporting unit. See Note 9 of Notes to Consolidated Financial Statements for additional information regarding goodwill.

Consolidation of Variable Interest Entities

The consolidated financial statements include the accounts of Lazard Group and entities in which it has a controlling interest. Lazard determines whether it has a controlling interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) under U.S. GAAP.

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

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness and specifically provide for exposures where we determine the receivables are impaired. At December 31, 2012, total receivables amounted to $583 million, net of an allowance for doubtful accounts of $23 million. As of that date, Financial Advisory and Asset Management fees, and customer and related party receivables comprised 69%, 9% and 22% of total receivables, respectively. At December 31, 2011, total receivables amounted to $691 million, net of an allowance for doubtful accounts of $19 million. As of that date, Financial Advisory and Asset Management fees, and customer and related party receivables comprised 58%, 12% and 30% of total receivables, respectively. At December 31, 2012 and 2011, the Company had receivables past due of approximately $26 million and $23 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit. At December 31, 2012 and 2011, customer receivables included $14 million and $29 million of LFB loans, respectively. Such loans are closely monitored for counterparty creditworthiness to help minimize exposure. In addition, as of December 31, 2012, LFB had commitments to lend totaling $23 million, which are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties and, in addition, LFB has in place concentration risk limits. At December 31, 2012, excluding inter-bank counterparties, LFB had no exposure to an individual counterparty that exceeded $23 million, with such amount being fully collateralized. With respect to activities outside LFB, as of December 31, 2012 the Company’s largest individual counterparty exposure was a Financial Advisory fee receivable of $17 million.

Risks Related to Derivatives

Lazard enters into interest rate swaps and foreign currency exchange contracts to hedge exposures to interest rates and currency exchange rates and uses equity and fixed income swap contracts to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $1 million and $7 million at December 31, 2012 and 2011, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to Lazard Fund Interests and other similar deferred compensation arrangements, amounted to $5 million and $1 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to Lazard Fund Interests awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are currently expected to be delivered upon settlement of Lazard Fund Interests awards. Derivative liabilities relating to Lazard Fund Interests amounted to $98 million and $30 million at December 31, 2012 and 2011, respectively.

In addition, LFB enters into interest rate swaps, forward foreign exchange contracts and other derivative contracts to hedge exposures to interest rate and currency fluctuations on open positions that arise primarily from client activity. Such foreign currency and interest rate positions are subject to strict internal limits and, based on account balances as of December 31, 2012, the impact of potential significant movements in either the currency or interest rate markets on LFB’s positions would not materially affect the Company’s annual operating income.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and short-term investments generally have floating interest rates. Based on account balances as of December 31, 2012, Lazard estimates that its annual operating income relating to cash and short-term investments and corporate indebtedness would increase by approximately $9 million in the event interest rates were to increase by 1% and decrease by approximately $1 million if rates were to decrease by 1%.

As of December 31, 2012, the Company’s cash and cash equivalents totaled approximately $846 million. Substantially all of the Company’s cash and cash equivalents were invested in highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds) or in short-term interest earning accounts at a number of leading banks throughout the world, or in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited the Company’s internal control over financial reporting as of December 31, 2012, as stated in their report which appears under “Reports of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Lazard Group LLC:

We have audited the internal control over financial reporting of Lazard Group LLC and subsidiaries (the “Company”) as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report On Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as listed in the Index at Item 8 as of and for the year ended December 31, 2012 of the Company, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/    Deloitte & Touche LLP

New York, New York

February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Lazard Group LLC:

We have audited the accompanying consolidated statements of financial condition of Lazard Group LLC and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in members’ equity for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lazard Group LLC and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

New York, New York

February 28, 2013

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2012 and 2011

(dollars in thousands)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$845,503	$820,984
Deposits with banks	292,494	286,037
Cash deposited with clearing organizations and other segregated cash	65,232	75,506

Receivables (net of allowance for doubtful accounts of $23,017 and $19,450 at December 31, 2012 and 2011, respectively):
Fees	400,529	402,843
Customers and other	53,713	83,111
Related parties	128,388	204,740

	582,630	690,694
Investments	402,514	355,510

Property (net of accumulated amortization and depreciation of $225,861 and $266,673 at December 31, 2012 and 2011, respectively)	225,032	168,429

Goodwill and other intangible assets (net of accumulated amortization of $35,281 and $26,922 at December 31, 2012 and 2011, respectively)	392,822	393,099
Other assets	242,153	247,194

Total Assets	$3,048,380	$3,037,453

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2012 and 2011

(dollars in thousands)

	December 31,
	2012	2011
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$269,763	$288,427
Accrued compensation and benefits	467,578	383,513
Senior debt	1,076,850	1,076,850
Capital lease obligations	17,863	20,084
Related party payables	209,072	130,160
Other liabilities	478,167	420,152

Total Liabilities	2,519,293	2,319,186
Commitments and contingencies

MEMBERS’ EQUITY
Members’ equity (net of 10,230,729 and 2,174,573 shares of Lazard Ltd Class A common stock, at a cost of $295,442 and $72,410 at December 31, 2012 and 2011, respectively)	545,572	693,596
Accumulated other comprehensive loss, net of tax	(92,393)	(79,252)

Total Lazard Group LLC Members’ Equity	453,179	614,344
Noncontrolling interests	75,908	103,923

Total Members’ Equity	529,087	718,267

Total Liabilities and Members’ Equity	$3,048,380	$3,037,453

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
REVENUE
Investment banking and other advisory fees	$1,039,188	$970,167	$1,105,168
Money management fees	858,834	859,996	812,709
Interest income	17,390	22,215	24,643
Other	84,077	75,394	64,234

Total revenue	1,999,489	1,927,772	2,006,754
Interest expense	91,359	94,211	102,249

Net revenue	1,908,130	1,833,561	1,904,505

OPERATING EXPENSES
Compensation and benefits	1,351,076	1,168,909	1,194,158
Occupancy and equipment	113,136	100,681	88,320
Marketing and business development	95,573	88,411	77,057
Technology and information services	86,892	83,212	73,744
Professional services	42,193	46,715	41,977
Fund administration and outsourced services	51,389	52,793	47,574
Amortization of intangible assets related to acquisitions	8,359	11,915	7,867
Restructuring	–	–	87,108
Other	37,919	39,134	39,891

Total Operating Expenses	1,786,537	1,591,770	1,657,696

OPERATING INCOME	121,593	241,791	246,809
Provision (benefit) for income taxes	30,622	27,408	45,385

NET INCOME	90,971	214,383	201,424

LESS – NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3,362	3,678	6,880

NET INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$87,609	$210,705	$194,544

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
NET INCOME	$90,971	$214,383	$201,424

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	21,699	(9,476)	(9,456)
Amortization of interest rate hedge	1,055	1,054	1,163
Available-for-sale securities:
Unrealized gain (net of tax expense of $1,645)	–	–	3,129
Adjustments for items reclassified to earnings (net of tax expense of $4,989)	–	–	9,501
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $(12,950), $(12,526) and $6,555 for the years ended December 31, 2012, 2011 and 2010, respectively)	(40,298)	(38,248)	17,841
Adjustments for items reclassified to earnings (net of tax expense of $1,145, $1,031 and $975 for the years ended December 31, 2012, 2011 and 2010, respectively)	4,399	2,206	1,643

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(13,145)	(44,464)	23,821

COMPREHENSIVE INCOME	77,826	169,919	225,245
LESS – COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3,358	3,443	6,932

COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$74,468	$166,476	$218,313

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$90,971	$214,383	$201,424
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash items included in net income (loss):
Depreciation and amortization of property	30,855	24,580	22,712
Amortization of deferred expenses, share-based incentive compensation and interest rate hedge	359,983	299,654	315,617
Amortization of intangible assets related to acquisitions	8,359	11,915	7,867
Deferred tax provision (benefit)	(1,127)	(9,431)	6,108
Investment losses (including other-than-temporary impairment losses)	–	–	8,854
Loss on sale of intercompany receivable	5,638	–	–
(Gains) loss on extinguishment of debt	–	(18,171)	424
(Increase) decrease in operating assets:
Deposits with banks	(806)	63,639	(221,072)
Cash deposited with clearing organizations and other segregated cash	11,613	16,408	(73,005)
Receivables-net	112,809	52,956	(199,048)
Investments	(37,941)	25,282	(21,537)
Other assets	(60,973)	(70,214)	(6,213)
Increase (decrease) in operating liabilities:
Deposits and other payables	(30,927)	(62,399)	43,535
Accrued compensation and benefits and other liabilities	72,992	(159,584)	(32,039)

Net cash provided by operating activities	561,446	389,018	53,627

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions relating to equity method investments	–	–	51,437
Additions to property	(89,300)	(46,438)	(13,382)
Disposals of property	4,368	1,161	432
Proceeds from sales of held-to-maturity securities	–	–	132,209
Proceeds from sales and maturities of available-for-sale securities	–	–	241,029

Net cash provided by (used) in investing activities	(84,932)	(45,277)	411,725

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from noncontrolling interests	1,741	13,328	4,624
Excess tax benefits from share-based incentive compensation	–	1,386	–
Sale of intercompany receivable	81,105	–	–
Other financing activities	–	–	33,312
Payments for:
Senior and subordinated debt	–	(131,829)	(10,375)
Capital lease obligations	(2,519)	(2,322)	(2,400)
Distributions to noncontrolling interests	(22,507)	(28,642)	(18,234)
Repurchase of common membership interests from members of LAZ-MD Holdings	–	(794)	(7,248)
Purchase of Lazard Ltd Class A common stock	(332,095)	(172,864)	(149,981)
Distributions to members	(140,278)	(92,454)	(122,000)
Settlement of vested share-based incentive compensation	(44,883)	(93,750)	(57,576)
Other financing activities	(5,203)	(33,538)	(144)

Net cash used in financing activities	(464,639)	(541,479)	(330,022)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	12,644	(6,070)	(10,271)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,519	(203,808)	125,059
CASH AND CASH EQUIVALENTS-January 1	820,984	1,024,792	899,733

CASH AND CASH EQUIVALENTS-December 31	$845,503	$820,984	$1,024,792

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$88,235	$92,702	$101,751

Income taxes	$34,387	$54,511	$66,732

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity
Balance – January 1, 2010	$214,163	$(58,792)	$155,371	$127,560	$282,931

Comprehensive income (loss):
Net income	194,544		194,544	6,880	201,424
Other comprehensive income (loss)-net of tax:
Currency translation adjustments		(9,508)	(9,508)	52	(9,456)
Amortization of interest rate hedge		1,163	1,163		1,163
Available-for-sale securities:
Net unrealized gain		3,129	3,129		3,129
Adjustments for items reclassified to earnings		9,501	9,501		9,501
Employee benefit plans:
Net actuarial gain		17,841	17,841		17,841
Adjustments for items reclassified to earnings		1,643	1,643		1,643

Comprehensive income			218,313	6,932	225,245

Amortization of share-based incentive compensation	305,303		305,303		305,303
Distributions to members and noncontrolling interests, net	(122,000)		(122,000)	(13,610)	(135,610)
Purchase of Lazard Ltd Class A common stock	(149,981)		(149,981)		(149,981)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation	(57,576)		(57,576)		(57,576)
Repurchase of common membership interests from LAZ-MD Holdings	(7,248)		(7,248)		(7,248)
Business acquisitions and related equity transactions:
Common membership interests issued	20,804		20,804		20,804
Lazard Ltd Class A common stock issued / issuable (including related amortization)	6,701		6,701		6,701
Other	(122)		(122)		(122)

Balance – December 31, 2010(*)	$404,588	$(35,023)	$369,565	$120,882	$490,447

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity
Balance – January 1, 2011	$404,588	$(35,023)	$369,565	$120,882	$490,447

Comprehensive income (loss):
Net income	210,705		210,705	3,678	214,383
Other comprehensive income (loss) – net of tax:
Currency translation adjustments		(9,241)	(9,241)	(235)	(9,476)
Amortization of interest rate hedge		1,054	1,054		1,054
Employee benefit plans:
Net actuarial loss		(38,248)	(38,248)		(38,248)
Adjustments for items reclassified to earnings		2,206	2,206		2,206

Comprehensive income			166,476	3,443	169,919

Amortization of share-based incentive compensation	275,142		275,142		275,142
Distributions to members and noncontrolling interests, net	(92,454)		(92,454)	(20,402)	(112,856)
Purchase of Lazard Ltd Class A common stock	(172,864)		(172,864)		(172,864)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation and related tax benefit of $972	(92,778)		(92,778)		(92,778)
Repurchase of common membership interests from LAZ-MD Holdings	(794)		(794)		(794)
Business acquisitions and related equity transactions:
Delivery of Lazard Ltd Class A common stock	103,567		103,567		103,567
Common membership interests issued	53,486		53,486		53,486
Lazard Ltd Class A common stock issuable (including related amortization)	5,201		5,201		5,201
Other	(203)		(203)		(203)

Balance – December 31, 2011(*)	$693,596	$(79,252)	$614,344	$103,923	$718,267

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Non controlling Interests	Total Members’ Equity
Balance – January 1, 2012	$693,596	$(79,252)	$614,344	$103,923	$718,267

Comprehensive income (loss):
Net income	87,609		87,609	3,362	90,971
Other comprehensive income (loss) – net of tax:
Currency translation adjustments		21,703	21,703	(4)	21,699
Amortization of interest rate hedge		1,055	1,055		1,055
Employee benefit plans:
Net actuarial loss		(40,298)	(40,298)		(40,298)
Adjustments for items reclassified to earnings		4,399	4,399		4,399

Comprehensive income			74,468	3,358	77,826

Amortization of share-based incentive compensation	310,348		310,348		310,348
Distributions to members and noncontrolling interests, net	(140,278)		(140,278)	(20,766)	(161,044)
Deconsolidation of investment companies				(10,607)	(10,607)
Purchase of Lazard Ltd Class A common stock	(332,095)		(332,095)		(332,095)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation and related tax benefit of $972	(45,855)		(45,855)		(45,855)
Modification of equity incentive compensation award	(26,922)		(26,922)		(26,922)
Business acquisitions and related equity transactions:
Delivery of Lazard Ltd Class A common stock	285		285		285
Lazard Ltd Class A common stock issuable (including related amortization)	4,079		4,079		4,079
Other	(5,195)		(5,195)		(5,195)

Balance – December 31, 2012 (*)	$545,572	$(92,393)	$453,179	$75,908	$529,087

(*)	Includes 127,350,561, 129,766,090 and 129,766,090 common membership interests at December 31, 2010, 2011 and 2012, respectively. Also includes profit participation interests and two managing member interests at each such date.

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

Lazard Ltd, a Bermuda holding company, and its subsidiaries (collectively referred to as “Lazard Ltd”), including its indirect investment in Lazard Group LLC, is one of the world’s preeminent financial advisory and asset management firms and has long specialized in crafting solutions to the complex financial and strategic challenges of our clients. We serve a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals.

Lazard Ltd indirectly held approximately 98.8% and 94.8% of all outstanding Lazard Group common membership interests as of December 31, 2012 and 2011, respectively. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group. LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by Lazard Group’s current and former managing directors, held approximately 1.2% and 5.2% of the outstanding Lazard Group common membership interests as of December 31, 2012 and 2011, respectively. Additionally, LAZ-MD Holdings was the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”) which provided LAZ-MD Holdings with approximately 1.2% and 5.2% of the voting power but no economic rights in Lazard Ltd as of December 31, 2012 and 2011, respectively. Subject to certain limitations, LAZ-MD Holdings’ interests in Lazard Group are exchangeable for Lazard Ltd Class A common stock, par value $0.01 per share (“Class A common stock”).

Lazard Group’s principal operating activities are included in two business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”) and other strategic matters, restructurings, capital structure, capital raising and various other financial matters, and

•

Asset Management, which offers a broad range of global investment solutions and investment management services in equity and fixed income strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.

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

Foreign Currency Translation—The consolidated financial statements are presented in U.S. Dollars. Many of the Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. Dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. Dollars at year-end exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. Dollars are reported in “accumulated other comprehensive income (loss), net of tax” (“AOCI”). Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of operations. Net foreign currency remeasurement gains (losses) amounted to $(673), $1,387 and $(1,606), respectively, for the years ended December 31, 2012, 2011 and 2010, and are included in “revenue-other” on the respective consolidated statements of operations.

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

With respect to fees receivable from Financial Advisory activities, such receivables are generally deemed past due when they are outstanding 60 days from the date of invoice. However, some Financial Advisory transactions include specific contractual payment terms that may vary from one month to four years (as is the case for our interest-bearing financing receivables) following the invoice date or may be subject to court approval (as is the case with bankruptcy-related restructuring assignments). In such cases, receivables are deemed past due when payment is not received by the agreed-upon contractual date or the court approval date, respectively. Financial Advisory fee receivables past due in excess of 180 days are fully provided for unless there is evidence that the balance is collectable. Asset Management fees are deemed past due and fully provided for when such receivables are outstanding 12 months after the invoice date. Notwithstanding our policy for receivables past due, we specifically reserve against exposures relating to Financial Advisory and Asset Management fees where we determine receivables are impaired.

See Note 4 of Notes to Consolidated Financial Statements for additional information regarding receivables.

Investments—Investments in debt and marketable equity securities held either directly, or indirectly through asset management funds, at the Company’s broker-dealer subsidiaries are accounted for at fair value, with any increase or decrease in fair value recorded in earnings in accordance with standard industry practices. Such amounts are reflected in “revenue-other” in the consolidated statements of operations.

Investments in debt and marketable equity securities held at the Company’s non broker-dealer subsidiaries may include “trading”, “available-for-sale” and “held-to-maturity” securities. Investments in debt and marketable equity securities considered “trading” securities are accounted for at fair value, with any increase or decrease in fair value reflected in “revenue-other” in the consolidated statements of operations. Investments in debt securities considered “available-for-sale” securities are accounted for at fair value, with any increase or decrease in fair value reported in AOCI, until the gains and losses are realized and reclassified to earnings. Investments in debt securities considered “held-to-maturity” securities are accounted for at amortized cost. Declines in the fair value

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

of “available-for-sale” and “held-to-maturity” securities that are determined to be other-than-temporary are charged to earnings, which, for periods beginning after April 1, 2009, may only include the credit loss component of such declines. At December 31, 2010 and subsequent thereto, the Company had no “available-for-sale” or “held-to-maturity” debt or marketable equity securities.

Investments also include interests in alternative investment funds and private equity funds, each accounted for at fair value, as well as investments accounted for under the equity method of accounting. Any increases or decreases in the carrying value of those investments accounted for at fair value and the Company’s share of net income or losses pertaining to its equity method investments are reflected in “revenue-other” in the consolidated statements of operations.

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

Property-net—Property is stated at cost or, in the case of property under capital leases, the present value of the future minimum lease payments, less accumulated depreciation and amortization. Buildings represent owned property and amounts recorded pursuant to capital leases (see Notes 8 and 12 of Notes to Consolidated Financial Statements), with the related obligations recorded as capital lease obligations. Such buildings are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are capitalized and are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Depreciation of furniture and equipment, including computer hardware and software, is determined on a straight-line basis using estimated useful lives. Depreciation and amortization expense aggregating $30,855, $24,580 and $22,712 for the years ended December 31, 2012, 2011 and 2010, respectively, is included on the respective consolidated statements of operations in “occupancy and equipment” or “technology and information services”, depending on the nature of the underlying asset. Repairs and maintenance are expensed as incurred.

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

See Note 9 of Notes to Consolidated Financial Statements with respect to goodwill and other intangible assets.

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

The Company enters into forward foreign currency exchange rate contracts, interest rate swaps, interest rate futures, equity and fixed income swaps and other derivative contracts to hedge exposures to fluctuations in currency exchange rates, interest rates and equity and debt markets. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value, and are included in “other assets” and “other liabilities” on the consolidated statements of financial condition. Gains and losses on the Company’s derivative contracts not designated as hedging instruments are included in “interest income” and “interest expense”, respectively, or “revenue-other”, depending on the nature of the underlying item, in the consolidated statements of operations.

In addition to the derivative instruments above, the Company recognized derivative liabilities relating to its obligations pertaining to Lazard Fund Interests awards (“Lazard Fund Interests”) and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, as adjusted for estimated forfeitures, and is included in “accrued compensation and benefits” in the consolidated statements of financial condition. Changes in the fair value of the derivative liabilities are included in “compensation and benefits” in the consolidated statements of operations, the impact of which equally offsets the changes in the fair value of investments which are currently expected to be delivered upon settlement of Lazard Fund Interests and other similar deferred compensation arrangements, and are reported in “revenue-other” in the consolidated statements of operations. For information regarding Lazard Fund Interests and other similar deferred compensation arrangements, see Notes 5, 7 and 14 of Notes to Consolidated Financial Statements.

Deposits and Other Customer Payables—Principally relates to LFB customer-related demand and time deposits, both interest-bearing and non-interest bearing, short-term inter-bank borrowings and amounts due on short-term collateralized borrowing activities. Collateralized borrowing activities amounted to $13,854 and $8,928 at December 31, 2012 and 2011, respectively, and were fully collateralized with pledged assets of equal or greater value at each such date.

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

Fair Value of Financial Assets and Liabilities—The majority of the Company’s financial assets and liabilities are recorded at fair value or at amounts that approximate fair value. Such assets and liabilities include cash and cash equivalents, deposits with banks, cash deposited with clearing organizations and other segregated cash, receivables, investments (excluding investments accounted for at amortized cost, interest-bearing deposits or using the equity method of accounting), derivative instruments, deposits and other customer payables.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Revenue Recognition

Investment Banking and Other Advisory Fees—Fees for M&A and Other Advisory services and Restructuring advisory services are recorded when earned, which is generally the date the related transactions are consummated. Expenses that are directly related to such transactions and billable to clients are deferred to match revenue recognition. “Investment banking and other advisory fees” on the Company’s consolidated statements of operations are presented net of client reimbursements of expenses. The amount of expenses reimbursed by clients for the years ended December 31, 2012, 2011 and 2010 are $24,762, $18,942 and $20,216, respectively.

Money Management and Incentive Fees—Money management fees are derived from fees for investment management and advisory services provided to clients. Revenue is recorded on an accrual basis primarily based on a percentage of client assets managed. Fees vary with the type of assets managed, with higher fees earned on equity assets, alternative investment (such as hedge funds) and private equity funds, and lower fees earned on fixed income and money market products.

The Company earns performance-based incentive fees on various investment products, including traditional products and alternative investment funds such as hedge funds and private equity funds.

For hedge funds, incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks or thresholds. The Company records incentive fees on traditional products and hedge funds at the end of the relevant performance measurement period, when potential uncertainties regarding the ultimate realizable amounts have been determined. The incentive fee measurement period is generally an annual period (unless an account terminates during the year). The incentive fees received at the end of the measurement period are not subject to reversal or payback. Incentive fees on hedge funds generally are subject to loss carryforward provisions in which losses incurred by the hedge funds in any year are applied against certain gains realized by the hedge funds in future periods before any incentive fees can be earned.

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

Equity-Based Incentive Compensation Awards—Equity-based incentive compensation awards that do not require future service are expensed immediately. Equity-based compensation awards that require future service are amortized over the applicable vesting period, or requisite service period, based on the fair value of the Company’s

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Class A common stock on the date of grant. Equity-based incentive compensation is recognized in “compensation and benefits” expense (and, as applicable, in “restructuring” expense, with respect to the expense associated with the acceleration of unrecognized expense pertaining to awards granted previously to individuals who were terminated by the Company in the 2010 restructuring program described in Note 16 of Notes to Consolidated Financial Statements).

Costs-Saving and Restructuring Plans—The Company records charges associated with management-approved restructuring or cost-saving plans to reorganize one or more of the Company’s business segments. Such plans can include severance costs, charges to vacate facilities and contract cancellation costs. Severance costs are generally accrued on the date that employees are notified of their benefits and other costs are generally accrued as the Company ceases to use facilities or cancels contracts. The Company records severance-related liabilities in “accrued compensation and benefits” and other types of liabilities in “other liabilities” in the consolidated statements of financial condition.

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

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Such temporary differences are reflected as deferred tax assets and liabilities and are included in “other assets” and “other liabilities”, respectively, on the consolidated statements of financial condition. A deferred tax asset is recognized if it is more likely than not (defined as a likelihood of greater than 50%) that a tax benefit will be accepted by a taxing authority.

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

The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence, including, but not limited to, the following:

•	nature, frequency, and magnitude of any recent losses and current operating results;

•	duration of statutory carryforward periods;

•	historical experience with tax attributes expiring unused; and

•	near-term and medium-term financial outlook.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The Company records tax positions taken or expected to be taken in a tax return based upon the amount that is more likely than not to be realized or paid, including in connection with the resolution of any related appeals or other legal processes. Accordingly, the Company recognizes liabilities for certain unrecognized tax benefits based on the amounts that are more likely than not to be settled with the relevant taxing authority.

The Company recognizes interest and/or penalties related to unrecognized tax benefits in “income tax expense”. See Note 17 of Notes to Consolidated Financial Statements for additional information relating to income taxes.

3.	RECENT ACCOUNTING DEVELOPMENTS

Fair Value Measurements—In the first quarter of 2012, the Company adopted the amended fair value measurement guidance issued by the FASB, which the FASB stated was designed to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Although many of the changes for U.S. GAAP purposes are clarifications of existing guidance or wording changes to align with IFRS, additional disclosures about fair value measurements are required, including (i) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (ii) the valuation processes used and the sensitivity of fair value measurements related to investments categorized within Level 3 of the hierarchy of fair value measurements to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any, and (iii) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial condition but for which the fair value is required to be disclosed. The amended fair value measurement guidance became effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The adoption of the amended fair value measurement guidance did not have a material impact on the Company’s consolidated financial statements, primarily because substantially all Level 3 assets are carried at net asset value (“NAV”) or its equivalent.

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

Receivables are stated net of an estimated allowance for doubtful accounts of $23,017 and $19,450 at December 31, 2012 and 2011, respectively, for past due amounts and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. The Company recorded bad debt expense of $6,579, $7,952 and $8,392 for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, the Company recorded charge-offs, foreign currency translation and other adjustments, which resulted in a net decrease to the allowance for doubtful accounts of $3,012, $3,519 and $4,950 for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, the Company had receivables deemed past due or uncollectible of $25,604 and $22,785, respectively.

In connection with short-term collateralized lending activities of LFB, the Company typically receives a pledge of specifically identified securities of equal or greater value than the amount of the cash loaned and that are

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

permitted to be sold or repledged. Collateralized customer loan receivables, which amounted to $5,952 at December 31, 2011 were collateralized by securities of equal or greater value, none of which were sold or repledged (no such collateralized customer loan receivables existed at December 31, 2012).

Of the Company’s total receivables at December 31, 2012 and 2011, $76,481 and $103,354, respectively, represented interest-bearing financing receivables. There was no allowance for doubtful accounts required at those dates related to such receivables as there were no past due or uncollectible amounts, primarily based upon our historical loss experience and the credit quality of the counterparties.

The carrying amount of our non-interest bearing trade receivables of $506,149 and $587,340 at December 31, 2012 and 2011, respectively, approximates fair value.

5.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at December 31, 2012 and 2011:

	December 31,
	2012	2011
Debt (including interest-bearing deposits of $578 and $2,834, respectively)	$5,948	$24,068

Equities	44,992	44,436

Funds:
Alternative investments (a)	57,890	59,622
Debt (a)	19,918	3,956
Equity (a)	154,310	89,657
Private equity	112,444	122,718

	344,562	275,953

Equity method	7,012	11,053

Total investments	402,514	355,510
Less:
Interest-bearing deposits	578	2,834
Equity method	7,012	11,053

Investments, at fair value	$394,924	$341,623

Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$2,755	$4,282

(a)	Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $5,054, $18,615 and $76,907, respectively, at December 31, 2012 and $5,367, $2,101 and $19,857, respectively, at December 31, 2011, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests and other similar deferred compensation arrangements. Lazard Fund Interests represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds (see Notes 7 and 14 of Notes to Consolidated Financial Statements).

Debt securities primarily consist of seed investments invested in debt securities held within separately managed accounts related to our Asset Management business and non-U.S. government debt securities.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Equities primarily consist of seed investments invested in marketable equity securities of large-, mid- and small-cap domestic, international and global companies held within separately managed accounts related to our Asset Management business.

Interests in alternative investment funds primarily consist of interests in various Lazard-managed hedge funds and fund of funds.

Debt funds primarily consist of seed investments in funds related to our Asset Management business, which invest in debt securities, and amounts related to Lazard Fund Interests discussed above.

Equity funds primarily consist of seed investments in funds related to our Asset Management business, which are invested in equity securities, and amounts related to Lazard Fund Interests discussed above.

Private equity investments include those owned by Lazard and those consolidated but not owned by Lazard. Private equity investments owned by Lazard are primarily comprised of investments in private equity funds. Such investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies, (ii) a private equity fund targeting significant noncontrolling-stake investments in established public and private companies, (iii) Edgewater Growth Capital Partners III, L.P. (“EGCP III”), a private equity fund primarily making equity and buyout investments in middle market companies, (iv) Lazard Australia Corporate Opportunities Fund (“COF2”), a Lazard-managed Australian private equity fund targeting Australian mid-market investments and (v) at December 31, 2011, Lazard Senior Housing Partners LP, which targets controlling interests in companies and assets in the senior housing, extended-stay hotel and shopping center sectors.

Private equity investments consolidated but not owned by Lazard relate to the economic interests that are owned by the management team and other investors in the Edgewater Funds (“Edgewater”) which aggregated $11,490 and $18,502 at December 31, 2012 and 2011, respectively (see Note 12 of Notes to Consolidated Financial Statements).

During the years ended December 31, 2012, 2011 and 2010, the Company reported in revenue-other on its consolidated statements of operations gross unrealized investment gains and losses pertaining to “trading” securities as follows (including, for the years ended December 31, 2011 and 2010, restated amounts pertaining to certain non-broker dealer subsidiaries):

	Year Ended December 31,
	2012	2011	2010
Gross unrealized investment gains	$20,511	$1,634	$4,678
Gross unrealized investment losses	$236	$12,332	$514

During the year ended December 31, 2010 the Company reclassified to earnings realized gains of $1,755 and realized losses of $16,245 related to the sale of the “available-for-sale” portfolio. With respect to the items reclassified to earnings, the average cost basis was utilized for purposes of calculating realized investment gains and losses.

6.	FAIR VALUE MEASUREMENTS

Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

Level 1.	Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Lazard has the ability to access.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Level 2.	Assets and liabilities whose values are based on (i) quoted prices for similar assets or liabilities in an active market, or quoted prices for identical or similar assets or liabilities in non-active markets, (ii) assets valued based on NAV or its equivalent redeemable at the measurement date or within the near term without redemption restrictions or (iii) inputs other than quoted prices that are directly observable or derived principally from, or corroborated by, market data.

Level 3.	Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our own assumptions about the assumptions a market participant would use in pricing the asset or liability. Items included in Level 3 include securities or other financial assets whose volume and level of activity have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis, as well as assets valued based on NAV or its equivalent, but not redeemable within the near term as a result of redemption restrictions.

The Company’s investments in non-U.S. Government and other debt securities are considered Level 1 assets when their respective fair values are based on unadjusted quoted prices in active markets and are considered Level 2 assets when their fair values are primarily based on prices as provided by external pricing services.

The fair value of equities is principally classified as Level 1 or Level 3 as follows: marketable equity securities are classified as Level 1 and are valued based on the last trade price on the primary exchange for that security as provided by external pricing services; equity securities in private companies are generally classified as Level 3.

The fair value of investments in alternative investment funds is classified as either Level 2 or Level 3 depending on the time frame of any applicable redemption restriction, and is valued at NAV or its equivalent, which is primarily determined based on information provided by external fund administrators.

The fair value of investments in debt funds are considered Level 1 assets when the fair values are primarily based on the reported closing price for the fund or Level 2 assets when the fair values are primarily based on NAV or its equivalent and are redeemable within the near term.

The fair value of investments in equity funds is classified as Level 1, 2 or 3 as follows: publicly traded asset management funds are classified as Level 1 and are valued based on the reported closing price for the fund; investments in asset management funds redeemable in the near term are classified as Level 2 and are valued at NAV or its equivalent, which is primarily determined based on information provided by external fund administrators; and Level 3 represents funds valued based on NAV or its equivalent that are not redeemable within the near term.

The fair value of investments in private equity funds is classified as Level 3, and is primarily based on NAV or its equivalent. Such investments are not redeemable within the near term.

The fair values of derivatives entered into by the Company are classified as Level 2 and are based on the values of the related underlying assets, indices or reference rates as follows - the fair value of forward foreign currency exchange rate contracts is a function of the spot rate and the interest rate differential of the currency from the trade date to settlement date; the fair value of equity and fixed income swaps is based on the change in fair values of the related underlying equity security, financial instrument or index and a specified notional holding; and the fair value of interest rate swaps is based on the interest rate yield curve; and the fair value of derivative liabilities related to Lazard Fund Interests and other similar deferred compensation arrangements is based on the value of the underlying investments, adjusted for forfeitures. See Note 7 of Notes to Consolidated Financial Statements.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Where information reported is based on data received from external fund administrators or pricing services, the Company reviews such information to ascertain at which level within the fair value hierarchy to classify the investment.

The following tables present the categorization of investments and certain other assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 within the fair value hierarchy:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt (excluding interest-bearing deposits)	$1,443	$3,927	$–	$5,370
Equities	44,802	–	190	44,992
Funds:
Alternative investments	–	54,433	3,457	57,890
Debt	19,914	4	–	19,918
Equity	145,231	9,069	10	154,310
Private equity	–	–	112,444	112,444
Derivatives	–	933	–	933

Total	$211,390	$68,366	$116,101	$395,857

Liabilities:
Securities sold, not yet purchased	$2,696	$59	$–	$2,755
Derivatives	–	102,492	–	102,492

Total	$2,696	$102,551	$–	$105,247

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt (excluding interest-bearing deposits)	$17,111	$4,123	$–	$21,234
Equities	44,064	161	211	44,436
Funds:
Alternative investments	–	49,451	10,171	59,622
Debt	3,952	4	–	3,956
Equity	85,052	4,605	–	89,657
Private equity	–	–	122,718	122,718
Derivatives	–	7,131	–	7,131

Total	$150,179	$65,475	$133,100	$348,754

Liabilities:
Securities sold, not yet purchased	$4,282	$–	$–	$4,282
Derivatives	–	30,572	–	30,572

Total	$4,282	$30,572	$–	$34,854

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the years ended December 31, 2012 and 2011.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions		Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$211	$5	$–	$(30)		$4	$190
Alternative investment funds	10,171	130	–	(6,844)		–	3,457
Equity funds	–	–	10	–		–	10
Private equity funds	122,718	15,983	8,589	(35,796)		950	112,444

Total Level 3 Assets	$133,100	$16,118	$8,599	$(42,670)		$954	$116,101

	Year Ended December 31, 2011
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions		Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$316	$72	$25	$(195)		$(7)	$211
Alternative investment funds	–	(169)	10,340	–		–	10,171
Private equity funds	163,482	(3,319)	33,117	(69,218	)(b)	(1,344)	122,718

Total Level 3 Assets	$163,798	$(3,416)	$43,482	$(69,413)		$(1,351)	$133,100

	Year Ended December 31, 2010
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Disposition		Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$305	$6	$14	$–		$(9)	$316
Private equity funds	135,914	8,646	34,288	(11,985)		(3,381)	163,482

Total Level 3 Assets	$136,219	$8,652	$34,302	$(11,985)		$(3,390)	$163,798

(a)	Earnings for the years ended December 31, 2012, 2011 and 2010 include net unrealized gains (losses) of $12,910, $(3,268) and $8,299, respectively.

(b)	Sales/dispositions of private equity fund investments for the year ended December 31, 2011 include $49,500 in connection with a reduction of interests in a fund which ceased to be consolidated by the Company.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Financial Instruments Not Measured at Fair Value—The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments as of December 31, 2012 that are not measured at fair value in the Company’s consolidated statement of financial condition, and excludes certain financial instruments such as equity method investments.

			Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$845,503	$845,503	$845,503	$–	$–
Deposits with banks	292,494	292,494	292,494	–	–
Cash deposited with clearing organizations and other segregated cash	65,232	65,232	65,232	–	–
Interest-bearing financing receivables	76,481	78,493	–	–	78,493
Interest-bearing deposits (included within investments)	578	578	578	–	–

Financial Liabilities:
Deposits and other customer payables	$269,763	$269,763	$269,763	–	–
Senior debt	1,076,850	1,207,227	–	1,207,227	–

Cash and cash equivalents are carried at either cost or amortized cost that approximates fair value due to their short-term maturities. Money market funds are valued through the use of quoted market prices, or $1.00, which generally is the NAV of the fund.

The carrying value of deposits with banks, and cash deposited with clearing organizations and other segregated cash, approximates fair value because of the relatively short period of time between their origination and expected maturity.

Fair values of interest-bearing financing receivables were generally determined by discounting both principal and interest cash flows expected to be collected, using a discount rate approximating current market interest rates for comparable financial instruments and based on unobservable inputs.

The carrying value of deposits and other customer payables and investments accounted for at amortized cost, such as interest-bearing deposits, approximate fair value due to their short-term nature.

The Company’s senior debt is carried at historical amounts. The fair value of the Company’s senior debt is based on market quotations.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Fair Value of Certain Investments Based on NAV—The Company’s Level 2 and Level 3 investments at December 31, 2012 and 2011 include certain investments that are valued using an NAV or its equivalent as a practical expedient in determining fair value. Information with respect thereto was as follows:

	December 31, 2012
			% of Fair Value Not Redeemable	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair value	Unfunded Commitments		% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds	$57,890	$–	NA	NA	NA	NA	(a)	<30-120 days
Debt funds	4	–	NA	NA	NA	NA	(b)	30 days
Equity funds	9,079	–	2%	–%	–%	2%	(c)	30-120 days
Private equity funds	112,444	31,482	100%	13%	39%	48%	NA	NA

Total	$179,417	$31,482

Redemption frequency as follows:

(a)	daily (10%), weekly (9%), monthly (38%) and quarterly (43%)
(b)	daily (100%)
(c)	daily (37%) and monthly (61%)

	December 31, 2011
			% of Fair Value Not Redeemable	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair value	Unfunded Commitments		% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds	$59,622	$–	NA	NA	NA	NA	(a)	< 30-120 days
Debt funds	4	–	NA	NA	NA	NA	(b)	< 30 days
Equity funds	4,605	–	5%	5%	–%	–%	(c)	< 30 days
Private equity funds	122,718	52,197	100%	33%	28%	39%	NA	NA

Total	$186,949	$52,197

Redemption frequency as follows:

(a)	daily (17%), weekly (8%), monthly (37%) and quarterly (38%)
(b)	daily (100%)
(c)	daily (95%)

See Note 5 of Notes to Consolidated Financial Statements for discussion of significant investment strategies for investments with value based on NAV.

Investment Capital Funding Commitments—At December 31, 2012, the maximum unfunded commitments by the Company for capital contributions to investment funds related to (i) CP II, amounting to $1,940 for potential “follow-on investments” and/or for fund expenses through the earlier of February 25, 2017 or the liquidation of the fund, (ii) EGCP III, amounting to $21,435, through the earlier of October 12, 2016 (i.e., the end of the investment period) for investments and/or expenses (with a portion of the undrawn amount of such

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

commitment as of that date remaining committed until October 12, 2023 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund and (iii) COF2, amounting to $8,107, through the earlier of November 11, 2016 (i.e., the end of the investment period) for investments and/or fund expenses (with a portion of the undrawn amount of such commitment as of that date remaining committed until November 11, 2019 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund.

The commitment regarding EGCP III described above reflects a March 1, 2012 reduction of $17,400 from the Company’s original commitment of $50,000 that an investor group, owned by current and former managing directors, including certain of our executive officers, assumed from the Company. In connection with their assumption of this assumed commitment, each investor received a right to collect a portion of the Company’s carried interest arising from EGCP III, to the extent any such carried interest is actually received by the Company, equal to 20% of the profit earned by such investor on his or her investment.

7.	DERIVATIVES

The tables below represent the fair values of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligation pertaining to Lazard Fund Interests and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 14 of Notes to Consolidated Financial Statements) on the accompanying consolidated statements of financial condition as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Derivative Assets:
Forward foreign currency exchange rate contracts	$893	$4,245
Equity and fixed income swaps and other	40	2,886

	$933	$7,131

Derivative Liabilities:
Forward foreign currency exchange rate contracts	$322	$304
Interest rate swaps	235	277
Equity and fixed income swaps	4,342	91
Lazard Fund Interests and other similar deferred compensation arrangements	97,593	29,900

	$102,492	$30,572

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to Lazard Fund Interests and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, were as follows:

	Year Ended December 31,
	2012	2011	2010
Forward foreign currency exchange rate contracts	$(1,844)	$2,422	$2,291
Lazard Fund Interests and other similar deferred compensation arrangements	(7,557)	3,024	–
Equity and fixed income swaps and other	(16,514)	5,045	(6,709)

	$(25,915)	$10,491	$(4,418)

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Derivatives designated as hedging instruments related to interest rate swaps that hedged “available-for-sale” securities and had been accounted for as fair value hedges. For the year ended December 31, 2010, the Company recognized pre-tax losses pertaining to interest rate swaps of $2,844. These losses were substantially offset by gains recognized on the hedged risk portion of such “available-for-sale” securities.

8.	PROPERTY-NET

At December 31, 2012 and 2011 property-net consists of the following:

	Estimated Depreciable Life in Years	December 31,
		2012	2011
Buildings	33	$166,560	$164,168
Leasehold improvements	2-20	143,408	159,191
Furniture and equipment	3-10	122,124	85,396
Construction in progress		18,801	26,347

Total		450,893	435,102
Less - Accumulated depreciation and amortization		225,861	266,673

Property-net		$225,032	$168,429

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at December 31, 2012 and 2011 are presented below:

	December 31,
	2012	2011
Goodwill	$364,328	$356,657
Other intangible assets (net of accumulated amortization)	28,494	36,442

	$392,822	$393,099

At December 31, 2012 and 2011, goodwill of $299,787 and $292,116, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31,
	2012	2011	2010
Balance, January 1	$356,657	$313,229	$261,703
Business acquisitions, including, in the 2011 and 2010 periods, additional contingent consideration earned relating to prior year business acquisitions	4,272	42,566	41,174
Foreign currency translation adjustments	3,399	862	10,352

Balance, December 31	$364,328	$356,657	$313,229

The Company evaluates goodwill for impairment annually or more frequently if circumstances indicate that impairment may have occurred. The Company has selected December 31 as the date to perform its annual

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

impairment evaluation. Pursuant to the Company’s goodwill impairment review for the years ended December 31, 2012, 2011 and 2010, the Company determined that no impairment existed.

The gross cost and accumulated amortization of other intangible assets as of December 31, 2012 and 2011, by major intangible asset category, are as follows:

	December 31, 2012			December 31, 2011
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/performance fees	$30,740	$10,678	$20,062	$30,740	$7,122	$23,618
Management fees, customer relationships and non-compete agreements	33,035	24,603	8,432	32,624	19,800	12,824

	$63,775	$35,281	$28,494	$63,364	$26,922	$36,442

Amortization expense of intangible assets for the years ended December 31, 2012, 2011 and 2010 was $8,359, $11,915 and $7,867, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2013	$8,598
2014	8,277
2015	6,438
2016	5,181

Total amortization expense	$28,494

(a)	Approximately 45% of intangible asset amortization is attributable to a noncontrolling interest.

10.	OTHER ASSETS AND OTHER LIABILITIES

The following table sets forth the Company’s other assets, by type, as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Current tax receivables and deferred tax assets (net of valuation allowance) and other taxes	$111,150	$104,740
Prepaid Compensation (see Note 14)	$47,445	17,783
Other advances and prepayments	33,397	68,144
Deferred debt issuance costs	4,902	5,879
Other	45,259	50,648

Total	$242,153	$247,194

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following table sets forth the Company’s other liabilities, by type, as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Accrued expenses	$146,921	$149,789
Current and deferred income taxes and other taxes	100,643	93,344
Employee benefit-related liabilities	83,629	70,036
Deferred lease incentives	74,880	31,750
Unclaimed funds at LFB	28,716	27,281
Abandoned leased space (principally in the U.K.)	8,475	11,688
Securities sold, not yet purchased	2,755	4,282
Other	32,148	31,982

Total	$478,167	$420,152

11.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of December 31, 2012 and 2011:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of December 31,
				2012	2011
Lazard Group 7.125% Senior Notes (a)	$550,000	5/15/15	7.125%	$528,500	$528,500
Lazard Group 6.85% Senior Notes	600,000	6/15/17	6.85%	548,350	548,350
Lazard Group Credit Facility	150,000	9/25/15	0.92%	–	–

Total				$1,076,850	$1,076,850

(a)	During the year ended December 31, 2010, the Company repurchased $10,000 principal amount of the 7.125% Senior Notes, at a cost, excluding accrued interest, of $10,375, and, after the write-off of applicable unamortized debt issuance costs of $49, the Company recognized a pre-tax loss of $424. In connection with the issuance of the 7.125% Senior Notes, on April 1, 2005, Lazard Group entered into an interest rate forward agreement. On May 9, 2005, Lazard Group settled the interest rate forward agreement, of which $11,003 was deemed to be the effective portion of the hedge and recorded within AOCI and is being amortized as a charge to interest expense over the ten-year term of the 7.125% Senior Notes.

On September 25, 2012, Lazard Group entered into a $150,000, three-year senior revolving credit facility with a group of lenders (the “Credit Facility”), which expires in September 2015. The Credit Facility replaced a similar revolving credit facility which was terminated as a condition to effectiveness of the Credit Facility. Interest rates under the Credit Facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of December 31, 2012, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 0.92%. At December 31, 2012 and 2011, no amounts were outstanding under the Credit Facility or the prior revolving credit facility, respectively.

The Credit Facility contains customary terms and conditions, including certain financial covenants. In addition, the Credit Facility, the indenture and the supplemental indentures relating to Lazard Group’s senior notes, contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of December 31, 2012, the Company was in compliance with all of these provisions. All of the Company’s senior debt obligations are unsecured.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Debt maturities relating to senior borrowings outstanding at December 31, 2012 for each of the five years in the period ending December 31, 2017 are set forth in the table below.

Year Ending December 31,
2013-2014	$–
2015	528,500
2016	–
2017	548,350

Total	$1,076,850

The Company’s senior debt at December 31, 2012 and 2011 is recorded at historical amounts. See Note 6 of Notes to Consolidated Financial Statements for information regarding the fair value and fair value hierarchy category of the Company’s senior debt.

As of December 31, 2012, the Company had approximately $301,000 in unused lines of credit available to it, including the Credit Facility, and unused lines of credit available to LFB of approximately $92,000 (at December 31, 2012 exchange rates) and Edgewater of $55,000. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

Subordinated Debt—On July 22, 2011, the Company repurchased its then outstanding $150,000 subordinated promissory note, at a cost, excluding accrued interest, of $131,829. Such repurchase resulted in a pre-tax gain of $18,171, which was recognized by the Company in the third quarter of 2011 and included in “revenue-other” on the accompanying consolidated statement of operations.

12.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office space and equipment under non-cancelable lease agreements, which expire on various dates through 2033.

Operating lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. For the years ended December 31, 2012, 2011 and 2010, aggregate rental expense relating to operating leases amounted to $80,861, $76,701 and $66,342, respectively, and is included in “occupancy and equipment” or “technology and information services” on the consolidated statements of operations, depending on the nature of the underlying asset. The Company subleases office space under agreements, which expire on various dates through 2033. Sublease income from such agreements was $9,613, $10,967 and $10,478 for the years ended December 31, 2012, 2011 and 2010, respectively.

Capital lease obligations recorded under sale/leaseback transactions are payable through 2017 at a weighted average interest rate of approximately 6.3%. Such obligations are collateralized primarily by certain buildings with a net book value of approximately $21,932 and $22,491 at December 31, 2012 and 2011, respectively. The net book value of all assets recorded under capital leases aggregated $23,486 and $24,589 at December 31, 2012 and 2011, respectively.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

At December 31, 2012, minimum rental commitments under non-cancelable leases, net of sublease income, are approximately as follows:

Year Ending December 31,	Minimum Rental Commitments
	Capital	Operating
2013	$3,637	$74,036
2014	3,119	76,246
2015	2,792	72,087
2016	2,475	70,206
2017	9,068	66,212
Thereafter	–	699,522

Total minimum lease payments	21,091	1,058,309
Less amount representing interest	3,228

Present value of capital lease commitments	$17,863

Less sublease proceeds		163,302

Net lease payments		$895,007

With respect to abandoned leased facilities in the U.K., at December 31, 2012 and 2011, the Company has recognized liabilities of $7,516 and $10,632, respectively, which are included in “other liabilities” on the consolidated statements of financial condition. Payments toward the liabilities continue through the remaining term of the leases. Such liabilities are based on the discounted future commitment, net of expected sublease income. During the year ended December 31, 2011, the Company recorded a charge of $5,539 related to such abandoned lease facilities, which is included within “occupancy and equipment” on the consolidated statement of operations.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At December 31, 2012, LFB had $5,028 of such indemnifications and held $3,890 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the consolidated statement of financial condition.

Certain Business Transactions—On September 25, 2008, the Company, LAM and LAZ Sub I, LLC, a then newly-formed subsidiary of LFNY, completed the merger of LAZ Sub I, LLC with and into LAM (the “LAM Merger”). Prior to the LAM Merger, the common equity interests of LAM were held by LFNY, and certain other equity interests of LAM, representing contingent payments should certain specified fundamental transactions occur, were held by present and former employees of LAM. Following the LAM Merger, all equity interests of LAM are owned directly or indirectly by LFNY.

The aggregate non-contingent consideration relating to the equity interests of LAM held by present and former employees of LAM and its subsidiaries consisted of (i) cash payments made from the closing of the LAM Merger through January 2, 2009 of approximately $60,000, (ii) a cash payment made on October 31, 2011 of approximately $90,000, (iii) the delivery on October 31, 2011 of 2,210,520 shares of Class A common stock and (iv) the satisfaction of Lazard’s minimum statutory tax withholding requirements for certain employees in lieu of delivering 68,384 shares of Class A common stock on October 31, 2011. In addition, with respect to certain former employees of LAM and its subsidiaries, as of December 31, 2012, additional cash payments of $961 and additional issuances of 24,537 shares of Class A common stock are subject to delayed payment/issuance until the eighth anniversary of the closing of the LAM Merger because the applicable employees were no longer employed by Lazard or its affiliates on October 31, 2011, subject to certain exceptions.

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

The aggregate fair value of the consideration recognized by the Company at the acquisition date was $61,624. Such consideration consisted of (i) a one-time cash payment, (ii) 1,142,857 shares of Class A common stock (the “Initial Shares”) and (iii) up to 1,142,857 additional shares of Class A common stock (the “Earnout Shares”) that are subject to earnout criteria and payable over time. The Initial Shares are subject to forfeiture provisions that lapse only upon the achievement of certain performance thresholds and transfer restrictions during the four year period ending December 2014. The Earnout Shares will be issued only if certain performance thresholds are met. As of December 31, 2012 and 2011, 1,209,154 and 514,850 shares, respectively, have been earned because applicable performance thresholds have been satisfied. Such shares are no longer subject to any contingencies. As of the respective dates, 686,004 and 343,002 of such shares have been settled.

Contingent Consideration Relating To Other Business Acquisitions—For a business acquired in 2011, the Company is obligated to pay earnout consideration if certain performance thresholds are achieved. The maximum potential earnout consideration payable by the Company cannot exceed $7,000. For the years ended December 31, 2012 and 2011, no cash payments relating to the earnout consideration were required.

In connection with certain other business acquisitions, at December 31, 2012, 121,076 shares of Class A common stock were issuable on a contingent basis.

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. Such commitments at December 31, 2012 aggregated approximately $23,000. These commitments have varying expiration dates and are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level. These commitments may not represent future cash requirements as they may expire without being drawn upon.

See Notes 6 and 15 of Notes to Consolidated Financial Statements for information regarding commitments relating to investment capital funding commitments and obligations to fund our pension plans, respectively.

The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, LFB enters into underwriting commitments in which it participates as a joint underwriter. The settlement of such transactions are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations. At December 31, 2012, LFB had no such underwriting commitments.

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

13.	MEMBERS’ EQUITY

Issuance of Class A Common Shares—During the year ended December 31, 2010, 3,000,000 shares of Class A common stock were newly issued by Lazard Ltd to Lazard Group in connection with the settlement of vested restricted stock unit grants denominated in shares of Class A common stock (“RSUs”). Such shares were authorized as part of the 25,000,000 shares of Class A common stock that may be issued under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”). In addition, during the years ended December 31, 2011 and 2010, the Company issued an aggregate of 2,434,561 and 888,605 shares of Class A common stock, respectively, and during the year ended December 31, 2011, delivered 3,515,362 shares from Class A common stock held by its subsidiaries in connection with the LAM Merger (as described in Note 12 of Notes to Consolidated Financial Statements) and certain prior year business acquisitions.

Secondary Offerings—Pursuant to the applicable Prospectus Supplements during 2010, certain selling shareholders of Lazard Ltd (which included current and former managing directors of Lazard (and, from time to time, certain of our directors, executive officers or former executive officers) and their permitted transferees (collectively, the “Selling Shareholders”), who held LAZ-MD Holdings exchangeable interests and/or Class A common stock) offered to sell shares of Class A common stock pursuant to applicable underwriting and pricing agreements. Secondary offerings during the year ended December 31, 2010 are described below (no such secondary offerings occurred during the years ended December 31, 2012 and 2011).

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

During the years ended December 31, 2012, 2011 and 2010, Lazard Group distributed the following amounts to LAZ-MD Holdings and the subsidiaries of Lazard Ltd:

	Year Ended December 31,
	2012	2011	2010
Tax distributions:
LAZ-MD Holdings	$–	$699	$9,480
Subsidiaries of Lazard Ltd	–	16,800	52,135

	$–	$17,499	$61,615

Other distributions:
LAZ-MD Holdings	$5,170	$4,383	$9,804
Subsidiaries of Lazard Ltd	135,108	70,572	50,581

	$140,278	$74,955	$60,385

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments, as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.

Exchange of Lazard Group Common Membership Interests—In addition to the simultaneous exchanges that occurred in connection with the 2010 Secondary Offerings discussed above, during the years ended December 31, 2012, 2011 and 2010, Lazard Ltd issued 5,207,112, 876,614 and 12,081,618 shares of Class A common stock, respectively, in connection with the exchange of a like number of Lazard Group common membership interests (received from members of LAZ-MD Holdings in exchange for a like number of LAZ-MD Holdings exchangeable interests).

Share Repurchase Program—In February 2011, October 2011, April 2012 and October 2012 the Board of Directors of Lazard Ltd authorized, on a cumulative basis, the repurchase of up to $250,000, $125,000, $125,000 and $200,000, respectively, in aggregate cost of Class A common stock and Lazard Group common membership

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

interests through December 31, 2012, December 31, 2013, December 31, 2013 and December 31, 2014, respectively. The Company’s prior share repurchase authorizations expired on December 31, 2009 and December 31, 2011. The Company expects that the share repurchase program, with respect to the Class A common stock, will continue to be used, among other ways, to offset a portion of the shares that have been or will be issued under the 2005 Plan and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”). Pursuant to such authorizations, purchases have been made in the open market or through privately negotiated transactions, and since inception of the program in February 2006 through December 31, 2012, aggregate purchases with respect to such program by Lazard Group and subsidiaries of Lazard Ltd are set forth in the table below (including, during the year ended December 31, 2012, purchases of 12,817,196 Class A common shares, at an aggregate cost of $354,464 (no Lazard Group common membership interests were purchased during the year):

	Number of Shares/Common Membership Interests Purchased	Average Price Per Share/Common Membership Interest
Class A common stock	35,726,044	$31.04
Lazard Group common membership interests	1,400,089	$32.66

As a result of the delivery of shares of Class A common stock through December 31, 2012 relating to (i) the settlement of vested RSUs and deferred stock unit grants (“DSUs”), (ii) the incentive plan share awards of shares of restricted Class A common stock, (iii) the delivery of shares of restricted Class A common stock in exchange for RSUs and (iv) the delivery of shares of Class A common stock in connection with business acquisitions and the LAM Merger, there were 10,230,729 and 2,174,573 shares of Class A common stock held by Lazard Group at December 31, 2012 and 2011, respectively. Such Class A common shares are reported, at cost, as a reduction of members’ equity within the accompanying consolidated statements of financial condition.

As of December 31, 2012, after giving effect to the forward purchase agreement as described below, $154,066 of the current share repurchase amount authorized as of such date remained available under the share repurchase program, all of which expires December 31, 2014. In addition, under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs and delivery of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to cover its minimum statutory tax withholding requirements (see Note 14 of Notes to Consolidated Financial Statements).

During the year ended December 31, 2012, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases through the open market.

Accumulated Other Comprehensive Income (Loss), Net of Tax—The components of AOCI at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Currency translation adjustments	$38,657	$16,958
Interest rate hedge	(2,502)	(3,557)
Employee benefit plans	(128,536)	(92,637)

Total AOCI	(92,381)	(79,236)
Amount attributable to noncontrolling interests	12	16

Total Lazard Group AOCI	$(92,393)	$(79,252)

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Noncontrolling Interests—Noncontrolling interests principally represent interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own.

The tables below summarize net income (loss) attributable to noncontrolling interests for the years ended December 31, 2012, 2011 and 2010 and noncontrolling interests as of December 31, 2012 and 2011 in the Company’s consolidated financial statements:

	Net Income (Loss) Attributable to Noncontrolling Interests Year Ended December 31,
	2012	2011	2010
Edgewater	$3,491	$4,130	$6,690
Other	(129)	(452)	190

Total	$3,362	$3,678	$6,880

	Noncontrolling Interests As Of December 31,
	2012	2011
Edgewater	$75,262	$91,713
Other	646	12,210

Total	$75,908	$103,923

14.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2005 Plan and 2008 Plan and activity with respect thereto during the years ended December 31, 2012, 2011 and 2010, is presented below.

Shares Available Under the 2005 Plan and 2008 Plan

The 2005 Plan authorizes the issuance of up to 25,000,000 shares of Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock units and other equity-based awards. Each stock unit or similar award granted under the 2005 Plan represents a contingent right to receive one share of Class A common stock, at no cost to the recipient. The fair value of such awards is generally determined based on the closing market price of Class A common stock at the date of grant.

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs and restricted stock awards) and “professional services” expense (with respect to DSUs) within the Company’s accompanying consolidated statements of operations:

	Year Ended December 31,
	2012	2011	2010
Share-based incentive awards:
RSUs (a)	$298,809	$264,110	$303,094
Restricted Stock (b)	10,003	9,767	979
DSUs	768	632	615

Total	$309,580	$274,509	$304,688

(a)	Includes, during the year ended December 31, 2010, $24,860 relating to the amendment of the Company’s retirement policy (described below) and $46,880 relating to the 2010 Restructuring Plan, and, during the year ended December 31, 2012, an aggregate of $26,158 relating to staff reductions and the Cost Saving Initiatives (see Note 16 of Notes to Consolidated Financial Statements recorded in the first and fourth quarters of 2012, respectively).
(b)	Includes, during the year ended December 31, 2012, $713 relating to the Cost Savings Initiatives recorded in the fourth quarter of 2012.

The Company’s incentive plans are described below.

Restricted and Deferred Stock Units

RSUs generally require future service as a condition for the delivery of the underlying shares of Class A common stock (unless the recipient is then eligible for retirement under the Company’s retirement policy) and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. The grant date fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods and is adjusted for actual forfeitures over such period.

RSUs issued subsequent to December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the years ended December 31, 2012, 2011 and 2010, dividend participation rights required the issuance of 920,791, 389,846 and 318,025 RSU’s, respectively.

In January 2010, the Company amended its retirement policy with respect to RSU awards. Such amendment served to modify the retirement eligibility vesting requirements of existing and future RSU awards, and, as noted above, we accelerated the recognition of compensation expense for the affected RSU awards. Accordingly, the Company recorded a non-cash charge to “compensation and benefits” expense of $24,860 in the first quarter of 2010 relating to prior years’ awards.

Non-executive members of the Board of Directors of Lazard Group (who are also the same Non-Executive Directors of Lazard Ltd) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 53,239, 26,859 and 31,588 DSUs granted during the years ended December 31, 2012, 2011 and 2010, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into Class A common stock at the time of cessation of service to the Board. DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock, and resulted in nominal cash payments for the years ended December 31, 2012, 2011 and 2010.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the 2005 Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. During the years ended December 31, 2012, 2011 and 2010, 10,597, 8,184 and 7,438 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs during the three-year period ended December 31, 2012:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2010	23,367,813	$37.01	103,146	$35.75
Granted (including 318,025 RSUs relating to dividend participation)	7,890,127	$35.69	39,026	$31.51
Forfeited	(859,756)	$36.13	–	–
Vested/Exchanged	(8,289,549)	$39.42	(20,435)	$35.38

Balance, December 31, 2010	22,108,635	$35.67	121,737	$34.46
Granted (including 389,846 RSUs relating to dividend participation)	7,002,736	$43.21	35,043	$36.09
Forfeited	(305,155)	$37.83	–	–
Vested	(8,054,387)	$39.13	(16,120)	$34.76

Balance, December 31, 2011	20,751,829	$36.84	140,660	$34.83
Granted (including 920,791 RSUs relating to dividend participation)	8,594,744	$27.68	63,836	$24.06
Forfeited	(581,411)	$35.59	–	–
Vested/Exchanged	(7,284,031)	$34.71	–	$–

Balance, December 31, 2012	21,481,131	$33.92	204,496	$31.47

During the years ended December 31, 2012, 2011 and 2010, 7,284,031 RSUs, 8,054,387 RSUs and 8,248,654 RSUs vested or were exchanged, respectively, (including in 2012, 1,523,642 RSUs that were exchanged for shares of restricted Class A common stock and 958,213 RSUs that were modified through forward purchase agreements into a liability award of $28,612) and, in 2010, 40,895 RSUs that were exchanged for 40,895 shares of restricted Class A common stock. As of the modification date in 2012, the Company recorded a liability in “accrued compensation and benefits” of $26,922 related to such liability award and an offsetting reduction to “members’ equity”. As of December 31, 2102, unrecognized compensation expense related to such liability award was $1,690 and will be amortized over the two-month period ending February 28, 2013. No additional compensation expense was recorded as a result of the modification. In connection with the vested RSUs, the Company satisfied its minimum statutory tax withholding requirements in lieu of issuing 1,471,814, 2,353,561 and 1,674,261 shares of Class A common stock in the years ended December 31, 2012, 2011 and 2010, respectively. Accordingly, 3,330,362, 5,700,826 and 6,574,393 shares of Class A common stock held by Lazard Group were delivered during the years ended December 31, 2012, 2011 and 2010, respectively.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

As of December 31, 2012, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $194,000, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.1 years subsequent to December 31, 2012. The ultimate amount of such expense is dependent upon the actual number of RSUs that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described herein.

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the three-year period ended December 31, 2012:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2010	–	–
Granted/Exchanged (a)	95,332	$37.63

Balance, December 31, 2010	95,332	$37.63
Granted	327,238	$43.70
Vested	(327,238)	$43.70

Balance, December 31, 2011	95,332	$37.63
Granted/Exchanged (a)	2,100,965	$34.34
Forfeited	(21,178)	$29.51
Vested	(202,510)	$31.43

Balance, December 31, 2012	1,972,609	$34.85

(a)	Includes during the years ended December 31, 2012 and 2010, as described above, 1,523,642 and 40,895 shares of restricted Class A common stock, respectively, issued in exchange for 1,523,642 and 40,895 previously granted RSUs, respectively, at grant date fair values of $35.95 and $36.10 per share, respectively. The vesting terms of such restricted Class A common stock issued are substantially the same as those of the original awards exchanged. There was no incremental compensation cost incurred as a result of the exchanges.

As mentioned above, during 2012, the Company exchanged 1,523,642 RSUs for shares of restricted Class A common stock.

In connection with shares of restricted Class A common stock that vested during the years ended December 31, 2012 and 2011, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 28,129 and 68,866 shares of Class A common stock during such respective years. Accordingly, 174,381 and 258,372 shares of Class A common stock held by the Company were delivered during the years ended December 31, 2012 and 2011, respectively.

The awards include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At December 31, 2012, unrecognized restricted stock expense was approximately $10,000, with such expense to be recognized over a weighted average period of approximately 0.4 years subsequent to December 31, 2012.

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

The following is a summary of activity relating to Lazard Fund Interests and other similar deferred compensation arrangements during the year ended December 31, 2012:

	Prepaid Compensation	Compensation Liability
Balance, January 1, 2012	$17,783	$29,900
Granted	64,679	64,679
Settled	–	(10,646)
Forfeited	(1,603)	(1,711)
Amortization	(33,476)	–
Increase in fair value related to:
Change in fair value of underlying investments	–	7,557
Adjustment for estimated forfeitures	–	7,841
Other	62	(27)

Balance, December 31, 2012	$47,445	$97,593

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.6 years subsequent to December 31, 2012.

The following is a summary of the impact of Lazard Fund Interests and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying consolidated statements of operations for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Amortization, net of forfeitures(a)	$41,209	$14,551
Change in the fair value of underlying investments	7,557	(3,024)

Total	$48,766	$11,527

(a)	Includes, during the year ended December 31, 2012, $3,495 relating to the cost savings initiatives recorded in the fourth quarter of 2012.

Incentive Awards Granted In February 2013

In February 2013, the Company granted approximately $272,000 of deferred incentive awards to eligible employees. These grants included approximately 4.3 million RSUs or shares of restricted Class A common stock that, in accordance with U.S. GAAP, were measured at the grant date fair value of $37.45 per RSU or

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

share of restricted Class A common stock, or an aggregate of approximately $161,000. In addition, eligible employees will have the choice of receiving a portion of their deferred incentive awards in a combination of (i) Lazard Fund Interests, and (ii) additional shares of restricted Class A common stock, with the aggregate fair value on the date of grant of these awards being approximately $99,000. The remaining deferred incentive awards include deferred cash awards and a portion of fund managers’ year-end incentive compensation that is reinvested in certain asset management funds, with such aggregate fair value on the date of grant of these awards being approximately $12,000.

The RSUs, restricted Class A stock and Lazard Fund Interests granted each provide for one-third vesting on March 2, 2015 and the remaining two-thirds vesting on March 1, 2016. Compensation expense with respect to such incentive awards will generally be recognized over the vesting period, with such compensation expense to be recognized over a weighted average period of approximately 2.7 years.

15.	EMPLOYEE BENEFIT PLANS

The Company provides retirement and other post-retirement benefits to certain of its employees through defined benefit pension plans (the “pension plans”) and, in the U.S., a partially funded contributory post-retirement plan covering qualifying U.S. employees (the “medical plan” and together with the pension plans, the “post-retirement plans”). The Company also offers defined contribution plans. The post-retirement plans generally provide benefits to participants based on average levels of compensation. Expenses related to the Company’s employee benefit plans are included in “compensation and benefits” expense on the consolidated statements of operations.

Employer Contributions to Pension Plans—The Company’s funding policy for its U.S. and non-U.S. pension plans is to fund when required or when applicable upon an agreement with the plans’ Trustees. Management also evaluates from time to time whether to make voluntary contributions to the plans. The Company made a contribution to the U.S. pension plans during the year ended December 31, 2012 of approximately $1,095. The Company does not expect to make a contribution to the U.S. pension plans during the year ending December 31, 2013.

On April 30, 2012, the Company and the Trustees of the U.K. pension plans concluded the December 31, 2010 triennial valuations of the plans. In connection with such valuations and a previously negotiated agreement with the Trustees, the Company and the Trustees agreed upon pension funding terms (the “agreement”) (which superseded the terms of an agreement reached in June 2009 with respect to the previous triennial valuation as of December 31, 2007) whereby the Company: (i) made a contribution in December 2011 to the plans of 2.3 million British pounds ($3,687 at December 31, 2011 exchange rates) from a previously established escrow account, (ii) will make contributions of 1 million British pounds during each year from 2012 through 2020 inclusive and (iii) amended the previous escrow arrangement into an account security arrangement covering 10.2 million British pounds, committing to make annual contributions of 1 million British pounds into such account security arrangement during each year from 2014 through 2020. It was further agreed that, to the extent that the value of the plans’ assets falls short of the funding target for June 1, 2020 that has been agreed upon with the Trustees, the assets from the account security arrangement would be released into the plans at that date. Additionally, the Company agreed to fund the expenses of administering the plans, including certain regulator levies and the cost of other professional advisors to the plans. The terms of the agreement are subject to adjustment based on the results of subsequent triennial valuations. The aggregate amounts in the account security arrangement at December 31, 2012 and 2011 of approximately $16,500 and $15,800 have been recorded in “cash deposited with clearing organizations and other segregated cash” on the accompanying consolidated statements of financial condition. Income on the account security arrangement accretes to the Company and is recorded in interest income.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

During the year ended December 31, 2012, the Company contributed 1.7 million British pounds to these U.K. pension plans and expects to contribute a similar amount during the year ending December 31, 2013. Additionally, during the year ended December 31, 2012, contributions were made to other non-U.S. pension plans of approximately $4,500. The Company expects to contribute a similar amount to these other non-U.S. pension plans during the year ending December 31, 2013.

The following table summarizes the changes in the benefit obligations, the fair value of the assets, the funded status and amounts recognized in the consolidated statements of financial condition for the post-retirement plans. The Company uses December 31 as the measurement date for its post-retirement plans.

	Pension Plans		Medical Plan
	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$575,031	$519,779	$5,362	$5,799
Service cost	670	651	60	69
Interest cost	27,636	28,266	211	278
Actuarial (gain) loss	57,057	51,401	310	(437)
Benefits paid	(26,420)	(21,718)	(275)	(347)
Foreign currency translation and other adjustments	22,051	(3,348)

Benefit obligation at end of year	656,025	575,031	5,668	5,362

Change in plan assets
Fair value of plan assets at beginning of year	568,911	554,988
Actual return on plan assets	33,882	29,870
Employer contributions	8,221	8,689	275	347
Benefits paid	(26,420)	(21,718)	(275)	(347)
Foreign currency translation and other adjustments	23,111	(2,918)

Fair value of plan assets at end of year	607,705	568,911	–	–

Funded (deficit) at end of year	$(48,320)	$(6,120)	$(5,668)	$(5,362)

Amounts recognized in the consolidated statements of financial condition at December 31, 2012 and 2011 consist of:
Prepaid pension asset (included in “other assets”)	$2,659	$31,457
Accrued benefit liability (included in “other liabilities”)	(50,979)	(37,577)	$(5,668)	$(5,362)

Net amount recognized	$(48,320)	$(6,120)	$(5,668)	$(5,362)

Amounts recognized in AOCI (excluding tax benefits of $25,989 and $14,183 at December 31, 2012 and 2011, respectively) consist of:
Actuarial net loss (gain)	$143,133	$93,186	$50	$(261)
Prior service cost	11,342	13,896

Net amount recognized	$154,475	$107,082	$50	$(261)

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following table summarizes the fair value of plan assets, the accumulated benefit obligation and the projected benefit obligation at December 31, 2012 and 2011:

	U.S. Pension Plans As Of December 31,		Non-U.S. Pension Plans As Of December 31,		Total As Of December 31,
	2012	2011	2012	2011	2012	2011
Fair value of plan assets	$25,231	$24,295	$582,474	$544,616	$607,705	$568,911
Accumulated benefit obligation	$35,276	$33,493	$620,749	$541,538	$656,025	$575,031
Projected benefit obligation	$35,276	$33,493	$620,749	$541,538	$656,025	$575,031

The following table summarizes the components of benefit cost (credit), the return on plan assets, benefits paid, contributions and other amounts recognized in AOCI for the years ended December 31, 2012, 2011 and 2010:

	Pension Plans For The Years Ended December 31,			Medical Plan For The Years Ended December 31,
	2012	2011	2010	2012	2011	2010
Components of Net Periodic Benefit Cost (Credit):
Service cost	$670	$651	$598	$60	$69	$81
Interest cost	27,636	28,266	27,734	211	278	292
Expected return on plan assets	(26,657)	(30,490)	(29,347)
Amortization of:
Prior service cost (credit)	2,751	2,979	2,835			(1,023)
Net actuarial loss	1,658	258	806
Settlement loss (a)	1,135

Net periodic benefit cost (credit)	$7,193	$1,664	$2,626	$271	$347	$(650)

Actual return on plan assets	$33,882	$29,870	$61,452
Employer contributions	$8,221	$8,689	$13,284	$275	$347	$542
Benefits paid	$26,420	$21,718	$21,826	$275	$347	$542

Other changes in plan assets and benefit obligations recognized in AOCI (excluding tax charge (benefit) of $(11,805), $(11,495) and $7,530 during the years ended December 31, 2012, 2011 and 2010, respectively):

Net actuarial (gain) loss	$50,209	$51,703	$(21,026)	$310	$(438)	$610
Reclassification of prior service (cost) credit to earnings	(2,751)	(2,979)	(2,835)			1,023
Reclassification of actuarial loss to earnings	(2,793)	(258)	(806)
Currency translation and other adjustments	2,729	(491)	(3,980)

Total recognized in AOCI	$47,394	$47,975	$(28,647)	$310	$(438)	$1,633

Net amount recognized in total periodic benefit cost and AOCI	$54,587	$49,639	$(26,021)	$581	$(91)	$983

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

(a)	During the year ended December 31, 2012, the Company’s pension plans in the U.S. made lump sum benefit payments in excess of the plans’ annual service and interest costs, which, under U.S. GAAP, requires that the plans’ obligations and assets be remeasured. The remeasurement of the plans resulted in the recognition of actuarial losses totaling $2,167 recorded in “other comprehensive income (loss), net of tax” (“OCI”), which, after recording a settlement loss of $1,135 recognized in “compensation and benefits” expense, resulted in a net charge to OCI of $1,032.

The amounts in AOCI on the consolidated statement of financial condition as of December 31, 2012 that are expected to be recognized as components of net periodic benefit cost (credit) for the year ending December 31, 2013 are as follows:

	Pension Plans	Medical Plan	Total
Prior service cost	$2,826	$–	$2,826
Net actuarial loss	$2,455	$–	$2,455

The assumptions used to develop actuarial present value of the projected benefit obligation and net periodic pension cost as of or for the years ended December 31, 2012, 2011 and 2010 are set forth below:

	Pension Plans December 31,			Medical Plan December 31,
	2012	2011	2010	2012	2011	2010
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.6%	4.8%	5.4%	3.4%	4.1%	5.0%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	3.2%	4.7%	5.0%	4.1%	5.0%	5.6%
Expected long-term rate of return on plan assets	4.7%	5.4%	5.9%	–	–	–
Healthcare cost trend rates used to determine net periodic benefit cost:
Initial				8.0%	8.0%	8.5%
Ultimate				6.0%	6.0%	6.0%
Year ultimate trend rate achieved				2016	2015	2015

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

The assumed cost of healthcare has an effect on the amounts reported for the Company’s medical plan. A 1% change in the assumed healthcare cost trend rate would increase (decrease) our cost and obligation as follows:

	1% Increase		1% Decrease
	2012	2011	2012	2011
Cost	$44	$66	$(31)	$(49)
Obligation	$880	$929	$(610)	$(649)

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Expected Benefit Payments—The following table summarizes the expected benefit payments for the Company’s post-retirement plans for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

	Pension Plans	Medical Plan
2013	$22,312	$383
2014	23,287	401
2015	24,447	392
2016	25,729	382
2017	25,925	382
2018-2022	150,681	1,900

Plan Assets—The following tables present the categorization of our pension plans’ assets as of December 31, 2012 and 2011, measured at fair value, into a fair value hierarchy in accordance with fair value measurement disclosure requirements:

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Asset Category
Cash	$10,714	$–	$–	$10,714
Debt	47,298	–	–	47,298
Equities	29,337	–	–	29,337
Funds:
Alternative investments	–	39,930	404	40,334
Debt	12,430	307,695	2,024	322,149
Equity	157,873	–	–	157,873

Total	$257,652	$347,625	$2,428	$607,705

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Asset Category
Cash	$6,836	$–	$–	$6,836
Debt	48,369	–	–	48,369
Equities	25,186	–	–	25,186
Funds:
Alternative investments	–	34,753	–	34,753
Debt	13,141	302,384	1,777	317,302
Equity	134,393	2,072	–	136,465

Total	$227,925	$339,209	$1,777	$568,911

Activity in the fair value of the pension plans’ Level 3 debt and alternative investment funds for the years ended December 31, 2012 and 2011 consisted of purchases of $131 and $1,837 and net unrealized/realized gains of $443, and $3, respectively, partially offset by favorable (unfavorable) foreign currency translation adjustments of $77 and ($63), respectively.

Included in Level 1 equity funds are $106,873 and $95,658 as of December 31, 2012, and 2011, respectively, that are invested in funds managed by LAM.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Consistent with the plans’ investment strategies, at December 31, 2012 and 2011, the Company’s U.S. pension plan had 51% and 46%, respectively, of the plans’ assets invested in Level 1 equity funds and 49% and 54%, respectively, invested in Level 1 debt funds. The Company’s non-U.S. pension plans at December 31, 2012 and 2011, had 30% and 27%, respectively, of the plans’ assets invested in equities and equity funds that are primarily Level 1 assets; 61% and 65%, respectively of the plans’ assets invested in debt and debt funds that are primarily Level 2 assets, and 9% and 8%, respectively, of the plans’ assets invested in cash, which is a Level 1 asset or in alternative investment funds that are primarily Level 2 assets.

Investment Policies and Strategies—The primary investment goal is to ensure that the plans remain well funded, taking account of the likely future risks to investment returns and contributions. As a result, a portfolio of assets is maintained with appropriate liquidity and diversification that can be expected to generate long-term future returns that minimize the long-term costs of the pension plans without exposing the trust to an unacceptable risk of under-funding. The Company’s likely future ability to pay such contributions as are required to maintain the funded status of the plans over a reasonable time period is considered when determining the level of risk that is appropriate. The fair value of plan investments classified as Level 1 assets are based on market quotes. The fair value of plan assets classified as Level 2 assets are primarily valued based on inputs other than quoted prices that are directly observable or derived principally from, corroborated by market data. The fair value of plan investments classified as Level 3 assets are primarily based on NAV determined based on information provided by external fund administrators.

Defined Contribution Plans—Pursuant to certain matching contributions, the Company contributes to employer sponsored defined contribution plans. Such contributions amounted to $13,070, $10,944 and $9,684 for the years ended December 31, 2012, 2011 and 2010, respectively, which are included in “compensation and benefits” expense on the consolidated statements of operations.

16.	COST SAVING INITIATIVES AND 2010 RESTRUCTURING PLAN

Cost Saving Initiatives—In October 2012, the Company announced a number of cost saving initiatives (the “Cost Saving Initiatives”) relating to the Company’s operations. These initiatives include streamlining our corporate structure and consolidating support functions; realigning our investments into areas with potential for the greatest long-term return; and creating greater flexibility to retain and attract the best people and invest in new growth areas. The Company expects associated aggregate pre-tax implementation expenses to range between $110,000 and $130,000, primarily consisting of compensation-related expense, including the acceleration of unrecognized expenses pertaining to previously granted RSUs, severance and benefit payments and other non-compensation-related costs. Approximately 75% of the aggregate implementation expense is expected to be paid in cash. As reflected in the table below, the Company incurred $102,576 of the pre-tax implementation expense in the fourth quarter of 2012, with the remainder expected to be recorded in the first half of 2013.

The Company’s consolidated statement of operations for the quarter and year ended December 31, 2012 includes pre-tax implementation expense, by segment, as reflected in the table below:

	Financial Advisory	Asset Management	Corporate	Total
Compensation and benefits	$76,133	$12,056	$11,798	$99,987
Other	1,399	733	457	2,589

Total	$77,532	$12,789	$12,255	$102,576

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Activity related to the obligation pursuant to the Cost Saving Initiatives during 2012 was as follows:

	Accrued Compensation and Benefits	Other Liabilities	Total
Balance, October 1, 2012	$–	$–	$–
New charges	99,987	2,589	102,576
Less:
Non-cash charges	(22,360)	–	(22,360)
Settlements	(31,499)	(875)	(32,374)

Balance, December 31, 2012	$46,128	$1,714	$47,842

2010 Restructuring Plan—In the first quarter of 2010, the Company announced a restructuring plan which included certain staff reductions and realignments of personnel (the “2010 Restructuring Plan”). In connection with the 2010 Restructuring Plan, the Company recorded a charge in the first quarter of 2010 of $87,108, inclusive of $46,880 relating to the acceleration of RSUs (in aggregate, the “2010 Restructuring Charge”).

The 2010 Restructuring Charge primarily consisted of compensation-related expenses, including the acceleration of unrecognized expenses pertaining to RSUs previously granted to individuals who were terminated pursuant to the restructuring, severance and benefit payments and certain other costs. As of December 31, 2011, the remaining liability associated with the 2010 Restructuring Plan was $9,456, and is reported within “accrued compensation and benefits” and “other liabilities” on the accompanying consolidated statement of financial condition (there was no remaining liability as of December 31, 2012). During the years ended December 31, 2012, 2011 and 2010, the Company made cash payments of $8,546, $10,625 and $18,847, respectively, for the 2010 Restructuring Plan, and during the years ended December 31, 2012 and 2011, we reduced our provision for the 2010 Restructuring Charge by $910 and $1,300, respectively.

17.	INCOME TAXES

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

Substantially all of Lazard’s foreign operations are conducted in “pass-through” entities for U.S. income tax purposes and the Company provides for U.S. income taxes on a current basis for substantially all of those earnings. The repatriation of prior earnings attributable to “non-pass-through” entities would not result in the recognition of a material amount of additional U.S. income taxes.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The components of the Company’s provision (benefit) for income taxes for the years ended December 31, 2012, 2011 and 2010, and a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rates for such years, are shown below.

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$1,947	$(282)	$3,631
Foreign	26,676	35,452	26,006
State and local (primarily UBT)	3,126	1,669	9,640

Total current	31,749	36,839	39,277

Deferred:
Federal	–	(478)	777
Foreign	(1,127)	(2,832)	5,331
State and local (primarily UBT)	–	(6,121)	–

Total deferred	(1,127)	(9,431)	6,108

Total	$30,622	$27,408	$45,385

	Year Ended December 31,
	2012	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Rate benefit for U.S. partnership operations	(35.0)	(35.0)	(35.0)
Foreign taxes	19.0	13.5	12.7
State and local taxes (primarily UBT)	2.6	(1.8)	3.9
Other, net	3.6	(0.4)	1.8

Effective income tax rate	25.2%	11.3%	18.4%

See Note 20 of Notes to Consolidated Financial Statements regarding operating income (loss) by geographic region.

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

	December 31,
	2012	2011
Deferred Tax Assets:
Basis adjustments (primarily as a result of the separation and recapitalization transactions that occurred during 2005 and from secondary offerings)	$40,391	$45,950
Compensation and benefits	87,890	71,724
Net operating loss and tax credit carryforwards	68,828	62,021
Depreciation and amortization	2,130	1,519
Other	9,222	7,600

Gross deferred tax assets	208,461	188,814
Valuation allowance	(102,820)	(89,208)

Deferred tax assets (net of valuation allowance)	$105,641	$99,606

Deferred Tax Liabilities:
Depreciation and amortization	$14,959	$15,166
Compensation and benefits	1,421	7,785
Goodwill	669	432
Other	32,043	32,210

Deferred tax liabilities	$49,092	$55,593

Although we have been profitable on a consolidated basis in the last three years, certain of our tax-paying entities have individually experienced losses on a cumulative three-year basis and losses in 2012. In addition, one of our tax-paying entities has recorded a valuation allowance on substantially all of its deferred tax assets due to the combined effect of operating losses in certain subsidiaries of that entity as well as foreign taxes paid that together substantially offset any residual U.S. tax liability. Considering the recent operating results of such entities, we have recorded valuation allowances on our deferred tax assets of $102,820 and $89,208 as of December 31, 2012 and December 31, 2011, respectively. If these entities achieve sustainable levels of profitability in the future, we believe that the valuation allowance recorded against our deferred tax assets at such entities could be reduced significantly. The valuation allowance at December 31, 2012 reflects a net increase of $13,612 from the balance of $89,208 at December 31, 2011.

The Company had net operating loss and tax credit carryforwards for which related deferred tax assets were recorded at December 31, 2012, primarily relating to indefinite-lived carryforwards (subject to various limitations) of approximately $54,442, principally in the U.K. and Italy.

As a result of certain realization requirements regarding share-based incentive plan awards, certain deferred tax assets pertaining to tax deductions related to equity compensation in excess of compensation recognized for financial reporting that would otherwise have been recognized at both December 31, 2012 and 2011 of $1,161 are not included in the table above. The impact of such excess tax deductions will be recorded in members’ equity if and when such deferred tax assets are ultimately realized.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

With few exceptions, the Company is no longer subject to income tax examination by foreign tax authorities and by U.S. federal, state and local tax authorities for years prior to 2008. While we are under examination in various tax jurisdictions with respect to certain open years, the Company does not expect that the result of any final determination related to these examinations will have a material impact on its financial statements. Developments with respect to such examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.

A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year Ended December 31,
	2012	2011	2010
Balance, January 1 (excluding interest and penalties of $6,999, $5,742 and $7,059, respectively)	$40,562	$37,376	$42,069
Increases in gross unrecognized tax benefits relating to tax positions taken during:
Prior years	284	1,081	–
Current year	12,484	11,327	10,273
Decreases in gross unrecognized tax benefits relating to:
Tax positions taken during prior years	(4,631)	(3,584)	(644)
Settlements with tax authorities	(2,343)	–	(3,805)
Lapse of the applicable statute of limitations	(9,862)	(5,638)	(10,517)

Balance, December 31 (excluding interest and penalties of $10,745, $6,999 and $5,742, respectively)	$36,494	$40,562	$37,376

Additional information with respect to unrecognized tax benefits is as follows:

	Year Ended December 31,
	2012	2011	2010
Unrecognized tax benefits at the end of the year that, if recognized, would favorably affect the effective tax rate (includes interest and penalties of $10,745, $6,999 and $5,742, respectively)	$38,602	$41,355	$36,124
Offset to deferred tax assets for unrecognized tax benefits	$8,637	$6,206	$6,994
Interest and penalties recognized in current income tax expense (after giving effect to the reversal of interest and penalties of $3,169, $1,583 and $2,430, respectively)	$3,746	$1,257	$(1,317)

The Company anticipates that it is reasonably possible that approximately $8,500 of unrecognized tax benefits recorded at December 31, 2012 may be recognized within 12 months as a result of the lapse of the statute of limitations in various tax jurisdictions.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

18.	RELATED PARTIES

Amounts receivable from, and payable to, related parties are set forth below:

	December 31,
	2012	2011
Receivables
LFCM Holdings	$20,529	$14,790
Lazard Ltd Subsidiaries	104,587	186,239
Other	3,272	3,711

Total	$128,388	$204,740

Payables
LFCM Holdings	$2,943	$2,060
Lazard Ltd Subsidiaries	205,424	126,875
Other	705	1,225

Total	$209,072	$130,160

LFCM Holdings

LFCM Holdings owns and operates the capital markets business and fund management activities, as well as other specified non-operating assets and liabilities, that were transferred to it by Lazard Group (referred to as the “separated businesses”) in May 2005 and is owned by various current and former working members, including certain of Lazard’s current and former managing directors (which also include the Company’s executive officers) who were or are also members of LAZ-MD Holdings. In addition to the master separation agreement, dated as of May 10, 2005, by and among Lazard Ltd, Lazard Group, LAZ-MD Holdings and LFCM Holdings (the “master separation agreement”), which effected the separation and recapitalization that occurred in May 2005, LFCM Holdings entered into certain agreements that addressed various business matters associated with the separation, including agreements related to administrative and support services (the “administrative services agreement”), employee benefits, insurance matters and licensing. In addition, LFCM Holdings and Lazard Group entered into a business alliance agreement (the “business alliance agreement”). Certain of these agreements are discussed below.

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

Pursuant to the administrative services agreement, dated as of May 10, 2005, by and among LAZ-MD Holdings, LFCM Holdings and Lazard Group, Lazard Group provides selected administrative and support services to LAZ-MD Holdings and LFCM Holdings, such as cash management and debt service administration, accounting and financing activities, tax, payroll, human resources administration, financial transaction support, information technology, public communications, data processing, procurement, real estate management and other general administrative functions. Lazard Group charges for these services based on Lazard Group’s cost allocation methodology.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The services provided pursuant to the administrative services agreement by Lazard Group to LFCM Holdings, and by LFCM Holdings to Lazard Group, are subject to automatic annual renewal, unless either party gives 180 days’ notice of termination. LFCM Holdings and Lazard Group have a right to terminate the services earlier if there is a change of control of either party or the business alliance provided in the business alliance agreement entered into on May 10, 2005, by and among LAZ-MD Holdings, LFCM Holdings and Lazard Group (described below) expires or is terminated. The party receiving a service may also terminate a service earlier upon 180 days’ notice as long as the receiving party pays the service provider an additional three months of service fee for the terminated service.

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

For the years ended December 31, 2012, 2011 and 2010, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $7,637, $10,277 and $12,110, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $5,947, $18,862 and $11,506, respectively. Amounts relating to the administrative services agreement are reported as reductions to operating expenses. Net referral fees for underwriting transactions under the business alliance agreement are reported in “revenue-other”. Net referral fees for private placement, M&A and restructuring transactions under the business alliance agreement are reported in advisory fee revenue.

Receivables from LFCM Holdings and its subsidiaries as of December 31, 2012 and 2011 include $14,299 and $11,862, respectively, related to administrative and support services and other receivables which include sublease income and reimbursement of expenses incurred on behalf of LFCM Holdings, and $6,230 and $2,928, respectively, related to referral fees for underwriting and private placement transactions. Payables to LFCM Holdings and its subsidiaries at December 31, 2012 and 2011 include $2,943 and $2,060, respectively, primarily relating to certain advances and referral fees for Financial Advisory transactions.

Lazard Ltd Subsidiaries

Lazard Group’s receivables from subsidiaries of Lazard Ltd at December 31, 2012 and December 31, 2011 include interest-bearing loans of $101,833 and $186,078, respectively, including accrued interest thereon. Interest income relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $11,382, $7,680 and $3,680 for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012 and 2011, Lazard Group’s payables to subsidiaries of Lazard Ltd includes $3,410 and $3,695, respectively, in connection with Lazard Group’s prior year business acquisitions. In addition, as of December 31, 2012 and 2011, Lazard Group’s payables to subsidiaries of Lazard Ltd include interest-bearing loans, plus accrued interest thereon, of approximately $202,000 and $123,000, respectively. Such amount at

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

December 31, 2012 includes approximately $86,000 resulting from the sale in the first quarter of 2012 of an interest-bearing intercompany receivable due from a Lazard Group subsidiary to a Lazard Ltd subsidiary, which was sold at a discount to reflect arm’s-length terms, resulting in a loss to Lazard Group of $5,638. Interest expense relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $9,843, $4,086 and $4,591 for the years ended December 31, 2012, 2011 and 2010 respectively.

Other

For the years ended December 31, 2012 and 2011, amounts recorded by Lazard Group relating to referral fees for restructuring transactions and fee sharing with MBA Lazard Holdings S.A. and its affiliates (“MBA”), an Argentina-based group in which the Company has a 50% ownership interest, amounted to $1,506 and $1,866, respectively, and are reported in advisory fee revenue.

Other receivables at December 31, 2012 and 2011 primarily relate to referral fees for restructuring and M&A transactions with MBA and a related party loan.

LAZ-MD Holdings

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the years ended December 31, 2012, 2011 and 2010, such charges amounted to $1,000, $750 and $750, respectively.

Lazard Alternative Investments

The business alliance agreement, among other things, granted Lazard Group the option to acquire the North American and European fund management activities of Lazard Alternative Investments Holdings LLC (“LAI”), the subsidiary of LFCM Holdings that owns and operates LFCM Holdings’ alternative investment (including private equity) activities, for an aggregate purchase price of $8,000 and $2,000, respectively. On December 15, 2009, Lazard Group exercised its option to acquire the European fund management activities of LAI for a purchase price of $2,000. Through February 2009, the Company had prepaid $5,500 of the option exercise price related to the North American business of LAI. The remaining option to purchase the North American fund management activities is currently exercisable at any time prior to May 10, 2014, for a purchase price of $2,500.

During the fourth quarter of 2011, the Company determined that it was unlikely to exercise the North American option. Accordingly, during such period the Company wrote-off the $5,500 previously capitalized cost associated with the prepayment of the option which is included within “other” operating expenses on the consolidated statement of operations.

19.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6  2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. At December 31, 2012, LFNY’s regulatory net capital was $107,838, which exceeded the minimum requirement by $101,393.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are authorized and regulated by the Financial Services Authority. At December 31, 2012, the aggregate regulatory net capital of the U.K. Subsidiaries was $119,704, which exceeded the minimum requirement by $100,929.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel for its banking activities conducted through its subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), are subject to regulation and supervision by the Autorité des Marchés Financiers. At December 31, 2012, the consolidated regulatory net capital of CFLF was $177,475, which exceeded the minimum requirement set for regulatory capital levels by $80,927.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At December 31, 2012, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $130,278, which exceeded the minimum required capital by $103,774.

At December 31, 2012, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

Lazard Ltd had been subject to supervision by the United States Securities and Exchange Commission (the “SEC”) as a Supervised Investment Bank Holding Company (“SIBHC”). As a SIBHC, Lazard Ltd was subject to group-wide supervision, which required it to compute allowable capital and risk allowances on a consolidated basis. However, pursuant to Section 617 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the SEC’s SIBHC program was eliminated on July 21, 2011. Pursuant to relevant rules in the European Union, which we continue to examine, LFB, as a European credit institution, is required to be supervised on a consolidated basis by another regulatory body, either in the U.S., by the Board of Governors of the Federal Reserve, or in the European Union. The Dodd-Frank Act and the rules and regulations that may be adopted thereunder (including regulations that have not yet been proposed) could affect us in other ways. We continue to monitor the process as such rules are proposed and adopted.

20.	SEGMENT INFORMATION

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

The Company’s segment information for the years ended December 31, 2012, 2011 and 2010 is prepared using the following methodology:

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

For the years ended December 31, 2012, 2011 and 2010, no individual client constituted more than 10% of the net revenue of any of the Company’s business segments.

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		As Of Or For The Year Ended December 31,
		2012(b)	2011	2010
Financial Advisory	Net Revenue	$1,049,090	$992,107	$1,119,867
	Operating Expenses (a)	1,057,620	929,688	950,968

	Operating Income (Loss)	$(8,530)	$62,419	$168,899

	Total Assets	$793,007	$767,699	$799,090

Asset Management	Net Revenue	$896,260	$897,401	$849,662
	Operating Expenses (a)	659,502	628,945	584,348

	Operating Income	$236,758	$268,456	$265,314

	Total Assets	$566,677	$583,524	$687,323

Corporate	Net Revenue	$(37,220)	$(55,947)	$(65,024)
	Operating Expenses (a)	69,415	33,137	122,380

	Operating Loss	$(106,635)	$(89,084)	$(187,404)

	Total Assets	$1,688,696	$1,686,230	$1,849,871

Total	Net Revenue	$1,908,130	$1,833,561	$1,904,505
	Operating Expenses (a)	1,786,537	1,591,770	1,657,696

	Operating Income	$121,593	$241,791	$246,809

	Total Assets	$3,048,380	$3,037,453	$3,336,284

(a)	Operating expenses include depreciation and amortization of property as set forth in table below.

	Year Ended December 31,
	2012	2011	2010
Financial Advisory	$5,710	$6,739	$6,718
Asset Management	3,250	3,502	3,693
Corporate	21,895	14,339	12,301

Total	$30,855	$24,580	$22,712

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

(b)	See Note 16 of Notes to Consolidated Financial Statements for information regarding the Cost Savings Initiatives announced by the Company in the fourth quarter of 2012, and the impact on each of the Company’s business segments.

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

	As Of Or For The Year Ended December 31,
	2012	2011	2010
Net Revenue:
United States	$1,168,199	$1,087,507	$1,160,171
United Kingdom	180,784	190,307	215,243
France	265,523	234,441	261,085
Other Western Europe	132,754	174,284	141,343
Rest of World	160,870	147,022	126,663

Total	$1,908,130	$1,833,561	$1,904,505

Operating Income (Loss):
United States	$166,819	$215,528	$226,500
United Kingdom	(37,329)	(18,074)	4,867
France	8,332	8,262	23,092
Other Western Europe	(20,812)	27,276	(9,838)
Rest of World	4,583	8,799	2,188

Total	$121,593	$241,791	$246,809

Identifiable Assets:
United States	$1,568,818	$1,586,064	$1,735,744
United Kingdom	226,578	253,365	324,309
France	808,655	773,196	883,932
Other Western Europe	114,763	116,682	141,216
Rest of World	329,566	308,146	251,083

Total	$3,048,380	$3,037,453	$3,336,284

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY RESULTS (UNAUDITED)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2012 and 2011. These quarterly results were prepared in conformity with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	2012 Fiscal Quarter
	First	Second	Third	Fourth(a)	Year
	(dollars in thousands)
Net revenue	$480,528	$436,937	$429,311	$561,354	$1,908,130
Operating expenses	447,950	391,483	381,811	565,293	1,786,537

Operating income (loss)	$32,578	$45,454	$47,500	$(3,939)	$121,593

Net income (loss)	$27,744	$34,919	$36,731	$(8,423)	$90,971
Less - net income (loss) attributable to noncontrolling interests	2,179	1,647	(1,565)	1,101	3,362

Net income (loss) attributable to Lazard Group	$25,565	$33,272	$38,296	$(9,524)	$87,609

(a)	See Note 16 of Notes to Consolidated Financial Statements for information regarding the Cost Savings Initiatives announced in the fourth quarter of 2012.

	2011 Fiscal Quarter
	First	Second	Third	Fourth	Year
	(dollars in thousands)
Net revenue	$438,213	$477,712	$465,323	$452,313	$1,833,561
Operating expenses	364,317	387,260	374,547	465,646	1,591,770

Operating income (loss)	$73,896	$90,452	$90,776	$(13,333)	$241,791

Net income (loss)	$63,507	$76,735	$77,896	$(3,755)	$214,383
Less - net income (loss) attributable to noncontrolling interests	1,242	5,550	225	(3,339)	3,678

Net income (loss) attributable to Lazard Group	$62,265	$71,185	$77,671	$(416)	$210,705

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2012 (the end of the period covered by this Annual Report on Form 10-K). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Directors with Terms Expiring in 2013

Laurent Mignon, age 49, has served as a director of Lazard Ltd and Lazard Group since July 2009. Mr. Mignon has served as Chief Executive Officer of Natixis (the successor to IXIS Corporate & Investment Bank) since May 2009. From September 2007 to May 2009, he was General Partner of Oddo & Cie, a private French investment bank. Prior to joining Oddo & Cie, Mr. Mignon was the Chief Executive Officer of AGF France. He joined AGF France in 1997 as Chief Financial Officer and was nominated to be a member of the Executive Committee in 1998. Prior to joining the AGF Group, Mr. Mignon held a variety of positions in banking over a ten-year period, ranging from trading to investment banking. Mr. Mignon is a member of the Board of Directors of Sequana, and a member of the Board of Directors and of the Audit Committee of Arkema. Mr. Mignon also has been appointed as a member of the management board of Groupe BPCE. Mr. Mignon was selected to be a director of the Company pursuant to an agreement that Lazard entered into with Natixis at the time of Lazard Ltd’s equity public offering in 2005. See “Agreements with Natixis.”

Richard D. Parsons, age 64, has served as a director of Lazard Ltd and Lazard Group since June 2012. Mr. Parsons has been a senior advisor to Providence Equity Partners LLC since September 2009. Mr. Parsons also serves as a member of the Council on Jobs and Competitiveness for the U.S. Office of the President. Mr. Parsons is a member of the Board of Directors of The Estée Lauder Companies Inc. and The Madison Square Garden Company. Mr. Parsons previously served as Chairman of the Board of Directors of Citigroup Inc. from February 2009 through April 2012, and had served as a director of Citigroup Inc. since 1996. From May 2003 until his retirement in December 2008, Mr. Parsons served as Chairman of the Board of Time Warner Inc., and from May 2002 until December 2007, Mr. Parsons served as Chief Executive Officer of Time Warner Inc. Mr. Parsons was formerly Chairman and Chief Executive Officer of Dime Bancorp, Inc. Among his numerous community activities, Mr. Parsons is Chairman of the Apollo Theatre Foundation, Chairman of the Jazz Foundation of America, and a member of the Board of Directors of the New York City Partnership and Teach for America. Mr. Parsons also is a Trustee of the Museum of Modern Art and the American Museum of Natural History. Mr. Parsons is a member of the Nominating & Governance Committee of Lazard Ltd’s Board of Directors. Mr. Parsons was selected to be a director of the Company because of his extensive and diverse leadership experience with both financial services and non-financial services businesses.

Hal S. Scott, age 69, has served as a director of Lazard Ltd and Lazard Group since March 2006. Professor Scott is the Nomura Professor and Director of the Program on International Financial Systems at Harvard Law School, where he has taught since 1975. Before joining Harvard he served as a Law Clerk for the Hon. Justice Byron R. White, U.S. Supreme Court, from 1973 to 1974, and as an Assistant Professor of Law, University of California at Berkeley from 1974 to 1975. Professor Scott has published numerous books and articles on finance, international trade and securities laws. He is the President of the Committee on Capital Markets Regulation, Inc. Professor Scott is a past President of the International Academy of Consumer and Commercial Law and a past Governor of the American Stock Exchange (2002-2005). Professor Scott is the Chairman of the Nominating & Governance Committee and a member of the Audit Committee of Lazard Ltd’s Board of Directors. Professor Scott was selected to be a director of the Company because of his impressive academic background and expertise in public policy and global financial market regulation as it affects the financial services industry.

Directors with Terms Expiring in 2014

Kenneth M. Jacobs, age 54, has served as Chairman of the Board of Directors and Chief Executive Officer of Lazard Ltd and Lazard Group since November 2009. Mr. Jacobs has served as a Managing Director of Lazard since 1991 and had been a Deputy Chairman of Lazard from January 2002 until November 2009. Mr. Jacobs also served as Chief Executive Officer of Lazard North America from January 2002 until November 2009. Mr. Jacobs initially joined Lazard in 1988. Mr. Jacobs is a member of the Board of Trustees of the University of Chicago and the Brookings Institution. Mr. Jacobs was selected to be the Chairman and Chief Executive Officer of Lazard because of his vision, intellect and dynamism, his proven track record of creativity in building new businesses, as well as his skills as a trusted advisor, collaborator and team leader.

Philip A. Laskawy, age 71, has served as a director of Lazard Ltd and Lazard Group since July 2008. Mr. Laskawy served as Chairman and Chief Executive Officer of Ernst & Young from 1994 until his retirement in 2001, after 40 years of service with the professional services firm. Mr. Laskawy served as Chairman of the International Accounting Standards Board from 2006 to 2007, and as a member of the 1999 Blue Ribbon Committee on Improving the Effectiveness of Corporate Audit Committees. Mr. Laskawy has served as Chairman of Fannie Mae since September 2008 and is also a member of the Board of Directors of General Motors Corp., Loews Corp. and Henry Schein, Inc. Mr. Laskawy previously served on the Board of Directors of Discover Financial Services until September 2008. Mr. Laskawy is the Chairman of the Compensation Committee and a member of the Audit Committee of Lazard Ltd’s Board of Directors. Mr. Laskawy was selected to be a director of the Company because of his expertise in the areas of auditing and accounting, his qualifications as an “audit committee financial expert” and the unique perspective he brings as a former chief executive of one of the “big four” accounting firms.

Michael J. Turner, CBE, age 64, has served as a director of Lazard Ltd and Lazard Group since March 2006. In November 2008, Mr. Turner was appointed the non-executive Chairman of Babcock International Group PLC. Mr. Turner was the Chief Executive Officer of BAE Systems plc from March 2002 until August 2008. Mr. Turner joined BAE Systems in 1966 and held a number of commercial, marketing and general management positions, including Chief Operating Officer from 1999 to March 2002. Mr. Turner was appointed a non-executive member of the Board of Directors of GKN PLC in September 2009 and then Chairman in May 2012. Mr. Turner is a member of the Compensation Committee and the Nominating & Governance Committee of Lazard Ltd’s Board of Directors. Mr. Turner was selected to be a director of the Company because of his extensive background, experience and leadership as a former chief executive in the aerospace and defense industry and the Board of Directors’ desire to add geographical diversity to its membership that reflects the Company’s client base in Europe.

Directors with Terms Expiring in 2015

Andrew M. Alper, age 55, has served as a director of Lazard Ltd and Lazard Group since October 2012. Mr. Alper serves as Chairman of Alper Investments, Inc. From October 2006 to January 2013, Mr. Alper served as the Chairman and Chief Executive Officer of EQA Partners, LP, a limited partnership engaged in a global macro strategy. From February 2002 to June 2006, Mr. Alper served as President of the New York City Economic Development Corporation and Chairman of the New York City Industrial Development Agency, appointed to both positions by Mayor Michael Bloomberg. Prior to that, Mr. Alper spent 21 years in the Investment Banking Division of Goldman, Sachs & Co., where he was Chief Operating Officer of the Investment Banking Division from 1997 to 2000. Mr. Alper was co-head of the Financial Institutions Group of the Investment Banking Division of Goldman, Sachs & Co. from 1994 to 1997. Mr. Alper previously served on the Board of Directors of FBR Capital Markets Corporation from January 2007 until June 2009. Mr. Alper is Chairman of the University of Chicago Board of Trustees and also serves as a Trustee of The University of Chicago Medical Center and the Mount Sinai Medical Center in New York. Mr. Alper is Chairman of the Audit Committee of Lazard Ltd’s Board of Directors. Mr. Alper was selected to be a director of the Company because of his extensive experience with the financial and operational aspects of businesses that are comparable to the Company, as well as his background and experience in government service.

Ashish Bhutani, age 52, has served as a director of Lazard Ltd and Lazard Group since March 2010. Mr. Bhutani is a Vice Chairman and a Managing Director of Lazard and has been the Chief Executive Officer of Lazard Asset Management (“LAM”) since March 2004. Mr. Bhutani previously served as Head of New Products and Strategic Planning from June 2003 to March 2004. Prior to joining Lazard, he was Co-Chief Executive Officer North America of Dresdner Kleinwort Wasserstein from 2001 to the end of 2002, and was a member of its Global Corporate and Markets Board, and a member of its Global Executive Committee. Mr. Bhutani worked at Wasserstein Perella Group (the predecessor to Dresdner Kleinwort Wasserstein) from 1989 to 2001, serving as Deputy Chairman of Wasserstein Perella Group and Chief Executive Officer of Wasserstein Perella Securities from 1994 to 2001. Mr. Bhutani began his career at Salomon Brothers in 1985, where he was a Vice President in

Fixed Income. Mr. Bhutani is a member of the Board of Directors of four registered investment companies, which are part of the Lazard fund complex. Mr. Bhutani was selected to be a director of the Company because of his extensive background, experience and knowledge of the asset management industry, his role within the firm as Chief Executive Officer of LAM and Mr. Jacobs’ and the Board’s desire that Mr. Bhutani become a regular contributor to the Board’s deliberations.

Steven J. Heyer, age 60, has served as a director of Lazard Ltd and Lazard Group since June 2005 and was appointed Lead Director in November 2009. Mr. Heyer is the founder and Chief Executive Officer of Avra Kehdabra LLC, a feature animation company. Mr. Heyer is also an investor in, and the Chief Executive Officer of, the Pod Hotel Group. From February 2010 until March 2011, Mr. Heyer served as Chairman and CEO of Harry & David Holdings, Inc., a company that was in financial distress at the time of his appointment and that filed for bankruptcy protection in March 2011. Mr. Heyer resigned as CEO prior to the company’s bankruptcy filing but remained as Chairman to provide guidance and leadership through the bankruptcy proceedings. The company emerged from bankruptcy in September 2011, and Mr. Heyer resigned as Chairman at that time. Mr. Heyer was the Chief Executive Officer of Starwood Hotels & Resorts Worldwide from October 2004 until April 2007. Prior to joining Starwood, he was President and Chief Operating Officer of The Coca-Cola Company from 2002 to September 2004. From 1994 to 2001 he was President and Chief Operating Officer of Turner Broadcasting System, Inc., and a member of AOL Time Warner’s Operating Committee. Previously, Mr. Heyer was President and Chief Operating Officer of Young & Rubicam Advertising Worldwide, and before that spent 15 years at Booz Allen & Hamilton, ultimately becoming Senior Vice President and Managing Partner. He is a member of the Board of Directors of Omnicare, Inc. Mr. Heyer has ownership positions in a portfolio of private companies and is a member of many of their boards of directors. Mr. Heyer is a member of the Audit Committee, the Compensation Committee and the Nominating & Governance Committee of Lazard Ltd’s Board of Directors. Mr. Heyer was selected to be a director of the Company because of the depth of his analytical skills, which he has applied in a variety of leadership positions across diverse industry groups, including broadcast media, consumer products, and hotel and leisure companies.

Sylvia Jay, CBE, age 66, has served as a director of Lazard Ltd and Lazard Group since March 2006. Lady Jay is Chairman of L’Oreal UK, a position she has held since June 2011. From September 2005 until June 2011 she was Vice Chairman of L’Oreal UK. From January 2001 to August 2005, she was the Director General of the Food & Drink Federation, a UK trade body. Lady Jay joined the United Kingdom Civil Service in 1971. Her civil service career, until she resigned in 1995, mainly concerned government financial aid to developing countries, including being a non-executive director of the Gibraltar Ship Repair Company. She also worked in the Civil Service Selection Board to recruit fast stream administrators and diplomats; the French Ministere de la Cooperation; the French Trésor and was one of a small international team which set up the European Bank for Reconstruction and Development. Lady Jay is a member of the Board of Directors of Saint-Gobain, Alcatel-Lucent and Groupe Casino, and was Chairman of Food from Britain from 2005 until 2009. Lady Jay is a member of the Compensation Committee and the Nominating & Governance Committee of Lazard Ltd’s Board of Directors. Lady Jay was selected to be a director of the Company because of her extensive background and experience in government service and the Board’s desire to add geographical diversity that reflects the Company’s client base in Europe.

Agreements with Natixis

As of February 8, 2013, Natixis (the successor to IXIS Corporate & Investment Bank) held 6,999,800 shares of Class A common stock of Lazard Ltd, of which 2,000,000 shares of Class A common stock were acquired in recapitalization transactions in May 2005 and 4,999,800 shares were acquired in May 2008 upon the settlement of the purchase contracts related to $150 million of Lazard Ltd’s equity security units (which equity security units were also acquired in the recapitalization transactions in May 2005). In connection with this investment by Natixis in May 2005, we agreed to nominate one person designated by Natixis to our Board of Directors until such time as (1) the shares of common stock of Lazard Ltd then owned by Natixis, plus (2) the shares of common stock of Lazard Ltd issuable under the terms of any exchangeable securities issued by Lazard Ltd then owned by Natixis, constitute less than 50% of the sum of (a) the shares of common stock of Lazard Ltd initially purchased by Natixis, plus (b) the shares of common stock of Lazard Ltd issuable under the terms of any exchangeable securities issued by Lazard Ltd initially purchased by Natixis. Laurent Mignon is currently the Natixis nominee to our Board of Directors.

Audit Committee Financial Expert

Since Lazard Ltd’s Class A common stock is listed on the New York Stock Exchange and Lazard Group is part of Lazard Ltd’s consolidated reporting group, Lazard Group is not required to have a separate audit committee. Lazard Ltd maintains an independent audit committee and the Board of Directors of Lazard Ltd has determined that Mr. Laskawy has the requisite qualifications to satisfy the SEC’s definition of “audit committee financial expert”.

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

Certain information relating to the compensation of our executive officers, including a Compensation Discussion and Analysis, will be included in Lazard Ltd’s definitive proxy statement for its 2013 annual general meeting of shareholders. We expect that Lazard Ltd will file its definitive proxy statement in March 2013. An amendment to this 2012 Annual Report on Form 10-K will be made at that time to reflect this additional compensation information.

Compensation of Named Executive Officers

The following table contains information with respect to our named executive officers (“NEOs”): Kenneth M. Jacobs, Chairman and Chief Executive Officer; Matthieu Bucaille, Chief Financial Officer; Ashish Bhutani, Chief Executive Officer of Lazard Asset Management; Scott D. Hoffman, General Counsel; and Alexander F. Stern, Chief Operating Officer.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus			Stock Awards			Change in Pension Value and Nonqualified Deferred Compensation Earnings (c)	All Other Compensation (d)		Total
Kenneth M. Jacobs	2012		$900,000		$2,500,000			$5,370,000	(a)	$7,606		$31,283		$8,808,889
Chairman and Chief Executive Officer	2011		$900,000		$2,680,000			$8,800,000		$10,318		$31,686		$12,422,004
	2010		$900,000		$5,100,000			$3,750,000		$4,639		$57,597		$9,812,236

Matthieu Bucaille	2012		$750,000		$727,500			$2,032,500	(a)	–		$387,090		$3,897,090
Chief Financial Officer	2011		$750,000		$617,500			$5,052,500	(b)	–		$692,316		$7,112,316

Ashish Bhutani Chief Executive Officer of Lazard Asset Management	2012 2011 2010	$ $ $	750,000 750,000 750,000	$ $ $	3,950,000 4,200,000 6,250,000	(e) (e)	$ $ $	4,950,000 7,000,000 4,987,500	(a) (a)	– – –	$ $ $	12,023 12,734 40,418	$ $ $	9,662,023 11,962,734 12,027,918

Scott D. Hoffman	2012		$750,000		$757,500			$1,932,500	(a)	$21,911		$21,235		$3,483,146
General Counsel	2011		$750,000		$817,500			$2,250,000		$28,398		$22,648		$3,868,546
	2010		$750,000		$1,500,000			$1,652,500		$12,427		$33,662		$3,948,589

Alexander F. Stern	2012		$750,000		$1,117,500			$2,807,500	(a)	$13,363		$12,810		$4,701,173
Chief Operating Officer	2011		$750,000		$1,192,500			$3,250,000		$17,376		$13,789		$5,223,665
	2010		$750,000		$2,500,000			$1,652,500		$6,940		$22,896		$4,932,336

(a)	Represents restricted stock units with respect to Lazard Ltd Class A common stock (“RSUs”) granted to each of our NEOs during fiscal year 2012 that relate to 2011 performance. Represents for Mr. Bhutani both RSUs valued at $3,172,500 and $5,175,000 in 2012 and 2011, respectively, as well as an award of equity interests in Lazard managed funds consisting of Lazard Fund Interests, or LFIs, valued at $1,777,500 and $1,825,000 in 2012 and 2011, respectively, granted in lieu of RSUs. As required under SEC rules for compensation disclosure in proxy statements, the value of the RSUs and LFIs reported in the Summary Compensation Table is based on the grant date fair value of awards in the fiscal year actually granted (rather than in the year to which the executive’s performance relates) and, in the case of RSUs, is computed in accordance with FASB ASC Topic 718, and, in the case of LFIs, is computed based on the fair market value of the interests in the Lazard managed funds as of the date that the applicable LFIs were awarded. See Note 14 of Notes to the Consolidated Financial Statements contained in this 2012 Annual Report on Form 10-K for a discussion of the assumptions used in the valuation of the RSUs.
(b)	Includes a special long-term retention award granted in 2011 in recognition of Mr. Bucaille’s new duties as Chief Financial Officer and to ensure his long-term dedication to the Company, consisting of RSUs valued at $3.1 million that are scheduled to vest in full on March 1, 2019.
(c)	Represents the aggregate change in actuarial present value of the NEO’s accumulated benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan and, in the case of Messrs. Hoffman and Stern, a related supplemental defined-benefit pension plan.
(d)	For 2012, represents: (i) payment of health insurance premiums in the amount of $10,937 for Mr. Jacobs, $11,443 for Mr. Bucaille and $8,425 for each of Messrs. Bhutani and Hoffman; (ii) life and long-term disability insurance premiums in the amount of $2,690 for Mr. Jacobs, $14,851 for Mr. Bucaille and $2,690 for each of Messrs. Bhutani, Hoffman and Stern; (iii) excess liability insurance premiums in the amount of $908 for each NEO; (iv) tax preparation services in the amount of $16,748 for Mr. Jacobs, $12,561 for Mr. Bucaille and $9,212 for each of Messrs. Hoffman and Stern; and (v) for Mr. Bucaille, a housing reimbursement of $90,000 (together with a related tax gross-up of $68,597) and tuition reimbursement of $107,100 (together with a related tax gross-up of $81,630).
(e)	Includes an award of $940,000 that is considered a deferred cash award and will not be payable until May 2013, contingent upon Mr. Bhutani’s continued employment until the payment date. For 2011, included an award of $990,000 that was considered a deferred cash award, which was paid in May 2012 and was contingent upon Mr. Bhutani’s continued employment until the payment date.

Grants of Plan Based Awards

The following table provides information about RSUs granted to each of our NEOs during fiscal year 2012 that relate to 2011 performance and, for Mr. Bhutani, LFIs granted during fiscal year 2012 that relate to 2011 performance.

Named Executive Officer	Grant Date	Number of Restricted Stock Units	Grant Date Fair Value of Restricted Stock Units	Grant Date Fair Value of Lazard Fund Interests
Kenneth M. Jacobs	February 10, 2012	195,985	$5,370,000	–
Matthieu Bucaille	February 10, 2012	74,179	$2,032,500	–
Ashish Bhutani	February 10, 2012	115,785	$3,172,500	$1,777,500
Scott D. Hoffman	February 10, 2012	70,529	$1,932,500	–
Alexander F. Stern	February 10, 2012	102,464	$2,807,500	–

The RSUs included in the table above represent a contingent right to receive an equivalent number of shares of Lazard Ltd Class A common stock. The RSUs shown in the table that were granted on February 10, 2012 were valued by multiplying the number of RSUs awarded to each NEO by the average closing price-per-share of Lazard Ltd Class A common stock on the NYSE on the five trading days ending on February 10, 2012 ($27.40). The RSUs granted on February 10, 2012 to each of our NEOs will vest as follows: one-third on March 3, 2014 and two-thirds on March 2, 2015. Each of our NEOs signed an RSU agreement in connection with his award. In general, these agreements provide that unvested RSUs are forfeited on termination of employment, except in limited cases such as death, disability, a termination by the Company other than for “cause” or a qualifying retirement pursuant to our RSU Retirement Policy. See “RSU Retirement Policy” below. In the event of a change in control, any unvested but outstanding RSUs granted in 2012 or earlier automatically will vest. Beginning in 2013, the Company adopted “double-trigger” vesting for NEO RSU awards in the event of a change in control, such that equity awards granted in 2013 and later generally will not immediately accelerate vesting upon a change in control, but will instead require both a change in control and another event (such as a qualifying termination) in order to vest. All RSUs receive dividend equivalents at the same rate that dividends are paid on shares of Lazard Ltd Class A common stock. These dividend equivalents are credited in the form of additional RSUs with the same restrictions as the underlying RSUs to which they relate. In addition, the RSU agreements contain standard covenants including, among others, noncompetition and nonsolicitation of our clients and employees.

The LFIs included in the table above represent interests in certain Lazard investment funds. Pursuant to the terms of these awards, a portion of Mr. Bhutani’s incentive compensation is invested in funds managed by LAM. The dollar value of the portion of Mr. Bhutani’s incentive compensation that is invested in such funds is included in the table above. The LFIs granted on February 10, 2012 to Mr. Bhutani will vest as follows: one-third on March 3, 2014 and two-thirds on March 2, 2015. Mr. Bhutani signed an LFI award agreement in connection with his award, which provides that unvested LFIs are forfeited on termination of employment, except in limited cases such as death, disability, a termination by the Company other than for “cause” or a qualifying retirement pursuant to the RSU Retirement Policy. See “RSU Retirement Policy” below. In the event of a change in control, any unvested LFIs granted in 2012 or earlier automatically will vest. Beginning in 2013, the Company adopted “double-trigger” vesting for NEO LFI awards in the event of a change in control, such that LFI awards granted in 2013 and later generally will not immediately accelerate vesting upon a change in control, but will instead require both a change in control and another event (such as a qualifying termination) in order to vest. In the event the investment funds in which the LFIs are invested distribute earnings, such earnings are automatically reinvested in additional LFIs, with the same restrictions as the underlying LFIs to which they relate. In addition, Mr. Bhutani’s LFI award agreement contains standard covenants including, among others, noncompetition and nonsolicitation of our clients and employees.

RSU Retirement Policy. Pursuant to the RSU Retirement Policy, outstanding and unvested RSUs will vest (and in the case of members of Lazard Group who report income from Lazard Group and its affiliates on

Schedule K-1 to Lazard Group’s Federal income tax return, RSUs will be settled in restricted shares of Lazard Ltd Class A common stock, or restricted stock) as long as (i) the holder is at least 56 years old, (ii) the holder has completed at least five years of service with the Company and (iii) the sum of the holder’s actual age and years of service is at least 70. However, following retirement, the restricted stock granted to the former RSU holders remains subject to all restrictive covenants, including continued compliance with non-compete, non-solicit and other provisions contained in the original RSU award agreement through the original vesting date of the RSUs, notwithstanding any expiration date specified therein. Any dividends payable with respect to the restricted stock are held in escrow until the forfeiture provisions lapse. A recipient of restricted stock is required to make an election under Section 83(b) of the Internal Revenue Code, which subjects him or her to taxation on such restricted stock on the date of grant. With the consent of the compliance department of the Company, a recipient may dispose of up to 50% of the restricted stock granted to him or her to pay such taxes. Pursuant to the LFI award agreements, the RSU Retirement Policy also applies to LFIs.

Bonus Plan

To align employee and shareholder interests, we adopted the 2005 Bonus Plan for purposes of determining annual bonuses for our senior executives. Lazard Ltd’s compensation committee, or the Compensation Committee, has full direct responsibility and authority for determining our CEO’s compensation under the plan. In 2012, the Compensation Committee reviewed and approved the compensation of our NEOs under the plan.

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

Amounts payable with respect to bonuses may be satisfied in cash, through equity awards granted under either the Lazard Ltd 2008 Incentive Compensation Plan, or the 2008 Plan, or the Lazard Ltd 2005 Equity Incentive Plan, or the 2005 Plan, or through LFI awards.

Retention Agreements with our NEOs

Each of our NEOs has entered into a retention agreement with the Company. Generally, the provision of services under the retention agreements is terminable by either party upon three months’ notice, and the agreements also contain the terms and conditions set forth below.

Compensation and Employee Benefits. Mr. Stern entered into an amended retention agreement with the Company on March 23, 2010. Mr. Bucaille entered into an amended retention agreement with the Company on April 1, 2011. Mr. Bhutani entered into an amended retention agreement with the Company on August 2, 2011. Mr. Hoffman entered into an amended retention agreement with the Company on May 7, 2008, which was further amended on February 23, 2011 for the sole purpose of extending the expiration date in order to align its term with the then-effective retention agreements with Messrs. Jacobs and Stern. Mr. Jacobs entered into an amended retention agreement with the Company on October 24, 2012.

The term of the agreements for Messrs. Bhutani, Bucaille, Hoffman and Stern expire on March 23, 2013 and for Mr. Jacobs, the term expires on March 31, 2016 or, if later, the second anniversary of a change in control of the Company. The retention agreements with our NEOs provide for a minimum annual base salary of $900,000 for Mr. Jacobs; $750,000 for Mr. Bhutani; $750,000 for Mr. Bucaille; $600,000 for Mr. Hoffman; and $750,000 for Mr. Stern. In addition, each of our NEOs is entitled to an annual bonus to be determined under the Company’s applicable annual bonus plan on the same basis as annual bonuses are determined for other executive officers of the Company; provided that, for Mr. Jacobs, any such annual bonus will be paid in cash (up to a total, including Mr. Jacobs’ base salary, of $3 million, subject to any significant change in applicable legal requirements or prevailing market practice at the time of such award), and the amount of such award that exceeds $3 million, if any, will be paid in the form determined by the Compensation Committee; provided further that, in each case, the NEO is employed by the Company at the end of the applicable fiscal year. Subject to the latter foregoing proviso, each of Messrs. Bhutani, Bucaille, Hoffman and Stern is entitled to be paid such bonus in the same ratio of cash to equity or, in the case of Mr. Bhutani, deferred awards, as is generally applicable to other executives.

In addition, the retention agreements with our NEOs provide that each is entitled to participate in employee retirement and welfare benefit plans and programs of the type made available to our most senior executives. The retention agreement with Mr. Bucaille also provides that he is entitled to certain housing and tuition reimbursements.

Payments and Benefits Upon Certain Terminations of Service. Each NEO retention agreement provides for certain severance benefits in the event of a termination by us other than for “cause” or by the NEO for “good reason” (which we refer to below as a “qualifying termination”) prior to the expiration of the retention agreement. For Mr. Jacobs, except in the case of a qualifying termination that occurs on or following a change in control of the Company, the severance benefits described below are conditioned upon Mr. Jacobs timely delivering an irrevocable waiver and release of claims in favor of the Company. For Messrs. Bhutani, Bucaille, Hoffman and Stern, the level of the severance benefits depends on whether the applicable termination occurs prior to or on or following a change in control of the Company.

In the event of a qualifying termination of an NEO prior to a change in control or, for Mr. Jacobs, without regard to a change in control, the executive generally would be entitled to receive in a lump sum: (1) any unpaid base salary accrued through the date of termination; (2) any earned but unpaid bonuses for years completed prior to the date of termination; (3) a pro-rated portion of the average annual bonus (or, to the extent applicable, cash distributions, and including any bonuses paid in the form of equity awards based on the grant date value of such equity awards in accordance with our normal valuation methodology) paid or payable to the executive for the Company’s two completed fiscal years immediately preceding the fiscal year in which the termination occurs; and (4) a severance payment in the following amount: two times (one times with respect to Mr. Bhutani) the sum of such NEO’s base salary and average annual bonus (not pro-rated) described in clause (3). In the case of Mr. Jacobs, the pro-rated portion of the average annual bonus described in clause (3) of the immediately preceding payment is also payable in the event of a termination due to death or disability. Upon a qualifying termination, each NEO and their eligible dependents would generally continue to be eligible to participate in the Company’s medical and dental benefit plans, on the same basis as in effect immediately prior to the date of termination (which currently requires the NEO to pay a portion of the premiums) for two years following such termination. The period of such medical and dental benefits continuation would generally be credited towards the NEO’s credited age and service for the purpose of our retiree medical program.

In the event of a qualifying termination of Messrs. Bhutani, Bucaille, Hoffman and Stern on or following a change in control, such NEO would receive the severance payments and benefits described in the preceding paragraph, except that the severance payments would be three times the sum of such executive officer’s base salary and average annual bonus for the two fiscal years that ended prior to the date of such executive officer’s termination. In addition, each of Messrs. Bhutani, Bucaille, Hoffman and Stern, and their eligible dependents, would be eligible for continued participation in our medical and dental benefit plans and receive age and service credit, as described above, except that the applicable period would be three years following the date of termination of service. In the case of Mr. Bhutani, such enhanced severance benefits would only be provided in the event of a change in control in which the Company is acquired by an entity that has an asset management business.

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

Under Mr. Jacobs’ amended retention agreement, he is entitled, subject to his continued employment with the Company, to the fringe benefits and perquisites to which he was entitled as of October 24, 2012. In addition, pursuant to the terms of his retention agreement, a resignation by Mr. Jacobs for good reason will be treated as a termination by the Company without cause for purposes of all equity awards outstanding at the time of such resignation.

Change in Control Excise Tax Gross-up. The retention agreements with Messrs. Bucaille, Hoffman and Stern, which all expire on March 23, 2013, provide that in the event that the NEO’s receipt of any payment made by us under the retention agreement or otherwise is subject to the excise tax imposed under Section 4999 of the Code, an additional payment will be made to restore the executive to the after-tax position that he would have been in if the excise tax had not been imposed. We will not enter into an amended retention agreement with any of our NEOs that provides for such an excise tax gross up. Under their amended retention agreements, Messrs. Jacobs and Bhutani are not eligible for such an excise tax gross up. Under his amended retention agreement, Mr. Jacobs will be required to pay any such excise tax or to reduce the payments subject to the excise tax, if such reduction would produce a more favorable result for him on an after-tax basis.

Noncompetition and Nonsolicitation of Clients. While providing services to the Company and during the three-month period following termination of the NEO’s services (one-month period in the event of such a termination by us without cause or by the NEO for good reason), the NEO may not:

•

perform services in a line of business that is similar to any line of business in which the NEO provided services to us in a capacity that is similar to the capacity in which the NEO acted for us while providing services to us (“competing activity”) for any business enterprise that engages in any activity, or owns a significant interest in any entity that engages in any activity, that competes with any activity in which we are engaged up to and including the date of termination of employment (a “competitive enterprise”);

•	acquire an ownership or voting interest of more than 5% in any competitive enterprise; or

•

solicit any of our clients on behalf of a competitive enterprise in connection with the performance of services that would be competing services, or otherwise interfere with or disrupt any client’s relationship with us.

Nonsolicitation of Employees. While providing services to us and during the six-month period following termination of the NEO’s services, the NEO may not, directly or indirectly, in any manner, solicit or hire any of our employees at the associate level or above to apply for, or accept employment with, any competitive enterprise, or otherwise interfere with any such employee’s relationship with us.

Transfer of Client Relationships, Nondisparagement and Notice Period Restrictions. The NEO is required, upon termination of his services to us and during the 90-day period following termination, to take all actions and do all things reasonably requested by us to maintain for us the business, goodwill and business relationships with our clients with which he worked; provided that such actions and things do not materially interfere with other employment or professional activities of the NEO. In addition, while providing services to us and thereafter, the NEO generally may not disparage us and, in the case of Mr. Jacobs, the Company generally may not disparage him, and before and during the three-month notice period prior to termination, the NEO is prohibited from entering into a written agreement to perform services for a competitive enterprise.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table provides information about the number and value of RSUs and restricted stock held by our NEOs as of December 31, 2012. The market value of the RSUs and restricted stock was calculated based on the closing price of Lazard Ltd’s Class A common stock on the NYSE on December 31, 2012 ($29.84).

Named Executive Officer	Number of Shares of Restricted Stock and Restricted Stock Units That Have Not Vested (1)	Market Value of Restricted Stock and Restricted Stock Units That Have Not Vested
Kenneth M. Jacobs	560,647	$16,729,706
Matthieu Bucaille (2)	225,179	$6,719,341
Ashish Bhutani	443,793	$13,242,782
Scott D. Hoffman	187,080	$5,582,467
Alexander F. Stern	242,550	$7,237,692

(1)	RSU awards are typically granted to our NEOs in February of each year under the 2005 Plan or the 2008 Plan, and relate to the prior year’s performance. The scheduled vesting dates for outstanding RSU awards granted to each of our NEOs are as follows: (i) RSUs granted on February 10, 2012 will vest one-third on March 3, 2014 and two-thirds on March 2, 2015; (ii) RSUs granted on February 10, 2011 (and restricted stock for which such RSUs were exchanged) will vest one-third on March 1, 2013 and two-thirds on March 3, 2014; (iii) RSUs (and, in the case of Mr. Bucaille, restricted stock) granted on February 11, 2010 (and restricted stock for which such RSUs were exchanged) vested one-third on March 1, 2012 and will vest two-thirds on March 1, 2013; and (iv) RSUs granted on February 10, 2009 (and restricted stock for which such RSUs were exchanged) will vest on March 1, 2013. See Note 14 of Notes to the Consolidated Financial Statements contained in this 2012 Annual Report on Form 10-K for a discussion of the Company’s exchange of RSUs for shares of restricted stock in December 2012.
(2)	Mr. Bucaille received a special RSU award in 2011 that will vest on March 1, 2019.

Stock Vested

The following table sets forth certain information concerning RSUs held by our NEOs that vested in 2012. The value realized on vesting was calculated based on the closing price of our Class A common stock on the NYSE on the date immediately preceding the vesting date.

Named Executive Officer	Number of Shares Acquired on Vesting	Value Realized on Vesting
Kenneth M. Jacobs	35,280	$1,074,629
Matthieu Bucaille	31,280	$952,789
Ashish Bhutani	46,922	$1,429,244
Scott D. Hoffman	15,548	$473,592
Alexander F. Stern	15,548	$473,592

Pension Benefits

U.S. Defined Benefit Pension Plans. The following table provides information with respect to the Lazard Frères & Co. LLC Employees’ Pension Plan, a qualified defined-benefit pension plan, and a related supplemental defined-benefit pension plan. Each of Messrs. Jacobs, Hoffman and Stern has an accrued benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan, and Messrs. Hoffman and Stern have accrued additional benefits under the related supplemental defined-benefit pension plan. The annual benefit under such plans, payable as a single life annuity commencing at age 65, would be $6,444 for Mr. Jacobs, $18,840 for Mr. Hoffman and $12,420 for Mr. Stern. Under the terms of the supplemental defined-benefit pension plan, the benefits are only payable in a single lump sum payment. These benefits accrued in each case prior to the date the applicable NEO became a managing director of the Company. Benefit accruals under both of these plans were frozen for all participants effective January 31, 2005. For a discussion of the valuation method and all material assumptions applied in quantifying the present value of the current accrued benefit, see Note 15 of Notes to the Consolidated Financial Statements contained in this 2012 Annual Report on Form 10-K. Messrs. Bhutani and Bucaille do not participate in any of these plans.

Named Executive Officer	Plan Name	Number of Years of Credited Service (1)	Present Value of Accumulated Benefit ($) (2)	Payments During Last Fiscal Year ($)
Kenneth M. Jacobs	Lazard Frères & Co. LLC Employees’ Pension Plan	3	$53,903	$0

Scott D. Hoffman	Lazard Frères & Co. LLC Employees’ Pension Plan Supplemental Defined-Benefit Pension Plan	5	$77,532	$0
		5	$59,184	$0

Alexander F. Stern	Lazard Frères & Co. LLC Employees’ Pension Plan Supplemental Defined-Benefit Pension Plan	6	$71,561	$0
		6	$3,796	$0

(1)	Mr. Jacobs has been employed by the Company for 25 years, Mr. Hoffman 19 years and Mr. Stern 19 years. Mr. Jacobs became a managing director of the Company in 1991, Mr. Hoffman in 1999 and Mr. Stern in 2002, at which point they ceased accruing benefits under these plans.
(2)	In calculating the present value of accumulated benefits outlined above, Messrs. Jacobs, Hoffman and Stern are assumed to live to age 65 and subsequently retire. They are also assumed to choose the single life annuity form of benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan and the lump sum form of benefit under the Supplemental Defined-Benefit Pension Plan (for Messrs. Hoffman and Stern only). The interest rate and mortality rate used to determine the Employees’ Pension Plan present value is 4.05% for all years and the RP-2000 Mortality Table (with 20 years improvement) after retirement only. The Supplemental Defined-Benefit Pension Plan assumes that the annuity benefit will be converted to a lump sum at age 65 using a 4.05% interest rate and the mortality outlined in IRS Notice 2008-85 applicable for lump sum payments (projected to the year the participant attains age 65 using Scale AA). A 4.05% discount rate is used to determine the present value of this single payment at age 65 at December 31, 2012.

Potential Payments Upon Termination or Change in Control

As described above, each of our NEOs has entered into a retention agreement with the Company that provides for certain severance benefits in the event of a termination by us other than for “cause” or by such NEO for “good reason” prior to the expiration of such retention agreement. For Messrs. Bhutani, Bucaille, Hoffman and Stern, the level of the severance benefits currently depends on whether the applicable termination occurs prior to or on or following a change in control, which, in the case of Mr. Bhutani, must be a change in control pursuant to which we are acquired by an entity that has an asset management business. For a discussion of the severance benefits provided pursuant to the retention agreements, see “Retention Agreements with our NEOs”.

Each of our NEOs has received RSUs and restricted stock pursuant to the 2005 Plan or the 2008 Plan, and Mr. Bhutani has received LFIs. The Company has determined to eliminate “single-trigger” vesting generally for NEO awards granted in 2013 or later; however, in the event of a change in control, all RSUs and restricted stock granted in 2012 or earlier under the 2005 Plan or the 2008 Plan, and all LFIs granted in 2012 or earlier, will automatically vest.

The following table shows the potential payments that would be made by the Company to each of our NEOs assuming that such NEO’s employment with the Company terminated, or a change in control occurred (in Mr. Bhutani’s case, a change in control pursuant to which we are acquired by an entity that has an asset management business), on December 31, 2012 under the circumstances outlined in the table. For purposes of this table, the price of Lazard Ltd’s Class A common stock is assumed to be $29.84, which was the closing price on December 31, 2012.

	Prior to a Change in Control			On or After a Change in Control
Named Executive Officer	Death or Disability	Involuntary Termination without “Cause”	Resignation for “Good Reason”	No Termination of Employment	Death or Disability	Involuntary Termination without “Cause” or Resignation for “Good Reason”
Kenneth M. Jacobs
Severance Payment (1)	–	$23,750,000	$23,750,000	–	–	$23,750,000
RSU Vesting (2) (3)	$16,729,706	$16,729,706	$16,729,706	$16,729,706	$16,729,706	$16,729,706
Pro-rata Annual Incentive Payment (4)	$10,975,000	$10,975,000	$10,975,000	–	$10,975,000	$10,975,000
Excise Tax Gross-up Payment (5)	–	–	–	–	–	–
Salary in Lieu of Notice (7)	–	$225,000	–	–	–	$225,000

Matthieu Bucaille
Severance Payment (1)	–	$7,684,612	$7,684,612	–	–	$11,526,918
RSU and Restricted Share Vesting (2) (3)	$6,719,341	$6,719,341	–	$6,719,341	$6,719,341	$6,719,341
Pro-rata Annual Incentive Payment (4)	$3,092,306	$3,092,306	$3,092,306	–	$3,092,306	$3,092,306
Excise Tax Gross-up Payment (5)	–	–	–	–	–	$8,806,352
Salary in Lieu of Notice (7)	–	$187,500	–	–	–	$187,500

Ashish Bhutani
Severance Payment (1)	–	$11,950,000	$11,950,000	–	–	$35,850,000
RSU and Lazard Fund Interest Vesting (2) (3) (6)	$17,106,359	$17,106,359	–	$17,106,359	$17,106,359	$17,106,359
Pro-rata Annual Incentive Payment (4)	$11,200,000	$11,200,000	$11,200,000	–	$11,200,000	$11,200,000
Excise Tax Gross-up Payment (5)	–	–	–	–	–	–
Salary in Lieu of Notice (7)	–	$187,500	–	–	–	$187,500

Scott D. Hoffman
Severance Payment (1)	–	$8,000,000	$8,000,000	–	–	$12,000,000
RSU Vesting (2) (3)	$5,582,467	$5,582,467	–	$5,582,467	$5,582,467	$5,582,467
Pro-rata Annual Incentive Payment (4)	$3,250,000	$3,250,000	$3,250,000	–	$3,250,000	$3,250,000
Excise Tax Gross-up Payment (5)	–	–	–	–	–	$7,956,932
Salary in Lieu of Notice (7)	–	$187,500	–	–	–	$187,500

Alexander F. Stern
Severance Payment (1)	–	$11,250,000	$11,250,000	–	–	$16,875,000
RSU Vesting (2) (3)	$7,237,692	$7,237,692	–	$7,237,692	$7,237,692	$7,237,692
Pro-rata Annual Incentive Payment (4)	$4,875,000	$4,875,000	$4,875,000	–	$4,875,000	$4,875,000
Excise Tax Gross-up Payment (5)	–	–	–	–	–	$10,914,393
Salary in Lieu of Notice (7)	–	$187,500	–	–	–	$187,500

(1)	In addition to the severance payments listed, each of our NEOs is entitled to receive between one and three years of medical and dental coverage following termination. However, amounts relative to this benefit are immaterial and have not been included in the table.

(2)	Valuation of all RSU and restricted stock awards is based upon the full value underlying Lazard Ltd’s Class A common stock at the close of business on December 31, 2012, without taking into account any discount for the present value of such awards. Upon a change in control, all RSU awards granted in 2012 or earlier immediately vest in full. As noted above, beginning in 2013, the Company adopted “double-trigger” vesting for NEO awards in the event of a change in control, such that NEO equity awards granted in 2013 and later generally will not immediately accelerate upon a change in control, but will instead require both a change in control and another event (such as a qualifying termination) in order to vest.

(3)	Upon death, all RSU awards vest upon the earlier of 30 days or the scheduled vesting date, and all restricted stock awards will immediately vest. Upon disability, or a termination without “cause” (or, for Mr. Jacobs, resignation for “good reason”), the NEOs, other than Mr. Bhutani, may be immediately taxed on 100% of the shares underlying the RSUs. Accordingly, 50% of the shares underlying the RSUs will be delivered to the executive immediately upon termination to allow payment of taxes, and the remaining 50% will be delivered on the original vesting dates, provided that the executive does not violate his restrictive covenants. Upon disability, or a termination without “cause”, RSU awards held by Mr. Bhutani will continue to vest on the scheduled vesting dates. The scheduled vesting dates for outstanding RSU awards are set forth in Footnote (1) to the “Outstanding Equity Awards at 2012 Fiscal Year-End” table above.

(4)	Under the terms of the 2005 Bonus Plan, upon death or disability, each NEO may receive a pro-rated portion of the annual incentive compensation that he would have received in the absence of such termination. Assuming a December 31, 2012 death or disability, all NEOs were assumed to have received their full incentive compensation award for 2012 (annual cash bonus plus value of RSU award and, in the case of Mr. Bhutani, LFI award and deferred cash award).

Pursuant to their retention agreements, in the event of an involuntary termination without “cause” or resignation for “good reason” (and, for Mr. Jacobs, upon termination due to death or disability), each NEO is entitled to a pro-rated portion of the average annual bonus (or, to the extent applicable, cash distributions, and including any bonuses paid in the form of equity awards based on the grant date value of such equity awards in accordance with our normal valuation methodology) paid or payable to the executive for the Company’s two completed fiscal years immediately preceding the fiscal year in which the termination occurs.

(5)	Amounts represent the amount needed to pay each NEO (other than Mr. Jacobs, who is no longer entitled to an excise tax gross-up under his amended agreement and for whom a reduction of benefits was not necessary, and Mr. Bhutani, who is not entitled to an excise tax gross-up under his retention agreement) in order to provide him with a gross-up for his excise tax obligations under Section 4999 of the Code, which imposes an excise tax on certain payments made in connection with a change in control, and any additional tax cost related to the gross-up payment, assuming that a change in control and a termination of employment by the Company without “cause” occurred on December 31, 2012. The retention agreements with Messrs. Bucaille, Hoffman and Stern all expire on March 23, 2013, and we will not enter into an amended retention agreement with any of our NEOs that provides for such an excise tax gross-up. Amounts were determined in accordance with Section 280G of the Code and the regulations issued thereunder, assuming a regular income tax rate ranging from 42.18% to 44.70% based on each applicable NEO’s work location and personal residence, each NEO’s compensation for the period from 2007-2011 and an interest rate of 0.24% for most payments, but for payments that were, pursuant to their original terms, payable in (i) greater than 3 years but less than 9 years, a rate of 0.95% and (ii) greater than 9 years, a rate of 2.40%.

(6)	Upon death and, with respect to awards granted in 2012 or earlier, upon a change in control, all LFIs will immediately vest. As noted above, beginning in 2013, the Company adopted “double-trigger” vesting for NEO awards in the event of a change in control, such that LFI awards granted to our NEOs in 2013 and later generally will not immediately accelerate upon a change in control, but will instead require both a change in control and another event (such as a qualifying termination) in order to vest. Upon disability, or a termination without “cause”, the executive may be immediately taxed on 100% of the LFIs. Accordingly, 50% of the LFIs may be sold, and the remaining 50% will remain subject to restrictive covenants through a limited period.

(7)	Under the retention agreements, each of the NEOs is entitled to 3 months’ notice (or, if the Company elects, base salary in lieu of such notice period) following a termination by the Company other than for cause, death or disability. In addition, for Mr. Jacobs, this notice period or salary in lieu thereof applies upon a resignation for good reason solely due to a failure by the Company to continue, following the expiration of the retention agreement, Mr. Jacobs’ employment as Chief Executive Officer and Chairman pursuant to an agreement having terms and conditions that are reasonable and customary at the time of such expiration, except in the event that Mr. Jacobs rejects an offer of continued employment consistent with the foregoing.

If an NEO had voluntarily resigned from the Company on December 31, 2012 without “good reason” or was terminated by the Company for cause, he would not have been entitled to receive any severance payments from the Company, and any unvested RSUs would have been forfeited.

With respect to a termination for “cause” of an NEO, the term “cause” generally means: (i) conviction of, or a guilty plea or plea of nolo contendere (or non-U.S. equivalent) to, a felony, or of any other crime that legally prohibits the NEO from working for the Company; (ii) a breach of a regulatory rule that materially adversely affects the NEO’s ability to perform his duties for the Company; (iii) willful and deliberate failure on the part of the NEO (A) to perform his employment duties in any material respect or (B) to follow specific reasonable directions received from the Company (or, for Mr. Jacobs, from Lazard Ltd’s board of directors, or the Board of Directors); or (iv) a breach of the covenants contained in the retention agreements that is (individually or combined with other such breaches) demonstrably and materially injurious to the Company or any of its affiliates. Notwithstanding the foregoing, (1) with respect to the events described in clauses (ii) and (iii)(A) of the prior sentence, the NEO’s acts or failure to act generally shall not constitute cause to the extent taken (or not taken) based upon, in the case of our NEOs other than Mr. Jacobs, the direct instructions of the Board of Directors and, in the case of Mr. Jacobs, the direct instructions of the Board of Directors or upon the direct advice of counsel to the Company; (2) for Mr. Jacobs, no act or failure to act will be considered “willful” unless it is done (or omitted to be done) by Mr. Jacobs in bad faith or without reasonable belief that his action or omission was in the best interests of the Company; (3) clause (iii) of the prior sentence will not apply to any failure by Mr. Jacobs resulting from incapacity due to physical or mental illness or following a termination by the Company of his employment without cause or his resignation for good reason. In addition, for Mr. Jacobs, any termination following a change in control for a reason other than as described in clause (i) above shall not be considered for “cause” until Mr. Jacobs is delivered a copy of a valid resolution finding, by the affirmative vote of two-thirds of the entire membership of the board of directors (or similar governing body) of the entity that is the parent of the Company, that circumstances constituting “cause” exist.

With respect to a resignation by an NEO other than Mr. Jacobs for “good reason”, their retention agreements generally define “good reason” as (subject to notice and a cure period): (i) the assignment of the NEO to any duties inconsistent in any material respect with his position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as in effect as of (A) May 7, 2008 with respect to Mr. Hoffman, (B) March 23, 2010 with respect to Mr. Stern, (C) April 1, 2011 with respect to Mr. Bucaille and (D) August 2, 2011 with respect to Mr. Bhutani, or any other action by the Company which results in a material diminution in such position, authority, duties or responsibilities from the level in effect as of such date; (ii) a material breach by the Company of the terms of the retention agreement; or (iii) any requirement that the NEO’s principal place of employment be relocated to a location that increases the executive’s commute from his primary residence by more than 30 miles. With respect to a resignation by Mr. Jacobs for “good reason”, his retention agreement generally defines “good reason” as (subject to notice and a cure period): (i) the assignment to Mr. Jacobs of any duties inconsistent in any material respect with his positions as Chief Executive Officer and Chairman (including status, offices, titles and reporting requirements), authority, duties or responsibilities as in effect as of October 24, 2012, including any authority, duties and responsibilities as are consistent with those exercised generally as the chief executive officer of a public company, or any other action by the Company which results in a material diminution in such position, authority, duties or responsibilities from those contemplated by the amended retention agreement; (ii) any obligation that Mr. Jacobs report other than directly to the Board of Directors; (iii) a material breach by the Company of the terms of the retention agreement, including the nondisparagement covenant favoring Mr. Jacobs; (iv) any requirement that Mr. Jacobs’ principal place of employment be relocated to a location that increases the executive’s commute from his primary residence by more than 30 miles; or (v) any failure by the Company to continue, following the expiration of the retention agreement, Mr. Jacobs’ employment as Chief Executive Officer and Chairman pursuant to an agreement having terms and conditions that are reasonable and customary at the time of such expiration, except in the event that Mr. Jacobs rejects an offer of continued employment consistent with the foregoing.

The term “change in control,” as used in the retention agreements, the 2005 Plan and the 2008 Plan, generally means any of the following events: (i) an acquisition (other than directly from the Company) by an individual, entity or a group (excluding the Company or an employee benefit plan of the Company or a corporation controlled by Lazard’s shareholders) of 20% (30% for purposes of the 2008 Plan) or more of either (A) the then-outstanding shares of Lazard Ltd common stock (treating, for this purpose, the then-outstanding Class II interests of LAZ-MD Holdings (“Class II interests”) as shares of Lazard Ltd common stock on an as-if fully exchanged basis in accordance with the Master Separation Agreement) (the “Outstanding Lazard Ltd Common Stock”), assuming the full exchange of all of the then-outstanding Class II interests for shares of Lazard Ltd common stock in accordance with the Master Separation Agreement or (B) the combined voting power of the then-outstanding voting securities of Lazard Ltd entitled to vote generally in the election of directors (the “Outstanding Lazard Ltd Voting Securities”); (ii) a change in a majority of the current Board of Directors (the “Incumbent Board”) (excluding any persons approved by a vote of at least a majority of the Incumbent Board other than in connection with an actual or a threatened proxy contest); (iii) consummation of a merger, consolidation or sale of all or substantially all of the Company’s assets (collectively, a “Business Combination”) other than a Business Combination in which all or substantially all of the individuals and entities who are the beneficial owners, respectively, of the Outstanding Lazard Ltd Common Stock and Outstanding Lazard Ltd Voting Securities immediately prior to such Business Combination (assuming in each case the full exchange of the Class II interests for shares of Lazard Ltd common stock in accordance with the Master Separation Agreement) will beneficially own, directly or indirectly, more than 50% of, respectively, the outstanding shares of Lazard Ltd common stock, and the combined voting power of the then-outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination, at least a majority of the board of directors of the resulting corporation were members of the Incumbent Board, and after which no Person owns 20% (30% for purposes of the 2008 Plan) or more of the stock of the resulting corporation, who did not own such stock immediately before the Business Combination; or (iv) shareholder approval of a complete liquidation or dissolution of the Company.

Director Compensation for 2012

Directors who are officers of the Company do not receive any fees for their service as directors. In 2012, our directors’ compensation program provided that each of our non-employee directors would receive an annual cash retainer of $119,250 and an annual award of deferred stock units (“DSUs”) with a grant date value of $145,750. An additional annual retainer was paid to the Lead Director and the chairs of each committee of Lazard Ltd’s Board of Directors as follows: the Lead Director, $50,000; the chair of the Audit Committee, $30,000; the chair of the Nominating & Governance Committee, $20,000; and the chair of the Compensation Committee, $20,000; which, in each case, was paid 45% in cash and 55% in DSUs. The other members of the Audit Committee were paid an additional annual retainer of $20,000, and the other members of the Nominating & Governance Committee and the Compensation Committee were paid an additional annual retainer of $15,000, which, in each case, was paid 45% in cash and 55% in DSUs. Cash compensation is paid out on a quarterly basis (on February 15th, May 15th, August 15th and November 15th), and the DSU awards described above are granted on an annual basis on June 1st of each year, except for initial pro-rated grants made to new directors upon their joining the Board of Directors. The number of DSUs granted is determined based on the closing price of Lazard Ltd’s Class A common stock on the NYSE on the date of grant.

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

All DSUs awarded under these arrangements are converted to Lazard Ltd’s Class A common stock on a one-for-one basis and distributed to the director after he or she resigns or otherwise ceases to be a member of the Board of Directors. All DSUs receive dividend equivalents, which are paid in cash, at the same rate and time that dividends are paid on shares of Lazard Ltd’s Class A common stock.

The Nominating & Governance Committee periodically reviews director compensation.

Directors	Fees Earned or Paid in Cash	Stock Awards (1)		All Other Compensation (2)	Total
Andrew M. Alper (3)	$8,481	$98,264	(3)	$1,954	$108,699
Steven J. Heyer (4)	–	$370,209		$61,700	$431,909
Sylvia Jay	$132,750	$162,259		$29,833	$324,842
Philip A. Laskawy	$133,038	$162,259		$24,277	$319,574
Laurent Mignon (4)	–	$265,037		$29,197	$294,234
Richard D. Parsons (5)	$52,781	$147,946	(5)	$4,615	$205,342
Hal S. Scott	$137,250	$167,769		$31,083	$336,102
Michael J. Turner	$132,750	$162,259		$29,833	$324,842

(1)	The value of the DSUs reported in the table above is based on the grant date fair value of awards computed in accordance with FASB ASC Topic 718. See Note 14 of Notes to the Consolidated Financial Statements contained in this 2012 Annual Report on Form 10-K for a discussion of the assumptions used in the valuation of the DSUs. The number and grant date fair value of DSUs granted on June 1, 2012 under FASB ASC Topic 718 (based on the closing price of Lazard Ltd Class A common stock on the NYSE at the time of the grant) were as follows: Mr. Heyer, 9,050, valued at $206,069; Lady Jay, 7,126, valued at $162,259; Mr. Laskawy, 7,126, valued at $162,259; Mr. Mignon, 6,401, valued at $145,751; Mr. Scott, 7,368, valued at $167,769; and Mr. Turner, 7,126, valued at $162,259. The total number of DSUs held by each of the non-employee directors as of December 31, 2012 was as follows: Mr. Alper, 3,257, Mr. Heyer, 58,419; Lady Jay, 27,930; Mr. Laskawy, 23,140; Mr. Mignon, 28,907; Mr. Parsons, 5,831; Mr. Scott, 29,082; and Mr. Turner, 27,930.
(2)	Represents cash dividends paid on the DSUs held by each of the directors listed in the table.
(3)	Mr. Alper joined our Board of Directors on October 24, 2012. The number and grant date fair value of the DSUs granted to Mr. Alper (based on the closing price of Lazard Ltd’s Class A common stock on the NYSE on the grant date) were as follows: 3,257, valued at $98,264.
(4)	Messrs. Heyer and Mignon elected to defer their quarterly cash compensation into additional DSUs pursuant to the terms of the Directors Fee Deferral Unit Plan. The number and grant date fair value of the resulting DSUs granted in lieu of cash (based on the closing price of Lazard Ltd’s Class A common stock on the NYSE on the applicable grant dates) were as follows: Mr. Heyer, 6,109, valued at $164,141; and Mr. Mignon, 4,442, valued at $119,286.
(5)	Mr. Parsons joined our Board of Directors on June 13, 2012. The number and grant date fair value of the DSUs granted to Mr. Parsons (based on the closing price of Lazard Ltd’s Class A common stock on the NYSE on the applicable grant date) were as follows: 5,831, valued at $147,946.

Vernon E. Jordan, Jr. was a member of our Board of Directors until October 24, 2012, and is a Senior Managing Director of the Company. Gary W. Parr also was a member of our Board of Directors until October 24, 2012, and is a Vice Chairman of the Company. Neither Mr. Jordan nor Mr. Parr is an executive officer of the Company, as that term is defined in the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, Messrs. Jordan and Parr cannot be considered named executive officers for purposes of the Summary Compensation Table, and therefore are not included in such table. Messrs. Jordan and Parr did not receive any fees for their service as members of the Board of Directors of the Company in 2012. In connection with our recapitalization in May 2005, each of Messrs. Jordan and Parr entered into retention agreements, as amended from time to time, consistent with the form applicable to our pre-IPO managing directors generally.

The following table sets forth the compensation for each of Messrs. Jordan and Parr for 2012 as required under SEC rules for director compensation disclosure.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	All Other Compensation (2)	Total
Vernon E. Jordan, Jr.	2012	$500,000	$567,500	$1,030,000	$531,254	$2,628,754
Senior Managing Director
Gary W. Parr	2012	$750,000	$2,750,000	$6,500,000	$22,863	$10,022,863
Vice Chairman

(1)	The value of RSUs and restricted stock is based on the grant date fair value of awards computed in accordance with FASB ASC Topic 718. See the narrative discussion under the heading “Grants of Plan-Based Awards” for a description of the terms and conditions of the February 2012 grants. As of December 31, 2012, Mr. Parr held 266,171 RSUs and 334,523 shares of restricted stock, which includes 54,745 shares of restricted stock granted to Mr. Parr in 2012 and 36,496 RSUs granted to Mr. Parr in 2013, each in respect of 2011 compensation pursuant to the Letter Agreement (defined below). Mr. Jordan, who is currently eligible to retire, had all of his prior RSU awards vest in 2010 pursuant to our RSU Retirement Policy. As of December 31, 2012, Mr. Jordan held a total of 63,010 shares of restricted stock which includes restricted stock that he received upon the vesting of such RSUs and which will remain subject to all restrictive covenants, including continued compliance with the non-compete, non-solicit and other provisions, contained in the original RSU award agreement through the original vesting date of the RSUs.
(2)	Messrs. Jordan and Parr are the beneficiaries of Company-provided life insurance, long-term disability insurance and excess liability insurance policies. In addition, the firm pays a portion of each of their health insurance premiums, as it does for all U.S. employees.

Pursuant to a letter agreement entered into with Mr. Jordan in 1999, and subsequently amended on January 1, 2004, Mr. Jordan is entitled to benefits on the same basis as other managing directors and to use, on a priority basis, a corporate apartment in New York. The incremental cost to the Company of providing Mr. Jordan with use of this apartment was $293,626 in 2012. Mr. Jordan also received a tax gross-up payment of $221,048 as reimbursement for taxes paid on the imputed income from the use of the apartment.

Perquisite compensation for Mr. Parr includes the incremental cost to the Company of providing U.S. tax advice and preparation of year-end personal tax returns.

Mr. Parr’s retention agreement was supplemented by a letter agreement, dated as of April 21, 2010, which sets forth his right to a guaranteed level of compensation through calendar year 2012. The letter agreement was amended on February 27, 2012 to reflect Mr. Parr’s voluntary agreement to reduce his 2011 compensation (as amended, the “Letter Agreement”). The letter agreement (without regard to the amendment) provides that so long as Mr. Parr remains employed by the Company at the end of the relevant year or is terminated without “cause”, he is entitled to receive a guaranteed annual payment of no less than $10 million (the “Annual Payment”), with at least $750,000 payable as annual base salary in accordance with the Company’s normal practices. The cash portion of Mr. Parr’s Annual Payment will be the greater of (i) $5 million and (ii) an amount calculated by multiplying the percentage of the average cash portion of annual total compensation paid to the Company’s Deputy Chairmen who have not yet reached retirement age in the relevant year by the Annual Payment. The remaining portion of the Annual Payment will be granted in RSUs upon the same terms and conditions as grants made to the Company’s Deputy Chairmen in the prior year.

In accordance with a prior letter agreement with Mr. Parr, the letter agreement included a gross-up payment in connection with any excise tax imposed under Section 4999 of the Code. We will not enter into any amendment to the Letter Agreement with Mr. Parr that provides for a continuation of such an excise tax gross-up payment. The Letter Agreement has expired with respect to compensation for periods after December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of December 31, 2012, approximately 98.8% and 1.2% of our common membership interests are held by wholly-owned subsidiaries of Lazard Ltd and by LAZ-MD Holdings, respectively. Our managing member interests are held by two indirect wholly-owned subsidiaries of Lazard Ltd and our profit participation interests are held by various managing directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

Pursuant to the corporate governance listing standards of the NYSE, the Board of Directors has adopted standards for determining whether directors have material relationships with Lazard. Under these standards, a director employed by Lazard cannot be deemed to be an “independent director,” and consequently Messrs. Jacobs and Bhutani are not independent directors of Lazard.

The Board of Directors has determined that Messrs. Alper, Heyer, Laskawy, Parsons, Scott and Turner and Lady Jay do not have a material relationship with Lazard under the Board of Directors’ standards for independence and accordingly each is independent under the NYSE corporate governance listing standards. In making its independence determinations, the Board of Directors considered financial advisory engagements of Lazard in 2012, 2011 and 2010 by L’Oreal USA, Inc., a sister company of L’Oreal UK. Lady Jay is Chairman of L’Oreal UK, but is not an executive officer of L’Oreal USA. Lazard provided financial advisory services in the ordinary course of business to L’Oreal USA pursuant to these engagements and the engagements were deemed per se immaterial pursuant to Lazard’s Standards of Director Independence.

The Board of Directors also determined that Mr. Mignon was independent, after giving careful consideration to the relationship between Lazard and Natixis, of which Mr. Mignon is the Chief Executive Officer. Natixis is the successor entity in a merger with IXIS Corporate & Investment Bank, which participated as an investor in the recapitalization transactions in May 2005, purchasing $150 million of Lazard Ltd’s equity security units and 2,000,000 shares of Lazard Ltd’s Class A common stock at the equity public offering price of $25 per share. In May 2008, Natixis acquired 4,999,800 additional shares of Lazard Ltd’s Class A common stock upon the settlement of the purchase contracts comprising a portion of Lazard Ltd’s equity security units. In connection with the original investment by Natixis in May 2005, Lazard agreed to nominate one person designated by Natixis to our Board of Directors, currently Mr. Mignon. Lazard had a cooperation arrangement with Natixis in France during 2012. The cooperation arrangement provided that Lazard Group and Natixis would place and underwrite securities on the French equity primary capital markets under a common brand, “Lazard-Natixis,” and cooperate in their respective origination, syndication and placement activities. In 2012, the cooperation arrangement generated approximately $0.8 million of gross revenue for Natixis and $0.5 million of gross revenue for Lazard. We also received financial advisory fees in 2012, 2011 and 2010 of $0 million, $4.3 million and $2.5 million, respectively, with respect to transactions involving Natixis. The Board of Directors determined, in its business judgment, that these relationships were not material, noting that 2012 gross revenue generated pursuant to the cooperation arrangement and other transactions referenced above was less than 1% of the 2012 consolidated gross revenue of each of Natixis and Lazard. See “Agreements with Natixis” and “Certain Relationships with Our Directors, Executive Officers and Employees.”

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

Relationship with LAZ-MD Holdings and LFCM Holdings

As of December 31, 2012, LAZ-MD Holdings owned approximately 1.2% of the voting power of all shares of Lazard Ltd’s voting stock through its ownership of the Class B common stock of Lazard Ltd. LAZ-MD Holdings’ voting power in Lazard Ltd is intended to mirror its economic interest in Lazard Group, and its voting power will continue to decrease over time in connection with the exchange of the LAZ-MD Holdings exchangeable interests by current and former working members of Lazard Group for shares of Lazard Ltd’s Class A common stock. The current and former working members of Lazard Group, including our managing directors who held working member interests at the time of the recapitalization, own LAZ-MD Holdings exchangeable interests and, through the LAZ-MD Holdings stockholders’ agreement, have the right to cause LAZ-MD Holdings to vote its Class B common stock on an as-if-exchanged basis.

In addition, LFCM Holdings, which is the entity that owns and operates the separated businesses, ceased to be a subsidiary of Lazard Group and LAZ-MD Holdings at the time of the separation. It is owned by current and former managing directors (including our executive officers). A managing director of Lazard Frères & Co. LLC, a wholly owned subsidiary of Lazard Group, is the chairman of LFCM Holdings. LFCM Holdings shall reimburse us approximately $1.5 million for a portion of his salary and bonus in 2012 for services that he rendered to LFCM Holdings as its chairman. LFCM Holdings shall also reimburse us for services of certain other employees of our business that were rendered to LFCM Holdings during 2012.

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

Lazard License Agreement

The logo, trademarks, trade names and service marks of Lazard are currently the property of various wholly owned subsidiaries of Lazard Group. Pursuant to the master separation agreement, Lazard Group and those subsidiaries entered into a license agreement with LFCM Holdings that governs the use of the Lazard and LF names by LFCM Holdings in connection with the separated businesses.

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

Lazard Group charges LFCM Holdings for the above services based on Lazard Group’s cost allocation methodology. Notwithstanding Lazard Group’s provision of data processing services, Lazard Group does not provide any security administration services, as such services were transferred to LFCM Holdings.

Pursuant to the administrative services agreement, Lazard Group also provides tax services to LAZ-MD Holdings and LFCM Holdings provides security administrative services to Lazard Group.

The services provided by Lazard Group to LFCM Holdings, and by LFCM Holdings to Lazard Group, under the administrative services agreement generally were to be provided until December 31, 2008, and were subject to automatic annual renewal, unless either party gives 180 days’ notice of termination. As of December 31, 2012, neither party has given notice of termination, and the agreement has been automatically renewed for an additional one-year period. LFCM Holdings and Lazard Group have a right to terminate the services earlier if there is a change of control of either party or the business alliance provided for in the business alliance agreement expires or is terminated. The party receiving a service may also terminate a service earlier upon 180 days’ notice as long as such receiving party pays the service provider an additional 3 months of service fee for the terminated service. The services provided by Lazard Group to LAZ-MD Holdings will generally be provided until December 31, 2014, unless terminated earlier because of a change of control of either party. See Note 18 of Notes to the Consolidated Financial Statements for a discussion of payments made in 2012 under the administrative services agreement.

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

The business alliance agreement provides that Lazard Group will refer to LFCM Holdings selected opportunities for underwriting and distribution of securities. In addition, Lazard Group will provide assistance in the execution of any such referred business. In exchange for this referral obligation and assistance, Lazard Group is entitled to a referral fee from LFCM Holdings equal to approximately half of the revenue obtained by LFCM Holdings in respect of any underwriting or distribution opportunity. In addition, LFCM Holdings will refer opportunities in the financial advisory and asset management businesses to Lazard Group. In exchange for this referral, LFCM Holdings is entitled to a customary finders’ fee from Lazard Group. In addition, the business alliance agreement further provides that, during the term of the business alliance, Lazard Frères & Co. LLC and Lazard Asset Management Securities LLC will introduce execution and settlement transactions to newly formed broker-dealer entities affiliated with LFCM Holdings. The term of the business alliance is subject to periodic automatic renewal, unless either party elects to terminate in connection with any such renewal or elects to terminate on account of a change of control of either party. As of December 31, 2012, neither party had given notice of termination. See Note 18 of Notes to the Consolidated Financial Statements for a discussion of payments made in 2012 under the business alliance agreement.

In addition, the business alliance agreement granted Lazard Group an option to purchase the North American fund management activities of Lazard Alternative Investments Holdings LLC, or LAI, the subsidiary of LFCM Holdings that owns and operates LFCM Holdings’ alternative investment activities. This option is currently exercisable at any time prior to May 10, 2014 for a purchase price of $2.5 million. The option price for the North American fund management activities reflects a reduction of $1.5 million due to the payment of a like amount to LFCM Holdings in February 2008 in connection with the initial public offering of Sapphire Industrials Corp., a special purpose acquisition company formed by a subsidiary of Lazard Group and a reduction of $4 million due to the payment of a like amount in February 2009 to LFCM Holdings in connection with the spin-off of Corporate Partners II Limited to the investment professionals who managed it. In consideration for the February 2009 payment, the business alliance agreement was amended to remove any restriction on Lazard Group engaging in private equity businesses in North America. See Note 18 of Notes to the Company’s Consolidated Financial Statements. LAI’s fund management activities initially consisted of fund management and general partner entities that were transferred to LFCM Holdings in connection with the separation. The business alliance agreement provides that, prior to the expiration, termination or exercise of the option, Lazard Group has certain governance rights with respect to LAI, and LFCM Holdings is required to support the business of LAI. Lazard Group may agree to new capital commitments and other obligations with respect to newly formed funds in its sole discretion. Lazard Group may be entitled to receive from LFCM Holdings all or a portion of payments from the incentive fees attributable to newly established LAI funds less compensation payable to investment professionals who manage these funds. In addition, Lazard Group is obligated to abide by obligations that existed as of the date of the separation and recapitalization with respect to funds existing as of such date.

Pursuant to the business alliance agreement, LFCM Holdings agreed not to compete with any existing Lazard Group businesses until the latest to occur of the termination of the license agreement, the expiration, termination or exercise of the option, or the expiration or termination of the business alliance.

LAZ-MD Holdings Stockholders’ Agreement

Members of LAZ-MD Holdings, consisting of current and former working members of Lazard Group, including certain managing directors, have entered into a stockholders’ agreement with LAZ-MD Holdings and Lazard Ltd that addresses, among other things, LAZ-MD Holdings’ voting of its share of Class B common stock of Lazard Ltd and registration rights in favor of the shareholders who are party to the agreement. Every working member at the time of the separation and recapitalization was offered the opportunity to become a party to the LAZ-MD Holdings stockholders’ agreement.

The LAZ-MD Holdings stockholders’ agreement will continue in effect until all LAZ-MD Holdings exchangeable interests have been exchanged for shares of Lazard Ltd’s common stock, and individual members of LAZ-MD Holdings will cease being party to the LAZ-MD Holdings stockholders’ agreement upon full exchange of their LAZ-MD Holdings exchangeable interests and underlying Lazard Group interests for Lazard Ltd’s common stock and such common stock is capable of resale generally under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). The LAZ-MD Holdings stockholders’ agreement may be terminated on an earlier date by LAZ-MD Holdings members entitled to vote at least 66 2/3% of the aggregate voting power represented by the LAZ-MD Holdings members who are party to the LAZ-MD Holdings stockholders’ agreement. The LAZ-MD Holdings stockholders’ agreement generally may be amended at any time by a majority of the aggregate voting power represented by LAZ-MD Holdings members who are party to the LAZ-MD Holdings stockholders’ agreement.

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

The amended and restated LAZ-MD Holdings stockholders’ agreement provides that, after exchange for shares of Lazard Ltd’s common stock, each holder is entitled to unlimited “piggyback” registration rights, meaning that each holder can include his or her registrable securities in registration statements filed by Lazard Ltd, subject to certain limitations. Holders also have “demand” registration rights, meaning that after exchange for shares of Lazard Ltd’s common stock, they may require us to register the registrable securities held by them, subject to certain minimum sale and other requirements. Lazard Ltd will pay the costs associated with all such registrations. Moreover, Lazard Ltd also will use its reasonable best efforts to file and make effective a registration statement on the third through the ninth anniversaries of the separation and recapitalization, in order to register registrable securities that were issued on those anniversaries or otherwise subject to continuing volume or transfer restrictions under Rule 144 of the Securities Act upon the exchange of the LAZ-MD Holdings exchangeable interests and the Lazard Group common membership interests, provided that the amount of registrable securities subject to such registration exceeds certain minimum value requirements.

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

Certain Relationships with Our Directors, Executive Officers and Employees

Laurent Mignon, a member of our Board of Directors, is the Chief Executive Officer of Natixis. In April 2004, Lazard Group and Natixis (as the successor to IXIS Corporate & Investment Bank) entered into a cooperation arrangement to place and underwrite securities on the French capital markets under a common brand, “Lazard-Natixis” (formerly “Lazard-Ixis”), and cooperate in their respective origination, syndication, placement and other activities. This cooperation covers French listed companies exceeding a market capitalization of €500 million. On March 15, 2005, Lazard Group and Natixis expanded this arrangement into an exclusive arrangement within France. The cooperation arrangement was renewed on July 8, 2012 for an additional term ending December 31, 2012. In 2012, the cooperation arrangement generated approximately $0.5 million of gross revenue for Lazard. Discussions are taking place regarding the possible renewal of the cooperation arrangement or the execution of a new form of cooperation arrangement.

On March 1, 2012, EGCP III Investor Group LLC, an entity owned by current and former managing directors, including certain of our executive officers, assumed $17.4 million of the Company’s $50 million capital commitment to EGCP III. This assumed commitment, like the Company’s remaining capital commitment to EGCP III, is not burdened by carried interest or a management fee. In connection with their assumption of this assumed commitment, each investor in EGCP III Investor Group LLC also received a right to collect a portion of the Company’s carried interest arising from EGCP III, to the extent any such carried interest is actually received by the Company, equal to 20% of the profit earned by the investor on his or her investment. The Company was reimbursed for prior capital contributions in respect of this assumed commitment. The Company’s transfer of this assumed commitment reduced the Company’s original commitment by $17.4 million.

During 2012 and consistent with our past practice, the Company purchased shares of Class A common stock from certain of our executive officers and employee directors in connection with the vesting of previously-granted deferred equity incentive awards. The receipt of Class A common stock by such executive officers and employee directors in connection with such equity awards gave rise to a tax, and the shares of Class A common stock purchased by the Company represented the estimated amount of such tax. Each transaction, including its terms, was reported in a Form 4 or Form 5 filing, as applicable. In addition, on November 15, 2012, Lazard Ltd issued 1,989,978 shares of Class A common stock in connection with the exchange of 1,989,978 common membership interests of Lazard Group held by certain members of LAZ-MD Holdings. Following the exchange, Lazard Group repurchased 330,971 shares of the Class A common stock that were issued in the exchange, including, as reported in a Form 4 filing, 61,091 shares of Class A common stock from an executive officer that participated in the exchange.

Item 14.	Principal Accounting Fees and Services

Fees of Independent Registered Public Accounting Firm

For the fiscal years ended December 31, 2012 and 2011, fees for services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows (in thousands of dollars):

Fees	2012	2011
Audit Fees for the audit of Lazard’s annual financial statements, the audit of the effectiveness of Lazard’s internal controls over financial reporting and reviews of the financial statements included in Lazard’s quarterly reports on Form 10-Q, including services in connection with statutory and regulatory filings or engagements	$6,575	$6,555
Audit-Related Fees, including fees for audits of employee benefit plans, computer and control related audit services, agreed-upon procedures, merger and acquisition assistance, regulatory and compliance reviews, fund audits and other accounting research services	$1,481	$1,378
Tax Fees for tax consulting and compliance services not related to the audit	$1,178	$1,141
All Other Fees	–	–

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

All of the fees paid to Deloitte & Touche LLP in 2012 were pre-approved by the Audit Committee, and there were no services for which the de minimus exception permitted in certain circumstances under SEC rules was utilized.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof and in Part II, Item 8 hereof.

2.	Financial Statement Schedule

The financial statement schedule required in the Annual Report on Form 10-K is listed on page F-1 hereof. The required schedule appears on pages F-2 through F-9 hereof.

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

10.18*	Lazard Ltd’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.19*	Lazard Ltd’s 2008 Incentive Compensation Plan (incorporated by reference to Annex B to Lazard Ltd’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.20*	Lazard Ltd’s 2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.21*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for, Scott D. Hoffman (incorporated by reference to Exhibit 10.26 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.22*	Form of First Amendment, dated as of May 7, 2008, to Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, for Scott D. Hoffman (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 9, 2008).

10.23*	Second Amendment, dated as of February 23, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005 and amended as of May 7, 2008, for Scott D. Hoffman (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 29, 2011).

10.24*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

10.25*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between the Registrant and Alexander F. Stern (incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on March 2, 2009).

10.26*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, with Alexander F. Stern (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on March 23, 2010).

10.27*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, by and between the Registrant and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 333-126751) filed on March 1, 2010).

10.28*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, with Kenneth M. Jacobs (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on March 23, 2010).

10.29*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between the Registrant and Matthieu Bucaille (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 29, 2011).

10.30*	First Amendment, dated as of April 1, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, between the Registrant and Matthieu Bucaille (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 29, 2011).

10.31*	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Fréres & Co. LLC (incorporated by reference to Exhibit 10.28 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.32*	Acknowledgement Letter, dated as of November 6, 2006 from the Registrant to certain managing directors of the Registrant modifying the terms of the retention agreements of persons party to the Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 333-12675 1) on Form 10-Q filed on November 7, 2006).

10.33	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.34	Registration Rights Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, the Registrant, Lazard Ltd and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.35*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.36*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.37*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 00 1-32492) filed on January 26, 2006).

10.38*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.41 to Lazard Ltd’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.39*	Form of Agreement evidencing a grant of Deferred Cash Award to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.42 to Lazard Ltd’s Annual Report (File No. 00 1-32492) on Form 10-K filed on March 2, 2009).

10.40*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.41*	First Amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to Lazard Ltd’s Annual Report (File No. 00 1-32492) on Form 10-K filed on March 1, 2007).

10.42	Agreement and Plan of Merger, dated as of August 14,2008, by and among Lazard Ltd, LAZ Sub I, Lazard Asset Management LLC and Lazard Asset Management Limited (incorporated by reference to Exhibit 2.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on August 15, 2008).

10.43*	Letter Agreement regarding employment dated as of April 21,2010 between Lazard Group LLC and Gary W. Parr (incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 30, 2010).

10.44*	Amendment, dated as of February 27, 2012 to Letter Agreement regarding employment, dated as of April 21, 2010, between Lazard Group LLC and Gary W. Parr (incorporated by reference to Exhibit 10.45 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed May 2, 2012).

10.45	Senior Revolving Credit Agreement, dated as of September 25, 2012, among the Registrant, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 1, 2012).

10.46*	Form of Agreement evidencing a grant of Restricted Stock under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 30, 2010).

10.47*	Form of Agreement evidencing a grant of Lazard Fund Interests under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 29, 2011).

10.48*	Form of Agreement evidencing a grant of Restricted Stock Units and Restricted Stock to Executive Officers who are or may become eligible for retirement under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on May 2, 2012).

10.49*	First Amendment, dated as of August 2, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 15, 2005, between the Registrant and Ashish Bhutani (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No., 333-126751) on Form 10-Q filed on August 4, 2011).

10.50*	Second Amendment, dated as of October 24, 2012, to the Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, and amended on March 23, 2010, among the Registrant, Lazard Ltd and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.51 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 1, 2012).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Matthieu Bucaille.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Matthieu Bucaille.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

LAZARD GROUP LLC

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

ITEMS 15 (a)(1) AND 15 (a)(2)

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2012 AND 2011

(dollars in thousands)

	December 31,
	2012	2011
ASSETS:
Cash and cash equivalents	$58,617	$80,979
Cash deposited with clearing organizations and other segregated cash	609	–
Investments in subsidiaries, equity method	1,279,675	1,292,454
Due from subsidiaries of Lazard Ltd	359,660	517,299
Receivables-net	10,621	14,437
Investments	73,183	26,186
Property-net	74,508	20,018
Intangible assets - net	1,066	1,466
Other assets	51,049	14,247

Total Assets	$1,908,988	$1,967,086

LIABILITIES AND MEMBERS’ EQUITY:
Liabilities:
Accrued compensation and benefits	$138,462	$43,356
Capital lease obligations	288	363
Due to subsidiaries of Lazard Ltd	167,143	185,925
Senior debt	1,076,850	1,076,850
Other liabilities	73,066	46,248

Total Liabilities	1,455,809	1,352,742
Commitments and contingencies
Members’ Equity:
Members’ equity	545,572	693,596
Accumulated other comprehensive loss, net of tax	(92,393)	(79,252)

Total Members’ Equity	453,179	614,344

Total Liabilities and Members’ Equity	$1,908,988	$1,967,086

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
REVENUE
Equity in earnings of subsidiaries	$336,214	$398,933	$475,100
Interest income	12,453	19,049	16,438
Other	(4,602)	1,983	6,210

Total revenue	344,065	419,965	497,748
Interest expense	83,127	84,343	86,352

Net revenue	260,938	335,622	411,396

OPERATING EXPENSES
Compensation and benefits	160,634	120,324	194,179
Professional services	6,030	3,306	8,463
Amortization of intangible assets related to acquisitions	400	715	937
Other	5,372	3,799	6,586

Total operating expenses	172,436	128,144	210,165

OPERATING INCOME	88,502	207,478	201,231
Provision (benefit) for incomes taxes	893	(3,227)	6,687

NET INCOME	$87,609	$210,705	$194,544

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
NET INCOME	$87,609	$210,705	$194,544

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	21,703	(9,241)	(9,508)
Amortization of interest rate hedge	1,055	1,054	1,163
Available-for-sale securities:
Unrealized gain (net of tax expense of $1,645)	–	–	3,129
Adjustments for items reclassified to earnings (net of tax expense of $4,989)	–	–	9,501
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $(12,950), $(12,526) and $6,555 for the years ended December 31, 2012, 2011 and 2010, respectively)	(40,298)	(38,248)	17,841
Adjustments for items reclassified to earnings (net of tax expense of $1,145, $1,031 and $975 for the years ended December 31, 2012, 2011 and 2010, respectively)	4,399	2,206	1,643

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(13,141)	(44,229)	23,769

COMPREHENSIVE INCOME	$74,468	$166,476	$218,313

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$87,609	$210,705	$194,544
Adjustments to reconcile net income to net cash provided by operating activities:
Noncash items included in net income:
Equity in earnings of subsidiaries	(336,214)	(398,933)	(475,100)
Deferred tax benefit	–	(3,791)	–
Loss on extinguishment of debt	–	–	424
Investment gains	–	–	(5,636)
Loss on sale of intercompany receivable	5,638	–	–
Amortization of deferred expenses, share-based incentive compensation and interest rate hedge	340,157	282,897	313,974
Depreciation and amortization of property	4,179	466	–
Amortization of intangible assets related to acquisitions	400	715	937
Dividends received from subsidiaries	374,340	598,877	370,780
Changes in operating assets and liabilities:
Due to/from subsidiaries	50,926	(10,494)	(211,973)
Investments	(46,997)	664	22,121
Other operating assets and liabilities	37,667	(101,460)	(27,667)

Net cash provided by operating activities	517,705	579,646	182,404

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of held-to-maturity securities	–	–	132,209
Additions to property	(58,668)	(20,079)	–
Capital contribution to subsidiaries	(39,978)	(224,012)	(49,174)

Net cash provided by (used) in investing activities	(98,646)	(244,091)	83,035

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Excess tax benefit from share-based incentive compensation	–	1,386	–
Sale of intercompany receivable	81,105	–	–
Payments for:
Senior debt	–	–	(10,375)
Capital lease obligations	(75)	(42)	–
Distributions to members	(140,278)	(92,454)	(122,000)
Settlement of vested share-based incentive compensation	(44,883)	(93,750)	(57,576)
Repurchase of common membership interests from members of LAZ-MD Holdings	–	(794)	(7,248)
Purchase of Lazard Ltd Class A common stock	(332,095)	(172,864)	(149,981)
Other financing activities	(5,195)	(203)	(123)

Net cash used in financing activities	(441,421)	(358,721)	(347,303)

Net decrease in cash and cash equivalents	(22,362)	(23,166)	(81,864)
Cash and cash equivalents, January 1	80,979	104,145	186,009

Cash and cash equivalents, December 31	$58,617	$80,979	$104,145

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands)

	Members’ Equity	Accumulated other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity
Balance – January 1, 2010	$214,163	$(58,792)	$155,371

Comprehensive income (loss):
Net income	194,544		194,544
Other comprehensive income (loss)-net of tax:
Currency translation adjustments		(9,508)	(9,508)
Amortization of interest rate hedge		1,163	1,163
Available-for-sale securities:
Net unrealized gain		3,129	3,129
Adjustments for items reclassified to earnings		9,501	9,501
Employee benefit plans:
Net actuarial gain		17,841	17,841
Adjustments for items reclassified to earnings		1,643	1,643

Comprehensive income			218,313

Amortization of share-based incentive compensation	305,303		305,303
Distributions to members	(122,000)		(122,000)
Purchase of Lazard Ltd Class A common stock	(149,981)		(149,981)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation	(57,576)		(57,576)
Repurchase of common membership interests from LAZ-MD Holdings	(7,248)		(7,248)
Business acquisitions and related equity transactions:
Common membership interests issued	20,804		20,804
Lazard Ltd Class A common stock issued / issuable (including related amortization)	6,701		6,701
Other	(122)		(122)

Balance – December 31, 2010(*)	$404,588	$(35,023)	$369,565

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity

Balance – January 1, 2011	$404,588	$(35,023)	$369,565

Comprehensive income (loss):
Net income	210,705		210,705
Other comprehensive income (loss) - net of tax:
Currency translation adjustments		(9,241)	(9,241)
Amortization of interest rate hedge		1,054	1,054
Employee benefit plans:
Net actuarial loss		(38,248)	(38,248)
Adjustments for items reclassified to earnings		2,206	2,206

Comprehensive income			166,476

Amortization of share-based incentive compensation	275,142		275,142
Distributions to members	(92,454)		(92,454)
Purchase of Lazard Ltd Class A common stock	(172,864)		(172,864)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation and related tax benefits of $972	(92,778)		(92,778)
Repurchase of common membership interests from LAZ-MD Holdings	(794)		(794)
Business acquisitions and related equity transactions:
Common membership interests issued	53,486		53,486
Delivery of Lazard Ltd Class A common stock	103,567		103,567
Lazard Ltd Class A common stock issuable (including related amortization)	5,201		5,201
Other	(203)		(203)

Balance – December 31, 2011(*)	$693,596	$(79,252)	$614,344

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity

Balance – January 1, 2012	$693,596	$(79,252)	$614,344

Comprehensive income (loss):
Net income	87,609		87,609
Other comprehensive income (loss) - net of tax:
Currency translation adjustments		21,703	21,703
Amortization of interest rate hedge		1,055	1,055
Employee benefit plans:
Net actuarial loss		(40,298)	(40,298)
Adjustments for items reclassified to earnings		4,399	4,399

Comprehensive income			74,468

Amortization of share-based incentive compensation	310,348		310,348
Distribution to members and noncontrolling interests	(140,278)		(140,278)
Purchase of Lazard Ltd Class A common stock	(332,095)		(332,095)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation and related tax benefit of $972	(45,855)		(45,855)
Modification of equity incentive compensation award	(26,922)		(26,922)
Business acquisitions and related equity transactions:
Delivery of Lazard Ltd Class A common stock	285		285
Lazard Ltd Class A common stock issuable (including related amortization)	4,079		4,079
Other	(5,195)		(5,195)

Balance – December 31, 2012 (*)	$545,572	$(92,393)	$453,179

(*)	Includes 127,350,561, 129,766,090 and 129,766,090 common membership interests at December 31, 2010, 2011 and 2012, respectively. Also includes profit participation interests and two managing member interests at each such date.

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

The Parent Company Financial Statements as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosures in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable. Actual results could differ materially from these estimates.

The Parent Company Financial Statements include investments in subsidiaries, accounted for under the equity method.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2013

LAZARD GROUP LLC

By:	/s/ Kenneth M. Jacobs

Kenneth M. Jacobs
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Kenneth M. Jacobs Kenneth M. Jacobs	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013

/s/ Matthieu Bucaille Matthieu Bucaille	Chief Financial Officer (Principal Financial Officer)	February 28, 2013

/s/ Dominick Ragone Dominick Ragone	Chief Accounting Officer	February 28, 2013

/s/ Andrew M. Alper Andrew M. Alper	Director	February 28, 2013

/s/ Ashish Bhutani Ashish Bhutani	Director	February 28, 2013

/s/ Steven J. Heyer Steven J. Heyer	Director	February 28, 2013

/s/ Sylvia Jay Sylvia Jay	Director	February 28, 2013

/s/ Philip A. Laskawy Philip A. Laskawy	Director	February 28, 2013

/s/ Laurent Mignon Laurent Mignon	Director	February 28, 2013

/s/ Richard D. Parsons Richard D. Parsons	Director	February 28, 2013

/s/ Hal S. Scott Hal S. Scott	Director	February 28, 2013

/s/ Michael J. Turner Michael J. Turner	Director	February 28, 2013

II-1