Form 10-K/A
period 2012-12-31
Lazard Group LLC
filed 2013-03-19
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

333-126751

(Commission File Number)

Lazard Group LLC

(Exact name of registrant as specified in its Charter)

Delaware	51-0278097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Rockefeller Plaza New York, NY	10020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 632-6000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2012 (the “Form 10-K”), for the sole purpose of adding certain information required by the item of Form 10-K referenced below. This Form 10-K/A does not modify or update the disclosures and information contained in the Form 10-K in any way other than as described in this Explanatory Note. Accordingly, this Form 10-K/A must be read in conjunction with the Form 10-K and the registrant’s other filings made with the SEC subsequent to the filing of the Form 10-K.

Item and Description:

Item 11.	Executive Compensation

The registrant is hereby amending and replacing in its entirety Item 11 in the Form 10-K to include such omitted information.

PART III

Item 11	Executive Compensation	4

SIGNATURES		42

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Executive Summary

The Compensation Committee of Lazard Ltd’s Board of Directors, or the Compensation Committee, which is comprised entirely of independent directors, determined the 2012 compensation of our named executive officers, or NEOs: Kenneth M. Jacobs, Chairman and Chief Executive Officer, or CEO; Ashish Bhutani, Chief Executive Officer of Lazard Asset Management; Matthieu Bucaille, Chief Financial Officer; Scott D. Hoffman, General Counsel; and Alexander F. Stern, Chief Operating Officer.

2012 Business Performance Highlights

As further discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, our Company performed well in 2012 and delivered strong results compared to 2011, despite difficult financial markets. We made substantial progress toward a variety of the strategic goals that we announced in April 2012, some of which are reflected in the table below. We believe that our compensation philosophy and discipline contributed to our strong performance.

The Compensation Committee focused on the following selected financial information regarding Lazard Ltd in evaluating the performance of our NEOs and setting their incentive compensation—that is, all compensation beyond their base salary—for 2012.

Lazard Ltd

Selected Consolidated Financial Metrics

($ in millions)

	2012	2011
Operating Revenue (1)	$1,971	$1,884
% Growth	5%

Awarded Compensation (1)	1,171	1,169
% of Operating Revenue	59.4%	62.0%
% Growth	0%

Adjusted Non-Compensation (1)	421	400
% of Operating Revenue	21%	21%

Operating Margin (based on Awarded Compensation) (2)	19%	17%
% Growth	12%

Return of Capital (3)	540	375

Total Shareholder Return (1-Year) (4)	19%	(32%)

Endnotes to this Compensation Discussion and Analysis are located on page 27.

Selected 2012 Business Performance Highlights

•	Lazard Ltd’s 2012 operating revenue of $1,971 million was near the record level set in 2007 (a strong year for the financial services industry generally) and up 5% from 2011.

•

Our Financial Advisory business’s operating revenue in 2012 was $1,049 million, up 6% from 2011. 2012 operating revenue for the M&A and Other Advisory divisions of our Financial Advisory business was $793 million, up 13% from 2011, notwithstanding a 14% decrease in global completed M&A transactions during the same period. We maintained our position as the leading global independent financial advisory firm, and we reinforced our position as a leader in providing cross-border M&A, restructuring, capital structure and sovereign advisory services to clients around the globe.

•

Our Asset Management business’s operating revenue in 2012 was $882 million, effectively matching the record set in 2011, and assets under management as of December 31, 2012 reached a record of $167 billion, up 18% from year-end 2011. We enhanced our reputation as a world-class asset manager, predominantly serving institutional clients around the globe through a diverse offering of investment platforms and myriad geographic locations.

•

Notwithstanding Lazard Ltd’s 5% increase in operating revenue during 2012, Lazard Ltd’s 2012 awarded compensation and benefits expense, or awarded compensation, remained essentially level with 2011. Lazard Ltd’s 2012 ratio of awarded compensation to operating revenue, or the awarded compensation ratio, was 59.4%, compared to 62.0% for 2011.

•

We advanced the cost saving initiatives that we announced in October 2012, which we expect to result in improved profitability with minimal impact on revenue growth through approximately $125 million in annual savings from our existing cost base. We expect to realize at least two-thirds of the expense savings in 2013, and we expect the full impact of the expense savings to be realized in 2014. We expect pre-tax implementation expenses to range between $110 million and $130 million, primarily relating to compensation expense. We incurred $103 million of these expenses in the fourth quarter of 2012.

•

In addition, Lazard Ltd paid $140 million in dividends on Lazard Ltd’s Class A common stock, or Class A common stock, and repurchased 12.8 million shares of Class A common stock for $355 million during 2012, at an average price of $27.66 per share. These share repurchases more than offset the dilutive effect of equity awards granted in February 2012.

2012 Compensation Highlights

•

Notwithstanding Lazard Ltd’s 5% increase in operating revenue during 2012, 2012 awarded compensation remained essentially level with 2011, and total 2012 awarded compensation for our NEOs was 5% lower than 2011.

•

77% to 92% of each NEO’s 2012 awarded compensation was paid in the form of performance-based compensation. As further discussed under “Compensation for Each of Our NEOs in 2012” below, the Compensation Committee granted this compensation after evaluating each NEO’s performance in light of Lazard Ltd’s financial results, including progress toward key strategic objectives set in early 2012 involving operating revenue, awarded compensation, operating margin, cost savings and return of capital.

•	At least 50% of each NEO’s 2012 awarded compensation was paid in the form of long-term incentive compensation.

•

Approximately 60% of 2012 awarded compensation for Mr. Jacobs was paid in the form of performance-based restricted stock units, or PRSUs, which vest 33% two years, and 67% three years, after the grant date based on both the achievement of long-term performance goals and satisfaction of service conditions. PRSUs replaced restricted stock units, or RSUs, which are similar to PRSUs but are only subject to service conditions, as the vehicle for providing Mr. Jacobs with long-term incentive compensation for 2012.

•

Approximately 45% of 2012 awarded compensation for each of Messrs. Bucaille, Hoffman and Stern was paid in the form of PRSUs. An additional 9%, 9% and 14% of 2012 awarded compensation for Messrs. Bucaille, Hoffman and Stern, respectively, was paid in the form of restricted stock units, or RSUs, which share the same vesting schedule as PRSUs and are subject to forfeiture through the applicable vesting date. The ultimate value of the RSUs will directly depend upon the long-term performance of our Class A common stock.

•

Approximately 33% of 2012 awarded compensation for Mr. Bhutani was paid in the form of PRSUs. An additional 17% of 2012 awarded compensation for Mr. Bhutani was paid in the form of Lazard Fund Interests, or LFIs, which share the same vesting schedule as PRSUs and are subject to forfeiture through the applicable vesting date. The ultimate value of the LFIs will directly depend upon the long-term performance of the underlying investment funds managed by our Asset Management business.

•

We entered into an amended retention agreement with our CEO in October 2012 that eliminated the excise tax gross-up provision and reduced the change in control severance to which he was previously entitled.

•

We also entered into amended retention agreements with our other NEOs in March 2013 that eliminated their excise tax gross-up provisions (except for Mr. Bhutani, who entered into his retention agreement in August 2011, after we committed not to enter into any new retention agreements that provide for excise tax gross-ups, and accordingly, did not have such a provision) and reduced the change in control severance to which they were previously entitled.

As exemplified by our compensation practices in 2012, we remain committed to our long-term goal of limiting increases in our compensation expense, so that our compensation expense grows at a rate that is less than the rate of our revenue growth. We have maintained control on compensation costs and applied a consistent compensation deferral policy for our NEOs and employees, which advances our goals of retaining and attracting talented individuals, paying for performance and managing our compensation costs over time. Lazard Ltd achieved an awarded compensation ratio of 59.4% for 2012, down from 62.0% in 2011. Lazard Ltd’s ratio of adjusted compensation and benefits expense, or adjusted compensation, to operating revenue was 61.8% for 2012, compared to 62.0% for 2011. For a description of how we calculate the awarded compensation ratio and the adjusted compensation ratio, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations”.

We also applied our firm-wide discipline on compensation expense to our NEOs. As illustrated in the chart below, the total 2012 awarded compensation for our NEOs was 5% lower than 2011, notwithstanding our financial and other achievements described above.

2012 Lazard Ltd Operating Revenue vs. NEO Compensation

(a)	NEO SCT Compensation refers to total compensation as reported in the table under “Summary Compensation Table” below.

2012 Shareholder Advisory Vote Regarding Executive Compensation

Improving our Compensation Programs

•	In April 2012, Lazard Ltd’s shareholders provided an advisory vote in favor of NEO compensation for 2011, but only by a slim majority.

•

Lazard Ltd discussed our compensation programs with many of Lazard Ltd’s shareholders since the distribution of Lazard Ltd’s March 2012 proxy statement in order to better understand their views regarding our compensation programs.

•	Lazard Ltd’s shareholders spoke in April 2012, and the Compensation Committee and NEOs listened. The Compensation Committee has reassessed and tailored our compensation programs accordingly.

•

Notwithstanding our financial and other achievements in 2012, including Lazard Ltd’s 5% increase in our operating revenue during 2012, the Compensation Committee approved a 2012 awarded compensation ratio for Lazard Ltd of 59.4%, a 2.6 percentage point decrease from the 2011 awarded compensation ratio. Awarded compensation for our NEOs in 2012 fell by 5%, in spite of our financial and other achievements.

•

We simplified our long-term incentive plan by streamlining payout metrics for performance-based awards, updating the scoring ranges and reference points and increasing the portion of pay tied directly to the achievement of long-term performance goals.

•

The Compensation Committee, in consultation with its independent compensation consultant, updated the primary peer group used for compensation comparison purposes and excluded certain companies with which we compete for financial service professionals, but that substantially exceed our revenues and market capitalization. The Compensation Committee considered these excluded companies, but as a reference group to provide a broader perspective on competitive pay levels and practices.

•

Lazard Ltd adopted stock ownership guidelines for our NEOs, which require our CEO and the other NEOs to own shares (including restricted Class A common stock and RSUs) equal to, in the case of our CEO, six times his base salary, and in the case of each other NEO, three times his base salary. Each NEO has five years to attain the required ownership levels. All of our NEOs currently exceed the required ownership levels. In addition, our directors receive a majority of their compensation in the form of DSUs that remain invested in Lazard Ltd until they leave the Board.

•

Lazard Ltd adopted a compensation clawback policy for our NEOs. Pursuant to the clawback policy, if Lazard Ltd’s Board of Directors determines that any bonus, incentive payment, equity award or other compensation awarded to or received by an NEO was based on any financial results or operating metrics that were achieved as a result of that NEO’s intentional fraudulent or illegal conduct, we will seek to recover from the officer such compensation (in whole or in part) as Lazard Ltd’s Board of Directors deems appropriate under the circumstances and as permitted by law.

•

Lazard Ltd adopted “double-trigger” vesting for NEO long-term incentive awards. Any such awards granted in 2013 (which relate to 2012 performance) and later will not immediately accelerate upon a change in control, but instead will require both a change in control and another customary event to vest.

•

We put in place new retention agreements for each of our NEOs, which eliminated excise tax gross-up provisions, decreased the change in control severance for our NEOs, and made a variety of other adjustments based on feedback from Lazard Ltd’s shareholders, evolving best practices and our commitment to excellence in compensation governance.

•

The Compensation Committee enhanced the structure of its NEO evaluation and compensation decision-making process, increasing its focus on Lazard Ltd’s financial results and progress regarding key strategic metrics in determining the amount of incentive compensation awarded to our NEOs.

•

We also implemented a variety of corporate governance improvements. Among other matters, we increased the proportion of independent members of our Board of Directors (one of whom is our Lead Director) to 80%.

Our Compensation Philosophy and Objectives

We Strive to Retain and Attract Talented Individuals. Our people are our most important asset. It is imperative to continue to retain, attract and motivate executives and professionals of the highest quality and effectiveness, especially given the uneven economic recovery worldwide and the current regulatory environment.

•

We prudently invest in human capital. Our compensation programs focus on retaining and attracting proven senior professionals who have strong client relationships, valuable industry expertise and demonstrated money management skills, and who understand the needs of our business and culture. The Compensation Committee is committed to awarding these individuals levels of compensation that are commensurate with the value that they bring to the Company.

•

Our compensation programs help to effectively retain our human capital. We believe our overall levels of compensation, as well as the structure of our long-term incentive awards, have helped us successfully retain and motivate our NEOs and other key personnel. We believe our compensation policy has been effective in recent years, enabling us to retain and attract key personnel and resulting in low voluntary attrition.

We Pay for Performance. We firmly believe that pay should be tied to performance. Superior performance enhances shareholder value and is a fundamental objective of our compensation programs.

•

Most of the compensation we pay is based on performance. Compensation for each of our NEOs, managing directors and other senior professionals is viewed on a total compensation basis and then subdivided into two primary categories: base salary and incentive compensation. Our annual performance-based incentive compensation awards generally include cash bonuses, deferred cash awards, PRSUs, RSUs and LFIs.

•

Performance-based incentive compensation is the principal component of our compensation strategy. We have tailored our compensation programs so that incentive compensation can be highly variable from year to year. Incentive compensation is awarded based on Lazard Ltd’s financial results in the immediately preceding fiscal year, as well as each individual’s contribution to those results and to the Company’s development, including business unit performance. We also consider competitive compensation practices in the financial services industry.

•

We grant long-term awards with multi-year vesting horizons and value that fluctuates with performance. The RSUs, PRSUs, restricted shares of Class A common stock, or restricted stock, and LFIs awarded to our NEOs and employees align the interests of our NEOs and employees with the interests of our equityholders—and link the value of these awards to performance—as the value that each individual realizes upon vesting depends, for restricted stock, RSUs and PRSUs, on the long-term performance of Class A common stock and our business, respectively, and, for LFIs, on the performance of investment funds managed by our Asset Management business. It also helps to retain our NEOs and employees, giving shareholders the stability of highly productive, experienced management and employees who help to perpetuate our strong firm culture.

•

We grant at-risk, performance-based long-term incentive awards. As disclosed in Lazard Ltd’s 2012 proxy statement, in 2012, the Compensation Committee instituted a new long-term incentive program, the LTIP program, under which it planned to grant at-risk performance-based awards based on three-year forward-looking performance metrics to establish another link between the payout of long-term incentive awards and the performance of our business. In March 2013, in consultation with the Compensation Committee’s independent compensation consultant, the Compensation Committee improved the LTIP program to, among other things, simplify the previously announced performance metrics applicable to awards and update the scoring ranges and references by which these metrics are evaluated. At that time, the Compensation Committee determined to utilize PRSUs for purposes of award grants. The PRSUs subject 60% of the total compensation awarded to Mr. Jacobs for 2012, 45% of the total compensation awarded to each of Messrs. Bucaille, Hoffman and Stern for 2012, and

33% of the total compensation awarded to Mr. Bhutani for 2012 (in each case based on the PRSUs vesting at the target level), to full risk of loss in the event of failure to achieve applicable performance goals. The PRSUs vest 33% two years, and 67% three years, after the date of grant and pay out based on the achievement of three-year forward-looking performance criteria relating to Lazard Ltd’s Volatility Adjusted Revenue Growth Ratio, Capital Return Ratio and Operational Leverage Ratio—which align directly with Lazard Ltd’s long-term strategy of driving shareholder returns—in addition to satisfaction of the applicable service conditions.

We are Committed to Compensation Governance and Independence. The Compensation Committee, which determines and implements our compensation philosophy, is committed to ensuring that our compensation programs conform to our pay-for-performance paradigm.

•

Lazard Ltd maintains an independent Compensation Committee. The Compensation Committee is comprised solely of independent directors. In October 2012, Lazard Ltd’s Board of Directors appointed a new independent chairman of the Compensation Committee.

•

The Compensation Committee continually reassesses our compensation programs. The Compensation Committee monitors the effectiveness of our compensation programs throughout the year and performs an annual reassessment of the programs in the first quarter of each year in connection with year-end compensation decisions.

•

The Compensation Committee engages an independent compensation consultant. In October 2012, the Compensation Committee directly and independently engaged Compensation Advisory Partners, or CAP, an independent compensation consulting firm, to assist it with compensation analyses, including through the use of compensation data of certain of our competitors. CAP performs no work for the Company other than advising the Compensation Committee with respect to compensation matters. The Compensation Committee has concluded that none of CAP’s work to date has raised any conflicts of interest. Before the Compensation Committee engaged CAP, Hay Group, Inc., or Hay Group, served as the Compensation Committee’s independent compensation consultant. During 2012, Hay Group performed no work for the Company other than advising the Compensation Committee with respect to compensation matters. Hay Group’s services to the Compensation Committee ended in October 2012 prior to most of the material compensation decisions for 2012. We believe Hay Group’s work did not raise any conflicts of interest.

•

Lazard Ltd conducts an annual shareholder advisory vote regarding executive compensation. We value the views of Lazard Ltd’s shareholders regarding many topics, including compensation for our NEOs. The shareholders asked Lazard Ltd to annually solicit their feedback on our compensation programs, and Lazard Ltd now holds an annual advisory vote regarding executive compensation. As demonstrated by our actions, the Compensation Committee strongly considers the results of the vote, as well as related feedback provided by shareholders, as part of its annual assessment of our compensation programs. Lazard Ltd encourages its shareholders to engage with us in constructive dialogue regarding our compensation programs.

•

Lazard Ltd has an anti-hedging policy, and has adopted stock ownership guidelines and a clawback policy. Lazard Ltd has an anti-hedging policy applicable to our NEOs and, as described above under “2012 Shareholder Advisory Vote Regarding Executive Compensation”, recently adopted stock ownership guidelines and a clawback policy, both of which are applicable to our NEOs.

Executive Compensation Practices

What We Do

✓

Pay for Performance. We tie pay to performance. Almost all of the compensation we pay to our NEOs is not guaranteed. We review financial results and goals for the Company, as well as individual achievement, in determining NEO compensation. We grant performance-based equity awards, including awards based on transparent, objective, three-year forward-looking payout metrics.

✓	Apply Multi-Year Vesting to Equity Awards. The PRSUs, RSUs and LFIs granted to our NEOs for 2012 vest 33% two years, and 67% three years, after the grant date.

✓

Utilize Stock Ownership Guidelines. Lazard Ltd has adopted clear stock ownership guidelines, which all of our NEOs exceed. In addition, our directors receive a majority of their annual compensation in the form of deferred stock units, or DSUs, which are not settled, and therefore remain invested in the Company, until the director leaves our Board of Directors.

✓	Employ Clawback and Anti-Hedging Policies. Lazard Ltd has compensation clawback and anti-hedging policies applicable to our NEOs.

✓	Apply Reasonable Post-Employment / Change in Control Provisions. We have reduced the severance payable following a change in control under all NEO retention agreements.

✓	Apply Double-Trigger Vesting. RSUs, PRSUs and LFIs granted to our NEOs for 2012 compensation and thereafter will not automatically vest upon a change in control.

✓

Have a Lead Director and a High Number of Independent Directors. 80% of the members of our Board of Directors are independent. In addition, our Board of Directors has a Lead Director position that balances the combined Chairman and CEO position. Our current Lead Director is an independent member of the Board of Directors.

✓

Retain an Independent Compensation Consultant. The Compensation Committee consults with CAP, its independent compensation consultant, in connection with our compensation programs generally and NEO compensation specifically.

✓	Mitigate Undue Risk. We do not believe that our compensation programs create risks that are reasonably likely to have a material adverse effect on the Company.

✓

Offset Equity Award Dilution. We monitor the potentially dilutive impact of the equity component of our compensation programs and seek to offset that impact by repurchasing shares of Class A common stock.

What We Don’t Do

X	No Excise Tax Gross-Ups Upon Change in Control. We have eliminated excise tax gross-ups in connection with change in control payments from all NEO retention agreements.

X	No Guaranteed Bonuses. We do not provide guaranteed bonuses to any of our NEOs. Other than base salaries, none of our NEOs’ compensation for 2012 was guaranteed. Instead, all of their compensation was at risk based on performance.

X	No Hedging Transactions or Short Sales. We do not permit our NEOs to enter into hedging transactions or short sales in respect of Class A common stock.

Design of Our Compensation Programs—Base Salary

Base Salary. Base salaries are intended to reflect the experience, skill and knowledge of our NEOs, managing directors and other senior professionals in their particular roles and responsibilities, while retaining the flexibility to appropriately compensate for fluctuations in performance, both of the Company and the individual.

•

Base salaries are approved by the Compensation Committee. Base salaries for our NEOs and any subsequent adjustments thereto are reviewed and approved by the Compensation Committee annually, after consultation with the independent compensation consultant. During 2012, each of our NEOs was a party to a retention agreement with the Company that provided for a minimum annual base salary during the term of those agreements. Each of the amended retention agreements we entered into in 2012 and 2013 retained the salary levels paid to each NEO during 2012. See “Amended NEO Retention Agreements” and “Retention Agreements with our NEOs” below.

•

Base salaries are the only component of NEO compensation that is not tied to performance. As further described below under “Design of our Compensation Programs—Performance-Based Incentive Compensation”, all other forms of compensation that we pay to our NEOs are linked to performance.

•

Base salaries represent a small proportion of total NEO compensation. As described below under “Compensation for Each of Our NEOs in 2012”, most of the compensation that we pay to our NEOs is performance-based compensation.

Design of Our Compensation Programs—Performance-Based Incentive Compensation

Cash Bonuses. Except for base salaries, all cash compensation opportunity is based on a combination of Company and individual performance. Accordingly, the cash compensation paid to our NEOs and employees as a group has fluctuated from year to year, reflecting changes in the Company’s performance and financial results, as well as individual performance.

Restricted Stock Unit Awards. RSUs are contractual rights to receive shares of Class A common stock upon vesting. The RSUs granted to our NEOs in 2013 (which relate to 2012 performance) vest 33% two years, and 67% three years, after the date of grant, subject to the executive’s continued service with the Company. With respect to 2012, neither Mr. Jacobs nor Mr. Bhutani received any RSUs, and 9%, 9% and 14% of the awarded compensation for Messrs. Bucaille, Hoffman and Stern, respectively, was comprised of RSUs.

•

RSUs are performance-based awards that enhance shareholder value. We believe RSU awards enhance shareholder value by aligning the long-term interests of our NEOs, managing directors and senior professionals with those of Lazard Ltd’s shareholders. Because the amount an individual realizes upon the vesting of RSUs directly depends on the value of Class A common stock at that time, each individual who receives an RSU becomes, economically, a long-term shareholder of Lazard Ltd, with interests aligned with the interests of other shareholders. In this way, the performance of our Company over time directly affects the value of our RSU awards—which can fluctuate in value over time and could have very low value upon vesting in the event of poor Company performance.

•

RSUs help retain key employees. RSUs also serve as an important retention mechanism by subjecting a significant portion of each recipient’s compensation to forfeiture if he or she leaves the firm prior to the vesting date. Our NEOs each own considerable interests in Lazard Ltd through previous grants of RSUs and restricted stock. As a result, we believe our NEOs have a demonstrable and significant interest in remaining with the Company and increasing shareholder value over the long term. For additional information about the RSUs and shares of Class A common stock held by each of our NEOs, see “Outstanding Equity Awards at 2012 Fiscal Year-End” below.

•

Vesting requirements and other restrictions regarding RSU awards. RSU awards are typically made in early February following Lazard Ltd’s year-end earnings release. This year, RSUs were granted to each of our NEOs (other than Messrs. Jacobs and Bhutani) on March 12, 2013. The number of RSUs actually granted to an NEO was determined in the same way that the number was derived for all of our employees, by dividing the dollar amount allocated to be granted to the NEO as an RSU award by the average closing price of Class A common stock on the NYSE on the five trading days ending on February 13, 2013 (i.e., $36.95). The RSUs granted on March 12, 2013 will vest 33% on March 2, 2015 and 67% on March 1, 2016. Unlike awards granted in 2012 and earlier, the RSUs granted to our NEOs will not automatically vest in the event of a change in control, but rather will require a subsequent qualifying termination in order to be eligible for accelerated vesting. In exchange for their RSU awards, all recipients, including our NEOs, agreed to restrictions on their ability to compete with the Company or to solicit our clients and employees, which protect the Company’s intellectual and human capital.

Lazard Fund Interest Awards. In February 2011, in order to more closely align the compensation and performance of our employees in the Asset Management business with the interests of our equityholders, the Company adopted LFIs as a new form of long-term incentive compensation. In February 2012, the Company gave all of our managing directors and other senior professionals (with the exception of our NEOs) the option to participate in the LFI program as part of their incentive compensation for 2012. As the CEO of Lazard Asset Management, the Compensation Committee determined that Mr. Bhutani’s participation in the LFI program for 2012 would be mandatory (with respect to 2012, LFIs comprised 17% of his awarded compensation), and the Compensation Committee did not permit Messrs. Jacobs, Bucaille, Hoffman and Stern to participate in the LFI program.

•

LFIs are performance-based awards that enhance shareholder value. LFIs represent actual or notional interests in certain investment funds managed by LAM or LFG and, accordingly, should enable eligible employees to directly benefit from the performance of such funds. Recipients of LFIs are awarded a dollar value, which is invested (or deemed invested) in specified investment funds as directed by the recipient and held in a restricted brokerage account for the benefit of the recipient. The value that each recipient realizes upon vesting depends on the performance of the applicable investment funds managed by our Asset Management business. In this way, the performance of our Asset Management business over time directly affects the value of our LFI awards—which also can fluctuate in value over time and could have very low value upon vesting in the event of poor fund performance. Given that our Asset Management business contributes approximately half of our annual operating revenue, which in turn directly benefits our equityholders, we believe that LFIs align the interests of recipients with the interests of our equityholders.

•

LFIs help retain key employees. Like RSUs, LFIs also serve as an important retention mechanism by subjecting a significant portion of each recipient’s compensation to forfeiture if he or she leaves the firm prior to the vesting date.

•

Vesting requirements and other restrictions regarding LFI awards. LFI award agreements generally contain the same vesting, change-in-control, restrictive covenant and forfeiture provisions as RSU award agreements (including, for LFIs awarded to Mr. Bhutani in 2013 and later, the “double-trigger” vesting provisions described above in connection with a change in control). In the event that the investment funds in which the LFIs are invested distribute earnings, such earnings are automatically re-invested in additional LFIs. These distributions will have the same restrictions as the underlying LFIs to which they relate. Mr. Bhutani was granted LFIs on March 12, 2013 that will vest 33% on March 2, 2015 and 67% on March 1, 2016.

PRSU Awards. The Compensation Committee adopted the LTIP program at the beginning of 2012 to establish another link between the payout of long-term incentive awards and the performance of our business, as well as to place a portion of pay at risk based on three-year forward-looking financial metrics and our performance relative to the performance of our peers. As discussed above and based in part upon recommendations from Lazard Ltd’s shareholders, in March 2013, the Compensation Committee improved the LTIP program in order to, among other things, simplify the previously-announced performance metrics, update the scoring and reference ranges applicable to awards, and utilize PRSUs for purposes of award grants. PRSUs are restricted stock units that are subject to both performance-based and service-based vesting conditions. In addition, the Compensation Committee determined that Mr. Bhutani would participate in the program along with the other NEOs.

•

PRSU awards subject the NEOs to risk of total loss of a critical component of annual compensation. PRSU awards supplement our existing risk-based long-term incentive compensation programs by subjecting a substantial proportion of the total compensation payable to each of the NEOs for a given year (approximately 60% of the 2012 awarded compensation for our CEO and 33%-45% of the 2012 awarded compensation for our other NEOs) to full risk of loss based upon the long-term financial performance of our business, measured against objective, pre-established performance goals.

•

PRSU awards involve a transparent payout mechanism. PRSU awards advance our goal of implementing transparent compensation practices. The performance metrics that must be satisfied in order for PRSUs to vest are tied to factors that we consider to be critical measures of our success and our ability to return value to our equityholders. Importantly, the financial information that is used in measuring the Company’s and an NEO’s performance with respect to these metrics is readily available, including through Lazard Ltd’s annual earnings releases. PRSUs allow our equityholders to know, in advance, how this substantial component of compensation for the NEOs will be measured and paid.

•

Payouts under PRSU awards are based on objective financial metrics. The number of shares of Class A common stock that a recipient will realize upon vesting of a PRSU award will be calculated by reference to financial metrics that were chosen because they are indicative of the Company’s overall performance, rather than individual performance, both on an absolute and a relative basis. These metrics rely on criteria such as revenue growth, returns to Lazard Ltd’s shareholders and operating leverage. At the measurement times, each of the metrics is assigned a score based on our performance. Such scores are generally weighted evenly over the performance period, with the ultimate level of payout for the awards determined by reference to the weighted numeric score. PRSU awards look to pre-established metrics of Lazard Ltd’s performance and link payout directly to scores awarded for such metrics.

•

Payouts under PRSU awards will depend on long-term financial performance and could be equal to zero. The target number of shares of Class A common stock subject to each PRSU is one. Based on the achievement of performance criteria, as confirmed by the Compensation Committee, the number of shares of Class A common stock that may be received in connection with each PRSU will range from zero to three times the target number. PRSUs for the 2012 compensation cycle relate to Lazard Ltd’s performance over the three-year period beginning on January 1, 2012 and ending on December 31, 2014. Unless threshold performance levels are satisfied during this period, all such PRSUs will be forfeited, and the NEOs will not be entitled to any payments with respect to such awards.

•

Payouts under PRSU awards are determined, in part, by reference to the performance of our peers. As further discussed below, one of the three financial metrics used to calculate payouts under PRSU awards includes a relative measure. By including this measure, the Compensation Committee intended that our performance be judged against what our competitor companies were able to accomplish under the same general market conditions during the performance period.

•

PRSU awards also include service-based and other vesting criteria. In addition to the applicable performance criteria, PRSU award agreements generally contain the same vesting, change-in-control, restrictive covenant and forfeiture provisions as RSU and LFI award agreements with our NEOs, including “double-trigger” vesting provisions, with certain variations to reflect the impact of a termination of employment or a change in control on performance conditions. The target number of shares of Class A common stock that are subject to the PRSUs that were granted for the 2012 compensation cycle was determined using the same methodology and price that were used in connection with RSUs that were granted for the 2012 compensation cycle.

•

PRSUs advance our pay-for-performance paradigm. By coupling the potential value of the PRSUs with our degree of financial success, we believe we have created another strong link between value realized by our equityholders and value to the NEOs. Each NEO knows—at the beginning of a fiscal year—that the year is a component of a three-year, forward-looking PRSU performance measurement period and that his compensation under PRSU awards will be determined in part based on the Company’s performance during that fiscal year. Each NEO is updated at least annually on our progress.

PRSU Financial Metrics and Scoring. The Compensation Committee determined that three financial ratios are the most appropriate and, taken together, comprehensive financial metrics for purposes of PRSU awards: Lazard Ltd’s Volatility Adjusted Revenue Growth Ratio, or VARGR, Capital Return Ratio, or CRR, and Operational Leverage Ratio, or OLR, each of which is described in further detail below. Collectively, the VARGR, CRR and OLR metrics align directly with our long-term strategy of driving equityholder returns through high-quality revenue and earnings growth, focusing on reducing volatility, increasing operating leverage and returning capital to our equityholders. These performance metrics also reflect, among other things, the manner in which the Compensation Committee measures the success that the NEOs can achieve in executing our long-term strategy and managing our business for the benefit of our equityholders. An explanation of the importance of each financial ratio is set forth below.

•

VARGR: Volatility Adjusted Revenue Growth Ratio. We seek to generate stable, high-quality revenue growth, and we believe that our equityholders value such revenue growth. Our innovative business model incorporates balanced growth initiatives and a diversity of businesses, including operations that are countercyclical, which we believe ultimately produces less volatile revenues. We believe that the VARGR performance metric aligns directly with our objective of achieving revenue growth while simultaneously limiting volatility in order to promote consistent, high-quality revenue growth over time. And, as described in more detail below, we evaluate this metric against the members of a relevant peer group.

Explanation of the VARGR Metric

Relative Performance Measure

Step 1:	We establish Lazard Ltd’s annual operating revenue growth rate for each fiscal year within the three-year performance period. We adjust this growth rate for debt valuation adjustment, and for certain acquisitions that may have occurred during the period, in each case, if applicable, as these items can substantially affect reported revenues and can reduce comparability among us and our peers. We then combine each of these operating revenue growth rates into a single compound operating revenue growth rate for the entire performance period.

Step 2:	We divide the compound annual operating revenue growth rate established in Step 1 by the historical volatility of Lazard Ltd’s compound annual operating revenue growth rate (i.e., the standard deviation in Lazard Ltd’s compound annual operating revenue growth rate over the preceding ten-year period). This normalizes the operating revenue growth rate and reduces the disproportionate impact of any nonrecurring events that may have occurred in a given year. Ultimately, this enhances operating revenue growth rate comparability among us and our peers. The value we obtain is the VARGR.

Step 3:	We determine our peers’ VARGRs, in each case using the most appropriate revenue statistic and applying Steps 1-2 above. Given their mix of businesses, the peer group for PRSUs granted in connection with 2012 compensation is: AllianceBernstein, Bank of America Merrill Lynch, BlackRock, Citigroup, Credit Suisse, Deutsche Bank, Evercore, Goldman Sachs, Greenhill, JP Morgan, Legg Mason, Morgan Stanley, Schroders and UBS. We selected this peer group, which is different than the peer group used for comparative compensation analyses described under “Compensation for Each of Our NEOs in 2012”, because we feel that this peer group more accurately reflects the companies with which we actively compete in the financial services industry (without regard to their relative size, which is relevant to compensation, but not relevant to their indicative growth rates).

Step 4:	We determine the VARGR score based on the VARGR ranking relative to the VARGRs of our peers. The VARGR scoring table is below.

Lazard VARGR Percentile Rank	VARGR Score
Lazard Rank < 20%	0.00

Lazard Rank = 20%	0.25

Lazard Rank = 40%	0.75

Lazard Rank = 60%	1.25

Lazard Rank > 80%	3.00

If the VARGR ranking is between levels set forth in the table above, we will interpolate the VARGR score based on the scores provided for the closest levels.

•

CRR: Capital Return Ratio. We endeavor to return capital to our equityholders, including by paying dividends, repurchasing equity and minimizing the need for additional capital in our business. We believe that our equityholders value our success in returning capital to them, and that the CRR performance metric aligns directly with our objective of returning capital.

Explanation of the CRR Metric

Absolute Performance Measure

Step 1:	For each fiscal year during the performance period, we first calculate capital returned to Lazard Ltd’s shareholders, which we define for this purpose as (A) the aggregate value of dividends paid to Lazard Ltd’s shareholders and the aggregate distributions by Lazard Group to its members (other than Lazard Ltd’s subsidiaries, and excluding any tax distributions) during the fiscal year, plus (B) the aggregate amount of funds used for equity (including Lazard Group membership interest) repurchases during the fiscal year, plus (C) the value of Class A common stock withheld for tax purposes during the fiscal year upon vesting of equity-based awards.

Step 2:	For the same fiscal year, we calculate Lazard Ltd’s cash flow during the fiscal year, which we define for this purpose as (A) Lazard Ltd’s net income for the fiscal year, calculated in the adjusted manner set forth in its annual earnings release for the fiscal year (primarily to enhance comparability between periods) plus (B) the amortization expense arising from year-end equity-based and LFI awards granted in prior years and recorded during the fiscal year, plus (C) aggregate cash proceeds received from any new equity or debt issuances, other than with respect to an acquisition, minus (D) the value of amounts used to fund investments relating to LFI awards, minus (E) amounts used to reduce outstanding debt.

Step 3:	We establish the CRR for the entire three-year performance period by dividing (A) the sum of the amounts obtained in Step 1 for each fiscal year in the performance period by (B) the sum of the amounts obtained in Step 2 for each fiscal year in the performance period. We then determine the CRR score based on the table set forth below.

Lazard CRR	CRR Score
CRR < 50%	0.00

CRR = 50%	0.50

CRR = 55%	1.00

CRR = 60%	1.50

CRR = 65%	2.50

CRR > 70%	3.00

If the CRR is between levels set forth in the table above, we will interpolate the CRR score based on the scores provided for the closest levels.

•

OLR: Operational Leverage Ratio. We are committed to effectively managing the costs of our business, including through our long-term goal of limiting increases in our compensation expense, so that our compensation expense grows at a rate that is less than the rate of our revenue growth. By increasing our operating leverage, we seek to advance our ultimate objective of increasing equityholder returns. We retain this objective even in years where revenue remains flat or declines, in which case we aim to stabilize and reduce our expenses. We believe that the OLR performance metric aligns directly with our objective of increasing our operating leverage through cost discipline and thereby increasing the proportion of our revenue that ultimately benefits our equityholders. We revised the OLR performance metric to provide this equityholder-focused incentive to the NEOs even during periods of revenue decline.

Explanation of the OLR Metric

Absolute Performance Measure

Step 1:	We determine Lazard Ltd’s pre-tax earnings growth rate for the entire three-year performance period by reference to the beginning of the first and the end of the last fiscal year during the period, using the customary method for calculating pre-tax earnings, but (i) instead of using compensation expense determined in accordance with GAAP, we use awarded compensation expense for the fiscal year (excluding one-time non-recurring items and the value of off-cycle grants made during the year, which represent new investments in our business) and (ii) we calculate other expenses, including interest expense and non-compensation expense, for the fiscal year in the adjusted manner set forth in Lazard Ltd’s annual earnings release for the fiscal year, rather than in the manner prescribed by GAAP.

Step 2:	We establish the OLR for the entire three-year performance period by dividing the growth rate obtained in Step 1 by Lazard Ltd’s operating revenue growth rate over the entire three-year performance period. We then determine the OLR score based on the tables set forth below (depending on whether operating revenue growth is positive or negative over the performance period).

Positive Operating Revenue Growth		Negative Operating Revenue Growth
Lazard OLR	OLR Score	Lazard OLR	OLR Score
OLR < 100%	0.00	OLR > 400%	0.00

OLR = 100%	0.50	OLR = 400%	0.50

OLR = 125%	1.00	OLR = 350%	1.00

OLR = 150%	1.50	OLR = 300%	1.50

OLR = 175%	2.50	OLR = 250%	2.50

OLR > 200%	3.00	OLR < 200%	3.00

If the OLR is between levels set forth in the table above, we will interpolate our OLR score based on the scores provided for the closest levels.

•

PRSU Scoring. Generally, each of the three performance metrics (VARGR, CRR and OLR) is weighted equally. The determination of the number of PRSUs that may ultimately vest under each award generally will be based on Lazard Ltd’s cumulative performance over the three-year performance period. However, each of the three performance metrics will also be evaluated on an annual basis at the end of each fiscal year during the performance period, and for this purpose, the same scoring ranges and reference points will be used, but the evaluation will be based solely on performance during that fiscal year. If Lazard Ltd achieves a score of at least 1.0 with respect to such fiscal year, as confirmed by the Compensation Committee, then 25% of the total target number of shares of Class A common stock subject to the PRSUs will no longer be at risk based on achievement of the performance criteria. Any such PRSUs will remain subject to the service-based vesting criteria described herein (and the total payout with respect to such PRSUs could increase based on the performance over the performance period). The scoring described above corresponds directly to the level of achievement of performance goals (taking into account any applicable interpolation). For example, the achievement of a score of 1.50 for the cumulative three-year performance period translates into payout of the PRSU award at 1.50 times the target level (subject to achievement of the service-based vesting condition). The Compensation Committee retains full discretion with respect to the interpretation and application of the scoring systems described above.

•

Evaluation of Fiscal Year 2012 Performance. After the end of 2012, the Compensation Committee evaluated Lazard Ltd’s performance for 2012 with respect to each of the three performance metrics and determined that Lazard Ltd’s performance exceeded a score of 1.0. Accordingly, 25% of the total target number of shares of Class A common stock subject to the PRSUs awarded to the NEOs for 2012 are not subject to further achievement of performance goals. However, these PRSUs remain subject to the service-based vesting criteria described above.

Long-Term Incentive Awards Are the Primary Component of Compensation for Our Most Senior Professionals. In January 2013, we applied a progressive formula based on total compensation for all of our NEOs, managing directors and senior professionals. Pursuant to this formula, as a recipient’s total compensation (cash salary, cash bonus and long-term incentive compensation) increases, a greater percentage of his or her total compensation is composed of long-term incentive awards. This formula is based on a sliding scale that effectively begins at 5% for some of our vice presidents and directors and generally reaches 60% (or 50% in our Asset Management business) for our highest paid managing directors.

Amended NEO Retention Agreements

As expressed in early 2012 and in consultation with its independent compensation consultant, the Compensation Committee reviewed the Company’s retention agreements with its NEOs, with a particular focus on how the terms compared to evolving best practices in the market. After review, the Compensation Committee determined that certain provisions in the then-existing agreements, such as excise tax gross-ups and enhanced change in control severance payments, reflected market practice at the time the agreements were executed, but had since become less common. The Compensation Committee determined that these provisions were no longer needed as retention tools and therefore no longer served our Company’s best interests. Consistent with the Company’s compensation philosophy, the Compensation Committee accordingly determined to eliminate or reduce these provisions and make other updates to the NEO retention agreements. These changes, along with others adopted in 2012 and 2013 (e.g., the PRSU program, the compensation clawback policy, the introduction of stock ownership guidelines and the inclusion of “double-trigger” provisions in our NEO award agreements granted in respect of 2012 and later), demonstrate the Compensation Committee’s responsiveness to changes in the market and shareholder feedback.

We entered into an amended retention agreement with Mr. Jacobs in October 2012, pursuant to which, among other changes, we reduced his change in control severance payment and eliminated his excise tax gross-up following a change in control (instead, Mr. Jacobs will forfeit certain payments to the extent that such forfeiture would place Mr. Jacobs in a more favorable after-tax position, which we refer to as a cutback). On March 14, 2013, we entered into amended retention agreements with our other NEOs that also reduced their change in control severance payments and eliminated any excise tax gross-up provisions (and included cutback provisions). Prior to the amendments, the NEOs were generally entitled to severance payable at three times base salary plus bonus if the qualifying termination occurred on or following a change in control; under the amended retention agreements, severance is payable to the NEOs upon a qualifying termination at two times base salary plus bonus regardless of whether there has been a change in control (except that, for Mr. Bhutani, severance is payable at two times base salary plus bonus in the event such termination is on or following a change in control pursuant to which Lazard Ltd is acquired by an entity that has an asset management business, and one times base salary plus bonus in all other cases). Mr. Bhutani’s prior agreement, which we entered into in August 2011, after we committed not to enter into new retention agreements that provide for excise tax gross-ups, did not include such a provision, and his amended agreement does not either. The amended retention agreements expire on March 31, 2016, except that if there is a change in control, the term will automatically extend for at least two years from the date of such change in control. The compensation and amount and form of any annual bonus payable to each of Messrs. Bhutani, Bucaille, Hoffman and Stern generally remain unchanged from the respective prior agreement. Mr. Jacobs’ compensation generally also remains unchanged, and the amount and form of any annual bonus will be determined by the Compensation Committee after consultation with Mr. Jacobs, except that (subject to changes in applicable law or pay practices) the first $3 million (less the amount of Mr. Jacobs’ annual salary) of such bonus will be paid in cash. Pursuant to the amended retention agreements, severance payments that are incurred prior to a change in control are conditioned on the NEO timely delivering a valid and irrevocable release of claims in favor of the Company. In addition, a resignation by the NEO for “good reason” will be treated as a termination without “cause” for purposes of such NEO’s then-outstanding PRSUs, RSUs, restricted stock, LFIs and other similar awards. For a further description of the terms of the NEOs’ retention agreements, see “Retention Agreements with Our NEOs—Payments and Benefits Upon Certain Terminations of Service”.

Compensation for Each of Our NEOs in 2012

The Compensation Process. Decisions with regard to incentive compensation are generally made in the first quarter of each year and are based on Company and individual performance in the prior fiscal year.

•

The Compensation Committee approves NEO compensation. Our CEO, Mr. Jacobs, makes recommendations to the Compensation Committee as to the total compensation package to be paid to our NEOs. The Compensation Committee reviews and approves the total compensation package to be paid to our NEOs, including Mr. Jacobs, and considers Mr. Jacobs’ recommendations in its review. Mr. Jacobs reviewed with the Compensation Committee the performance of each of the other NEOs individually and their overall contribution to the Company in 2012, which was not based on any numerical targets but rather on qualitative issues. Mr. Jacobs does not participate in sessions of the Compensation Committee at which his own compensation is determined; however, he does participate in sessions at which the compensation of the other NEOs is discussed.

The Compensation Committee Considers a Variety of Available Information. Before any year-end compensation decisions are made, the Compensation Committee reviews information from a variety of available sources.

•

Business Performance. In evaluating the total compensation packages to be paid to our NEOs, the Compensation Committee considered the factors described under “2012 Business Performance Highlights”, as well as their individual contributions, their desire to advance the implementation of compensation discipline throughout the firm and their desire to personally participate in this initiative.

•

Financial Metrics. The Compensation Committee reviewed a variety of metrics relating to the Company’s financial performance in evaluating the total compensation packages to be paid to our NEOs. The Compensation Committee considered Lazard Ltd’s results and progress during 2012 regarding key strategic metrics, including operating revenue, awarded compensation, operating margin, cost savings, and return of capital. The Compensation Committee also considered Lazard Ltd’s TSR, on a standalone basis and relative to a peer group including Affiliated Managers Group Inc., Blackstone Group LP, Eaton Vance Corp., Evercore Partners Inc., Greenhill & Co., Inc., Invesco Ltd, Legg Mason, Inc., Raymond James, T. Rowe Price and Stifel Financial.

•

Tally Sheets. The Compensation Committee reviewed a comprehensive tally sheet of all elements of each NEO’s compensation. The tally sheets included information on cash and non-cash compensation for the past three fiscal years (including current and prior year base salaries, annual bonuses, deferred cash awards, restricted stock, RSUs and LFIs, if any), and the value of benefits and other perquisites paid to our NEOs, as well as potential amounts to be delivered under post-employment scenarios.

•

Competitive Compensation Considerations. The competition to attract and retain high-performing executives and professionals in the financial services industry is intense, the amount and composition of total compensation paid to our executives must be considered in light of competitive compensation levels. In this regard, for our NEOs, the Compensation Committee reviewed an analysis prepared by CAP regarding compensation levels for 2011 (the most recent year for which comprehensive data for our peers was available) and considered data regarding indicative trends for 2012 for comparable positions at the financial services firms described above under “Financial Metrics”. This comparator group was chosen because we compete in the same marketplace with these companies for highly qualified and talented financial service professionals. CAP noted that while it is difficult to choose a comparator group that provides an ideal comparison for these purposes, this comparator group (which included changes to the comparator group used in 2012) was a positive improvement.

CAP’s analysis compared the total direct compensation for our NEOs (calculated with respect to 2011 base salary and actual cash bonuses, RSUs awarded in February 2012 for 2011 performance and, in the case of Mr. Bhutani, LFIs awarded in February 2012 for 2011 performance) to the total direct compensation for the appropriate named executive officers in the comparator group described above, or an appropriate subset of that comparator group, calculated based on compensation levels for 2011 (as reported in 2012). CAP constructed a compensation reference range for each of our NEOs based on the comparator data as follows: for Mr. Jacobs, $7 million to $9 million; for Mr. Bhutani, $7 million to $10 million; for Mr. Bucaille, $3 million to $4 million; for Mr. Hoffman, $3 million to $4 million; and for Mr. Stern, $4 million to $7 million. According to CAP’s analysis, the total direct compensation paid to each of our NEOs with respect to 2011 performance was within a reasonable range in light of compensation levels of the comparator group.

While the Compensation Committee considered the level of compensation paid by the firms in the comparator group as a reference point that provided a framework for its compensation decisions, in order to maintain competiveness and flexibility, the Compensation Committee did not target compensation at a particular level relative to the comparator group (or relevant subset of the group). This information was merely one of several data points that the Compensation Committee considered in evaluating compensation for our NEOs.

The Company also noted that aggregate total direct compensation for the named executive officers in the comparator group for 2011 (as reported in 2012) ranged from a 25th percentile amount of approximately $16.8 million to a 75th percentile amount of approximately $34.8 million, and that the Company’s aggregate total direct compensation for the NEOs for 2011 (which consisted of 2011 base salaries and actual cash bonuses, RSUs and LFIs awarded for 2011) was $30.5 million. While information about the percentile rankings of aggregate total direct compensation for the members of the comparator group was presented to the Compensation Committee in prior years, it was not a factor that the Compensation Committee considered when determining compensation.

2012 Base Salaries. We have retention agreements with our NEOs that establish their respective minimum annual base salaries. These amounts were negotiated and were meant to ensure that the Company would have the services of each of the NEOs during the term of their respective agreements. See “Retention Agreements with our NEOs” below. The base salary paid in 2012 to Mr. Jacobs was $900,000 and to each of Mr. Bucaille, Mr. Bhutani, Mr. Hoffman and Mr. Stern was $750,000.

2012 Incentive Compensation

Mr. Jacobs. The Compensation Committee noted that, despite difficult financial markets, the Company performed well in 2012. In evaluating incentive compensation for Mr. Jacobs, the Compensation Committee considered the information regarding Lazard Ltd’s performance described under “2012 Business Performance Highlights” above, as well as his individual accomplishments. The Compensation Committee specifically considered Lazard Ltd’s results and progress regarding key strategic metrics set at the beginning of 2012 involving operating revenue, awarded compensation, operating margin, cost savings and return of capital. The Compensation Committee also considered Lazard Ltd’s TSR, on both a standalone and relative basis.

The Compensation Committee also considered the qualitative goals and objectives established for Mr. Jacobs by the Compensation Committee in early 2012. These goals and objectives provided the Compensation Committee with a comprehensive set of criteria that assisted the Compensation Committee in its evaluation of Mr. Jacobs’ performance in 2012.

In addition to the factors described above, the Compensation Committee noted the following accomplishments as a result of Mr. Jacobs’ initiative, ongoing leadership and dedication during 2012:

•	The Company developed a focused and well-received strategic plan;

•	Lazard Ltd expanded communications with shareholders and the analyst community, enhancing investor awareness of its business model, strategic objectives and accomplishments;

•	The Company announced cost saving initiatives in October 2012 and was implementing them according to plan; and

•	The Company continued to successfully retain and attract valuable senior professionals.

Together with its independent compensation consultant, the Compensation Committee thoroughly reviewed the Company’s past compensation practices and the competitive compensation practices at other firms. The Compensation Committee also considered Mr. Jacobs’ strong desire to implement compensation discipline throughout the firm and his continuing desire to personally participate in this initiative.

Based on its review, the Compensation Committee decided to grant Mr. Jacobs an incentive compensation award of $7.60 million, payable as follows: a PRSU award valued at $5.1 million (based on the achievement of performance goals at the target level) and a $2.5 million cash bonus. The PRSUs awarded to Mr. Jacobs constituted approximately 60% of Mr. Jacobs’ total compensation for 2012. The total performance-based compensation awarded to Mr. Jacobs constituted approximately 89% of his total compensation for 2012.

The following charts show Mr. Jacobs’ mix of fixed versus performance-based compensation, and cash incentive versus long-term incentive compensation, for 2012 (based on the achievement of performance goals with respect to the PRSUs at the target level).

As reflected in the table below, notwithstanding a 5% increase in Lazard Ltd’s annual operating revenue, Mr. Jacobs’ total incentive compensation for 2012 declined by approximately 5% from the level he received for 2011. This decline in Mr. Jacobs’ incentive compensation for 2012 is indicative of the benefits to the Company of maintaining a flexible compensation system that allows the Compensation Committee to adjust the amount payable to our CEO and our other NEOs. Furthermore, by linking 60% of Mr. Jacobs’ compensation for 2012 directly to the future performance of our business through PRSUs, the majority of Mr. Jacobs’ compensation for 2012 will be at risk based on Lazard Ltd’s ability to achieve growth and produce value for shareholders over the next two to three years. Given the combination of base salary, annual cash bonus and PRSUs awarded to Mr. Jacobs for 2012, the Compensation Committee believes it has struck the right balance between paying for performance, on the one hand, and the desire to keep Mr. Jacobs focused on the Company’s overall performance and continued growth and success.

Mr. Bhutani. In evaluating annual incentive compensation for Mr. Bhutani, the Compensation Committee and Mr. Jacobs considered his consistent leadership and high level of performance as the Chief Executive Officer of LAM and the overall success of the Asset Management business in 2012, including the achievements described under “2012 Business Performance Highlights” above. The Compensation Committee and Mr. Jacobs reviewed Mr. Bhutani’s role in the Company, his positioning on an internal pay equity scale vis-à-vis other managing directors within the Asset Management business, specifically, and the Company, in general, and the competitive compensation practices at the other firms. The Compensation Committee approved the following incentive compensation for Mr. Bhutani for his performance in 2012: Mr. Bhutani received a cash bonus of $3.01 million (a portion of which was paid in December 2012 based on estimates of Company and individual performance), a deferred cash award valued at $940,000, a PRSU award valued at $3.133 million (based on the achievement of performance goals at the target level) and an LFI award valued at $1.567 million. Together, the deferred cash, PRSUs and LFIs awarded to Mr. Bhutani constituted approximately 60% of his total compensation for 2012. The total performance-based compensation awarded to Mr. Bhutani constituted approximately 92% of his total compensation for 2012.

Mr. Stern. In evaluating annual incentive compensation for Mr. Stern, the Compensation Committee and Mr. Jacobs considered several factors, including the various roles that Mr. Stern performs for the Company. The Compensation Committee and Mr. Jacobs considered Mr. Stern’s myriad responsibilities, his performance as Chief Operating Officer and his contribution to the financial strength of the Company. Mr. Stern maintains a balance between his leadership and administrative responsibilities within the firm, while continuing to cultivate important client relationships. Additional factors that the Compensation Committee and Mr. Jacobs considered included Mr. Stern’s successful conceptualization and implementation of the Company’s cost saving initiatives, Mr. Stern’s effective management of managing directors and senior professionals overseeing various business sectors on a global basis, and the competitive compensation practices at other firms. The Compensation Committee approved the following incentive compensation for Mr. Stern for his performance in 2012: Mr. Stern received a cash bonus of $1.118 million, a PRSU award valued at $2.025 million (based on the achievement of performance goals at the target level) and an RSU award valued at $607,500. The PRSUs and RSUs awarded to Mr. Stern constituted approximately 45% and 14%, respectively, and collectively constituted approximately 59%, of Mr. Stern’s total compensation for 2012. The total performance-based compensation awarded to Mr. Stern constituted approximately 83% of his total compensation for 2012.

Messrs. Bucaille and Hoffman. In evaluating incentive compensation for Messrs. Bucaille and Hoffman, the Compensation Committee and Mr. Jacobs considered that each provides significant leadership to the Company in his role as Chief Financial Officer and General Counsel, respectively. Mr. Bucaille has worldwide responsibility for corporate finance and accounting at the Company, while continuing to maintain important client relationships cultivated prior to becoming Chief Financial Officer. Mr. Hoffman has worldwide responsibility for legal and compliance, and also oversees internal audit and global communications.

The Compensation Committee and Mr. Jacobs further considered that both executives have been tasked with primary responsibility for establishing and implementing uniform internal policies within the Company, so that other members of senior management can focus on building the Lazard franchise and cultivating client relationships. With respect to Mr. Bucaille, the Compensation Committee and Mr. Jacobs discussed his contribution to the overall strength of the Company as well as his dedication in connection with his responsibilities as Chief Financial Officer. With respect to Mr. Hoffman, the Compensation Committee and Mr. Jacobs discussed his wide-ranging responsibility for overseeing worldwide legal and compliance operations during a period of continuing legal and regulatory reform, as well as his diverse responsibilities for overseeing internal audit, global communications and legislative and regulatory affairs. Mr. Jacobs noted that Mr. Hoffman was a key contributor to the collective management team, providing leadership, advice and guidance to him, as CEO, and to the Compensation Committee, and Mr. Jacobs further noted that Mr. Hoffman also provides such advice and guidance to the Board of Directors.

Based on Mr. Jacobs’ recommendation, the Compensation Committee approved the following incentive compensation for each of Mr. Bucaille and Mr. Hoffman for their performance in 2012: Mr. Bucaille received a cash bonus of $727,500, a PRSU award valued at $1.44 million (based on the achievement of performance goals at the target level) and an RSU award valued at $282,500; Mr. Hoffman received a cash bonus of $757,500, a PRSU award valued at $1.49 million (based on the achievement of performance goals at the target level) and an

RSU award valued at $307,500. The PRSUs and RSUs awarded to Messrs. Bucaille and Hoffman constituted approximately 54% of their total compensation for 2012. The total performance-based compensation awarded to Messrs. Bucaille and Hoffman constituted approximately 77% of their total compensation for 2012.

The following table shows the base salary and incentive compensation paid to our NEOs for their performance in 2012 in the manner it was considered by the Compensation Committee. This presentation differs from that contained in the Summary Compensation Table for 2012 in the following respects:

•

by showing the full grant date value of the PRSUs (assuming payout at the target level), RSUs and LFIs granted on March 12, 2013, which related to 2012 performance but are not reflected in the Summary Compensation Table for 2012 because they were granted after the end of our 2012 fiscal year;

•	by excluding the full grant date value of the RSUs and LFIs granted on February 10, 2012, which are included in the Summary Compensation Table for 2012, as they related to 2011 performance;

•	by excluding the “Change in Pension Value” and “All Other Compensation” columns for each year, because they are not tied to the NEO’s performance for the applicable year; and

•

by presenting $940,000 of Mr. Bhutani’s 2012 bonus as a deferred cash award, since this award was not paid in February 2013 at the same time as our regular bonuses, but will be paid in May 2013, contingent on Mr. Bhutani’s continued employment until the payment date.

A similar methodology has been applied to reflect 2011 and 2010 compensation, which was included for each NEO in order to provide a basis for comparison. In addition, for 2011, we exclude the full grant date value of the special, long-term retention award of 71,085 RSUs granted to Mr. Bucaille on March 25, 2011 with a grant date value of $3.1 million that are scheduled to vest in full on March 1, 2019, since these RSUs were not a part of Mr. Bucaille’s regular incentive compensation for 2011.

			Performance-Based Incentive Compensation
	Year	Salary	Annual Cash Bonus	Deferred Cash Awards	RSU Awards	Target PRSU Awards	Lazard Fund Interest Awards	Total Compensation
Kenneth M. Jacobs	2012	$900,000	$2,500,000	—	—	$5,100,000	—	$8,500,000
	2011	$900,000	$2,680,000	—	$5,370,000	—	—	$8,950,000
	2010	$900,000	$5,100,000	—	$8,800,000	—	—	$14,800,000

Matthieu Bucaille	2012	$750,000	$727,500	—	$282,500	$1,440,000	—	$3,200,000
	2011	$750,000	$617,500	—	$2,032,500	—	—	$3,400,000

Ashish Bhutani	2012	$750,000	$3,010,000	$940,000	—	$3,133,333	$1,566,667	$9,400,000
	2011	$750,000	$3,210,000	$990,000	$3,172,500	—	$1,777,500	$9,900,000
	2010	$750,000	$6,250,000	—	$5,175,000	—	$1,825,000	$14,000,000

Scott D. Hoffman	2012	$750,000	$757,500	—	$307,500	$1,485,000	—	$3,300,000
	2011	$750,000	$817,500	—	$1,932,500	—	—	$3,500,000
	2010	$750,000	$1,500,000	—	$2,250,000	—	—	$4,500,000

Alexander F. Stern	2012	$750,000	$1,117,500	—	$607,500	$2,025,000	—	$4,500,000
	2011	$750,000	$1,192,500	—	$2,807,500	—	—	$4,750,000
	2010	$750,000	$2,500,000	—	$3,250,000	—	—	$6,500,000

Perquisites. In 2012, each of our NEOs, other than Mr. Bucaille, received less than $32,000 in perquisite compensation. Our NEOs are entitled to receive the same perquisite compensation provided to all of our U.S. managing directors as a group, including (i) the payment by the Company of a portion of the health insurance premiums for each of our U.S. managing directors on the same basis that it does for all U.S. employees and

(ii) being the named beneficiaries of a Company-provided life insurance and excess liability insurance policy and long-term disability insurance. None of our U.S. managing directors receive any matching contributions from the Company on their personal contributions to the Company’s 401(k) plan. Each of our U.S. managing directors is entitled to have his year-end personal tax returns prepared by our tax department. Messrs. Jacobs, Bucaille, Hoffman and Stern have availed themselves of this benefit. This perquisite has been a historical practice of the firm, and is provided due to the complexity involved in preparing such tax returns as the Company continues to be viewed as a partnership for U.S. tax purposes.

Pursuant to his retention agreement with the Company, Mr. Bucaille is also entitled to reimbursement of up to $10,000 per month on his residence in the New York City area, as well as reimbursement of private school tuition for each of his children under the age of 18 years old. These additional benefits are provided to Mr. Bucaille in connection with the relocation of his family from France to the United States in order to serve as our Chief Financial Officer, and in recognition of the educational needs of his children, whose native language is French. The Compensation Committee determined this was appropriate in order to minimize the disruption of Mr. Bucaille’s family life and reduce distractions as a result of his relocation, thereby allowing him to focus on his duties as Chief Financial Officer. Mr. Bucaille is additionally entitled to a tax gross-up for any such reimbursement he receives. The aggregate value of these benefits in 2012 was $347,327.

Post-Employment Benefits. Each of Messrs. Jacobs, Hoffman and Stern has an accrued benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan, a qualified defined-benefit pension plan, and Messrs. Hoffman and Stern have accrued additional benefits under a related supplemental defined-benefit pension plan. In each case, these benefits accrued prior to the applicable NEO becoming a managing director of the Company. Benefit accruals under both of these plans were frozen for all participants effective January 31, 2005, and our NEOs will not accrue any additional benefits. For additional information regarding benefits accrued by or payable to Messrs. Jacobs, Hoffman and Stern under these plans as of December 31, 2012, see “Pension Benefits” below.

The retention agreement with each of our NEOs provides for certain severance benefits in the event of a termination of employment by the Company other than for “cause” or by the NEO for “good reason” (we refer to these as a “qualifying termination”) prior to March 31, 2016 or the date that is at least two years following a “change in control”. We provide for such severance payments on the condition that for specified periods the departed NEO does not compete with the Company, solicit the Company’s clients or employees or take other actions that may harm the Company’s business, and, in the case of a severance incurred prior to a “change in control”, that the NEO timely deliver an irrevocable waiver and release of claims in favor of the Company. The events giving rise to a severance payment, as well as the amount of the payments under the retention agreements, were negotiated terms and based on common industry practice. See “Retention Agreements with Our NEOs—Payments and Benefits Upon Certain Terminations of Service”; see also “Potential Payments Upon Termination or Change in Control” for an estimate of potential payouts under each scenario, which, in the case of Messrs. Bhutani, Bucaille, Hoffman and Stern, assume potential payouts under the retention agreements in effect as of December 31, 2012 (without regard to the amendments to such agreements made in March 2013).

In general, unvested PRSUs, RSUs, restricted stock, LFIs and similar awards are forfeited by our NEOs upon termination of employment, except in limited cases such as death, disability, a termination by the Company other than for “cause” (which, for purposes of these awards, includes a resignation for “good reason”) or a qualifying retirement pursuant to Lazard Ltd’s RSU Retirement Policy. See “RSU Retirement Policy.” For RSUs, restricted stock and LFIs granted to our NEOs in 2012 and earlier, in the event of a “change in control”, any such unvested RSUs and LFIs will automatically vest. Lazard Ltd has adopted “double-trigger” vesting for awards granted to our NEOs in 2013 and later, including the PRSUs.

Risks Related to Compensation Policies. In keeping with our risk management framework, we consider risks not only in the abstract, but also risks that might hinder the achievement of a particular objective. We have identified two primary risks relating to compensation: that compensation will be insufficient to retain talented individuals and that compensation strategies might result in unintended incentives. To combat the first risk, as noted above, the compensation of employees throughout the Company is reviewed against comparative compensation data, permitting us to set compensation levels that we believe contribute to low rates of employee attrition. Further, long-term incentive compensation (including PRSUs, RSUs, restricted stock and LFIs) awarded to our NEOs, managing directors and other senior professionals are generally subject to long-term vesting periods. We believe both the levels of compensation and the structure of the PRSU, RSU, restricted stock and LFI awards have had the effect of retaining our NEOs and other key personnel.

With respect to the second risk, our Company-wide year-end discretionary compensation program is designed to reflect the performance of the Company, the performance of the division in which the employee works and the performance of the individual employee, and is designed to discourage excessive risk taking. For example, paying a significant portion of our year-end compensation in the form of long-term incentive compensation (including PRSUs, RSUs, restricted stock and LFIs) with long-term vesting periods makes or will make each of our NEOs, managing directors and other senior professionals sensitive to long-term risk outcomes, as the value of their awards increase or decrease with the performance of the Company, in the case of PRSUs, the price of Class A common stock, in the case of RSUs, restricted stock and PRSUs, and the performance of funds managed by our Asset Management business, in the case of LFIs. Further, performance criteria for some of the Asset Management executives now include Company-wide risk management practices (some relating to mitigating certain of Asset Management’s key risks, and some relating to oversight of the “ordinary course” risks to which our Asset Management business is subject). In addition, PRSU performance criteria include adjustments for revenue volatility in recognition of our belief that more volatile growth is less valuable to our equityholders. We believe these criteria will provide our employees additional incentives to prudently manage the wide range of risks inherent in the Company’s business. We are not aware of any employee behavior motivated by our compensation policies and practices that creates increased risks for equityholders or our clients.

Based on the foregoing, we do not believe that our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company.

Conclusion

Our compensation programs are designed to permit the Company to provide our NEOs, managing directors and other senior professionals with total compensation that is linked to our performance and reinforces the alignment of NEO, employee and shareholder interests. At the same time, it is intended to provide us with sufficient flexibility to assure that such compensation is appropriate to retain and attract employees who are vital to the continued success of the Company and to drive outstanding individual and institutional performance. We believe our compensation programs met these objectives in 2012.

Compensation Committee Report

Lazard Ltd’s Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Philip A. Laskawy (Chair), Steven J. Heyer, Sylvia Jay and Michael J. Turner

Compensation Discussion & Analysis Endnotes

(1)	Operating revenue, awarded compensation expense and adjusted non-compensation expense are non-GAAP measures. For a description of how to calculate each of them with respect to the Company and a reconciliation between each of them and the respective comparable GAAP financial measure, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations”.

(2)	Lazard Ltd’s operating margin based on awarded compensation is defined as operating revenue ($1,971 million in 2012), minus awarded compensation expense ($1,171 million in 2012), minus adjusted non-compensation expense ($421 million in 2012), divided by operating revenue. For a description of how to calculate these non-GAAP measures with respect to the Company and a reconciliation between each of them and the respective comparable GAAP financial measure, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations”.

(3)	We calculate Lazard Ltd’s return of capital during 2012 by reference to the following: (i) Lazard Ltd paid $140 million to shareholders in dividends, which included both a special dividend and an accelerated dividend; (ii) Lazard Ltd repurchased 12.8 million shares of Class A common stock for $355 million, at an average price of $27.66 per share; and (iii) Lazard Ltd satisfied employee tax obligations of $45 million in cash in lieu of share issuance upon vesting of equity grants. Approximately 4.5 million shares of the share repurchases, at a cost of $120 million, served to directly offset the expected potential dilution upon vesting from 2011 year-end equity-based compensation awards.

(4)	We calculate Lazard Ltd’s total shareholder return, or TSR, by measuring the closing price of Class A common stock as of December 31 of the final year of the measurement period against the closing price of Class A common stock as of December 31 of the year preceding the measurement period, plus the amount of dividends paid on Class A common stock during the performance period. For the period ending on December 31, 2012, the mean and median 1-year TSRs for the peer group were 24% and 22%, respectively. The peer group for purposes of our TSR calculations is described under “Compensation for Each of Our NEOs in 2012”.

Compensation of Executive Officers

Summary Compensation Table

The following table contains information with respect to our NEOs. We believe that the better way to view this information is as set forth under “Compensation Discussion and Analysis—Compensation for Each of Our NEOs in 2012,” as the information set forth below:

•	includes in 2012 compensation RSUs and, in the case of Mr. Bhutani, LFIs that relate to 2011 performance, which were awarded on February 10, 2012;

•	does not include in 2012 compensation PRSUs, RSUs and LFIs that relate to 2012 performance, which were awarded on March 12, 2013; and

•

includes in 2011 compensation the full grant date value of the special, long-term retention award of 71,085 RSUs granted to Mr. Bucaille on March 25, 2011 with a grant date value of $3.1 million that are scheduled to vest in full on March 1, 2019.

The information with respect to 2011 and 2010 compensation includes RSUs and LFIs, as applicable, granted in the relevant calendar year, which related to the previous year’s performance, and does not include RSUs and LFIs, as applicable, granted with respect to the relevant calendar year’s performance.

Name and Principal Position	Year	Salary	Bonus		Stock Awards		Change in Pension Value and Nonqualified Deferred Compensation Earnings (c)	All Other Compensation (d)	Total
Kenneth M. Jacobs	2012	$900,000	$2,500,000		$5,370,000	(a)	$7,606	$31,283	$8,808,889
Chairman and Chief	2011	$900,000	$2,680,000		$8,800,000		$10,318	$31,686	$12,422,004
Executive Officer	2010	$900,000	$5,100,000		$3,750,000		$4,639	$57,597	$9,812,236

Matthieu Bucaille	2012	$750,000	$727,500		$2,032,500	(a)	—	$387,090	$3,897,090
Chief Financial Officer	2011	$750,000	$617,500		$5,052,500	(b)	—	$692,316	$7,112,316

Ashish Bhutani	2012	$750,000	$3,950,000	(e)	$4,950,000	(a)	—	$12,023	$9,662,023
Chief Executive Officer	2011	$750,000	$4,200,000	(e)	$7,000,000	(a)	—	$12,734	$11,962,734
of Lazard Asset	2010	$750,000	$6,250,000		$4,987,500		—	$40,418	$12,027,918
Management

Scott D. Hoffman	2012	$750,000	$757,500		$1,932,500	(a)	$21,911	$21,235	$3,483,146
General Counsel	2011	$750,000	$817,500		$2,250,000		$28,398	$22,648	$3,868,546
	2010	$750,000	$1,500,000		$1,652,500		$12,427	$33,662	$3,948,589

Alexander F. Stern	2012	$750,000	$1,117,500		$2,807,500	(a)	$13,363	$12,810	$4,701,173
Chief Operating Officer	2011	$750,000	$1,192,500		$3,250,000		$17,376	$13,789	$5,223,665
	2010	$750,000	$2,500,000		$1,652,500		$6,940	$22,896	$4,932,336

(a)	Represents RSUs granted to each of our NEOs during fiscal year 2012 that relate to 2011 performance. Represents for Mr. Bhutani both RSUs valued at $3,172,500 and $5,175,000 in 2012 and 2011, respectively, as well as an award of LFIs valued at $1,777,500 and $1,825,000 in 2012 and 2011, respectively, granted in lieu of RSUs. As required under SEC rules for compensation disclosure in proxy statements, the value of the RSUs and LFIs reported in the Summary Compensation Table is based on the grant date fair value of awards in the fiscal year actually granted (rather than in the year to which the executive’s performance relates) and, in the case of RSUs, is computed in accordance with FASB ASC Topic 718, and, in the case of LFIs, is computed based on the fair market value of the interests in the Lazard managed funds as of the date that the applicable LFIs were awarded. See Note 14 of Notes to the Consolidated Financial Statements for a discussion of the assumptions used in the valuation of the RSUs.

(b)	Includes a special long-term retention award granted in 2011 in recognition of Mr. Bucaille’s new duties as Chief Financial Officer and to ensure his long-term dedication to the Company, consisting of RSUs valued at $3.1 million that are scheduled to vest in full on March 1, 2019.

(c)	Represents the aggregate change in actuarial present value of the NEO’s accumulated benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan and, in the case of Messrs. Hoffman and Stern, a related supplemental defined-benefit pension plan.

(d)	For 2012, represents: (i) payment of health insurance premiums in the amount of $10,937 for Mr. Jacobs, $11,443 for Mr. Bucaille and $8,425 for each of Messrs. Bhutani and Hoffman; (ii) life and long-term disability insurance premiums in the amount of $2,690 for Mr. Jacobs, $14,851 for Mr. Bucaille and $2,690 for each of Messrs. Bhutani, Hoffman and Stern; (iii) excess liability insurance premiums in the amount of $908 for each NEO; (iv) tax preparation services in the amount of $16,748 for Mr. Jacobs, $12,561 for Mr. Bucaille and $9,212 for each of Messrs. Hoffman and Stern; and (v) for Mr. Bucaille, a housing reimbursement of $90,000 (together with a related tax gross-up of $68,597) and tuition reimbursement of $107,100 (together with a related tax gross-up of $81,630).

(e)	Includes an award of $940,000 that is considered a deferred cash award and will not be payable until May 2013, contingent upon Mr. Bhutani’s continued employment until the payment date. For 2011, included an award of $990,000 that was considered a deferred cash award, which was paid in May 2012 and was contingent upon Mr. Bhutani’s continued employment until the payment date.

Grants of Plan Based Awards

The following table provides information about RSUs granted to each of our NEOs during fiscal year 2012 that relate to 2011 performance and, for Mr. Bhutani, LFIs granted during fiscal year 2012 that relate to 2011 performance. For information on the grant date fair value of PRSU, RSU and LFI awards made to our NEOs during fiscal year 2013, which relate to 2012 performance, see “Compensation Discussion and Analysis—Compensation for Each of Our NEOs in 2012”.

Named Executive Officer	Grant Date	Number of Restricted Stock Units	Grant Date Fair Value of Restricted Stock Units	Grant Date Fair Value of Lazard Fund Interests
Kenneth M. Jacobs	February 10, 2012	195,985	$5,370,000	—
Matthieu Bucaille	February 10, 2012	74,179	$2,032,500	—
Ashish Bhutani	February 10, 2012	115,785	$3,172,500	$1,777,500
Scott D. Hoffman	February 10, 2012	70,529	$1,932,500	—
Alexander F. Stern	February 10, 2012	102,464	$2,807,500	—

The RSUs included in the table above represent a contingent right to receive an equivalent number of shares of Class A common stock. The RSUs shown in the table that were granted on February 10, 2012 were valued by multiplying the number of RSUs awarded to each NEO by the average closing price-per-share of Class A common stock on the NYSE on the five trading days ending on February 10, 2012 ($27.40). The RSUs granted on February 10, 2012 to each of our NEOs will vest as follows: one-third on March 3, 2014 and two-thirds on March 2, 2015. Each of our NEOs signed an RSU agreement in connection with his award. In general, these agreements provide that unvested RSUs are forfeited on termination of employment, except in limited cases such as death, disability, a termination by the Company other than for “cause” (which, pursuant to the amended NEO retention agreements, will include for these purposes a resignation for “good reason”) or a qualifying retirement pursuant to Lazard Ltd’s RSU Retirement Policy. See “RSU Retirement Policy” below. In the event of a change in control, any unvested but outstanding RSUs granted in 2012 or earlier automatically will vest. Beginning in 2013, Lazard Ltd adopted “double-trigger” vesting for NEO RSU awards in the event of a change in control, such that equity awards granted in 2013 and later generally will not immediately accelerate vesting upon a change in control, but will instead require both a change in control and another event (such as a qualifying termination) in order to vest. All RSUs receive dividend equivalents at the same rate that dividends are paid on shares of Class A common stock. These dividend equivalents are credited in the form of additional RSUs with the same restrictions as the underlying RSUs to which they relate. In addition, the RSU agreements contain standard covenants including, among others, noncompetition and nonsolicitation of our clients and employees.

The LFIs included in the table above represent interests in certain Lazard investment funds. Pursuant to the terms of these awards, a portion of Mr. Bhutani’s incentive compensation is invested in funds managed by LAM. The dollar value of the portion of Mr. Bhutani’s incentive compensation that is invested in such funds is included in the table above. The LFIs granted on February 10, 2012 to Mr. Bhutani will vest as follows: one-third on March 3, 2014 and two-thirds on March 2, 2015. Mr. Bhutani signed an LFI award agreement in connection with his award, which provides that unvested LFIs are forfeited on termination of employment, except in limited cases such as death, disability, a termination by the Company other than for “cause” (which, pursuant to his amended retention agreement, will include for these purposes his resignation for a “good reason”) or a qualifying retirement pursuant to Lazard Ltd’s RSU Retirement Policy. See “RSU Retirement Policy” below. In the event of a change in control, any unvested LFIs granted in 2012 or earlier automatically will vest. Beginning in 2013, Lazard Ltd adopted “double-trigger” vesting for NEO LFI awards in the event of a change in control, such that LFI awards granted in 2013 and later generally will not immediately accelerate vesting upon a change in control, but will instead require both a change in control and another event (such as a qualifying termination) in order to vest. In the event the investment funds in which the LFIs are invested distribute earnings, such earnings are automatically reinvested in additional LFIs, with the same restrictions as the underlying LFIs to which they relate. In addition, Mr. Bhutani’s LFI award agreement contains standard covenants including, among others, noncompetition and nonsolicitation of our clients and employees.

RSU Retirement Policy. Pursuant to Lazard Ltd’s RSU Retirement Policy, outstanding and unvested RSUs (including PRSUs) will vest (and in the case of members of Lazard Group who report income from Lazard Group and its affiliates on Schedule K-1 to Lazard Group’s Federal income tax return, RSUs will be settled in restricted shares of Class A common stock, or restricted stock) as long as (i) the holder is at least 56 years old, (ii) the holder has completed at least five years of service with the Company and (iii) the sum of the holder’s actual age and years of service is at least 70. However, following retirement, the restricted stock granted to the former RSU holders remains subject to all restrictive covenants, including continued compliance with non-compete, non-solicit and other provisions contained in the original RSU award agreement through the original vesting date of the RSUs, notwithstanding any expiration date specified therein. Any dividends payable with respect to the restricted stock are held in escrow until the forfeiture provisions lapse. A recipient of restricted stock is required to make an election under Section 83(b) of the Internal Revenue Code, which subjects him or her to taxation on such restricted stock on the date of grant. With the consent of the compliance department of the Company, a recipient may dispose of up to 50% of the restricted stock granted to him or her to pay such taxes. Pursuant to the LFI award agreements, the RSU Retirement Policy also applies to LFIs.

Bonus Plan

To align employee and equityholder interests, we adopted the 2005 Bonus Plan for purposes of determining annual bonuses for our senior executives. The Compensation Committee has full direct responsibility and authority for determining our CEO’s compensation under the plan. In 2012, the Compensation Committee reviewed and approved the compensation of our NEOs under the plan.

Amounts payable under the plan are allocated from a bonus pool. The actual size of the bonus pool is determined at the end of each fiscal year, taking into account the results of our operations, total equityholder return and/or other measures of our financial performance or of the financial performance of one or more of our subsidiaries or divisions, as well as competitive compensation practices in the financial services industry. A target maximum ratio of aggregate compensation and benefits expense for the year (including annual incentive payments under the plan) to annual revenue or income (or to similar measures of corporate profitability) may also be taken into account. The bonus pool is allocated among the participants in the plan with respect to each fiscal year. This allocation may be made at any time prior to payment of bonuses for such year and may take into account any factors deemed appropriate, including, without limitation, assessments of individual, subsidiary or division performance and input of management.

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

Compensation and Employee Benefits. Mr. Jacobs entered into an amended retention agreement with the Company on October 24, 2012, and each of Messrs. Bhutani, Bucaille, Hoffman and Stern entered into an amended retention agreement with the Company on March 14, 2013.

The term of the amended retention agreements for our NEOs expires on March 31, 2016 or, if later, the second anniversary of a change in control under the 2008 Plan. The retention agreements with our NEOs provide for a minimum annual base salary of $900,000 for Mr. Jacobs; $750,000 for Mr. Bhutani; $750,000 for Mr. Bucaille; $750,000 for Mr. Hoffman; and $750,000 for Mr. Stern. In addition, each of our NEOs is entitled to an annual bonus to be determined under the Lazard Ltd’s applicable annual bonus plan on the same basis as annual bonuses are determined for other executive officers of the Company; provided that, for Mr. Jacobs, any such annual bonus will be paid in cash (up to a total, including Mr. Jacobs’ base salary, of $3 million, subject to any significant change in applicable legal requirements or prevailing market practice at the time of such award), and the amount of such award that exceeds $3 million, if any, will be paid in the form determined by the Compensation Committee; provided further that, in each case, the NEO is employed by the Company at the end of the applicable fiscal year. Subject to the latter foregoing proviso, each of Messrs. Bhutani, Bucaille, Hoffman and Stern is entitled to be paid such bonus in the same ratio of cash to equity or, in the case of Mr. Bhutani, deferred awards, as is generally applicable to other executives.

In addition, the retention agreements with our NEOs provide that each is entitled to participate in employee retirement and welfare benefit plans and programs of the type made available to our most senior executives. The retention agreement with Mr. Bucaille also provides that he is entitled to certain housing and tuition reimbursements.

Payments and Benefits Upon Certain Terminations of Service. Each NEO retention agreement provides for certain severance benefits in the event of a termination by us other than for “cause” or by the NEO for “good reason” (which we refer to below as a “qualifying termination”) prior to the expiration of the retention agreement. Except in the case of a qualifying termination that occurs on or following a change in control, the severance benefits described below are conditioned upon the applicable NEO timely delivering an irrevocable waiver and release of claims in favor of the Company.

In the event of a qualifying termination of an NEO, the executive generally would be entitled to receive in a lump sum: (1) any unpaid base salary accrued through the date of termination; (2) any earned but unpaid bonuses for years completed prior to the date of termination; (3) a pro-rated portion of the average annual bonus (or, to the extent applicable, cash distributions, and including any bonuses paid in the form of equity awards (including LFI awards) based on the grant date value of such equity awards in accordance with our normal valuation methodology) paid or payable to the executive for the Company’s two completed fiscal years immediately preceding the fiscal year in which the termination occurs; and (4) a severance payment in the following amount: two times (in the case of Mr. Bhutani, so long as his qualifying termination occurs on or following a change in control pursuant to which Lazard Ltd is acquired by an entity that has an asset management business, and one times in all other cases) the sum of such NEO’s base salary and average annual bonus (not pro-rated) described in clause (3). The pro-rated portion of the average annual bonus described in clause (3) of the immediately preceding payment is also payable in the event of a termination due to death or disability. Upon a qualifying termination, each NEO and his eligible dependents would generally continue to be eligible to participate in the Company’s medical and dental benefit plans, on the same basis as in effect immediately prior to the date of termination (which currently requires the NEO to pay a portion of the premiums) for two years (in the case of Mr. Bhutani, so long as his qualifying termination occurs on or following a change in control pursuant to which Lazard Ltd is acquired by an entity that has an asset management business, and one year in all other cases) following such termination. The period of such medical and dental benefits continuation would generally be credited towards the NEO’s credited age and service for the purpose of our retiree medical program.

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

In addition, Mr. Jacobs is entitled, subject to his continued employment with the Company, to the fringe benefits and perquisites to which he was entitled as of October 24, 2012. In addition, pursuant to the terms of the amended NEO retention agreements, a resignation by an NEO for good reason will be treated as a termination by the Company without cause for purposes of all of his equity awards outstanding at the time of such resignation.

Noncompetition and Nonsolicitation of Clients. While providing services to the Company and during the three-month period following termination of the NEO’s services (one-month period in the event of such a termination by us without cause or by the NEO for good reason), the NEO may not:

•

provide services or perform activities in a line of business that is similar to any line of business in which the NEO provided services to us in a capacity that is similar to the capacity in which the NEO acted for us while providing services to us (“competing activity”) for any business or business unit that engages in any activity, or owns or controls a significant interest in any entity that engages in any activity, that competes with any activity in which we are engaged up to and including the date of termination of employment (a “competitive enterprise”);

•	acquire an ownership or voting interest of more than 5% in any competitive enterprise; or

•

solicit any of our clients on behalf of a competitive enterprise or reduce or refrain from doing business with us in connection with the performance of services that would be competing activities, or otherwise interfere with or damage (or attempt such acts in respect of) any client’s relationship with us.

Nonsolicitation of Employees. While providing services to us and during the six-month period following termination of the NEO’s services, the NEO may not, directly or indirectly, in any manner, solicit or hire any of our officers, agents or employees at the associate level or above to apply for, or accept employment with, any competitive enterprise, or otherwise interfere with any such officer’s, agent’s or employee’s relationship with us.

Transfer of Client Relationships, Nondisparagement and Notice Period Restrictions. The NEO is required, upon termination of his services to us and during the 90-day period following termination, to take all actions and do all things reasonably requested by us to maintain for us the business, goodwill and business relationships with our clients with which he worked; provided that such actions and things do not materially interfere with other employment or professional activities of the NEO. In addition, while providing services to us and thereafter, the NEO generally may not disparage us and the Company generally may not disparage him, and before and during the three-month notice period prior to termination, the NEO is prohibited from entering into a written agreement to perform competing activities for a competitive enterprise.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table provides information about the number and value of RSUs and restricted stock held by our NEOs as of December 31, 2012. The market value of the RSUs and restricted stock was calculated based on the closing price of Class A common stock on the NYSE on December 31, 2012 ($29.84). The table does not include PRSU and RSU awards that relate to 2012 performance, which were granted in March 2013.

Named Executive Officer	Number of Shares of Restricted Stock and Restricted Stock Units That Have Not Vested (1)	Market Value of Restricted Stock and Restricted Stock Units That Have Not Vested
Kenneth M. Jacobs	560,647	$16,729,706
Matthieu Bucaille (2)	225,179	$6,719,341
Ashish Bhutani	443,793	$13,242,782
Scott D. Hoffman	187,080	$5,582,467
Alexander F. Stern	242,550	$7,237,692

(1)	RSU awards are typically granted to our NEOs in February of each year under the 2005 Plan or the 2008 Plan, and relate to the prior year’s performance. The scheduled vesting dates for outstanding RSU awards granted to each of our NEOs are as follows: (i) RSUs granted on February 10, 2012 will vest one-third on March 3, 2014 and two-thirds on March 2, 2015; (ii) RSUs granted on February 10, 2011 (and restricted stock for which such RSUs were exchanged) vested one-third on March 1, 2013 and will vest two-thirds on March 3, 2014; (iii) RSUs (and, in the case of Mr. Bucaille, restricted stock) granted on February 11, 2010 (and restricted stock for which such RSUs were exchanged) vested one-third on March 1, 2012 and two-thirds on March 1, 2013; and (iv) RSUs granted on February 10, 2009 (and restricted stock for which such RSUs were exchanged) vested on March 1, 2013. See Note 14 of Notes to the Consolidated Financial Statements for a discussion of the Company’s exchange of RSUs for shares of restricted stock in December 2012.

(2)	Mr. Bucaille received a special RSU award in 2011 that will vest on March 1, 2019.

Stock Vested

The following table sets forth certain information concerning RSUs held by our NEOs that vested in 2012. The value realized on vesting was calculated based on the closing price of Class A common stock on the NYSE on the date immediately preceding the vesting date.

Named Executive Officer	Number of Shares Acquired on Vesting	Value Realized on Vesting
Kenneth M. Jacobs	35,280	$1,074,629
Matthieu Bucaille	31,280	$952,789
Ashish Bhutani	46,922	$1,429,244
Scott D. Hoffman	15,548	$473,592
Alexander F. Stern	15,548	$473,592

Pension Benefits

U.S. Defined Benefit Pension Plans. The following table provides information with respect to the Lazard Frères & Co. LLC Employees’ Pension Plan, a qualified defined-benefit pension plan, and a related supplemental defined-benefit pension plan. Each of Messrs. Jacobs, Hoffman and Stern has an accrued benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan, and Messrs. Hoffman and Stern have accrued additional benefits under the related supplemental defined-benefit pension plan. The annual benefit under such plans, payable as a single life annuity commencing at age 65, would be $6,444 for Mr. Jacobs, $18,840 for Mr. Hoffman and $12,420 for Mr. Stern. Under the terms of the supplemental defined-benefit pension plan, the benefits are only payable in a single lump sum payment. These benefits accrued in each case prior to the date the applicable NEO became a managing director of the Company. Benefit accruals under both of these plans were frozen for all participants effective January 31, 2005. For a discussion of the valuation method and all material assumptions applied in quantifying the present value of the current accrued benefit, see Note 15 of Notes to Consolidated Financial Statements. Messrs. Bhutani and Bucaille do not participate in any of these plans.

Named Executive Officer	Plan Name	Number of Years of Credited Service (1)	Present Value of Accumulated Benefit ($) (2)	Payments During Last Fiscal Year ($)
Kenneth M. Jacobs	Lazard Frères & Co. LLC Employees’ Pension Plan	3	$53,903	$0

Scott D. Hoffman	Lazard Frères & Co. LLC Employees’ Pension Plan	5	$77,532	$0
	Supplemental Defined- Benefit Pension Plan	5	$59,184	$0

Alexander F. Stern	Lazard Frères & Co. LLC Employees’ Pension Plan	6	$71,561	$0
	Supplemental Defined- Benefit Pension Plan	6	$3,796	$0

(1)	Mr. Jacobs has been employed by the Company for 25 years, Mr. Hoffman 19 years and Mr. Stern 19 years. Mr. Jacobs became a managing director of the Company in 1991, Mr. Hoffman in 1999 and Mr. Stern in 2002, at which point they ceased accruing benefits under these plans.

(2)	In calculating the present value of accumulated benefits outlined above, Messrs. Jacobs, Hoffman and Stern are assumed to live to age 65 and subsequently retire. They are also assumed to choose the single life annuity form of benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan and the lump sum form of benefit under the Supplemental Defined-Benefit Pension Plan (for Messrs. Hoffman and Stern only). The interest rate and mortality rate used to determine the Employees’ Pension Plan present value is 4.05% for all years and the RP-2000 Mortality Table (with 20 years improvement) after retirement only. The Supplemental Defined-Benefit Pension Plan assumes that the annuity benefit will be converted to a lump sum at age 65 using a 4.05% interest rate and the mortality outlined in IRS Notice 2008-85 applicable for lump sum payments (projected to the year the participant attains age 65 using Scale AA). A 4.05% discount rate is used to determine the present value of this single payment at age 65 at December 31, 2012.

Potential Payments Upon Termination or Change in Control

As described above, each of our NEOs has entered into a retention agreement with the Company that provides for certain severance benefits in the event of a termination by us other than for “cause” or by such NEO for “good reason” prior to the expiration of such retention agreement. Except for Mr. Jacobs, with whom we entered into an amended retention agreement in 2012, we entered into amended retention agreements with each of our NEOs in March 2013. For purposes of the following table, and in accordance with the SEC requirement to reflect potential payments assuming a termination event or change in control as of December 31, 2012 under the arrangements in place as of such date, the discussion and table below reflect for Messrs. Bhutani, Bucaille, Hoffman and Stern the terms and corresponding payouts of their retention agreements as they existed prior to the amendment (without regard to the changes effected in their respective amended retention agreements).

Each of our NEOs has received RSUs and restricted stock pursuant to the 2005 Plan or the 2008 Plan, and Mr. Bhutani has received LFIs. Lazard Ltd has eliminated “single-trigger” vesting generally for NEO awards granted in 2013 or later; however, in the event of a change in control, all RSUs and restricted stock granted in 2012 or earlier under the 2005 Plan or the 2008 Plan, and all LFIs granted in 2012 or earlier, will automatically vest.

The following table shows the potential payments that would have been made by the Company and Lazard Ltd to each of our NEOs assuming that such NEO’s employment with the Company terminated, or a change in control occurred (in Mr. Bhutani’s case, a change in control pursuant to which Lazard Ltd is acquired by an entity that has an asset management business), on December 31, 2012 under the circumstances outlined in the table. As a result, the PRSU, RSU and LFI awards granted in March 2013 (which relate to 2012 performance) are not reflected in the table. For purposes of this table, the price of Class A common stock is assumed to be $29.84, which was the closing price on December 31, 2012.

For Messrs. Bhutani, Bucaille, Hoffman and Stern, the level of the severance benefits reflected in the table depends on whether the applicable termination occurs prior to or on or following a change in control, which, in the case of Mr. Bhutani, must be a change in control pursuant to which Lazard Ltd is acquired by an entity that has an asset management business. In addition, for Messrs. Bucaille, Hoffman and Stern, the table below reflects excise tax gross-up payments under certain circumstances and does not reflect equity vesting upon a resignation for “good reason” prior to a change in control. As discussed above under “Amended NEO Retention Agreements” and “Retention Agreements with our NEOs”, these excise tax gross-up payments were eliminated from, and change in control severance payments were reduced in, their retention agreements on March 14, 2013.

	Prior to a Change in Control			On or After a Change in Control
Named Executive Officer	Death or Disability	Involuntary Termination without “Cause”	Resignation for “Good Reason”	No Termination of Employment	Death or Disability	Involuntary Termination without “Cause” or Resignation for “Good Reason”
Kenneth M. Jacobs
Severance Payment (1)	—	$23,750,000	$23,750,000	—	—	$23,750,000
RSU and Restricted Stock Vesting (2) (3)	$16,729,706	$16,729,706	$16,729,706	$16,729,706	$16,729,706	$16,729,706
Pro-rata Annual Incentive Payment (4)	$10,975,000	$10,975,000	$10,975,000	—	$10,975,000	$10,975,000
Excise Tax Gross-up Payment (5)	—	—	—	—	—	—
Salary in Lieu of Notice (7)	—	$225,000	—	—	—	$225,000
Matthieu Bucaille
Severance Payment (1)	—	$7,684,612	$7,684,612	—	—	$11,526,918
RSU and Restricted Stock Vesting (2) (3)	$6,719,341	$6,719,341	—	$6,719,341	$6,719,341	$6,719,341
Pro-rata Annual Incentive Payment (4)	$3,092,306	$3,092,306	$3,092,306	—	$3,092,306	$3,092,306
Excise Tax Gross-up Payment (5)	—	—	—	—	—	$8,806,352
Salary in Lieu of Notice (7)	—	$187,500	—	—	—	$187,500
Ashish Bhutani
Severance Payment (1)	—	$11,950,000	$11,950,000	—	—	$35,850,000
RSU and Lazard Fund Interest Vesting (2) (3) (6)	$17,106,359	$17,106,359	—	$17,106,359	$17,106,359	$17,106,359
Pro-rata Annual Incentive Payment (4)	$11,200,000	$11,200,000	$11,200,000	—	$11,200,000	$11,200,000
Excise Tax Gross-up Payment (5)	—	—	—	—	—	—
Salary in Lieu of Notice (7)	—	$187,500	—	—	—	$187,500
Scott D. Hoffman
Severance Payment (1)	—	$8,000,000	$8,000,000	—	—	$12,000,000
RSU and Restricted Stock Vesting (2) (3)	$5,582,467	$5,582,467	—	$5,582,467	$5,582,467	$5,582,467
Pro-rata Annual Incentive Payment (4)	$3,250,000	$3,250,000	$3,250,000	—	$3,250,000	$3,250,000
Excise Tax Gross-up Payment (5)	—	—	—	—	—	$7,956,932
Salary in Lieu of Notice (7)	—	$187,500	—	—	—	$187,500
Alexander F. Stern
Severance Payment (1)	—	$11,250,000	$11,250,000	—	—	$16,875,000
RSU and Restricted Stock Vesting (2) (3)	$7,237,692	$7,237,692	—	$7,237,692	$7,237,692	$7,237,692
Pro-rata Annual Incentive Payment (4)	$4,875,000	$4,875,000	$4,875,000	—	$4,875,000	$4,875,000
Excise Tax Gross-up Payment (5)	—	—	—	—	—	$10,914,393
Salary in Lieu of Notice (7)	—	$187,500	—	—	—	$187,500

(1)	In addition to the severance payments listed, each of our NEOs was entitled to receive between one and three years of medical and dental coverage following termination under the retention agreements as in effect on December 31, 2012. However, amounts relative to this benefit are immaterial and have not been included in the table.

(2)	Valuation of all RSU and restricted stock awards is based upon the full value underlying Class A common stock at the close of business on December 31, 2012, without taking into account any discount for the present value of such awards. Upon a change in control, all RSU and restricted stock awards granted in 2012 or earlier immediately vest in full. As noted above, beginning in 2013, Lazard Ltd adopted “double-trigger” vesting for NEO awards in the event of a change in control, such that NEO equity awards granted in 2013 and later generally will not immediately accelerate upon a change in control, but will instead require both a change in control and another event (such as a qualifying termination) in order to vest.

(3)	Upon death, all RSU awards vest upon the earlier of 30 days or the scheduled vesting date, and all restricted stock awards will immediately vest. Upon disability, or a termination without “cause” (or, for Mr. Jacobs, resignation for “good reason”), the NEOs, other than Mr. Bhutani, may be immediately taxed on 100% of the shares underlying the RSUs. Accordingly, 50% of the shares underlying the RSUs will be delivered to the executive immediately upon termination to allow payment of taxes, and the remaining 50% will be delivered on the original vesting dates, provided that the executive does not violate his restrictive covenants. Upon disability, or a termination without “cause”, RSU awards held by Mr. Bhutani will continue to vest on the scheduled vesting dates. The scheduled vesting dates for outstanding RSU and restricted stock awards are set forth in Footnote (1) to the “Outstanding Equity Awards at 2012 Fiscal Year-End” table above.

(4)	Under the terms of the 2005 Bonus Plan, upon death or disability, each NEO may receive a pro-rated portion of the annual incentive compensation that he would have received in the absence of such termination. Assuming a December 31, 2012 death or disability, all NEOs were assumed to have received their full incentive compensation award for 2012 (annual cash bonus plus value of RSU award and, in the case of Mr. Bhutani, LFI award and deferred cash award).

Pursuant to their retention agreements as in effect on December 31, 2012, in the event of an involuntary termination without “cause” or resignation for “good reason” (and, for Mr. Jacobs, upon termination due to death or disability), each NEO is entitled to a pro-rated portion of the average annual bonus (or, to the extent applicable, cash distributions, and including any bonuses paid in the form of equity awards based on the grant date value of such equity awards in accordance with our normal valuation methodology) paid or payable to the executive for the Company’s two completed fiscal years immediately preceding the fiscal year in which the termination occurs.

(5)	Amounts represent the amount needed as of December 31, 2012 to pay each NEO (other than Mr. Jacobs, who was no longer entitled to an excise tax gross-up under his amended agreement and for whom a reduction of benefits was not necessary, and Mr. Bhutani, who was not entitled to an excise tax gross-up under his retention agreement) in order to provide him with a gross-up for his excise tax obligations under Section 4999 of the Code, which imposes an excise tax on certain payments made in connection with a change in control, and any additional tax cost related to the gross-up payment, assuming that a change in control and a termination of employment by the Company without “cause” occurred on December 31, 2012. The retention agreements with Messrs. Bucaille, Hoffman and Stern were all amended on March 14, 2013 to, among other things, no longer provide for such an excise tax gross-up. Amounts were determined in accordance with Section 280G of the Code and the regulations issued thereunder, assuming a regular income tax rate ranging from 42.18% to 44.70% based on each applicable NEO’s work location and personal residence, each NEO’s compensation for the period from 2007-2011 and an interest rate of 0.24% for most payments, but for payments that were, pursuant to their original terms, payable in (i) greater than 3 years but less than 9 years, a rate of 0.95% and (ii) greater than 9 years, a rate of 2.40%.

(6)	Upon death and, with respect to awards granted in 2012 or earlier, upon a change in control, all LFIs will immediately vest. As noted above, beginning in 2013, Lazard Ltd adopted “double-trigger” vesting for NEO awards in the event of a change in control, such that LFI awards granted to our NEOs in 2013 and later generally will not immediately accelerate upon a change in control, but will instead require both a change in control and another event (such as a qualifying termination) in order to vest. Upon disability, or a termination without “cause”, the executive may be immediately taxed on 100% of the LFIs. Accordingly, 50% of the LFIs may be sold, and the remaining 50% will remain subject to restrictive covenants through a limited period.

(7)	Under the retention agreements as in effect on December 31, 2012, each of the NEOs is entitled to 3 months’ notice (or, if the Company elects, base salary in lieu of such notice period) following a termination by the Company other than for cause, death or disability. In addition, for Mr. Jacobs, this notice period or salary in lieu thereof applies upon a resignation for good reason solely due to a failure by the Company to continue, following the expiration of the retention agreement, Mr. Jacobs’ employment as Chief Executive Officer and Chairman pursuant to an agreement having terms and conditions that are reasonable and customary at the time of such expiration, except in the event that Mr. Jacobs rejects an offer of continued employment consistent with the foregoing.

If an NEO had voluntarily resigned from the Company on December 31, 2012 without “good reason” or was terminated by the Company for cause, he would not have been entitled to receive any severance payments from the Company, and any unvested RSUs, restricted stock and LFIs would have been forfeited.

With respect to a termination for “cause” of an NEO under the retention agreements as in effect on December 31, 2012, the term “cause” generally means: (i) conviction of, or a guilty plea or plea of nolo contendere (or non-U.S. equivalent) to, a felony, or of any other crime that legally prohibits the NEO from working for the Company; (ii) a breach of a regulatory rule that materially adversely affects the NEO’s ability to perform his duties for the Company; (iii) willful and deliberate failure on the part of the NEO (A) to perform his employment duties in any material respect or (B) to follow specific reasonable directions received from the Company (or, for Mr. Jacobs, from Lazard Ltd’s Board of Directors); or (iv) a breach of the covenants contained in the retention agreements that is (individually or combined with other such breaches) demonstrably and materially injurious to the Company or any of its affiliates. Notwithstanding the foregoing, (1) with respect to the events described in clauses (ii) and (iii)(A) of the prior sentence, the NEO’s acts or failure to act generally shall not constitute cause to the extent taken (or not taken) based upon, in the case of our NEOs other than Mr. Jacobs, the direct instructions of Lazard Ltd’s Board of Directors and, in the case of Mr. Jacobs, the direct instructions of Lazard Ltd’s Board of Directors or upon the direct advice of counsel to the Company; (2) for Mr. Jacobs, no act or failure to act will be considered “willful” unless it is done (or omitted to be done) by Mr. Jacobs in bad faith or without reasonable belief that his action or omission was in the best interests of the Company; (3) clause (iii) of the prior sentence will not apply to any failure by Mr. Jacobs resulting from incapacity due to physical or mental illness or following a termination by the Company of his employment without cause or his resignation for good reason. In addition, for Mr. Jacobs, any termination following a change in control for a reason other than as described in clause (i) above shall not be considered for “cause” until Mr. Jacobs is delivered a copy of a valid resolution finding, by the affirmative vote of two-thirds of the entire membership of the board of directors (or similar governing body) of the entity that is the parent of the Company, that circumstances constituting “cause” exist.

With respect to a resignation by an NEO other than Mr. Jacobs for “good reason” under the retention agreements as in effect on December 31, 2012, their retention agreements generally define “good reason” as (subject to notice and a cure period): (i) the assignment of the NEO to any duties inconsistent in any material respect with his position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as in effect as of (A) May 7, 2008 with respect to Mr. Hoffman, (B) March 23, 2010 with respect to Mr. Stern, (C) April 1, 2011 with respect to Mr. Bucaille and (D) August 2, 2011 with respect to Mr. Bhutani, or any other action by the Company which results in a material diminution in such position, authority, duties or responsibilities from the level in effect as of such date; (ii) a material breach by the Company of the terms of the retention agreement; or (iii) any requirement that the NEO’s principal place of employment be relocated to a location that increases the executive’s commute from his primary residence by more than 30 miles. With respect to a resignation by Mr. Jacobs for “good reason”, his retention agreement generally defines “good reason” as (subject to notice and a cure period): (i) the assignment to Mr. Jacobs of any duties inconsistent in any material respect with his positions as Chief Executive Officer and Chairman (including status, offices, titles and reporting requirements), authority, duties or responsibilities as in effect as of October 24, 2012, including any authority, duties and responsibilities as are consistent with those exercised generally as the chief executive officer of a public company, or any other action by the Company which results in a material diminution in such position, authority, duties or responsibilities from those contemplated by the amended retention agreement; (ii) any obligation that Mr. Jacobs report other than directly to the Board of Directors; (iii) a material breach by the Company of the terms of the retention agreement, including the nondisparagement covenant favoring Mr. Jacobs; (iv) any requirement that Mr. Jacobs’ principal place of employment be relocated to a location that increases the executive’s commute from his primary residence by more than 30 miles; or (v) any failure by the Company to continue, following the expiration of the retention agreement, Mr. Jacobs’ employment as Chief Executive Officer and Chairman pursuant to an agreement having terms and conditions that are reasonable and customary at the time of such expiration, except in the event that Mr. Jacobs rejects an offer of continued employment consistent with the foregoing.

The term “change in control,” as used in the retention agreements, the 2005 Plan and the 2008 Plan, generally means any of the following events: (i) an acquisition (other than directly from the Company) by an individual, entity or a group (excluding Lazard Ltd or an employee benefit plan of Lazard Ltd or any of its affiliates or subsidiaries or a corporation controlled by Lazard Ltd’s shareholders) of 20% (30% for purposes of the 2008 Plan) or more of either (A) the then-outstanding shares of Lazard Ltd common stock (treating, for this purpose, the then-outstanding Class II interests of LAZ-MD Holdings (“Class II interests”) as shares of Lazard Ltd common stock on an as-if fully exchanged basis in accordance with the Master Separation Agreement) (the

“Outstanding Lazard Ltd Common Stock”), assuming the full exchange of all of the then-outstanding Class II interests for shares of Lazard Ltd common stock in accordance with the Master Separation Agreement or (B) the combined voting power of the then-outstanding voting securities of Lazard Ltd entitled to vote generally in the election of directors (the “Outstanding Lazard Ltd Voting Securities”); (ii) a change in a majority of the current Board of Directors (the “Incumbent Board”) (excluding any persons approved by a vote of at least a majority of the Incumbent Board other than in connection with an actual or a threatened proxy contest); (iii) consummation of a merger, consolidation or sale of all or substantially all of Lazard Ltd’s assets (collectively, a “Business Combination”) other than a Business Combination in which all or substantially all of the individuals and entities who are the beneficial owners, respectively, of the Outstanding Lazard Ltd Common Stock and Outstanding Lazard Ltd Voting Securities immediately prior to such Business Combination (assuming in each case the full exchange of the Class II interests for shares of Lazard Ltd common stock in accordance with the Master Separation Agreement) will beneficially own, directly or indirectly, more than 50% of, respectively, the outstanding shares of Lazard Ltd common stock, and the combined voting power of the then-outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination, at least a majority of the board of directors of the resulting corporation were members of the Incumbent Board, and after which no Person owns 20% (30% for purposes of the 2008 Plan) or more of the stock of the resulting corporation, who did not own such stock immediately before the Business Combination; or (iv) shareholder approval of a complete liquidation or dissolution of Lazard Ltd.

Director Compensation for 2012

Directors who are officers of the Company do not receive any fees for their service as directors. In 2012, our directors’ compensation program provided that each of our non-employee directors would receive an annual cash retainer of $119,250 and an annual award of deferred stock units, or DSUs, with a grant date value of $145,750. An additional annual retainer was paid to the Lead Director and the chairs of each committee of Lazard Ltd’s Board of Directors as follows: the Lead Director, $50,000; the chair of the Audit Committee, $30,000; the chair of the Nominating & Governance Committee, $20,000; and the chair of the Compensation Committee, $20,000; which, in each case, was paid 45% in cash and 55% in DSUs. The other members of the Audit Committee were paid an additional annual retainer of $20,000, and the other members of the Nominating & Governance Committee and the Compensation Committee were paid an additional annual retainer of $15,000, which, in each case, was paid 45% in cash and 55% in DSUs. Cash compensation is paid out on a quarterly basis (on February 15th, May 15th, August 15th and November 15th), and the DSU awards described above are granted on an annual basis on June 1st of each year, except for initial pro-rated grants made to new directors upon their joining the Board of Directors. The number of DSUs granted is determined based on the closing price of Class A common stock on the NYSE on the date of grant.

Non-employee directors may elect to receive additional DSUs in lieu of some or all of their cash compensation pursuant to the Directors Fee Deferral Unit Plan, which was approved by the Board of Directors on May 9, 2006. DSUs awarded under this plan are granted on the same quarterly payment dates as cash compensation would have been received, and the number of DSUs is determined based on the closing price of Class A common stock on the NYSE on the date of grant.

All DSUs awarded under these arrangements are converted to our Class A common stock on a one-for-one basis and distributed to the director after he or she resigns or otherwise ceases to be a member of the Board of Directors. All DSUs receive dividend equivalents, which are paid in cash, at the same rate and time that dividends are paid on shares of Class A common stock.

The Nominating & Governance Committee periodically reviews director compensation.

Directors	Fees Earned or Paid in Cash	Stock Awards (1)		All Other Compensation (2)	Total
Andrew M. Alper (3)	$8,481	$98,264	(3)	$1,954	$108,699
Steven J. Heyer (4)	—	$370,209		$61,700	$431,909
Sylvia Jay	$132,750	$162,259		$29,833	$324,842
Philip A. Laskawy	$133,038	$162,259		$24,277	$319,574
Laurent Mignon (4)	—	$265,037		$29,197	$294,234
Richard D. Parsons (5)	$52,781	$147,946	(5)	$4,615	$205,342
Hal S. Scott	$137,250	$167,769		$31,083	$336,102
Michael J. Turner	$132,750	$162,259		$29,833	$324,842

(1)	The value of the DSUs reported in the table above is based on the grant date fair value of awards computed in accordance with FASB ASC Topic 718. See Note 14 of Notes to the Consolidated Financial Statements for a discussion of the assumptions used in the valuation of the DSUs. The number and grant date fair value of DSUs granted on June 1, 2012 under FASB ASC Topic 718 (based on the closing price of Class A common stock on the NYSE at the time of the grant) were as follows: Mr. Heyer, 9,050, valued at $206,069; Lady Jay, 7,126, valued at $162,259; Mr. Laskawy, 7,126, valued at $162,259; Mr. Mignon, 6,401, valued at $145,751; Mr. Scott, 7,368, valued at $167,769; and Mr. Turner, 7,126, valued at $162,259. The total number of DSUs held by each of the non-employee directors as of December 31, 2012 was as follows: Mr. Alper, 3,257, Mr. Heyer, 58,419; Lady Jay, 27,930; Mr. Laskawy, 23,140; Mr. Mignon, 28,907; Mr. Parsons, 5,831; Mr. Scott, 29,082; and Mr. Turner, 27,930.

(2)	Represents cash dividends paid on the DSUs held by each of the directors listed in the table.

(3)	Mr. Alper joined our Board of Directors on October 24, 2012. The number and grant date fair value of the DSUs granted to Mr. Alper (based on the closing price of Class A common stock on the NYSE on the grant date) were as follows: 3,257, valued at $98,264.

(4)	Messrs. Heyer and Mignon elected to defer their quarterly cash compensation into additional DSUs pursuant to the terms of the Directors Fee Deferral Unit Plan. The number and grant date fair value of the resulting DSUs granted in lieu of cash (based on the closing price of Class A common stock on the NYSE on the applicable grant dates) were as follows: Mr. Heyer, 6,109, valued at $164,141; and Mr. Mignon, 4,442, valued at $119,286.

(5)	Mr. Parsons joined our Board of Directors on June 13, 2012. The number and grant date fair value of the DSUs granted to Mr. Parsons (based on the closing price of Class A common stock on the NYSE on the applicable grant date) were as follows: 5,831, valued at $147,946.

Vernon E. Jordan, Jr. was a member of our Board of Directors until October 24, 2012, and is a Senior Managing Director of the Company. Gary W. Parr also was a member of our Board of Directors until October 24, 2012, and is a Vice Chairman of the Company. Neither Mr. Jordan nor Mr. Parr is an executive officer of the Company, as that term is defined in the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, even though they remain important members of senior management, Messrs. Jordan and Parr cannot be considered NEOs for purposes of the Summary Compensation Table above, and therefore are not included in such table. Messrs. Jordan and Parr did not receive any fees for their service as members of the Board of Directors of the Company in 2012. In connection with our recapitalization in May 2005, each of Messrs. Jordan and Parr entered into retention agreements, as amended from time to time, consistent with the form applicable to our pre-IPO managing directors generally.

The following table sets forth the compensation for each of Messrs. Jordan and Parr for 2012 as required under SEC rules for director compensation disclosure. The table below (i) excludes the full grant date value of the equity awards granted on February 14, 2013, which related to 2012 performance but are not reflected pursuant to applicable SEC rules because they were granted after the end of our 2012 fiscal year; and (ii) includes the full grant date value of equity awards granted on February 10, 2012, which related to 2011 performance.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	All Other Compensation (2)	Total
Vernon E. Jordan, Jr.	2012	$500,000	$567,500	$1,030,000	$531,254	$2,628,754
Senior Managing Director
Gary W. Parr	2012	$750,000	$2,750,000	$6,500,000	$22,863	$10,022,863
Vice Chairman

(1)	The value of RSUs and restricted stock is based on the grant date fair value of awards computed in accordance with FASB ASC Topic 718. See the narrative discussion under the heading “Compensation of Executive Officers—Grants of Plan-Based Awards” above for a description of the terms and conditions of the February 2012 grants. As of December 31, 2012, Mr. Parr held 266,171 RSUs and 334,523 shares of restricted stock, which includes 54,745 shares of restricted stock granted to Mr. Parr in 2012 and a right to receive 36,496 RSUs granted to Mr. Parr in 2012, each in respect of 2011 compensation pursuant to the Letter Agreement (defined below). Mr. Jordan, who is currently eligible to retire, had all of his prior RSU awards vest in 2010 pursuant to Lazard Ltd’s RSU Retirement Policy. See “Compensation Discussion and Analysis—Design of Our Compensation Programs—Performance-Based Incentive Compensation” for a discussion of the RSU Retirement Policy. As of December 31, 2012, Mr. Jordan held a total of 63,010 shares of restricted stock, which includes restricted stock that he received upon the vesting of such RSUs and which remain subject to all restrictive covenants, including continued compliance with the non-compete, non-solicit and other provisions, contained in the original RSU award agreement through the original vesting date of the RSUs.

(2)	Messrs. Jordan and Parr are the beneficiaries of Company-provided life insurance, long-term disability insurance and excess liability insurance policies. In addition, the Company pays a portion of each of their health insurance premiums, as it does for all U.S. employees.

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

Mr. Parr’s retention agreement was supplemented by a letter agreement, dated as of April 21, 2010, which sets forth his right to a guaranteed level of compensation through calendar year 2012. The letter agreement was amended on February 27, 2012 to reflect Mr. Parr’s voluntary agreement to restructure his 2011 compensation (as amended, the “Letter Agreement”), and was similarly amended to restructure his 2012 compensation. The letter agreement (without regard to any amendment) provided that so long as Mr. Parr remained employed by the Company at the end of the relevant year or was terminated without “cause”, he was entitled to receive a guaranteed annual payment of no less than $10 million (the “Annual Payment”), with at least $750,000 payable as annual base salary in accordance with the Company’s normal practices. The cash portion of Mr. Parr’s Annual Payment was stated to be the greater of (i) $5 million and (ii) an amount calculated by multiplying the percentage of the average cash portion of annual total compensation paid to the Company’s Deputy Chairmen who have not yet reached retirement age in the relevant year by the Annual Payment. The remaining portion of the Annual Payment was to be granted in RSUs upon the same terms and conditions as grants made to the Company’s Deputy Chairmen in the prior year.

In accordance with a prior letter agreement with Mr. Parr, the letter agreement included a gross-up payment in connection with any excise tax imposed under Section 4999 of the Code. We will not enter into, and have not entered into, any amendment to the Letter Agreement with Mr. Parr that provides for a continuation of such an excise tax gross-up payment. The Letter Agreement has expired with respect to compensation for periods after December 31, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAZARD GROUP LLC (Registrant)

By:	/s/ Matthieu Bucaille

Name:	Matthieu Bucaille
Title:	Chief Financial Officer

Dated: March 19, 2013