Form 10-Q
period 2013-03-31
Lazard Group LLC
filed 2013-05-01
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 24, 2013, in addition to profit participation interests, there were 129,766,090 common membership interests and two managing member interests outstanding.

When we use the terms, “Lazard Group”, “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock (the “Class A common stock”) are publicly traded on the New York Stock Exchange under the Symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd has no material operating assets other than indirect ownership as of March 31, 2013 of approximately 98.8% of the common membership interests in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries who are co-managing members of Lazard Group.

Lazard Group has two primary holders of its common membership interests: Lazard Ltd and LAZ-MD Holdings LLC (“LAZ-MD Holdings”), a holding company that is owned by Lazard Group’s current and former managing directors. The Lazard Group common membership interests held by LAZ-MD Holdings are effectively exchangeable over time on a one-for-one basis with Lazard Ltd for shares of Lazard Ltd’s Class A common stock. In addition, Lazard Group has granted profit participation interests in Lazard Group to certain of its managing directors. The profit participation interests are discretionary profits interests that are intended to enable Lazard Group to compensate its managing directors in a manner consistent with historical practices.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

(dollars in thousands)

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$580,088	$845,503
Deposits with banks	254,143	292,494
Cash deposited with clearing organizations and other segregated cash	60,484	65,232

Receivables (net of allowance for doubtful accounts of $22,805 and $23,017 at March 31, 2013 and December 31, 2012, respectively):
Fees	368,682	400,529
Customers and other	72,740	53,713
Related parties	124,618	128,388

	566,040	582,630
Investments	394,277	402,514

Property (net of accumulated amortization and depreciation of $226,570 and $225,861 at March 31, 2013 and December 31, 2012, respectively)	239,575	225,032

Goodwill and other intangible assets (net of accumulated amortization of $36,158 and $35,281 at March 31, 2013 and December 31, 2012, respectively)	393,317	392,822
Other assets	302,082	242,153

Total Assets	$2,790,006	$3,048,380

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2013 AND DECEMBER 31, 2012

(UNAUDITED)

(dollars in thousands)

	March 31, 2013	December 31, 2012
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$246,792	$269,763
Accrued compensation and benefits	273,962	467,578
Senior debt	1,076,850	1,076,850
Capital lease obligations	16,395	17,863
Related party payables	211,417	209,072
Other liabilities	509,092	478,167

Total Liabilities	2,334,508	2,519,293
Commitments and contingencies

MEMBERS’ EQUITY
Members’ equity (net of 4,232,481 and 10,230,729 shares of Lazard Ltd Class A common stock, at a cost of $128,047 and $295,442 at March 31, 2013 and December 31, 2012, respectively)	486,580	545,572
Accumulated other comprehensive loss, net of tax	(106,481)	(92,393)

Total Lazard Group LLC Members’ Equity	380,099	453,179
Noncontrolling interests	75,399	75,908

Total Members’ Equity	455,498	529,087

Total Liabilities and Members’ Equity	$2,790,006	$3,048,380

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2013	2012
REVENUE
Investment banking and other advisory fees	$168,104	$273,541
Money management fees	231,137	204,561
Interest income	2,673	4,729
Other	21,464	20,317

Total revenue	423,378	503,148
Interest expense	22,194	22,620

Net revenue	401,184	480,528

OPERATING EXPENSES
Compensation and benefits	277,726	338,303
Occupancy and equipment	29,299	26,277
Marketing and business development	18,192	28,267
Technology and information services	22,980	20,393
Professional services	8,327	9,097
Fund administration and outsourced services	13,465	13,451
Amortization of intangible assets related to acquisitions	877	1,118
Other	9,094	11,044

Total operating expenses	379,960	447,950

OPERATING INCOME	21,224	32,578
Provision for income taxes	3,022	4,834

NET INCOME	18,202	27,744
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,097	2,179

NET INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$16,105	$ 25,565

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2013	2012
NET INCOME	$18,202	$27,744

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Currency translation adjustments	(12,136)	21,589

Amortization of interest rate hedge	264	264

Employee benefit plans:

Actuarial loss (net of tax benefit of $1,795 and $1,282 for the three months ended March 31, 2013 and 2012, respectively)	(3,423)	(2,597)

Adjustment for items reclassified to earnings (net of tax expense of $402 and $297 for the three months ended March 31, 2013 and 2012, respectively)	1,218	815

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(14,077)	20,071

COMPREHENSIVE INCOME	4,125	47,815

LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,108	2,247

COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$2,017	$45,568

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,202	$27,744
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash items included in net income:
Depreciation and amortization of property	8,059	6,975
Amortization of deferred expenses, share-based incentive compensation and interest rate hedge	88,039	93,902
Amortization of intangible assets related to acquisitions	877	1,118
Loss on sale of intercompany receivable	–	5,638
(Increase) decrease in operating assets:
Deposits with banks	30,635	36,866
Cash deposited with clearing organizations and other segregated cash	2,812	3,124
Receivables-net	9,760	(17,429)
Investments	4,774	(9,629)
Other assets	(77,495)	(52,849)
Increase (decrease) in operating liabilities:
Deposits and other payables	(13,026)	(19,680)
Accrued compensation and benefits and other liabilities	(147,058)	(174,783)

Net cash used in operating activities	(74,421)	(99,003)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(29,198)	(26,848)
Disposals of property	2,631	1,609

Net cash used in investing activities	(26,567)	(25,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from noncontrolling interests	–	704
Sale of intercompany receivable	–	81,105
Excess tax benefits from share-based incentive compensation	2,211	–
Payments for:
Capital lease obligations	(1,004)	(740)
Distributions to noncontrolling interests	(2,617)	(18,703)
Purchase of Lazard Ltd Class A common stock	(30,168)	(45,236)
Distributions to members	–	(20,245)
Settlement of vested share-based incentive compensation	(116,954)	(24,925)
Other financing activities	–	(238)

Net cash used in financing activities	(148,532)	(28,278)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(15,895)	7,995

NET DECREASE IN CASH AND CASH EQUIVALENTS	(265,415)	(144,525)
CASH AND CASH EQUIVALENTS—January 1	845,503	820,984

CASH AND CASH EQUIVALENTS—March 31	$580,088	$676,459

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

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THREE MONTH PERIOD ENDED MARCH 31, 2013

(UNAUDITED)

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity
Balance – January 1, 2013 (*)	$545,572	$(92,393)	$453,179	$75,908	$529,087

Comprehensive income (loss):
Net income	16,105		16,105	2,097	18,202
Other comprehensive income (loss) - net of tax:
Currency translation adjustments		(12,147)	(12,147)	11	(12,136)
Amortization of interest rate hedge		264	264		264
Employee benefit plans:
Net actuarial loss		(3,423)	(3,423)		(3,423)
Adjustments for items reclassified to earnings		1,218	1,218		1,218

Comprehensive income			2,017	2,108	4,125

Amortization of share-based incentive compensation	70,712		70,712		70,712
Distributions to noncontrolling interests, net				(2,617)	(2,617)
Purchase of Lazard Ltd Class A common stock	(30,168)		(30,168)		(30,168)
Delivery of Class A common stock in connection with shared-based incentive compensation and related tax benefit of $862	(116,092)		(116,092)		(116,092)
Business acquisitions and related equity transactions:
Lazard Ltd Class A common stock issuable (including related amortization)	451		451		451

Balance – March 31, 2013 (*)	$486,580	$(106,481)	$380,099	$75,399	$455,498

(*)	Includes 129,766,090 common membership interests at both January 1, 2013 and March 31, 2013. Also includes profit participation interests and two managing member interests at each such date.

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

Lazard Ltd indirectly held approximately 98.8% of all outstanding Lazard Group common membership interests as of March 31, 2013 and December 31, 2012. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group. LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by Lazard Group’s current and former managing directors, held approximately 1.2% of the outstanding Lazard Group common membership interests as of March 31, 2013 and December 31, 2012. Additionally, LAZ-MD Holdings was the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”) which provided LAZ-MD Holdings with approximately 1.2% of the voting power but no economic rights in Lazard Ltd as of March 31, 2013 and December 31, 2012. Subject to certain limitations, LAZ-MD Holdings’ interests in Lazard Group are exchangeable for Lazard Ltd Class A common stock, par value $0.01 per share (“Class A common stock”).

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

In addition, we record selected other activities in our Corporate segment, including management of cash, investments and outstanding indebtedness, as well as certain commercial banking activities of Lazard Group’s Paris-based Lazard Frères Banque SA (“LFB”).

LFB is a registered bank regulated by the Autorité de Contrôle Prudentiel. It is engaged primarily in commercial and private banking services for clients and funds managed by Lazard Frères Gestion SAS (“LFG”) and other clients, investment banking activities, including participation in underwritten offerings of securities in France, and asset-liability management.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Basis of Presentation

The accompanying condensed consolidated financial statements of Lazard Group have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Group’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”). The accompanying December 31, 2012 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that Lazard may undertake in the future, actual results may differ materially from the estimates. The consolidated results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for any future interim or annual period.

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

Offsetting (Netting) Assets and Liabilities—In the first quarter of 2013, the Company adopted the new disclosure requirements issued by the Financial Accounting Standards Board (the “FASB”) regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments, including derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either (i) offset or (ii) subject to an enforceable master netting arrangement. The new disclosures are designed to make financial statements prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards (“IFRS”) and will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The disclosure requirements are effective for interim and annual reporting periods beginning on or after January 1, 2013, with retrospective application required. The adoption of the new disclosure requirements did not have a material impact on the Company’s consolidated financial statements.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Reclassifications Out of Accumulated Other Comprehensive Income—In the first quarter of 2013, the Company adopted the FASB’s amended guidance regarding the presentation of amounts reclassified out of accumulated other comprehensive income. The amendment required that the amounts reclassified out of accumulated other comprehensive income be presented by component and disclosed where the respective line item was reported in the consolidated statement of operations. The amendment was to be applied prospectively, and is effective with interim and annual periods beginning after December 15, 2012, with early adoption permitted. The adoption of the amended guidance did not have a material impact on the Company’s consolidated financial statements.

3.	RECEIVABLES

The Company’s receivables represent receivables from fees, customers and other and related parties.

Receivables are stated net of an estimated allowance for doubtful accounts of $22,805 and $23,017 at March 31, 2013 and December 31, 2012, respectively, for past due amounts and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. The Company recorded bad debt expense, net of recoveries, of $148 and $1,281 for the three month periods ended March 31, 2013 and 2012, respectively. In addition, the Company recorded charge-offs, foreign currency translation and other adjustments, which resulted in a net increase (decrease) to the allowance for doubtful accounts of $(360) and $441 for the three month periods ended March 31, 2013 and 2012, respectively. At March 31, 2013 and December 31, 2012, the Company had receivables deemed past due or uncollectible of $24,729 and $25,604, respectively.

Of the Company’s total receivables at March 31, 2013 and December 31, 2012, $68,381 and $76,481, respectively, represented interest-bearing financing fee receivables. In addition, at March 31, 2013 and December 31, 2012, the Company had interest-bearing related parties receivables of $103,376 and $101,833, respectively. Based upon our historical loss experience and the credit quality of the counterparties, and as there were no past due or uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $394,283 and $404,316 at March 31, 2013 and December 31, 2012, respectively, approximates fair value.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

4.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Debt (including interest-bearing deposits of $579 and $578, respectively)	$7,460	$5,948

Equities	49,180	44,992

Funds:
Alternative investments (a)	56,961	57,890
Debt (a)	17,827	19,918
Equity (a)	145,341	154,310
Private equity	110,496	112,444

	330,625	344,562

Equity method	7,012	7,012

Total investments	394,277	402,514
Less:
Interest-bearing deposits	579	578
Equity method	7,012	7,012

Investments, at fair value	$386,686	$394,924

Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$3,175	$2,755

(a)	Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $7,797, $16,525 and $72,751, respectively, at March 31, 2013 and $5,054, $18,615 and $76,907, respectively, at December 31, 2012, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“Lazard Fund Interests”) and other similar deferred compensation arrangements. Lazard Fund Interests represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds (see Notes 6 and 12 of Notes to Condensed Consolidated Financial Statements).

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Private equity investments include those owned by Lazard and those consolidated but not owned by Lazard. Private equity investments owned by Lazard are primarily comprised of investments in private equity funds. Such investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies, (ii) a private equity fund targeting significant noncontrolling-stake investments in established public and private companies, (iii) Edgewater Growth Capital Partners III, L.P. (“EGCP III”), a private equity fund primarily making equity and buyout investments in middle market companies and (iv) Lazard Australia Corporate Opportunities Fund (“COF2”), a Lazard-managed Australian private equity fund targeting Australian mid-market investments.

Private equity investments consolidated but not owned by Lazard relate to the economic interests that are owned by the management team and other investors in the Edgewater Funds (“Edgewater”) which aggregated $12,508 and $11,490 at March 31, 2013 and December 31, 2012, respectively (see Note 10 of Notes to Condensed Consolidated Financial Statements).

During the three month periods ended March 31, 2013 and 2012, the Company reported in revenue-other on its condensed consolidated statements of operations gross unrealized investment gains and losses pertaining to “trading” securities as follows (including, for the three month period ended March 31, 2012, restated amounts pertaining to certain non-broker dealer subsidiaries):

	Three Months Ended March 31,
	2013	2012
Gross unrealized investment gains	$8,395	$14,312
Gross unrealized investment losses	$1,465	$129

5.	FAIR VALUE MEASUREMENTS

Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

Level 1.	Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Lazard has the ability to access.

Level 2.	Assets and liabilities whose values are based on (i) quoted prices for similar assets or liabilities in an active market, or quoted prices for identical or similar assets or liabilities in non-active markets, (ii) assets valued based on NAV or its equivalent redeemable at the measurement date or within the near term without redemption restrictions or (iii) inputs other than quoted prices that are directly observable or derived principally from, or corroborated by, market data.

Level 3.	Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our own assumptions about the assumptions a market participant would use in pricing the asset or liability. Items included in Level 3 include securities or other financial assets whose volume and level of activity have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis, as well as assets valued based on NAV or its equivalent, but not redeemable within the near term as a result of redemption restrictions.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The fair value of equities is classified as Level 1 or Level 3 as follows: marketable equity securities are classified as Level 1 and are valued based on the last trade price on the primary exchange for that security as provided by external pricing services; equity securities in private companies are generally classified as Level 3.

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

The fair values of derivatives entered into by the Company are classified as Level 2 and are based on the values of the related underlying assets, indices or reference rates as follows - the fair value of forward foreign currency exchange rate contracts is a function of the spot rate and the interest rate differential of the currency from the trade date to settlement date; the fair value of equity and fixed income swaps is based on the change in fair values of the related underlying equity security, financial instrument or index and a specified notional holding; and the fair value of interest rate swaps is based on the interest rate yield curve; and the fair value of derivative liabilities related to Lazard Fund Interests and other similar deferred compensation arrangements is based on the value of the underlying investments, adjusted for forfeitures. See Note 6 of Notes to Condensed Consolidated Financial Statements.

Where information reported is based on data received from external fund administrators or pricing services, the Company reviews such information to ascertain at which level within the fair value hierarchy to classify the investment.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following tables present the categorization of investments and certain other assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 within the fair value hierarchy:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt (excluding interest-bearing deposits)	$1,487	$5,394	$–	$6,881
Equities	48,996	–	184	49,180
Funds:
Alternative investments	–	55,657	1,304	56,961
Debt	17,823	4	–	17,827
Equity	135,436	9,905	–	145,341
Private equity	–	–	110,496	110,496
Derivatives	–	4,172	–	4,172

Total	$203,742	$75,132	$111,984	$390,858

Liabilities:
Securities sold, not yet purchased	$3,175	$–	$–	$3,175
Derivatives	–	159,370	–	159,370

Total	$3,175	$159,370	$–	$162,545

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt (excluding interest-bearing deposits)	$1,443	$3,927	$–	$5,370
Equities	44,802	–	190	44,992
Funds:
Alternative investments	–	54,433	3,457	57,890
Debt	19,914	4	–	19,918
Equity	145,231	9,069	10	154,310
Private equity	–	–	112,444	112,444
Derivatives	–	933	–	933

Total	$211,390	$68,366	$116,101	$395,857

Liabilities:
Securities sold, not yet purchased	$2,696	$59	$–	$2,755
Derivatives	–	102,492	–	102,492

Total	$2,696	$102,551	$–	$105,247

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the three month periods ended March 31, 2013 and 2012.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the three month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$190	$–	$–	$–	$(6)	$184
Alternative investment funds	3,457	94	–	(2,247)	–	1,304
Equity funds	10	–	–	(10)	–	–
Private equity funds	112,444	682	–	(1,256)	(1,374)	110,496

Total Level 3 Assets	$116,101	$776	$–	$(3,513)	$(1,380)	$111,984

	Three Months Ended March 31, 2012
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$211	$–	$–	$–	$6	$217
Alternative investment funds	10,171	127	10	(4,393)	–	5,915
Private equity funds	122,718	7,564	2,696	(17,872)	1,457	116,563

Total Level 3 Assets	$133,100	$7,691	$2,706	$(22,265)	$1,463	$122,695

(a)	Earnings for three month periods ended March 31, 2013 and 2012 include net unrealized gains of $670 and $6,080, respectively.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Fair Value of Certain Investments Based on NAV—The Company’s Level 2 and Level 3 investments at March 31, 2013 and December 31, 2012 include certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value. Information with respect thereto was as follows:

	March 31, 2013
			% of Fair Value Not Redeemable	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair value	Unfunded Commitments		% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds	$56,961	$–	NA	NA	NA	NA	(a)	<30-120 days
Debt funds	4	–	NA	NA	NA	NA	(b)	30 days
Equity funds	9,905	–	NA	NA	NA	NA	(c)	<30-90 days
Private equity funds	110,496	31,501	100%	13%	39%	48%	NA	NA

Total	$177,366	$31,501

Redemption frequency as follows:

(a)	daily (10%), weekly (9%), monthly (43%) and quarterly (38%)
(b)	daily (100%)
(c)	daily (36%) and monthly (64%)

	December 31, 2012
			% of Fair Value Not Redeemable	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair value	Unfunded Commitments		% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds	$57,890	$–	NA	NA	NA	NA	(a)	<30-120 days
Debt funds	4	–	NA	NA	NA	NA	(b)	30 days
Equity funds	9,079	–	2%	–%	–%	2%	(c)	30-120 days
Private equity funds	112,444	31,482	100%	13%	39%	48%	NA	NA

Total	$179,417	$31,482

Redemption frequency as follows:

(a)	daily (10%), weekly (9%), monthly (38%) and quarterly (43%)
(b)	daily (100%)
(c)	daily (37%) and monthly (61%)

See Note 4 of Notes to Condensed Consolidated Financial Statements for discussion of significant investment strategies for investments with value based on NAV.

Investment Capital Funding Commitments—At March 31, 2013, the maximum unfunded commitments by the Company for capital contributions to investment funds related to (i) CP II, amounting to $1,940 for potential “follow-on investments” and/or for fund expenses through the earlier of February 25, 2017 or the liquidation of the fund, (ii) EGCP III, amounting to $21,435, through the earlier of October 12, 2016 (i.e., the end of the

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

investment period) for investments and/or expenses (with a portion of the undrawn amount of such commitment as of that date remaining committed until October 12, 2023 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund and (iii) COF2, amounting to $8,126, through the earlier of November 11, 2016 (i.e., the end of the investment period) for investments and/or fund expenses (with a portion of the undrawn amount of such commitment as of that date remaining committed until November 11, 2019 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund.

6.	DERIVATIVES

The Company enters into forward foreign currency exchange rate contracts, interest rate swaps, interest rate futures, equity and fixed income swaps and other derivative contracts to hedge exposures to fluctuations in currency exchange rates, interest rates and equity and debt markets. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value, and are included in “other assets” and “other liabilities” on the consolidated statements of financial condition. Gains and losses on the Company’s derivative instruments not designated as hedging instruments are included in “interest income” and “interest expense”, respectively, or “revenue other”, depending on the nature of the underlying item, on the consolidated statements of operations.

In addition to the derivative instruments described above, the Company records derivative liabilities relating to its obligations pertaining to Lazard Fund Interests awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures, and is included in “accrued compensation and benefits” in the consolidated statements of financial condition. Changes in the fair value of the derivative liabilities are included in “compensation and benefits” in the consolidated statements of operations, the impact of which equally offsets the changes in the fair value of investments which are currently expected to be delivered upon settlement of Lazard Fund Interests awards and other similar deferred compensation arrangements, which are reported in “revenue-other” in the consolidated statements of operations.

The tables below represent the fair values of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to Lazard Fund Interests and other similar deferred compensation arrangements (see Note 12 of Notes to Condensed Consolidated Financial Statements) on the accompanying condensed consolidated statements of financial condition as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Derivative Assets:
Forward foreign currency exchange rate contracts	$4,172	$893
Equity and fixed income swaps and other (a)	–	40

	$4,172	$933

Derivative Liabilities:
Forward foreign currency exchange rate contracts	$249	$322
Interest rate swaps	215	235
Equity and fixed income swaps (a)	97	4,342
Lazard Fund Interests and other similar deferred compensation arrangements	158,809	97,593

	$159,370	$102,492

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

(a)	For equity and fixed income swaps, amounts represent the netting of gross derivative assets and liabilities of $1,171 and $1,268 as of March 31, 2013, respectively, and $0 and $4,342 as of December 31, 2012, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are offset in “other assets” against receivables for net cash collateral under such contracts of $12,599 and $15,304 as of March 31, 2013 and December 31, 2012, respectively.

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to Lazard Fund Interests and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2013 and 2012, were as follows:

	Three Months Ended March 31,
	2013	2012
Forward foreign currency exchange rate contracts	$5,231	$(1,922)
Lazard Fund Interests and other similar deferred compensation arrangements	(3,725)	(2,767)
Equity and fixed income swaps and other	(4,488)	(9,857)

	$(2,982)	$(14,546)

7.	PROPERTY

At March 31, 2013 and December 31, 2012, property consists of the following:

	Estimated Depreciable Life in Years	March 31, 2013	December 31, 2012
Buildings	33	$161,639	$166,560
Leasehold improvements	3-20	153,477	143,408
Furniture and equipment	3-10	131,920	122,124
Construction in progress		19,109	18,801

Total		466,145	450,893
Less - accumulated depreciation and amortization		226,570	225,861

Property		$239,575	$225,032

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at March 31, 2013 and December 31, 2012 are presented below:

	March 31, 2013	December 31, 2012
Goodwill	$365,649	$364,328
Other intangible assets (net of accumulated amortization)	27,668	28,494

	$393,317	$392,822

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

At March 31, 2013 and December 31, 2012, goodwill of $301,108 and $299,787, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the three month periods ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
Balance, January 1	$364,328	$356,657
Business acquisition	1,440	–
Foreign currency translation adjustments	(119)	3,981

Balance, March 31	$365,649	$360,638

The gross cost and accumulated amortization of other intangible assets as of March 31, 2013 and December 31, 2012, by major intangible asset category, are as follows:

	March 31, 2013			December 31, 2012
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/performance fees	$30,740	$10,678	$20,062	$30,740	$10,678	$20,062
Management fees, customer relationships and non-compete agreements	33,086	25,480	7,606	33,035	24,603	8,432

	$63,826	$36,158	$27,668	$63,775	$35,281	$28,494

Amortization expense of intangible assets for the three month periods ended March 31, 2013 and 2012 was $877 and $1,118, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2013 (April 1 through December 31)	$7,771
2014	8,278
2015	6,438
2016	5,181

Total amortization expense	$27,668

(a)	Approximately 45% of intangible asset amortization is attributable to a noncontrolling interest.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

9.	SENIOR DEBT

Senior debt is comprised of the following as of March 31, 2013 and December 31, 2012:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of
				March 31, 2013	December 31, 2012
Lazard Group 7.125% Senior Notes	$550,000	5/15/15	7.125%	$528,500	$528,500
Lazard Group 6.85% Senior Notes	600,000	6/15/17	6.85%	548,350	548,350
Lazard Group Credit Facility	150,000	9/25/15	0.88%	–	–

Total				$1,076,850	$1,076,850

On September 25, 2012, Lazard Group entered into a $150,000, three-year senior revolving credit facility with a group of lenders (the “Credit Facility”), which expires in September 2015. The Credit Facility replaced a similar revolving credit facility which was terminated as a condition to effectiveness of the Credit Facility. Interest rates under the Credit Facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of March 31, 2013, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 0.88%. At March 31, 2013 and December 31, 2012, no amounts were outstanding under the Credit Facility.

The Credit Facility contains customary terms and conditions, including certain financial covenants. In addition, the Credit Facility, the indenture and the supplemental indentures relating to Lazard Group’s senior notes, contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of March 31, 2013, the Company was in compliance with all of these provisions. All of the Company’s senior debt obligations are unsecured.

As of March 31, 2013, the Company had approximately $274,000 in unused lines of credit available to it, including the Credit Facility, and unused lines of credit available to LFB of approximately $64,000 (at March 31, 2013 exchange rates) and Edgewater of $55,000. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

The Company’s senior debt at March 31, 2013 and December 31, 2012 is carried at historical amounts. At those dates, the fair value of such senior debt outstanding was approximately $1,204,000 and $1,207,000, respectively, and exceeded the aggregate carrying value by approximately $127,000 and $130,000, respectively. The fair value of the Company’s senior debt was based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

10.	COMMITMENTS AND CONTINGENCIES

Leases—The Company has various leases and other contractual commitments arising in the ordinary course of business. In the opinion of management, the fulfillment of such commitments, in accordance with their terms, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At March 31, 2013, LFB had $4,671 of such indemnifications and held $3,845 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the condensed consolidated statement of financial condition.

Certain Business Transactions—On July 15, 2009, the Company established a private equity business with Edgewater. Edgewater manages funds primarily focused on buy-out and growth equity investments in middle market companies. The acquisition was structured as a purchase by Lazard Group of interests in a holding company that in turn owns interests in the general partner and management company entities of the current Edgewater private equity funds (the “Edgewater Acquisition”). Following the Edgewater Acquisition, Edgewater’s leadership team retained a substantial economic interest in such entities.

The aggregate fair value of the consideration recognized by the Company at the acquisition date was $61,624. Such consideration consisted of (i) a one-time cash payment, (ii) 1,142,857 shares of Class A common stock (the “Initial Shares”) and (iii) up to 1,142,857 additional shares of Class A common stock (the “Earnout Shares”) that are subject to earnout criteria and payable over time. The Initial Shares are subject to forfeiture provisions that lapse only upon the achievement of certain performance thresholds and transfer restrictions during the four year period ending December 2014. The Earnout Shares will be issued only if certain performance thresholds are met. As of March 31, 2013 and December 31, 2012, 1,323,439 and 1,209,154 shares, respectively, have been earned because applicable performance thresholds have been satisfied. Such shares are no longer subject to any contingencies. As of December 31, 2012, 686,004 of such shares have been settled, and no additional shares have been settled as of March 31, 2013.

Consideration Relating To Other Business Acquisitions—For a business acquired in 2013, the Company is obligated to issue a maximum of 107,617 shares of Class A common stock if certain performance thresholds are achieved.

For a business acquired in 2012, at December 31, 2012 170,988 shares of Class A common stock (including dividend equivalent shares) were issuable on a non-contingent basis. Such shares were delivered in the first quarter of 2013. The Company is obligated to issue a maximum of 202,650 additional shares of Class A common stock if certain performance thresholds are achieved.

For a business acquired in 2011, the Company is obligated to pay earnout consideration if certain performance thresholds are achieved. The maximum potential earnout consideration payable by the Company cannot exceed $7,000. Through March 31, 2013, no cash payments relating to the earnout consideration were required.

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. Such commitments at March 31, 2013 aggregated approximately $22,000. These commitments have varying expiration dates and are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level. These commitments may not represent future cash requirements as they may expire without being drawn upon.

See Notes 5 and 13 of Notes to Condensed Consolidated Financial Statements for information regarding commitments relating to investment capital funding commitments and obligations to fund our pension plans, respectively.

The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, LFB enters into underwriting commitments in which it participates as a joint

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

underwriter. The settlement of such transactions are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations. At March 31, 2013, LFB had no such underwriting commitments.

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

During the three month periods ended March 31, 2013 and 2012, Lazard Group distributed the following amounts to LAZ-MD Holdings and the subsidiaries of Lazard Ltd (none of which related to tax distributions):

	Three Months Ended March 31,
	2013	2012
LAZ-MD Holdings	$–	$1,081
Subsidiaries of Lazard Ltd	–	19,164

	$–	$20,245

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments, as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.

Exchange of Lazard Group Common Membership Interests—During the three month period ended March 31, 2012, Lazard Ltd issued 85,196 shares of Class A common stock in connection with the exchange of a like number of Lazard Group common membership interests (received from members of LAZ-MD Holdings in exchange for a like number of LAZ-MD Holdings exchangeable interests). No such exchange occurred during the three month period ended March 31, 2013.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Share Repurchase Program—In February 2011, October 2011, April 2012 and October 2012 the Board of Directors of Lazard Ltd authorized, on a cumulative basis, the repurchase of up to $250,000, $125,000, $125,000 and $200,000, respectively, in aggregate cost of Class A common stock and Lazard Group common membership interests through December 31, 2012, December 31, 2013, December 31, 2013 and December 31, 2014, respectively. The Company’s prior share repurchase authorizations expired on December 31, 2009 and December 31, 2011. The Company expects that the share repurchase program, with respect to the Class A common stock, will continue to be used, among other ways, to offset a portion of the shares that have been or will be issued under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”). Pursuant to such authorizations, purchases have been made in the open market or through privately negotiated transactions. During the three month period ended March 31, 2013, Lazard Group made purchases of 831,157 Class A common shares, at an aggregate cost of $30,168 (no Lazard Group common membership interests were purchased during such three month period).

As of March 31, 2013, $123,898 of the current share repurchase amount authorized as of such date remained available under the share repurchase program, all of which expires December 31, 2014. In addition, under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”) and delivery of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to cover its minimum statutory tax withholding requirements (see Note 12 of Notes to Condensed Consolidated Financial Statements).

Accumulated Other Comprehensive Income (Loss), Net of Tax (“AOCI”)—The table below reflects the components of AOCI at March 31, 2013 and activity during the three month period ended March 31, 2013:

	Currency Translation Adjustments	Interest Rate Hedge	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Ltd AOCI
Balance, January 1, 2013	$38,657	($2,502)	($128,536)	($92,381)	$12	($92,393)
Activity January 1, 2013 to March 31, 2013:
Other comprehensive loss before reclassifications	(12,136)	–	(3,423)	(15,559)	11	(15,570)
Adjustments for items reclassified to earnings, net of tax	–	264	1,218	1,482	–	1,482

Net other comprehensive income (loss)	(12,136)	264	(2,205)	(14,077)	11	(14,088)

Balance, March 31, 2013	$26,521	($2,238)	($130,741)	($106,458)	$23	($106,481)

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month period ended March 31, 2013:

Amortization of interest rate hedge	$264	(a)

Amortization expense relating to employee benefit plans	1,620	(b)
Less - tax expense	402

Net of tax	1,218

Total reclassifications, net of tax	$1,482

(a)	Included in “interest expense” on the condensed consolidated statement of operations.
(b)	Included in the computation of net periodic benefit cost (see Note 13 of Notes to Condensed Consolidated Financial Statements). Such amount is included in “compensation and benefits” expense on the condensed consolidated statement of operations.

Noncontrolling Interests—Noncontrolling interests principally represent interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own.

The tables below summarize net income attributable to noncontrolling interests for the three month periods ended March 31, 2013 and 2012 and noncontrolling interests as of March 31, 2013 and December 31, 2012 in the Company’s condensed consolidated financial statements:

	Net Income Attributable to Noncontrolling Interests
	Three Months Ended March 31,
	2013	2012
Edgewater	$2,366	$2,174
Other	(269)	5

Total	$2,097	$2,179

	Noncontrolling Interests As Of
	March 31, 2013	December 31, 2012
Edgewater	$75,011	$75,262
Other	388	646

Total	$75,399	$75,908

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

12.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2005 Plan and 2008 Plan and activity with respect thereto during the three month periods ended March 31, 2013 and 2012, is presented below.

Shares Available Under the 2005 Plan and 2008 Plan

The 2005 Plan authorizes the issuance of up to 25,000,000 shares of Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, RSUs and other equity-based awards. Each stock unit or similar award granted under the 2005 Plan represents a contingent right to receive one share of Class A common stock, at no cost to the recipient. The fair value of such awards is generally determined based on the closing market price of Class A common stock at the date of grant.

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

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs and restricted stock awards) and “professional services” expense (with respect to deferred stock units (“DSUs”)) within the Company’s accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
	2013	2012
Share-based incentive awards:
RSUs (a)	$64,942	$81,891
PRSUs	438	–
Restricted stock (b)	5,261	4,175
DSUs	36	35

Total	$70,677	$86,101

(a)	Includes, during the three month period ended March 31, 2013, $4,455 relating to the Cost Saving Initiatives (see Note 14 of Notes to Condensed Consolidated Financial Statements).
(b)	Includes, during the three month period ended March 31, 2013, $233 relating to the Cost Saving Initiatives.

The ultimate amount of compensation and benefits expense relating to share-based awards is dependent upon the actual number of shares of Class A common stock that vest. The Company periodically assesses the forfeiture rates used for such estimates. A change in estimated forfeiture rates results in a cumulative adjustment to previously recorded compensation and benefits expense and also would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described below.

The Company’s incentive plans are described below.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

RSUs and DSUs

RSUs generally require future service as a condition for the delivery of the underlying shares of Class A common stock (unless the recipient is then eligible for retirement under the Company’s retirement policy) and convert into Class A common stock on a one-for-one basis after the stipulated vesting periods. The grant date fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods (generally one-third after two years, and the remaining two-thirds after the third year), and is adjusted for actual forfeitures over such periods.

RSUs issued after December 31, 2005 generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any ordinary quarterly dividends paid on Class A common stock during such period. During the three month period ended March 31, 2012 dividend participation rights required the issuance of 101,597 RSUs (there were no dividends on Class A common stock during the three month period ended March 31, 2013 due to the accelerated dividend paid by Lazard Ltd in December 2012).

Non-executive members of the Board of Directors of Lazard Group (who are the same non-executive directors of Lazard Ltd) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs. There were no such DSUs granted during the three month periods ended March 31, 2013 and 2012. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into Class A common stock at the time of cessation of service to the Board. DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock, and resulted in nominal cash payments for the three month period ended March 31, 2012.

On May 9, 2006, the Board of Directors adopted the Directors’ Fee Deferral Unit Plan, which allows the Company’s Non-Executive Directors to elect to receive additional DSUs pursuant to the 2005 Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a non-executive Director pursuant to this election will equal the value of cash fees that the applicable non-executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date on which the foregone cash fees would otherwise have been paid. During the three month periods ended March 31, 2013 and 2012, 1,886 and 2,522 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following is a summary of activity relating to RSUs and DSUs during the three month periods ended March 31, 2013 and 2012:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2013	21,481,131	$33.92	204,496	$31.47
Granted	4,297,664	$37.33	1,886	$37.60
Forfeited	(45,907)	$36.12	–	–
Vested	(8,268,744)	$34.97	–	–

Balance, March 31, 2013	17,464,144	$34.26	206,382	$31.52

Balance, January 1, 2012	20,751,829	$36.84	140,660	$34.83
Granted (including 101,597 RSUs relating to dividend participation)	7,147,059	$27.73	2,522	$27.89
Forfeited	(76,264)	$33.14	–	–
Vested	(3,270,375)	$34.28	–	–

Balance, March 31, 2012	24,552,249	$34.54	143,182	$34.71

In connection with RSUs which vested during the three month periods ended March 31, 2013 and 2012, the Company satisfied its minimum statutory tax withholding requirements in lieu of issuing 3,231,285 and 802,810 shares of Class A common stock in the respective three month periods. Accordingly, 5,037,459 and 2,467,565 shares of Class A common stock held by the Company were delivered during the three month periods ended March 31, 2013 and 2012, respectively.

During the fourth quarter of 2012, 958,213 RSUs were modified through forward purchase agreements into liability awards. Such liability awards were settled on March 1, 2013 for $28,612. During the three month period ended March 31, 2013, compensation expense of $1,690 was recorded for such liability awards.

As of March 31, 2013, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $280,000, with such unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.7 years subsequent to March 31, 2013.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the three month periods ended March 31, 2013 and 2012:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2013	1,972,609	$34.85
Granted	388,763	$36.73
Forfeited	(3,269)	$36.64
Vested	(1,715,275)	$36.04

Balance, March 31, 2013	642,828	$32.81

Balance, January 1, 2012	95,332	$37.63
Granted/Exchanged	577,323	$29.25
Vested/Converted	(119,552)	$28.54

Balance, March 31, 2012	553,103	$30.85

In connection with shares of restricted Class A common stock that vested during the three month periods ended March 31, 2013 and 2012, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 12,308 and 25,661 shares of Class A common stock during the respective three month periods. Accordingly, 1,702,967 and 93,891 shares of Class A common stock held by the Company were delivered during the three month periods ended March 31, 2013 and 2012, respectively.

The awards include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At March 31, 2013, unrecognized restricted stock expense was approximately $15,000, with such expense to be recognized over a weighted average period of approximately 2.0 years subsequent to March 31, 2013.

PRSUs

In March 2013, the Company granted 448,128 PRSUs. The PRSUs are subject to both performance-based and service-based vesting conditions. The number of shares of Class A common stock that a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics that relate to the Company’s performance over the three-year period beginning on January 1, 2012 and ending on December 31, 2014. The target number of shares of Class A common stock subject to each PRSU is one; however, based on the achievement of the performance criteria, the number of shares of Class A common stock that may be received in connection with each PRSU can range from zero to three times the target number. The PRSUs granted in March 2013 will vest 33% in March 2015 and 67% in March 2016, provided the applicable service and performance conditions are satisfied. In addition, the performance metrics applicable to each PRSU will be evaluated on an annual basis at the end of each fiscal year during the performance period and, if the Company has achieved a threshold level of performance with respect to the fiscal year, 25% of the target number of shares of Class A common stock subject to each PRSU will no longer be at risk of forfeiture based on the achievement of performance criteria.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting by the grant date fair value of $36.11 per share. As of March 31, 2013, the total estimated unrecognized compensation expense for PRSUs granted in March 2013 was approximately $16,000, and the Company expects to amortize such expense over a weighted-average period of approximately 2.1 years.

Lazard Fund Interests and Other Similar Deferred Compensation Arrangements

Commencing in February 2011, the Company granted to eligible employees Lazard Fund Interests. In connection with the Lazard Fund Interests and other similar deferred compensation arrangements, which generally require future service as a condition for vesting, the Company recorded a prepaid compensation asset and a corresponding compensation liability on the grant date based upon the fair value of the award. The prepaid asset is amortized on a straight-line basis over the applicable vesting periods or requisite service periods (which are generally similar to the comparable periods for RSUs), and is charged to “compensation and benefits” expense within the Company’s consolidated statement of operations. Lazard Fund Interests and similar deferred compensation arrangements that do not require future service are expensed immediately. The related compensation liability is accounted for at fair value as a derivative liability, which contemplates the impact of estimated forfeitures, and is adjusted for changes in fair value primarily related to changes in value of the underlying investments.

The following is a summary of activity relating to Lazard Fund Interests and other similar deferred compensation arrangements during the three month periods ended March 31, 2012 and 2013:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2013	$47,445	$97,593
Granted	72,182	72,182
Settled	–	(14,832)
Forfeited	(309)	(396)
Amortization	(12,488)	–
Change in fair value related to:
Increase in fair value of underlying investments	–	3,725
Adjustment for estimated forfeitures	–	648
Other	(106)	(111)

Balance, March 31, 2013	$106,724	$158,809

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2012	$17,782	$29,900
Granted	64,598	64,598
Settled	–	(6,922)
Amortization	(6,185)	–
Increase in fair value of underlying investments	–	2,767
Other	162	(57)

Balance, March 31, 2012	$76,357	$90,286

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 2.1 years subsequent to March 31, 2013.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following is a summary of the impact of Lazard Fund Interests and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three months periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Amortization, net of forfeitures (a)	$13,049	$6,185
Change in the fair value of underlying investments	3,725	2,767

Total	$16,774	$8,952

(a)	Includes, during the three month period ended March 31, 2013, $917 relating to the Cost Saving Initiatives.

13.	EMPLOYEE BENEFIT PLANS

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

Employer Contributions to Pension Plans—The Company’s funding policy for its U.S. and non-U.S. pension plans is to fund when required or when applicable upon an agreement with the plans’ Trustees. Management also evaluates from time to time whether to make voluntary contributions to the plans. The Company did not make a contribution to the U.S. pension plans during the three month period ended March 31, 2013.

On April 30, 2012, the Company and the Trustees of the U.K. pension plans concluded the December 31, 2010 triennial valuations of the plans. In connection with such valuations and a previously negotiated agreement with the Trustees, the Company and the Trustees agreed upon pension funding terms (the “agreement”) (which superseded the terms of an agreement reached in June 2009 with respect to the previous triennial valuation as of December 31, 2007) whereby the Company: (i) made a contribution in December 2011 to the plans of 2.3 million British pounds ($3,687 at December 31, 2011 exchange rates) from a previously established escrow account, (ii) agreed to make contributions of 1 million British pounds during each year from 2012 through 2020 inclusive and (iii) amended the previous escrow arrangement into an account security arrangement covering 10.2 million British pounds, committing to make annual contributions of 1 million British pounds into such account security arrangement during each year from 2014 through 2020, inclusive. It was further agreed that, to the extent that the value of the plans’ assets falls short of the funding target for June 1, 2020 that has been agreed upon with the Trustees, the assets from the account security arrangement would be released into the plans at that date. Additionally, the Company agreed to fund the expenses of administering the plans, including certain regulator levies and the cost of other professional advisors to the plans. The terms of the agreement are subject to adjustment based on the results of subsequent triennial valuations. The aggregate amounts in the account security arrangement at March 31, 2013 and December 31, 2012 of approximately $15,500 and $16,500, respectively, have been recorded in “cash deposited with clearing organizations and other segregated cash” on the accompanying condensed consolidated statements of financial condition. Income on the account security arrangement accretes to the Company and is recorded in interest income.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

During the three month period ended March 31, 2013, no contribution to these U.K. pension plans was required to be made, and no contributions were required to be made to other non-U.S. pension plans.

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s post-retirement plans for the three month periods ended March 31, 2013 and 2012:

	Pension Plans		Medical Plan
	Three Months Ended March 31,
	2013	2012	2013	2012
Components of Net Benefit Cost (Credit):
Service cost	$314	$172	$10	$11
Interest cost	6,753	6,902	47	53
Expected return on plan assets	(6,797)	(6,672)	–	–
Amortization of:
Prior service cost	706	701	–	–
Net actuarial loss	914	411	–	–

Net benefit cost	$1,890	$1,514	$57	$64

14.	COST SAVING INITIATIVES

In October 2012, the Company announced a number of cost saving initiatives (the “Cost Saving Initiatives”) relating to the Company’s operations. These initiatives include streamlining our corporate structure and consolidating support functions; realigning our investments into areas with potential for the greatest long-term return; and creating greater flexibility to retain and attract the best people and invest in new growth areas.

In connection with the Cost Saving Initiatives, the Company incurred pre-tax implementation expense, by segment, as reflected in the tables below:

	Financial Advisory	Asset Management	Corporate	Total
Three Month Period Ended March 31, 2013:
Compensation and benefits	$20,394	$236	$4,041	$24,671
Other	1,621	(1)	31	1,651

Total	$22,015	$235	$4,072	$26,322

	Financial Advisory	Asset Management	Corporate	Total
Cumulative Through March 31, 2013:
Compensation and benefits	$96,527	$12,292	$15,839	$124,658
Other	3,020	732	488	4,240

Total	$99,547	$13,024	$16,327	$128,898

We expect implementation of the Cost Saving Initiatives to be completed by June 30, 2013, which we expect will include additional cost savings that we have identified. We expect to incur additional implementation expenses in the second quarter of 2013 associated with such additional cost savings. We expect that such additional implementation expenses will not exceed the level of implementation expenses incurred in the first quarter of 2013.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Activity related to the obligations pursuant to the Cost Saving Initiatives during the three month period ended March 31, 2013 was as follows:

	Accrued Compensation and Benefits	Other Liabilities	Total
Balance, January 1, 2013	$46,128	$1,714	$47,842
New charges	24,671	1,651	26,322
Less:
Non-cash charges	(5,605)	–	(5,605)
Settlements	(19,618)	(584)	(20,202)

Balance, March 31, 2013	$45,576	$2,781	$48,357

15.	INCOME TAXES

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

The Company recorded income tax provisions of $3,022 and $4,834 for the three month periods ended March 31, 2013 and 2012, respectively, representing effective tax rates of 14.2% and 14.8%, respectively. The difference between the U.S. federal statutory rate of 35.0% and the effective tax rates reflected above principally relates to (i) Lazard Group primarily operating as a limited liability company in the U.S., (ii) taxes payable to foreign jurisdictions and (iii) U.S. state and local taxes (primarily UBT), which are incremental to the U.S. federal statutory tax rate.

Substantially all of Lazard’s foreign operations are conducted in “pass-through” entities for U.S. income tax purposes and the Company provides for U.S. income taxes on a current basis for substantially all of those earnings. The repatriation of prior earnings attributable to “non-pass-through” entities would not result in the recognition of a material amount of additional U.S. income taxes.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

16.	RELATED PARTIES

Amounts receivable from, and payable to, related parties are set forth below:

	March 31, 2013	December 31, 2012
Receivables
LFCM Holdings LLC (“LFCM Holdings”)	$15,169	$20,529
Lazard Ltd Subsidiaries	106,160	104,587
Other	3,289	3,272

Total	$124,618	$128,388

Payables
LFCM Holdings	$3,626	$2,943
Lazard Ltd Subsidiaries	206,155	205,424
Other	1,636	705

Total	$211,417	$209,072

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

For the three month periods ended March 31, 2013 and 2012, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $632 and $813, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $500 and $814, respectively. Amounts relating to the administrative services agreement are reported as reductions to operating expenses. Net referral fees for underwriting transactions under the business alliance agreement are reported in “revenue-other”. Net referral fees for private placement, M&A and restructuring transactions under the business alliance agreement are reported in advisory fee revenue.

Receivables from LFCM Holdings and its subsidiaries as of March 31, 2013 and December 31, 2012 include $10,007 and $14,299, respectively, related to administrative and support services and other receivables which include sublease income and reimbursement of expenses incurred on behalf of LFCM Holdings, and $5,162 and $6,230, respectively, related to referral fees for underwriting and private placement transactions. Payables to LFCM Holdings and its subsidiaries at March 31, 2013 and December 31, 2012 include $3,626 and $2,943, respectively, primarily relating to certain advances and referral fees for Financial Advisory transactions.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Lazard Ltd Subsidiaries

Lazard Group’s receivables from subsidiaries of Lazard Ltd at March 31, 2013 and December 31, 2012 included interest-bearing loans of $103,376 and $101,833, respectively, including accrued interest thereon. Interest income relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $1,542 and $2,580 for the three month periods ended March 31, 2013 and 2012, respectively.

As of both March 31, 2013 and December 31, 2012, Lazard Group’s payables to subsidiaries of Lazard Ltd included $3,410 in connection with Lazard Group’s prior year business acquisitions. In addition, as of March 31, 2013 and December 31, 2012, Lazard Group’s payables to subsidiaries of Lazard Ltd included interest-bearing loans, plus accrued interest thereon, of approximately $202,600 and $202,000, respectively. Such amounts at March 31, 2013 and December 31, 2012 included approximately $86,000 resulting from the sale in the first quarter of 2012 of an interest-bearing intercompany receivable due from a Lazard Group subsidiary to a Lazard Ltd subsidiary, which was sold at a discount to reflect arm’s-length terms, resulting in a loss to Lazard Group of $5,638. Interest expense relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $2,039 and $2,198 for the three month periods ended March 31, 2013 and 2012, respectively.

Other

Other receivables and payables at March 31, 2013 and December 31, 2012 primarily relate to referral fees for restructuring and M&A transactions with MBA Lazard Holdings S.A. and its affiliates, an Argentina-based group in which the Company has a 50% ownership interest, and a related party loan.

LAZ-MD Holdings

Lazard Group provides selected administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the three month periods ended March 31, 2013 and 2012, such charges amounted to $250 and $188, respectively.

17.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6  2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. At March 31, 2013, LFNY’s regulatory net capital was $16,939, which exceeded the minimum requirement by $12,976.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority, which replaced the Financial Services Authority as the U.K. Subsidiaries’ regulator effective April 1, 2013. At March 31, 2013, the aggregate regulatory net capital of the U.K. Subsidiaries was $79,618, which exceeded the minimum requirement by $59,936.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel for its banking activities conducted through its

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

subsidiary, LFB. In addition, the investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), are subject to regulation and supervision by the Autorité des Marchés Financiers. At March 31, 2013, the consolidated regulatory net capital of CFLF was $172,243, which exceeded the minimum requirement set for regulatory capital levels by $139,002.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At March 31, 2013, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $79,617, which exceeded the minimum required capital by $54,974.

At March 31, 2013, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the three month periods ended March 31, 2013 and 2012 is prepared using the following methodology:

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

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months EndedMarch 31,
		2013(a)	2012
Financial Advisory	Net Revenue	$168,462	$277,196
	Operating Expenses	216,908	249,897

	Operating Income (Loss)	$(48,446)	$27,299

Asset Management	Net Revenue	$244,025	$214,527
	Operating Expenses	155,077	160,490

	Operating Income	$88,948	$54,037

Corporate	Net Revenue	$(11,303)	$(11,195)
	Operating Expenses	7,975	37,563

	Operating Loss	$(19,278)	$(48,758)

Total	Net Revenue	$401,184	$480,528
	Operating Expenses	379,960	447,950

	Operating Income	$21,224	$32,578

(a)	See Note 14 of Notes to Condensed Consolidated Financial Statements for information regarding the Cost Saving Initiatives, and the impact on each of the Company’s business segments during the three month period ended March 31, 2013.

	As Of
	March 31, 2013	December 31, 2012
Total Assets
Financial Advisory	$703,961	$793,007
Asset Management	492,618	566,677
Corporate	1,593,427	1,688,696

Total	$2,790,006	$3,048,380

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Group’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”). All references to “2013”, “2012”, “first quarter” or “the period” refer to, as the context requires, the three month periods ended March 31, 2013 and March 31, 2012.

Forward-Looking Statements and Certain Factors that May Affect Our Business

Management has included in Parts I and II of this Form 10-Q, including in its MD&A, statements that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “target”, “goal” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies, business plans and initiatives and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in our Form 10-K under the caption “Risk Factors,” including the following:

•	a decline in general economic conditions or the global financial markets,

•	a decline in overall mergers and acquisitions (“M&A”) activity, our share of the M&A market or our assets under management (“AUM”),

•	losses caused by financial or other problems experienced by third parties,

•	losses due to unidentified or unanticipated risks,

•	a lack of liquidity, i.e., ready access to funds, for use in our businesses, and

•	competitive pressure on our businesses and on our ability to retain and attract employees at current compensation levels.

These risks and uncertainties are not exhaustive. Other sections of the Form 10-K describe additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can management assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

•

expectations with respect to the economy, the securities markets, the market for mergers, acquisitions and strategic advisory and restructuring activity, the market for asset management activity and other macroeconomic and industry trends,

•	effects of competition on our business, and

•	impact of future legislation and regulation on our business.

The Company is committed to providing timely and accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, the Company uses its websites to convey information about our businesses, including the anticipated release of quarterly financial results, quarterly financial, statistical and business-related information, and the posting of updates of AUM in various mutual funds, hedge funds and other investment products managed by Lazard Asset Management LLC and its subsidiaries (collectively referred to as “LAM”). Investors can link to Lazard Ltd, Lazard Group and their operating company websites through http://www.lazard.com. Our websites and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-Q.

Business Summary

Lazard is one of the world’s preeminent financial advisory and asset management firms. We have long specialized in crafting solutions to the complex financial and strategic challenges of a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals. Founded in 1848 in New Orleans, we currently operate from 40 cities in key business and financial centers across 26 countries throughout Europe, North America, Asia, Australia, the Middle East and Central and South America.

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

Our principal sources of revenue are derived from activities in the following business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding M&A and other strategic matters, restructurings, capital structure, capital raising and various other financial matters, and

•

Asset Management, which offers a broad range of global investment solutions and investment management services in equity and fixed income strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.

In addition, we record selected other activities in our Corporate segment, including management of cash, investments and outstanding indebtedness, as well as certain commercial banking activities of Lazard Group’s Paris-based Lazard Frères Banque SA (“LFB”).

LFB is a registered bank regulated by the Autorité de Contrôle Prudentiel. It is engaged primarily in commercial and private banking services for clients and funds managed by Lazard Frères Gestion SAS (“LFG”) and other clients, investment banking activities, including participation in underwritten offerings of securities in France, and asset-liability management.

Our consolidated net revenue was derived from the following segments:

	Three Months Ended March 31,
	2013	2012
Financial Advisory	42%	58%
Asset Management	61	44
Corporate	(3)	(2)

Total	100%	100%

We also invest our own capital from time to time, generally alongside capital of qualified institutional and individual investors in alternative investments or private equity investments, and, since 2005, we have engaged in a number of alternative investments and private equity activities, including investments through (i) the Edgewater Funds (“Edgewater”), our Chicago-based private equity firm (see Note 10 of Notes to Condensed Consolidated Financial Statements), (ii) Lazard Australia Corporate Opportunities Fund 2 (“COF2”), a Lazard-managed Australian private equity fund targeting Australasian mid-market investments, (iii) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small-to mid cap European companies and (iv) a private equity fund targeting significant non-controlling investments in established public and private companies. We may explore and discuss opportunities to expand the scope of our alternative investment and private equity activities in Europe, the U.S. and elsewhere. These opportunities could include internal growth of new funds and direct investments by us, partnerships or strategic relationships, investments with third parties or acquisitions of existing funds or management companies. Also, consistent with our obligations to LFCM Holdings LLC (“LFCM Holdings”), we may explore discrete capital markets opportunities.

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

Overall, equity market indices at March 31, 2013 generally increased in both the U.S., and outside the U.S., when compared to such indices at December 31, 2012. On an industry-wide basis, during the first quarter of 2013 the value of completed M&A transactions increased due to a few high value transactions, while the number of completed transactions decreased as compared to the same period last year. Restructuring volume and the number of corporate defaults also declined in the first quarter of 2013, as compared to the same period last year.

In early 2013, interest rates remain low and corporate cash balances remain high. Global macroeconomic conditions appear to be improving but remain uncertain, especially with respect to Europe. The breadth of our businesses has mitigated the impact of the European financial crisis. Although completed European M&A activity declined in the first quarter of 2013 and contributed to the revenue decrease in our Financial Advisory business, we believe other advisory opportunities, including opportunities for our Sovereign Advisory and Capital Raising businesses, may offset the slowdown. In our Asset Management business, most of LAM’s European clients are invested with LAM primarily outside of Europe. Many of those who are invested in Europe are invested in European fixed income, which has not had a significant impact on our Asset Management business. Nonetheless, the business situation in Europe remains challenging.

We intend to leverage our existing infrastructure to capitalize on any global macroeconomic recovery, any upturn in the M&A cycle, and any momentum in the global equity markets. We expect to generate revenue growth by remaining adequately staffed to capitalize on any macroeconomic recovery and deploying our intellectual capital to generate new revenue streams. We also remain focused on expense management and, in October 2012, announced a number of cost saving initiatives (the “cost saving initiatives”) relating to our operations. See “Cost Saving Initiatives” below and Note 14 of Notes to Condensed Consolidated Financial Statements.

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•	Financial Advisory – In the near- to mid-term, we expect that the U.S. macroeconomic environment likely will be the strongest of the developed economies. Certain legal decisions in the U.S. reinforce the importance of independent advice, and the global scale and breadth of our Financial Advisory business allows us to advise on large, complex cross-border transactions across a variety of industries. We continue to develop our range of advisory capabilities, in particular in Europe, with our Sovereign Advisory, Restructuring and Capital Raising businesses. In addition, we believe our businesses throughout the emerging markets, Japan and Australia position us for growth in these markets, while strengthening and distinguishing our relationships with clients in developed economies. We recently integrated our Brazilian operations based in São Paulo. We also established the Lazard Africa initiative, to leverage our sovereign and corporate expertise in the rapidly growing region, for our clients in both developed and developing countries.

•

Asset Management – Generally, we have recently seen increased investor demand across regions and investment platforms. In the short to intermediate term, we expect most of our growth will come from defined benefit and defined contribution plans in the developed economies because of their sheer scope and size. Over the longer term, we expect an increasing share of our AUM to come from the developing economies in Asia, Latin America and the Middle East, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Our global footprint is already well established in the developed economies and we expect our business in the developing economies will continue to expand. Given our globally diversified platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from growth that may occur in the asset management industry. We recently extended the global footprint of our Asset

Management business by opening new offices in Zurich and Singapore. We are continually developing and seeding new investment strategies that extend our existing platforms. Recent examples of growth initiatives include the following investment strategies: Emerging Market Debt, Core Emerging Markets Equity, Real Estate, Managed Volatility Strategies, Asian Equities and Global Trend Equity.

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

Overall, we continue to focus on the development of our business, including the generation of stable revenue and earnings growth and stockholder returns, the prudent management of our costs and expenses, the efficient use of our assets and the return of equity to our members.

Certain data with respect to our Financial Advisory and Asset Management businesses are included below.

Financial Advisory

As reflected in the following table, which sets forth global industry statistics for the first quarter of 2013 and 2012, the value of completed and announced M&A transactions increased compared to the first quarter of 2012, primarily due to a few high value transactions, while the number of completed and announced transactions decreased.

	Three Months Ended March 31,
	2013	2012	% Incr / (Decr)
	($ in billions)
Global Completed M&A Transactions:
Value	$499	$402	24%
Number	6,162	7,600	(19)%
Global Announced M&A Transactions:
Value	$510	$478	7%
Number	8,403	9,545	(12)%

Source:	Thomson Reuters as of April 9, 2013.

Global restructuring activity during the first quarter of 2013, as measured by the value of debt defaults, decreased from the corresponding period in 2012, with the number of issuers defaulting decreasing to 20 in the first quarter of 2013, according to Moody’s Investors Service, Inc., as compared to 24 in the corresponding period of 2012.

Asset Management

As shown in the table below, major equity market indices at March 31, 2013 generally increased when compared to such indices at December 31 and March 31, 2012.

	Percentage Changes March 31, 2013 vs.
	December 31, 2012	March 31, 2012
MSCI World Index	7%	10%
Euro Stoxx	–%	6%
MSCI Emerging Market	(2)%	–%
S&P 500	10%	11%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM and the nature of the AUM product mix. Accordingly, market movements, foreign currency volatility and changes in our AUM product mix will impact the level of revenues we receive from our Asset Management business when comparing periodic results. A substantial portion of our AUM is invested in equities, and market movements reflected in the changes in Lazard’s AUM during the period generally correspond to the changes in global equity market indices. Our AUM at March 31, 2013 increased 3% versus AUM at December 31, 2012 primarily due to market appreciation, and our average AUM for the first quarter of 2013 increased 14% as compared to our average AUM for the corresponding period of 2012.

Cost Saving Initiatives

In October 2012, we announced cost saving initiatives that we expected to result in approximately $125 million in annual savings from the compensation and non-compensation cost base at that time. Implementation began in the fourth quarter of 2012, with the goal of completion by the end of the second quarter of 2013.

The cost saving initiatives are intended to improve our profitability with minimal impact on revenue growth. The initiatives include: streamlining our corporate structure and consolidating support functions; realigning our investments into areas with potential for the greatest long-term return; and creating greater flexibility to retain and attract the best people and invest in new growth areas.

Most of the cost saving initiatives have been completed. In the first quarter of 2013, associated implementation expenses were approximately $26 million, and in the fourth quarter of 2012, associated implementation expenses were approximately $103 million, for a total of approximately $129 million.

As planned, we expect implementation of the initiatives to be finished by the end of the second quarter of 2013, which we expect will include additional cost savings that we have identified. We anticipate that the ratio of these additional cost savings to expenses will approximate the ratio expected for the initiatives currently underway. We expect that the expenses in the second quarter that are associated with the additional savings will not exceed the level of first-quarter 2013 expenses. We believe the full impact of all the savings will be reflected in our 2014 results.

See Note 14 of Notes to Condensed Consolidated Financial Statements.

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

Lazard’s Asset Management segment principally includes LAM, LFG and Edgewater. Asset Management net revenue is derived from fees for investment management and advisory services provided to clients. As noted above, the main driver of Asset Management net revenue is the level and product mix of AUM, which is generally influenced by the performance of the global equity markets and, to a lesser extent, fixed income markets, as well as Lazard’s investment performance, which impacts its ability to successfully attract and retain assets. As a result, fluctuations (including timing thereof) in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. Asset Management fees are generally based on the level of AUM measured daily, monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations, currency fluctuations, changes in product mix, or net client asset flows will result in a corresponding increase or decrease in management fees. The majority of our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In addition, as Lazard’s AUM includes significant amounts of assets that are denominated in currencies other than U.S. Dollars, changes in the value of the U.S. Dollar relative to foreign currencies will impact the value of Lazard’s AUM. Fees vary with the type of assets managed and the vehicle in which they are managed, with higher fees earned on equity assets, alternative investment funds, such as hedge funds and private equity funds, and lower fees earned on fixed income and cash management products.

The Company earns performance-based incentive fees on various investment products, including traditional products and alternative investment funds, such as hedge funds and private equity funds.

For hedge funds, incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks or thresholds. The Company records incentive fees on traditional products and hedge funds at the end of the relevant performance measurement period, when potential uncertainties regarding the ultimate realizable amounts have been determined. The incentive fee measurement period is generally an annual period (unless an account terminates during the year). The incentive fees received at the end of the measurement period are not subject to reversal or payback. Incentive fees on hedge funds generally are often subject to loss carryforward provisions in which losses incurred by the hedge funds in any year are applied against certain gains realized by the hedge funds in future periods before any incentive fees can be earned.

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

Although Corporate segment net revenue during the first quarter of 2013 represented (3)% of Lazard’s net revenue, total assets in the Corporate segment represented 57% of Lazard’s consolidated total assets as of March 31, 2013, which is attributable to investments in government bonds and money market funds, fixed income funds, alternative investment funds and other securities, private equity investments, cash and assets associated with LFB.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of previously granted deferred incentive compensation awards, including (a) share-based incentive compensation under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”) and (b) Lazard Fund Interests awards and other similar deferred compensation arrangements (see Note 12 of Notes to Condensed Consolidated Financial Statements), (iii) a provision for discretionary or guaranteed cash bonuses and profit pools and (iv) when applicable, severance payments. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our operating and financial performance, staffing levels, competitive pay conditions and the nature of revenues earned, as well as the mix between current and deferred compensation.

For interim periods, we use “adjusted compensation and benefits expense” and the ratio of “adjusted compensation and benefits expense” to “operating revenue,” both non-U.S. GAAP measures, for comparison of compensation and benefits expense between periods. For the reconciliations and calculations with respect to “adjusted compensation and benefits expense” and related ratios to “operating revenue,” see the table under “Consolidated Results of Operations” below.

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

Compensation and benefits expense is the largest component of our operating expenses. Our goal is for awarded compensation and benefits expense to rise at a slower rate than operating revenue growth, and if operating revenue declines, awarded compensation and benefits expense should also decline. In addition, we seek to maintain discipline with respect to the rate at which we award deferred compensation. Based on a similar level and mix of revenues from our business as in 2012 and a gradual improvement in the macroeconomic environment, we believe that over the cycle we can attain a ratio of awarded compensation and benefits expense to operating revenue in the mid-to-high-50s percentage range, which compares to 59.3% for the year ended December 31, 2012. While we have begun to implement initiatives, including the cost saving initiatives announced in October 2012 (see “Cost Saving Initiatives” above) that we believe will assist us in attaining a ratio within this range, there can be no guarantee that such a ratio will be attained or that our policies or initiatives will not change in the future. We may benefit from pressure on compensation costs within the financial services industry in future periods; however, increased competition for senior professionals, changes in the macroeconomic environment or the financial markets generally, lower operating revenue, changes in the mix of revenues from our businesses or various other factors could prevent us from attaining this goal.

Lazard’s operating expenses also include “non-compensation expense” (which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services and other expenses), amortization of intangible assets related to acquisitions and (i) in the 2012 period, the relevant portion of the expense relating to the first quarter 2012 staff reductions and (ii) in the 2013 period, the relevant portion of the expense relating to the implementation of the cost saving initiatives. Amortization of intangible assets relates primarily to the acquisition of Edgewater.

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

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
Net Revenue	$401,184	$480,528

Operating Expenses:
Compensation and benefits	277,726	338,303
Non-compensation	101,357	108,529
Amortization of intangible assets related to acquisitions	877	1,118

Total operating expenses	379,960	447,950

Operating Income	21,224	32,578
Provision for income taxes	3,022	4,834

Net Income	18,202	27,744
Less – Net Income Attributable to Noncontrolling Interests	2,097	2,179

Net Income Attributable to Lazard Group	$16,105	$25,565

Operating Income, As A % Of Net Revenue	5.3%	6.8%

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

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
Operating Revenue
Net revenue	$401,184	$480,528
Add (deduct):
Other interest expense (a)	21,887	22,114
Revenue related to noncontrolling interests (b)	(4,322)	(4,439)
Gains on investments pertaining to Lazard Fund Interests (c)	(3,725)	(2,767)

Operating revenue	$415,024	$495,436

(a)	Interest expense (excluding interest expense incurred by LFB) is added back in determining operating revenue because such expense is not considered to be a cost directly related to the revenue of our business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount.
(c)	Changes in the fair value of investments held in connection with Lazard Fund Interests and other similar deferred compensation arrangements that correspond to changes in the value of the related compensation liability, which is recorded within compensation and benefit expense, are excluded.

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
Adjusted Compensation and Benefits Expense
Total compensation and benefits expense	$277,726	$338,303
Deduct:
Noncontrolling interests (a)	(1,121)	(1,080)
Charges pertaining to Lazard Fund Interests (b)	(3,725)	(2,767)
Costs related to staff reductions (c)	–	(21,754)
Cost saving initiatives (c)	(24,671)	–

Adjusted compensation and benefits expense	$248,209	$312,702

Adjusted compensation and benefits expense, as a % of Operating Revenue	59.8%	63.1%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because, as is the case with operating revenue, Lazard has no economic interest in such amounts.
(b)	Changes in fair value of the derivative compensation liability recorded in connection with Lazard Fund Interests and other similar deferred compensation arrangements are excluded because such amounts correspond to the changes in the fair value of the underlying investments which are excluded from operating revenue.
(c)	Represents expenses related to the first quarter 2012 staff reductions and the cost saving initiatives announced by the Company in the fourth quarter of 2012 for (i) severance costs and benefit payments and (ii) the acceleration of unrecognized amortization expense of deferred incentive compensation previously granted to individuals whose employment was being terminated.

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
Adjusted Non-Compensation Expense
Total non-compensation expense	$101,357	$108,529
Deduct:
Noncontrolling interests (a)	(458)	(641)
Costs related to staff reductions (b)	–	(2,905)
Cost saving initiatives (b)	(1,651)	–

Adjusted non-compensation expense	$99,248	$104,983

Adjusted non-compensation expense, as a % of Operating Revenue	23.9%	21.2%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because, as is the case with operating revenue, the Company has no economic interest in such amounts.
(b)	Non-compensation costs associated with the first quarter 2012 staff reductions and the cost saving initiatives are excluded to enhance comparability of adjusted non-compensation expense between present, historical and future periods.

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
Earnings From Operations
Operating revenue	$415,024	$495,436
Deduct:
Adjusted compensation and benefits expense	(248,209)	(312,702)
Adjusted non-compensation expense	(99,248)	(104,983)

Earnings from operations	$67,567	$77,751

Earnings from operations, as a % of Operating Revenue	16.3%	15.7%

Certain additional key ratios and headcount information are set forth below:

	Three Months Ended March 31,
	2013	2012
As a % of Net Revenue, by Revenue Category:
Investment banking and other advisory fees	42%	57%
Money management fees	58	43
Interest income	1	1
Other	5	4
Interest expense	(6)	(5)

Net Revenue	100%	100%

	As Of
	March 31, 2013(a)	December 31, 2012(a)	March 31, 2012
Headcount:
Managing Directors:
Financial Advisory	146	151	149
Asset Management	76	75	79
Corporate	15	14	13
Other Employees:
Business segment professionals	1,097	1,108	1,085
All other professionals and support staff	1,132	1,165	1,204

Total	2,466	2,513	2,530

(a)	The full impact of recent headcount reductions relating to the cost saving initiatives will not be reflected until later in 2013, which impact could be offset in part by investments.

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

Three Months Ended March 31, 2013 versus March 31, 2012

The Company reported net income attributable to Lazard Group in the 2013 period of $16 million, as compared to net income of $26 million in the 2012 period. The changes in the Company’s operating results during these periods are described below.

Net revenue in the 2013 period decreased $79 million, or 17%, with operating revenue decreasing $80 million, or 16%, as compared to the 2012 period. Fee revenue from investment banking and other advisory activities decreased $105 million, or 39%, primarily due to decreases in M&A and Other Advisory fees and Restructuring fees. The decrease in M&A and Other Advisory fee revenue was primarily due to market conditions, significant fees earned in the 2012 period related to our sovereign advisory and middle market businesses and the timing of transaction closings. The decline in Restructuring revenue reflected high first-quarter 2012 revenue, which was driven by the closings of several large assignments in that period, as well as the industry-wide low level of corporate restructuring activity. Money management fees, including incentive fees, increased $27 million, or 13%, principally reflecting a $20 billion, or 14%, increase in average AUM as compared to the 2012 period. In the aggregate, interest income, other revenue and interest expense was substantially unchanged as compared to the 2012 period, as lower investment gains in the 2013 period were offset by a loss in the 2012 period on the sale of an intercompany receivable to a subsidiary of Lazard Ltd.

Compensation and benefits expense in the 2013 period decreased $61 million, or 18%, compared to the 2012 period. Factors contributing to the decrease included lower compensation costs driven by the decline in operating revenue, lower headcount in the 2013 period and reduced amortization expense associated with deferred incentive compensation awards related to 2008 deferred compensation (the “2008 grant”). The 2008 grant had a comparatively longer, four year vesting period and was fully vested as of March 1, 2013. Compensation and benefits expense in the 2013 period also included a $24 million charge related to cost saving initiatives, as compared to a $22 million charge in the 2012 period related to the staff reductions.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between interim periods as described above), was $248 million in the 2013 period, a decrease of $65 million, or 21%, when compared to $313 million in the 2012 period. The ratio of adjusted compensation and benefits expense to operating revenue was reduced to 59.8% for the 2013 period, as compared to 63.1% for the 2012 period. The first quarter 2013 ratio of adjusted compensation and benefits expense to operating revenue assumed, based on current market conditions, a ratio of awarded compensation and benefits expense to operating revenue of approximately 58.5% for the full year of 2013, as compared to 59.3% for the full year of 2012. As described above, when analyzing compensation and benefits expense on a full year basis, we believe that awarded compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years.

We currently expect that amortization of deferred incentive compensation awards will approximate $307 million for the full year of 2013, a decrease of $28 million as compared to $335 million for the year ended December 31, 2012. The expected reduction is primarily related to the full vesting of the 2008 grant in early 2013.

Non-compensation expense in the 2013 period decreased $7 million, or 7%, as compared to the 2012 period. Non-compensation expense in the 2013 period included a first quarter charge of $2 million related to the cost saving initiatives and, in the first quarter 2012, a charge of $3 million associated with the staff reductions. When excluding such charges, as well as non-compensation costs relating to noncontrolling interests, adjusted non-compensation expense in the 2013 period decreased $6 million, or 5%, primarily attributable to decreases in (i) marketing and business development expense associated with lower expenses for travel and (ii) deal-related costs, which were higher in the first quarter of 2012 as a result of transactions that closed in that period. Such decreases were partially offset by increased investments in technology and higher occupancy costs related to the amended lease and build-out of our Rockefeller Center facility. The ratio of adjusted non-compensation expense to operating revenue was 23.9% in the 2013 period versus 21.2% in the 2012 period, with the higher ratio in the 2013 period primarily attributable to lower operating revenue in the 2013 period compared to the 2012 period.

Amortization of intangible assets was substantially unchanged, as compared to the 2012 period.

Operating income in the 2013 period (including the $26 million charge described above relating to the cost saving initiatives) decreased $11 million, or 35%, as compared to operating income in the 2012 period (including the $25 million charge described above relating to the staff reductions). Operating income, as a percentage of net revenue, was 5.3%, as compared to 6.8% in the 2012 period.

Earnings from operations decreased $10 million, or 13%, when compared to the 2012 period, and, as a percentage of operating revenue, was 16.3% in the 2013 period, as compared to 15.7% in the 2012 period.

The provision for income taxes decreased $2 million, or 37%, when compared to the 2012 period, and reflected an effective tax rate of 14.2%, as compared to 14.8% for the 2012 period. The decrease in the effective tax rate is primarily reflective of the change in the geographic mix of earnings.

Net income attributable to noncontrolling interests remained substantially unchanged when compared to the 2012 period.

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

Financial Advisory

The following tables summarize the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
M&A and Other Advisory	$120,756	$192,611
Capital Raising	14,686	14,370

Total Strategic Advisory	135,442	206,981
Restructuring	33,020	70,215

Net Revenue	168,462	277,196
Operating Expenses(a)	216,908	249,897

Operating Income (Loss)	$(48,446)	$27,299

Operating Income (Loss), As A Percentage Of Net Revenue	(28.8)%	9.8%

(a)	In 2013, includes $22,015 associated with the implementation of the cost saving initiatives. Both periods include indirect support costs (including compensation and benefits expense and other operating expenses related thereto).

Net revenue trends in Financial Advisory for M&A and Other Advisory and Restructuring are generally correlated to the volume of completed industry-wide M&A transactions and restructuring transactions occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in non-public or sovereign advisory assignments. For example, the industry statistics for global M&A transactions described above reflect a 24% increase in the value of closings in the 2013 period as compared to the 2012 period, which was driven by a few high value transactions in the 2013 period, while the number of closings in the 2013 period decreased 19% as compared to the 2012 period. Our M&A and Other Advisory revenue (which includes Sovereign and Government Advisory revenue) decreased 37% in the 2013 period as compared to the 2012 period.

Certain Lazard fee and transaction statistics are set forth below:

	Three Months Ended March 31,
	2013	2012
Lazard Statistics:
Number of Clients With Fees Greater Than $1 Million:
Total Financial Advisory	44	64
M&A and Other Advisory	36	50
Percentage of total Financial Advisory net revenue from top 10 clients	34%	41%
Number of M&A transactions completed with values greater than $1 billion (a)	8	12

(a)	Source: Thomson Reuters as of April 9, 2013.

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

	Three Months Ended March 31,
	2013	2012
United States	60%	55%
Europe	33	41
Rest of World	7	4

Total	100%	100%

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

Three Months Ended March 31, 2013 versus March 31, 2012

Total Strategic Advisory net revenue, representing fees from M&A and Other Advisory and Capital Raising businesses, decreased $71 million, or 35%, and Restructuring revenue decreased $37 million, or 53%, as compared to the 2012 period.

M&A and Other Advisory revenue decreased $72 million, or 37%, with Capital Raising revenue substantially unchanged as compared to the 2012 period. The decrease in M&A and Other Advisory revenue was primarily due to market conditions, significant fees earned in the 2012 period related to our sovereign advisory and middle markets businesses and the timing of transaction closings. Our major clients, which in the aggregate represented a significant portion of our M&A and Other Advisory revenue for the first quarter of 2013, included Axtel S.A.B. de C.V, Cerberus Capital Management, EADS, Paradigm Precision, PPG Industries, Principal Financial Group, Sportingbet, Unilever and United Technologies.

Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings, distressed asset sales and advice on complex on- and off-balance sheet assignments. The decline in Restructuring revenue reflected high first-quarter 2012 revenue, which was driven by the closings of several large assignments. The decrease in Restructuring revenue in the 2013 period was generally in line with the continued industry-wide low level of corporate restructuring activity. Notable assignments completed in the 2013 period included assignments for A123 Systems, Eastman Kodak, Mediannuaire Holding, Indianapolis Downs and Italtel.

Operating expenses decreased $33 million, or 13%, as compared to the 2012 period. The primary contributors to the decrease were a reduction in amortization expense associated with the 2008 grant and lower levels of compensation and benefits expense as a result of the decrease in revenue, as well as headcount reductions related to the cost saving initiatives, lower deal-related costs, which were higher in the first quarter of 2012 as a result of transactions that closed in that period, and lower expenses for travel and market data. Such decreases were partially offset by a $22 million charge in the 2013 period related to the cost saving initiatives and higher occupancy costs related to the amended lease and build-out of our Rockefeller Center facility.

Financial Advisory operating loss in the 2013 period was $48 million (including the impact of the $22 million charge related to the cost saving initiatives), a decrease of $75 million as compared to operating income of $27 million in the 2012 period and, as a percentage of net revenue, was (28.8)% as compared to 9.8% in the 2012 period. Excluding the impact of such charge in the 2013 period, operating loss in the 2013 period was $26 million, a decrease of $54 million, as compared to operating income in the 2012 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	March 31, 2013	December 31, 2012
	($ in millions)
AUM:
International Equities	$39,871	$35,919
Global Equities	82,856	82,094
U.S. Equities	20,075	20,158

Total Equities	142,802	138,171

European and International Fixed Income	16,587	16,140
Global Fixed Income	2,938	3,011
U.S. Fixed Income	3,605	3,567

Total Fixed Income	23,130	22,718

Alternative Investments	4,591	4,600
Private Equity	1,301	1,398
Cash Management	141	173

Total AUM	$171,965	$167,060

Average AUM for the 2013 and 2012 periods is set forth below. Average AUM is generally based on an average of quarterly ending balances for the respective periods.

	Three Months Ended March 31,
	2013	2012
	($ in millions)
Average AUM	$170,665	$150,315

Total AUM at March 31, 2013 increased $5 billion, or 3%, as compared to total AUM of $167 billion at December 31, 2012, primarily due to market appreciation. Average AUM for the three month period ended March 31, 2013 was 14% higher than that for the three month period ended March 31, 2012. International, Global and U.S. equities represented 23%, 48% and 12% of total AUM at March 31, 2013, substantially unchanged from the respective percentages at December 31, 2012.

As of March 31, 2013, approximately 90% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 10% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, and was substantially unchanged from the corresponding percentages at December 31, 2012.

As of March 31, 2013, AUM denominated in foreign currencies represented approximately 63% of our total AUM, substantially unchanged from the corresponding percentage at December 31, 2012. Foreign denominated AUM generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens.

The following is a summary of changes in AUM for the 2013 and 2012 periods:

	Three Months Ended March 31,
	2013	2012
	($ in millions)
AUM—Beginning of Period	$167,060	$141,039
Net Flows (a)	(995)	(162)
Market and Foreign Exchange Appreciation	5,900	15,831

AUM—End of Period	$171,965	$156,708

(a)	Includes inflows of $9,092 and $5,308 and outflows of $10,087 and $5,470 for the 2013 and 2012 periods, respectively.

During the 2013 period, most of the inflows were attributable to Global, International and Emerging Market Equities and Emerging Markets Debt products, primarily due to increased investments in existing accounts. Most of the outflows in the 2013 period were attributable to Global Thematic, Emerging Markets and U.S. Equity products, due to withdrawals from existing accounts and accounts lost.

As of April 23, 2013, AUM was $171 billion, a $1 billion decrease since March 31, 2013. The decrease in AUM was due net outflows of $2 billion, partially offset by market and foreign exchange appreciation of $1 billion.

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
Revenue:
Management Fees	$219,992	$199,860
Incentive Fees	8,794	2,596
Other Income	15,239	12,071

Net Revenue	244,025	214,527
Operating Expenses(a)	155,077	160,490

Operating Income	$88,948	$54,037

Operating Income, As A Percentage of Net Revenue	36.5%	25.2%

(a)	In 2013, includes $235 associated with the implementation of the cost saving initiatives. Both periods include indirect support costs (including compensation and benefits expense and other operating expenses related thereto).

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended March 31,
	2013	2012
United States	52%	62%
Europe	35	26
Rest of World	13	12

Total	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended March 31, 2013 versus March 31, 2012

Asset Management net revenue increased $29 million, or 14%, as compared to the 2012 period. Management fees increased $20 million, or 10%, as compared to the 2012 period, reflecting a $20 billion, or 14%, increase in average AUM. Incentive fees increased $6 million, as compared to the 2012 period, primarily due to fees related to traditional investment products. Other revenue increased $3 million, or 26%, as compared to the 2012 period, primarily due to higher commissions as a result of increased market activity.

Operating expenses decreased $5 million, or 3%, as compared to the 2012 period, primarily due to a decrease in compensation and benefits expense.

Asset Management operating income in the 2013 period was $89 million, an increase of $35 million, or 65%, compared to operating income of $54 million in the 2012 period and, as a percentage of net revenue, was 36.5%, compared to 25.2% in the 2012 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
Interest Income	$2,259	$3,210
Interest Expense	(22,190)	(22,620)

Net Interest (Expense)	(19,931)	(19,410)
Other Revenue	8,628	8,215

Net Revenue (Expense)	(11,303)	(11,195)
Operating Expenses (a)	7,975	37,563

Operating Loss	$(19,278)	$(48,758)

(a)	Includes (i) in 2013, $4,072 associated with the implementation of the cost saving initiatives and (ii) in 2012, $24,659 relating to the staff reductions.

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended March 31, 2013 versus March 31, 2012

Net interest expense was substantially unchanged as compared to the 2012 period.

Other revenue was substantially unchanged as compared to the 2012 period, as lower investment gains in the 2013 period were offset by a loss in the 2012 period on the sale of an intercompany receivable to a subsidiary of Lazard Ltd.

Operating expenses in the 2013 period decreased $30 million, or 79%, compared to the 2012 period. The 2013 period included a charge of $4 million associated with the cost saving initiatives, while the 2012 period included a charge of $25 million related to staff reductions. Excluding the impact of such charges, operating expenses in the 2013 period decreased $9 million, or 70%, as compared to the 2012 period, primarily due to lower compensation and benefits expense as a result of the decrease in revenue, as well as headcount reductions relating to the cost saving initiatives, partially offset by increased investments in technology.

Cash Flows

The Company’s cash flows are influenced primarily by the timing of the receipt of Financial Advisory and Asset Management fees, the timing of distributions to members, payments of incentive compensation to managing directors and employees and purchases of Class A common stock. M&A, Other Advisory, and Asset Management fees are generally collected within 60 days of billing, while Restructuring fee collections may extend beyond 60 days, particularly those that involve bankruptcies with court-ordered holdbacks. Fees from our Private Fund Advisory activities are generally collected over a four-year period from billing and typically include an interest component.

The Company makes cash payments for, or in respect of, a significant portion of its incentive compensation during the first three months of each calendar year with respect to the prior year’s results. In addition, during the first quarter of 2013, the Company made cash payments, including severance payments, associated with the cost saving initiatives (see “Cost Saving Initiatives” above and Note 14 of Notes to Condensed Consolidated Financial Statements), and possible additional cash payments are expected in the second quarter of 2013.

Summary of Cash Flows:

	Three Months Ended March 31,
	2013	2012
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$18.2	$27.7
Noncash charges (a)	97.0	107.6
Other operating activities (b)	(189.6)	(234.3)

Net cash used in operating activities	(74.4)	(99.0)

Investing activities	(26.6)	(25.2)
Financing activities (c)	(148.5)	(28.3)
Effect of exchange rate changes	(15.9)	8.0

Net Decrease in Cash and Cash Equivalents	(265.4)	(144.5)
Cash and Cash Equivalents:
Beginning of Period	845.5	821.0

End of Period	$580.1	$676.5

(a) Consists of the following:

Depreciation and amortization of property	$8.1	$7.0
Amortization of deferred expenses, stock units and interest rate hedge	88.0	93.9
Amortization of intangible assets related to acquisitions	0.9	1.1
Loss on sale of intercompany receivable	–	5.6

Total	$97.0	$107.6

(b)	Includes net changes in operating assets and liabilities.
(c)	Consists primarily of purchases of shares of Class A common stock, settlements of vested restricted stock units (“RSUs”), distributions to members and noncontrolling interest holders and, in the 2012 period, proceeds from the sale of an intercompany receivable to a subsidiary of Lazard Ltd.

Liquidity and Capital Resources

The Company’s liquidity and capital resources are derived from operating activities, financing activities and equity offerings.

Operating Activities

Net revenue, operating income and cash receipts fluctuate significantly between quarters. In the case of Financial Advisory, fee receipts are generally dependent upon the successful completion of client transactions, the occurrence and timing of which is irregular and not subject to Lazard’s control.

Liquidity is significantly impacted by cash payments for, or in respect of, incentive compensation, a significant portion of which are made during the first three months of the year. As a consequence, cash on hand generally declines in the beginning of the year and gradually builds over the remainder of the year. We also pay certain tax advances during the year on behalf of our managing directors, which serve to reduce their respective incentive compensation payments. We expect this seasonal pattern of cash flow to continue. We expect liquidity also to be impacted by cash payments, including severance payments, associated with the cost saving initiatives (see “Cost Saving Initiatives” above and Note 14 of Notes to Condensed Consolidated Financial Statements), including possible additional cash payments during the second quarter of 2013.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, purchases of shares of Class A common stock and Lazard Group common membership interests and matters relating to liquidity and to compliance with regulatory net capital requirements. At March 31, 2013, Lazard had approximately $580 million of cash, with such amount including approximately $300 million held at Lazard’s operations outside the U.S.. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from its foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of March 31, 2013, Lazard had approximately $274 million in unused lines of credit available to it, including a $150 million, three-year, senior revolving credit facility with a group of lenders that expires in September 2015 (the “Credit Facility”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $64 million (at March 31, 2013 exchange rates) and Edgewater of $55 million. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

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

Financing Activities

The table below sets forth our corporate indebtedness as of March 31, 2013 and December 31, 2012. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

	Maturity Date	As of		Increase (Decrease)
		March 31, 2013	December 31, 2012
		($ in millions)
Senior Debt:
7.125%	2015	$528.5	$528.5	$–
6.85%	2017	548.4	548.4	–

Total Senior Debt		$1,076.9	$1,076.9	$–

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is owing to the lending bank group, the Credit Facility includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended March 31, 2013, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.89 to 1.00 and its Consolidated Interest Coverage Ratio being 8.11 to 1.00. In any event, no amounts were outstanding under the Credit Facility as of March 31, 2013.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At March 31, 2013, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Members’ Equity

At March 31, 2013, total members’ equity was $455 million, as compared to $529 million at December 31, 2012, including $380 million and $453 million attributable to Lazard Group on the respective dates. The net activity in members’ equity during the three month period ended March 31, 2013 is reflected in the table below (in millions of dollars):

Members’ Equity—January 1, 2013	$529

Increase (decrease) due to:
Net income	18
Amortization of share-based incentive compensation	71
Purchase of Class A common stock	(30)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $0.9	(116)
Distributions to noncontrolling interests, net	(3)
AOCI (including noncontrolling interests’ portion thereof)(a)	(14)

Members’ Equity—March 31, 2013	$455

(a) Includes:
Net foreign currency translation adjustments	$(12)
Employee benefit plans and other adjustments	(2)

Total	$(14)

In February 2011, October 2011, April 2012 and October 2012 the Board of Directors of Lazard Ltd authorized the repurchase of up to $250 million, $125 million, $125 million and $200 million, respectively, in aggregate cost of Class A common stock and Lazard Group common membership interests through December 31, 2012, December 31, 2013, December 31, 2013 and December 31, 2014, respectively. The Company’s prior share repurchase authorizations expired on December 31, 2009 and December 31, 2011, respectively. During the three month period ended March 31, 2013 Lazard Group repurchased 831,157 shares of Class A common stock, at an aggregate cost of $30 million (no Lazard Group common membership interests were purchased during such three month period). Furthermore, in order to help offset the dilutive effect of our share-based incentive compensation plans, during a given year Lazard intends to repurchase at least as many shares as it expects to ultimately issue pursuant to such plans in respect of year-end incentive compensation attributable to the prior year.

As of March 31, 2013, $124 million of the current share repurchase amount authorized as of such date remained available under the share repurchase program, all of which expires on December 31, 2014.

Under the terms of the 2005 Plan and the 2008 Plan, upon the vesting of RSUs, performance-based restricted stock units (“PRSUs”) and delivery of restricted Class A common stock, shares of Class A common stock may be withheld by the Company to meet the minimum statutory tax withholding requirements. In that regard, during the three month period ended March 31, 2013, the Company withheld $117 million to satisfy its withholding tax obligations for certain employees on vested RSUs and delivery of restricted Class A common stock in lieu of issuing 3,243,593 shares of Class A common stock.

The Company plans to continue to deploy excess cash and may do so in a variety of ways, including by repurchasing outstanding shares of Class A common stock, paying dividends to stockholders and repurchasing its outstanding debt.

See Note 11 and 12 of Notes to Condensed Consolidated Financial Statements for additional information regarding Lazard’s members’ equity and incentive plans, respectively.

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 17 of Notes to Condensed Consolidated Financial Statements for further information. These regulations differ in the U.S., the U.K., France and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see “Item 1. Business—Regulation” included in the Form 10-K.

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of March 31, 2013:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior Debt (including interest) (a)	$1,340,018	$75,218	$660,107	$604,693	–
Operating Leases (excluding $156,194 of sublease income)	1,037,748	78,842	147,672	133,178	678,056
Capital Leases (including interest)	19,286	3,086	5,615	10,585	–
Investment Capital Funding Commitments (b)	31,501	31,501	–	–	–

Total (c)	$2,428,553	$188,647	$813,394	$748,456	$678,056

(a)	See Note 9 of Notes to Condensed Consolidated Financial Statements.
(b)	See Note 5 of Notes to Condensed Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.
(c)	The table above excludes contingent obligations, as well as any possible payments for uncertain tax positions, given the inability to estimate the possible amounts and timing of any such payments. See

Notes 10, 12, 13 and 15 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes, respectively.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our consolidated financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with U.S. GAAP. The preparation of Lazard’s consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Lazard evaluates its estimates, including those related to revenue recognition, compensation liabilities, income taxes, investing activities and goodwill. Lazard bases these estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, including judgments regarding the carrying values of assets and liabilities, that are not readily apparent from other sources. Actual results may differ from these estimates.

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

The Company records tax positions taken or expected to be taken in a tax return based upon the amount that is more likely than not to be realized or paid, including in connection with the resolution of any related appeals or other legal processes. Accordingly, the Company recognizes liabilities for certain unrecognized tax benefits based on the amounts that are more likely than not to be settled with the relevant taxing authority. Such liabilities are evaluated periodically as new information becomes available and any changes in the amounts of such liabilities are recorded as adjustments to “income tax expense.” Liabilities of unrecognized tax benefits involve significant judgment and the ultimate resolution of such matters may be materially different from our estimates.

In addition to the discussion above regarding deferred tax assets and associated valuation allowances, as well as unrecognized tax benefit liability estimates, other factors affect our provision for income taxes, including changes in the geographic mix of our business, the level of our annual pre-tax income, transfer pricing and intercompany transactions.

See “Risk Factors” and Note 17 of Notes to Consolidated Financial Statements in our Form 10-K for additional information regarding income tax matters.

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

Data relating to net investments is set forth below (in millions of dollars):

	March 31, 2013(a)		December 31, 2012(a)
	$	%	$	%
Debt securities (b)	$7	2%	$6	1%
Equity securities (net of $3 of securities sold, not yet purchased, at March 31, 2013 and December 31, 2012) (c)	46	12	42	10
Alternative investment funds (d)	57	14	58	15
Debt funds (e)	18	5	20	5
Equity funds (f)	145	37	154	39
Private equity funds owned (g)	98	25	101	25
Other (h)	20	5	19	5

Net investments	$391	100%	$400	100%

Total assets	$2,790		$3,048

Net investments, as a percentage of total assets	14%		13%

(a)	Includes investments held in connection with Lazard Fund Interests and other similar deferred compensation arrangements granted, with an aggregate fair value of $97 million and $101 million at March 31, 2013 and December 31, 2012, respectively. The majority of the market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to such awards. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives.

(b)	Debt securities primarily consist of seed investments invested in debt securities held within separately managed accounts related to our Asset Management business and non-U.S. government debt securities.

(c)	Equity securities primarily consist of seed investments invested in marketable equity securities of large-, mid- and small-cap domestic, international and global companies held within separately managed accounts related to our Asset Management business.

At March 31, 2013 and December 31, 2012, investments in marketable equity securities were invested as follows:

	March 31, 2013	December 31, 2012
Percentage invested in:
Consumer	31%	31%
Financials	37	34
Energy	7	9
Industrial	12	12
Basic materials	6	7
Other	7	7

Total	100%	100%

(d)	The fair value of such interests reflects the pro-rata value of the ownership of the underlying securities in the funds. Such funds are diversified and may incorporate particular strategies; however, there are no investments in funds with a single sector strategy.

(e)	Debt funds primarily consist of seed investments in funds related to our Asset Management business, which invest in debt securities, and amounts related to Lazard Fund Interests discussed above.

(f)	Equity funds primarily consist of seed investments in funds related to our Asset Management business, which are invested in equity securities, and amounts relating to Lazard Fund Interests discussed above.

(g)	Comprised primarily of investments in private equity funds that are generally not subject to short-term market fluctuation, but may subject Lazard to market or credit risk. Private equity investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small-to mid-cap European companies; (ii) a private equity fund targeting significant noncontrolling investments in established public and private companies; (iii) Edgewater Growth Capital Partners III, L.P. a private equity fund primarily making growth equity and buyout investments in high-quality, lower middle market companies and (iv) COF 2, a Lazard-managed Australian private equity fund targeting Australasian mid-market investments.

(h)	Represents investments (i) accounted for under the equity method of accounting and (ii) private equity and other interests that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “members’ equity” on the consolidated statements of financial condition.

At March 31, 2013 and December 31, 2012, $112 million and $116 million, respectively, of our total investments at a fair value of $391 million and $400 million, respectively, or 29% and 29%, respectively, were classified as Level 3 assets. Substantially all of our Level 3 investments at both dates are priced based on NAV or its equivalent. During the three month periods ended March 31, 2013 and 2012, gains of approximately $1 million and $8 million, respectively, were recognized in “revenue-other” on the consolidated statement of operations pertaining to Level 3 investments.

For additional information regarding risks associated with our investments, see “Risk Factors—Other Business Risks—Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios” in our Form 10-K.

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

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness and specifically provide for exposures where we determine the receivables are impaired. At March 31, 2013, total receivables amounted to $566 million, net of an allowance for doubtful accounts of $23 million. As of that date, Financial Advisory and Asset Management fees, and customer and related party receivables comprised 65%, 13% and 22% of total receivables, respectively. At December 31, 2012, total receivables amounted to $583 million, net of an allowance for doubtful accounts of $23 million. As of that date, Financial Advisory and Asset Management fees, and customer and related party receivables comprised 69%, 9% and 22% of total receivables, respectively. At March 31, 2013 and December 31, 2012, the Company had receivables past due of approximately $25 million and $26 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit. At March 31, 2013 and December 31, 2012, customer receivables included $13 million and $14 million of LFB loans, respectively. Such loans are closely monitored for counterparty creditworthiness to help minimize exposure. In addition, as of

March 31 2013, LFB had commitments to lend totaling $22 million, which are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties and, in addition, LFB has in place concentration risk limits. At March 31, 2013, excluding inter-bank counterparties, LFB had no exposure to an individual counterparty that exceeded $22 million, with such amount being fully collateralized. With respect to activities outside LFB, as of March 31, 2013 the Company’s largest individual counterparty exposure was a Financial Advisory fee receivable of $12 million.

Risks Related to Derivatives

Lazard enters into interest rate swaps and foreign currency exchange contracts to hedge exposures to interest rates and currency exchange rates and uses equity and fixed income swap contracts to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $4 million and $1 million at March 31, 2013 and December 31, 2012, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to Lazard Fund Interests and other similar deferred compensation arrangements, amounted to $.5 million and $5 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to Lazard Fund Interests awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are currently expected to be delivered upon settlement of Lazard Fund Interests awards. Derivative liabilities relating to Lazard Fund Interests amounted to $159 million and $98 million at March 31, 2013 and December 31, 2012, respectively.

In addition, LFB enters into interest rate swaps, forward foreign exchange contracts and other derivative contracts to hedge exposures to interest rate and currency fluctuations on open positions that arise primarily from client activity. Such foreign currency and interest rate positions are subject to strict internal limits and, based on account balances as of March 31, 2013, the impact of potential significant movements in either the currency or interest rate markets on LFB’s positions would not materially affect the Company’s annual operating income.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and short-term investments generally have floating interest rates. Based on account balances as of March 31, 2013, Lazard estimates that its annual operating income relating to cash and short-term investments and corporate indebtedness would increase by approximately $6 million in the event interest rates were to increase by 1% and decrease by approximately $2 million if rates were to decrease by 1%.

As of March 31, 2013, the Company’s cash and cash equivalents totaled approximately $580 million. Substantially all of the Company’s cash and cash equivalents were invested in highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds) or in short-term interest earning accounts at a number of leading banks throughout the world, or in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

10.18*	Lazard Ltd’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.19*	Lazard Ltd’s 2008 Incentive Compensation Plan (incorporated by reference to Annex B to Lazard Ltd’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.20*	Lazard Ltd’s 2005 Bonus Plan (incorporated by reference to Exhibit 10.23 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.21*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to, and related Schedule I for, Scott D. Hoffman (incorporated by reference to Exhibit 10.26 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.22*	Form of First Amendment, dated as of May 7, 2008, to Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, for Scott D. Hoffman (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 9, 2008).

10.23*	Amendment, dated as of February 23, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005 and amended as of May 7, 2008, for Scott D. Hoffman (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 29, 2011).

10.24*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on April 11, 2005).

10.25*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between the Registrant and Alexander F. Stern (incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on March 2, 2009).

10.26*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, with Alexander F. Stern (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on March 23, 2010).

10.27*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, by and between the Registrant and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 333-126751) filed on March 1, 2010).

10.28*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, with Kenneth M. Jacobs (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on March 23, 2010).

10.29*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between the Registrant and Matthieu Bucaille (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 29, 2011).

10.30*	First Amendment, dated as of April 1, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, between the Registrant and Matthieu Bucaille (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 29, 2011).

10.31*	Amended and Restated Letter Agreement, effective as of January 1, 2004, between Vernon E. Jordan, Jr. and Lazard Fréres & Co. LLC (incorporated by reference to Exhibit 10.28 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.32*	Acknowledgement Letter, dated as of November 6, 2006 from the Registrant to certain managing directors of the Registrant modifying the terms of the retention agreements of persons party to the Amended and Restated Stockholders’ Agreement, dated as of November 6, 2006 (incorporated by reference to Exhibit 10.23 to the Registrant’s Quarterly Report (File No. 333-12675 1) on Form 10-Q filed on November 7, 2006).

10.33	Letter Agreement, dated as of March 15, 2005, from IXIS Corporate and Investment Bank to Lazard LLC and Lazard Ltd (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on March 21, 2005).

10.34	Registration Rights Agreement, dated as of May 10, 2005, by and among Lazard Group Finance LLC, the Registrant, Lazard Ltd and IXIS Corporate and Investment Bank (incorporated by reference to Exhibit 10.30 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005).

10.35*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.36*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.37*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 00 1-32492) filed on January 26, 2006).

10.38*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.41 to Lazard Ltd’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.39*	Form of Agreement evidencing a grant of Deferred Cash Award to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.42 to Lazard Ltd’s Annual Report (File No. 00 1-32492) on Form 10-K filed on March 2, 2009).

10.40*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.41*	First Amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to Lazard Ltd’s Annual Report (File No. 00 1-32492) on Form 10-K filed on March 1, 2007).

10.42	Agreement and Plan of Merger, dated as of August 14,2008, by and among Lazard Ltd, LAZ Sub I, Lazard Asset Management LLC and Lazard Asset Management Limited (incorporated by reference to Exhibit 2.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on August 15, 2008).

10.43	Senior Revolving Credit Agreement, dated as of September 25, 2012, among the Registrant, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.46 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 1, 2012).

10.44*	Form of Agreement evidencing a grant of Restricted Stock under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 30, 2010).

10.45*	Form of Agreement evidencing a grant of Lazard Fund Interests under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 29, 2011).

10.46*	Form of Agreement evidencing a grant of Restricted Stock Units and Restricted Stock to Executive Officers who are or may become eligible for retirement under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on May 2, 2012).

10.47*	First Amendment, dated as of August 2, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 15, 2005, between the Registrant and Ashish Bhutani (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No., 333-126751) on Form 10-Q filed on August 4, 2011).

10.48*	Second Amendment, dated as of October 24, 2012, to the Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, and amended on March 23, 2010, among the Registrant, Lazard Ltd and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.51 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 1, 2012).

10.49*	Second Amendment, dated as of March 14, 2013, to the Agreement Relating to Retention and Noncompetition and Other Covenants dated as of March 15, 2005 and amended on August 2, 2011, among the Registrant, Lazard Ltd and Ashish Bhutani.

10.50*	Second Amendment, dated as of March 14, 2013, to the Agreement Relating to Retention and Noncompetition and Other Covenants dated as of October 4, 2004 and amended on April 1, 2011, among the Registrant, Lazard Ltd and Matthieu Bucaille.

10.51*	Second Amendment, dated as of March 14, 2013, to the Agreement Relating to Retention and Noncompetition and Other Covenants dated as of May 4, 2005 and amended on May 7, 2008 and February 23, 2011, among the Registrant, Lazard Ltd and Scott D. Hoffman.

10.52*	Second Amendment, dated as of March 14, 2013, to the Agreement Relating to Retention and Noncompetition and Other Covenants dated as of October 4, 2004 and amended on March 23, 2010, among the Registrant, Lazard Ltd and Alexander F. Stern.

10.53*	Form of Agreement evidencing a grant of Performance-Based Stock Units under the 2008 Incentive Compensation Plan.

10.54*	Form of Agreement evidencing a grant of Lazard Fund Interests to Named Executive Officers under the 2008 Incentive Compensation Plan.

10.55*	Form of Agreement evidencing a grant of Restricted Stock Units to Named Executive Officers under the 2008 Incentive Compensation Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Matthieu Bucaille.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Matthieu Bucaille.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2013

LAZARD GROUP LLC

By:	/s/ Matthieu Bucaille
Name: Matthieu Bucaille
Title: Chief Financial Officer

By:	/s/ Dominick Ragone
Name: Dominick Ragone
Title: Chief Accounting Officer