Form 10-K/A
period 2013-12-31
Lazard Group LLC
filed 2014-03-25
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

333-126751

(Commission File Number)

Lazard Group LLC

(Exact name of registrant as specified in its Charter)

Delaware	51-0278097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 Rockefeller Plaza New York, NY	10112
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2014 (the “Form 10-K”), for the sole purpose of adding certain information required by the item of Form 10-K referenced below. This Form 10-K/A does not reflect events occurring after the date of the Form 10-K, nor does it modify or update the disclosures and information contained in the Form 10-K, in any way other than as described in this Explanatory Note. Accordingly, this Form 10-K/A must be read in conjunction with the Form 10-K and the registrant’s other filings made with the SEC subsequent to the filing of the Form 10-K.

Item and Description:

Item 11. Executive Compensation

The registrant is hereby amending and replacing in its entirety Item 11 in the Form 10-K to include such omitted information.

PART III

Item 11 Executive Compensation	1

SIGNATURES	40

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Lazard Ltd’s Compensation Committee, which is comprised entirely of independent directors, determined the 2013 compensation of our Named Executive Officers, or NEOs: Kenneth M. Jacobs, Chairman and Chief Executive Officer, or CEO; Ashish Bhutani, CEO of LAM; Matthieu Bucaille, Chief Financial Officer; Scott D. Hoffman, General Counsel; and Alexander F. Stern, Chief Operating Officer. To assist in finding important information within this Compensation Discussion and Analysis, we call your attention to the following sections:

2013 Business Performance Highlights	Page 1
2013 Compensation Highlights	Page 3
2013 Shareholder Advisory Vote Regarding Executive Compensation	Page 5
Our Compensation Philosophy and Objectives	Page 5
Design of Our Compensation Programs	Page 8
Compensation for Each of Our NEOs in 2013	Page 15

2013 Business Performance Highlights

As further discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, our Company performed well in 2013 and delivered strong results compared to 2012, despite volatile financial markets and relatively low levels of mergers and acquisitions, or M&A, and restructuring activity. We continued our progress toward the strategic goals that we announced in April 2012, many of which are reflected in the table below. We believe that our compensation philosophy and discipline, as successfully implemented by our NEOs during 2013, contributed to our strong performance.

Lazard Ltd’s Compensation Committee, or the Compensation Committee, focused, among other things, on the following selected consolidated financial information regarding Lazard Ltd in evaluating the performance of our NEOs and setting their incentive compensation—that is, all compensation beyond their base salary—for 2013.

Lazard Ltd Selected Consolidated Financial Information

($ in millions)

	2013	2012	2011
Operating Revenue (1)	$2,034	$1,971	$1,884
% Growth	3%	5%

Awarded Compensation Expense (1)	$1,187	$1,171	$1,169
% of Operating Revenue	58%	59%	62%
% Growth	1%	—

Adjusted Non-Compensation Expense (1)	$409	$421	$400
% of Operating Revenue	20%	21%	21%

Operating Income (based on Awarded Compensation Expense) (2)	$438	$379	$315
Operating Margin (based on Awarded Compensation Expense) (3)	22%	19%	17%
% Growth	16%	12%

Earnings from Operations (1)	$428	$332	$316
Operating Margin (based on Earnings from Operations) (4)	21%	17%	29%
% Growth	29%	5%

Return of Capital (5)	$416	$540	$375

Total Shareholder Return (1-Year) (6)	55%	19%	(32%)

Endnotes to this Compensation Discussion and Analysis are located on page 24.

Lazard Ltd Selected 2013 Business Performance Highlights

•	Lazard Ltd achieved record annual operating revenue of $2,034 million in 2013, driven by a record year in our Asset Management business and a strong second half in our Financial Advisory business.

•

Our Financial Advisory business’s operating revenue in 2013 was $981 million, down 7% from 2012. Operating revenue for the M&A and Other Advisory divisions of our Financial Advisory business during the second half of 2013 was up 27% over the first half of 2013.

•

Our Asset Management business’s operating revenue in 2013 was a record $1,024 million, up 16% from 2012, and assets under management as of December 31, 2013 reached a record of $187 billion, up 12% from the record previously set at December 31, 2012.

•

Notwithstanding the 3% increase in Lazard Ltd’s operating revenue in 2013 compared to 2012, and the 8% increase in Lazard Ltd’s operating revenue in 2013 compared to 2011, Lazard Ltd’s 2013 awarded compensation expense increased by only 1% compared to 2012 and 2% compared to 2011. Lazard Ltd’s 2013 awarded compensation ratio decreased to 58%, from 59% in 2012 and 62% in 2011.

•

Lazard Ltd’s operating income based on awarded compensation was $438 million in 2013, up 16% from 2012, and Lazard Ltd’s 2013 operating margin based on awarded compensation, or the awarded operating margin, increased to 22%, compared to 19% in 2012 and 17% in 2011.

•

We increased the estimated annual savings associated with the cost saving initiatives that we announced in October 2012, which we refer to as the cost saving initiatives, by approximately 28%. More than two-thirds of the estimated savings were reflected in our 2013 results. Expenses associated with the implementation of the cost saving initiatives were completed at the end of the second quarter of 2013.

•

In the fourth quarter of 2013, we refinanced a portion of our outstanding debt in order to reduce both our total annual interest expense and our total debt level, and to significantly extend the maturity of approximately half of the Company’s corporate indebtedness to 2020. We expect related interest expense savings of approximately $16 million in 2014.

•	In April 2013 and January 2014, Lazard Ltd’s Board of Directors voted to increase the quarterly dividend on Lazard Ltd’s Class A common stock by 25% and 20%, respectively.

•	Lazard Ltd paid a special dividend on Lazard Ltd’s Class A common stock during the fourth quarter of 2013.

•

During 2013, Lazard Ltd returned $416 million of capital to shareholders by paying $123 million in dividends on Lazard Ltd’s Class A common stock, repurchasing $161 million of Lazard Ltd’s Class A common stock, and paying $132 million in satisfaction of employee tax obligations in lieu of new (and dilutive) share issuances upon vesting of equity grants.

•	Lazard Ltd’s share repurchases during 2013 more than offset the potential dilutive effect of equity awards granted in February 2013.

2013 Compensation Highlights

•

Notwithstanding the 3% increase in Lazard Ltd’s operating revenue in 2013 compared to 2012, and the 8% increase in Lazard Ltd’s operating revenue in 2013 compared to 2011, Lazard Ltd’s 2013 awarded compensation expense increased by only 1% compared to 2012 and 2% compared to 2011. Lazard Ltd’s 2013 awarded compensation ratio decreased to 58%, from 59% in 2012 and 62% in 2011.

•

Notwithstanding the 16% increase in Lazard Ltd’s awarded operating margin during 2013 and Lazard Ltd’s other accomplishments, total 2013 awarded compensation for our CEO increased 6% compared to 2012 and only 1% compared to 2011. Total 2013 awarded compensation for all of our NEOs increased 7% compared to 2012 and only 1% compared to 2011.

•

77% to 93% of each NEO’s 2013 awarded compensation was paid in the form of performance-based compensation. As further discussed under “Compensation for Each of Our NEOs in 2013” below, the Compensation Committee granted this compensation after evaluating each NEO’s performance in light of Lazard Ltd’s financial results, including Lazard Ltd’s achievement of pre-determined goals set in early 2013 and Lazard Ltd’s progress toward key strategic objectives set in early 2012.

•

Approximately 60% of 2013 awarded compensation for Mr. Jacobs, and at least 56% of 2013 awarded compensation for Messrs. Bucaille, Hoffman and Stern, was paid in the form of performance-based restricted stock units, or PRSUs, which vest three years after the grant date based on both the achievement of three-year forward-looking performance goals and satisfaction of service conditions.

•

PRSUs completely replaced restricted stock units, or RSUs, which are similar to PRSUs but are only subject to service-based vesting conditions, as a vehicle for providing Messrs. Bucaille, Hoffman and Stern with long-term incentive compensation for 2013. Consistent with the prior year, Mr. Jacobs received all of his long-term incentive compensation for 2013 in the form of PRSUs.

•

Approximately 33% of 2013 awarded compensation for Mr. Bhutani was paid in the form of PRSUs. An additional 17% of 2013 awarded compensation for Mr. Bhutani was paid in the form of Lazard Fund Interests, or LFIs. LFIs are subject to service-based vesting conditions, and their ultimate value will directly depend upon the long-term performance of the relevant underlying investment funds managed by our Asset Management business.

•

We refined the structure of our PRSU award program based on feedback from Lazard Ltd’s shareholders and other interested parties and our commitment to excellence in compensation governance. See “PRSU Award Refinements” below.

•

Based on the refinement of our PRSU award program, and each NEO’s commitment to Lazard Ltd’s shareholders and dedication to our Company, each NEO voluntarily agreed to modify the PRSU award that he was granted in 2013 in order to impose a new performance metric that increases the difficulty of achieving the maximum potential payout under the PRSU award. See “PRSU Award Refinements” below.

•

We entered into amended retention agreements with each of our NEOs between October 2012 and March 2013 which, among other changes, eliminated all remaining excise tax gross-up provisions and reduced the change in control severance to which the NEOs were previously entitled.

•

Mr. Jacobs has voluntarily agreed to waive his rights to be treated as retirement eligible in September 2014 for purposes of his RSUs and PRSUs, demonstrating Mr. Jacobs’ dedication to our Company. Instead, Mr. Jacobs will not become retirement eligible until his current contract expires on March 31, 2016.

PRSU Award Refinements

•

Based on feedback from Lazard Ltd’s shareholders and other interested parties, input from an independent compensation consultant and our commitment to excellence in compensation governance, the Compensation Committee and our NEOs reviewed our PRSU award program during 2013 and early 2014.

•

As a result of this comprehensive review, we refined our PRSU award program in several ways that are important to Lazard Ltd’s shareholders. See “Design of Our Compensation Programs—Performance-Based Incentive Compensation—PRSU Awards” below.

•

In connection with our commitment to compensation cost discipline, we reduced by 33% the maximum potential payout under PRSU awards granted in 2014, to two times the target number of shares of Lazard Ltd’s Class A common stock subject to the awards. The PRSU awards granted in 2013 originally involved a maximum potential payout equal to three times the target number of shares of Lazard Ltd’s Class A common stock subject to the awards.

•

In order to support the evolution of an excellent and consistent PRSU award program, and based on their dedication to Lazard Ltd’s shareholders and our Company, each NEO voluntarily agreed to amend the PRSU award that he previously received in 2013. Pursuant to the amendments, the maximum potential payout under the PRSU awards is subject to achievement of an additional performance metric, such that the PRSU awards will only vest above two times the target level if Lazard Ltd’s operating revenue substantially increases in 2014.

•

We extended the vesting schedule of PRSU awards granted in 2014, which will vest on a single date three years following the date of grant based on both the achievement of forward-looking performance goals over those three years and satisfaction of service conditions. The PRSU awards granted in 2013 vest 33% two years, and 67% three years, after the grant date.

•

We refined the way we measure several elements of the performance metrics applicable to the PRSU awards granted in 2014, generally making it even more challenging to achieve payouts under the PRSU awards.

•

We established a fully prospective three-year performance period in respect of the performance metrics applicable to PRSU awards granted in 2014. Unlike the PRSU awards granted in 2013, for which the performance period began in 2012, for these awards, the performance period begins to run in 2014, which is the fiscal year in which the PRSU awards were granted.

As exemplified by our compensation practices in 2013, we remain committed to our long-term goal of limiting increases in our firm-wide awarded compensation expense. Our goal remains to grow firm-wide awarded compensation expense at a slower rate than the rate of Lazard Ltd’s operating revenue growth. We have maintained control on compensation costs and applied a consistent compensation deferral policy for our NEOs and other employees, which advances our goals of retaining and attracting talented individuals, paying for performance and managing our compensation costs over time.

As illustrated by the chart below, we have also applied our discipline on compensation expense to our NEOs.

(a)	NEO SCT Compensation refers to total compensation as reported in the “Total” column of the “Summary Compensation Table” below. Total 2013 compensation for our CEO, as reported in the “Total” column of the “Summary Compensation Table” below, decreased 3% compared to 2012 and 31% compared to 2011.

Lazard Ltd’s 2013 Shareholder Advisory Vote Regarding Executive Compensation

Refining our Improved Compensation Programs

•	In April 2013, 97% of the votes cast by Lazard Ltd’s shareholders were voted in favor of Lazard Ltd’s executive compensation for 2012.

•

The Compensation Committee and our NEOs viewed the vote as strong support in favor of our compensation programs, but have nonetheless continued to refine our compensation programs based on our commitment to excellence in compensation governance. In that regard, we have discussed our compensation programs with many of Lazard Ltd’s shareholders and other parties since the distribution of Lazard Ltd’s March 2013 proxy statement in order to better understand their views regarding our compensation programs. Those views have informed our decisions with respect to our compensation programs.

•

Notwithstanding the 3% increase in Lazard Ltd’s operating revenue in 2013 compared to 2012, and the 8% increase in Lazard Ltd’s operating revenue in 2013 compared to 2011, Lazard Ltd’s 2013 awarded compensation expense increased by only 1% compared to 2012 and 2% compared to 2011. Lazard Ltd’s 2013 awarded compensation ratio decreased to 58%, from 59% in 2012 and 62% in 2011.

•

Notwithstanding the 16% increase in Lazard Ltd’s awarded operating margin during 2013, total 2013 awarded compensation for our CEO increased 6% compared to 2012 and only 1% compared to 2011. Total 2013 awarded compensation for all of our NEOs increased 7% compared to 2012 and only 1% compared to 2011.

•

As discussed above, the Compensation Committee refined several aspects of the PRSU awards granted in 2014 and increased the portion of total NEO awarded compensation tied directly to the achievement of three-year forward-looking performance goals.

•

The Compensation Committee refined the structure of its NEO evaluation and compensation decision-making process. The Compensation Committee increased its focus on pre-defined firm-wide financial goals and Lazard Ltd’s progress toward key strategic metrics in determining the amount of incentive compensation awarded to our NEOs. This enhanced the link between our NEOs’ compensation and Lazard Ltd’s performance and achievements in these areas.

Our Compensation Philosophy and Objectives

We Strive to Retain and Attract Talented Individuals. Our people are our most important asset. It is imperative to continue to retain, attract and motivate executives and professionals of the highest quality and effectiveness, especially given the uneven economic recovery worldwide and the current regulatory environment.

•

We prudently invest in human capital. Our compensation programs focus on retaining and attracting proven senior professionals who have strong client relationships, valuable industry expertise and demonstrated money management skills, and who understand our culture and the needs of our business. The Compensation Committee is committed to awarding these individuals levels of compensation that are commensurate with the value that they bring to the Company and appropriate in light of competitive compensation considerations.

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

•

Most of the compensation we pay is based on performance. Compensation for each of our NEOs, managing directors and other senior professionals is viewed on a total compensation basis and then subdivided into two primary categories: base salary and incentive compensation. Our annual performance-based incentive compensation awards generally include cash bonuses, deferred cash awards, PRSUs, RSUs, restricted shares of Lazard Ltd’s Class A common stock, or restricted stock, and LFIs.

•

Performance-based incentive compensation is the principal component of our compensation strategy. We have tailored our compensation programs so that incentive compensation can be highly variable from year to year. Incentive compensation is awarded based on Lazard Ltd’s financial results in the immediately preceding fiscal year, as well as each individual’s contribution to those results and to the Company’s development, including business unit performance. We also consider competitive compensation practices in the financial services industry, as well as the views of Lazard Ltd’s shareholders.

•

Lazard Ltd granted long-term awards with multi-year vesting horizons and value that fluctuates with performance. The RSUs, PRSUs, restricted stock and LFIs awarded to our NEOs, as applicable, and employees align the interests of our NEOs and employees with the interests of our equityholders—and link the value of these awards to performance—as the value that each individual realizes upon vesting depends, for restricted stock, RSUs and PRSUs, on the long-term performance of Lazard Ltd’s Class A common stock and, in the case of PRSUs, on the performance of Lazard Ltd’s business as measured against specific performance goals and, for LFIs, on the performance of investment funds managed by our Asset Management business. Additionally, by subjecting such awards to service-based vesting conditions, they also help to retain our NEOs and employees, giving Lazard Ltd’s shareholders the stability of highly productive, experienced management and employees who help to perpetuate our strong firm culture.

•

Lazard Ltd granted at-risk, forward-looking, performance-based long-term incentive awards. In 2012, in order to establish another link between the payout of long-term incentive awards and the performance of our business, the Compensation Committee adopted a new long-term incentive program, the LTIP program, under which it planned to grant at-risk performance-based awards that were based on three-year forward-looking performance metrics and that could involve potential payouts equal to zero. In March 2013, the Compensation Committee refined the LTIP program to, among other things, simplify the previously announced performance metrics applicable to awards and update the scoring ranges and references by which these metrics were evaluated. At that time, the Compensation Committee determined to utilize PRSUs for purposes of award grants. In February 2014, the Compensation Committee further refined the PRSU program with respect to PRSU awards granted in 2014 by reducing the maximum potential payout, extending the vesting schedule, increasing the scoring requirements with respect to certain performance metrics and establishing a fully prospective three-year performance period. See “Design of Our Compensation Programs—Performance-Based Incentive Compensation—PRSU Awards” below.

We are Committed to Compensation Governance and Independence. The Compensation Committee, which determines and oversees our compensation philosophy, is committed to ensuring that our compensation programs conform to our pay-for-performance paradigm.

•

Lazard Ltd maintains an independent Compensation Committee. The Compensation Committee is comprised solely of independent directors. In October 2012, Lazard Ltd’s Board of Directors rotated the independent chairman of the Compensation Committee.

•

The Compensation Committee continually reassesses our compensation programs. The Compensation Committee monitors the effectiveness of our compensation programs throughout the year, and performs a specific annual reassessment of the programs in the first quarter of each year in connection with year-end compensation decisions.

•

The Compensation Committee engages an independent compensation consultant. The Compensation Committee has directly and independently engaged Compensation Advisory Partners, or CAP, a compensation consulting firm, to assist it with compensation analyses, including through the use of compensation data of certain of our competitors. CAP performs no work for the Company or Lazard Ltd other than advising the Compensation Committee with respect to compensation matters and Lazard Ltd’s Nominating & Governance Committee with respect to the compensation of the independent members of Lazard Ltd’s Board of Directors. The Compensation Committee has concluded that none of CAP’s work to date has raised any conflicts of interest.

•

Lazard Ltd conducts an annual shareholder advisory vote regarding executive compensation. We value Lazard Ltd’s shareholders’ views regarding many topics, including compensation for our NEOs. Lazard Ltd’s shareholders asked Lazard Ltd to annually solicit their feedback on our compensation programs, and Lazard Ltd holds an annual advisory vote regarding executive compensation. As demonstrated by our actions, the Compensation Committee strongly considers the results of the vote, as well as related feedback provided by shareholders, as part of its annual assessment of our compensation programs. Lazard Ltd encourages its shareholders to engage with the firm throughout the year in constructive dialogue regarding our compensation programs.

•

Lazard Ltd has an anti-hedging policy, stock ownership guidelines and a clawback policy. Lazard Ltd has an anti-hedging policy applicable to our NEOs. Lazard Ltd also has robust stock ownership guidelines and a compensation clawback policy, both of which are applicable to our NEOs. See “Design of Our Compensation Programs—Other Features” below.

Executive Compensation Practices

What We Do

✓

Pay for Performance. We tie pay to performance. A substantial majority of the compensation we pay to our NEOs is not guaranteed. We review financial results and goals for the Company, as well as individual achievement, in determining NEO compensation. We grant performance-based equity awards, including awards based on transparent, objective, three-year forward-looking payout metrics.

✓

Apply Multi-Year Vesting to Equity Awards. The PRSUs granted to our NEOs for 2013 compensation vest approximately three years after the grant date, assuming satisfaction of the performance goals and the service conditions. The LFIs granted to Mr. Bhutani for 2013 compensation vest approximately 33% two years, and 67% three years, after the grant date, assuming satisfaction of the service conditions.

✓

Utilize Stock Ownership Guidelines. Lazard Ltd has clear stock ownership guidelines, which all of our NEOs exceed. In addition, our directors receive a majority of their annual compensation in the form of DSUs, which are not settled, and therefore remain invested in Lazard Ltd, until the director leaves Lazard Ltd’s Board of Directors.

✓	Employ Clawback and Anti-Hedging Policies. Lazard Ltd has compensation clawback and anti-hedging policies applicable to our NEOs.

✓	Apply Reasonable Post-Employment / Change in Control Provisions. In late 2012 and early 2013, we reduced the severance payable following a change in control under all NEO retention agreements.

✓	Apply Double-Trigger Vesting. Equity-based incentive awards granted to our NEOs for 2012 compensation and thereafter will not automatically vest upon a change in control.

✓

Have a Lead Director and a High Proportion of Independent Directors. 80% of the members of our Board of Directors are independent, and all members of the Committees of Lazard Ltd’s Board of Directors, including the Compensation Committee, are independent directors. In addition, our Board of Directors has a Lead Director, who is an independent member of the Board of Directors and a member of all Committees of Lazard Ltd’s Board of Directors, including the Compensation Committee.

✓

Retain an Independent Compensation Consultant. The Compensation Committee consults with CAP, its independent compensation consultant, in connection with our compensation programs generally and NEO compensation specifically.

✓	Engage in Shareholder Outreach. Lazard Ltd proactively engages with its shareholders and other interested parties to discuss our compensation programs and objectives.

✓

Utilize Structured NEO Compensation Process. The Compensation Committee employs a structured evaluation and decision-making process, which involves a focus on Lazard Ltd’s financial results, the Company’s progress regarding key strategic metrics and the Company’s performance with respect to specific pre-defined financial goals identified by the Compensation Committee at the beginning of the year.

✓	Mitigate Undue Risk. We do not believe that our compensation programs create risks that are reasonably likely to have a material adverse effect on the Company.

✓

Offset Equity Award Dilution. We monitor the potentially dilutive impact of the equity component of our compensation programs and seek to offset that impact by repurchasing shares of Lazard Ltd’s Class A common stock.

What We Don’t Do

X	No Excise Tax Gross-Ups Upon Change in Control. We do not provide excise tax gross-ups to our NEOs in connection with change in control severance payments.

X	No Guaranteed Bonuses. We do not provide guaranteed bonuses to any of our NEOs. Other than base salaries, none of our NEOs’ compensation for 2013 was guaranteed. Instead, all such compensation was at risk based on performance.

X	No Hedging Transactions or Short Sales. We prohibit our NEOs from entering into hedging transactions or short sales in respect of Lazard Ltd’s Class A common stock.

Design of Our Compensation Programs—Base Salary

Base Salary. Base salaries are intended to reflect the experience, skill and knowledge of our NEOs, managing directors and other senior professionals in their particular roles and responsibilities, while retaining the flexibility to appropriately compensate for fluctuations in performance, both of the Company and the individual.

•

Base salaries are approved by the Compensation Committee. During 2013, each of our NEOs was a party to a retention agreement with the Company that provided for a minimum annual base salary during the term of the agreement. Base salaries for our NEOs and any subsequent adjustments thereto are reviewed and approved by the Compensation Committee annually, after consultation with the independent compensation consultant. For 2013, the Compensation Committee determined to maintain base salaries at the minimum level set forth in the retention agreements. See “Retention Agreements with our NEOs” below.

•

Base salaries are the only component of our NEOs’ compensation that is not tied to performance. As further described below under “Design of our Compensation Programs—Performance-Based Incentive Compensation”, all other forms of compensation that we pay to our NEOs are at risk and linked to performance.

•

Base salaries represent a small proportion of total NEO compensation. As described below under “Compensation for Each of Our NEOs in 2013”, a substantial majority of the compensation that we pay to our NEOs is performance-based compensation.

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

PRSU Awards. PRSUs are restricted stock units that are subject to both performance-based and service-based vesting conditions.

•

PRSU awards are performance-based awards that support the generation of shareholder value. We believe PRSU awards support the generation of shareholder value by aligning the long-term interests of our NEOs with those of Lazard Ltd’s shareholders. Because the amount an individual realizes upon the vesting of PRSUs directly depends on the performance of our business, as well as the value of Lazard Ltd’s Class A common stock at that time, each individual who receives a PRSU award becomes, economically, a long-term shareholder of Lazard Ltd, with interests aligned with the interests of other such shareholders.

•

PRSU awards subject the NEOs to risk of total loss of a critical component of annual compensation. PRSU awards supplement our existing risk-based long-term incentive compensation programs by subjecting a substantial proportion of the total compensation payable to each of the NEOs for a given year (approximately 60% of the 2013 awarded compensation for our CEO and 33%-60% of the 2013 awarded compensation for our other NEOs) to full risk of loss based upon the long-term financial performance of our business, measured against objective, pre-established performance goals.

•

PRSU awards involve a transparent payout mechanism. PRSU awards advance our goal of implementing transparent compensation practices. The performance metrics that must be satisfied in order for PRSUs to vest are tied to factors that we consider to be critical measures of our success and our ability to build value for Lazard Ltd’s shareholders. Importantly, the financial information that is used in measuring Lazard Ltd’s performance with respect to these metrics is available, including through Lazard Ltd’s annual earnings releases. PRSUs allow Lazard Ltd’s shareholders to know, in advance, how this substantial component of compensation for the NEOs will be measured and paid.

•

Payouts under PRSU awards are based on objective financial metrics. The number of shares of Lazard Ltd’s Class A common stock that a recipient will realize upon vesting of a PRSU award will be calculated by reference to financial metrics that were chosen because they are indicative of Lazard Ltd’s overall performance, rather than individual performance, both on an absolute and a relative basis. These metrics rely on criteria such as revenue growth, returns to Lazard Ltd’s shareholders and operating leverage. At the measurement times, each of the metrics is assigned a score based on Lazard Ltd’s performance. Such scores are generally weighted evenly over the performance period, with the ultimate level of payout for the awards determined by reference to the weighted numeric score, subject in the case of a score above 2.0 to downward adjustments, as described below. PRSU awards look to pre-established metrics of Lazard Ltd’s performance and link payout directly to scores awarded for such metrics.

•

Payouts under PRSU awards will depend on long-term financial performance and could be equal to zero. The target number of shares of Lazard Ltd’s Class A common stock subject to each PRSU is one. Based on the achievement of performance criteria, as confirmed by the Compensation Committee, the number of shares of Lazard Ltd’s Class A common stock that may be received in connection with each PRSU will range from zero to two times the target number (or, in the case of PRSU awards granted in 2013, in the event of a substantial increase in Lazard Ltd’s 2014 operating revenue, three times the target number). PRSUs granted in 2014 in respect of 2013 compensation are contingent on Lazard Ltd’s performance over the three-year period beginning on January 1, 2014 and ending on December 31, 2016. Unless threshold performance levels are satisfied during this period, all such PRSUs will be forfeited, and the NEOs will not be entitled to any payments with respect to such awards.

•

Payouts under PRSU awards are determined, in part, by reference to the performance of our peers. As further discussed below, the financial metrics used to calculate payouts under PRSU awards include a relative measure. By including this measure, the Compensation Committee intended that Lazard Ltd’s performance be judged against what its competitor companies were able to accomplish under the same general market conditions during the performance period.

•

PRSU awards help retain our NEOs. PRSU awards also serve as an important retention mechanism by subjecting a significant portion of each NEO’s compensation to forfeiture if he leaves the firm prior to the vesting date. As a result, we believe our NEOs have a demonstrable and significant interest in remaining with the Company and increasing Lazard Ltd’s shareholder value over the long term.

•

PRSU awards also include service-based vesting criteria. PRSU awards are typically made following Lazard Ltd’s year-end earnings release. This year, PRSUs were granted to each of our NEOs on February 20, 2014. The target number of shares of Lazard Ltd’s Class A common stock that are subject to the PRSUs that were granted to an NEO was determined in the same way that the number was derived for all of the firm’s employees, by dividing the dollar amount allocated to be granted to the NEO as a PRSU award (at the target payout level) by the average closing price of Lazard Ltd’s Class A common stock on the NYSE on the five trading days ending on February 11, 2014 ($43.35). The PRSUs granted on February 20, 2014 will vest on or around March 1, 2017, assuming satisfaction of the performance conditions and service-based vesting conditions. The PRSUs will not automatically vest in the event of a change in control, but rather will require a subsequent qualifying termination in order to be eligible for accelerated vesting, with certain variations to reflect the impact of a termination of employment or a change in control on performance conditions. See “Compensation of Executive Officers—Potential Payments Upon Termination or Change in Control” below. In exchange for their PRSU awards, our NEOs agreed to restrictions on their ability to compete with the Company or to solicit our clients and employees, which protect the Company’s intellectual and human capital. In the event Lazard Ltd declares ordinary cash dividends on Lazard Ltd’s Class A common stock during the time the PRSUs are outstanding, our NEOs will receive a number of RSUs equivalent in value to the amount of such dividends with respect to the target number of shares subject to such PRSUs. These RSUs will not be subject to vesting based on the performance conditions, but will be subject to the service conditions of the underlying PRSUs.

•

PRSUs advance our pay-for-performance paradigm. By coupling the potential value of the PRSUs with Lazard Ltd’s degree of financial success, we believe we have created another strong link between value realized by Lazard Ltd’s shareholders and value to the NEOs. Each NEO knows—at the beginning of a fiscal year—that the year is a component of a three-year, forward-looking PRSU performance measurement period and that his compensation under PRSU awards will be determined in part based on the Company’s performance during that fiscal year. Each NEO is updated at least annually on our performance with respect to the PRSU performance metrics.

PRSU Financial Metrics and Scoring. The Compensation Committee determined that three financial ratios are the most appropriate and, taken together, comprehensive financial metrics for purposes of PRSU awards: Lazard Ltd’s Volatility Adjusted Revenue Growth Ratio, or VARGR, Lazard Ltd’s Capital Return Ratio, or CRR, and Lazard Ltd’s Operational Leverage Ratio, or OLR, each of which is described in further detail below. Collectively, the VARGR, CRR and OLR metrics align directly with Lazard Ltd’s long-term strategy of driving shareholder returns through high-quality revenue and earnings growth, focusing on reducing volatility, increasing operating leverage and returning capital to Lazard Ltd’s shareholders. These performance metrics also reflect, among other things, the manner in which the Compensation Committee measures the success that the NEOs can achieve in executing Lazard Ltd’s long-term strategy and managing the business for the benefit of Lazard Ltd’s shareholders. An explanation of each financial ratio is set forth below.

•

VARGR: Volatility Adjusted Revenue Growth Ratio – Relative Performance Measure. We seek to generate stable, high-quality revenue growth, and we believe that Lazard Ltd’s shareholders value such revenue growth. Our innovative business model incorporates balanced growth initiatives and a diversity of businesses, including operations that are countercyclical, which we believe ultimately produces less volatile revenues. We believe that the VARGR performance metric aligns directly with our objective of achieving revenue growth while simultaneously limiting volatility in order to promote consistent, high-quality revenue growth over time. And, as described in more detail below, we evaluate this metric against the members of a relevant peer group. An explanation of the VARGR metric is set forth below.

Step 1:	We establish Lazard Ltd’s annual operating revenue growth rate for each fiscal year within the three-year performance period. We adjust this growth rate for debt valuation adjustment, and for certain acquisitions that may have occurred during the period, in each case, if applicable, as these items can substantially affect reported revenues and can reduce comparability among us and our peers. We then combine each of these operating revenue growth rates into a single compound operating revenue growth rate for the entire performance period.

Step 2:	We divide the compound operating revenue growth rate established in Step 1 by the historical volatility of Lazard Ltd’s compound operating revenue growth rate (i.e., the standard deviation in Lazard Ltd’s compound operating revenue growth rate over the preceding ten-year period, including the last year of the performance period). This normalizes the compound operating revenue growth rate and reduces the disproportionate impact of any nonrecurring events that may have occurred in a given year. Ultimately, this enhances compound operating revenue growth rate comparability among us and our peers. The value we obtain is the VARGR.

Step 3:	We determine our peers’ VARGRs, in each case using the most appropriate revenue statistic and applying Steps 1-2 above. Given their mix of businesses, the peer group for PRSUs granted in connection with 2013 compensation is: AllianceBernstein, Bank of America Merrill Lynch, BlackRock, Citigroup, Credit Suisse, Deutsche Bank, Evercore, Goldman Sachs, Greenhill, JP Morgan, Legg Mason, Morgan Stanley, Schroders and UBS. We selected this peer group, which is different than the peer group used for comparative compensation analyses described under “Compensation for Each of Our NEOs in 2013”, because we feel that this peer group more accurately reflects the companies with which we actively compete in the financial services industry (without regard to their relative size, which is relevant to compensation, but not relevant to their indicative growth rates).

Step 4:	We determine the VARGR score based on the VARGR ranking relative to the VARGRs of our peers. The VARGR scoring table is below.

Lazard VARGR Percentile Rank	VARGR Score
Lazard Rank < 20%	0.00

Lazard Rank = 20%	0.25

Lazard Rank = 40%	1.00

Lazard Rank = 60%	1.50

Lazard Rank > 80%	3.00

If the VARGR ranking is between levels set forth in the table above, we will use linear interpolation to determine the VARGR score based on the scores provided for the closest levels.
•

CRR: Capital Return Ratio – Absolute Performance Measure. Lazard Ltd endeavors to return capital to shareholders, including by paying dividends to shareholders, repurchasing equity and minimizing the need for additional capital in our business. Lazard Ltd believes that shareholders value our success in returning capital to them, and that the CRR performance metric aligns directly with our objective of returning capital. An explanation of the CRR metric is set forth below.

Step 1:	For each fiscal year during the performance period, we first calculate capital returned to Lazard Ltd’s shareholders, which we define for this purpose as (A) the aggregate value of dividends paid to Lazard Ltd’s shareholders and the aggregate distributions by us to our members (other than Lazard Ltd’s subsidiaries, and excluding any tax distributions) during the fiscal year, plus (B) the aggregate amount of funds used for equity (including our membership interest) repurchases during the fiscal year, plus (C) the value of Lazard Ltd’s Class A common stock withheld for tax purposes during the fiscal year upon vesting of equity-based awards.

Step 2:	For the same fiscal year, we calculate Lazard Ltd’s cash flow during the fiscal year, which we define for this purpose as (A) Lazard Ltd’s net income for the fiscal year, calculated in the adjusted manner set forth in Lazard Ltd’s annual earnings release for the fiscal year (primarily to enhance comparability between periods) plus (B) the amortization expense arising from year-end equity-based and LFI awards granted in prior years and recorded during the fiscal year, plus (C) aggregate cash proceeds received from any new equity or debt issuances, other than with respect to an acquisition, minus (D) the value of amounts used to fund investments relating to LFI awards, minus (E) amounts used to reduce outstanding debt.

Step 3:	We establish the CRR for the entire three-year performance period by dividing (A) the sum of the amounts obtained in Step 1 for each fiscal year in the performance period by (B) the sum of the amounts obtained in Step 2 for each fiscal year in the performance period. We then determine the CRR score based on the table set forth below.

Lazard CRR	CRR Score
CRR < 60%	0.00

CRR = 60%	0.67

CRR = 70%	1.00

CRR = 75%	1.33

CRR = 85%	1.67

CRR > 90%	3.00

If the CRR is between levels set forth in the table above, we will use linear interpolation to determine the CRR score based on the scores provided for the closest levels.

•

OLR: Operational Leverage Ratio – Absolute Performance Measure. We are committed to effectively managing the costs of our business, including through our long-term goal of limiting increases in Lazard Ltd’s awarded compensation expense, so that its awarded compensation expense grows at a rate that is less than the rate of its operating revenue growth. By increasing operating leverage, Lazard Ltd seeks to advance the ultimate objective of increasing shareholder returns. We retain this objective even in years where revenue remains flat or declines, in which case we aim to stabilize and reduce our expenses. Lazard Ltd believes that the OLR performance metric aligns directly with the objective of increasing operating leverage through cost discipline and thereby increasing the proportion of Lazard Ltd’s revenue that ultimately benefits Lazard Ltd’s shareholders. The OLR performance metric provides this shareholder-focused incentive to the NEOs even during periods of revenue decline.

Step 1:	We determine Lazard Ltd’s pre-tax earnings growth rate for the entire three-year performance period by reference to the beginning of the first and the end of the last fiscal year during the period, using the customary method for calculating pre-tax earnings, but (i) instead of using Lazard Ltd’s compensation expense determined in accordance with GAAP, we use Lazard Ltd’s awarded compensation expense for the fiscal year (excluding one-time non-recurring items and the value of off-cycle grants made during the year, which represent new investments in our business) and (ii) we calculate Lazard Ltd’s other expenses, including interest expense and non-compensation expense, for the fiscal year in the adjusted manner set forth in Lazard Ltd’s annual earnings release for the fiscal year, rather than in the manner prescribed by GAAP.

Step 2:	We establish Lazard Ltd’s OLR for the entire three-year performance period by dividing the growth rate obtained in Step 1 by Lazard Ltd’s operating revenue growth rate over the entire three-year performance period. We then determine the OLR score based on the tables set forth below (depending on whether operating revenue growth is positive or negative over the performance period).

Positive Operating Revenue Growth		Negative Operating Revenue Growth
Lazard OLR	OLR Score	Lazard OLR	OLR Score
OLR < 100%	0.00	OLR > 400%	0.00

OLR = 100%	0.67	OLR = 350%	0.67

OLR = 150%	1.00	OLR = 300%	1.00

OLR = 175%	1.33	OLR = 250%	1.33

OLR = 225%	1.67	OLR = 200%	1.67

OLR > 250%	3.00	OLR < 200%	3.00

If the OLR is between levels set forth in the table above, we will use linear interpolation to determine the OLR score based on the scores provided for the closest levels.

•

PRSU Scoring. Generally, each of the three performance metrics (VARGR, CRR and OLR) is weighted equally. The determination of the number of PRSUs that may ultimately vest under each award generally will be based on Lazard Ltd’s cumulative performance over the three-year performance period. However, each of the three performance metrics will also be evaluated on an annual basis at the end of each fiscal year during the performance period, and for this purpose, the same scoring ranges and reference points will be used, but the evaluation will be based solely on performance during that fiscal year. If Lazard Ltd achieves an aggregate score of at least 1.0 with respect to such fiscal year, as confirmed by the Compensation Committee, then 25% of the total target number of shares of Lazard Ltd’s Class A common stock subject to the PRSUs will no longer be at risk based on achievement of the performance criteria. Any such PRSUs will remain subject to the service-based vesting criteria described herein (and the total payout with respect to such PRSUs could increase based on the performance over the performance period). The scoring described above corresponds directly to the level of achievement of performance goals (taking into account any applicable interpolation). For example, the achievement of a score of 1.50 for the cumulative three-year performance period translates into payout of the PRSU award at 1.50 times the target level (subject to achievement of the service-based vesting condition), but in the case of PRSUs granted in 2014, an overall score above 2.0 will automatically be reduced to 2.0, thereby capping payout of the PRSU award at two times the target level. Furthermore, as described in the immediately following paragraph, in the case of PRSUs granted in 2013, payout will also be no greater than two times the target level, unless Lazard Ltd’s operating revenue increases substantially in 2014. The Compensation Committee retains full discretion with respect to the interpretation and application of the scoring systems described above.

•

Additional Performance Metric Applicable to PRSU Awards Granted in 2013. In October 2013, Lazard Ltd and the NEOs voluntarily agreed to amend the PRSU awards granted in 2013 to add a fourth performance metric applicable to the portion of such PRSU awards above two times the target level. Prior to the amendment, such awards were eligible to deliver three times the target number of shares of Lazard Ltd’s Class A common stock subject to the awards based on the VARGR, CRR and OLR metrics alone. In light of anticipated refinements to PRSU awards expected to be granted in 2014, and in order to support the evolution of a consistent and excellent PRSU award program, the Compensation Committee suggested, and our NEOs voluntarily agreed, that the vesting of any amount over two times the target number of shares of Lazard Ltd’s Class A common stock with respect to the PRSU awards granted in 2013 be subject to the achievement by Lazard Ltd of at least $2.3 billion in 2014 operating revenue, which represents a substantial increase over its 2013 operating revenue, with full vesting of this amount occurring only if at least $2.5 billion in its 2014 operating revenue is achieved. If Lazard Ltd’s 2014 operating revenue is below $2.3 billion, then the payout of the PRSU awards would be no greater than two times the target level.

•

Evaluation of Fiscal Year 2013 Performance. After the end of 2013, the Compensation Committee evaluated Lazard Ltd’s performance for 2013 with respect to VARGR, CRR and OLR. The fourth metric, based on Lazard Ltd’s 2014 operating revenue, will only be evaluated at the end of the performance period. The Compensation Committee determined that Lazard Ltd’s performance on the three applicable metrics exceeded an aggregate score of 1.0 for 2013. Accordingly, 25% of the total target number of shares of Lazard Ltd’s Class A common stock subject to the PRSUs awarded to the NEOs for 2012 compensation are not subject to further achievement of performance goals, resulting in a total of 50% of the total target number of shares of Lazard Ltd’s Class A common stock subject to such awards no longer being subject to such performance goals (25% of which is attributable to a similar determination made in early 2013 in respect of 2012 performance). However, these PRSUs remain subject to the service-based vesting criteria described above.

Lazard Fund Interest Awards. Since February 2011, in order to more closely align the compensation and performance of our employees in the Asset Management business with the interests of Lazard Ltd’s shareholders, the Company has awarded LFIs as a form of long-term incentive compensation. In February 2013, the Company gave all of our managing directors and other senior professionals (with the exception of our NEOs) the option to participate in the LFI program as part of their incentive compensation for 2013. As the CEO of LAM, the Compensation Committee determined that Mr. Bhutani’s participation in the LFI program for 2013 would be mandatory (with respect to 2013, LFIs comprised 17% of his awarded compensation), and the Compensation Committee did not permit Messrs. Jacobs, Bucaille, Hoffman and Stern to participate in the LFI program.

•

LFIs are performance-based awards that enhance shareholder value. LFIs represent actual or notional interests in certain investment funds managed by LAM or Lazard Frères Gestion SAS and, accordingly, should enable eligible employees to directly benefit from the performance of such funds. Recipients of LFIs are awarded a dollar value, which is invested (or deemed invested) in specified investment funds as directed by the recipient and held in a restricted brokerage account for the benefit of the recipient. The value that each recipient realizes upon vesting depends on the performance of the applicable investment funds managed by our Asset Management business. In this way, the performance of our Asset Management business over time directly affects the value of our LFI awards—which also can fluctuate in value over time and could have very low value upon vesting in the event of poor fund performance. Given that our Asset Management business contributes approximately half of Lazard Ltd’s annual operating revenue, which in turn directly benefits Lazard Ltd’s shareholders, we believe that LFIs align the interests of recipients with the interests of Lazard Ltd’s shareholders.

•

LFIs help retain key employees. LFIs also serve as an important retention mechanism by subjecting a significant portion of each recipient’s compensation to forfeiture if he or she leaves the firm prior to the vesting date.

•

Vesting requirements and other restrictions regarding LFI awards. LFI award agreements generally contain the same service-based vesting, change-in-control, restrictive covenant and forfeiture provisions as award agreements for RSUs granted to our NEOs for 2012 compensation (including, for LFIs awarded to Mr. Bhutani in 2013 and later, the “double-trigger” vesting provisions described above in connection with a change in control). See “Compensation of Executive Officers—Potential Payments Upon Termination or Change in Control” below. In the event that the investment funds in which the LFIs are invested distribute earnings, such earnings are automatically re-invested in additional LFIs. These distributions will have the same restrictions as the underlying LFIs to which they relate. Mr. Bhutani was granted LFIs on February 20, 2014 that will vest 33% on or around March 1, 2016 and 67% on or around March 1, 2017.

Long-Term Incentive Awards Are the Primary Component of Compensation for Our Most Senior Professionals. In January 2014, we applied a progressive formula based on total compensation for all of our NEOs, managing directors and senior professionals. Pursuant to this formula, as a recipient’s total compensation (cash salary, cash bonus and long-term incentive compensation) increases, a greater percentage of his or her total compensation is composed of long-term incentive awards. This formula is based on a sliding scale that effectively begins at 5% for some of our vice presidents and directors and generally reaches 60% (or 50% in our Asset Management business) for our highest paid managing directors.

Design of Our Compensation Programs—Other Features

Stock Ownership Guidelines. Lazard Ltd has stock ownership guidelines for our NEOs, which require the CEO and the other NEOs to own shares (including restricted stock, PRSUs (considered at the target payout level) and RSUs) equal to, in the case of our CEO, six times his base salary, and in the case of each other NEO, three times his base salary. Each NEO has five years from the date that the guidelines were adopted to attain the required ownership levels. All of our NEOs currently exceed the required ownership levels. In addition, our directors receive a majority of their compensation in the form of DSUs that remain invested in Lazard Ltd until they leave Lazard Ltd’s Board of Directors.

Compensation Clawback Policy. Lazard Ltd has a compensation clawback policy for our NEOs. Pursuant to the clawback policy, if Lazard Ltd’s Board of Directors determines that any bonus, incentive payment, equity award or other compensation awarded to or received by an NEO was based on any financial results or operating metrics that were achieved as a result of that NEO’s intentional fraudulent or illegal conduct, we will seek to recover from the NEO such compensation (in whole or in part) as the Board of Directors deems appropriate under the circumstances and as permitted by law.

Anti-Hedging Policy. Lazard Ltd has an anti-hedging policy for our NEOs that restricts them from engaging in hedging transactions with respect to Lazard Ltd’s Class A common stock.

Double-Trigger Vesting. Lazard Ltd applies “double-trigger” vesting for NEO long-term incentive awards. Any such awards granted in 2013 and later will not immediately accelerate upon a change in control, but instead will require both a change in control and another customary event to vest.

No Excise Tax Gross-Ups. In late 2012 and early 2013, we put in place new retention agreements for each of our NEOs, which eliminated any remaining excise tax gross-up provisions, decreased the change in control severance for our NEOs, and made a variety of other adjustments based on feedback from Lazard Ltd’s shareholders, evolving best practices and our commitment to excellence in compensation governance.

Compensation for Each of Our NEOs in 2013—Compensation Process

The Compensation Process. Decisions with regard to incentive compensation are generally made in the first quarter of each year and are based on Company and individual performance in the prior fiscal year.

•

The Compensation Committee approves NEO compensation. Our CEO, Mr. Jacobs, makes recommendations to the Compensation Committee as to the total compensation package to be paid to our NEOs. The Compensation Committee reviews and approves the total compensation package to be paid to our NEOs, including Mr. Jacobs, and considers Mr. Jacobs’ recommendations in its review. Mr. Jacobs reviewed with the Compensation Committee the performance of each of the other NEOs individually and their overall contribution to the Company in 2013. Mr. Jacobs does not participate in sessions of the Compensation Committee at which his own compensation is determined; however, he does participate in sessions at which the compensation of the other NEOs is discussed.

•

The Compensation Committee Utilizes a Structured Decision-Making Process. The Compensation Committee employs a structured evaluation and decision-making process, which involves a focus on Lazard Ltd’s financial results, Lazard Ltd’s progress regarding key strategic metrics and Lazard Ltd’s performance with respect to specific pre-defined financial goals identified by the Compensation Committee at the beginning of the year. An illustration of the process used by the Compensation Committee for 2013 compensation decisions is set forth below.

The Compensation Committee Considers a Variety of Available Information. Before any year-end compensation decisions are made, the Compensation Committee reviews information from a variety of available sources.

•

Business Performance. In evaluating the total compensation packages awarded to our NEOs, the Compensation Committee considered the factors described under “2013 Business Performance Highlights” above, as well as their individual contributions, their desire to advance the implementation of compensation discipline throughout the firm and their desire to personally participate in this initiative.

•

Financial Metrics. The Compensation Committee reviewed a variety of metrics relating to Lazard Ltd’s financial performance in evaluating the total compensation packages to be paid to our NEOs. The Compensation Committee considered Lazard Ltd’s results and progress during 2013 regarding key strategic metrics, including operating revenue, awarded compensation, operating margin, cost savings, and return of capital. The Compensation Committee also considered Lazard Ltd’s TSR.

•

Tally Sheets. The Compensation Committee reviewed a comprehensive tally sheet of all elements of each NEO’s compensation. The tally sheets included information on cash and non-cash compensation for the past three fiscal years (including current and prior year base salaries, annual bonuses, deferred cash awards, restricted stock, PRSUs, RSUs and LFIs, if any), and the value of benefits and other perquisites paid to our NEOs, as well as potential amounts to be delivered under post-employment scenarios.

•

Competitive Compensation Considerations. The competition to attract and retain high-performing executives and professionals in the financial services industry is intense, and the amount and composition of total compensation paid to our executives must be considered in light of competitive compensation levels. In this regard, for our NEOs, the Compensation Committee reviewed an analysis prepared by CAP regarding compensation levels for 2012 (the most recent year for which comprehensive data for our peers was available) and considered data regarding indicative trends for 2013 for comparable positions at the following financial services firms: Affiliated Managers Group Inc., Blackstone Group LP, Eaton Vance Corp., Evercore Partners Inc., Greenhill & Co., Inc., Invesco Ltd, Legg Mason, Inc., Raymond James, T. Rowe Price and Stifel Financial. This comparator group was chosen because we compete in the same marketplace with these companies for highly qualified and talented financial service professionals. CAP noted that while it is difficult to choose a comparator group that provides an ideal comparison for these purposes, this comparator group was appropriate in light of Lazard Ltd’s size and business mix. The Compensation Committee also reviewed, for informational purposes only, data with respect to certain companies with which we compete for financial service professionals, but that substantially exceed Lazard Ltd’s market capitalization. These excluded companies served only as a reference group to provide a broader perspective on competitive pay levels and practices.

CAP’s analysis compared the total direct compensation for our NEOs (calculated with respect to 2012 base salary and actual cash bonuses, RSUs and PRSUs (valued at the target payout level) awarded in March 2013 for 2012 performance and, in the case of Mr. Bhutani, LFIs awarded in March 2013 for 2012 performance) to the total direct compensation for the appropriate named executive officers in the comparator group described above, or an appropriate subset of that comparator group, calculated based on compensation levels for 2012 (as reported in 2013). CAP constructed a compensation reference range for each of our NEOs based on the comparator data as follows: for Mr. Jacobs, $7.7 million to $11 million; for Mr. Bhutani, $7.7 million to $11 million; for Mr. Bucaille, $3.3 million to $4.4 million; for Mr. Hoffman, $3.3 million to $4.4 million; and for Mr. Stern, $5.5 million to $7.2 million. The high end of the compensation reference range for each NEO included a 10% increase over the comparator data based on CAP’s projections with respect to actual 2013 comparator data, which was not fully available at the time of CAP’s analysis. See “Compensation for Each of Our NEOs in 2013—Compensation Decisions—2013 Incentive Compensation” below for a table describing the compensation paid to each of our NEOs for 2013, presented in the manner that it was considered by the Compensation Committee (which was similar to the methodology used by CAP in calculating total direct compensation paid by the firms in the comparator group).

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

Information about the percentile rankings of aggregate total direct compensation for the members of the comparator group was presented to the Compensation Committee in certain prior years, but it was not presented, nor was it a factor that the Compensation Committee considered when determining compensation, for 2013. However, the Company notes that aggregate total direct compensation for the named executive officers in the comparator group for 2012 (as reported in 2013) ranged from a 25th percentile amount of approximately $16.6 million to a 75th percentile amount of approximately $33.6 million, and that the Company’s aggregate total direct compensation for the NEOs for 2012 (which consisted of 2012 base salaries and actual cash bonuses, PRSUs (valued at the target payout level), RSUs and LFIs awarded in 2013 (for 2012 performance) was $28.9 million.

Compensation for Each of Our NEOs in 2013—Compensation Decisions

2013 Base Salaries. We have retention agreements with our NEOs that establish their respective minimum annual base salaries. These amounts were negotiated and were meant to ensure that the Company would have the services of each of the NEOs during the term of their respective agreements. See “Retention Agreements with our NEOs” below. The base salary paid in 2013 to Mr. Jacobs was $900,000 and to each of Messrs. Bucaille, Bhutani, Hoffman and Stern was $750,000, which, in each case, is the minimum base salary set forth in the respective retention agreement.

2013 Incentive Compensation. As a general matter, the Compensation Committee noted its desire to provide increased compensation to Mr. Jacobs and each of the other NEOs in respect of their strong performance during 2013, especially with respect to the successful implementation of the cost saving initiatives. The Compensation Committee also noted that it was mindful of the compensation discipline that has been applied throughout the Company, and the ongoing leadership and support of each NEO in connection with that initiative. The Compensation Committee considered the foregoing in determining the compensation of each of our NEOs for 2013. The Compensation Committee also expressed its intention to monitor the results of the fully-implemented cost saving initiatives, including the actual savings arising from the cost saving initiatives, throughout 2014 and further expressed the potential for additional 2014 compensation for our NEOs depending on such results.

In addition to the matters considered by the Compensation Committee with respect to each NEO, which are described in detail below, the Compensation Committee considered each NEO’s positioning on an internal pay scale vis-à-vis managing directors within the Company and competitive compensation practices at other firms.

Mr. Jacobs. The Compensation Committee noted that the Company performed well in 2013 and delivered strong results compared to 2012, despite volatile financial markets and relatively low levels of M&A and restructuring activity. In evaluating incentive compensation for Mr. Jacobs, the Compensation Committee considered the information described under “2013 Business Performance Highlights” above, as well as his individual accomplishments. The Compensation Committee specifically considered Lazard Ltd’s results and progress regarding key strategic metrics set at the beginning of 2012 and pre-defined financial goals set at the beginning of 2013. See “Compensation for Each of Our NEOs in 2013—Compensation Process” above. The Compensation Committee also considered TSR.

The Compensation Committee also considered the qualitative goals and objectives established for Mr. Jacobs by the Compensation Committee in early 2013. These goals and objectives provided the Compensation Committee with a comprehensive set of criteria that assisted the Compensation Committee in its evaluation of Mr. Jacobs’ performance in 2013.

In addition to the factors described above, the Compensation Committee specifically noted the following accomplishments as a result of Mr. Jacobs’ initiative, ongoing leadership and dedication during 2013:

•	The Company continued to execute a focused and well-received strategic plan;

•

Lazard Ltd continued to successfully communicate with shareholders and the analyst community regarding the strategic plan, enhancing investor awareness of the Company’s business model, strategic objectives and accomplishments;

•	The Company’s senior leadership team continued to be united under Mr. Jacobs’ leadership and guidance;

•	The Company successfully implemented the cost saving initiatives originally announced in October 2012 on schedule and according to plan;

•	The Company identified opportunities to expand the beneficial impact of the cost savings initiatives, and successfully implemented such expansion;

•	The Company continued to cultivate a culture of cost discipline throughout the firm;

•	The Company successfully developed and implemented new firm-wide performance assessment systems applicable to the Company’s personnel; and

•	The Company continued to successfully retain and attract valuable senior professionals.

Further, the Compensation Committee considered Mr. Jacobs’ ongoing efforts to develop and maintain client relationships that are valuable to the Company.

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

Based on its review, the Compensation Committee decided to grant Mr. Jacobs an incentive compensation award of $8.10 million, payable as follows: a PRSU award valued at $5.4 million (based on the achievement of performance goals at the target level) and a $2.7 million cash bonus. The PRSUs awarded to Mr. Jacobs constituted approximately 60% of Mr. Jacobs’ total compensation for 2013. The total performance-based compensation awarded to Mr. Jacobs constituted approximately 90% of his total compensation for 2013.

The following charts show Mr. Jacobs’ mix of fixed versus performance-based compensation, and cash incentive versus long-term incentive compensation, for 2013 (based on the achievement of performance goals with respect to the PRSUs at the target level).

By linking 60% of Mr. Jacobs’ compensation for 2013 directly to the future performance of Lazard Ltd’s business through PRSUs, the majority of Mr. Jacobs’ compensation for 2013 will be at risk based on our ability to achieve growth and produce value for Lazard Ltd’s shareholders over the next three years. Given the combination of base salary, annual cash bonus and PRSUs awarded to Mr. Jacobs for 2013, the Compensation Committee believes it has struck the right balance between paying for current performance, on the one hand, and the desire to keep Mr. Jacobs focused on the Company’s long-term performance and continued growth, on the other hand.

Mr. Bhutani. In evaluating annual incentive compensation for Mr. Bhutani, the Compensation Committee and Mr. Jacobs considered his leadership and level of performance as the CEO of LAM, as well as the overall success of the Asset Management business in 2013, including the achievements described under “2013 Business Performance Highlights” above. Our Asset Management business’s operating revenue in 2013 was a record $1,024 million, up 16% from 2012. Year-end assets under management reached a record $187 billion, up 12% from the record previously set at December 31, 2012, and the business achieved substantial gross inflows during 2013. The Compensation Committee approved the following incentive compensation for Mr. Bhutani for his performance in 2013: Mr. Bhutani received a cash bonus of $3.24 million, a deferred cash award valued at $997,500, a PRSU award valued at $3.325 million (based on the achievement of performance goals at the target level) and an LFI award valued at $1.663 million. Together, the deferred cash, PRSUs and LFIs awarded to Mr. Bhutani constituted approximately 60% of his total compensation for 2013. The total performance-based compensation awarded to Mr. Bhutani constituted approximately 93% of his total compensation for 2013.

Mr. Stern. In evaluating annual incentive compensation for Mr. Stern, the Compensation Committee and Mr. Jacobs considered several factors, including the various roles that Mr. Stern performs for the Company, his performance as Chief Operating Officer and his contribution to the financial strength of the Company. Mr. Stern maintains a balance between his leadership and administrative responsibilities within the firm, while continuing to cultivate important client relationships. The Compensation Committee and Mr. Jacobs focused specifically on Mr. Stern’s primary role in the successful conceptualization, implementation and expansion of the Company’s cost saving initiatives. The Compensation Committee and Mr. Jacobs also considered Mr. Stern’s application of cost discipline throughout the firm, including to its senior levels, Mr. Stern’s effective management of related issues and processes, Mr. Stern’s effective oversight of managing directors and senior professionals overseeing various business sectors on a global basis, and Mr. Stern’s involvement in the development and implementation of the Company’s firm-wide performance assessment systems. The Compensation Committee approved the following incentive compensation for Mr. Stern for his performance in 2013: Mr. Stern received a cash bonus of $1.35 million and a PRSU award valued at $3.15 million (based on the achievement of performance goals at the target level). The PRSUs awarded to Mr. Stern constituted approximately 60% of Mr. Stern’s total compensation for 2013. The total performance-based compensation awarded to Mr. Stern constituted approximately 86% of his total compensation for 2013.

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

The Compensation Committee and Mr. Jacobs further considered that both executives have been tasked with primary responsibility for establishing and implementing uniform internal policies within the Company, so that other members of senior management can focus on building the Lazard franchise and cultivating client relationships. With respect to Mr. Bucaille, the Compensation Committee and Mr. Jacobs discussed his contribution to the overall strength of the Company and its initiatives, as well as his dedication in connection with his responsibilities as Chief Financial Officer. With respect to Mr. Hoffman, the Compensation Committee and Mr. Jacobs discussed his contribution to the overall strength of the Company and its initiatives, as well as his wide-ranging responsibility for overseeing worldwide legal and compliance operations during a period of continuing legal and regulatory reform, and his diverse responsibilities for overseeing internal audit, global communications and legislative and regulatory affairs. Mr. Jacobs noted that Mr. Hoffman was a key contributor to the collective management team, providing leadership, advice and guidance to him, as CEO, and to the Compensation Committee, and Mr. Jacobs further noted that Mr. Hoffman also provides such advice and guidance to the Board of Directors.

The Compensation Committee approved the following incentive compensation for each of Messrs. Bucaille and Hoffman for their performance in 2013: Mr. Bucaille received a cash bonus of $702,500 and a PRSU award valued at $1.848 million (based on the achievement of performance goals at the target level); Mr. Hoffman received a cash bonus of $732,500 and a PRSU award valued at $1.918 million (based on the achievement of performance goals at the target level). The PRSUs awarded to Messrs. Bucaille and Hoffman constituted approximately 56% of their total compensation for 2013. The total performance-based compensation awarded to Messrs. Bucaille and Hoffman constituted approximately 77% of their total compensation for 2013.

The following table shows the base salary and incentive compensation awarded to our NEOs for their performance in 2013 in the manner it was considered by the Compensation Committee. This presentation differs from that contained in the Summary Compensation Table for 2013 in the following respects:

•

by showing the value of the PRSUs (assuming payout at the target level) and LFIs granted on February 20, 2014, which related to 2013 performance but are not reflected in the Summary Compensation Table for 2013 because they were granted after the end of our 2013 fiscal year;

•

by excluding the value of the PRSUs (assuming payout at the target level), RSUs and LFIs granted on March 12, 2013, which are included in the Summary Compensation Table for 2013, as they related to 2012 performance;

•

by reflecting the notional value of the PRSUs (assuming payout at the target level) and RSUs approved by the Compensation Committee at the time of grant, rather than the grant date fair value as determined for accounting purposes;

•	by excluding the “Change in Pension Value” and “All Other Compensation” columns for each year, because they are not tied to the NEO’s performance for the applicable year; and

•

by presenting $997,500 of Mr. Bhutani’s 2013 bonus as a deferred cash award, since this award was not paid in February 2014 at the same time as our regular bonuses, but will be paid in May 2014, contingent on Mr. Bhutani’s continued employment until the payment date.

A similar methodology has been applied to reflect 2012 and 2011 compensation, which was included for each NEO in order to provide a basis for comparison. In addition, for 2011, we exclude the full $3.1 million value of the special, long-term retention award of 71,085 RSUs granted to Mr. Bucaille on March 25, 2011 that are scheduled to vest in full on March 1, 2019, since these RSUs were not a part of Mr. Bucaille’s regular incentive compensation for 2011.

			Performance-Based Incentive Compensation
	Year	Salary	Annual Cash Bonus	Deferred Cash Awards	RSU Awards	Target PRSU Awards	Lazard Fund Interest Awards	Total Compensation
Kenneth M. Jacobs	2013	$900,000	$2,700,000	—	—	$5,400,000	—	$9,000,000
	2012	$900,000	$2,500,000	—	—	$5,100,000	—	$8,500,000
	2011	$900,000	$2,680,000	—	$5,370,000	—	—	$8,950,000

Matthieu Bucaille	2013	$750,000	$702,500	—	—	$1,847,500	—	$3,300,000
	2012	$750,000	$727,500	—	$282,500	$1,440,000	—	$3,200,000
	2011	$750,000	$617,500	—	$2,032,500	—	—	$3,400,000
Ashish Bhutani	2013	$750,000	$3,240,000	$997,500	—	$3,325,000	$1,662,500	$9,975,000
	2012	$750,000	$3,010,000	$940,000	—	$3,133,333	$1,566,667	$9,400,000
	2011	$750,000	$3,210,000	$990,000	$3,172,500	—	$1,777,500	$9,900,000
Scott D. Hoffman	2013	$750,000	$732,500	—	—	$1,917,500	—	$3,400,000
	2012	$750,000	$757,500	—	$307,500	$1,485,000	—	$3,300,000
	2011	$750,000	$817,500	—	$1,932,500	—	—	$3,500,000
Alexander F. Stern	2013	$750,000	$1,350,000	—	—	$3,150,000	—	$5,250,000
	2012	$750,000	$1,117,500	—	$607,500	$2,025,000	—	$4,500,000
	2011	$750,000	$1,192,500	—	$2,807,500	—	—	$4,750,000

Perquisites. In 2013, each of our NEOs, other than Mr. Bucaille, received less than $32,000 in perquisite compensation. Our NEOs are entitled to receive the same perquisite compensation provided to all of our U.S. managing directors as a group, including (i) the payment by the Company of a portion of the health insurance premiums for each of our U.S. managing directors on the same basis that it does for all U.S. employees and (ii) being the named beneficiaries of a Company-provided life insurance and excess liability insurance policy and long-term disability insurance. None of our U.S. managing directors receive any matching contributions from the Company on their personal contributions to the Company’s 401(k) plan. Each of our U.S. managing directors is entitled to have his year-end personal tax returns prepared by our tax department. Messrs. Jacobs, Bucaille, Hoffman and Stern have availed themselves of this benefit. This perquisite has been a historical practice of the firm, and is provided due to the complexity involved in preparing such tax returns as the Company continues to be viewed as a partnership for U.S. tax purposes.

Pursuant to his retention agreement with the Company, Mr. Bucaille is also entitled to reimbursement of up to $10,000 per month on his residence in the New York City area, as well as reimbursement of private school tuition for each of his children under the age of 18. These additional benefits are provided to Mr. Bucaille in connection with the relocation of his family from France to the United States in order to serve as our Chief Financial Officer, and in recognition of the educational needs of his children, whose native language is French. The Compensation Committee determined this was appropriate in order to minimize the disruption of Mr. Bucaille’s family life and reduce distractions as a result of his relocation, thereby allowing him to focus on his duties as Chief Financial Officer. Mr. Bucaille is additionally entitled to a tax gross-up for any such reimbursement he receives. The aggregate value of these benefits in 2013 was $468,267.

Post-Employment Benefits. Each of Messrs. Jacobs, Hoffman and Stern has an accrued benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan, a qualified defined-benefit pension plan, and Messrs. Hoffman and Stern have accrued additional benefits under a related supplemental defined-benefit pension plan. In each case, these benefits accrued prior to the applicable NEO becoming a managing director of the Company. Benefit accruals under both of these plans were frozen for all participants effective January 31, 2005, and our NEOs will not accrue any additional benefits. For additional information regarding benefits accrued by or payable to Messrs. Jacobs, Hoffman and Stern under these plans as of December 31, 2013, see “Compensation of our Executive Officers—Pension Benefits” below.

The retention agreement with each of our NEOs provides for certain severance benefits in the event of a termination of employment by the Company other than for “cause” or by the NEO for “good reason” (we refer to these as a “qualifying termination”) prior to March 31, 2016 or, in the event of a “change in control” (as defined in the 2008 Plan) prior to that date, the date that is at least two years following such a “change in control”. We provide for such severance payments on the condition that for specified periods the departed NEO does not compete with the Company, solicit the Company’s clients or employees or take other actions that may harm the Company’s business, and, in the case of a severance incurred prior to a “change in control”, that the NEO timely deliver an irrevocable waiver and release of claims in favor of the Company. The events giving rise to a severance payment, as well as the amount of the payments under the retention agreements, were negotiated terms and based on common industry practice. See “Retention Agreements with Our NEOs—Payments and Benefits Upon Certain Terminations of Service” below; see also “Potential Payments Upon Termination or Change in Control” below for an estimate of potential payouts under each scenario.

In general, unvested PRSUs, RSUs, restricted stock, LFIs and similar awards are forfeited by our NEOs upon termination of employment, except in limited cases such as death, disability, a termination by the Company other than for “cause” (which, for purposes of these awards, includes a resignation for “good reason”) or a qualifying retirement pursuant to Lazard Ltd’s RSU Retirement Policy. See “Compensation of Our Executive Officers—Grants of Plan Based Awards—RSU Retirement Policy” below. For RSUs, restricted stock and LFIs granted to our NEOs in 2012 and earlier, in the event of a “change in control” of Lazard Ltd, any such unvested RSUs and LFIs will automatically vest. Lazard Ltd has adopted “double-trigger” vesting for awards granted to our NEOs in 2013 and later, including PRSUs.

Risks Related to Compensation Policies. In keeping with our risk management framework, we consider risks not only in the abstract, but also risks that might hinder the achievement of a particular objective. We have identified two primary risks relating to compensation: that compensation will be insufficient to retain talented individuals and that compensation strategies might result in unintended incentives. To combat the first risk, as noted above, the compensation of employees throughout the Company is reviewed against comparative compensation data, permitting us to set compensation levels that we believe contribute to low rates of employee attrition. Further, long-term incentive compensation (including PRSUs, RSUs, restricted stock and LFIs) awarded to our NEOs, managing directors and other senior professionals are generally subject to long-term vesting periods. We believe both the levels of compensation and the structure of the PRSU, RSU, restricted stock and LFI awards have had the effect of aiding our retention of our NEOs and other key personnel.

With respect to the second risk, our Company-wide year-end discretionary compensation program is designed to reflect the performance of the Company, the performance of the division in which the employee works and the performance of the individual employee, and is designed to discourage excessive risk taking. For example, paying a significant portion of our year-end compensation in the form of long-term incentive compensation (including PRSUs, RSUs, restricted stock and LFIs) with long-term vesting periods makes or will make each of our NEOs, managing directors and other senior professionals sensitive to long-term risk outcomes, as the value of their awards increase or decrease with the performance of the Company, in the case of PRSUs, the price of Lazard Ltd’s Class A common stock, in the case of PRSUs, RSUs, and restricted stock, and the performance of funds managed by our Asset Management business, in the case of LFIs. Further, performance criteria for some of the Asset Management executives now include Company-wide risk management practices (some relating to mitigating certain of Asset Management’s key risks, and some relating to oversight of the “ordinary course” risks to which our Asset Management business is subject). In addition, PRSU performance criteria include adjustments for revenue volatility in recognition of our belief that more volatile growth is less valuable to Lazard Ltd’s shareholders. We believe these criteria will provide our employees additional incentives to prudently manage the wide range of risks inherent in the Company’s business. We are not aware of any employee behavior motivated by our compensation policies and practices that creates increased risks for equityholders or our clients.

Based on the foregoing, we do not believe that our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company.

Conclusion

Our compensation programs are designed to permit the Company to provide our NEOs, managing directors and other senior professionals with total compensation that is linked to our performance and that reinforces the alignment of NEO, employee and shareholder interests. At the same time, they are intended to provide us with sufficient flexibility to assure that such compensation is appropriate to retain and attract employees who are vital to the continued success of the Company and to drive outstanding individual and institutional performance. We believe our compensation programs met these objectives in 2013.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

Compensation Committee

Philip A. Laskawy (Chair), Andrew M. Alper, Steven J. Heyer, Sylvia Jay and Michael J. Turner

Compensation Discussion & Analysis Endnotes

(1)	Operating revenue, awarded compensation expense, awarded compensation ratio, adjusted non-compensation expense and earnings from operations are non-GAAP measures. For a description of how to calculate each of them with respect to the Company and a reconciliation between each of them and the respective comparable GAAP financial measure, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations” above.

(2)	Operating income based on awarded compensation expense is a non-GAAP measure and is defined as Lazard Ltd’s operating revenue ($2,034 million in 2013), minus Lazard Ltd’s awarded compensation expense ($1,187 million in 2013), minus Lazard Ltd’s adjusted non-compensation expense ($409 million in 2013).

(3)	Operating margin based on awarded compensation expense is a non-GAAP measure and is defined as Lazard Ltd’s operating income based on awarded compensation expense divided by Lazard Ltd’s operating revenue.

(4)	Operating margin based on earnings from operations is a non-GAAP measure and is defined as Lazard Ltd’s earnings from operations divided by Lazard Ltd’s operating revenue.

(5)	We calculate Lazard Ltd’s return of capital during 2013 by reference to the following: (i) Lazard Ltd paid $123 million to Lazard Ltd’s shareholders in dividends; (ii) Lazard Ltd repurchased $161 million of Lazard Ltd’s Class A common stock; and (iii) Lazard Ltd satisfied employee tax obligations of $132 million in cash in lieu of share issuance upon vesting of equity grants.

(6)	We calculate Lazard Ltd’s total shareholder return, or TSR, by measuring the closing price of Lazard Ltd’s Class A common stock as of December 31 of the final year of the measurement period against the closing price of Lazard Ltd’s Class A common stock as of December 31 of the year preceding the measurement period, plus the amount of dividends paid on Lazard Ltd’s Class A common stock during the performance period.

Compensation of Executive Officers

Summary Compensation Table

The following table contains information with respect to our NEOs. We believe that the better way to view this information is as set forth under “Compensation Discussion and Analysis—Compensation for Each of Our NEOs in 2013—Compensation Decisions” above, as the information set forth below:

•

includes in 2013 compensation the grant date fair value of PRSUs which, as of the grant date, were deemed probable of vesting in accordance with applicable accounting rules, RSUs and, in the case of Mr. Bhutani, LFIs that relate to 2012 performance, which were awarded on March 12, 2013;

•	does not include in 2013 compensation the value of PRSUs and LFIs that relate to 2013 performance, which were awarded on February 20, 2014; and

•

includes in 2011 compensation the special, long-term retention award of 71,085 RSUs granted to Mr. Bucaille on March 25, 2011 with a grant date value of $3.1 million that are scheduled to vest in full on March 1, 2019.

Similarly, the information with respect to 2012 and 2011 compensation includes RSUs and LFIs, as applicable, granted in the relevant calendar year, which related to the previous year’s performance, and does not include PRSUs, RSUs and LFIs, as applicable, granted with respect to the relevant calendar year’s performance.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus		Stock Awards		Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
Kenneth M. Jacobs	2013	$900,000	$2,700,000		$4,984,047	(1)	$—	$31,274	$8,615,320
Chairman and Chief	2012	$900,000	$2,500,000		$5,403,306		$7,606	$31,283	$8,842,195
Executive Officer	2011	$900,000	$2,680,000		$8,839,052		$10,318	$31,686	$12,461,056

Matthieu Bucaille	2013	$750,000	$702,500		$1,683,340	(1)	$—	$511,874	$3,647,714
Chief Financial Officer	2012	$750,000	$727,500		$2,045,115		$—	$387,090	$3,909,705
	2011	$750,000	$617,500		$5,061,161	(2)	$—	$692,316	$7,120,977

Ashish Bhutani	2013	$750,000	$4,237,500	(5)	$4,628,759	(1)	$—	$12,509	$9,628,768
Chief Executive Officer	2012	$750,000	$3,950,000	(5)	$4,969,692		$—	$12,023	$9,681,715
of Lazard Asset	2011	$750,000	$4,200,000	(5)	$7,022,975		$—	$12,734	$11,985,709
Management

Scott D. Hoffman	2013	$750,000	$732,500		$1,751,732	(1)	$—	$21,094	$3,255,326
General Counsel	2012	$750,000	$757,500		$1,944,485		$21,911	$21,235	$3,495,131
	2011	$750,000	$817,500		$2,259,968		$28,398	$22,648	$3,878,514

Alexander F. Stern	2013	$750,000	$1,350,000		$2,572,657	(1)	$—	$16,356	$4,689,013
Chief Operating Officer	2012	$750,000	$1,117,500		$2,824,932		$13,363	$12,810	$4,718,605
	2011	$750,000	$1,192,500		$3,264,423		$17,376	$13,789	$5,238,088

(1)

Represents awards granted to each of our NEOs during fiscal year 2013 that relate to 2012 performance. Represents for Mr. Jacobs an award of PRSUs valued at $4,984,047; for Mr. Bucaille, an award of PRSUs valued at $1,407,279 and an award of RSUs valued at $276,061; for Mr. Bhutani, an award of PRSUs valued at $3,062,092 and an award of LFIs valued at $1,566,667; for Mr. Hoffman, an award of PRSUs valued at $1,451,225 and an award of RSUs valued at $300,507; and for Mr. Stern, an award of PRSUs valued at $1,978,972 and an award of RSUs valued at $593,685. As required under SEC rules for compensation disclosure, the value of the PRSUs, RSUs and LFIs reported in the Summary Compensation

Table is (i) based on the grant date fair value of awards in the fiscal year actually granted (rather than in the year to which the executive’s performance relates) and (ii) (A) in the case of RSUs, is computed in accordance with FASB ASC Topic 718, without regard to estimated forfeitures, (B) in the case of LFIs, is computed based on the fair market value of the interests in the Lazard managed funds as of the date that the applicable LFIs were awarded and (C) in the case of PRSUs, is computed in accordance with FASB ASC Topic 718 based on the performance conditions applicable to such PRSUs being achieved at the target (i.e., one times) payout level, which was determined to be the probable outcome as of the grant date, without regard to estimated forfeitures. See Note 14 of Notes to the Consolidated Financial Statements for a discussion of the assumptions used in the valuation of the RSUs and PRSUs. The value of the PRSUs awarded to our NEOs during fiscal year 2013 assuming a two times payout level would have been as follows: for Mr. Jacobs, $9,968,094; for Mr. Bucaille, $2,814,558; for Mr. Bhutani, $6,124,184; for Mr. Hoffman, $2,902,450; and for Mr. Stern, $3,957,944. Pursuant to the PRSU award amendments described under “Design of Our Compensation Programs—Performance-Based Incentive Compensation—PRSU Awards” above, the maximum potential payout under the PRSU awards is subject to the achievement of an additional performance metric, which subjects the vesting of any amount over two times the target payout level to the achievement by Lazard Ltd of at least $2.3 billion in 2014 operating revenue, which would represent an increase of 13% over Lazard Ltd’s 2013 operating revenue, with the full payout of this portion occurring only if Lazard Ltd achieves at least $2.5 billion in 2014 operating revenue, which would represent an increase of 23% over Lazard Ltd’s 2013 operating revenue. In 2013 and 2012, Lazard Ltd’s operating revenue increased 3.2% and 4.6%, respectively, over operating revenue in the prior year and, in 2011, Lazard Ltd’s operating revenue decreased 4.8% from operating revenue in the prior year. The value of the PRSUs awarded to our NEOs during fiscal year 2013 assuming that Lazard Ltd achieves $2.5 billion in 2014 operating revenue, and therefore assuming a three times payout level, would have been as follows: for Mr. Jacobs, $14,952,140; for Mr. Bucaille, $4,221,837; for Mr. Bhutani, $9,186,276; for Mr. Hoffman, $4,353,674; and for Mr. Stern, $5,936,917. The value of the PRSUs awarded to our NEOs during fiscal year 2013 assuming a minimum payout level would have been $0 for each NEO. The RSUs, PRSUs and LFIs awarded to our NEOs in respect of 2012 performance were valued, in order to determine the number of shares subject to the awards, as of February 13, 2013, using the price that was used by the Company to grant awards to our employees generally, but were not granted until March 12, 2013.

(2)	Includes a special long-term retention award granted in 2011 in recognition of Mr. Bucaille’s new duties as Chief Financial Officer and to ensure his long-term dedication to the Company, consisting of RSUs valued at $3.1 million that are scheduled to vest in full on March 1, 2019.

(3)	For 2011 and 2012, represents the aggregate change in actuarial present value of the accumulated benefits of Messrs. Jacobs, Hoffman and Stern under the Lazard Frères & Co. LLC Employees’ Pension Plan and, in the case of Messrs. Hoffman and Stern, a related supplemental defined-benefit pension plan. For 2013, the aggregate change in the actuarial present value of each of Messrs. Jacobs’, Hoffman’s and Stern’s accumulated pension benefits under these plans was negative, generally due to the fact that no benefits accrued during 2013 and the applicable discount rate used to calculate such value increased from 4.05% to 5.00%. The aggregate change in actuarial present value for Messrs. Jacobs, Hoffman and Stern under the applicable pension plans was ($6,459), ($21,340) and ($13,801), respectively.

(4)	For 2013, represents: (i) payment of health insurance premiums in the amount of $12,066 for Mr. Jacobs, $23,788 for Mr. Bucaille, $8,911 for each of Messrs. Bhutani and Hoffman, and $4,173 for Mr. Stern; (ii) life and long-term disability insurance premiums in the amount of $2,690 for each of Messrs. Jacobs, Bhutani, Hoffman and Stern, and $5,903 for Mr. Bucaille; (iii) excess liability insurance premiums in the amount of $908 for each NEO; (iv) tax preparation services in the amount of $15,610 for Mr. Jacobs, $13,008 for Mr. Bucaille and $8,585 for each of Messrs. Hoffman and Stern; and (v) for Mr. Bucaille, a housing reimbursement of $130,000 (plus a related tax gross-up of $119,292) and tuition reimbursement of $114,190 (plus a related tax gross-up of $104,785).

(5)	Includes an award of $997,500 that is considered a deferred cash award and will not be payable until May 2014, contingent upon Mr. Bhutani’s continued employment until the payment date. For 2012 and

2011, included an award of $940,000 and $990,000, respectively, that was considered a deferred cash award, was paid in May 2013 and May 2012, respectively, and was contingent upon Mr. Bhutani’s continued employment until the payment date.

Grants of Plan Based Awards

The following table provides information about PRSUs granted to each of our NEOs, RSUs granted to Messrs. Bucaille, Hoffman and Stern, and LFIs granted to Mr. Bhutani, in each case, during fiscal year 2013 in respect of 2012 performance.

		Potential Future Payout Under PRSUs				Grant Date Fair Value of RSUs and PRSUs (2)	Grant Date Fair Value of LFIs
Named Executive Officer	Grant Date	Minimum Number	Target Number	Maximum Number (1)	Number of RSUs
Kenneth M. Jacobs	March 12, 2013	0	138,024	276,048	—	$4,984,047	—
Matthieu Bucaille	March 12, 2013	0	38,972	77,944	—	$1,407,279	—
	March 12, 2013	—	—	—	7,645	$276,061	—
Ashish Bhutani	March 12, 2013	0	84,799	169,598	—	$3,062,092	—
	March 12, 2013	—	—	—	—	—	$1,566,667
Scott D. Hoffman	March 12, 2013	0	40,189	80,378	—	$1,451,225	—
	March 12, 2013	—	—	—	8,322	$300,507	—
Alexander F. Stern	March 12, 2013	0	54,804	109,608	—	$1,978,972	—
	March 12, 2013	—	—	—	16,441	$593,685	—

(1)	Pursuant to the PRSU award amendments described under “Design of Our Compensation Programs—Performance-Based Incentive Compensation—PRSU Awards” above, the PRSU awards granted during 2013 were amended and are now subject to the achievement of an additional performance metric, which subjects the vesting of any amount over two times the target payout level to the achievement by Lazard Ltd of at least $2.3 billion in 2014 operating revenue, which would represent an increase of 13% over Lazard Ltd’s 2013 operating revenue, with the full payout of this portion occurring only if Lazard Ltd achieves at least $2.5 billion in 2014 operating revenue, which would represent an increase of 23% over Lazard Ltd’s 2013 operating revenue. In 2013 and 2012, Lazard Ltd’s operating revenue increased 3.2% and 4.6%, respectively, over operating revenue in the prior year and, in 2011, Lazard Ltd’s operating revenue decreased 4.8% from operating revenue in the prior year. We have therefore assumed that the maximum potential future payout under PRSU awards granted during 2013 is equal to two times the target number of shares subject to such awards, which is reflected in this column. However, assuming that Lazard Ltd achieves $2.5 billion in 2014 operating revenue, and therefore assuming a three times payout level, the payout would be as follows: for Mr. Jacobs, 414,072 shares; for Mr. Bucaille, 116,916 shares; for Mr. Bhutani, 254,397 shares; for Mr. Hoffman, 120,567 shares; and for Mr. Stern, 164,412 shares.

(2)	Amounts represent the grant date fair value of awards made in 2013, as computed in accordance with FASB ASC Topic 718, as set forth in footnote (a) to the “Summary Compensation Table” above.

The RSUs included in the table above represent a contingent right to receive an equivalent number of shares of Lazard Ltd’s Class A common stock, and are subject to service-based vesting criteria. The PRSUs included in the table above are subject to performance-based and service-based vesting criteria and represent a contingent right to receive a number of shares of Lazard Ltd’s Class A common stock that will range from zero to two times the target number (i.e., one times), or, for PRSUs granted in 2013, in the event of a substantial increase in Lazard Ltd’s operating revenue in 2014, three times the target number. Assuming satisfaction of the applicable vesting criteria, the RSUs and PRSUs granted on March 12, 2013 to each of our NEOs will vest as follows: one-third on or around March 2, 2015 and two-thirds on or around March 1, 2016. The payout level at which the PRSUs will vest is determined based on Lazard Ltd’s score over a performance period beginning January 1, 2012 and ending on December 31, 2014 with respect to certain financial metrics and Lazard Ltd’s performance relative to the performance of our peers; provided, however, that payouts between two times and three times the target number also will depend on Lazard Ltd’s operating revenue in 2014 and (ii) each of the three performance metrics also are evaluated on an annual basis at the end of each fiscal year during the performance period and may result in 25% of the total target number of shares of Lazard Ltd’s Class A common stock subject to the PRSUs no longer being at risk based on the achievement of the performance criteria. See “Design of Our Compensation Programs—Performance-Based Incentive Compensation” above.

After the end of 2012, the Compensation Committee evaluated Lazard Ltd’s performance for 2012 with respect to each of the three generally applicable performance metrics and determined that such performance exceeded an aggregate score of 1.0 for 2012. Accordingly, 25% of the total target number of shares of Lazard Ltd’s Class A common stock subject to the PRSUs awarded to the NEOs for 2012 compensation are not subject to further achievement of performance goals (but remain subject to the service-based vesting criteria described above). In addition, after the end of 2013, the Compensation Committee evaluated Lazard Ltd’s performance for 2013 with respect to each of the three generally applicable performance metrics and determined that such performance exceeded an aggregate score of 1.0 for 2013. Accordingly, an additional 25% of the total target number of shares of Lazard Ltd’s Class A common stock subject to the PRSUs awarded to the NEOs for 2012 compensation are not subject to further achievement of performance goals (but also remain subject to the service-based vesting criteria described above).

Each of our NEOs signed an RSU or PRSU agreement, as applicable, in connection with his award. In general, these agreements provide that unvested RSUs or PRSUs are forfeited on termination of employment, except in limited cases such as death, disability, a termination by the Company other than for “cause” (which includes for these purposes a resignation for “good reason”) or a qualifying retirement pursuant to Lazard Ltd’s RSU Retirement Policy. See “RSU Retirement Policy” and “Potential Payments Upon Termination or Change in Control” below. All RSUs and the target number of PRSUs receive dividend equivalents at the same rate that dividends are paid on shares of Lazard Ltd’s Class A common stock. These dividend equivalents are credited, in the case of RSUs, in the form of additional RSUs with the same restrictions as the underlying RSUs to which they relate, and in the case of PRSUs, as RSUs that are not subject to the performance-based vesting criteria but are otherwise subject to the same restrictions as the underlying PRSUs to which they relate. In addition, the RSU and PRSU agreements contain standard covenants including, among others, noncompetition and nonsolicitation of our clients and employees.

The LFIs included in the table above represent interests in certain Lazard investment funds. Pursuant to the terms of these awards, a portion of Mr. Bhutani’s incentive compensation is invested in funds managed by LAM. The dollar value of the portion of Mr. Bhutani’s incentive compensation that is invested in such funds is included in the table above. The LFIs granted on March 12, 2013 to Mr. Bhutani will vest as follows: one-third on or around March 2, 2015 and two-thirds on or around March 1, 2016. Mr. Bhutani signed an LFI award agreement in connection with his award, which provides that unvested LFIs are forfeited on termination of employment, except in limited cases such as death, disability, a termination by the Company other than for “cause” (which includes for these purposes a resignation for “good reason”) or a qualifying retirement pursuant to the RSU Retirement Policy. See “RSU Retirement Policy” and “Potential Payments Upon Termination or Change in Control” below. In the event the investment funds in which the LFIs are invested distribute earnings, such earnings are automatically reinvested in additional LFIs, with the same restrictions as the underlying LFIs to which they relate. In addition, Mr. Bhutani’s LFI award agreement contains standard covenants including, among others, noncompetition and nonsolicitation of our clients and employees.

RSU Retirement Policy. Pursuant to Lazard Ltd’s RSU Retirement Policy, outstanding and unvested RSUs will vest (and in the case of members of Lazard Group who report income from Lazard Group and its affiliates on Schedule K-1 to Lazard Group’s Federal income tax return, RSUs will be settled in restricted stock) as long as (i) the holder is at least 56 years old, (ii) the holder has completed at least five years of service with the Company and (iii) the sum of the holder’s actual age and years of service is at least 70. Similarly, on such date, the service-based vesting criteria of the PRSUs will no longer apply, but the performance-based vesting criteria will continue to apply through the end of the applicable performance period, including following the executive’s retirement during the performance period. Following retirement, the restricted stock granted to the former RSU and PRSU holders remains subject to all restrictive covenants, including continued compliance with non-compete, non-

solicit and other provisions contained in the original award agreement through the original vesting date of the RSUs or PRSUs, as applicable, notwithstanding any expiration date specified therein. Any dividends payable with respect to the restricted stock are held in escrow until the forfeiture provisions lapse. A recipient of restricted stock is required to make an election under Section 83(b) of the Internal Revenue Code, which subjects him or her to taxation on such restricted stock on the date of grant. With the consent of the compliance department of the Company, a recipient may dispose of a portion of the restricted stock granted to him or her to pay such taxes. Pursuant to the LFI award agreements, the RSU Retirement Policy also applies to LFIs.

Messrs. Jacobs and Bucaille will become eligible for retirement under the RSU Retirement Policy on September 12, 2014 and February 6, 2016, respectively. However, Mr. Jacobs has voluntarily agreed to waive his rights to be treated as retirement eligible in September 2014 for purposes of his RSUs and PRSUs, demonstrating Mr. Jacobs’ dedication to our Company. Instead, Mr. Jacobs will not become retirement eligible until his current contract expires on March 31, 2016. Certain PRSUs granted to Mr. Jacobs may be subject to taxation if the performance goals are satisfied prior to satisfying the service conditions and, upon taxation, would be settled in the form of restricted stock, a portion of which may be sold to pay the related taxes, with the remainder subject to vesting until the service requirements are satisfied or, if earlier, when Mr. Jacobs becomes eligible to retire.

Bonus Plan

To align employee and equityholder interests, Lazard Ltd adopted the 2005 Bonus Plan for purposes of determining annual bonuses for our senior executives. The Compensation Committee has full direct responsibility and authority for determining our CEO’s compensation under the plan. In 2013, the Compensation Committee reviewed and approved the compensation of our NEOs under the plan.

Amounts payable under the plan are allocated from a bonus pool. The actual size of the bonus pool is determined at the end of each fiscal year, taking into account the results of Lazard Ltd’s operations, its total shareholder return and/or other measures of Lazard Ltd’s financial performance or of the financial performance of one or more of our subsidiaries or divisions, as well as competitive compensation practices in the financial services industry. A target maximum ratio of aggregate compensation and benefits expense for the year (including annual incentive payments under the plan) to annual revenue or income (or to similar measures of corporate profitability) may also be taken into account. The bonus pool is allocated among the participants in the plan with respect to each fiscal year. This allocation may be made at any time prior to payment of bonuses for such year and may take into account any factors deemed appropriate, including, without limitation, assessments of individual, subsidiary or division performance and input of management.

Amounts payable with respect to bonuses may be satisfied in cash, through equity awards granted under either the 2008 Plan or the 2005 Plan or through LFI awards.

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

The retention agreements with our NEOs expire on March 31, 2016 or, if later, the second anniversary of a change in control under the 2008 Plan. The retention agreements with our NEOs provide for a minimum annual base salary of $900,000 for Mr. Jacobs and $750,000 for each of Messrs. Bhutani, Bucaille, Hoffman and Stern. In addition, each of our NEOs is entitled to an annual bonus to be determined under Lazard Ltd’s applicable annual bonus plan on the same basis as annual bonuses are determined for other executive officers of the Company; provided that, for Mr. Jacobs, any such annual bonus will be paid in cash, up to a total of $2.1 million (subject to any significant change in applicable legal requirements or prevailing market practice at the time of such award), and the amount of such award that exceeds $2.1 million, if any, will be paid in the form determined by the Compensation Committee; provided further that, in each case, the NEO is employed by the Company at the end of the applicable fiscal year. Subject to the latter proviso, each of Messrs. Bhutani, Bucaille, Hoffman and Stern is entitled to be paid such bonus in the same ratio of cash to equity or, in the case of Mr. Bhutani, deferred awards, as is generally applicable to other executives.

In addition, the retention agreements with our NEOs provide that each is entitled to participate in employee retirement and welfare benefit plans and programs of the type made available to our most senior executives. The retention agreement with Mr. Bucaille also provides that he is entitled to certain housing and tuition reimbursements.

Payments and Benefits Upon Certain Terminations of Service; Restrictive Covenants. The retention agreements with our NEOs also provide for potential payments and benefits upon certain terminations of service or in connection with a change in control, and require our NEOs to observe certain restrictive covenants during and following a termination of employment. See “Potential Payments Upon Termination or Change in Control” below for further details.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table provides information about the number and value of RSUs and PRSUs held by our NEOs as of December 31, 2013. The market value of the RSUs and PRSUs was calculated based on the closing price of Lazard Ltd’s Class A common stock on the NYSE on December 31, 2013 ($45.32). The table does not include PRSU awards that relate to 2013 performance, which were granted on February 20, 2014 (our NEOs were not granted any RSUs that relate to 2013 performance).

Named Executive Officer	Number of RSUs That Have Not Vested (1)	Market Value of RSUs That Have Not Vested	Number of Unearned PRSUs That Have Not Vested (2)	Market or Payout Value of PRSUs That Have Not Vested (2)
Kenneth M. Jacobs (3)	422,702	$19,156,855	207,036	$9,382,872
Matthieu Bucaille (3)(4)	215,996	$9,788,939	58,458	$2,649,317
Ashish Bhutani	251,058	$11,377,949	127,198	$5,764,613
Scott D. Hoffman	140,926	$6,386,766	60,284	$2,732,071
Alexander F. Stern	207,006	$9,381,512	82,206	$3,725,576

(1)

RSU awards have typically been granted to our NEOs in February of each applicable year under the 2005 Plan or the 2008 Plan, and relate to the prior year’s performance. The scheduled vesting dates for outstanding RSU awards granted to each of our NEOs are as follows: (i) RSUs granted on March 12, 2013 will vest one-third on or around March 2, 2015 and two-thirds on or around March 1, 2016; (ii) RSUs granted on February 10, 2012 vested one-third during February 2014 and will vest two-thirds on or around March 2, 2015; and (iii) RSUs granted on February 10, 2011 (and restricted stock for which such RSUs were exchanged) vested one-third on March 1, 2013 and two-thirds during February 2014. See Note 14 of Notes to the Consolidated Financial Statements for a discussion of the Company’s exchange of RSUs for shares of restricted stock in December 2012. In addition, with respect to PRSU awards granted on March 12, 2013, (i) in early 2013 and in early 2014, the Compensation Committee determined that Lazard Ltd had achieved an aggregate score of at least 1.0 with respect to the 2012 fiscal year and the 2013 fiscal year, respectively, and, accordingly, this column includes 50% of the total target number of shares of Lazard Ltd’s Class A common stock subject to the PRSUs, which are no longer at risk based on achievement of the performance criteria and (ii) this column reflects additional RSUs received by the NEOs as dividend equivalents accrued in respect of the total target number of shares of Lazard Ltd’s Class A common stock subject to the PRSUs, which are not at risk based on the achievement of the performance criteria (as well as dividend equivalents accrued in respect of RSUs). The stock units regarding PRSUs referred to in the immediately preceding sentence will vest one-third on or around March 2, 2015 and two-thirds on or around March 1, 2016.

(2)	The PRSU awards granted to our NEOs in 2013 are scheduled to vest one-third on or around March 2, 2015 and two-thirds on or around March 1, 2016, subject to achievement of the performance-based vesting criteria. Because Lazard Ltd’s performance in the 2012 and 2013 fiscal years exceeded the target (one times) level, and based on guidance regarding the rules of the Securities and Exchange Commission, we have included PRSU awards in the table above based on the next highest payout level expressed as an integer (in this case, two times); however, since 50% of the total target number of shares of Lazard Ltd’s Class A common stock subject to the PRSUs granted in 2013 are no longer subject to achievement of performance criteria, as discussed in footnote (1) above and, accordingly, are reflected in the RSU column of the table above, the amount set forth in the PRSU column reflects only 1.5 times the total target number of shares subject to such PRSUs. The amounts reflected above are not necessarily indicative of future payouts for the awards, which are not now known but will ultimately be determined based on Lazard Ltd’s actual performance through the entire performance period (and which may be lower than the two times payout level).

(3)	Messrs. Jacobs and Bucaille will become eligible for retirement under the RSU Retirement Policy on September 12, 2014 and February 6, 2016, respectively. However, Mr. Jacobs has voluntarily agreed to waive his rights to be treated as retirement eligible in September 2014 for purposes of his RSUs and PRSUs, demonstrating Mr. Jacobs’ dedication to our Company. Instead, Mr. Jacobs will not become retirement eligible until his current contract expires on March 31, 2016. Certain PRSUs granted to Mr. Jacobs may be subject to taxation if the performance goals are satisfied prior to satisfying the service conditions and, upon taxation, would be settled in the form of restricted stock, a portion of which may be sold to pay the related taxes, with the remainder subject to vesting until the service requirements are satisfied or, if earlier, when Mr. Jacobs becomes eligible to retire.

(4)	Mr. Bucaille received a special award of 71,085 RSUs in 2011 that will vest on March 1, 2019, subject to satisfaction of service-based vesting requirements.

Stock Vested

The following table sets forth certain information concerning RSUs held by our NEOs that vested in 2013. The value realized on vesting was calculated based on the closing price of Lazard Ltd’s Class A common stock on the NYSE on the date immediately preceding the vesting date.

Named Executive Officer	Number of Shares that Vested or were Acquired on Vesting	Value Realized on Vesting
Kenneth M. Jacobs	219,583	$7,883,030
Matthieu Bucaille	42,368	$1,521,011
Ashish Bhutani	242,671	$8,711,889
Scott D. Hoffman	78,711	$2,825,725
Alexander F. Stern	85,411	$3,066,255

Pension Benefits

U.S. Defined Benefit Pension Plans. The following table provides information with respect to the Lazard Frères & Co. LLC Employees’ Pension Plan, a qualified defined-benefit pension plan, and a related supplemental defined-benefit pension plan. Each of Messrs. Jacobs, Hoffman and Stern has an accrued benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan, and Messrs. Hoffman and Stern have accrued additional benefits under the related supplemental defined-benefit pension plan. The annual benefit under such plans, payable as a single life annuity commencing at age 65, would be $6,447 for Mr. Jacobs, $18,845 for Mr. Hoffman and $12,421 for Mr. Stern. Under the terms of the supplemental defined-benefit pension plan, the benefits are only payable in a single lump sum payment. These benefits accrued in each case prior to the date the applicable NEO became a managing director of the Company. Benefit accruals under both of these plans were frozen for all participants effective January 31, 2005. For a discussion of the valuation method and all material assumptions applied in quantifying the present value of the current accrued benefit, see Note 15 of Notes to the Consolidated Financial Statements. Messrs. Bhutani and Bucaille do not participate in any of these plans.

Named Executive Officer	Plan Name	Number of Years of Credited Service (1)	Present Value of Accumulated Benefit ($) (2)	Payments During Last Fiscal Year ($)
Kenneth M. Jacobs	Lazard Frères & Co. LLC Employees’ Pension Plan	3	$47,444	$0

Scott D. Hoffman	Lazard Frères & Co. LLC Employees’ Pension Plan	5	$65,656	$0
	Supplemental Defined- Benefit Pension Plan	5	$49,720	$0

Alexander F. Stern	Lazard Frères & Co. LLC Employees’ Pension Plan	6	$58,481	$0
	Supplemental Defined- Benefit Pension Plan	6	$3,075	$0

(1)	Mr. Jacobs has been employed by the Company for 26 years, Mr. Hoffman 20 years and Mr. Stern 19 years. Mr. Jacobs became a managing director of the Company in 1991, Mr. Hoffman in 1999 and Mr. Stern in 2002, at which point they ceased accruing benefits under these plans.

(2)	In calculating the present value of accumulated benefits outlined above, Messrs. Jacobs, Hoffman and Stern are assumed to live to age 65 and subsequently retire. They are also assumed to choose the single life annuity form of benefit under the Lazard Frères & Co. LLC Employees’ Pension Plan and the lump sum form of benefit under the Supplemental Defined-Benefit Pension Plan (for Messrs. Hoffman and Stern only). The interest rate and mortality rate used to determine the Employees’ Pension Plan present value is 5.00% for all years and the RP-2000 Mortality Table (with 21 years improvement) after retirement only. The Supplemental Defined-Benefit Pension Plan assumes that the annuity benefit will be converted to a lump sum at age 65 using a 5.00% interest rate and the mortality outlined in IRS Notice 2008-85 applicable for lump sum payments (projected to the year the participant attains age 65 using Scale AA). A 5.00% discount rate is used to determine the present value of this single payment at age 65 at December 31, 2013.

Potential Payments Upon Termination or Change in Control

As described above, each of our NEOs has entered into a retention agreement with the Company, which provides for certain severance benefits in the event of a termination by us other than for “cause” or by the NEO for “good reason” (which we refer to below as a “qualifying termination”) prior to the expiration of the retention agreement. Except for Mr. Jacobs, with whom we entered into an amended retention agreement in October 2012, we entered into amended retention agreements with each of our NEOs in March 2013.

Each of our NEOs has received RSUs and PRSUs pursuant to the 2005 Plan or the 2008 Plan, and Mr. Bhutani has received LFIs.

The following table shows the potential payments that would have been made by the Company and Lazard Ltd to each of our NEOs assuming that such NEO’s employment with the Company terminated, or a change in control occurred (in Mr. Bhutani’s case, a change in control pursuant to which Lazard Ltd is acquired by an entity that has an asset management business), on December 31, 2013 under the circumstances outlined in the table. For purposes of this table, the price of Lazard Ltd’s Class A common stock is assumed to be $45.32, which was the closing price on December 31, 2013.

	Prior to a Change in Control			On or After a Change in Control
Named Executive Officer	Death or Disability	Involuntary Termination without “Cause”	Resignation for “Good Reason”	No Termination of Employment	Death or Disability	Involuntary Termination without “Cause” or Resignation for “Good Reason”
Kenneth M. Jacobs (7)
Severance Payment (1)	—	$17,450,000	$17,450,000	—	—	$17,450,000
RSU and PRSU Vesting (2) (3)	$26,454,644	$26,454,644	$26,454,644	$15,864,357	$28,539,726	$28,539,726
Pro-rata Annual Incentive Payment (4)	$7,825,000	$7,825,000	$7,825,000	—	$7,825,000	$7,825,000
Salary in Lieu of Notice (6)	—	$225,000	—	—	—	$225,000
Matthieu Bucaille
Severance Payment (1)	—	$6,600,000	$6,600,000	—	—	$6,600,000
RSU and PRSU Vesting (2) (3)	$11,849,503	$11,849,503	11,849,503	$8,503,528	$12,438,255	$12,438,255
Pro-rata Annual Incentive Payment (4)	$2,550,000	$2,550,000	$2,550,000	—	$2,550,000	$2,550,000
Salary in Lieu of Notice (6)	—	$187,500	—	—	—	$187,500
Ashish Bhutani
Severance Payment (1)	—	$9,650,000	$9,650,000	—	—	$19,300,000
RSU, PRSU and LFI Vesting (2) (3) (5)	$21,342,102	$21,342,102	21,342,102	$13,099,126	$22,623,117	$22,623,117
Pro-rata Annual Incentive Payment (4)	$8,900,000	$8,900,000	$8,900,000	—	$8,900,000	$8,900,000
Salary in Lieu of Notice (6)	—	$187,500	—	–	–	$187,500
Scott D. Hoffman
Severance Payment (1)	—	$6,800,000	$6,800,000	—	—	$6,800,000
RSU and PRSU Vesting (2) (3)	$8,511,715	$8,511,715	8,511,715	$5,040,853	$9,118,837	$9,118,837
Pro-rata Annual Incentive Payment (4)	$2,650,000	$2,650,000	$2,650,000	—	$2,650,000	$2,650,000
Salary in Lieu of Notice (6)	—	$187,500	—	—	—	$187,500
Alexander F. Stern
Severance Payment (1)	—	$9,250,000	$9,250,000	—	—	$9,250,000
RSU and PRSU Vesting (2) (3)	$12,279,182	$12,279,182	12,279,182	$7,309,300	$13,107,088	$13,107,088
Pro-rata Annual Incentive Payment (4)	$3,875,000	$3,875,000	$3,875,000	—	$3,875,000	$3,875,000
Salary in Lieu of Notice (6)	—	$187,500	—	—	—	$187,500

(1)	In addition to the severance payments listed, each of our NEOs would be entitled to receive between one and two years of medical and dental coverage following termination. However, amounts relative to this benefit are immaterial and have not been included in the table.

(2)	Valuation of all RSU and PRSU awards is based upon the full value underlying Lazard Ltd’s Class A common stock at the close of business on December 31, 2013, without taking into account any discount for the present value of such awards. Upon a change in control, (i) only RSU awards granted during 2012 or earlier immediately vest in full, (ii) RSU awards granted in 2013 generally will not accelerate upon a change in control, but will instead require both a change in control and another customary event (such as a qualifying termination) in order to vest, and (iii) PRSU awards will no longer be subject to the performance conditions and the payout level will be determined by the Compensation Committee based on the greater of (A) the target level or (B) Lazard Ltd’s actual performance for the period beginning at the start of the performance period and ending on the date of the change in control, but the awards will remain subject to the service conditions, absent a qualifying termination, through the original vesting dates. The table above assumes, with respect to the PRSU awards, that upon a change in control and another customary event (such as a qualifying termination), the performance conditions and the payout level would be equal to two times the target level. This assumption is not necessarily indicative of future payouts for the awards, which are not now known but will ultimately be based on Lazard Ltd’s actual performance through the relevant period (which may be lower than the two times payout level).

(3)	Upon death, (i) all RSU awards vest upon the earlier of 30 days or the scheduled vesting date, and (ii) all PRSU awards vest immediately (or, if the death occurs more than halfway through the fiscal quarter, as soon as practicable following the Compensation Committee’s determination of the payout level), with the payout level based on (A) Lazard Ltd’s actual performance during the portion of the performance period ending on the last day of the fiscal quarter preceding the date of death (or, if the death occurs more than halfway through the fiscal quarter, the last day of such fiscal quarter) and (B) the target level for the remainder of the performance period. Upon disability, a termination without “cause” or resignation for “good reason”, (i) the PRSU payout level will be determined in a manner consistent with clauses (A) and (B) of the immediately preceding sentence, and (ii) the NEOs may be immediately taxed on 100% of the shares underlying the RSUs and PRSUs (except the RSU awards held by Mr. Bhutani and granted prior to 2013). Accordingly, a percentage of the shares underlying the RSUs and PRSUs in the amount sufficient to cover payment of taxes will be delivered to the executive immediately upon termination, and the remaining percentage will be delivered on the original vesting dates, provided that the executive does not violate his restrictive covenants. The table above assumes, with respect to the PRSU awards, that in the case of a termination without “cause”, upon death or disability or resignation for “good reason” (other than following a change in control), the performance conditions would be equal to two times the target level for 2012 and 2013 and would be equal to the target level for 2014, with the payout level determined accordingly. These assumptions are not necessarily indicative of future payouts for the awards, which are not now known but will ultimately be based on Lazard Ltd’s actual performance through the relevant period (which may be lower than the two times payout level). Upon disability, or a termination without “cause” or resignation for “good reason”, RSU awards held by Mr. Bhutani and granted prior to 2013 will continue to vest on the scheduled vesting dates. The scheduled vesting dates for outstanding RSU awards are set forth in Footnote (1) to the “Outstanding Equity Awards at 2013 Fiscal Year-End” table above.

(4)	Under the terms of the 2005 Bonus Plan, upon death or disability, each NEO may receive a pro-rated portion of the annual incentive compensation that he would have received in the absence of such termination. Assuming a December 31, 2013 death or disability, all NEOs were assumed to have received their full incentive compensation award for 2013 (annual cash bonus plus the value of RSU award and PRSU award (determined in each case based on the grant date value of such awards in accordance with our normal valuation methodology, at the target level, in the case of the PRSUs) and, in the case of Mr. Bhutani, the value of the LFI awards and deferred cash award).

Pursuant to their retention agreements, in the event of an involuntary termination without “cause” or resignation for “good reason”, or upon termination due to death or disability, each NEO is entitled to a pro-rated portion of the average annual bonus (or, to the extent applicable, cash distributions, and including any bonuses paid in the form of equity awards or LFI awards based on the grant date value of such awards in accordance with our normal valuation methodology, at the target level, in the case of PRSUs) paid or payable to the executive for our two completed fiscal years immediately preceding the fiscal year in which the termination occurs.

(5)	Upon death and, with respect to awards granted in 2012 or earlier only, upon a change in control, LFIs will immediately vest. Upon disability, or a termination without “cause” or resignation for “good reason”, Mr. Bhutani may be immediately taxed on 100% of the LFIs. Accordingly, a percentage of the LFIs in an amount sufficient to cover taxes may be sold, and the remaining percentage will remain subject to restrictive covenants through a limited period.

(6)	Under the retention agreements, each of the NEOs is entitled to 3 months’ notice (or, if the Company elects, base salary in lieu of such notice period) following a termination by the Company other than for cause, death or disability. In addition, for Mr. Jacobs, this notice period or salary in lieu thereof applies upon a resignation for good reason solely due to a failure by the Company to continue, following the expiration of the retention agreement, Mr. Jacobs’ employment as CEO and Chairman pursuant to an agreement having terms and conditions that are reasonable and customary at the time of such expiration, except in the event that Mr. Jacobs rejects an offer of continued employment consistent with the foregoing.

(7)	None of the NEOs is entitled to an excise tax gross-up payment with respect to Section 280G of the Code. Instead, the retention agreements provide for a “best net” approach, whereby change in control payments are limited to the threshold amount under Section 280G if it would be more favorable to the NEO on a net after-tax basis than receiving the full payments and paying the excise taxes. In the case of Mr. Jacobs, in the event of a termination of his employment without “cause” or resignation for “good reason” following a change in control, he would benefit from a reduction in his payment by $8,474,583, rather than paying the excise tax. That reduction is not reflected in the amounts set forth above. In the case of the other NEOs, it would be better for them (after taking the excise tax into account) to receive their full payments.

Retention Agreements

Except in the case of a qualifying termination that occurs on or following a change in control, the severance benefits described below are conditioned upon the applicable NEO timely delivering an irrevocable waiver and release of claims in favor of the Company and its affiliates.

With respect to a termination for “cause” of an NEO, the term “cause” generally means: (i) conviction of, or a guilty plea or plea of nolo contendere (or non-U.S. equivalent) to, a felony, or of any other crime that legally prohibits the NEO from working for the Company; (ii) a breach of a regulatory rule that materially adversely affects the NEO’s ability to perform his duties for the Company; (iii) willful and deliberate failure on the part of the NEO (A) to perform his employment duties in any material respect or (B) to follow specific reasonable directions received from the CEO (or, for Messrs. Jacobs and Hoffman, from Lazard Ltd’s Board of Directors or, for Mr. Bucaille, from the Audit Committee of Lazard Ltd’s Board of Directors); or (iv) a breach of the covenants contained in the retention agreements that is (individually or combined with other such breaches) demonstrably and materially injurious to the Company or any of its affiliates. Notwithstanding the foregoing, (1) with respect to the events described in clauses (ii), (iii)(A) and (iv) of the prior sentence, the NEO’s acts or failures to act generally shall not constitute cause to the extent taken (or not taken) based upon the direct instructions of Lazard Ltd’s Board of Directors or upon the direct advice of counsel to the Company; (2) no act or failure to act will be considered “willful” unless it is done (or omitted to be done) by the NEO in bad faith or without reasonable belief that his action or omission was in the best interests of the Company; (3) clause (iii) of the prior sentence will not apply to any failure by the NEO resulting from incapacity due to physical or mental illness or following a termination by the Company of his employment without cause or his resignation for good reason. In addition, any termination following a change in control for a reason other than as described in clause (i) above shall not be considered for “cause” until the NEO is delivered a copy of a valid resolution finding, by the affirmative vote of two-thirds of the entire membership of the board of directors (or similar governing body) of the entity that is the parent of the Company, that circumstances constituting “cause” exist.

With respect to a resignation by an NEO for “good reason”, the term “good reason” generally means (subject to notice and a cure period): (i) the assignment to the NEO of any duties inconsistent in any material respect with his position(s) (including status, offices, titles and reporting requirements), authority, duties or responsibilities

(including, for Mr. Jacobs, any authority, duties or responsibilities as are consistent with those exercised generally by the chief executive officer of a public company) as in effect as of (A) for Mr. Jacobs, October 24, 2012 and (B) for the other NEOs, March 14, 2013, or any other action by the Company which results in a material diminution in such position, authority, duties or responsibilities from the level in effect as of such applicable date; (ii) any obligation that the NEO report other than directly to (A) Lazard Ltd’s Board of Directors, in the case of Mr. Jacobs, (B) Lazard Ltd’s Board of Directors or CEO, in the case of Mr. Hoffman, (C) the Audit Committee of Lazard Ltd’s Board of Directors or the CEO, in the case of Mr. Bucaille and (D) the CEO, in the case of Messrs. Bhutani and Stern; (iii) a material breach by the Company of the terms of the retention agreement, including the nondisparagement covenant favoring the NEO; or (iii) without the NEO’s written consent, any requirement that the NEO’s principal place of employment be relocated to a location that increases the executive’s commute from his primary residence by more than 30 miles. Mr. Bhutani’s retention agreement also defines “good reason” to include any person, other than Mr. Bhutani, receiving the title “Chairman of Lazard Asset Management LLC” or Chairman of our asset management group, unless (1) such person receives such title in connection with a merger or acquisition transaction involving Lazard, on the one hand, and an unrelated company that has an asset management group, on the other hand and (2) such transaction is approved by Lazard Ltd’s Board of Directors. With respect to Mr. Jacobs, his retention agreement also defines “good reason” as any failure by the Company to continue, following the expiration of the retention agreement, Mr. Jacobs’ employment as CEO and Chairman pursuant to an agreement having terms and conditions that are reasonable and customary at the time of such expiration, except in the event that Mr. Jacobs rejects an offer of continued employment consistent with the foregoing.

In the event of a qualifying termination of an NEO, the executive generally would be entitled to receive in a lump sum: (1) any unpaid base salary accrued through the date of termination; (2) any earned but unpaid bonuses for years completed prior to the date of termination; (3) a pro-rated portion of the average annual bonus (or, to the extent applicable, cash distributions, and including any bonuses paid in the form of equity awards (including LFI awards) based on the grant date value of such equity awards in accordance with our normal valuation methodology, at the target level, in the case of PRSUs) paid or payable to the executive for the Company’s two completed fiscal years immediately preceding the fiscal year in which the termination occurs; and (4) a severance payment in the following amount: two times (in the case of Mr. Bhutani, so long as his qualifying termination occurs on or following a change in control pursuant to which Lazard Ltd is acquired by an entity that has an asset management business, and one times in all other cases) the sum of such NEO’s base salary and average annual bonus (not pro-rated) described in clause (3). The pro-rated portion of the average annual bonus described in clause (3) of the immediately preceding payment is also payable in the event of a termination due to death or disability. Upon a qualifying termination, each NEO and his eligible dependents would generally continue to be eligible to participate in the Company’s medical and dental benefit plans, on the same basis as in effect immediately prior to the date of termination (which currently requires the NEO to pay a portion of the premiums) for two years (in the case of Mr. Bhutani, so long as his qualifying termination occurs on or following a change in control pursuant to which Lazard Ltd is acquired by an entity that has an asset management business, and one year in all other cases) following such termination. The period of such medical and dental benefits continuation would generally be credited towards the NEO’s credited age and service for the purpose of our retiree medical program.

In addition to the post-employment medical and dental benefits described above, following a termination of Mr. Jacobs’ service for any reason other than for “cause”, Mr. Jacobs and his eligible dependents would be eligible for continued participation in our medical and dental benefits plans for the remainder of Mr. Jacobs’ life and that of his current spouse, with Mr. Jacobs or his spouse paying the full cost of all premiums associated with such coverage (other than during the periods following a qualifying termination described above).

In addition, Mr. Jacobs is entitled, subject to his continued employment with the Company, to the fringe benefits and perquisites to which he was entitled as of October 24, 2012. A resignation by an NEO for good reason will be treated as a termination by the Company without cause for purposes of all of his equity and LFI awards outstanding at the time of such resignation.

Noncompetition and Nonsolicitation of Clients. While providing services to the Company and during the three-month period following termination of the NEO’s services (one-month period in the event of such a termination by us without “cause” or by the NEO for “good reason”), the NEO may not:

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

Award Agreements; “Double-Trigger” Vesting

In the event of a change in control, any unvested but outstanding RSUs or LFIs granted in 2012 or earlier automatically will vest. Beginning in 2013, Lazard Ltd adopted “double-trigger” vesting for NEO PRSU, RSU and LFI awards in the event of a change in control, such that PRSU, RSU and LFI awards granted in 2013 and later generally will not immediately accelerate vesting upon a change in control, but will instead require both a change in control and another event (such as a qualifying termination) in order to vest. In the case of the PRSUs, upon a change in control, the performance period for the unvested but outstanding PRSUs will be deemed to end and the payout level for such performance period will be determined by the Compensation Committee, based on the greater of (i) the target level or (ii) Lazard Ltd’s performance (as measured by the performance metrics described in the underlying PRSU award agreement) through the date of such change in control. However, the service conditions will continue to apply to the PRSUs following a change in control, subject to acceleration in the case of certain qualifying terminations (whether occurring before or after such change in control).

If an NEO had voluntarily resigned from the Company on December 31, 2013 without “good reason” or was terminated by the Company for cause, he would not have been entitled to receive any severance payments from the Company, and any unvested RSUs, PRSUs and LFIs would have been forfeited. None of our NEOs were retirement eligible as of December 31, 2013.

Change in Control

The term “change in control,” as used in the retention agreements, the 2005 Plan and the 2008 Plan, generally means any of the following events: (i) an acquisition (other than directly from Lazard Ltd) by an individual, entity or a group (excluding Lazard Ltd or an employee benefit plan of Lazard Ltd or a corporation controlled by Lazard Ltd’s shareholders) of 20% (30% for purposes of the 2008 Plan) or more of either (A) the then-outstanding shares of Lazard Ltd’s Class A common stock (treating, for this purpose, the then-outstanding Class II interests of LAZ-MD Holdings (“Class II interests”) as shares of Lazard Ltd’s Class A common stock on an as-if fully exchanged basis in accordance with the Master Separation Agreement) (the “Outstanding Lazard Ltd Common Stock”), assuming the full exchange of all of the then-outstanding Class II interests for shares of Lazard Ltd’s common stock in accordance with the Master Separation Agreement or (B) the combined voting power of the then-outstanding voting securities of Lazard Ltd entitled to vote generally in the election of directors (the “Outstanding Lazard Ltd Voting Securities”); (ii) a change in a majority of the current Board of Directors of Lazard Ltd (the “Incumbent Board”) (excluding any persons approved by a vote of at least a majority of the Incumbent Board other than in connection with an actual or a threatened proxy contest); (iii) consummation of a merger, consolidation or sale of all or substantially all of Lazard Ltd’s assets (collectively, a “Business Combination”) other than a Business Combination in which all or substantially all of the individuals and entities who are the beneficial owners, respectively, of the Outstanding Lazard Ltd Common Stock and Outstanding Lazard Ltd Voting Securities immediately prior to such Business Combination (assuming in each case the full exchange of the Class II interests for shares of Lazard Ltd’s Class A common stock in accordance with the Master Separation Agreement) will beneficially own, directly or indirectly, more than 50% of, respectively, the outstanding shares of common stock, and the combined voting power of the then-outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination, at least a majority of the board of directors of the resulting corporation were members of the Incumbent Board and after which no person owns 20% (30% for purposes of the 2008 Plan) or more of the stock of the resulting corporation, who did not own such stock immediately before the Business Combination; or (iv) Lazard Ltd’s shareholder approval of a complete liquidation or dissolution of Lazard Ltd.

Director Compensation for 2013

Directors who are officers of the Company do not receive any fees for their service as directors. In 2013, our directors’ compensation program provided that each of our non-employee directors would receive an annual cash retainer of $119,250 and an annual award of deferred stock units, or DSUs, with a grant date value of $145,750. An additional annual retainer was paid to the Lead Director and the chairs of each committee of Lazard Ltd’s Board of Directors as follows: the Lead Director, $50,000; the chair of the Audit Committee, $30,000; the chair of the Nominating & Governance Committee, $20,000; and the chair of the Compensation Committee, $20,000; which, in each case, was paid 45% in cash and 55% in DSUs. The other members of the Audit Committee were paid an additional annual retainer of $20,000, and the other members of the Nominating & Governance Committee and the Compensation Committee were paid an additional annual retainer of $15,000, which, in each case, was paid 45% in cash and 55% in DSUs. Cash compensation is paid out on a quarterly basis (on February 15th, May 15th, August 15th and November 15th), and the DSU awards described above are granted on an annual basis on June 1st of each year, except for initial pro-rated grants made to new directors upon their appointment to the Board of Directors. The number of DSUs granted is determined based on the closing price of Lazard Ltd’s Class A common stock on the NYSE on the date immediately preceding the date of grant.

Non-employee directors may elect to receive additional DSUs in lieu of some or all of their cash compensation pursuant to the Directors Fee Deferral Unit Plan, which was approved by the Board of Directors on May 9, 2006. DSUs awarded under this plan are granted on the same quarterly payment dates as cash compensation would have been received, and the number of DSUs is determined based on the closing price of Lazard Ltd’s Class A common stock on the NYSE on the date immediately preceding the date of grant. Messrs. Heyer, Mignon and Parsons have each elected to participate in this plan during 2014.

All DSUs awarded under these arrangements are converted to Lazard Ltd’s Class A common stock on a one-for-one basis and distributed to a director after he or she resigns from, or otherwise ceases to be a member of, the Board of Directors. Dividend equivalent payments are made in respect of DSUs, which are paid in cash at the same rate and time that dividends are paid on shares of Lazard Ltd’s Class A common stock.

Lazard Ltd’s Nominating & Governance Committee periodically reviews director compensation.

Directors	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Andrew M. Alper	$136,556	$171,399	$307,955
Steven J. Heyer (2)	$164,343	$200,773	$365,116
Sylvia Jay	$132,750	$162,251	$295,001
Philip A. Laskawy	$137,250	$167,774	$305,024
Laurent Mignon (2)	$119,284	$145,752	$265,036
Richard D. Parsons	$126,000	$154,018	$280,018
Hal S. Scott	$137,250	$167,774	$305,024
Michael J. Turner	$132,750	$162,251	$295,001

(1)	The value of the DSUs reported in the table above is based on the grant date fair value of awards computed in accordance with FASB ASC Topic 718. See Note 14 of Notes to the Consolidated Financial Statements for a discussion of the assumptions used in the valuation of the DSUs. The number and grant date fair value of DSUs granted on June 3, 2013 under FASB ASC Topic 718 (based on the closing price of Lazard Ltd’s Class A common stock on the NYSE on the date immediately preceding the date of the grant) were as follows: Mr. Alper, 5,059, valued at $171,399; Mr. Heyer, 5,926, valued at $200,773; Lady Jay, 4,789, valued at $162,251; Mr. Laskawy, 4,952, valued at $167,774; Mr. Mignon, 4,302, valued at $145,752; Mr. Parsons, 4,546, valued at $154,018; Mr. Scott, 4,952, valued at $167,774; and Mr. Turner, 4,789, valued at $162,251. The total number of DSUs held by each of the non-executive directors as of December 31, 2013 was as follows: Mr. Alper, 8,316, Mr. Heyer, 68,762; Lady Jay, 32,719; Mr. Laskawy, 28,092; Mr. Mignon, 36,415; Mr. Parsons, 10,377; Mr. Scott, 34,035; and Mr. Turner, 32,719.

(2)	Messrs. Heyer and Mignon elected to defer their quarterly cash compensation into additional DSUs pursuant to the terms of the Directors Fee Deferral Unit Plan during 2013. The number and grant date fair value of the resulting DSUs granted in lieu of cash (based on the closing price of Lazard Ltd’s Class A common stock on the NYSE on the dates immediately preceding the applicable grant dates) were as follows: Mr. Heyer, 4,417, valued at $164,343; and Mr. Mignon, 3,206, valued at $119,284. In accordance with SEC guidance, these amounts are reflected in the “Fees Earned or Paid in Cash” column, rather than in the “Stock Awards” column.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAZARD GROUP LLC (Registrant)

By:	/s/ Matthieu Bucaille
Name:	Matthieu Bucaille
Title:	Chief Financial Officer

Dated: March 24, 2014