Form 10-Q
period 2014-03-31
Lazard Group LLC
filed 2014-05-06
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 25, 2014, in addition to profit participation interests, there were 129,766,090 common membership interests and two managing member interests outstanding.

When we use the terms “Lazard Group”, “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company, that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock (the “Class A common stock”) are publicly traded on the New York Stock Exchange under the Symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd has no material operating assets other than indirect ownership as of March 31, 2014 of approximately 99.5% of the common membership interests in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries who are co-managing members of Lazard Group.

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

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

(dollars in thousands)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$653,801	$832,277
Deposits with banks	274,391	244,879
Cash deposited with clearing organizations and other segregated cash	64,460	62,046

Receivables (net of allowance for doubtful accounts of $31,324 and $28,777 at March 31, 2014 and December 31, 2013, respectively):
Fees	401,037	452,535
Customers and other	117,860	52,220
Related parties	107,535	117,862

	626,432	622,617
Investments	405,344	466,542

Property (net of accumulated amortization and depreciation of $262,928 and $253,930 at March 31, 2014 and December 31, 2013, respectively)	242,976	248,795

Goodwill and other intangible assets (net of accumulated amortization of $46,599 and $45,379 at March 31, 2014 and December 31, 2013, respectively)	366,921	363,877
Other assets	335,617	252,955

Total Assets	$2,969,942	$3,093,988

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2014 AND DECEMBER 31, 2013

(UNAUDITED)

(dollars in thousands)

	March 31, 2014	December 31, 2013
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$350,114	$275,434
Accrued compensation and benefits	339,162	523,063
Senior debt	1,048,350	1,048,350
Capital lease obligations	15,246	15,834
Related party payables	187,800	202,919
Other liabilities	565,367	492,262

Total Liabilities	2,506,039	2,557,862
Commitments and contingencies

MEMBERS’ EQUITY
Members’ equity (net of 3,463,230 and 5,744,856 shares of Lazard Ltd Class A common stock, at a cost of $133,128 and $194,873 at March 31, 2014 and December 31, 2013, respectively)	494,917	571,668
Accumulated other comprehensive loss, net of tax	(97,873)	(102,196)

Total Lazard Group LLC Members’ Equity	397,044	469,472
Noncontrolling interests	66,859	66,654

Total Members’ Equity	463,903	536,126

Total Liabilities and Members’ Equity	$2,969,942	$3,093,988

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2014	2013
REVENUE
Investment banking and other advisory fees	$272,675	$168,104
Money management fees	253,031	231,137
Interest income	2,972	2,673
Other	22,190	21,464

Total revenue	550,868	423,378
Interest expense	17,573	22,194

Net revenue	533,295	401,184

OPERATING EXPENSES
Compensation and benefits	321,550	277,726
Occupancy and equipment	28,307	29,299
Marketing and business development	19,233	18,192
Technology and information services	23,487	22,980
Professional services	7,364	8,327
Fund administration and outsourced services	15,454	13,465
Amortization of intangible assets related to acquisitions	1,220	877
Other	9,292	9,094

Total operating expenses	425,907	379,960

OPERATING INCOME	107,388	21,224
Provision for income taxes	17,857	3,022

NET INCOME	89,531	18,202
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4,120	2,097

NET INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$85,411	$ 16,105

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2014	2013
NET INCOME	$89,531	$18,202

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

Currency translation adjustments	3,591	(12,136)

Amortization of interest rate hedge	–	264

Employee benefit plans:
Actuarial loss (net of tax benefit of $50 and $1,795 for the three months ended March 31, 2014 and 2013, respectively)	(557)	(3,423)
Adjustment for items reclassified to earnings (net of tax expense of $532 and $402 for the three months ended March 31, 2014 and 2013, respectively)	1,289	1,218

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	4,323	(14,077)

COMPREHENSIVE INCOME	93,854	4,125
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4,120	2,108

COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$89,734	$2,017

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89,531	$18,202
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	8,859	8,059
Amortization of deferred expenses, share-based incentive compensation and interest rate hedge	82,972	88,039
Amortization of intangible assets related to acquisitions	1,220	877
(Increase) decrease in operating assets:
Deposits with banks	(29,370)	30,635
Cash deposited with clearing organizations and other segregated cash	(2,284)	2,812
Receivables-net	(2,557)	9,760
Investments	61,478	4,774
Other assets	(101,969)	(77,495)
Increase (decrease) in operating liabilities:
Deposits and other payables	59,061	(13,026)
Accrued compensation and benefits and other liabilities	(117,072)	(147,058)

Net cash provided by (used in) operating activities	49,869	(74,421)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(3,153)	(29,198)
Disposals of property	250	2,631

Net cash used in investing activities	(2,903)	(26,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from noncontrolling interests	184	–
Excess tax benefits from share-based incentive compensation	1,925	2,211
Other financing activities	200	–
Payments for:
Capital lease obligations	(583)	(1,004)
Distributions to noncontrolling interests	(4,099)	(2,617)
Purchase of Lazard Ltd Class A common stock	(105,810)	(30,168)
Distribution to members	(36,130)	–
Settlement of vested share-based incentive compensation	(82,021)	(116,954)
Other financing activities	(1,103)	–

Net cash used in financing activities	(227,437)	(148,532)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,995	(15,895)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(178,476)	(265,415)
CASH AND CASH EQUIVALENTS—January 1	832,277	845,503

CASH AND CASH EQUIVALENTS—March 31	$653,801	$580,088

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2013

(UNAUDITED)

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity
Balance – January 1, 2013 (*)	$545,572	$(92,393)	$453,179	$75,908	$529,087

Comprehensive income (loss):
Net income	16,105		16,105	2,097	18,202
Other comprehensive income (loss) - net of tax		(14,088)	(14,088)	11	(14,077)
Amortization of share-based incentive compensation	70,712		70,712		70,712
Distributions to noncontrolling interests, net				(2,617)	(2,617)
Purchase of Lazard Ltd Class A common stock	(30,168)		(30,168)		(30,168)
Delivery of Lazard Ltd Class A common stock in connection with shared-based incentive compensation and related tax benefit of $862	(116,092)		(116,092)		(116,092)
Business acquisitions and related equity transactions:
Lazard Ltd Class A common stock issuable (including related amortization)	451		451		451

Balance – March 31, 2013 (*)	$486,580	$(106,481)	$380,099	$75,399	$455,498

(*)	Includes 129,766,090 common membership interests at both January 1, 2013 and March 31, 2013. Also includes profit participation interests and two managing member interests at each such date.

See notes to condensed consolidated financial statements.

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity
Balance – January 1, 2014 (*)	$571,668	$(102,196)	$469,472	$66,654	$536,126

Comprehensive income:
Net income	85,411		85,411	4,120	89,531
Other comprehensive income - net of tax		4,323	4,323	–	4,323
Amortization of share-based incentive compensation	60,797		60,797		60,797
Distributions to members and noncontrolling interests, net	(36,130)		(36,130)	(3,915)	(40,045)
Purchase of Lazard Ltd Class A common stock	(105,810)		(105,810)		(105,810)
Delivery of Lazard Ltd Class A common stock in connection with shared-based incentive compensation and related tax benefit of $1,776	(80,245)		(80,245)		(80,245)
Business acquisitions and related equity transactions:
Lazard Ltd Class A common stock issuable (including related amortization)	129		129		129
Other	(903)		(903)		(903)

Balance – March 31, 2014 (*)	$494,917	$(97,873)	$397,044	$66,859	$463,903

(*)	Includes 129,766,090 common membership interests at both January 1, 2014 and March 31, 2014. Also includes profit participation interests and two managing member interests at each such date.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2014

(UNAUDITED)

(dollars in thousands)

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

Lazard Ltd indirectly held approximately 99.5% of all outstanding Lazard Group common membership interests as of March 31, 2014 and December 31, 2013. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group. LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity owned by Lazard Group’s current and former managing directors, held approximately 0.5% of the outstanding Lazard Group common membership interests as of March 31, 2014 and December 31, 2013. Additionally, LAZ-MD Holdings was the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”) which provided LAZ-MD Holdings with approximately 0.6% of the voting power but no economic rights in Lazard Ltd as of March 31, 2014 and December 31, 2013. Subject to certain limitations, LAZ-MD Holdings’ interests in Lazard Group are exchangeable for Lazard Ltd Class A common stock, par value $0.01 per share (“Class A common stock”).

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Basis of Presentation

The accompanying condensed consolidated financial statements of Lazard Group have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Group’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”). The accompanying December 31, 2013 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

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

The consolidated results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for any future interim or annual period.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

2.	RECENT ACCOUNTING DEVELOPMENTS

Presentation of Unrecognized Tax Benefits—In July 2013, the Financial Accounting Standards Board (the “FASB”) issued guidance on the presentation of unrecognized tax benefits when net operating losses or tax credit carryforwards exist. The guidance requires that the unrecognized tax benefit, or a portion of such unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain situations, as defined in the guidance. The new presentation requirements are effective prospectively for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. The Company elected to adopt this guidance in the fourth quarter of 2013, the impact of which did not have a material impact on the Company’s consolidated financial statements.

3.	RECEIVABLES

The Company’s receivables represent receivables from fees, customers and other and related parties.

Receivables are stated net of an estimated allowance for doubtful accounts, for past due amounts and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. Activity in the allowance for doubtful accounts for the three month periods ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
Balance, January 1	$28,777	$23,017
Bad debt expense, net of recoveries	9,136	148
Charge-offs, foreign currency translation and other adjustments	(6,589)	(360)

Balance, March 31	$31,324	$22,805

At March 31, 2014 and December 31, 2013, the Company had receivables past due or deemed uncollectible of $35,566 and $39,341, respectively.

Of the Company’s fee receivables at March 31, 2014 and December 31, 2013, $65,241 and $69,464, respectively, represented interest-bearing financing receivables. In addition at March 31, 2014 and December 31, 2013, the Company had interest-bearing related parties receivables of $97,947 and $108,204, respectively. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of past due or uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $463,244 and $444,949 at March 31, 2014 and December 31, 2013, respectively, approximates fair value.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

4.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Debt (including interest-bearing deposits of $533 and $516, respectively)	$7,806	$8,529

Equities	57,757	59,394

Funds:
Alternative investments (a)	36,321	37,030
Debt (a)	36,256	47,206
Equity (a)	143,115	190,702
Private equity	115,537	114,193

	331,229	389,131

Equity method	8,552	9,488

Total investments	405,344	466,542
Less:
Interest-bearing deposits	533	516
Equity method	8,552	9,488

Investments, at fair value	$396,259	$456,538

Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$5,330	$4,045

(a)	Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $8,626, $25,520 and $95,933, respectively, at March 31, 2014 and $7,099, $31,515 and $130,481, respectively, at December 31, 2013, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“Lazard Fund Interests”) and other similar deferred compensation arrangements. Lazard Fund Interests represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds (see Notes 6 and 12 of Notes to Condensed Consolidated Financial Statements).

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

Debt funds primarily consist of seed investments in funds related to our Asset Management business that invest in debt securities, and amounts related to Lazard Fund Interests discussed above.

Equity funds primarily consist of seed investments in funds related to our Asset Management business that invest in equity securities, and amounts related to Lazard Fund Interests discussed above.

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

Private equity investments consolidated but not owned by Lazard relate to the economic interests that are owned by the management team and other investors in the Edgewater Funds (“Edgewater”) which totaled $9,286 and $9,787 at March 31, 2014 and December 31, 2013, respectively (see Note 10 of Notes to Condensed Consolidated Financial Statements).

During the three month periods ended March 31, 2014 and 2013, the Company reported in “revenue-other” on its condensed consolidated statements of operations gross unrealized investment gains and losses pertaining to “trading” securities as follows:

	Three Months Ended March 31,
	2014	2013
Gross unrealized investment gains	$2,697	$8,395
Gross unrealized investment losses	$2,593	$1,465

5.	FAIR VALUE MEASUREMENTS

Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

Level 1.	Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Lazard has the ability to access.

Level 2.	Assets and liabilities whose values are based on (i) quoted prices for similar assets or liabilities in an active market, or quoted prices for identical or similar assets or liabilities in non-active markets, (ii) assets valued based on net asset value (“NAV”) or its equivalent redeemable at the measurement date or within the near term without redemption restrictions, or (iii) inputs other than quoted prices that are directly observable or derived principally from, or corroborated by, market data.

Level 3.	Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our own assumptions about the assumptions a market participant would use in pricing the asset or liability. Items included in Level 3 include securities or other financial assets whose trading volume and level of activity have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis, as well as assets valued based on NAV or its equivalent, but not redeemable within the near term as a result of redemption restrictions.

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

The fair value of investments in alternative investment funds is classified as Level 2 and is valued at NAV or its equivalent, which is primarily determined based on information provided by external fund administrators. Such investments are redeemable within the near term.

The fair value of investments in debt funds is classified as Level 1 when the fair values are primarily based on the publicly reported closing price for the fund, and classified as Level 2 when the fair values are primarily based on NAV or its equivalent and are redeemable within the near term.

The fair value of investments in equity funds is classified as Level 1 or 2 as follows: publicly traded asset management funds are classified as Level 1 and are valued based on the reported closing price for the fund; and investments in asset management funds redeemable in the near term are classified as Level 2 and are valued at NAV or its equivalent, which is primarily determined based on information provided by external fund administrators.

The fair value of investments in private equity funds is classified as Level 3, and is primarily based on NAV or its equivalent. Such investments are not redeemable within the near term.

The fair values of derivatives entered into by the Company are classified as Level 2 and are based on the values of the related underlying assets, indices or reference rates as follows - the fair value of forward foreign currency exchange rate contracts is a function of the spot rate and the interest rate differential of the two currencies from the trade date to settlement date; the fair value of total return swaps is based on the change in fair values of the related underlying equity security, financial instrument or index and a specified notional holding; the fair value of interest rate swaps is based on the interest rate yield curve; and the fair value of derivative liabilities related to Lazard Fund Interests and other similar deferred compensation arrangements is based on the value of the underlying investments, adjusted for forfeitures. See Note 6 of Notes to Condensed Consolidated Financial Statements.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following tables present the classification of investments and certain other assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 within the fair value hierarchy:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt (excluding interest-bearing deposits)	$1,720	$5,553	$–	$7,273
Equities	56,420	–	1,337	57,757
Funds:
Alternative investments	–	36,321	–	36,321
Debt	36,252	4	–	36,256
Equity	143,074	41	–	143,115
Private equity	–	–	115,537	115,537
Derivatives	–	275	–	275

Total	$237,466	$42,194	$116,874	$396,534

Liabilities:
Securities sold, not yet purchased	$5,330	$–	$–	$5,330
Derivatives	–	219,172	–	219,172

Total	$5,330	$219,172	$–	$224,502

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt (excluding interest-bearing deposits)	$1,681	$6,332	$–	$8,013
Equities	58,054	–	1,340	59,394
Funds:
Alternative investments	–	37,030	–	37,030
Debt	47,202	4	–	47,206
Equity	190,660	42	–	190,702
Private equity	–	–	114,193	114,193
Derivatives	–	682	–	682

Total	$297,597	$44,090	$115,533	$457,220

Liabilities:
Securities sold, not yet purchased	$4,045	$–	$–	$4,045
Derivatives	–	164,001	–	164,001

Total	$4,045	$164,001	$–	$168,046

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Disposition	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$1,340	$2	$–	$–	$(5)	$1,337
Private equity funds	114,193	5,582	347	(4,669)	84	115,537

Total Level 3 Assets	$115,533	$5,584	$347	$(4,669)	$79	$116,874

	Three Months Ended March 31, 2013
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$190	$–	$–	$–	$(6)	$184
Alternative investment funds	3,457	94	–	(2,247)	–	1,304
Equity funds	10	–	–	(10)	–	–
Private equity funds	112,444	682	–	(1,256)	(1,374)	110,496

Total Level 3 Assets	$116,101	$776	$–	$(3,513)	$(1,380)	$111,984

(a)	Earnings for the three month periods ended March 31, 2014 and 2013 include net unrealized gains (losses) of $4,413 and $670, respectively.

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the three month periods ended March 31, 2014 and 2013.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Fair Value of Certain Investments Based on NAV—The Company’s Level 2 and Level 3 investments at March 31, 2014 and December 31, 2013 include certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value. Information with respect thereto was as follows:

	March 31, 2014
			% of Fair Value Not Redeemable	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair value	Unfunded Commitments		% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$32,210	$–	NA	NA	NA	NA	(a)	<30-60 days
Funds of funds	487	–	NA	NA	NA	NA	(b)	<30-90 days
Other	3,624	–	NA	NA	NA	NA	(c)	<30-60 days
Debt funds	4	–	NA	NA	NA	NA	(d)	30 days
Equity funds	41	–	NA	NA	NA	NA	(e)	30-90 days
Private equity funds:
Equity growth	71,408	27,156	100%	14%	61%	25%	NA	NA
Mezzanine debt	44,129	–	100%	–%	–%	100%	NA	NA

Total	$151,903	$27,156

(a)	weekly (17%), monthly (64%) and quarterly (19%)
(b)	monthly (95%) and quarterly (5%)
(c)	daily (9%), weekly (2%) and monthly (89%)
(d)	daily (100%)
(e)	daily (14%), monthly (58%) and quarterly (28%)

	December 31, 2013
			% of Fair Value Not Redeemable	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair value	Unfunded Commitments		% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$31,837	$–	NA	NA	NA	NA	(a)	<30-90 days
Funds of funds	475	–	NA	NA	NA	NA	(b)	<30-90 days
Other	4,718	–	NA	NA	NA	NA	(c)	<30-60 days
Debt funds	4	–	NA	NA	NA	NA	(d)	30 days
Equity funds	42	–	NA	NA	NA	NA	(e)	30-90 days
Private equity funds:
Equity growth	70,054	27,135	100%	17%	60%	23%	NA	NA
Mezzanine debt	44,139	–	100%	–%	–%	100%	NA	NA

Total	$151,269	$27,135

(a)	weekly (17%), monthly (65%) and quarterly (18%)
(b)	monthly (95%) and quarterly (5%)
(c)	daily (7%), weekly (1%) and monthly (92%)

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

(d)	daily (100%)
(e)	daily (13%), monthly (58%) and quarterly (29%)

See Note 4 of Notes to Condensed Consolidated Financial Statements for discussion of significant investment strategies for investments with value based on NAV.

Investment Capital Funding Commitments—At March 31, 2014, the Company’s maximum unfunded commitments for capital contributions to investment funds arose from (i) commitments to CP II, which amounted to $1,940 for potential “follow-on investments” and/or for fund expenses through the earlier of February 25, 2017 or the liquidation of the fund, (ii) commitments to EGCP III, which amounted to $18,337, through the earlier of October 12, 2016 (i.e., the end of the investment period) for investments and/or expenses (with a portion of the undrawn amount of such commitments as of that date remaining committed until October 12, 2023 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund and (iii) commitments to COF2, which amounted to $6,879, through the earlier of November 11, 2016 (i.e., the end of the investment period) for investments and/or fund expenses (with a portion of the undrawn amount of such commitments as of that date remaining committed until November 11, 2019 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund.

6.	DERIVATIVES

The Company enters into forward foreign currency exchange rate contracts, interest rate swaps, interest rate futures, total return swap contracts on various equity and debt indices and other derivative contracts to economically hedge exposures to fluctuations in currency exchange rates, interest rates and equity and debt prices. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value, and are included in “other assets” and “other liabilities” on the consolidated statements of financial condition. Gains and losses on the Company’s derivative instruments not designated as hedging instruments are included in “interest income” and “interest expense”, respectively, or “revenue-other”, depending on the nature of the underlying item, on the consolidated statements of operations.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The tables below present the fair values of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to Lazard Fund Interests and other similar deferred compensation arrangements (see Note 12 of Notes to Condensed Consolidated Financial Statements) on the accompanying condensed consolidated statements of financial condition as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Derivative Assets:
Forward foreign currency exchange rate contracts	$275	$250
Total return swaps and other (a)	–	432

	$275	$682

Derivative Liabilities:
Forward foreign currency exchange rate contracts	$1,046	$1,579
Total return swaps and other (a)	4,688	–
Lazard Fund Interests and other similar deferred compensation arrangements	213,438	162,422

	$219,172	$164,001

(a)	For total return swaps, amounts represent the netting of gross derivative assets and liabilities of $120 and $4,808 as of March 31, 2014, respectively, and $2,019 and $1,587 as of December 31, 2013, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are recorded “net” in “other assets”, with receivables for net cash collateral under such contracts of $15,884 and $11,384 as of March 31, 2014 and December 31, 2013, respectively.

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to Lazard Fund Interests and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2014 and 2013, were as follows:

	Three Months Ended March 31,
	2014	2013
Forward foreign currency exchange rate contracts	$(1,153)	$5,231
Lazard Fund Interests and other similar deferred compensation arrangements	(2,626)	(3,725)
Total return swaps and other	(1,574)	(4,488)

	$(5,353)	$(2,982)

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

7.	PROPERTY

At March 31, 2014 and December 31, 2013, property consists of the following:

	Estimated Depreciable Life in Years	March 31, 2014	December 31, 2013
Buildings	33	$173,735	$173,772
Leasehold improvements	3-20	176,369	175,600
Furniture and equipment	3-10	151,310	149,597
Construction in progress		4,490	3,756

Total		505,904	502,725
Less - Accumulated depreciation and amortization		262,928	253,930

Property		$242,976	$248,795

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at March 31, 2014 and December 31, 2013 are presented below:

	March 31,	December 31,
	2014	2013
Goodwill	$349,716	$345,453
Other intangible assets (net of accumulated amortization)	17,205	18,424

	$366,921	$363,877

At March 31, 2014 and December 31, 2013, goodwill of $285,175 and $280,912, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the three month periods ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
Balance, January 1	$345,453	$364,328
Business acquisitions	–	1,440
Foreign currency translation adjustments	4,263	(119)

Balance, March 31	$349,716	$365,649

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The gross cost and accumulated amortization of other intangible assets as of March 31, 2014 and December 31, 2013, by major intangible asset category, are as follows:

	March 31, 2014			December 31, 2013
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/performance fees	$30,740	$17,687	$13,053	$30,740	$17,173	$13,567
Management fees, customer relationships and non-compete agreements	33,064	28,912	4,152	33,063	28,206	4,857

	$63,804	$46,599	$17,205	$63,803	$45,379	$18,424

Amortization expense of intangible assets for the three month periods ended March 31, 2014 and 2013 was $1,220 and $877, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2014 (April 1 through December 31)	$5,591
2015	6,433
2016	5,181

Total amortization expense	$17,205

(a)	Approximately 43% of intangible asset amortization is attributable to a noncontrolling interest.

9.	SENIOR AND SUBORDINATED DEBT

Senior Debt—Senior debt is comprised of the following as of March 31, 2014 and December 31, 2013:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As of
				March 31, 2014	December 31, 2013

Lazard Group 6.85% Senior Notes	600,000	6/15/17	6.85%	$548,350	$548,350
Lazard Group 4.25% Senior Notes	500,000	11/14/20	4.25%	500,000	500,000
Lazard Group Credit Facility	150,000	9/25/15	0.78%	–	–

Total				$1,048,350	$1,048,350

In November 2013, and in connection with Lazard Group’s redemption of $528,500 aggregate principal amount of its then outstanding 7.125% senior notes maturing on May 15, 2015 (the “2015 Notes”), Lazard Group issued $500,000 aggregate principal amount of 4.25% senior notes maturing on November 14, 2020 (the “2020 Notes”). Interest on the 2020 Notes is payable semi-annually on May 14 and November 14 of each year commencing on May 14, 2014.

On September 25, 2012, Lazard Group entered into a $150,000, three-year senior revolving credit facility with a group of lenders (the “Credit Facility”), which expires in September 2015. The Credit Facility replaced a similar revolving credit facility which was terminated as a condition to effectiveness of the Credit Facility. Interest rates under the Credit Facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

applicable margin. As of March 31, 2014, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 0.78%. At March 31, 2014 and December 31, 2013, no amounts were outstanding under the Credit Facility.

The Credit Facility contains customary terms and conditions, including certain financial covenants. In addition, the Credit Facility, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of March 31, 2014, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

As of March 31, 2014, the Company had approximately $258,000 in unused lines of credit available to it, including the Credit Facility, and unused lines of credit available to LFB of approximately $48,000 (at March 31, 2014 exchange rates) and Edgewater of $55,000. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

The Company’s senior debt at March 31, 2014 and December 31, 2013 is carried at historical amounts. At those dates, the fair value of such senior debt was approximately $1,140,000 and $1,117,000, respectively, and exceeded the aggregate carrying value by approximately $92,000 and $69,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

10.	COMMITMENTS AND CONTINGENCIES

Leases—The Company has various leases and other contractual commitments arising in the ordinary course of business. In the opinion of management, the fulfillment of such commitments, in accordance with their terms, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At March 31, 2014, LFB had $5,908 of such indemnifications and held $5,255 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the condensed consolidated statement of financial condition.

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

The aggregate fair value of the consideration recognized by the Company at the acquisition date was $61,624. Such consideration consisted of (i) a one-time cash payment, (ii) 1,142,857 shares of Class A common stock (the “Initial Shares”) and (iii) up to 1,142,857 additional shares of Class A common stock (the “Earnout Shares”) that are subject to earnout criteria and payable over time. The Initial Shares are subject to forfeiture provisions that lapse only upon the achievement of certain performance thresholds and transfer restrictions during the four year period ending December 2014. The Earnout Shares will be issued only if certain performance thresholds are met. As of March 31, 2014 and December 31, 2013, of the Initial Shares and Earnout

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Shares, 1,371,992 shares have been earned because applicable performance thresholds have been satisfied. Such shares are no longer subject to any contingencies. As of December 31, 2013, 1,029,006 of such shares have been settled, and no additional shares have been settled as of March 31, 2014.

Contingent Consideration Relating To Other Business Acquisitions—For a business acquired in 2012, at December 31, 2012, 170,988 shares of Class A common stock (including dividend equivalent shares) were issuable on a non-contingent basis. Such shares were delivered in the first quarter of 2013. The Company is obligated to issue a maximum of 202,650 additional shares of Class A common stock if certain performance thresholds are achieved.

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. These commitments have varying expiration dates, are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level. These commitments may not represent future cash requirements as they may expire without being drawn upon. At March 31, 2014, these commitments were not material.

See Notes 5 and 13 of Notes to Condensed Consolidated Financial Statements for information regarding commitments relating to investment capital funding commitments and obligations to fund our pension plans, respectively.

The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, LFB enters into underwriting commitments in which it participates as a joint underwriter. The settlement of such transactions are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations. At March 31, 2014, LFB had no such underwriting commitments.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

During the three month periods ended March 31, 2014 and 2013, Lazard Group distributed the following amounts to LAZ-MD Holdings and the subsidiaries of Lazard Ltd (none of which related to tax distributions):

	Three Months Ended March 31,
	2014	2013
LAZ-MD Holdings	$213	$–
Subsidiaries of Lazard Ltd	35,917	–

	$36,130	$–

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

The Company expects that the share repurchase program, with respect to the Class A common stock, will primarily be used to offset a portion of the shares that have been or will be issued under the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”). Pursuant to the share repurchase program, purchases have been made in the open market or through privately negotiated transactions. Purchases with respect to such program are set forth in the table below:

	Number of Shares/Common Membership Interests Purchased	Average Price Per Share/Common Membership Interest
Three Months Ended March 31:

2013	831,157	$36.30
2014	2,392,674	$44.69

As of March 31, 2014, a total of $14,654 of share repurchase authorization remained available under the Company’s share repurchase program, which will expire on December 31, 2015.

In April 2014, the Board of Directors of Lazard Ltd authorized the repurchase of up to an additional $200,000 in aggregate cost of Class A common stock and Lazard Group common membership interests through December 31, 2015.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Accumulated Other Comprehensive Income (Loss), Net of Tax (“AOCI”)—The tables below reflect changes in the balances of each component of AOCI during the three month periods ended March 31, 2014 and 2013:

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2014	$35,236	$(137,431)	$(102,195)	$1	$(102,196)

Activity January 1 to March 31, 2014:
Other comprehensive gain (loss) before reclassifications	3,591	(557)	3,034	–	3,034
Adjustments for items reclassified to earnings, net of tax	–	1,289	1,289	–	1,289

Net other comprehensive income	3,591	732	4,323	–	4,323

Balance, March 31, 2014	$38,827	$(136,699)	$(97,872)	$1	$(97,873)

	Currency Translation Adjustments	Interest Rate Hedge	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2013	$38,657	$(2,502)	$(128,536)	$(92,381)	$12	$(92,393)

Activity January 1 to March 31, 2013:
Other comprehensive loss before reclassifications	(12,136)	–	(3,423)	(15,559)	11	(15,570)
Adjustments for items reclassified to earnings, net of tax	–	264	1,218	1,482	–	1,482

Net other comprehensive income (loss)	(12,136)	264	(2,205)	(14,077)	11	(14,088)

Balance, March 31, 2013	$26,521	$(2,238)	$(130,741)	$(106,458)	$23	$(106,481)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Amortization of interest rate hedge (a)	$–	$264

Amortization relating to employee benefit plans (b)	1,821	1,620
Less – related income taxes	532	402

Net of tax	1,289	1,218

Total reclassifications, net of tax	$1,289	$1,482

(a)	Included in “interest expense” on the condensed consolidated statements of operations.
(b)	Included in the computation of net periodic benefit cost (see Note 13 of Notes to Condensed Consolidated Financial Statements). Such amount is included in “compensation and benefits” expense on the condensed consolidated statement of operations.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Noncontrolling Interests—Noncontrolling interests principally represent interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own.

The tables below summarize net income attributable to noncontrolling interests for the three month periods ended March 31, 2014 and 2013 and noncontrolling interests as of March 31, 2014 and December 31, 2013 in the Company’s condensed consolidated financial statements:

	Net Income Attributable to Noncontrolling Interests
	Three Months Ended March 31,
	2014	2013
Edgewater	$4,120	$2,366
Other	–	(269)

Total	$4,120	$2,097

	Noncontrolling Interests As Of
	March 31, 2014	December 31, 2013
Edgewater	$66,849	$66,641
Other	10	13

Total	$66,859	$66,654

12.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2005 Plan and 2008 Plan and activity with respect thereto during the three month periods ended March 31, 2014 and 2013, is presented below.

Shares Available Under the 2005 Plan and 2008 Plan

The 2005 Plan authorizes the issuance of up to 25,000,000 shares of Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock units (“RSUs”) and other equity-based awards. Each stock unit or similar award granted under the 2005 Plan represents a contingent right to receive one share of Class A common stock, at no cost to the recipient. The fair value of such awards is generally determined based on the closing market price of Class A common stock at the date of grant.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, performance-based restricted stock units (“PRSUs”) and restricted stock awards) and “professional services” expense (with respect to deferred stock units (“DSUs”)) within the Company’s accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Share-based incentive awards:
RSUs (a)	$52,285	$64,942
PRSUs	1,798	438
Restricted Stock (b)	6,612	5,261
DSUs	51	36

Total	$60,746	$70,677

(a)	Includes, during the three month period ended March 31, 2013, charges relating to the cost saving initiatives of $4,455 (see Note 14 of Notes to Condensed Consolidated Financial Statements).
(b)	Includes, during the three month period ended March 31, 2013, charges relating to the cost saving initiatives of $233.

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

RSUs and DSUs

RSUs generally require future service as a condition for the delivery of the underlying shares of Class A common stock (unless the recipient is then eligible for retirement under the Company’s retirement policy) and convert into shares of Class A common stock on a one-for-one basis after the stipulated vesting periods. PRSUs, which are RSUs that are also subject to service-based vesting conditions, have additional conditions, and are described below. The grant date fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods (generally one-third after two years, and the remaining two-thirds after the third year), and is adjusted for actual forfeitures over such period.

RSUs generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any dividends paid on Class A common stock during such period. During the three month period ended March 31, 2014, dividend participation rights required the issuance of 115,297 RSUs.

Non-executive members of the Board of Directors of Lazard Group (who are the same non-executive directors of Lazard Ltd) (“Non-Executive Directors”) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs. No such DSUs were granted in connection with annual compensation during the three month periods ended March 31, 2014 and 2013. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of Class A common stock at the time of cessation of service to the Board. DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock, and resulted in nominal cash payments for the three month period ended March 31, 2014.

The Company’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs pursuant to the 2005 Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date immediately preceding the date of the grant. During the three month periods ended March 31, 2014 and 2013, 2,310 and 1,886 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs during the three month periods ended March 31, 2014 and 2013:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2014	16,630,009	$34.51	251,434	$32.02
Granted (including 115,297 RSUs relating to dividend participation)	3,492,223	$43.00	2,310	$44.35
Forfeited	(21,301)	$34.61	–	–
Vested	(6,317,612)	$38.04	–	–

Balance, March 31, 2014	13,783,319	$35.04	253,744	$32.13

Balance, January 1, 2013	21,481,131	$33.92	204,496	$31.47
Granted	4,297,664	$37.33	1,886	$37.60
Forfeited	(45,907)	$36.12	–	–
Vested	(8,268,744)	$34.97	–	–

Balance, March 31, 2013	17,464,144	$34.26	206,382	$31.52

In connection with RSUs that vested during the three month periods ended March 31, 2014 and 2013, the Company satisfied its minimum statutory tax withholding requirements in lieu of issuing 1,843,389 and 3,231,285 shares of Class A common stock in the respective three month periods. Accordingly, 4,474,223 and 5,037,459 shares of Class A common stock held by the Company were delivered during the three month periods ended March 31, 2014 and 2013, respectively.

During the fourth quarter of 2012, 958,213 RSUs were modified through forward purchase agreements into liability awards. Such liability awards were settled on March 1, 2013 for $28,612. During the three month period ended March 31, 2013, compensation expense of $1,690 was recorded for such liability awards.

As of March 31, 2014, unrecognized RSU compensation expense, adjusted for estimated forfeitures, was approximately $267,421, with such expense expected to be recognized over a weighted average period of approximately 1.6 years subsequent to March 31, 2014.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the three month periods ended March 31, 2014 and 2013:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2014	575,054	$32.72
Granted	449,344	$45.52
Vested	(205,075)	$35.23

Balance, March 31, 2014	819,323	$39.11

Balance, January 1, 2013	1,972,609	$34.85
Granted	388,763	$36.73
Forfeited	(3,269)	$36.64
Vested	(1,715,275)	$36.04

Balance, March 31, 2013	642,828	$32.81

In connection with shares of restricted Class A common stock that vested during the three month periods ended March 31, 2014 and 2013, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 29,999 and 12,308 shares of Class A common stock during the respective three month periods. Accordingly, 175,076 and 1,702,967 shares of Class A common stock held by the Company were delivered during the three month periods ended March 31, 2014 and 2013, respectively.

The restricted stock awards include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At March 31, 2014, unrecognized restricted stock expense was approximately $20,657, with such expense to be recognized over a weighted average period of approximately 1.9 years subsequent to March 31, 2014.

PRSUs

PRSUs are subject to both performance-based and service-based vesting conditions. The number of shares of Class A common stock that a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics that relate to the Company’s performance over a three-year period. The target number of shares of Class A common stock subject to each PRSU is one; however, based on the achievement of the performance criteria, the number of shares of Class A common stock that may be received in connection with each PRSU can range from zero to two times the target number (or, for PRSUs granted in 2013, three times the target number in the event of a substantial increase in fiscal year 2014 revenue (adjusted for certain items)). The PRSUs granted in 2014 will vest on a single date three years following the date of the grant and the PRSUs granted in 2013 will vest 33% in March 2015 and 67% in March 2016, in each case provided the applicable service and performance conditions are satisfied. In addition, the performance metrics applicable to each PRSU will be evaluated on an annual basis at the end of each fiscal year during the performance period and, if the Company has achieved a threshold level of performance with respect to the fiscal year, 25% of the target number of shares of Class A common stock subject to each PRSU will no longer be at risk of forfeiture based on the achievement of performance criteria. PRSUs include dividend participation rights that provide that during vesting

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

periods the target number of PRSUs receive dividend equivalents at the same rate that dividends are paid on Class A common stock during such period. These dividend equivalents are credited as RSUs that are not subject to the performance-based vesting criteria but are otherwise subject to the same restrictions as the underlying PRSUs to which they relate.

The following is a summary of activity relating to PRSUs during the three month periods ended March 31, 2014 and 2013 at the target level:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2014	448,128	$36.11
Granted	360,783	$44.46

Balance, March 31, 2014	808,911	$39.83

Balance, January 1, 2013	–	–
Granted	448,128	$36.11

Balance, March 31, 2013	448,128	$36.11

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of March 31, 2014, the total estimated unrecognized compensation expense was approximately $33,673, and the Company expects to amortize such expense over a weighted-average period of approximately 2.0 years subsequent to March 31, 2014.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following is a summary of activity relating to Lazard Fund Interests and other similar deferred compensation arrangements during the three month periods ended March 31, 2014 and 2013:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2014	$60,433	$162,422
Granted	92,711	92,711
Settled	–	(45,450)
Forfeited	(9)	(2)
Amortization	(19,407)	–
Change in fair value related to:
Increase in fair value of underlying investments	–	2,626
Adjustment for estimated forfeitures	–	899
Other	116	232

Balance, March 31, 2014	$133,844	$213,438

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2013	$47,445	$97,593
Granted	72,182	72,182
Settled	–	(14,832)
Forfeited	(309)	(396)
Amortization	(12,488)	–
Change in fair value related to:
Increase in fair value of underlying investments	–	3,725
Adjustment for estimated forfeitures	–	648
Other	(106)	(111)

Balance, March 31, 2013	$106,724	$158,809

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 2.2 years subsequent to March 31, 2014.

The following is a summary of the impact of Lazard Fund Interests and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Amortization, net of forfeitures (a)	$20,313	$13,049
Change in the fair value of underlying investments	2,626	3,725

Total	$22,939	$16,774

(a)	Includes, during the three month period ended March 31, 2013, charges relating to the cost saving initiatives of $917.

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

Employer Contributions to Pension Plans—The Company’s funding policy for its U.S. and non-U.S. pension plans is to fund when required or when applicable upon an agreement with the plans’ Trustees. Management also evaluates from time to time whether to make voluntary contributions to the plans. The Company did not make a contribution to the U.S. pension plans during the three month period ended March 31, 2014.

On April 30, 2012, the Company and the Trustees of the U.K. pension plans concluded the December 31, 2010 triennial valuations of the plans. In connection with such valuations and a previously negotiated agreement with the Trustees, the Company and the Trustees agreed upon pension funding terms (the “agreement”) (which superseded the terms of an agreement reached in June 2009 with respect to the previous triennial valuation as of December 31, 2007) whereby the Company: (i) made a contribution in December 2011 to the plans of 2.3 million British pounds ($3,687 at December 31, 2011 exchange rates) from a previously established escrow account, (ii) agreed to make contributions of 1 million British pounds during each year from 2012 through 2020 inclusive and (iii) amended the previous escrow arrangement into an account security arrangement covering 10.2 million British pounds, committing to make annual contributions of 1 million British pounds into such account security arrangement during each year from 2014 through 2020 inclusive. It was further agreed that, to the extent that the value of the plans’ assets falls short of the funding target for June 1, 2020 that has been agreed upon with the Trustees, the assets from the account security arrangement would be released into the plans at that date. Additionally, the Company agreed to fund the expenses of administering the plans, including certain regulator levies and the cost of other professional advisors to the plans. The terms of the agreement are subject to adjustment based on the results of subsequent triennial valuations. The aggregate amount in the account security arrangement was approximately $17,000 and $16,900 at March 31, 2014 and December 31, 2013, respectively, and has been recorded in “cash deposited with clearing organizations and other segregated cash” on the accompanying condensed consolidated statements of financial condition. Income on the account security arrangement accretes to the Company and is recorded in interest income.

During the three month period ended March 31, 2014, no contribution to these U.K. pension plans was required to be made. Contributions were made to other non-U.S. pension plans of approximately $4,800.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s post-retirement plans for the three month periods ended March 31, 2014 and 2013:

	Pension Plans		Medical Plan
	Three Months Ended March 31,
	2014	2013	2014	2013
Components of Net Benefit Cost (Credit):
Service cost	$223	$314	$12	$10
Interest cost	7,531	6,753	53	47
Expected return on plan assets	(8,079)	(6,797)	–	–
Amortization of:
Prior service cost	733	706	–	–
Net actuarial loss	1,111	914	(23)	–

Net benefit cost	$1,519	$1,890	$42	$57

14.	COST SAVING INITIATIVES

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
Cumulative October 2012 Through March 31, 2013:
Compensation and benefits	$96,527	$12,292	$15,839	$124,658
Other	3,020	732	488	4,240

Total	$99,547	$13,024	$16,327	$128,898

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Activity related to the obligations pursuant to the Cost Saving Initiatives during the three month period ended March 31, 2014 was as follows:

	Accrued Compensation and Benefits	Other Liabilities	Total
Balance, January 1, 2014	$11,860	$5,356	$17,216
Less:
Settlements	(2,390)	–	(2,390)

Balance, March 31, 2014	$9,470	$5,356	$14,826

15.	INCOME TAXES

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

The Company recorded income tax provisions of $17,857 and $3,022 for the three month periods ended March 31, 2014 and 2013, respectively, representing effective tax rates of 16.6% and 14.2%, respectively. The difference between the U.S. federal statutory rate of 35.0% and the effective tax rates reflected above principally relates to (i) Lazard Group primarily operating as a limited liability company in the U.S., (ii) taxes payable to foreign jurisdictions and (iii) U.S. state and local taxes (primarily UBT), which are incremental to the U.S. federal statutory tax rate.

Substantially all of Lazard’s foreign operations are conducted in “pass-through” entities for U.S. income tax purposes and the Company provides for U.S. income taxes on a current basis for substantially all of those earnings. The repatriation of prior earnings attributable to “non-pass-through” entities would not result in the recognition of a material amount of additional U.S. income taxes.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

16.	RELATED PARTIES

Amounts receivable from, and payable to, related parties are set forth below:

	March 31, 2014	December 31, 2013
Receivables
LFCM Holdings	$4,067	$7,794
Lazard Ltd Subsidiaries	103,350	109,942
Other	118	126

Total	$107,535	$117,862

Payables
LFCM Holdings	$414	$3,051
Lazard Ltd Subsidiaries	186,467	199,137
Other	919	731

Total	$187,800	$202,919

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

For the three month periods ended March 31, 2014 and 2013, amounts recorded by Lazard Group relating to the administrative services agreement amounted to $369 and $632, respectively, and net referral fees for underwriting, private placement, M&A and restructuring transactions under the business alliance agreement amounted to $543 and $500, respectively. Amounts relating to the administrative services agreement are reported as reductions to operating expenses. Net referral fees for underwriting transactions under the business alliance agreement are reported in “revenue-other”. Net referral fees for private placement, M&A and restructuring transactions under the business alliance agreement are reported in advisory fee revenue.

Receivables from LFCM Holdings and its subsidiaries as of March 31, 2014 and December 31, 2013 include $2,967 and $3,112, respectively, related to administrative and support services and other receivables which include sublease income and reimbursement of expenses incurred on behalf of LFCM Holdings, and $1,100 and $4,682, respectively, related to referral fees for underwriting and private placement transactions. Payables to LFCM Holdings and its subsidiaries at March 31, 2014 and December 31, 2013 include $414 and $3,051, respectively, primarily relating to referral fees for Financial Advisory transactions.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Lazard Ltd Subsidiaries

Lazard Group’s receivables from subsidiaries of Lazard Ltd at March 31, 2014 and December 31, 2013 included interest-bearing loans of $97,947 and $108,204, respectively, including accrued interest thereon. Interest income relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $1,554 and $1,542 for the three month periods ended March 31, 2014 and 2013, respectively.

As of both March 31, 2014 and December 31, 2013, Lazard Group’s payables to subsidiaries of Lazard Ltd included $3,125 in connection with Lazard Group’s prior year business acquisitions. In addition, as of March 31, 2014 and December 31, 2013, Lazard Group’s payables to subsidiaries of Lazard Ltd included interest-bearing loans, plus accrued interest thereon, of approximately $181,900 and $194,000, respectively. Interest expense relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $1,621 and $2,039 for the three month periods ended March 31, 2014 and 2013, respectively.

Other

Other payables at March 31, 2014 and December 31, 2013 primarily relate to referral fees for M&A and restructuring transactions with MBA Lazard Holdings S.A. and its affiliates, an Argentina-based group in which the Company has a 50% ownership interest.

LAZ-MD Holdings

Lazard Group provides certain administrative and support services to LAZ-MD Holdings through the administrative services agreement as discussed above, with such services generally to be provided until December 31, 2014 unless terminated earlier because of a change in control of either party. Lazard Group charges LAZ-MD Holdings for these services based on Lazard Group’s cost allocation methodology and, for the three month periods ended March 31, 2014 and 2013, such charges amounted to $250 for each period.

17.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6  2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. At March 31, 2014, LFNY’s regulatory net capital was $100,252, which exceeded the minimum requirement by $97,110.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At March 31, 2014, the aggregate regulatory net capital of the U.K. Subsidiaries was $92,574, which exceeded the minimum requirement by $75,634.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the ACPR for its banking activities conducted through its subsidiary, LFB. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), also are subject to regulation and supervision by the Autorité des Marchés Financiers. At March 31, 2014, the consolidated regulatory net capital of CFLF was $140,872, which exceeded the minimum requirement set for regulatory capital levels by $105,079. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-financial advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this new supervision, the combined European regulated group is required to comply with periodic financial, regulatory net capital and other reporting obligations. Additionally, the combined European regulated group, together with our European financial advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure (which is similar to the information that the Company had already been providing informally). This new supervision under, and provision of information to, the ACPR became effective December 31, 2013.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At March 31, 2014, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $105,753, which exceeded the minimum required capital by $77,600.

At March 31, 2014, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the three months ended March 31, 2014 and 2013 is prepared using the following methodology:

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

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended March 31,
		2014	2013(a)
Financial Advisory	Net Revenue	$275,496	$168,462
	Operating Expenses	245,415	216,908

	Operating Income (Loss)	$30,081	$(48,446)

Asset Management	Net Revenue	$268,564	$244,025
	Operating Expenses	175,761	155,077

	Operating Income	$92,803	$88,948

Corporate	Net Revenue	$(10,765)	$(11,303)
	Operating Expenses	4,731	7,975

	Operating Loss	$(15,496)	$(19,278)

Total	Net Revenue	$533,295	$401,184
	Operating Expenses	425,907	379,960

	Operating Income	$107,388	$21,224

(a)	See Note 14 of Notes to Condensed Consolidated Financial Statements for information regarding the Cost Saving Initiatives, and the impact on each of the Company’s business segments during the three month period ended March 31, 2013.

	As Of
	March 31, 2014	December 31, 2013
Total Assets
Financial Advisory	$702,885	$714,708
Asset Management	536,836	612,018
Corporate	1,730,221	1,767,262

Total	$2,969,942	$3,093,988

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Group’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”). All references to “2014”, “2013”, “first quarter”, “three months” or “the period” refer to, as the context requires, the three month periods ended March 31, 2014 and March 31, 2013.

Forward-Looking Statements and Certain Factors that May Affect Our Business

Management has included in Parts I and II of this Form 10-Q, including in its MD&A, statements that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “could” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “target”, “goal” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies, business plans and initiatives and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in our Form 10-K under the caption “Risk Factors,” including the following:

•	a decline in general economic conditions or the global financial markets,

•	a decline in our revenues, for example due to a decline in overall mergers and acquisitions (“M&A”) activity, our share of the M&A market or our assets under management (“AUM”),

•	losses caused by financial or other problems experienced by third parties,

•	losses due to unidentified or unanticipated risks,

•	a lack of liquidity, i.e., ready access to funds, for use in our businesses, and

•	competitive pressure on our businesses and on our ability to retain and attract employees at current compensation levels.

These risks and uncertainties are not exhaustive. Other sections of the Form 10-K and this Form 10-Q describe additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can management assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Our consolidated net revenue was derived from the following segments:

	Three Months Ended March 31,
	2014	2013
Financial Advisory	52%	42%
Asset Management	50	61
Corporate	(2)	(3)

Total	100%	100%

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

Equity market indices for developed markets at March 31, 2014 increased as compared to such indices at March 31, 2013, while equity market indices for emerging markets decreased as compared to March 31, 2013. On an industry-wide basis, during the first quarter of 2014, the number of completed and announced M&A transactions decreased as compared to the same period in the prior year, while the value of announced transactions increased as compared to the same period in the prior year. Global restructuring activity, as measured by the number of corporate defaults, was lower in the first quarter of 2014 as compared to the same period in the prior year, and the aggregate value of debt defaults remained low, consistent with the last several years.

In early 2014, interest rates remain low and corporate cash balances remain high. Macroeconomic conditions appear to be improving in the developed countries, particularly in North America, CEO and board confidence appears to be returning and, as such, companies based in these regions may be better positioned to make acquisitions for future growth and investors may be increasingly interested in deploying capital for investment purposes. Although market volatility may continue, we believe the long term trends appear positive.

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

•

Asset Management – Generally, we have seen increased investor demand across regions and investment platforms. In the short to intermediate term, we expect most of our growth will come from defined benefit and defined contribution plans in the developed economies because of their sheer scope and size. Over the longer term, we expect an increasing share of our AUM to come from the developing economies in Asia, Latin America and the Middle East, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Our global footprint is already well established in the developed economies and we expect our business in the developing economies will continue to expand. Given our globally diversified platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from growth that may occur in the asset management industry. We recently extended the global footprint of our Asset Management business by opening new offices in Zurich, Singapore and Dubai. We are continually developing and seeding new investment strategies that extend our existing platforms. Recent examples of growth initiatives include the following investment strategies: Emerging Markets Debt, Core Emerging Markets Equity, Emerging Markets Small Cap Equity, Real Estate, Managed Volatility Strategies, Middle East North African Equities and Asian Equities.

We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge continuously, and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all potentially applicable factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. See Item 1A, “Risk Factors” in our Form 10-K. Furthermore, net income and revenue in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

Overall, we continue to focus on the development of our business, including the generation of stable revenue and earnings growth and member returns, the prudent management of our costs and expenses, the efficient use of our assets and the return of equity to our members.

Certain data with respect to our Financial Advisory and Asset Management businesses is included below.

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value and number of all completed transactions decreased in the first quarter of 2014 as compared to the first quarter of 2013, however for deals with values greater than $500 million, the value and number increased in the current period as compared to the prior period. With respect to announced M&A transactions, the value of all transactions, including deals with values greater than $500 million, increased substantially in the first quarter of 2014 as compared to the first quarter of 2013.

	Three Months Ended March 31,
	2014	2013	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$662	$669	(1)%
Number	7,835	9,538	(18)%
Deals Greater than $500 million:
Value	$512	$483	6%
Number	222	221	–%
Announced M&A Transactions:
All deals:
Value	$813	$648	25%
Number	8,614	9,495	(9)%
Deals Greater than $500 million:
Value	$636	$461	38%
Number	249	210	19%

Source:	Dealogic as of April 7, 2014.

Global restructuring activity during the first quarter of 2014, as measured by the number of corporate defaults, decreased as compared to the first quarter of 2013, and the aggregate value of debt defaults remained low, consistent with the last several years. The number of defaulting issuers decreased to 8 in the first quarter of 2014, according to Moody’s Investors Service, Inc., as compared to 21 in the first quarter of 2013. In the U.S., the number of corporate defaults decreased 36% in the first quarter of 2014 as compared to the first quarter of 2013, while the value of such defaults decreased 67% during the same period.

Asset Management

The percentage change in major equity market indices at March 31, 2014, as compared to such indices at December 31, 2013, and at March 31, 2013, is shown in the table below.

	Percentage Changes March 31, 2014 vs.
	December 31, 2013	March 31, 2013
MSCI World Index	1%	17%
Euro Stoxx	2%	21%
MSCI Emerging Market	(1)%	(4)%
S&P 500	1%	19%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM and the nature of the AUM product mix. Accordingly, market movements, foreign currency volatility and changes in our AUM product mix will impact the level of revenues we receive from our Asset Management business when comparing periodic results. A substantial portion of our AUM is invested in equities. Movements in AUM during the period generally reflect the changes in equity market indices. Our AUM at March 31, 2014 increased 1% versus AUM at December 31, 2013, due to market and foreign exchange appreciation as well as net inflows. Average AUM in the first quarter of 2014 increased 9% as compared to average AUM in the first quarter of 2013.

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

Although Corporate segment net revenue during the first quarter of 2014 represented (2)% of Lazard’s net revenue, total assets in the Corporate segment represented 58% of Lazard’s consolidated total assets as of March 31, 2014, which are attributable to investments in government bonds and money market funds, fixed income funds, alternative investment funds and other securities, private equity investments, cash and assets associated with LFB.

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

We believe that “awarded compensation and benefits expense” and the ratio of “awarded compensation and benefits expense” to “operating revenue,” both non-U.S. GAAP measures, are the most appropriate measures to assess the annual cost of compensation and provide the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years. “Awarded compensation and benefits expense” for a given year is calculated using “adjusted compensation and benefits expense,” also a non-U.S. GAAP measure, as modified by the following items:

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

Compensation and benefits expense is the largest component of our operating expenses. Our goal is for awarded compensation and benefits expense to rise at a slower rate than operating revenue growth, and if operating revenue declines, awarded compensation and benefits expense should also decline. In addition, we seek to maintain discipline with respect to the rate at which we award deferred compensation. Based on a similar level and mix of revenues from our business as in 2012 and a gradual improvement in the macroeconomic environment, we believe that over the cycle we can attain a ratio of awarded compensation and benefits expense to operating revenue in the mid-to-high-50s percentage range, which compares to 58.2% for the year ended December 31, 2013. While we have implemented initiatives, including the cost saving initiatives announced in October 2012 (see “Cost Saving Initiatives” above and Note 14 of Notes to Condensed Consolidated Financial Statements), that we believe will assist us in attaining a ratio within this range, there can be no guarantee that such a ratio will be attained or that our policies or initiatives will not change in the future. We may benefit from pressure on compensation costs within the financial services industry in future periods; however, increased competition for senior professionals, changes in the macroeconomic environment or the financial markets generally, lower operating revenue resulting from, for example, a decrease in M&A activity, our share of the M&A market, AUM levels and/or changes in the mix of revenues from our businesses or various other factors could prevent us from attaining this goal.

Our operating expenses also include “non-compensation expense,” which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services and other expenses, and, in the 2013 period, the relevant portion of the expense relating to the implementation of the cost saving initiatives. For all periods, the amortization of intangible assets related to acquisitions pertains primarily to the acquisition of Edgewater.

We believe that “adjusted non-compensation expense,” a non-U.S. GAAP measure, provides a more meaningful basis for assessing our operating results. For calculations with respect to “adjusted non-compensation expense” see the table under “Consolidated Results of Operations” below.

Provision for Income Taxes

Although a portion of Lazard Group’s income is subject to U.S. federal income taxes, Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income from its U.S. operations is generally not subject to U.S. federal income taxes because such income is attributable to its partners. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes. Income taxes shown on Lazard’s consolidated statements of operations are principally related to foreign taxes from non-U.S. entities and to New York City Unincorporated Business Tax (“UBT”) attributable to Lazard Group’s operations apportioned to New York City (see Note 15 of Notes to Condensed Consolidated Financial Statements for additional information).

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

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Net Revenue	$533,295	$401,184

Operating Expenses:
Compensation and benefits	321,550	277,726
Non-compensation	103,137	101,357
Amortization of intangible assets related to acquisitions	1,220	877

Total operating expenses	425,907	379,960

Operating Income	107,388	21,224
Provision for income taxes	17,857	3,022

Net Income	89,531	18,202
Less – Net Income Attributable to Noncontrolling Interests	4,120	2,097

Net Income Attributable to Lazard Group	$85,411	$16,105

Operating Income, as a % of net revenue	20.1%	5.3%

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

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Operating Revenue:
Net revenue	$533,295	$401,184
Adjustments:
Interest expense (a)	17,336	21,887
Revenue related to noncontrolling interests (b)	(6,266)	(4,322)
Gains on investments pertaining to Lazard Fund Interests (c)	(2,626)	(3,725)

Operating revenue	$541,739	$415,024

(a)	Interest expense (excluding interest expense incurred by LFB) is added back in determining operating revenue because such expense relates to corporate financing activities and is not considered to be a cost directly related to the revenue of our business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount.
(c)	Represents changes in the fair value of investments held in connection with Lazard Fund Interests and other similar deferred compensation arrangements for which a corresponding equal amount is excluded from compensation and benefits expense.

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$321,550	$277,726
Adjustments:
Noncontrolling interests (a)	(1,148)	(1,121)
Charges pertaining to Lazard Fund Interests (b)	(2,626)	(3,725)
Cost saving initiatives (c)	–	(24,671)

Adjusted compensation and benefits expense	$317,776	$248,209

Adjusted compensation and benefits expense, as a % of operating revenue	58.7%	59.8%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)	Represents changes in the fair value of the compensation liability recorded in connection with Lazard Fund Interests and other similar deferred compensation arrangements for which a corresponding equal amount is excluded from operating revenue.
(c)	Represents expenses related to the cost saving initiatives for (i) severance costs and benefit payments; (ii) the acceleration of unrecognized amortization expense of deferred incentive compensation previously granted to individuals terminated and (iii) the settlement of certain contractual obligations.

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$103,137	$101,357
Adjustments:
Noncontrolling interests (a)	(434)	(458)
Cost saving initiatives (b)	–	(1,651)

Adjusted non-compensation expense	$102,703	$99,248

Adjusted non-compensation expense, as a % of operating revenue	19.0%	23.9%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.
(b)	Represents expenses related to the cost saving initiatives for occupancy cost reduction and other non-compensation related costs.

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Earnings From Operations:
Operating revenue	$541,739	$415,024
Deduct:
Adjusted compensation and benefits expense	(317,776)	(248,209)
Adjusted non-compensation expense	(102,703)	(99,248)

Earnings from operations	$121,260	$67,567

Earnings from operations, as a % of operating revenue	22.4%	16.3%

Headcount information is set forth below:

	As Of
	March 31, 2014	December 31, 2013(a)	March 31, 2013(a)
Headcount:
Managing Directors:
Financial Advisory	140	132	146
Asset Management	82	72	76
Corporate	17	15	15

Total Managing Directors	239	219	237
Other Employees:
Business segment professionals	1,082	1,082	1,097
All other professionals and support staff	1,119	1,102	1,132

Total	2,440	2,403	2,466

(a)	The headcount reductions relating to the cost saving initiatives were substantially complete as of December 31, 2013. Such reductions have been partially offset by additional investments and, in the case of managing directors, by promotions.

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

Three Months Ended March 31, 2014 versus March 31, 2013

The Company reported net income attributable to Lazard Group of $85 million, as compared to net income of $16 million in the 2013 period. The changes in the Company’s operating results during these periods are described below.

Net revenue increased $132 million, or 33%, with operating revenue increasing $127 million, or 31%, as compared to the 2013 period. Fee revenue from investment banking and other advisory activities increased $105 million, or 62%, primarily due to increases in M&A and Other Advisory fees. The increase in M&A and Other Advisory fee revenue was primarily due to an increase in the absolute number of completed transactions involving fees greater than $1 million as compared to the 2013 period, as well as in the number of those transactions generating fees significantly greater than $1 million. Money management fees, including incentive fees, increased $22 million, or 9%, principally reflecting a $15 billion, or 9%, increase in average AUM as compared to the 2013 period. In the aggregate, interest income, other revenue and interest expense reflected an increase in net revenue of $6 million as compared to the 2013 period. Such increase was primarily due to a decrease in interest expense as a result of the refinancing of the Company’s 7.125% senior notes due 2015 (the “2015 Notes”) (See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information).

Compensation and benefits expense increased $44 million, or 16%, as compared to the 2013 period (which included a $24 million charge related to the cost saving initiatives), primarily driven by higher operating revenue.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between interim periods, as described above), was $318 million, an increase of $70 million, or 28%, as compared to $248 million in the 2013 period, primarily driven by higher operating revenue.

The ratio of adjusted compensation and benefits expense to operating revenue was 58.7% for the 2014 period, which is consistent with the 2013 full year adjusted compensation ratio, as compared to 59.8% for the 2013 period. As described above, when analyzing compensation and benefits expense on an interim basis, we believe that adjusted compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future interim periods.

Non-compensation expense increased $2 million, or 2%, as compared to the 2013 period (which included a charge of $2 million related to the cost saving initiatives). When excluding such charge, as well as non-compensation costs relating to noncontrolling interests, adjusted non-compensation expense increased $3 million, or 3%, as compared to the 2013 period, primarily due to increases in (i) marketing and business development expense associated with higher expenses for travel and other business development; (ii) higher mutual fund servicing fees and outsourced services reflecting the implementation of an existing outsourcing arrangement across a broader number of accounts, as well as the increase in average AUM, partially offset by a decrease in professional fees. The ratio of adjusted non-compensation expense to operating revenue was 19.0%, as compared to 23.9% in the 2013 period.

Amortization of intangible assets remained substantially unchanged as compared to the 2013 period.

Operating income increased $86 million, as compared to the 2013 period (including the charges relating to the cost saving initiatives of $26 million). Operating income, as a percentage of net revenue, was 20.1%, as compared to 5.3% in the 2013 period.

Earnings from operations increased $54 million, or 79%, as compared to the 2013 period, and, as a percentage of operating revenue, was 22.4%, as compared to 16.3% in the 2013 period.

The provision for income taxes reflects an effective tax rate of 16.6%, as compared to 14.2% for the 2013 period. The increase in the effective tax rate is primarily reflective of the change in the geographic mix of earnings (see Note 15 of Notes to Condensed Consolidated Financial Statements for additional information).

Net income attributable to noncontrolling interests increased $2 million as compared to the 2013 period.

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

Financial Advisory

The following tables summarize the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
M&A and Other Advisory	$239,144	$120,756
Capital Raising	6,216	14,686

Total Strategic Advisory	245,360	135,442
Restructuring	30,136	33,020

Net Revenue	275,496	168,462
Operating Expenses(a)	245,415	216,908

Operating Income (Loss)	$30,081	$(48,446)

Operating income (loss), as a % of net revenue	10.9%	(28.8)%

(a)	In 2013, includes $22,015 associated with the implementation of the cost saving initiatives.

Net revenue trends in Financial Advisory for M&A and Other Advisory and Restructuring are generally correlated to the level of completed industry-wide M&A transactions and restructuring transactions occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in non-public or sovereign advisory assignments. For example, in the 2014 period, the industry statistics for global M&A transactions described above reflect a 1% decrease in the value, and an 18% decrease in the number, of all completed transactions as compared to the 2013 period. For M&A deals with values greater than $500 million, the value of completed transactions increased 6%, while the number of such deals remained flat, as compared to the 2013 period. Our M&A and Other Advisory revenue (which includes Sovereign and Capital Structure Advisory revenue) increased 98% as compared to the 2013 period.

Certain Lazard fee and transaction statistics are set forth below:

	Three Months Ended March 31,
	2014	2013
Lazard Statistics:
Number of clients with fees greater than $1 million:
Total Financial Advisory	62	44
M&A and Other Advisory	51	36
Percentage of total Financial Advisory net revenue from top 10 clients	42%	34%
Number of M&A transactions completed with values greater than $500 million (a)	20	16

(a)	Source: Dealogic as of April 7, 2014.

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

	Three Months Ended March 31,
	2014	2013
United States	62%	60%
Europe	31	33
Rest of World	7	7

Total	100%	100%

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

Three Months Ended March 31, 2014 versus March 31, 2013

Total Strategic Advisory net revenue, representing fees from our M&A and Other Advisory and Capital Raising businesses, increased $110 million, or 81%, and Restructuring revenue decreased $3 million, or 9%, as compared to the 2013 period.

M&A and Other Advisory revenue increased $118 million, or 98%, while Capital Raising revenue decreased by $8 million, or 58%, as compared to the 2013 period. The increase in M&A and Other Advisory revenue was primarily due to an increase in the absolute number of completed transactions involving fees greater than $1 million as compared to the 2013 period, as well as in the number of those transactions generating fees significantly greater than $1 million. Our major clients, which in the aggregate represented a significant portion of our M&A and Other Advisory revenue for the 2014 period, included Cadence Pharmaceuticals, The Coca-Cola Company, Fiat, Google, Leap Wireless, Royal Bank of Scotland, Singapore Power, Shire and Shapell Industries.

Restructuring revenue is derived from various activities including bankruptcy assignments, global debt and financing restructurings, distressed asset sales and advice on complex on- and off-balance sheet assignments, the timing of which may not correspond to industry announced defaults. The decrease in Restructuring revenue in the 2014 period was generally in line with the continued industry-wide low level of corporate restructuring activity. Our major clients, which in the aggregate represented a significant portion of our restructuring revenue for the 2014 period, included A.T.U, Cengage Learning, Dubai Group, Munshaat and Savient Pharmaceuticals.

Operating expenses increased $29 million, or 13%, as compared to the 2013 period, and in the 2013 period included a $22 million charge related to the cost saving initiatives. Excluding such charge, operating expenses increased $51 million, or 26%. The primary contributors to the increase were higher compensation and benefits expense due to higher operating revenue.

Financial Advisory operating income was $30 million, an increase of $78 million as compared to operating loss of $48 million (including the impact of the $22 million charge related to the cost saving initiatives) in the 2013 period and, as a percentage of net revenue, was 10.9%, as compared to (28.8%) in the 2013 period. Excluding the impact of such charges in the 2013 period, operating income increased $57 million as compared to operating income in the 2013 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	March 31, 2014	December 31, 2013
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$47,679	$47,450
Global	35,359	35,521
Local	30,467	31,232
Multi-Regional	41,754	39,859

Total Equity	155,259	154,062

Fixed Income:
Emerging Markets	10,230	9,048
Global	3,437	3,164
Local	3,638	3,507
Multi-Regional	11,073	11,155

Total Fixed Income	28,378	26,874

Alternative Investments	4,494	4,690
Private Equity	1,156	1,151
Cash Management	166	147

Total AUM	$189,453	$186,924

Total AUM at March 31, 2014 was $189 billion, an increase of $3 billion, or 1%, as compared to total AUM of $187 billion at December 31, 2013, due to market and foreign exchange appreciation and net inflows. Average AUM for the three months ended March 31, 2014 was 9% higher than that for three months ended March 31, 2013.

As of March 31, 2014, approximately 89% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 11% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, and was substantially unchanged from the corresponding percentages at December 31, 2013.

As of March 31, 2014, AUM denominated in foreign currencies represented approximately 62% of our total AUM, as compared to 63% at December 31, 2013. Foreign denominated AUM generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$154,062	$6,841	$ (6,875)	$(34)	$517	$714	$155,259
Fixed Income	26,874	1,685	(626)	1,059	363	82	28,378
Other	5,988	314	(491)	(177)	56	(51)	5,816

Total	$186,924	$8,840	$(7,992)	$848	$936	$745	$189,453

Inflows in the Equity asset class were primarily attributable to the Emerging Markets and Multi-Regional platforms, and inflows in the Fixed Income asset class were primarily attributable to the Emerging Markets platform. Outflows in the Equity asset class were primarily attributable to the Emerging Markets and Global equity platforms, and outflows in the Fixed Income asset class were primarily attributable to the Multi-Regional platform.

	Three Months Ended March 31, 2013
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$138,171	$7,479	$(9,131)	$(1,652)	$8,979	$(2,696)	$142,802
Fixed Income	22,718	1,458	(641)	817	58	(463)	23,130
Other	6,171	155	(315)	(160)	38	(16)	6,033

Total	$167,060	$9,092	$(10,087)	$(995)	$9,075	$(3,175)	$171,965

As of April 25, 2014, AUM was 190.2 billion, a $0.7 billion increase since March 31, 2014, with such increase primarily due to market and foreign exchange appreciation.

Average AUM for the three month period ended March 31, 2014 and 2013 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended March 31,
	2014	2013
	($ in millions)
Average AUM by Asset Class:
Equity	$152,412	$141,813
Fixed Income	27,332	22,784
Alternative Investments	2,350	2,846
Private Equity	2,604	2,379
Cash Management	904	843

Total Average AUM	$185,602	$170,665

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Revenue:
Management Fees	$239,523	$219,992
Incentive Fees	10,378	8,794
Other Income	18,663	15,239

Net Revenue	268,564	244,025
Operating Expenses(a)	175,761	155,077

Operating Income	$92,803	$88,948

Operating income, as a % of net revenue	34.6%	36.5%

(a)	In 2013, includes $235 associated with the implementation of the cost saving initiatives.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended March 31,
	2014	2013
United States	62%	52%
Europe	30	35
Rest of World	8	13

Total	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended March 31, 2014 versus March 31, 2013

Asset Management net revenue increased $25 million, or 10%, as compared to the 2013 period. Management fees increased $20 million, or 9%, as compared to the 2013 period, reflecting a $15 billion, or 9%, increase in average AUM. Incentive fees increased $2 million, or 18%, as compared to the 2013 period, primarily due to fees related to traditional investment products. Other revenue increased $3 million, or 22%, as compared to the 2013 period, primarily due to higher transaction based commission revenue as a result of increased market activity and custody fees.

Operating expenses increased $21 million, or 13%, as compared to the 2013 period, primarily in (i) compensation and benefits expense related to the increase in operating revenue, (ii) mutual fund servicing fees and in outsourced services reflecting the implementation of an existing outsourcing arrangement across a broader number of accounts, as well as the increase in average AUM, and (iii) travel and other business development expenses.

Asset Management operating income was $93 million, an increase of $4 million, or 4%, as compared to operating income of $89 million (including the impact of the $0.2 million charge related to the cost saving initiatives) in the 2013 period and, as a percentage of net revenue, was 34.6%, as compared to 36.5% in the 2013 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Interest Income	$2,535	$2,259
Interest Expense	(17,572)	(22,190)

Net Interest (Expense)	(15,037)	(19,931)
Other Revenue	4,272	8,628

Net Revenue (Expense)	(10,765)	(11,303)
Operating Expenses (a)	4,731	7,975

Operating Loss	$(15,496)	$(19,278)

(a)	In 2013, includes $4,072 associated with the implementation of the cost saving initiatives.

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended March 31, 2014 versus March 31, 2013

Net interest expense decreased $5 million, or 25%, as compared to the 2013 period, primarily due to the refinancing of the 2015 Notes.

Other revenue decreased $4 million, or 50%, as compared to the 2013 period, primarily due to decreased investment income.

Operating expenses decreased $3 million, or 41%, as compared to the 2013 period, and included in the 2013 period charges of $4 million associated with the cost saving initiatives. Excluding the impact of such charges, operating expenses increased $1 million, or 21%, as compared to the 2013 period.

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

The Company makes cash payments for, or in respect of, a significant portion of its incentive compensation during the first three months of each calendar year with respect to the prior year’s results. In addition, during 2014 and 2013, the Company made cash payments, including severance payments, associated with the cost saving initiatives (see “Cost Saving Initiatives” above and Note 14 of Notes to Condensed Consolidated Financial Statements).

Summary of Cash Flows:

	Three Months Ended March 31,
	2014	2013
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$89.5	$18.2
Noncash charges (a)	93.1	97.0
Other operating activities (b)	(132.7)	(189.6)

Net cash provided by (used in) operating activities	49.9	(74.4)

Investing activities	(2.9)	(26.6)
Financing activities (c)	(227.5)	(148.5)
Effect of exchange rate changes	2.0	(15.9)

Net Decrease in Cash and Cash Equivalents	(178.5)	(265.4)
Cash and Cash Equivalents:
Beginning of Period	832.3	845.5

End of Period	$653.8	$580.1

(a) Consists of the following:

Depreciation and amortization of property	$8.9	$8.1
Amortization of deferred expenses, stock units and interest rate hedge	83.0	88.0
Amortization of intangible assets related to acquisitions	1.2	0.9

Total	$93.1	$97.0

(b)	Includes net changes in operating assets and liabilities.
(c)	Consists primarily of purchases of shares of Class A common stock, tax withholdings related to the settlement of vested restricted stock units (“RSUs”) and distributions to members and noncontrolling interest holders.

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

Liquidity is significantly impacted by cash payments for, or in respect of, incentive compensation, a significant portion of which are made during the first three months of the year. As a consequence, cash on hand generally declines in the beginning of the year and gradually builds over the remainder of the year. We also pay certain tax advances during the year on behalf of our managing directors, which serve to reduce their respective incentive compensation payments. We expect this seasonal pattern of cash flow to continue. During 2013, liquidity was also impacted by cash payments, including severance payments, associated with the cost saving initiatives (see “Cost Saving Initiatives” above and Note 14 of Notes to Condensed Consolidated Financial Statements).

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, purchases of shares of Class A common stock and Lazard Group common membership interests and matters relating to liquidity and to compliance with regulatory net capital requirements. At March 31, 2014, Lazard had approximately $654 million of cash, with such amount including approximately $313 million held at Lazard’s operations outside the U.S. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from its foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of March 31, 2014, Lazard had approximately $258 million in unused lines of credit available to it, including a $150 million, three-year, senior revolving credit facility with a group of lenders that expires in September 2015 (the “Credit Facility”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $48 million (at March 31, 2014 exchange rates) and Edgewater of $55 million. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

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

Financing Activities

The table below sets forth our corporate indebtedness as of March 31, 2014 and December 31, 2013. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

	Maturity Date	As of		Increase (Decrease)
		March 31, 2014	December 31, 2013
		($ in millions)
Senior Debt:
6.85%	2017	$548.4	$548.4	$–
4.25%	2020	500.0	500.0	–

Total Senior Debt		$1,048.4	$1,048.4	$–

During the fourth quarter of 2013, the Company completed a refinancing of the 2015 Notes by issuing a tender and redemption notice for the 2015 Notes and issuing $500 million of 4.25% senior notes maturing in 2020 (the “2020 Notes”).

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is due to the lending bank group, the Credit Facility includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended March 31, 2014, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.50 to 1.00 and its Consolidated Interest Coverage Ratio being 10.85 to 1.00. In any event, no amounts were outstanding under the Credit Facility as of March 31, 2014.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At March 31, 2014, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior and subordinated debt.

Members’ Equity

At March 31, 2014, total members’ equity was $464 million, as compared to $536 million at December 31, 2013, including $397 million and $469 million attributable to Lazard Group on the respective dates. The net activity in members’ equity during the three month period ended March 31, 2014 is reflected in the table below (in millions of dollars):

Members’ Equity—January 1, 2014	$536

Increase (decrease) due to:
Net income	90
Other comprehensive income	4
Amortization of share-based incentive compensation	61
Purchase of Class A common stock	(106)
Settlement of share-based incentive compensation, net of related tax benefit of $2 (a)	(80)
Distributions to members and noncontrolling interests, net	(40)
Other	(1)

Members’ Equity—March 31, 2014	$464

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

The Board of Directors of Lazard Ltd has issued a series of authorizations to repurchase Class A common stock and Lazard Group common membership interests, which help offset the dilutive effect of our share-based incentive compensation plans. During a given year the Company intends to repurchase at least as many shares as it expects to ultimately issue pursuant to such compensation plans in respect of year-end incentive compensation attributable to the prior year. The rate at which the Company purchases shares in connection with this annual objective may vary from quarter to quarter due to a variety of factors. Purchases with respect to such program are set forth in the table below:

	Number of Shares/Common Membership Interests Purchased	Average Price Per Share/Common Membership Interest
Three Months Ended March 31:
2013	831,157	$36.30
2014	2,392,674	$44.69

As of March 31, 2014, a total of $15 million of share repurchase authorization remained available under the Company’s share repurchase program, which will expire on December 31, 2015.

During the three months ended March 31, 2014, the Company had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases in the open market.

In April 2014, the Board of Directors of Lazard Ltd authorized the repurchase of up to an additional $200 million in aggregate cost of Class A common stock and Lazard Group common membership interests through December 31, 2015.

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

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 17 of Notes to Condensed Consolidated Financial Statements for further information. These regulations differ in the U.S., the U.K., France and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see Item 1, “Business—Regulation” included in our Form 10-K.

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of March 31, 2014:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior Debt (including interest) (a)	$1,328,567	$58,812	$117,624	$609,631	$542,500
Operating Leases (exclusive of $160,666 of sublease income)	1,004,117	84,948	151,364	132,936	634,869
Capital Leases (including interest)	17,362	3,217	5,299	8,846	–
Investment Capital Funding Commitments (b)	27,156	27,156	–	–	–

Total (c)	$2,377,202	$174,133	$274,287	$751,413	$1,177,369

(a)	See Note 9 of Notes to Condensed Consolidated Financial Statements.
(b)	See Note 5 of Notes to Condensed Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.
(c)	The table above excludes contingent obligations, as well as any possible payments for uncertain tax positions given the inability to estimate the possible amounts and timing of any such payments. See Notes 10, 12, 13 and 15 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes, respectively.

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

Compensation Liabilities

Annual discretionary compensation represents a significant portion of our annual compensation and benefits expense. We allocate the estimated amount of such annual discretionary compensation to interim periods in proportion to the amount of operating revenue earned in such periods based on an assumed annual ratio of awarded compensation and benefits expense to operating revenue. See “Financial Statement Overview—Operating Expenses” for more information on our periodic compensation and benefits expense.

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

See Item 1A, “Risk Factors” and see Note 17 of Notes to Consolidated Financial Statements in our Form 10-K for additional information related to income taxes.

Investments

Investments consist primarily of debt and equity securities, interests in alternative investment, debt, equity and private equity funds and investments accounted for under the equity method of accounting.

These investments, with the exception of equity method investments, are carried at fair value on the consolidated statements of financial condition, and any increases or decreases in the fair value of these investments are reflected in earnings. The fair value of investments is generally based upon market prices or the net asset value (“NAV”) or its equivalent for investments in funds. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information on the measurement of the fair value of investments.

Gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income and therefore subject Lazard to market and credit risk.

Data relating to investments is set forth below:

	March 31, 2014	December 31, 2013
	($ in thousands)
Seed investments by asset class:
Equities (a)	$103,850	$118,535
Fixed income	7,942	13,668
Alternative investments	27,673	29,920

Total seed investments	139,465	162,123

Other investments owned:
Private equity (b)	106,251	104,405
Short-term investments and other	11,711	11,644

Total other investments owned	117,962	116,049

Subtotal	257,427	278,172

Add:
Equity method (c)	8,552	9,488
Private equity consolidated, not owned (d)	9,286	9,787
Lazard Fund Interests (e)	130,079	169,095

Total investments	$405,344	$466,542

(a)	At March 31, 2014 and December 31, 2013, seed investments in directly owned equity securities were invested as follows:

	March 31, 2014	December 31, 2013
Percentage invested in:
Financials	32%	31%
Consumer	28	29
Industrial	12	12
Technology	9	9
Energy	7	6
Other	12	13

Total	100%	100%

(b)	Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $20 million and $18 million as of March 31, 2014 and December 31, 2013, respectively.

(c)	Represents investments accounted for under the equity method of accounting.

(d)	Represents private equity investments that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “members’ equity” on the condensed consolidated statements of financial condition.

(e)	Composed of investments held in connection with Lazard Fund Interests and other similar deferred compensation arrangements. The market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to awards expected to vest. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives.

At March 31, 2014 and December 31, 2013, $117 million and $116 million, respectively, of our total investments at a fair value of $396 and $457 million, respectively, or 30% and 25%, respectively, were classified as Level 3 investments. Substantially all of our Level 3 investments at both dates are priced based on NAV. During the three months ended March 31, 2014 and 2013, gains of approximately $6 million and $1 million, respectively, were recognized in “revenue-other” on the consolidated statement of operations pertaining to Level 3 investments. See Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of March 31, 2014 and December 31, 2013, the Company held seed investments of approximately $139 million and $162 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $34 million in five entities as of March 31, 2014, as compared to $46 million in eight entities as of December 31, 2013.

As of March 31, 2014 and December 31, 2013, the Company did not consolidate or deconsolidate any seed investment entities. As such, 100% of the recorded balance of seed investments as of March 31, 2014 and December 31, 2013 represented the Company’s economic interest in the seed investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed investment entities.

For additional information regarding risks associated with our investments, see “Risk Management—Investments” below as well as Item 1A. “Risk Factors—Other Business Risks—Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios” in our Form 10-K.

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

Equity Market Price Risk—As of March 31, 2014 and December 31, 2013, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $117 million and $134 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $1.0 million and $1.7 million in the carrying value of such investments as of March 31, 2014 and December 31, 2013, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—As of March 31, 2014 and December 31, 2013, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $32 million and $37 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $0.1 million and $0.2 million in the carrying value of such investments as of March 31, 2014 and December 31, 2013, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—As of March 31, 2014 and December 31, 2013, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $71 million and $85 million, respectively. A significant portion of the Company’s foreign currency exposure is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus US dollars would result in a decrease of approximately $0.3 million and $1.4 million in the carrying value of such investments as of March 31, 2014 and December 31, 2013, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. As of March 31, 2014 and December 31, 2013, the Company’s exposure to changes in the fair value of such investments was approximately $106 million and $104 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $10.6 million and $10.4 million in the carrying value of such investments as of March 31, 2014 and December 31, 2013, respectively.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness and specifically provide for exposures where we determine the receivables are impaired. At March 31, 2014, total receivables amounted to $626 million, net of an allowance for doubtful accounts of $31 million. As of that date, Financial Advisory and Asset Management fees, and customer and related party receivables comprised 64%, 19% and 17% of total receivables, respectively. At December 31, 2013, total receivables amounted to $623 million, net of an allowance for doubtful accounts of $29 million. As of that date, Financial Advisory and Asset Management fees, and customer and related party receivables comprised 73%, 8% and 19% of total receivables, respectively. At March 31, 2014 and December 31, 2013, the Company had receivables past due or deemed uncollectible of approximately $36 million and $39 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit. At March 31, 2014 and December 31, 2013, customer receivables included $22 million and $15 million of LFB loans, respectively. Such loans are closely monitored for counterparty creditworthiness to help minimize exposure. In addition, as of March 31, 2014, LFB’s commitments to lend, which are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level, were not significant.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties. As of March 31, 2014, the Company’s largest individual counterparty exposure was a Financial Advisory fee receivable of $12 million.

Risks Related to Derivatives

Lazard enters into interest rate swaps and forward foreign currency exchange contracts to hedge exposures to interest rates and currency exchange rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $0.3 million and $1 million at March 31, 2014 and December 31, 2013, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to Lazard Fund Interests and other similar deferred compensation arrangements, amounted to $6 million and $2 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to Lazard Fund Interests awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of Lazard Fund Interests awards. Derivative liabilities relating to Lazard Fund Interests amounted to $213 million and $162 million at March 31, 2014 and December 31, 2013, respectively.

In addition, LFB enters into interest rate swaps, forward foreign currency exchange contracts and other derivative contracts to hedge exposures to interest rate and currency fluctuations on open positions that arise primarily from client activity. Such foreign currency and interest rate positions are subject to strict internal limits and, based on account balances as of March 31, 2014, we do not believe that the impact of potential significant movements in either the currency or interest rate markets on LFB’s positions would materially affect the Company’s annual operating income.

Risks Related to Short-Term Investments and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its short-term investments generally have floating interest rates. Based on account balances as of March 31, 2014, Lazard estimates that its annual operating income relating to cash and short-term investments and corporate indebtedness would increase by approximately $7 million in the event interest rates were to increase by 1% and decrease by approximately $2 million if rates were to decrease by 1%.

As of March 31, 2014, the Company’s cash and cash equivalents totaled approximately $654 million. Substantially all of the Company’s cash and cash equivalents were invested in highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), in short-term interest earning accounts at a number of leading banks throughout the world, and in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

Operational Risks

Operational risk is inherent in all our business and may, for example, manifest itself in the form of errors, breaches in the system of internal controls, business interruptions, fraud or legal actions due to operating deficiencies or noncompliance. The Company maintains a framework including policies and a system of internal controls designed to monitor and manage operational risk and provide management with timely and accurate information. Management within each of the operating companies is primarily responsible for its operational risk programs. The Company has in place business continuity and disaster recovery programs that manage its capabilities to provide services in the case of a disruption. We purchase insurance policies designed to help protect the Company against accidental loss and losses that may significantly affect our financial objectives, personnel, property or our ability to continue to meet our responsibilities to our various stakeholder groups.

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

PART IV

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

10.50*	Second Amendment, dated as of March 14, 2013, to the Agreement Relating to Retention and Noncompetition and Other Covenants dated as of October 4, 2004 and amended on March 23, 2010, among the Registrant, Lazard Ltd and Alexander F. Stern (incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 30, 2013).

10.51*	Form of Agreement evidencing a grant of Performance-Based Stock Units under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.53 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 30, 2013).

10.52*	Form of Agreement evidencing a grant of Lazard Fund Interests to Named Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 30, 2013).

10.53*	Form of Agreement evidencing a grant of Restricted Stock Units to Named Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 30, 2013).

10.54*	Form of Agreement evidencing a February 20, 2014 grant of Performance-Based Stock Units under the 2008 Incentive Compensation Plan.

10.55*	Agreement between Lazard Ltd and Kenneth M. Jacobs, dated as of February 20, 2014, evidencing a grant of Performance-Based Stock Units under the 2008 Incentive Compensation Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Matthieu Bucaille.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Matthieu Bucaille.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2014

LAZARD GROUP LLC

By:	/s/ Matthieu Bucaille
Name: Matthieu Bucaille
Title: Chief Financial Officer

By:	/s/ Dominick Ragone
Name: Dominick Ragone
Title: Chief Accounting Officer