Form 10-Q
period 2015-03-31
Lazard Group LLC
filed 2015-04-28
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 17, 2015, in addition to profit participation interests, there were 129,766,090 common membership interests and two managing member interests outstanding.

When we use the terms “Lazard Group”, “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock (the “Class A common stock”) are publicly traded on the New York Stock Exchange under the symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd has no material operating assets other than indirect ownership as of March 31, 2015 of all of the common membership interests in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries that are co-managing members of Lazard Group.

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

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

(dollars in thousands)

	March 31,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$595,523	$917,212
Deposits with banks and short-term investments	217,626	207,760
Cash deposited with clearing organizations and other segregated cash	46,700	43,290

Receivables (net of allowance for doubtful accounts of $18,459 and $23,540 at March 31, 2015 and December 31, 2014, respectively):
Fees	457,337	483,681
Customers and other	135,323	72,648
Related parties	3,718	1,599

	596,378	557,928
Investments	475,456	609,226

Property (net of accumulated amortization and depreciation of $245,842 and $256,285 at March 31, 2015 and December 31, 2014, respectively)	209,210	222,569

Goodwill and other intangible assets (net of accumulated amortization of $52,773 and $51,754 at March 31, 2015 and December 31, 2014, respectively)	335,966	347,438
Other assets	328,887	265,257

Total Assets	$2,805,746	$3,170,680

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

(dollars in thousands)

	March 31, 2015	December 31, 2014

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$377,511	$314,284
Accrued compensation and benefits	316,553	606,290
Senior debt	998,350	1,048,350
Capital lease obligations	10,184	12,015
Related party payables	154,019	158,060
Other liabilities	538,540	537,542

Total Liabilities	2,395,157	2,676,541
Commitments and contingencies

MEMBERS’ EQUITY
Members’ equity (net of 2,186,308 and 5,663,243 shares of Lazard Ltd Class A common stock, at a cost of $99,954 and $246,032 at March 31, 2015 and December 31, 2014, respectively)	538,346	594,834
Accumulated other comprehensive loss, net of tax	(191,270)	(163,288)

Total Lazard Group LLC Members’ Equity	347,076	431,546
Noncontrolling interests	63,513	62,593

Total Members’ Equity	410,589	494,139

Total Liabilities and Members’ Equity	$2,805,746	$3,170,680

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2015	2014
REVENUE
Investment banking and other advisory fees	$301,372	$272,675
Asset management fees	261,955	253,031
Interest income	929	2,972
Other	29,738	22,190

Total revenue	593,994	550,868
Interest expense	17,141	17,573

Net revenue	576,853	533,295

OPERATING EXPENSES
Compensation and benefits	328,490	321,550
Occupancy and equipment	27,335	28,307
Marketing and business development	19,190	19,233
Technology and information services	22,893	23,487
Professional services	11,206	7,364
Fund administration and outsourced services	16,148	15,454
Amortization of intangible assets related to acquisitions	1,033	1,220
Other	69,947	9,292

Total operating expenses	496,242	425,907

OPERATING INCOME	80,611	107,388

Provision for income taxes	11,458	17,857

NET INCOME	69,153	89,531

LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	6,693	4,120

NET INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$62,460	$85,411

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2015	2014
NET INCOME	$69,153	$89,531

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	(29,386)	3,591
Employee benefit plans:
Actuarial gain (loss) (net of tax benefit (expense) of $(115) and $50 for the three months ended March 31, 2015 and 2014, respectively)	219	(557)
Adjustment for items reclassified to earnings (net of tax expense of $563 and $532 for the three months ended March 31, 2015 and 2014, respectively)	1,186	1,289

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(27,981)	4,323

COMPREHENSIVE INCOME	41,172	93,854
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	6,694	4,120

COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$34,478	$89,734

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,153	$89,531
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	7,876	8,859
Amortization of deferred expenses and share-based incentive compensation	106,364	82,972
Amortization of intangible assets related to acquisitions	1,033	1,220
Loss on extinguishment of debt	60,219	–
(Increase) decrease in operating assets:
Deposits with banks and short-term investments	(35,081)	(29,370)
Cash deposited with clearing organizations and other segregated cash	(5,544)	(2,284)
Receivables-net	(66,526)	(2,557)
Investments	118,841	61,478
Other assets	(100,737)	(101,969)
Increase (decrease) in operating liabilities:
Deposits and other payables	96,159	59,061
Accrued compensation and benefits and other liabilities	(216,182)	(117,072)

Net cash provided by operating activities	35,575	49,869

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(4,055)	(3,153)
Disposals of property	44	250

Net cash used in investing activities	(4,011)	(2,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from noncontrolling interests	57	184
Issuance of senior debt, net of expenses	396,272	–
Excess tax benefits from share-based incentive compensation	9,516	1,925
Other financing activities	–	200
Payments for:
Senior debt	(509,098)	–
Capital lease obligations	(539)	(583)
Distributions to noncontrolling interests	(5,831)	(4,099)
Purchase of Lazard Ltd Class A common stock	(93,963)	(105,810)
Distribution to members	(9,442)	(36,130)
Settlement of vested share-based incentive compensation	(101,885)	(82,021)
Other financing activities	(1,165)	(1,103)

Net cash used in financing activities	(316,078)	(227,437)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(37,175)	1,995

NET DECREASE IN CASH AND CASH EQUIVALENTS	(321,689)	(178,476)
CASH AND CASH EQUIVALENTS—January 1	917,212	832,277

CASH AND CASH EQUIVALENTS—March 31	$595,523	$653,801

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2014

(UNAUDITED)

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity
Balance – January 1, 2014 (*)	$571,668	$(102,196)	$469,472	$66,654	$536,126

Comprehensive income:
Net income	85,411		85,411	4,120	89,531
Other comprehensive income - net of tax		4,323	4,323	–	4,323
Amortization of share-based incentive compensation	60,797		60,797		60,797
Distributions to members and noncontrolling interests, net	(36,130)		(36,130)	(3,915)	(40,045)
Purchase of Lazard Ltd Class A common stock	(105,810)		(105,810)		(105,810)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation and related tax benefit of $1,776	(80,245)		(80,245)		(80,245)
Business acquisitions and related equity transactions:
Lazard Ltd Class A common stock issuable (including related amortization)	129		129		129
Other	(903)		(903)		(903)

Balance – March 31, 2014 (*)	$494,917	$(97,873)	$397,044	$66,859	$463,903

(*)

Includes 129,766,090 common membership interests issued at both January 1, 2014 and March 31, 2014. Also includes profit participation interests and two managing member interests issued at each such date.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2015

(UNAUDITED)

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity
Balance – January 1, 2015 (*)	$594,834	$(163,288)	$431,546	$62,593	$494,139

Comprehensive income (loss):
Net income	62,460		62,460	6,693	69,153
Other comprehensive loss - net of tax		(27,982)	(27,982)	1	(27,981)
Amortization of share-based incentive compensation	77,923		77,923		77,923
Distributions to members and noncontrolling interests, net	(9,442)		(9,442)	(5,774)	(15,216)
Purchase of Lazard Ltd Class A common stock	(93,963)		(93,963)		(93,963)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation awards and related tax benefit of $9,495	(92,390)		(92,390)		(92,390)
Business acquisitions and related equity transactions:
Lazard Ltd Class A common stock issuable (including related amortization)	89		89		89
Other	(1,165)		(1,165)		(1,165)

Balance – March 31, 2015 (*)	$538,346	$(191,270)	$347,076	$63,513	$410,589

(*)	Includes 129,766,090 common membership interests issued at both January 1, 2015 and March 31, 2015. Also includes profit participation interests and two managing member interests issued at each such date.

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

Lazard Ltd, a Bermuda holding company, and its subsidiaries (collectively referred to as “Lazard Ltd”), including its indirect investment in Lazard Group LLC is one of the world’s preeminent financial advisory and asset management firms and has long specialized in crafting solutions to the complex financial and strategic challenges of our clients. We serve a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals.

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of March 31, 2015 and December 31, 2014. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group. LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity formerly owned by Lazard Group’s current and former managing directors, held approximately 0.5% of the outstanding Lazard Group common membership interests as of January 1, 2014. As of January 1, 2014, LAZ-MD Holdings was also the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”). In May 2014, the remaining outstanding Lazard Group common membership interests held by LAZ-MD Holdings were exchanged for shares of Lazard Ltd’s Class A common stock, par value $0.01 per share (“Class A common stock”), and the sole issued and outstanding share of Lazard Ltd’s Class B common stock was automatically converted into one share of Lazard Ltd’s Class A common stock pursuant to the provisions of Lazard Ltd’s bye-laws, resulting in only one outstanding class of common stock (the “Final Exchange of LAZ-MD Interests”). Following the Final Exchange of LAZ-MD Interests, Lazard Group became a wholly-owned indirect subsidiary of Lazard Ltd.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Basis of Presentation

The accompanying condensed consolidated financial statements of Lazard Group have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Group’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”). The accompanying December 31, 2014 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

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

The consolidated results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for any future interim or annual period.

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

Revenue from Contracts with Customers—In May 2014, the Financial Accounting Standards Board (the “FASB”) issued comprehensive new revenue recognition guidance. The guidance requires a company to recognize revenue when it transfers promised services to customers in an amount that reflects the consideration

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

to which the company expects to be entitled in exchange for those services and requires enhanced disclosures. The new guidance is effective for annual and interim periods beginning after December 15, 2016, and early adoption is not permitted. On April 1, 2015, the FASB tentatively decided to defer the effective date of the new revenue guidance by one year to annual reporting periods beginning after December 15, 2017, with early adoption being permitted for annual periods beginning after December 15, 2016. The Company is currently evaluating the new guidance.

Amendments to the Consolidation Analysis—In February 2015, the FASB issued updated guidance for the consolidation of certain legal entities. The updated guidance eliminates the deferral of certain consolidation standards for entities considered to be investment companies and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or VOEs. The new guidance is effective for annual reporting periods beginning after December 31, 2015, with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material impact on our consolidated financial statements or related disclosures.

Interest—Imputation of Interest—In April 2015, the FASB issued updated guidance which requires a company to classify debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, with early adoption permitted. The new guidance is to be applied on a retrospective basis. The Company does not expect that the adoption of this guidance will have a material impact on our consolidated financial statements or related disclosures.

3.	RECEIVABLES

The Company’s receivables represent receivables from fees, customers and other and related parties.

Receivables are stated net of an estimated allowance for doubtful accounts, for past due amounts and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. Activity in the allowance for doubtful accounts for the three month periods ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
Balance, January 1	$23,540	$28,777
Bad debt expense, net of recoveries	1,232	9,136
Charge-offs, foreign currency translation and other adjustments	(6,313)	(6,589)

Balance, March 31	$18,459	$31,324

Bad debt expense, net of recoveries is included in “investment banking and other advisory fees” on the condensed consolidated statements of operations.

At March 31, 2015 and December 31, 2014, the Company had receivables past due or deemed uncollectible of $19,220 and $24,578, respectively.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Of the Company’s fee receivables at March 31, 2015 and December 31, 2014, $76,878 and $86,221, respectively, represented interest-bearing financing receivables. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of past due or uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $519,500 and $471,707 at March 31, 2015 and December 31, 2014, respectively, approximates fair value.

4.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Interest-bearing deposits	$54,248	$84,575

Debt	1,933	10,426

Equities	54,671	57,302

Funds:
Alternative investments (a)	29,896	34,705
Debt (a)	48,670	71,763
Equity (a)	171,944	228,209
Private equity	107,440	114,470

	357,950	449,147

Equity method	6,654	7,776

Total investments	475,456	609,226
Less:
Interest-bearing deposits	54,248	84,575
Equity method	6,654	7,776

Investments, at fair value	$414,554	$516,875

Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$3,094	$9,290

(a)	Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $4,862, $18,982 and $117,447, respectively, at March 31, 2015 and $8,321, $42,070 and $162,798, respectively, at December 31, 2014, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 6 and 12 of Notes to Condensed Consolidated Financial Statements).

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

Private equity investments consolidated but not owned by Lazard relate to the economic interests that are owned by the management team and other investors in the Edgewater Funds (“Edgewater”) which totaled $5,408 and $6,421 at March 31, 2015 and December 31, 2014, respectively (see Note 10 of Notes to Condensed Consolidated Financial Statements).

During the three month periods ended March 31, 2015 and 2014, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to “trading” securities still held as of the reporting date as follows:

	Three Months Ended March 31,
	2015	2014
Net unrealized investment gains	$1,995	$104

5.	FAIR VALUE MEASUREMENTS

Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

Level 1.	Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Lazard has the ability to access.

Level 2.	Assets and liabilities whose values are based on (i) quoted prices for similar assets or liabilities in an active market, or quoted prices for identical or similar assets or liabilities in non-active markets, (ii) assets valued based on net asset value (“NAV”) or its equivalent redeemable at the measurement date or within the near term without redemption restrictions, or (iii) inputs other than quoted prices that are directly observable or derived principally from, or corroborated by, market data.

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

The fair value of investments in private equity funds is classified as Level 3, and is primarily based on NAV or its equivalent, except for certain investments that are valued based on potential transaction value. Such investments are not redeemable within the near term.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following tables present the classification of investments and certain other assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 within the fair value hierarchy:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt	$1,933	$–	$–	$1,933
Equities	53,382	–	1,289	54,671
Funds:
Alternative investments	–	29,896	–	29,896
Debt	48,664	6	–	48,670
Equity	171,900	44	–	171,944
Private equity	–	–	107,440	107,440
Derivatives	–	4,296	–	4,296

Total	$275,879	$34,242	$108,729	$418,850

Liabilities:
Securities sold, not yet purchased	$3,094	$–	$–	$3,094
Derivatives	–	227,628	–	227,628

Total	$3,094	$227,628	$–	$230,722

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt	$5,540	$4,886	$–	$10,426
Equities	55,987	–	1,315	57,302
Funds:
Alternative investments	–	34,705	–	34,705
Debt	71,759	4	–	71,763
Equity	228,166	43	–	228,209
Private equity	–	–	114,470	114,470
Derivatives	–	2,355	–	2,355

Total	$361,452	$41,993	$115,785	$519,230

Liabilities:
Securities sold, not yet purchased	$9,290	$–	$–	$9,290
Derivatives	–	208,093	–	208,093

Total	$9,290	$208,093	$–	$217,383

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the three month periods ended March 31, 2015 and 2014.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the three month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$1,315	$2	$–	$–	$(28)	$1,289
Private equity funds	114,470	7,848	709	(10,531)	(5,056)	107,440

Total Level 3 Assets	$115,785	$7,850	$709	$(10,531)	$(5,084)	$108,729

	Three Months Ended March 31, 2014
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$1,340	$2	$–	$–	$(5)	$1,337
Private equity funds	114,193	5,582	347	(4,669)	84	115,537

Total Level 3 Assets	$115,533	$5,584	$347	$(4,669)	$79	$116,874

(a)	Earnings for the three month periods ended March 31, 2015 and 2014 include net unrealized gains of $6,097 and $4,413, respectively.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Fair Value of Certain Investments Based on NAV—The Company’s Level 2 and Level 3 investments at March 31, 2015 and December 31, 2014 include certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value. Information with respect thereto was as follows:

	March 31, 2015
				% of Fair Value Not Redeemable	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments			% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$27,601	$–		NA	NA	NA	NA	(a)	<30-60 days
Funds of funds	476	–		NA	NA	NA	NA	(b)	<30-90 days
Other	1,819	–		NA	NA	NA	NA	(c)	<30-60 days
Debt funds	6	–		NA	NA	NA	NA	(d)	30 days
Equity funds	44	–		NA	NA	NA	NA	(e)	<30-90 days
Private equity funds:
Equity growth	50,850	6,012	(f)	100%	6%	92%	2%	NA	NA
Mezzanine debt	34,465	–		100%	–	–	100%	NA	NA

Total	$115,261	$6,012

(a)	weekly (17%), monthly (69%) and quarterly (14%)
(b)	monthly (98%) and quarterly (2%)
(c)	daily (19%), weekly (5%) and monthly (76%)
(d)	daily (100%)
(e)	daily (14%), monthly (58%) and quarterly (28%)
(f)	Unfunded commitments to private equity investments consolidated but not owned by Lazard of $6,588 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

	December 31, 2014
				% of Fair Value Not Redeemable	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments			% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$31,042	$–		NA	NA	NA	NA	(a)	<30-60 days
Funds of funds	475	–		NA	NA	NA	NA	(b)	<30-90 days
Other	3,188	–		NA	NA	NA	NA	(c)	<30-60 days
Debt funds	4	–		NA	NA	NA	NA	(d)	30 days
Equity funds	43	–		NA	NA	NA	NA	(e)	30-90 days
Private equity funds:
Equity growth	75,578	18,676	(f)	100%	10%	63%	27%	NA	NA
Mezzanine debt	38,892	–		100%	–	–	100%	NA	NA

Total	$149,222	$18,676

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

Investment Capital Funding Commitments—At March 31, 2015, the Company’s maximum unfunded commitments for capital contributions to investment funds arose from (i) commitments to CP II, which amounted to $1,499 for potential “follow-on investments” and/or for fund expenses through the earlier of February 25, 2017 or the liquidation of the fund, (ii) commitments to EGCP III, which amounted to $12,035, through the earlier of October 12, 2016 (i.e., the end of the investment period) for investments and/or expenses (with a portion of the undrawn amount of such commitments as of that date remaining committed until October 12, 2023 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund and (iii) commitments to COF2, which amounted to $4,144, through the earlier of November 11, 2016 (i.e., the end of the investment period) for investments and/or fund expenses (with a portion of the undrawn amount of such commitments as of that date remaining committed until November 11, 2019 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund.

6.	DERIVATIVES

The Company enters into forward foreign currency exchange rate contracts, interest rate swaps, interest rate futures, total return swap contracts on various equity and debt indices and other derivative contracts to economically hedge exposures to fluctuations in currency exchange rates, interest rates and equity and debt prices. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law. The Company’s derivative instruments are recorded at their fair value, and are included in “other assets” and “other liabilities” on the condensed consolidated statements of financial condition. Gains and losses on the Company’s derivative instruments not designated as hedging instruments are included in “interest income” and “interest expense”, respectively, or “revenue-other”, depending on the nature of the underlying item, in the condensed consolidated statements of operations.

In addition to the derivative instruments described above, the Company records derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures, and is included in “accrued compensation and benefits” in the condensed consolidated statements of financial condition. Changes in the fair value of the derivative liabilities are included in “compensation and benefits” in the condensed consolidated statements of operations, the impact of which equally offsets the changes in the fair value of investments which are currently expected to be delivered upon settlement of LFI and other similar deferred compensation arrangements, which are reported in “revenue-other” in the condensed consolidated statements of operations.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The tables below present the fair values of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair values of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (see Note 12 of Notes to Condensed Consolidated Financial Statements) on the accompanying condensed consolidated statements of financial condition as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Derivative Assets:
Forward foreign currency exchange rate contracts	$4,296	$2,355

Derivative Liabilities:
Forward foreign currency exchange rate contracts	$520	$124
Total return swaps and other (a)	1,001	663
LFI and other similar deferred compensation arrangements	226,107	207,306

	$227,628	$208,093

(a)	For total return swaps, amounts represent the netting of gross derivative assets and liabilities of $530 and $1,531 as of March 31, 2015, respectively, and $1,123 and $1,786 as of December 31, 2014, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are recorded “net” in “other assets”, with receivables for net cash collateral under such contracts of $11,214 and $12,364 as of March 31, 2015 and December 31, 2014, respectively.

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2015 and 2014, were as follows:

	Three Months Ended March 31,
	2015	2014
Forward foreign currency exchange rate contracts	$15,400	$(1,153)
LFI and other similar deferred compensation arrangements	(4,136)	(2,626)
Total return swaps and other	(2,931)	(1,574)

Total	$8,333	$(5,353)

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

7.	PROPERTY

At March 31, 2015 and December 31, 2014, property consists of the following:

	Estimated Depreciable Life in Years	March 31, 2015	December 31, 2014
Buildings	33	$135,568	$152,982
Leasehold improvements	3-20	162,785	167,837
Furniture and equipment	3-10	150,705	150,457
Construction in progress		5,994	7,578

Total		455,052	478,854
Less - Accumulated depreciation and amortization		245,842	256,285

Property		$209,210	$222,569

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at March 31, 2015 and December 31, 2014 are presented below:

	March 31, 2015	December 31, 2014
Goodwill	$324,963	$335,402
Other intangible assets (net of accumulated amortization)	11,003	12,036

	$335,966	$347,438

At March 31, 2015 and December 31, 2014, goodwill of $260,422 and $270,861, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the three month periods ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Balance, January 1	$335,402	$345,453
Foreign currency translation adjustments	(10,439)	4,263

Balance, March 31	$324,963	$349,716

All changes in the carrying amount of goodwill for the three month periods ended March 31, 2015 and 2014 are attributable to the Company’s Financial Advisory segment.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The gross cost and accumulated amortization of other intangible assets as of March 31, 2015 and December 31, 2014, by major intangible asset category, are as follows:

	March 31, 2015			December 31, 2014
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Performance fees	$30,740	$21,639	$9,101	$30,740	$21,116	$9,624
Management fees, customer relationships and non-compete agreements	33,036	31,134	1,902	33,050	30,638	2,412

	$63,776	$52,773	$11,003	$63,790	$51,754	$12,036

Amortization expense of intangible assets for the three month periods ended March 31, 2015 and 2014 was $1,033 and $1,220, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2015 (April 1 through December 31)	$5,525
2016	5,478

Total amortization expense	$11,003

(a)	Approximately 46% of intangible asset amortization is attributable to a noncontrolling interest.

9.	SENIOR DEBT

Senior debt is comprised of the following as of March 31, 2015 and December 31, 2014:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of
				March 31, 2015	December 31, 2014
Lazard Group 6.85% Senior Notes	600,000	6/15/17	6.85%	98,350	548,350
Lazard Group 4.25% Senior Notes	500,000	11/14/20	4.25%	500,000	500,000
Lazard Group 3.75% Senior Notes (a)	400,000	2/13/25	3.75%	400,000	–
Lazard Group Credit Facility	150,000	9/25/15	0.80%	–	–

Total				$998,350	$1,048,350

(a)	During February 2015, Lazard Group completed an offering of $400,000 aggregate principal amount of 3.75% senior notes due 2025 (the “2025 Notes”). Lazard Group also issued a notice to redeem $450,000 of Lazard Group’s 6.85% senior notes due June 15, 2017 (the “2017 Notes”) in February 2015. Interest on the 2025 Notes is payable semi-annually on March 1 and September 1 of each year beginning September 1, 2015. Lazard Group used the net proceeds of the 2025 Notes, together with cash on hand, to redeem or otherwise retire $450,000 of the 2017 Notes, which, including the recognition of unamortized issuance costs, resulted in a loss on debt extinguishment of $60,219. Such loss on debt extinguishment was recorded in “operating expenses—other” on the condensed consolidated statement of operations for the three month period ended March 31, 2015.

On September 25, 2012, Lazard Group entered into a $150,000, three-year senior revolving credit facility with a group of lenders (the “Credit Facility”), which expires in September 2015. The Credit Facility replaced a similar

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

revolving credit facility which was terminated as a condition to effectiveness of the Credit Facility. Interest rates under the Credit Facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of March 31, 2015, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 0.80%. At March 31, 2015 and December 31, 2014, no amounts were outstanding under the Credit Facility.

The Credit Facility contains customary terms and conditions, including certain financial covenants. In addition, the Credit Facility, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of March 31, 2015, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

As of March 31, 2015, the Company had approximately $245,000 in unused lines of credit available to it, including the Credit Facility, and unused lines of credit available to LFB of approximately $38,000 (at March 31, 2015 exchange rates) and Edgewater of $55,000. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

The Company’s senior debt at March 31, 2015 and December 31, 2014 is carried at historical amounts. At those dates, the fair value of such senior debt was approximately $1,037,000 and $1,135,000, respectively, and exceeded the aggregate carrying value by approximately $39,000 and $87,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

10.	COMMITMENTS AND CONTINGENCIES

Leases—The Company has various leases and other contractual commitments arising in the ordinary course of business.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At March 31, 2015, LFB had $3,698 of such indemnifications and held $3,276 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the condensed consolidated statement of financial condition.

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

The aggregate fair value of the consideration recognized by the Company at the acquisition date was $61,624. Such consideration consisted of (i) a one-time cash payment, (ii) 1,142,857 shares of Class A common stock (the “Initial Shares”) and (iii) up to 1,142,857 additional shares of Class A common stock (the “Earnout Shares”) that are subject to earnout criteria and payable over time. The Earnout Shares will be issued only if certain performance thresholds are met. As of March 31, 2015 and December 31, 2014, 913,722 shares are

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

issuable on a contingent basis, and 1,371,992 shares have been earned because applicable performance thresholds have been satisfied. As of March 31, 2015 and December 31, 2014, 1,371,992 of the earned shares have been settled.

Contingent Consideration Relating To Other Business Acquisitions—For a business acquired in 2012, at December 31, 2012, 170,988 shares of Class A common stock (including dividend equivalent shares) were issuable on a non-contingent basis. Such shares were delivered in the first quarter of 2013. The Company is obligated to issue a maximum of 202,650 additional shares of Class A common stock if certain performance thresholds are achieved by December 31, 2014. The extent of the achievement of such performance thresholds is currently under review.

Other Commitments—In the normal course of business, LFB enters into commitments to extend credit, predominately at variable interest rates. These commitments have varying expiration dates, are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level. These commitments may not represent future cash requirements as they may expire without being drawn upon. At March 31, 2015, these commitments were not material.

See Notes 5 and 13 of Notes to Condensed Consolidated Financial Statements for information regarding commitments relating to investment capital funding commitments and obligations to fund our pension plans, respectively.

The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, each of LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At March 31, 2015, LFB and LFNY had no such underwriting commitments.

In the opinion of management, the fulfillment of the commitments described herein will not have a material adverse effect on the Company’s condensed consolidated financial position or results of operations.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

During the three month periods ended March 31, 2015 and 2014, Lazard Group distributed the following amounts to LAZ-MD Holdings and the subsidiaries of Lazard Ltd (none of which related to tax distributions):

	Three Months Ended March 31,
	2015	2014
Subsidiaries of Lazard Ltd	$9,442	$35,917
LAZ-MD Holdings	–	213

	$9,442	$36,130

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments, as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.

Share Repurchase Program—During the three month period ended March 31, 2015 and for the years ended December 31, 2014, 2013, and 2012, the Board of Directors of Lazard authorized the repurchase of Class A common stock and Lazard Group common membership interests as set forth in the table below.

Date	Repurchase Authorization	Expiration
October 2012	$200,000	December 31, 2014
October 2013	$100,000	December 31, 2015
April 2014	$200,000	December 31, 2015
February 2015	$150,000	December 31, 2016

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

	Number of Shares Purchased	Average Price Per Share
Three Months Ended March 31:
2014	2,392,674	$44.69
2015	1,677,464	$49.46

As of March 31, 2015, a total of $195,969 of share repurchase authorizations remained available under the share repurchase program, $45,969 of which will expire on December 31, 2015 and $150,000 of which will expire on December 31, 2016.

During the three month period ended March 31, 2015, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases in the open market.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Accumulated Other Comprehensive Income (Loss), Net of Tax (“AOCI”)—The tables below reflect changes in the balances of each component of AOCI during the three month periods ended March 31, 2015 and 2014:

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2015	$(8,625)	$(154,665)	$(163,290)	$(2)	$(163,288)

Activity January 1 to March 31, 2015:
Other comprehensive income (loss) before reclassifications	(29,386)	219	(29,167)	1	(29,168)
Adjustments for items reclassified to earnings, net of tax	–	1,186	1,186	–	1,186

Net other comprehensive income (loss)	(29,386)	1,405	(27,981)	1	(27,982)

Balance, March 31, 2015	$(38,011)	$(153,260)	$(191,271)	$(1)	$(191,270)

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2014	$35,236	$(137,431)	$(102,195)	$1	$(102,196)

Activity January 1 to March 31, 2014:
Other comprehensive income (loss) before reclassifications	3,591	(557)	3,034	–	3,034
Adjustments for items reclassified to earnings, net of tax	–	1,289	1,289	–	1,289

Net other comprehensive income	3,591	732	4,323	–	4,323

Balance, March 31, 2014	$38,827	$(136,699)	$(97,872)	$1	$(97,873)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Amortization relating to employee benefit plans (a)	$1,749	$1,821
Less – related income taxes	563	532

Total reclassifications, net of tax	$1,186	$1,289

(a)	Included in the computation of net periodic benefit cost (see Note 13 of Notes to Condensed Consolidated Financial Statements). Such amount is included in “compensation and benefits” expense on the condensed consolidated statement of operations.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Noncontrolling Interests—Noncontrolling interests principally represent interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own.

The tables below summarize net income attributable to noncontrolling interests for the three month periods ended March 31, 2015 and 2014 and noncontrolling interests as of March 31, 2015 and December 31, 2014 in the Company’s condensed consolidated financial statements:

	Net Income Attributable to Noncontrolling Interests
	Three Months Ended March 31,
	2015	2014
Edgewater	$6,693	$4,120

	Noncontrolling Interests As Of
	March 31, 2015	December 31, 2014
Edgewater	$63,504	$62,584
Other	9	9

Total	$63,513	$62,593

12.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2005 Plan and 2008 Plan and activity with respect thereto during the three month periods ended March 31, 2015 and 2014, is presented below.

Shares Available Under the 2005 Plan and the 2008 Plan

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, performance-based restricted stock units (“PRSUs”) and restricted stock awards) and “professional services” expense (with respect to deferred stock units (“DSUs”)) within the Company’s accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Share-based incentive awards:
RSUs	$59,071	$52,285
PRSUs	6,198	1,798
Restricted Stock	12,623	6,612
DSUs	16	51

Total	$77,908	$60,746

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

RSUs generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any dividends paid on Class A common stock during such period. During the three month periods ended March 31, 2015 and 2014, dividend participation rights required the issuance of 453,751 and 115,297 RSUs, respectively.

Non-executive members of the Board of Directors of Lazard Group, who are the same Non-Executive Directors of Lazard Ltd (“Non-Executive Directors”), receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs. No such DSUs were granted in connection with annual compensation during the three month periods ended March 31, 2015 and 2014. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of Class A common stock at the time of cessation of service to the Board of Directors. DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The Company’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs pursuant to the 2005 Plan in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date immediately preceding the date of the grant. During the three month periods ended March 31, 2015 and 2014, 619 and 2,310 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs during the three month periods ended March 31, 2015 and 2014:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2015	13,529,116	$35.19	286,227	$34.21
Granted (including 453,751 RSUs relating to dividend participation)	3,865,598	$48.93	619	$50.90
Forfeited	(110,530)	$38.80	–	–
Vested	(6,608,777)	$30.30	–	–

Balance, March 31, 2015	10,675,407	$43.16	286,846	$34.25

Balance, January 1, 2014	16,630,009	$34.51	251,434	$32.02
Granted (including 115,297 RSUs relating to dividend participation)	3,492,223	$43.00	2,310	$44.35
Forfeited	(21,301)	$34.61	–	–
Vested	(6,317,612)	$38.04	–	–

Balance, March 31, 2014	13,783,319	$35.04	253,744	$32.13

In connection with RSUs that vested during the three month periods ended March 31, 2015 and 2014, the Company satisfied its minimum statutory tax withholding requirements in lieu of issuing 1,892,454 and 1,843,389 shares of Class A common stock in the respective three month periods. Accordingly, 4,716,323 and 4,474,223 shares of Class A common stock held by the Company were delivered during the three month periods ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, estimated unrecognized RSU compensation expense was approximately $231,921, with such expense expected to be recognized over a weighted average period of approximately 1.0 years subsequent to March 31, 2015.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the three month periods ended March 31, 2015 and 2014:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2015	729,827	$38.63
Granted	576,886	$50.88
Forfeited	(1,300)	$47.09
Vested	(438,743)	$37.93

Balance, March 31, 2015	866,670	$47.12

Balance, January 1, 2014	575,054	$32.72
Granted	449,344	$45.52
Vested	(205,075)	$35.23

Balance, March 31, 2014	819,323	$39.11

In connection with shares of restricted Class A common stock that vested during the three month periods ended March 31, 2015 and 2014, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 88,492 and 29,999 shares of Class A common stock during such respective three month periods. Accordingly, 350,251 and 175,076 shares of Class A common stock held by the Company were delivered during the three month periods ended March 31, 2015 and 2014, respectively.

The restricted stock awards include a cash dividend participation right equivalent to any ordinary dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At March 31, 2015, estimated unrecognized restricted stock expense was approximately $26,051, with such expense to be recognized over a weighted average period of approximately 1.1 years subsequent to March 31, 2015.

PRSUs

PRSUs are subject to both performance-based and service-based vesting conditions. The number of shares of Class A common stock that a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics that relate to Lazard Ltd’s performance over a three-year period. The target number of shares of Class A common stock subject to each PRSU is one; however, based on the achievement of the performance criteria, the number of shares of Class A common stock that may be received in connection with each PRSU generally can range from zero to two times the target number (with the exception of the PRSUs granted in 2013, for which (i) the performance period ended on December 31, 2014 and (ii) the number of shares of Class A common stock that may be received is equal to approximately 2.2 times the target number). The PRSUs granted in 2015 and 2014 will vest on a single date three years following the date of the grant and the PRSUs granted in 2013 vested 33% in March 2015 and will vest 67% in March 2016, in each case provided the applicable service and performance conditions are satisfied, other than with respect to the PRSUs granted in 2013, which performance conditions have been satisfied as of December 31, 2014. In addition, the performance metrics applicable to each PRSU will be evaluated on an annual basis at the end of each fiscal year during the performance period and, if Lazard Ltd has achieved a threshold level of performance with respect to the fiscal year, 25% of the target number of shares of Class A common stock subject to

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

each PRSU award will no longer be at risk of forfeiture based on the achievement of performance criteria. PRSUs include dividend participation rights that provide that during vesting periods the target number of PRSUs (or, following the relevant performance period, the actual number of shares of Class A common stock that are no longer subject to performance conditions) receive dividend equivalents at the same rate that dividends are paid on Class A common stock during such period. These dividend equivalents are credited as RSUs that are not subject to the performance-based vesting criteria but are otherwise subject to the same restrictions as the underlying PRSUs to which they relate.

The following is a summary of activity relating to PRSUs during the three month periods ended March 31, 2015 and 2014:

	PRSUs	Weighted Average Grant Date Fair Value
Balance January 1, 2015	1,347,148	$37.79
Granted	368,389	$52.85
Vested	(328,793)	$35.56

Balance March 31, 2015	1,386,744	$42.32

Balance, January 1, 2014	448,128	$36.11
Granted	360,783	$44.46

Balance, March 31, 2014	808,911	$39.83

In connection with PRSUs that vested during the three month period ended March 31, 2015, the Company satisfied its minimum statutory tax withholding requirements in lieu of issuing 25,239 shares of Class A common stock in the period. Accordingly, 303,554 shares of Class A common stock held by the Company were delivered during the three month period ended March 31, 2015.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of March 31, 2015, the total estimated unrecognized compensation expense was approximately $32,820, and the Company expects to amortize such expense over a weighted-average period of approximately 0.9 years subsequent to March 31, 2015.

LFI and Other Similar Deferred Compensation Arrangements

Commencing in February 2011, the Company granted LFI to eligible employees. In connection with LFI and other similar deferred compensation arrangements, which generally require future service as a condition for vesting, the Company recorded a prepaid compensation asset and a corresponding compensation liability on the grant date based upon the fair value of the award. The prepaid asset is amortized on a straight-line basis over the applicable vesting periods or requisite service periods (which are generally similar to the comparable periods for RSUs), and is charged to “compensation and benefits” expense within the Company’s condensed consolidated statement of operations. LFI and similar deferred compensation arrangements that do not require future service are expensed immediately. The related compensation liability is accounted for at fair value as a derivative liability, which contemplates the impact of estimated forfeitures, and is adjusted for changes in fair value primarily related to changes in value of the underlying investments.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the three month periods ended March 31, 2015 and 2014:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2015	$73,278	$207,306
Granted	89,965	89,965
Settled	–	(75,002)
Forfeited	(104)	(619)
Amortization	(24,614)	–
Change in fair value related to:
Increase in fair value of underlying investments	–	4,136
Adjustment for estimated forfeitures	–	2,565
Other	(844)	(2,244)

Balance, March 31, 2015	$137,681	$226,107

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2014	$60,433	$162,422
Granted	92,711	92,711
Settled	–	(45,450)
Forfeited	(9)	(2)
Amortization	(19,407)	–
Change in fair value related to:
Increase in fair value of underlying investments	–	2,626
Adjustment for estimated forfeitures	–	899
Other	116	232

Balance, March 31, 2014	$133,844	$213,438

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.1 years subsequent to March 31, 2015.

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Amortization, net of forfeitures	$26,664	$20,313
Change in the fair value of underlying investments	4,136	2,626

Total	$30,800	$22,939

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

On March 31, 2015, the Company and the Trustees of the U.K. defined benefit pension plans concluded the December 31, 2013 triennial valuations of the plans. In connection with such valuations, the Company and the Trustees agreed upon pension funding terms pursuant to which the Company agreed, among other things, (i) to make contributions of 11.2 million British pounds into the plans by way of three equal contributions at June 30, September 30 and December 31, 2015, and (ii) that the Company’s existing account security arrangement would be dissolved and the cash balances within such accounts would be paid into the plans by June 30, 2015. The aggregate amount in the account security arrangement was approximately $16,600 and $17,500 at March 31, 2015 and December 31, 2014, respectively, and has been recorded in “cash deposited with clearing organizations and other segregated cash” on the accompanying condensed consolidated statements of financial condition. Income on the account security arrangement accretes to the Company and is recorded in interest income.

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s post-retirement plans for the three month periods ended March 31, 2015 and 2014:

	Pension Plans		Medical Plan
	Three Months Ended March 31,
	2015	2014	2015	2014
Components of Net Periodic Benefit Cost (Credit):
Service cost	$360	$223	$8	$12
Interest cost	6,106	7,531	49	53
Expected return on plan assets	(7,071)	(8,079)
Amortization of:
Prior service cost	603	733
Net actuarial loss (gain)	1,146	1,111		(23)

Net periodic benefit cost (credit)	$1,144	$1,519	$57	$42

14.	INCOME TAXES

Although a portion of Lazard Group’s income is subject to U.S. federal income taxes, Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income from its U.S. operations is generally not subject to U.S. federal income taxes because such income is attributable to its partners. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes in foreign jurisdictions. Lazard Group is also subject to New York City Unincorporated Business Tax (“UBT”) attributable to its operations apportioned to New York City.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The Company recorded income tax provisions of $11,458 and $17,857 for the three month periods ended March 31, 2015 and 2014, respectively, representing effective tax rates of 14.2% and 16.6%, respectively. The difference between the U.S. federal statutory rate of 35.0% and the effective tax rates reflected above principally relates to (i) Lazard Group primarily operating as a limited liability company in the U.S., (ii) taxes payable to foreign jurisdictions and (iii) U.S. state and local taxes (primarily UBT), which are incremental to the U.S. federal statutory tax rate.

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

15.	RELATED PARTIES

Amounts receivable from, and payable to, related parties are set forth below:

	March 31, 2015	December 31, 2014
Receivables
Lazard Ltd Subsidiaries	$2,537	$332
LMDC Holdings	1,059	1,107
MBA Lazard Holdings S.A. and its affiliates	115	115
Other	7	45

Total	$3,718	$1,599

Payables
Lazard Ltd Subsidiaries	$151,604	$155,742
LMDC Holdings	1,077	1,077
MBA Lazard Holdings S.A. and its affiliates	1,338	1,241

Total	$154,019	$158,060

Lazard Ltd Subsidiaries—As of both March 31, 2015 and December 31, 2014, Lazard Group’s payables to subsidiaries of Lazard Ltd included $2,840 in connection with Lazard Group’s prior year business acquisitions. In addition, as of March 31, 2015 and December 31, 2014, Lazard Group’s payables to subsidiaries of Lazard Ltd included interest-bearing loans, plus accrued interest thereon, of approximately $148,700 and $152,600, respectively. Interest expense relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $1,021 and $1,621 for the three months ended March 31, 2015 and 2014, respectively.

LMDC Holdings—LMDC Holdings is owned in large part by former and current managing directors of the Company (including the Company’s executive officers).

MBA Lazard Holdings S.A. and its affiliates (“MBA”)—MBA, in which the Company has a 50% ownership interest, has operating companies in several South American countries.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

16.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6  2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At March 31, 2015, LFNY’s regulatory net capital was $62,839, which exceeded the minimum requirement by $59,209. LFNY’s aggregate indebtedness to net capital ratio was 0.87:1 as of March 31, 2015.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At March 31, 2015, the aggregate regulatory net capital of the U.K. Subsidiaries was $120,399, which exceeded the minimum requirement by $103,121.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the ACPR for its banking activities conducted through its subsidiary, LFB. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), also are subject to regulation and supervision by the Autorité des Marchés Financiers. At March 31, 2015, the consolidated regulatory net capital of CFLF was $128,933, which exceeded the minimum requirement set for regulatory capital levels by $88,477. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this new supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a semi-annual basis and satisfy periodic financial and other reporting obligations. At December 31, 2014, the regulatory net capital of the combined European regulated group was $180,047, which exceeded the minimum requirement set for regulatory capital levels by $104,309. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure (which is similar to the information that the Company had already been providing informally). This new supervision under, and provision of information to, the ACPR became effective December 31, 2013.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At March 31, 2015, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $97,272, which exceeded the minimum required capital by $72,054.

At March 31, 2015, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

Any new or expanded rules and regulations that may be adopted in countries in which we operate (including regulations that have not yet been proposed) could affect us in other ways.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

17.	SEGMENT INFORMATION

The Company’s reportable segments offer different products and services and are managed separately as different levels and types of expertise are required to effectively manage the segments’ transactions. Each segment is reviewed to determine the allocation of resources and to assess its performance. The Company’s principal operating activities are included in its Financial Advisory and Asset Management business segments, as described in Note 1 of Notes to Condensed Consolidated Financial Statements. In addition, as described in Note 1 of Notes to Condensed Consolidated Financial Statements, the Company records selected other activities in its Corporate segment.

The Company’s segment information for the three months ended March 31, 2015 and 2014 is prepared using the following methodology:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended March 31,
		2015	2014
Financial Advisory	Net Revenue	$301,519	$275,496
	Operating Expenses	242,935	245,415

	Operating Income	$58,584	$30,081

Asset Management	Net Revenue	$279,807	$268,564
	Operating Expenses	181,792	175,761

	Operating Income	$98,015	$92,803

Corporate	Net Revenue	$(4,473)	$(10,765)
	Operating Expenses	71,515	4,731

	Operating Loss	$(75,988)	$(15,496)

Total	Net Revenue	$576,853	$533,295
	Operating Expenses	496,242	425,907

	Operating Income	$80,611	$107,388

	As Of
	March 31, 2015	December 31, 2014
Total Assets
Financial Advisory	$751,621	$785,557
Asset Management	579,027	588,403
Corporate	1,475,098	1,796,720

Total	$2,805,746	$3,170,680

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Group’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”). All references to “2015”, “2014”, “first quarter”, “three months” or “the period” refer to, as the context requires, the three month periods ended March 31, 2015 and March 31, 2014.

Forward-Looking Statements and Certain Factors that May Affect Our Business

Management has included in Parts I and II of this Form 10-Q, including in its MD&A, statements that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “target,” “goal” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies, business plans and initiatives and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in our Form 10-K under the caption “Risk Factors,” including the following:

•	a decline in general economic conditions or global or regional financial markets;

•	a decline in our revenues, for example due to a decline in overall mergers and acquisitions (“M&A”) activity, our share of the M&A market or our assets under management (“AUM”);

•	losses caused by financial or other problems experienced by third parties;

•	losses due to unidentified or unanticipated risks;

•	a lack of liquidity, i.e., ready access to funds, for use in our businesses; and

•	competitive pressure on our businesses and on our ability to retain and attract employees at current compensation levels.

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

Forward-looking statements include, but are not limited to, statements about:

•	financial goals, including the ratio of awarded compensation and benefits expense to operating revenue;

•	ability to deploy surplus cash through distributions to members, purchases of Lazard Ltd Class A common stock and debt repurchases;

•	ability to offset stockholder dilution through share repurchases;

•	possible or assumed future results of operations and operating cash flows;

•	strategies and investment policies;

•	financing plans and the availability of short-term borrowing;

•	competitive position;

•	future acquisitions, including the consideration to be paid and the timing of consummation;

•	potential growth opportunities available to our businesses;

•	recruitment and retention of our managing directors and employees;

•	potential levels of compensation expense and non-compensation expense;

•	potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts;

•	likelihood of success and impact of litigation;

•	expected tax rates, including effective tax rates;

•	changes in interest and tax rates;

•

expectations with respect to the economy, the securities markets, the market for mergers, acquisitions and strategic advisory and restructuring activity, the market for asset management activity and other macroeconomic and industry trends;

•	effects of competition on our business; and

•	impact of future legislation and regulation on our business.

The Company is committed to providing timely and accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, the Company uses its websites to convey information about our businesses, including the anticipated release of quarterly financial results, quarterly financial, statistical and business-related information, and the posting of updates of AUM in various mutual funds, hedge funds and other investment products managed by Lazard Asset Management LLC (together with its subsidiaries, “LAM”). Investors can link to Lazard Ltd, Lazard Group and their operating company websites through http://www.lazard.com. Our websites and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-Q.

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

Our consolidated net revenue was derived from the following segments:

	Three Months Ended March 31,
	2015	2014
Financial Advisory	52%	52%
Asset Management	49	50
Corporate	(1)	(2)

Total	100%	100%

We also invest our own capital from time to time, generally alongside capital of qualified institutional and individual investors in alternative investments or private equity investments, and, since 2005, we have engaged in a number of alternative investments and private equity activities, including, historically, investments through (i) the Edgewater Funds (“Edgewater”), our Chicago-based private equity firm (see Note 10 of Notes to Condensed Consolidated Financial Statements), (ii) Lazard Australia Corporate Opportunities Fund 2 (“COF2”), a Lazard-managed Australian fund targeting Australasian mid-market investments, (iii) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small-to mid-cap European companies and (iv) a fund targeting significant noncontrolling-stake investments in established private companies. We also make investments to seed our Asset Management strategies.

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

Despite some market volatility in the early part of the first quarter of 2015, equity market indices for developed markets at March 31, 2015 generally increased as compared to such indices at March 31, 2014. Emerging markets indices at March 31, 2015 have decreased as compared to March 31, 2014, but are up slightly in the first quarter of 2015 compared to December 31, 2014. In the global M&A markets during the first quarter of 2015, the value of all completed M&A transactions increased as compared to the same period in the prior year, as did the subset of such transactions involving values greater than $500 million. During the same time, the value of all announced M&A transactions, including the subset of such transactions involving values greater than $500 million, also increased, reflecting an active global M&A environment. While the value of completed and announced transactions increased as compared to the prior period, the number of announced transactions (excluding the subset of announced transactions involving values greater than $500 million) decreased. During the first quarter of 2015, global restructuring activity remained low, consistent with the last several years.

In the first quarter of 2015, corporate cash balances remain high and interest rates remain low. The U.S. macroeconomic environment has improved, but Europe and many of the developing markets remain unsettled, particularly with respect to foreign currency markets. Volatility has generally reduced across the capital markets. Although market and foreign currency volatility may continue, the longer-term trends appear to remain favorable for both of our businesses.

We intend to leverage our existing infrastructure to capitalize on any global macroeconomic recovery, positive momentum in the M&A cycle, and strength in the global equity markets. We believe that we can generate revenue growth by remaining adequately staffed to capitalize on any macroeconomic recovery and deploying our intellectual capital to generate new revenue streams.

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•	Financial Advisory – The fundamentals for continued growth of a strategic M&A cycle appear to remain in place. Demand continues for expert, independent strategic advice that can be levered across geographies and our range of advisory capabilities. The global scale and breadth of our Financial Advisory business allows us to advise on large, complex cross-border transactions across a variety of industries. In addition, we believe our businesses throughout the emerging markets, Japan and Australia position us for growth in these markets, while enhancing our relationships with, and the services that we can provide to, clients in developed economies.

•	Asset Management – Generally, we have seen increased investor demand across regions and investment platforms. In the short to intermediate term, we expect most of our growth will come from defined benefit and defined contribution plans in the developed economies because of their sheer scope and size. Over the longer term, we expect an increasing share of our AUM to come from the developing economies in Asia, Latin America and the Middle East, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Our global footprint is already well established in the developed economies and we expect our business in the developing economies will continue to expand. Given our globally diversified platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from growth that may occur in the asset management industry. In recent years, we have expanded the global footprint of our Asset Management business by opening offices in Zurich, Singapore, Dubai and Dublin. We are continually developing and seeding new investment strategies that extend our existing platforms. Recent examples of growth initiatives include the following investment strategies: Emerging Markets Debt, Emerging Markets Small Cap Equity, Real Estate, Managed Volatility Strategies, Middle East North African Equities, Asian Equities, U.S. Long/Short Equity and International Concentrated Equity.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value of all completed transactions, including completed transactions with values greater than $500 million, increased in the 2015 period as compared to the 2014 period, while the number of such transactions decreased. With respect to announced M&A transactions, the value of all transactions increased, while the number decreased, in the 2015 period compared to the 2014 period.

	Three Months Ended March 31,
	2015	2014	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$803	$738	9%
Number	8,599	9,631	(11)%
Deals Greater than $500 million:
Value	$632	$556	14%
Number	243	260	(7)%
Announced M&A Transactions:
All deals:
Value	$880	$733	20%
Number	9,394	9,830	(4)%
Deals Greater than $500 million:
Value	$682	$544	25%
Number	268	245	9%

Source:	Dealogic as of April 2, 2015.

Global restructuring activity during the 2015 period, as measured by the number of corporate defaults, decreased as compared to the 2014 period, and the aggregate value of debt defaults remained low, consistent with the last several years. The number of defaulting issuers increased to 16 in the 2015 period, according to Moody’s Investors Service, Inc., as compared to 8 in the 2014 period. The value of defaults also increased in the 2015 period as compared to the 2014 period, primarily due to one notable default of significant value in the U.S.

Asset Management

The percentage change in major equity market indices at March 31, 2015, as compared to such indices at December 31, 2014, and at March 31, 2014, is shown in the table below.

	Percentage Changes March 31, 2015 vs.
	December 31, 2014	March 31, 2014
Euro Stoxx	18%	17%
MSCI Emerging Market	2%	(2)%
MSCI World Index	2%	4%
S&P 500	1%	10%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM and the nature of the AUM product mix. Accordingly, market movements, foreign currency exchange rate volatility and changes in our AUM product mix will impact the level of revenues we receive from our Asset Management business when comparing periodic results. A substantial portion of our AUM is invested in equities. Movements in AUM during the period generally reflect the changes in equity market indices. Our AUM at March 31, 2015 increased 1% versus AUM at December 31, 2014, primarily due to market appreciation and net inflows, partially offset by adverse foreign exchange movements. Average AUM in the 2015 period increased 7% as compared to average AUM in the 2014 period.

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

Although Corporate segment net revenue during the first quarter of 2015 represented (1)% of Lazard’s net revenue, total assets in the Corporate segment represented 53% of Lazard’s consolidated total assets as of March 31, 2015, which are attributable to investments in money market funds, debt and equity securities, interests in alternative investment, debt, equity and private equity funds, cash and assets associated with LFB.

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

Compensation and benefits expense is the largest component of our operating expenses. Our goal is for annual awarded compensation and benefits expense to rise at a slower rate than operating revenue growth, and if operating revenue declines, awarded compensation and benefits expense should also decline. In addition, we seek to maintain discipline with respect to the rate at which we award deferred compensation. Based on a similar level and mix of revenues from our business as in 2012 and a gradual improvement in the macroeconomic environment, we believe that over the cycle we can attain a ratio of awarded compensation and benefits expense to operating revenue in the mid-to-high-50s percentage range, which compares to 55.6% for the year ended December 31, 2014. While we have implemented initiatives that we believe will assist us in attaining a ratio within this range, there can be no guarantee that such a ratio will be attained or that our policies or initiatives will not change in the future. We may benefit from pressure on compensation costs within the financial services industry in future periods; however, increased competition for senior professionals, changes in the macroeconomic environment or the financial markets generally, lower operating revenue resulting from, for example, a decrease in M&A activity, our share of the M&A market or our AUM levels, changes in the mix of revenues from our businesses or various other factors could prevent us from attaining this goal.

Our operating expenses also include “non-compensation expense,” which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services and other expenses. In 2015, non-compensation expense also included the expenses related to the redemption of a substantial majority of the Company’s 6.85% senior notes due 2017 (the “2017 Notes”) (see Note 9 of Notes to Condensed Consolidated Financial Statements). For all periods, the amortization of intangible assets related to acquisitions pertains primarily to the acquisition of Edgewater.

We believe that “adjusted non-compensation expense,” a non-U.S. GAAP measure, provides a more meaningful basis for assessing our operating results. For calculations with respect to “adjusted non-compensation expense” see the table under “Consolidated Results of Operations” below.

Provision for Income Taxes

Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income pertaining to the limited liability company is not subject to U.S. federal income taxes because taxes associated with such income represent obligations of the individual partners. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes in foreign jurisdictions. Lazard Group is also subject to Unincorporated Business Tax (“UBT”) attributable to its operations apportioned to New York City (see Note 14 of Notes to Condensed Consolidated Financial Statements for additional information).

Noncontrolling Interests

Noncontrolling interests primarily consist of amounts related to Edgewater’s management vehicles that the Company is deemed to control but not own. See Note 11 of Notes to Condensed Consolidated Financial Statements for information regarding the Company’s noncontrolling interests.

Consolidated Results of Operations

Lazard’s condensed consolidated financial statements are presented in U.S. Dollars. Many of our non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. Dollar, generally the currency of the country in which the subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. Dollars using exchange rates as of the respective balance sheet date, while revenue and expenses are translated at average exchange rates during the respective periods based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency are reported as a component of members’ equity. Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included in the condensed consolidated statements of operations.

A portion of our net revenue is derived from transactions that are denominated in currencies other than the U.S. dollar. Since the middle of 2014, the value of the U.S. dollar has strengthened against many other major currencies. As a result, net revenue for the three months ended March 31, 2015 was negatively impacted in comparison to the prior year period. However, a portion of our operating expenses also are denominated in currencies other than the U.S. dollar. Consequently, operating income for the three months ended March 31, 2015 was not significantly affected in comparison to the prior year period by the strengthening of the U.S. dollar.

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP. Selected financial data from the Company’s reported condensed consolidated results of operations is set forth below, followed by a more detailed discussion of both the consolidated and business segment results.

	Three Months Ended March 31,
	2015	2014
	($ in thousands)

Net Revenue	$576,853	$533,295

Operating Expenses:
Compensation and benefits	328,490	321,550
Non-compensation	166,719	103,137
Amortization of intangible assets related to acquisitions	1,033	1,220

Total operating expenses	496,242	425,907

Operating Income	80,611	107,388
Provision for income taxes	11,458	17,857

Net Income	69,153	89,531
Less – Net Income Attributable to Noncontrolling Interests	6,693	4,120

Net Income Attributable to Lazard Group	$62,460	$85,411

Operating Income, as a % of net revenue	14.0%	20.1%

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

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Operating Revenue:
Net revenue	$576,853	$533,295
Adjustments:
Interest expense (a)	17,081	17,336
Revenue related to noncontrolling interests (b)	(8,734)	(6,266)
Gains on investments pertaining to LFI (c)	(4,136)	(2,626)

Operating revenue	$581,064	$541,739

(a)	Interest expense (excluding interest expense incurred by LFB) is added back in determining operating revenue because such expense relates to corporate financing activities and is not considered to be a cost directly related to the revenue of our business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount.
(c)	Represents changes in the fair value of investments held in connection with LFI and other similar deferred compensation arrangements for which a corresponding equal amount is excluded from compensation and benefits expense.

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$328,490	$321,550
Adjustments:
Noncontrolling interests (a)	(1,217)	(1,148)
Charges pertaining to LFI (b)	(4,136)	(2,626)

Adjusted compensation and benefits expense	$323,137	$317,776

Adjusted compensation and benefits expense, as a % of operating revenue	55.6%	58.7%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)	Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$166,719	$103,137
Adjustments:
Noncontrolling interests (a)	(363)	(434)
Charges pertaining to senior debt refinancing (b)	(60,219)	–

Adjusted non-compensation expense	$106,137	$102,703

Adjusted non-compensation expense, as a % of operating revenue	18.3%	19.0%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.
(b)	Charges pertaining to the redemption of a substantial majority of the Company’s 2017 Notes are excluded because of the non-recurring nature of such transaction. See “—Liquidity and Capital Resources—Financing Activities.”

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Earnings From Operations:
Operating revenue	$581,064	$541,739
Deduct:
Adjusted compensation and benefits expense	(323,137)	(317,776)
Adjusted non-compensation expense	(106,137)	(102,703)

Earnings from operations	$151,790	$121,260

Earnings from operations, as a % of operating revenue	26.1%	22.4%

Headcount information is set forth below:

	As Of
	March 31, 2015	December 31, 2014	March 31, 2014
Headcount:
Managing Directors:
Financial Advisory	147	139	140
Asset Management	90	81	82
Corporate	17	16	17

Total Managing Directors	254	236	239
Other Employees:
Business segment professionals	1,121	1,139	1,082
All other professionals and support staff	1,151	1,148	1,119

Total	2,526	2,523	2,440

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

Three Months Ended March 31, 2015 versus March 31, 2014

The Company reported net income attributable to Lazard Group of $62 million, as compared to net income of $85 million in the 2014 period. The changes in the Company’s operating results during these periods are described below.

Net revenue increased $44 million, or 8%, with operating revenue increasing $39 million, or 7%, as compared to the 2014 period. Fee revenue from investment banking and other advisory activities increased $29 million, or 11%, primarily due to increases in M&A and Other Advisory fees. The increase in M&A and Other Advisory fee revenue was primarily due to an increase in the number of completed transactions involving fees greater than $1 million as compared to the 2014 period. Asset management fees, including incentive fees, increased $9 million, or 4%, principally reflecting a $13 billion, or 7%, increase in average AUM as compared to the 2014 period. In the aggregate, interest income, other revenue and interest expense increased $6 million as compared to the 2014 period.

Compensation and benefits expense increased $7 million, or 2%, as compared to the 2014 period, primarily driven by an increase in amortization of deferred compensation expense, partially offset by a decrease in discretionary compensation.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $323 million, an increase of $5 million, or 2%, as compared to $318 million in the 2014 period, primarily due to the factors described above. The ratio of adjusted compensation and benefits expense to operating revenue was 55.6% for the 2015 period, as compared to 58.7% for the 2014 period and 55.6% for full-year 2014.

Non-compensation expense increased $64 million, or 62%, as compared to the 2014 period. In the 2015 period, non-compensation expense included a charge of $60 million related to the redemption of a substantial majority of the Company’s 2017 Notes. When excluding such charge, as well as non-compensation costs relating to noncontrolling interests, adjusted non-compensation expense increased $3 million, or 3%, as compared to the 2014 period, primarily reflecting increased business activity and investment in our businesses. The ratio of adjusted non-compensation expense to operating revenue was 18.3%, as compared to 19.0% in the 2014 period.

Amortization of intangible assets remained substantially unchanged in the 2015 period as compared to the 2014 period.

Operating income (which included the charge relating to the redemption of a substantial majority of the Company’s 2017 Notes), decreased $27 million as compared to the 2014 period, and, as a percentage of net revenue, was 14.0%, as compared to 20.1% in the 2014 period.

Earnings from operations, which excluded the charge related to the redemption of a substantial majority of the Company’s 2017 Notes, increased $31 million, or 25%, as compared to the 2014 period, and, as a percentage of operating revenue, was 26.1%, as compared to 22.4% in the 2014 period.

The provision for income taxes reflects an effective tax rate of 14.2%, as compared to 16.6% for the 2014 period. The decrease in the effective tax rate primarily reflects the change in the geographic mix of earnings

(see Note 14 of Notes to Condensed Consolidated Financial Statements for additional information).

Net income attributable to noncontrolling interests increased $3 million as compared to the 2014 period.

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

Financial Advisory

The following tables summarize the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
M&A and Other Advisory	$260,804	$239,144
Capital Raising	17,569	6,216

Total Strategic Advisory	278,373	245,360
Restructuring	23,146	30,136

Net Revenue	301,519	275,496
Operating Expenses	242,935	245,415

Operating Income	$58,584	$30,081

Operating Income, as a % of net revenue	19.4%	10.9%

Net revenue trends in Financial Advisory for M&A and Other Advisory and Restructuring are generally correlated to the level of completed industry-wide M&A transactions and restructuring transactions occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in non-public or sovereign advisory assignments. For example, our M&A and Other Advisory revenue, which includes Sovereign and Capital Structure Advisory revenue, increased 9% in 2015 as compared to 2014. In contrast, the industry statistics for global M&A transactions described above reflect a 9% increase in the value, and an 11% decrease in the number, of all completed transactions in 2015 as compared to 2014. For M&A deals with values greater than $500 million, the value of completed transactions in 2015 increased 14%, while the number of such deals decreased 7%, as compared to 2014.

Certain Lazard fee and transaction statistics are set forth below:

	Three Months Ended March 31,
	2015	2014
Lazard Statistics:
Number of clients with fees greater than $1 million:
Total Financial Advisory	68	62
M&A and Other Advisory	56	51
Percentage of total Financial Advisory net revenue from top 10 clients	39%	42%
Number of M&A transactions completed with values greater than $500 million (a)	19	20

(a)	Source: Dealogic as of April 2, 2015.

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

	Three Months Ended March 31,
	2015	2014
United States	57%	62%
Europe	39	31
Rest of World	4	7

Total	100%	100%

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

Three Months Ended March 31, 2015 versus March 31, 2014

Financial Advisory net revenue increased $26 million, or 9%, as compared to the 2014 period. Total Strategic Advisory net revenue, representing fees from our M&A and Other Advisory and Capital Raising businesses, increased $33 million, or 13%, and Restructuring revenue decreased $7 million, or 23%, as compared to the 2014 period.

M&A and Other Advisory revenue increased $22 million, or 9%, while Capital Raising revenue increased by $11 million as compared to the 2014 period. The increase in M&A and Other Advisory revenue was primarily due to an increase in the number of completed transactions involving fees greater than $1 million as compared to the 2014 period. Our major clients, which in the aggregate represented a significant portion of our M&A and Other Advisory revenue in the 2015 period, included Arbor Pharmaceuticals, GlaxoSmithKline, Klépierre, LabCorp, Paroc Group, Philips, Rockwood, Shire and Tekmira.

The decrease in Restructuring revenue in the 2015 period was generally in line with the continued industry-wide low level of corporate restructuring activity. Our major clients, which in the aggregate represented a significant portion of our Restructuring revenue for the 2015 period, included RadioShack and Sorgenia.

Operating expenses decreased $2 million, or 1%, as compared to the 2014 period, primarily due to (i) a decrease in compensation and benefits expense primarily related to a decrease in discretionary compensation, partially offset by an increase in amortization of deferred compensation expense; partially offset by (ii) an increase in non-compensation expense reflecting increased business activity.

Financial Advisory operating income was $59 million, an increase of $29 million, as compared to operating income of $30 million in the 2014 period and, as a percentage of net revenue, was 19.4%, as compared to 10.9% in the 2014 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	March 31, 2015	December 31, 2014
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$46,916	$48,459
Global	33,595	33,982
Local	32,000	31,684
Multi-Regional	50,341	46,787

Total Equity	162,852	160,912

Fixed Income:
Emerging Markets	15,130	14,227
Global	3,895	3,771
Local	3,910	3,676
Multi-Regional	8,787	9,436

Total Fixed Income	31,722	31,110

Alternative Investments	3,446	3,799
Private Equity	1,057	1,091
Cash Management	104	191

Total AUM	$199,181	$197,103

Total AUM at March 31, 2015 was $199 billion, an increase of $2 billion, or 1%, as compared to total AUM of $197 billion at December 31, 2014, primarily due to market appreciation and net inflows, partially offset by adverse foreign exchange movements. Average AUM for the three months ended March 31, 2015 was 7% higher than that for the 2014 period.

As of March 31, 2015, approximately 90% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 10%

of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, and was unchanged from the corresponding percentages at December 31, 2014.

As of March 31, 2015 and December 31, 2014, AUM with foreign currency exposure represented approximately 73% of our total AUM for each respective period. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$160,912	$6,150	$(6,930)	$(780)	$8,535	$(5,815)	$162,852
Fixed Income	31,110	3,403	(1,231)	2,172	517	(2,077)	31,722
Other	5,081	83	(434)	(351)	(103)	(20)	4,607

Total	$197,103	$9,636	$(8,595)	$1,041	$8,949	$(7,912)	$199,181

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

As of April 17, 2015, AUM was $205.2 billion, a $6.0 billion increase since March 31, 2015. The increase in AUM was due to market appreciation of $4.3 billion, foreign exchange appreciation of $1.0 billion and net inflows of $0.7 billion.

Average AUM for the three month periods ended March 31, 2015 and 2014 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended March 31,
	2015	2014
	($ in millions)
Average AUM by Asset Class:
Equity	$161,440	$152,412
Fixed Income	32,180	27,332
Alternative Investments	3,615	2,350
Private Equity	1,062	2,604
Cash Management	109	904

Total Average AUM	$198,406	$185,602

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Revenue:
Management Fees	$252,087	$239,523
Incentive Fees	6,283	10,378
Other Income	21,437	18,663

Net Revenue	279,807	268,564
Operating Expenses	181,792	175,761

Operating Income	$98,015	$92,803

Operating Income, as a % of net revenue	35.0%	34.6%

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended March 31,
	2015	2014
United States	62%	62%
Europe	29	30
Rest of World	9	8

Total	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended March 31, 2015 versus March 31, 2014

Asset Management net revenue increased $11 million, or 4%, as compared to the 2014 period. Management fees increased $13 million, or 5%, as compared to the 2014 period, reflecting a $13 billion, or 7%, increase in average AUM. Incentive fees decreased $4 million, or 39%, as compared to the 2014 period, primarily due to fees related to traditional investment products. Other revenue increased $2 million, or 15%, as compared to the 2014 period, primarily due to higher investment income attributable to noncontrolling interests.

Operating expenses increased $6 million, or 3%, as compared to the 2014 period, primarily due to increases in (i) compensation and benefits expense related to an increase in discretionary compensation and (ii) non-compensation expense related to increased AUM.

Asset Management operating income was $98 million, an increase of $5 million, or 6%, as compared to operating income of $93 million in the 2014 period and, as a percentage of net revenue, was 35.0%, as compared to 34.6% in the 2014 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Interest Income	$755	$2,535
Interest Expense	(17,125)	(17,572)

Net Interest (Expense)	(16,370)	(15,037)
Other Revenue	11,897	4,272

Net Revenue (Expense)	(4,473)	(10,765)
Operating Expenses (a)	71,515	4,731

Operating Loss	$(75,988)	$(15,496)

(a)	Includes, in the 2015 period, $60,219 relating to the redemption of a substantial majority of the Company’s 2017 Notes.

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended March 31, 2015 versus March 31, 2014

Net interest expense increased by $1 million, or 9%, as compared to the 2014 period, including $2.7 million pertaining to the excess interest expense due to the delay between the issuance of the 2025 Notes and the settlement of the redemption of the 2017 Notes.

Other revenue increased $8 million as compared to the 2014 period, primarily due to higher investment gains recorded in connection with LFI and other investments.

Operating expenses increased $67 million as compared to the 2014 period, including, in the 2015 period, a charge of $60 million related to the redemption of a substantial majority of the Company’s 2017 Notes.

Excluding the impact of such charge, operating expenses increased $7 million compared to the 2014 period. The increase was primarily related to increased compensation and benefits expense related to deferred compensation plans and discretionary compensation and increased professional fees.

Cash Flows

The Company’s cash flows are influenced primarily by the timing of the receipt of Financial Advisory and Asset Management fees, the timing of distributions to members’, payments of incentive compensation to managing directors and employees and purchases of Class A common stock. Cash flows also were affected in the 2015 period by the redemption of $450 million of the 2017 Notes and the issuance of $400 million of 3.75% senior notes maturing in 2025 (“2025 Notes”). M&A and Other Advisory and Asset Management fees are generally collected within 60 days of billing, while Restructuring fee collections may extend beyond 60 days, particularly those that involve bankruptcies with court-ordered holdbacks. Fees from our Private Fund Advisory activities are generally collected over a four-year period from billing and typically include an interest component.

The Company makes cash payments for, or in respect of, a significant portion of its incentive compensation during the first three months of each calendar year with respect to the prior year’s results. In addition, during the 2014 period, the Company made cash payments, including severance payments, associated with cost saving initiatives.

Summary of Cash Flows:

	Three Months Ended March 31,
	2015	2014
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$69.2	$89.5
Adjustments to reconcile net income to net cash provided by operating activities (a)	175.5	93.1
Other operating activities (b)	(209.1)	(132.7)

Net cash provided by operating activities	35.6	49.9

Investing activities	(4.0)	(2.9)
Financing activities (c)	(316.1)	(227.5)
Effect of exchange rate changes	(37.2)	2.0

Net Decrease in Cash and Cash Equivalents	(321.7)	(178.5)
Cash and Cash Equivalents:
Beginning of Period	917.2	832.3

End of Period	$595.5	$653.8

(a)	Consists of the following:

Depreciation and amortization of property	$7.9	$8.9
Amortization of deferred expenses and stock units	106.4	83.0
Amortization of intangible assets related to acquisitions	1.0	1.2
Loss on extinguishment of debt	60.2	–

Total	$175.5	$93.1

(b)	Includes net changes in operating assets and liabilities.
(c)	Consists primarily of purchases of shares of Class A common stock, tax withholdings related to the settlement of vested restricted stock units (“RSUs”) and vested performance-based restricted stock units (“PRSUs”), and distributions to members and noncontrolling interest holders, and activity relating to borrowings, including, in 2015, the redemption of a majority of the Company’s 2017 Notes and issuance of the 2025 Notes.

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

Lazard’s condensed consolidated financial statements are presented in U.S. Dollars. Many of Lazard’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. Dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. Dollars at the respective balance sheet date exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency are reported as a component of members’ equity. Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the condensed consolidated statements of operations.

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, purchases of shares of Class A common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At March 31, 2015, Lazard Group had approximately $596 million of cash, with such amount including approximately $350 million held at Lazard’s operations outside the U.S. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from its foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of March 31, 2015, Lazard had approximately $245 million in unused lines of credit available to it, including a $150 million, three-year, senior revolving credit facility with a group of lenders that expires in September 2015 (the “Credit Facility”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $38 million (at March 31, 2015 exchange rates) and Edgewater of $55 million. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

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

Financing Activities

The table below sets forth our corporate indebtedness as of March 31, 2015 and December 31, 2014. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

	Maturity Date	As of		Increase (Decrease)
		March 31, 2015	December 31, 2014
		($ in millions)
Senior Debt:
6.85%	2017	$98.4	$548.4	$(450.0)
4.25%	2020	500.0	500.0	–
3.75%	2025	400.0	–	400.0

Total Senior Debt		$998.4	$1,048.4	$(50.0)

During February 2015, Lazard Group completed an offering of $400 million aggregate principal amount of 2025 Notes. Lazard Group used the net proceeds of the 2025 Notes, together with cash on hand, to redeem or otherwise retire $450 million of the 2017 Notes, which, including the recognition of unamortized issuance costs, resulted in a loss on debt extinguishment in connection with the redemption of such 2017 Notes of approximately $60 million.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, along with the use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months.

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is due to the lending bank group, the Credit Facility includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended March 31, 2015, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.16 to 1.00 and its Consolidated Interest Coverage Ratio being 16.40 to 1.00. In any event, no amounts were outstanding under the Credit Facility as of March 31, 2015.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At March 31, 2015, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Members’ Equity

At March 31, 2015, total members’ equity was $411 million, as compared to $494 million at December 31, 2014, including $347 million and $432 million attributable to Lazard Group on the respective dates. The net activity in members’ equity during the three month period ended March 31, 2015 is reflected in the table below (in millions of dollars):

Members’ Equity—January 1, 2015	$494

Increase (decrease) due to:
Net income	69
Other comprehensive loss	(28)
Amortization of share-based incentive compensation	78
Purchase of Class A common stock	(94)
Settlement of share-based incentive compensation, net of related tax benefit of $10 (a)	(92)
Distributions to members’ and noncontrolling interests, net	(15)
Other—net	(1)

Members’ Equity—March 31, 2015	$411

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

	Number of Shares	Average Price Per Share
Three Months Ended March 31:
2014	2,392,674	$44.69
2015	1,677,464	$49.46

As of March 31, 2015, a total of $196 million of share repurchase authorization remained available under the share repurchase program, $46 million of which will expire on December 31, 2015 and $150 million of which will expire on December 31, 2016.

During the three months ended March 31, 2015, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases in the open market.

The Company plans to continue to deploy excess cash and may do so in a variety of ways, which may include repurchasing outstanding shares of Lazard Ltd Class A common stock, distributions to members and non-controlling interest holders and repurchasing its outstanding debt.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of March 31, 2015:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior Debt (including interest) (a)	$1,292,609	$43,612	$180,955	$72,500	$995,542
Operating Leases (exclusive of $71,246 of committed sublease income)	923,912	83,277	143,652	124,844	572,139
Capital Leases (including interest)	11,192	2,197	8,946	49	–
Investment Capital Funding Commitments (b)	17,678	17,678	–	–	–

Total (c)	$2,245,391	$146,764	$333,553	$197,393	$1,567,681

(a)	See Note 9 of Notes to Condensed Consolidated Financial Statements.
(b)	Unfunded commitments to private equity investments consolidated but not owned by Lazard of $6,588 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders. See Note 5 of Notes to Condensed Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.
(c)	The table above excludes contingent obligations, as well as any possible payments for uncertain tax positions given the inability to estimate the possible amounts and timing of any such payments. See Notes 10, 12, 13 and 14 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes, respectively.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our condensed consolidated financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with U.S. GAAP. The preparation of Lazard’s condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Lazard evaluates its estimates, including those related to revenue recognition, income taxes, investing activities and goodwill. Lazard bases these estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, including judgments regarding the carrying values of assets and liabilities, that are not readily apparent from other sources. Actual results may differ from these estimates.

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

See Item 1A, “Risk Factors” and Note 14 of Notes to Condensed Consolidated Financial Statements for additional information related to income taxes.

Investments

Investments consist primarily of interest-bearing deposits, debt and equity securities, interests in alternative investment, debt, equity and private equity funds and investments accounted for under the equity method of accounting.

These investments, with the exception of interest-bearing deposits and equity method investments, are carried at fair value on the condensed consolidated statements of financial condition, and any increases or decreases in the fair value of these investments are reflected in earnings. The fair value of investments is generally based upon market prices or the net asset value (“NAV”) or its equivalent for investments in funds. See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information on the measurement of the fair value of investments.

Gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income and therefore subject Lazard to market and credit risk.

Data relating to investments is set forth below:

	March 31 2015	December 31, 2014
	($ in thousands)
Seed investments by asset class:
Equities (a)	$108,078	$121,611
Fixed income	10,646	15,602
Alternative investments	25,024	26,374

Total seed investments	143,748	163,587

Other investments owned:
Private equity (b)	102,032	108,049
Interest-bearing deposits (c)	54,248	84,575
Fixed income and other	22,075	25,629

Total other investments owned	178,355	218,253

Subtotal	322,103	381,840

Add:
Equity method (d)	6,654	7,776
Private equity consolidated, not owned (e)	5,408	6,421
LFI (f)	141,291	213,189

Total investments	$475,456	$609,226

(a)	At March 31, 2015 and December 31, 2014, seed investments in directly owned equity securities were invested as follows:

	March 31 2015	December 31, 2014
Percentage invested in:
Financials	34%	33%
Consumer	28	27
Industrial	12	12
Technology	11	10
Energy	4	5
Other	11	13

Total	100%	100%

(b)	Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $28 million and $25 million as of March 31, 2015 and December 31, 2014, respectively.

(c)	Short to medium term interest rates generally turned negative in Europe during 2014 and remain very low in many other countries and regions throughout the world. In the normal course of asset and liability management activities, both from a corporate treasury and LFB perspective, the Company attempts to minimize negative interest rates on its cash investments. Interest-bearing deposits generally provide positive yields when held to maturity, while also generally allowing immediate penalty-free withdrawal at any time (with less or no interest earned in such case).

(d)	Represents investments accounted for under the equity method of accounting.

(e)	Represents private equity investments that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “members’ equity” on the condensed consolidated statements of financial condition.

(f)	Composed of investments held in connection with LFI and other similar deferred compensation arrangements. The market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to awards expected to vest. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives.

At March 31, 2015 and December 31, 2014, total investments with a fair value of $415 million and $517 million, respectively, included $109 million and $116 million, respectively, or 26% and 22%, respectively, of investments that were classified as Level 3 investments. A majority of our Level 3 investments at both dates are priced based on a NAV. During the three months ended March 31, 2015 and 2014, gains of approximately $8 million and $6 million, respectively, were recognized in “revenue-other” on the condensed consolidated statement of operations pertaining to Level 3 investments. See Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of March 31, 2015 and December 31, 2014, the Company held seed investments of approximately $144 million and $164 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $32 million in five entities as of March 31, 2015, as compared to $42 million in seven entities as of December 31, 2014.

As of March 31, 2015 and December 31, 2014, the Company did not consolidate or deconsolidate any seed investment entities. As such, 100% of the recorded balance of seed investments as of March 31, 2015 and

December 31, 2014 represented the Company’s economic interest in the seed investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed investment entities.

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

Goodwill

In accordance with current accounting guidance, goodwill has an indefinite life and is tested for impairment annually, as of November 1, or more frequently if circumstances indicate impairment may have occurred. The Company performs a qualitative evaluation about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in lieu of actually calculating the fair value of the reporting unit. See Note 8 of Notes to Condensed Consolidated Financial Statements for additional information regarding goodwill.

Consolidation of Variable Interest Entities

The condensed consolidated financial statements include the accounts of Lazard Group and entities in which it has a controlling interest. Lazard determines whether it has a controlling interest in an entity by first evaluating whether the entity is a voting interest entity (“VOE”) or a variable interest entity (“VIE”) under U.S. GAAP.

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

Lazard makes seed investments in certain entities that are considered VOEs and often require consolidation as a result of our investment. The impact of seed investment entities that require consolidation on the condensed consolidated financial statements, including any consolidation or deconsolidation of such entities, is not material to our financial statements. Our exposure to loss from entities in which we have made seed investments is limited to the extent of our investment in, or investment commitment to, such entities. See “Critical Accounting Policies and Estimates—Investments” above for more information regarding our investments.

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

Equity Market Price Risk—At March 31, 2015 and December 31, 2014, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $121 million and $131 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $1.5 million and $2.0 million in the carrying value of such investments as of March 31, 2015 and December 31, 2014, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At both March 31, 2015 and December 31, 2014, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $43 million. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $0.2 million in the carrying value of such investments as of both March 31, 2015 and December 31, 2014, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At March 31, 2015 and December 31, 2014, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $61 million and $68 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the US dollar would result in a decrease of approximately $0.5 million and $0.6 million in the carrying value of such investments as of March 31, 2015 and December 31, 2014, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At March 31, 2015 and December 31, 2014, the Company’s exposure to changes in fair value of such investments was approximately $102 million and $108 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $10.2 million and $10.8 million in the carrying value of such investments as of March 31, 2015 and December 31, 2014, respectively.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At March 31, 2015, total receivables amounted to $596 million, net of an allowance for doubtful accounts of $18 million. As of that date, Financial Advisory and Asset Management fees, and customer receivables comprised 77% and 23% of total receivables, respectively. At December 31, 2014, total receivables amounted to $558 million, net of an allowance for doubtful accounts of $24 million. As of that date, Financial Advisory and Asset Management fees, and customer receivables comprised 87% and 13% of total receivables, respectively. At March 31, 2015 and December 31, 2014, the Company had receivables past due or deemed uncollectible of approximately $19 million and $25 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit. At March 31, 2015 and December 31, 2014, customer receivables included $34 million and $35 million of LFB loans, respectively. Such loans are closely monitored for counterparty creditworthiness to help minimize exposure. In addition, as of March 31, 2015, LFB’s commitments to lend, which are fully collateralized and generally contain requirements for the counterparty to maintain a minimum collateral level, were not significant.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors exposures to individual counterparties.

Risks Related to Derivatives

Lazard enters into interest rate swaps and forward foreign currency exchange contracts to hedge exposures to interest rates and currency exchange rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $4 million and $2 million at March 31, 2015 and December 31, 2014, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $2 million and $0.8 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $226 million and $207 million at March 31, 2015 and December 31, 2014, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of March 31, 2015, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $6 million in the event interest rates were to increase by 1% and decrease by approximately $6 million if rates were to decrease by 1%.

As of March 31, 2015, the Company’s cash and cash equivalents totaled approximately $596 million. Substantially all of the Company’s cash and cash equivalents were invested in highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

Dated: April 27, 2015

LAZARD GROUP LLC

By:	/s/ Matthieu Bucaille
Name:	Matthieu Bucaille
Title:	Chief Financial Officer

By:	/s/ Dominick Ragone
Name:	Dominick Ragone
Title:	Chief Accounting Officer