Form 10-Q
period 2015-06-30
Lazard Group LLC
filed 2015-07-27
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 17, 2015, in addition to profit participation interests, there were 129,766,090 common membership interests and two managing member interests outstanding.

When we use the terms “Lazard Group”, “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock (the “Class A common stock”) are publicly traded on the New York Stock Exchange under the Symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd’s primary operating asset is its indirect ownership as of June 30, 2015 of all of the common membership interests in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries that are co-managing members of Lazard Group.

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

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

(dollars in thousands)

	June 30,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$689,549	$917,212
Deposits with banks and short-term investments	287,677	207,760
Cash deposited with clearing organizations and other segregated cash	33,726	43,290

Receivables (net of allowance for doubtful accounts of $21,071 and $23,540 at June 30, 2015 and December 31, 2014, respectively):
Fees	443,682	483,681
Customers and other	61,204	74,247

	504,886	557,928
Investments	546,553	609,226

Property (net of accumulated amortization and depreciation of $255,463 and $256,285 at June 30, 2015 and December 31, 2014, respectively)	213,744	222,569

Goodwill and other intangible assets (net of accumulated amortization of $54,629 and $51,754 at June 30, 2015 and December 31, 2014, respectively)	335,969	347,438

Deferred tax assets	64,064	59,041
Other assets	262,608	206,216

Total Assets	$2,938,776	$3,170,680

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2015 AND DECEMBER 31, 2014

(UNAUDITED)

(dollars in thousands)

	June 30, 2015	December 31, 2014

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$375,835	$316,602
Accrued compensation and benefits	387,467	606,290
Senior debt	998,350	1,048,350
Payable to Lazard Ltd subsidiaries	151,701	155,742
Capital lease obligations	10,089	12,015
Other liabilities	501,625	537,542

Total Liabilities	2,425,067	2,676,541
Commitments and contingencies

MEMBERS’ EQUITY

Members’ equity (net of 2,332,300 and 5,663,243 shares of Lazard Ltd Class A common stock, at a cost of $114,593 and $246,032 at June 30, 2015 and December 31, 2014, respectively)	649,096	594,834
Accumulated other comprehensive loss, net of tax	(193,842)	(163,288)

Total Lazard Group LLC Members’ Equity	455,254	431,546
Noncontrolling interests	58,455	62,593

Total Members’ Equity	513,709	494,139

Total Liabilities and Members’ Equity	$2,938,776	$3,170,680

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE
Investment banking and other advisory fees	$314,277	$279,907	$615,649	$552,582
Asset management fees	268,754	275,877	530,709	528,908
Interest income	1,361	2,620	2,290	5,592
Other	36,071	25,701	65,809	47,891

Total revenue	620,463	584,105	1,214,457	1,134,973
Interest expense	12,512	17,300	29,653	34,873

Net revenue	607,951	566,805	1,184,804	1,100,100

OPERATING EXPENSES
Compensation and benefits	336,707	345,911	665,197	667,461
Occupancy and equipment	27,267	28,354	54,602	56,661
Marketing and business development	18,324	20,894	37,514	40,127
Technology and information services	23,033	21,953	45,926	45,440
Professional services	12,264	12,996	23,470	20,360
Fund administration and outsourced services	17,493	16,002	33,641	31,456
Amortization of intangible assets related to acquisitions	1,857	706	2,890	1,926
Other	9,870	10,101	79,817	19,393

Total operating expenses	446,815	456,917	943,057	882,824

OPERATING INCOME	161,136	109,888	241,747	217,276

Provision for income taxes	14,464	15,878	25,922	33,735

NET INCOME	146,672	94,010	215,825	183,541

LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,043	553	7,736	4,673

NET INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$145,629	$93,457	$208,089	$178,868

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NET INCOME	$146,672	$94,010	$215,825	$183,541

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	11,072	3,194	(18,314)	6,785

Employee benefit plans:
Actuarial loss (net of tax benefit of $8,121 and $3,600 for the three months ended June 30, 2015 and 2014, respectively, and $8,006 and $3,650 for the six months ended June 30, 2015 and 2014, respectively)	(14,836)	(6,389)	(14,617)	(6,946)
Adjustment for items reclassified to earnings (net of tax expense of $538 and $331 for the three months ended June 30, 2015 and 2014, respectively, and $1,101 and $863 for the six months ended June 30, 2015 and 2014, respectively)	1,190	1,280	2,376	2,569

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(2,574)	(1,915)	(30,555)	2,408

COMPREHENSIVE INCOME	144,098	92,095	185,270	185,949
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,041	553	7,735	4,673

COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$143,057	$91,542	$177,535	$181,276

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

(dollars in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$215,825	$183,541
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	15,900	17,656
Amortization of deferred expenses and share-based incentive compensation	170,700	157,272
Amortization of intangible assets related to acquisitions	2,890	1,926
Deferred tax provision (benefit)	(3,943)	3,796
Loss on extinguishment of debt	60,219	–
Gain on disposal of subsidiaries	(24,388)	–
(Increase) decrease in operating assets:
Deposits with banks and short-term investments	(95,877)	(80,047)
Cash deposited with clearing organizations and other segregated cash	8,438	(5,331)
Receivables-net	36,000	(20,543)
Investments	52,746	(59,438)
Other assets	(96,693)	(94,441)
Increase (decrease) in operating liabilities:
Deposits and other payables	78,229	51,460
Accrued compensation and benefits and other liabilities	(209,205)	(89,394)

Net cash provided by operating activities	210,841	66,457

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(13,438)	(5,830)
Disposals of property	336	350

Net cash used in investing activities	(13,102)	(5,480)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from noncontrolling interests	57	237
Issuance of senior debt, net of expenses	396,272	–
Excess tax benefits from share-based incentive compensation	9,516	1,925
Other financing activities	–	20,200
Payments for:
Senior debt	(509,098)	–
Capital lease obligations	(1,019)	(1,168)
Distributions to noncontrolling interests	(11,930)	(5,685)
Purchase of Lazard Ltd Class A common stock	(141,323)	(141,192)
Distribution to members	(40,839)	(73,194)
Settlement of vested share-based incentive compensation	(102,634)	(82,526)
Other financing activities	(1,634)	(2,985)

Net cash used in financing activities	(402,632)	(284,388)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(22,770)	2,810

NET DECREASE IN CASH AND CASH EQUIVALENTS	(227,663)	(220,601)
CASH AND CASH EQUIVALENTS—January 1	917,212	832,277

CASH AND CASH EQUIVALENTS—June 30	$689,549	$611,676

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

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2015

(UNAUDITED)

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity
Balance – January 1, 2015 (*)	$594,834	$(163,288)	$431,546	$62,593	$494,139

Comprehensive income (loss):
Net income	208,089		208,089	7,736	215,825
Other comprehensive loss - net of tax		(30,554)	(30,554)	(1)	(30,555)
Amortization of share-based incentive compensation	122,793		122,793		122,793
Distributions to members and noncontrolling interests, net	(40,839)		(40,839)	(11,873)	(52,712)
Purchase of Lazard Ltd Class A common stock	(141,323)		(141,323)		(141,323)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation awards and related tax benefit of $9,495	(93,139)		(93,139)		(93,139)
Business acquisitions and related equity transactions:
Lazard Ltd Class A common stock issuable (including related amortization)	315		315		315
Other	(1,634)		(1,634)		(1,634)

Balance – June 30, 2015 (*)	$649,096	$(193,842)	$455,254	$58,455	$513,709

(*)	Includes 129,766,090 common membership interests issued at both January 1, 2015 and June 30, 2015. Also includes profit participation interests and two managing member interests issued at each such date.

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

Lazard Ltd, a Bermuda holding company, and its subsidiaries (collectively referred to as “Lazard Ltd”), including its indirect investment in Lazard Group, is one of the world’s preeminent financial advisory and asset management firms and has long specialized in crafting solutions to the complex financial and strategic challenges of our clients. We serve a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals.

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of June 30, 2015 and December 31, 2014. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group. LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity formerly owned by Lazard Group’s current and former managing directors, held approximately 0.5% of the outstanding Lazard Group common membership interests as of January 1, 2014. As of January 1, 2014, LAZ-MD Holdings was also the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”). In May 2014, the remaining outstanding Lazard Group common membership interests held by LAZ-MD Holdings were exchanged for shares of Lazard Ltd’s Class A common stock, par value $0.01 per share (“Class A common stock”), and the sole issued and outstanding share of Lazard Ltd’s Class B common stock was automatically converted into one share of Lazard Ltd’s Class A common stock pursuant to the provisions of Lazard Ltd’s bye-laws, resulting in only one outstanding class of common stock (the “Final Exchange of LAZ-MD Interests”). Following the Final Exchange of LAZ-MD Interests, Lazard Group became a wholly-owned indirect subsidiary of Lazard Ltd.

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

In addition, we record selected other activities in our Corporate segment, including management of cash, investments, deferred tax assets, outstanding indebtedness and assets associated with Lazard Group’s Paris-based subsidiary Lazard Frères Banque SA (“LFB”).

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

The consolidated results of operations for the three month and six month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for any future interim or annual period.

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

Certain prior period amounts have been reclassified to conform to the current period presentation, primarily by separately presenting deferred tax assets in the condensed consolidated statements of financial condition and the condensed consolidated statements of cash flows.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

2.	RECENT ACCOUNTING DEVELOPMENTS

Revenue from Contracts with Customers—In May 2014, the Financial Accounting Standards Board (the “FASB”) issued comprehensive new revenue recognition guidance. The guidance requires a company to recognize revenue when it transfers promised services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those services and requires enhanced disclosures. The new guidance is effective for annual and interim periods beginning after December 15, 2016, and early adoption is not permitted. On July 9, 2015, the FASB approved the deferral of the effective date of the new revenue guidance by one year to annual reporting periods beginning after December 15, 2017, with early adoption being permitted for annual periods beginning after December 15, 2016. The Company is currently evaluating the new guidance.

Amendments to the Consolidation Analysis—In February 2015, the FASB issued updated guidance for the consolidation of certain legal entities. The updated guidance eliminates the deferral of certain consolidation standards for entities considered to be investment companies and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or VOEs. The new guidance is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material impact on our consolidated financial statements or related disclosures.

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

Fair Value Measurement—In May 2015, the FASB issued updated guidance for the classification and disclosure of certain investments using the net asset value (“NAV”), as a practical expedient, to measure the fair value of the investment. The guidance requires a company to remove from within the fair value hierarchy all investments for which fair value is measured using NAV. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, with early adoption permitted. The new guidance is to be applied on a retrospective basis. The Company does not expect that the adoption of this guidance will have a material impact on our consolidated financial statements, but does expect that this guidance will affect the disclosures related to investments and fair value measurements.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

3.	RECEIVABLES

The Company’s receivables represent fee receivables and amounts due from customers and other receivables.

Receivables are stated net of an estimated allowance for doubtful accounts, for past due amounts and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. Activity in the allowance for doubtful accounts for the three month and six month periods ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$18,459	$31,324	$23,540	$28,777
Bad debt expense, net of recoveries	2,061	(1,633)	3,293	7,503
Charge-offs, foreign currency translation and other adjustments	551	252	(5,762)	(6,337)

Ending balance	$21,071	$29,943	$21,071	$29,943

Bad debt expense, net of recoveries is included in “investment banking and other advisory fees” on the condensed consolidated statements of operations.

At June 30, 2015 and December 31, 2014, the Company had receivables past due or deemed uncollectible of $22,833 and $24,578, respectively.

Of the Company’s fee receivables at June 30, 2015 and December 31, 2014, $81,302 and $86,221, respectively, represented interest-bearing financing receivables. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of past due or uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $423,584 and $471,707 at June 30, 2015 and December 31, 2014, respectively, approximates fair value.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

4.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Interest-bearing deposits	$56,411	$84,575

Debt	1,870	10,426

Equities	53,147	57,302

Funds:
Alternative investments (a)	32,247	34,705
Debt (a)	61,979	71,763
Equity (a)	232,244	228,209
Private equity	101,802	114,470

	428,272	449,147

Equity method	6,853	7,776

Total investments	546,553	609,226
Less:
Interest-bearing deposits	56,411	84,575
Equity method	6,853	7,776

Investments, at fair value	$483,289	$516,875

Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$3,515	$9,290

(a)	Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $12,153, $32,226 and $170,003, respectively, at June 30, 2015 and $8,321, $42,070 and $162,798, respectively, at December 31, 2014, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 6 and 12 of Notes to Condensed Consolidated Financial Statements).

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

Private equity investments include those owned by Lazard and those consolidated but not owned by Lazard. Private equity investments owned by Lazard are primarily comprised of investments in private equity funds. Such investments primarily include (i) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies, (ii) Corporate Partners II Limited (“CP II”), a fund targeting significant noncontrolling-stake investments in established private companies, (iii) Edgewater Growth Capital Partners III, L.P. (“EGCP III”), a fund primarily making equity and buyout investments in middle market companies and (iv) Lazard Australia Corporate Opportunities Fund 2 (“COF2”), an Australian fund targeting Australian mid-market investments. The Company disposed of its private equity business in Australia in the second quarter of 2015 in a transaction with the management of the disposed business. Revenue of $24,388 relating to the disposal of the business primarily represents the realization of carried interest at fair value and is included in “ revenue-other” on the condensed consolidated statements of operations for the three month and six month periods ended June 30, 2015. See Note 5 of Notes to Condensed Consolidated Financial Statements.

Private equity investments consolidated but not owned by Lazard relate to the economic interests that are owned by the management team and other investors in the Edgewater Funds (“Edgewater”).

During the three month and six month periods ended June 30, 2015 and 2014, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to “trading” securities still held as of the reporting date as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net unrealized investment gains (losses)	$(3,206)	$12,754	$(1,211)	$12,858

5.	FAIR VALUE MEASUREMENTS

Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

Level 1.	Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Lazard has the ability to access.

Level 2.	Assets and liabilities whose values are based on (i) quoted prices for similar assets or liabilities in an active market, or quoted prices for identical or similar assets or liabilities in non-active markets, (ii) assets valued based on NAV or its equivalent redeemable at the measurement date or within the near term without redemption restrictions, or (iii) inputs other than quoted prices that are directly observable or derived principally from, or corroborated by, market data.

Level 3.	Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our own assumptions about the assumptions a market participant would use in pricing the asset or liability. Items included in Level 3 include securities or other financial assets whose trading volume and level of activity have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis, as well as assets valued based on NAV or its equivalent, but not redeemable within the near term as a result of redemption restrictions.

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

The fair value of investments in alternative investment funds is classified as Level 1 when the fair values are primarily based on the publicly reported closing price for the fund, and classified as Level 2 when (i) the fair values are primarily based on NAV or its equivalent, which is primarily determined based on information provided by external fund administrators, and (ii) the investments are redeemable within the near term.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following tables present the classification of investments and certain other assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 within the fair value hierarchy:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt	$1,868	$2	$–	$1,870
Equities	51,848	–	1,299	53,147
Funds:
Alternative investments	7,191	25,056	–	32,247
Debt	61,973	6	–	61,979
Equity	232,197	47	–	232,244
Private equity	–	–	101,802	101,802
Derivatives	–	1,582	–	1,582

Total	$355,077	$26,693	$103,101	$484,871

Liabilities:
Securities sold, not yet purchased	$3,515	$–	$–	$3,515
Derivatives	–	203,273	–	203,273

Total	$3,515	$203,273	$–	$206,788

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Debt	$5,540	$4,886	$–	$10,426
Equities	55,987	–	1,315	57,302
Funds:
Alternative investments	–	34,705	–	34,705
Debt	71,759	4	–	71,763
Equity	228,166	43	–	228,209
Private equity	–	–	114,470	114,470
Derivatives	–	2,355	–	2,355

Total	$361,452	$41,993	$115,785	$519,230

Liabilities:
Securities sold, not yet purchased	$9,290	$–	$–	$9,290
Derivatives	–	208,093	–	208,093

Total	$9,290	$208,093	$–	$217,383

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the three month and six month periods ended June 30, 2015 and 2014.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the three month and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$1,289	$8	$–	$–	$2	$1,299
Private equity funds	107,440	54	138	(7,354)	1,524	101,802

Total Level 3 Assets	$108,729	$62	$138	$(7,354)	$1,526	$103,101

	Six Months Ended June 30, 2015
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$1,315	$10	$–	$–	$(26)	$1,299
Private equity funds	114,470	7,902	847	(17,885)	(3,532)	101,802

Total Level 3 Assets	$115,785	$7,912	$847	$(17,885)	$(3,558)	$103,101

	Three Months Ended June 30, 2014
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$1,337	$12	$–	$–	$21	$1,370
Private equity funds	115,537	1,254	864	(416)	(344)	116,895

Total Level 3 Assets	$116,874	$1,266	$864	$(416)	$(323)	$118,265

	Six Months Ended June 30, 2014
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$1,340	$14	$–	$–	$16	$1,370
Private equity funds	114,193	6,836	1,211	(5,085)	(260)	116,895

Total Level 3 Assets	$115,533	$6,850	$1,211	$(5,085)	$(244)	$118,265

(a)	Earnings for the three month and six month periods ended June 30, 2015 and the three month and six month periods ended June 30, 2014 include net unrealized gains (losses) of $(1,418), $4,679, $1,123 and $5,536, respectively.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Fair Value of Certain Investments Based on NAV—The Company’s Level 2 and Level 3 investments at June 30, 2015 and December 31, 2014 include certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value. Information with respect thereto was as follows:

	June 30, 2015
				% of Fair Value Not Redeemable	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments			% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$22,893	$–		NA	NA	NA	NA	(a)	<30-60 days
Funds of funds	484	–		NA	NA	NA	NA	(b)	<30-90 days
Other	1,679	–		NA	NA	NA	NA	(c)	<30-60 days
Debt funds	6	–		NA	NA	NA	NA	(d)	30 days
Equity funds	47	–		NA	NA	NA	NA	(e)	<30-90 days
Private equity funds:
Equity growth	44,682	5,131	(f)	100%	7%	91%	2%	NA	NA
Mezzanine debt	34,853	–		100%	–	–	100%	NA	NA

Total	$104,644	$5,131

(a)	weekly (22%), monthly (61%) and quarterly (17%)
(b)	monthly (98%) and quarterly (2%)
(c)	daily (19%) and monthly (81%)
(d)	daily (100%)
(e)	daily (13%), monthly (60%) and quarterly (27%)
(f)	Unfunded commitments to private equity investments consolidated but not owned by Lazard of $6,588 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

	December 31, 2014
				% of Fair Value Not Redeemable	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments			% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$31,042	$–		NA	NA	NA	NA	(a)	<30-60 days
Funds of funds	475	–		NA	NA	NA	NA	(b)	<30-90 days
Other	3,188	–		NA	NA	NA	NA	(c)	<30-60 days
Debt funds	4	–		NA	NA	NA	NA	(d)	30 days
Equity funds	43	–		NA	NA	NA	NA	(e)	30-90 days
Private equity funds:
Equity growth	75,578	18,676	(f)	100%	10%	63%	27%	NA	NA
Mezzanine debt	38,892	–		100%	–	–	100%	NA	NA

Total	$149,222	$18,676

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

Investment Capital Funding Commitments—At June 30, 2015, the Company’s maximum unfunded commitments for capital contributions to investment funds arose from (i) commitments to CP II, which amounted to $570 for potential “follow-on investments” and/or for fund expenses through the earlier of February 25, 2017 or the liquidation of the fund, (ii) commitments to EGCP III, which amounted to $12,036, through the earlier of October 12, 2016 (i.e., the end of the investment period) for investments and/or expenses (with a portion of the undrawn amount of such commitments as of that date remaining committed until October 12, 2023 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund and (iii) commitments to COF2, which amounted to $4,192, through the earlier of November 11, 2016 (i.e., the end of the investment period) for investments and/or fund expenses (with a portion of the undrawn amount of such commitments as of that date remaining committed until November 11, 2019 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund.

In July 2015, our commitments to COF2 were reduced to approximately $230.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The tables below present the fair values of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair values of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (see Note 12 of Notes to Condensed Consolidated Financial Statements) on the accompanying condensed consolidated statements of financial condition as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Derivative Assets:
Forward foreign currency exchange rate contracts	$480	$2,355
Total return swaps and other	1,102	–

Total	$1,582	$2,355

Derivative Liabilities:
Forward foreign currency exchange rate contracts	$1,210	$124
Total return swaps and other (a)	–	663
LFI and other similar deferred compensation arrangements	202,063	207,306

	$203,273	$208,093

(a)	For total return swaps, amounts represent the netting of gross derivative assets and liabilities of $1,323 and $221 as of June 30, 2015, respectively, and $1,123 and $1,786 as of December 31, 2014, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are recorded “net” in “other assets”, with receivables for net cash collateral under such contracts of $9,954 and $12,364 as of June 30, 2015 and December 31, 2014, respectively.

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2015 and 2014, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Forward foreign currency exchange rate contracts	$(4,023)	$178	$11,377	$(975)
LFI and other similar deferred compensation arrangements	1,894	(8,906)	(2,242)	(11,532)
Total return swaps and other	(133)	(5,698)	(3,064)	(7,272)

Total	$(2,262)	$(14,426)	$6,071	$(19,779)

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

7.	PROPERTY

At June 30, 2015 and December 31, 2014, property consists of the following:

	Estimated Depreciable Life in Years	June 30, 2015	December 31, 2014
Buildings	33	$140,986	$152,982
Leasehold improvements	3-20	168,192	167,837
Furniture and equipment	3-10	153,106	150,457
Construction in progress		6,923	7,578

Total		469,207	478,854
Less - Accumulated depreciation and amortization		255,463	256,285

Property		$213,744	$222,569

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at June 30, 2015 and December 31, 2014 are presented below:

	June 30, 2015	December 31, 2014
Goodwill	$326,822	$335,402
Other intangible assets (net of accumulated amortization)	9,147	12,036

	$335,969	$347,438

At June 30, 2015 and December 31, 2014, goodwill of $262,281 and $270,861, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the six month periods ended June 30, 2015 and 2014 are as follows:

	Six Months Ended June 30,
	2015	2014
Balance, January 1	$335,402	$345,453
Foreign currency translation adjustments	(8,580)	6,590

Balance, June 30	$326,822	$352,043

All changes in the carrying amount of goodwill for the six month periods ended June 30, 2015 and 2014 are attributable to the Company’s Financial Advisory segment.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The gross cost and accumulated amortization of other intangible assets as of June 30, 2015 and December 31, 2014, by major intangible asset category, are as follows:

	June 30, 2015			December 31, 2014
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Performance fees	$30,740	$22,985	$7,755	$30,740	$21,116	$9,624
Management fees, customer relationships and non-compete agreements	33,036	31,644	1,392	33,050	30,638	2,412

	$63,776	$54,629	$9,147	$63,790	$51,754	$12,036

Amortization expense of intangible assets for the three month and six month periods ended June 30, 2015 was $1,857 and $2,890, respectively, and for the three month and six month periods ended June 30, 2014 was $706 and $1,926, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2015 (July 1 through December 31)	$3,668
2016	5,479

Total amortization expense	$9,147

(a)	Approximately 45% of intangible asset amortization is attributable to a noncontrolling interest.

9.	SENIOR DEBT

Senior debt is comprised of the following as of June 30, 2015 and December 31, 2014:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of
				June 30, 2015	December 31, 2014
Lazard Group 6.85% Senior Notes	600,000	6/15/17	6.85%	98,350	548,350
Lazard Group 4.25% Senior Notes	500,000	11/14/20	4.25%	500,000	500,000
Lazard Group 3.75% Senior Notes (a)	400,000	2/13/25	3.75%	400,000	–
Lazard Group Credit Facility	150,000	9/25/15	0.79%	–	–

Total				$998,350	$1,048,350

(a)	During February 2015, Lazard Group completed an offering of $400,000 aggregate principal amount of 3.75% senior notes due 2025 (the “2025 Notes”). Lazard Group also issued a notice to redeem $450,000 of Lazard Group’s 6.85% senior notes due June 15, 2017 (the “2017 Notes”) in February 2015. Interest on the 2025 Notes is payable semi-annually on March 1 and September 1 of each year beginning September 1, 2015. Lazard Group used the net proceeds of the 2025 Notes, together with cash on hand, to redeem or otherwise retire $450,000 of the 2017 Notes, which, including the recognition of unamortized issuance costs, resulted in a loss on debt extinguishment of $60,219. Such loss on debt extinguishment was recorded in “operating expenses—other” on the condensed consolidated statement of operations for the six month period ended June 30, 2015.

On September 25, 2012, Lazard Group entered into a $150,000, three-year senior revolving credit facility with a group of lenders (the “Credit Facility”). The Credit Facility replaced a similar revolving credit facility which was

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

terminated as a condition to effectiveness of the Credit Facility. Interest rates under the Credit Facility vary and are based on either a Federal Funds rate or a Eurodollar rate, in each case plus an applicable margin. As of June 30, 2015, the annual interest rate for a loan accruing interest (based on the Federal Funds overnight rate), including the applicable margin, was 0.79%. At June 30, 2015 and December 31, 2014, no amounts were outstanding under the Credit Facility.

The Credit Facility expires in September 2015 and contains customary terms and conditions, including certain financial covenants. In addition, the Credit Facility, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of June 30, 2015, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

As of June 30, 2015, the Company had approximately $247,000 in unused lines of credit available to it, including the Credit Facility, and unused lines of credit available to LFB of approximately $39,000 (at June 30, 2015 exchange rates) and Edgewater of $55,000. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

The Company’s senior debt at June 30, 2015 and December 31, 2014 is carried at historical amounts. At those dates, the fair value of such senior debt was approximately $1,010,000 and $1,135,000, respectively, and exceeded the aggregate carrying value by approximately $12,000 and $87,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

10.	COMMITMENTS AND CONTINGENCIES

Leases—The Company has various leases and other contractual commitments arising in the ordinary course of business.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At June 30, 2015, LFB had $4,868 of such indemnifications and held $4,429 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the condensed consolidated statement of financial condition.

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

The aggregate fair value of the consideration recognized by the Company at the acquisition date was $61,624. Such consideration consisted of (i) a one-time cash payment, (ii) 1,142,857 shares of Class A common stock (the “Initial Shares”) and (iii) up to 1,142,857 additional shares of Class A common stock (the “Earnout Shares”) that are subject to earnout criteria and payable over time. The Earnout Shares will be issued only if certain performance thresholds are met. As of June 30, 2015 and December 31, 2014, 913,722 shares are issuable on a contingent basis, and 1,371,992 shares have been earned because applicable performance thresholds have been satisfied. As of June 30, 2015 and December 31, 2014, 1,371,992 of the earned shares have been settled.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Contingent Consideration Relating To Other Business Acquisitions—For a business acquired in 2012, at December 31, 2012, 170,988 shares of Class A common stock (including dividend equivalent shares) were issuable on a non-contingent basis. Such shares were delivered in the first quarter of 2013. During the second quarter of 2015, the achievement of certain performance thresholds related to the acquired business were satisfied, resulting in the issuance of 27,316 shares of Class A common stock.

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, each of LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At June 30, 2015, LFB and LFNY had no such underwriting commitments.

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

During the six month periods ended June 30, 2015 and 2014, Lazard Group distributed the following amounts to LAZ-MD Holdings and the subsidiaries of Lazard Ltd (none of which related to tax distributions):

	Six Months Ended June 30,
	2015	2014
Subsidiaries of Lazard Ltd	$40,839	$72,981
LAZ-MD Holdings	–	213

	$40,839	$73,194

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

Share Repurchase Program—During the six month period ended June 30, 2015 and for the years ended December 31, 2014, 2013, and 2012, the Board of Directors of Lazard authorized the repurchase of Class A common stock and Lazard Group common membership interests as set forth in the table below.

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

	Number of Shares Purchased	Average Price Per Share
Six Months Ended June 30:
2014	4,114,206	$46.83
2015	2,306,694	$51.04

The shares purchased in the six months ended June 30, 2014 included 1,000,000 shares purchased from Natixis S.A. on June 26, 2014 for $50,340 in connection with the sale by Natixis S.A. of its entire investment in Lazard Ltd’s Class A common stock. The purchase transaction closed on July 1, 2014.

As of June 30, 2015, a total of $161,199 of share repurchase authorizations remained available under the share repurchase program, $11,199 of which will expire on December 31, 2015 and $150,000 of which will expire on December 31, 2016.

During the six month period ended June 30, 2015, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases in the open market.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Accumulated Other Comprehensive Income (Loss), Net of Tax (“AOCI”)—The tables below reflect changes in the balances of each component of AOCI during the six month periods ended June 30, 2015 and 2014:

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2015	$(8,625)	$(154,665)	$(163,290)	$(2)	$(163,288)

Activity January 1 to June 30, 2015:
Other comprehensive loss before reclassifications	(18,314)	(14,617)	(32,931)	(1)	(32,930)
Adjustments for items reclassified to earnings, net of tax	–	2,376	2,376	–	2,376

Net other comprehensive loss	(18,314)	(12,241)	(30,555)	(1)	(30,554)

Balance, June 30, 2015	$(26,939)	$(166,906)	$(193,845)	$(3)	$(193,842)

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2014	$35,236	$(137,431)	$(102,195)	$1	$(102,196)

Activity January 1 to June 30, 2014:
Other comprehensive income (loss) before reclassifications	6,785	(6,946)	(161)	–	(161)
Adjustments for items reclassified to earnings, net of tax	–	2,569	2,569	–	2,569

Net other comprehensive income (loss)	6,785	(4,377)	2,408	–	2,408

Balance, June 30, 2014	$42,021	$(141,808)	$(99,787)	$1	$(99,788)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization relating to employee benefit plans (a)	$1,728	$1,611	$3,477	$3,432
Less – related income taxes	538	331	1,101	863

Total reclassifications, net of tax	$1,190	$1,280	$2,376	$2,569

(a)	Included in the computation of net periodic benefit cost (see Note 13 of Notes to Condensed Consolidated Financial Statements). Such amount is included in “compensation and benefits” expense on the condensed consolidated statement of operations.

Noncontrolling Interests—Noncontrolling interests principally represent interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The tables below summarize net income attributable to noncontrolling interests for the three month and six month periods ended June 30, 2015 and 2014 and noncontrolling interests as of June 30, 2015 and December 31, 2014 in the Company’s condensed consolidated financial statements:

	Net Income Attributable to Noncontrolling Interests
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Edgewater	$1,041	$552	$7,734	$4,672
Other	2	1	2	1

Total	$1,043	$553	$7,736	$4,673

	Noncontrolling Interests As Of
	June 30, 2015	December 31, 2014
Edgewater	$58,446	$62,584
Other	9	9

Total	$58,455	$62,593

12.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2005 Plan and 2008 Plan and activity with respect thereto during the three month and six month periods ended June 30, 2015 and 2014, is presented below.

Shares Available Under the 2008 Plan and the 2005 Plan

The 2008 Plan authorizes the issuance of shares of Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock units (“RSUs”) and other equity-based awards. Under the 2008 Plan, the maximum number of shares available is based on a formula that limits the aggregate number of shares that may, at any time, be subject to awards that are considered “outstanding” under the 2008 Plan to 30% of the then-outstanding shares of Class A common stock.

The 2005 Plan authorized the issuance of up to 25,000,000 shares of Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, RSUs and other equity-based awards. Each stock unit or similar award granted under the 2005 Plan represented a contingent right to receive one share of Class A common stock, at no cost to the recipient. The fair value of such awards was generally determined based on the closing market price of Class A common stock at the date of grant. The 2005 Plan expired in the second quarter of 2015.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, performance-based restricted stock units (“PRSUs”) and restricted stock awards) and “professional services” expense (with respect to deferred stock units (“DSUs”)) within the Company’s accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Share-based incentive awards:
RSUs	$32,263	$40,931	$91,334	$93,216
PRSUs	8,414	4,902	14,612	6,700
Restricted Stock	2,830	4,244	15,453	10,856
DSUs	681	717	697	768

Total	$44,188	$50,794	$122,096	$111,540

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

RSUs generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any dividends paid on Class A common stock during such period. During the six month periods ended June 30, 2015 and 2014, dividend participation rights required the issuance of 529,616 and 203,537 RSUs, respectively.

Non-executive members of the Board of Directors of Lazard Group, who are the same Non-Executive Directors of Lazard Ltd (“Non-Executive Directors”), receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 23,961 and 26,360 DSUs granted in connection with annual compensation during the six month periods ended June 30, 2015 and 2014, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of Class A common stock at the time of cessation of service to the Board of Directors. DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock.

The Company’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs that shall be granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date immediately preceding the date of the grant. During the six month periods ended June 30, 2015 and 2014, 1,183 and 4,383 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs during the six month periods ended June 30, 2015 and 2014:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2015	13,529,116	$35.19	286,227	$34.21
Granted (including 529,616 RSUs relating to dividend participation)	3,982,135	$48.83	25,144	$55.45
Forfeited	(397,637)	$43.04	–	–
Vested	(6,873,352)	$30.79	–	–

Balance, June 30, 2015	10,240,262	$43.14	311,371	$35.92

Balance, January 1, 2014	16,630,009	$34.51	251,434	$32.02
Granted (including 203,537 RSUs relating to dividend participation)	3,625,734	$42.87	30,743	$49.97
Forfeited	(77,368)	$37.01	–	–
Vested	(6,381,080)	$37.98	–	–

Balance, June 30, 2014	13,797,295	$35.09	282,177	$33.97

In connection with RSUs that vested during the six month periods ended June 30, 2015 and 2014, the Company satisfied its minimum statutory tax withholding requirements in lieu of issuing 1,895,301 and

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

1,853,416 shares of Class A common stock in the respective six month periods. Accordingly, 4,978,051 and 4,527,664 shares of Class A common stock held by the Company were delivered during the six month periods ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, estimated unrecognized RSU compensation expense was approximately $192,787, with such expense expected to be recognized over a weighted average period of approximately 1.0 year subsequent to June 30, 2015.

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the six month periods ended June 30, 2015 and 2014:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2015	729,827	$38.63
Granted	576,886	$50.88
Forfeited	(44,769)	$50.23
Vested	(501,298)	$39.19

Balance, June 30, 2015	760,646	$46.87

Balance, January 1, 2014	575,054	$32.72
Granted	449,911	$45.52
Forfeited	(9,438)	$41.45
Vested	(205,075)	$35.23

Balance, June 30, 2014	810,452	$39.09

In connection with shares of restricted Class A common stock that vested during the six month periods ended June 30, 2015 and 2014, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 92,500 and 29,999 shares of Class A common stock during such respective six month periods. Accordingly, 408,798 and 175,076 shares of Class A common stock held by the Company were delivered during the six month periods ended June 30, 2015 and 2014, respectively.

The restricted stock awards include a cash dividend participation right equivalent to any ordinary dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At June 30, 2015, estimated unrecognized restricted stock expense was approximately $21,470, with such expense to be recognized over a weighted average period of approximately 1.1 years subsequent to June 30, 2015.

PRSUs

PRSUs are subject to both performance-based and service-based vesting conditions. The number of shares of Class A common stock that a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics that relate to Lazard Ltd’s performance over a three-year period. The target number of shares of Class A common stock subject to each PRSU is one; however, based on the achievement of the performance criteria, the number of shares of Class A common stock that may be received in connection with each PRSU generally can

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

range from zero to two times the target number (with the exception of the PRSUs granted in 2013, for which (i) the performance period ended on December 31, 2014 and (ii) the number of shares of Class A common stock that may be received is equal to approximately 2.2 times the target number). The PRSUs granted in 2015 and 2014 will vest on a single date three years following the date of the grant and the PRSUs granted in 2013 vested 33% in March 2015 and will vest 67% in March 2016, in each case provided the applicable service and performance conditions are satisfied, other than with respect to the PRSUs granted in 2013, which performance conditions have been satisfied as of December 31, 2014. In addition, the performance metrics applicable to each PRSU will be evaluated on an annual basis at the end of each fiscal year during the performance period and, if Lazard Ltd has achieved a threshold level of performance with respect to the fiscal year, 25% of the target number of shares of Class A common stock subject to each PRSU award will no longer be at risk of forfeiture based on the achievement of performance criteria. PRSUs include dividend participation rights that provide that during vesting periods the target number of PRSUs (or, following the relevant performance period, the actual number of shares of Class A common stock that are no longer subject to performance conditions) receive dividend equivalents at the same rate that dividends are paid on Class A common stock during such period. These dividend equivalents are credited as RSUs that are not subject to the performance-based vesting criteria but are otherwise subject to the same restrictions as the underlying PRSUs to which they relate.

The following is a summary of activity relating to PRSUs during the six month periods ended June 30, 2015 and 2014:

	PRSUs	Weighted Average Grant Date Fair Value
Balance January 1, 2015	1,347,148	$37.79
Granted	368,389	$52.85
Vested	(696,499)	$35.96

Balance June 30, 2015	1,019,038	$44.49

Balance, January 1, 2014	448,128	$36.11
Granted	360,783	$44.46

Balance, June 30, 2014	808,911	$39.83

In connection with PRSUs that vested during the six month period ended June 30, 2015, the Company satisfied its minimum statutory tax withholding requirements in lieu of issuing 32,086 shares of Class A common stock in the period. Accordingly, 664,413 shares of Class A common stock held by the Company were delivered during the six month period ended June 30, 2015.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of June 30, 2015, the total estimated unrecognized compensation expense was approximately $24,406, and the Company expects to amortize such expense over a weighted-average period of approximately 0.8 years subsequent to June 30, 2015.

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

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the six month periods ended June 30, 2015 and 2014:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2015	$73,278	$207,306
Granted	89,817	89,817
Settled	–	(92,893)
Forfeited	(3,259)	(6,290)
Amortization	(44,522)	–
Change in fair value related to:
Increase in fair value of underlying investments	–	2,242
Adjustment for estimated forfeitures	–	3,433
Other	176	(1,552)

Balance, June 30, 2015	$115,490	$202,063

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2014	$60,433	$162,422
Granted	92,711	92,711
Settled	–	(52,944)
Forfeited	(1,189)	(1,659)
Amortization	(39,457)	–
Change in fair value related to:
Increase in fair value of underlying investments	–	11,532
Adjustment for estimated forfeitures	–	2,929
Other	37	172

Balance, June 30, 2014	$112,535	$215,163

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.0 year subsequent to June 30, 2015.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization, net of forfeitures	$18,260	$21,603	$44,924	$41,916
Change in the fair value of underlying investments	(1,894)	8,906	2,242	11,532

Total	$16,366	$30,509	$47,166	$53,448

13.	EMPLOYEE BENEFIT PLANS

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

On March 31, 2015, the Company and the Trustees of the U.K. defined benefit pension plans concluded the December 31, 2013 triennial valuations of the plans. In connection with such valuations, the Company and the Trustees agreed upon pension funding terms pursuant to which the Company agreed, among other things, (i) to make contributions of 11.2 million British pounds into the plans by way of three equal contributions at June 30, September 30 and December 31, 2015, and (ii) that the Company’s existing account security arrangement would be dissolved and the cash balance within such accounts would be paid into the plans by June 30, 2015. On June 4, 2015, the full balance of 11.2 million British pounds in the account security arrangement was paid into the plans. At December 31, 2014, the balance of the account security arrangement was $17,500 and was recorded in “cash deposited with clearing organizations and other segregated cash” on the accompanying condensed consolidated statements of financial condition. Income on the account security arrangement accreted to the Company and is recorded in interest income.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s post-retirement plans for the three month and six month periods ended June 30, 2015 and 2014:

	Pension Plans		Medical Plan
	Three Months Ended June 30,
	2015	2014	2015	2014
Components of Net Periodic Benefit Cost (Credit):
Service cost	$353	$228	$5	$5
Interest cost	6,153	7,640	41	44
Expected return on plan assets	(7,019)	(8,228)	–	–
Amortization of:
Prior service cost	591	735	–	–
Net actuarial loss (gain)	1,137	1,118	–	(242)

Net periodic benefit cost (credit)	$1,215	$1,493	$46	$(193)

	Pension Plans		Medical Plan
	Six Months Ended June 30,
	2015	2014	2015	2014
Components of Net Periodic Benefit Cost (Credit):
Service cost	$713	$451	$13	$17
Interest cost	12,259	15,171	90	97
Expected return on plan assets	(14,090)	(16,307)	–	–
Amortization of:
Prior service cost	1,194	1,468	–	–
Net actuarial loss (gain)	2,283	2,229	–	(265)

Net periodic benefit cost (credit)	$2,359	$3,012	$103	$(151)

14.	INCOME TAXES

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

The Company recorded income tax provisions of $14,464 and $25,922 for the three month and six month periods ended June 30, 2015, respectively, and $15,878 and $33,735 for the three month and six month periods ended June 30, 2014, respectively, representing effective tax rates of 9.0%, 10.7%, 14.4% and 15.5%, respectively. The difference between the U.S. federal statutory rate of 35.0% and the effective tax rates reflected above principally relates to (i) Lazard Group primarily operating as a limited liability company in the U.S., (ii) change in the valuation allowance affecting the provision for income taxes, (iii) taxes payable to foreign jurisdictions, and (iv) U.S. state and local taxes (primarily UBT), which are incremental to the U.S. federal statutory tax rate.

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

15.	PAYABLE TO LAZARD LTD SUBSIDIARIES

As of June 30, 2015 and December 31, 2014, Lazard Group’s payables to subsidiaries of Lazard Ltd included interest-bearing loans, plus accrued interest thereon, of approximately $148,700 and $152,600, respectively. Interest expense relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $1,025 and $2,046 for the three month and six month periods ended June 30, 2015, respectively, and $1,595 and $3,216 for the three month and six month periods ended June 30, 2014, respectively. In addition, as of both June 30, 2015 and December 31, 2014, Lazard Group’s payables to subsidiaries of Lazard Ltd included $2,840 in connection with Lazard Group’s prior year business acquisitions.

16.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6  2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At June 30, 2015, LFNY’s regulatory net capital was $112,976, which exceeded the minimum requirement by $110,110. LFNY’s aggregate indebtedness to net capital ratio was 0.38:1 as of June 30, 2015.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At June 30, 2015, the aggregate regulatory net capital of the U.K. Subsidiaries was $115,445, which exceeded the minimum requirement by $97,014.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the ACPR for its banking activities conducted through its subsidiary, LFB. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), also are subject to regulation and supervision by the Autorité des Marchés Financiers. At June 30, 2015, the consolidated regulatory net capital of CFLF was $133,985, which exceeded the minimum requirement set for regulatory capital levels by $95,785. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this new supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At March 31, 2015, the regulatory net capital of the combined European regulated group was $201,766, which exceeded the minimum requirement set for regulatory capital levels by $126,478. Additionally, the combined European regulated group, together

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure (which is similar to the information that the Company had already been providing informally). This new supervision under, and provision of information to, the ACPR became effective December 31, 2013.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At June 30, 2015, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $116,436, which exceeded the minimum required capital by $89,831.

At June 30, 2015, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the three month and six month periods ended June 30, 2015 and 2014 is prepared using the following methodology:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Financial Advisory	Net Revenue	$316,384	$280,769	$617,903	$556,265
	Operating Expenses	253,221	253,804	496,156	499,219

	Operating Income	$63,163	$26,965	$121,747	$57,046

Asset Management	Net Revenue	$305,838	$288,164	$585,645	$556,728
	Operating Expenses	193,791	185,237	375,583	360,998

	Operating Income	$112,047	$102,927	$210,062	$195,730

Corporate	Net Revenue	$(14,271)	$(2,128)	$(18,744)	$(12,893)
	Operating Expenses	(197)	17,876	71,318	22,607

	Operating Loss	$(14,074)	$(20,004)	$(90,062)	$(35,500)

Total	Net Revenue	$607,951	$566,805	$1,184,804	1,100,100
	Operating Expenses	446,815	456,917	943,057	882,824

	Operating Income	$161,136	$109,888	$241,747	$217,276

	As Of
	June 30, 2015	December 31, 2014
Total Assets
Financial Advisory	$773,432	$785,557
Asset Management	486,851	588,403
Corporate	1,678,493	1,796,720

Total	$2,938,776	$3,170,680

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Group’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”). All references to “2015”, “2014”, “second quarter”, “first half” or “the period” refer to, as the context requires, the three month and six month periods ended June 30, 2015 and June 30, 2014.

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

Forward-looking statements include, but are not limited to, statements about:

•	financial goals, including the ratio of awarded compensation and benefits expense to operating revenue;

•	ability to deploy surplus cash through distributions to members, purchases of Lazard Ltd Class A common stock and debt repurchases;

•	ability to offset stockholder dilution through share repurchases;

•	possible or assumed future results of operations and operating cash flows;

•	strategies and investment policies;

•	financing plans and the availability of short-term borrowing;

•	competitive position;

•	future acquisitions, including the consideration to be paid and the timing of consummation;

•	potential growth opportunities available to our businesses;

•	recruitment and retention of our managing directors and employees;

•	potential levels of compensation expense and non-compensation expense;

•	potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts;

•	likelihood of success and impact of litigation;

•	expected tax rates, including effective tax rates;

•	changes in interest and tax rates;

•	availability of certain tax benefits, including certain potential deductions;

•	potential impact of certain events or circumstances on our financial statements;

•

expectations with respect to the economy, the securities markets, the market for mergers, acquisitions and strategic advisory and restructuring activity, the market for asset management activity and other macroeconomic and industry trends;

•	effects of competition on our business; and

•	impact of future legislation and regulation on our business.

The Company is committed to providing timely and accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, the Company uses its websites to convey information about our businesses, including the anticipated release of quarterly financial results, quarterly financial, statistical and business-related information, and the posting of updates of AUM in various mutual funds, hedge funds and other investment products managed by Lazard Asset Management LLC (together with its subsidiaries, “LAM”) and Lazard Frères Gestion SAS (“LFG”). Investors can link to Lazard Ltd, Lazard Group and their operating company websites through http://www.lazard.com. Our websites and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-Q.

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

In addition, we record selected other activities in our Corporate segment, including management of cash, investments, deferred tax assets, outstanding indebtedness and assets associated with Lazard Group’s Paris-based subsidiary, Lazard Frères Banque SA (“LFB”).

LFB is a registered bank regulated by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”). It is engaged primarily in commercial and private banking services for clients and funds managed by LFG and other clients, investment banking activities, including participation in underwritten offerings of securities in France, and asset-liability management.

Our consolidated net revenue was derived from the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Financial Advisory	52%	49%	52%	50%
Asset Management	50	51	49	51
Corporate	(2)	–	(1)	(1)

Total	100%	100%	100%	100%

We also invest our own capital from time to time, generally alongside capital of qualified institutional and individual investors in alternative investments or private equity investments, and, since 2005, we have engaged in a number of alternative investments and private equity activities, including, historically, investments through (i) the Edgewater Funds (“Edgewater”), our Chicago-based private equity firm (see Note 10 of Notes to Condensed Consolidated Financial Statements), (ii) Lazard Australia Corporate Opportunities Fund 2 (“COF2”), an Australian fund targeting Australasian mid-market investments, (iii) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small-to mid-cap European companies and (iv) a fund targeting significant noncontrolling-stake investments in established private companies. We also make investments to seed our Asset Management strategies.

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

Despite market volatility in the early part of the first half of 2015, equity market indices for developed markets at June 30, 2015 generally increased or remained stable as compared to such indices at December 31, 2014. Emerging markets indices at June 30, 2015 have generally increased as compared to December 31, 2014.

In the global M&A markets during the first half of 2015, the value of all completed M&A transactions increased as compared to the same period in the prior year, as did the subset of such transactions involving values greater than $500 million. During the same time, the value of all announced M&A transactions, including the subset of such transactions involving values greater than $500 million, also increased, reflecting an active global M&A environment. While the value of completed and announced transactions increased as compared to the prior period, the number of announced transactions (excluding the subset of announced transactions involving values greater than $500 million) decreased. During the first half of 2015, global restructuring activity remained low, consistent with the last several years.

In the first half of 2015, corporate cash balances remain high and interest rates remain low. The U.S. macroeconomic environment has improved, but Europe and many of the developing markets remain unsettled, particularly with respect to foreign exchange markets. Although market and foreign currency volatility may continue, the longer-term trends appear to remain favorable for both of our businesses.

We intend to leverage our existing infrastructure to capitalize on any global macroeconomic recovery, positive momentum in the M&A cycle, and strength in the global equity markets. We believe that we can generate revenue growth by remaining adequately staffed to capitalize on any macroeconomic recovery and deploying our intellectual capital to generate new revenue streams.

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•	Financial Advisory – The fundamentals for continued growth of a strategic M&A cycle appear to remain in place. Demand continues for expert, independent strategic advice that can be levered across geographies and our range of advisory capabilities. The global scale and breadth of our Financial Advisory business allows us to advise on large, complex cross-border transactions across a variety of industries. In addition, we believe our businesses throughout the emerging markets, Japan and Australia position us for growth in these markets, while enhancing our relationships with, and the services that we can provide to, clients in developed economies.

•	Asset Management – Generally, we have seen increased investor demand across regions and investment platforms. In the short to intermediate term, we expect most of our growth will come from defined benefit and defined contribution plans in the developed economies because of their sheer scope and size. Over the longer term, we expect an increasing share of our AUM to come from the developing economies in Asia, Latin America and the Middle East, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Our global footprint is already well established in the developed economies and we expect our business in the developing economies will continue to expand. Given our globally diversified platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from growth that may occur in the asset management industry. In recent years, we have expanded the global footprint of our Asset Management business by opening offices in Singapore, Dubai and Dublin. We are continually developing and seeding new investment strategies that extend our existing platforms. Recent examples of growth initiatives include the following investment strategies: Emerging Markets Debt, Emerging Markets Small Cap Equity, Middle East North African Equities, Asian Equities, U.S. Long/Short Equity and International Concentrated Equity.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value of all completed transactions, including completed transactions with values greater than $500 million, increased in the first half of 2015 as compared to the first half of 2014, while the number of all completed transactions decreased over the same period. With respect to announced M&A transactions, the value of all announced transactions, including announced transactions with values greater than $500 million, increased in the first half of 2015 as compared to the first half of 2014, while the number of all announced transactions decreased over the same period.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Incr / (Decr)	2015	2014	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$903	$613	47%	$1,756	$1,354	30%
Number	7,925	10,083	(21)%	17,254	19,754	(13)%
Deals Greater than $500 million:
Value	$715	$401	78%	$1,380	$959	44%
Number	263	229	15%	526	491	7%
Announced M&A Transactions:
All deals:
Value	$1,375	$1,010	36%	$2,277	$1,671	36%
Number	8,819	10,474	(16)%	18,650	20,301	(8)%
Deals Greater than $500 million:
Value	$1,133	$772	47%	$1,828	$1,246	47%
Number	330	308	7%	602	551	9%

Source:	Dealogic as of July 6, 2015.

Global restructuring activity during the first half of 2015, as measured by the number of corporate defaults, increased as compared to the first half of 2014, however, the aggregate value of debt defaults remained low, consistent with the last several years. The number of defaulting issuers increased to 38 in the 2015 period, according to Moody’s Investors Service, Inc., as compared to 25 in the 2014 period.

Asset Management

The percentage change in major equity market indices at June 30, 2015, as compared to such indices at March 31, 2015, December 31, 2014, and at June 30, 2014, is shown in the table below.

	Percentage Changes June 30, 2015 vs.
	March 31, 2015	December 31, 2014	June 30, 2014
Euro Stoxx	(7.4)%	8.8%	6.1%
MSCI Emerging Market	(0.2)%	1.7%	(7.5)%
MSCI World Index	(0.3)%	1.5%	(0.5)%
S&P 500	(0.2)%	0.2%	5.3%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM and the nature of the AUM product mix. Accordingly, market movements, foreign currency exchange rate volatility and changes in our AUM product mix will impact the level of revenues we receive from our Asset Management business when comparing periodic results. A substantial portion of our AUM is invested in equities. Movements in AUM during the period generally reflect the changes in equity market indices. Our AUM at June 30, 2015 increased 3% versus AUM at December 31, 2014, primarily due to market appreciation and net inflows, partially offset by adverse foreign exchange movements. Average AUM in the first half of 2015 increased 5% as compared to average AUM in the 2014 period.

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

For hedge funds, incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks or thresholds. The Company records incentive fees on traditional products and hedge funds at the end of the relevant performance measurement period, when potential uncertainties regarding the ultimate realizable amounts have been determined. The incentive fee measurement period is generally an annual period (unless an account terminates or a redemption occurs during the year). The incentive fees received at the end of the measurement period are not subject to reversal or payback. Incentive fees on hedge funds are often subject to loss carryforward provisions in which losses incurred by the hedge funds in any year are applied against certain gains realized by the hedge funds in future periods before any incentive fees can be earned.

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

Although Corporate segment net revenue during the first half of 2015 represented (1)% of Lazard’s net revenue, total assets in the Corporate segment represented 57% of Lazard’s consolidated total assets as of June 30, 2015, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, deferred tax assets and assets associated with LFB.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of previously granted deferred incentive compensation awards, including (a) share-based incentive compensation under the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”) and the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”), which expired in the second quarter of 2015, and (b) LFI and other similar deferred compensation arrangements (see Note 12 of Notes to Condensed Consolidated Financial Statements), (iii) a provision for discretionary or guaranteed cash bonuses and profit pools and (iv) when applicable, severance payments. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our actual and forecasted operating and financial performance, staffing levels, estimated forfeiture rates, competitive pay conditions and the nature of revenues earned, as well as the mix between current and deferred compensation.

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

A portion of our net revenue is derived from transactions that are denominated in currencies other than the U.S. dollar. Since the middle of 2014, the value of the U.S. dollar has strengthened against many other major currencies. As a result, net revenue for the three month and six month periods ended June 30, 2015 was negatively impacted in comparison to the prior year periods. The majority of the negative impact in each period was offset by the positive impact of the exchange rate movements on our operating expenses denominated in currencies other than the U.S. dollar.

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP. Selected financial data from the Company’s reported condensed consolidated results of operations is set forth below, followed by a more detailed discussion of both the consolidated and business segment results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)

Net Revenue	$607,951	$566,805	$1,184,804	$1,100,100

Operating Expenses:
Compensation and benefits	336,707	345,911	665,197	667,461
Non-compensation	108,251	110,300	274,970	213,437
Amortization of intangible assets related to acquisitions	1,857	706	2,890	1,926

Total operating expenses	446,815	456,917	943,057	882,824

Operating Income	161,136	109,888	241,747	217,276
Provision for income taxes	14,464	15,878	25,922	33,735

Net Income	146,672	94,010	215,825	183,541
Less – Net Income Attributable to Noncontrolling Interests	1,043	553	7,736	4,673

Net Income Attributable to Lazard Group	$145,629	$93,457	$208,089	$178,868

Operating Income as a % of net revenue	26.5%	19.4%	20.4%	19.8%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)
Operating Revenue:
Net revenue	$607,951	$566,805	$1,184,804	$1,100,100
Adjustments:
Interest expense (a)	12,452	17,150	29,533	34,486
Revenue related to noncontrolling interests (b)	(3,588)	(2,512)	(12,322)	(8,778)
Private equity revenue adjustment (c)	(12,203)	–	(12,203)	–
(Gains) losses on investments pertaining to LFI (d)	1,894	(8,906)	(2,242)	(11,532)

Operating revenue	$606,506	$572,537	$1,187,570	$1,114,276

(a)	Interest expense (excluding interest expense incurred by LFB) is added back in determining operating revenue because such expense relates to corporate financing activities and is not considered to be a cost directly related to the revenue of our business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount.
(c)

The Company disposed of its private equity business in Australia in the second quarter of 2015 in a transaction with the management team of the disposed business. Revenue of $24,388 relating to the disposal of the business (which primarily represents the realization of carried interest at fair value) is adjusted for the recognition of an obligation of $12,203 with the management of the disposed business, which obligation was previously recognized for U.S. GAAP.
(d)	Represents changes in the fair value of investments held in connection with LFI and other similar deferred compensation arrangements for which a corresponding equal amount is excluded from compensation and benefits expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$336,707	$345,911	$665,197	$667,461
Adjustments:
Noncontrolling interests (a)	(1,184)	(1,098)	(2,401)	(2,246)
(Charges) credits pertaining to LFI (b)	1,894	(8,906)	(2,242)	(11,532)

Adjusted compensation and benefits expense	$337,417	$335,907	$660,554	$653,683

Adjusted compensation and benefits expense, as a % of operating revenue	55.6%	58.7%	55.6%	58.7%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)	Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$108,251	$110,300	$274,970	$213,437
Adjustments:
Noncontrolling interests (a)	(352)	(567)	(715)	(1,001)
Charges pertaining to senior debt refinancing (b)	–	–	(60,219)	–

Adjusted non-compensation expense	$107,899	$109,733	$214,036	$212,436

Adjusted non-compensation expense, as a % of operating revenue	17.8%	19.2%	18.0%	19.1%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.
(b)	Charges pertaining to the redemption of a substantial majority of the Company’s 2017 Notes are excluded because of the non-recurring nature of such transaction. See “—Liquidity and Capital Resources—Financing Activities.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)
Earnings From Operations:
Operating revenue	$606,506	$572,537	$1,187,570	1,114,276
Deduct:
Adjusted compensation and benefits expense	(337,417)	(335,907)	(660,554)	(653,683)
Adjusted non-compensation expense	(107,899)	(109,733)	(214,036)	(212,436)

Earnings from operations	$161,190	$126,897	$312,980	$248,157

Earnings from operations, as a % of operating revenue	26.6%	22.2%	26.4%	22.3%

Headcount information is set forth below:

	As Of
	June 30, 2015	December 31, 2014	June 30, 2014
Headcount:
Managing Directors:
Financial Advisory	145	139	140
Asset Management	90	81	82
Corporate	17	16	17

Total Managing Directors	252	236	239
Other Employees:
Business segment professionals	1,147	1,139	1,100
All other professionals and support staff	1,169	1,148	1,122

Total	2,568	2,523	2,461

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

Three Months Ended June 30, 2015 versus June 30, 2014

The Company reported net income attributable to Lazard Group of $146 million, as compared to net income of $93 million in the 2014 period. The changes in the Company’s operating results during these periods are described below.

Net revenue increased $41 million, or 7%, with operating revenue increasing $34 million, or 6%, as compared to the 2014 period. Fee revenue from investment banking and other advisory activities increased $34 million, or 12%, primarily due to increases in M&A and Other Advisory fees. The increase in M&A and Other Advisory fee revenue was primarily due to an increase in the average transaction fee with respect to completed transactions involving fees greater than $1 million as compared to the 2014 period. Asset management fees, including incentive fees, decreased $7 million, or 3%, as compared to the 2014 period, principally reflecting a decrease in incentive fees relating to traditional investment products. In the aggregate, interest income, other revenue and interest expense increased $14 million as compared to the 2014 period, primarily due to a $24 million gain on the disposal of the Company’s Australian private equity business (which primarily relates to the realization of carried interest at fair value), partially offset by investment losses due to LFI. Interest expense was lower due to the refinancing of the 2017 Notes.

Compensation and benefits expense decreased $9 million, or 3%, as compared to the 2014 period, primarily driven by a decrease in amortization of deferred compensation expense, partially offset by an increase in discretionary compensation.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $337 million, an increase of $1 million as compared to $336 million in the 2014 period. The ratio of adjusted compensation and benefits expense to operating revenue was 55.6% for the 2015 period, as compared to 58.7% for the 2014 period and 55.5% for full-year 2014.

Non-compensation expense decreased $2 million, or 2%, as compared to the 2014 period, on both a U.S. GAAP and adjusted basis, including noncontrolling interests. The ratio of adjusted non-compensation expense to operating revenue was 17.8%, as compared to 19.2% in the 2014 period.

Amortization of intangible assets increased $1 million as compared to the 2014 period.

Operating income increased $51 million, or 47%, as compared to the 2014 period, and, as a percentage of net revenue, was 26.5%, as compared to 19.4% in the 2014 period.

Earnings from operations increased $34 million, or 27%, as compared to the 2014 period, and, as a percentage of operating revenue, was 26.6%, as compared to 22.2% in the 2014 period.

The provision for income taxes reflects an effective tax rate of 9.0%, as compared to 14.4% for the 2014 period (see Note 14 of Notes to Condensed Consolidated Financial Statements for additional information).

Net income attributable to noncontrolling interests remained substantially unchanged as compared to the 2014 period.

Six Months Ended June 30, 2015 versus June 30, 2014

The Company reported net income attributable to Lazard Group of $208 million, as compared to net income of $179 million in the 2014 period. The changes in the Company’s operating results during these periods are described below.

Net revenue increased $85 million, or 8%, with operating revenue increasing $73 million, or 7%, as compared to the 2014 period. Fee revenue from investment banking and other advisory activities increased $63 million, or 11%, primarily due to increases in M&A and Other Advisory fees. The increase in M&A and Other Advisory fee revenue was primarily due to an increase in the average transaction fee with respect to completed transactions involving fees greater than $1 million as compared to the 2014 period. Asset management fees, including incentive fees, were substantially unchanged as compared to the 2014 period. In the aggregate, interest income, other revenue and interest expense increased $20 million as compared to the 2014 period, primarily due to a $24 million gain on the disposal of the Company’s Australian private equity business (which primarily relates to the realization of carried interest at fair value), partially offset by lower investment gains due to LFI. Interest expense was lower due to the refinancing of the 2017 Notes.

Compensation and benefits expense decreased $2 million as compared to the 2014 period, primarily driven by a decrease in discretionary compensation, partially offset by an increase in amortization of deferred compensation expense.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $661 million, an increase of $7 million, or 1%, as compared to $654 million in the 2014 period, primarily driven by an increase in amortization of deferred compensation, partially offset by a decrease in discretionary compensation. The ratio of adjusted compensation and benefits expense to operating revenue was 55.6% for the 2015 period, as compared to 58.7% for the 2014 period and 55.5% for full-year 2014.

Non-compensation expense increased $62 million, or 29%, as compared to the 2014 period. In the 2015 period, non-compensation expense included a charge of $60 million related to the redemption of a substantial majority of the Company’s 2017 Notes. When excluding such charge, as well as non-compensation costs relating to noncontrolling interests, adjusted non-compensation expense increased $2 million, or 1%, as compared to the 2014 period, primarily reflecting increased business activity and investment in our businesses. The ratio of adjusted non-compensation expense to operating revenue was 18.0%, as compared to 19.1% in the 2014 period.

Amortization of intangible assets increased $1 million, or 50%, in the 2015 period as compared to the 2014 period.

Operating income, which included the charge relating to the redemption of a substantial majority of the Company’s 2017 Notes, increased $24 million, or 11%, as compared to the 2014 period, and, as a percentage of net revenue, was 20.4%, as compared to 19.8% in the 2014 period.

Earnings from operations, which excluded the charge related to the redemption of a substantial majority of the Company’s 2017 Notes increased $65 million, or 26%, as compared to the 2014 period, and, as a percentage of operating revenue, was 26.4%, as compared to 22.3% in the 2014 period.

The provision for income taxes reflects an effective tax rate of 10.7%, as compared to 15.5% for the 2014 period (see Note 14 of Notes to Condensed Consolidated Financial Statements for additional information).

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

Financial Advisory

The following tables summarize the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)
M&A and Other Advisory	$273,150	$233,313	$533,954	$472,457
Capital Raising	17,293	26,574	34,862	32,790

Total Strategic Advisory	290,443	259,887	568,816	505,247
Restructuring	25,941	20,882	49,087	51,018

Net Revenue	316,384	280,769	617,903	556,265
Operating Expenses	253,221	253,804	496,156	499,219

Operating Income	$63,163	$26,965	$121,747	$57,046

Operating Income, as a % of net revenue	20.0%	9.6%	19.7%	10.3%

Net revenue trends in Financial Advisory for M&A and Other Advisory and Restructuring are generally correlated to the level of completed industry-wide M&A transactions and restructuring transactions occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in non-public or sovereign advisory assignments. For example, our M&A and Other Advisory revenue, which includes Sovereign and Capital Structure Advisory revenue, increased 13% in 2015 as compared to 2014. In contrast, the industry statistics for global M&A transactions described above reflect a 30% increase in the value, and a 13% decrease in the number, of all completed transactions in the first half of 2015 as compared to 2014. For M&A deals with values greater than $500 million, the value and number of completed transactions in the first half of 2015 increased 44% and 7%, respectively, as compared to 2014.

Certain Lazard fee and transaction statistics are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Lazard Statistics:
Number of clients with fees greater than $1 million:
Total Financial Advisory	64	70	131	137
M&A and Other Advisory	41	58	111	110
Percentage of total Financial Advisory net revenue from top 10 clients	43%	30%	29%	22%
Number of M&A transactions completed with values greater than $500 million (a)	22	14	42	34

(a)	Source: Dealogic as of July 6, 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	59%	48%	58%	55%
Europe	29	43	34	37
Rest of World	12	9	8	8

Total	100%	100%	100%	100%

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

Three Months Ended June 30, 2015 versus June 30, 2014

Financial Advisory net revenue increased $36 million, or 13%, as compared to the 2014 period. Total Strategic Advisory net revenue, representing fees from our M&A and Other Advisory and Capital Raising businesses, increased $31 million, or 12%, and Restructuring revenue increased $5 million, or 24%, as compared to the 2014 period.

M&A and Other Advisory revenue increased $40 million, or 17%, while Capital Raising revenue decreased by $9 million, or 35%, as compared to the 2014 period. The increase in M&A and Other Advisory revenue was primarily due to an increase in the average transaction fee with respect to completed transactions involving fees greater than $1 million as compared to the 2014 period. Our major clients, which in the aggregate represented a significant portion of our M&A and Other Advisory revenue in the 2015 period, included Alexion Pharmaceuticals, Dynegy, Greene King, Integrys Energy Group, Kofax, Reynolds American, Siemens and Toll Holdings.

The increase in Restructuring revenue in the 2015 period was primarily due to the closing of large assignments, but overall was generally in line with the continued industry-wide low level of corporate restructuring activity. Our major clients, which in the aggregate represented a significant portion of our Restructuring revenue for the 2015 period, included Energy Future Holdings, Hercules Offshore, Longview Power, RadioShack, Sabine Oil & Gas and Walter Energy.

Operating expenses remained substantially unchanged as compared to the 2014 period, in both compensation and benefits and non-compensation expenses.

Financial Advisory operating income was $63 million, an increase of $36 million, or 134%, as compared to operating income of $27 million in the 2014 period and, as a percentage of net revenue, was 20.0%, as compared to 9.6% in the 2014 period.

Six Months Ended June 30, 2015 versus June 30, 2014

Financial Advisory net revenue increased $62 million, or 11%, as compared to the 2014 period. Total Strategic Advisory net revenue, representing fees from our M&A and Other Advisory and Capital Raising businesses, increased $64 million, or 13%, and Restructuring revenue decreased $2 million, or 4%, as compared to the 2014 period.

M&A and Other Advisory revenue increased $61 million, or 13%, while Capital Raising revenue increased by $2 million, or 6%, as compared to the 2014 period. The increase in M&A and Other Advisory revenue was primarily due to an increase in the average transaction fee with respect to completed transactions involving fees greater than $1 million as compared to the 2014 period. Restructuring revenue in the 2015 period was generally in line with the continued industry-wide low level of corporate restructuring activity.

Operating expenses decreased $3 million, or 1%, as compared to the 2014 period, primarily due to a decrease in compensation and benefits expense primarily related to a decrease in discretionary compensation, partially offset by an increase in amortization of deferred compensation expense.

Financial Advisory operating income was $122 million, an increase of $65 million, or 113%, as compared to operating income of $57 million in the 2014 period and, as a percentage of net revenue, was 19.7%, as compared to 10.3% in the 2014 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	June 30, 2015	December 31, 2014
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$47,850	$48,459
Global	32,901	33,982
Local	33,231	31,684
Multi-Regional	52,420	46,787

Total Equity	166,402	160,912

Fixed Income:
Emerging Markets	15,668	14,227
Global	3,946	3,771
Local	3,982	3,676
Multi-Regional	8,917	9,436

Total Fixed Income	32,513	31,110

Alternative Investments	3,123	3,799
Private Equity	926	1,091
Cash Management	122	191

Total AUM	$203,086	$197,103

Total AUM at June 30, 2015 was $203 billion, an increase of $6 billion, or 3%, as compared to total AUM of $197 billion at December 31, 2014, primarily due to market appreciation and net inflows, partially offset by adverse foreign exchange movements. Average AUM for the three month and six month periods ended June 30, 2015 was 2% and 5% higher than that for the three month and six month periods ended June 30, 2014, respectively.

As of June 30, 2015, approximately 89% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 11% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, and was substantially unchanged from the corresponding percentages at December 31, 2014.

As of June 30, 2015 and December 31, 2014, AUM with foreign currency exposure represented approximately 73% of our total AUM for each respective period. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$162,852	$7,761	$(6,711)	$1,050	$755	$1,745	$166,402
Fixed Income	31,722	2,365	(1,394)	971	(670)	490	32,513
Other	4,607	240	(713)	(473)	75	(38)	4,171

Total	$199,181	$10,366	$(8,818)	$1,548	$160	$2,197	$203,086

	Six Months Ended June 30, 2015
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$160,912	$13,911	$(13,641)	$270	$9,290	$(4,070)	$166,402
Fixed Income	31,110	5,768	(2,625)	3,143	(153)	(1,587)	32,513
Other	5,081	323	(1,147)	(824)	(28)	(58)	4,171

Total	$197,103	$20,002	$(17,413)	$2,589	$9,109	$(5,715)	$203,086

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

As of July 17, 2015, AUM was $205.0 billion, a $1.9 billion increase since June 30, 2015. The increase in AUM was due to market appreciation of $3.8 billion and net inflows of $0.4 billion, partially offset by foreign exchange depreciation of $2.3 billion.

Average AUM for the three month and six month periods ended June 30, 2015 and 2014 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in millions)
Average AUM by Asset Class:
Equity	$166,336	$162,148	$164,039	$157,453
Fixed Income	32,524	30,496	32,525	28,908
Alternative Investments	3,269	4,621	3,443	4,580
Private Equity	926	1,142	926	1,141
Cash Management	113	130	107	129

Total Average AUM	$203,168	$198,537	$201,040	$192,211

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)
Revenue:
Management Fees	$258,401	$257,507	$510,488	$497,030
Incentive Fees	6,978	15,774	13,261	26,152
Other Revenue	40,459	14,883	61,896	33,546

Net Revenue	305,838	288,164	585,645	556,728
Operating Expenses	193,791	185,237	375,583	360,998

Operating Income	$112,047	$102,927	$210,062	$195,730

Operating Income, as a % of net revenue	36.6%	35.7%	35.9%	35.2%

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	56%	59%	58%	60%
Europe	26	31	28	31
Rest of World	18	10	14	9

Total	100%	100%	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended June 30, 2015 versus June 30, 2014

Asset Management net revenue increased $18 million, or 6%, as compared to the 2014 period. Management fees remained substantially unchanged as compared to the 2014 period. Incentive fees decreased $8 million, or 56%, as compared to the 2014 period, primarily due to incentive fees related to traditional investment products. Other revenue increased $26 million as compared to the 2014 period, primarily due to a $24 million gain on disposal of the Company’s Australian private equity business (which relates primarily to the realization of carried interest at fair value).

Operating expenses increased $9 million, or 5%, as compared to the 2014 period, primarily due to increases in (i) compensation and benefits expense related to an increase in discretionary compensation and (ii) non-compensation expense related to increased AUM and business activity.

Asset Management operating income was $112 million, an increase of $9 million, or 9%, as compared to operating income of $103 million in the 2014 period and, as a percentage of net revenue, was 36.6%, as compared to 35.7% in the 2014 period.

Six Months Ended June 30, 2015 versus June 30, 2014

Asset Management net revenue increased $29 million, or 5%, as compared to the 2014 period. Management fees increased $13 million, or 3%, as compared to the 2014 period, reflecting a $9 billion, or 5%, increase in average AUM. Incentive fees decreased $13 million, or 49%, as compared to the 2014 period, primarily due to incentive fees related to traditional investment products. Other revenue increased $28 million, or 85%, as compared to the 2014 period, primarily due to a $24 million gain on disposal of the Company’s Australian private equity business (which relates primarily to the realization of carried interest at fair value).

Operating expenses increased $15 million, or 4%, as compared to the 2014 period, primarily due to increases in (i) compensation and benefits expense related to an increase in discretionary compensation and (ii) non-compensation expense related to increased AUM and business activity.

Asset Management operating income was $210 million, an increase of $14 million, or 7%, as compared to operating income of $196 million in the 2014 period and, as a percentage of net revenue, was 35.9%, as compared to 35.2% in the 2014 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	($ in thousands)
Interest Income	$663	$2,467	$1,418	$5,002
Interest Expense	(12,512)	(17,299)	(29,637)	(34,871)

Net Interest (Expense)	(11,849)	(14,832)	(28,219)	(29,869)
Other Revenue	(2,422)	12,704	9,475	16,976

Net Revenue (Expense)	(14,271)	(2,128)	(18,744)	(12,893)
Operating Expenses (a)	(197)	17,876	71,318	22,607

Operating Loss	$(14,074)	$(20,004)	$(90,062)	$(35,500)

(a)	Includes in the six months ended June 30, 2015, $60,219 relating to the redemption of a substantial majority of the Company’s 2017 Notes.

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended June 30, 2015 versus June 30, 2014

Net interest expense decreased by $3 million, or 20%, as compared to the 2014 period, primarily due to the redemption of $450 million of the 2017 Notes and Lazard Group’s issuance of $400 million of 3.75% senior notes due 2025 (the “2025 Notes”).

Other revenue decreased $15 million as compared to the 2014 period, primarily due to investment losses in LFI.

Operating expenses decreased $18 million as compared to the 2014 period, primarily relating to decreased compensation and benefits expense relating to deferred compensation plans.

Six Months Ended June 30, 2015 versus June 30, 2014

Net interest expense decreased by $2 million, or 6%, as compared to the 2014 period, primarily due to the redemption of $450 million of the 2017 Notes and the issuance of the 2025 Notes.

Other revenue decreased $8 million as compared to the 2014 period, primarily due to lower investment gains recorded in connection with LFI and other investments.

Operating expenses increased $49 million as compared to the 2014 period, including in the 2015 period, a charge of $60 million related to the redemption of a substantial majority of the Company’s 2017 Notes. Excluding the impact of such charge, operating expenses decreased $12 million compared to the 2014 period. The decrease was primarily related to decreased compensation and benefits expense related to deferred compensation plans.

Cash Flows

The Company’s cash flows are influenced primarily by the timing of the receipt of Financial Advisory and Asset Management fees, the timing of distributions to members, payments of incentive compensation to managing directors and employees and purchases of Lazard Ltd Class A common stock. Cash flows also were affected in the 2015 period by the redemption of $450 million of the 2017 Notes and the issuance of the 2025 Notes. M&A and Other Advisory and Asset Management fees are generally collected within 60 days of billing, while Restructuring fee collections may extend beyond 60 days, particularly those that involve bankruptcies with court-ordered holdbacks. Fees from our Private Fund Advisory activities are generally collected over a four-year period from billing and typically include an interest component.

The Company makes cash payments for, or in respect of, a significant portion of its incentive compensation during the first three months of each calendar year with respect to the prior year’s results. In addition, during the 2014 period, the Company made cash payments, including severance payments, associated with cost saving initiatives.

Summary of Cash Flows:

	Six Months Ended June 30,
	2015	2014
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$215.8	$183.5
Adjustments to reconcile net income to net cash provided by operating activities (a)	221.4	180.7
Other operating activities (b)	(226.4)	(297.7)

Net cash provided by operating activities	210.8	66.5

Investing activities	(13.1)	(5.5)
Financing activities (c)	(402.6)	(284.4)
Effect of exchange rate changes	(22.8)	2.8

Net Decrease in Cash and Cash Equivalents	(227.7)	(220.6)
Cash and Cash Equivalents:
Beginning of Period	917.2	832.3

End of Period	$689.5	$611.7

(a)	Consists of the following:

	Six Months Ended June 30,
	2015	2014
	($ in millions)
Depreciation and amortization of property	$15.9	$17.7
Amortization of deferred expenses and stock units	170.7	157.3
Amortization of intangible assets related to acquisitions	2.9	1.9
Deferred tax provision (benefit)	(3.9)	3.8
Loss on extinguishment of debt	60.2	–
Gain on disposal of subsidiaries	(24.4)	–

Total	$221.4	$180.7

(b)	Includes net changes in operating assets and liabilities.
(c)	Consists primarily of purchases of shares of Class A common stock, tax withholdings related to the settlement of vested restricted stock units (“RSUs”) and vested performance-based restricted stock units (“PRSUs”), distributions to members and noncontrolling interest holders, and activity relating to borrowings, including, in 2015, the redemption of a majority of the Company’s 2017 Notes and issuance of the 2025 Notes.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, purchases of shares of Lazard Ltd Class A common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At June 30, 2015, Lazard Group had approximately $690 million of cash, with such amount including approximately $316 million held at Lazard’s operations outside the U.S. Since Lazard provides for

U.S. income taxes on substantially all of its unrepatriated foreign earnings, we expect that no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of June 30, 2015, Lazard had approximately $247 million in unused lines of credit available to it, including a $150 million, three-year, senior revolving credit facility with a group of lenders (the “Credit Facility”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $39 million (at June 30, 2015 exchange rates) and Edgewater of $55 million. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

The Credit Facility expires in September 2015 and contains customary terms and conditions, including limitations on consolidations, mergers, indebtedness and certain payments, as well as financial condition covenants relating to leverage and interest coverage ratios. Lazard Group’s obligations under the Credit Facility may be accelerated upon customary events of default, including non-payment of principal or interest, breaches of covenants, cross-defaults to other material debt, a change in control and specified bankruptcy events. The Company is currently discussing a potential renewal of the Credit Facility.

Financing Activities

The table below sets forth our corporate indebtedness as of June 30, 2015 and December 31, 2014. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

	Maturity Date	As of		Increase (Decrease)
		June 30, 2015	December 31, 2014
		($ in millions)
Senior Debt:
6.85%	2017	$98.4	$548.4	$(450.0)
4.25%	2020	500.0	500.0	–
3.75%	2025	400.0	–	400.0

Total Senior Debt		$998.4	$1,048.4	$(50.0)

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Credit Facility remains outstanding and unpaid or any other amount is due to the lending bank group, the Credit Facility includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be greater than 4.00 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Credit Facility) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended June 30, 2015, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.12 to 1.00 and its Consolidated Interest Coverage Ratio being 18.33 to 1.00. In any event, no amounts were outstanding under the Credit Facility as of June 30, 2015.

In addition, the Credit Facility, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At June 30, 2015, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Members’ Equity

At June 30, 2015, total members’ equity was $514 million, as compared to $494 million at December 31, 2014, including $455 million and $432 million attributable to Lazard Group on the respective dates. The net activity in members’ equity during the six month period ended June 30, 2015 is reflected in the table below (in millions of dollars):

Members’ Equity—January 1, 2015	$494

Increase (decrease) due to:
Net income	216
Other comprehensive loss	(31)
Amortization of share-based incentive compensation	123
Purchase of Lazard Ltd Class A common stock	(141)
Settlement of share-based incentive compensation, net of related tax benefit of $9 (a)	(93)
Distributions to members and noncontrolling interests, net	(53)
Other—net	(1)

Members’ Equity—June 30, 2015	$514

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

The Board of Directors of Lazard has issued a series of authorizations to repurchase Lazard Ltd Class A common stock, which help offset the dilutive effect of our share-based incentive compensation plans. During a given year Lazard intends to repurchase at least as many shares as it expects to ultimately issue pursuant to such compensation plans in respect of year-end incentive compensation attributable to the prior year. The rate at which Lazard purchases shares in connection with this annual objective may vary from quarter to quarter due to a variety of factors. Purchases with respect to such program are set forth in the table below:

	Number of Shares	Average Price Per Share
Six Months Ended June 30:
2014	4,114,206	$46.83
2015	2,306,694	$51.04

The shares purchased in the six months ended June 30, 2014 included 1,000,000 shares purchased from Natixis S.A. on June 26, 2014 for approximately $50 million in connection with the sale by Natixis S.A. of its entire investment in Lazard Ltd’s Class A common stock. The purchase transaction closed on July 1, 2014.

As of June 30, 2015, a total of $161 million of share repurchase authorization remained available under the Lazard Ltd’s share repurchase program, $11 million of which will expire on December 31, 2015 and $150 million of which will expire on December 31, 2016.

During the six months ended June 30, 2015, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases in the open market.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of June 30, 2015:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior Debt (including interest) (a)	$1,278,616	$43,612	$177,587	$72,500	$984,917
Operating Leases (exclusive of $73,063 of committed sublease income)	914,913	81,958	145,545	126,757	560,653
Capital Leases (including interest)	10,992	2,180	8,772	40	–
Investment Capital Funding Commitments (b)	16,798	16,798	–	–	–

Total (c)	$2,221,319	$144,548	$331,904	$199,297	$1,545,570

(a)	See Note 9 of Notes to Condensed Consolidated Financial Statements.
(b)	Unfunded commitments to private equity investments consolidated but not owned by Lazard of $6,588 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders. See Note 5 of Notes to Condensed Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.
(c)	The table above excludes contingent obligations, as well as any possible payments for uncertain tax positions, given the inability to estimate the possible amounts and timing of any such payments. See Notes 10, 12, 13 and 14 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes, respectively.

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

The Company earns performance-based incentive fees on various investment products, including traditional products and alternative investment funds such as hedge funds and private equity funds. See “Financial Statement Overview” for a description of our revenue recognition policies on such fees.

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

Certain of our tax-paying entities have individually experienced losses on a cumulative three year basis. In addition, one of our tax paying entities has recorded a valuation allowance on all of its deferred tax assets due to the combined effect of operating losses in certain subsidiaries of that entity as well as foreign taxes that together substantially offset any U.S. tax liability. Taking into account all available information, we cannot determine that it is more likely than not that deferred tax assets will be realized. Considering the recent operating results of such entities, we have recorded valuation allowances on our deferred tax assets of $102 million as of December 31, 2014.

If any significant valuation allowance reduction were to occur, for subsequent annual periods, we expect that, our effective tax rate, with all other factors being held constant, would increase and could be significantly higher than our effective tax rate in the period preceding the period of the reduction in the valuation allowance. In such a situation, with all other factors being held constant, an increase in our effective tax rate as a result of the reduction in the valuation allowance would not impact the amount of cash income taxes we would pay to taxing authorities.

We record tax positions taken or expected to be taken in a tax return based upon our estimates regarding the amount that is more likely than not to be realized or paid, including in connection with the resolution of any related appeals or other legal processes. Accordingly, we recognize liabilities for certain unrecognized tax benefits based on the amounts that are more likely than not to be settled with the relevant taxing authority. Such liabilities are evaluated periodically as new information becomes available and any changes in the amounts of such liabilities are recorded as adjustments to “income tax expense.” Liabilities for unrecognized tax benefits involve significant judgment and the ultimate resolution of such matters may be materially different from our estimates.

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

Data relating to investments is set forth below:

	June 30, 2015	December 31, 2014
	($ in thousands)
Seed investments by asset class:
Equities (a)	$114,167	$121,611
Fixed income	10,701	15,602
Alternative investments	20,093	26,374

Total seed investments	144,961	163,587

Other investments owned:
Private equity (b)	102,817	108,049
Interest-bearing deposits (c)	56,411	84,575
Fixed income and other	22,144	25,629

Total other investments owned	181,372	218,253

Subtotal	326,333	381,840

Add:
Equity method and private equity consolidated, not owned (d)	5,838	14,197
LFI (e)	214,382	213,189

Total investments	$546,553	$609,226

(a)	At June 30, 2015 and December 31, 2014, seed investments in directly owned equity securities were invested as follows:

	June 30, 2015	December 31, 2014
Percentage invested in:
Financials	34%	33%
Consumer	29	27
Industrial	12	12
Technology	10	10
Energy	4	5
Other	11	13

Total	100%	100%

(b)	Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $23 million and $25 million as of June 30, 2015 and December 31, 2014, respectively.

(c)	Short to medium term interest rates generally turned negative in Europe during 2014 and remain very low in many other countries and regions throughout the world. In the normal course of asset and liability management activities, both from a corporate treasury and LFB perspective, the Company attempts to minimize negative interest rates on its cash investments. Interest-bearing deposits generally provide positive yields when held to maturity, while also generally allowing immediate penalty-free withdrawal at any time (with less or no interest earned in such case).

(d)	Represents investments accounted for under the equity method of accounting and private equity investments that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “members’ equity” on the condensed consolidated statements of financial condition.

(e)	Composed of investments held in connection with LFI and other similar deferred compensation arrangements. The market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to awards expected to vest. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives.

At June 30, 2015 and December 31, 2014, total investments with a fair value of $483 million and $517 million, respectively, included $103 million and $116 million, respectively, or 21% and 22%, respectively, of investments that were classified as Level 3 investments. A majority of our Level 3 investments at both dates are priced based on a NAV. During the six months ended June 30, 2015 and 2014, gains of approximately $8 million and $7 million, respectively, were recognized in “revenue-other” on the condensed consolidated statement of operations pertaining to Level 3 investments. See Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of June 30, 2015 and December 31, 2014, the Company held seed investments of approximately $145 million and $164 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $40 million in eight entities as of June 30, 2015, as compared to $42 million in seven entities as of December 31, 2014.

As of June 30, 2015 and December 31, 2014, the Company did not consolidate or deconsolidate any seed investment entities. As such, 100% of the recorded balance of seed investments as of June 30, 2015 and December 31, 2014 represented the Company’s economic interest in the seed investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed investment entities.

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

Prices of equity and debt securities and other instruments that comprise our AUM are generally provided by well-recognized, independent, third-party vendors. Such third-party vendors rely on prices provided by external pricing services which are obtained from recognized exchanges or markets, or, for certain fixed income securities, from an evaluated bid or other similarly sourced price.

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

Equity Market Price Risk—At June 30, 2015 and December 31, 2014, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $123 million and $131 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $1.0 million and $2.0 million in the carrying value of such investments as of June 30, 2015 and December 31, 2014, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At both June 30, 2015 and December 31, 2014, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $43 million. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $0.1 million and $0.2 million in the carrying value of such investments as of June 30, 2015 and December 31, 2014, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At both June 30, 2015 and December 31, 2014, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $68 million. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the US dollar would result in a decrease of approximately $0.7 million and $0.6 million in the carrying value of such investments as of June 30, 2015 and December 31, 2014, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At June 30, 2015 and December 31, 2014, the Company’s exposure to changes in fair value of such investments was approximately $103 million and $108 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $10.3 million and $10.8 million in the carrying value of such investments as of June 30, 2015 and December 31, 2014, respectively.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At June 30, 2015, total receivables amounted to $505 million, net of an allowance for doubtful accounts of $21 million. As of that date, Financial Advisory and Asset Management fees, and customer receivables comprised 88% and 12% of total receivables, respectively. At December 31, 2014, total receivables amounted to $558 million, net of an allowance for doubtful accounts of $24 million. As of that date, Financial Advisory and Asset Management fees, and customer receivables comprised 87% and 13% of total receivables, respectively. At June 30, 2015 and December 31, 2014, the Company had receivables past due or deemed uncollectible of approximately $23 million and $25 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit (primarily for clients of LFG). At June 30, 2015 and December 31, 2014, customer receivables included $31 million and $35 million of LFB loans, respectively, with such loans being fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors exposure to individual counterparties.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $2 million at both June 30, 2015 and December 31, 2014, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $1 million and $0.8 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $202 million and $207 million at June 30, 2015 and December 31, 2014, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of June 30, 2015, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $7 million in the event interest rates were to increase by 1% and decrease by approximately $7 million if rates were to decrease by 1%.

As of June 30, 2015, the Company’s cash and cash equivalents totaled approximately $690 million. Substantially all of the Company’s cash and cash equivalents were invested in highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or Agency money market funds), in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

Dated: July 27, 2015

LAZARD GROUP LLC

By:	/s/ Matthieu Bucaille
Name:	Matthieu Bucaille
Title:	Chief Financial Officer

By:	/s/ Dominick Ragone
Name:	Dominick Ragone
Title:	Chief Accounting Officer