Form 10-K
period 2015-12-31
Lazard Group LLC
filed 2016-02-25
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, none of the Registrant’s common membership interests were held by non-affiliates.

As of January 29, 2016, in addition to profit participation interests, there were two managing member interests outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

LAZARD GROUP LLC

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

i

Part I

When we use the terms “Lazard Group”, “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock (the “Class A common stock”) are publicly traded on the New York Stock Exchange under the symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd’s primary operating asset is its indirect ownership as of December 31, 2015 of all of the common membership interests in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries that are co-managing members of Lazard Group.

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

Financial Advisory

Our Financial Advisory business offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”) and other strategic matters, restructurings, capital structure, capital raising, corporate preparedness and various other financial matters. We focus on solving our clients’ most complex issues, providing advice to key decision-makers, senior management, boards of directors and business owners, as well as governments and governmental agencies, in transactions that typically are of significant strategic and financial importance to them.

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

For the years ended December 31, 2015, 2014 and 2013, our Financial Advisory segment net revenue totaled $1.280 billion, $1.207 billion and $981 million, respectively, accounting for approximately 54%, 53% and 49%, respectively, of our consolidated net revenue for such years. We earned $1 million or more from 268 clients, 281 clients and 235 clients for the years ended December 31, 2015, 2014 and 2013, respectively. For the years ended December 31, 2015, 2014 and 2013, the ten largest fee paying clients constituted approximately 17%, 15% and 19%, respectively, of our Financial Advisory segment net revenue, with no client individually contributing more than 10% of segment net revenue during any of these years. For the years ended December 31, 2015, 2014 and 2013, our Financial Advisory segment reported operating income of $274 million, $229 million and $21 million, respectively. Operating income in 2013 included charges of $47 million associated with the cost saving initiatives (as described in Note 16 of Notes to Consolidated Financial Statements) announced by the Company in October 2012. Excluding the impact of such charges, our Financial Advisory segment had operating income of $68 million in the year ended December 31, 2013. At December 31, 2015, 2014 and 2013, our Financial Advisory segment had total assets of $763 million, $786 million and $715 million, respectively.

We believe that we have been pioneers in offering financial advisory services on an international basis, with the establishment of our New York, Paris and London offices dating back to the nineteenth century. We maintain a major local presence in the United States (“U.S.”), the United Kingdom (the “U.K.”) and France, including a network of regional branch offices in the U.S., as well as a presence in Argentina, Australia, Belgium, Brazil, Chile, China, Colombia, Germany, Hong Kong, India, Italy, Japan, Korea, the Netherlands, Panama, Peru, Singapore, Spain, Sweden, Switzerland and the Middle East Region.

In addition to seeking business centered in the regions described above, we historically have focused in particular on advising clients with respect to cross-border transactions. We believe that we are particularly well known for our legacy of offering broad teams of professionals who are indigenous to their respective regions, who have long-term client relationships, capabilities and know-how in their respective regions, and who will coordinate with our professionals who have global sector expertise. We also believe that this positioning affords us insight around the globe into key industry, economic, governmental and regulatory issues and developments, which we can bring to bear on behalf of our clients.

Our Financial Advisory business has made certain business acquisitions and entered into other strategic business relationships. For example, in 2012, we integrated our Brazilian operations based in São Paulo, and established a Lazard Africa initiative to leverage our sovereign and corporate expertise in this rapidly growing region, for our clients in both developed and developing countries. In addition, in 2014, we acquired certain securities sales and trading assets that facilitate the execution of exchange offers and other transactions related to financial advice provided by our Capital Advisory and Convertible Securities practice groups, and we took other steps that have enabled us to act as an underwriter in public offerings and other distributions of securities in order to buttress our Financial Advisory business. In 2015, we established a Lazard Central and Eastern Europe initiative to provide financial advisory services to businesses and governments in the region, as well as to our clients outside the region that are active in the region.

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

When we assist clients in connection with corporate preparedness matters, our services may include reviewing and analyzing the business and financial condition of the company and assisting in the evaluation of defense measures and strategic alternatives potentially available to the company.

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

Staffing

We staff each of our assignments with a team of quality professionals who have appropriate product and industry expertise. We pride ourselves on, and we believe we differentiate ourselves from our competitors by, being able to offer a high level of attention from senior personnel to our clients and organizing ourselves in such a way that managing directors who are responsible for securing and maintaining client relationships also actively participate in providing related advice and services. Our managing directors have significant experience, and many of them are able to use this experience to advise on M&A, financings, restructurings, capital structure, corporate preparedness and other transactions or financial matters, depending on our clients’ needs. Many of our managing directors and senior employees come from diverse backgrounds, such as senior executive positions at corporations and in government, law and strategic consulting, which we believe enhances our ability to offer sophisticated advice and customized solutions to our clients. As of December 31, 2015, our Financial Advisory segment had 139 managing directors and 768 other professionals (which includes directors, vice presidents, associates and analysts).

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

In addition to our Mergers and Acquisitions and Restructuring practices, we also maintain specialties in the following distinct practice areas within our Financial Advisory business:

•	government and sovereign advisory;

•	capital structure and debt advisory;

•	corporate preparedness and defense advisory;

•	fund raising for alternative investment funds; and

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

Strategy

Our focus in our Financial Advisory business is on:

•	investing in our intellectual capital through senior professionals who we believe have strong client relationships and industry expertise;

•	increasing our contacts with existing clients to further enhance our long-term relationships and our efforts in developing new client relationships;

•	developing new client relationships;

•

expanding the breadth and depth of our industry expertise and selectively adding or reinforcing practice areas, such as our Capital Structure Advisory, Corporate Preparedness and Sovereign Advisory groups;

•	coordinating our industry specialty activities on a global basis and increasing the integration of our industry experts in Mergers and Acquisitions with our other professionals;

•	selectively bolstering our existing presence in certain local markets;

•

broadening our geographic presence by adding new offices, including, since the beginning of 2009, offices in Australia (Perth) and the Middle East Region, as well as integrating our Brazilian operations based in São Paulo and establishing the Lazard Africa and Lazard Central and Eastern Europe initiatives; and

•

deploying our intellectual capital, strong client relationships and other assets to generate new revenue streams, including, for example, revenue that may be generated by acting as an underwriter in public offerings and other distributions of securities related to the activities of our Financial Advisory business.

In addition to the investments made as part of this strategy, we believe that our Financial Advisory business may benefit from external market factors, including:

•	demand for independent, unbiased financial advice;

•	debt reduction, recapitalization and related activities that are occurring in developed and emerging markets;

•	relatively low interest rates and high corporate cash balances in the current macroeconomic environment; and

•	favorable levels of cross-border M&A and large capitalization M&A, two of our areas of historical specialization.

Going forward, our strategic emphasis in our Financial Advisory business is to leverage the investments we have made to grow our business and drive our productivity. We continue to seek to opportunistically attract outstanding individuals to our business. We routinely reassess our strategic position and may in the future seek opportunities to further enhance our competitive position.

Asset Management

Our Asset Management business offers a broad range of global investment solutions and investment management services in equity and fixed income strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients. Our goal in our Asset Management business is to produce superior risk-adjusted investment returns and provide customized investment solutions for our clients. Many of our equity investment strategies share an investment philosophy that centers on fundamental security selection with a focus on analyzing, among other things, a company’s financial position, outlook, opportunities and risks, together with its valuation.

As of December 31, 2015, total assets under management (“AUM”) were $186 billion, of which approximately 81% was invested in equities, 16% in fixed income, 2% in alternative investments and 1% in private equity funds. As of the same date, within the equity asset class, approximately 35% of our AUM was invested in multi-regional (i.e., non-U.S. and regional non-U.S.) investment strategies, 24% in emerging markets strategies, 21% in global investment strategies and 20% in local investment strategies. Within the fixed income asset class, approximately 47% of our AUM was invested in emerging markets strategies, 26% in multi-regional (i.e., non-U.S. and regional non-U.S.) investment strategies, 14% in global investment strategies and 13% in local investment strategies. Our top ten clients accounted for 21%, 24% and 24% of our total AUM at December 31, 2015, 2014 and 2013, respectively, with no client individually contributing more than 10% of our Asset Management segment net revenue during any of the respective years. Approximately 89% of our AUM as of December 31, 2015 was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 11% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

The charts below illustrate the mix of our AUM as of December 31, 2015, measured by broad product strategy and by office location.

For the years ended December 31, 2015, 2014 and 2013, our Asset Management segment net revenue totaled $1.111 billion, $1.135 billion and $1.039 billion, respectively, accounting for approximately 47%, 49% and 52%, respectively, of our consolidated net revenue for such years. For the years ended December 31, 2015, 2014 and 2013, our Asset Management segment reported operating income of $374 million, $385 million and $335 million, respectively. Operating income in 2013 included charges of $0.2 million associated with the cost saving initiatives announced by the Company in October 2012, and a charge of $12 million relating to private equity incentive compensation (as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Excluding the impact of such charges, our Asset Management segment had operating income of $347 million for the year ended December 31, 2013. At December 31, 2015, 2014 and 2013, our Asset Management segment had total assets of $640 million, $588 million and $612 million, respectively.

LAM and LFG

Our largest Asset Management businesses are Lazard Asset Management LLC and its subsidiaries (“LAM”), with offices in New York, Boston, Chicago, Dubai, Dublin, Frankfurt, Hamburg, Hong Kong, London, Manama, Milan, Montreal, San Francisco, Seoul, Singapore, Sydney, Tokyo, Toronto and Zurich (aggregating approximately $168 billion in total AUM as of December 31, 2015), and Lazard Frères Gestion SAS (“LFG”), with offices in Paris, Bordeaux, Brussels, Lyon and Nantes (aggregating approximately $17 billion in total AUM as of December 31, 2015). These operations, with 90 managing directors and 392 professionals as of December 31, 2015, provide our Asset Management business with both a global presence and a local identity.

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

Convertibles

Listed Infrastructure

Quantitative

Trend

Real Estate

Multi Strategies

Managed Volatility

Global Ex

Global Ex-U.K.

Global Ex-Japan

Global Ex-Australia

Pan-European

Large Capitalization

Small Capitalization

Quantitative

Eurozone

Large Capitalization

Small Capitalization

Continental European

Small Cap

Multi Cap

Eurozone

Euro-Trend (Thematic)

Asian

Asia Ex-Japan

Quantitative

Europe, Australasia and Far East

Large Capitalization

Small Capitalization

Multi-Capitalization

Quantitative

Real Estate

U.S.

Large Capitalization

Mid Capitalization

Small/Mid Capitalization

Small Capitalization

Multi-Capitalization

Real Estate

Other

U.K. (Large Capitalization)

U.K. (Small Capitalization)

U.K. Quantitative

Australia

France (Large Capitalization)

France (Small Capitalization)

Japan

Korea

Global Large Capitalization Small Capitalization Quantitative Multi Strategies Managed Volatility Latin America Latin America Middle East North Africa Middle East North Africa

Fixed Income and Cash Management	Global Core Fixed Income High Yield Short Duration	Pan-European Core Fixed Income High Yield Cash Management Duration Overlay Eurozone Fixed Income Cash Management Corporate Bonds	U.S. Core Fixed Income High Yield Short Duration Municipals Cash Management Non-U.S. U.K. Fixed Income	Global Emerging Debt Emerging Corporates

Alternative	Global Fund of Hedge Funds Fund of Closed-End Funds (Long and Long/Short) Convertible Long/Short Equity Arbitrage/Relative Value Multi Asset	European Long/Short Equity	U.S. U.S. (Long/Short) Non-U.S. Japan (Long/Short)	Global Emerging Income Emerging Debt

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

Strategy

Our strategic plan in our Asset Management business is to focus on delivering superior investment performance and client service and broadening our product offerings and distribution in selected areas in order to continue to drive improved business results. Over the past several years, in an effort to improve our Asset Management business’ operations and expand our Asset Management business, we have:

•	focused on enhancing our investment performance;

•	improved our investment management platform by adding a number of senior investment professionals (including portfolio managers and analysts);

•	continued to strengthen our marketing and consultant relations capabilities, including by expanding our marketing resources;

•	expanded our product platform, including through the addition of long/short equity strategies and an equity team focused on Middle East and North African markets; and

•	continued to expand the geographic reach of our Asset Management business, including through opening offices in Dubai, Singapore and Dublin.

We believe that our Asset Management business has long maintained an outstanding team of portfolio managers and global research analysts. We intend to maintain and supplement our intellectual capital to achieve our goals. We routinely reassess our strategic position and may in the future seek acquisitions or other transactions, including the opportunistic hiring of new employees, in order to further enhance our competitive position. We also believe that our specific investment strategies, global reach, unique brand identity and access to multiple distribution channels may allow us to expand into new investment products, strategies and geographic locations. In addition, we may expand our participation in alternative investment activities through investments in new and successor funds, and through organic growth, acquisitions or otherwise. We may also continue to expand our geographic reach.

Alternative Investments

Since 2005, we have been engaged in selected alternative investments and private equity activities. In 2009, we established a private equity business with The Edgewater Funds (“Edgewater”), a Chicago-based private equity firm, through the acquisition of Edgewater’s management vehicles. As of December 31, 2015, Edgewater had approximately $1 billion of AUM and unfunded fee-earning commitments.

Historically, Lazard also has made selected investments with its own capital, often alongside capital of qualified institutional and individual investors in connection with Lazard’s selected alternative investments and private equity activities. These investments typically have been organized in funds that make substantial or controlling investments in private or public companies, generally through privately negotiated transactions and with a view to divest within two to seven years. While potentially risky and frequently illiquid, such investments, when successful, can yield investors substantial returns on capital and generate attractive management and performance fees for the sponsor of such funds.

Employees

We believe that our people are our most important asset, and it is their reputation, talent, integrity and dedication that underpin our success. As of December 31, 2015, we employed 2,610 people, which included 139 managing directors and 768 other professionals in our Financial Advisory segment and 90 managing directors and 405 other professionals in our Asset Management segment. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees worldwide. We generally utilize an evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for improved performance. Generally, our employees are not subject to any collective bargaining agreements, except that our employees in certain of our offices, including France and Italy, are covered by national, industry-wide collective bargaining agreements. We believe that we have good relations with our employees.

Competition

The financial services industry, and all of the businesses in which we compete, are intensely competitive, and we expect them to remain so. Our competitors are other investment banking and financial advisory firms, broker-dealers, commercial and “universal” banks, insurance companies, investment management firms, hedge fund management firms, alternative investment firms and other financial institutions. We compete with some of them globally and with others on a regional, product or niche basis. We compete on the basis of a number of factors, including quality of people, transaction execution skills, investment track record, quality of client service, individual and institutional client relationships, absence of conflicts, range and price of products and services, innovation, brand recognition and business reputation.

While our competitors vary by country in our Financial Advisory business, we believe our primary competitors in securing engagements are Bank of America Merrill Lynch, Barclays, Centerview Partners LLC, Citigroup, Credit Suisse, Deutsche Bank, Evercore Partners, Goldman Sachs, Greenhill, JPMorgan Chase, Morgan Stanley, Rothschild and UBS. In our Restructuring practice, we believe our primary competitors are Centerview Partners, Evercore Partners, Houlihan Lokey, PJT Partners, Moelis & Company and Rothschild.

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

Many of our competitors are large, consolidated financial institutions that have the ability to offer a wider range of products than we offer, including loans, deposit taking, insurance and brokerage services. Many of these firms also offer more extensive asset management and investment banking services, which may enhance their competitive position. They also may have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenue in an effort to gain market share, which could result in pricing pressure in our businesses. At the same time, demand for independent financial advice has increased and has created opportunities for new entrants, including a number of boutique financial advisory firms. These boutique firms frequently compete, among other factors, on the basis of their independent financial advice, and their activities also could result in pricing and other competitive pressure in our businesses.

Regulation

Our businesses, as well as the financial services industry generally, are subject to extensive regulation throughout the world. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our stockholders or creditors. Many of our affiliates that participate in securities markets are subject to comprehensive regulations that include some form of minimum capital retention requirements and customer protection rules. In the U.S., certain of our subsidiaries are subject to such regulations promulgated by the United States Securities and Exchange Commission (the “SEC”), and/or the Financial Industry Regulatory Authority (“FINRA”). Standards, requirements and rules implemented throughout the European Union are broadly comparable in scope and purpose to the regulatory capital and customer protection requirements imposed under the SEC and FINRA rules. European Union directives also permit local regulation in each jurisdiction, including those in which we operate, to be more restrictive than the requirements of such European Union-wide directives. These sometimes burdensome local requirements can result in certain competitive disadvantages to us.

In the U.S., the SEC is the federal agency responsible for the administration of the federal securities laws. FINRA is a voluntary, self-regulatory body composed of members, such as our broker-dealer subsidiaries, that have agreed to abide by FINRA’s rules and regulations. The SEC, FINRA and other U.S. and non-U.S. regulatory organizations may examine the activities of, and may expel, fine and otherwise discipline us and our employees. The laws, rules and regulations comprising this framework of regulation and the interpretation and enforcement of existing laws, rules and regulations are constantly changing. The effect of any such changes cannot be predicted and may impact the manner of operation and profitability of our businesses.

Our principal U.S. broker-dealer subsidiary, Lazard Frères & Co. LLC (“LFNY”), through which we conduct most of our U.S. Financial Advisory business, is currently registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in all 50 U.S. states, the District of Columbia and Puerto Rico. As such, LFNY is subject to regulations governing most aspects of the securities business, including minimum capital retention requirements, record-keeping and reporting procedures, relationships with customers, experience and training requirements for certain employees, and business procedures with firms that are not members of certain regulatory bodies. In addition, LFNY is a member organization of the New York Stock Exchange LLC and the NYSE MKT LLC and is subject to various rules and regulations that have been promulgated by these securities exchanges. Lazard Asset Management Securities LLC, a subsidiary of LAM, is registered as a broker-dealer with the SEC and FINRA and in all 50 U.S. states, the District of Columbia and Puerto Rico. Lazard Middle Market LLC, a subsidiary of Goldsmith, Agio, Helms & Lynner, LLC (“GAHL”), is registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in various U.S. states and territories.

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

Certain of our Asset Management subsidiaries are registered as investment advisors with the SEC. As a registered investment advisor, each is subject to the requirements of the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and the SEC’s regulations thereunder. Such requirements relate to, among other things, the relationship between an advisor and its advisory clients, as well as general anti-fraud prohibitions. LAM serves as an advisor to several mutual funds which are registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Investment Company Act regulates, among other things, the relationship between a mutual fund and its investment advisor (and other service providers) and prohibits or severely restricts principal transactions between an advisor and its advisory clients, imposes record-keeping and reporting requirements, disclosure requirements, limitations on trades where a single broker acts as the agent for both the buyer and seller, and limitations on affiliated transactions and joint transactions. Lazard Asset Management Securities LLC, a subsidiary of LAM, serves as an underwriter or distributor for mutual funds and hedge funds managed by LAM, and as an introducing broker to Pershing LLC for unmanaged accounts of LAM’s private clients.

Compagnie Financière Lazard Frères SAS (“CFLF”), our French subsidiary under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through our Paris-based banking subsidiary, Lazard Frères Banque SA (“LFB”). The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), also are subject to regulation and supervision by the Autorité des Marchés Financiers. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. In 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

As a result of certain changes effected by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) related to the regulation of over-the-counter swaps and other derivative instruments, LAM and certain of its subsidiaries have registered with the U.S. Commodity Futures Trading Commission (the “CFTC”) and the National Futures Association (the “NFA”), and are subject to certain aspects of the U.S. Commodity Exchange Act and the regulations thereunder, and to the rules of the NFA. The CFTC and the NFA have authority over the laws, rules and regulations related to commodities (including the over-the-counter swaps and derivatives markets), and regulate our relationship with clients who trade in these instruments. The U.S. Commodity Exchange Act and the regulations thereunder also impose additional record-keeping and reporting requirements and disclosure requirements on LAM and its subsidiaries.

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

We are also subject to various anti-bribery, anti-money laundering and counter-terrorist financing laws, rules and regulations in the jurisdictions in which we operate. The U.S. Foreign Corrupt Practices Act, for example, generally prohibits offering, promising or giving, or authorizing others to give, anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business. In addition, we are required to comply with economic sanctions and embargo programs administered by the U.S. Treasury’s Office of Foreign Assets Control and by similar governmental agencies and other authorities worldwide. Violations of any of these laws, rules, regulations and programs can give rise to administrative, civil or criminal penalties.

The U.S. and other governments and institutions have taken actions, and may continue to take further actions, that affect the global financial markets. Such further actions could include expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect of any such expanded or new standards, requirements and rules is uncertain and could have adverse consequences to our business and results of operations. See Item 1A, “Risk Factors—Other Business Risks—Extensive regulation of our businesses limits our activities and results in ongoing exposure to the potential for significant penalties, including fines or limitations on our ability to conduct our businesses.”

Executive Officers of the Registrant

Set forth below are the name, age, present title, principal occupation and certain biographical information for each of our executive officers as of February 19, 2016, all of whom have been appointed by, and serve at the pleasure of, our board of directors.

Kenneth M. Jacobs, 57

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

Matthieu Bucaille, 56

Mr. Bucaille has served as Chief Financial Officer of Lazard Ltd and Lazard Group since April 2011. Mr. Bucaille has served as a Managing Director of Lazard since 1998 and served as the Deputy Chief Executive Officer of LFB in Paris from October 2009 until December 2011. Mr. Bucaille joined Lazard in 1989 from the First Boston Corporation in New York.

Ashish Bhutani, 55

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

Scott D. Hoffman, 53

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

Alexander F. Stern, 49

Mr. Stern has served as Chief Operating Officer of Lazard Ltd and Lazard Group since November 2008. Mr. Stern has served as a Managing Director of Lazard since January 2002, as Chief Executive Officer, Financial Advisory, since April 2015, and as Global Head of Strategy since February 2006. Mr. Stern previously served as a Vice President in Lazard’s Financial Advisory business from January 1998 to December 2000 and as a Director from January 2001 to December 2001. Mr. Stern initially joined Lazard in 1994 and previously held various positions with Patricof & Co. Ventures and IBM.

Where You Can Find Additional Information

Lazard Group files current, annual and quarterly reports and other information required by the Exchange Act with the SEC. You may read and copy any document the Company files at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company’s SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov. Copies of these reports and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005, U.S.A.

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

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Unfavorable economic and market conditions can adversely affect our financial performance in both the Financial Advisory and Asset Management businesses. The future market and economic climate may deteriorate because of many factors, such as a general slowing of economic growth globally or regionally, periods of volatility in securities markets, volatility and tightening of liquidity in credit markets, volatility or significant realignments in currency markets, increases in interest rates, inflation, corporate or sovereign defaults, natural disasters, terrorism or political uncertainty.

In recent years, regional and global capital markets and economies have experienced periods of significant disruption and volatility. If these conditions continue or if current conditions materially worsen, our business may be adversely affected, which may have a material impact on our business and results of operations.

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

Within our Financial Advisory business, we have typically seen that, during periods of economic strength and growth, our Mergers and Acquisitions practice historically has been more active and our Restructuring practice has been less active. Conversely, during periods of economic weakness and contraction, we typically have seen that our Restructuring practice has been more active and our Mergers and Acquisitions practice has been less active. As a result, revenue from our Restructuring practice has tended to correlate negatively to our revenue from our Mergers and Acquisitions practice over the course of business cycles. These trends are cyclical in nature and subject to periodic reversal. However, these trends do not cancel out the impact of economic conditions in our Financial Advisory business, which may be adversely affected by a downturn in economic conditions leading to decreased Mergers and Acquisitions practice activity, notwithstanding improvements in our Restructuring practice. Moreover, revenue improvements in our Mergers and Acquisitions practice in strong economic conditions could be offset in whole or in part by any related revenue declines in our Restructuring practice. While we generally have experienced a counter-cyclical relationship between our Mergers and Acquisitions practice and our Restructuring practice, this relationship may not continue in the future, and there is no certainty that strength in one practice will offset weakness in the other.

Our Asset Management business also would be expected to generate lower revenue in a market or general economic downturn. Under our Asset Management business’s arrangements, investment advisory fees we receive typically are based on the market value of AUM. Accordingly, a decline in the prices of securities, or in specific geographic markets or sectors that constitute a significant portion of our AUM (e.g., our emerging markets strategies), would be expected to cause our revenue and income to decline by causing:

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

We experience significant fluctuations in quarterly revenue and profits. These fluctuations generally can be attributed to the fact that we earn a substantial portion of our Financial Advisory revenue upon the successful completion of a transaction or a restructuring, the timing of which is uncertain and is not subject to our control. As a result, our Financial Advisory business is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, a client or counterparty could delay or terminate an acquisition transaction because of a failure to agree upon final terms, failure to obtain necessary regulatory consents or board of directors, or acquirer’s or stockholder approval, failure to secure necessary financing, adverse market conditions or because the seller’s business is experiencing unexpected operating or financial problems. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness, for example, due to a failure to reach agreement with its principal creditors. In addition, a bankruptcy court may deny our right to collect a “success” or “completion” fee. In these circumstances, other than in engagements where we receive monthly retainers, we often do not receive any advisory fees other than the reimbursement of certain expenses despite the fact that we devote resources to these transactions. Accordingly, the failure of one or more transactions to close either as anticipated or at all could cause significant fluctuations in quarterly revenue and profits and could materially adversely affect our business, financial condition and results of operations. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

In general, our industry continues to experience change and be subject to significant competitive pressures with respect to the retention of top talent, which makes it more difficult for us to retain professionals. Loss of key employees may occur due to perceived opportunity for promotion, compensation levels, work environment or other individual reasons, some of which may be beyond our control. If any of our managing directors and other key professional employees were to retire, join an existing competitor, form a competing company or otherwise leave us, some of our clients could eventually choose to use the services of that competitor or some other competitor instead of our services. In any such event, our investment banking fees, asset management fees or AUM could decline. The employment arrangements, non-competition agreements and retention agreements we have or will enter into with our managing directors and other key professional employees may not sufficiently prevent our managing directors and other key professional employees from resigning from practice or competing against us. In addition, these arrangements and agreements have a limited duration and expire after a certain period of time. We continue to be subject to intense competition in the financial services industry regarding the recruitment and retention of key professionals, and have experienced departures from and added to our professional ranks as a result.

Certain changes to our employee compensation arrangements may result in increased compensation and benefits expense. In addition, any changes to the mix of cash and deferred incentive compensation granted to our employees may affect certain financial measures applicable to our business, including ratios of compensation and benefits expense to revenue, and may result in increased levels of Lazard Ltd’s Class A common stock, par value $0.01 per share (“Class A common stock”) issued to our employees upon vesting of restricted stock units

(“RSUs”), performance-based restricted stock units (“PRSUs”) or restricted stock awards in a particular year. Our compensation levels, results of operations and financial position may be significantly affected by many factors, including general economic and market conditions, our operating and financial performance, staffing levels and competitive pay conditions.

The financial services industry, and all of the businesses in which we compete, are intensely competitive.

The financial services industry is intensely competitive, and we expect it to remain so. We compete on the basis of a number of factors, including the quality of our advice, our employees and transaction execution, the range and price of our products and services, our innovation and our reputation. We have experienced intense fee competition in some of our businesses in recent years, and we believe that we may experience pricing pressures in these and other areas in the future as some of our competitors seek to obtain increased market share by reducing fees.

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

In addition, many of our competitors have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They may also have the ability to support investment banking, including financial advisory services, with commercial banking, insurance and other financial services in an effort to gain market share, which could result in pricing pressure in our businesses.

Competitive pressure could adversely affect our ability to attract new or retain existing clients, make successful investments, retain our people or maintain AUM, any of which would adversely affect our revenue and earnings.

A substantial portion of our revenue is derived from Financial Advisory fees, which are not long-term contracted sources of revenue and are subject to intense competition, and declines in our Financial Advisory engagements could have a material adverse effect on our business, financial condition and results of operations.

We historically have earned a substantial portion of our revenue from advisory fees paid to us by our Financial Advisory clients, which usually are payable upon the successful completion of a particular transaction or restructuring. For example, for the year ended December 31, 2015, Financial Advisory services accounted for approximately 54% of our consolidated net revenue. We expect that we will continue to rely on Financial Advisory fees for a substantial portion of our revenue for the foreseeable future, and a decline in our advisory engagements or the market for advisory services would adversely affect our business, financial condition and results of operations.

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

We provide various restructuring and restructuring-related advice to companies in financial distress or to their creditors or other stakeholders. Historically, the fees from restructuring related services have been a significant part of our Financial Advisory revenue, although the aggregate value of debt defaults has recently been low, consistent with the last several years. A number of factors could affect demand for these advisory services, including improving general economic conditions, the availability and cost of debt and equity financing and changes to laws, rules and regulations, including those that protect creditors, and the deregulation or privatization of particular industries.

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

We could lose clients and suffer a decline in our Asset Management revenue and earnings if the investments we choose in our Asset Management business perform poorly, regardless of overall trends in the prices of securities.

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

We are exposed to fluctuations in foreign currencies, including through advisory fees paid to our Financial Advisory business and management fees paid to our Asset Management business. Our financial statements are denominated in U.S. Dollars and, for the year ended December 31, 2015, we received approximately 40% of our consolidated net revenue in other currencies, predominantly in euros, British pounds and Australian dollars. In addition, we pay a significant amount of our expenses in such other currencies. The exchange rates of these currencies versus the U.S. Dollar affects the carrying value of our assets and liabilities as well as our revenues, expenses and net income. We do not generally hedge such foreign currency exchange rate exposure arising in our subsidiaries outside of the U.S. Fluctuations in foreign currency exchange rates may also make period to period comparisons of our results of operations difficult.

Fluctuations in foreign currency exchange rates also can impact the portfolios of our Asset Management clients. Client portfolios are invested in securities across the globe, although most portfolios are funded in a single base currency. Foreign currency exchange rate fluctuations can adversely impact investment performance for a client’s portfolio and also may affect the levels of our AUM. As our AUM include significant assets that are denominated in currencies other than U.S. dollars, an increase in the value of the U.S. Dollar relative to non-U.S. currencies, with all other factors held constant, generally would result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S. Dollar-denominated revenue in our Asset Management business. As of December 31, 2015, AUM with foreign currency exposure represented approximately 72% of our total AUM.

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

We have made, and in the future may make, principal investments in public or private companies or in alternative investments (including private equity funds) established by us, and we continue to hold principal investments directly or through funds managed by certain affiliates of Lazard, including Edgewater, as well as third parties. Making principal investments is risky, and we may lose some or all of the principal amount of our investments. Certain of these types of investments may be in relatively high-risk, illiquid assets. Because it may take several years before attractive alternative investment opportunities are identified, some or all of the capital committed by us to these funds is likely to be invested in government securities, other short-term, highly rated debt securities and money market funds that traditionally have offered investors relatively lower returns. In addition, these investments may be adjusted for accounting purposes to fair value at the end of each quarter, and any related gains or losses would affect our results of operations, even though such fair value fluctuations may have no cash impact, which could increase the volatility of our earnings. It takes a substantial period of time to identify attractive alternative investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value of an investment through resale. Even if an alternative investment proves to be profitable, it may be several years or longer before any profits can be realized in cash or other proceeds.

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

Specific regulatory changes also may have a direct impact on the revenue of our Asset Management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. For example, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, has been reexamined by different regulatory bodies and may in the future be limited or modified. Although a substantial portion of the research relied on by our Asset Management business in the investment decision-making process is generated internally by our investment analysts, external research, including external research paid for with soft dollars, is important to the process. This external research generally is used for information gathering or verification purposes, and includes broker-provided research, as well as third-party provided databases and research services. For the year ended December 31, 2015, our Asset Management business obtained research and other services through third-party soft dollar arrangements, the total cost of which we estimate to be approximately $24 million. If the use of soft dollars were to be limited, we would have to bear some of these costs. In addition, new regulations regarding the management of hedge funds, UCITs funds and the use of certain investment products may impact our Asset Management business and result in increased costs. For example, many regulators around the world adopted disclosure and reporting requirements relating to the hedge fund businesses or other businesses, and changes to the laws, rules and regulations in the U.S. related to the over-the-counter swaps and derivatives markets require additional registration, recordkeeping and reporting obligations.

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

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has been increasing. The activities of our Financial Advisory business may subject us to the risk of significant legal actions by our clients and third parties, including our clients’ stockholders, under securities or other laws. Such legal actions may include allegations relating to aiding and abetting breaches of fiduciary duties and to materially false or misleading statements made in connection with securities and other transactions. We may also be exposed to potential liability for the fairness opinions and other advice provided to participants in corporate transactions. In our Asset Management business, we make investment decisions on behalf of our clients which could result in substantial losses. Many of our business activities may subject us to the risk of legal actions alleging negligence, misconduct, breach of fiduciary duty or breach of contract.

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

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry generally, and we run the risk that employee misconduct could occur in our business as well. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in legal action, regulatory sanctions and reputational or financial harm. Our Financial Advisory business often requires that we deal with client confidences of great significance to our clients, improper use of which may harm our clients or our relationships with our clients. Any breach of our clients’ confidences as a result of employee misconduct may adversely affect our reputation, impair our ability to attract and retain Financial Advisory clients and subject us to liability. Similarly, in our Asset Management business, we have authority over client assets, and we may, from time to time, have custody of such assets. In addition, we often have discretion to trade client assets on the client’s behalf and must do so acting in the best interests of the client. As a result, we are subject to a number of obligations and standards, and the violation of those obligations or standards may adversely affect our clients and us. It is difficult to detect and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases.

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

Our operations rely on the secure processing, storage and transmission of confidential and other information involving our computer systems, hardware, software and networks, which we refer to as information systems, and involving the information systems of third parties with which we do business. Such information systems, which frequently include “cloud”-based networks and services, may be subject to unauthorized access, computer viruses or other malicious code or other events that could have a security impact, and there can be no assurance that we will not suffer material losses relating to cyber attacks on, or other security breaches involving, our information systems, despite taking protective measures to prevent such breaches. The increased use of mobile technologies can heighten these and other operational risks. If a successful cyber attack or other security breach were to occur, our confidential or proprietary information, or the confidential or proprietary information of our clients or their counterparties, that is stored in, or transmitted through, such information systems could be compromised or misappropriated. Any such cyber attack or other security breach, or any disruption of or failure in the physical or logical infrastructure or operating systems that support such information systems or our businesses, could significantly impact our ability to operate our businesses and could result in reputational damage, legal liability, the loss of clients or business opportunities and financial losses that are either not insured against or not fully covered through any insurance maintained by us. As cyber threats continue to evolve, we may also be required to expend additional resources on information security and compliance costs in order to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or other exposures.

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

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2015. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could materially adversely affect our business.

We may pursue acquisitions, joint ventures, cooperation agreements or other growth or geographic expansion strategies that may result in additional risks and uncertainties in our business and could present unforeseen integration obstacles or costs.

We routinely assess our strategic position and may in the future seek acquisitions or other transactions or growth strategies to further enhance our competitive position. We have in the past pursued joint ventures and other transactions aimed at expanding the geography and scope of our operations. For example, during 2009, we established a private equity business with Edgewater. During 2011, we added a global real estate investment team. During 2012, we integrated our Brazilian operations based in São Paulo. During 2014, we acquired certain convertible securities sales and trading assets and we opened an asset management office in Dubai. We expect to continue to explore acquisitions, growth strategies and partnership or strategic alliance opportunities that we believe to be attractive.

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

As of December 31, 2015, Lazard Group and its subsidiaries had approximately $1.0 billion in debt (including capital lease obligations) outstanding, of which $98 million, $500 million and $400 million relate to Lazard Group senior notes that mature in 2017, 2020 and 2025, respectively. This debt has certain mandated payment obligations, which may constrain our ability to operate our business. If we decide to redeem or retire this debt before maturity, we may be required to pay a significant premium to do so, which may adversely impact our earnings and affect our financial position. In addition, in the future we may need to incur debt or issue equity in order to fund our working capital requirements or refinance existing indebtedness, as well as to make acquisitions and other investments. The amount of our debt obligations may impair our ability to raise debt or issue equity for financing purposes. Our access to funds also may be impaired if regulatory authorities take significant action against us, or if we discover that any of our employees had engaged in serious unauthorized or illegal activity. In addition, our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. These ratings are assigned by rating agencies, which may reduce or withdraw their ratings or place us on “credit watch” with negative implications at any time.

Lazard Group is a holding company and therefore depends on its subsidiaries to make distributions to Lazard Group to enable it to service its obligations under its indebtedness.

Lazard Group depends on its subsidiaries, which conduct the operations of its businesses, for distributions, dividends and other payments to generate the funds necessary to meet its financial obligations, including payments of principal and interest on its indebtedness. However, none of Lazard Group’s subsidiaries is obligated to make funds available to it for servicing such financial obligations. The earnings from, or other available assets of, Lazard Group’s subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable Lazard Group to make payments with respect to its financial obligations when such payments are due. In addition, even if such earnings were sufficient, the agreements governing the current and future obligations of Lazard Group’s subsidiaries, regulatory requirements with respect to our broker-dealer and other regulated subsidiaries, foreign exchange controls and a variety of other factors may impede our subsidiaries’ ability to provide Lazard Group with sufficient dividends, distributions or loans to fund its financial obligations, when due.

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

On February 9, 2016, the Executive Branch submitted its 2017 budget proposals to Congress. The 2017 budget submission included several items that could generate additional tax revenue, including proposals to limit the deduction of certain related party interest and interest attributable to certain classes of foreign source income.

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

Forward-looking statements include, but are not limited to, statements about:

•	financial goals, including the ratio of awarded compensation and benefits expense to operating revenue;

•	ability to deploy surplus cash through dividends, share repurchases and debt repurchases;

•	possible or assumed future results of operations and operating cash flows;

•	strategies and investment policies;

•	financing plans and the availability of short-term borrowing;

•	competitive position;

•	future acquisitions, including the consideration to be paid and the timing of consummation;

•	potential growth opportunities available to our businesses;

•	recruitment and retention of our managing directors and employees;

•	potential levels of compensation expense and non-compensation expense;

•	potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts;

•	likelihood of success and impact of litigation;

•	expected tax rates, including effective tax rates;

•	changes in interest and tax rates;

•	availability of certain tax benefits, including certain potential deductions;

•	potential impact of certain events or circumstances on our financial statements;

•	changes in foreign currency exchange rates;

•

expectations with respect to the economy, the securities markets, the market for mergers, acquisitions and strategic advisory and restructuring activity, the market for asset management activity and other macroeconomic and industry trends;

•	effects of competition on our business; and

•	impact of future legislation and regulation on our business.

The Company is committed to providing timely and accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, the Company uses its websites to convey information about our businesses, including the anticipated release of quarterly financial results, quarterly financial, statistical and business-related information, and the posting of updates of AUM in various mutual funds, hedge funds and other investment products managed by LAM and LFG. Investors can link to Lazard Ltd, Lazard Group and their operating company websites through http://www.lazard.com. Our websites and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K.

Item 1B.	Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before December 31, 2015 relating to our periodic or current reports under the Exchange Act.

Item 2.	Properties

The following table lists the properties used for the entire Lazard organization as of December 31, 2015. As a general matter, one or both of our Financial Advisory and Asset Management segments (as well as our Corporate segment) uses the following properties. Our London and other offices sublease 71,207 and 21,000 square feet, respectively, to third parties. We remain fully liable for the subleased space to the extent that the subtenants fail to perform their obligations under the subleases for any reason.

Location	Square Footage	Offices
New York City	413,375 square feet of leased space	Principal office located at 30 Rockefeller Plaza
Other North America	163,601 square feet of leased space	Boston, Charlotte, Chicago, Houston, Los Angeles, Minneapolis and San Francisco
Paris	151,310 square feet of owned and leased space	Principal office located at 121 Boulevard Haussmann
London	142,371 square feet of leased space	Principal office located at 50 Stratton Street
Other Europe	107,709 square feet of leased space	Amsterdam, Bordeaux, Brussels, Frankfurt, Hamburg, Lyon, Madrid, Milan, Nantes, Stockholm and Zurich
Asia, Australia and Other	89,826 square feet of leased space	Beijing, Dubai, Hong Kong, Manama, Melbourne, Mumbai, Perth, Riyadh, So Paulo, Seoul, Singapore, Sydney and Tokyo

Item 3.	Legal Proceedings

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

As of December 31, 2015, all of our common membership interests were held by whollyowned subsidiaries of Lazard Ltd. Our co-managing member interests were held by two indirect wholly-owned subsidiaries of Lazard Ltd and our profit participation interests were held by various managing directors. There are no public trading markets for any of these interests.

Pursuant to provisions of its Amended and Restated Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments, as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February. Such distributions represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries incur and, until May 2014, that the members of LAZ-MD Holdings incurred as a result of holding Lazard Group common membership interests. During the years ended December 31, 2015, 2014 and 2013, Lazard Group distributed approximately $129.8 million, $146.2 million and $121.6 million, respectively, to the subsidiaries of Lazard Ltd. Also, during the years ended December 31, 2014 and 2013, Lazard Group distributed approximately $0.2 million and $0.9 million, respectively, to LAZ-MD Holdings. In addition, during the years ended December 31, 2014 and 2013, Lazard Group made tax distributions of approximately $175.9 million and $3.0 million, respectively, including approximately $174.3 million and $2.9 million, respectively, paid to subsidiaries of Lazard Ltd, and approximately $1.6 million and $0.1 million, respectively, paid to LAZ-MD Holdings.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data for the Company for all years presented.

The consolidated statements of financial condition and operations data as of and for each of the years in the five-year period ended December 31, 2015 have been derived from Lazard Group’s consolidated financial statements. The audited consolidated statements of financial condition as of December 31, 2015 and 2014 and audited consolidated statements of operations for each of the years in the three year period ended December 31, 2015 are included in this Form 10-K. The audited consolidated statements of financial condition as of December 31, 2013, 2012 and 2011, and the audited consolidated statements of operations for the years ended December 31, 2012 and 2011, are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and related notes included elsewhere in this Form 10-K.

Selected Consolidated Financial Data

	As Of Or For The Year Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Consolidated Statements of Operations Data
Net Revenue:
Financial Advisory (a)	$1,279,628	$1,206,734	$980,577	$1,049,090	992,107
Asset Management (b)	1,111,105	1,134,595	1,039,130	896,260	897,401
Corporate (c)	(40,457)	(40,593)	(35,633)	(37,220)	(55,947)

Net Revenue	2,350,276	2,300,736	1,984,074	1,908,130	1,833,561

Compensation and Benefits (d)	1,319,620	1,313,550	1,278,479	1,351,076	1,168,909
Other Operating Expenses (e)	499,811	446,211	486,586	435,461	422,861

Total Operating Expenses	1,819,431	1,759,761	1,765,065	1,786,537	1,591,770

Operating Income	$530,845	$540,975	$219,009	$121,593	$241,791

Net Income	$449,297	$463,160	$186,767	$90,971	$214,383

Net Income Attributable to Lazard Group	$442,738	$457,004	$183,063	$87,609	$210,705

Consolidated Statements of Financial Condition Data
Total Assets	$3,398,046	$3,170,680	$3,093,988	$3,048,380	$3,037,453
Total Debt (f)	$1,007,378	$1,060,365	$1,064,184	$1,094,713	$1,096,934
Total Lazard Group Members’ Equity	$649,759	$431,546	$469,472	$453,179	$614,344
Total Members’ Equity	$702,900	$494,139	$536,126	$529,087	$718,267

Other Data
Assets Under Management:
As of December 31	$186,380,000	$197,103,000	$186,924,000	$167,060,000	$141,039,000
Average During Year	$195,987,000	$196,037,000	$173,702,000	$155,549,000	$152,072,000
Total Headcount, As of December 31	2,610	2,523	2,403	2,513	2,511
Notes (in thousands of dollars): (a) Financial Advisory net revenue consists of the following:

	For The Year Ended December 31,
	2015	2014	2013	2012	2011
M&A and Other Advisory	$1,104,146	$1,010,830	$768,790	$792,928	$700,539
Capital Raising	69,631	81,143	78,916	73,403	93,825

Total Strategic Advisory	1,173,777	1,091,973	847,706	866,331	794,364
Restructuring	105,851	114,761	132,871	182,759	197,743

Financial Advisory Net Revenue	$1,279,628	$1,206,734	$980,577	$1,049,090	$992,107

(b) Asset Management net revenue consists of the following:

	For The Year Ended December 31,
	2015	2014	2013	2012	2011
Management Fees	$1,000,018	$1,018,772	$903,956	$806,044	$818,038
Incentive Fees	25,075	51,866	78,342	43,661	26,245
Other Income	86,012	63,957	56,832	46,555	53,118

Asset Management Net Revenue	$1,111,105	$1,134,595	$1,039,130	$896,260	$897,401

(c)	“Corporate” includes interest expense (net of interest income), investment income (losses) from certain investments and net revenue earned by LFB through its commercial banking operations.
(d)	Includes (i) in 2013, charges of $51,399 relating to the acceleration of unrecognized amortization expense pertaining to previously granted deferred incentive compensation, severance and benefit payments and other compensation-related costs, all relating to the cost saving initiatives announced by the Company in October 2012, and $12,203 related to incentive compensation expense related to private equity transactions for which revenue may be recognized in the future and (ii) in 2012, charges of $21,754 recorded in the first quarter pertaining to severance costs and benefit payments associated with staff reductions, including the acceleration of unrecognized amortization expense of deferred incentive compensation previously granted to individuals being terminated, and $99,987 recorded in the fourth quarter relating to the acceleration of unrecognized amortization expense pertaining to previously granted deferred incentive compensation, severance and benefit payments and other compensation-related costs relating to the cost saving initiatives announced by the Company in October 2012.
(e)	Includes (i) in 2015, $60,219 relating to the redemption of a significant portion of the Company’s 6.85% senior notes maturing on June 15, 2017, (ii) in 2013, $13,304 relating to the cost saving initiatives announced by the Company in October 2012 and $54,087 related to the refinancing of the 7.125% senior notes maturing on May 15, 2015; and (iii) in 2012, non-compensation costs of $2,905 recorded in the first quarter associated with staff reductions and $2,589 recorded in the fourth quarter relating to the cost saving initiatives announced by the Company in October 2012.
(f)	Represents the aggregate amount reflected in the Company’s consolidated statements of financial condition relating to senior debt and capital lease obligations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our principal sources of revenue are derived from activities in the following business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”) and other strategic matters, restructurings, capital structure, capital raising, corporate preparedness and various other financial matters, and

•

Asset Management, which offers a broad range of global investment solutions and investment management services in equity and fixed income strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.

In addition, we record selected other activities in our Corporate segment, including management of cash, investments, deferred tax assets, outstanding indebtedness and assets and liabilities associated with Lazard Group’s Paris-based subsidiary, Lazard Frères Banque SA (“LFB”).

LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by Lazard Frères Gestion SAS (“LFG”) and other clients, investment banking activities, including participation in underwritten offerings of securities in France, and asset-liability management.

Our consolidated net revenue was derived from the following segments:

	Year Ended December 31,
	2015	2014	2013
Financial Advisory	54%	53%	49%
Asset Management	47	49	52
Corporate	(1)	(2)	(1)

Total	100%	100%	100%

We also invest our own capital from time to time, generally alongside capital of qualified institutional and individual investors in alternative investments or private equity investments, and, since 2005, we have engaged in a number of alternative investments and private equity activities, including, historically, investments through (i) the Edgewater Funds (“Edgewater”), our Chicago-based private equity firm (see Note 12 of Notes to Consolidated Financial Statements), (ii) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small-to mid-cap European companies and (iii) a fund targeting significant noncontrolling-stake investments in established private companies. We also make investments to seed our Asset Management strategies.

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

Equity market indices for developed markets at December 31, 2015 were mixed, with European indices generally increasing and U.S. indices generally decreasing, as compared to such indices at December 31, 2014. Emerging markets equity indices at December 31, 2015 decreased as compared to December 31, 2014. In the global M&A markets during 2015, the value of all completed M&A transactions increased as compared to the same period in the prior year, as did the subset of such transactions involving values greater than $500 million. During the same time, the value of all announced M&A transactions, including the subset of such transactions involving values greater than $500 million, also increased, reflecting an active global M&A environment. While the value of completed and announced transactions increased as compared to the prior period, the number of completed and announced transactions (excluding the subset of completed and announced transactions involving values greater than $500 million) decreased. During 2015, global restructuring activity remained low, consistent with the last several years.

Entering 2016, volatile market conditions continue. However, corporate cash balances remain high, and interest rates remain low for companies with strong credit ratings. Although market volatility may continue and may affect our business in 2016, the longer-term trends appear to remain favorable for both of our businesses.

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•	Financial Advisory – The fundamentals for continued M&A activity appear to remain in place. Demand continues for expert, independent strategic advice that can be levered across geographies and our range of advisory capabilities. The global scale and breadth of our Financial Advisory business allows us to advise on large, complex cross-border transactions across a variety of industries. In addition, we believe our businesses throughout the emerging markets, Japan and Australia position us for growth in these markets, while enhancing our relationships with, and the services that we can provide to, clients in other economies.

•	Asset Management – In the short to intermediate term, we expect most investor demand will come from defined benefit and defined contribution plans in the developed economies because of their sheer scope and size. Over the longer term, we expect an increasing share of our AUM to come from the developing economies in Asia, Latin America and the Middle East, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Our global footprint is already well established in the developed economies and we expect our business in the developing economies will continue to expand. Given our globally diversified platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from growth that may occur in the asset management industry. In recent years, we have expanded the global footprint of our Asset Management business by opening offices in Singapore, Dubai and Dublin. We are continually developing and seeding new investment strategies that extend our existing platforms. Recent examples of growth initiatives include the following investment strategies: U.S. Long/Short Equity, European Long/Short Equity, Quantitative Equity and Middle East North African Equities.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value of all completed transactions, including completed transactions with values greater than $500 million, increased in 2015 as compared to 2014, while the number of all completed transactions, excluding completed transactions with values greater than $500 million, decreased over the same period. With respect to announced M&A transactions, the value of all transactions including announced transactions with values greater than $500 million, increased in 2015 as compared to 2014, while the number of all announced transactions decreased over the same period.

	Year Ended December 31,
	2015	2014	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$3,917	$3,042	29%
Number	37,182	40,663	(9)%
Deals Greater than $500 million:
Value	3,053	2,165	41%
Number	1,174	1,094	7%
Announced M&A Transactions:
All deals:
Value	$5,045	$3,666	38%
Number	39,465	41,246	(4)%
Deals Greater than $500 million:
Value	4,057	2,750	48%
Number	1,344	1,185	13%

Source:	Dealogic as of January 8, 2016.

Global restructuring activity during 2015, as measured by the number of corporate defaults, increased as compared to 2014. However, the aggregate value of debt defaults remained low, consistent with the last several years. The number of defaulting issuers increased to 108 in 2015, according to Moody’s Investors Service, Inc., as compared to 54 in 2014.

Asset Management

The percentage change in major equity market indices at December 31, 2015, as compared to such indices at December 31, 2014, and at December 31, 2014, as compared to such indices at December 31, 2013, is shown in the table below.

	Percentage Changes December 31,
	2015 vs. 2014	2014 vs. 2013
MSCI World Index	(3)%	3%
Euro Stoxx	4%	1%
MSCI Emerging Market	(17)%	(5)%
S&P 500	(1)%	11%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM and the nature of the AUM product mix. Accordingly, market movements, foreign currency exchange rate volatility and changes in our AUM product mix will impact the level of revenues we receive from our Asset Management business when comparing periodic results. A substantial portion of our AUM is invested in equities. Movements in AUM during the period generally reflect the changes in equity market indices. Our AUM at December 31, 2015 decreased 5% versus AUM at December 31, 2014, primarily due to adverse foreign exchange movements, partially offset by net inflows and market appreciation. Average AUM for 2015 was substantially unchanged as compared to average AUM in 2014.

Cost Saving Initiatives

In October 2012, we announced certain cost saving initiatives in order to reduce our compensation and non-compensation cost base. Expenses associated with implementation of the cost saving initiatives were completed in the second quarter of 2013 and were reflected in our financial results. These implementation expenses were approximately $64 million in 2013.

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

Corporate segment net revenue consists primarily of investment gains and losses on the Company’s “seed investments” related to our Asset Management business, principal investments in private equity funds and “equity method” investments, net of hedging activities, as well as gains and losses on investments held in connection with Lazard Fund Interests (“LFI”) and interest income and interest expense. Corporate net revenue also can fluctuate due to changes in the fair value of investments classified as “trading”, as well as due to changes in interest and currency exchange rates and in the levels of cash, investments and indebtedness.

Although Corporate segment net revenue during 2015 represented (1)% of Lazard’s net revenue, total assets in the Corporate segment represented 59% of Lazard’s consolidated total assets as of December 31, 2015, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, deferred tax assets and certain assets associated with LFB.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of previously granted deferred incentive compensation awards, including (a) share-based incentive compensation under the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”) and the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”), which expired in the second quarter of 2015, and (b) LFI and other similar deferred compensation arrangements (see Note 14 of Notes to Consolidated Financial Statements), (iii) a provision for discretionary or guaranteed cash bonuses and profit pools and (iv) when applicable, severance payments. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our actual and forecasted operating and financial performance, staffing levels, estimated forfeiture rates, competitive pay conditions and the nature of revenues earned, as well as the mix between current and deferred compensation.

We believe that “awarded compensation and benefits expense” and the ratio of “awarded compensation and benefits expense” to “operating revenue,” both non-U.S. GAAP measures, are the most appropriate measures to assess the annual cost of compensation and provide the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years. “Awarded compensation and benefits expense” for a given year is calculated using “adjusted compensation and benefits expense,” also a non-U.S. GAAP measure, as modified by the following items:

•

We deduct amortization expense recorded for accounting principles generally accepted in the United States of America (“U.S. GAAP”) purposes in the fiscal year associated with deferred incentive compensation awards;

•	We add incentive compensation with respect to the fiscal year, which is comprised of:

(i)	the deferred incentive compensation awards granted in the year-end compensation process with respect to the fiscal year (e.g. deferred incentive compensation awards granted in 2016 related to the 2015 year-end compensation process), including PRSU awards (based on the target payout level);

(ii)	the portion of investments in people (e.g. “sign-on” bonuses or retention awards) and other special deferred incentive compensation awards that is applicable to the fiscal year the award becomes effective; and

(iii)	amounts in excess of the target payout level for PRSU awards at the end of their respective performance periods; and

•	We reduce the amounts in (i), (ii) and (iii) above by an estimate of future forfeitures with respect to such awards; and

•	We adjust for year-end foreign exchange fluctuations.

We also use “adjusted compensation and benefits expense” and the ratio of “adjusted compensation and benefits expense” to “operating revenue,” both non-U.S. GAAP measures, for comparison of compensation and benefits expense between periods. For the reconciliations and calculations with respect to “adjusted compensation and benefits expense” and “awarded compensation and benefits expense” and related ratios to “operating revenue,” see the table under “Consolidated Results of Operations” below.

Compensation and benefits expense is the largest component of our operating expenses. Our goal is for annual awarded compensation and benefits expense to rise at a slower rate than operating revenue growth, and if operating revenue declines, awarded compensation and benefits expense should also decline. In addition, we seek to maintain discipline with respect to the rate at which we award deferred compensation. We believe that over the cycle we can attain a ratio of awarded compensation and benefits expense to operating revenue in the mid-to-high-50s percentage range, which compares to 55.8% for the year ended December 31, 2015. While we have implemented initiatives that we believe will assist us in attaining a ratio within this range, there can be no guarantee that such a ratio will be attained or that our policies or initiatives will not change in the future. We may benefit from pressure on compensation costs within the financial services industry in future periods; however, increased competition for senior professionals, changes in the macroeconomic environment or the financial markets generally, lower operating revenue resulting from, for example, a decrease in M&A activity, our share of the M&A market or our AUM levels, changes in the mix of revenues from our businesses or various other factors could prevent us from attaining this goal.

Our operating expenses also include “non-compensation expense,” which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services and other expenses. In 2015, non-compensation expense also included the expenses related to the redemption of a significant portion of the Company’s 6.85% senior notes due 2017 (the “2017 Notes”) (see Note 11 of Notes to Consolidated Financial Statements). In 2013, non-compensation expense also included the implementation of the cost saving initiatives and expenses related to the refinancing of the 7.125% senior notes due 2015 (the “2015 Notes”) and the issuance of $500 million of 4.25% senior notes maturing in 2020 (the “2020 Notes”) (see Notes 11 and 16 of Notes to Consolidated Financial Statements).

We believe that “adjusted non-compensation expense,” a non-U.S. GAAP measure, provides a more meaningful basis for assessing our operating results. For calculations with respect to “adjusted non-compensation expense,” see the table under “Consolidated Results of Operations” below.

Our operating expenses also include the “amortization of intangible assets related to acquisitions”. For all periods, the amortization of intangible assets related to acquisitions pertains primarily to the acquisition of Edgewater.

Provision for Income Taxes

Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income pertaining to the limited liability company is not subject to U.S. federal income tax because taxes associated with such income represent obligations of the individual partners. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes in foreign jurisdictions. Lazard Group is also subject to Unincorporated Business Tax (“UBT”) attributable to its operations apportioned to New York City (see Note 17 of Notes to Consolidated Financial Statements for additional information).

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

A portion of our net revenue is derived from transactions that are denominated in currencies other than the U.S. dollar. Since the middle of 2014, the value of the U.S. dollar has strengthened against many other major currencies. As a result, net revenue for the year ended December 31, 2015 was negatively impacted in comparison to the prior year period. The majority of the negative impact was offset by the positive impact of the exchange rate movements on our operating expenses denominated in currencies other than the U.S. dollar.

The consolidated financial statements are prepared in conformity with U.S. GAAP. Selected financial data from the Company’s reported consolidated results of operations is set forth below, followed by a more detailed discussion of both the consolidated and business segment results.

	Year Ended December 31,
	2015	2014	2013
	($ in thousands)

Net Revenue	$2,350,276	$2,300,736	$1,984,074

Operating Expenses:
Compensation and benefits	1,319,620	1,313,550	1,278,479
Non-compensation	493,990	439,824	476,472
Amortization of intangible assets related to acquisitions	5,821	6,387	10,114

Total operating expenses	1,819,431	1,759,761	1,765,065

Operating Income	530,845	540,975	219,009
Provision for income taxes	81,548	77,815	32,242

Net Income	449,297	463,160	186,767
Less – Net Income Attributable to Noncontrolling Interests	6,559	6,156	3,704

Net Income Attributable to Lazard Group	$442,738	$457,004	$183,063

Operating Income as a % of net revenue	22.6%	23.5%	11.0%

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

	Year Ended December 31,
	2015	2014	2013
	($ in thousands)
Operating Revenue:
Net revenue	$2,350,276	$2,300,736	$1,984,074
Adjustments:
Interest expense (a)	54,218	67,687	85,806
Revenue related to noncontrolling interests (b)	(15,592)	(14,956)	(15,115)
Private equity revenue adjustment (c)	(12,203)	—	—
(Gains) losses on investments pertaining to LFI (d)	3,827	(7,326)	(14,099)

Operating revenue	$2,380,526	$2,346,141	$2,040,666

(a)	Interest expense (excluding interest expense incurred by LFB) is added back in determining operating revenue because such expense relates to corporate financing activities and is not considered to be a cost directly related to the revenue of our business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount.
(c)	The Company disposed of its private equity business in Australia in the second quarter of 2015 in a transaction with the management team of the disposed business. Revenue of $24,388 relating to the disposal of the business (which primarily represents the realization of carried interest at fair value) is adjusted for the recognition of an obligation of $12,203 with the management of the disposed business, which obligation was previously recognized for U.S. GAAP.
(d)	Represents changes in the fair value of investments held in connection with LFI and other similar deferred compensation arrangements for which a corresponding equal amount is excluded from compensation and benefits expense.

	Year Ended December 31,
	2015	2014	2013
	($ in thousands)
Compensation and Benefits Expense:
Total compensation and benefits expense	$1,319,620	$1,313,550	$1,278,479
Adjustments:
Cost saving initiatives (a)	–	–	(51,399)
Noncontrolling interests (b)	(4,776)	(4,567)	(4,232)
Private equity incentive compensation (c)	–	–	(12,203)
(Charges) credits pertaining to LFI (d)	3,827	(7,326)	(14,099)

Adjusted compensation and benefits expense	1,318,671	1,301,657	1,196,546
Deduct – amortization of deferred incentive compensation awards	(320,751)	(299,230)	(297,607)

Total adjusted cash compensation and benefits expense (e)	997,920	1,002,427	898,939
Add:
Year-end deferred incentive compensation awards (f)	336,086	325,210	291,007
Sign-on and other special incentive awards (g)	26,398	14,248	22,107
Deduct – adjustment for estimated forfeitures (h)	(27,186)	(25,459)	(27,270)
Other adjustments (i)	(4,232)	(11,172)	1,908

Awarded compensation and benefits expense	$1,328,986	$1,305,254	$1,186,691

Adjusted compensation and benefits expense, as a % of operating revenue	55.4%	55.5%	58.6%

Awarded compensation and benefits expense, as a % of operating revenue	55.8%	55.6%	58.2%

(a)	Represents expenses related to the cost saving initiatives for (i) severance costs and benefit payments; (ii) the acceleration of unrecognized amortization expense of deferred incentive compensation previously granted to individuals whose employment with Lazard has been terminated; and (iii) the settlement of certain contractual obligations.
(b)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(c)	Incentive compensation expense pertaining to private equity transactions for which revenue may be recognized in the future is excluded in order to more closely align the timing of the recognition of such expense to the timing of the recognition of the related revenue.
(d)	Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.
(e)	Includes base salaries and benefits of $583,951, $569,540 and $530,399 for 2015, 2014 and 2013, respectively, and cash incentive compensation of $413,948, $432,887 and $368,540 for the respective years.
(f)	Deferred incentive compensation awards applicable to the relevant year-end compensation process (e.g. deferred incentive compensation awards granted in 2016, 2015 and 2014 related to the 2015, 2014 and 2013 year-end compensation processes, respectively).
(g)	Represents deferred incentive compensation awards that are granted outside the year-end compensation process, and includes grants to new hires, retention awards and performance units earned under PRSU grants.
(h)	An estimate, based on historical experience and future expectations, for future forfeitures of the deferred portion of such awards in order to present awarded compensation and benefits expense on a similar basis to that under U.S. GAAP, which also considers estimated forfeitures.
(i)	Represents an adjustment to the year-end foreign exchange “spot” rate from the full year average rate for year-end incentive compensation awards.

	Year Ended December 31,
	2015	2014	2013
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$493,990	$439,824	$476,472
Adjustments:
Noncontrolling interests (a)	(1,490)	(1,913)	(1,993)
Charges pertaining to senior debt refinancing (b)	(60,219)	–	(54,087)
Other charges	(355)	–	–
Cost saving initiatives (c)	–	–	(13,304)

Adjusted non-compensation expense	$431,926	$437,911	$407,088

Adjusted non-compensation expense, as a % of operating revenue	18.1%	18.7%	19.9%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.
(b)	Charges pertaining to (i) the redemption of a significant portion of the Company’s 2017 Notes in 2015 and (ii) the refinancing of the 2015 Notes and the issuance of the 2020 Notes in 2013 are excluded because of the non-operating nature of such transactions. See “—Liquidity and Capital Resources—Financing Activities.”
(c)	Represents expenses related to the cost saving initiatives for occupancy cost reduction and other non-compensation related costs.

	Year Ended December 31,
	2015	2014	2013
	($ in thousands)
Earnings From Operations:
Operating revenue	$2,380,526	$2,346,141	$2,040,666
Deduct:
Adjusted compensation and benefits expense	(1,318,671)	(1,301,657)	(1,196,546)
Adjusted non-compensation expense	(431,926)	(437,911)	(407,088)

Earnings from operations	$629,929	$606,573	$437,032

Earnings from operations, as a % of operating revenue	26.5%	25.9%	21.4%

Headcount information is set forth below:

	As Of December 31,
	2015	2014	2013
Headcount:
Managing Directors:
Financial Advisory	139	139	132
Asset Management	90	81	72
Corporate	18	16	15

Total Managing Directors	247	236	219
Other Employees:
Business segment professionals	1,173	1,139	1,077
All other professionals and support staff	1,190	1,148	1,107

Total	2,610	2,523	2,403

Operating Results

Year Ended December 31, 2015 versus December 31, 2014

The Company reported net income attributable to Lazard Group of $443 million, as compared to net income of $457 million in 2014. The changes in the Company’s operating results during these years are described below.

Net revenue increased $50 million, or 2%, with operating revenue increasing $34 million, or 1%, as compared to 2014. Fee revenue from investment banking and other advisory activities increased $75 million, or 6%, primarily due to increases in M&A and Other Advisory fees. The increase in M&A and Other Advisory fee revenue was primarily due to an increase in the average transaction fee with respect to completed transactions involving fees greater than $1 million as compared to 2014. Asset management fees, including incentive fees, decreased $44 million, or 4%, as compared to 2014, due to a decrease in management fees from slightly lower average AUM, a slight change in the mix of assets and a decrease in incentive fees relating to traditional investment products. In the aggregate, interest income, other revenue and interest expense increased $19 million as compared to 2014, primarily due to a $24 million gain on the disposal of the Company’s Australian private equity business (which primarily related to the realization of carried interest at fair value), partially offset by lower investment gains from LFI. Interest expense was lower due to the refinancing of the 2017 Notes.

Compensation and benefits expense increased $6 million as compared to 2014, primarily driven by an increase in operating revenue.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between years, as described above) was $1.319 billion, an increase of $17 million, or 1%, as compared to $1.302 billion in 2014. The ratio of adjusted compensation and benefits expense to operating revenue was 55.4% for the 2015 period, as compared to 55.5% for the 2014 period. Awarded compensation and benefits expense in 2015 was $1.329 billion, an increase of $24 million, or 2%, when compared to $1.305 billion in 2014. The ratio of awarded compensation and benefits expense to operating revenue was 55.8% for 2015 as compared to 55.6 for the 2014 period. The year-end deferred incentive compensation awarded for 2015 was $336 million, representing an $11 million, or 3%, increase compared to 2014. As described above, when analyzing compensation and benefits expense on a full-year basis, we believe that awarded compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years.

Non-compensation expense increased $54 million, or 12%, as compared to 2014, primarily due to a charge of $60 million related to the redemption of a significant portion of the Company’s 2017 Notes. Adjusted non-compensation expense, which excludes such charge, as well as non-compensation costs relating to noncontrolling interests, decreased $6 million, or 1%, as compared to 2014. The ratio of adjusted non-compensation expense to operating revenue was 18.1%, as compared to 18.7% in 2014.

Amortization of intangible assets remained substantially unchanged as compared to 2014.

Operating income, which included the charge relating to the redemption of a significant portion of the Company’s 2017 Notes decreased $10 million, or 2%, as compared to 2014.

Earnings from operations, which exclude the charge related to the redemption of a significant portion of the Company’s 2017 Notes increased $23 million, or 4%, as compared to 2014, and, as a percentage of operating revenue, was 26.5%, as compared to 25.9% in 2014.

The provision for income taxes reflects an effective tax rate of 15.4%, as compared to 14.4% for 2014. The increase in the effective tax rate in 2015 as compared to 2014 primarily reflects the change in the geographic mix of earnings. See Note 17 of Notes to Consolidated Financial Statements.

Net income attributable to noncontrolling interests remained substantially unchanged as compared to 2014.

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

Compensation and benefits expense increased $35 million, or 3%, as compared to 2013 (which included a $51 million charge related to the cost saving initiatives and a $12 million charge related to private equity incentive compensation), primarily driven by an increase in discretionary compensation associated with increased operating revenue.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between years, as described above) was $1.302 billion, an increase of $105 million, or 9%, as compared to $1.197 billion in 2013, primarily driven by an increase in discretionary compensation associated with increased operating revenue. The ratio of adjusted compensation and benefits expense to operating revenue was 55.5% for 2014, as compared to 58.6% for 2013. Awarded compensation and benefits expense in 2014 was $1.305 billion, an increase of $119 million, or 10%, when compared to $1.187 billion in 2013. The ratio of awarded compensation and benefits expense to operating revenue was 55.6% for 2014, as compared to 58.2% for 2013. The year-end deferred incentive compensation awarded for 2014 was $325 million, representing a $34 million, or 12%, increase compared to 2013. As described above, when analyzing compensation and benefits expense on a full-year basis, we believe that awarded compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years.

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

Financial Advisory

The following tables summarize the reported operating results attributable to the Financial Advisory segment:

	Year Ended December 31,
	2015	2014	2013
	($ in thousands)
M&A and Other Advisory	$1,104,146	$1,010,830	$768,790
Capital Raising	69,631	81,143	78,916

Total Strategic Advisory	1,173,777	1,091,973	847,706
Restructuring	105,851	114,761	132,871

Net Revenue	1,279,628	1,206,734	980,577
Operating Expenses (a)	1,005,837	977,681	959,668

Operating Income	$273,791	$229,053	$20,909

Operating Income, as a % of net revenue	21.4%	19.0%	2.1%

(a)	In 2013, includes $47,779 associated with the implementation of the cost saving initiatives.

Net revenue trends in Financial Advisory for M&A and Other Advisory and Restructuring are generally correlated to the level of completed industry-wide M&A transactions and restructuring transactions occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in non-public or sovereign advisory assignments. For example, our M&A and Other Advisory revenue, which includes Sovereign and Capital Structure Advisory revenue, increased 7% in 2015 as compared to 2014. In contrast, the industry statistics for global M&A transactions described above reflect a 29% increase in the value, and a 9% decrease in the number, of all completed transactions in 2015 as compared to 2014. For M&A deals with values greater than $500 million, the value and number of completed transactions in 2015 increased 41% and 7%, respectively, as compared to 2014.

Certain Lazard fee and transaction statistics are set forth below:

	Year Ended December 31,
	2015	2014	2013
Lazard Statistics:
Number of clients with fees greater than $1 million:
Total Financial Advisory	268	281	235
M&A and Other Advisory	223	228	180
Percentage of total Financial Advisory net revenue from top 10 clients (a)	17%	15%	19%
Number of M&A transactions completed with values greater than $500 million (b)	81	88	75

(a)	No individual client constituted more than 10% of our Financial Advisory segment net revenue in the years ended December 31, 2015, 2014 or 2013.
(b)	Source: Dealogic as of January 8, 2016.

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

	Year Ended December 31,
	2015	2014	2013
United States	54%	54%	61%
Europe	38	39	34
Rest of World	8	7	5

Total	100%	100%	100%

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

Financial Advisory Results of Operations

Year Ended December 31, 2015 versus December 31, 2014

Financial Advisory net revenue increased $73 million, or 6%, as compared to 2014. Total Strategic Advisory net revenue, representing fees from our M&A and Other Advisory and Capital Raising businesses, increased $82 million, or 7%, and Restructuring revenue decreased $9 million, or 8%, as compared to 2014.

M&A and Other Advisory revenue increased $93 million, or 9%, while Capital Raising revenue decreased $12 million, or 14%, as compared to 2014. The increase in M&A and Other Advisory revenue was primarily due to an increase in the average transaction fee with respect to completed transactions involving fees greater than $1 million as compared to 2014. Our major clients, which in the aggregate represented a significant portion of our M&A and Other Advisory revenue in 2015, included AT&T, D.E. Master Blenders 1753, General Electric Company, GlaxoSmithKline, Heinz, Pfizer, Reynolds American, RockTenn, Rockwood, Toll Holdings, UCB and Ukraine Ministry of Finance.

Restructuring revenue in 2015 was generally in line with the continued industry-wide low level of corporate restructuring activity. Our major clients, which in the aggregate represented a significant portion of our Restructuring revenue in 2015, included Chassix, Dendreon, Hercules Offshore, Millennium Health and RadioShack.

Operating expenses increased $28 million, or 3%, as compared to 2014, primarily due to an increase in compensation and benefits expense.

Financial Advisory operating income was $274 million, an increase of $45 million, or 20%, as compared to operating income of $229 million in 2014 and, as a percentage of net revenue, was 21.4%, as compared to 19.0% in 2014.

Year Ended December 31, 2014 versus December 31, 2013

Total Strategic Advisory net revenue, representing fees from our M&A and Other Advisory and Capital Raising businesses, increased $244 million, or 29%, and Restructuring revenue decreased $18 million, or 14%, as compared to 2013.

M&A and Other Advisory revenue increased $242 million, or 31%, while Capital Raising revenue increased by $2 million, or 3%, as compared to 2013. The increase in M&A and Other Advisory revenue was primarily due to an increase in the number of, and average transaction fee with respect to, completed transactions involving fees greater than $1 million as compared to 2013. Our major clients, which in the aggregate represented a significant portion of our M&A and Other Advisory revenue in 2014, included Alliance Bank, Burger King, Cadence Pharmaceuticals, Google, Leap Wireless International, L’Oreal, Rockwood, Shire, TIAA-CREF and Vivendi.

The decrease in Restructuring revenue in 2014 was generally in line with the continued industry-wide low level of corporate restructuring activity. Our major clients, which in the aggregate represented a significant portion of our Restructuring revenue for the 2014 period, included Associated Wholesalers, Cengage Learning, Official Committee of Retirees of the City of Detroit, USEC and Vivarte.

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

Asset Management

The following table shows the composition of AUM for the Asset Management segment (see Item 1. “Business—Principal Business Lines—Asset Management—Investment Strategies”):

	As of December 31,
	2015	2014	2013
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$36,203	$48,459	$47,450
Global	31,407	33,982	35,521
Local	31,354	31,684	31,232
Multi-Regional	52,531	46,787	39,859

Total Equity	151,495	160,912	154,062

Fixed Income:
Emerging Markets	14,378	14,227	9,048
Global	4,132	3,771	3,164
Local	3,899	3,676	3,507
Multi-Regional	7,978	9,436	11,155

Total Fixed Income	30,387	31,110	26,874

Alternative Investments	3,297	3,799	4,690
Private Equity	858	1,091	1,151
Cash Management	343	191	147

Total AUM	$186,380	$197,103	$186,924

Total AUM at December 31, 2015 was $186 billion, a decrease of $11 billion, or 5%, as compared to total AUM of $197 billion at December 31, 2014, primarily due to adverse foreign exchange movements, partially offset by net inflows and market appreciation. Average AUM for the year ended December 31, 2015 was substantially unchanged as compared to 2014.

As of December 31, 2015, approximately 89% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, compared to approximately 90% as of December 31, 2014, and, as of December 31, 2015, approximately 11% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, compared to approximately 10% at December 31, 2014.

As of December 31, 2015, AUM with foreign currency exposure represented approximately 72% of our total AUM, as compared to 73% at December 31, 2014. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$160,912	$30,261	$(31,660)	$(1,399)	$1,051	$(9,069)	$151,495
Fixed Income	31,110	8,929	(6,139)	2,790	(606)	(2,907)	30,387
Other	5,081	1,480	(1,965)	(485)	29	(127)	4,498

Total	$197,103	$40,670	$(39,764)	$906	$474	$(12,103)	$186,380

Inflows in the Equity asset class were primarily attributable to the Multi-Regional and Global equity platforms, and inflows in the Fixed Income asset class were primarily attributable to the Emerging Markets and Multi-Regional platforms. Outflows in the Equity asset class were primarily attributable to the Emerging Markets and Global equity platforms, and outflows in the Fixed Income asset class were primarily attributable to the Emerging Markets and Multi-Regional platforms.

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

As of February 17, 2016, AUM was $177.4 billion, a $9.0 billion decrease since December 31, 2015. The decrease in AUM was due to market depreciation of $10.2 billion, partially offset by net inflows of $0.7 billion and foreign exchange appreciation of $0.5 billion.

Average AUM for the years ended December 31, 2015, 2014 and 2013 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Years Ended December 31,
	2015	2014	2013
	($ in millions)
Average AUM by Asset Class:
Equity	$159,216	$160,455	$143,923
Fixed Income	32,137	29,843	23,850
Alternative Investments	3,547	4,408	4,569
Private Equity	934	1,130	1,232
Cash Management	153	201	128

Total Average AUM	$195,987	$196,037	$173,702

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Year Ended December 31,
	2015	2014	2013
	($ in thousands)
Revenue:
Management Fees	$1,000,018	$1,018,772	$903,956
Incentive Fees	25,075	51,866	78,342
Other Income	86,012	63,957	56,832

Net Revenue	1,111,105	1,134,595	1,039,130
Operating Expenses	736,798	749,345	704,045

Operating Income	$374,307	$385,250	$335,085

Operating Income, as a % of net revenue	33.7%	34.0%	32.2%

Our top ten clients accounted for 21%, 24% and 24% of our total AUM at December 31, 2015, 2014 and 2013, respectively, and no individual client constituted more than 10% of our Asset Management segment net revenue during any of the respective years.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Year Ended December 31,
	2015	2014	2013
United States	59%	62%	62%
Europe	29	29	28
Rest of World	12	9	10

Total	100%	100%	100%

Asset Management Results of Operations

Year Ended December 31, 2015 versus December 31, 2014

Asset Management net revenue decreased $23 million, or 2%, as compared to 2014. Management fees decreased $19 million, or 2%, as compared to 2014, primarily due to slightly lower average AUM and a slight change in the mix of assets. Incentive fees decreased $27 million, or 52%, as compared to 2014, primarily due to incentive fees related to traditional investment products. Other revenue increased $22 million, or 34%, as compared to 2014, primarily due to a $24 million gain on disposal of the Company’s Australian private equity business (which related primarily to the realization of carried interest at fair value).

Operating expenses decreased $13 million, or 2%, as compared to 2014, primarily due to decreases in (i) compensation and benefits expense related to a decrease in discretionary compensation and (ii) non-compensation expense related to fund administration and outsourced services.

Asset Management operating income was $374 million, a decrease of $11 million as compared to operating income of $385 million in 2014 and, as a percentage of net revenue, was 33.7%, as compared to 34.0% in 2014.

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

Operating expenses increased $45 million, or 6%, as compared to 2013, primarily due to increases in (i) compensation and benefits expense related to an increase in discretionary compensation associated with increased operating revenue and (ii) non-compensation expense related to increased business activity and AUM.

Asset Management operating income was $385 million, an increase of $50 million, or 15%, as compared to operating income of $335 million in 2013 (which included the impact of the $0.2 million charge related to the cost saving initiatives and the $12 million charge pertaining to private equity compensation) and, as a percentage of net revenue, was 34.0%, as compared to 32.2% in 2013.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Year Ended December 31,
	2015	2014	2013
	($ in thousands)
Interest Income	$3,530	$9,702	$9,550
Interest Expense	(54,695)	(68,200)	(87,031)

Net Interest (Expense)	(51,165)	(58,498)	(77,481)
Other Revenue	10,708	17,905	41,848

Net Revenue (Expense)	(40,457)	(40,593)	(35,633)
Operating Expenses (a)	76,796	32,735	101,352

Operating Loss	$(117,253)	$(73,328)	$(136,985)

(a)	Includes, (i) in 2015, (a) $60,219 relating to the redemption of a significant portion of the Company’s 2017 Notes and (ii) in 2013, (a) $16,689 associated with the implementation of the cost saving initiatives and (b) $54,087 relating to the refinancing of the 2015 Notes and the issuance of the 2020 Notes.

Corporate Results of Operations

Year Ended December 31, 2015 versus December 31, 2014

Net interest expense decreased $7 million, or 13%, as compared to 2014, primarily due to the redemption of $450 million of the 2017 Notes and the issuance of $400 million aggregate principal amount of 3.75% senior notes due 2025 (the “2025 Notes”).

Other revenue decreased $7 million, or 40%, as compared to 2014, primarily due to investment losses recorded in connection with LFI.

Operating expenses increased $44 million as compared to 2014, including in 2015, a charge of $60 million related to the redemption of a significant portion of the Company’s 2017 Notes. Excluding the impact of such charges, operating expenses decreased $16 million, or 49%, compared to 2014, primarily due to decreased compensation and benefits expense.

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

Cash Flows

The Company’s cash flows are influenced primarily by the timing of the receipt of Financial Advisory and Asset Management fees, the timing of distributions to members, payments of incentive compensation to managing directors and employees and purchases of Class A common stock. Cash flows also were affected in 2015, by the redemption of $450 million of the 2017 Notes and the issuance of the 2025 Notes and, in 2013, by the refinancing of the 2015 Notes and the issuance of the 2020 Notes. M&A and Other Advisory and Asset Management fees are generally collected within 60 days of billing, while Restructuring fee collections may extend beyond 60 days, particularly those that involve bankruptcies with court-ordered holdbacks. Fees from our Private Fund Advisory activities are generally collected over a four-year period from billing and typically include an interest component.

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

Summary of Cash Flows:

	Year Ended December 31,
	2015	2014	2013
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$449.3	$463.2	$186.8
Adjustments to reconcile net income to net cash provided by operating activities (a)	391.3	348.6	401.6
Other operating activities (b)	(71.7)	(89.4)	(60.7)

Net cash provided by operating activities	768.9	722.4	527.7

Investing activities	(26.0)	(20.1)	(54.5)
Financing activities (c)	(585.3)	(561.9)	(492.6)
Effect of exchange rate changes	(49.0)	(55.5)	6.2

Net Increase (Decrease) in Cash and Cash Equivalents	108.6	84.9	(13.2)
Cash and Cash Equivalents:
Beginning of Year	917.2	832.3	845.5

End of Year	$1,025.8	$917.2	$832.3

(a)	Consists of the following:

	Year Ended December 31,
	2015	2014	2013
	($ in millions)

Depreciation and amortization of property	$32.8	$34.5	$34.8
Amortization of deferred expenses, stock units and interest rate hedge	319.8	295.0	309.2
Deferred tax provision (benefit)	(2.9)	12.7	(3.3)
Amortization of intangible assets related to acquisitions	5.8	6.4	10.1
Loss on extinguishment of debt	60.2	–	50.8
Gain on disposal of subsidiaries	(24.4)	–	–

Total	$391.3	$348.6	$401.6

(b)	Includes net changes in operating assets and liabilities.
(c)	Consists primarily of purchases of shares of Class A common stock, tax withholdings related to the settlement of vested restricted stock units (“RSUs”), vested restricted stock awards and vested performance-based restricted stock units (“PRSUs”), and distributions to members and noncontrolling interest holders, activity relating to borrowings, including, in 2015, the redemption of a majority of the Company’s 2017 Notes and issuance of the 2025 Notes and, in 2013, the refinancing of the 2015 Notes and issuance of the 2020 Notes.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, purchases of shares of Lazard Ltd Class A common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At December 31, 2015, Lazard Group had approximately $1.0 billion of cash, with such amount including approximately $512 million held at Lazard’s operations outside the U.S. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, we expect that no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of December 31, 2015, Lazard had approximately $235 million in unused lines of credit available to it, including a $150 million, five-year, senior revolving credit facility with a group of lenders that expires in September 2020 (the “Amended and Restated Credit Agreement”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $27 million (at December 31, 2015 exchange rates) and Edgewater of $55 million. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

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

Financing Activities

The table below sets forth our corporate indebtedness as of December 31, 2015 and 2014. The agreements with respect to this indebtedness are discussed in more detail in our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Maturity Date	As of December 31,		Increase (Decrease)
		2015	2014
		($ in millions)
Senior Debt:
6.85%	2017	$98.4	$548.4	$(450.0)
4.25%	2020	500.0	500.0	–
3.75%	2025	400.0	–	400.0

Total Senior Debt		$998.4	$1,048.4	$(50.0)

During February 2015, Lazard Group completed an offering of the 2025 Notes. Lazard Group used the net proceeds of the 2025 Notes, together with cash on hand, to redeem or otherwise retire $450 million of the 2017 Notes, which, including the recognition of unamortized issuance costs, resulted in a loss on debt extinguishment in connection with the redemption of such 2017 Notes of approximately $60 million.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, along with the use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months.

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended December 31, 2015, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.10 to 1.00 and its Consolidated Interest Coverage Ratio being 21.03 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of December 31, 2015.

In addition, the Amended and Restated Credit Agreement, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At December 31, 2015, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 11 of Notes to Consolidated Financial Statements for additional information regarding senior debt.

Members’ Equity

At December 31, 2015, total members’ equity was $703 million, as compared to $494 million and $536 million at December 31, 2014 and 2013, respectively, including $650 million, $432 million and $469 million attributable to Lazard Group on the respective dates. The net activity in members’ equity during the years ended December 31, 2015 and 2014 is reflected in the table below:

	Year Ended December 31,
	2015	2014
	($ in millions)
Members’ Equity—Beginning of Year	$494	$536

Increase (decrease) due to:
Net income	449	463
Other comprehensive loss	(26)	(61)
Amortization of share-based incentive compensation	227	206
Purchase of Lazard Ltd Class A common stock	(216)	(232)
Settlement of share-based incentive compensation, net of related tax benefit of $13 million and $5 million for the years ended December 31, 2015 and 2014, respectively(a)	(107)	(81)
Distributions to members and noncontrolling interests, net	(146)	(333)
Contribution from member	30	–
Other—net	(2)	(4)

Members’ Equity—End of Year	$703	$494

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

	Number of Shares	Average Price Per Share
Years Ended December 31:
2013	3,488,101	$37.98
2014	4,114,206	$46.83
2015	3,438,789	$50.24

As of December 31, 2015, a total of $106 million of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, which will expire on December 31, 2016.

In addition, on January 27, 2016, the Board of Directors of Lazard authorized the repurchase of up to $200 million of additional shares of Lazard Ltd’s Class A common stock, which authorization will expire on December 31, 2017.

During the year ended December 31, 2015, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases in the open market.

The Company plans to continue to deploy excess cash and may do so in a variety of ways, which may include repurchasing outstanding shares of Lazard Ltd Class A common stock, distributions to members and noncontrolling interest holders and repurchasing its outstanding debt.

See Notes 13 and 14 of Notes to Consolidated Financial Statements for additional information regarding Lazard’s members’ equity and incentive plans, respectively.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of December 31, 2015:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior Debt (including interest) (a)	$1,256,497	$42,987	$174,218	$572,500	$466,792
Operating Leases (exclusive of $63,843 of committed sublease income)	869,908	77,651	141,002	123,257	527,998
Capital Leases (including interest)	9,632	2,060	7,546	26	–
Investment Capital Funding Commitments (b)	10,242	10,242	–	–	–

Total (c)	$2,146,279	$132,940	$322,766	$695,783	$994,790

(a)	See Note 11 of Notes to Consolidated Financial Statements.
(b)	Unfunded commitments to private equity investments consolidated but not owned by Lazard of $5,501 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders. See Note 6 of Notes to Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.
(c)	The table above excludes contingent obligations, as well as any possible payments for uncertain tax positions, given the inability to estimate the possible amounts and timing of any such payments. See Notes 12, 14, 15 and 17 of Notes to Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes, respectively.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our consolidated financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with U.S. GAAP. The preparation of Lazard’s consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Lazard evaluates its estimates, including those related to revenue recognition, income taxes, investing activities and goodwill. Lazard bases these estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, including judgments regarding the carrying values of assets and liabilities, that are not readily apparent from other sources. Actual results may differ from these estimates.

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

We recognize a deferred tax asset if it is more likely than not (defined as a likelihood of greater than 50%) that a tax benefit will be accepted by a taxing authority. The measurement of deferred tax assets and liabilities is based upon currently enacted tax rates in the applicable jurisdictions. At December 31, 2015, on a consolidated basis, we recorded gross deferred tax assets of approximately $170 million with such amount partially offset by a valuation allowance of approximately $89 million.

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

Certain of our tax-paying entities have individually experienced losses on a cumulative three year basis. In addition, one of our tax paying entities has recorded a valuation allowance on all of its deferred tax assets due to the combined effect of operating losses in certain subsidiaries of that entity as well as foreign taxes that together substantially offset any U.S. tax liability. Taking into account all available information, we cannot determine that it is more likely than not that deferred tax assets will be realized. Considering the recent operating results of such entities, we have recorded valuation allowances on our deferred tax assets of $89 million as of December 31, 2015.

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

Lazard is subject to market and credit risk on investments held. As such, gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income.

Data relating to investments is set forth below:

	December 31,
	2015	2014
	($ in thousands)
Seed investments by asset class:
Equities (a)	$85,419	$121,611
Fixed income	4,220	15,602
Alternative investments	56,505	26,374

Total seed investments	146,144	163,587

Other investments owned:
Private equity (b)	83,729	108,049
Interest-bearing deposits (c)	54,885	84,575
Fixed income and other	21,872	25,629

Total other investments owned	160,486	218,253

Subtotal	306,630	381,840

Add:
Equity method (d)	8,917	7,776
Private equity consolidated, not owned (e)	16,490	6,421
LFI (f)	198,675	213,189

Total investments	$530,712	$609,226

(a)	At December 31, 2015 and 2014, seed investments in directly owned equity securities were invested as follows:

	December 31,
	2015	2014
Percentage invested in:
Financials	33%	33%
Consumer	30	27
Industrial	13	12
Technology	9	10
Energy	3	5
Other	12	13

Total	100%	100%

(b)	Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $30 million and $25 million as of December 31, 2015 and 2014, respectively.

(c)	Short to medium term interest rates generally turned negative in Europe during 2014 and remain very low in many other countries and regions throughout the world. In the normal course of asset and liability management activities, the Company attempts to minimize negative interest rates on its cash investments. Interest-bearing deposits generally provide positive yields when held to maturity, while also generally allowing immediate penalty-free withdrawal at any time (with less or no interest earned in such case).

(d)	Represents investments accounted for under the equity method of accounting.

(e)	Represents private equity investments that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “members’ equity” on the consolidated statements of financial condition.

(f)	Composed of investments held in connection with LFI and other similar deferred compensation arrangements. The market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to awards expected to vest. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives.

At December 31, 2015 and 2014, total investments with a fair value of $467 million and $517 million, respectively, included $1 million and $1 million, respectively, or less than 1%, respectively, of investments that were classified as Level 3 investments and $123 million and $149 million, respectively, or 26% and 29%, respectively, of investments that were classified using NAV or its equivalent as a practical expedient. See Notes 5 and 6 of Notes to Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of December 31, 2015 and 2014, the Company held seed investments of approximately $146 million and $164 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $49 million in eleven entities as of December 31, 2015, as compared to $42 million in seven entities as of December 31, 2014.

During the year ended December 31, 2015, the Company did not consolidate or deconsolidate any seed investment entities. As such, 100% of the recorded balance of seed investments as of December 31, 2015 represented the Company’s economic interest in the seed investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed investment entities.

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

Equity Market Price Risk—At December 31, 2015 and 2014, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $129 million and $131 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $1.8 million and $2.0 million in the carrying value of such investments as of December 31, 2015 and 2014, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At December 31, 2015 and 2014, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $38 million and $43 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $0.1 million and $0.2 million in the carrying value of such investments as of December 31, 2015 and 2014, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At December 31, 2015 and 2014, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $64 million and $68 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. dollar would result in a decrease of approximately $1.0 million and $0.6 million in the carrying value of such investments as of December 31, 2015 and 2014, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At December 31, 2015 and 2014, the Company’s exposure to changes in fair value of such investments was approximately $84 million and $108 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $8.4 million and $10.8 million in the carrying value of such investments as of December 31, 2015 and 2014, respectively.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At December 31, 2015, total receivables amounted to $606 million, net of an allowance for doubtful accounts of $13 million. As of that date, Financial Advisory and Asset Management fees, Lazard Ltd subsidaries and customers and other receivables comprised 70%, 18% and 12% of total receivables, respectively. At December 31, 2014, total receivables amounted to $558 million, net of an allowance for doubtful accounts of $24 million. As of that date, Financial Advisory and Asset Management fees, and customer receivables comprised 87% and 13% of total receivables, respectively. At December 31, 2015 and 2014, the Company had receivables past due or deemed uncollectible of approximately $20 million and $25 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit (primarily for clients of LFG). At December 31, 2015 and 2014, customer receivables included $38 million and $35 million of LFB loans, respectively, with such loans being fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $1 million and $2 million at December 31, 2015 and 2014, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $2 million and $0.8 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $194 million and $207 million at December 31, 2015 and 2014, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of December 31, 2015, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $10 million in the event interest rates were to increase by 1% and decrease by approximately $10 million if rates were to decrease by 1%.

As of December 31, 2015, the Company’s cash and cash equivalents totaled approximately $1.0 billion. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and (iii) in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Lazard Group LLC and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited the Company’s internal control over financial reporting as of December 31, 2015, as stated in their report which appears under “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Lazard Group LLC:

We have audited the internal control over financial reporting of Lazard Group LLC and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report On Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as listed in the Index at Item 8 as of and for the year ended December 31, 2015 of the Company, and our report dated February 25, 2016, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/    Deloitte & Touche LLP

New York, New York

February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Lazard Group LLC:

We have audited the accompanying consolidated statements of financial condition of Lazard Group LLC and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in members’ equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lazard Group LLC and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

New York, New York

February 25, 2016

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2015 AND 2014

(dollars in thousands)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$1,025,844	$917,212
Deposits with banks and short-term investments	389,861	207,760
Cash deposited with clearing organizations and other segregated cash	34,948	43,290

Receivables (net of allowance for doubtful accounts of $12,882 and $23,540 at December 31, 2015 and 2014, respectively):
Fees	423,817	483,681
Customers and other	73,396	73,915
Lazard Ltd subsidiaries	108,817	332

	606,030	557,928
Investments	530,712	609,226

Property (net of accumulated amortization and depreciation of $265,505 and $256,285 at December 31, 2015 and 2014, respectively)	207,165	222,569

Goodwill and other intangible assets (net of accumulated amortization of $57,561 and $51,754 at December 31, 2015 and 2014, respectively)	326,976	347,438

Deferred tax assets	52,695	59,041
Other assets	223,815	206,216

Total Assets	$3,398,046	$3,170,680

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2015 AND 2014

(dollars in thousands)

	December 31,
	2015	2014
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$506,665	$316,602
Accrued compensation and benefits	570,409	606,290
Senior debt	998,350	1,048,350
Payable to Lazard Ltd subsidiaries	104,893	155,742
Deferred tax liabilities	11,104	15,080
Capital lease obligations	9,028	12,015
Other liabilities	494,697	522,462

Total Liabilities	2,695,146	2,676,541
Commitments and contingencies

MEMBERS’ EQUITY
Members’ equity (net of 3,322,385 and 5,663,243 shares of Lazard Ltd Class A common stock, at a cost of $161,288 and $246,032 at December 31, 2015 and 2014, respectively	839,517	594,834
Accumulated other comprehensive loss, net of tax	(189,758)	(163,288)

Total Lazard Group LLC Members’ Equity	649,759	431,546
Noncontrolling interests	53,141	62,593

Total Members’ Equity	702,900	494,139

Total Liabilities and Members’ Equity	$3,398,046	$3,170,680

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
REVENUE
Investment banking and other advisory fees	$1,276,096	$1,201,424	$972,533
Asset management fees	1,036,821	1,080,842	994,707
Interest income	5,661	11,108	11,076
Other	86,583	75,567	92,797

Total revenue	2,405,161	2,368,941	2,071,113
Interest expense	54,885	68,205	87,039

Net revenue	2,350,276	2,300,736	1,984,074

OPERATING EXPENSES
Compensation and benefits	1,319,620	1,313,550	1,278,479
Occupancy and equipment	109,841	111,522	122,899
Marketing and business development	81,541	88,029	84,213
Technology and information services	95,526	91,119	89,288
Professional services	46,796	44,495	40,660
Fund administration and outsourced services	61,363	65,457	59,298
Amortization of intangible assets related to acquisitions	5,821	6,387	10,114
Other	98,923	39,202	80,114

Total operating expenses	1,819,431	1,759,761	1,765,065

OPERATING INCOME	530,845	540,975	219,009

Provision for income taxes	81,548	77,815	32,242

NET INCOME	449,297	463,160	186,767

LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	6,559	6,156	3,704

NET INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$442,738	$457,004	$183,063

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
NET INCOME	$449,297	$463,160	$186,767

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	(44,062)	(43,861)	(3,421)
Amortization of interest rate hedge	–	–	2,502
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $5,644, $(9,045) and $(6,388) for the years ended December 31, 2015, 2014 and 2013, respectively)	11,283	(21,983)	(13,500)
Adjustment for items reclassified to earnings (net of tax expense of $1,507, $1,923 and $1,929 for the years ended December 31, 2015, 2014 and 2013, respectively)	6,309	4,749	4,605

OTHER COMPREHENSIVE LOSS, NET OF TAX	(26,470)	(61,095)	(9,814)

COMPREHENSIVE INCOME	422,827	402,065	176,953
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	6,559	6,153	3,625

COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$416,268	$395,912	$173,328

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$449,297	$463,160	$186,767
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	32,785	34,463	34,750
Amortization of deferred expenses, share-based incentive compensation and interest rate hedge	319,744	294,960	309,229
Amortization of intangible assets related to acquisitions	5,821	6,387	10,114
Deferred tax provision (benefit)	(2,898)	12,733	(3,275)
Loss on extinguishment of debt	60,219	–	50,757
Gain on disposal of subsidiary	(24,388)	–	–
(Increase) decrease in operating assets:
Deposits with banks and short-term investments	(207,373)	8,544	58,570
Cash deposited with clearing organizations and other segregated cash	6,909	15,656	4,811
Receivables-net	(75,340)	(57,618)	(35,481)
Investments	64,232	(159,544)	(62,098)
Other assets	(109,321)	(113,622)	(62,463)
Increase (decrease) in operating liabilities:
Deposits and other payables	204,886	32,541	(11,223)
Accrued compensation and benefits and other liabilities	44,327	184,704	47,193

Net cash provided by operating activities	768,900	722,364	527,651

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(26,629)	(22,184)	(60,964)
Disposals of property	677	2,085	6,411

Net cash used in investing activities	(25,952)	(20,099)	(54,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from noncontrolling interests	275	1,332	832
Issuance of senior debt, net of expenses	396,272	–	493,398
Excess tax benefits from share-based incentive compensation	13,300	5,149	1,108
Other financing activities	–	200	–
Payments for:
Senior debt	(509,098)	–	(578,464)
Capital lease obligations	(1,826)	(2,171)	(2,659)
Distributions to noncontrolling interests	(16,286)	(11,546)	(13,367)
Purchase of Lazard Ltd Class A common stock	(215,642)	(141,192)	(132,477)
Distribution to members	(129,787)	(322,369)	(125,516)
Settlement of vested share-based incentive compensation	(120,116)	(85,442)	(132,533)
Other financing activities	(2,371)	(5,840)	(2,866)

Net cash used in financing activities	(585,279)	(561,879)	(492,544)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(49,037)	(55,451)	6,220

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	108,632	84,935	(13,226)
CASH AND CASH EQUIVALENTS—January 1	917,212	832,277	845,503

CASH AND CASH EQUIVALENTS—December 31	$1,025,844	$917,212	$832,277

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$49,086	$66,049	$86,329

Income taxes, net of refunds	$56,564	$48,722	$21,853

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity
Balance – January 1, 2013	$545,572	$(92,393)	$453,179	$75,908	$529,087
Comprehensive income (loss):
Net income	183,063		183,063	3,704	186,767
Other comprehensive loss – net of tax		(9,735)	(9,735)	(79)	(9,814)
Amortization of share-based incentive compensation	235,898		235,898		235,898
Distributions to members and noncontrolling interests, net	(125,516)		(125,516)	(12,535)	(138,051)
Purchase of Lazard Ltd Class A common stock	(132,477)		(132,477)		(132,477)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation and related tax benefit of $40	(132,493)		(132,493)		(132,493)
Business acquisitions and related equity transactions:
Delivery of Lazard Ltd Class A common stock	285		285		285
Lazard Ltd Class A common stock issuable (including related amortization)	790		790		790
Adjustment related to noncontrolling interests	(588)	(68)	(656)	(344)	(1,000)
Other	(2,866)		(2,866)		(2,866)

Balance – December 31, 2013 (*)	$571,668	$(102,196)	$469,472	$66,654	$536,126

(*)	Includes 129,766,090 common membership interests issued at December 31, 2013. Also includes profit participation interests and two managing member interests.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity
Balance – January 1, 2014	$571,668	$(102,196)	$469,472	$66,654	$536,126
Comprehensive income (loss):
Net income	457,004		457,004	6,156	463,160
Other comprehensive loss – net of tax		(61,092)	(61,092)	(3)	(61,095)
Amortization of share-based incentive compensation	206,195		206,195		206,195
Distributions to members and noncontrolling interests, net	(322,369)		(322,369)	(10,214)	(332,583)
Purchase of Lazard Ltd Class A common stock	(232,220)		(232,220)		(232,220)
Delivery of Lazard Ltd Class A common stock in connection with shared-based incentive compensation awards and related tax benefit of $4,783	(80,659)		(80,659)		(80,659)
Business acquisitions and related equity transactions:
Delivery of Lazard Ltd Class A common stock	285		285		285
Lazard Ltd Class A common stock issuable (including related amortization)	570		570		570
Other	(5,640)		(5,640)		(5,640)

Balance – December 31, 2014 (*)	$594,834	$(163,288)	$431,546	$62,593	$494,139

(*)	Includes 129,766,090 common membership interests issued at December 31, 2014. Also includes profit participation interests and two managing member interests.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity
Balance – January 1, 2015	$594,834	$(163,288)	$431,546	$62,593	$494,139
Comprehensive income (loss):
Net income	442,738		442,738	6,559	449,297
Other comprehensive loss - net of tax		(26,470)	(26,470)		(26,470)
Amortization of share-based incentive compensation	226,723		226,723		226,723
Contribution from member	30,000		30,000		30,000
Distributions to members and noncontrolling interests, net	(129,787)		(129,787)	(16,011)	(145,798)
Purchase of Lazard Ltd Class A common stock	(215,642)		(215,642)		(215,642)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation awards and related tax benefit of $13,138	(106,978)		(106,978)		(106,978)
Other	(2,371)		(2,371)		(2,371)

Balance – December 31, 2015 (*)	$839,517	$(189,758)	$649,759	$53,141	$702,900

(*)	At December 31, 2015, in addition to profit participation interests, there were two managing member interests.

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of December 31, 2015 and 2014. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group. LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity formerly owned by Lazard Group’s current and former managing directors, held approximately 0.5% of the outstanding Lazard Group common membership interests as of January 1, 2014. As of January 1, 2014, LAZ-MD Holdings was also the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”). In May 2014, the remaining outstanding Lazard Group common membership interests held by LAZ-MD Holdings were exchanged for shares of Lazard Ltd’s Class A common stock, par value $0.01 per share (“Class A common stock”), and the sole issued and outstanding share of Lazard Ltd’s Class B common stock was automatically converted into one share of Lazard Ltd’s Class A common stock pursuant to the provisions of Lazard Ltd’s bye-laws, resulting in only one outstanding class of common stock (the “Final Exchange of LAZ-MD Interests”). Following the Final Exchange of LAZ-MD Interests, Lazard Group became a wholly-owned indirect subsidiary of Lazard Ltd.

Lazard Group’s principal operating activities are included in two business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”) and other strategic matters, restructurings, capital structure, capital raising, corporate preparedness and various other financial matters, and

•

Asset Management, which offers a broad range of global investment solutions and investment management services in equity and fixed income strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.

In addition, we record selected other activities in our Corporate segment, including management of cash, investments, deferred tax assets, outstanding indebtedness and assets and liabilities associated with Lazard Group’s Paris-based subsidiary Lazard Frères Banque SA (“LFB”).

LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by Lazard Frères Gestion SAS (“LFG”) and other clients, investment banking activities, including participation in underwritten offerings of securities in France, and asset-liability management.

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

Certain prior period amounts have been reclassified to conform to the current period presentation, primarily by separately presenting deferred tax assets and deferred tax liabilities in the consolidated statements of financial condition.

2.	SIGNIFICANT ACCOUNTING POLICIES

The accounting policies below relate to reported amounts and disclosures in the consolidated financial statements.

Foreign Currency Translation—The consolidated financial statements are presented in U.S. Dollars. Many of the Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. Dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. Dollars at year-end exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. Dollars are reported in “accumulated other comprehensive income (loss), net of tax” (“AOCI”). Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of operations. Foreign currency remeasurement gains (losses), net of hedge transactions (see Note 7) amounted to $1,467, $296 and $(2,564), respectively, for the years ended December 31, 2015, 2014 and 2013, and are included in “revenue-other” on the respective consolidated statements of operations.

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

See Note 4 for additional information regarding receivables.

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

See Notes 5 and 6 for additional information regarding the Company’s investments.

Property-net—Property is stated at cost or, in the case of property under capital leases, the present value of the future minimum lease payments, less accumulated depreciation and amortization. Buildings represent owned property and amounts recorded pursuant to capital leases (see Notes 8 and 12), with the related obligations recorded as capital lease obligations. Such buildings are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are capitalized and are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Depreciation of furniture and equipment, including computer hardware and software, is determined on a straight-line basis using estimated useful lives. Depreciation and amortization expense aggregating $32,785, $34,463 and $34,750 for the years ended December 31, 2015, 2014 and 2013, respectively, is included on the respective consolidated statements of operations in “occupancy and equipment” or “technology and information services”, depending on the nature of the underlying asset. Repairs and maintenance are expensed as incurred.

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

The Company completed its annual goodwill review as of November 1, 2015, and determined that no impairment existed.

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

See Note 9 with respect to goodwill and other intangible assets.

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

In addition to the derivative instruments described above, the Company records derivative liabilities relating to its obligations pertaining to Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures, and is included in “accrued compensation and benefits” in the consolidated statements of financial condition. Changes in the fair value of the derivative liabilities are included in “compensation and benefits” in the consolidated statements of operations, the impact of which equally offsets the changes in the fair value of investments which are currently expected to be delivered upon settlement of LFI and other similar deferred compensation arrangements, which are reported in “revenue-other” in the consolidated statements of operations. For information regarding LFI and other similar deferred compensation arrangements, see Notes 5, 7 and 14.

Deposits and Other Customer Payables—Principally relates to LFB customer-related demand deposits, both interest-bearing and non-interest bearing.

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

Fair Value of Financial Assets and Liabilities—The majority of the Company’s financial assets and liabilities are recorded at fair value or at amounts that approximate fair value. Such assets and liabilities include cash and cash equivalents, deposits with banks and short-term investments, cash deposited with clearing organizations and other segregated cash, receivables, investments (excluding investments accounted for at amortized cost, interest-bearing deposits or using the equity method of accounting), derivative instruments, deposits and other customer payables.

Revenue Recognition

Investment Banking and Other Advisory Fees—Fees for M&A and Other Advisory services and Restructuring advisory services are recorded when (i) there is persuasive evidence of an arrangement with a

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

client, (ii) fees are fixed or determinable, (iii) the agreed-upon services have been completed and delivered to the client or the transaction or events contemplated in the engagement letter are determined to be substantially completed, which is generally the date the related transactions are consummated and (iv) collection is reasonably assured. Expenses that are directly related to such transactions and billable to clients are deferred to match revenue recognition. “Investment banking and other advisory fees” on the Company’s consolidated statements of operations are presented net of client reimbursements of expenses. The amount of expenses reimbursed by clients for the years ended December 31, 2015, 2014 and 2013 are $19,358, $20,407 and $18,327, respectively.

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

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance fees for providing such services. Investment advisory fees relating to such services were $534,752, $532,415 and $499,272 for the years ended December 31, 2015, 2014 and 2013, respectively, of which $42,002 and $42,291 remained as a receivable at December 31, 2015 and 2014, respectively, and is included in “fees receivable” on the consolidated statements of financial condition.

Soft Dollar Arrangements—The Company’s Asset Management business obtains research and other services through “soft dollar” arrangements. Consistent with the “soft dollar” safe harbor established by Section 28(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Asset Management business does not have any contractual obligation or arrangement requiring it to pay for research and other services obtained through soft dollar arrangements with brokers. Instead, the provider is obligated to pay for the services. Consequently, the Company

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

does not incur any liability and does not accrue any expenses in connection with any research or other services obtained by the Asset Management business pursuant to such soft dollar arrangements. For the year ended December 31, 2015, the Company obtained research and other services through soft dollar arrangements valued at approximately $24,000. If the use of soft dollars is limited or prohibited in the future by regulation, we may have to bear the costs of such research and other services.

Equity-Based Incentive Compensation Awards—Equity-based incentive compensation awards that do not require future service are expensed immediately. Equity-based compensation awards that require future service are amortized over the applicable vesting period, or requisite service period, based on the fair value of Lazard Ltd’s Class A common stock on the date of grant. Compensation expense recognized for equity-based incentive compensation is determined based on the number of awards that in the Company’s estimate are considered probable of vesting (including as a result of any applicable performance conditions). Equity-based incentive compensation is recognized in “compensation and benefits” expense.

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

Income Taxes—Although a portion of Lazard Group’s income is subject to U.S. federal income taxes, Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income from its U.S. operations is generally not subject to U.S. federal income taxes because such income is attributable to its partners. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes in foreign jurisdictions. Lazard Group is also subject to Unincorporated Business Tax (“UBT”) attributable to its operations apportioned to New York City (see Note 17 for additional information).

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Such temporary differences are reflected as deferred tax assets and deferred tax liabilities on the consolidated statements of financial condition. A deferred tax asset is recognized if it is more likely than not (defined as a likelihood of greater than 50%) that a tax benefit will be accepted by a taxing authority.

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

The Company recognizes interest and/or penalties related to unrecognized tax benefits in “provision for income taxes”. See Note 17 for additional information relating to income taxes.

3.	RECENT ACCOUNTING DEVELOPMENTS

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

Intangibles—Goodwill and Other—Internal-Use Software: Customers Accounting for Fees Paid in a Cloud Computing Arrangement—In April 2015, the FASB issued updated guidance providing clarification on whether a

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

cloud computing arrangement that contains a software license should be accounted for as internal-use software. The new guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

Fair Value Measurement—In May 2015, the FASB issued updated guidance for the classification and disclosure of certain investments using the net asset value (“NAV”) as a practical expedient to measure the fair value of the investment. The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using NAV as a practical expedient. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, with early adoption permitted. The new guidance is to be applied on a retrospective basis. The Company elected to early adopt this guidance in the quarter ended September 30, 2015 and has removed investments that are measured at NAV as a practical expedient from the fair value hierarchy in all periods presented in the consolidated financial statements and related disclosures.

4.	RECEIVABLES

The Company’s receivables represent fee receivables, amounts due from customers and other receivables, and amounts due from Lazard Ltd subsidiaries.

Receivables are stated net of an estimated allowance for doubtful accounts, for past due amounts and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. Activity in the allowance for doubtful accounts for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Year Ended December 31,
	2015	2014	2013
Beginning Balance	$23,540	$28,777	$23,017
Bad debt expense, net of recoveries	3,125	12,246	4,395
Charge-offs, foreign currency translation and other adjustments	(13,783)	(17,483)	1,365

Ending Balance	$12,882	$23,540	$28,777

Bad debt expense, net of recoveries is included in “investment banking and other advisory fees” on the consolidated statements of operations.

At December 31, 2015 and 2014, the Company had receivables past due or deemed uncollectible of $19,923 and $24,578, respectively.

Of the Company’s fee receivables at December 31, 2015 and 2014, $81,774 and $86,221, respectively, represented interest-bearing financing receivables. In addition, at December 31, 2015, the Company had interest- bearing receivables from Lazard Ltd subsidiaries of $106,567. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of past due or uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $417,689 and $471,707 at December 31, 2015 and 2014, respectively, approximates fair value.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

5.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014
Interest-bearing deposits	$54,885	$84,575

Debt	535	10,426

Equities	44,834	57,302

Funds:
Alternative investments (a)	67,600	34,705
Debt (a)	55,935	71,763
Equity (a)	197,787	228,209
Private equity	100,219	114,470

	421,541	449,147

Equity method	8,917	7,776

Total investments	530,712	609,226
Less:
Interest-bearing deposits	54,885	84,575
Equity method	8,917	7,776

Investments, at fair value	$466,910	$516,875

Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$3,239	$9,290

(a)	Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $10,996, $31,598 and $156,081, respectively, at December 31, 2015 and $8,321, $42,070 and $162,798, respectively, at December 31, 2014, held in order to satisfy the Company’s liability upon vesting of previously granted LFI and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 7 and 14).

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

Debt funds primarily consist of seed investments in funds related to our Asset Management business that invest in debt securities, amounts related to LFI discussed above and an investment in a Lazard-managed debt fund.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Equity funds primarily consist of seed investments in funds related to our Asset Management business that invest in equity securities, and amounts related to LFI discussed above.

Private equity investments include those owned by Lazard and those consolidated but not owned by Lazard. Private equity investments owned by Lazard are primarily comprised of investments in private equity funds. Such investments primarily include (i) Edgewater Growth Capital Partners III, L.P. (“EGCP III”), a fund primarily making equity and buyout investments in middle market companies, (ii) until the fourth quarter of 2015, Lazard Australia Corporate Opportunities Fund 2 (“COF2”), an Australian fund targeting Australian mid-market investments, (iii) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies, and (iv) a fund targeting significant noncontrolling-stake investments in established private companies. The Company disposed of its private equity business in Australia in the second quarter of 2015 in a transaction with the management of the disposed business. Revenue of $24,388 relating to the disposal of the business primarily represents the realization of carried interest at fair value and is included in “revenue-other” on the consolidated statements of operations for the year ended December 31, 2015.

Private equity investments consolidated but not owned by Lazard relate to the economic interests that are owned by the management team and other investors in the Edgewater Funds (“Edgewater”).

During the years ended December 31, 2015, 2014 and 2013, the Company reported in “revenue-other” on its consolidated statements of operations net unrealized investment gains and losses pertaining to “trading” securities still held as of the reporting date as follows:

	Year Ended December 31,
	2015	2014	2013
Net unrealized investment gains (losses)	$(19,784)	$(8,946)	$16,877

6.	FAIR VALUE MEASUREMENTS

Fair Value Hierarchy of Investments and Certain Other Assets and Liabilities—Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:

Level 1.	Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Lazard has the ability to access.

Level 2.	Assets and liabilities whose values are based on (i) quoted prices for similar assets or liabilities in an active market, or quoted prices for identical or similar assets or liabilities in non-active markets, or (ii) inputs other than quoted prices that are directly observable or derived principally from, or corroborated by, market data.

Level 3.	Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our own assumptions about the assumptions a market participant would use in pricing the asset or liability. Items included in Level 3 include securities or other financial assets whose trading volume and level of activity have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis.

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

The fair values of derivatives entered into by the Company are classified as Level 2 and are based on the values of the related underlying assets, indices or reference rates as follows: the fair value of forward foreign currency exchange rate contracts is a function of the spot rate and the interest rate differential of the two currencies from the trade date to settlement date; the fair value of total return swaps is based on the change in fair values of the related underlying equity security, financial instrument or index and a specified notional holding; the fair value of interest rate swaps is based on the interest rate yield curve; and the fair value of derivative liabilities related to LFI and other similar deferred compensation arrangements is based on the value of the underlying investments, adjusted for forfeitures. See Note 7.

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

The following tables present, as of December 31, 2015 and 2014, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	December 31, 2015
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Investments:
Debt	$535	$–	$–	$–	$535
Equities	43,558	–	1,276	–	44,834
Funds:
Alternative investments	45,135	–	–	22,465	67,600
Debt	55,929	–	–	6	55,935
Equity	197,745	–	–	42	197,787
Private equity	–	–	–	100,219	100,219
Derivatives	–	1,048	–	–	1,048

Total	$342,902	$1,048	$1,276	$122,732	$467,958

Liabilities:
Securities sold, not yet purchased	$3,239	$–	$–	$–	$3,239
Derivatives	–	195,689	–	–	195,689

Total	$3,239	$195,689	$–	$–	$198,928

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

	December 31, 2014 (b)
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Investments:
Debt	$5,540	$4,886	$–	$–	$10,426
Equities	55,987	–	1,315	–	57,302
Funds:
Alternative investments	–	–	–	34,705	34,705
Debt	71,759	–	–	4	71,763
Equity	228,166	–	–	43	228,209
Private equity	–	–	–	114,470	114,470
Derivatives	–	2,355	–	–	2,355

Total	$361,452	$7,241	$1,315	$149,222	$519,230

Liabilities:
Securities sold, not yet purchased	$9,290	$–	$–	$–	$9,290
Derivatives	–	208,093	–	–	208,093

Total	$9,290	$208,093	$–	$–	$217,383

(a)	Represents certain investments measured at NAV or its equivalent as a practical expedient in determining fair value. In accordance with current accounting guidance, these investments have not been classified in the fair value hierarchy. See Note 3 for additional information.

(b)	The table as of December 31, 2014 reflects the retrospective application of new disclosure guidance adopted by the Company for investments using NAV or its equivalent as a practical expedient when measuring fair value. See Note 3.

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015 (a)
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (b)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$1,315	$14	$–	$–	$(53)	$1,276

Total Level 3 Assets	$1,315	$14	$–	$–	$(53)	$1,276

	Year Ended December 31, 2014 (a)
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (b)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$1,340	$19	$–	$(1)	$(43)	$1,315

Total Level 3 Assets	$1,340	$19	$–	$(1)	$(43)	$1,315

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

	Year Ended December 31, 2013 (a)
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (b)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$190	$11	$1,095	$–	$44	$1,340

Total Level 3 Assets	$190	$11	$1,095	$–	$44	$1,340

(a)	The tables for the years ended December 31, 2015, 2014 and 2013 reflect the retrospective application of new disclosure guidance adopted by the Company for investments using NAV or its equivalent as a practical expedient when measuring fair value. See Note 3.

(b)	Earnings for the years ended December 31, 2015, 2014 and 2013 include net unrealized gains of $14, $19 and $11, respectively.

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the years ended December 31, 2015 and 2014.

Financial Instruments Not Measured at Fair Value—The table below presents the carrying value, fair value and fair value hierarchy category of certain financial instruments as of December 31, 2015 and 2014 that are not measured at fair value in the Company’s consolidated statement of financial condition, and excludes certain financial instruments such as equity method investments.

	December 31, 2015
			Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,025,844	$1,025,844	$1,025,844	$–	$–
Deposits with banks and short-term investments	389,861	389,861	389,861	–	–
Cash deposited with clearing organizations and other segregated cash	34,948	34,948	34,948	–	–
Interest-bearing financing receivables	81,774	82,573	–	–	82,573
Interest-bearing deposits (included within investments)	54,885	54,885	54,885	–	–

Financial Liabilities:
Deposits and other customer payables	$506,665	$506,665	$506,665	$–	$–
Senior debt	998,350	993,999	–	993,999	–

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

	December 31, 2014
			Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$917,212	$917,212	$917,212	$–	$–
Deposits with banks and short-term investments	207,760	207,760	207,760	–	–
Cash deposited with clearing organizations and other segregated cash	43,290	43,290	43,290	–	–
Interest-bearing financing receivables	86,221	88,499	–	–	88,499
Interest-bearing deposits (included within investments)	84,575	84,575	84,575	–	–

Financial Liabilities:
Deposits and other customer payables	$316,602	$316,602	$316,602	$–	$–
Senior debt	1,048,350	1,134,834	–	1,134,834	–

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following tables present, at December 31, 2015 and 2014, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	December 31, 2015
				% of Fair Value Not Redeemable	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair value	Unfunded Commitments			% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$20,410	$–		NA	NA	NA	NA	(a)	<30-60 days
Funds of funds	465	–		NA	NA	NA	NA	(b)	<30-90 days
Other	1,590	–		NA	NA	NA	NA	(c)	<30-60 days
Debt funds	6	–		NA	NA	NA	NA	(d)	30 days
Equity funds	42	–		NA	NA	NA	NA	(e)	<30-90 days
Private equity funds:
Equity growth	67,895	10,242	(f)	100%	18%	39%	43%	NA	NA
Mezzanine debt	32,324	–		100%	–	–	100%	NA	NA

Total	$122,732	$10,242

(a)	weekly (23%), monthly (69%) and quarterly (8%)
(b)	monthly (98%) and quarterly (2%)
(c)	daily (20%) and monthly (80%)
(d)	daily (100%)
(e)	daily (18%), monthly (54%) and quarterly (28%)
(f)	Unfunded commitments to private equity investments consolidated but not owned by Lazard of $5,501 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

	December 31, 2014
				% of Fair Value Not Redeemable	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair value	Unfunded Commitments			% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$31,042	$–		NA	NA	NA	NA	(a)	<30-60 days
Funds of funds	475	–		NA	NA	NA	NA	(b)	<30-90 days
Other	3,188	–		NA	NA	NA	NA	(c)	<30-60 days
Debt funds	4	–		NA	NA	NA	NA	(d)	30 days
Equity funds	43	–		NA	NA	NA	NA	(e)	30-90 days
Private equity funds:
Equity growth	75,578	18,676	(f)	100%	10%	63%	27%	NA	NA
Mezzanine debt	38,892	–		100%	–	–	100%	NA	NA

Total	$149,222	$18,676

(a)	weekly (15%), monthly (66%) and quarterly (19%)

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

(b)	monthly (98%) and quarterly (2%)
(c)	daily (11%), weekly (3%) and monthly (86%)
(d)	daily (100%)
(e)	daily (14%), monthly (58%) and quarterly (28%)
(f)	Unfunded commitments to private equity investments consolidated but not owned by Lazard of $6,888 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

Investment Capital Funding Commitments—At December 31, 2015, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $9,672, through the earlier of October 12, 2016 (i.e., the end of the investment period) for investments and/or expenses (with a portion of the undrawn amount of such commitments as of that date remaining committed until October 12, 2023 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund.

7.	DERIVATIVES

The tables below present the fair values of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair values of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 14) on the accompanying consolidated statements of financial condition as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Derivative Assets:
Forward foreign currency exchange rate contracts	$1,015	$2,355
Total return swaps and other (a)	33	–

	$1,048	$2,355

Derivative Liabilities:
Forward foreign currency exchange rate contracts	$1,584	$124
Total return swaps and other (a)	531	663
LFI and other similar deferred compensation arrangements	193,574	207,306

	$195,689	$208,093

(a)	For total return swaps, amounts represent the netting of gross derivative assets and liabilities of $460 and $958 as of December 31, 2015, respectively, and $1,123 and $1,786 as of December 31, 2014, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are recorded “net” in “other assets”, with receivables for net cash collateral under such contracts of $9,636 and $12,364 as of December 31, 2015 and 2014, respectively.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, were as follows:

	Year Ended December 31,
	2015	2014	2013
Forward foreign currency exchange rate contracts	$15,773	$22,959	$(3,162)
LFI and other similar deferred compensation arrangements	3,827	(7,326)	(14,099)
Total return swaps and other	4,099	(4,596)	(11,853)

Total	$23,699	$11,037	$(29,114)

8.	PROPERTY

At December 31, 2015 and 2014, property consists of the following:

	Estimated Depreciable Life in Years	December 31,
		2015	2014
Buildings	33	$137,181	$152,982
Leasehold improvements	3-20	167,838	167,837
Furniture and equipment	3-10	160,552	150,457
Construction in progress		7,099	7,578

Total		472,670	478,854
Less - Accumulated depreciation and amortization		265,505	256,285

Property		$207,165	$222,569

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at December 31, 2015 and 2014 are presented below:

	December 31,
	2015	2014
Goodwill	$320,761	$335,402
Other intangible assets (net of accumulated amortization)	6,215	12,036

	$326,976	$347,438

At December 31, 2015 and 2014, goodwill of $256,220 and $270,861, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
	2015	2014	2013
Balance, January 1	$335,402	$345,453	$364,328
Business acquisitions	—	3,232	1,748
Foreign currency translation adjustments	(14,641)	(13,283)	(20,623)

Balance, December 31	$320,761	$335,402	$345,453

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

All changes in the carrying amount of goodwill for the years ended December 31, 2015, 2014 and 2013 are attributable to the Company’s Financial Advisory segment.

The Company evaluates goodwill for impairment annually or more frequently if circumstances indicate that impairment may have occurred. Pursuant to the Company’s goodwill impairment review for the years ended December 31, 2015, 2014 and 2013, the Company determined that no impairment existed.

The gross cost and accumulated amortization of other intangible assets as of December 31, 2015 and 2014, by major intangible asset category, are as follows:

	December 31, 2015			December 31, 2014
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Performance fees	$30,740	$25,192	$5,548	$30,740	$21,116	$9,624
Management fees, customer relationships and non-compete agreements	33,036	32,369	667	33,050	30,638	2,412

	$63,776	$57,561	$6,215	$63,790	$51,754	$12,036

Amortization expense of intangible assets for the years ended December 31, 2015, 2014 and 2013 was $5,821, $6,387 and $10,114, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2016	$3,119
2017	3,096

Total amortization expense	$6,215

(a)	Approximately 45% of intangible asset amortization is attributable to a noncontrolling interest.

10.	OTHER ASSETS AND OTHER LIABILITIES

The following table sets forth the Company’s other assets, by type, as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Current tax receivables and other taxes	$28,499	$32,741
Prepaid compensation (see Note 14)	75,703	73,278
Other advances and prepayments	53,339	30,750
Deferred debt issuance costs	9,744	7,162
Other	56,530	62,285

Total	$223,815	$206,216

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following table sets forth the Company’s other liabilities, by type, as of December 31, 2015 and 2014:

	December 31,
	2015	2014
Accrued expenses	$128,022	$132,300
Current income taxes and other taxes	104,734	94,893
Employee benefit-related liabilities	81,687	110,838
Deferred lease incentives	83,566	83,209
Unclaimed funds at LFB	26,022	31,592
Abandoned leased space (principally in the U.K.)	8,760	10,073
Deferred revenue	30,178	25,942
Securities sold, not yet purchased	3,239	9,290
Other	28,489	24,325

Total	$494,697	$522,462

11.	SENIOR DEBT

Senior debt is comprised of the following as of December 31, 2015 and 2014:

	Initial Principal Amount	Maturity Date	Annual Interest Rate	Outstanding As Of December 31,
				2015	2014
Lazard Group 6.85% Senior Notes (a)	600,000	6/15/17	6.85%	$98,350	$548,350
Lazard Group 4.25% Senior Notes (b)	500,000	11/14/20	4.25%	500,000	500,000
Lazard Group 3.75% Senior Notes (a)	400,000	2/13/25	3.75%	400,000	–

Total				$998,350	$1,048,350

(a)	During February 2015, Lazard Group completed an offering of $400,000 aggregate principal amount of 3.75% senior notes due 2025 (the “2025 Notes”). Lazard Group also issued a notice to redeem $450,000 of Lazard Group’s 6.85% senior notes due June 15, 2017 (the “2017 Notes”) in February 2015. Interest on the 2025 Notes is payable semi-annually on March 1 and September 1 of each year beginning September 1, 2015. Lazard Group used the net proceeds of the 2025 Notes, together with cash on hand, to redeem or otherwise retire $450,000 of the 2017 Notes, which, including the recognition of unamortized issuance costs, resulted in a loss on debt extinguishment of $60,219. Such loss on debt extinguishment was recorded in “operating expenses—other” on the consolidated statement of operations for the year ended December 31, 2015.
(b)	In November 2013, the Company launched a tender offer for all of Lazard Group’s outstanding 7.125% senior notes maturing on May 15, 2015 (the “2015 Notes”) and simultaneously announced a notice of intent to redeem any 2015 Notes not tendered. As a result, the outstanding 2015 Notes of $528,500 were extinguished in the fourth quarter of 2013, which resulted in a pre-tax loss on extinguishment of $50,757, including the recognition of unamortized issuance costs. As a result of the extinguishment, the unamortized amount of the interest rate hedge related to the 2015 Notes was also recognized, which resulted in a loss of $1,563. Both the loss on extinguishment and the loss related to the interest rate hedge were recorded in “operating expenses—other” in the consolidated statement of operations.

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

On September 25, 2015, Lazard Group entered into an Amended and Restated Credit Agreement for a five-year $150,000 senior revolving credit facility with a group of lenders (the “Amended and Restated Credit Agreement”), which expires in September 2020. The Amended and Restated Credit Agreement amended and restated the previous credit agreement dated September 25, 2012. Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. At December 31, 2015 and 2014, no amounts were outstanding under the Amended and Restated Credit Agreement or the prior revolving credit facility, respectively.

The Amended and Restated Credit Agreement, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of December 31, 2015, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

Debt maturities relating to senior borrowings outstanding at December 31, 2015 for each of the five years in the period ending December 31, 2020 and thereafter are set forth in the table below.

Year Ending December 31,
2016	$–
2017	98,350
2018-2019	–
2020	500,000
Thereafter	400,000

Total	$998,350

The Company’s senior debt at December 31, 2015 and 2014 is carried at historical amounts. See Note 6 for information regarding the fair value and fair value hierarchy category of the Company’s senior debt.

As of December 31, 2015, the Company had approximately $235,000 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement, and unused lines of credit available to LFB of approximately $27,000 (at December 31, 2015 exchange rates) and Edgewater of $55,000. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

12.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office space and equipment under non-cancelable lease agreements, which expire on various dates through 2033.

Operating lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. For the years ended December 31, 2015, 2014 and 2013, aggregate rental expense relating to operating leases amounted to $79,523, $80,745 and $86,476, respectively, and is included in “occupancy and equipment” or “technology and information services” on the consolidated statements of operations, depending on the nature of the underlying asset. The Company subleases office space under agreements, which expire

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

on various dates through 2022. Sublease income from such agreements was $9,587, $11,751 and $11,404 for the years ended December 31, 2015, 2014 and 2013, respectively, which includes sublease income of $1,281, $3,097 and $4,136, respectively, from an affiliate of LMDC Holdings LLC (“LMDC Holdings”).

Capital lease obligations recorded under sale/leaseback transactions are payable through 2017 at a weighted average interest rate of approximately 6.1%. Such obligations are collateralized primarily by certain buildings with a net book value of approximately $15,121 and $16,863 at December 31, 2015 and 2014, respectively. The net book value of all assets recorded under capital leases aggregated $15,273 and $17,326 at December 31, 2015 and 2014, respectively.

At December 31, 2015, minimum rental commitments under non-cancelable leases, net of sublease income, are approximately as follows:

Year Ending December 31,	Minimum Rental Commitments
	Capital	Operating
2016	$2,060	$77,651
2017	7,514	73,333
2018	32	67,669
2019	26	62,877
2020	–	60,380
Thereafter	–	527,998

Total minimum lease payments	9,632	869,908
Less amount representing interest	604

Present value of capital lease commitments	$9,028

Less sublease proceeds		63,843

Net lease payments		$806,065

With respect to abandoned leased facilities in the U.K., at December 31, 2015 and 2014, the Company has recognized liabilities of $6,155 and $8,516, respectively, which are included in “other liabilities” on the consolidated statements of financial condition. Payments toward the liabilities continue through the remaining term of the leases. Such liabilities are based on the discounted future commitment, net of expected sublease income.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At December 31, 2015, LFB had $4,660 of such indemnifications and held $4,317 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the consolidated statement of financial condition.

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

The aggregate fair value of the consideration recognized by the Company at the acquisition date was $61,624. Such consideration consisted of (i) a one-time cash payment, (ii) 1,142,857 shares of Class A common

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

stock (the “Initial Shares”) and (iii) up to 1,142,857 additional shares of Class A common stock (the “Earnout Shares”) that are subject to earnout criteria and payable over time. The Earnout Shares will be issued only if certain performance thresholds are met. As of December 31, 2015 and 2014, 913,722 shares are issuable on a contingent basis, and 1,371,992 have been earned because applicable performance thresholds have been satisfied. As of December 31, 2015 and 2014, 1,371,992 of the earned shares have been settled.

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

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, each of LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At December 31, 2015, LFB and LFNY had no such underwriting commitments.

See Notes 6 and 15 for information regarding commitments relating to investment capital funding commitments and obligations to fund our pension plans, respectively.

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

Lazard Group Distributions—As previously described, Lazard Group’s common membership interests are held by subsidiaries of Lazard Ltd and, until May 2014, also were held by LAZ-MD Holdings. Distributions in respect of Lazard Group’s common membership interests are allocated to the holders of such interests in accordance with the provisions of the Operating Agreement. Such distributions represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries incur and, until May 2014, that the members of LAZ-MD Holdings incurred as a result of holding Lazard Group common membership interests.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

During the years ended December 31, 2015, 2014 and 2013, Lazard Group distributed the following amounts to LAZ-MD Holdings and the subsidiaries of Lazard Ltd:

	Year Ended December 31,
	2015	2014	2013
Tax distributions:
Subsidiaries of Lazard Ltd	$–	$174,266	$2,896
LAZ-MD Holdings	–	1,649	80

	$–	$175,915	$2,976

Other distributions:
Subsidiaries of Lazard Ltd	$129,787	$146,241	$121,620
LAZ-MD Holdings	–	213	920

	$129,787	$146,454	$122,540

During the year ended December 31, 2015, Lazard Group received a capital contribution of $30,000 from a subsidiary of Lazard Ltd in a non-cash transaction through a reduction of an interest-bearing loan. See Note 18.

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments, as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.

Exchange of Lazard Group Common Membership Interests—During the years ended December 31, 2014 and 2013, Lazard Ltd issued 710,009 and 839,658 shares of Class A common stock, respectively, in connection with the exchanges of a like number of Lazard Group common membership interests (received from members of LAZ-MD Holdings in exchange for a like number of LAZ-MD Holdings exchangeable interests). (See Note 1 for a discussion of the Final Exchange of LAZ-MD Interests).

Share Repurchase Program—During the years ended December 31, 2015, 2014, and 2013, the Board of Directors of Lazard authorized the repurchase of Class A common stock as set forth in the table below.

Date	Repurchase Authorization	Expiration
October, 2013	$100,000	December 31, 2015
April, 2014	$200,000	December 31, 2015
February, 2015	$150,000	December 31, 2016

The Company expects that the share repurchase program will primarily be used to offset a portion of the shares that have been or will be issued under the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”) and the Lazard Ltd 2005 Equity Incentive Plan (the “2005 Plan”). Pursuant to the share repurchase program, purchases have been made in the open market or through privately negotiated transactions. The rate at which the Company purchases shares in connection with the share repurchase program may vary from quarter to quarter due to a variety of factors. Purchases with respect to such program are set forth in the table below:

	Number of Shares Purchased	Average Price Per Share
Years Ended December 31:

2013	3,488,101	$37.98
2014	4,114,206	$46.83
2015	3,438,789	$50.24

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

As a result of the delivery of shares of Class A common stock through December 31, 2015, relating to (i) the settlement of vested restricted stock units (“RSUs”), (ii) the settlement of vested performance-based restricted stock units (“PRSUs”), (iii) the incentive plan awards of shares of restricted Class A common stock, and (iv) the delivery of shares of Class A common stock in connection with business acquisitions, there were 3,322,385 and 5,663,243 shares of Class A common stock held by Lazard Group at December 31, 2015 and 2014, respectively. Such shares of Class A common stock are reported, at cost, as a reduction of members’ equity within the accompanying consolidated statements of financial condition.

During 2015, 2014 and 2013, certain of our executive officers received Lazard Ltd Class A common stock in connection with the vesting of previously-granted deferred equity incentive awards. The vesting of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of Lazard Ltd Class A common stock from the executive officers equal in value to the estimated amount of such tax. The aggregate value of such purchases in 2015, 2014 and 2013 was approximately $17,700, $4,800 and $4,700, respectively. In addition, on May 12, 2014, the Company repurchased shares of Lazard Ltd Class A common stock from an executive officer under its publicly announced share repurchase program for approximately $2,000.

The shares purchased by Lazard Ltd in the year ended December 31, 2014 included 1,000,000 shares purchased from Natixis S.A. on June 26, 2014 for $50,340 in connection with the sale by Natixis S.A. of its entire investment in the Lazard Ltd’s Class A common stock. The purchase transaction closed on July 1, 2014.

As of December 31, 2015, a total of $106,161 of share repurchase authorization remained available under the Lazard Ltd’s share repurchase program, which will expire on December 31, 2016.

In addition, on January 27, 2016, the Board of Directors of Lazard authorized the repurchase of up to $200,000 of additional shares of Lazard Ltd’s Class A common stock, which authorization will expire on December 31, 2017.

During the year ended December 31, 2015, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases in the open market.

Accumulated Other Comprehensive Income (Loss), Net of Tax—The tables below reflect the balances of each component of AOCI at December 31, 2015, 2014 and 2013 and activity during the years then ended:

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2015	$(8,625)	$(154,665)	$(163,290)	$(2)	$(163,288)

Activity January 1 to December 31, 2015:
Other comprehensive income (loss) before reclassifications	(44,062)	11,283	(32,779)	–	(32,779)
Adjustments for items reclassified to earnings, net of tax	–	6,309	6,309	–	6,309

Net other comprehensive income (loss)	(44,062)	17,592	(26,470)	–	(26,470)

Balance, December 31, 2015	$(52,687)	$(137,073)	$(189,760)	$(2)	$(189,758)

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2014	$35,236	$(137,431)	$(102,195)	$1	$(102,196)

Activity January 1 to December 31, 2014:
Other comprehensive loss before reclassifications	(43,861)	(21,983)	(65,844)	(3)	(65,841)
Adjustments for items reclassified to earnings, net of tax	–	4,749	4,749	–	4,749

Net other comprehensive loss	(43,861)	(17,234)	(61,095)	(3)	(61,092)

Balance, December 31, 2014	$(8,625)	$(154,665)	$(163,290)	$(2)	$(163,288)

	Currency Translation Adjustments	Interest Rate Hedge	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2013	$38,657	$(2,502)	$(128,536)	$(92,381)	$12	$(92,393)

Activity January 1 to December 31, 2013:
Other comprehensive loss before reclassifications	(3,421)	–	(13,500)	(16,921)	(11)	(16,910)
Adjustments for items reclassified to earnings, net of tax	–	2,502	4,605	7,107	–	7,107

Net other comprehensive income (loss)	(3,421)	2,502	(8,895)	(9,814)	(11)	(9,803)

Balance, December 31, 2013	$35,236	$–	$(137,431)	$(102,195)	$1	$(102,196)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Amortization of interest rate hedge (a)	$–	$–	$2,502

Amortization relating to employee benefit plans (b)	7,816	6,672	6,534
Less – related income taxes	1,507	1,923	1,929

Net of tax	6,309	4,749	4,605

Total reclassifications, net of tax	$6,309	$4,749	$7,107

(a)	Included in “interest expense” on the consolidated statements of operations.
(b)	Included in the computation of net periodic benefit cost (see Note 15). Such amounts are included in “compensation and benefits” expense on the consolidated statements of operations.

Noncontrolling Interests—Noncontrolling interests principally represent interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The tables below summarize net income (loss) attributable to noncontrolling interests for the years ended December 31, 2015, 2014 and 2013 and noncontrolling interests as of December 31, 2015 and 2014 in the Company’s consolidated financial statements:

	Net Income (Loss) Attributable to Noncontrolling Interests Year Ended December 31,
	2015	2014	2013
Edgewater	$6,557	$6,153	$3,913
Other	2	3	(209)

Total	$6,559	$6,156	$3,704

	Noncontrolling Interests As Of December 31,
	2015	2014
Edgewater	$53,132	$62,584
Other	9	9

Total	$53,141	$62,593

14.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2008 Plan and 2005 Plan and activity with respect thereto during the years ended December 31, 2015, 2014 and 2013, is presented below.

Shares Available Under the 2008 Plan and 2005 Plan

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

The 2005 Plan authorized the issuance of up to 25,000,000 shares of Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, RSUs and other equity-based awards. Each RSU or similar award granted under the 2005 Plan represents a contingent right to receive one share of Class A common stock, at no cost to the recipient. The fair value of such awards is generally determined based on the closing market price of Class A common stock at the date of grant. The 2005 Plan expired in the second quarter of 2015, although awards granted under the 2005 Plan remain outstanding and continue to be subject to its terms.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs and restricted stock awards) and “professional services” expense (with respect to deferred stock units (“DSUs”)) within the Company’s accompanying consolidated statements of operations:

	Year Ended December 31,
	2015	2014	2013
Share-based incentive awards:
RSUs (a)	$166,395	$169,916	$209,974
PRSUs	36,529	18,428	12,934
Restricted Stock	22,342	16,110	11,374
DSUs	729	871	808

Total	$225,995	$205,325	$235,090

(a)	Includes charges relating to the cost saving initiatives for the year ended December 31, 2013 of $9,099 (see Note 16).

The ultimate amount of compensation and benefits expense relating to share-based awards is dependent upon the actual number of shares of Class A common stock that vest. The Company periodically assesses the forfeiture rates used for such estimates, including as a result of any applicable performance conditions. A change in estimated forfeiture rates results in a cumulative adjustment to previously recorded compensation and benefits expense and also would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described below.

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

RSUs generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any dividends paid on Class A common stock during such period. During the years ended December 31, 2015, 2014 and 2013 dividend participation rights required the issuance of 693,714, 375,954 and 454,059 RSUs, respectively.

Non-executive members of the Board of Directors of Lazard Group, who are the same Non-Executive Directors of Lazard Ltd (“Non-Executive Directors”) receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 23,961, 26,360 and 39,315 DSUs granted in connection with annual compensation during the years ended December 31, 2015, 2014 and 2013, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of Class A common stock at the time of cessation of service to the Board of Directors. DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock.

The Company’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date immediately preceding the date of the grant. During the years ended December 31, 2015, 2014 and 2013, 2,482, 8,433 and 7,623 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs during the three-year period ended December 31, 2015:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2013	21,481,131	$33.92	204,496	$31.47
Granted (including 454,059 RSUs relating to dividend participation)	5,186,627	$37.21	46,938	$34.42
Forfeited	(268,900)	$34.47	–	–
Vested	(9,768,849)	$34.65	–	–

Balance, December 31, 2013	16,630,009	$34.51	251,434	$32.02
Granted (including 375,954 RSUs relating to dividend participation)	3,825,737	$42.59	34,793	$50.04
Forfeited	(344,345)	$34.52	–	–
Vested	(6,582,285)	$37.80	–	–

Balance, December 31, 2014	13,529,116	$35.19	286,227	$34.21
Granted (including 693,714 RSUs relating to dividend participation)	4,296,386	$48.57	26,443	$55.11
Forfeited	(469,776)	$43.54	–	–
Vested	(7,756,068)	$31.12	–	–

Balance, December 31, 2015	9,599,658	$44.06	312,670	$35.98

In connection with RSUs that vested during the years ended December 31, 2015, 2014 and 2013, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 2,249,935, 1,896,930 and 3,651,050 shares of Class A common stock during such respective years. Accordingly, 5,506,133, 4,685,355 and 6,117,799 shares of Class A common stock held by the Company were delivered during the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, estimated unrecognized RSU compensation expense was approximately $128,081, with such expense expected to be recognized over a weighted average period of approximately 0.8 years subsequent to December 31, 2015.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the three-year period ended December 31, 2015:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2013	1,972,609	$34.85
Granted	368,736	$36.74
Forfeited	(37,782)	$33.37
Vested	(1,728,509)	$36.00

Balance, December 31, 2013	575,054	$32.72
Granted	449,911	$45.52
Forfeited	(13,336)	$41.65
Vested	(281,802)	$37.42

Balance, December 31, 2014	729,827	$38.63
Granted	576,886	$50.88
Forfeited	(45,851)	$50.17
Vested	(547,124)	$39.50

Balance, December 31, 2015	713,738	$47.12

In connection with shares of restricted Class A common stock that vested during the years ended December 31, 2015, 2014 and 2013, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 108,833, 43,905 and 18,599 shares of Class A common stock during such respective years. Accordingly, 438,291, 237,897 and 1,709,910 shares of Class A common stock held by the Company were delivered during the years ended December 31, 2015, 2014 and 2013, respectively.

The restricted stock awards include a cash dividend participation right equivalent to any ordinary dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At December 31, 2015, estimated unrecognized restricted stock expense was approximately $15,230, with such expense to be recognized over a weighted average period of approximately 0.9 years subsequent to December 31, 2015.

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

The following is a summary of activity relating to PRSUs during the three-year period ended December 31, 2015:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2013	–	–
Granted (a)	448,128	$36.11

Balance, December 31, 2013	448,128	$36.11
Granted (a)	360,783	$44.46
Performance units earned (b)	538,237	$34.72

Balance, December 31, 2014	1,347,148	$37.79
Granted (a)	368,389	$52.85
Vested	(696,499)	$35.96

Balance, December 31, 2015	1,019,038	$44.49

(a)	Represents PRSU awards granted during the relevant year at the target payout level.
(b)	Represents shares of Class A common stock earned during the fiscal year under the performance criteria of previously-granted PRSU awards in excess of the target payout level of such awards.

In connection with PRSUs that vested during the year ended December 31, 2015, the Company satisfied its minimum statutory tax withholding requirements in lieu of issuing 32,086 shares of Class A common stock in the period. Accordingly, 664,413 shares of Class A common stock held by the Company were delivered during the year ended December 31, 2015.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of December 31, 2015, the total estimated unrecognized compensation expense was approximately $17,353, and the Company expects to amortize such expense over a weighted-average period of approximately 0.7 years subsequent to December 31, 2015.

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

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the years ended December 31, 2015 and 2014:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2015	$73,278	$207,306
Granted	89,817	89,817
Settled	–	(96,223)
Forfeited	(4,099)	(8,052)
Amortization	(82,736)	–
Change in fair value related to:
Decrease in fair value of underlying investments	–	(3,827)
Adjustment for estimated forfeitures	–	6,780
Other	(557)	(2,227)

Balance, December 31, 2015	$75,703	$193,574

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2014	$60,433	$162,422
Granted	92,728	92,728
Settled	–	(55,880)
Forfeited	(2,634)	(5,531)
Amortization	(76,508)	–
Change in fair value related to:
Increase in fair value of underlying investments	–	7,326
Adjustment for estimated forfeitures	–	8,748
Other	(741)	(2,507)

Balance, December 31, 2014	$73,278	$207,306

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 0.8 years subsequent to December 31, 2015.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Amortization, net of forfeitures (a)	$85,563	$82,359	$62,197
Change in the fair value of underlying investments	(3,827)	7,326	14,099

Total	$81,736	$89,685	$76,296

(a)	Includes charges relating to the cost saving initiatives for the year ended December 31, 2013 of $2,665 (See Note 16).

Incentive Awards Granted In February 2016

In February 2016, the Company granted approximately $336,000 of deferred incentive compensation awards (including PRSUs valued at the target payout level) to eligible employees. These grants included: RSUs or shares of restricted Class A common stock; deferred incentive compensation awards that allow eligible employees the choice of receiving a portion of their award in a combination of (i) LFI and (ii) additional RSUs or shares of restricted Class A common stock; deferred cash awards; and a portion of fund managers’ year-end incentive compensation that is reinvested in certain asset management funds.

The RSUs, restricted Class A common stock and LFI granted each provide for one-third vesting on or around March 1, 2018 and the remaining two-thirds vesting on or around March 1, 2019. The PRSUs granted provide for vesting on or around March 1, 2019, provided that the applicable service and performance conditions are satisfied, and will convert into Class A common stock within a range equal to zero to two times the target number of shares of Class A common stock subject to the awards. Compensation expense with respect to such incentive awards will generally be recognized over the vesting period, with such compensation expense to be recognized over a weighted average period of approximately 2.7 years.

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

On March 31, 2015, the Company and the Trustees of the U.K. defined benefit pension plans concluded the December 31, 2013 triennial valuations of the plans. In connection with such valuations, the Company and the

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Trustees agreed upon pension funding terms pursuant to which the Company agreed, among other things, (i) to make contributions of 11.2 million British pounds into the plans by way of three equal contributions at June 30, September 30 and December 31, 2015, and (ii) that the Company’s existing account security arrangement would be dissolved and the cash balance within such accounts would be paid into the plans by June 30, 2015. On June 4, 2015, the full balance of 11.2 million British pounds in the account security arrangement was paid into the plans, and as of December 31, 2015, contributions totaling an additional 11.2 million British pounds had been paid into the plans. At December 31, 2014, the balance of the account security arrangement was approximately $17,500 and was recorded in “cash deposited with clearing organizations and other segregated cash” on the accompanying consolidated statements of financial condition. Income on the account security arrangement accreted to the Company and was recorded in interest income.

The Company does not expect to make a contribution to the U.S. and U.K. pension plans during the year ending December 31, 2016. The Company expects to contribute approximately $10,343 to the other non-U.S. pension plans during the year ending December 31, 2016.

The following table summarizes the changes in the benefit obligations, the fair value of the assets, the funded status and amounts recognized in the consolidated statements of financial condition for the post-retirement plans. The Company uses December 31 as the measurement date for its post-retirement plans.

	Pension Plans		Medical Plan
	2015	2014	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$764,169	$709,850	$5,514	$5,080
Service cost	1,530	971	27	33
Interest cost	24,600	30,041	179	194
Actuarial (gain) loss	(22,395)	97,495	(694)	428
Benefits paid	(33,253)	(29,663)	(276)	(221)
Foreign currency translation and other adjustments	(40,464)	(44,525)

Benefit obligation at end of year	694,187	764,169	4,750	5,514

Change in plan assets
Fair value of plan assets at beginning of year	672,576	643,844
Actual return on plan assets	9,873	91,829
Employer contributions	39,301	7,648	276	221
Benefits paid	(32,321)	(28,877)	(276)	(221)
Foreign currency translation and other adjustments	(33,345)	(41,868)

Fair value of plan assets at end of year	656,084	672,576	–	–

Funded (deficit) at end of year	$(38,103)	$(91,593)	$(4,750)	$(5,514)

Amounts recognized in the consolidated statements of financial condition at December 31, 2015 and 2014 consist of:
Prepaid pension asset (included in “other assets”)	$20,785	$–
Accrued benefit liability (included in “other liabilities”)	(58,888)	(91,593)	$(4,750)	$(5,514)

Net amount recognized	$(38,103)	$(91,593)	$(4,750)	$(5,514)

Amounts recognized in AOCI (excluding tax benefits of $30,416 and $37,567 at December 31, 2015 and 2014, respectively) consist of:
Actuarial net loss (gain)	$165,462	$186,637	$(335)	$360
Prior service cost	2,362	5,235	–	–

Net amount recognized	$167,824	$191,872	$(335)	$360

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following table summarizes the fair value of plan assets, the accumulated benefit obligation and the projected benefit obligation at December 31, 2015 and 2014:

	U.S. Pension Plans As Of December 31,		Non-U.S. Pension Plans As Of December 31,		Total As Of December 31,
	2015	2014	2015	2014	2015	2014
Fair value of plan assets	$23,195	$26,766	$632,889	$645,810	$656,084	$672,576
Accumulated benefit obligation	$32,900	$37,035	$661,287	$727,134	$694,187	$764,169
Projected benefit obligation	$32,900	$37,035	$661,287	$727,134	$694,187	$764,169

The following table summarizes the components of net periodic benefit cost (credit), the return on the Company’s post-retirement plan assets, benefits paid, contributions and other amounts recognized in AOCI for the years ended December 31, 2015, 2014 and 2013:

	Pension Plans For The Year Ended December 31,			Medical Plan For The Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Components of Net Periodic Benefit Cost (Credit):
Service cost	$1,530	$971	$940	$27	$33	$53
Interest cost	24,600	30,041	27,219	179	194	182
Expected return on plan assets	(28,301)	(32,607)	(27,078)
Amortization of:
Prior service cost	2,376	2,841	2,843
Net actuarial loss (gain)	5,440	4,360	3,691		(529)

Net periodic benefit cost (credit)	$5,645	$5,606	$7,615	$206	$(302)	$235

Actual return on plan assets	$9,873	$91,829	$41,353
Employer contributions	$39,301	$7,648	$2,274	$276	$221	$176
Benefits paid	$32,321	$28,877	$23,258	$276	$221	$176

Other changes in plan assets and benefit obligations recognized in AOCI (excluding tax expense (benefit) of $7,151, $(7,119) and $(4,459) during the years ended December 31, 2015, 2014 and 2013, respectively):

Net actuarial (gain) loss	$(4,650)	$41,082	$17,251	$(695)	$428	$(647)
Reclassification of prior service (cost) credit to earnings	(2,376)	(2,841)	(2,843)
Reclassification of actuarial gain (loss) to earnings	(5,440)	(4,360)	(3,691)		529
Currency translation and other adjustments	(11,582)	(10,485)	3,284

Total recognized in AOCI	$(24,048)	$23,396	$14,001	$(695)	$957	$(647)

Net amount recognized in total periodic benefit cost and AOCI	$(18,403)	$29,002	$21,616	$(489)	$655	$(412)

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The amounts in AOCI on the consolidated statement of financial condition as of December 31, 2015 that are expected to be recognized as components of net periodic benefit cost (credit) for the year ending December 31, 2016 are as follows:

	Pension Plans	Medical Plan	Total
Prior service cost	$2,332	$–	$2,332
Net actuarial loss (gain)	$4,010	$–	$4,010

The assumptions used to develop actuarial present value of the projected benefit obligation and net periodic pension cost as of or for the years ended December 31, 2015, 2014 and 2013 are set forth below:

	Pension Plans December 31,			Medical Plan December 31,
	2015	2014	2013	2015	2014	2013
Weighted average assumptions used to determine benefit obligations:
Discount rate	3.5%	3.4%	4.3%	3.9%	3.7%	4.3%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	2.6%	2.0%	3.3%	3.7%	4.3%	3.4%
Expected long-term rate of return on plan assets	4.3%	5.1%	4.7%	–	–	–
Healthcare cost trend rates used to determine net periodic benefit cost:
Initial				7.0%	7.5%	8.0%
Ultimate				5.0%	5.0%	5.0%
Year ultimate trend rate achieved				2019	2019	2019

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

The assumed cost of healthcare has an effect on the amounts reported for the Company’s medical plan. A 1% change in the assumed healthcare cost trend rate would increase (decrease) our cost and obligation as follows:

	1% Increase		1% Decrease
	2015	2014	2015	2014
Cost	$28	$29	$(20)	$(22)
Obligation	$661	$779	$(433)	$(580)

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Expected Benefit Payments—The following table summarizes the expected benefit payments for the Company’s post-retirement plans for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

	Pension Plans	Medical Plan
2016	$23,902	$354
2017	24,678	356
2018	26,300	358
2019	27,789	358
2020	27,714	355
2021-2025	158,469	1,682

Plan Assets—The following tables present the categorization of our pension plans’ assets as of December 31, 2015 and 2014, measured at fair value, into a fair value hierarchy and investments measured at NAV or its equivalent as a practical expedient in accordance with fair value measurement disclosure requirements:

	As of December 31, 2015
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Cash	$19,172	$–	$–	$–	$19,172
Debt	56,247	–	–	–	56,247
Equities	25,901	–	–	–	25,901
Funds:
Alternative investments	668	–	–	525	1,193
Debt	11,699	–	–	325,312	337,011
Equity	210,897	–	–	6,247	217,144

Total	$324,584	$–	$–	$332,084	$656,668

Liabilities:
Derivatives	$–	$584	$–	$–	$584

Total	$–	$584	$–	$–	$584

	As of December 31, 2014 (b)
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Cash	$13,226	$–	$–	$–	$13,226
Debt	52,439	–	–	–	52,439
Equities	31,253	–	–	–	31,253
Funds:
Alternative investments	457	–	–	578	1,035
Debt	13,570	–	–	359,315	372,885
Equity	194,898	–	–	6,536	201,434
Derivatives	–	304	–	–	304

Total	$305,843	$304	$–	$366,429	$672,576

(a)	Represents certain investments measured at NAV or its equivalent as a practical expedient in determining fair value. In accordance with current accounting guidance, these investments have not been classified in the fair value hierarchy. See Note 3 for additional information.

(b)	The table as of December 31, 2014 reflects the retrospective application of new disclosure guidance adopted by the Company for investments using NAV or its equivalent as a practical expedient when measuring fair value. See Note 3.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Included in equity funds are $70,444 and $70,490 as of December 31, 2015 and 2014, respectively, that are invested in funds managed by LAM.

Consistent with the plans’ investment strategies, at December 31, 2015 and 2014, the Company’s U.S. pension plan had 50% and 49%, respectively, of the plans’ assets invested in equity funds in Level 1 and measured at NAV or its equivalent as a practical expedient and 50% and 51%, respectively, invested in Level 1 debt funds. The Company’s non-U.S. pension plans at December 31, 2015 and 2014 had 37% and 34%, respectively, of the plans’ assets invested in equities and equity funds that are primarily Level 1 assets; 60% and 64%, respectively of the plans’ assets invested in debt and debt funds that are primarily measured at NAV or its equivalent as a practical expedient, and 3% and 2%, respectively, of the plans’ assets invested in cash, which is a Level 1 asset, or in alternative investment funds that are primarily Level 1 assets.

Investment Policies and Strategies—The primary investment goal is to ensure that the plans remain well funded, taking account of the likely future risks to investment returns and contributions. As a result, a portfolio of assets is maintained with appropriate liquidity and diversification that can be expected to generate long-term future returns that minimize the long-term costs of the pension plans without exposing the trust to an unacceptable risk of under-funding. The Company’s likely future ability to pay such contributions as are required to maintain the funded status of the plans over a reasonable time period is considered when determining the level of risk that is appropriate. The fair value of plan investments classified as Level 1 assets are based on market quotes. The fair value of plan investments measured at NAV or its equivalent as a practical expedient is determined based on information provided by external fund administrators and such investments are redeemable in the near term.

Defined Contribution Plans—Pursuant to certain matching contributions, the Company contributes to employer sponsored defined contribution plans. Such contributions amounted to $12,493, $11,904 and $11,778 for the years ended December 31, 2015, 2014 and 2013, respectively, which are included in “compensation and benefits” expense on the consolidated statements of operations.

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

The components of the Company’s provision for income taxes for the years ended December 31, 2015, 2014 and 2013, and a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rates for such years, are shown below.

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$3,917	$375	$(4,681)
Foreign	75,718	59,296	34,637
State and local (primarily UBT)	4,811	5,411	5,561

Total current	84,446	65,082	35,517

Deferred:
Federal	(124)	(128)	2,205
Foreign	(3,960)	9,239	(4,520)
State and local	1,186	3,622	(960)

Total deferred	(2,898)	12,733	(3,275)

Total	$81,548	$77,815	$32,242

	Year Ended December 31,
	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Rate benefit for US Partnership operations	(35.0)	(35.0)	(35.0)
Foreign taxes	13.5	12.7	13.8
State and local taxes	1.1	1.7	2.5
Other, net	0.8	–	(1.6)

Effective income tax rate	15.4%	14.4%	14.7%

See Note 20 regarding operating income (loss) by geographic region.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
Deferred Tax Assets:
Basis adjustments (a)	$19,353	$26,088
Compensation and benefits	99,714	117,848
Net operating loss and tax credit carryforwards	44,060	58,549
Depreciation and amortization	840	950
Other	6,486	12,185

Gross deferred tax assets	170,453	215,620
Valuation allowance	(89,100)	(101,531)

Deferred tax assets (net of valuation allowance)	81,353	114,089

Deferred Tax Liabilities:
Depreciation and amortization	1,702	1,949
Compensation and benefits	9,332	28,035
Goodwill	357	439
Other	28,371	39,705

Deferred tax liabilities	39,762	70,128

Net deferred tax assets	$41,591	$43,961

(a)	The basis adjustments recorded as of December 31, 2015 and 2014 are primarily the result of additional basis from acquisitions of interests.

The historical profitability of each tax paying entity is an important factor in determining whether to record a valuation allowance and when to release any such allowance. Certain of our tax-paying entities have individually experienced losses on a cumulative three-year basis. In addition, one of our tax paying entities has recorded a valuation allowance on all of its deferred tax assets due to the combined effect of operating losses in certain subsidiaries of that entity as well as foreign taxes that together substantially offset any U.S. tax liability. Taking into account all available information, we cannot determine that it is more likely than not that deferred tax assets will be realized. Considering the recent operating results of such entities, we have recorded valuation allowances on our deferred tax assets of $89,100 and $101,531 as of December 31, 2015 and December 31, 2014, respectively.

Changes in the deferred tax assets valuation allowance for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Year Ended December 31,
	2015	2014	2013
Beginning Balance	$101,531	$116,830	$102,820
Charged (credited) to provision for income taxes	(12,016)	(14,165)	13,210
Charged (credited) to other comprehensive income	(415)	(1,134)	800

Ending Balance	$89,100	$101,531	$116,830

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The Company had net operating loss and tax credit carryforwards for which related deferred tax assets of $44,060 were recorded at December 31, 2015 primarily relating to:

(i)	indefinite-lived carryforwards (subject to various limitations) of approximately $24,741, primarily in Germany, Hong Kong, Singapore, Spain and U.K.; and

(ii)	certain carryforwards of approximately $19,319 in the U.S., China and India which begin expiring in 2016.

As a result of certain realization requirements regarding share-based incentive plan awards, certain deferred tax assets pertaining to tax deductions related to equity compensation in excess of compensation recognized for financial reporting that would otherwise have been recognized at December 31, 2015 and 2014 of $21,484 and $5,711 are not included in the deferred tax assets and liabilities table above. The impact of such excess tax deductions will be recorded in members’ equity if and when such deferred tax assets are ultimately realized.

With few exceptions, the Company is no longer subject to income tax examination by foreign tax authorities and by U.S. federal, state and local tax authorities for years prior to 2011. While we are under examination in various tax jurisdictions with respect to certain open years, the Company does not expect that the result of any final determination related to these examinations will have a material impact on its financial statements. Developments with respect to such examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.

A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31,
	2015	2014	2013
Balance, January 1 (excluding interest and penalties of $13,004, $11,814 and $10,745, respectively)	$42,904	$39,173	$36,494
Increases in gross unrecognized tax benefits relating to tax positions taken during:
Prior years	–	2,451	417
Current year	12,456	11,663	11,134
Decreases in gross unrecognized tax benefits relating to:
Tax positions taken during prior years	(621)	(3,191)	(385)
Settlements with tax authorities	–	–	(3,404)
Lapse of the applicable statute of limitations	(7,917)	(7,192)	(5,083)

Balance, December 31 (excluding interest and penalties of $13,083, $13,004 and $11,814, respectively)	$46,822	$42,904	$39,173

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Additional information with respect to unrecognized tax benefits is as follows:

	Year Ended December 31,
	2015	2014	2013
Unrecognized tax benefits at the end of the year that, if recognized, would favorably affect the effective tax rate (includes interest and penalties of $13,083, $13,004 and $11,814, respectively)	$44,327	$40,353	$36,272
Offset to deferred tax assets for unrecognized tax benefits that, if recognized, would not affect the effective tax rate	$15,578	$15,555	$14,715
Interest and penalties recognized in current income tax expense (after giving effect to the reversal of interest and penalties of $3,865, $2,791 and $3,390, respectively)	$79	$1,190	$1,069

The Company anticipates that it is reasonably possible that approximately $10,000 of unrecognized tax benefits, including interest and penalties recorded at December 31, 2015 may be recognized within 12 months as a result of the lapse of the statute of limitations in various tax jurisdictions.

18.	RECEIVABLE FROM AND PAYABLE TO LAZARD LTD SUBSIDAR1ES

Lazard Group’s receivables from subsidiaries of Lazard Ltd at December 31, 2015 included interest-bearing loans of $106,567, including accrued interest thereon. In the fourth quarter of 2014, $91,028 of interest-bearing loans were repaid in a non-cash transaction through a transfer of Class A common stock from a Lazard Ltd subsidiary to Lazard Group. The effect of this transaction is excluded from financing activities on the consolidated statement of cash flows for the year ended December 31, 2014. Interest income relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $373, $5,816 and $6,371 for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015 and 2014, Lazard Group’s payables to subsidiaries of Lazard Ltd included interest-bearing loans, including accrued interest thereon, of approximately $102,000 and $152,600, respectively. In the fourth quarter of 2015, Lazard Group received a capital contribution of $30,000 from a subsidiary of Lazard Ltd in a non-cash transaction through a reduction of an interest-bearing loan. The effect of this transaction is excluded from financing activities on the consolidated statement of cash flows for the year ended December 31, 2015. Interest expense relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $3,917, 5,657 and 7,718 for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, as of both December 31, 2015 and 2014, Lazard Group’s payables to subsidiaries of Lazard Ltd included $2,840 in connection with Lazard Group’s prior year business acquisitions.

19.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6  2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At December 31, 2015, LFNY’s regulatory net capital was $118,303, which exceeded the minimum requirement by $114,849. LFNY’s aggregate indebtedness to net capital ratio was 0.44:1 as of December 31, 2015.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At December 31, 2015, the aggregate regulatory net capital of the U.K. Subsidiaries was $118,558, which exceeded the minimum requirement by $101,176.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), also are subject to regulation and supervision by the Autorité des Marchés Financiers. At December 31, 2015, the consolidated regulatory net capital of CFLF was $130,151, which exceeded the minimum requirement set for regulatory capital levels by $89,918. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At December 31, 2015, the regulatory net capital of the combined European regulated group was $165,662, which exceeded the minimum requirement set for regulatory capital levels by $91,445. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At December 31, 2015, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $121,713, which exceeded the minimum required capital by $94,750.

At December 31, 2015, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

Any new or expanded rules and regulations that may be adopted in countries in which we operate (including regulations that have not yet been proposed) could affect us in other ways.

20.	SEGMENT INFORMATION

The Company’s reportable segments offer different products and services and are managed separately as different levels and types of expertise are required to effectively manage the segments’ transactions. Each segment is reviewed to determine the allocation of resources and to assess its performance. The Company’s principal operating activities are included in its Financial Advisory and Asset Management business segments as described in Note 1 of Notes to Consolidated Financial Statements. In addition, as described in Note 1 above, the Company records selected other activities in its Corporate segment.

The Company’s segment information for the years ended December 31, 2015, 2014 and 2013 is prepared using the following methodology:

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

For the years ended December 31, 2015, 2014 and 2013, no individual client constituted more than 10% of the net revenue of any of the Company’s business segments.

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		As Of Or For The Year Ended December 31,
		2015	2014	2013(b)
Financial Advisory	Net Revenue	$1,279,628	$1,206,734	$980,577
	Operating Expenses (a)	1,005,837	977,681	959,668

	Operating Income	$273,791	$229,053	$20,909

	Total Assets	$763,374	$785,557	$714,708

Asset Management	Net Revenue	$1,111,105	$1,134,595	$1,039,130
	Operating Expenses (a)	736,798	749,345	704,045

	Operating Income	$374,307	$385,250	$335,085

	Total Assets	$640,034	$588,403	$612,018

Corporate	Net Revenue	$(40,457)	$(40,593)	$(35,633)
	Operating Expenses (a)	76,796	32,735	101,352

	Operating Loss	$(117,253)	$(73,328)	$(136,985)

	Total Assets	$1,994,638	$1,796,720	$1,767,262

Total	Net Revenue	$2,350,276	$2,300,736	$1,984,074
	Operating Expenses (a)	1,819,431	1,759,761	1,765,065

	Operating Income	$530,845	$540,975	$219,009

	Total Assets	$3,398,046	$3,170,680	$3,093,988

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

(a)	Operating expenses include depreciation and amortization of property as set forth in table below.

	Year Ended December 31,
	2015	2014	2013
Financial Advisory	$4,412	$4,826	$5,256
Asset Management	2,957	2,610	2,556
Corporate	25,416	27,027	26,938

Total	$32,785	$34,463	$34,750

(b)	See Note 16 for information regarding the Cost Saving Initiatives and the impact on each of the Company’s business segments.

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

	As Of Or For The Year Ended December 31,
	2015	2014	2013
Net Revenue:
United States	$1,307,245	$1,308,509	$1,215,736
United Kingdom	307,072	277,610	205,695
France	350,841	376,432	281,740
Other Western Europe	151,892	150,810	123,975
Rest of World	233,226	187,375	156,928

Total	$2,350,276	$2,300,736	$1,984,074

Operating Income (Loss):
United States	$288,121	$341,592	$236,449
United Kingdom	70,742	61,744	(6,474)
France	73,675	87,308	14,845
Other Western Europe	22,277	12,634	(8,260)
Rest of World	76,030	37,697	(17,551)

Total	$530,845	$540,975	$219,009

Identifiable Assets:
United States	$1,720,963	$1,679,326	$1,612,546
United Kingdom	282,403	266,584	239,606
France	992,541	809,241	824,712
Other Western Europe	125,921	135,889	118,939
Rest of World	276,218	279,640	298,185

Total	$3,398,046	$3,170,680	$3,093,988

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY RESULTS (UNAUDITED)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2015 and 2014. These quarterly results were prepared in conformity with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	2015 Fiscal Quarter
	First(a)	Second	Third	Fourth	Year
	(dollars in thousands)
Net revenue	$576,853	$607,951	$572,852	$592,620	$2,350,276
Operating expenses	496,242	446,815	422,884	453,490	1,819,431

Operating income (loss)	$80,611	$161,136	$149,968	$139,130	$530,845

Net income	$69,153	$146,672	$122,981	$110,491	$449,297
Less - net income (loss) attributable to noncontrolling interests	6,693	1,043	1,268	(2,445)	6,559

Net income attributable to Lazard Group	$62,460	$145,629	$121,713	$112,936	$442,738

	2014 Fiscal Quarter
	First	Second	Third	Fourth	Year
	(dollars in thousands)
Net revenue	$533,295	$566,805	$566,296	$634,340	$2,300,736
Operating expenses	425,907	456,917	452,251	424,686	1,759,761

Operating income	$107,388	$109,888	$114,045	$209,654	$540,975

Net income	$89,531	$94,010	$91,675	$187,944	$463,160
Less - net income attributable to noncontrolling interests	4,120	553	1,060	423	6,156

Net income attributable to Lazard Group	$85,411	$93,457	$90,615	$187,521	$457,004

(a)	See Note 11 for information regarding the debt refinancing.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2015 (the end of the period covered by this Annual Report on Form 10-K). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Registrant meets the conditions set forth in General Instruction (I)(l)(a) and (b) of Form 10-K and has omitted the information called for by this Item.

Item 11.	Executive Compensation

The Registrant meets the conditions set forth in General Instruction (I)(l)(a) and (b) of Form 10-K and has omitted the information called for by this Item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Registrant meets the conditions set forth in General Instruction (I)(l)(a) and (b) of Form 10-K and has omitted the information called for by this Item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Registrant meets the conditions set forth in General Instruction (I)(l)(a) and (b) of Form 10-K and has omitted the information called for by this Item.

Item 14.	Principal Accounting Fees and Services

For the fiscal years ended December 31, 2015 and 2014, fees for services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows (in thousands of dollars):

Fees	2015	2014
Audit Fees for the audit of the Company’s annual financial statements, the audit of the effectiveness of the Company’s internal controls over financial reporting and reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q, including services in connection with statutory and regulatory filings or engagements	$7,494	$7,216

Audit-Related Fees, including fees for audits of employee benefit plans, computer and control-related attest services, agreed-upon procedures, regulatory and compliance reviews, fund audits and other accounting research services	$1,141	$1,319

Tax Fees for tax advisory and compliance services not related to the audit	$647	$751

All Other Fees (1)	$350	$175

(1)	Represents fees for certain consulting services and cyber security awareness training that were provided to the Company during 2015 by affiliates of Deloitte & Touche LLP that were unrelated to the audit, audit-related and tax services described above.

The Audit Committee of the Board of Directors of Lazard Ltd (the “Audit Committee”) has adopted a policy regarding pre-approval of audit and non-audit services provided by Deloitte & Touche LLP to the Company and its subsidiaries. The policy provides the guidelines necessary to adhere to Lazard’s commitment to auditor independence and compliance with relevant laws, regulations and guidelines relating to auditor independence. The policy sets forth four categories of permitted services (Audit, Audit-Related, Tax and Other), listing the types of permitted services in each category. All of the permitted services require pre-approval by the Audit Committee. In lieu of Audit Committee pre-approval on an engagement-by-engagement basis, each category of permitted services, with reasonable detail as to the types of services contemplated, is pre-approved as part of the annual budget approval by the Audit Committee. Permitted services not contemplated during the budget process must be presented to the Audit Committee for approval prior to the commencement of the relevant engagement. The Audit Committee chair, or, if he is not available, any other member of the Audit Committee, may grant approval for any such engagement if approval is required prior to the next scheduled meeting of the Audit Committee. All of the fees paid to Deloitte & Touche LLP in 2015 were pre-approved in accordance with these procedures, and there were no services for which the de minimus exception permitted in certain circumstances under SEC rules was utilized.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof and in Part II, Item 8 hereof.

2.	Financial Statement Schedule

The financial statement schedule required in the Annual Report on Form 10-K is listed on page F-1 hereof. The required schedule appears on pages F-2 through F-6 hereof. Ratio of Earnings to Fixed Charges has been included as Exhibit 12.1. All other schedules have been omitted because they are not applicable, not required or the information required is included in the Company’s consolidated financial statements or notes thereto.

3.	Exhibits

3.1	Certificate of Formation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

3.2	Certificate of Amendment of Certificate of Formation of the Registrant, changing name to Lazard Group LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

3.3	Amended and Restated Operating Agreement of Lazard Group LLC, dated as of October 26, 2015 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on October 27, 2015).

4.1	Indenture, dated as of May 10, 2005, by and between the Registrant and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.2	First Supplemental Indenture, dated as of May 10, 2005, by and between the Registrant and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.3	Fourth Supplemental Indenture, dated as of June 21, 2007, between the Registrant and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on June 22, 2007).

4.4	Fifth Supplemental Indenture, dated as of November 14, 2013, between Lazard Group LLC and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on November 14, 2013).

4.5	Sixth Supplemental Indenture, dated as of February 13, 2015, between Lazard Group LLC and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on February 13, 2015).

4.6	Form of Senior Notes (included in Exhibits 4.2, 4.3, 4.4 and 4.5).

10.1	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-l/A filed on February 11, 2005).

10.2	Amendment dated as of February 16, 2011, by and among RCPI Landmark Properties, L.L.C. (as the successor in interest to Rockefeller Center Properties), RCPI 30 Rock 22234849, L.L.C. and Lazard Group LLC (as the successor in interest to Lazard Frères & Co. LLC), to the Lease dated as of January 27, 1994, by and among Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 29, 2011).

10.3	Occupational Lease, dated as of August 9, 2002, by and among Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-l/A filed on February 11, 2005).

10.4*	Lazard Ltd’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-l/A filed on May 2, 2005).

10.5*	Lazard Ltd’s 2008 Incentive Compensation Plan (incorporated by reference to Annex B to Lazard Ltd’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.6*	Form of Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, applicable to and related Schedule I for, Scott D. Hoffman (incorporated by reference to Exhibit 10.26 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on June 16, 2005.

10.7*	Form of First Amendment, dated as of May 7, 2008, to Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 4, 2005, for Scott D. Hoffman (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on May 9, 2008).

10.8*	Amendment, dated as of February 23, 2011, to the Agreement Relating to Retention and Noncompetition and other Covenants dated as of May 4, 2005 and amended as of May 7, 2008 for Scott D. Hoffman (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 29, 2011).

10.9*	Form of Agreement Relating to Retention and Noncompetition and other Covenants (incorporated by reference to Exhibit 10.27 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-l/A filed on April 11, 2005).

10.10*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between the Registrant and Alexander F. Stern (incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report (File No. 333-126751) on Form 10-K filed on March 2, 2009).

10.11*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, with Alexander F. Stern (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on March 23, 2010).

10.12*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, by and between the Registrant and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K (File No. 333-126751) filed on March 1, 2010).

10.13*	First Amendment, dated as of March 23, 2010, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, with Kenneth M. Jacobs (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on March 23, 2010).

10.14*	Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, by and between the Registrant and Matthieu Bucaille (incorporated by reference to Exhibit 10.30 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 29, 2011).

10.15*	First Amendment, dated as of April 1, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of October 4, 2004, between the Registrant and Matthieu Bucaille (incorporated by reference to Exhibit 10.31 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 29, 2011).

10.16*	Description of Non-Executive Director Compensation (incorporated by reference to Exhibit 10.33 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q for the quarter ended June 30, 2005).

10.17*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.18*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on January 26, 2006).

10.19*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.41 to Lazard Ltd’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.20*	Form of Agreement evidencing a grant of Deferred Cash Award to Executive Officers under the 2008 incentive Compensation Plan (incorporated by reference to Exhibit 10.42 to Lazard Ltd’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.21*	Directors Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.22*	First Amended Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to Lazard Ltd’s Annual Report (File No. 001-32492) on Form 10-K filed on March 1, 2007).

10.23	Amended and Restated Credit Agreement, dated as of September 25, 2015, among the Registrant, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on October 27, 2015).

10.24*	Form of Agreement evidencing a grant of Restricted Stock under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 30, 2010).

10.25*	Form of Agreement evidencing a grant of Lazard Fund Interests under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 29, 2011).

10.26*	Form of Agreement evidencing a grant of Restricted Stock Units and Restricted Stock to Executive Officers who are or may become eligible for retirement under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on May 2, 2012).

10.27*	First Amendment, dated as of August 2, 2011, to the Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of March 15, 2005, between the Registrant and Ashish Bhutani (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on August 4, 2011).

10.28*	Second Amendment, dated as of October 24, 2012, to the Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 18, 2005, and amended on March 23, 2010, among the Registrant, Lazard Ltd and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.51 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on November 1, 2012).

10.29*	Second Amendment, dated as of March 14, 2013, to the Agreement Relating to Retention and Noncompetition and Other Covenants dated as of March 15, 2005 and amended on August 2, 2011, among the Registrant, Lazard Ltd and Ashish Bhutani (incorporated by reference to Exhibit 10.49 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 30, 2013).

10.30*	Second Amendment, dated as of March 14, 2013, to the Agreement Relating to Retention and Noncompetition and Other Covenants dated as of October 4, 2004 and amended on April 1, 2011, among the Registrant, Lazard Ltd and Matthieu Bucaille (incorporated by reference to Exhibit 10.50 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 30, 2013).

10.31*	Second Amendment, dated as of March 14, 2013, to the Agreement Relating to Retention and Noncompetition and Other Covenants dated as of May 4, 2005 and amended on May 7, 2008 and February 23, 2011, among the Registrant, Lazard Ltd and Scott D. Hoffman (incorporated by reference to Exhibit 10.51 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 30, 2013).

10.32*	Second Amendment, dated as of March 14, 2013, to the Agreement Relating to Retention and Noncompetition and Other Covenants dated as of October 4, 2004 and amended on March 23, 2010, among the Registrant, Lazard Ltd and Alexander F. Stern (incorporated by reference to Exhibit 10.52 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 30, 2013).

10.33*	Form of Agreement evidencing a grant of Performance-Based Stock Units under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.53 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 30, 2013).

10.34*	Form of Agreement evidencing a grant of Lazard Fund Interests to Named Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 30, 2013).

10.35*	Form of Agreement evidencing a grant of Restricted Stock Units to Named Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 30, 2013).

10.36*	Form of Agreement evidencing a February 20, 2014 grant of Performance-Based Stock Units under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on May 6, 2014).

10.37*	Agreement between Lazard Ltd and Kenneth M. Jacobs, dated as of February 20, 2014, evidencing a grant of Performance-Based Stock Units under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on May 6, 2014).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Matthieu Bucaille.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Matthieu Bucaille.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

LAZARD GROUP LLC

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

ITEMS 15 (a)(1) AND 15 (a)(2)

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2015 AND 2014

(dollars in thousands)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$184,482	$196,660
Due from subsidiaries of Lazard Ltd	351,825	254,540
Other receivables, net	9	1,116
Investments in subsidiaries, equity method	1,205,240	1,163,386
Other investments	175,689	197,245
Property, net	92,393	102,011
Goodwill and intangible assets-net	3,232	3,498
Other assets	73,887	77,926

Total assets	$2,086,757	$1,996,382

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Accrued compensation and benefits	$196,477	$230,479
Due to subsidiaries of Lazard Ltd	157,353	191,113
Senior debt	998,350	1,048,350
Other liabilities	84,818	94,894

Total liabilities	1,436,998	1,564,836

Commitments and contingencies

MEMBERS’ EQUITY
Members’ equity	839,517	594,834
Accumulated other comprehensive loss, net of tax	(189,758)	(163,288)

Total members’ equity	649,759	431,546

Total liabilities and members’ equity	$2,086,757	$1,996,382

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
REVENUE
Equity in earnings of subsidiaries	$670,322	$648,152	$415,162
Interest income	1,366	6,997	7,064
Other	(9)	7,329	12,059

Total revenue	671,679	662,478	434,285
Interest expense	51,047	63,005	79,302

Net revenue	620,632	599,473	354,983

OPERATING EXPENSES
Compensation and benefits	109,777	123,409	108,065
Professional services	4,963	5,300	5,825
Amortization of intangible assets related to acquisitions	266	400	400
Other	60,797	9,426	57,776

Total operating expenses	175,803	138,535	172,066

OPERATING INCOME	444,829	460,938	182,917
Provision (benefit) for income taxes	2,091	3,934	(146)

NET INCOME	$442,738	$457,004	$183,063

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
NET INCOME	$442,738	$457,004	$183,063

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	(44,062)	(43,858)	(3,342)
Amortization of interest rate hedge	–	–	2,502
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $5,644, $(9,045) and $(6,388) for the years ended December 31, 2015, 2014 and 2013, respectively)	11,283	(21,983)	(13,500)
Adjustments for items reclassified to earnings (net of tax expense of $1,507, $1,923 and $1,929 for the years ended December 31, 2015, 2014 and 2013, respectively)	6,309	4,749	4,605

OTHER COMPREHENSIVE LOSS, NET OF TAX	(26,470)	(61,092)	(9,735)

COMPREHENSIVE INCOME	$416,268	$395,912	$173,328

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$442,738	$457,004	$183,063
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(670,322)	(648,152)	(415,162)
Deferred tax provision (benefit)	2,219	2,441	(420)
Loss on extinguishment of debt	60,219	–	50,757
Amortization of deferred expenses, share-based incentive compensation and interest rate hedge	301,164	277,800	290,693
Depreciation and amortization of property	9,869	9,731	8,467
Amortization of intangible assets related to acquisitions	266	400	400
Dividends received from subsidiaries	527,373	563,036	584,792
Changes in operating assets and liabilities:
Due to/from subsidiaries	4,211	49,983	197
Other investments	21,556	(54,235)	(69,827)
Other operating assets and liabilities	(126,537)	(17,881)	(15,317)

Net cash provided by operating activities	572,756	640,127	617,643

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(251)	(7,473)	(34,556)
Proceeds from sale of subsidiary	1,413	–	–
Capital contribution to subsidiaries	(18,566)	(16,987)	(33,705)

Net cash used in investing activities	(17,404)	(24,460)	(68,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Excess tax benefit from share-based incentive compensation	13,300	5,149	1,108
Issuance of senior debt, net of expenses	396,272	–	493,398
Other financing activities	–	200	–
Payments for:
Senior debt	(509,098)	–	(578,464)
Capital lease obligations	(88)	(83)	(79)
Distributions to members	(129,787)	(322,369)	(125,516)
Settlement of vested share-based incentive compensation	(120,116)	(85,442)	(132,533)
Purchase of Lazard Ltd Class A common stock	(215,642)	(141,192)	(132,477)
Other financing activities	(2,371)	(5,840)	(2,866)

Net cash used in financing activities	(567,530)	(549,577)	(477,429)

Net increase (decrease) in cash and cash equivalents	(12,178)	66,090	71,953
Cash and cash equivalents, January 1	196,660	130,570	58,617

Cash and cash equivalents, December 31	$184,482	$196,660	$130,570

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

The Parent Company Financial Statements as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosures in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable. Actual results could differ materially from these estimates.

The Parent Company Financial Statements include investments in subsidiaries, accounted for under the equity method.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2016

LAZARD GROUP LLC

By:	/s/ Kenneth M. Jacobs

Kenneth M. Jacobs
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Kenneth M. Jacobs Kenneth M. Jacobs	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2016

/s/ Matthieu Bucaille Matthieu Bucaille	Chief Financial Officer (Principal Financial Officer)	February 25, 2016

/s/ Dominick Ragone Dominick Ragone	Chief Accounting Officer	February 25, 2016

/s/ Andrew M. Alper Andrew M. Alper	Director	February 25, 2016

/s/ Ashish Bhutani Ashish Bhutani	Director	February 25, 2016

/s/ Steven J. Heyer Steven J. Heyer	Director	February 25, 2016

/s/ Sylvia Jay Sylvia Jay	Director	February 25, 2016

/s/ Philip A. Laskawy Philip A. Laskawy	Director	February 25, 2016

/s/ Laurent Mignon Laurent Mignon	Director	February 25, 2016

/s/ Richard D. Parsons Richard D. Parsons	Director	February 25, 2016

/s/ Hal S. Scott Hal S. Scott	Director	February 25, 2016

/s/ Michael J. Turner Michael J. Turner	Director	February 25, 2016

II-1