Form 10-Q
period 2016-03-31
Lazard Group LLC
filed 2016-04-27
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 15, 2016, in addition to profit participation interests, there were two managing member interests outstanding.

When we use the terms “Lazard Group”, “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock (the “Class A common stock”) are publicly traded on the New York Stock Exchange under the symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd’s primary operating asset is its indirect ownership as of March 31, 2016 of all of the common membership interests in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries that are co-managing members of Lazard Group.

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

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2016 AND DECEMBER 31, 2015

(UNAUDITED)

(dollars in thousands)

	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$691,537	$1,025,844
Deposits with banks and short-term investments	387,550	389,861
Cash deposited with clearing organizations and other segregated cash	34,034	34,948

Receivables (net of allowance for doubtful accounts of $11,230 and $12,882 at March 31, 2016 and December 31, 2015, respectively):
Fees	414,464	423,817
Customers and other	100,058	73,396
Lazard Ltd subsidiaries	23,587	108,817

	538,109	606,030
Investments	448,539	530,712

Property (net of accumulated amortization and depreciation of $279,431 and $265,505 at March 31, 2016 and December 31, 2015, respectively)	206,856	207,165

Goodwill and other intangible assets (net of accumulated amortization of $58,205 and $57,561 at March 31, 2016 and December 31, 2015, respectively)	332,621	326,976
Deferred tax assets	55,572	52,695
Other assets	245,614	214,823

Total Assets	$2,940,432	$3,389,054

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2016 AND DECEMBER 31, 2015

(UNAUDITED)

(dollars in thousands)

	March 31, 2016	December 31, 2015
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$525,439	$506,665
Accrued compensation and benefits	234,741	570,409
Senior debt	989,735	989,358
Payable to Lazard Ltd subsidiaries	65,453	104,893
Deferred tax liabilities	10,794	11,104
Capital lease obligations	9,013	9,028
Other liabilities	501,069	494,697

Total Liabilities	2,336,244	2,686,154
Commitments and contingencies

MEMBERS’ EQUITY
Members’ equity (net of 2,071,999 and 3,322,385 shares of Lazard Ltd Class A common stock, at a cost of $83,608 and $161,288 at March 31, 2016 and December 31, 2015, respectively	728,690	839,517
Accumulated other comprehensive loss, net of tax	(181,212)	(189,758)

Total Lazard Group LLC Members’ Equity	547,478	649,759
Noncontrolling interests	56,710	53,141

Total Members’ Equity	604,188	702,900

Total Liabilities and Members’ Equity	$2,940,432	$3,389,054

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2016	2015
REVENUE
Investment banking and other advisory fees	$265,143	$301,372
Asset management fees	233,731	261,955
Interest income	1,548	929
Other	9,882	29,738

Total revenue	510,304	593,994
Interest expense	12,700	17,141

Net revenue	497,604	576,853

OPERATING EXPENSES
Compensation and benefits	297,198	328,490
Occupancy and equipment	27,002	27,335
Marketing and business development	19,688	19,190
Technology and information services	22,931	22,893
Professional services	9,532	11,206
Fund administration and outsourced services	13,435	16,148
Amortization of intangible assets related to acquisitions	644	1,033
Other	9,127	69,947

Total operating expenses	399,557	496,242

OPERATING INCOME	98,047	80,611

Provision for income taxes	11,735	11,458

NET INCOME	86,312	69,153

LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3,900	6,693

NET INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$82,412	$62,460

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2016	2015
NET INCOME	$86,312	$69,153

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments (net of tax expense of $9 for the three months ended March 31, 2016)	7,501	(29,386)
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $(70) and $115 for the three months ended March 31, 2016 and 2015, respectively)	(141)	219
Adjustment for items reclassified to earnings (net of tax expense of $393 and $563 for the three months ended March 31, 2016 and 2015, respectively)	1,186	1,186

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	8,546	(27,981)

COMPREHENSIVE INCOME	94,858	41,172
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3,900	6,694

COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$90,958	$34,478

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

(dollars in thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86,312	$69,153
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	8,389	7,876
Amortization of deferred expenses and share-based incentive compensation	117,108	106,364
Amortization of intangible assets related to acquisitions	644	1,033
Deferred tax benefit	(3,819)	(9,112)
Loss on extinguishment of debt	–	60,219
(Increase) decrease in operating assets:
Deposits with banks and short-term investments	19,498	(35,081)
Cash deposited with clearing organizations and other segregated cash	1,474	(5,544)
Receivables-net	73,473	(66,526)
Investments	86,712	118,841
Other assets	(46,174)	(90,889)
Increase (decrease) in operating liabilities:
Deposits and other payables	(42,137)	96,159
Accrued compensation and benefits and other liabilities	(356,297)	(216,918)

Net cash (used in) provided by operating activities	(54,817)	35,575

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(5,454)	(4,055)
Disposals of property	104	44

Net cash used in investing activities	(5,350)	(4,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from noncontrolling interests	93	57
Issuance of senior debt, net of expenses	–	396,272
Excess tax benefits from share-based incentive compensation	2,720	9,516
Payments for:
Senior debt	–	(509,098)
Capital lease obligations	(417)	(539)
Distributions to noncontrolling interests	(424)	(5,831)
Purchase of Lazard Ltd Class A common stock	(83,140)	(93,963)
Distribution to members	(153,090)	(9,442)
Settlement of vested share-based incentive compensation	(50,455)	(101,885)
Other financing activities	(1,614)	(1,165)

Net cash used in financing activities	(286,327)	(316,078)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	12,187	(37,175)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(334,307)	(321,689)
CASH AND CASH EQUIVALENTS—January 1	1,025,844	917,212

CASH AND CASH EQUIVALENTS—March 31	$691,537	$595,523

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2015

(UNAUDITED)

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity
Balance – January 1, 2015 (*)	$594,834	$(163,288)	$431,546	$62,593	$494,139
Comprehensive income (loss):
Net income	62,460		62,460	6,693	69,153
Other comprehensive income (loss) - net of tax		(27,982)	(27,982)	1	(27,981)
Amortization of share-based incentive compensation	77,923		77,923		77,923
Distributions to members and noncontrolling interests, net	(9,442)		(9,442)	(5,774)	(15,216)
Purchase of Lazard Ltd Class A common stock	(93,963)		(93,963)		(93,963)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation awards and related tax benefit of $9,495	(92,390)		(92,390)		(92,390)
Business acquisitions and related equity transactions:
Lazard Ltd Class A common stock issuable (including related amortization)	89		89		89
Other	(1,165)		(1,165)		(1,165)

Balance – March 31, 2015 (*)	$538,346	$(191,270)	$347,076	$63,513	$410,589

(*)	Includes 129,766,090 common membership interests issued at both January 1, 2015 and March 31, 2015. Also includes profit participation interests and two managing member interests.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2016

(UNAUDITED)

(dollars in thousands)

	Members’ Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity
Balance – January 1, 2016 (*)	$839,517	$(189,758)	$649,759	$53,141	$702,900
Comprehensive income:
Net income	82,412		82,412	3,900	86,312
Other comprehensive income - net of tax		8,546	8,546		8,546
Amortization of share-based incentive compensation	94,638		94,638		94,638
Distributions to members and noncontrolling interests, net	(153,090)		(153,090)	(331)	(153,421)
Purchase of Lazard Ltd Class A common stock	(83,140)		(83,140)		(83,140)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation awards and related tax benefit of $422	(50,033)		(50,033)		(50,033)
Other	(1,614)		(1,614)		(1,614)

Balance – March 31, 2016 (*)	$728,690	$(181,212)	$547,478	$56,710	$604,188

(*)	At both January 1, 2016 and March 31, 2016, in addition to profit participation interests, there were two managing member interests.

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of March 31, 2016 and December 31, 2015. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

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

Basis of Presentation

The accompanying condensed consolidated financial statements of Lazard Group have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Group’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”). The accompanying December 31, 2015 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

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

The consolidated results of operations for the three month period ended March 31, 2016 are not indicative of the results to be expected for any future interim or annual period.

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

The Company’s policy is to consolidate entities in which it has a controlling financial interest. The Company consolidates:

•	Voting interest entities (“VOEs”) where the Company holds a majority of the voting interest in such VOEs and,

•

Variable interest entities (“VIEs”) where the Company is the primary beneficiary having the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of, or receive benefits from, the VIE that could be potentially significant to the VIE.

When the Company does not have a controlling interest in an entity, but exerts significant influence over such entity’s operating and financial decisions, the Company applies the equity method of accounting in which it records in earnings its share of earnings or losses of the entity. Intercompany transactions and balances have been eliminated.

Certain prior period amounts have been reclassified to conform to the current period presentation, primarily as a result of the adoption of the current guidance on classification of debt issuance costs and the impact of such guidance on the condensed consolidated statements of financial condition.

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

Amendments to the Consolidation Analysis—In February 2015, the FASB issued updated guidance for the consolidation of certain legal entities. The updated guidance eliminates the deferral of certain consolidation standards for entities considered to be investment companies and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or VOEs. The new guidance is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance using the modified retrospective method with an effective adoption date of January 1, 2016. The adoption of this guidance did not have a material impact on our consolidated financial statements or related disclosures.

Interest—Imputation of Interest—In April 2015, the FASB issued updated guidance which requires a company to classify debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, with early adoption permitted and is to be applied on a retrospective basis. The adoption of this guidance by the Company in the first quarter of 2016 resulted in a reclassification as of December 31, 2015 of $8,992 from “other assets” to “senior debt” on our condensed consolidated statements of financial condition.

Intangibles—Goodwill and Other—Internal-Use Software: Customers Accounting for Fees Paid in a Cloud Computing Arrangement—In April 2015, the FASB issued updated guidance providing clarification on whether a cloud computing arrangement that contains a software license should be accounted for as internal-use software. The new guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance by the Company in the first quarter of 2016 did not have a material impact on our consolidated financial statements.

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

Leases—In February 2016, the FASB issued updated guidance for leases. The guidance requires a lessee to (i) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial condition, (ii) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (iii) classify all cash payments within operating activities in the statement of cash flows. The new guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The new guidance is to be applied on a modified retrospective basis. The Company is currently evaluating the new guidance.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting—In March 2016, the FASB issued new guidance regarding equity-based incentive compensation. The new guidance includes several amendments which affect various aspects of the accounting for equity-based incentive compensation transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. The Company is currently evaluating the new guidance.

3.	RECEIVABLES

The Company’s receivables represent fee receivables, amounts due from customers and other receivables, and amounts due from Lazard Ltd subsidiaries.

Receivables are stated net of an estimated allowance for doubtful accounts, for past due amounts and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. Activity in the allowance for doubtful accounts for the three month periods ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
Beginning Balance	$12,882	$23,540
Bad debt expense, net of recoveries	514	1,232
Charge-offs, foreign currency translation and other adjustments	(2,166)	(6,313)

Ending Balance	$11,230	$18,459

Bad debt expense, net of recoveries is included in “investment banking and other advisory fees” on the condensed consolidated statements of operations.

At March 31, 2016 and December 31, 2015, the Company had receivables past due or deemed uncollectible of $16,038 and $19,923, respectively.

Of the Company’s fee receivables at March 31, 2016 and December 31, 2015, $78,271 and $81,774, respectively, represented interest-bearing financing receivables. In addition, at March 31, 2016 and December 31, 2015, the Company had interest-bearing receivables from Lazard Ltd subsidiaries of $18,692 and $106,567, respectively. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of past due or uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $441,146 and $417,689 at March 31, 2016 and December 31, 2015, respectively, approximates fair value.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

4.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Interest-bearing deposits	$57,399	$54,885

Debt	—	535

Equities	39,481	44,834

Funds:
Alternative investments (a)	54,907	67,600
Debt (a)	47,273	55,935
Equity (a)	137,132	197,787
Private equity	104,224	100,219

	343,536	421,541

Equity method	8,123	8,917

Total investments	448,539	530,712
Less:
Interest-bearing deposits	57,399	54,885
Equity method	8,123	8,917

Investments, at fair value	$383,017	$466,910

Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$2,876	$3,239

(a)	Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $11,715, $22,628 and $99,898, respectively, at March 31, 2016 and $10,996, $31,598 and $156,081, respectively, at December 31, 2015, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 6 and 12).

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

During the three month periods ended March 31, 2016 and 2015, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to “trading” securities still held as of the reporting date as follows:

	Three Months Ended March 31,
	2016	2015
Net unrealized investment gains	$4,992	$1,995

5.	FAIR VALUE MEASUREMENTS

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

The Company’s investments in debt securities are classified as Level 1 when their respective fair values are based on unadjusted quoted prices in active markets.

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

The fair value of investments in private equity funds were classified as Level 3 for certain investments that were valued based on a potential transaction value as of March 31, 2015.

The fair values of derivatives entered into by the Company are classified as Level 2 and are based on the values of the related underlying assets, indices or reference rates as follows: the fair value of forward foreign currency exchange rate contracts is a function of the spot rate and the interest rate differential of the two currencies from the trade date to settlement date; the fair value of total return swaps is based on the change in fair values of the related underlying equity security, financial instrument or index and a specified notional holding; the fair value of interest rate swaps is based on the interest rate yield curve; and the fair value of derivative liabilities related to LFI and other similar deferred compensation arrangements is based on the value of the underlying investments, adjusted for forfeitures. See Note 6.

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

The following tables present, as of March 31, 2016 and December 31, 2015, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	March 31, 2016
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Investments:
Equities	$38,180	$–	$1,301	$–	$39,481
Funds:
Alternative investments	29,625		–	25,282	54,907
Debt	47,267	–	–	6	47,273
Equity	137,094	–	–	38	137,132
Private equity	–	–	–	104,224	104,224
Derivatives	–	544	–	–	544

Total	$252,166	$544	$1,301	$129,550	$383,561

Liabilities:
Securities sold, not yet purchased	$2,876	$–	$–	$–	$2,876
Derivatives	–	189,457	–	–	189,457

Total	$2,876	$189,457	$–	$–	$192,333

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

	December 31, 2015
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Investments:
Debt	$535	$–	$–	$–	$535
Equities	43,558	–	1,276	–	44,834
Funds:
Alternative investments	45,135	–	–	22,465	67,600
Debt	55,929	–	–	6	55,935
Equity	197,745	–	–	42	197,787
Private equity	–	–	–	100,219	100,219
Derivatives	–	1,048	–	–	1,048

Total	$342,902	$1,048	$1,276	$122,732	$467,958

Liabilities:
Securities sold, not yet purchased	$3,239	$–	$–	$–	$3,239
Derivatives	–	195,689	–	–	195,689

Total	$3,239	$195,689	$–	$–	$198,928

(a)	Represents certain investments measured at NAV or its equivalent as a practical expedient in determining fair value. In accordance with current accounting guidance, these investments have not been classified in the fair value hierarchy. See Note 2 for additional information.

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the three month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (b)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$1,276	$3	$–	$–	$22	$1,301

Total Level 3 Assets	$1,276	$3	$–	$–	$22	$1,301

	Three Months Ended March 31, 2015 (a)
	Beginning Balance	Net Unrealized/ Realized Gains (Losses) Included In Revenue- Other (b)	Purchases/ Acquisitions/ Transfers (c)	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance

Investments:
Equities	$1,315	$2	$–	$–	$(28)	$1,289
Private equity funds	–	2,629	19,887	(391)	–	22,125

Total Level 3 Assets	$1,315	$2,631	$19,887	$(391)	$(28)	$23,414

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

(a)	The table for the three month period ended March 31, 2015 reflects the retrospective application of new disclosure guidance adopted by the Company for investments using NAV or its equivalent as a practical expedient when measuring fair value. See Note 2.

(b)	Earnings for the three month periods ended March 31, 2016 and 2015 include net unrealized gains of $3 and $2,631, respectively.

(c)	Certain investments that were valued at NAV as of December 31, 2014 of $19,255 were transferred to Level 3 from the NAV category in the three months ended March 31, 2015 as these investments were valued based on potential transaction value as of March 31, 2015.

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the three month periods ended March 31, 2016 and 2015.

The following tables present, at March 31, 2016 and December 31, 2015, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	March 31, 2016
				% of Fair Value Not Redeemable	Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments			% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$23,763	$–		NA	NA	NA	NA	(a)	<30-60 days
Funds of funds	448	–		NA	NA	NA	NA	(b)	<30-90 days
Other	1,071	–		NA	NA	NA	NA	(c)	<30-60 days
Debt funds	6	–		NA	NA	NA	NA	(d)	30 days
Equity funds	38	–		NA	NA	NA	NA	(e)	<30-90 days
Private equity funds:
Equity growth	70,382	9,183	(f)	100%	17%	38%	45%	NA	NA
Mezzanine debt	33,842	–		100%	–	–	100%	NA	NA

Total	$129,550	$9,183

(a)	weekly (34%), monthly (57%) and quarterly (9%)
(b)	monthly (98%) and quarterly (2%)
(c)	daily (30%) and monthly (70%)
(d)	daily (100%)
(e)	daily (18%), monthly (52%) and quarterly (30%)
(f)	Unfunded commitments to private equity investments consolidated but not owned by Lazard of $5,013 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

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

Investment Capital Funding Commitments—At March 31, 2016, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $8,613, through the earlier of October 12, 2016 (i.e., the end of the investment period) for investments and/or expenses (with a portion of the undrawn amount of such commitments as of that date remaining committed until October 12, 2023 in respect of “follow-on investments” and/or fund expenses) or the liquidation of the fund.

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

The tables below present the fair values of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair values of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 12) on the accompanying condensed consolidated statements of financial condition as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Derivative Assets:
Forward foreign currency exchange rate contracts	$498	$1,015
Total return swaps and other (a)	46	33

	$544	$1,048

Derivative Liabilities:
Forward foreign currency exchange rate contracts	$1,846	$1,584
Total return swaps and other (a)	7,132	531
LFI and other similar deferred compensation arrangements	180,479	193,574

	$189,457	$195,689

(a)	For total return swaps, amounts represent the netting of gross derivative assets and liabilities of $58 and $7,144 as of March 31, 2016, respectively, and $460 and $958 as of December 31, 2015, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are recorded “net” in “other assets”, with receivables for net cash collateral under such contracts of $13,436 and $9,636 as of March 31, 2016 and December 31, 2015, respectively.

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2016 and 2015, were as follows:

	Three Months Ended March 31,
	2016	2015
Forward foreign currency exchange rate contracts	$(7,300)	$15,400
LFI and other similar deferred compensation arrangements	2,514	(4,136)
Total return swaps and other	(37)	(2,931)

Total	$(4,823)	$8,333

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

7.	PROPERTY

At March 31, 2016 and December 31, 2015, property consists of the following:

	Estimated Depreciable Life in Years	March 31,	December 31,
		2016	2015
Buildings	33	$143,456	$137,181
Leasehold improvements	3-20	169,350	167,838
Furniture and equipment	3-10	163,893	160,552
Construction in progress		9,588	7,099

Total		486,287	472,670
Less - Accumulated depreciation and amortization		279,431	265,505

Property		$206,856	$207,165

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at March 31, 2016 and December 31, 2015 are presented below:

	March 31	December 31,
	2016	2015
Goodwill	$327,050	$320,761
Other intangible assets (net of accumulated amortization)	5,571	6,215

	$332,621	$326,976

At March 31, 2016 and December 31, 2015, goodwill of $262,509 and $256,220, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the three month periods ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
Balance, January 1	$320,761	$335,402
Foreign currency translation adjustments	6,289	(10,439)

Balance, March 31	$327,050	$324,963

All changes in the carrying amount of goodwill for the three month periods ended March 31, 2016 and 2015 are attributable to the Company’s Financial Advisory segment.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The gross cost and accumulated amortization of other intangible assets as of March 31, 2016 and December 31, 2015, by major intangible asset category, are as follows:

	March 31, 2016			December 31, 2015
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Performance fees	$30,740	$25,506	$5,234	$30,740	$25,192	$5,548
Management fees, customer relationships and non-compete agreements	33,036	32,699	337	33,036	32,369	667

	$63,776	$58,205	$5,571	$63,776	$57,561	$6,215

Amortization expense of intangible assets for the three month periods ended March 31, 2016 and 2015 was $644 and $1,033, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2016 (April 1 through December 31)	$5,023
2017	548

Total amortization expense	$5,571

(a)	Approximately 47% of intangible asset amortization is attributable to a noncontrolling interest.

9.	SENIOR DEBT

Senior debt is comprised of the following as of March 31, 2016 and December 31, 2015:

				Outstanding as of,
	Initial Principal Amount	Maturity Date	Annual Interest Rate(b)	March 31, 2016			December 31, 2015
				Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2017 Senior Notes (a)	600,000	6/15/17	6.85%	$98,350	$132	$98,218	$98,350	$159	$98,191
Lazard Group 2020 Senior Notes	500,000	11/14/20	4.25%	500,000	4,260	495,740	500,000	4,491	495,509
Lazard Group 2025 Senior Notes (a)	400,000	2/13/25	3.75%	400,000	4,223	395,777	400,000	4,342	395,658

Total				$998,350	$8,615	$989,735	$998,350	$8,992	$989,358

(a)	During February 2015, Lazard Group completed an offering of $400,000 aggregate principal amount of 3.75% senior notes due 2025 (the “2025 Notes”). Lazard Group also issued a notice to redeem $450,000 of Lazard Group’s 6.85% senior notes due June 15, 2017 (the “2017 Notes”) in February 2015. Interest on the 2025 Notes is payable semi-annually on March 1 and September 1 of each year beginning September 1, 2015. Lazard Group used the net proceeds of the 2025 Notes, together with cash on hand, to redeem or otherwise retire $450,000 of the 2017 Notes, which, including the recognition of unamortized issuance costs, resulted in a loss on debt extinguishment of $60,219. Such loss on debt extinguishment was recorded in “operating expenses—other” on the condensed consolidated statement of operations for the three month period ended March 31, 2015.
(b)	The effective interest rates of the 2017 Notes, Lazard Group’s 4.25% senior notes due November 14, 2020 (the “2020 Notes”) and the 2025 Notes are 6.96%, 4.43% and 3.87%, respectively.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The table, as of December 31, 2015, reflects the retrospective application of new guidance adopted by the Company for debt issuance costs. See Note 2.

On September 25, 2015, Lazard Group entered into an Amended and Restated Credit Agreement for a five-year $150,000 senior revolving credit facility with a group of lenders (the “Amended and Restated Credit Agreement”), which expires in September 2020. The Amended and Restated Credit Agreement amended and restated the previous credit agreement dated September 25, 2012. Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. At March 31, 2016 and December 31, 2015, no amounts were outstanding under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of March 31, 2016, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

As of March 31, 2016, the Company had approximately $241,000 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement, and unused lines of credit available to LFB of approximately $34,000 (at March 31, 2016 exchange rates) and Edgewater of $55,000. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

The Company’s senior debt at March 31, 2016 and December 31, 2015 is carried at historical amounts. At those dates, the fair value of such senior debt was approximately $984,000 and $994,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

10.	COMMITMENTS AND CONTINGENCIES

Leases—The Company has various leases and other contractual commitments arising in the ordinary course of business.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At March 31, 2016, LFB had $5,822 of such indemnifications and held $5,473 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the condensed consolidated statement of financial condition.

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

The aggregate fair value of the consideration recognized by the Company at the acquisition date was $61,624. Such consideration consisted of (i) a one-time cash payment, (ii) 1,142,857 shares of Class A common

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

stock (the “Initial Shares”) and (iii) up to 1,142,857 additional shares of Class A common stock (the “Earnout Shares”) that are subject to earnout criteria and payable over time. The Earnout Shares will be issued only if certain performance thresholds are met. As of March 31, 2016 and December 31, 2015, 913,722 shares are issuable on a contingent basis, and 1,371,992 shares have been earned because applicable performance thresholds have been satisfied. As of March 31, 2016 and December 31, 2015, 1,371,992 of the earned shares have been settled.

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

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, each of LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At March 31, 2016, LFB and LFNY had no such underwriting commitments.

See Notes 5 and 13 for information regarding commitments relating to investment capital funding commitments and obligations to fund our pension plans, respectively.

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

Lazard Group Distributions—Distributions in respect of Lazard Group’s common membership interests are allocated to the holders of such interests in accordance with the provisions of the Operating Agreement. Such distributions primarily represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries incur.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

During the three month periods ended March 31, 2016 and 2015, Lazard Group distributed $153,090 and $9,442, respectively, to the subsidiaries of Lazard Ltd.

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments, as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.

Share Repurchase Program—During the three month period ended March 31, 2016 and the years ended December 31, 2015, 2014 and 2013, the Board of Directors of Lazard authorized the repurchase of Class A common stock as set forth in the table below.

Date	Repurchase Authorization	Expiration
October, 2013	$100,000	December 31, 2015
April, 2014	$200,000	December 31, 2015
February, 2015	$150,000	December 31, 2016
January, 2016	$200,000	December 31, 2017

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

	Number of Shares Purchased	Average Price Per Share
Three Months Ended March 31:

2015	1,677,464	$49.46
2016	2,424,571	$34.29

During the three month periods ended March 31, 2016 and 2015, certain of our executive officers received Lazard Ltd Class A common stock in connection with the vesting of previously-granted deferred equity incentive awards. The vesting of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of Lazard Ltd Class A common stock from the executive officers equal in value to the estimated amount of such tax. The aggregate value of such purchases during the three month periods ended March 31, 2016 and 2015 was approximately $3,100 and $17,700, respectively.

During the three month period ended March 31, 2015, Lazard Group purchased 215,729 shares of Lazard Ltd Class A common stock from subsidiaries of Lazard Ltd for $11,000. There were no such purchases during the three month period ended March 31, 2016.

As of March 31, 2016, a total of $223,021 of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, $23,021 of which will expire on December 31, 2016 and $200,000 of which will expire on December 31, 2017.

In addition, on April 20, 2016, the Board of Directors of Lazard authorized the repurchase of additional shares of Lazard Ltd’s Class A common stock, which authorization will expire on December 31, 2017, bringing the total share repurchase authorization to $300,000.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

During the three month period ended March 31, 2016, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases in the open market.

Accumulated Other Comprehensive Income (Loss), Net of Tax (“AOCI”)—The tables below reflect the balances of each component of AOCI at March 31, 2016 and 2015 and activity during the three month periods then ended:

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2016	$(52,687)	$(137,073)	$(189,760)	$(2)	$(189,758)

Activity January 1 to March 31, 2016:
Other comprehensive income (loss) before reclassifications	7,501	(141)	7,360	–	7,360
Adjustments for items reclassified to earnings, net of tax	–	1,186	1,186	–	1,186

Net other comprehensive income	7,501	1,045	8,546	–	8,546

Balance, March 31, 2016	$(45,186)	$(136,028)	$(181,214)	$(2)	$(181,212)

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2015	$(8,625)	$(154,665)	$(163,290)	$(2)	$(163,288)

Activity January 1 to March 31, 2015:
Other comprehensive income (loss) before reclassifications	(29,386)	219	(29,167)	1	(29,168)
Adjustments for items reclassified to earnings, net of tax	–	1,186	1,186	–	1,186

Net other comprehensive income (loss)	(29,386)	1,405	(27,981)	1	(27,982)

Balance, March 31, 2015	$(38,011)	$(153,260)	$(191,271)	$(1)	$(191,270)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Amortization relating to employee benefit plans (a)	$1,579	$1,749
Less – related income taxes	393	563

Total reclassifications, net of tax	$1,186	$1,186

(a)	Included in the computation of net periodic benefit cost (see Note 13). Such amounts are included in “compensation and benefits” expense on the condensed consolidated statements of operations.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Noncontrolling Interests—Noncontrolling interests principally represent interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own.

The tables below summarize net income attributable to noncontrolling interests for the three month periods ended March 31, 2016 and 2015 and noncontrolling interests as of March 31, 2016 and December 31, 2015 in the Company’s condensed consolidated financial statements:

	Net Income Attributable to Noncontrolling Interests
	Three Months Ended March 31,
	2016	2015
Edgewater	$3,900	$6,693

	Noncontrolling Interests As Of
	March 31,	December 31,
	2016	2015
Edgewater	$56,702	$53,132
Other	8	9

Total	$56,710	$53,141

12.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2008 Plan and 2005 Plan and activity with respect thereto during the three month periods ended March 31, 2016 and 2015 is presented below.

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

The 2005 Plan authorized the issuance of up to 25,000,000 shares of Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, RSUs and other equity-based awards. Each RSU or similar award granted under the 2005 Plan represents a contingent right to receive one share of Class A common stock, at no cost to the recipient. The fair value of such awards is generally determined based on the closing market price of Class A common stock at the date of grant. The 2005 Plan expired in the second quarter of 2015, although unvested awards granted under the 2005 Plan remain outstanding and continue to be subject to its terms.

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, performance-based restricted stock units (“PRSUs”) and

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

restricted stock awards) and “professional services” expense (with respect to deferred stock units (“DSUs”)) within the Company’s accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Share-based incentive awards:
RSUs	$54,408	$59,071
PRSUs	16,689	6,198
Restricted Stock	23,476	12,623
DSUs	33	16

Total	$94,606	$77,908

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

RSUs generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any dividends paid on Class A common stock during such period. During the three month periods ended March 31, 2016 and 2015, dividend participation rights required the issuance of 700,651 and 453,751 RSUs, respectively.

Non-executive members of the Board of Directors of Lazard Group, who are the same Non-Executive Directors of Lazard Ltd (“Non-Executive Directors”), receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs. No such DSUs were granted in connection with annual compensation during the three month periods ended March 31, 2016 and 2015. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of Class A common stock at the time of cessation of service to the Board of Directors. DSUs include a cash dividend participation right equivalent to any ordinary quarterly dividends paid on Class A common stock.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The Company’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date immediately preceding the date of the grant. During the three month periods ended March 31, 2016 and 2015, 2,110 and 619 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs during the three month periods ended March 31, 2016 and 2015:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2016	9,599,658	$44.06	312,670	$35.98
Granted (including 700,651 RSUs relating to dividend participation)	6,140,020	$34.54	2,110	$31.47
Forfeited	(55,826)	$41.58	–	–
Vested	(4,100,192)	$39.12	–	–

Balance, March 31, 2016	11,583,660	$40.78	314,780	$35.95

Balance, January 1, 2015	13,529,116	$35.19	286,227	$34.21
Granted (including 453,751 RSUs relating to dividend participation)	3,865,598	$48.93	619	$50.90
Forfeited	(110,530)	$38.80	–	–
Vested	(6,608,777)	$30.30	–	–

Balance, March 31, 2015	10,675,407	$43.16	286,846	$34.25

In connection with RSUs that vested during the three month periods ended March 31, 2016 and 2015, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,327,399 and 1,892,454 shares of Class A common stock during such respective three month periods. Accordingly, 2,772,793 and 4,716,323 shares of Class A common stock held by the Company were delivered during the three month periods ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, estimated unrecognized RSU compensation expense was approximately $244,292, with such expense expected to be recognized over a weighted average period of approximately 1.1 years subsequent to March 31, 2016.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the three month periods ended March 31, 2016 and 2015:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2016	713,738	$47.12
Granted	1,795,258	$36.78
Forfeited	(25,662)	$39.89
Vested	(627,110)	$36.61

Balance, March 31, 2016	1,856,224	$40.77

Balance, January 1, 2015	729,827	$38.63
Granted	576,886	$50.88
Forfeited	(1,300)	$47.09
Vested	(438,743)	$37.93

Balance, March 31, 2015	866,670	$47.12

In connection with shares of restricted Class A common stock that vested during the three month periods ended March 31, 2016 and 2015, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 77,795 and 88,492 shares of Class A common stock during such respective three month periods. Accordingly, 549,315 and 350,251 shares of Class A common stock held by the Company were delivered during the three month periods ended March 31, 2016 and 2015, respectively.

The restricted stock awards include a cash dividend participation right equivalent to any ordinary dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At March 31, 2016, estimated unrecognized restricted stock expense was approximately $52,971, with such expense to be recognized over a weighted average period of approximately 1.2 years subsequent to March 31, 2016.

PRSUs

PRSUs are subject to both performance-based and service-based vesting conditions. The number of shares of Class A common stock that a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics that relate to Lazard Ltd’s performance over a three-year period. The target number of shares of Class A common stock subject to each PRSU is one; however, based on the achievement of the performance criteria, the number of shares of Class A common stock that may be received in connection with each PRSU generally can range from zero to two times the target number. PRSUs will vest on a single date three years following the date of the grant, provided the applicable service and performance conditions are satisfied. However, PRSUs granted in 2013 vested 33% in March 2015 and 67% in March 2016. In addition, the performance metrics applicable to each PRSU will be evaluated on an annual basis at the end of each fiscal year during the performance period and, if Lazard Ltd has achieved a threshold level of performance with respect to the fiscal year, 25% of the target number of shares of Class A common stock subject to each PRSU will no longer be at risk of forfeiture based on the achievement of performance criteria. PRSUs include dividend participation rights that provide that during vesting periods the target number of PRSUs (or, following the relevant performance period, the actual number of shares of Class A common stock that are no longer subject to performance conditions) receive dividend equivalents at the same rate that dividends are paid on Class A

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

common stock during such period. These dividend equivalents are credited as RSUs that are not subject to the performance-based vesting criteria but are otherwise subject to the same restrictions as the underlying PRSUs to which they relate.

The following is a summary of activity relating to PRSUs during the three month periods ended March 31, 2016 and 2015:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2016	1,019,038	$44.49
Granted (a)	627,956	$32.91
Vested	(417,018)	$38.43

Balance, March 31, 2016	1,229,976	$40.63

Balance, January 1, 2015	1,347,148	$37.79
Granted (a)	368,389	$52.85
Vested	(328,793)	$35.56

Balance, March 31, 2015	1,386,744	$42.32

(a)	Represents PRSU awards granted during the relevant year at the target payout level.

In connection with PRSUs that vested during the three month periods ended March 31, 2016 and 2015, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 64,169 and 25,239 shares of Class A common stock during such respective three month periods. Accordingly, 352,849 and 303,554 shares of Class A common stock held by the Company were delivered during the three month periods ended March 31, 2016 and 2015.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of March 31, 2016, the total estimated unrecognized compensation expense was approximately $21,330, and the Company expects to amortize such expense over a weighted-average period of approximately 0.9 years subsequent to March 31, 2016.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the three month periods ended March 31, 2016 and 2015:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2016	$75,703	$193,574
Granted	51,871	51,871
Settled	–	(64,488)
Forfeited	(340)	(681)
Amortization	(19,436)	–
Change in fair value related to:
Decrease in fair value of underlying investments	–	(2,514)
Adjustment for estimated forfeitures	–	1,804
Other	132	913

Balance, March 31, 2016	$107,930	$180,479

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2015	$73,278	$207,306
Granted	89,965	89,965
Settled	–	(75,002)
Forfeited	(104)	(619)
Amortization	(24,614)	–
Change in fair value related to:
Increase in fair value of underlying investments	–	4,136
Adjustment for estimated forfeitures	–	2,565
Other	(844)	(2,244)

Balance, March 31, 2015	$137,681	$226,107

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.0 years subsequent to March 31, 2016.

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Amortization, net of forfeitures	$20,899	$26,664
Change in the fair value of underlying investments	(2,514)	4,136

Total	$18,385	$30,800

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

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s post-retirement plans for the three month periods ended March 31, 2016 and 2015:

	Pension Plans		Medical Plan
	Three Months Ended March 31,
	2016	2015	2016	2015
Components of Net Periodic Benefit Cost (Credit):
Service cost	$307	$360	$4	$8
Interest cost	5,213	6,106	45	49
Expected return on plan assets	(7,166)	(7,071)
Amortization of:
Prior service cost	590	603
Net actuarial loss (gain)	989	1,146

Net periodic benefit cost (credit)	$(67)	$1,144	$49	$57

14.	INCOME TAXES

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

The Company recorded income tax provisions of $11,735 and $11,458 for the three month periods ended March 31, 2016 and 2015, respectively, representing effective tax rates of 12.0% and 14.2%, respectively. The difference between the U.S. federal statutory rate of 35.0% and the effective tax rates reflected above principally relates to (i) Lazard Group primarily operating as a limited liability company in the U.S., (ii) change in the valuation allowance affecting the provision for income taxes, (iii) taxes payable to foreign jurisdictions and (iv) U.S. state and local taxes (primarily UBT), which are incremental to the U.S. federal statutory tax rate.

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

15. RELATED PARTIES

Receivable from and Payable to Lazard Ltd Subsidaries

Lazard Group’s receivables from subsidiaries of Lazard Ltd at March 31, 2016 and December 31, 2015 included interest-bearing loans of $18,692 and $106,567, respectively, including accrued interest thereon. Interest income relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $185 for the three month period ended March 31, 2016. There was no such interest income for the three month period ended March 31, 2015.

As of March 31, 2016 and December 31, 2015, Lazard Group’s payables to subsidiaries of Lazard Ltd included interest-bearing loans, including accrued interest thereon, of approximately $62,500 and $102,000, respectively. Interest expense relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $867 and $1,021 for the three month periods ended March 31, 2016 and 2015, respectively. In addition, as of both March 31, 2016 and December 31, 2015, Lazard Group’s payables to subsidiaries of Lazard Ltd included $2,840 in connection with Lazard Group’s prior year business acquisitions.

Sponsored Funds

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance fees for providing such services. Investment advisory fees relating to such services were $118,910 and $135,346 for the three month periods ended March 31, 2016 and 2015, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $48,291 and $42,002 remained as a receivable at March 31, 2016 and December 31, 2015, respectively, and is included in “fees receivable” on the condensed consolidated statements of financial condition.

Other

See Note 11 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers and subsidiaries of Lazard Ltd.

16.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6  2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At March 31, 2016, LFNY’s regulatory net capital was $90,470, which exceeded the minimum requirement by $87,155. LFNY’s aggregate indebtedness to net capital ratio was 0.55:1 as of March 31, 2016.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At March 31, 2016, the aggregate regulatory net capital of the U.K. Subsidiaries was $149,828, which exceeded the minimum requirement by $132,962.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), also are subject to regulation and supervision by the Autorité des Marchés Financiers. At March 31, 2016, the consolidated regulatory net capital of CFLF was $136,054, which exceeded the minimum requirement set for regulatory capital levels by $90,432. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At December 31, 2015, the regulatory net capital of the combined European regulated group was $165,662, which exceeded the minimum requirement set for regulatory capital levels by $91,445. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At March 31, 2016, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $100,172, which exceeded the minimum required capital by $74,113.

At March 31, 2016, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

Any new or expanded rules and regulations that may be adopted in countries in which we operate (including regulations that have not yet been proposed) could affect us in other ways.

17.	SEGMENT INFORMATION

The Company’s reportable segments offer different products and services and are managed separately as different levels and types of expertise are required to effectively manage the segments’ transactions. Each segment is reviewed to determine the allocation of resources and to assess its performance. The Company’s principal operating activities are included in its Financial Advisory and Asset Management business segments as described in Note 1. In addition, as described in Note 1 above, the Company records selected other activities in its Corporate segment.

The Company’s segment information for the three month periods ended March 31, 2016 and 2015 is prepared using the following methodology:

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

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended March 31,
		2016	2015
Financial Advisory	Net Revenue	$266,014	$301,519
	Operating Expenses	227,078	242,935

	Operating Income	$38,936	$58,584

Asset Management	Net Revenue	$245,759	$279,807
	Operating Expenses	175,161	181,792

	Operating Income	$70,598	$98,015

Corporate	Net Revenue	$(14,169)	$(4,473)
	Operating Expenses	(2,682)	71,515

	Operating Loss	$(11,487)	$(75,988)

Total	Net Revenue	$497,604	$576,853
	Operating Expenses	399,557	496,242

	Operating Income	$98,047	$80,611

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

	As Of
	March 31, 2016	December 31, 2015
Total Assets
Financial Advisory	$714,484	$763,374
Asset Management	598,382	640,034
Corporate (a)	1,627,566	1,985,646

Total (a)	$2,940,432	$3,389,054

(a)	As of December 31, 2015, reflects the retrospective application of new disclosure guidance adopted by the Company for debt issuance costs. See Note 2.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Group’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”). All references to “2016”, “2015”, “first quarter”, “three months” or “the period” refer to, as the context requires, the three month periods ended March 31, 2016 and March 31, 2015.

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

Forward-looking statements include, but are not limited to, statements about:

•	financial goals, including the ratio of awarded compensation and benefits expense to operating revenue;

•	ability to deploy surplus cash through distributions to members, purchases of Lazard Ltd Class A common stock and debt repurchases;

•	possible or assumed future results of operations and operating cash flows;

•	strategies and investment policies;

•	financing plans and the availability of short-term borrowing;

•	competitive position;

•	future acquisitions, including the consideration to be paid and the timing of consummation;

•	potential growth opportunities available to our businesses;

•	recruitment and retention of our managing directors and employees;

•	potential levels of compensation expense, including awarded compensation and benefits expense and adjusted compensation and benefits expense, and non-compensation expense;

•	potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts;

•	likelihood of success and impact of litigation;

•	expected tax rates, including effective tax rates;

•	changes in interest and tax rates;

•	availability of certain tax benefits, including certain potential deductions;

•	potential impact of certain events or circumstances on our financial statements;

•	changes in foreign currency exchange rates;

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

Business Summary

Lazard is one of the world’s preeminent financial advisory and asset management firms. We have long specialized in crafting solutions to the complex financial and strategic challenges of a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals. Founded in 1848 in New Orleans, we currently operate from 42 cities in key business and financial centers across 27 countries throughout North America, Europe, Asia, Australia, the Middle East, and Central and South America.

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

Our principal sources of revenue are derived from activities in the following business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding M&A and other strategic matters, restructurings, capital structure, capital raising, corporate preparedness and various other financial matters, and

•

Asset Management, which offers a broad range of global investment solutions and investment management services in equity and fixed income strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.

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

Our consolidated net revenue was derived from the following segments:

	Three Months Ended March 31,
	2016	2015
Financial Advisory	53%	52%
Asset Management	49	49
Corporate	(2)	(1)

Total	100%	100%

We also invest our own capital from time to time, generally alongside capital of qualified institutional and individual investors in alternative investments or private equity investments, and, since 2005, we have engaged in a number of alternative investments and private equity activities, including, historically, investments through (i) the Edgewater Funds (“Edgewater”), our Chicago-based private equity firm (see Note 10 of Notes to Condensed Consolidated Financial Statements), (ii) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small-to mid-cap European companies and (iii) a fund targeting significant noncontrolling-stake investments in established private companies. We also make investments to seed our Asset Management strategies.

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

Equity market indices for developed markets at March 31, 2016 generally decreased as compared to such indices at March 31, 2015. Emerging markets equity indices at March 31, 2016 decreased as compared to March 31, 2015, but increased in the first quarter of 2016 compared to December 31, 2015. In the global M&A markets during the first quarter of 2016, the value and number of all completed M&A transactions decreased as compared to the same period in the prior year, as did the subset of such transactions involving values greater than $500 million. During the same time, the value and number of all announced M&A transactions, including the subset of such transactions involving values greater than $500 million, also decreased. During the first quarter of 2016, global restructuring activity, as measured by the number of corporate defaults, increased as compared to the first quarter of 2015. The aggregate value of debt defaults (measured on a global basis) remained consistent with the 2015 period.

In the first quarter of 2016, volatile market conditions continued. On an ongoing basis, volatile conditions may persist, and regional macroeconomic and geopolitical factors, including the United Kingdom’s consideration of whether to exit, or significantly change, its relationship with the European Union, may impact our business. However, corporate cash balances remain high, and interest rates remain low for companies with strong credit ratings. Although market volatility may continue and may affect our business in 2016, the longer-term trends appear to remain favorable for both of our businesses.

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•	Financial Advisory – The fundamentals for continued M&A activity appear to remain in place. Demand continues for expert, independent strategic advice that can be levered across geographies and our range of advisory capabilities. The global scale and breadth of our Financial Advisory business allows us to advise on large, complex cross-border transactions across a variety of industries. In addition, we believe our businesses throughout the emerging markets, Japan and Australia position us for growth in these markets, while enhancing our relationships with, and the services that we can provide to, clients in other economies.

•	Asset Management – In the short to intermediate term, we expect most investor demand will come from defined benefit and defined contribution plans in the developed economies because of their sheer scope and size. Over the longer term, we expect an increasing share of our AUM to come from the developing economies in Asia, Latin America and the Middle East, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Our global footprint is already well established in the developed economies and we expect our business in the developing economies will continue to expand. Given our globally diversified platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from growth that may occur in the asset management industry. In recent years, we have expanded the global footprint of our Asset Management business by opening offices in Singapore, Dubai and Dublin. We are continually developing and seeding new investment strategies that extend our existing platforms. Recent examples of growth initiatives include the following investment strategies: European Long/Short Equity, various Quantitative Equity strategies and Middle East North African Equities.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value and number of all completed transactions, including completed transactions with values greater than $500 million, decreased in the first quarter of 2016 as compared to 2015. With respect to announced M&A transactions, the value and number of all transactions, including announced transactions with values greater than $500 million, also decreased in the first quarter of 2016 as compared to 2015.

	Three Months Ended March 31,
	2016	2015	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$811	$900	(10)%
Number	8,389	10,153	(17)%
Deals Greater than $500 million:
Value	$633	$694	(9)%
Number	223	281	(21)%
Announced M&A Transactions:
All deals:
Value	$750	$934	(20)%
Number	9,243	10,317	(10)%
Deals Greater than $500 million:
Value	$536	$723	(26)%
Number	252	278	(9)%

Source:	Dealogic as of April 1, 2016.

Global restructuring activity during the first quarter of 2016, as measured by the number of corporate defaults, increased as compared to the first quarter of 2015. The number of defaulting issuers increased to 33 in the first quarter of 2016, according to Moody’s Investors Service, Inc., as compared to 16 in the first quarter of 2015. The aggregate value of debt defaults (measured on a global basis) remained consistent with the 2015 period.

Asset Management

The percentage change in major equity market indices at March 31, 2016, as compared to such indices at December 31, 2015, and at March 31, 2015, is shown in the table below.

	Percentage Changes March 31, 2016 vs.
	December 31, 2015	March 31, 2015
MSCI World Index	(1)%	(5)%
Euro Stoxx	(8)%	(19)%
MSCI Emerging Market	5%	(14)%
S&P 500	1%	0%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM and the nature of the AUM product mix. Accordingly, market movements, foreign currency exchange rate volatility and changes in our AUM product mix will impact the level of revenues we receive from our Asset Management business when comparing periodic results. A substantial portion of our AUM is invested in equities. Movements in AUM during the period generally reflect the changes in equity market indices. Our AUM at March 31, 2016 increased 2% versus AUM at December 31, 2015, primarily due to foreign exchange and market appreciation, partially offset by net outflows. Average AUM for the first quarter of 2016 decreased 7% as compared to average AUM in the first quarter of 2015 and 2% as compared to the fourth quarter of 2015.

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

Although Corporate segment net revenue during 2016 represented (2)% of Lazard’s net revenue, total assets in the Corporate segment represented 55% of Lazard’s consolidated total assets as of March 31, 2016, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, deferred tax assets and certain assets associated with LFB.

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

•	We add incentive compensation with respect to the fiscal year, which is comprised of:

(i)	the deferred incentive compensation awards granted in the year-end compensation process with respect to the fiscal year (e.g. deferred incentive compensation awards granted in 2016 related to the 2015 year-end compensation process), including Performance-based restricted stock unit (“PRSU”) awards (based on the target payout level);

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

Compensation and benefits expense is the largest component of our operating expenses. We seek to maintain discipline with respect to compensation, including the rate at which we award deferred compensation. Our goal is to attain a ratio of awarded compensation and benefits expense to operating revenue and a ratio of adjusted compensation and benefits expense to operating revenue over the cycle in the mid-to-high-50s percentage range, which compares to 55.8% and 55.4%, respectively, for the year ended December 31, 2015. While we have implemented initiatives that we believe will assist us in attaining a ratio within this range, there can be no guarantee that such a ratio will be attained or that our policies or initiatives will not change in the future. We may benefit from pressure on compensation costs within the financial services industry in future periods; however, increased competition for senior professionals, changes in the macroeconomic environment or the financial markets generally, lower operating revenue resulting from, for example, a decrease in M&A activity, our share of the M&A market or our AUM levels, changes in the mix of revenues from our businesses or various other factors could prevent us from attaining this goal.

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

A portion of our net revenue is derived from transactions that are denominated in currencies other than the U.S. dollar. Since the middle of 2014, the value of the U.S. dollar has strengthened against many other major currencies. As a result, net revenue for the three months ended March 31, 2016 was negatively impacted in comparison to the prior year period. The majority of the negative impact was offset by the positive impact of the exchange rate movements on our operating expenses denominated in currencies other than the U.S. dollar.

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP. Selected financial data from the Company’s reported condensed consolidated results of operations is set forth below, followed by a more detailed discussion of both the consolidated and business segment results.

	Three Months Ended March 31,
	2016	2015
	($ in thousands)

Net Revenue	$497,604	$576,853

Operating Expenses:
Compensation and benefits	297,198	328,490
Non-compensation	101,715	166,719
Amortization of intangible assets related to acquisitions	644	1,033

Total operating expenses	399,557	496,242

Operating Income	98,047	80,611
Provision for income taxes	11,735	11,458

Net Income	86,312	69,153
Less – Net Income Attributable to Noncontrolling Interests	3,900	6,693

Net Income Attributable to Lazard Group LLC	$82,412	$62,460

Operating Income, as a % of net revenue	19.7%	14.0%

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

	Three Months Ended March 31,
	2016	2015
	($ in thousands)
Operating Revenue:
Net revenue	$497,604	$576,853
Adjustments:
Interest expense (a)	12,348	17,081
Revenue related to noncontrolling interests (b)	(6,212)	(8,734)
(Gains) losses on investments pertaining to LFI (c)	2,514	(4,136)

Operating revenue	$506,254	$581,064

(a)	Interest expense (excluding interest expense incurred by LFB) is added back in determining operating revenue because such expense relates to corporate financing activities and is not considered to be a cost directly related to the revenue of our business.
(b)	Revenue related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount.
(c)	Represents changes in the fair value of investments held in connection with LFI and other similar deferred compensation arrangements for which a corresponding equal amount is excluded from compensation and benefits expense.

	Three Months Ended March 31,
	2016	2015
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$297,198	$328,490
Adjustments:
Noncontrolling interests (a)	(1,752)	(1,217)
(Charges) credits pertaining to LFI (b)	2,514	(4,136)

Adjusted compensation and benefits expense	$297,960	$323,137

Adjusted compensation and benefits expense, as a % of operating revenue	58.9%	55.6%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)	Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

	Three Months Ended March 31,
	2016	2015
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$101,715	$166,719
Adjustments:
Noncontrolling interests (a)	(398)	(363)
Charges pertaining to senior debt refinancing (b)	–	(60,219)

Adjusted non-compensation expense	$101,317	$106,137

Adjusted non-compensation expense, as a % of operating revenue	20.0%	18.3%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.
(b)	Charges pertaining to the redemption of a significant portion of the Company’s 2017 Notes are excluded because of the non-operating nature of such transactions. See “—Liquidity and Capital Resources—Financing Activities.”

	Three Months Ended March 31,
	2016	2015
	($ in thousands)
Earnings From Operations:
Operating revenue	$506,254	$581,064
Deduct:
Adjusted compensation and benefits expense	(297,960)	(323,137)
Adjusted non-compensation expense	(101,317)	(106,137)

Earnings from operations	$106,977	$151,790

Earnings from operations, as a % of operating revenue	21.1%	26.1%

Headcount information is set forth below:

	As Of
	March 31, 2016	December 31, 2015	March 31, 2015
Headcount:
Managing Directors:
Financial Advisory	146	139	147
Asset Management	96	90	90
Corporate	20	18	17

Total Managing Directors	262	247	254
Other Employees:
Business segment professionals	1,174	1,173	1,121
All other professionals and support staff	1,193	1,190	1,151

Total	2,629	2,610	2,526

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

Three Months Ended March 31, 2016 versus March 31, 2015

The Company reported net income attributable to Lazard Group of $82 million, as compared to net income of $62 million in the 2015 period. The changes in the Company’s operating results during these periods are described below.

Net revenue decreased $79 million, or 14%, with operating revenue decreasing $75 million, or 13%, as compared to the 2015 period. Fee revenue from investment banking and other advisory activities decreased $36 million, or 12%, primarily due to decreases in M&A and Other Advisory fees. The decrease in M&A and Other Advisory fee revenue primarily reflected a lower level of closings and a decrease in the average transaction fee with respect to completed transactions involving fees greater than $1 million as compared to the 2015 period. Asset management fees, including incentive fees, decreased $28 million, or 11%, as compared to the 2015 period, due to a decrease in average AUM, a change in the mix of AUM and a decrease in incentive fees relating to traditional investment products. In the aggregate, interest income, other revenue and interest expense decreased $15 million as compared to the 2015 period, primarily due to investment losses, partially offset by a decrease in interest expense.

Compensation and benefits expense decreased $31 million, or 10%, as compared to the 2015 period, primarily due to a decrease in discretionary compensation associated with decreased operating revenue.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $298 million, a decrease of $25 million, or 8%, as compared to $323 million in the 2015 period. The ratio of adjusted compensation and benefits expense to operating revenue was 58.9% for the 2016 period, as compared to 55.6% for the 2015 period and 55.4% for full-year 2015. The ratio of adjusted compensation and benefits expense in the 2016 period generally reflected lower operating revenue in the 2016 period and seasonally high amortization expense.

Non-compensation expense decreased $65 million, or 39%, as compared to the 2015 period, primarily due to a non-recurring charge of $60 million related to the redemption of a significant portion of the Company’s 2017 Notes in the 2015 period. Adjusted non-compensation expense, which excludes such charge, as well as non-compensation costs relating to noncontrolling interests, decreased $5 million, or 5%, as compared to the 2015 period. The ratio of adjusted non-compensation expense to operating revenue was 20.0%, as compared to 18.3% in the 2015 period.

Amortization of intangible assets remained substantially unchanged as compared to the 2015 period.

Operating income increased $17 million as compared to the 2015 period, which included a charge relating to the redemption of a significant portion of the Company’s 2017 Notes.

Earnings from operations decreased $45 million, or 30%, as compared to the 2015 period, which excluded the charge related to the redemption of a significant portion of the Company’s 2017 Notes, and, as a percentage of operating revenue, was 21.1%, as compared to 26.1% in the 2015 period.

The provision for income taxes reflects an effective tax rate of 12.0%, as compared to 14.2% for the 2015 period. The increase in the effective tax rate primarily reflects the change in the geographic mix of earnings. See Note 14 of Notes to Condensed Consolidated Financial Statements.

Net income attributable to noncontrolling interests decreased $3 million, or 42%, as compared to the 2015 period.

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

Financial Advisory

The following tables summarize the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended March 31,
	2016	2015
	($ in thousands)
M&A and Other Advisory	$214,591	$260,804
Capital Raising	8,873	17,569

Total Strategic Advisory	223,464	278,373
Restructuring	42,550	23,146

Net Revenue	266,014	301,519
Operating Expenses	227,078	242,935

Operating Income	$38,936	$58,584

Operating Income, as a % of net revenue	14.6%	19.4%

Net revenue trends in Financial Advisory for M&A and Other Advisory and Restructuring are generally correlated to the level of completed industry-wide M&A transactions and restructuring transactions occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in non-public or sovereign advisory assignments. For example, our M&A and Other Advisory revenue, which includes Sovereign and Capital Structure Advisory revenue, decreased 18% in 2016 as compared to 2015. The industry statistics for global M&A transactions described above reflect a 10% and 17% decrease in the value and number, respectively, of all completed transactions in the 2016 period as compared to the 2015 period. For M&A deals with values greater than $500 million, the value and number of completed transactions in the 2016 period decreased 9% and 21%, respectively, as compared to the 2015 period.

Certain Lazard fee and transaction statistics are set forth below:

	Three Months Ended March 31,
	2016	2015
Lazard Statistics:
Number of clients with fees greater than $1 million:
Total Financial Advisory	66	68
M&A and Other Advisory	55	56
Percentage of total Financial Advisory net revenue from top 10 clients	35%	39%
Number of M&A transactions completed with values greater than $500 million (a)	13	22

(a)	Source: Dealogic as of April 1, 2016.

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

	Three Months Ended March 31,
	2016	2015
United States	66%	57%
Europe	31	39
Rest of World	3	4

Total	100%	100%

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

Three Months Ended March 31, 2016 versus March 31, 2015

Financial Advisory net revenue decreased $36 million, or 12%, as compared to the 2015 period. Total Strategic Advisory net revenue, representing fees from our M&A and Other Advisory and Capital Raising businesses, decreased $55 million, or 20%, and Restructuring revenue increased $19 million, or 84%, as compared to the 2015 period.

M&A and Other Advisory revenue decreased $46 million, or 18%, while Capital Raising revenue decreased $9 million, or 50%, as compared to the 2015 period. The decrease in M&A and Other Advisory revenue primarily reflected a lower level of closings and a decrease in the average transaction fee with respect to completed transactions involving fees greater than $1 million as compared to the 2015 period. Our major clients, which in the aggregate represented a significant portion of our M&A and Other Advisory revenue in the 2016 period, included Kraton Polymers, PartnerRe, Pepco Holdings, Reynolds American, Shell and Whiting Petroleum.

Restructuring revenue in the 2016 period primarily reflected the closing of several large assignments, as well as a higher level of activity in the U.S. energy sector in the 2016 period. Our major clients, which in the aggregate represented a significant portion of our Restructuring revenue in the 2016 period, included Hovensa, Paragon Offshore, Vantage Drilling and Walter Energy.

Operating expenses decreased $16 million, or 7%, as compared to the 2015 period, primarily due to a decrease in compensation and benefits expense.

Financial Advisory operating income was $39 million, a decrease of $20 million, or 34%, as compared to operating income of $59 million in the 2015 period and, as a percentage of net revenue, was 14.6%, as compared to 19.4% in the 2015 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	March 31, 2016	December 31, 2015
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$38,823	$36,203
Global	32,407	31,407
Local	31,232	31,354
Multi-Regional	53,350	52,531

Total Equity	155,812	151,495

Fixed Income:
Emerging Markets	14,110	14,378
Global	4,341	4,132
Local	3,867	3,899
Multi-Regional	8,052	7,978

Total Fixed Income	30,370	30,387

Alternative Investments	3,150	3,297
Private Equity	929	858
Cash Management	293	343

Total AUM	$190,554	$186,380

Total AUM at March 31, 2016 was $191 billion, an increase of $5 billion, or 2%, as compared to total AUM of $186 billion at December 31, 2015, primarily due to foreign exchange and market appreciation, partially offset by net outflows. Average AUM for the three months ended March 31, 2016 decreased 7% as compared to the first quarter of 2015 and 2% as compared to the fourth quarter of 2015.

As of March 31, 2016, approximately 88% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, compared to approximately 89% as of December 31, 2015, and, as of March 31, 2016, approximately 12% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, compared to approximately 11% at December 31, 2015.

As of March 31, 2016, AUM with foreign currency exposure represented approximately 71% of our total AUM, as compared to 72% at December 31, 2015. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$151,495	$8,042	$(6,989)	$1,053	$286	$2,978	$155,812
Fixed Income	30,387	1,324	(2,719)	(1,395)	441	937	30,370
Other	4,498	442	(461)	(19)	(118)	11	4,372

Total	$186,380	$9,808	$(10,169)	$(361)	$609	$3,926	$190,554

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

As of April 14, 2016, AUM was $192.5 billion, a $1.9 billion increase since March 31, 2016. The increase in AUM was due to market appreciation of $2.6 billion, partially offset by net outflows of $0.2 billion and foreign exchange depreciation of $0.5 billion.

Average AUM for the three month periods ended March 31, 2016 and 2015 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended March 31,
	2016	2015
	($ in millions)
Average AUM by Asset Class:
Equity	$149,969	$161,440
Fixed Income	30,253	32,180
Alternative Investments	3,435	3,615
Private Equity	869	1,062
Cash Management	275	109

Total Average AUM	$184,801	$198,406

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended March 31,
	2016	2015
	($ in thousands)
Revenue:
Management Fees	$226,450	$252,087
Incentive Fees	1,806	6,283
Other Income	17,503	21,437

Net Revenue	245,759	279,807
Operating Expenses	175,161	181,792

Operating Income	$70,598	$98,015

Operating Income, as a % of net revenue	28.7%	35.0%

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended March 31,
	2016	2015
United States	59%	62%
Europe	30	29
Rest of World	11	9

Total	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended March 31, 2016 versus March 31, 2015

Asset Management net revenue decreased $34 million, or 12%, as compared to the 2015 period. Management fees decreased $26 million, or 10%, as compared to the 2015 period, primarily due to a decrease in average AUM and a change in the mix of AUM. Incentive fees decreased $4 million, or 71%, as compared to the 2015 period, primarily due to incentive fees related to traditional investment products. Other revenue decreased $4 million, or 18%, as compared to the 2015 period, principally due to lower revenue attributable to noncontrolling interests from the 2015 period.

Operating expenses decreased $7 million, or 4%, as compared to the 2015 period, primarily due to decreases in (i) compensation and benefits expense related to a decrease in discretionary compensation reflecting lower operating revenue and (ii) non-compensation expense related to fund administration and outsourced services.

Asset Management operating income was $71 million, a decrease of $27 million, or 28%, as compared to operating income of $98 million in the 2015 period and, as a percentage of net revenue, was 28.7%, as compared to 35.0% in the 2015 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended March 31,
	2016	2015
	($ in thousands)
Interest Income	$1,007	$755
Interest Expense	(12,671)	(17,125)

Net Interest (Expense)	(11,664)	(16,370)
Other Revenue (Expense)	(2,505)	11,897

Net Revenue (Expense)	(14,169)	(4,473)
Operating Expenses (Credit) (a)	(2,682)	71,515

Operating Loss	$(11,487)	$(75,988)

(a)	In the 2015 period, includes $60,219 relating to the redemption of a significant portion of the Company’s 2017 Notes.

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended March 31, 2016 versus March 31, 2015

Net interest expense decreased $5 million, or 29%, as compared to the 2015 period, primarily due to the redemption of $450 million of the 2017 Notes and the issuance of $400 million aggregate principal amount of 3.75% senior notes due 2025 (the “2025 Notes”).

Other revenue decreased $14 million as compared to the 2015 period, primarily due to investment losses mainly from investments held in connection with LFI.

Operating expenses decreased $74 million as compared to the 2015 period, including, in the 2015 period a charge of $60 million related to the redemption of a significant portion of the Company’s 2017 Notes. Excluding the impact of such charge, operating expenses decreased $14 million compared to the 2015 period, primarily due to decreased compensation and benefits expense.

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

Summary of Cash Flows:

	Three Months Ended March 31,

	2016	2015
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$86.3	$69.2
Adjustments to reconcile net income to net cash provided by operating activities (a)	122.3	166.4
Other operating activities (b)	(263.4)	(200.0)

Net cash (used in) provided by operating activities	(54.8)	35.6

Investing activities	(5.4)	(4.0)
Financing activities (c)	(286.3)	(316.1)
Effect of exchange rate changes	12.2	(37.2)

Net Increase (Decrease) in Cash and Cash Equivalents	(334.3)	(321.7)
Cash and Cash Equivalents:
Beginning of Period	1,025.8	917.2

End of Period	$691.5	$595.5

(a)	Consists of the following:

	Three Months Ended March 31,
	2016	2015
	($ in millions)

Depreciation and amortization of property	$8.4	$7.9
Amortization of deferred expenses and stock units	117.1	106.4
Deferred tax provision (benefit)	(3.8)	(9.1)
Amortization of intangible assets related to acquisitions	0.6	1.0
Loss on extinguishment of debt	–	60.2

Total	$122.3	$166.4

(b)	Includes net changes in operating assets and liabilities.
(c)	Consists primarily of purchases of shares of Lazard Ltd Class A common stock, tax withholdings related to the settlement of vested restricted stock units (“RSUs”), vested restricted stock awards and vested PRSUs, distributions to members and noncontrolling interest holders, and activity relating to borrowings, including, in 2015, the redemption of a majority of the Company’s 2017 Notes and issuance of the 2025 Notes.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, distributions to members, purchases of shares of Lazard Ltd Class A common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At March 31, 2016, Lazard had approximately $692 million of cash, with such amount including approximately $421 million held at Lazard’s operations outside the U.S. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, we expect that no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of March 31, 2016, Lazard had approximately $241 million in unused lines of credit available to it, including a $150 million, five-year, senior revolving credit facility with a group of lenders that expires in September 2020 (the “Amended and Restated Credit Agreement”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $34 million (at March 31, 2016 exchange rates) and Edgewater of $55 million. In addition, LFB has access to the Eurosystem Covered Bond Purchase Program of the Banque de France.

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

Financing Activities

The table below sets forth our corporate indebtedness as of March 31, 2016 and December 31, 2015. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K. The table, as of December 31, 2015, reflects the retrospective application of new disclosure guidance on debt issuance costs. See Note 2 of Notes to Condensed Consolidated Financial Statements.

		Outstanding as of
		March 31, 2016			December 31, 2015
Senior Debt	Maturity Date	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2017 Senior Notes	2017	$98.4	$0.2	$98.2	$98.4	$0.2	$98.2
Lazard Group 2020 Senior Notes	2020	500.0	4.3	495.7	500.0	4.5	495.5
Lazard Group 2025 Senior Notes	2025	400.0	4.2	395.8	400.0	4.3	395.7

		$998.4	$8.7	$989.7	$998.4	$9.0	$989.4

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended March 31, 2016, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.10 to 1.00 and its Consolidated Interest Coverage Ratio being 21.22 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of March 31, 2016.

In addition, the Amended and Restated Credit Agreement, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At March 31, 2016, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Members’ Equity

At March 31, 2016, total members’ equity was $604 million, as compared to $703 million at December 31, 2015, including $547 million and $650 million attributable to Lazard Group on the respective dates. The net activity in members’ equity during the three month period ended March 31, 2016 is reflected in the table below (in millions of dollars):

Members’ Equity—January 1, 2016	$703

Increase (decrease) due to:
Net income	86
Other comprehensive income	9
Amortization of share-based incentive compensation	95
Purchase of Lazard Ltd Class A common stock	(83)
Settlement of share-based incentive compensation, net of related tax benefit of $0.4(a)	(50)
Distributions to members and noncontrolling interests, net	(153)
Other—net	(3)

Members’—March 31, 2016	$604

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

	Number of Shares	Average Price Per Share
Three Months Ended March 31:
2015	1,677,464	$49.46
2016	2,424,571	$34.29

As of March 31, 2016, a total of $223 million of share repurchase authorization remained available under the Lazard Ltd’s share repurchase program, $23 million of which will expire on December 31, 2016 and $200 million of which will expire on December 31, 2017.

In addition, on April 20, 2016, the Board of Directors of Lazard authorized the repurchase of additional shares of Lazard Ltd’s Class A common stock, which authorization will expire on December 31, 2017, bringing the total share repurchase authorization to $300 million.

During the three month period ended March 31, 2016, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases in the open market.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of March 31, 2016:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior debt (including interest) (a)	$1,248,997	$42,987	$174,218	$572,500	$459,292
Operating leases (exclusive of $59,743 of committed sublease income)	851,500	77,763	140,391	121,066	512,280
Capital leases (including interest)	9,522	2,130	7,372	20	–
Investment capital funding commitments (b)	9,183	9,183	–	–	–

Total (c)	$2,119,202	$132,063	$321,981	$693,586	$971,572

(a)	See Note 9 of Notes to Condensed Consolidated Financial Statements.
(b)	Unfunded commitments to private equity investments consolidated but not owned by Lazard of $5,013 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders. See Note 5 of Notes to Condensed Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.
(c)	The table above excludes contingent obligations, as well as any possible payments for uncertain tax positions given the inability to estimate the possible amounts and timing of any such payments. See Notes 10, 12, 13 and 14 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes, respectively.

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

We recognize a deferred tax asset if it is more likely than not (defined as a likelihood of greater than 50%) that a tax benefit will be accepted by a taxing authority. The measurement of deferred tax assets and liabilities is based upon currently enacted tax rates in the applicable jurisdictions. At December 31, 2015, on a consolidated basis, we recorded gross deferred tax assets of approximately $170 million, with such amount partially offset by a valuation allowance of approximately $89 million.

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

Certain of our tax-paying entities have individually experienced losses on a cumulative three year basis or have not yet attained a sustained level of profitability. In addition, one of our tax paying entities has recorded a valuation allowance on all of its deferred tax assets due to the combined effect of operating losses in certain subsidiaries of that entity as well as foreign taxes that together substantially offset any U.S. tax liability. Taking into account all available information, we cannot determine that it is more likely than not that deferred tax assets will be realized. Considering the recent operating results of such entities, we have recorded valuation allowances on our deferred tax assets of $89 million as of December 31, 2015.

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

Data relating to investments is set forth below:

	March 31, 2016	December 31, 2015
	($ in thousands)
Seed investments by asset class:
Equities (a)	$75,580	$85,419
Fixed income	4,442	4,220
Alternative investments	43,093	56,505

Total seed investments	123,115	146,144

Other investments owned:
Private equity (b)	87,575	83,729
Interest-bearing deposits (c)	57,399	54,885
Fixed income and other	21,437	21,872

Total other investments owned	166,411	160,486

Subtotal	289,526	306,630

Add:
Equity method (d)	8,123	8,917
Private equity consolidated, not owned (e)	16,649	16,490
LFI (f)	134,241	198,675

Total investments	$448,539	$530,712

(a)	At March 31, 2016 and December 31, 2015, seed investments in directly owned equity securities were invested as follows:

	March 31, 2016	December 31, 2015

Percentage invested in:
Financials	32%	33%
Consumer	29	30
Industrial	13	13
Technology	10	9
Other	16	15

Total	100%	100%

(b)	Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $32 million and $30 million as of March 31, 2016 and December 31, 2015, respectively.

(c)	Short to medium term interest rates generally turned negative in Europe during 2014 and remain very low in many other countries and regions throughout the world. In the normal course of asset and liability management activities, the Company attempts to minimize negative interest rates on its cash investments. Interest-bearing deposits generally provide positive yields when held to maturity, while also generally allowing immediate penalty-free withdrawal at any time (with less or no interest earned in such case).

(d)	Represents investments accounted for under the equity method of accounting.

(e)	Represents private equity investments that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “members’ equity” on the condensed consolidated statements of financial condition.

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

At March 31, 2016 and December 31, 2015, total investments with a fair value of $383 million and $467 million, respectively, included $1 million at each such date, or less than 1%, respectively, of investments that were classified as Level 3 investments and $130 million and $123 million, respectively, or 34% and 26%, respectively, of investments that were classified using NAV or its equivalent as a practical expedient. See Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of March 31, 2016 and December 31, 2015, the Company held seed investments of approximately $123 million and $146 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $21 million in eight entities as of March 31, 2016, as compared to $49 million in eleven entities as of December 31, 2015.

As of March 31, 2016 and December 31, 2015, the Company did not consolidate or deconsolidate any seed investment entities. As such, 100% of the recorded balance of seed investments as of March 31, 2016 and December 31, 2015 represented the Company’s economic interest in the seed investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed investment entities.

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

•

Voting Interest Entities. VOEs are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance itself independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. Lazard is required to consolidate a VOE if it holds a majority of the voting interest in such VOE.

•

Variable Interest Entities. VIEs are entities that lack one or more of the characteristics of a VOE. If Lazard has a variable interest, or a combination of variable interests, in a VIE, it is required to analyze whether it needs to consolidate such VIE. Lazard is required to consolidate a VIE if we are the primary beneficiary having (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of, or receive benefits from, the VIE that could be potentially significant to the VIE.

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

Equity Market Price Risk—At March 31, 2016 and December 31, 2015, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $105 million and $129 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $0.3 million and $1.8 million in the carrying value of such investments as of March 31, 2016 and December 31, 2015, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At March 31, 2016 and December 31, 2015, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $38 million and $38 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $0.1 million in the carrying value of such investments as of both March 31, 2016 and December 31, 2015, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At March 31, 2016 and December 31, 2015, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $58 million and $64 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. dollar would result in a decrease of approximately $1.2 million and $1.0 million in the carrying value of such investments as of March 31, 2016 and December 31, 2015, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At March 31, 2016 and December 31, 2015, the Company’s exposure to changes in fair value of such investments was approximately $88 million and $84 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $8.8 million and $8.4 million in the carrying value of such investments as of March 31, 2016 and December 31, 2015, respectively.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At March 31, 2016, total receivables amounted to $538 million, net of an allowance for doubtful accounts of $11 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries, and customers and other receivables comprised 77%, 4% and 19% of total receivables, respectively. At December 31, 2015, total receivables amounted to $606 million, net of an allowance for doubtful accounts of $13 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries, and customers and other receivables comprised 70%, 18% and 12% of total receivables, respectively. At March 31, 2016 and December 31, 2015, the Company had receivables past due or deemed uncollectible of approximately $16 million and $20 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit (primarily for clients of LFG). At March 31, 2016 and December 31, 2015, customer receivables included $46 million and $38 million of LFB loans, respectively, with such loans being fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $1 million and $1 million at March 31, 2016 and December 31, 2015, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $9 million and $2 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $180 million and $194 million at March 31, 2016 and December 31, 2015, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of March 31, 2016, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $7 million in the event interest rates were to increase by 1% and decrease by approximately $7 million if rates were to decrease by 1%.

As of March 31, 2016, the Company’s cash and cash equivalents totaled approximately $692 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and (iii) in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

Except for the updated risk factor set forth below, there were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K.

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

The regulatory environment in which our clients operate may also impact our business. For example, changes in antitrust laws or the enforcement of antitrust laws could affect the level of M&A activity and changes in state laws may limit investment activities of state pension plans. In addition, existing tax laws and regulations are under review in the U.S. and in many other jurisdictions in which we and our clients operate. Actual and proposed changes to these laws and regulations may reduce the level of M&A activity, including cross-border M&A activity.

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

See “Business—Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2015 for a further discussion of the regulatory environment in which we conduct our businesses.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

PART IV

Item 6.	Exhibits

3.1	Certificate of Formation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

3.2	Certificate of Amendment of Certificate of Formation of the Registrant, changing name to Lazard Group LLC (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

3.3	Amended and Restated Operating Agreement of Lazard Group LLC, dated as of October 26, 2015 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on October 28, 2015).

4.1	Indenture, dated as of May 10, 2005, by and between the Registrant and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement (File No. 333-126751) on Form S-4 filed on July 21, 2005).

4.2	Fourth Supplemental Indenture, dated as of June 21, 2007, between the Registrant and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on June 22, 2007).

4.3	Fifth Supplemental Indenture, dated as of November 14, 2013, between Lazard Group LLC and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on November 14, 2013).

4.4	Sixth Supplemental Indenture, dated as of February 13, 2015, between Lazard Group LLC and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on February 13, 2015).

4.5	Form of Senior Note (included in Exhibits 4.2, 4.3 and 4.4).

10.1	Lease, dated as of January 27, 1994, by and between Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.19 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-l/A filed on February 11, 2005).

10.2	Amendment dated as of February 16, 2011, by and among RCPI Landmark Properties, L.L.C. (as the successor in interest to Rockefeller Center Properties), RCPI 30 Rock 22234849, L.L.C. and Lazard Group LLC (as the successor in interest to Lazard Frères & Co. LLC), to the Lease dated as of January 27, 1994, by and among Rockefeller Center Properties and Lazard Frères & Co. LLC (incorporated by reference to Exhibit 10.15 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 29, 2011).

10.3	Occupational Lease, dated as of August 9, 2002, by and among Burford (Stratton) Nominee 1 Limited, Burford (Stratton) Nominee 2 Limited, Burford (Stratton) Limited, Lazard & Co., Limited and Lazard LLC (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-l/A filed on February 11, 2005).

10.4*	Lazard Ltd’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-l/A filed on May 2, 2005).

10.5*	Lazard Ltd’s 2008 Incentive Compensation Plan (incorporated by reference to Annex B to Lazard Ltd’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.6*	Lazard Ltd’s 2016 French Sub-plan (incorporated by reference to Annex B to Lazard Ltd’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 10, 2016).

10.7*	Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 9, 2016, by and among the Registrant, Lazard Ltd and Kenneth M. Jacobs.

10.8*	Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 9, 2016, by and among the Registrant, Lazard Ltd and Ashish Bhutani.

10.9*	Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 9, 2016, by and among the Registrant, Lazard Ltd and Matthieu Bucaille.

10.10*	Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 9, 2016, by and among the Registrant, Lazard Ltd and Scott D. Hoffman.

10.11*	Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 9, 2016, by and among the Registrant, Lazard Ltd and Alexander F. Stern.

10.12*	Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.13*	Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.41 to Lazard Ltd’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.14*	Form of Agreement evidencing a grant of Deferred Cash Award to Executive Officers (incorporated by reference to Exhibit 10.42 to Lazard Ltd’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.15*	Directors Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to Lazard Ltd’s Quarterly Report (File No. 001-32492) on Form 10-Q filed on May 11, 2006).

10.16	Amended and Restated Credit Agreement, dated as of September 25, 2015, among the Registrant, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on October 28, 2015).

10.17*	Form of Agreement evidencing a grant of Lazard Fund Interests to Named Executive Officers (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on May 1, 2013).

10.18*	Form of Agreement evidencing a February 20, 2014 grant of Performance-Based Stock Units under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on May 6, 2014).

10.19*	Agreement between Lazard Ltd and Kenneth M. Jacobs, dated as of February 20, 2014, evidencing a grant of Performance-Based Stock Units under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on May 6, 2014).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Matthieu Bucaille.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Matthieu Bucaille.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 26, 2016

LAZARD GROUP LLC

By:	/s/ Matthieu Bucaille
Name:	Matthieu Bucaille
Title:	Chief Financial Officer

By:	/s/ Dominick Ragone
Name:	Dominick Ragone
Title:	Chief Accounting Officer