Form 10-Q
period 2016-09-30
Lazard Group LLC
filed 2016-10-28
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 21, 2016, in addition to profit participation interests, there were two managing member interests outstanding.

TABLE OF CONTENTS

When we use the terms “Lazard Group”, “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company that is the current holding company for the subsidiaries that conduct our businesses.  Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock (the “Class A common stock”) are publicly traded on the New York Stock Exchange under the symbol “LAZ”.  Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd’s primary operating asset is its indirect ownership as of September 30, 2016 of all of the common membership interests in Lazard Group.  Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries that are co-managing members of Lazard Group.

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

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(UNAUDITED)

(dollars in thousands)

	September 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$833,143	$1,025,844
Deposits with banks and short-term investments	534,865	389,861
Cash deposited with clearing organizations and other segregated cash	35,168	34,948
Receivables (net of allowance for doubtful accounts of $12,967 and $12,882 at September 30, 2016 and December 31, 2015, respectively):
Fees	440,384	423,817
Customers and other	96,844	73,396
Lazard Ltd subsidiaries	26,768	108,817
	563,996	606,030
Investments	462,758	530,712
Property (net of accumulated amortization and depreciation of $289,390 and $265,505 at September 30, 2016 and December 31, 2015, respectively)	204,273	207,165
Goodwill and other intangible assets (net of accumulated amortization of $59,281 and $57,561 at September 30, 2016 and December 31, 2015, respectively)	330,162	326,976
Deferred tax assets	53,293	52,695
Other assets	209,948	214,823
Total Assets	$3,227,606	$3,389,054

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(UNAUDITED)

(dollars in thousands)

	September 30, 2016	December 31, 2015
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$587,059	$506,665
Accrued compensation and benefits	374,796	570,409
Senior debt	990,488	989,358
Payable to Lazard Ltd subsidiaries	63,266	104,893
Deferred tax liabilities	9,377	11,104
Capital lease obligations	8,037	9,028
Other liabilities	498,388	494,697
Total Liabilities	2,531,411	2,686,154
Commitments and contingencies
MEMBERS’ EQUITY
Members' equity (net of 4,847,094 and 3,322,385 shares of Lazard Ltd Class A common stock, at a cost of $174,766 and $161,288 at September 30, 2016 and December 31, 2015, respectively)	836,010	839,517
Accumulated other comprehensive loss, net of tax	(197,072)	(189,758)
Total Lazard Group LLC Members’ Equity	638,938	649,759
Noncontrolling interests	57,257	53,141
Total Members’ Equity	696,195	702,900
Total Liabilities and Members' Equity	$3,227,606	$3,389,054

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE
Investment banking and other advisory fees	$343,154	$330,408	$894,906	$946,057
Asset management fees	254,551	253,752	729,679	784,461
Interest income	1,146	1,266	3,881	3,556
Other	22,094	54	49,318	65,863
Total revenue	620,945	585,480	1,677,784	1,799,937
Interest expense	13,068	12,628	38,592	42,281
Net revenue	607,877	572,852	1,639,192	1,757,656
OPERATING EXPENSES
Compensation and benefits	353,468	319,478	958,962	984,675
Occupancy and equipment	26,962	26,271	81,114	80,873
Marketing and business development	16,891	18,244	60,456	55,758
Technology and information services	24,175	22,923	71,402	68,849
Professional services	9,672	10,229	29,488	33,699
Fund administration and outsourced services	17,097	14,367	46,427	48,008
Amortization and other acquisition-related costs	746	511	1,720	3,401
Other	9,233	10,861	28,609	90,678
Total operating expenses	458,244	422,884	1,278,178	1,365,941
OPERATING INCOME	149,633	149,968	361,014	391,715
Provision for income taxes	21,653	26,987	49,110	52,909
NET INCOME	127,980	122,981	311,904	338,806
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	83	1,268	4,989	9,004
NET INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$127,897	$121,713	$306,915	$329,802

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
NET INCOME	$127,980	$122,981	$311,904	$338,806
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments (including a tax expense of $3 for the three months ended September 30, 2016, and $9 for the nine months ended September 30, 2016)	(1,828)	(13,677)	(10,106)	(31,991)
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $(17) and $253 for the three months ended September 30, 2016 and 2015, respectively, and $(315) and $(7,753) for the nine months ended September 30, 2016 and 2015, respectively)	(33)	477	(649)	(14,140)
Adjustment for items reclassified to earnings (net of tax expense of $375 and $368 for the three months ended September 30, 2016 and 2015, respectively, and $1,171 and $1,469 for the nine months ended September 30, 2016 and 2015, respectively)	1,134	1,381	3,441	3,757
OTHER COMPREHENSIVE LOSS, NET OF TAX	(727)	(11,819)	(7,314)	(42,374)
COMPREHENSIVE INCOME	127,253	111,162	304,590	296,432
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	82	1,268	4,989	9,003
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$127,171	$109,894	$299,601	$287,429

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

(dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$311,904	$338,806
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	24,586	24,251
Amortization of deferred expenses and share-based incentive compensation	275,894	245,416
Amortization and other acquisition-related costs	1,720	3,401
Deferred tax benefit	(4,537)	(8,530)
Loss on extinguishment of debt	-	60,219
Gain on disposal of subsidiaries	-	(24,388)
(Increase) decrease in operating assets:
Deposits with banks and short-term investments	(135,152)	(84,386)
Cash deposited with clearing organizations and other segregated cash	115	7,413
Receivables-net	38,482	5,226
Investments	68,499	34,115
Other assets	(54,409)	(104,949)
Increase (decrease) in operating liabilities:
Deposits and other payables	32,186	83,874
Accrued compensation and benefits and other liabilities	(225,337)	(99,696)
Net cash provided by operating activities	333,951	480,772
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(22,070)	(18,479)
Disposals of property	865	471
Net cash used in investing activities	(21,205)	(18,008)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from noncontrolling interests	93	268
Issuance of senior debt, net of expenses	-	396,272
Excess tax benefits from share-based incentive compensation	2,343	9,516
Other financing activities	30,518	-
Payments for:
Senior debt	-	(509,098)
Capital lease obligations	(1,234)	(1,435)
Distributions to noncontrolling interests	(966)	(15,357)
Purchase of Lazard Ltd Class A common stock	(228,865)	(189,861)
Distribution to members	(248,742)	(85,435)
Settlement of vested share-based incentive compensation	(55,562)	(105,007)
Other financing activities	(3,080)	(2,008)
Net cash used in financing activities	(505,495)	(502,145)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	48	(31,405)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(192,701)	(70,786)
CASH AND CASH EQUIVALENTS—January 1	1,025,844	917,212
CASH AND CASH EQUIVALENTS—September 30	$833,143	$846,426

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2015

(UNAUDITED)

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total
	Member's	Income (Loss),	Members’	Noncontrolling	Members’
	Equity	Net of Tax	Equity	Interests	Equity
Balance – January 1, 2015 (*)	$594,834	$(163,288)	$431,546	$62,593	$494,139
Comprehensive income (loss):
Net income	329,802		329,802	9,004	338,806
Other comprehensive loss - net of tax		(42,373)	(42,373)	(1)	(42,374)
Amortization of share-based incentive compensation	174,823		174,823		174,823
Distributions to members and noncontrolling interests, net	(85,435)		(85,435)	(15,089)	(100,524)
Purchase of Lazard Ltd Class A common stock	(189,861)		(189,861)		(189,861)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation and related tax benefit of $9,495	(95,512)		(95,512)		(95,512)
Other	(2,008)		(2,008)		(2,008)
Balance – September 30, 2015 (*)	$726,643	$(205,661)	$520,982	$56,507	$577,489

(*) Includes 129,766,090 common membership interests issued at both January 1, 2015 and September 30, 2015.  Also includes profit participation interests and two managing member interests.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2016

(UNAUDITED)

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total
	Members'	Income (Loss),	Members’	Noncontrolling	Members’
	Equity	Net of Tax	Equity	Interests	Equity
Balance – January 1, 2016 (*)	$839,517	$(189,758)	$649,759	$53,141	$702,900
Comprehensive income (loss):
Net income	306,915		306,915	4,989	311,904
Other comprehensive loss - net of tax		(7,314)	(7,314)		(7,314)
Amortization of share-based incentive compensation	213,144		213,144		213,144
Distributions to members and noncontrolling interests, net	(248,742)		(248,742)	(873)	(249,615)
Purchase of Lazard Ltd Class A common stock	(228,865)		(228,865)		(228,865)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation and related tax benefit of $140	(55,422)		(55,422)		(55,422)
Business acquisitions and related equity transactions:
Delivery of Lazard Ltd Class A common stock and tax benefit of $144	2,984		2,984		2,984
Other	6,479		6,479		6,479
Balance – September 30, 2016 (*)	$836,010	$(197,072)	$638,938	$57,257	$696,195

(*) At both January 1, 2016 and September 30, 2016, in addition to profit participation interests, there were two managing member interests.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

The accompanying condensed consolidated financial statements are those of Lazard Group LLC and its subsidiaries (collectively referred to as “Lazard Group” or the “Company”).  Lazard Group is a Delaware limited liability company and is governed by an Amended and Restated Operating Agreement dated as of October 26, 2015, as amended (the “Operating Agreement”).

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of September 30, 2016 and December 31, 2015. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

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

Basis of Presentation

The accompanying condensed consolidated financial statements of Lazard Group have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Group’s Annual Report on Form 10-K for the year ended December 31, 2015. The accompanying December 31, 2015 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

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

The consolidated results of operations for the three month and nine month periods ended September 30, 2016 are not indicative of the results to be expected for any future interim or annual period.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

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

The Company’s policy is to consolidate entities in which it has a controlling financial interest. The Company consolidates:

•	Voting interest entities (“VOEs”) where the Company holds a majority of the voting interest in such VOEs, and
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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

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

Classification of Certain Cash Receipts and Cash Payments—In August 2016, the FASB issued updated guidance which clarifies how a company should classify certain cash receipts and cash payments on the statement of cash flows. The new guidance is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The new guidance is to be applied on a retrospective basis. The Company is currently evaluating the new guidance.

3.	RECEIVABLES

The Company’s receivables represent fee receivables, amounts due from customers and other receivables and amounts due from Lazard Ltd subsidiaries.

Receivables are stated net of an estimated allowance for doubtful accounts, for past due amounts and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute. Activity in the allowance for doubtful accounts for the three month and nine month periods ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning Balance	$13,569	$21,071	$12,882	$23,540
Bad debt expense, net of recoveries	1,545	(256)	4,124	3,037
Charge-offs, foreign currency translation and other adjustments	(2,147)	(488)	(4,039)	(6,250)
Ending Balance	$12,967	$20,327	$12,967	$20,327

Bad debt expense, net of recoveries is included in “investment banking and other advisory fees” on the condensed consolidated statements of operations.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

At September 30, 2016 and December 31, 2015, the Company had receivables past due or deemed uncollectible of $21,580 and $19,923, respectively.

Of the Company’s fee receivables at September 30, 2016 and December 31, 2015, $77,056 and $81,774, respectively, represented interest-bearing financing receivables. In addition, at September 30, 2016 and December 31, 2015, the Company had interest-bearing receivables from Lazard Ltd subsidiaries of $16,642 and $106,567, respectively.  Based upon our historical loss experience, the credit quality of the counterparties, and the lack of past due or uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $470,298 and $417,689 at September 30, 2016 and December 31, 2015, respectively, approximates fair value.

4.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Interest-bearing deposits	$474	$54,885
Debt	-	535
Equities	42,656	44,834
Funds:
Alternative investments (a)	39,630	67,600
Debt (a)	75,545	55,935
Equity (a)	170,416	197,787
Private equity	126,726	100,219
	412,317	421,541
Equity method	7,311	8,917
Total investments	462,758	530,712
Less:
Interest-bearing deposits	474	54,885
Equity method	7,311	8,917
Investments, at fair value	$454,973	$466,910
Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$3,512	$3,239

(a)

Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $15,011, $38,071 and $129,530, respectively, at September 30, 2016 and $10,996, $31,598 and $156,081, respectively, at December 31, 2015, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 6 and 12).

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

During the three month and nine month periods ended September 30, 2016 and 2015, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to “trading” securities still held as of the reporting date as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net unrealized investment gains (losses)	$9,975	$(24,805)	$15,221	$(26,016)

5.	FAIR VALUE MEASUREMENTS

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

The fair value of investments in private equity funds were classified as Level 3 for certain investments that were valued based on a potential transaction value as of September 30, 2015.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

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

The following tables present, as of September 30, 2016 and December 31, 2015, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	September 30, 2016
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Investments:
Debt	$-	$-	$-	$-	$-
Equities	41,335	-	1,321	-	42,656
Funds:
Alternative investments	26,472	-	-	13,158	39,630
Debt	75,539	-	-	6	75,545
Equity	170,372	-	-	44	170,416
Private equity	-	-	-	126,726	126,726
Derivatives	-	2,269	-	-	2,269
Total	$313,718	$2,269	$1,321	$139,934	$457,242
Liabilities:
Securities sold, not yet purchased	$3,512	$-	$-	$-	$3,512
Derivatives	-	186,196	-	-	186,196
Total	$3,512	$186,196	$-	$-	$189,708

	December 31, 2015
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Investments:
Debt	$535	$-	$-	$-	$535
Equities	43,558	-	1,276	-	44,834
Funds:
Alternative investments	45,135	-	-	22,465	67,600
Debt	55,929	-	-	6	55,935
Equity	197,745	-	-	42	197,787
Private equity	-	-	-	100,219	100,219
Derivatives	-	1,048	-	-	1,048
Total	$342,902	$1,048	$1,276	$122,732	$467,958
Liabilities:
Securities sold, not yet purchased	$3,239	$-	$-	$-	$3,239
Derivatives	-	195,689	-	-	195,689
Total	$3,239	$195,689	$-	$-	$198,928

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

(a)

Represents certain investments measured at NAV or its equivalent as a practical expedient in determining fair value. In accordance with current accounting guidance, these investments have not been classified in the fair value hierarchy. See Note 2 for additional information.

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets for the three month and nine month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (b)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance
Investments:
Equities	$1,298	$2	$-	$-	$21	$1,321
Total Level 3 Assets	$1,298	$2	$-	$-	$21	$1,321

	Nine Months Ended September 30, 2016
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (b)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance
Investments:
Equities	$1,276	$12	$-	$-	$33	$1,321
Total Level 3 Assets	$1,276	$12	$-	$-	$33	$1,321

	Three Months Ended September 30, 2015 (a)
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (b)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance
Investments:
Equities	$1,299	$2	$-	$-	$(25)	$1,276
Private equity funds	22,267	633	2,291	-	-	25,191
Total Level 3 Assets	$23,566	$635	$2,291	$-	$(25)	$26,467

	Nine Months Ended September 30, 2015 (a)
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (b)	Purchases/ Acquisitions/ Transfers (c)	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance
Investments:
Equities	$1,315	$12	$-	$-	$(51)	$1,276
Private equity funds	-	3,404	22,178	(391)	-	25,191
Total Level 3 Assets	$1,315	$3,416	$22,178	$(391)	$(51)	$26,467

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

(a)

The tables for the three month and nine month periods ended September 30, 2015 reflect the retrospective application of new disclosure guidance adopted by the Company for investments using NAV or its equivalent as a practical expedient when measuring fair value. See Note 2.

(b)

Earnings recorded in “other revenue” for investments in equities and private equity funds for the three month and nine month periods ended September 30, 2016 and the three month and nine month periods ended September 30, 2015 include net unrealized gains of $2, $7, $635 and $3,416, respectively.

(c)

Certain investments that were valued at NAV as of December 31, 2014 of $19,255 were transferred to Level 3 from the NAV category in the nine months ended September 30, 2015 as these investments were valued based on potential transaction value as of September 30, 2015.

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the three month and nine month periods ended September 30, 2016 and 2015.

The following tables present, at September 30, 2016 and December 31, 2015, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	September 30, 2016
					Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments		% of Fair Value Not Redeemable	% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$11,874	$-		NA	NA	NA	NA	(a)	<30-60 days
Funds of funds	498	-		NA	NA	NA	NA	(b)	<30-90 days
Other	786	-		NA	NA	NA	NA	(c)	<30-60 days
Debt funds	6	-		NA	NA	NA	NA	(d)	30 days
Equity funds	44	-		NA	NA	NA	NA	(e)	<30-90 days
Private equity funds:
Equity growth	93,174	9,183	(f)	100%	12%	29%	59%	NA	NA
Mezzanine debt	33,552	-		100%	-	-	100%	NA	NA
Total	$139,934	$9,183

(a)	weekly (80%), monthly (1%) and quarterly (19%)
(b)	monthly (98%) and quarterly (2%)
(c)	daily (3%) and monthly (97%)
(d)	daily (100%)
(e)	daily (18%), monthly (54%) and quarterly (28%)
(f)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $6,724 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

	December 31, 2015
					Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments		% of Fair Value Not Redeemable	% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$20,410	$-		NA	NA	NA	NA	(a)	<30-60 days
Funds of funds	465	-		NA	NA	NA	NA	(b)	<30-90 days
Other	1,590	-		NA	NA	NA	NA	(c)	<30-60 days
Debt funds	6	-		NA	NA	NA	NA	(d)	30 days
Equity funds	42	-		NA	NA	NA	NA	(e)	<30-90 days
Private equity funds:
Equity growth	67,895	10,242	(f)	100%	18%	39%	43%	NA	NA
Mezzanine debt	32,324	-		100%	-	-	100%	NA	NA
Total	$122,732	$10,242

(a)	weekly (23%), monthly (69%) and quarterly (8%)
(b)	monthly (98%) and quarterly (2%)
(c)	daily (20%) and monthly (80%)
(d)	daily (100%)
(e)	daily (18%), monthly (54%) and quarterly (28%)
(f)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $5,501 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

Investment Capital Funding Commitments—At September 30, 2016, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $8,613. The investment period for EGCP III ended on October 12, 2016, after which point the Company’s obligation to fund capital contributions for new investments in EGCP III expired.  The Company remains obligated until October 12, 2023 (or any earlier liquidation of EGCP III) to make capital contributions necessary to fund follow-on investments and to pay for fund expenses.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The tables below present the fair values of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair values of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 12) on the accompanying condensed consolidated statements of financial condition as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Derivative Assets:
Forward foreign currency exchange rate contracts	$2,269	$1,015
Total return swaps and other (a)	-	33
	$2,269	$1,048
Derivative Liabilities:
Forward foreign currency exchange rate contracts	$1,873	$1,584
Total return swaps and other (a)	9,053	531
LFI and other similar deferred compensation arrangements	175,270	193,574
	$186,196	$195,689

(a)

For total return swaps, amounts represent the netting of gross derivative assets and liabilities of $324 and $9,377 as of September 30, 2016, respectively, and $460 and $958 as of December 31, 2015, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are recorded “net” in “other assets”, with receivables for net cash collateral under such contracts of $17,210 and $9,636 as of September 30, 2016 and December 31, 2015, respectively.

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2016 and 2015, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Forward foreign currency exchange rate contracts	$(1,591)	$1,109	$(8,445)	$12,486
LFI and other similar deferred compensation arrangements	(6,909)	12,145	(4,707)	9,903
Total return swaps and other	(3,674)	10,824	(3,880)	7,760
Total	$(12,174)	$24,078	$(17,032)	$30,149

7.	PROPERTY

At September 30, 2016 and December 31, 2015, property consists of the following:

	Estimated Depreciable Life in Years	September 30, 2016	December 31, 2015
Buildings	33	$140,633	$137,181
Leasehold improvements	3-20	167,314	167,838
Furniture and equipment	3-10	167,657	160,552
Construction in progress		18,059	7,099
Total		493,663	472,670
Less - Accumulated depreciation and amortization		289,390	265,505
Property		$204,273	$207,165

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at September 30, 2016 and December 31, 2015 are presented below:

	September 30,	December 31,
	2016	2015
Goodwill	$325,667	$320,761
Other intangible assets (net of accumulated amortization)	4,495	6,215
	$330,162	$326,976

At September 30, 2016 and December 31, 2015, goodwill of $261,126 and $256,220, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the nine month periods ended September 30, 2016 and 2015 are as follows:

	Nine Months Ended September 30,
	2016	2015
Balance, January 1	$320,761	$335,402
Foreign currency translation adjustments	4,906	(18,413)
Balance, September 30	$325,667	$316,989

All changes in the carrying amount of goodwill for the nine month periods ended September 30, 2016 and 2015 are attributable to the Company’s Financial Advisory segment.

The gross cost and accumulated amortization of other intangible assets as of September 30, 2016 and December 31, 2015, by major intangible asset category, are as follows:

	September 30, 2016			December 31, 2015
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Performance fees	$30,740	$26,245	$4,495	$30,740	$25,192	$5,548
Management fees, customer relationships and non-compete agreements	33,036	33,036	-	33,036	32,369	667
	$63,776	$59,281	$4,495	$63,776	$57,561	$6,215

Amortization expense of intangible assets included in “amortization and other acquisition-related costs” in the condensed consolidated statements of operations, for the three month and nine month periods ended September 30, 2016 was $746 and $1,720, respectively, and for the three month and nine month periods ended September 30, 2015 was $511 and $3,401, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2016 (October 1 through December 31)	$3,947
2017	548
Total amortization expense	$4,495

(a)	Approximately 47% of intangible asset amortization is attributable to a noncontrolling interest.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

9.	SENIOR DEBT

Senior debt is comprised of the following as of September 30, 2016 and December 31, 2015:

				Outstanding as of
	Initial		Annual	September 30, 2016			December 31, 2015
	Principal Amount	Maturity Date	Interest Rate(b)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2017 Senior Notes (a)	600,000	6/15/17	6.85%	$98,350	$77	$98,273	$98,350	$159	$98,191
Lazard Group 2020 Senior Notes	500,000	11/14/20	4.25%	500,000	3,800	496,200	500,000	4,491	495,509
Lazard Group 2025 Senior Notes (a)	400,000	2/13/25	3.75%	400,000	3,985	396,015	400,000	4,342	395,658
Total				$998,350	$7,862	$990,488	$998,350	$8,992	$989,358

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

On September 25, 2015, Lazard Group entered into an Amended and Restated Credit Agreement for a five-year $150,000 senior revolving credit facility with a group of lenders (the “Amended and Restated Credit Agreement”), which expires in September 2020. The Amended and Restated Credit Agreement amended and restated the previous credit agreement dated September 25, 2012. Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. At September 30, 2016 and December 31, 2015, no amounts were outstanding under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of September 30, 2016, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

As of September 30, 2016, the Company had approximately $164,000 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement, and unused lines of credit available to LFB of approximately $11,000 (at September 30, 2016 exchange rates).

The Company’s senior debt at September 30, 2016 and December 31, 2015 is carried at historical amounts of $990,488 and $989,358, respectively. At those dates, the fair value of such senior debt was approximately $1,061,000 and $994,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

10.	COMMITMENTS AND CONTINGENCIES

Leases—The Company has various leases and other contractual commitments arising in the ordinary course of business.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At September 30, 2016, LFB had $3,809 of such indemnifications and held $3,723 of

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the condensed consolidated statement of financial condition.

Certain Business Acquisitions—On July 15, 2009, the Company established a private equity business with Edgewater. Edgewater manages funds primarily focused on buy-out and growth equity investments in middle market companies. The acquisition was structured as a purchase by Lazard Group of interests in a holding company that in turn owns interests in the general partner and management company entities of the current Edgewater private equity funds (the “Edgewater Acquisition”). Following the Edgewater Acquisition, Edgewater’s leadership team retained a substantial economic interest in such entities.

The aggregate fair value of the consideration recognized by the Company at the acquisition date was $61,624. Such consideration consisted of (i) a one-time cash payment, (ii) 1,142,857 shares of Class A common stock (the “Initial Shares”) and (iii) up to 1,142,857 additional shares of Class A common stock (the “Earnout Shares”) that were subject to earnout criteria and payable over time. The Earnout Shares were to be issued only if certain performance thresholds were met. As of December 31, 2015, 913,722 shares were issuable on a contingent basis. As of September 30, 2016 and December 31, 2105, 2,285,714 and 1,371,992 shares, respectively, had been earned and settled because applicable performance thresholds had been satisfied.  During the nine month period ended September 30, 2016, the delivery of 913,722 shares of Class A common stock resulted in a non-cash tax benefit of $12,653 recorded in deferred tax assets.

Other Business Acquisitions— For a business acquired in 2012, at December 31, 2012, 170,988 shares of Class A common stock (including dividend equivalent shares) were issuable on a non-contingent basis. Such shares were delivered in the first quarter of 2013. During the second quarter of 2015, the achievement of certain performance thresholds related to the acquired business were satisfied, resulting in the issuance of 27,316 shares of Class A common stock.

 Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, each of LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At September 30, 2016, LFB and LFNY had no such underwriting commitments.

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

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

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

During the nine month periods ended September 30, 2016 and 2015, Lazard Group distributed $248,742 and $85,435, respectively, to the subsidiaries of Lazard Ltd.

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments, as soon as practicable after the end of each fiscal year.  Such installment distributions usually begin in February.

Share Repurchase Program—During the nine month period ended September 30, 2016 and since 2013, the Board of Directors of Lazard authorized the repurchase of Class A common stock as set forth in the table below.

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

Nine Months Ended September 30:	Number of Shares Purchased	Average Price Per Share
2015	3,141,526	$50.76
2016	6,656,250	$34.38

During the nine month periods ended September 30, 2016 and 2015, certain of our executive officers received Lazard Ltd Class A common stock in connection with the vesting of previously-granted deferred equity incentive awards. The vesting of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of Lazard Ltd Class A common stock from the executive officers equal in value to the estimated amount of such tax. In addition, during the nine month period ended September 30, 2016, the Company purchased shares of Lazard Ltd Class A common stock from an executive officer. The aggregate value of all such purchases during the nine month periods ended September 30, 2016 and 2015 was approximately $4,900 and $17,700, respectively.

During the nine month period ended September 30, 2015, Lazard Group purchased 605,192 shares of Lazard Ltd Class A common stock from subsidiaries of Lazard Ltd for $32,601.  There were no such purchases during the nine month period ended September 30, 2016.

As of September 30, 2016, a total of $190,477 of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, which will expire on December 31, 2017.

During the nine month period ended September 30, 2016, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases in the open market.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Accumulated Other Comprehensive Income (Loss), Net of Tax (“AOCI”)—The tables below reflect the balances of each component of AOCI at September 30, 2016 and 2015 and activity during the nine month periods then ended:

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2016	$(52,687)	$(137,073)	$(189,760)	$(2)	$(189,758)
Activity January 1 to September 30, 2016:
Other comprehensive loss before reclassifications	(10,106)	(649)	(10,755)	-	(10,755)
Adjustments for items reclassified to earnings, net of tax	-	3,441	3,441	-	3,441
Net other comprehensive income (loss)	(10,106)	2,792	(7,314)	-	(7,314)
Balance, September 30, 2016	$(62,793)	$(134,281)	$(197,074)	$(2)	$(197,072)

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2015	$(8,625)	$(154,665)	$(163,290)	$(2)	$(163,288)
Activity January 1 to September 30, 2015:
Other comprehensive loss before reclassifications	(31,991)	(14,140)	(46,131)	(1)	(46,130)
Adjustments for items reclassified to earnings, net of tax	-	3,757	3,757	-	3,757
Net other comprehensive loss	(31,991)	(10,383)	(42,374)	(1)	(42,373)
Balance, September 30, 2015	$(40,616)	$(165,048)	$(205,664)	$(3)	$(205,661)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month and nine month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization relating to employee benefit plans (a)	$1,509	$1,749	$4,612	$5,226
Less – related income taxes	375	368	1,171	1,469
Total reclassifications, net of tax	$1,134	$1,381	$3,441	$3,757

(a)	Included in the computation of net periodic benefit cost (see Note 13). Such amounts are included in “compensation and benefits” expense on the condensed consolidated statements of operations.

Noncontrolling Interests—Noncontrolling interests principally represent interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The tables below summarize net income attributable to noncontrolling interests for the three month and nine month periods ended September 30, 2016 and 2015 and noncontrolling interests as of September 30, 2016 and December 31, 2015 in the Company’s condensed consolidated financial statements:

	Net Income Attributable to Noncontrolling Interests
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Edgewater	$81	$1,268	$4,988	$9,002
Other	2	-	1	2
Total	$83	$1,268	$4,989	$9,004

	Noncontrolling Interests As Of
	September 30, 2016	December 31, 2015
Edgewater	$57,249	$53,132
Other	8	9
Total	$57,257	$53,141

12.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2008 Plan and 2005 Plan and activity with respect thereto during the three month and nine month periods ended September 30, 2016 and 2015 is presented below.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, performance-based restricted stock units (“PRSUs”) and restricted stock awards) and “professional services” expense (with respect to deferred stock units (“DSUs”)) within the Company’s accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Share-based incentive awards:
RSUs	$39,447	$38,156	$134,419	$129,490
PRSUs	11,252	10,207	38,276	24,819
Restricted Stock	7,015	3,635	38,833	19,088
DSUs	53	16	808	713
Total	$57,767	$52,014	$212,336	$174,110

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

RSUs generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any dividends paid on Class A common stock during such period. During the nine month periods ended September 30, 2016 and 2015, dividend participation rights required the issuance of 969,054 and 603,608 RSUs, respectively.

Non-executive members of the Board of Directors of Lazard Group, who are the same Non-Executive Directors of Lazard Ltd (“Non-Executive Directors”), receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 38,771 and 23,961 DSUs granted in connection with annual compensation during the nine month periods ended September 30, 2016 and 2015, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of Class A common stock at the time of cessation of service to the Board of Directors. DSUs include a cash dividend participation right equivalent to dividends paid on Class A common stock.

The Company’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date immediately preceding the date of the grant. During the nine month periods ended September 30, 2016 and 2015, 7,407 and 1,761 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following is a summary of activity relating to RSUs and DSUs during the nine month periods ended September 30, 2016 and 2015:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2016	9,599,658	$44.06	312,670	$35.98
Granted (including 969,054 RSUs relating to dividend participation)	6,649,625	$34.64	46,178	$34.98
Forfeited	(181,337)	$39.79	-	-
Vested	(4,527,559)	$39.16	(84,759)	$35.30
Balance, September 30, 2016	11,540,387	$40.62	274,089	$36.02
Balance, January 1, 2015	13,529,116	$35.19	286,227	$34.21
Granted (including 603,608 RSUs relating to dividend participation)	4,111,619	$48.84	25,722	$55.43
Forfeited	(461,297)	$43.49	-	-
Vested	(7,159,642)	$30.87	-	-
Balance, September 30, 2015	10,019,796	$43.50	311,949	$35.96

In connection with RSUs that vested during the nine month periods ended September 30, 2016 and 2015, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,416,643 and 1,940,996 shares of Class A common stock during such respective nine month periods. Accordingly, 3,110,916 and 5,218,646 shares of Class A common stock held by the Company were delivered during the nine month periods ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, estimated unrecognized RSU compensation expense was approximately $174,364, with such expense expected to be recognized over a weighted average period of approximately 0.9 years subsequent to September 30, 2016.

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the nine month periods ended September 30, 2016 and 2015:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2016	713,738	$47.12
Granted	1,795,258	$36.74
Forfeited	(33,943)	$40.49
Vested	(802,276)	$37.09
Balance, September 30, 2016	1,672,777	$40.92
Balance, January 1, 2015	729,827	$38.63
Granted	576,886	$50.88
Forfeited	(45,500)	$50.24
Vested	(512,516)	$39.25
Balance, September 30, 2015	748,697	$46.94

In connection with shares of restricted Class A common stock that vested during the nine month periods ended September 30, 2016 and 2015, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 132,984 and 94,745 shares of Class A common stock during such respective nine month periods. Accordingly, 669,292 and 417,771 shares of Class A common stock held by the Company were delivered during the nine month periods ended September 30, 2016 and 2015, respectively.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The restricted stock awards include a cash dividend participation right equivalent to dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At September 30, 2016, estimated unrecognized restricted stock expense was approximately $38,512, with such expense to be recognized over a weighted average period of approximately 1.0 years subsequent to September 30, 2016.

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

The following is a summary of activity relating to PRSUs during the nine month periods ended September 30, 2016 and 2015:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2016	1,019,038	$44.49
Granted (a)	627,956	$32.91
Vested	(417,021)	$38.43
Balance, September 30, 2016	1,229,973	$40.63
Balance, January 1, 2015	1,347,148	$37.79
Granted (a)	368,389	$52.85
Vested	(696,499)	$35.96
Balance, September 30, 2015	1,019,038	$44.49

(a)	Represents PRSU awards granted during the relevant year at the target payout level.

In connection with PRSUs that vested during the nine month periods ended September 30, 2016 and 2015, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 64,169 and 32,086 shares of Class A common stock during such respective nine month periods. Accordingly, 352,852 and 664,413 shares of Class A common stock held by the Company were delivered during the nine month periods ended September 30, 2016 and 2015.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of September 30, 2016, the total estimated unrecognized compensation expense was approximately $17,330, and the Company expects to amortize such expense over a weighted-average period of approximately 0.7 years subsequent to September 30, 2016.

LFI and Other Similar Deferred Compensation Arrangements

Commencing in February 2011, the Company granted LFI to eligible employees. In connection with LFI and other similar deferred compensation arrangements, which generally require future service as a condition for vesting, the Company recorded a

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

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

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the nine month periods ended September 30, 2016 and 2015:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2016	$75,703	$193,574
Granted	51,871	51,871
Settled	-	(75,583)
Forfeited	(1,967)	(3,435)
Amortization	(56,784)	-
Change in fair value related to:
Increase in fair value of underlying investments	-	4,707
Adjustment for estimated forfeitures	-	3,551
Other	(1,232)	585
Balance, September 30, 2016	$67,591	$175,270

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2015	$73,278	$207,306
Granted	89,817	89,817
Settled	-	(94,899)
Forfeited	(3,610)	(6,873)
Amortization	(64,136)	-
Change in fair value related to:
Decrease in fair value of underlying investments	-	(9,903)
Adjustment for estimated forfeitures	-	5,219
Other	(184)	(2,030)
Balance, September 30, 2015	$95,165	$188,637

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 0.8 years subsequent to September 30, 2016.

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization, net of forfeitures	$18,116	$21,168	$58,867	$66,092
Change in the fair value of underlying investments	6,909	(12,145)	4,707	(9,903)
Total	$25,025	$9,023	$63,574	$56,189

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s post-retirement plans for the three month and nine month periods ended September 30, 2016 and 2015:

	Pension Plans		Medical Plan
	Three Months Ended September 30,
	2016	2015	2016	2015
Components of Net Periodic Benefit Cost (Credit):
Service cost	$313	$440	$3	$7
Interest cost	4,833	6,237	42	45
Expected return on plan assets	(6,648)	(7,146)
Amortization of:
Prior service cost	599	595
Net actuarial loss (gain)	957	1,154	(47)
Net periodic benefit cost (credit)	$54	$1,280	$(2)	$52

	Pension Plans		Medical Plan
	Nine Months Ended September 30,
	2016	2015	2016	2015
Components of Net Periodic Benefit Cost (Credit):
Service cost	$934	$1,153	$9	$20
Interest cost	15,292	18,496	125	135
Expected return on plan assets	(21,047)	(21,236)
Amortization of:
Prior service cost	1,793	1,789
Net actuarial loss (gain)	2,958	3,437	(139)
Net periodic benefit cost (credit)	$(70)	$3,639	$(5)	$155

14.	INCOME TAXES

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

The Company recorded income tax provisions of $21,653 and $49,110 for the three month and nine month periods ended September 30, 2016, respectively, and $26,987 and $52,909 for the three month and nine month periods ended September 30, 2015, respectively, representing effective tax rates of 14.5%, 13.6%, 18.0% and 13.5%, respectively. The difference between the U.S. federal statutory rate of 35.0% and the effective tax rates reflected above principally relates to (i) Lazard Group primarily operating as a limited liability company in the U.S., (ii) change in the valuation allowance affecting the provision for income taxes, (iii) taxes

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

payable to foreign jurisdictions and (iv) U.S. state and local taxes (primarily UBT), which are incremental to the U.S. federal statutory tax rate.

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

Receivable from and Payable to Lazard Ltd Subsidiaries

Lazard Group’s receivables from subsidiaries of Lazard Ltd at September 30, 2016 and December 31, 2015 included interest- bearing loans of $16,642 and $106,567, respectively, including accrued interest thereon.  Interest income relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $23 and $233 for the three month and nine month periods ended September 30, 2016 and $164 for both the three month and nine month periods ended September 30, 2015.

As of September 30, 2016 and December 31, 2015, Lazard Group’s payables to subsidiaries of Lazard Ltd included interest-bearing loans, including interest thereon, of approximately $63,000 and $102,000, respectively.  Interest expense relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $875 and $2,604 for the three month and nine month periods ended September 2016, respectively, and $941 and $2,987 for the three month and nine month periods ended September 30, 2015, respectively.

Sponsored Funds

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance fees for providing such services. Investment advisory fees relating to such services were $130,546 and $374,250 for the three month and nine month periods ended September 30, 2016, respectively, and $129,524 and $405,145 for the three month and nine month periods ended September 30, 2015, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $54,979 and $42,002 remained as receivables at September 30, 2016 and December 31, 2015, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.

   Other

See Note 11 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers and subsidiaries of Lazard Ltd.

16.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Securities Exchange Act of 1934. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At September 30, 2016, LFNY’s regulatory net capital was $73,105, which exceeded the minimum requirement by $69,178. LFNY’s aggregate indebtedness to net capital ratio was 0.81:1 as of September 30, 2016.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At September 30, 2016, the aggregate regulatory net capital of the U.K. Subsidiaries was $131,370, which exceeded the minimum requirement by $116,180.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), also are subject to regulation and supervision by the Autorité des Marchés Financiers. At September 30, 2016, the

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

consolidated regulatory net capital of CFLF was $133,377, which exceeded the minimum requirement set for regulatory capital levels by $88,653. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At June 30, 2016, the regulatory net capital of the combined European regulated group was $176,187, which exceeded the minimum requirement set for regulatory capital levels by $98,533. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At September 30, 2016, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $110,833, which exceeded the minimum required capital by $84,709.

At September 30, 2016, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the three month and nine month periods ended September 30, 2016 and 2015 is prepared using the following methodology:

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Financial Advisory	Net Revenue	$343,488	$330,832	$896,467	$948,735
	Operating Expenses	257,561	261,952	718,366	758,108
	Operating Income	$85,927	$68,880	$178,101	$190,627
Asset Management	Net Revenue	$267,725	$264,581	$767,610	$850,226
	Operating Expenses	185,753	179,155	543,616	554,738
	Operating Income	$81,972	$85,426	$223,994	$295,488
Corporate	Net Revenue	$(3,336)	$(22,561)	$(24,885)	$(41,305)
	Operating Expenses	14,930	(18,223)	16,196	53,095
	Operating Loss	$(18,266)	$(4,338)	$(41,081)	$(94,400)
Total	Net Revenue	$607,877	$572,852	$1,639,192	$1,757,656
	Operating Expenses	458,244	422,884	1,278,178	1,365,941
	Operating Income	$149,633	$149,968	$361,014	$391,715

	As Of
	September 30, 2016	December 31, 2015
Total Assets
Financial Advisory	$733,549	$763,374
Asset Management	620,554	640,034
Corporate (a)	1,873,503	1,985,646
Total (a)	$3,227,606	$3,389,054

(a)	As of December 31, 2015, reflects the retrospective application of new disclosure guidance adopted by the Company for debt issuance costs. See Note 2.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Group’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”). All references to “2016,” “2015,” “third quarter,” “first nine months” or “the period” refer to, as the context requires, the three month and nine month periods ended September 30, 2016 and September 30, 2015.

Forward-Looking Statements and Certain Factors that May Affect Our Business

Management has included in Parts I and II of this Form 10-Q, including in its MD&A, statements that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “target,” “goal” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies, business plans and initiatives and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in our Form 10-K and in our Forms 10-Q for the quarters ended March 31, 2016 and June 30, 2016 under the caption “Risk Factors,” including the following:

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

These risks and uncertainties are not exhaustive. Other sections of the Form 10-K and our Forms 10-Q for the quarters ended March 31, 2016 and June 30, 2016 and this Form 10-Q describe additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can management assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Our consolidated net revenue was derived from the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Financial Advisory	57%	58%	55%	54%
Asset Management	44	46	47	48
Corporate	(1)	(4)	(2)	(2)
Total	100%	100%	100%	100%

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

Equity market indices for developed markets at September 30, 2016 were mixed, with U.S. indices generally increasing and European indices generally decreasing as compared to such indices at September 30, 2015 and December 31, 2015. Emerging markets equity indices at September 30, 2016 increased as compared to September 30, 2015 and December 31, 2015. In the global M&A markets during the first nine months of 2016, the value and number of all completed M&A transactions decreased as compared to the same period in the prior year, as did the subset of such transactions involving values greater than $500 million. During the same time, the value and number of all announced M&A transactions, including the subset of such transactions involving values greater than $500 million, also decreased. During the first nine months of 2016, global restructuring activity, as measured by the number of corporate defaults, increased as compared to the first nine months of 2015, primarily due to a higher level of defaults in the commodity sector.

In the first nine months of 2016, volatile market conditions continued. On an ongoing basis, volatile conditions may persist, and regional macroeconomic and geopolitical factors, including the United Kingdom’s vote to leave the European Union, may impact our business. However, corporate cash balances remain high, and interest rates remain low for companies with strong credit ratings. Although market volatility may continue and may affect our business in 2016, the longer-term trends appear to remain favorable for both of our businesses.

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•

Financial Advisory—The fundamentals for continued M&A activity appear to remain in place. Demand continues for expert, independent strategic advice that can be levered across geographies and our range of advisory capabilities. The global scale and breadth of our Financial Advisory business allows us to advise on large, complex cross-border transactions across a variety of industries. In addition, we believe our businesses throughout the emerging markets position us for growth in these markets, while enhancing our relationships with, and the services that we can provide to, clients in other economies. In the third quarter of 2016, Lazard Ltd expanded its North American Financial Advisory business through the acquisition of an independent financial advisory firm based in Canada.  In addition, in October 2016, we acquired the portion of MBA Lazard that we did not already own, thereby fully integrating our Latin American operations. We believe that these transactions have augmented the strength of our Financial Advisory business throughout the Americas.

•

Asset Management—In the short to intermediate term, we expect most investor demand will come from defined benefit and defined contribution plans in the developed economies because of their sheer scope and size. Over the longer term, we expect an increasing share of our AUM to come from the developing economies in Asia, Latin America and the Middle East, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Our global footprint is already well established in the developed economies and we expect our business in the developing economies will continue to expand. Given our globally diversified platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from growth that may occur in the asset management industry. In recent years, we have expanded the global footprint of our Asset Management business by opening offices in Singapore, Dubai and Dublin. We are continually developing and seeding new investment strategies that extend our existing platforms. Recent examples of growth initiatives include the following investment strategies: European Long/Short Equity, various Quantitative Equity strategies, various Multi-Asset strategies and Middle East North African Equities.

We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge continuously, and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all potentially applicable factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. See Item 1A, “Risk Factors” in our Form 10-K and our Forms 10-Q for the quarters ended March 31, 2016 and June 30, 2016. Furthermore, net income and revenue in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

Overall, we continue to focus on the development of our business, including the generation of stable revenue growth, earnings growth and member returns, the prudent management of our costs and expenses, the efficient use of our assets and the return of equity to our members.

Certain data with respect to our Financial Advisory and Asset Management businesses is included below.

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value and number of all completed transactions, including completed transactions with values greater than $500 million, decreased in the first nine months of 2016 as compared to 2015. With respect to announced M&A transactions, the value and number of all transactions, including announced transactions with values greater than $500 million, also decreased in the first nine months of 2016 as compared to 2015.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Incr / (Decr)	2016	2015	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$842	$1,033	(18)%	$2,614	$3,020	(13)%
Number	7,818	10,034	(22)%	26,292	30,531	(14)%
Deals Greater than $500 million:
Value	$651	$801	(19)%	$2,010	$2,338	(14)%
Number	241	292	(17)%	755	890	(15)%
Announced M&A Transactions:
All deals:
Value	$869	$1,187	(27)%	$2,554	$3,273	(22)%
Number	8,449	10,273	(18)%	27,853	31,117	(10)%
Deals Greater than $500 million:
Value	$655	$944	(31)%	$1,873	$2,548	(26)%
Number	307	353	(13)%	858	947	(9)%

Source: Dealogic as of October 4, 2016.

Global restructuring activity during the first nine months of 2016, as measured by the number of corporate defaults, increased as compared to the first nine months of 2015. The number of defaulting issuers increased to 115 in the first nine months of 2016, according to Moody’s Investors Service, Inc., as compared to 68 in the first nine months of 2015, primarily due to a higher level of defaults in the commodity sector.

Net revenue trends in Financial Advisory for M&A and Other Advisory and Restructuring are generally correlated to the level of completed industry-wide M&A transactions and restructuring transactions occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in non-public or sovereign advisory assignments. For example, our M&A and Other Advisory revenue, which includes Sovereign and Capital Structure Advisory revenue, decreased 15% in the first nine months of 2016 as compared to 2015. The industry statistics for global M&A transactions described above reflect a 13% and 14% decrease in the value and number, respectively, of all completed transactions in the first nine months of 2016 as compared to 2015. For M&A deals with values greater than $500 million, the value and number of completed transactions in the first nine months of 2016 decreased 14% and 15%, respectively, as compared to 2015.

Asset Management

The percentage change in major equity market indices at September 30, 2016, as compared to such indices at June 30, 2016, December 31, 2015, and at September 30, 2015, is shown in the table below.

	Percentage Changes September 30, 2016 vs.
	June 30, 2016	December 31, 2015	September 30, 2015
MSCI World Index	4%	4%	9%
Euro Stoxx	5%	(8)%	(3)%
MSCI Emerging Market	8%	14%	14%
S&P 500	3%	6%	13%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM and the nature of the AUM product mix. Accordingly, market movements, foreign currency exchange rate volatility and changes in our AUM product mix will impact the level of revenues we receive from our Asset Management business when comparing periodic results. A substantial portion of our AUM is invested in equities. Movements in AUM during the period generally reflect the changes in equity market indices. Our AUM at September 30, 2016 increased 10% versus AUM at December 31, 2015, primarily due to market and foreign exchange appreciation and net inflows. Average AUM for the three month period ended September 30, 2016 was 5% higher than average AUM for the three month period ended September 30, 2015.  Average AUM for the nine month period ended September 30, 2016 was 3% lower than average AUM for the nine month period ended September 30, 2015.

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

Although Corporate segment net revenue during 2016 is not significant compared to Lazard’s net revenue, total assets in the Corporate segment represented 58% of Lazard’s consolidated total assets as of September 30, 2016, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, deferred tax assets and certain assets associated with LFB.

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

Compensation and benefits expense is the largest component of our operating expenses. We seek to maintain discipline with respect to compensation, including the rate at which we award deferred compensation. Our goal is to attain a ratio of awarded compensation and benefits expense to operating revenue and a ratio of adjusted compensation and benefits expense to operating revenue over the cycle in the mid-to-high-50s percentage range, which compares to 55.8% and 55.4%, respectively, for the year ended December 31, 2015. While we have implemented initiatives that we believe will assist us in continuing to attain a ratio within this range, there can be no guarantee that such a ratio will be attained, or that our policies or initiatives will not change, in the future. We may benefit from pressure on compensation costs within the financial services industry in future periods; however, increased competition for senior professionals, changes in the macroeconomic environment or the financial markets generally, lower operating revenue resulting from, for example, a decrease in M&A activity, our share of the M&A market or our AUM levels, changes in the mix of revenues from our businesses or various other factors could prevent us from attaining this goal.

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

Our operating expenses also include “amortization and other acquisition-related costs”. For all periods, “amortization and other acquisition-related costs” pertain primarily to the acquisition of Edgewater.

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

A portion of our net revenue is derived from transactions that are denominated in currencies other than the U.S. dollar. Since the middle of 2014, the value of the U.S. dollar has strengthened against many other major currencies. As a result, net revenue for the three month and nine month periods ended September 30, 2016 was negatively impacted in comparison to the prior year period. The majority of the negative impact was offset by the positive impact of the exchange rate movements on our operating expenses denominated in currencies other than the U.S. dollar.

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP. Selected financial data from the Company’s reported condensed consolidated results of operations is set forth below, followed by a more detailed discussion of both the consolidated and business segment results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in thousands)
Net Revenue	$607,877	$572,852	$1,639,192	$1,757,656
Operating Expenses:
Compensation and benefits	353,468	319,478	958,962	984,675
Non-compensation	104,030	102,895	317,496	377,865
Amortization and other acquisition-related costs	746	511	1,720	3,401
Total operating expenses	458,244	422,884	1,278,178	1,365,941
Operating Income	149,633	149,968	361,014	391,715
Provision for income taxes	21,653	26,987	49,110	52,909
Net Income	127,980	122,981	311,904	338,806
Less – Net Income Attributable to Noncontrolling Interests	83	1,268	4,989	9,004
Net Income Attributable to Lazard Group	$127,897	$121,713	$306,915	$329,802
Operating Income, as a % of net revenue	24.6%	26.2%	22.0%	22.3%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in thousands)
Operating Revenue:
Net revenue	$607,877	$572,852	$1,639,192	$1,757,656
Adjustments:
Interest expense (a)	12,304	12,430	36,851	41,962
Revenue related to noncontrolling interests (b)	(2,661)	(2,995)	(12,271)	(15,317)
Private equity revenue adjustment (c)	-	-	-	(12,203)
(Gains) losses on investments pertaining to LFI (d)	(6,909)	12,145	(4,707)	9,903
Operating revenue	$610,611	$594,432	$1,659,065	$1,782,001

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$353,468	$319,478	$958,962	$984,675
Adjustments:
Noncontrolling interests (a)	(1,763)	(1,156)	(5,109)	(3,557)
(Charges) credits pertaining to LFI (b)	(6,909)	12,145	(4,707)	9,903
Adjusted compensation and benefits expense	$344,796	$330,467	$949,146	$991,021
Adjusted compensation and benefits expense, as a % of operating revenue	56.5%	55.6%	57.2%	55.6%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)

Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$104,030	$102,895	$317,496	$377,865
Adjustments:
Noncontrolling interests (a)	(465)	(410)	(1,500)	(1,125)
Charges pertaining to senior debt refinancing (b)	-	-	-	(60,219)
Adjusted non-compensation expense	$103,565	$102,485	$315,996	$316,521
Adjusted non-compensation expense, as a % of operating revenue	17.0%	17.2%	19.0%	17.8%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.
(b)

Charges pertaining to the redemption of a significant portion of the Company’s 2017 Notes are excluded because of the non-operating nature of such transactions. See “—Liquidity and Capital Resources—Financing Activities.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in thousands)
Earnings From Operations:
Operating revenue	$610,611	$594,432	$1,659,065	$1,782,001
Deduct:
Adjusted compensation and benefits expense	(344,796)	(330,467)	(949,146)	(991,021)
Adjusted non-compensation expense	(103,565)	(102,485)	(315,996)	(316,521)
Earnings from operations	$162,250	$161,480	$393,923	$474,459
Earnings from operations, as a % of operating revenue	26.6%	27.2%	23.7%	26.6%

Headcount information is set forth below:

	As Of
	September 30, 2016	December 31, 2015	September 30, 2015
Headcount:
Managing Directors:
Financial Advisory	142	139	141
Asset Management	92	90	90
Corporate	20	18	18
Total Managing Directors	254	247	249
Other Employees:
Business segment professionals	1,247	1,173	1,180
All other professionals and support staff	1,218	1,190	1,182
Total	2,719	2,610	2,611

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

Three Months Ended September 30, 2016 versus September 30, 2015

The Company reported net income attributable to Lazard Group of $128 million, as compared to net income of $122 million in the 2015 period.  The changes in the Company’s operating results during these periods are described below.

Net revenue increased $35 million, or 6%, with operating revenue increasing $16 million, or 3%, as compared to the 2015 period. Fee revenue from investment banking and other advisory activities increased $13 million, or 4%, primarily due to an increase in Restructuring revenue, which generally reflected a higher level of activity in the U.S. energy sector in the 2016 period. Asset management fees, including incentive fees, remained substantially unchanged as compared to the 2015 period. In the aggregate, interest income, other revenue and interest expense increased $22 million as compared to the 2015 period, primarily due to an increase in gains in the 2016 period attributable to investments held in connection with LFI.

Compensation and benefits expense increased $34 million, or 11%, as compared to the 2015 period, primarily due to an increase in discretionary compensation and an increase in charges pertaining to LFI.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $345 million, an increase of $15 million, or 4%, as compared to $330 million in the 2015 period. The ratio of adjusted compensation and benefits expense to operating revenue was 56.5% for the 2016 period, as compared to 55.6% for the 2015 period and 55.4% for full-year 2015.

Non-compensation expense increased $1 million, or 1%, as compared to the 2015 period. Adjusted non-compensation expense, which excludes non-compensation costs relating to noncontrolling interests, increased $1 million, or 1%, as compared to the 2015 period. The ratio of adjusted non-compensation expense to operating revenue was 17.0%, as compared to 17.2% in the 2015 period.

Amortization and other acquisition-related costs remained substantially unchanged as compared to the 2015 period.

Operating income remained substantially unchanged as compared to the 2015 period.

Earnings from operations remained substantially unchanged as compared to the 2015 period, and, as a percentage of operating revenue, was 26.6%, as compared to 27.2% in the 2015 period.

The provision for income taxes reflects an effective tax rate of 14.5%, as compared to 18.0% for the 2015 period (see Note 14 of Notes to Condensed Consolidated Financial Statements for additional information).

Net income attributable to noncontrolling interests decreased $1 million as compared to the 2015 period.

Nine Months Ended September 30, 2016 versus September 30, 2015

The Company reported net income attributable to Lazard Group of $307 million, as compared to net income of $330 million in the 2015 period. The changes in the Company’s operating results during these periods are described below.

Net revenue decreased $119 million, or 7%, with operating revenue decreasing $123 million, or 7%, as compared to the 2015 period. Fee revenue from investment banking and other advisory activities decreased $51 million, or 5%, primarily due to decreases in M&A and Other Advisory fees. The decrease in M&A and Other Advisory fee revenue was primarily due to a lower number of M&A transactions completed as compared to the 2015 period. This decrease was partially offset by an increase in Restructuring revenue, which generally reflected a higher level of activity in the U.S. energy sector in the 2016 period. Asset management fees, including incentive fees, decreased $55 million, or 7%, as compared to the 2015 period, due to a decrease in average AUM primarily as a result of market depreciation, a change in the mix of AUM and a decrease in incentive fees relating to traditional investment products and mutual funds. In the aggregate, interest income, other revenue and interest expense decreased $13 million as compared to the 2015 period, primarily due to a $24 million gain in the 2015 period on the disposal of the Company’s Australian private equity business (which relates primarily to the realization of carried interest at fair value) partially offset by, in the 2016 period, higher gains attributable to investments held in connection with LFI.

Compensation and benefits expense decreased $26 million, or 3%, as compared to the 2015 period, primarily due to a decrease in discretionary compensation associated with decreased operating revenue, partially offset by an increase in charges pertaining to LFI.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $949 million, a decrease of $42 million, or 4%, as compared to $991 million in the 2015 period. The ratio of adjusted compensation and benefits expense to operating revenue was 57.2% for the 2016 period, as compared to 55.6% for the 2015 period and 55.4% for full-year 2015. Adjusted compensation and benefits expense in the 2016 period generally reflected lower operating revenue in the 2016 period.

Non-compensation expense decreased $60 million, or 16%, as compared to the 2015 period, primarily due to a non-recurring charge of $60 million related to the redemption of a significant portion of the Company’s 2017 Notes in the 2015 period. Adjusted non-compensation expense, which excludes such charge, as well as non-compensation costs relating to noncontrolling interests, remained substantially unchanged as compared to the 2015 period. The ratio of adjusted non-compensation expense to operating revenue was 19.0%, as compared to 17.8% in the 2015 period.

Amortization and other acquisition-related costs decreased $2 million as compared to the 2015 period.

Operating income decreased $31 million as compared to the 2015 period, which included a charge relating to the redemption of a significant portion of the Company’s 2017 Notes.

Earnings from operations decreased $81 million, or 17%, as compared to the 2015 period, which excluded the charge related to the redemption of a significant portion of the Company’s 2017 Notes, and, as a percentage of operating revenue, was 23.7%, as compared to 26.6% in the 2015 period.

The provision for income taxes reflects an effective tax rate of 13.6%, as compared to 13.5% for the 2015 period (see Note 14 of Notes to Condensed Consolidated Financial Statements for additional information).

Net income attributable to noncontrolling interests decreased $4 million, as compared to the 2015 period.

Reportable Segments

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

Financial Advisory

The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in thousands)
M&A and Other Advisory	$281,649	$288,109	$699,643	$822,063
Capital Raising	10,567	16,932	30,737	51,794
Total Strategic Advisory	292,216	305,041	730,380	873,857
Restructuring	51,272	25,791	166,087	74,878
Net Revenue	343,488	330,832	896,467	948,735
Operating Expenses	257,561	261,952	718,366	758,108
Operating Income	$85,927	$68,880	$178,101	$190,627
Operating Income, as a % of net revenue	25.0%	20.8%	19.9%	20.1%

Certain fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Lazard Statistics:
Number of clients with fees greater than $1 million:
Total Financial Advisory	74	75	200	207
M&A and Other Advisory	58	62	155	173
Percentage of total Financial Advisory net revenue from top 10 clients	43%	36%	25%	21%
Number of M&A transactions completed with values greater than $500 million (a)	18	19	58	64

(a)	Source: Dealogic as of October 4, 2016.

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms and is based on the Lazard offices that generate Financial Advisory net revenue, which are located in North America, Europe (primarily in the U.K., France, Italy, Spain and Germany) and the rest of the world (primarily in Australia) and therefore may not be reflective of the geography in which the clients are located.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
North America	56%	59%	58%	58%
Europe	40	36	38	35
Rest of World	4	5	4	7
Total	100%	100%	100%	100%

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

Three Months Ended September 30, 2016 versus September 30, 2015

Financial Advisory net revenue increased $13 million, or 4%, as compared to the 2015 period. Total Strategic Advisory net revenue, representing fees from our M&A and Other Advisory and Capital Raising businesses, decreased $13 million, or 4%, and Restructuring revenue increased $26 million, or 99%, as compared to the 2015 period.

M&A and Other Advisory revenue decreased $6 million, or 2%, while Capital Raising revenue decreased $6 million, or 38%, as compared to the 2015 period. The decrease in M&A and Other Advisory revenue was primarily due to a lower number of M&A transactions completed as compared to the 2015 period. Clients which in the aggregate represented a significant portion of our M&A and Other Advisory revenue in the 2016 period included ARM Holdings, Columbia Pipeline Group, Dentsu Aegis Network, L’Oreal, Starwood Hotels & Resorts Worldwide and Tyco International.

Restructuring revenue in the 2016 period primarily reflected a higher level of activity in the U.S energy sector in the 2016 period. Clients which in the aggregate represented a significant portion of our Restructuring revenue in the 2016 period included Horsehead Holding, Sabine Oil & Gas and The Official Committee of Unsecured Creditors of Energy Future Holdings.

Operating expenses decreased $4 million, or 2%, as compared to the 2015 period, primarily due to a decrease in compensation and benefits expense.

Financial Advisory operating income was $86 million, an increase of $17 million, or 25%, as compared to operating income of $69 million in the 2015 period and, as a percentage of net revenue, was 25.0%, as compared to 20.8% in the 2015 period.

Nine Months Ended September 30, 2016 versus September 30, 2015

Financial Advisory net revenue decreased $52 million, or 6%, as compared to the 2015 period. Total Strategic Advisory net revenue, representing fees from our M&A and Other Advisory and Capital Raising businesses, decreased $143 million, or 16%, and Restructuring revenue increased $91 million, or 122%, as compared to the 2015 period.

M&A and Other Advisory revenue decreased $122 million, or 15%, and Capital Raising revenue decreased $21 million, or 41%, as compared to the 2015 period. The decrease in M&A and Other Advisory revenue was primarily due to a lower number of M&A transactions completed as compared to the 2015 period. Restructuring revenue in the 2016 period primarily reflected a higher level of activity in the U.S energy sector in the 2016 period.

Operating expenses decreased $40 million, or 5%, as compared to the 2015 period, primarily due to a decrease in discretionary compensation and benefits expense associated with decreased operating revenue.

Financial Advisory operating income was $178 million, a decrease of $13 million, or 7%, as compared to operating income of $191 million in the 2015 period and, as a percentage of net revenue, was 19.9%, as compared to 20.1% in the 2015 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	September 30, 2016	December 31, 2015
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$43,624	$36,203
Global	32,021	31,407
Local	34,415	31,354
Multi-Regional	57,272	52,531
Total Equity	167,332	151,495
Fixed Income:
Emerging Markets	17,112	14,378
Global	4,660	4,132
Local	4,067	3,899
Multi-Regional	8,120	7,978
Total Fixed Income	33,959	30,387
Alternative Investments	2,823	3,297
Private Equity	950	858
Cash Management	376	343
Total AUM	$205,440	$186,380

Total AUM at September 30, 2016 was $205 billion, an increase of $19 billion, or 10%, as compared to total AUM of $186 billion at December 31, 2015, primarily due to market and foreign exchange appreciation and net inflows. Average AUM for the three month period ended September 30, 2016 increased 5% as compared to the three month period ended September 30, 2015, but decreased 3% for the nine month period ended September 30, 2016 as compared to the nine month period ended September 30, 2015.

As of September 30, 2016, approximately 88% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, compared to approximately 89% as of December 31, 2015, and, as of September 30,

2016, approximately 12% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, compared to approximately 11% at December 31, 2015.

As of September 30, 2016 and December 31, 2015, AUM with foreign currency exposure represented approximately 72% of our total AUM.  AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month and nine month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$156,572	$7,661	$(6,773)	$888	$9,282	$590	$167,332
Fixed Income	30,577	3,061	(659)	2,402	860	120	33,959
Other	4,716	114	(631)	(517)	(39)	(11)	4,149
Total	$191,865	$10,836	$(8,063)	$2,773	$10,103	$699	$205,440

(a)

Inflows in the Equity asset class were primarily attributable to the Multi-Regional, Emerging Markets and Local equity platforms, and inflows in the Fixed Income asset class were primarily attributable to the Emerging Markets and Multi-Regional platforms. Outflows in the Equity asset class were primarily attributable to the Emerging Markets, Multi-Regional and Global equity platforms, and outflows in the Fixed Income asset class were primarily attributable to the Emerging Markets and Multi-Regional platforms.

	Nine Months Ended September 30, 2016
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$151,495	$24,161	$(21,497)	$2,664	$10,427	$2,746	$167,332
Fixed Income	30,387	5,158	(4,463)	695	2,155	722	33,959
Other	4,498	708	(1,202)	(494)	206	(61)	4,149
Total	$186,380	$30,027	$(27,162)	$2,865	$12,788	$3,407	$205,440

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

As of October 24, 2016, AUM was $202.6 billion, a $2.8 billion decrease since September 30, 2016. The decrease in AUM was due to foreign exchange depreciation of $2.8 billion and net outflows of $0.6 billion, partially offset by market appreciation of $0.6 billion.

Average AUM for the three month and nine month periods ended September 30, 2016 and 2015 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in millions)
Average AUM by Asset Class:
Equity	$163,462	$155,116	$157,093	$161,076
Fixed Income	32,908	32,226	31,212	32,406
Alternative Investments	3,280	3,663	3,414	3,516
Private Equity	944	858	913	957
Cash Management	434	163	357	130
Total Average AUM	$201,028	$192,026	$192,989	$198,085

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in thousands)
Revenue:
Management Fees	$251,851	$248,143	$716,368	$758,631
Incentive Fees	591	2,705	3,581	15,966
Other Income	15,283	13,733	47,661	75,629
Net Revenue	267,725	264,581	767,610	850,226
Operating Expenses	185,753	179,155	543,616	554,738
Operating Income	$81,972	$85,426	$223,994	$295,488
Operating Income, as a % of net revenue	30.6%	32.3%	29.2%	34.8%

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
North America	61%	61%	60%	59%
Europe	29	29	29	28
Rest of World	10	10	11	13
Total	100%	100%	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2016 versus September 30, 2015

Asset Management net revenue increased $3 million, or 1%, as compared to the 2015 period. Management fees increased $4 million, or 1%, as compared to the 2015 period, primarily due to an increase in average AUM. Incentive fees decreased $2 million, or 78%, as compared to the 2015 period, primarily due to incentive fees related to traditional investment products. Other revenue increased $1 million, or 11%, as compared to the 2015 period.

Operating expenses increased $7 million, or 4%, as compared to the 2015 period, primarily due to increases in compensation and benefits expense related to an increase in discretionary compensation.

Asset Management operating income was $82 million, a decrease of $3 million, or 4%, as compared to operating income of $85 million in the 2015 period and, as a percentage of net revenue, was 30.6%, as compared to 32.3% in the 2015 period.

Nine Months Ended September 30, 2016 versus September 30, 2015

Asset Management net revenue decreased $83 million, or 10%, as compared to the 2015 period. Management fees decreased $42 million, or 6%, as compared to the 2015 period, primarily due to a decrease in average AUM primarily as a result of market depreciation and a change in the mix of AUM. Incentive fees decreased $12 million, or 78%, as compared to the 2015 period, primarily due to incentive fees related to traditional investment products and mutual funds. Other revenue decreased $29 million, or 37%, as compared to the 2015 period, principally due to a $24 million gain in 2015 on the disposal of the Company’s Australian private equity business (which relates primarily to the realization of carried interest at fair value).

Operating expenses decreased $11 million, or 2%, as compared to the 2015 period, primarily due to decreases in (i) compensation and benefits expense and (ii) non-compensation expense related to fund administration and outsourced services.

Asset Management operating income was $224 million, a decrease of $71 million, or 24%, as compared to operating income of $295 million in the 2015 period and, as a percentage of net revenue, was 29.2%, as compared to 34.8% in the 2015 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in thousands)
Interest Income	$751	$859	$2,450	$2,277
Interest Expense	(12,918)	(12,616)	(38,238)	(42,253)
Net Interest (Expense)	(12,167)	(11,757)	(35,788)	(39,976)
Other Revenue (Expense)	8,831	(10,804)	10,903	(1,329)
Net Revenue (Expense)	(3,336)	(22,561)	(24,885)	(41,305)
Operating Expenses (Credit) (a)	14,930	(18,223)	16,196	53,095
Operating Loss	$(18,266)	$(4,338)	$(41,081)	$(94,400)

(a)	Includes $60,219 in the nine months ended September 30, 2015 relating to the redemption of a significant portion of the Company’s 2017 Notes.

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2016 versus September 30, 2015

Net interest expense remained substantially unchanged as compared to the 2015 period.

Other revenue increased $20 million as compared to the 2015 period, primarily due to higher gains attributable to investments held in connection with LFI.

Operating expenses increased $33 million compared to the 2015 period, primarily due to an increase in compensation and benefits expense, including an increase in charges pertaining to LFI.

Nine Months Ended September 30, 2016 versus September 30, 2015

Net interest expense  decreased $4 million, or 10%, as compared to the 2015 period, primarily due to the redemption of $450 million of the 2017 Notes and the issuance of $400 million aggregate principal amount of 3.75% senior notes due 2025 (the “2025 Notes”) in the 2015 period.

Other revenue increased $12 million as compared to the 2015 period, primarily due to higher gains attributable to investments held in connection with LFI.

Operating expenses decreased $37 million as compared to the 2015 period, including, in the 2015 period, a charge of $60 million related to the redemption of a significant portion of the Company’s 2017 Notes. Excluding the impact of such charge, operating expenses increased $23 million compared to the 2015 period, primarily due to an increase in compensation and benefits expense, including an increase in charges pertaining to LFI.

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

Summary of Cash Flows:

	Nine Months Ended September 30,
	2016	2015
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$311.9	$338.8
Adjustments to reconcile net income to net cash provided by operating activities (a)	297.7	300.4
Other operating activities (b)	(275.6)	(158.4)
Net cash provided by operating activities	334.0	480.8
Investing activities	(21.2)	(18.0)
Financing activities (c)	(505.5)	(502.2)
Effect of exchange rate changes	-	(31.4)
Net Decrease in Cash and Cash Equivalents	(192.7)	(70.8)
Cash and Cash Equivalents:
Beginning of Period	1,025.8	917.2
End of Period	$833.1	$846.4

(a)	Consists of the following:

	Nine Months Ended September 30,
	2016	2015
	($ in millions)
Depreciation and amortization of property	$24.6	$24.3
Amortization of deferred expenses and stock units	275.9	245.4
Deferred tax provision (benefit)	(4.5)	(8.5)
Amortization and other acquisition-related costs	1.7	3.4
Gain on disposal of subsidiaries	-	(24.4)
Loss on extinguishment of debt	-	60.2
Total	$297.7	$300.4

(b)	Includes net changes in operating assets and liabilities.
(c)

Consists primarily of purchases of shares of Lazard Ltd Class A common stock, tax withholdings related to the settlement of vested restricted stock units (“RSUs”), vested restricted stock awards and vested PRSUs, distributions to members and noncontrolling interest holders and activity relating to borrowings, including, in 2015, the redemption of a majority of the Company’s 2017 Notes and issuance of the 2025 Notes.

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

Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with such amounts generally being recorded in “deposits with banks and short-term investments”. In the nine month period ended September 30, 2016, as reflected on the condensed consolidated statements of financial condition, both “deposits with banks and short-term investments” and “deposits and other customer payables” increased as compared to December 31, 2015, this being due to a higher level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, distributions to members, purchases of shares of Lazard Ltd Class A common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At September 30, 2016, Lazard had approximately $833 million of cash, with such amount including approximately $431 million held at Lazard’s operations outside the U.S. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, we expect that no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of September 30, 2016, Lazard had approximately $164 million in unused lines of credit available to it, including a $150 million, five-year, senior revolving credit facility with a group of lenders that expires in September 2020 (the “Amended and Restated Credit Agreement”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $11 million (at September 30, 2016 exchange rates).

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

Financing Activities

The table below sets forth our corporate indebtedness as of September 30, 2016 and December 31, 2015. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K. The table, as of December 31, 2015, reflects the retrospective application of new disclosure guidance on debt issuance costs. See Note 2 of Notes to Condensed Consolidated Financial Statements.

		Outstanding as of
		September 30, 2016			December 31, 2015
Senior Debt	Maturity Date	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2017 Senior Notes	2017	$98.4	$0.1	$98.3	$98.4	$0.2	$98.2
Lazard Group 2020 Senior Notes	2020	500.0	3.8	496.2	500.0	4.5	495.5
Lazard Group 2025 Senior Notes	2025	400.0	4.0	396.0	400.0	4.3	395.7
		$998.4	$7.9	$990.5	$998.4	$9.0	$989.4

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended September 30, 2016, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.16 to 1.00 and its Consolidated Interest Coverage Ratio being 20.06 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of September 30, 2016.

In addition, the Amended and Restated Credit Agreement, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At September 30, 2016, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Members’ Equity

At September 30, 2016, total members’ equity was $696 million, as compared to $703 million at December 31, 2015, including $639 million and $650 million attributable to Lazard Group on the respective dates. The net activity in members’ equity during the nine month period ended September 30, 2016 is reflected in the table below (in millions of dollars):

Members’ Equity—January 1, 2016	$703
Increase (decrease) due to:
Net income	312
Other comprehensive loss	(7)
Amortization of share-based incentive compensation	213
Purchase of Lazard Ltd Class A common stock	(229)
Settlement of share-based incentive compensation (a)	(55)
Distribution to members and noncontrolling interests, net	(250)
Other—net	9
Members’ Equity—September 30, 2016	$696

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

Nine Months Ended September 30:	Number of Shares	Average Price Per Share
2015	3,141,526	50.76
2016	6,656,250	34.38

As of September 30, 2016, a total of $191 million of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, which will expire on December 31, 2017.

During the nine month period ended September 30, 2016, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases in the open market.

The Company plans to continue to deploy excess cash and may do so in a variety of ways, which may include repurchasing outstanding shares of Lazard Ltd Class A common stock, distributions to members and noncontrolling interest holders and repurchasing its outstanding debt.

See Notes 11 and 12 of Notes to Condensed Consolidated Financial Statements for additional information regarding members’ equity and incentive plans, respectively.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of September 30, 2016:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior debt (including interest) (a)	$1,227,504	$141,337	$72,500	$561,875	$451,792
Operating leases (exclusive of $50,031 of committed sublease income)	851,579	76,226	142,231	126,955	506,167
Capital leases (including interest)	8,296	8,218	75	3	-
Investment capital funding commitments (b)	9,183	9,183	-	-	-
Total (c)	$2,096,562	$234,964	$214,806	$688,833	$957,959

(a)	See Note 9 of Notes to Condensed Consolidated Financial Statements.
(b)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $6,724 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders. See Note 5 of Notes to Condensed Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.

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

Data relating to investments is set forth below:

	September 30, 2016	December 31, 2015
	($ in thousands)
Seed investments by asset class:
Equities (a)	$82,062	$85,419
Fixed income	17,142	4,220
Alternative investments	24,515	56,505
Total seed investments	123,719	146,144
Other investments owned:
Private equity (b)	110,076	83,729
Interest-bearing deposits (c)	474	54,885
Fixed income and other	21,916	21,872
Total other investments owned	132,466	160,486
Subtotal	256,185	306,630
Add:
Equity method (d)	7,311	8,917
Private equity consolidated, not owned (e)	16,650	16,490
LFI (f)	182,612	198,675
Total investments	$462,758	$530,712

(a)	At September 30, 2016 and December 31, 2015, seed investments in directly owned equity securities were invested as follows:

	September 30, 2016	December 31, 2015
Percentage invested in:
Financials	27%	33%
Consumer	31	30
Industrial	13	13
Technology	11	9
Other	18	15
Total	100%	100%

(b)

Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $34 million and $30 million as of September 30, 2016 and December 31, 2015, respectively.

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

At September 30, 2016 and December 31, 2015, total investments with a fair value of $455 million and $467 million, respectively, included $1 million at each such date, or less than 1%, respectively, of investments that were classified as Level 3 investments and $140 million and $123 million, respectively, or 31% and 26%, respectively, of investments that were classified using NAV or its equivalent as a practical expedient. See Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements for

additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of September 30, 2016 and December 31, 2015, the Company held seed investments of approximately $124 million and $146 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $36 million in nine entities as of September 30, 2016, as compared to $49 million in eleven entities as of December 31, 2015.

As of September 30, 2016 and December 31, 2015, the Company did not consolidate or deconsolidate any seed investment entities. As such, 100% of the recorded balance of seed investments as of September 30, 2016 and December 31, 2015 represented the Company’s economic interest in the seed investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed investment entities.

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

Equity Market Price Risk—At September 30, 2016 and December 31, 2015, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $100 million and $129 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $1.1 million and $1.8 million in the carrying value of such investments as of September 30, 2016 and December 31, 2015, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At September 30, 2016 and December 31, 2015, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $50 million and $38 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $0.8 million and $0.1 million in the carrying value of such investments as of September 30, 2016 and December 31, 2015, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At September 30, 2016 and December 31, 2015, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $57 million and $64 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. dollar would result in a decrease of approximately $1.5 million and $1.0 million in the carrying value of such investments as of September 30, 2016 and December 31, 2015, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At September 30, 2016 and December 31, 2015, the Company’s exposure to changes in fair value of such investments was approximately $110 million and $84 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $11.0 million and $8.4 million in the carrying value of such investments as of September 30, 2016 and December 31, 2015, respectively.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At September 30, 2016, total receivables amounted to $564 million, net of an allowance for doubtful accounts of $13 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries, and customers and other receivables comprised 78%, 5% and 17% of total receivables, respectively. At December 31, 2015, total receivables amounted to $606 million, net of an allowance for doubtful accounts of $13 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries, and customers and other receivables comprised 70%, 18% and 12% of total receivables, respectively. At September 30, 2016 and December 31, 2015, the Company had receivables past due or deemed uncollectible of approximately $22 million and $20 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit (primarily for clients of LFG). At September 30, 2016 and December 31, 2015, customer receivables included $49 million and $38 million of LFB loans, respectively, with such loans being fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $2 million and $1 million at September 30, 2016 and December 31, 2015, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $11 million and $2 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $175 million and $194 million at September 30, 2016 and December 31, 2015, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of September 30, 2016, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $8 million in the event interest rates were to increase by 1% and decrease by approximately $8 million if rates were to decrease by 1%.

As of September 30, 2016, the Company’s cash and cash equivalents totaled approximately $833 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and (iii) in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

Risk Management

Quantitative and qualitative disclosures about market risk are included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management”.

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

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On October 27, 2016, the Company entered into Amendment No.1 to the Amended and Restated Operating Agreement of Lazard Group, dated as of October, 26, 2015, to update certain provisions regarding the management of Lazard Group by the managing members of Lazard Group, which are controlled by Lazard Ltd.

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

3.4	Amendment No.1 to Amended and Restated Operating Agreement of Lazard Group LLC, dated as of October 27, 2016.

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

Dated: October 28, 2016

LAZARD GROUP LLC

By:	/s/ Matthieu Bucaille
Name:	Matthieu Bucaille
Title:	Chief Financial Officer

By:	/s/ Dominick Ragone
Name:	Dominick Ragone
Title:	Chief Accounting Officer