Form 10-K
period 2016-12-31
Lazard Group LLC
filed 2017-02-27
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 30, 2016, none of the Registrant’s common membership interests were held by non-affiliates.

As of January 31, 2017, in addition to profit participation interests, there were two managing member interests outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

LAZARD GROUP LLC

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

i

Part I

When we use the terms “Lazard Group”, “Lazard”,“we”, “us”, “our”, and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock (the “Class A common stock”) are publicly traded on the New York Stock Exchange under the symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd’s primary operating asset is its indirect ownership as of December 31, 2016 of all of the common membership interests in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries that are co-managing members of Lazard Group.

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

For the years ended December 31, 2016, 2015 and 2014, our Financial Advisory segment net revenue totaled $1.301 billion, $1.280 billion and $1.207 billion, respectively, accounting for approximately 56%, 54% and 53%, respectively, of our consolidated net revenue for such years. We earned $1 million or more from 276 clients, 268 clients and 281 clients for the years ended December 31, 2016, 2015 and 2014, respectively. For the years ended December 31, 2016, 2015 and 2014, the ten largest fee paying clients constituted approximately 23%, 17% and 15%, respectively, of our Financial Advisory segment net revenue, with no client individually contributing more than 10% of segment net revenue during any of these years. For the years ended December 31, 2016, 2015 and 2014, our Financial Advisory segment reported operating income of $290 million, $274 million and $229 million, respectively. At December 31, 2016, 2015 and 2014, our Financial Advisory segment had total assets of $883 million, $763 million and $786 million, respectively.

We believe that we have been pioneers in offering financial advisory services on an international basis, with the establishment of our New York, Paris and London offices dating back to the nineteenth century. We maintain a major local presence in the United States (the “U.S.”), the United Kingdom (the “U.K.”) and France, including a network of regional branch offices in the U.S., as well as a presence in Argentina, Australia, Belgium, Brazil, Canada, Chile, China, Colombia, Germany, Hong Kong, India, Italy, Japan, the Netherlands, Panama, Peru, Singapore, Spain, Sweden, Switzerland and the Middle East region.

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

Our Financial Advisory business has made certain business acquisitions and entered into other strategic business relationships. For example, in 2012, we integrated our Brazilian operations based in São Paulo, and established a Lazard Africa initiative to leverage our sovereign and corporate expertise in this rapidly growing region for our clients in both developed and developing countries. In 2014, we acquired certain securities sales and trading assets that facilitate the execution of exchange offers and other transactions related to financial advice provided by our Capital Advisory and Convertible Securities practice groups, and we took other steps that have enabled us to act as an underwriter in public offerings and other distributions of securities in order to buttress our Financial Advisory business. In 2015, we established a Lazard Central and Eastern Europe initiative to provide financial advisory services to businesses and governments in the region, as well as to our clients outside the region that are active in the region. In 2016, Lazard Ltd expanded its North American Financial Advisory business through the acquisition of an independent financial advisory firm based in Canada, and we acquired the portion of MBA Lazard that we did not previously own, thereby fully integrating our Latin American operations.

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

When we assist clients in raising private or public market financing, our services include assisting clients in connection with securing, refinancing or restructuring bank loans or other debt, including convertible securities, originating and executing, or participating in, public underwritings and private placements of equity, debt and convertible securities, and originating and executing private placements of partnership and similar interests in alternative investment funds such as leveraged buyout, mezzanine or real estate focused funds.

We are at the forefront of providing independent advice to governments and governmental agencies challenged by the current economic environment. Lazard’s Sovereign Advisory Group has advised a number of countries and institutions with respect to sovereign debt and other financial matters.

Staffing

We staff each of our assignments with a team of quality professionals who have appropriate product and industry expertise. We pride ourselves on, and we believe we differentiate ourselves from our competitors by, being able to offer a high level of attention from senior personnel to our clients and organizing ourselves in such a way that managing directors who are responsible for securing and maintaining client relationships also actively participate in providing related advice and services. Our managing directors have significant experience, and many of them are able to use this experience to advise on M&A, financings, restructurings, capital structure, corporate preparedness and other transactions or financial matters, depending on our clients’ needs. Many of our managing directors and senior employees come from diverse backgrounds, such as senior leadership positions in corporations, government, law and strategic consulting, which we believe enhances our ability to offer sophisticated advice and customized solutions to our clients. As of December 31, 2016, our Financial Advisory segment had 147 managing directors and 863 other professionals (which includes directors, vice presidents, associates and analysts).

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

In addition to our Mergers and Acquisitions and Restructuring practices, we also maintain specialties in the following distinct practice areas within our Financial Advisory business:

•	government and sovereign advisory;
•	capital structure and debt advisory;
•	corporate preparedness and defense advisory;
•	fund-raising for alternative investment funds; and
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

•	coordinating our industry specialty activities on a global basis and increasing the integration of our industry experts in Mergers and Acquisitions with our other professionals;
•	selectively bolstering our existing presence in certain local markets;
•	broadening our geographic presence by adding new offices; and
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

In addition to the investments made as part of this strategy, we believe that our Financial Advisory business may benefit from external market factors, including:

•	demand for independent, unbiased financial advice;
•	recapitalization and related activities in developed and emerging markets;
•	relatively low interest rates and high corporate cash balances;

•	favorable levels of cross-border M&A and large capitalization M&A, two of our areas of historical specialization; and
•	possible M&A activity that may result from potential tax, regulatory and similar reform in certain regions, including the U.S.

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

As of December 31, 2016, total assets under management (“AUM”) were $198 billion, of which approximately 82% was invested in equities, 16% in fixed income, 1% in alternative investments and 1% in private equity funds. As of the same date, within the equity asset class, approximately 28% of our AUM was invested in multi-regional (i.e., non-U.S. and regional non-U.S.) investment strategies, 21% in emerging markets strategies, 15% in global investment strategies and 18% in local investment strategies. Within the fixed income asset class, approximately 8% of our AUM was invested in emerging markets strategies, 4% in multi-regional (i.e., non-U.S. and regional non-U.S.) investment strategies, 2% in global investment strategies and 2% in local investment strategies. Our top ten clients accounted for 21%, 21% and 24% of our total AUM at December 31, 2016, 2015 and 2014, respectively, with no client individually contributing more than 10% of our Asset Management segment net revenue during any of the respective years. Approximately 88% of our AUM as of December 31, 2016 was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 12% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

The charts below illustrate the mix of our AUM as of December 31, 2016, measured by broad product strategy and by office location.

For the years ended December 31, 2016, 2015 and 2014, our Asset Management segment net revenue totaled $1.051 billion, $1.111 billion and $1.135 billion, respectively, accounting for approximately 45%, 47% and 49%, respectively, of our consolidated net revenue for such years. For the years ended December 31, 2016, 2015 and 2014, our Asset Management segment reported operating income of $282 million, $374 million and $385 million, respectively. At December 31, 2016, 2015 and 2014, our Asset Management segment had total assets of $646 million, $640 million and $588 million, respectively.

Our Asset Management business maintains offices in New York, Bordeaux, Boston, Brussels, Chicago, Dubai, Dublin, Frankfurt, Hamburg, Hong Kong, London, Lyon, Milan, Montreal, Nantes, Paris, San Francisco, Seoul, Singapore, Sydney, Tokyo, Toronto and Zurich.  These operations, with 92 managing directors and 392 professionals as of December 31, 2016, provide our Asset Management business with both a global presence and a local identity.

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

In searching for investment opportunities, many of our investment professionals follow an investment process that incorporates several interconnected components that may include:

•	analytical analysis and screening;
•	accounting analysis;
•	fundamental analysis;
•	security selection and portfolio construction; and
•	risk management.

In our Asset Management business, we conduct investment research on a global basis to develop market, industry and company specific insights and evaluate investment opportunities. Many of our global equity analysts, located in our worldwide offices, are organized around six global industry sectors:

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

Real Assets

Multi-Factor

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

Fixed Income and Cash Management	Global Core Fixed Income High Yield Short Duration	Pan-European Core Fixed Income High Yield Cash Management Duration Overlay Eurozone Fixed Income Cash Management Corporate Bonds	U.S. Core Fixed Income High Yield Short Duration Municipals Cash Management Non-U.S. U.K. Fixed Income	Global Emerging Debt Emerging Corporates

Alternative	Global Fund of Hedge Funds Fund of Closed-End Funds (Long and Long/Short) Convertible Long/Short Equity Arbitrage/Relative Value Multi Asset Commodities	European Long/Short Equity	U.S. U.S. (Long/Short) Non-U.S. Japan (Long/Short)	Global Emerging Income Emerging Debt

In addition to the primary investment strategies listed above, we also provide other asset management services to our clients, including asset allocation advisory services and locally customized investment solutions. In many cases, we also offer both diversified and more concentrated versions of our products. These products are generally offered on a separate account basis, as well as through pooled vehicles.

Distribution.    We distribute our products through a broad array of marketing channels on a global basis. Marketing, sales and client service efforts are organized through a global market delivery and service network, with distribution professionals located in cities including New York, Bordeaux, Boston, Brussels, Chicago, Dubai, Frankfurt, Hamburg, Hong Kong, London, Lyon, Milan, Montreal, Nantes, Paris, San Francisco, Seoul, Singapore, Sydney, Tokyo, Toronto and Zurich. We have developed a well-established presence in the institutional asset management arena, managing assets for corporations, labor unions, sovereign wealth funds and public pension funds around the world. In addition, we manage assets for insurance companies, savings and trust banks, endowments, foundations and charities.

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
•

expanded our product platform, including through the addition of long/short equity strategies, a real asset strategy, a commodities team and an equity team focused on Middle East and North African markets; and

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

Alternative Investments

Since 2005, we have been engaged in selected alternative investments and private equity activities. In 2009, we established a private equity business with The Edgewater Funds (“Edgewater”), a Chicago-based private equity firm, through the acquisition of Edgewater’s management vehicles. As of December 31, 2016, Edgewater had approximately $1 billion of AUM and unfunded fee-earning commitments.

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

Employees

We believe that our people are our most important asset, and it is their reputation, talent, integrity and dedication that underpin our success. As of December 31, 2016, we employed 2,771 people, which included 147 managing directors and 863 other professionals in our Financial Advisory segment and 92 managing directors and

403 other professionals in our Asset Management segment. We strive to maintain a work environment that fosters professionalism, excellence, diversity, collaboration and cooperation among our employees worldwide. We generally utilize an evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for improved performance. Generally, our employees are not subject to any collective bargaining agreements, except that our employees in certain of our offices, including France and Italy, are covered by national, industry-wide collective bargaining agreements. We believe that we have good relations with our employees.

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

While our competitors vary by country in our Financial Advisory business, we believe our primary competitors in securing engagements are Bank of America Merrill Lynch, Barclays, Centerview Partners, Citigroup, Credit Suisse, Deutsche Bank, Evercore Partners, Goldman Sachs, Greenhill, JPMorgan Chase, Morgan Stanley, Rothschild and UBS. In our Restructuring practice, we believe our primary competitors are Centerview Partners, Evercore Partners, Houlihan Lokey, PJT Partners, Moelis & Company and Rothschild.

We believe that our primary global competitors in our Asset Management business include, in the case of Lazard Asset Management LLC and its subsidiaries (“LAM”), Aberdeen, Alliance Bernstein, Capital Management & Research, Fidelity, Franklin Templeton, Invesco, JP Morgan Asset Management, Lord Abbett, MFS, Neuberger Berman and Schroders and, in the case of Lazard Frères Gestion SAS (“LFG”), private banks with offices in France as well as large institutional banks and fund managers. We face competition in private equity both in the pursuit of outside investors for our private equity funds and the acquisition of investments in attractive portfolio companies. We compete with hundreds of other funds, many of which are subsidiaries of, or otherwise affiliated with, large financial service providers.

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

See Item 1A, “Risk Factors—The financial services industry, and all of the businesses in which we compete, are intensely competitive” below.

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

Our principal U.S. broker-dealer subsidiary, Lazard Frères & Co. LLC (“LFNY”), through which we conduct most of our U.S. Financial Advisory business, is currently registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in all 50 U.S. states, the District of Columbia and Puerto Rico. As such, LFNY is subject to regulations governing most aspects of the securities business, including minimum capital retention requirements, record-keeping and reporting procedures, relationships with customers, experience and training requirements for certain employees, and business procedures with firms that are not members of certain regulatory bodies. In addition, LFNY is a member organization of the New York Stock Exchange LLC and the NYSE MKT LLC and is subject to various rules and regulations that have been promulgated by these securities exchanges. Lazard Asset Management Securities LLC, a subsidiary of LAM, is registered as a broker-dealer with the SEC and FINRA and in all 50 U.S. states, the District of Columbia and Puerto Rico. Lazard Middle Market LLC is registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in various U.S. states and territories.

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

In addition, the Central Bank of Ireland, the Japanese Ministry of Finance and Financial Services Agency, the Korean Financial Supervisory Commission, the Securities and Futures Commission of Hong Kong, the Monetary Authority of Singapore, the Australian Securities & Investments Commission, the Dubai Financial Services Authority, the Swiss Financial Market Supervisory Authority and the German Federal Financial Supervisory Authority, among others, regulate relevant operating subsidiaries of the Company and also have capital standards and other requirements comparable to the rules of the SEC. Our business is also subject to regulation by other non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate.

Regulators are empowered to conduct periodic examinations and initiate administrative proceedings that can result, among other things, in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion or other disciplining of a broker-dealer or investment advisor or its directors, officers or employees.

We are also subject to various anti-bribery, anti-money laundering and counter-terrorist financing laws, rules and regulations in the jurisdictions in which we operate. The U.S. Foreign Corrupt Practices Act, for example, generally prohibits offering, promising or giving, or authorizing others to give, anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business. Similar rules and regulations exist in other jurisdictions in which we operate. In addition, we are required to comply with economic sanctions and embargo programs administered by the U.S. Treasury’s Office of Foreign Assets Control and by similar governmental agencies and other authorities worldwide. Violations of any of these laws, rules, regulations and programs can give rise to administrative, civil or criminal penalties.

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

Executive Officers of the Registrant

Set forth below are the name, age, present title, principal occupation and certain biographical information for each of our executive officers as of February 17, 2017, all of whom have been appointed by, and serve at the pleasure of, our board of directors.

Kenneth M. Jacobs, 58

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

Matthieu Bucaille, 57

Mr. Bucaille has served as Chief Financial Officer of Lazard Ltd and Lazard Group since April 2011. Mr. Bucaille has served as a Managing Director of Lazard since 1998 and served as the Deputy Chief Executive Officer of LFB in Paris from October 2009 until December 2011. Mr. Bucaille joined Lazard in 1989 from the First Boston Corporation in New York.

Ashish Bhutani, 56

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

Scott D. Hoffman, 54

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

Alexander F. Stern, 50

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

For example, revenue generated by our Financial Advisory business is directly related to the volume and value of the transactions in which we are involved. During periods of unfavorable or uncertain market or economic conditions, the volume and value of M&A transactions may decrease, thereby reducing the demand for our Financial Advisory services and increasing price competition among financial services companies seeking such engagements. Our results of operations would be adversely affected by any such reduction in the volume or value of M&A transactions. In addition, our profitability would be adversely affected due to our fixed costs and the possibility that we would be unable to reduce our variable costs without reducing revenue or within a timeframe sufficient to offset any decreases in revenue relating to changes in market and economic conditions.

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

We experience significant fluctuations in quarterly revenue and profits. These fluctuations generally can be attributed to the fact that we earn a substantial portion of our Financial Advisory revenue upon the successful completion of a transaction or a restructuring, the timing of which is uncertain and is not subject to our control. As a result, our Financial Advisory business is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, a client or counterparty could delay or terminate an acquisition transaction because of a failure to agree upon final terms, failure to obtain necessary regulatory consents or board of directors, or acquirer’s or stockholder approval, failure to secure necessary financing, adverse market conditions or because the seller’s business is experiencing unexpected operating or financial problems. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness, for example, due to a failure to reach agreement with its principal creditors. In addition, a bankruptcy court may deny our right to collect a “success” or “completion” fee. In these circumstances, other than in engagements where we receive monthly retainers, we often do not receive any advisory fees other than the reimbursement of certain expenses, despite the fact that we devote resources to these transactions. Accordingly, the failure of one or more transactions to close either as anticipated or at all could cause significant fluctuations in quarterly revenue and profits and could materially adversely affect our business, financial condition and results of operations. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, our Asset Management revenue is particularly sensitive to fluctuations in our AUM. Asset Management fees are predominantly based on average AUM as of the end of a quarter or month. As a result, a reduction in AUM at the end of a quarter or month (as a result of market depreciation, withdrawals, fluctuations in foreign currency exchange rates or otherwise) will result in a decrease in management fees. Similarly, the timing of flows, contributions and withdrawals are often out of our control and may be inconsistent from quarter to quarter. Incentive fees are driven by investment performance (either absolute performance or relative to an established benchmark), which is directly impacted by market movements, and may therefore fluctuate from period to period.

As a result of quarterly fluctuations, it may be difficult for us to achieve steady revenue and earnings growth on a quarterly basis.

Our ability to retain our managing directors and other key professional employees is critical to the success of our business, including maintaining compensation levels at an appropriate level of costs, and failure to do so may materially adversely affect our results of operations and financial position.

Our people are our most important asset. We must retain the services of our managing directors and other key professional employees, and strategically recruit and hire new talented employees, to obtain and successfully execute the Financial Advisory and Asset Management engagements that generate substantially all of our revenue.

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

Certain changes to our employee compensation arrangements may result in increased compensation and benefits expense. In addition, any changes to the mix of cash and deferred incentive compensation granted to our employees may affect certain financial measures applicable to our business, including ratios of compensation and benefits expense to revenue, and may result in the issuance of increased levels of Lazard Ltd’s Class A common stock, par value $0.01 per share (“Class A common stock”), to our employees upon vesting of restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”) or restricted stock awards in a particular year. Our compensation levels, results of operations and financial position may be significantly affected by many factors, including general economic and market conditions, our operating and financial performance, staffing levels and competitive pay conditions.

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

We historically have earned a substantial portion of our revenue from advisory fees paid to us by our Financial Advisory clients, which usually are payable upon the successful completion of a particular transaction or restructuring. For example, for the year ended December 31, 2016, Financial Advisory services accounted for approximately 56% of our consolidated net revenue. We expect that we will continue to rely on Financial Advisory fees for a substantial portion of our revenue for the foreseeable future, and a decline in our advisory engagements or the market for advisory services would adversely affect our business, financial condition and results of operations.

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

In 2014, we took steps that have enabled us to act as an underwriter in public offerings and other distributions of securities in order to buttress our Financial Advisory business. If we act as an underwriter, we may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to sell securities we purchased as an underwriter at the anticipated price levels. In addition, if we act as an underwriter, we may also be subject to liability for material misstatements or omissions in prospectuses and other offering documents relating to offerings we underwrite. In such cases, any indemnification provisions in the applicable underwriting agreement may not be available to us or may not be sufficient to protect us against losses arising from such liability. Operational risk in connection with any offering we underwrite could arise in the form of errors, deficiencies or noncompliance and also could expose us to risk. In addition, indemnification provisions in our agreement with our clearing organization, customer trading and other activities may expose us to off-balance sheet credit risk. Securities may have to be purchased or sold at prevailing market prices in the event a customer fails to settle a trade on its original terms. We seek to manage the risks associated with underwriting and customer trading activities through screening, internal review and trading procedures and processes, but such procedures and processes may not be effective in all cases.

Our investment style in our Asset Management business, including the mix of asset classes and investment strategies comprising our AUM, may underperform or generate less demand than other investment approaches, which may result in significant client or asset departures, or a reduction in AUM.

Even when securities prices are rising generally, performance can be affected by investment style and mix of asset classes. For example, many of the equity investment strategies in our Asset Management business share a common investment orientation towards relative value investing. We believe this style tends to outperform the market in some market environments and underperform it in others. In particular, a prolonged growth environment may cause some of our investment strategies to go out of favor with some clients, advisors, consultants or third-party intermediaries. In addition, all of our investment strategies are actively managed strategies which seek to outperform relative to a benchmark or generate an absolute return.  Management fees for actively managed strategies tend to be higher than those charged for passively managed strategies. The perception that actively managed strategies have, on average, underperformed relative to passively managed strategies over time, combined with greater pressure on clients to acquire asset management services at lower costs, has contributed to increased trends toward passively managed investment strategies. This, in turn may adversely affect demand for our strategies or result in fee pressure on our business overall. In combination with poor performance relative to peers, changes in personnel, extensive periods in particular market environments or other difficulties, the underperformance of our investment style may result in significant client or asset departures or a reduction in AUM.

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

We are exposed to fluctuations in foreign currencies, including through advisory fees paid to our Financial Advisory business and management fees paid to our Asset Management business. Our financial statements are denominated in U.S. Dollars and, for the year ended December 31, 2016, we received approximately 35% of our consolidated net revenue in other currencies, predominantly in euros, British Pounds and Australian Dollars. In addition, we pay a significant amount of our expenses in such other currencies. The exchange rates of these currencies versus the U.S. Dollar affect the carrying value of our assets and liabilities as well as our revenues, expenses and net income. We do not generally hedge such foreign currency exchange rate exposure arising in our subsidiaries outside of the U.S. Fluctuations in foreign currency exchange rates may also make period to period comparisons of our results of operations difficult.

Fluctuations in foreign currency exchange rates also can impact the portfolios of our Asset Management clients. Client portfolios are invested in securities across the globe, although most portfolios are funded in a single base currency. Foreign currency exchange rate fluctuations can adversely impact investment performance for a client’s portfolio and also may affect the levels of our AUM. As our AUM include significant assets that are denominated in currencies other than U.S. Dollars, an increase in the value of the U.S. Dollar relative to non-U.S. currencies, with all other factors held constant, generally would result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S. Dollar-denominated revenue in our Asset Management business. As of December 31, 2016, AUM with foreign currency exposure represented approximately 70% of our total AUM.

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

We invest capital in various types of equity and debt securities in order to seed equity, debt and alternative investment funds, and for general corporate purposes. Such investments are subject to market fluctuations due to changes in the market prices of securities, interest rates or other market factors, such as liquidity. While we may seek to hedge the market risk for some of these investments, an effective hedge may not be available, and if available, may not be fully effective. These investments are adjusted for accounting purposes to fair value at the end of each quarter regardless of our intended holding period, with any related gains or losses reflected in our results of operations, and therefore may increase the volatility of our earnings, even though such gains or losses may not be realized.

We have investments, primarily through our private equity businesses, in relatively high-risk, illiquid assets, and we may lose some or all of the principal amount of these investments or fail to realize any profits from these investments for a considerable period of time.

We have made, and in the future may make, principal investments in public or private companies or in alternative investments (including private equity funds) established by us, and we continue to hold principal investments directly or through funds managed by certain affiliates of Lazard, including Edgewater, as well as third parties. Making principal investments is risky, and we may lose some or all of the principal amount of our investments. Certain of these types of investments may be in relatively high-risk, illiquid assets. Because it may take several years before attractive alternative investment opportunities are identified, some or all of the capital committed by us to these funds is likely to be invested in government securities, other short-term, highly rated debt securities and money market funds that traditionally have offered investors relatively lower returns. In addition, these investments may be adjusted for accounting purposes to fair value at the end of each quarter, and any related gains or losses would affect our results of operations and could increase the volatility of our earnings, even though such fair value fluctuations may have no cash impact. It takes a substantial period of time to identify attractive alternative investment opportunities, to raise all the funds needed to make an investment and then to realize the cash value of an investment through resale. Even if an alternative investment proves to be profitable, it may be several years or longer before any profits can be realized in cash or other proceeds.

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

We face the risk of significant intervention by regulatory authorities, including extended investigation and surveillance activity, adoption of costly or restrictive new regulations and judicial or administrative proceedings that may result in substantial penalties. Among other things, we could be fined or be prohibited from engaging in some of our business activities. In addition, the regulatory environment in which we operate is subject to modification and further regulation. Such changes may increase the expenses that we incur without necessarily leading to commensurate increases in operating revenue and income. Certain laws and regulations within the U.S. and externally include extraterritorial application that may lead to overlapping or conflicting legal and regulatory burdens with additional risks and implementation expenses. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to us and our clients also may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes.

The U.S. and other governments and institutions have taken actions, and may continue to take further actions, in response to disruption and volatility in the global financial markets. Such further actions could include expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect of any such expanded or new standards, requirements and rules is uncertain and could have adverse consequences to our business and results of operations. For example, in July 2010, the Dodd-Frank Act was signed into law, bringing sweeping changes in the regulation of financial institutions. Rulemaking under the Dodd-Frank Act is still ongoing and the final scope and interpretations of those rules, and their impact on our business, though still not fully known, could have implications for the manner in which we conduct our business and, consequently, its profitability. In recent years, changes include requiring that certain financial instruments be cleared by a regulated clearing organization and the new requirement to deliver margin payments for certain derivative transactions. These changes will require adjustments to our operational processes as a result, which may impact certain strategies and businesses. While we continue to examine the requirements of the Dodd-Frank Act and related regulations, as well as new regulations that may become applicable to us in the U.S. and in the European Union (see “Business—Regulation”), and previously announced actual or potential regulations that may be modified, we are not able to predict the ultimate effect on us. In addition, several states and municipalities in the United States have adopted “pay-to-play” rules, which could limit our ability to charge fees in connection with certain of our Private Capital Advisory (which we historically referred to as Private Fund Advisory) engagements, and could therefore affect the profitability of that portion of our business.

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

Specific regulatory changes also may have a direct impact on the revenue of our Asset Management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. For example, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, has been reexamined by different regulatory bodies and may in the future be limited or modified. In particular, the enactment of the Markets in Financial Instruments Directive II (“MiFID II”), regulates the use of soft dollars for certain parts of our business. Although a substantial portion of the research relied on by our Asset Management business in the investment decision-making process is generated internally by our investment analysts, external research, including external research paid for with soft dollars, is important to the process. This external research generally is used for information gathering or verification purposes, and includes broker-provided research, as well as third-party provided databases and research services. The ultimate impact of MiFID II on our use of soft dollars is uncertain, although it may reduce our ability to utilize commissions to pay for research services and other soft dollar services. This would require changes to our operational processes and may result in increased costs allocated to research services. For the year ended December 31, 2016, our Asset Management business obtained research and other services through third-party soft dollar arrangements, the total cost of which we estimate to be approximately $23 million.

In addition, new regulations affecting the asset management business, including those regarding the management of U.S. mutual funds, hedge funds, UCITs funds and the use of certain investment products may impact our Asset Management business and result in increased costs. For example, the European Union has adopted updated directives on the coordination of laws, regulations and administrative provisions relating to undertakings for collective investment in transferable securities (“UCITS V”) with respect to various subjects. Among other things, UCITS V establishes remunerations policies which may impact the structure of compensation for certain portfolio managers and other personnel within the Company.  UCITS V also establishes certain regulations governing oversight and independence of depository functions. While these rules have already been implemented, they could further impact our personnel or result in changes to our operations, resulting in increased costs to the business. In addition, many regulators around the world, including those in the U.S., continue to adopt disclosure requirements impacting the asset management business, as well as changes to the laws, rules and regulations relating to recordkeeping and reporting obligations.

Legislators and regulators around the world continue to explore changes to, and additional oversight of, the financial industry generally. The impact of the potential changes on us are uncertain and may result in an increase in costs or a reduction of revenue associated with our businesses.

See “Business—Regulation” above for a further discussion of the regulatory environment in which we conduct our businesses.

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

We may incur significant legal expenses in defending against litigation or regulatory action against us. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations and cause significant reputational harm to us, which could seriously harm our business.

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

In recent years, the U.S. Department of Justice and the SEC have also devoted greater resources to the enforcement of the Foreign Corrupt Practices Act. In addition, the United Kingdom, France and other jurisdictions have expanded the reach of their anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure compliance with anti-bribery and other laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated these laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunction against future conduct, securities litigation and reputational damage, any one of which could adversely affect our business, financial position and results of operations.

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

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2016. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could materially adversely affect our business.

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

Acquisitions, growth strategies and joint ventures involve a number of risks and present financial, managerial and operational challenges. These risks and challenges include potential disruption of our ongoing business and distraction of management, difficulty integrating personnel and financial and other systems, difficulty hiring additional management and other critical personnel, and other challenges arising from the increased scope, geographic diversity and complexity of our operations.

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

In addition, our clients may react unfavorably to our acquisition, growth and joint venture strategies, we may not realize any anticipated benefits from such strategies, we may be exposed to additional liabilities of any acquired business or joint venture, we may be exposed to litigation in connection with an acquisition or joint venture transaction, and we may not be able to renew on similar terms (or at all) previously successful joint ventures or similar arrangements, any of which could materially adversely affect our revenue, financial position and results of operations.

An inability to access the debt and equity capital markets as a result of our debt obligations, credit ratings or other factors could impair our liquidity, increase our borrowing costs or otherwise adversely affect our competitive position or results of operations.

As of December 31, 2016, Lazard Group and its subsidiaries had approximately $1.2 billion in debt (including capital lease obligations) outstanding, of which $500 million, $400 million and $300 million relate to Lazard Group senior notes that mature in 2020, 2025 and 2027, respectively. This debt has certain mandated payment obligations, which may constrain our ability to operate our business. If we decide to redeem or retire this debt before maturity, we may be required to pay a significant premium to do so, which may adversely impact our earnings and affect our financial position. In addition, in the future we may need to incur debt or issue equity in order to fund our working capital requirements or refinance existing indebtedness, as well as to make acquisitions and other investments. The amount of our debt obligations may impair our ability to raise debt or issue equity for financing purposes. Our access to funds also may be impaired if regulatory authorities take significant action against us, or if we discover that any of our employees had engaged in serious unauthorized or illegal activity. In addition, our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. These ratings are assigned by rating agencies, which may reduce or withdraw their ratings or place us on “credit watch” with negative implications at any time.

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

In the event of a change or adverse interpretation of relevant income tax law, regulation or treaty, or a failure to qualify for treaty benefits, our overall tax rate may be substantially higher than the rate used for purposes of our consolidated financial statements.

U.S. and foreign governments, institutions (including the European Union and the Organization of Economically Developed Countries) and tax officials are actively reviewing many laws, regulations, and treaties that currently govern the taxation of multinational companies. Any changes to such laws, regulations and treaties that impact us could materially adversely affect our business, financial condition or results of operations. Furthermore, U.S. lawmakers are considering several U.S. tax reform proposals. No proposed legislation in respect of comprehensive tax reform has been filed. The details of the tax reform proposals under consideration, and the likelihood that any of the proposals will be enacted, is uncertain. We are examining many aspects of the current proposals and their potential impact on the Company. We are currently unable to predict the ultimate outcome of any of these proposals and therefore our potential actions with respect to them.

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

In June 2016, the U.K. voted in favor of a referendum to leave the European Union, and in February 2017 the U.K.’s House of Commons voted to approve the initiation of formal exit discussions with the European Union. At the time that the U.K. ultimately leaves the European Union, the commercial, regulatory and legal environment that would exist, and to which the Company’s U.K. operations would be subject, would be impacted by the nature of arrangements that are yet to be determined between the U.K and the European Union. These arrangements are hard to predict, and uncertainty regarding their outcome may continue for a significant period of time. The Company currently does not believe that any of the potential arrangements that are likely to be agreed would have a material adverse impact on the Company’s business. These potential arrangements may, however, result in certain changes in the way that we conduct our businesses, which could result in increased costs. In addition, the result of the referendum and the uncertainty it produced has impacted geopolitical perspectives and macroeconomic factors including interest rates, foreign currency exchange rates and equity markets, and it has increased volatility in many of the markets in which we operate. If these conditions continue or if current conditions worsen, our businesses may be adversely affected, which may impact our financial position and results of operations. See “Difficult market conditions can adversely affect our business in many ways, including by reducing the volume of transactions involving our Financial Advisory business and reducing the value or performance of the assets we manage in our Asset Management business, which, in each case, could materially reduce our revenue or income and adversely affect our financial position” above.

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

The Company is committed to providing timely and accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, the Company uses its websites, its twitter account (twitter.com/Lazard) and other social media sites to convey information about our businesses, including the anticipated release of quarterly financial results, quarterly financial, statistical and business-related information, and the posting of updates of AUM in various mutual funds, hedge funds and other investment products managed by our Asset Management business. Investors can link to Lazard Ltd, Lazard Group and their operating company websites through http://www.lazard.com. Our websites and social media sites and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K.

Item 1B.	Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before December 31, 2016 relating to our periodic or current reports under the Exchange Act.

Item 2.	Properties

The following table lists the properties used for the entire Lazard organization as of December 31, 2016. As a general matter, one or both of our Financial Advisory and Asset Management segments (as well as our Corporate segment) uses the following properties. Our London and other offices sublease 71,207 and 25,000 square feet, respectively, to third parties. We remain fully liable for the subleased space to the extent that the subtenants fail to perform their obligations under the subleases for any reason.

Location	Square Footage	Offices
New York City	413,375 square feet of leased space	Principal office located at 30 Rockefeller Plaza
Other North America	189,748 square feet of leased space	Boston, Charlotte, Chicago, Houston, Los Angeles, Minneapolis and San Francisco
Paris	148,502 square feet of owned and leased space	Principal office located at 121 Boulevard Haussmann
London	142,371 square feet of leased space	Principal office located at 50 Stratton Street
Other Europe	108,301 square feet of leased space	Amsterdam, Bordeaux, Brussels, Frankfurt, Hamburg, Lyon, Madrid, Milan, Nantes, Stockholm and Zurich
Asia, Australia and Other	103,772 square feet of leased space	Beijing, Bogota, Buenos Aires, Dubai, Hong Kong, Lima, Melbourne, Mumbai, Panama City, Perth, Riyadh, Santiago, São Paulo, Seoul, Singapore, Sydney and Tokyo

Item 3.	Legal Proceedings

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

As of December 31, 2016, all of our common membership interests are held by indirect wholly-owned subsidiaries of Lazard Ltd. Our co-managing member interests are held by two indirect wholly-owned subsidiaries of Lazard Ltd, and our profit participation interests are held by various managing directors. There are no public trading markets for any of these interests.

Pursuant to provisions of its Amended and Restated Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February. Such distributions represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries incur and, until May 2014, that the members of LAZ-MD Holdings incurred as a result of holding Lazard Group common membership interests. During the years ended December 31, 2016, 2015 and 2014, Lazard Group distributed approximately $301.3 million, $129.8 million and $320.5 million, respectively, to the subsidiaries of Lazard Ltd. Also, during the year ended December 31, 2014, Lazard Group distributed approximately $1.9 million to LAZ-MD Holdings.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data for the Company for all years presented.

The consolidated statements of financial condition and operations data as of and for each of the years in the five-year period ended December 31, 2016 have been derived from Lazard Group’s consolidated financial statements. The audited consolidated statements of financial condition as of December 31, 2016 and 2015 and audited consolidated statements of operations for each of the years in the three year period ended December 31, 2016 are included in this Form 10-K. The audited consolidated statements of financial condition as of December 31, 2014, 2013 and 2012, and the audited consolidated statements of operations for the years ended December 31, 2013 and 2012, are not included in this Form 10-K. Historical results should not be considered an indication of results for any future period.

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and related notes included elsewhere in this Form 10-K.

Selected Consolidated Financial Data

	As Of Or For The Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Consolidated Statements of Operations Data
Net Revenue:
Financial Advisory (a)	$1,301,044	$1,279,628	$1,206,734	$980,577	$1,049,090
Asset Management (b)	1,051,316	1,111,105	1,134,595	1,039,130	896,260
Corporate (c)	(22,489)	(40,457)	(40,593)	(35,633)	(37,220)
Net Revenue	2,329,871	2,350,276	2,300,736	1,984,074	1,908,130
Compensation and Benefits (d)	1,338,819	1,319,620	1,313,550	1,278,479	1,351,076
Other Operating Expenses (e)	469,059	499,811	446,211	486,586	435,461
Total Operating Expenses	1,807,878	1,819,431	1,759,761	1,765,065	1,786,537
Operating Income	$521,993	$530,845	$540,975	$219,009	$121,593
Net Income	$472,320	$449,297	$463,160	$186,767	$90,971
Net Income Attributable to Lazard Group	$466,327	$442,738	$457,004	$183,063	$87,609
Consolidated Statements of Financial Condition Data
Total Assets (f)	$3,515,984	$3,389,054	$3,163,773	$3,085,404	$3,041,900
Total Debt (g)	$1,195,805	$998,386	$1,053,458	$1,055,600	$1,088,233
Total Lazard Group Members’ Equity	$678,894	$649,759	$431,546	$469,472	$453,179
Total Members’ Equity	$736,140	$702,900	$494,139	$536,126	$529,087
Other Data
Assets Under Management:
As of December 31	$197,910,000	$186,380,000	$197,103,000	$186,924,000	$167,060,000
Average During Year	$194,808,000	$195,987,000	$196,037,000	$173,702,000	$155,549,000
Total Headcount, As of December 31	2,771	2,610	2,523	2,403	2,513

Notes (in thousands of dollars):

(a)	Financial Advisory net revenue consists of the following:

	For The Year Ended December 31,
	2016	2015	2014	2013	2012
M&A and Other Advisory	$1,030,891	$1,104,146	$1,010,830	$768,790	$792,928
Capital Raising	68,431	69,631	81,143	78,916	73,403
Total Strategic Advisory	1,099,322	1,173,777	1,091,973	847,706	866,331
Restructuring	201,722	105,851	114,761	132,871	182,759
Financial Advisory Net Revenue	$1,301,044	$1,279,628	$1,206,734	$980,577	$1,049,090

(b)	Asset Management net revenue consists of the following:

	For The Year Ended December 31,
	2016	2015	2014	2013	2012
Management Fees	$966,797	$1,000,018	$1,018,772	$903,956	$806,044
Incentive Fees	15,590	25,075	51,866	78,342	43,661
Other Income	68,929	86,012	63,957	56,832	46,555
Asset Management Net Revenue	$1,051,316	$1,111,105	$1,134,595	$1,039,130	$896,260

(c)	“Corporate” includes interest expense (net of interest income), investment income (losses) from certain investments and net revenue earned by LFB through its commercial banking operations.
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

(e)

Includes (i) in 2016, non-compensation costs of $30,067 due to the change in fair value of the contingent consideration associated with the Edgewater business acquisition, (ii) in 2015, non-compensation costs of $60,219 relating to the redemption of a significant portion of the Company’s 6.85% senior notes maturing on June 15, 2017, (iii) in 2013, $13,304 relating to the cost saving initiatives announced by the Company in October 2012 and $54,087 related to the refinancing of the Company’s 7.125% senior notes maturing on May 15, 2015, and (iv) in 2012, non-compensation costs of $2,905 recorded in the first quarter associated with staff reductions and $2,589 recorded in the fourth quarter relating to the cost saving initiatives announced by the Company in October 2012.

(f)	Reflects the retrospective application of new guidance adopted by the Company on classification of debt issuance costs. See Note 3 of Notes to Consolidated Financial Statements.
(g)

Represents the aggregate amount reflected in the Company’s consolidated statements of financial condition relating to senior debt and capital lease obligations and reflects the retrospective application of new guidance adopted by the Company on classification of debt issuance costs.  See Note 3 of Notes to Consolidated Financial Statements.

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

We operate in cyclical businesses across multiple geographies, industries and asset classes. In recent years, we have expanded our geographic reach, bolstered our industry expertise and continued to build in growth areas. Companies, government bodies and investors seek independent advice with a geographic perspective, deep understanding of capital structure, informed research and knowledge of global, regional and local economic conditions. We believe that our business model as an independent advisor will continue to create opportunities for us to attract new clients and key personnel.

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

Our consolidated net revenue was derived from the following segments:

	Year Ended December 31,
	2016	2015	2014
Financial Advisory	56%	54%	53%
Asset Management	45	47	49
Corporate	(1)	(1)	(2)
Total	100%	100%	100%

We also invest our own capital from time to time, generally alongside capital of qualified institutional and individual investors in alternative investments or private equity investments, and, since 2005, we have engaged in a number of alternative investments and private equity activities, including, historically, investments through (i)  Edgewater, our Chicago-based private equity firm (see Note 12 of Notes to Consolidated Financial Statements), (ii) a mezzanine fund, which invests in mezzanine debt of a diversified selection of small-to mid-cap European companies and (iii) a fund targeting significant noncontrolling-stake investments in established private companies. We also make investments to seed our Asset Management strategies.

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

Equity market indices for developed and emerging markets at December 31, 2016 increased as compared to such indices at December 31, 2015. In the global M&A markets during 2016, the value and number of all completed M&A transactions decreased as compared to the same period in the prior year, as did the subset of such transactions involving values greater than $500 million. During the same time, the value and number of all announced M&A transactions, including the subset of such transactions involving values greater than $500 million, also decreased. During 2016, global restructuring activity, as measured by the number of corporate defaults, increased as compared to 2015, primarily due to a higher level of defaults in the energy sector.

Entering 2017, volatile market conditions continue. On an ongoing basis, regional macroeconomic and geopolitical factors, including any potential regional tax or regulatory reform, may impact our business. However, corporate cash balances remain high, and interest rates remain low for companies with strong credit ratings. Although market volatility may continue and may affect our business in 2017, the longer-term trends appear to remain favorable for both of our businesses.

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•

Financial Advisory – The fundamentals for continued M&A activity appear to remain in place. Demand continues for expert, independent strategic advice that can be levered across geographies and our range of advisory capabilities. The global scale and breadth of our Financial Advisory business allows us to advise on large, complex cross-border transactions across a variety of industries. In addition, we believe our businesses throughout the emerging markets position us for growth in these markets, while enhancing our relationships with, and the services that we can provide to, clients in other economies. In the third quarter of 2016, Lazard Ltd expanded its North American Financial Advisory business through the acquisition of an independent financial advisory firm based in Canada.  In addition, in October 2016, we acquired the portion of MBA Lazard that we did not previously own, thereby fully integrating our Latin American operations.  We believe that these transactions have augmented the strength of our Financial Advisory business throughout the Americas.

•

Asset Management – In the short to intermediate term, we expect most investor demand will come from defined benefit and defined contribution plans in the developed economies because of their sheer scope and size. Over the longer term, we expect an increasing share of our AUM to come from the developing economies in Asia, Latin America and the Middle East, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Our global footprint is already well established in the developed economies and we expect our business in the developing economies will continue to expand. Given our globally diversified platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from growth that may occur in the asset management industry. We are continually developing and seeding new investment strategies that extend our existing platforms. Recent examples of growth initiatives include the following investment strategies: European Long/Short Equity, various Quantitative Equity strategies, various Multi-Asset strategies, a Real Assets strategy and Middle East North African Equities.

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

Financial Advisory

          As reflected in the following table, which sets forth global M&A industry statistics, the value and number of all completed transactions, including completed transactions with values greater than $500 million, decreased in 2016 as compared to 2015.  With respect to announced M&A transactions, the value and number of all transactions, including announced transactions with values greater than $500 million, also decreased in 2016 as compared to 2015.

	Year Ended December 31,
	2016	2015	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$3,685	$4,095	(10)%
Number	35,788	39,922	(10)%
Deals Greater than $500 million:
Value	$2,824	$3,145	(10)%
Number	1,118	1,257	(11)%
Announced M&A Transactions:
All deals:
Value	$3,838	$4,661	(18)%
Number	37,148	40,376	(8)%
Deals Greater than $500 million:
Value	$2,896	$3,671	(21)%
Number	1,216	1,314	(7)%

Source:	Dealogic as of January 6, 2017.

Global restructuring activity during 2016, as measured by the number of corporate defaults, increased as compared to 2015. The number of defaulting issuers increased to 142 in 2016, according to Moody’s Investors Service, Inc., as compared to 108 in 2015, primarily due to a higher level of defaults in the energy sector.

Net revenue trends in Financial Advisory for M&A and Other Advisory and Restructuring are generally correlated to the level of completed industry-wide M&A transactions and restructuring transactions occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in non-public or sovereign advisory assignments. For example, our M&A and Other Advisory revenue, which includes Sovereign and Capital Structure Advisory revenue, decreased 7% in 2016 as compared to 2015.  The industry statistics for global M&A transactions described above reflect a 10% decrease in the value and number of all completed transactions in 2016 as compared to 2015. For M&A deals with values greater than $500 million, the value and number of completed transactions in 2016 decreased 10% and 11%, respectively, as compared to 2015.

Asset Management

The percentage change in major equity market indices (i) at December 31, 2016, as compared to such indices at December 31, 2015, and (ii) at December 31, 2015, as compared to such indices at December 31, 2014, is shown in the table below.

	Percentage Changes December 31,
	2016 vs. 2015	2015 vs. 2014
MSCI World Index	5%	(3)%
Euro Stoxx	1%	4%
MSCI Emerging Market	9%	(17)%
S&P 500	10%	(1)%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM and the nature of the AUM product mix. Accordingly, market movements, foreign currency exchange rate volatility and changes in our AUM product mix will impact the level of revenues we receive from our Asset Management business when comparing periodic results. A substantial portion of our AUM is invested in equities. Movements in AUM during the period generally reflect the changes in equity market indices. Our AUM at December 31, 2016 increased 6% versus AUM at December 31, 2015, due to market appreciation and net inflows, partially offset by adverse foreign exchange movements. Average AUM for 2016 decreased 1% as compared to average AUM in 2015.

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

Lazard’s Asset Management segment principally includes Lazard Asset Management LLC (together with its subsidiaries, “LAM”), Lazard Frères Gestion SAS (“LFG”) and Edgewater. Asset Management net revenue is derived from fees for investment management and advisory services provided to clients. As noted above, the main driver of Asset Management net revenue is the level and product mix of AUM, which is generally influenced by the performance of the global equity markets and, to a lesser extent, fixed income markets as well as Lazard’s investment performance, which impacts its ability to successfully attract and retain assets. As a result, fluctuations (including timing thereof) in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. Asset Management fees are generally based on the level of AUM measured daily, monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations, currency fluctuations, changes in product mix, or net client asset flows will result in a corresponding increase or decrease in management fees. The majority of our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In addition, as Lazard’s AUM includes significant amounts of assets that are denominated in currencies other than U.S. Dollars, changes in the value of the U.S. Dollar relative to foreign currencies will impact the value of Lazard’s AUM. Fees vary with the type of assets managed and the vehicle in which they are managed, with higher fees earned on equity assets and alternative investment funds, such as hedge funds and private equity funds, and lower fees earned on fixed income and cash management products.

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

Although Corporate segment net revenue during 2016 is not significant compared to Lazard’s net revenue, total assets in the Corporate segment represented 57% of Lazard’s consolidated total assets as of December 31, 2016, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, deferred tax assets and certain assets associated with LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG and other clients, and asset-liability management.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of previously granted deferred incentive compensation awards, including (a) share-based incentive compensation under the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”), and (b) LFI and other similar deferred compensation arrangements (see Note 14 of Notes to Consolidated Financial Statements), (iii) a provision for discretionary or guaranteed cash bonuses and profit pools and (iv) when applicable, severance payments. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our actual and forecasted operating and financial performance, staffing levels, estimated forfeiture rates, competitive pay conditions and the nature of revenues earned, as well as the mix between current and deferred compensation.

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
(i)

the deferred incentive compensation awards granted in the year-end compensation process with respect to the fiscal year (e.g., deferred incentive compensation awards granted in 2017 related to the 2016 year-end compensation process), including PRSU awards (based on the target payout level);

(ii)

the portion of investments in people (e.g., “sign-on” bonuses or retention awards) and other special deferred incentive compensation awards that is applicable to the fiscal year the award becomes effective; and

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

Compensation and benefits expense is the largest component of our operating expenses. We seek to maintain discipline with respect to compensation, including the rate at which we award deferred compensation. Our goal is to attain a ratio of awarded compensation and benefits expense to operating revenue and a ratio of adjusted compensation and benefits expense to operating revenue over the cycle in the mid-to-high-50s percentage range, which compares to 55.8% and 56.5%, respectively, for the year ended December 31, 2016. While we have implemented initiatives that we believe will assist us in continuing to attain a ratio within this range, there can be no guarantee that such a ratio will be attained, or that our policies or initiatives will not change in the future. We may benefit from pressure on compensation costs within the financial services industry in future periods; however, increased competition for senior professionals, changes in the macroeconomic environment or the financial markets generally, lower operating revenue resulting from, for example, a decrease in M&A activity, our share of the M&A market or our AUM levels, changes in the mix of revenues from our businesses or various other factors could prevent us from attaining this goal.

Our operating expenses also include “non-compensation expense,” which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services and other expenses. In 2016 and 2015, non-compensation expense included expenses related to the redemption of the Company’s 6.85% senior notes due 2017 (the “2017 Notes”) (see Note 11 of Notes to Consolidated Financial Statements).

We believe that “adjusted non-compensation expense,” a non-U.S. GAAP measure, provides a more meaningful basis for our investors to assess our operating results. For calculations with respect to “adjusted non-compensation expense,” see the table under “Consolidated Results of Operations” below.

Our operating expenses also include our “amortization and other acquisition-related costs”. “Amortization and other acquisition-related costs” include the change in fair value of the contingent consideration associated with certain business acquisitions and pertain primarily to the acquisition of Edgewater.

Provision for Income Taxes

Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes.  As a result, Lazard Group’s income pertaining to the limited liability company is not subject to U.S. federal income tax because taxes associated with such income represent obligations of the individual partners. Lazard Group, through its subsidiaries, is subject to state and local taxes on its income apportioned to various state and local jurisdictions. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes in foreign jurisdictions. Lazard Group is also subject to Unincorporated Business Tax (“UBT”) attributable to its operations apportioned to New York City (see Note 16 of Notes to Consolidated Financial Statements for additional information).

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

A portion of our net revenue is derived from transactions that are denominated in currencies other than the U.S. dollar. Since the middle of 2014, the value of the U.S. dollar has strengthened against many other major currencies. As a result, net revenue for the years ended December 31, 2016 and 2015 was negatively impacted in comparison to the prior year period, with the effects mainly in 2015. The majority of the negative impact was offset by the positive impact of the exchange rate movements on our operating expenses denominated in currencies other than the U.S. dollar.

The consolidated financial statements are prepared in conformity with U.S. GAAP. Selected financial data from the Company’s reported consolidated results of operations is set forth below, followed by a more detailed discussion of both the consolidated and business segment results.

	Year Ended December 31,
	2016	2015	2014
	($ in thousands)
Net Revenue	$2,329,871	$2,350,276	$2,300,736
Operating Expenses:
Compensation and benefits	1,338,819	1,319,620	1,313,550
Non-compensation	436,520	493,990	439,824
Amortization and other acquisition-related costs	32,539	5,821	6,387
Total operating expenses	1,807,878	1,819,431	1,759,761
Operating Income	521,993	530,845	540,975
Provision for income taxes	49,673	81,548	77,815
Net Income	472,320	449,297	463,160
Less - Net Income Attributable to Noncontrolling Interests	5,993	6,559	6,156
Net Income Attributable to Lazard Group	$466,327	$442,738	$457,004
Operating Income, as a % of net revenue	22.4%	22.6%	23.5%

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

	Year Ended December 31,
	2016	2015	2014
	($ in thousands)
Operating Revenue:
Net revenue	$2,329,871	$2,350,276	$2,300,736
Adjustments:
Interest expense (a)	51,005	54,218	67,687
Revenue related to noncontrolling interests (b)	(20,614)	(15,592)	(14,956)
Private equity revenue adjustment (c)	-	(12,203)	-
Gain on acquisition of MBA Lazard (d)	(12,668)	-	-
(Gains) losses on investments pertaining to LFI (e)	(3,318)	3,827	(7,326)
Operating revenue	$2,344,276	$2,380,526	$2,346,141

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
(c)

The Company disposed of its private equity business in Australia in the second quarter of 2015 in a transaction with the management team of the disposed business. Revenue of $24,388 relating to the disposal of the business (which primarily represents the realization of carried interest at fair value) is adjusted for the recognition of an obligation of $12,203 with the management of the disposed business, which obligation was previously recognized for U.S. GAAP purposes.
(d)	Represents a gain on the acquisition of MBA Lazard (which resulted from the increase in the fair value of the Company’s investment in MBA Lazard prior to the acquisition).
(e)

Represents changes in the fair value of investments held in connection with LFI and other similar deferred compensation arrangements for which a corresponding equal amount is excluded from compensation and benefits expense.

	Year Ended December 31,
	2016	2015	2014
	($ in thousands)
Compensation and Benefits Expense:
Total compensation and benefits expense	$1,338,819	$1,319,620	$1,313,550
Adjustments:
Noncontrolling interests (a)	(11,899)	(4,776)	(4,567)
(Charges) credits pertaining to LFI (b)	(3,318)	3,827	(7,326)
Adjusted compensation and benefits expense	1,323,602	1,318,671	1,301,657
Deduct - amortization of deferred incentive compensation awards	(352,403)	(320,751)	(299,230)
Total adjusted cash compensation and benefits expense (c)	971,199	997,920	1,002,427
Add:
Year-end deferred incentive compensation awards (d)	342,449	336,086	325,210
Sign-on and other special incentive awards (e)	29,779	26,398	14,248
Deduct - adjustments for estimated forfeitures (f)	(27,917)	(27,186)	(25,459)
Other adjustments (g)	(8,079)	(4,232)	(11,172)
Awarded compensation and benefits expense	$1,307,431	$1,328,986	$1,305,254
Adjusted compensation and benefits expense, as a % of operating revenue	56.5%	55.4%	55.5%
Awarded compensation and benefits expense, as a % of operating revenue	55.8%	55.8%	55.6%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)

Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

(c)

Includes base salaries and benefits of $573,950, $583,951 and $569,540 for 2016, 2015 and 2014, respectively, and cash incentive compensation of $397,249, $413,948 and $432,887 for the respective years.

(d)

Deferred incentive compensation awards applicable to the relevant year-end compensation process (e.g., deferred incentive compensation awards granted in 2017, 2016 and 2015 related to the 2016, 2015 and 2014 year-end compensation processes, respectively).

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

(g)	Represents an adjustment to the year-end foreign exchange “spot” rate from the full year average rate for year-end incentive compensation awards.

	Year Ended December 31,
	2016	2015	2014
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$436,520	$493,990	$439,824
Adjustments:
Noncontrolling interests (a)	(1,892)	(1,490)	(1,913)
Charges pertaining to senior debt refinancing (b)	(3,148)	(60,219)	-
Professional fees related to acquisitions	(510)	(355)	-
Adjusted non-compensation expense	$430,970	$431,926	$437,911
Adjusted non-compensation expense, as a % of operating revenue	18.4%	18.1%	18.7%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.
(b)

Charges pertaining to (i) the redemption of the remaining balance of the Company’s 2017 Notes in 2016 and (ii) the redemption of a significant portion of the Company’s 2017 Notes in 2015 are excluded because of the non-operating nature of such transactions. See “—Liquidity and Capital Resources—Financing Activities.”

	Year Ended December 31,
	2016	2015	2014
	($ in thousands)
Earnings From Operations:
Operating revenue	$2,344,276	$2,380,526	$2,346,141
Deduct:
Adjusted compensation and benefits expense	(1,323,602)	(1,318,671)	(1,301,657)
Adjusted non-compensation expense	(430,970)	(431,926)	(437,911)
Earnings from operations	$589,704	$629,929	$606,573
Earnings from operations, as a % of operating revenue	25.2%	26.5%	25.9%

Headcount information is set forth below:

	As of December 31,
	2016	2015	2014
Headcount:
Managing Directors:
Financial Advisory	147	139	139
Asset Management	92	90	81
Corporate	20	18	16
Total Managing Directors	259	247	236
Other Employees:
Business segment professionals	1,270	1,173	1,139
All other professionals and support staff	1,242	1,190	1,148
Total	2,771	2,610	2,523

Operating Results

Year Ended December 31, 2016 versus December 31, 2015

The Company reported net income attributable to Lazard Group of $466 million, as compared to net income of $443 million in 2015. The changes in the Company’s operating results during these periods are described below.

Net revenue decreased $20 million, or 1%, with operating revenue decreasing $36 million, or 2%, as compared to 2015. Fee revenue from investment banking and other advisory activities increased $22 million, or 2%, primarily due to an increase in Restructuring revenue, which generally reflected a higher level of activity in the U.S. energy sector in 2016. This increase was partially offset by a decrease in M&A and Other Advisory fees, which primarily reflected a lower level of closings, and a decrease in the average transaction fee with respect to completed transactions involving fees greater than $1 million, as compared to 2015. Asset Management fees, including incentive fees, decreased $38 million, or 4%, as compared to 2015, due primarily to a decrease in average AUM, a change in the mix of AUM and a decrease in incentive fees. In the aggregate, interest income, other revenue and interest expense decreased $4 million, or 13%, as compared to 2015, primarily due to a $24 million gain in 2015 on the disposal of the Company’s Australian private equity business (which relates primarily to the realization of carried interest at fair value), partially offset by, in 2016, (i) the gain on the acquisition of MBA Lazard (which resulted from the increase in the fair value of the Company’s investment in MBA Lazard prior to the acquisition) and (ii) higher gains attributable to investments held in connection with LFI.

Compensation and benefits expense increased $19 million, or 1%, as compared to 2015, primarily due to higher amortization expense.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $1.324 billion, an increase of $5 million as compared to $1.319 billion in 2015. The ratio of adjusted compensation and benefits expense to operating revenue was 56.5% for 2016, as compared to 55.4% for 2015. Awarded compensation and benefits expense in 2016 was $1.307 billion, a decrease of $22 million, or 2%, when compared to $1.329 billion in 2015. The ratio of awarded compensation and benefits expense to operating revenue was 55.8% for each of 2016 and 2015. The year-end deferred incentive compensation awarded for 2016 was $342 million, representing a $6 million, or 2%, increase compared to 2015. As described above, when analyzing compensation and benefits expense on a full-year basis, we believe that awarded compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years.

Non-compensation expense decreased $57 million, or 12%, as compared to 2015, primarily due to charges of $3 million and $60 million related to the redemption of the Company’s 2017 Notes in 2016 and 2015, respectively. Adjusted non-compensation expense, which excludes such charges, as well as non-compensation costs relating to noncontrolling interests, remained substantially unchanged as compared to 2015. The ratio of adjusted non-compensation expense to operating revenue was 18.4%, as compared to 18.1% in 2015.

Amortization and other acquisition-related costs increased $27 million as compared to 2015, primarily due to the change in fair value of the contingent consideration associated with the Edgewater business acquisition.

Operating income decreased $9 million or 2% as compared to 2015. In 2016, operating income included (i) a charge relating to the redemption of the remaining balance of the Company’s 2017 Notes and (ii) amortization and other acquisition-related costs. In 2015, operating income included a charge relating to the redemption of a significant portion of the Company’s 2017 Notes.

Earnings from operations decreased $40 million, or 6%, as compared to 2015. In 2016, earnings from operations excluded (i) a charge relating to the redemption of the remaining balance of the Company’s 2017 Notes and (ii) amortization and other acquisition-related costs. In 2015, earnings from operations excluded the charge related to the redemption of a significant portion of the Company’s 2017 Notes. Earnings from operations as a percentage of operating revenue was 25.2%, as compared to 26.5% in 2015.

The provision for income taxes reflects an effective tax rate of 9.5%, as compared to 15.4% for 2015. See Note 16 of Notes to Consolidated Financial Statements.

Net income attributable to noncontrolling interests remained substantially unchanged as compared to 2015.

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

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between years, as described above) was $1.319 billion, an increase of $17 million, or 1%, as compared to $1.302 billion in 2014. The ratio of adjusted compensation and benefits expense to operating revenue was 55.4% for 2015, as compared to 55.5% for 2014. Awarded compensation and benefits expense in 2015 was $1.329 billion, an increase of $24 million, or 2%, when compared to $1.305 billion in 2014. The ratio of awarded compensation and benefits expense to operating revenue was 55.8% for 2015 as compared to 55.6% for the 2014 period. The year-end deferred incentive compensation awarded for 2015 was $336 million, representing an $11 million, or 3%, increase compared to 2014. As described above, when analyzing compensation and benefits expense on a full-year basis, we believe that awarded compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years.

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

Operating income, which included the charge relating to the redemption of a significant portion of the Company’s 2017 Notes decreased $10 million or 2% as compared to 2014.

Earnings from operations, which excluded the charge related to the redemption of a significant portion of the Company’s 2017 Notes increased $23 million, or 4%, as compared to 2014, and, as a percentage of operating revenue, was 26.5%, as compared to 25.9% in 2014.

The provision for income taxes reflected an effective tax rate of 15.4%, as compared to 14.4% for 2014. The increase in the effective tax rate in 2015 as compared to 2014 primarily reflects the change in geographic mix of earnings. See Note 16 of Notes to Consolidated Financial Statements.

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

Financial Advisory

The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Year Ended December 31,
	2016	2015	2014
	($ in thousands)
M&A and Other Advisory	$1,030,891	$1,104,146	$1,010,830
Capital Raising	68,431	69,631	81,143
Total Strategic Advisory	1,099,322	1,173,777	1,091,973
Restructuring	201,722	105,851	114,761
Net Revenue	1,301,044	1,279,628	1,206,734
Operating Expenses	1,011,495	1,005,837	977,681
Operating Income	$289,549	$273,791	$229,053
Operating Income, as a % of net revenue	22.3%	21.4%	19.0%

Certain Lazard fee and transaction statistics are set forth below:

	Year Ended December 31,
	2016	2015	2014
Lazard Statistics:
Number of clients with fees greater than $1 million:
Total Financial Advisory	276	268	281
M&A and Other Advisory	217	223	228
Percentage of total Financial Advisory net revenue from top 10 clients (a)	23%	17%	15%
Number of M&A transactions completed with values greater than $500 million (b)	89	84	89

(a)	No individual client constituted more than 10% of our Financial Advisory segment net revenue in the years ended December 31, 2016, 2015 or 2014.
(b)	Source: Dealogic as of January 6, 2017.

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

	Year Ended December 31,
	2016	2015	2014
North America	59%	54%	54%
Europe	37	38	39
Rest of World	4	8	7
Total	100%	100%	100%

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

Financial Advisory Results of Operations

Year Ended December 31, 2016 versus December 31, 2015

Financial Advisory net revenue increased $21 million, or 2%, as compared to 2015. Total Strategic Advisory net revenue, representing fees from our M&A and Other Advisory and Capital Raising businesses, decreased $75 million, or 6%, and Restructuring revenue increased $96 million, or 91%, as compared to 2015.

M&A and Other Advisory revenue decreased $73 million, or 7%, and Capital Raising revenue decreased $1 million, or 2%, as compared to 2015. The decrease in M&A and Other Advisory fee revenue primarily reflected a lower level of closings, and a decrease in the average transaction fee with respect to completed transactions involving fees greater than $1 million, as compared to 2015. Clients which in the aggregate represented a significant portion of our M&A and Other Advisory revenue in 2016 included Anheuser-Busch InBev, ARM Holdings, Columbia Pipeline Group, Pepco, Starwood Hotels & Resorts, Tyco and Xerox.

Restructuring revenue in 2016 primarily reflected a higher level of activity in the U.S. energy sector in 2016. Clients which in the aggregate represented a significant portion of our Restructuring revenue in 2016 included Pacific Exploration & Production, Peabody Energy, Seventy Seven Energy, The Official Committee of Unsecured Creditors of Energy Future Holdings and Vantage Drilling.

Operating expenses increased $6 million, or 1%, as compared to 2015, primarily due to an increase in amortization of deferred incentive compensation and, in 2016, amortization and other acquisition-related costs.

Financial Advisory operating income was $290 million, an increase of $16 million, or 6%, as compared to operating income of $274 million in 2015 and, as a percentage of net revenue, was 22.3%, as compared to 21.4% in  2015.

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

Asset Management

The following table shows the composition of AUM for the Asset Management segment (see Item 1, “Business—Principal Business Lines—Asset Management—Investment Strategies”):

	As of December 31,
	2016	2015 (a)	2014 (a)
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$41,363	$36,203	$48,459
Global	30,567	30,867	33,095
Local	36,243	32,646	32,907
Multi-Regional	54,668	51,779	46,451
Total Equity	162,841	151,495	160,912
Fixed Income:
Emerging Markets	15,580	14,378	14,227
Global	3,483	3,533	3,222
Local	4,245	4,016	3,710
Multi-Regional	7,847	8,460	9,951
Total Fixed Income	31,155	30,387	31,110
Alternative Investments	2,422	3,297	3,799
Private Equity	1,253	858	1,091
Cash Management	239	343	191
Total AUM	$197,910	$186,380	$197,103

(a) Certain prior period amounts have been reclassified to conform to the current period presentation.

Total AUM at December 31, 2016 was $198 billion, an increase of $12 billion, or 6%, as compared to total AUM of $186 billion at December 31, 2015, due to market appreciation and net inflows, partially offset by adverse foreign exchange movements. Average AUM for the year ended December 31, 2016 decreased $1 billion, or 1%, as compared to 2015.

As of December 31, 2016, approximately 88% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, compared to approximately 89% as of December 31, 2015, and, as of December 31, 2016, approximately 12% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, compared to approximately 11% at December 31, 2015.

As of December 31, 2016, AUM with foreign currency exposure represented approximately 70% of our total AUM, as compared to 72% at December 31, 2015. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following table is a summary of changes in AUM by asset class for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$151,495	$31,722	$(30,931)	$791	$13,568	$(3,013)	$162,841
Fixed Income	30,387	6,354	(6,522)	(168)	1,396	(460)	31,155
Other	4,498	1,150	(1,613)	(463)	22	(143)	3,914
Total	$186,380	$39,226	$(39,066)	$160	$14,986	$(3,616)	$197,910

Inflows in the Equity asset class were primarily attributable to the Multi-Regional, Emerging Markets and Global equity platforms, and inflows in the Fixed Income asset class were primarily attributable to the Emerging Markets and Multi-Regional platforms. Outflows in the Equity asset class were primarily attributable to the Multi-Regional, Emerging Markets and Global equity platforms, and outflows in the Fixed Income asset class were primarily attributable to the Emerging Markets and Multi-Regional platforms.

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

         As of February 16, 2017, AUM was $209.0 billion, an $11.1 billion increase since December 31, 2016. The increase in AUM was due to market appreciation of $7.7 billion, net inflows of $0.8 billion and foreign exchange appreciation of $2.6 billion.

Average AUM for the years ended December 31, 2016, 2015 and 2014 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Year Ended December 31,
	2016	2015	2014
	($ in millions)
Average AUM by Asset Class:
Equity	$158,747	$159,216	$160,455
Fixed Income	31,516	32,137	29,843
Alternative Investments	3,273	3,547	4,408
Private Equity	948	934	1,130
Cash Management	324	153	201
Total Average AUM	$194,808	$195,987	$196,037

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Year Ended December 31,
	2016	2015	2014
	($ in thousands)
Revenue:
Management Fees	$966,797	$1,000,018	$1,018,772
Incentive Fees	15,590	25,075	51,866
Other Income	68,929	86,012	63,957
Net Revenue	1,051,316	1,111,105	1,134,595
Operating Expenses	769,737	736,798	749,345
Operating Income	$281,579	$374,307	$385,250
Operating Income, as a % of net revenue	26.8%	33.7%	34.0%

Our top ten clients accounted for 21%, 21% and 24% of our total AUM at December 31, 2016, 2015 and 2014, respectively, and no individual client constituted more than 10% of our Asset Management segment net revenue during any of the respective years.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Year Ended December 31,
	2016	2015	2014
North America	60%	59%	62%
Europe	29	29	29
Rest of World	11	12	9
Total	100%	100%	100%

Asset Management Results of Operations

Year Ended December 31, 2016 versus December 31, 2015

Asset Management net revenue decreased $60 million, or 5%, as compared to 2015. Management fees decreased $33 million, or 3%, as compared to 2015, primarily due to lower average AUM and a change in the mix of AUM. Incentive fees decreased $9 million, or 38%, as compared to 2015. Other revenue decreased $17 million, or 20%, as compared to 2015, principally due to a $24 million gain in 2015 on the disposal of the Company’s Australian private equity business (which relates primarily to the realization of carried interest at fair value).

Operating expenses increased $33 million, or 4%, as compared to 2015, primarily due to the change in the fair value of the contingent consideration associated with the Edgewater business acquisition.

Asset Management operating income was $282 million, a decrease of $93 million, or 25%, as compared to operating income of $374 million in 2015 and, as a percentage of net revenue, was 26.8%, as compared to 33.7% in  2015.

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

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Year Ended December 31,
	2016	2015	2014
	($ in thousands)
Interest Income	$3,601	$3,530	$9,702
Interest Expense	(52,896)	(54,695)	(68,200)
Net Interest (Expense)	(49,295)	(51,165)	(58,498)
Other Revenue (Expense)	26,806	10,708	17,905
Net Revenue (Expense)	(22,489)	(40,457)	(40,593)
Operating Expenses (a)	26,646	76,796	32,735
Operating Income (Loss)	$(49,135)	$(117,253)	$(73,328)

(a)

Includes, (i) in 2016, $3,148 relating to the redemption of the remaining portion of the Company’s 2017 Notes and (ii) in 2015, $60,219 relating to the redemption of a significant portion of the Company’s 2017 Notes.

Corporate Results of Operations

Year Ended December 31, 2016 versus December 31, 2015

Net interest expense decreased $2 million, or 4%, as compared to 2015

Other revenue increased $16 million as compared to 2015, primarily due to the gain on the acquisition of MBA Lazard (which resulted from the increase in the fair value of the Company’s investment in MBA Lazard prior to the acquisition) as well as gains attributable to investments held in connection with LFI.

Operating expenses decreased $50 million as compared to 2015.  Operating expenses included, in 2016, a charge of $3 million relating to the redemption of the remaining portion of the Company’s 2017 Notes, and, in 2015, a charge of $60 million related to the redemption of a significant portion of the Company’s 2017 Notes. Excluding the impact of such charges, operating expenses increased $7 million compared to 2015, primarily due to an increase in amortization of deferred incentive compensation, including an increase in amortization pertaining to LFI.

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

Operating expenses increased $44 million as compared to 2014, including in 2015, a charge of $60 million related to the redemption of a significant portion of the Company’s 2017 Notes. Excluding the impact of such charge, operating expenses decreased $16 million, or 49%, compared to 2014, primarily due to decreased compensation and benefits expense.

Cash Flows

The Company’s cash flows are influenced primarily by the timing of the receipt of Financial Advisory and Asset Management fees, the timing of distributions to members, payments of incentive compensation to managing directors and employees and purchases of Lazard Ltd Class A common stock. Cash flows also were affected (i) in 2016, by the issuance of the 2027 Notes and the redemption of the remaining balance of the 2017 Notes, and (ii) in 2015, by the redemption of $450 million of the 2017 Notes and the issuance of the 2025 Notes. M&A and Other Advisory and Asset Management fees are generally collected within 60 days of billing, while Restructuring fee collections may extend beyond 60 days, particularly those that involve bankruptcies with court-ordered holdbacks. Fees from our Private Capital Advisory (which we historically referred to as Private Fund Advisory) activities are generally collected over a four-year period from billing and typically include an interest component.

The Company makes cash payments for, or in respect of, a significant portion of its incentive compensation during the first three months of each calendar year with respect to the prior year’s results. In addition, during 2014, the Company made cash payments, including severance payments, associated with certain staff reductions.

Summary of Cash Flows:

	Year Ended December 31,
	2016	2015	2014
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$472.3	$449.3	$463.2
Adjustments to reconcile net income to net cash provided by operating activities (a)	391.9	391.3	348.6
Other operating activities (b)	(229.3)	(71.7)	(89.4)
Net cash provided by operating activities	634.9	768.9	722.4
Investing activities	(37.6)	(26.0)	(20.1)
Financing activities (c)	(442.0)	(585.3)	(561.9)
Effect of exchange rate changes	(49.7)	(49.0)	(55.5)
Net Increase in Cash and Cash Equivalents	105.6	108.6	84.9
Cash and Cash Equivalents:
Beginning of Period	1,025.8	917.2	832.3
End of Period	$1,131.4	$1,025.8	$917.2

(a)	Consists of the following:

	Year Ended December 31,
	2016	2015	2014
	($ in millions)
Depreciation and amortization of property	$33.3	$32.8	$34.5
Amortization of deferred expenses and stock units	340.9	319.8	295.0
Deferred tax provision (benefit)	(5.2)	(2.9)	12.7
Amortization and other acquisition-related costs	32.5	5.8	6.4
Gain on acquisition of portion of business already owned	(12.7)	-	-
Gain on disposal of subsidiaries	-	(24.4)	-
Loss on extinguishment of debt	3.1	60.2	-
Total	$391.9	$391.3	$348.6

(b)	Includes net changes in operating assets and liabilities.
(c)

Consists primarily of purchases of shares of Lazard Ltd Class A common stock, tax withholdings related to the settlement of vested restricted stock units (“RSUs”), vested restricted stock awards and vested performance-based restricted stock units (“PRSUs”), and distributions to members and noncontrolling interest holders and activity relating to borrowings (including, in 2016 and 2015, the redemption of the Company’s 2017 Notes and issuance of the 2027 Notes and the 2025 Notes).

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

Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”, or in “investments” for interest-bearing deposits having original maturities of greater than three months. In the year ended December 31, 2016, as reflected on the consolidated statements of financial condition, “deposits and other customer payables” decreased as compared to December 31, 2015. In the same period, interest-bearing deposits recorded in “investments” also decreased, this being partially offset by an increase in “deposits with banks and short-term investments”.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, distributions to members, purchases of shares of Lazard Ltd Class A common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At December 31, 2016, Lazard Group had approximately $1.1 billion of cash, with such amount including approximately $464 million held at Lazard’s operations outside the U.S. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, we expect that no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of December 31, 2016, Lazard had approximately $179 million in unused lines of credit available to it, including a $150 million, five-year, senior revolving credit facility with a group of lenders that expires in September 2020 (the “Amended and Restated Credit Agreement”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $21 million (at December 31, 2016 exchange rates).

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

Financing Activities

The table below sets forth our corporate indebtedness as of December 31, 2016 and 2015. The agreements with respect to this indebtedness are discussed in more detail in our consolidated financial statements and related notes included elsewhere in this Form 10-K. The table, as of December 31, 2015, reflects the retrospective application of new disclosure guidance on debt issuance costs. See Note 3 of Notes to Consolidated Financial Statements.

		Outstanding as of
		December 31, 2016			December 31, 2015
Senior Debt	Maturity Date	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2017 Senior Notes	2017	$-	$-	$-	$98.4	$0.2	$98.2
Lazard Group 2020 Senior Notes	2020	500.0	3.6	496.4	500.0	4.5	495.5
Lazard Group 2025 Senior Notes	2025	400.0	3.8	396.2	400.0	4.3	395.7
Lazard Group 2027 Senior Notes	2027	300.0	4.0	296.0	-	-	-
		$1,200.0	$11.4	$1,188.6	$998.4	$9.0	$989.4

During November 2016, Lazard Group completed an offering of the 2027 Notes. Lazard Group used a portion of the net proceeds of the 2027 Notes to redeem or otherwise retire the remaining $98 million of 2017 Notes, which, including the recognition of unamortized issuance costs, resulted in a loss on debt extinguishment in connection with the redemption of such 2017 Notes of approximately $3 million.

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended December 31, 2016, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.32 to 1.00 and its Consolidated Interest Coverage Ratio being 19.68 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of December 31, 2016.

In addition, the Amended and Restated Credit Agreement, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At December 31, 2016, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 11 of Notes to Consolidated Financial Statements for additional information regarding senior debt.

Members’ Equity

At December 31, 2016, total members’ equity was $736 million, as compared to $703 million and $494 million at December 31, 2015 and 2014, respectively, including $679 million, $650 million and $432 million attributable to Lazard Group on the respective dates. The net activity in members’ equity during the years ended December 31, 2016 and 2015 is reflected in the table below:

	Year Ended December 31,
	2016	2015
	($ in millions)
Members’ Equity - Beginning of Year	$703	$494
Increase (decrease) due to:
Net income	472	449
Other comprehensive loss	(81)	(26)
Amortization of share-based incentive compensation	261	227
Purchase of Lazard Ltd Class A common stock	(300)	(216)
Settlement of share-based incentive compensation (a)	(56)	(107)
Distribution to members and noncontrolling interests, net	(303)	(146)
Lazard Ltd Class A common stock issuable related to business acquisitions	31	-
Contribution from member	-	30
Other - net	9	(2)
Members’ Equity - End of year	$736	$703

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

Year Ended December 31:	Number of Shares	Average Price Per Share
2014	4,114,206	$46.83
2015	3,438,789	$50.24
2016	8,551,271	$35.11

On November 1, 2016, the Board of Directors of Lazard authorized the repurchase of up to $236 million of additional shares of Lazard Ltd Class A common stock, which authorization will expire on December 31, 2018. As of December 31, 2016, a total of $355 million of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, $119 million of which will expire on December 31, 2017 and $236 million of which will expire on December 31, 2018.

During the year ended December 31, 2016, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases in the open market.

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

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 18 of Notes to Consolidated Financial Statements for further information. These regulations differ in the U.S., the U.K., France and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see Item 1, “Business—Regulation” included in this Form 10-K and Note 18 of Notes to Consolidated Financial Statements.

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of December 31, 2016:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior debt (including interest) (a)	$1,524,076	$45,222	$94,250	$573,000	$811,604
Operating leases (exclusive of $45,643 of committed sublease income)	828,121	75,959	138,592	123,995	489,575
Capital leases (including interest)	7,357	7,282	70	5	-
Investment capital funding commitments (b)	9,183	9,183	-	-	-
Total (c)	$2,368,737	$137,646	$232,912	$697,000	$1,301,179

(a)	See Note 11 of Notes to Consolidated Financial Statements.
(b)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $6,886 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders. See Note 6 of Notes to Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.

(c)

The table above excludes contingent obligations, as well as any possible payments for uncertain tax positions given the inability to make a reasonably reliable estimate of the timing of the amounts of any such payments. See also Notes 12, 14, 15 and 16 of Notes to Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes, respectively.

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

Revenue Recognition

Lazard generates substantially all of its net revenue from providing Financial Advisory and Asset Management services to clients. Lazard recognizes revenue when the following criteria are met:

•	there is persuasive evidence of an arrangement with a client;
•	the agreed-upon services have been provided;
•	fees are fixed or determinable; and
•	collection is reasonably assured.

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

We recognize a deferred tax asset if it is more likely than not (defined as a likelihood of greater than 50%) that a tax benefit will be accepted by a taxing authority. The measurement of deferred tax assets and liabilities is based upon currently enacted tax rates in the applicable jurisdictions. At December 31, 2016, on a consolidated basis, we recorded gross deferred tax assets of approximately $138 million with such amount partially offset by a valuation allowance of approximately $55 million (as described below).

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

Certain of our tax-paying entities have individually experienced losses on a cumulative three year basis. In addition, one of our tax paying entities has recorded a valuation allowance on substantially all of its deferred tax assets due to the combined effect of operating losses in certain subsidiaries of that entity as well as foreign taxes that together substantially offset any U.S. tax liability. Taking into account all available information, we cannot determine that it is more likely than not that deferred tax assets held by these entities will be realized. Consequently, we have recorded valuation allowances on $55 million of deferred tax assets held by these entities as of December 31, 2016.

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

See Item 1A, “Risk Factors” and Note 16 of Notes to Consolidated Financial Statements for additional information related to income taxes.

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

Data relating to investments is set forth below:

	December 31,
	2016	2015
	($ in thousands)
Seed investments by asset class:
Equities (a)	$99,669	$85,419
Fixed income	16,406	4,220
Alternative investments	18,172	56,505
Total seed investments	134,247	146,144
Other investments owned:
Private equity (b)	96,089	83,729
Interest-bearing deposits (c)	456	54,885
Fixed income and other	22,908	21,872
Total other investments owned	119,453	160,486
Subtotal	253,700	306,630
Add:
Equity method (d)	222	8,917
Private equity consolidated, not owned (e)	26,332	16,490
LFI (f)	179,168	198,675
Total investments	$459,422	$530,712

(a)	At December 31, 2016 and 2015, seed investments in directly owned equity securities were invested as follows:

	December 31,
	2016	2015
Percentage invested in:
Financials	30%	33%
Consumer	28	30
Industrial	13	13
Technology	12	9
Other	17	15
Total	100%	100%

(b)

Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $34 million and $30 million as of December 31, 2016 and 2015, respectively.

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

At December 31, 2016 and 2015, total investments with a fair value of $459 million and $467 million, respectively, included $130 million and $123 million, respectively, or 28% and 26%, respectively, of investments that were classified using NAV or its equivalent as a practical expedient. See Notes 5 and 6 of Notes to Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of December 31, 2016 and 2015, the Company held seed investments of approximately $134 million and $146 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $41 million in six entities as of December 31, 2016, as compared to $49 million in eleven entities as of December 31, 2015.

During the year ended December 31, 2016, the Company did not consolidate or deconsolidate any seed investment entities. As such, 100% of the recorded balance of seed investments as of December 31, 2016 represented the Company’s economic interest in the seed investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed investment entities.

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

Equity Market Price Risk—At December 31, 2016 and 2015, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $110 million and $129 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $1.0 million and $1.8 million in the carrying value of such investments as of December 31, 2016 and 2015, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At December 31, 2016 and 2015, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $53 million and $38 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $0.9 million and $0.1 million in the carrying value of such investments as of December 31, 2016 and 2015, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At both December 31, 2016 and 2015, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $64 million. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. dollar would result in a decrease of approximately $1.7 million and $1.0 million in the carrying value of such investments as of December 31, 2016 and 2015, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At December 31, 2016 and 2015, the Company’s exposure to changes in fair value of such investments was approximately $96 million and $84 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $9.6 million and $8.4 million in the carrying value of such investments as of December 31, 2016 and 2015, respectively.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At December 31, 2016, total receivables amounted to $667 million, net of an allowance for doubtful accounts of $16 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries, and customers and other receivables comprised 85%, 11% and 4% of total receivables, respectively. At December 31, 2015, total receivables amounted to $606 million, net of an allowance for doubtful accounts of $13 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries, and customers and other receivables comprised 70%, 18% and 12% of total receivables, respectively. At December 31, 2016 and 2015, the Company had receivables past due or deemed uncollectible of approximately $22 million and $20 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit (primarily for clients of LFG). At December 31, 2016 and 2015, customer receivables included $51 million and $38 million of LFB loans, respectively, with such loans being fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $2 million and $1 million at December 31, 2016 and 2015, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $12 million and $2 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $170 million and $194 million at December 31, 2016 and 2015, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of December 31, 2016, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $11 million in the event interest rates were to increase by 1% and decrease by approximately $11 million if rates were to decrease by 1%.

As of December 31, 2016, the Company’s cash and cash equivalents totaled approximately $1.1 billion. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and (iii) in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited the Company’s internal control over financial reporting as of December 31, 2016, as stated in their report which appears under “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Lazard Group LLC:

We have audited the internal control over financial reporting of Lazard Group LLC and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report On Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as listed in the Index at Item 8 as of and for the year ended December 31, 2016 of the Company, and our report dated February 27, 2017, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/    Deloitte & Touche LLP

New York, New York

February 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Lazard Group LLC:

We have audited the accompanying consolidated statements of financial condition of Lazard Group LLC and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in members’ equity for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lazard Group LLC and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2017, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

New York, New York

February 27, 2017

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2016 and 2015

(dollars in thousands)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$1,131,440	$1,025,844
Deposits with banks and short-term investments	419,668	389,861
Cash deposited with clearing organizations and other segregated cash	29,030	34,948
Receivables (net of allowance for doubtful accounts of $16,386 and $12,882 at December 31, 2016 and 2015, respectively):
Fees	564,291	423,817
Customers and other	73,991	73,396
Lazard Ltd subsidiaries	28,702	108,817
	666,984	606,030
Investments	459,422	530,712
Property (net of accumulated amortization and depreciation of $285,997 and $265,505 at December 31, 2016 and 2015, respectively)	208,997	207,165
Goodwill and other intangible assets (net of accumulated amortization of $59,618 and $57,561 at December 31, 2016 and 2015, respectively)	358,982	326,976
Deferred tax assets	59,767	52,695
Other assets	181,694	214,823
Total Assets	$3,515,984	$3,389,054

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2016 and 2015

(dollars in thousands)

	December 31,
	2016	2015
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$472,283	$506,665
Accrued compensation and benefits	539,944	570,409
Senior debt	1,188,600	989,358
Payable to Lazard Ltd subsidiaries	60,898	104,893
Deferred tax liabilities	8,625	11,104
Capital lease obligations	7,205	9,028
Other liabilities	502,289	494,697
Total Liabilities	2,779,844	2,686,154
Commitments and contingencies
MEMBERS’ EQUITY
Members' equity (net of 6,697,790 and 3,322,385 shares of Lazard Ltd Class A common stock, at a cost of $244,518 and $161,288 at December 31, 2016 and 2015, respectively)	949,669	839,517
Accumulated other comprehensive loss, net of tax	(270,775)	(189,758)
Total Lazard Group LLC Members' Equity	678,894	649,759
Noncontrolling interests	57,246	53,141
Total Members’ Equity	736,140	702,900
Total Liabilities and Members’ Equity	$3,515,984	$3,389,054

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
REVENUE
Investment banking and other advisory fees	$1,298,364	$1,276,096	$1,201,424
Asset management fees	998,887	1,036,821	1,080,842
Interest income	5,449	5,661	11,108
Other	80,901	86,583	75,567
Total revenue	2,383,601	2,405,161	2,368,941
Interest expense	53,730	54,885	68,205
Net revenue	2,329,871	2,350,276	2,300,736
OPERATING EXPENSES
Compensation and benefits	1,338,819	1,319,620	1,313,550
Occupancy and equipment	109,237	109,841	111,522
Marketing and business development	82,975	81,541	88,029
Technology and information services	97,442	95,526	91,119
Professional services	42,772	46,796	44,495
Fund administration and outsourced services	63,420	61,363	65,457
Amortization and other acquisition-related costs	32,539	5,821	6,387
Other	40,674	98,923	39,202
Total operating expenses	1,807,878	1,819,431	1,759,761
OPERATING INCOME	521,993	530,845	540,975
Provision for income taxes	49,673	81,548	77,815
NET INCOME	472,320	449,297	463,160
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	5,993	6,559	6,156
NET INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$466,327	$442,738	$457,004

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
NET INCOME	$472,320	$449,297	$463,160
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	(56,619)	(44,062)	(43,861)
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $(2,754), $5,644 and $(9,045) for the years ended December 31, 2016, 2015 and 2014, respectively)	(26,924)	11,283	(21,983)
Adjustment for items reclassified to earnings (net of tax expense of $1,757, $1,507 and $1,923 for the years ended December 31, 2016, 2015, and 2014, respectively)	2,526	6,309	4,749
OTHER COMPREHENSIVE LOSS, NET OF TAX	(81,017)	(26,470)	(61,095)
COMPREHENSIVE INCOME	391,303	422,827	402,065
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	5,993	6,559	6,153
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$385,310	$416,268	$395,912

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$472,320	$449,297	$463,160
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	33,268	32,785	34,463
Amortization of deferred expenses and share-based incentive compensation	340,903	319,744	294,960
Amortization and other acquisition-related costs	32,539	5,821	6,387
Deferred tax provision (benefit)	(5,225)	(2,898)	12,733
Loss on extinguishment of debt	3,148	60,219	-
Gain on acquisition of portion of business already owned	(12,668)	-	-
Gain on disposal of subsidiaries	-	(24,388)	-
(Increase) decrease in operating assets:
Deposits with banks and short-term investments	(44,278)	(207,373)	8,544
Cash deposited with clearing organizations and other segregated cash	5,767	6,909	15,656
Receivables-net	(76,014)	(75,340)	(57,618)
Investments	60,353	64,232	(159,544)
Other assets	(53,391)	(109,321)	(113,622)
Increase (decrease) in operating liabilities:
Deposits and other payables	(17,095)	204,886	32,541
Accrued compensation and benefits and other liabilities	(104,698)	44,327	184,704
Net cash provided by operating activities	634,929	768,900	722,364
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(38,749)	(26,629)	(22,184)
Disposals of property	1,096	677	2,085
Net cash used in investing activities	(37,653)	(25,952)	(20,099)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from noncontrolling interests	93	275	1,332
Issuance of senior debt, net of expenses	296,757	396,272	-
Excess tax benefits from share-based incentive compensation	4,072	13,300	5,149
Other financing activities	24,484	-	200
Payments for:
Senior debt	(101,441)	(509,098)	-
Capital lease obligations	(1,619)	(1,826)	(2,171)
Distributions to noncontrolling interests	(1,981)	(16,286)	(11,546)
Purchase of Lazard Ltd Class A common stock	(300,217)	(215,642)	(141,192)
Distribution to members	(301,262)	(129,787)	(322,369)
Settlement of vested share-based incentive compensation	(56,078)	(120,116)	(85,442)
Other financing activities	(4,797)	(2,371)	(5,840)
Net cash used in financing activities	(441,989)	(585,279)	(561,879)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(49,691)	(49,037)	(55,451)
NET INCREASE IN CASH AND CASH EQUIVALENTS	105,596	108,632	84,935
CASH AND CASH EQUIVALENTS—January 1	1,025,844	917,212	832,277
CASH AND CASH EQUIVALENTS—December 31	$1,131,440	$1,025,844	$917,212

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$49,700	$49,086	$66,049
Income taxes, net of refunds	$66,923	$56,564	$48,722

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total
	Members'	Income (Loss),	Members'	Noncontrolling	Members'
	Equity	Net of Tax	Equity	Interests	Equity
Balance - January 1, 2014	$571,668	$(102,196)	$469,472	$66,654	$536,126
Comprehensive income (loss):
Net income	457,004		$457,004	6,156	463,160
Other comprehensive loss - net of tax		(61,092)	(61,092)	(3)	(61,095)
Amortization of share-based incentive compensation	206,195		206,195		206,195
Distributions to members and noncontrolling interests, net	(322,369)		(322,369)	(10,214)	(332,583)
Purchase of Lazard Ltd Class A common stock	(232,220)		(232,220)		(232,220)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation and related tax benefit of $4,783	(80,659)		(80,659)		(80,659)
Business acquisitions and related equity transactions:
Delivery of Lazard Ltd Class A common stock	285		285		285
Lazard Ltd Class A common stock issuable (including related amortization)	570		570		570
Other	(5,640)		(5,640)	-	(5,640)
Balance - December 31, 2014 (*)	$594,834	$(163,288)	$431,546	$62,593	$494,139

(*) Includes 129,766,090 common membership interests issued at December 31,2014. Also includes profit participation interests and two managing member interests.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total
	Members'	Income (Loss),	Members’	Noncontrolling	Members’
	Equity	Net of Tax	Equity	Interests	Equity
Balance - January 1, 2015	$594,834	$(163,288)	$431,546	$62,593	$494,139
Comprehensive income (loss):
Net income	442,738		442,738	6,559	449,297
Other comprehensive loss - net of tax		(26,470)	(26,470)		(26,470)
Amortization of share-based incentive compensation	226,723		226,723		226,723
Contribution from member	30,000		30,000		30,000
Distribution to members and noncontrolling interests, net	(129,787)		(129,787)	(16,011)	(145,798)
Purchase of Lazard Ltd Class A common stock	(215,642)		(215,642)		(215,642)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation and related tax benefit of $13,138	(106,978)		(106,978)		(106,978)
Other	(2,371)		(2,371)	-	(2,371)
Balance - December 31, 2015 (*)	$839,517	$(189,758)	$649,759	$53,141	$702,900

(*) At December 31, 2015, in addition to profit participation interests, there were two managing member interests.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total
	Member's	Income (Loss),	Members’	Noncontrolling	Members’
	Equity	Net of Tax	Equity	Interests	Equity
Balance - January 1, 2016	$839,517	$(189,758)	$649,759	$53,141	$702,900
Comprehensive income (loss):
Net income	466,327		466,327	5,993	472,320
Other comprehensive loss - net of tax		(81,017)	(81,017)	-	(81,017)
Amortization of share-based incentive compensation	261,462		261,462		261,462
Distribution to members and noncontrolling interests, net	(301,262)		(301,262)	(1,888)	(303,150)
Purchase of Lazard Ltd Class A common stock	(300,217)		(300,217)		(300,217)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation and related tax expense of $220	(56,298)		(56,298)		(56,298)
Business acquisitions and related equity transactions:
Delivery of Lazard Ltd Class A common stock and related tax benefit of $3	3,390		3,390		3,390
Lazard Ltd Class A common stock issuable (including related amortization)	31,139		31,139		31,139
Other	5,611		5,611	-	5,611
Balance - December 31, 2016 (*)	$949,669	$(270,775)	$678,894	$57,246	$736,140

(*) At December 31, 2016, in addition to profit participation interests, there were two managing member interests.

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of December 31, 2016 and 2015. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group. LAZ-MD Holdings LLC (“LAZ-MD Holdings”), an entity formerly owned by Lazard Group’s current and former managing directors, held approximately 0.5% of the outstanding Lazard Group common membership interests as of January 1, 2014. As of January 1, 2014, LAZ-MD Holdings was also the sole owner of the one issued and outstanding share of Lazard Ltd’s Class B common stock (the “Class B common stock”). In May 2014, the remaining outstanding Lazard Group common membership interests held by LAZ-MD Holdings were exchanged for shares of Lazard Ltd’s Class A common stock, par value $0.01 per share (“Class A common stock”), and the sole issued and outstanding share of Lazard Ltd’s Class B common stock was automatically converted into one share of Lazard Ltd’s Class A common stock pursuant to the provisions of Lazard Ltd’s bye-laws, resulting in only one outstanding class of common stock (the “Final Exchange of LAZ-MD Interests”). Following the Final Exchange of LAZ-MD Interests, Lazard Group became a wholly-owned indirect subsidiary of Lazard Ltd.

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

When the Company does not have a controlling interest in an entity, but exerts significant influence over such entity’s operating and financial decisions, the Company either (i) applies the equity method of accounting in which it records a proportionate share of the entity’s net earnings, or (ii) elects the option to measure at fair value. Intercompany transactions and balances have been eliminated.

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

Certain prior period amounts have been reclassified to conform to the current period presentation as a result of the adoption of the new guidance on classification of debt issuance costs and the impact of such guidance on the consolidated statements of financial condition.

2.	SIGNIFICANT ACCOUNTING POLICIES

The accounting policies below relate to reported amounts and disclosures in the consolidated financial statements.

Foreign Currency Translation—The consolidated financial statements are presented in U.S. Dollars. Many of the Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. Dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. Dollars at year-end exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. Dollars are reported in “accumulated other comprehensive income (loss), net of tax” (“AOCI”). Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of operations. Foreign currency remeasurement gains (losses), net of hedge transactions (see Note 7) amounted to $(1,465), $1,467 and $296, respectively, for the years ended December 31, 2016, 2015 and 2014, and are included in “revenue-other” on the respective consolidated statements of operations.

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

•	the adequacy of the allowance for doubtful accounts;
•	the realization of deferred tax assets and adequacy of tax reserves for uncertain tax positions;
•	the outcome of litigation;
•	the carrying amount of goodwill and other intangible assets;
•	the amortization period of intangible assets;
•	the valuation of shares issued or issuable that contain transfer restrictions;
•	the vesting of share-based and other deferred compensation plan awards; and

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

•	other matters that affect the reported amounts and disclosure of contingencies in the consolidated financial statements.

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

Property-net—Property is stated at cost or, in the case of property under capital leases, the present value of the future minimum lease payments, less accumulated depreciation and amortization. Buildings represent owned property and amounts recorded pursuant to capital leases (see Notes 8 and 12), with the related obligations recorded as capital lease obligations. Such buildings are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are capitalized and are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Depreciation of furniture and equipment, including computer hardware and software, is determined on a straight-line basis using estimated useful lives. Depreciation and amortization expense aggregating $33,268, $32,785 and $34,463 for the years ended December 31, 2016, 2015 and 2014, respectively, is included on the respective consolidated statements of operations in “occupancy and equipment” or “technology and information services”, depending on the nature of the underlying asset. Repairs and maintenance are expensed as incurred.

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

The Company completed its annual goodwill review as of November 1, 2016, and determined that no impairment existed.

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

    Contingent Consideration Liabilities—The contingent consideration liabilities of businesses acquired in a business combination are initially recorded at the estimated fair value and any change in the fair value is recognized in “amortization and other acquisition-related costs” in the consolidated statements of operations. The contingent consideration liability is included in “other liabilities” on the consolidated statements of financial condition.

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

Revenue Recognition

Investment Banking and Other Advisory Fees—Fees for M&A and Other Advisory services and Restructuring advisory services are recorded when (i) there is persuasive evidence of an arrangement with a client, (ii) fees are fixed or determinable, (iii) the agreed-upon services have been completed and delivered to the client or the transaction or events contemplated in the engagement letter are determined to be substantially completed, which is generally the date the related transactions are consummated and (iv) collection is reasonably assured. Expenses that are directly related to such transactions and billable to clients are deferred to match revenue recognition. “Investment banking and other advisory fees” on the Company’s consolidated statements of operations are presented net of client reimbursements of expenses. The amount of expenses reimbursed by clients for the years ended December 31, 2016, 2015 and 2014 are $16,998, $19,358 and $20,407, respectively.

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

Soft Dollar Arrangements—The Company’s Asset Management business obtains research and other services through “soft dollar” arrangements. Consistent with the “soft dollar” safe harbor established by Section 28(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Asset Management business does not have any contractual obligation or arrangement requiring it to pay for research and other services obtained through soft dollar arrangements with brokers. Instead, the provider is obligated to pay for the services. Consequently, the Company does not incur any liability and does not accrue any expenses in connection with any research or other services obtained by the Asset Management business pursuant to such soft dollar arrangements. For the year ended December 31, 2016, the Company obtained research and other services through soft dollar arrangements valued at approximately $23,000. If the use of soft dollars is limited or prohibited in the future by regulation, we may have to bear the costs of such research and other services.

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

Income Taxes—Although a portion of Lazard Group’s income is subject to U.S. federal income taxes, Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income from its U.S. operations is generally not subject to U.S. federal income taxes because such income is attributable to its partners. Lazard Group, through its subsidiaries, is subject to state and local taxes on its income apportioned to various state and local jurisdictions. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes in foreign jurisdictions. Lazard Group is also subject to Unincorporated Business Tax (“UBT”) attributable to its operations apportioned to New York City.

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

The Company recognizes interest and/or penalties related to unrecognized tax benefits in “provision for income taxes”. See Note 16 for additional information relating to income taxes.

3.	RECENT ACCOUNTING DEVELOPMENTS

Fair Value Measurement—In May 2015, the FASB issued updated guidance for the classification and disclosure of certain investments using the net asset value (“NAV”) as a practical expedient to measure the fair value of the investment. The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using NAV as a practical expedient. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015. The new guidance is to be applied on a retrospective basis. The Company elected to early adopt this guidance in the quarter ended September 30, 2015 and has removed investments that are measured at NAV as a practical expedient from the fair value hierarchy in all periods presented in the consolidated financial statements and related disclosures.

Interest—Imputation of Interest—In April 2015, the FASB issued updated guidance which requires a company to classify debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 and is to be applied on a retrospective basis. The adoption of this guidance by the Company in the first quarter of 2016 resulted in a

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

reclassification as of December 31, 2015 of $8,992 from “other assets” to “senior debt” on our consolidated financial statements and related disclosures.

Amendments to the Consolidation Analysis—In February 2015, the FASB issued updated guidance for the consolidation of certain legal entities. The updated guidance eliminates the deferral of certain consolidation standards for entities considered to be investment companies and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or VOEs. The new guidance is effective for annual reporting periods beginning after December 15, 2015. The Company adopted this guidance using the modified retrospective method with an effective date of January 1, 2016.  The adoption of this guidance did not have a material impact on our consolidated financial statements or related disclosures.  In October 2016, the FASB issued updated consolidation guidance specific to interests held through related parties that are under common control.  The new guidance requires an entity to consider those interests on a proportionate basis. The Company adopted this guidance retrospectively with an effective date of January 1, 2016, as it is required to coincide with the adoption of the February 2015 guidance.  The adoption of this guidance did not have a material impact on our consolidated financial statements or related disclosures.

Intangibles—Goodwill and Other—Internal-Use Software: Customers Accounting for Fees Paid in a Cloud Computing Arrangement—In April 2015, the FASB issued updated guidance providing clarification on whether a cloud computing arrangement that contains a software license should be accounted for as internal-use software. The new guidance is effective for annual and interim periods beginning after December 15, 2015. The adoption of this guidance by the Company in the first quarter of 2016 did not have a material impact on our consolidated financial statements.

Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting—In March 2016, the FASB issued new guidance regarding equity-based incentive compensation. The new guidance includes several amendments which affect various aspects of the accounting for equity-based incentive compensation transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance is effective for annual and interim periods beginning after December 15, 2016. The Company expects that the prospective impact of this new guidance will result in an increase or a decrease to the provision for income taxes for the delivery of stock under share-based payment arrangements, which will likely cause volatility in the effective tax rate and could be material to the consolidated statements of operations and the classification of cash flows in future periods.  Additionally, upon adoption of the new guidance, the Company expects that deferred tax assets of $17,035 will be recorded for previously unrecognized excess tax benefits outstanding in the period ended December 31, 2016, with an offsetting adjustment to retained earnings.

Revenue from Contracts with Customers—In May 2014, the Financial Accounting Standards Board (the “FASB”) issued comprehensive new revenue recognition guidance. The guidance requires a company to recognize revenue when it transfers promised services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those services and requires enhanced disclosures. The guidance also changes the accounting for certain contract costs, including whether they may be offset against revenue in the consolidated statements of operations. On July 9, 2015, the FASB approved the deferral of the effective date of the new revenue guidance by one year to annual reporting periods beginning after December 15, 2017, with early adoption being permitted for annual periods beginning after December 15, 2016. The guidance may be adopted using a full retrospective approach or a modified cumulative effect approach. During 2016, the FASB issued additional clarifications for certain aspects of the new revenue recognition guidance. The Company currently expects to adopt the revenue recognition guidance in the first quarter of 2018.  The Company’s implementation efforts include the identification of revenue within the scope of the guidance and the evaluation of revenue contracts. The Company also continues to evaluate both the timing of revenue recognition and the presentation of certain contract costs.

Classification of Certain Cash Receipts and Cash Payments—In August and November 2016, the FASB issued updated guidance which clarifies how a company should classify certain cash receipts and cash payments on the statement of cash flows and clarifies that restricted cash should be included in the total of cash and cash

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

equivalents on the statement of cash flows. The new guidance for both updates is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. The new guidance is to be applied on a retrospective basis. The Company is currently evaluating the new guidance.

Clarifying the Definition of a Business—In January 2017, the FASB issued updated guidance to clarify the definition of a business within the context of business combinations.  The updated guidance requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.  This updated guidance is expected to reduce the number of transactions that need to be further evaluated as business combinations.  If further evaluation is necessary, the updated guidance will require that a business set include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output.  The updated guidance will remove the evaluation of whether a market participant could replace missing elements.  The new guidance is effective for annual and interim periods beginning after December 15, 2017 and is to be applied on a prospective basis.  The Company is currently evaluating the new guidance.

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

Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment— In January 2017, the FASB issued updated guidance which eliminated Step 2 from the goodwill impairment test. Step 2 is the process of measuring a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires entities to measure a goodwill impairment loss as the amount by which a reporting unit’s carrying value exceeds its fair value, limited to the carrying amount of goodwill. The FASB also eliminated the requirements for entities that have reporting units with zero or negative carrying amounts to perform a qualitative assessment for the goodwill impairment test. Instead, those entities would be required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The new guidance is effective for interim or annual goodwill impairment tests performed in fiscal years beginning after December 15, 2019, with early adoption permitted.  The Company is currently evaluating the new guidance.

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

Activity in the allowance for doubtful accounts for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Year Ended December 31,
	2016	2015	2014
Beginning Balance	$12,882	$23,540	$28,777
Bad debt expense, net of recoveries	10,055	3,125	12,246
Charge-offs, foreign currency translation and other adjustments	(6,551)	(13,783)	(17,483)
Ending Balance	$16,386	$12,882	$23,540

Bad debt expense, net of recoveries is included in “investment banking and other advisory fees” on the consolidated statements of operations.

At December 31, 2016 and 2015, the Company had receivables past due or deemed uncollectible of $22,212 and $19,923, respectively.

Of the Company’s fee receivables at December 31, 2016 and 2015, $76,133 and $81,774, respectively, represented interest-bearing financing receivables. In addition, at December 31, 2016 and 2015, the Company had interest-bearing receivables from Lazard Ltd subsidiaries of $20,365 and $106,567, respectively. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of past due or uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $570,486 and $417,689 at December 31, 2016 and 2015, respectively, approximates fair value.

5.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at December 31, 2016 and 2015:

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

	December 31,
	2016	2015
Interest-bearing deposits	$456	$54,885
Debt	-	535
Equities	41,017	44,834
Funds:
Alternative investments (a)	32,441	67,600
Debt (a)	74,597	55,935
Equity (a)	188,268	197,787
Private equity	122,421	100,219
	417,727	421,541
Equity method	222	8,917
Total investments	459,422	530,712
Less:
Interest-bearing deposits	456	54,885
Equity method	222	8,917
Investments, at fair value	$458,744	$466,910
Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$4,482	$3,239

(a)

Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $13,080, $37,869 and $128,219, respectively, at December 31, 2016 and $10,996, $31,598 and $156,081, respectively, at December 31, 2015, held in order to satisfy the Company’s liability upon vesting of previously granted LFI and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 7 and 14).

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

During the years ended December 31, 2016, 2015 and 2014, the Company reported in “revenue-other” on its consolidated statements of operations net unrealized investment gains and losses pertaining to “trading” securities still held as of the reporting date as follows:

	Year Ended December 31,
	2016	2015	2014
Net unrealized investment gains (losses)	$11,816	$(19,784)	$(8,946)

6.	FAIR VALUE MEASUREMENTS

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

The fair value of the contingent consideration liability is classified as Level 3 and the estimated fair value of the liability is remeasured at each reporting period. The inputs used to derive the fair value of the contingent

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

consideration include the application of probabilities when assessing certain performance thresholds for the relevant periods.  Any change in the fair value is recognized in “amortization and other acquisition-related costs” in the consolidated statement of operations. Our business acquisitions may involve the potential payment of contingent consideration upon the achievement of certain performance thresholds.  The contingent consideration liability is initially recorded at the estimated fair value of the contingent payments on the acquisition date and is included in “other liabilities” on the consolidated statements of financial condition. See Note 12.

The fair value of derivatives entered into by the Company are classified as Level 2 and are based on the values of the related underlying assets, indices or reference rates as follows: the fair value of forward foreign currency exchange rate contracts is a function of the spot rate and the interest rate differential of the two currencies from the trade date to settlement date; the fair value of total return swaps is based on the change in fair value of the related underlying equity security, financial instrument or index and a specified notional holding; the fair value of interest rate swaps is based on the interest rate yield curve; and the fair value of derivative liabilities related to LFI and other similar deferred compensation arrangements is based on the value of the underlying investments, adjusted for forfeitures. See Note 7.

Investments Measured at Net Asset Value—As a practical expedient, the Company uses NAV or its equivalent to measure the fair value of certain investments. NAV is primarily determined based on information provided by external fund administrators. The Company’s investments valued at NAV as a practical expedient in (i) alternative investment funds, debt funds and equity funds are redeemable in the near term, and (ii) private equity funds are not redeemable in the near term as a result of redemption restrictions.

The following tables present, as of December 31, 2016 and 2015, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	December 31, 2016
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Investments:
Debt	$-	$-	$-	$-	$-
Equities	39,509	-	1,508	-	41,017
Funds:
Alternative investments	25,316	-	-	7,125	32,441
Debt	74,591	-	-	6	74,597
Equity	188,229	-	-	39	188,268
Private equity	-	-	-	122,421	122,421
Derivatives	-	1,993	-		1,993
Total	$327,645	$1,993	$1,508	$129,591	$460,737
Liabilities:
Securities sold, not yet purchased	$4,482	$-	$-	$-	$4,482
Contingent consideration liability	-	-	3,364	-	3,364
Derivatives	-	182,223	-	-	182,223
Total	$4,482	$182,223	$3,364	$-	$190,069

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

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,276	$248		$-	$(16)	$1,508
Total Level 3 Assets	$1,276	$248	$-	$-	$(16)	$1,508

Liabilities:
Contingent consideration liability	$-	$30,481	$2,950	$(30,067)	$-	$3,364
Total Level 3 Liabilities	$-	$30,481	$2,950	$(30,067)	$-	$3,364

	Year Ended December 31, 2015 (b)
		Net Unrealized/
		Realized			Foreign
		Gains /Losses			Currency
	Beginning	Included In	Purchases/	Sales/	Translation	Ending
	Balance	Earnings (a)	Acquisitions	Dispositions	Adjustments	Balance
Assets:
Investments:
Equities	$1,315	$14	$-	$-	$(53)	$1,276
Total Level 3 Assets	$1,315	$14	$-	$-	$(53)	$1,276

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

	Year Ended December 31, 2014 (b)
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,340	$19	$-	$(1)	$(43)	$1,315
Total Level 3 Assets	$1,340	$19	$-	$(1)	$(43)	$1,315

(a)

Earnings recorded in “other revenue” for investments in equities for the years ended December 31, 2016, 2015 and 2014 include net unrealized gains of $243, $14 and $19, respectively. Earnings recorded in “amortization and other acquisition-related costs” for the contingent consideration liability for the year ended December 31, 2016 include unrealized losses of $414 and realized losses of $30,067 due to the change in the fair value of contingent consideration associated with the Edgewater business acquisition.

(b)

The tables for the years ended December 31, 2015 and 2014 reflect the retrospective application of new disclosure guidance adopted by the Company for investments using NAV or its equivalent as a practical expedient when measuring fair value. See Note 3.

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the years ended December 31, 2016 and 2015.

Financial Instruments Not Measured at Fair Value—The tables below present the carrying value, fair value and fair value hierarchy category of certain financial instruments as of December 31, 2016 and 2015 that are not measured at fair value in the Company’s consolidated statement of financial condition, and excludes certain financial instruments such as equity method investments.

	December 31, 2016
			Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,131,440	$1,131,440	$1,131,440	$-	$-
Deposits with banks and short-term investments	419,668	419,668	419,668	-	-
Cash deposited with clearing organizations and other segregated cash	29,030	29,030	29,030	-	-
Interest-bearing financing receivables	76,133	78,072	-	-	78,072
Interest-bearing deposits (included within investments)	456	456	456	-	-
Financial Liabilities:
Deposits and other customer payables	$472,283	$472,283	$472,283	$-	$-
Senior debt	1,188,600	1,204,171	-	1,204,171	-

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

	December 31, 2015
			Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,025,844	$1,025,844	$1,025,844	$-	$-
Deposits with banks and short-term investments	389,861	389,861	389,861	-	-
Cash deposited with clearing organizations and other segregated cash	34,948	34,948	34,948	-	-
Interest-bearing financing receivables	81,774	82,573	-	-	82,573
Interest-bearing deposits (included within investments)	54,885	54,885	54,885	-	-
Financial Liabilities:
Deposits and other customer payables	$506,665	$506,665	$506,665	$-	$-
Senior debt	989,358	993,999	-	993,999	-

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following tables present, at December 31, 2016 and 2015, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	December 31, 2016
					Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments		% of Fair Value Not Redeemable	% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$6,190	$-		NA	NA	NA	NA	(a)	<30-60 days
Funds of funds	492	-		NA	NA	NA	NA	(b)	<30-90 days
Other	443	-		NA	NA	NA	NA	(c)	<30-60 days
Debt funds	6	-		NA	NA	NA	NA	(d)	30 days
Equity funds	39	-		NA	NA	NA	NA	(e)	<30-90 days
Private equity funds:
Equity growth	90,824	9,183	(f)	100%	12%	33%	55%	NA	NA
Mezzanine debt	31,597	-		100%	-	-	100%	NA	NA
Total	$129,591	$9,183

(a)	weekly (73%), monthly (2%) and quarterly (25%)
(b)	monthly (98%) and quarterly (2%)
(c)	daily (7%) and monthly (93%)
(d)	daily (100%)
(e)	daily (19%), monthly (50%) and quarterly (31%)
(f)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $6,886 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Investment Capital Funding Commitments—At December 31, 2016, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $8,613. The investment period for EGCP III ended on October 12, 2016, after which point the Company’s obligation to fund capital contributions for new investments in EGCP III expired.  The Company remains obligated until October 12, 2023 (or any earlier liquidation of EGCP III) to make capital contributions necessary to fund follow-on investments and to pay for fund expenses.

7.	DERIVATIVES

The table below presents the fair values of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 14) on the accompanying consolidated statements of financial condition as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Derivative Assets:
Forward foreign currency exchange rate contracts	$1,993	$1,015
Total return swaps and other (a)	-	33
	$1,993	$1,048
Derivative Liabilities:
Forward foreign currency exchange rate contracts	$2,792	$1,584
Total return swaps and other (a)	9,043	531
LFI and other similar deferred compensation arrangements	170,388	193,574
	$182,223	$195,689

(a)

For total return swaps, amounts represent the netting of gross derivative assets and liabilities of $357 and $9,400 as of December 31, 2016, respectively, and $460 and $958 as of December 31, 2015, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are recorded “net” in “other assets”, with receivables for net cash collateral under such contracts of $16,996 and $9,636 as of December 31, 2016 and 2015, respectively.

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, were as follows:

	Year Ended December 31,
	2016	2015	2014
Forward foreign currency exchange rate contracts	$(2,253)	$15,773	$22,959
LFI and other similar deferred compensation arrangements	(3,318)	3,827	(7,326)
Total return swaps and other	(3,022)	4,099	(4,596)
Total	$(8,593)	$23,699	$11,037

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

8.	PROPERTY

At December 31, 2016 and 2015, property consists of the following:

	Estimated
	Depreciable	December 31,
	Life in Years	2016	2015
Buildings	33	$132,821	$137,181
Leasehold improvements	3-20	175,810	167,838
Furniture and equipment	3-10	172,325	160,552
Construction in progress		14,038	7,099
Total		494,994	472,670
Less - Accumulated depreciation and amortization		285,997	265,505
Property		$208,997	$207,165

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at December 31, 2016 and 2015 are presented below:

	December 31,
	2016	2015
Goodwill	$352,124	$320,761
Other intangible assets (net of accumulated amortization)	6,858	6,215
	$358,982	$326,976

At December 31, 2016 and 2015, goodwill of $287,583 and $256,220, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Year Ended December 31,
	2016	2015	2014
Balance, January 1	$320,761	$335,402	$345,453
Business acquisitions (see Note 12)	33,078	-	3,232
Foreign currency translation adjustments	(1,715)	(14,641)	(13,283)
Balance, December 31	$352,124	$320,761	$335,402

All changes in the carrying amount of goodwill for the years ended December 31, 2016, 2015 and 2014 are attributable to the Company’s Financial Advisory segment.

The Company evaluates goodwill for impairment annually or more frequently if circumstances indicate that impairment may have occurred. Pursuant to the Company’s goodwill impairment review for the years ended December 31, 2016, 2015 and 2014, the Company determined that no impairment existed.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The gross cost and accumulated amortization of other intangible assets as of December 31, 2016 and 2015, by major intangible asset category, are as follows:

	December 31, 2016			December 31, 2015
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/performance fees	$33,040	$26,543	$6,497	$30,740	$25,192	$5,548
Management fees, customer relationships and non-compete agreements	33,436	33,075	361	33,036	32,369	667
	$66,476	$59,618	$6,858	$63,776	$57,561	$6,215

Amortization expense of intangible assets, included in “amortization and other acquisition-related costs” in the consolidated statements of operations, for the years ended December 31, 2016, 2015 and 2014 was $2,057, $5,821 and $6,387, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2017	$6,079
2018	779
2019	-
2020	-
Total amortization expense	$6,858

(a)	Approximately 31% of intangible asset amortization is attributable to a noncontrolling interest.

10.	OTHER ASSETS AND OTHER LIABILITIES

The following table sets forth the Company’s other assets, by type, as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Current tax receivables and other taxes	$29,012	$28,499
Prepaid compensation (see Note 14)	49,650	75,703
Other advances and prepayments	35,659	53,339
Other	67,373	57,282
Total	$181,694	$214,823

The following table sets forth the Company’s other liabilities, by type, as of December 31, 2016 and 2015:

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

	December 31,
	2016	2015
Accrued expenses	$123,293	$128,022
Current income taxes and other taxes	92,044	104,734
Employee benefit-related liabilities	84,703	81,687
Deferred lease incentives	84,287	83,566
Unclaimed funds at LFB	24,997	26,022
Abandoned leased space (principally in the U.K.)	4,973	8,760
Deferred revenue	35,717	30,178
Contingent consideration liability	3,364	-
Securities sold, not yet purchased	4,482	3,239
Other	44,429	28,489
Total	$502,289	$494,697

11.	SENIOR DEBT

Senior debt is comprised of the following as of December 31, 2016 and 2015:

				Outstanding as of
	Initial		Annual	December 31, 2016			December 31, 2015
	Principal Amount	Maturity Date	Interest Rate(b)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2017 Senior Notes (a)	600,000	6/15/17	6.85%	$-	$-	$-	$98,350	$159	$98,191
Lazard Group 2020 Senior Notes	500,000	11/14/20	4.25%	500,000	3,569	496,431	500,000	4,491	495,509
Lazard Group 2025 Senior Notes (a)	400,000	2/13/25	3.75%	400,000	3,833	396,167	400,000	4,342	395,658
Lazard Group 2027 Senior Notes (a)	300,000	3/1/27	3.625%	300,000	3,998	296,002	-	-	-
Total				$1,200,000	$11,400	$1,188,600	$998,350	$8,992	$989,358

(a)

During November 2016, Lazard Group completed an offering of $300,000 aggregate principal amount of 3.625% senior notes due 2027 (the “2027 Notes”). Interest on the 2027 Notes is payable semi-annually on March 1 and September 1 of each year, beginning March 1, 2017.  Lazard Group used a portion of the net proceeds of the 2027 Notes to redeem or otherwise retire all $98,350 of the 6.85% senior notes due June 2017 (the “2017 Notes”), which, including the recognition of unamortized issuance costs, resulted in a loss on debt extinguishment of $3,148. Such loss on debt extinguishment was recorded in “operating expenses—other” on the consolidated statement of operations for the year ended December 31, 2016.

During February 2015, Lazard Group completed an offering of $400,000 aggregate principal amount of 3.75% senior notes due 2025 (the “2025 Notes”). Interest on the 2025 Notes is payable semi-annually on March 1 and September 1 of each year. Lazard Group used the net proceeds of the 2025 Notes, together with cash on hand, to redeem or otherwise retire $450,000 of the 2017 Notes, which, including the recognition of unamortized issuance costs, resulted in a loss on debt extinguishment of $60,219. Such loss on debt extinguishment was recorded in “operating expenses—other” on the consolidated statement of operations for the year ended December 31, 2015.

(b)	The effective interest rates of Lazard Group’s 4.25% senior notes due November 14, 2020 (the “2020 Notes”), the 2025 Notes and the 2027 Notes are 4.43%, 3.87% and 3.76%, respectively.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The table, as of December 31, 2015, reflects the retrospective application of new guidance adopted by the Company for debt issuance costs. See Note 3.

On September 25, 2015, Lazard Group entered into an Amended and Restated Credit Agreement for a five-year $150,000 senior revolving credit facility with a group of lenders (the “Amended and Restated Credit Agreement”), which expires in September 2020. The Amended and Restated Credit Agreement amended and restated the previous credit agreement dated September 25, 2012. Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. At December 31, 2016 and 2015, no amounts were outstanding under the Amended and Restated Credit Agreement or the prior revolving credit facility, respectively.

The Amended and Restated Credit Agreement, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of December 31, 2016, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

Debt maturities relating to senior borrowings outstanding at December 31, 2016 for each of the five years in the period ending December 31, 2021 and thereafter are set forth in the table below.

Year Ending December 31,
2017	$-
2018	-
2019
2020	500,000
2021	-
Thereafter	700,000
Total	$1,200,000

The Company’s senior debt at December 31, 2016 and 2015 is carried at historical amounts. See Note 6 for information regarding the fair value and fair value hierarchy category of the Company’s senior debt.

As of December 31, 2016, the Company had approximately $179,000 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement, and unused lines of credit available to LFB of approximately $21,000 (at December 31, 2016 exchange rates).

12.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office space and equipment under non-cancelable lease agreements, which expire on various dates through 2033.

Operating lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. For the years ended December 31, 2016, 2015 and 2014, aggregate rental expense relating to operating leases amounted to $76,640, $79,523 and $80,745, respectively, and is included in “occupancy and equipment” or “technology and information services” on the consolidated statements of operations, depending on the nature of the underlying asset. The Company also subleases office space under agreements which expire on various dates through 2022. Sublease income from such agreements was $7,858, $9,587 and $11,751 for the years ended December 31, 2016, 2015 and 2014, respectively, which includes sublease income of $1,281 and $3,097, respectively, from an affiliate of LMDC Holdings LLC (“LMDC Holdings”) for the years ended December 2015 and 2014.

Capital lease obligations recorded under sale/leaseback transactions are payable through 2017 at a weighted average interest rate of approximately 6.1%. Such obligations are collateralized primarily by certain buildings with a

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

net book value of approximately $13,538 and $15,121 at December 31, 2016 and 2015, respectively. The net book value of all assets recorded under capital leases aggregated $13,628 and $15,273 at December 31, 2016 and 2015, respectively.

At December 31, 2016, minimum rental commitments under non-cancelable leases, net of sublease income, are approximately as follows:

	Minimum Rental Commitments
Year Ending December 31,	Capital	Operating
2017	$7,282	$75,959
2018	38	73,224
2019	32	65,368
2020	5	62,516
2021	-	61,479
Thereafter	-	489,575
Total minimum lease payments	7,357	828,121
Less amount representing interest	152
Present value of capital lease commitments	$7,205
Less sublease proceeds		45,643
Net lease payments		$782,478

With respect to abandoned leased facilities in the U.K., at December 31, 2016 and 2015, the Company has recognized liabilities of $2,819 and $6,155, respectively, which are included in “other liabilities” on the consolidated statements of financial condition. Payments toward the liabilities continue through the remaining term of the leases. Such liabilities are based on the discounted future commitment, net of expected sublease income.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At December 31, 2016, LFB had $3,340 of such indemnifications and held $3,259 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the consolidated statement of financial condition.

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

The aggregate fair value of the consideration recognized by the Company at the acquisition date was $61,624. Such consideration consisted of (i) a one-time cash payment, (ii) 1,142,857 shares of Class A common stock (the “Initial Shares”) and (iii) up to 1,142,857 additional shares of Class A common stock (the “Earnout Shares”) that were subject to earnout criteria and payable over time. As of December 31, 2016 and 2015, 2,285,714 and 1,371,992 shares, respectively, have been earned and settled because applicable performance thresholds have been satisfied.

Other Business Acquisitions—For a business acquired in the fourth quarter of 2016, consideration consisted of (i) a one-time cash payment and 60,817 shares of Class A common stock subject to non-compete provisions and (ii) up to 210,431 additional shares of Class A common stock that are subject to certain performance thresholds. As of December 31, 2016, none of the contingent additional shares had been earned.

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

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, each of LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At December 31, 2016, LFB and LFNY had no such underwriting commitments.

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

During the years ended December 31, 2016, 2015 and 2014, Lazard Group distributed $301,262, $129,787 and $320,507, respectively, to the subsidiaries of Lazard Ltd and, in 2014, $1,862 to LAZ-MD Holdings.

During the year ended December 31, 2015, Lazard Group received a capital contribution of $30,000 from a subsidiary of Lazard Ltd in a non-cash transaction through a reduction of an interest-bearing loan. See Note 17.

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.

Exchange of Lazard Group Common Membership Interests—During the year ended December 31, 2014, Lazard Ltd issued 710,009 shares of Class A common stock in connection with the exchanges of a like number of Lazard Group common membership interests (received from members of LAZ-MD Holdings in exchange for a like number of LAZ-MD Holdings exchangeable interests). See Note 1 for a discussion of the Final Exchange of LAZ-MD Interests.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Share Repurchase Program—During the years ended December 31, 2016, 2015 and 2014, the Board of Directors of Lazard authorized the repurchase of Class A common stock as set forth in the table below.

Date	Repurchase Authorization	Expiration
April 2014	$200,000	December 31, 2015
February 2015	$150,000	December 31, 2016
January 2016	$200,000	December 31, 2017
April 2016	$113,182	December 31, 2017
November 2016	$236,000	December 31, 2018

The Company expects that the share repurchase program will primarily be used to offset a portion of the shares that have been or will be issued under the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”). Pursuant to the share repurchase program, purchases have been made in the open market or through privately negotiated transactions. The rate at which the Company purchases shares in connection with the share repurchase program may vary from quarter to quarter due to a variety of factors. Purchases with respect to such program are set forth in the table below:

Years Ended December 31:	Number of Shares Purchased	Average Price Per Share
2014	4,114,206	$46.83
2015	3,438,789	$50.24
2016	8,551,271	$35.11

There were 6,697,790 and 3,322,385 shares of Class A common stock held by Lazard Group at December 31, 2016 and 2015, respectively. Such shares of Class A common stock are reported, at cost, as a reduction of members’ equity within the accompanying consolidated statements of financial condition.

During 2016, 2015 and 2014, certain of our executive officers received Lazard Ltd Class A common stock in connection with the vesting of previously-granted deferred equity incentive awards. The vesting of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of Lazard Ltd Class A common stock from the executive officers equal in value to the estimated amount of such tax. In addition, during the years ended December 31, 2016 and 2014, the Company purchased shares of Lazard Ltd Class A common stock from an executive officer. The aggregate value of such purchases in 2016, 2015 and 2014 was approximately $4,900, $17,700 and $6,800, respectively.

During the year ended December 31, 2015, Lazard Group purchased 896,169 shares of Lazard Ltd Class A common stock from subsidiaries of Lazard Ltd for $45,081. There were no such purchases during the year ended December 31, 2016.

The shares purchased by Lazard Ltd in the year ended December 31, 2014 included 1,000,000 shares purchased from Natixis S.A. on June 26, 2014 for $50,340 in connection with the sale by Natixis S.A. of its entire investment in Lazard Ltd’s Class A common stock. The purchase transaction closed on July 1, 2014.

As of December 31, 2016, a total of $355,125 of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, $119,125 of which will expire on December 31, 2017 and $236,000 of which will expire on December 31, 2018.

During the year ended December 31, 2016, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases in the open market.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Accumulated Other Comprehensive Income (Loss), Net of Tax—The tables below reflect the balances of each component of AOCI at December 31, 2016, 2015 and 2014 and activity during the years then ended:

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2016	$(52,687)	$(137,073)	$(189,760)	$(2)	$(189,758)
Activity January 1 to December 31, 2016:
Other comprehensive loss before reclassifications	(56,619)	(26,924)	(83,543)	-	(83,543)
Adjustments for items reclassified to earnings, net of tax	-	2,526	2,526	-	2,526
Net other comprehensive loss	(56,619)	(24,398)	(81,017)	-	(81,017)
Balance, December 31, 2016	$(109,306)	$(161,471)	$(270,777)	$(2)	$(270,775)

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2015	$(8,625)	$(154,665)	$(163,290)	$(2)	$(163,288)
Activity January 1 to December 31, 2015:
Other comprehensive income (loss) before reclassifications	(44,062)	11,283	(32,779)	-	(32,779)
Adjustments for items reclassified to earnings, net of tax	-	6,309	6,309	-	6,309
Net other comprehensive income (loss)	(44,062)	17,592	(26,470)	-	(26,470)
Balance, December 31, 2015	$(52,687)	$(137,073)	$(189,760)	$(2)	$(189,758)

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2014	$35,236	$(137,431)	$(102,195)	$1	$(102,196)
Activity January 1 to December 31, 2014:
Other comprehensive loss before reclassifications	(43,861)	(21,983)	(65,844)	(3)	(65,841)
Adjustments for items reclassified to earnings, net of tax	-	4,749	4,749	-	4,749
Net other comprehensive income loss	(43,861)	(17,234)	(61,095)	(3)	(61,092)
Balance, December 31, 2014	$(8,625)	$(154,665)	$(163,290)	$(2)	$(163,288)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Amortization relating to employee benefit plans (a)	$4,283	$7,816	$6,672
Less - related income taxes	1,757	1,507	1,923
Total reclassifications, net of tax	$2,526	$6,309	$4,749

(a)	Included in the computation of net periodic benefit cost (see Note 15). Such amounts are included in “compensation and benefits” expense on the consolidated statements of operations.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Noncontrolling Interests—Noncontrolling interests principally represent interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own.

The tables below summarize net income attributable to noncontrolling interests for the years ended December 31, 2016, 2015 and 2014 and noncontrolling interests as of December 31, 2016 and 2015 in the Company’s consolidated financial statements:

	Net Income Attributable to Noncontrolling Interests Year Ended December 31,
	2016	2015	2014
Edgewater	$5,992	$6,557	$6,153
Other	1	2	3
Total	$5,993	$6,559	$6,156

	Noncontrolling Interests as of December 31,
	2016	2015
Edgewater	$57,238	$53,132
Other	8	9
Total	$57,246	$53,141

14.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2008 Plan and 2005 Equity Incentive Plan (the “2005 Plan”) and activity with respect thereto during the years ended December 31, 2016, 2015 and 2014, is presented below.

Shares Available Under the 2008 Plan and 2005 Plan

The 2008 Plan authorizes the issuance of shares of Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock units (“RSUs ”), performance-based restricted stock units (“PRSUs”) and other equity-based awards. Under the 2008 Plan, the maximum number of shares available is based on a formula that limits the aggregate number of shares that may, at any time, be subject to awards that are considered “outstanding” under the 2008 Plan to 30% of the then-outstanding shares of Class A common stock.

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs and restricted stock awards) and “professional services” expense (with respect to deferred stock units (“DSUs”)) within the Company’s accompanying consolidated statements of operations:

	Year Ended December 31,
	2016	2015	2014
Share-based incentive awards:
RSUs	$171,188	$166,395	$169,916
PRSUs	43,018	36,529	18,428
Restricted Stock	45,536	22,342	16,110
DSUs	860	729	871
Total	$260,602	$225,995	$205,325

The ultimate amount of compensation and benefits expense relating to share-based awards is dependent upon the actual number of shares of Class A common stock that vest. The Company periodically assesses the forfeiture rates used for such estimates, including as a result of any applicable performance conditions. A change in estimated forfeiture rates or performance results in a cumulative adjustment to previously recorded compensation and benefits expense and also would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described below.

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

RSUs generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any dividends paid on Class A common stock during such period. During the years ended December 31, 2016, 2015 and 2014, dividend participation rights required the issuance of 1,085,354, 693,714 and 375,954 RSUs, respectively.

Non-executive members of the Board of Directors of Lazard Group, who are the same Non-Executive Directors of Lazard Ltd (“Non-Executive Directors”), receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 38,771, 23,961 and 26,360 DSUs granted in connection with annual compensation during the years ended December 31, 2016, 2015 and 2014, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of Class A common stock at the time of cessation of service to the Board of Directors. DSUs include a cash dividend participation right equivalent to dividends paid on Class A common stock.

The Company’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date immediately preceding the date of the grant. During the years ended December 31, 2016, 2015 and 2014, 10,043, 2,482 and 8,433 DSUs, respectively, had been granted pursuant to such Plan.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs during the three-year period ended December 31, 2016:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2014	16,630,009	$34.51	251,434	$32.02
Granted (including 375,954 RSUs relating to dividend participation)	3,825,737	$42.59	34,793	$50.04
Forfeited	(344,345)	$34.52	-	-
Vested	(6,582,285)	$37.80	-	-
Balance, December 31, 2014	13,529,116	$35.19	286,227	$34.21
Granted (including 693,714 RSUs relating to dividend participation)	4,296,386	$48.57	26,443	$55.11
Forfeited	(469,776)	$43.54	-	-
Vested	(7,756,068)	$31.12	-	-
Balance, December 31, 2015	9,599,658	$44.06	312,670	$35.98
Granted (including 1,085,354 RSUs relating to dividend participation)	6,878,306	$34.86	48,814	$35.23
Forfeited	(239,432)	$39.53	-	-
Vested	(4,540,394)	$39.16	(84,759)	$35.30
Balance, December 31, 2016	11,698,138	$40.65	276,725	$36.05

In connection with RSUs that vested during the years ended December 31, 2016, 2015 and 2014, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,421,396, 2,249,935 and 1,896,930 shares of Class A common stock during such respective years. Accordingly, 3,118,998, 5,506,133 and 4,685,355 shares of Class A common stock held by the Company were delivered during the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, estimated unrecognized RSU compensation expense was approximately $141,947, with such expense expected to be recognized over a weighted average period of approximately 0.8 years subsequent to December 31, 2016.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the three-year period ended December 31, 2016:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2014	575,054	$32.72
Granted	449,911	$45.52
Forfeited	(13,336)	$41.65
Vested	(281,802)	$37.42
Balance, December 31, 2014	729,827	$38.63
Granted	576,886	$50.88
Forfeited	(45,851)	$50.17
Vested	(547,124)	$39.50
Balance, December 31, 2015	713,738	$47.12
Granted	1,795,258	$36.76
Forfeited	(34,051)	$40.48
Vested	(819,872)	$37.16
Balance, December 31, 2016	1,655,073	$40.95

In connection with shares of restricted Class A common stock that vested during the years ended December 31, 2016, 2015 and 2014, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 141,026, 108,833 and 43,905 shares of Class A common stock during such respective years. Accordingly, 678,846, 438,291 and 237,897 shares of Class A common stock held by the Company were delivered during the years ended December 31, 2016, 2015 and 2014, respectively.

The restricted stock awards include a cash dividend participation right equivalent to any dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At December 31, 2016, estimated unrecognized restricted stock expense was approximately $32,154, with such expense to be recognized over a weighted average period of approximately 0.9 years subsequent to December 31, 2016.

PRSUs

PRSUs are RSUs that are subject to both performance-based and service-based vesting conditions. The number of shares of Class A common stock that a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics that relate to Lazard Ltd’s performance over a three-year period. The target number of shares of Class A common stock subject to each PRSU is one; however, based on the achievement of the performance criteria, the number of shares of Class A common stock that may be received in connection with each PRSU generally can range from zero to two times the target number (with the exception of the PRSUs granted in 2013, for which (i) the performance period ended on December 31, 2014 and (ii) the number of shares of Class A common stock that vested was equal to approximately 2.2 times the target number). PRSUs will vest on a single date three years following the date of the grant provided the applicable service and performance conditions are satisfied.  However, PRSUs granted in 2013 vested 33% in March 2015 and 67% in March 2016.  In addition, the performance metrics applicable to each PRSU will be evaluated on an annual basis at the end of each fiscal year during the performance period and, if Lazard Ltd has achieved a threshold level of performance with respect to the fiscal year, 25% of the target number of shares of Class A common stock subject to each PRSU will no longer be at risk of forfeiture based on the achievement of performance criteria. PRSUs include dividend participation rights that provide that during vesting periods the target number of PRSUs (or, following the relevant performance period, the actual number of shares of Class A common stock that are no longer subject to performance conditions) receive dividend equivalents at the same rate that dividends are paid on Class A common stock during such period. These

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

dividend equivalents are credited as RSUs that are not subject to the performance-based vesting criteria but are otherwise subject to the same restrictions as the underlying PRSUs to which they relate.

The following is a summary of activity relating to PRSUs during the three-year period ended December 31, 2016:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2014	448,128	$36.11
Granted (a)	360,783	$44.46
Performance units earned (b)	538,237	$34.72
Balance, December 31, 2014	1,347,148	$37.79
Granted (a)	368,389	$52.85
Vested	(696,499)	$35.96
Balance, December 31, 2015	1,019,038	$44.49
Granted (a)	627,956	$32.91
Performance units earned (b)	360,783	$41.20
Vested	(417,021)	$38.43
Balance, December 31, 2016	1,590,756	$40.76

(a)	Represents PRSU awards granted during the relevant year at the target payout level.
(b)	Represents shares of Class A common stock earned during the fiscal year under the performance criteria of previously-granted PRSU awards in excess of the target payout level of such awards.

In connection with certain PRSUs that vested during the years ended December 31, 2016 and 2015, the Company satisfied its minimum statutory tax withholding requirements in lieu of issuing 64,169 and 32,086 shares of Class A common stock during such respective years. Accordingly, 352,852 and 664,413 shares of Class A common stock held by the Company were delivered during the years ended December 31, 2016 and 2015, respectively.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of December 31, 2016, the total estimated unrecognized compensation expense was approximately $12,588, and the Company expects to amortize such expense over a weighted-average period of approximately 0.7 years subsequent to December 31, 2016.

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the years ended December 31, 2016 and 2015:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2016	$75,703	$193,574
Granted	52,121	52,121
Settled	-	(77,457)
Forfeited	(2,942)	(5,380)
Amortization	(73,340)	-
Change in fair value related to:
Increase in fair value of underlying investments	-	3,318
Adjustment for estimated forfeitures	-	4,671
Other	(1,892)	(459)
Balance, December 31, 2016	$49,650	$170,388

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2015	$73,278	$207,306
Granted	89,817	89,817
Settled	-	(96,223)
Forfeited	(4,099)	(8,052)
Amortization	(82,736)	-
Change in fair value related to:
Decrease in fair value of underlying investments	-	(3,827)
Adjustment for estimated forfeitures	-	6,780
Other	(557)	(2,227)
Balance, December 31, 2015	$75,703	$193,574

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 0.8 years subsequent to December 31, 2016.

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014:

	Year Ended Ended December 31,
	2016	2015	2014
Amortization, net of forfeitures	$75,573	$85,563	$82,359
Change in the fair value of underlying investments	3,318	(3,827)	7,326
Total	$78,891	$81,736	$89,685

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Incentive Awards Granted In February 2017

In February 2017, the Company granted approximately $342,000 of deferred incentive compensation awards (including PRSUs valued at the target payout level) to eligible employees. These grants included: RSUs or shares of restricted Class A common stock; deferred incentive compensation awards that allow eligible employees the choice of receiving a portion of their award in a combination of (i) LFI and (ii) additional RSUs or shares of restricted Class A common stock; deferred cash awards; and a portion of fund managers’ year-end incentive compensation that is reinvested in certain asset management funds.

The RSUs, restricted Class A common stock and LFI granted each provide for one-third vesting on or around March 1, 2019 and the remaining two-thirds vesting on or around March 2, 2020. The PRSUs granted provide for vesting on or around March 2, 2020, provided that the applicable service and performance conditions are satisfied, and will convert into Class A common stock within a range equal to zero to two times the target number of shares of Class A common stock subject to the awards. Compensation expense with respect to such incentive awards will generally be recognized over the vesting period, with such compensation expense to be recognized over a weighted average period of approximately 2.7 years.

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

Medical Plan—The medical plan was previously amended such that effective January 1, 2005 the plan limited post-retirement medical coverage to then former and current employees of the Company that were hired prior to January 1, 2005 and attained the age of 55 on or prior to December 31, 2005, and their dependents. Effective December 31, 2016, the Company will cease offering the medical plan.

In October 2016, the Company paid participants in the medical plan $2,936 in the aggregate to settle in full the Company’s obligations under the medical plan. The settlement of such obligations resulted in the recognition of a gain of $1,788 that is recorded as a reduction to compensation and benefits expense in the consolidated statements of operations for the year ended December 31, 2016.

Employer Contributions to Pension Plans—The Company’s funding policy for its U.S. and non-U.S. pension plans is to fund when required or when applicable upon an agreement with the plans’ trustees (the “Trustees”). Management also evaluates from time to time whether to make voluntary contributions to the plans.

The Company does not expect to make a contribution to the U.S. and U.K. pension plans during the year ending December 31, 2017. The Company expects to contribute approximately $10,000 to the other non-U.S. pension plans during the year ending December 31, 2017.

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

	Pension Plans		Medical Plan
	2016	2015	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$694,187	$764,169	$4,750	$5,514
Service cost	1,235	1,530	11	27
Interest cost	19,871	24,600	167	179
Actuarial (gain) loss	135,164	(22,395)	(1,639)	(694)
Benefits paid	(31,904)	(33,253)	(3,289)	(276)
Foreign currency translation and other adjustments	(99,732)	(40,464)
Benefit obligation at end of year	718,821	694,187	-	4,750
Change in plan assets
Fair value of plan assets at beginning of year	656,084	672,576
Actual return on plan assets	119,287	9,873
Employer contributions	11,343	39,301	3,289	276
Benefits paid	(29,384)	(32,321)	(3,289)	(276)
Foreign currency translation and other adjustments	(111,211)	(33,345)
Fair value of plan assets at end of year	646,119	656,084	-	-
Funded (deficit) at end of year	$(72,702)	$(38,103)	$-	$(4,750)
Amounts recognized in the consolidated statements of financial condition at December 31, 2016 and 2015 consist of:
Prepaid pension asset (included in “other assets”)	$822	$20,785
Accrued benefit liability (included in “other liabilities”)	(73,524)	(58,888)	$-	$(4,750)
Net amount recognized	$(72,702)	$(38,103)	$-	$(4,750)
Amounts recognized in AOCI (excluding tax benefits of $31,414 and $30,416 at December 31, 2016 and 2015, respectively) consist of:
Actuarial net loss (gain)	$192,855	$165,462	$-	$(335)
Prior service cost	30	2,362	-	-
Net amount recognized	$192,885	$167,824	$-	$(335)

The following table summarizes the fair value of plan assets, the accumulated benefit obligation and the projected benefit obligation at December 31, 2016 and 2015:

	U.S. Pension Plans		Non-U.S. Pension Plans		Total
	As Of December 31,		As Of December 31,		As Of December 31,
	2016	2015	2016	2015	2016	2015
Fair value of plan assets	$22,161	$23,195	$623,958	$632,889	$646,119	$656,084
Accumulated benefit obligation	$33,868	$32,900	$684,953	$661,287	$718,821	$694,187
Projected benefit obligation	$33,868	$32,900	$684,953	$661,287	$718,821	$694,187

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following table summarizes the components of net periodic benefit cost (credit), the return on the Company’s post-retirement plan assets, benefits paid, contributions and other amounts recognized in AOCI for the years ended December 31, 2016, 2015 and 2014:

	Pension Plans			Medical Plan
	For The Year Ended			For The Year Ended
	December 31,			December 31,
	2016	2015	2014	2016	2015	2014
Components of Net Periodic Benefit Cost (Credit):
Service cost	$1,235	$1,530	$971	$11	$27	$33
Interest cost	19,871	24,600	30,041	167	179	194
Expected return on plan assets	(27,337)	(28,301)	(32,607)
Amortization of:
Prior service cost	2,369	2,376	2,841
Net actuarial loss (gain)	3,888	5,440	4,360	(185)		(529)
Settlement gain				(1,788)
Net periodic benefit cost (credit)	$26	$5,645	$5,606	$(1,795)	$206	$(302)

Actual return on plan assets	$119,287	$9,873	$91,829
Employer contributions	$11,343	$39,301	$7,648	$3,289	$276	$221
Benefits paid	$29,384	$32,321	$28,877	$3,289	$276	$221

Other changes in plan assets and benefit

   obligations recognized in AOCI (excluding

   tax expense (benefit) of $(998), $7,151

   and $(7,119) during the years ended

   December 31, 2016, 2015 and 2014,

   respectively):

Net actuarial (gain) loss	$51,626	$(4,650)	$41,082	$(1,638)	$(695)	$428
Reclassification of prior service (cost) credit to earnings	(2,369)	(2,376)	(2,841)
Reclassification of actuarial gain (loss) to earnings	(3,888)	(5,440)	(4,360)	1,973		529
Currency translation and other adjustments	(20,309)	(11,582)	(10,485)
Total recognized in AOCI	$25,060	$(24,048)	$23,396	$335	$(695)	$957
Net amount recognized in total periodic benefit cost and AOCI	$25,086	$(18,403)	$29,002	$(1,460)	$(489)	$655

The amounts in AOCI on the consolidated statement of financial condition as of December 31, 2016 that are expected to be recognized as components of net periodic benefit cost (credit) for the year ending December 31, 2017 are as follows:

Pension Plans
Prior service cost	$30
Net actuarial loss (gain)	$5,291

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The assumptions used to develop actuarial present value of the projected benefit obligation and net periodic pension cost as of or for the years ended December 31, 2016, 2015 and 2014 are set forth below:

	Pension Plans			Medical Plan
	December 31,			December 31,
	2016	2015	2014	2016	2015	2014
Weighted average assumptions used to determine benefit obligations:
Discount rate	2.5%	3.5%	3.4%	-	3.9%	3.7%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	1.9%	2.6%	2.0%	3.9%	3.7%	4.3%
Expected long-term rate of return on plan assets	4.6%	4.3%	5.1%	-	-	-
Healthcare cost trend rates used to determine net periodic benefit cost:
Initial				6.5%	7.0%	7.5%
Ultimate				5.0%	5.0%	5.0%
Year ultimate trend rate achieved				2019	2019	2019

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

The assumed cost of healthcare has an effect on the amounts reported for the Company’s medical plan. A 1% change in the assumed healthcare cost trend rate would increase (decrease) our cost and obligation as follows:

	1% Increase		1% Decrease
	2016	2015	2016	2015
Cost	$-	$28	$-	$(20)
Obligation	$-	$661	$-	$(433)

Expected Benefit Payments—The following table summarizes the expected benefit payments for the Company’s pension plans for each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

Pension
Plans
2017	$21,014
2018	23,284
2019	24,307
2020	24,239
2021	25,587
2022-2026	143,220

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Plan Assets—The following tables present the categorization of our pension plans’ assets as of December 31, 2016 and 2015, measured at fair value, into a fair value hierarchy and investments measured at NAV or its equivalent as a practical expedient in accordance with fair value measurement disclosure requirements:

	As of December 31, 2016
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Cash	$23,341	$-	$-	$-	$23,341
Debt	63,431	-	-	-	63,431
Equities	29,287	-	-	-	29,287
Funds:
Alternative investments	1,216	-	-	23,062	24,278
Debt	10,494	-	-	320,560	331,054
Equity	167,981	-	-	6,129	174,110
Derivative	-	618	-	-	618
Total	$295,750	$618	$-	$349,751	$646,119

	As of December 31, 2015
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Cash	$19,172	$-	$-	$-	$19,172
Debt	56,247	-	-	-	56,247
Equities	25,901	-	-	-	25,901
Funds:
Alternative investments	668	-	-	525	1,193
Debt	11,699	-	-	325,312	337,011
Equity	210,897	-	-	6,247	217,144
Total	$324,584	$-	$-	$332,084	$656,668
Liabilities:
Derivatives	$-	$584	$-	$-	$584
Total	$-	$584	$-	$-	$584

(a)

Represents certain investments measured at NAV or its equivalent as a practical expedient in determining fair value. In accordance with current accounting guidance, these investments have not been classified in the fair value hierarchy. See Note 3 for additional information.

Included in equity funds are $97,933 and $70,444 as of December 31, 2016 and 2015, respectively, that are invested in funds managed by LAM.

Consistent with the plans’ investment strategies, at December 31, 2016 and 2015, the Company’s U.S. pension plan had 53% and 50%, respectively, of the plans’ assets invested in equity funds in Level 1 and measured at NAV or its equivalent as a practical expedient and 47% and 50%, respectively, invested in Level 1 debt funds. The Company’s non-U.S. pension plans at December 31, 2016 and 2015 had 31% and 37%, respectively, of the plans’ assets invested in equities and equity funds that are primarily Level 1 assets; 62% and 60%, respectively, of the plans’ assets invested in debt and debt funds that are Level 1 assets and measured at NAV or its equivalent as a practical expedient, and 7% and 3%, respectively, of the plans’ assets invested in cash, which is a Level 1 asset, or in alternative investment funds that are primarily measured at NAV.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Investment Policies and Strategies—The primary investment goal is to ensure that the pension plans remain well funded, taking account of the likely future risks to investment returns and contributions. As a result, a portfolio of assets is maintained with appropriate liquidity and diversification that can be expected to generate long-term future returns that minimize the long-term costs of the pension plans without exposing the plans to an unacceptable risk of under-funding. The Company’s likely future ability to pay such contributions as are required to maintain the funded status of the plans over a reasonable time period is considered when determining the level of risk that is appropriate. The fair value of plan investments classified as Level 1 assets are based on market quotes. The fair value of plan investments measured at NAV or its equivalent as a practical expedient is determined based on information provided by external fund administrators and such investments are redeemable in the near term.

Defined Contribution Plans—Pursuant to certain matching contributions, the Company contributes to employer sponsored defined contribution plans. Such contributions amounted to $14,454, $12,493 and $11,904 for the years ended December 31, 2016, 2015 and 2014, respectively, which are included in “compensation and benefits” expense on the consolidated statements of operations.

16.	INCOME TAXES

Although a portion of Lazard Group’s income is subject to U.S. federal income taxes, Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income from its U.S. operations is generally not subject to U.S. federal income taxes because such income is attributable to its partners. Lazard Group, through its subsidiaries, is subject to state and local taxes on its income apportioned to various state and local jurisdictions. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes in foreign jurisdictions. Lazard Group is also subject to UBT attributable to its operations apportioned to New York City.

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The components of the Company’s provision for income taxes for the years ended December 31, 2016, 2015 and 2014, and a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rates for such years, are shown below.

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$(2,066)	$3,917	$375
Foreign	52,644	75,718	59,296
State and local (primarily UBT)	4,320	4,811	5,411
Total current	54,898	84,446	65,082
Deferred:
Federal	(2,902)	(124)	(128)
Foreign	1,407	(3,960)	9,239
State and local	(3,730)	1,186	3,622
Total deferred	(5,225)	(2,898)	12,733
Total	$49,673	$81,548	$77,815

	Year Ended December 31,
	2016	2015	2014
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Rate benefit for U.S. Partnership operations	(35.0)	(35.0)	(35.0)
Foreign taxes	10.4	13.5	12.7
State and local taxes	0.1	1.1	1.7
Other, net	(1.0)	0.8	-
Effective income tax rate	9.5%	15.4%	14.4%

See Note 19 regarding “operating income (loss)” by geographic region.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
Deferred Tax Assets:
Basis adjustments (a)	$18,755	$19,353
Compensation and benefits	78,524	99,714
Net operating loss and tax credit carryforwards	31,870	44,060
Depreciation and amortization	848	840
Other	8,093	6,486
Gross deferred tax assets	138,090	170,453
Valuation allowance	(55,194)	(89,100)
Deferred tax assets (net of valuation allowance)	82,896	81,353
Deferred Tax Liabilities:
Depreciation and amortization	1,599	1,702
Compensation and benefits	5,446	9,332
Goodwill	340	357
Other	24,369	28,371
Deferred tax liabilities	31,754	39,762
Net deferred tax assets	$51,142	$41,591

(a)	The basis adjustments recorded as of December 31, 2016 and 2015 are primarily the result of additional basis from acquisitions of interests.

The historical profitability of each tax paying entity is an important factor in determining whether to record a valuation allowance and when to release any such allowance. Certain of our tax-paying entities have individually experienced losses on a cumulative three-year basis.  In addition, one of our tax-paying entities has recorded a valuation allowance on substantially all of its deferred tax assets due to the combined effect of operating losses in certain subsidiaries of that entity as well as foreign taxes that together substantially offset any U.S. tax liability. Taking into account all available information, we cannot determine that it is more likely than not that deferred tax assets held by these entities will be realized. Consequently, we have recorded valuation allowances on our deferred tax assets of $55,194 and $89,100 as of December 31, 2016 and December 31, 2015, respectively.

Changes in the deferred tax assets valuation allowance for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Year Ended December 31,
	2016	2015	2014
Beginning Balance	$89,100	$101,531	$116,830
Credited to provision for income taxes	(30,185)	(12,016)	(14,165)
Charged (credited) to other comprehensive income (a)	(3,721)	(415)	(1,134)
Ending Balance	$55,194	$89,100	$101,531

(a)	2016 includes acquisition-related deferred tax assets offset by a valuation allowance in the amount of $2,218.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The Company had net operating loss and tax credit carryforwards for which related deferred tax assets of $31,870 were recorded at December 31, 2016 primarily relating to:

(i)	indefinite-lived carryforwards (subject to various limitations) of approximately $16,546, in Australia, Hong Kong, Singapore and Spain; and
(ii)	certain carryforwards of approximately $4,852 in the U.S., which begin expiring in 2022.

As a result of certain realization requirements regarding share-based incentive plan awards, certain deferred tax assets pertaining to tax deductions related to equity compensation in excess of compensation recognized for financial reporting that would otherwise have been recognized at December 31, 2016 and 2015 of $17,035 and $21,484, respectively, are not included in the deferred tax assets and liabilities table above. The impact of such excess tax deductions will be included in deferred tax assets upon adoption of new accounting guidance (see Note 3).

With few exceptions, the Company is no longer subject to income tax examination by foreign tax authorities and by U.S. federal, state and local tax authorities for years prior to 2012. While we are under examination in various tax jurisdictions with respect to certain open years, the Company does not expect that the result of any final determination related to these examinations will have a material impact on its financial statements. Developments with respect to such examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.

A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
	2016	2015	2014
Balance, January 1 (excluding interest and penalties of $13,083, $13,004 and $11,814, respectively)	$46,822	$42,904	$39,173
Increases in gross unrecognized tax benefits relating to tax positions taken during:
Prior years	5,891	-	2,451
Current year	11,194	12,456	11,663
Decreases in gross unrecognized tax benefits relating to:
Tax positions taken during prior years	(5,316)	(621)	(3,191)
Settlements with tax authorities	(1,706)	-	-
Lapse of the applicable statute of limitations	(8,984)	(7,917)	(7,192)
Balance, December 31 (excluding interest and penalties of $15,392, $13,083 and $13,004, respectively)	$47,901	$46,822	$42,904

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Additional information with respect to unrecognized tax benefits is as follows:

	Year Ended December 31,
	2016	2015	2014
Unrecognized tax benefits at the end of the year that, if recognized, would favorably affect the effective tax rate (includes interest and penalties of $15,392, $13,083 and $13,004, respectively)	$53,347	$44,327	$40,353
Unrecognized tax benefits that, if recognized, would not affect the effective tax rate	$9,946	$15,578	$15,555
Interest and penalties recognized in current income tax expense (after giving effect to the reversal of interest and penalties of $3,143, $3,865 and $2,791, respectively)	$2,309	$79	$1,190

The Company anticipates that it is reasonably possible that approximately $17,000 of unrecognized tax benefits, including interest and penalties recorded at December 31, 2016, may be recognized within 12 months as a result of the lapse of the statute of limitations in various tax jurisdictions.

17.	RELATED PARTIES

Receivable from and Payable to Lazard Ltd Subsidiaries

Lazard Group’s receivables from subsidiaries of Lazard Ltd at December 31, 2016 and 2015 included interest-bearing loans of $20,365 and $106,567, respectively, including accrued interest thereon. In 2014, $91,028 of interest-bearing loans were repaid in a non-cash transaction through a transfer of Class A common stock from a Lazard Ltd subsidiary to Lazard Group. The effect of this transaction is excluded from financing activities on the consolidated statement of cash flows for the year ended December 31, 2014. Interest income relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $250, $373 and $5,816 for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 2016 and 2015, Lazard Group’s payables to subsidiaries of Lazard Ltd included interest-bearing loans, including interest thereon, of approximately $60,500 and $102,000, respectively.  In the fourth quarter of 2015, Lazard Group received a capital contribution of $30,000 from a subsidiary of Lazard Ltd in a non-cash transaction through the reduction of an interest-bearing loan. The effect of this transaction is excluded from financing activities on the consolidated statement of cash flows for the year ended December 31, 2015.  Interest expense relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $3,503, $3,917 and $5,657 for the years ended December 31, 2016, 2015 and 2014, respectively.

Sponsored Funds

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance fees for providing such services. Investment advisory fees relating to such services were $516,667, 534,752 and $532,415 for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in “asset management fees” on the consolidated statements of operations. Of such amounts, $49,944 and $42,002 remained as receivables at December 31, 2016 and 2015, respectively, and are included in “fees receivable” on the consolidated statements of financial condition.

Other

See Note 13 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers, subsidiaries of Lazard Ltd and other related parties.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

18.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At December 31, 2016, LFNY’s regulatory net capital was $182,571, which exceeded the minimum requirement by $176,352. LFNY’s aggregate indebtedness to net capital ratio was 0.51:1 as of December 31, 2016.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At December 31, 2016, the aggregate regulatory net capital of the U.K. Subsidiaries was $125,426, which exceeded the minimum requirement by $109,581.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB.  LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG and other clients, and asset-liability management.  The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), also are subject to regulation and supervision by the Autorité des Marchés Financiers. At December 31, 2016, the consolidated regulatory net capital of CFLF was $131,227, which exceeded the minimum requirement set for regulatory capital levels by $94,318. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At December 31, 2016, the regulatory net capital of the combined European regulated group was $159,102, which exceeded the minimum requirement set for regulatory capital levels by $84,949. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At December 31, 2016, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $123,351, which exceeded the minimum required capital by $98,902.

At December 31, 2016, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The Company’s segment information for the years ended December 31, 2016, 2015 and 2014 is prepared using the following methodology:

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

For the years ended December 31, 2016, 2015 and 2014, no individual client constituted more than 10% of the net revenue of any of the Company’s business segments.

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		As Of Or For The Year Ended December 31,
		2016	2015	2014
Financial Advisory	Net Revenue	$1,301,044	$1,279,628	$1,206,734
	Operating Expenses (a)	1,011,495	1,005,837	977,681
	Operating Income	$289,549	$273,791	$229,053
	Total Assets	$883,384	$763,374	$785,557
Asset Management	Net Revenue	$1,051,316	$1,111,105	$1,134,595
	Operating Expenses (a)	769,737	736,798	749,345
	Operating Income	$281,579	$374,307	$385,250
	Total Assets	$645,653	$640,034	$588,403
Corporate	Net Revenue	$(22,489)	$(40,457)	$(40,593)
	Operating Expenses (a)	26,646	76,796	32,735
	Operating Loss	$(49,135)	$(117,253)	$(73,328)
	Total Assets (b)	$1,986,947	$1,985,646	$1,789,813
Total	Net Revenue	$2,329,871	$2,350,276	$2,300,736
	Operating Expenses (a)	1,807,878	1,819,431	1,759,761
	Operating Income	$521,993	$530,845	$540,975
	Total Assets (b)	$3,515,984	$3,389,054	$3,163,773

(a)	Operating expenses include depreciation and amortization of property as set forth in table below.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

	Year Ended December 31,
	2016	2015	2014
Financial Advisory	$5,665	$4,412	$4,826
Asset Management	3,666	2,957	2,610
Corporate	23,937	25,416	27,027
Total	$33,268	$32,785	$34,463

(b)	As of December 31, 2015 and 2014, reflects the retrospective application of new guidance adopted by the Company on classification of debt issuance costs. See Note 3.

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

	As Of Or For The Year Ended December 31,
	2016	2015	2014
Net Revenue:
United States	$1,369,939	$1,307,245	$1,308,509
United Kingdom	313,538	307,072	277,610
France	311,028	350,841	376,432
Other Western Europe	168,329	151,892	150,810
Rest of World	167,037	233,226	187,375
Total	$2,329,871	$2,350,276	$2,300,736
Operating Income (Loss):
United States	$331,616	$288,121	$341,592
United Kingdom	89,279	70,742	61,744
France	47,390	73,675	87,308
Other Western Europe	35,699	22,277	12,634
Rest of World	18,009	76,030	37,697
Total	$521,993	$530,845	$540,975
Identifiable Assets:
United States (a)	$1,950,507	$1,711,971	$1,672,419
United Kingdom	238,195	282,403	266,584
France	899,738	992,541	809,241
Other Western Europe	141,038	125,921	135,889
Rest of World	286,506	276,218	279,640
Total (a)	$3,515,984	$3,389,054	$3,163,773

(a)	As of December 31, 2015 and 2014, reflects the retrospective application of new guidance adopted by the Company on classification of debt issuance costs. See Note 3.

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY RESULTS (UNAUDITED)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2016 and 2015. These quarterly results were prepared in conformity with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	2016 Fiscal Quarter
	First	Second	Third	Fourth	Year
	(dollars in thousands)
Net revenue	$497,604	$533,711	$607,877	$690,679	$2,329,871
Operating expenses	399,557	420,377	458,244	529,700	1,807,878
Operating income	$98,047	$113,334	$149,633	$160,979	$521,993
Net income	$86,312	$97,612	$127,980	$160,416	$472,320
Less - net income attributable to noncontrolling interests	3,900	1,006	83	1,004	5,993
Net income attributable to Lazard Group	$82,412	$96,606	$127,897	$159,412	$466,327

	2015 Fiscal Quarter
	First (a)	Second	Third	Fourth	Year
	(dollars in thousands)
Net revenue	$576,853	$607,951	$572,852	$592,620	$2,350,276
Operating expenses	496,242	446,815	422,884	453,490	1,819,431
Operating income	$80,611	$161,136	$149,968	$139,130	$530,845
Net income	$69,153	$146,672	$122,981	$110,491	$449,297
Less - net income (loss) attributable to noncontrolling interests	6,693	1,043	1,268	(2,445)	6,559
Net income attributable to Lazard Group	$62,460	$145,629	$121,713	$112,936	$442,738

(a)	See Note 11 for information regarding the debt refinancing.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of December 31, 2016 (the end of the period covered by this Annual Report on Form 10-K). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), and the related report of our independent registered public accounting firm, are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

For the fiscal years ended December 31, 2016 and 2015, fees for services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows (in thousands of dollars):

Fees	2016	2015
Audit Fees for the audit of the Company's annual financial statements, the audit of the effectiveness of the Company's internal controls over financial reporting and reviews of the financial statements included in the Company's quarterly reports Form 10-Q, including services in connection with statutory and regulatory filings or engagements	$7,553	$7,494
Audit-Related Fees, including fees for audits of employee benefit plans, computer and control-related attest services, agreed up-on procedures, regulatory and compliance reviews, fund audits and other accounting research services	$1,262	$1,141
Tax Fees for tax advisory and compliance services not related to the audit	$765	$647
All Other Fees(1)	$11	$350

(1)

Represents fees for various services in 2016 and certain consulting services and cyber security awareness training that were provided to the Company during 2015 by affiliates of Deloitte & Touche LLP that were unrelated to the audit, audit-related and tax services described above.

The Audit Committee of the Board of Directors of Lazard Ltd (the “Audit Committee”) has adopted a policy regarding pre-approval of audit and non-audit services provided by Deloitte & Touche LLP to the Company and its subsidiaries. The policy provides the guidelines necessary to adhere to Lazard’s commitment to auditor independence and compliance with relevant laws, regulations and guidelines relating to auditor independence. The policy sets forth four categories of permitted services (Audit, Audit-Related, Tax and Other), listing the types of permitted services in each category. All of the permitted services require pre-approval by the Audit Committee. In lieu of Audit Committee pre-approval on an engagement-by-engagement basis, each category of permitted services, with reasonable detail as to the types of services contemplated, is pre-approved as part of the annual budget approval by the Audit Committee. Permitted services not contemplated during the budget process must be presented to the Audit Committee for approval prior to the commencement of the relevant engagement. The Audit Committee chair, or, if he is not available, any other member of the Audit Committee, may grant approval for any such engagement if approval is required prior to the next scheduled meeting of the Audit Committee. All of the fees paid to Deloitte & Touche LLP in 2016 were pre-approved in accordance with these procedures, and there were no services for which the de minimus exception permitted in certain circumstances under SEC rules was utilized.

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

3.3

Amended and Restated Operating Agreement of the Registrant, dated as of October 26, 2015 (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report (File No. 333-126751) on Form l0-Q filed on October 28, 2015).

3.4

Amendment No.1 to Amended and Restated Operating Agreement of the Registrant, dated as of October 27, 2016(incorporated by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q filed on October 28, 2016).

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

4.3

Fifth Supplemental Indenture, dated as of November 14, 2013, between the Registrant and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No 333-126751) filed on November 14, 2013).

4.4

Sixth Supplemental Indenture, dated as of February 13, 2015, between the Registrant and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on February 13, 2015).

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

10.10*

Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 9, 2016, by and among the Registrant, Lazard Ltd and Scott D. Hoffman (incorporated by reference to Exhibit 10.10 to Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 27, 2016

10.11*

Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 9, 2016, by and among the Registrant, Lazard Ltd and Alexander F. Stern (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report (File No 333-126751) on Form 10-Q filed on April 27, 2016).

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

10.15*	Directors Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to Lazard Ltd’s Quarterly Report (File No.001-32492) on Form 10-Q filed on May 11, 2006).

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

10.19

Agreement between Lazard Ltd and Kenneth M. Jacobs, dated as of February 20, 2014, evidencing a grant of Performance-Based Stock Units under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on May 6, 2014).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Matthieu Bucaille.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Matthieu Bucaille.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

LAZARD GROUP LLC

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

ITEMS 15(a)(1) AND 15(a)(2)

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2016 AND 2015

(dollars in thousands)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$280,666	$184,482
Due from subsidiaries of Lazard Ltd	317,308	351,825
Other receivables, net	3,807	9
Investments in subsidiaries, equity method	1,358,404	1,205,240
Other investments	139,693	175,689
Property, net	98,158	92,393
Goodwill and other intangibles assets-net	38,673	3,232
Other assets	42,960	64,895
Total assets	$2,279,669	$2,077,765
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Accrued compensation and benefits	$156,416	$196,477
Due to subsidiaries of Lazard Ltd	150,550	157,353
Senior debt	1,188,600	989,358
Other liabilities	105,209	84,818
Total liabilities	1,600,775	1,428,006
Commitments and contingencies
MEMBERS’ EQUITY
Members' equity	949,669	839,517
Accumulated other comprehensive loss, net of tax	(270,775)	(189,758)
Total members’ equity	678,894	649,759
Total liabilities and members’ equity	$2,279,669	$2,077,765

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
REVENUE
Equity in earnings of subsidiaries	$642,653	$670,322	$648,152
Interest income	886	1,366	6,997
Other	810	(9)	7,329
Total revenue	644,349	671,679	662,478
Interest expense	47,898	51,047	63,005
Net revenue	596,451	620,632	599,473
OPERATING EXPENSES
Compensation and benefits	86,418	109,777	123,409
Professional services	4,971	4,963	5,300
Amortization and other acquisition-related costs	30,819	266	400
Other	5,903	60,797	9,426
Total operating expenses	128,111	175,803	138,535
OPERATING INCOME	468,340	444,829	460,938
Provision for income taxes	2,013	2,091	3,934
NET INCOME	$466,327	$442,738	$457,004

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
NET INCOME	$466,327	$442,738	$457,004
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	(56,619)	(44,062)	(43,858)
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $(2,754), $5,644 and $(9,045) for the years ended December 31, 2016, 2015 and 2014, respectively)	(26,924)	11,283	(21,983)
Adjustments for items reclassified to earnings (net of tax expense of $1,757, $1,507 and $1,923 for the years ended December 31, 2016, 2015 and 2014, respectively)	2,526	6,309	4,749
OTHER COMPREHENSIVE LOSS, NET OF TAX	(81,017)	(26,470)	(61,092)
COMPREHENSIVE INCOME	$385,310	$416,268	$395,912

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$466,327	$442,738	$457,004
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(642,653)	(670,322)	(648,152)
Deferred tax provision	96	2,219	2,441
Loss on extinguishment of debt	3,148	60,219	-
Amortization of deferred expenses and share-based incentive compensation	326,629	301,164	277,800
Depreciation and amortization of property	9,509	9,869	9,731
Loss on acquisition of portion of business already owned	3,591
Amortization and other acquisition-related costs	30,819	266	400
Distributions received from subsidiaries	393,287	527,373	563,036
Changes in operating assets and liabilities:
Due to/from subsidiaries	31,785	4,211	49,983
Other investments	31,694	21,556	(54,235)
Other operating assets and liabilities	(81,093)	(126,537)	(17,881)
Net cash provided by operating activities	573,139	572,756	640,127
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(15,274)	(251)	(7,473)
Proceeds from sale of subsidiary	-	1,413	-
Capital contribution to subsidiaries	(2,773)	(18,566)	(16,987)
Net cash used in investing activities	(18,047)	(17,404)	(24,460)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Excess tax benefit from share-based incentive compensation	27	13,300	5,149
Issuance of senior debt, net of expenses	296,757	396,272	-
Other financing activities	8,004	-	200
Payments for:
Senior debt	(101,441)	(509,098)	-
Capital lease obligations	(38)	(88)	(83)
Distributions of members	(301,262)	(129,787)	(322,369)
Settlement of vested share-based incentive compensation	(56,078)	(120,116)	(85,442)
Purchase of Lazard Ltd Class A common stock	(300,217)	(215,642)	(141,192)
Other financing activities	(4,660)	(2,371)	(5,840)
Net cash used in financing activities	(458,908)	(567,530)	(549,577)
Net increase (decrease) in cash and cash equivalents	96,184	(12,178)	66,090
Cash and cash equivalents, January 1	184,482	196,660	130,570
Cash and cash equivalents, December 31	$280,666	$184,482	$196,660

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

The Parent Company Financial Statements as of December 31, 2016 and 2015, and for each of the three years in the period ended December 31, 2016, are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosures in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable. Actual results could differ materially from these estimates.

The Parent Company Financial Statements include investments in subsidiaries, accounted for under the equity method. For the period ended December 31, 2016, equity in earnings of subsidiaries also includes a gain of $16,259 on the acquisition of MBA Lazard (which resulted from the increase in the fair value of the Company’s investment in MBA Lazard prior to the acquisition).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2017

LAZARD GROUP LLC

By:	/s/ Kenneth M. Jacobs
Kenneth M. Jacobs
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Kenneth M. Jacobs	Chairman, Chief Executive Officer and Director	February 27, 2017
Kenneth M. Jacobs	(Principal Executive Officer)

/s/ Matthieu Bucaille	Chief Financial Officer	February 27, 2017
Matthieu Bucaille	(Principal Financial Officer)

/s/ Dominick Ragone	Chief Accounting Officer	February 27, 2017
Dominick Ragone

/s/ Andrew M. Alper	Director	February 27, 2017
Andrew M. Alper

/s/ Ashish Bhutani	Director	February 27, 2017
Ashish Bhutani

/s/ Richard N. Haass	Director	February 27, 2017
Richard N. Haass

/s/ Steven J. Heyer	Director	February 27, 2017
Steven J. Heyer

/s/ Michelle Jarrard	Director	February 27, 2017
Michelle Jarrard

/s/ Sylvia Jay	Director	February 27,2017
Sylvia Jay

/s/ Philip A. Laskawy	Director	February 27, 2017
Philip A. Laskawy

/s/ Jane L. Mendillo	Director	February 27, 2017
Jane L. Mendillo

/s/ Richard D. Parsons	Director	February 27, 2017
Richard D. Parsons

/s/ Michael J. Turner	Director	February 27, 2017
Michael J. Turner

II-1