Form 10-Q
period 2017-09-30
Lazard Group LLC
filed 2017-10-31
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 20, 2017, in addition to profit participation interests, there were two managing member interests outstanding.

TABLE OF CONTENTS

When we use the terms “Lazard Group”,“Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock (the “Class A common stock”) are publicly traded on the New York Stock Exchange under the symbol “LAZ”.  Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd’s primary operating asset is its indirect ownership as of September 30, 2017 of all of the common membership interests in Lazard Group and its controlling interest in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries that are co-managing members of Lazard Group.

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

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(UNAUDITED)

(dollars in thousands)

	September 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$1,241,702	$1,131,440
Deposits with banks and short-term investments	652,484	419,668
Cash deposited with clearing organizations and other segregated cash	35,369	29,030
Receivables (net of allowance for doubtful accounts of $27,464 and $16,386 at September 30, 2017 and December 31, 2016, respectively):
Fees	450,968	564,291
Customers and other	100,617	73,991
Lazard Ltd subsidiaries	19,434	28,702
	571,019	666,984
Investments	426,948	459,422
Property (net of accumulated amortization and depreciation of $314,708 and $285,997 at September 30, 2017 and December 31, 2016, respectively)	200,702	208,997
Goodwill and other intangible assets (net of accumulated amortization of $60,918 and $59,618 at September 30, 2017 and December 31, 2016, respectively)	368,331	358,982
Deferred tax assets	59,814	59,767
Other assets	219,731	181,694
Total Assets	$3,776,100	$3,515,984

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

(UNAUDITED)

(dollars in thousands)

	September 30,	December 31,
	2017	2016
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$702,014	$472,283
Accrued compensation and benefits	488,858	539,944
Senior debt	1,189,936	1,188,600
Payable to Lazard Ltd subsidiaries	64,166	60,898
Deferred tax liabilities	4,009	8,625
Other liabilities	549,233	509,494
Total Liabilities	2,998,216	2,779,844
Commitments and contingencies
MEMBERS’ EQUITY
Members' equity (net of 8,716,667 and 6,697,790 shares of Lazard Ltd Class A common stock, at a cost of $353,972 and $244,518 at September 30, 2017 and December 31, 2016, respectively)	942,454	949,669
Accumulated other comprehensive loss, net of tax	(224,632)	(270,775)
Total Lazard Group LLC Members' Equity	717,822	678,894
Noncontrolling interests	60,062	57,246
Total Members’ Equity	777,884	736,140
Total Liabilities and Members’ Equity	$3,776,100	$3,515,984

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUE
Investment banking and other advisory fees	$305,530	$343,154	$1,050,471	$894,906
Asset management fees	301,719	254,551	868,522	729,679
Interest income	1,615	1,146	4,959	3,881
Other	29,155	22,094	81,092	49,318
Total revenue	638,019	620,945	2,005,044	1,677,784
Interest expense	14,248	13,068	42,770	38,592
Net revenue	623,771	607,877	1,962,274	1,639,192
OPERATING EXPENSES
Compensation and benefits	359,294	353,468	1,134,142	958,962
Occupancy and equipment	29,082	26,962	87,334	81,114
Marketing and business development	20,045	16,891	63,463	60,456
Technology and information services	31,371	24,175	87,329	71,402
Professional services	11,005	9,672	31,559	29,488
Fund administration and outsourced services	18,292	17,097	52,539	46,427
Amortization and other acquisition-related costs	335	746	1,946	1,720
Other	9,153	9,233	30,510	28,609
Total operating expenses	478,577	458,244	1,488,822	1,278,178
OPERATING INCOME	145,194	149,633	473,452	361,014
Provision for income taxes	27,367	21,653	81,802	49,110
NET INCOME	117,827	127,980	391,650	311,904
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,261	83	5,660	4,989
NET INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$115,566	$127,897	$385,990	$306,915

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
NET INCOME	$117,827	$127,980	$391,650	$311,904
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments (including a tax expense of $3 for the three months ended September 30, 2016 and $9 for the nine months ended September 30, 2016)	17,818	(1,828)	56,440	(10,106)
Employee benefit plans:
Actuarial loss (net of tax benefit of $1,197 and $17 for the three months ended September 30, 2017 and 2016, respectively, and $3,673 and $315 for the nine months ended September 30, 2017 and 2016, respectively)	(4,715)	(33)	(13,819)	(649)
Adjustment for items reclassified to earnings (net of tax expense of $204 and $375 for the three months ended September 30, 2017 and 2016, respectively, and $676 and $1,171 for the nine months ended September 30, 2017 and 2016, respectively)	1,081	1,134	3,523	3,441
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	14,184	(727)	46,144	(7,314)
COMPREHENSIVE INCOME	132,011	127,253	437,794	304,590
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,261	82	5,661	4,989
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$129,750	$127,171	$432,133	$299,601

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$391,650	$311,904
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	23,203	24,586
Amortization of deferred expenses and share-based incentive compensation	283,995	275,894
Amortization and other acquisition-related costs	1,946	1,720
Deferred tax provision (benefit)	2,413	(4,537)
(Increase) decrease in operating assets:
Deposits with banks and short-term investments	(171,734)	(135,152)
Cash deposited with clearing organizations and other segregated cash	(5,138)	115
Receivables-net	122,056	38,482
Investments	27,927	68,499
Other assets	(70,944)	(54,409)
Increase (decrease) in operating liabilities:
Deposits and other payables	164,784	32,186
Accrued compensation and benefits and other liabilities	(75,202)	(225,337)
Net cash provided by operating activities	694,956	333,951
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(15,387)	(22,070)
Disposals of property	285	865
Net cash used in investing activities	(15,102)	(21,205)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from noncontrolling interests	-	93
Excess tax benefits from share-based incentive compensation	-	2,343
Other financing activities	-	30,518
Payments for:
Capital lease obligations	(7,329)	(1,234)
Distributions to noncontrolling interests	(3,049)	(966)
Purchase of Lazard Ltd Class A common stock	(252,538)	(228,865)
Distributions to members	(294,966)	(248,742)
Settlement of vested share-based incentive compensation	(67,384)	(55,562)
Other financing activities	(10,083)	(3,080)
Net cash used in financing activities	(635,349)	(505,495)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	65,757	48
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	110,262	(192,701)
CASH AND CASH EQUIVALENTS—January 1	1,131,440	1,025,844
CASH AND CASH EQUIVALENTS—September 30	$1,241,702	$833,143

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2016

(UNAUDITED)

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total
	Members'	Income (Loss),	Members'	Noncontrolling	Members'
	Equity	Net of Tax	Equity	Interests	Equity
Balance - January 1, 2016 (*)	$839,517	$(189,758)	$649,759	$53,141	$702,900
Comprehensive income (loss):
Net income	306,915		306,915	4,989	311,904
Other comprehensive loss - net of tax		(7,314)	(7,314)	-	(7,314)
Amortization of share-based incentive compensation	213,144		213,144		213,144
Distributions to members and noncontrolling interests, net	(248,742)		(248,742)	(873)	(249,615)
Purchase of Lazard Ltd Class A common stock	(228,865)		(228,865)		(228,865)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation and related tax benefit of $140	(55,422)		(55,422)		(55,422)
Business acquisitions and related equity transactions:
Delivery of Lazard Ltd Class A common stock and related tax benefit of $144	2,984		2,984		2,984
Other	6,479		6,479		6,479
Balance - September 30, 2016 (*)	$836,010	$(197,072)	$638,938	$57,257	$696,195
(*)	At both January 1, 2016 and September 30, 2016, in addition to profit participation interests, there were two managing member interests.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2017

(UNAUDITED)

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total
	Members'	Income (Loss),	Members'	Noncontrolling	Members'
	Equity	Net of Tax	Equity	Interests	Equity
Balance - January 1, 2017 (*)	$949,669	$(270,775)	$678,894	$57,246	$736,140
Adjustment for the cumulative effect on prior years from the adoption of new accounting guidance related to share-based incentive compensation	4,945		4,945		4,945
Balance, as adjusted - January 1, 2017	954,614	(270,775)	683,839	57,246	741,085
Comprehensive income:
Net income	385,990		385,990	5,660	391,650
Other comprehensive income - net of tax		46,143	46,143	1	46,144
Amortization of share-based incentive compensation	220,648		220,648		220,648
Distributions to members and noncontrolling interests, net	(294,966)		(294,966)	(3,049)	(298,015)
Purchase of Lazard Ltd Class A common stock	(252,538)		(252,538)		(252,538)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation	(67,384)		(67,384)		(67,384)
Business acquisitions and related equity transactions:
Lazard Ltd Class A common stock issuable (including related amortization)	278		278		278
Delivery of Lazard Ltd Class A common stock and related tax benefit of $10	615		615		615
Other	(4,803)		(4,803)	204	(4,599)
Balance - September 30, 2017 (*)	$942,454	$(224,632)	$717,822	$60,062	$777,884
(*)	At both January 1, 2017 and September 30, 2017, in addition to profit participation interests, there were two managing member interests.

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of September 30, 2017 and December 31, 2016. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

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

The consolidated results of operations for the three month and nine month periods ended September 30, 2017 are not indicative of the results to be expected for any future interim or annual period.

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

Revenue from Contracts with Customers—In May 2014, the FASB issued comprehensive new revenue recognition guidance. The guidance requires a company to recognize revenue when it transfers promised services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those services and requires enhanced disclosures. The guidance also changes the accounting for certain contract costs, including whether they may be offset against revenue in the condensed consolidated statements of operations. On July 9, 2015, the FASB approved the deferral of the effective date of the new revenue guidance by one year to annual reporting periods beginning after December 15, 2017. The guidance may be adopted using a full retrospective approach or a modified cumulative effect approach. The Company will adopt the revenue recognition guidance upon its effective date of January 1, 2018 and it intends to apply the modified cumulative effect approach upon transition. The Company’s implementation efforts include the identification of revenue within the scope of the guidance and the evaluation of revenue contracts.

The Company continues to evaluate the potential impact of the new guidance including (i) the timing of revenue recognition for Financial Advisory fees and (ii) the presentation of certain contract costs. With respect to revenue recognition, the Company is assessing the potential impact of the new guidance on the Company’s recognition of certain M&A Advisory fees (e.g., transaction completion, transaction announcement and retainer fees), including whether the Company’s fulfillment of its performance obligations

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

under M&A Advisory engagement contracts would be deemed to occur over time, or at specific points in time, under the new guidance. Interpretive guidance on this particular issue continues to be deliberated by the Financial Reporting Executive Committee of the American Institute of Certified Public Accountants. With respect to the potential impact of the new guidance on the Company’s presentation of certain contract costs, the Company anticipates that the new guidance will result in the gross basis of presentation of certain contract costs that are currently presented net of certain items in revenues. The most significant changes identified to date with respect to presentation relate to (a) certain distribution costs within our Asset Management business and (b) certain reimbursable deal costs within our Financial Advisory business, both of which are currently presented net against revenues and will be presented as expenses on a gross basis under the new guidance.  The Company is currently evaluating the impact of this presentation.

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

Activity in the allowance for doubtful accounts for the three month and nine month periods ended September 30, 2017 and 2016 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Beginning Balance	$25,094	$13,569	$16,386	$12,882
Bad debt expense, net of recoveries	4,753	1,545	18,584	4,124
Charge-offs, foreign currency translation and other adjustments	(2,383)	(2,147)	(7,506)	(4,039)
Ending Balance	$27,464	$12,967	$27,464	$12,967

Bad debt expense, net of recoveries is included in “investment banking and other advisory fees” on the condensed consolidated statements of operations.

At September 30, 2017 and December 31, 2016, the Company had receivables past due or deemed uncollectible of $44,372 and $22,212, respectively.

Of the Company’s fee receivables at September 30, 2017 and December 31, 2016, $64,965 and $76,133, respectively, represented interest-bearing financing receivables. In addition, at September 30, 2017 and  December 31, 2016, the Company had interest-bearing receivables from Lazard Ltd subsidiaries of $3,742 and $20,365, respectively.  Based upon our historical loss experience, the credit quality of the counterparties, and the lack of past due or uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $502,312 and $570,486 at September 30, 2017 and December 31, 2016, respectively, approximates fair value.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

4.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Interest-bearing deposits	$552	$456
Debt	6	-
Equities	46,181	41,017
Funds:
Alternative investments (a)	23,518	32,441
Debt (a)	86,900	74,597
Equity (a)	191,193	188,268
Private equity	78,376	122,421
	379,987	417,727
Equity method	222	222
Total investments	426,948	459,422
Less:
Interest-bearing deposits	552	456
Equity method	222	222
Investments, at fair value	$426,174	$458,744
Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$5,921	$4,482

(a)

Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $13,850, $48,451 and $124,570, respectively, at September 30, 2017 and $13,080, $37,869 and $128,219, respectively, at December 31, 2016, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 6 and 12).

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

During the three month and nine month periods ended September 30, 2017 and 2016, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to “trading” securities still held as of the reporting date as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net unrealized investment gains	$6,949	$9,975	$27,932	$15,221

5.	FAIR VALUE MEASUREMENTS

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

The following tables present, as of September 30, 2017 and December 31, 2016, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	September 30, 2017
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$6	$-	$-	$-	$6
Equities	44,634	-	1,547	-	46,181
Funds:
Alternative investments	15,798	-	-	7,720	23,518
Debt	86,894	-	-	6	86,900
Equity	191,144	-	-	49	191,193
Private equity	-	-	-	78,376	78,376
Derivatives	-	3,443	-	-	3,443
Total	$338,476	$3,443	$1,547	$86,151	$429,617
Liabilities:
Securities sold, not yet purchased	$5,921	$-	$-	$-	$5,921
Contingent consideration liability	-	-	4,010	-	4,010
Derivatives	-	189,142	-	-	189,142
Total	$5,921	$189,142	$4,010	$-	$199,073

	December 31, 2016
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Equities	$39,509	$-	$1,508	$-	$41,017
Funds:
Alternative investments	25,316	-	-	7,125	32,441
Debt	74,591	-	-	6	74,597
Equity	188,229	-	-	39	188,268
Private equity	-	-	-	122,421	122,421
Derivatives	-	1,993	-	-	1,993
Total	$327,645	$1,993	$1,508	$129,591	$460,737
Liabilities:
Securities sold, not yet purchased	$4,482	$-	$-	$-	$4,482
Contingent consideration liability	-	-	3,364	-	3,364
Derivatives	-	182,223	-	-	182,223
Total	$4,482	$182,223	$3,364	$-	$190,069

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month and nine month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$3,072	$130	$-	$(1,661)	$6	$1,547
Total Level 3 Assets	$3,072	$130	$-	$(1,661)	$6	$1,547

Liabilities:
Contingent consideration liability	$4,108	$(98)	$-	$-	$-	$4,010
Total Level 3 Liabilities	$4,108	$(98)	$-	$-	$-	$4,010

	Nine Months Ended September 30, 2017
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,508	$4	$1,661	$(1,669)	$43	$1,547
Total Level 3 Assets	$1,508	$4	$1,661	$(1,669)	$43	$1,547

Liabilities:
Contingent consideration liability	$3,364	$646	$-	$-	$-	$4,010
Total Level 3 Liabilities	$3,364	$646	$-	$-	$-	$4,010

	Three Months Ended September 30, 2016
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,298	$2	$-	$-	$21	$1,321
Total Level 3 Assets	$1,298	$2	$-	$-	$21	$1,321

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

(a)

Earnings recorded in “other revenue” for investments in equities for the three month and nine month periods ended September 30, 2017 and the three month and nine month periods ended September 30, 2016 include net unrealized gains of $130, $2, $2 and $7, respectively. Earnings recorded in “amortization and other acquisition-related costs” for the contingent consideration liability for the three month and nine month periods ended September 30, 2017 include unrealized gains (losses) of $98 and $(646), respectively.

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the three month and nine month periods ended September 30, 2017 and 2016. Certain investments that were valued at NAV as of December 31, 2016 were transferred to Level 2 from the NAV category in the six months ended June 30, 2017, as these investments were valued based on a probable transaction value as of the reporting date that differs from NAV. Such investments were sold in the second quarter of 2017.

The following tables present, at September 30, 2017 and December 31, 2016, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	September 30, 2017
					Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments		% of Fair Value Not Redeemable	% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$6,617	$-		NA	NA	NA	NA	(a)	<30-60 days
Funds of funds	517	-		NA	NA	NA	NA	(b)	<30-90 days
Other	586	-		NA	NA	NA	NA	(c)	<30-60 days
Debt funds	6	-		NA	NA	NA	NA	(d)	30 days
Equity funds	49	-		NA	NA	NA	NA	(e)	<30-90 days
Private equity funds:
Equity growth	78,376	10,085	(f)	100%	16%	39%	45%	NA	NA
Total	$86,151	$10,085

(a)	weekly (51%), monthly (2%) and quarterly (47%)
(b)	monthly (97%) and quarterly (3%)
(c)	daily (6%) and monthly (94%)
(d)	daily (100%)
(e)	daily (18%), monthly (50%) and quarterly (32%)
(f)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $5,915 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

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

Investment Capital Funding Commitments—At September 30, 2017, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $8,613. The investment period for EGCP III ended on October 12, 2016, after which point the Company’s obligation to fund capital contributions for new investments in EGCP III expired. The Company remains obligated until October 12, 2023 (or any earlier liquidation of EGCP III) to make capital contributions necessary to fund follow-on investments and to pay for fund expenses.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The table below presents the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 12) on the accompanying condensed consolidated statements of financial condition as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Derivative Assets:
Forward foreign currency exchange rate contracts	$2,938	$1,993
Total return swaps and other (a)	505	-
	$3,443	$1,993
Derivative Liabilities:
Forward foreign currency exchange rate contracts	$3,835	$2,792
Total return swaps and other (a)	9,557	9,043
LFI and other similar deferred compensation arrangements	175,750	170,388
	$189,142	$182,223

(a)

For total return swaps, amounts represent the netting of gross derivative assets and liabilities of $509 and $9,561 as of September 30, 2017, respectively, and $357 and $9,400 as of December 31, 2016, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are recorded “net” in “other assets”, with receivables for net cash collateral under such contracts of $17,496 and $16,996 as of September 30, 2017 and December 31, 2016, respectively.

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2017 and 2016, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Forward foreign currency exchange rate contracts	$(2,991)	$(1,591)	$(8,149)	$(8,445)
LFI and other similar deferred compensation arrangements	(4,875)	(6,909)	(17,981)	(4,707)
Total return swaps and other	(3,890)	(3,674)	(12,872)	(3,880)
Total	$(11,756)	$(12,174)	$(39,002)	$(17,032)

7.	PROPERTY

At September 30, 2017 and December 31, 2016, property consisted of the following:

	Estimated Depreciable	September 30,	December 31,
	Life in Years	2017	2016
Buildings	33	$149,548	$132,821
Leasehold improvements	3-20	174,129	175,810
Furniture and equipment	3-10	179,890	172,325
Construction in progress		11,843	14,038
Total		515,410	494,994
Less - Accumulated depreciation and amortization		314,708	285,997
Property		$200,702	$208,997

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at September 30, 2017 and December 31, 2016 are presented below:

	September 30,	December 31,
	2017	2016
Goodwill	$362,773	$352,124
Other intangible assets (net of accumulated amortization)	5,558	6,858
	$368,331	$358,982

At September 30, 2017 and December 31, 2016, goodwill of $298,232 and $287,583, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the nine month periods ended September 30, 2017 and 2016 are as follows:

	Nine Months Ended
	September 30,
	2017	2016
Balance, January 1	$352,124	$320,761
Foreign currency translation adjustments	10,649	4,906
Balance, September 30	$362,773	$325,667

All changes in the carrying amount of goodwill for the nine month periods ended September 30, 2017 and 2016 are attributable to the Company’s Financial Advisory segment.

The gross cost and accumulated amortization of other intangible assets as of September 30, 2017 and December 31, 2016, by major intangible asset category, are as follows:

	September 30, 2017			December 31, 2016
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/performance fees	$33,040	$27,693	$5,347	$33,040	$26,543	$6,497
Management fees, customer relationships and non-compete agreements	33,436	33,225	211	33,436	33,075	361
	$66,476	$60,918	$5,558	$66,476	$59,618	$6,858

Amortization expense of intangible assets, included in “amortization and other acquisition-related costs” in the condensed consolidated statements of operations, for the three month and nine month periods ended September 30, 2017 was $433 and $1,300, respectively, and for the three month and nine month periods ended September 30, 2016 was $746 and $1,720, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2017 (October 1 through December 31)	$284
2018	5,274
Total amortization expense	$5,558

(a)	Approximately 38% of intangible asset amortization is attributable to a noncontrolling interest.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

9.	SENIOR DEBT

Senior debt is comprised of the following as of September 30, 2017 and December 31, 2016:

				Outstanding as of
	Initial		Annual	September 30, 2017			December 31, 2016
	Principal Amount	Maturity Date	Interest Rate(a)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2020 Senior Notes	500,000	11/14/20	4.25%	$500,000	$2,878	$497,122	$500,000	$3,569	$496,431
Lazard Group 2025 Senior Notes	400,000	2/13/25	3.75%	400,000	3,479	396,521	400,000	3,833	396,167
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	300,000	3,707	296,293	300,000	3,998	296,002
Total				$1,200,000	$10,064	$1,189,936	$1,200,000	$11,400	$1,188,600

(a)

The effective interest rates of Lazard Group’s 4.25% senior notes due November 14, 2020 (the “2020 Notes”), Lazard Group’s 3.75% senior notes due February 13, 2025 (the “2025 Notes”) and Lazard Group’s 3.625% senior notes due March 1, 2027 (the “2027 Notes”) are 4.43%, 3.87% and 3.76%, respectively.

On September 25, 2015, Lazard Group entered into an Amended and Restated Credit Agreement for a five-year $150,000 senior revolving credit facility with a group of lenders (the “Amended and Restated Credit Agreement”), which expires in September 2020. The Amended and Restated Credit Agreement amended and restated the previous credit agreement dated September 25, 2012. Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. At September 30, 2017 and December 31, 2016, no amounts were outstanding under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of September 30, 2017, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

As of September 30, 2017, the Company had approximately $175,000 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement and unused lines of credit available to LFB of approximately $24,000 (at September 30, 2017 exchange rates).

The Company’s senior debt at September 30, 2017 and December 31, 2016 is carried at historical amounts of $1,189,936 and $1,188,600, respectively. At those dates, the fair value of such senior debt was approximately $1,230,000 and $1,204,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

10.	COMMITMENTS AND CONTINGENCIES

Leases—The Company has various leases and other contractual commitments arising in the ordinary course of business.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At September 30, 2017, LFB had $2,948 of such indemnifications and held $2,948 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the condensed consolidated statement of financial condition.

Business Acquisitions—For a business acquired in 2016, consideration consists of (i) previously paid one-time cash payment and 60,817 shares of Class A common stock subject to non-compete provisions and (ii) up to 210,431 additional shares of Class A common stock that are subject to certain performance thresholds. As of September 30, 2017, none of the contingent shares had been earned.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, each of LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At September 30, 2017, LFB and LFNY had no such underwriting commitments.

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

During the nine month periods ended September 30, 2017 and 2016, Lazard Group distributed $294,966 and $248,742, respectively, to the subsidiaries of Lazard Ltd.

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments as soon as practicable after the end of each fiscal year.  Such installment distributions usually begin in February.

Share Repurchase Program—During the nine month period ended September 30, 2017 and since 2014, the Board of Directors of Lazard authorized the repurchase of Lazard Ltd Class A common stock as set forth in the table below:

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

Nine Months Ended September 30:	Number of Shares Purchased	Average Price Per Share
2016	6,656,250	$34.38
2017	5,838,520	$43.25

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

During the nine month periods ended September 30, 2017 and 2016, certain of our executive officers received Lazard Ltd Class A common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of Lazard Ltd Class A common stock from the executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the nine month periods ended September 30, 2017 and 2016, the Company purchased shares of Lazard Ltd Class A common stock from an executive officer. The aggregate value of all such purchases during the nine month periods ended September 30, 2017 and 2016 was approximately $14,700 and $4,900, respectively.

As of September 30, 2017, a total of $102,587 of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, which will expire on December 31, 2018.

In addition, on October 25, 2017, the Board of Directors of Lazard authorized the repurchase of up to $200,000 of additional shares of Lazard Ltd’s Class A common stock, which authorization will expire on December 31, 2019.

During the nine month period ended September 30, 2017, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

Accumulated Other Comprehensive Income (Loss), Net of Tax (“AOCI”)—The tables below reflect the balances of each component of AOCI at September 30, 2017 and 2016 and activity during the three month and nine month periods then ended:

	Three Months Ended September 30, 2017
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, July 1, 2017	$(70,684)	$(168,133)	$(238,817)	$(1)	$(238,816)
Activity:
Other comprehensive income (loss) before reclassifications	17,818	(4,715)	13,103	-	13,103
Adjustments for items reclassified to earnings, net of tax	-	1,081	1,081	-	1,081
Net other comprehensive income (loss)	17,818	(3,634)	14,184	-	14,184
Balance, September 30, 2017	$(52,866)	$(171,767)	$(224,633)	$(1)	$(224,632)

	Nine Months Ended September 30, 2017
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2017	$(109,306)	$(161,471)	$(270,777)	$(2)	$(270,775)
Activity:
Other comprehensive income (loss) before reclassifications	56,440	(13,819)	42,621	1	42,620
Adjustments for items reclassified to earnings, net of tax	-	3,523	3,523		3,523
Net other comprehensive income (loss)	56,440	(10,296)	46,144	1	46,143
Balance, September 30, 2017	$(52,866)	$(171,767)	$(224,633)	$(1)	$(224,632)

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

	Three Months Ended September 30, 2016
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, July 1, 2016	$(60,965)	$(135,382)	$(196,347)	$(1)	$(196,346)
Activity:
Other comprehensive loss before reclassifications	(1,828)	(33)	(1,861)	(1)	(1,860)
Adjustments for items reclassified to earnings, net of tax	-	1,134	1,134	-	1,134
Net other comprehensive income (loss)	(1,828)	1,101	(727)	(1)	(726)
Balance, September 30, 2016	$(62,793)	$(134,281)	$(197,074)	$(2)	$(197,072)

	Nine Months Ended September 30, 2016
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2016	$(52,687)	$(137,073)	$(189,760)	$(2)	$(189,758)
Activity:
Other comprehensive loss before reclassifications	(10,106)	(649)	(10,755)	-	(10,755)
Adjustments for items reclassified to earnings, net of tax	-	3,441	3,441	-	3,441
Net other comprehensive income (loss)	(10,106)	2,792	(7,314)	-	(7,314)
Balance, September 30, 2016	$(62,793)	$(134,281)	$(197,074)	$(2)	$(197,072)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month and nine month periods ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Amortization relating to employee benefit plans (a)	$1,285	$1,509	$4,199	$4,612
Less - related income taxes	204	375	676	1,171
Total reclassifications, net of tax	$1,081	$1,134	$3,523	$3,441

(a)	Included in the computation of net periodic benefit cost (see Note 13). Such amounts are included in “compensation and benefits” expense on the condensed consolidated statements of operations.

Noncontrolling Interests—Noncontrolling interests principally represent interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The tables below summarize net income attributable to noncontrolling interests for the three month and nine month periods ended September 30, 2017 and 2016 and noncontrolling interests as of September 30, 2017 and December 31, 2016 in the Company’s condensed consolidated financial statements:

	Net Income Attributable to Noncontrolling Interests
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Edgewater	$2,260	$81	$5,657	$4,988
Other	1	2	3	1
Total	$2,261	$83	$5,660	$4,989

	Noncontrolling Interests as of
	September 30,	December 31,
	2017	2016
Edgewater	$60,050	$57,238
Other	12	8
Total	$60,062	$57,246

12.INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2008 Plan and 2005 Equity Incentive Plan (the “2005 Plan”) and activity with respect thereto during the three month and nine month periods ended September 30, 2017 and 2016 is presented below.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs and restricted stock awards) and “professional services” expense (with respect to deferred stock units (“DSUs”)) within the Company’s accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Share-based incentive awards:
RSUs	$39,898	$39,447	$150,193	$134,419
PRSUs	9,896	11,252	38,095	38,276
Restricted Stock	7,697	7,015	30,507	38,833
DSUs	78	53	926	808
Total	$57,569	$57,767	$219,721	$212,336

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

RSUs generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any dividends paid on Class A common stock during such period. During the nine month periods ended September 30, 2017 and 2016, dividend participation rights required the issuance of 866,914 and 969,054 RSUs, respectively.

Non-executive members of the Board of Directors of Lazard Group, who are the same Non-Executive Directors of Lazard Ltd (“Non-Executive Directors”), receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 31,280 and 38,771 DSUs granted during the nine month periods ended September 30, 2017 and 2016, respectively.  Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of Class A common stock at the time of cessation of service to the Board of Directors. DSUs include a cash dividend participation right equivalent to dividends paid on Class A common stock.

The Company’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date immediately preceding the date of the grant. During the nine month periods ended September 30, 2017 and 2016, 10,541 and 7,407 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following is a summary of activity relating to RSUs and DSUs during the nine month periods ended September 30, 2017 and 2016:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2017	11,698,138	$40.65	276,725	$36.05
Granted (including 866,914 RSUs relating to dividend participation)	5,294,156	$43.01	41,821	$44.30
Forfeited	(162,320)	$39.97	-	-
Vested	(3,977,477)	$45.27	(43,465)	$35.77
Balance, September 30, 2017	12,852,497	$40.20	275,081	$37.35
Balance, January 1, 2016	9,599,658	$44.06	312,670	$35.98
Granted (including 969,054 RSUs relating to dividend participation)	6,649,625	$34.64	46,178	$34.98
Forfeited	(181,337)	$39.79	-	-
Vested	(4,527,559)	$39.16	(84,759)	$35.30
Balance, September 30, 2016	11,540,387	$40.62	274,089	$36.02

In connection with RSUs that vested during the nine month periods ended September 30, 2017 and 2016, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,282,843 and 1,416,643 shares of Class A common stock during such respective nine month periods. Accordingly, 2,694,634 and 3,110,916 shares of Class A common stock held by the Company were delivered during the nine month periods ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, estimated unrecognized RSU compensation expense was approximately $178,321, with such expense expected to be recognized over a weighted average period of approximately 0.9 years subsequent to September 30, 2017.

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the nine month periods ended September 30, 2017 and 2016:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2017	1,655,073	$40.95
Granted	841,355	$42.58
Forfeited	(65,086)	$40.80
Vested	(483,811)	$45.42
Balance, September 30, 2017	1,947,531	$40.54
Balance, January 1, 2016	713,738	$47.12
Granted	1,795,258	$36.74
Forfeited	(33,943)	$40.49
Vested	(802,276)	$37.09
Balance, September 30, 2016	1,672,777	$40.92

In connection with shares of restricted Class A common stock that vested during the nine month periods ended September 30, 2017 and 2016, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 147,775 and 132,984 shares of Class A common stock during such respective nine month periods. Accordingly, 336,036 and 669,292 shares of Class A common stock held by the Company were delivered during the nine month periods ended September 30, 2017 and 2016, respectively.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The restricted stock awards include a cash dividend participation right equivalent to dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At September 30, 2017, estimated unrecognized restricted stock expense was approximately $35,369, with such expense to be recognized over a weighted average period of approximately 0.8 years subsequent to September 30, 2017.

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

The following is a summary of activity relating to PRSUs during the nine month periods ended September 30, 2017 and 2016:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2017	1,590,756	$40.76
Granted (a)	458,113	$43.76
Vested	(825,565)	$42.27
Balance, September 30, 2017	1,223,304	$40.86
Balance, January 1, 2016	1,019,038	$44.49
Granted (a)	627,956	$32.91
Vested	(417,021)	$38.43
Balance, September 30, 2016	1,229,973	$40.63

(a)	Represents PRSU awards granted during the relevant year at the target payout level.

In connection with certain PRSUs that vested or were settled during the nine month periods ended September 30, 2017 and 2016, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 127,530 and 64,169 shares of Class A common stock during such respective nine month periods. Accordingly, 698,035 and 352,852 shares of Class A common stock held by the Company were delivered during the nine month periods ended September 30, 2017 and 2016, respectively.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of September 30, 2017, the total estimated unrecognized compensation expense was approximately $11,846, and the Company expects to amortize such expense over a weighted-average period of approximately 0.8 years subsequent to September 30, 2017.

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

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the nine month periods ended September 30, 2017 and 2016:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2017	$49,650	$170,388
Granted	77,580	77,580
Settled	-	(95,718)
Forfeited	(866)	(1,647)
Amortization	(52,702)	-
Change in fair value related to:
Increase in fair value of underlying investments	-	17,981
Adjustment for estimated forfeitures	-	5,333
Other	1,515	1,833
Balance, September 30, 2017	$75,177	$175,750

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2016	$75,703	$193,574
Granted	51,871	51,871
Settled	-	(75,583)
Forfeited	(1,967)	(3,435)
Amortization	(56,784)	-
Change in fair value related to:
Increase in fair value of underlying investments	-	4,707
Adjustment for estimated forfeitures	-	3,551
Other	(1,232)	585
Balance, September 30, 2016	$67,591	$175,270

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 0.9 years subsequent to September 30, 2017.

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Amortization, net of forfeitures	$15,961	$18,116	$57,254	$58,867
Change in the fair value of underlying investments	4,875	6,909	17,981	4,707
Total	$20,836	$25,025	$75,235	$63,574

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

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s post-retirement plans for the three month and nine month periods ended September 30, 2017 and 2016:

	Pension Plans		Medical Plan
	Three Months Ended September 30,
	2017	2016	2017	2016
Components of Net Periodic Benefit Cost (Credit):
Service cost	$373	$313	$-	$3
Interest cost	4,191	4,833	-	42
Expected return on plan assets	(6,295)	(6,648)	-	-
Amortization of:
Prior service cost	-	599	-	-
Net actuarial loss (gain)	1,285	957	-	(47)
Net periodic benefit cost (credit)	$(446)	$54	$-	$(2)

	Pension Plans		Medical Plan
	Nine Months Ended September 30,
	2017	2016	2017	2016
Components of Net Periodic Benefit Cost (Credit):
Service cost	$1,048	$934	$-	$9
Interest cost	12,258	15,292	-	125
Expected return on plan assets	(18,855)	(21,047)	-	-
Amortization of:
Prior service cost	30	1,793	-	-
Net actuarial loss (gain)	4,169	2,958	-	(139)
Net periodic benefit cost (credit)	$(1,350)	$(70)	$-	$(5)

14.	INCOME TAXES

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The Company recorded income tax provisions of $27,367 and $81,802 for the three month and nine month periods ended September 30, 2017, respectively, and $21,653 and $49,110 for the three month and nine month periods ended September 30, 2016, respectively, representing effective tax rates of 18.8%, 17.3%, 14.5% and 13.6%, respectively. The difference between the U.S. federal statutory rate of 35.0% and the effective tax rates reflected above principally relates to (i) Lazard Group primarily operating as a limited liability company in the U.S., (ii) change in the valuation allowance affecting the provision for income taxes, (iii) taxes payable to foreign jurisdictions, (iv) excess net tax benefit for share-based incentive compensation, and (v) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate.

On January 1, 2017, the Company adopted new accounting guidance on share-based incentive compensation. As a result of the adoption of this new guidance, the Company recognized excess tax benefits of $2,047 from the vesting of share-based incentive compensation in the provision for income taxes in the condensed consolidated statements of operations for the nine month period ended September 30, 2017. The Company also recorded deferred tax assets of $4,945, net of a valuation allowance of $12,090, as of January 1, 2017, for previously unrecognized excess tax benefits (including tax benefits from dividends or dividend equivalents) on share-based incentive compensation, with an offsetting adjustment to retained earnings. See Note 2 for further information on the adoption of this new guidance.

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

Receivable from and Payable to Lazard Ltd Subsidiaries

Lazard Group’s receivables from subsidiaries of Lazard Ltd at September 30, 2017 and December 31, 2016 included interest- bearing loans of $3,742 and $20,365, respectively, including accrued interest thereon.  Interest income relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $5 and $148 for the three month and nine month periods ended September 30, 2017, respectively, and $23 and $233 for the three month and nine month periods ended September 30, 2016, respectively.

Lazard Group’s payables to subsidiaries of Lazard Ltd at September 30, 2017 and December 31, 2016 included interest-bearing loans, including interest thereon, of $63,726 and $60,500, respectively.  Interest expense relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $976 and $2,851 for the three month and nine month periods ended September 30, 2017, respectively, and $875 and $2,604 for the three month and nine month periods ended September 30, 2016, respectively.

Sponsored Funds

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance fees for providing such services. Investment advisory fees relating to such services were $163,767 and $471,727 for the three month and nine month periods ended September 30, 2017, respectively, and $130,546 and $374,250 for the three month and nine month periods ended September 30, 2016, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $57,156 and $49,944 remained as receivables at September 30, 2017 and December 31, 2016, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.

Other

See Note 11 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

16.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At September 30, 2017, LFNY’s regulatory net capital was $254,141, which exceeded the minimum requirement by $247,866. LFNY’s aggregate indebtedness to net capital ratio was 0.37:1 as of September 30, 2017.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At September 30, 2017, the aggregate regulatory net capital of the U.K. Subsidiaries was $190,884, which exceeded the minimum requirement by $172,104.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG and other clients, and asset-liability management. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG (asset management), also are subject to regulation and supervision by the Autorité des Marchés Financiers. At September 30, 2017, the consolidated regulatory net capital of CFLF was $137,988, which exceeded the minimum requirement set for regulatory capital levels by $89,582. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. In 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At June 30, 2017, the regulatory net capital of the combined European regulated group was $167,325, which exceeded the minimum requirement set for regulatory capital levels by $81,079. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At September 30, 2017, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $151,460, which exceeded the minimum required capital by $124,535.

At September 30, 2017, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The Company’s segment information for the three month and nine month periods ended September 30, 2017 and 2016 is prepared using the following methodology:

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

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2017	2016	2017	2016
Financial Advisory	Net Revenue	$305,890	$343,488	$1,052,206	$896,467
	Operating Expenses	243,421	257,561	814,068	718,366
	Operating Income	$62,469	$85,927	$238,138	$178,101
Asset Management	Net Revenue	$320,487	$267,725	$913,728	$767,610
	Operating Expenses	217,233	185,753	621,885	543,616
	Operating Income	$103,254	$81,972	$291,843	$223,994
Corporate	Net Revenue	$(2,606)	$(3,336)	$(3,660)	$(24,885)
	Operating Expenses	17,923	14,930	52,869	16,196
	Operating Loss	$(20,529)	$(18,266)	$(56,529)	$(41,081)
Total	Net Revenue	$623,771	$607,877	$1,962,274	$1,639,192
	Operating Expenses	478,577	458,244	1,488,822	1,278,178
	Operating Income	$145,194	$149,633	$473,452	$361,014

	As Of
	September 30, 2017	December 31, 2016
Total Assets
Financial Advisory	$808,564	$883,384
Asset Management	668,410	645,653
Corporate	2,299,126	1,986,947
Total	$3,776,100	$3,515,984

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Group’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”). All references to “2017,” “2016,” “third quarter,” “first nine months” or “the period” refer to, as the context requires, the three month and nine month periods ended September 30, 2017 and September 30, 2016.

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

Our consolidated net revenue was derived from the following segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Financial Advisory	49%	57%	54%	55%
Asset Management	51	44	46	47
Corporate	-	(1)	-	(2)
Total	100%	100%	100%	100%

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

Equity market indices for developed and emerging markets at September 30, 2017 increased as compared to such indices at September 30, 2016 and December 31, 2016. In the global M&A markets during the first nine months of 2017, the value of all completed M&A transactions decreased as compared to the same period in the prior year, as did the subset of such transactions involving values greater than $500 million. During the same time, the number of all announced M&A transactions, including the subset of such transactions involving values greater than $500 million, increased. During the first nine months of 2017, global restructuring activity, as measured by the number of corporate defaults, decreased as compared to the first nine months of 2016.

On an ongoing basis, regional, macroeconomic and geopolitical factors, including any potential regional tax or regulatory reform, may impact our business. Overall, the global macroeconomic outlook for the near- to mid-term appears positive. The U.S. economy appears to be healthy, and the European economy seems to continue to recover. Corporate cash balances remain high, and borrowing costs remain low for companies with strong credit ratings. Although market volatility may affect our business from time to time, the longer-term trends appear to remain favorable for both of our businesses.

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

Overall, we continue to focus on the development of our business, including the generation of stable revenue growth, earnings growth and member returns, the evaluation of potential growth opportunities, the prudent management of our costs and expenses, the efficient use of our assets and the return of equity to our members.

Certain data with respect to our Financial Advisory and Asset Management businesses is included below.

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value of all completed transactions, including completed transactions with values greater than $500 million, decreased in the first nine months of 2017 as compared to 2016. With respect to announced M&A transactions, the number of all transactions, including the number of announced transactions involving values greater than $500 million, increased in the first nine months of 2017 as compared to 2016.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Incr / (Decr)	2017	2016	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$860	$932	(8)%	$2,632	$2,781	(5)%
Number	9,467	9,296	2%	29,260	29,035	1%
Deals Greater than $500 million:
Value	$655	$696	(6)%	$1,990	$2,093	(5)%
Number	258	280	(8)%	826	821	1%
Announced M&A Transactions:
All deals:
Value	$886	$868	2%	$2,505	$2,523	(1)%
Number	9,822	9,214	7%	29,970	28,975	3%
Deals Greater than $500 million:
Value	$663	$641	3%	$1,831	$1,837	(0)%
Number	311	302	3%	887	843	5%

Source:	Dealogic as of October 5, 2017.

Global restructuring activity during the first nine months of 2017, as measured by the number of corporate defaults, decreased as compared to the first nine months of 2016. The number of defaulting issuers decreased to 64 in the first nine months of 2017, according to Moody’s Investors Service, Inc., as compared to 115 in the first nine months of 2016.

Net revenue trends in Financial Advisory for M&A and Strategic Advisory and Restructuring are generally correlated to the level of completed industry-wide M&A transactions and restructuring transactions occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in non-public or sovereign advisory assignments. For example, our M&A and Strategic Advisory revenue, which includes M&A Advisory, Capital Advisory, Capital Raising, Sovereign Advisory and Shareholder Advisory revenue, increased 13% in the first nine months of 2017 as compared to 2016. The industry statistics for global M&A transactions described above reflect a 5% decrease in the value of all completed transactions in the first nine months of 2017 as compared to 2016. In addition, with respect to our restructuring activity, revenue increased 38% in the first nine months of 2017 as compared to 2016, in contrast to a 44% decrease in global default activity in the first nine months of 2017 as compared to 2016.

Asset Management

The percentage change in major equity market indices at September 30, 2017, as compared to such indices at June 30, 2017, December 31, 2016, and at September 30, 2016, is shown in the table below.

	Percentage Changes September 30, 2017 vs.
	June 30, 2017	December 31, 2016	September 30, 2016
MSCI World Index	4%	14%	16%
Euro Stoxx	4%	9%	20%
MSCI Emerging Market	7%	25%	20%
S&P 500	4%	13%	16%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM and the nature of the AUM product mix. Accordingly, market movements, foreign currency exchange rate volatility and changes in our AUM product mix will impact the level of revenues we receive from our Asset Management business when comparing periodic results. A substantial portion of our AUM is invested in equities. Movements in AUM during the period generally reflect the changes in equity market indices. Our AUM at September 30, 2017 increased 20% versus AUM at December 31, 2016, primarily due to market and foreign exchange appreciation and net inflows. Average AUM for the three month period ended September 30, 2017 was 16% higher than the average AUM for the three month period ended September 30, 2016. Average AUM for the first nine months of 2017 increased 14% as compared to average AUM in the first nine months of 2016.

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

For hedge funds, incentive fees are calculated based on a specified percentage of a fund’s net appreciation, in some cases in excess of established benchmarks or thresholds. The Company records incentive fees on traditional products and hedge funds at the end of the relevant performance measurement period, when potential uncertainties regarding the ultimate realizable amounts have been determined. The incentive fee measurement period is generally an annual period (unless an account terminates or redemption occurs during the year). The incentive fees received at the end of the measurement period are not subject to reversal or payback. Incentive fees on hedge funds are often subject to loss carryforward provisions in which losses incurred by the hedge funds in any year are applied against certain gains realized by the hedge funds in future periods before any incentive fees can be earned.

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

Although Corporate segment net revenue during 2017 is not significant compared to Lazard’s net revenue, total assets in the Corporate segment represented 61% of Lazard’s consolidated total assets as of September 30, 2017, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, deferred tax assets and certain assets associated with LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG and other clients, and asset-liability management.

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

A portion of our net revenue is derived from transactions that are denominated in currencies other than the U.S. Dollar. Net revenue for the three month period ended September 30, 2017 was positively impacted, and net revenue for the nine month period ended September 30, 2017 was negatively impacted, by exchange rate movements, in each case in comparison to the relevant prior year period. The majority of the impact to net revenue, in both periods, was offset by the impact of the exchange rate movements on our operating expenses during the periods denominated in currencies other than the U.S. Dollar.

  The condensed consolidated financial statements are prepared in conformity with U.S. GAAP. Selected financial data derived from the Company’s reported condensed consolidated results of operations is set forth below, followed by a more detailed discussion of both the consolidated and business segment results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	($ in thousands)
Net Revenue	$623,771	$607,877	$1,962,274	$1,639,192
Operating Expenses:
Compensation and benefits	359,294	353,468	1,134,142	958,962
Non-compensation	118,948	104,030	352,734	317,496
Amortization and other acquisition-related costs	335	746	1,946	1,720
Total operating expenses	478,577	458,244	1,488,822	1,278,178
Operating Income	145,194	149,633	473,452	361,014
Provision for income taxes	27,367	21,653	81,802	49,110
Net Income	117,827	127,980	391,650	311,904
Less - Net Income Attributable to Noncontrolling Interests	2,261	83	5,660	4,989
Net Income Attributable to Lazard Group	$115,566	$127,897	$385,990	$306,915
Operating Income, as a % of net revenue	23.3%	24.6%	24.1%	22.0%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	($ in thousands)
Operating Revenue:
Net revenue	$623,771	$607,877	$1,962,274	$1,639,192
Adjustments:
Interest expense (a)	13,356	12,304	40,253	36,851
Revenue related to noncontrolling interests (b)	(5,039)	(2,661)	(13,079)	(12,271)
Gains on investments pertaining to LFI (c)	(4,875)	(6,909)	(17,981)	(4,707)
Operating revenue	$627,213	$610,611	$1,971,467	$1,659,065

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$359,294	$353,468	$1,134,142	$958,962
Adjustments:
Noncontrolling interests (a)	(2,473)	(1,763)	(6,084)	(5,109)
Charges pertaining to LFI (b)	(4,875)	(6,909)	(17,981)	(4,707)
Adjusted compensation and benefits expense	$351,946	$344,796	$1,110,077	$949,146
Adjusted compensation and benefits expense, as a % of operating revenue	56.1%	56.5%	56.3%	57.2%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)

Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$118,948	$104,030	$352,734	$317,496
Adjustments:
Expenses associated with ERP system implementation (a)	(6,530)	-	(15,391)	-
Expenses related to office space reorganization (b)	(1,412)	-	(4,573)	-
Noncontrolling interests (c)	(239)	(465)	(1,338)	(1,500)
Adjusted non-compensation expense	$110,767	$103,565	$331,432	$315,996
Adjusted non-compensation expense, as a % of operating revenue	17.7%	17.0%	16.8%	19.0%

(a)	Represents expenses associated with the Enterprise Resource Planning (“ERP”) system implementation.
(b)	Represents incremental rent expense and lease abandonment costs related to office space reorganization.
(c)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	($ in thousands)
Earnings From Operations:
Operating revenue	$627,213	$610,611	$1,971,467	$1,659,065
Deduct:
Adjusted compensation and benefits expense	(351,946)	(344,796)	(1,110,077)	(949,146)
Adjusted non-compensation expense	(110,767)	(103,565)	(331,432)	(315,996)
Earnings from operations	$164,500	$162,250	$529,958	$393,923
Earnings from operations, as a % of operating revenue	26.2%	26.6%	26.9%	23.7%

Headcount information is set forth below:

	As of
	September 30, 2017	December 31, 2016	September 30, 2016
Headcount:
Managing Directors:
Financial Advisory	150	147	142
Asset Management	98	92	92
Corporate	21	20	20
Total Managing Directors	269	259	254
Other Employees:
Business segment professionals	1,313	1,270	1,247
All other professionals and support staff	1,264	1,242	1,218
Total	2,846	2,771	2,719

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

Three Months Ended September 30, 2017 versus September 30, 2016

The Company reported net income attributable to Lazard Group of $116 million, as compared to net income of $128 million in the 2016 period.

Net revenue increased $16 million, or 3%, with operating revenue increasing $17 million, or 3%, as compared to the 2016 period. Fee revenue from investment banking and other advisory activities decreased $38 million, or 11%, as compared to the 2016 period, primarily due to a decrease in M&A and Strategic Advisory revenue. Asset management fees, including incentive fees, increased $47 million, or 19%, as compared to the 2016 period, primarily due to an increase in average AUM. In the aggregate, interest income, other revenue and interest expense increased $7 million as compared to the 2016 period.

Compensation and benefits expense increased $6 million, or 2%, as compared to the 2016 period, primarily associated with increased operating revenue.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $352 million, an increase of $7 million, or 2%, as compared to $345 million in the 2016 period. The ratio of adjusted compensation and benefits expense to operating revenue was 56.1% for the 2017 period, as compared to 56.5% for the 2016 period and 56.5% for full-year 2016.

Non-compensation expense increased $15 million, or 14%, as compared to the 2016 period, primarily due to expenses associated with the ERP system implementation and expenses related to office space reorganization, as well as higher mutual fund service fees related to the growth in AUM and higher marketing and business development expenses. Adjusted non-compensation expense, which excludes non-compensation costs related to the ERP system implementation, office space reorganization and noncontrolling interests, increased $7 million, or 7%, as compared to the 2016 period. The ratio of adjusted non-compensation expense to operating revenue was 17.7% for the 2017 period, as compared to 17.0% in the 2016 period.

Amortization and other acquisition-related costs was substantially unchanged as compared to the 2016 period.

Operating income decreased $4 million, or 3%, as compared to the 2016 period.

Earnings from operations increased $2 million, or 1%, as compared to the 2016 period, and, as a percentage of operating revenue, was 26.2%, as compared to 26.6% in the 2016 period.

The provision for income taxes reflects an effective tax rate of 18.8%, as compared to 14.5% for the 2016 period. The effective tax rate increased primarily due to the change in the geographic mix of earnings.

Net income attributable to noncontrolling interests increased $2 million as compared to the 2016 period.

Nine Months Ended September 30, 2017 versus September 30, 2016

The Company reported net income attributable to Lazard Group of $386 million, as compared to net income of $307 million in the 2016 period.

Net revenue increased $323 million, or 20%, with operating revenue increasing $312 million, or 19%, as compared to the 2016 period. Fee revenue from investment banking and other advisory activities increased $156 million, or 17%, as compared to the 2016 period, due to an increase in M&A and Strategic Advisory and Restructuring revenue. Asset management fees, including incentive fees, increased $139 million, or 19%, as compared to the 2016 period, primarily due to an increase in average AUM. In the aggregate, interest income, other revenue and interest expense increased $28 million as compared to the 2016 period, primarily due to gains in the 2017 period attributable to investments held in connection with LFI.

Compensation and benefits expense increased $175 million, or 18%, as compared to the 2016 period, primarily associated with increased operating revenue.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $1,110 million, an increase of $161 million, or 17%, as compared to $949 million in the 2016 period. The ratio of adjusted compensation and benefits expense to operating revenue was 56.3% for the 2017 period, as compared to 57.2% for the 2016 period and 56.5% for full-year 2016.

Non-compensation expense increased $35 million, or 11%, as compared to the 2016 period, primarily due to expenses associated with the ERP system implementation and expenses related to office space reorganization, as well as higher mutual fund service fees related to the growth in AUM and higher marketing and business development expenses. Adjusted non-compensation expense, which excludes non-compensation costs related to the ERP system implementation, office space reorganization and noncontrolling interests, increased $15 million, or 5%, as compared to the 2016 period. The ratio of adjusted non-compensation expense to operating revenue was 16.8% for the 2017 period, as compared to 19.0% in the 2016 period.

Amortization and other acquisition-related costs was substantially unchanged as compared to the 2016 period.

Operating income increased $112 million, or 31%, as compared to the 2016 period.

Earnings from operations increased $136 million, or 35%, as compared to the 2016 period, and, as a percentage of operating revenue, was 26.9%, as compared to 23.7% in the 2016 period.

The provision for income taxes reflects an effective tax rate of 17.3% as compared to 13.6% for the 2016 period. The effective tax rate reflects the Company’s adoption of new accounting guidance on share-based incentive compensation and the change in the geographic mix of earnings. See Notes 2 and 14 of Notes to Condensed Consolidated Financial Statements.

Net income attributable to noncontrolling interests increased $1 million, or 13%, as compared to the 2016 period.

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

Financial Advisory

The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	($ in thousands)
Net Revenue	$305,890	$343,488	$1,052,206	$896,467
Operating Expenses	243,421	257,561	814,068	718,366
Operating Income	$62,469	$85,927	$238,138	$178,101
Operating Income, as a % of net revenue	20.4%	25.0%	22.6%	19.9%

Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Lazard Statistics:
Number of clients with fees greater than $1 million:
Total Financial Advisory	77	74	229	200
M&A and Strategic Advisory	68	62	198	164
Percentage of total Financial Advisory net revenue from top 10 clients	37%	43%	27%	25%
Number of M&A transactions completed with values greater than $500 million (a)	15	22	65	64

(a)	Source: Dealogic as of October 5, 2017.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Americas	61%	57%	59%	59%
EMEA	34	40	36	38
Asia Pacific	5	3	5	3
Total	100%	100%	100%	100%

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

Three Months Ended September 30, 2017 versus September 30, 2016

Financial Advisory net revenue decreased $38 million, or 11%, as compared to the 2016 period. M&A and Strategic Advisory net revenue was $253 million, a decrease of $39 million, or 13%, as compared to $292 million in the 2016 period. Restructuring revenue was $53 million, an increase of $2 million, or 3%, as compared to $51 million in the 2016 period. The decrease in M&A and Strategic Advisory revenue was primarily a result of a smaller number of M&A transactions completed with values greater than $500 million, as compared to the 2016 period. Clients which in the aggregate represented a significant portion of our M&A and Strategic Advisory revenue in the 2017 period included Dow Chemical, Elis, L’Oreal, Lexmark International, Milestone AV Technologies and Reynolds American. Clients which in the aggregate represented a significant portion of our Restructuring revenue in the 2017 period included Gymboree and Toys “R” Us.

Operating expenses decreased $14 million, or 5%, as compared to the 2016 period, primarily due to a decrease in compensation associated with decreased operating revenue.

Financial Advisory operating income was $62 million, a decrease of $24 million, or 27%, as compared to operating income of $86 million in the 2016 period and, as a percentage of net revenue, was 20.4%, as compared to 25.0% in the 2016 period.

Nine Months Ended September 30, 2017 versus September 30, 2016

Financial Advisory net revenue increased $156 million, or 17%, as compared to the 2016 period. M&A and Strategic Advisory net revenue was $823 million, an increase of $93 million, or 13%, as compared to $730 million in the 2016 period. Restructuring revenue was $229 million, an increase of $63 million, or 38%, as compared to $166 million in the 2016 period. The increase in M&A and Strategic Advisory revenue was primarily due to an increase in the number of completed transactions involving fees greater than $1 million as compared to the 2016 period.

Restructuring revenue in the 2017 period primarily reflected the closing of large assignments.

Operating expenses increased $96 million, or 13%, as compared to the 2016 period, primarily due to an increase in compensation associated with increased operating revenue.

Financial Advisory operating income was $238 million, an increase of $60 million, or 34%, as compared to operating income of $178 million in the 2016 period and, as a percentage of net revenue, was 22.6%, as compared to 19.9% in the 2016 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	September 30, 2017	December 31, 2016
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$49,548	$41,363
Global	40,505	30,567
Local	40,761	36,243
Multi-Regional	67,707	54,668
Total Equity	198,521	162,841
Fixed Income:
Emerging Markets	17,243	15,580
Global	4,213	3,483
Local	4,447	4,245
Multi-Regional	9,134	7,847
Total Fixed Income	35,037	31,155
Alternative Investments	2,668	2,422
Private Equity	1,475	1,253
Cash Management	424	239
Total AUM	$238,125	$197,910

Total AUM at September 30, 2017 was $238 billion, an increase of $40 billion, or 20%, as compared to total AUM of $198 billion at December 31, 2016, primarily due to market and foreign exchange appreciation and net inflows. Average AUM for the three month and nine month periods ended September 30, 2017 increased 16% and 14%, respectively, as compared to the three month and nine month periods ended September 30, 2016, respectively.

As of September 30, 2017, approximately 89% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, compared to approximately 88% as of December 31, 2016. As of September 30, 2017, approximately 11% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, compared to approximately 12% at December 31, 2016.

As of September 30, 2017, AUM with foreign currency exposure represented approximately 74% of our total AUM as compared to 70% at December 31, 2016. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month and nine month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$188,091	$8,177	$(8,769)	$(592)	$8,931	$2,091	$198,521
Fixed Income	33,165	1,478	(856)	622	762	488	35,037
Other	4,505	139	(154)	(15)	23	54	4,567
Total	$225,761	$9,794	$(9,779)	$15	$9,716	$2,633	$238,125

(a)

Inflows in the Equity asset class were primarily attributable to the Global and Multi-Regional platforms, and inflows in the Fixed Income asset class were primarily attributable to the Emerging Markets platform. Outflows in the Equity asset class were primarily attributable to the Emerging Markets and Multi-Regional equity platforms, and outflows in the Fixed Income asset class were primarily attributable to the Emerging Markets platform.

	Nine Months Ended September 30, 2017
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$162,841	$28,468	$(25,505)	$2,963	$25,360	$7,357	$198,521
Fixed Income	31,155	4,293	(4,544)	(251)	2,457	1,676	35,037
Other	3,914	918	(677)	241	252	160	4,567
Total	$197,910	$33,679	$(30,726)	$2,953	$28,069	$9,193	$238,125

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

	Three Months Ended September 30, 2016
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$156,572	$7,661	$(6,773)	$888	$9,282	$590	$167,332
Fixed Income	30,577	3,061	(659)	2,402	860	120	33,959
Other	4,716	114	(631)	(517)	(39)	(11)	4,149
Total	$191,865	$10,836	$(8,063)	$2,773	$10,103	$699	$205,440

	Nine Months Ended September 30, 2016
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

As of October 20, 2017, AUM was $240.4 billion, a $2.3 billion increase since September 30, 2017. The increase in AUM was due to market appreciation of $3.8 billion, partially offset by net outflows of $0.8 billion and foreign exchange depreciation of $0.7 billion.

Average AUM for the three month and nine month periods ended September 30, 2017 and 2016 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	($ in millions)
Average AUM by Asset Class:
Equity	$195,131	$163,462	$183,630	$157,093
Fixed Income	33,907	32,908	32,750	31,212
Alternative Investments	2,881	3,280	2,760	3,414
Private Equity	1,458	944	1,342	913
Cash Management	431	434	358	357
Total Average AUM	$233,808	$201,028	$220,840	$192,989

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	($ in thousands)
Net Revenue	$320,487	$267,725	$913,728	$767,610
Operating Expenses	217,233	185,753	621,885	543,616
Operating Income	$103,254	$81,972	$291,843	$223,994
Operating Income, as a % of net revenue	32.2%	30.6%	31.9%	29.2%

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Americas	59%	61%	58%	60%
EMEA	31	29	32	29
Asia Pacific	10	10	10	11
Total	100%	100%	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2017 versus September 30, 2016

Asset Management net revenue increased $52 million, or 20%, as compared to the 2016 period. Management fees and other revenue was $317 million, an increase of $50 million, or 19%, as compared to $267 million in the 2016 period, primarily due to an increase in average AUM. Incentive fees were $3 million, an increase of $2 million as compared to $1 million in the 2016 period.

Operating expenses increased $31 million, or 17%, as compared to the 2016 period, primarily due to increases in compensation associated with increased operating revenue.

Asset Management operating income was $103 million, an increase of $21 million, or 26%, as compared to operating income of $82 million in the 2016 period and, as a percentage of net revenue, was 32.2%, as compared to 30.6% in the 2016 period.

Nine Months Ended September 30, 2017 versus September 30, 2016

Asset Management net revenue increased $146 million, or 19%, as compared to the 2016 period. Management fees and other revenue was $887 million, an increase of $123 million, or 16%, as compared to $764 million in the 2016 period, primarily due to an increase in average AUM. Incentive fees were $27 million, an increase of $23 million as compared to $4 million in the 2016 period.

Operating expenses increased $78 million, or 14%, as compared to the 2016 period, primarily due to increases in compensation associated with increased operating revenue.

Asset Management operating income was $292 million, an increase of $68 million, or 30%, as compared to operating income of $224 million in the 2016 period and, as a percentage of net revenue, was 31.9%, as compared to 29.2% in the 2016 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	($ in thousands)
Interest Income	$1,706	$751	$3,731	$2,450
Interest Expense	(13,976)	(12,918)	(41,290)	(38,238)
Net Interest (Expense)	(12,270)	(12,167)	(37,559)	(35,788)
Other Revenue (Expense)	9,664	8,831	33,899	10,903
Net Revenue (Expense)	(2,606)	(3,336)	(3,660)	(24,885)
Operating Expenses (Credit)	17,923	14,930	52,869	16,196
Operating Income (Loss)	$(20,529)	$(18,266)	$(56,529)	$(41,081)

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2017 versus September 30, 2016

Net interest expense was substantially unchanged as compared to the 2016 period.

Other revenue increased $1 million as compared to the 2016 period.

Operating expenses increased $3 million as compared to the 2016 period, primarily related to office space reorganization.

Nine Months Ended September 30, 2017 versus September 30, 2016

Net interest expense increased $2 million, or 5%, as compared to the 2016 period.

Other revenue increased $23 million as compared to the 2016 period, primarily due to gains in the 2017 period attributable to investments held in connection with LFI.

Operating expenses increased $37 million as compared to the 2016 period, primarily due to an increase in compensation and benefits expense, including an increase in charges pertaining to LFI.

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

Summary of Cash Flows:

	Nine Months Ended
	September 30,
	2017	2016
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$392	$312
Adjustments to reconcile net income to net cash provided by operating activities (a)	311	298
Other operating activities (b)	(8)	(276)
Net cash provided by (used in) operating activities	695	334
Investing activities	(15)	(21)
Financing activities (c)	(635)	(506)
Effect of exchange rate changes	66	-
Net Increase (Decrease) in Cash and Cash Equivalents	111	(193)
Cash and Cash Equivalents:
Beginning of Period	1,131	1,026
End of Period	$1,242	$833

(a)	Consists of the following:

	Nine Months Ended
	September 30,
	2017	2016
	($ in millions)
Depreciation and amortization of property	$23	$25
Amortization of deferred expenses and stock units	284	276
Deferred tax provision (benefit)	2	(5)
Amortization and other acquisition-related costs	2	2
Total	$311	$298

(b)	Includes net changes in operating assets and liabilities.

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

Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”, or in “investments” for interest-bearing deposits having original maturities of greater than three months. In the first nine months of 2017, as reflected on the condensed consolidated statements of financial condition, both “deposits with banks and short-term investments” and “deposits and other customer payables” increased as compared to December 31, 2016, due to a higher level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, distributions to members, purchases of shares of Lazard Ltd Class A common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At September 30, 2017, Lazard had approximately $1,242 million of cash, with such amount including approximately $606 million held at Lazard’s operations outside the U.S. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, we expect that no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of September 30, 2017, Lazard had approximately $175 million in unused lines of credit available to it, including a $150 million, five-year, senior revolving credit facility with a group of lenders that expires in September 2020 (the “Amended and Restated Credit Agreement”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $24 million (at September 30, 2017 exchange rates).

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

Financing Activities

The table below sets forth our corporate indebtedness as of September 30, 2017 and December 31, 2016. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		September 30, 2017			December 31, 2016
Senior Debt	Maturity Date	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2020 Senior Notes	2020	$500.0	$2.9	$497.1	$500.0	$3.6	$496.4
Lazard Group 2025 Senior Notes	2025	400.0	3.5	396.5	400.0	3.8	396.2
Lazard Group 2027 Senior Notes	2027	300.0	3.7	296.3	300.0	4.0	296.0
		$1,200.0	$10.1	$1,189.9	$1,200.0	$11.4	$1,188.6

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, along with the use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months.

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended September 30, 2017, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.15 to 1.00 and its Consolidated Interest Coverage Ratio being 20.44 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of September 30, 2017.

In addition, the Amended and Restated Credit Agreement, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At September 30, 2017, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Members’ Equity

At September 30, 2017, total members’equity was $778 million, as compared to $736 million at December 31, 2016, including $718 million and $679 million attributable to Lazard Group on the respective dates. The net activity in members’ equity during the nine month period ended September 30, 2017 is reflected in the table below (in millions of dollars):

Members’ Equity - January 1, 2017	$736
Adjustment for the cumulative effect on prior years from the adoption of new accounting guidance related to share-based incentive compensation	5
Balance, as adjusted, January 1, 2017	741
Increase (decrease) due to:
Net income	392
Other comprehensive income	46
Amortization of share-based incentive compensation	221
Purchase of Lazard Ltd Class A common stock	(253)
Settlement of share-based incentive compensation (a)	(67)
Distributions to members and noncontrolling interests, net	(298)
Other - net	(4)
Members’ Equity - September 30, 2017	$778

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

Nine Months Ended September 30:	Number of Shares	Average Price Per Share
2016	6,656,250	$34.38
2017	5,838,520	$43.25

As of September 30, 2017, a total of $103 million of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, which will expire on December 31, 2018.

In addition, on October 25, 2017, the Board of Directors of Lazard authorized the repurchase of up to $200 million of additional shares of Lazard Ltd’s Class A common stock, which authorization will expire on December 31, 2019.

During the nine month period ended September 30, 2017, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of September 30, 2017:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior debt (including interest) (a)	$1,489,479	$47,125	$94,250	$562,375	$785,729
Operating leases (exclusive of $42,410 of committed sublease income)	813,656	84,656	144,277	130,499	454,224
Investment capital funding commitments (b)	10,085	10,085
Total (c)	$2,313,220	$141,866	$238,527	$692,874	$1,239,953

(a)	See Note 9 of Notes to Condensed Consolidated Financial Statements.
(b)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $5,915 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders. See Note 5 of Notes to Condensed Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.

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

On January 1, 2017, we adopted new accounting guidance on share-based incentive compensation. As a result of the adoption of this new guidance, we recognized excess tax benefits of $2.0 million from the vesting of share-based incentive compensation in the provision for income taxes in the condensed consolidated statements of operations for the nine month period ended September 30, 2017. Upon adoption of the new guidance, we also recorded deferred tax assets of $4.9 million, net of a valuation allowance of $12.1 million, for previously unrecognized excess tax benefits (including tax benefits from dividends or dividend equivalents) on share-based incentive compensation, with an offsetting adjustment to retained earnings. See Notes 2 and 14 of Notes to Condensed Consolidated Financial Statements for further information on the adoption of this new guidance. The new guidance has since January 1, 2017 affected, and the Company expects that in future periods the new guidance will affect, the provision for income taxes for the delivery of stock under share-based incentive compensation arrangements, as well as the effective tax rate in the relevant periods, which could be material to the condensed consolidated statements of operations and the classification of cash flows in the relevant periods.

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

Data relating to investments is set forth below:

	September 30, 2017	December 31, 2016
	($ in thousands)
Seed investments by asset class:
Equities (a)	$110,835	$99,669
Fixed income	17,972	16,406
Alternative investments	8,293	18,172
Total seed investments	137,100	134,247
Other investments owned:
Private equity (b)	58,371	96,089
Interest-bearing deposits (c)	552	456
Fixed income and other	23,827	22,908
Total other investments owned	82,750	119,453
Subtotal	219,850	253,700
Add:
Equity method (d)	222	222
Private equity consolidated, not owned (e)	20,005	26,332
LFI (f)	186,871	179,168
Total investments	$426,948	$459,422

(a)	At September 30, 2017 and December 31, 2016, seed investments in directly owned equity securities were invested as follows:

	September 30, 2017	December 31, 2016
Percentage invested in:
Financials	26%	30%
Consumer	27	28
Industrial	14	13
Technology	10	12
Other	23	17
Total	100%	100%

(b)

Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $36 million and $34 million as of September 30, 2017 and December 31, 2016, respectively.

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

(f)

Composed of investments held in connection with LFI and other similar deferred compensation arrangements. The market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to awards expected to vest. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives. LFI investments held in entities in which the Company maintained a controlling interest were $2 million in one entity as of September 30, 2017.

At September 30, 2017 and December 31, 2016, total investments with a fair value of $426 million and $459 million, respectively, included $86 million and $130 million, respectively, or 20% and 28%, respectively, of investments that were classified using NAV or its equivalent as a practical expedient. See Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of September 30, 2017 and December 31, 2016, the Company held seed investments of approximately $137 million and $134 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $24 million in seven entities as of September 30, 2017, as compared to $41 million in six entities as of December 31, 2016.

As of September 30, 2017 and December 31, 2016, the Company did not consolidate or deconsolidate any seed investment entities or LFI investment entities. As such, 100% of the recorded balance of seed investments and LFI investments as of September 30, 2017 and December 31, 2016 represented the Company’s economic interest in the seed investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed investment entities.

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

Equity Market Price Risk—At September 30, 2017 and December 31, 2016, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $108 million and $110 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $1.3 million and $1.0 million in the carrying value of such investments as of September 30, 2017 and December 31, 2016, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At September 30, 2017 and December 31, 2016, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $61 million and $53 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $1.2 million and $0.9 million in the carrying value of such investments as of September 30, 2017 and December 31, 2016, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At both September 30, 2017 and December 31, 2016, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $64 million. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a decrease of approximately $1.5 million and $1.7 million in the carrying value of such investments as of September 30, 2017 and December 31, 2016, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At September 30, 2017 and December 31, 2016, the Company’s exposure to changes in fair value of such investments was approximately $58 million and $96 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $5.8 million and $9.6 million in the carrying value of such investments as of September 30, 2017 and December 31, 2016, respectively.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At September 30, 2017, total receivables amounted to $571 million, net of an allowance for doubtful accounts of $27 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries and customer receivables comprised 79%, 3% and 18% of total receivables, respectively. At December 31, 2016, total receivables amounted to $667 million, net of an allowance for doubtful accounts of $16 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries and customer receivables comprised 85%, 4% and 11% of total receivables, respectively. At September 30, 2017 and December 31, 2016, the Company had receivables past due or deemed uncollectible of approximately $44 million and $22 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit (primarily for clients of LFG). At September 30, 2017 and December 31, 2016, customer receivables included $56 million and $51 million of LFB loans, respectively, with such loans being fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $3 million and $2 million at September 30, 2017 and December 31, 2016, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $13 million and $12 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $176 million and $170 million at September 30, 2017 and December 31, 2016, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of September 30, 2017, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $12 million in the event interest rates were to increase by 1% and decrease by approximately $12 million if rates were to decrease by 1%.

As of September 30, 2017, the Company’s cash and cash equivalents totaled approximately $1,242 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and (iii) in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

Effective as of October 30, 2017, Lazard Ltd, Lazard Group and Scott D. Hoffman entered into an amendment to Mr. Hoffman’s Amended and Restated Agreement Relating to Retention and Noncompetition and Other Covenants, dated March 9, 2016, solely to reflect that, in addition to continuing to serve as General Counsel of Lazard Ltd and Lazard Group, effective July 26, 2017, Mr. Hoffman was appointed Chief Administrative Officer of Lazard Ltd and Lazard Group.  The amendment is attached as an exhibit hereto.

In addition, in connection with Evan L. Russo’s appointment, effective October 1, 2017, as Chief Financial Officer of Lazard Ltd and Lazard Group, effective as of October 30, 2017, Lazard Ltd, Lazard Group and Mr. Russo entered into an Agreement Relating to Retention and Noncompetition and Other Covenants, attached as an exhibit hereto.  The material terms of the agreement with Mr. Russo are substantially similar to those with the Company’s other executive officers, including the Amended and Restated Agreements Relating to Retention and Noncompetition and Other Covenants, dated as of March 9, 2016, with Ashish Bhutani, Mr. Hoffman and Alexander F. Stern.  Such terms are described under the heading “Amended Retention Agreements with Our NEOs” beginning on page 68 of Lazard Ltd’s Definitive Proxy Statement on Schedule 14A filed with the United States Securities and Exchange Commission on March 10, 2016.

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

10.10*

Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 9, 2016, by and among the Registrant, Lazard Ltd and Scott D. Hoffman (incorporated by reference to Exhibit 10.10 to Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 27, 2016

10.11*

Amendment, dated as of October 30, 2017, to Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 9, 2016, by and among Lazard Ltd, the Registrant and Scott D. Hoffman.

10.12*	Agreement relating to Retention and Noncompetition and Other Covenants, dated as of October 30, 2017, by and among Lazard Ltd, the Registrant and Evan L. Russo.

10.13*

Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 9, 2016, by and among the Registrant, Lazard Ltd and Alexander F. Stern (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report (File No 333-126751) on Form 10-Q filed on April 27, 2016).

10.14*

Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.15*

Form of Agreement evidencing a grant of Restricted Stock Units to Executive Officers under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.41 to Lazard Ltd’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.16*

Form of Agreement evidencing a grant of Deferred Cash Award to Executive Officers (incorporated by reference to Exhibit 10.42 to Lazard Ltd’s Annual Report (File No. 001-32492) on Form 10-K filed on March 2, 2009).

10.17*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to Lazard Ltd’s Quarterly Report (File No.001-32492) on Form 10-Q filed on May 11, 2006).

10.18

Amended and Restated Credit Agreement, dated as of September 25, 2015, among the Registrant, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on October 28, 2015).

10.19*

Form of Agreement evidencing a grant of Lazard Fund Interests to Named Executive Officers (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on May 1, 2013).

10.20*

Form of Agreement evidencing a February 20, 2014 grant of Performance-Based Stock Units under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on May 6, 2014).

10.21*

Agreement between Lazard Ltd and Kenneth M. Jacobs, dated as of February 20, 2014, evidencing a grant of Performance-Based Stock Units under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.55 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on May 6, 2014).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Evan L. Russo.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Evan L. Russo.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 30, 2017

LAZARD GROUP LLC

By:	/s/ Evan L. Russo
Name:	Evan L. Russo
Title:	Chief Financial Officer

By:	/s/ Dominick Ragone
Name:	Dominick Ragone
Title:	Chief Accounting Officer