Form 10-K
period 2017-12-31
Lazard Group LLC
filed 2018-02-27
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

As of June 30, 2017, none of the Registrant’s common membership interests were held by non-affiliates.

As of January 31, 2018, in addition to profit participation interests, there were two managing member interests outstanding.

The Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format by omitting the information called for by the following items of Form 10-K: Item 10, Directors, Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; and Item 13, Certain Relationships and Related Transactions, and Director Independence.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LAZARD GROUP LLC

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

i

Part I

When we use the terms “Lazard Group”, “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company, that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock (the “Class A common stock”) are publicly traded on the New York Stock Exchange under the symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd’s primary operating asset is its indirect ownership as of December 31, 2017 of all of the common membership interests in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries that are co-managing members of Lazard Group.

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

Financial Advisory

Our Financial Advisory business offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”) and other strategic matters, restructurings, capital structure, capital raising, shareholder advisory and various other financial matters. We focus on solving our clients’ most complex issues, providing advice to key decision-makers, senior management, boards of directors and business owners, as well as governments and governmental agencies, in transactions that typically are of significant strategic and financial importance to them.

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

For the years ended December 31, 2017, 2016 and 2015, our Financial Advisory segment net revenue totaled $1.387 billion, $1.301 billion and $1.280 billion, respectively, accounting for approximately 52%, 56% and 54%, respectively, of our consolidated net revenue for such years. We earned $1 million or more from 304 clients, 276 clients and 268 clients for the years ended December 31, 2017, 2016 and 2015, respectively. For the years ended December 31, 2017, 2016 and 2015, the ten largest fee paying clients constituted approximately 22%, 23% and 17%, respectively, of our Financial Advisory segment net revenue, with no client individually contributing more than 10% of segment net revenue during any of these years. For the years ended December 31, 2017, 2016 and 2015, our Financial Advisory segment reported operating income of $257 million, $290 million and $274 million, respectively. At December 31, 2017, 2016 and 2015, our Financial Advisory segment had total assets of $817 million, $883 million and $763 million, respectively.

We believe that we have been pioneers in offering financial advisory services on an international basis, with the establishment of our New York, Paris and London offices dating back to the nineteenth century. We maintain a major local presence in the United States (the “U.S.”), the United Kingdom (the “U.K.”) and France, including a network of regional branch offices in the U.S., as well as a presence in Argentina, Australia, Belgium, Brazil, Canada, Chile, China, Colombia, Germany, Hong Kong, India, Italy, Japan, Mexico, the Netherlands, Panama, Peru, Singapore, Spain, Sweden, Switzerland and the Middle East region.

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

Our Financial Advisory business has made certain business acquisitions and entered into other strategic business relationships. For example, in 2014, we acquired certain securities sales and trading assets that facilitate the execution of exchange offers and other transactions related to financial advice provided by our Capital Advisory and Convertible Securities practice groups, and we took other steps that have enabled us to act as an underwriter in public offerings and other distributions of securities in order to buttress our Financial Advisory business. In 2015, we established a Lazard Central and Eastern Europe initiative to provide financial advisory services to businesses and governments in the region, as well as to our clients outside the region that are active in the region. In 2016, Lazard Ltd expanded its North American Financial Advisory business through the acquisition of an independent financial advisory firm based in Canada, and we acquired the portion of MBA Lazard that we did not previously own, thereby fully integrating our Latin American operations.

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

When we assist clients in connection with shareholder advisory and corporate preparedness matters, our services may include reviewing and analyzing the business and financial condition of the company and assisting in the evaluation of defense measures and strategic alternatives potentially available to the company.

When we assist clients in raising private or public market financing or capital, our services include assisting clients in connection with securing, refinancing or restructuring bank loans or other debt, including convertible securities, originating and executing, or participating in, public underwritings and private placements of equity, debt and convertible securities, and originating and executing private placements of partnership and similar interests in alternative investment funds such as leveraged buyout, mezzanine or real estate focused funds.

We are at the forefront of providing independent advice to governments and governmental agencies challenged by economic developments. Lazard’s Sovereign Advisory Group has advised a number of countries and institutions with respect to sovereign debt and other financial matters.

Staffing

We staff each of our assignments with a team of quality professionals who have appropriate product and industry expertise. We pride ourselves on, and we believe we differentiate ourselves from our competitors by, being able to offer a high level of attention from senior personnel to our clients and organizing ourselves in such a way that managing directors who are responsible for securing and maintaining client relationships also actively participate in providing related advice and services. Our managing directors have significant experience, and many of them are able to use this experience to advise on M&A, financings, restructurings, capital structure, shareholder advisory and other transactions or financial matters, depending on our clients’ needs. Many of our managing directors and senior employees come from diverse backgrounds, such as senior leadership positions in corporations, government, law and strategic consulting, which we believe enhances our ability to offer sophisticated advice and customized solutions to our clients. As of December 31, 2017, our Financial Advisory segment had 149 managing directors and 882 other professionals (which includes directors, vice presidents, associates and analysts).

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

In addition to our Mergers and Acquisitions and Restructuring practices, we also maintain specialties in the following distinct practice areas within our Financial Advisory business:

•	government and sovereign advisory;
•	capital structure and debt advisory;
•	shareholder and corporate preparedness advisory;
•	fund-raising for alternative investment funds; and
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
•

expanding the breadth and depth of our industry expertise and selectively adding or reinforcing practice areas, such as our Capital Structure Advisory, Shareholder Advisory and Sovereign Advisory groups;

•	coordinating our industry specialty activities on a global basis and increasing the integration of our industry experts in Mergers and Acquisitions with our other professionals;
•	selectively bolstering our existing presence in certain local markets;
•	broadening our geographic presence by adding new offices; and
•	deploying our intellectual capital, strong client relationships and other assets to generate new revenue streams.

In addition to the investments made as part of this strategy, we believe that our Financial Advisory business may benefit from external market factors, including:

•	demand for independent, unbiased financial advice;
•	recapitalization and related activities in developed and emerging markets;
•	relatively low interest rates and high corporate cash balances;

•	favorable levels of cross-border M&A and large capitalization M&A, two of our areas of historical specialization; and
•	possible M&A activity that may result from tax, regulatory and similar reform in certain regions, including the U.S.

Going forward, our strategic emphasis in our Financial Advisory business is to leverage the investments we have made to grow our business and drive our productivity. We continue to seek to opportunistically attract outstanding individuals to our business. We routinely reassess our strategic position and may in the future seek opportunities to further enhance our competitive position.

Asset Management

Our Asset Management business offers a broad range of global investment solutions and investment management services in equity and fixed income strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients. Our goal in our Asset Management business is to produce superior risk-adjusted investment returns and provide customized investment solutions for our clients through the active management of their portfolios. Our investment teams construct and manage portfolios using various techniques and investment philosophies, including traditional fundamental research and analysis and quantitative tools.

As of December 31, 2017, total assets under management (“AUM”) were $249 billion, of which approximately 84% was invested in equities, 14% in fixed income, 1% in alternative investments and 1% in private equity funds. As of the same date, within the equity asset class, approximately 28% of our AUM was invested in multi-regional (i.e., non-U.S. and regional non-U.S.) investment strategies, 21% in emerging markets strategies, 18% in global investment strategies and 17% in local investment strategies. Within the fixed income asset class, approximately 7% of our AUM was invested in emerging markets strategies, 4% in multi-regional (i.e., non-U.S. and regional non-U.S.) investment strategies, 1% in global investment strategies and 2% in local investment strategies. Our top ten clients accounted for 25%, 21% and 21% of our total AUM at December 31, 2017, 2016 and 2015, respectively, with no client individually contributing more than 10% of our Asset Management segment net revenue during any of the respective years. Approximately 88% of our AUM as of December 31, 2017 was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 12% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

The charts below illustrate the mix of our AUM as of December 31, 2017, measured by broad product strategy and by office location.

For the years ended December 31, 2017, 2016 and 2015, our Asset Management segment net revenue totaled $1.256 billion, $1.051 billion and $1.111 billion, respectively, accounting for approximately 48%, 45% and 47%, respectively, of our consolidated net revenue for such years. For the years ended December 31, 2017, 2016 and 2015, our Asset Management segment reported operating income of $445 million, $282 million and $374 million, respectively. At December 31, 2017, 2016 and 2015, our Asset Management segment had total assets of $756 million, $646 million and $640 million, respectively.

Our Asset Management business maintains offices in New York, Bordeaux, Boston, Brussels, Chicago, Dubai, Dublin, Frankfurt, Geneva, Hamburg, Hong Kong, London, Lyon, Madrid, Milan, Montreal, Nantes, Paris, San Francisco, Seoul, Singapore, Sydney, Tokyo, Toronto and Zurich.  These operations, with 96 managing directors and 409 professionals as of December 31, 2017, provide our Asset Management business with both a global presence and a local identity.

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

Our Investment Philosophy, Process and Research

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

Investment Strategies

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

Fixed Income and Cash Management	Global Core Fixed Income High Yield Short Duration	Pan-European Core Fixed Income High Yield Cash Management Duration Overlay Eurozone Fixed Income Cash Management Corporate Bonds	U.S. Core Fixed Income High Yield Short Duration Municipals Cash Management Non-U.S. U.K. Fixed Income	Global Emerging Debt Emerging Corporates

Alternative	Global Fund of Closed-End Funds (Long and Long/Short) Convertible Arbitrage/Relative Value Multi Asset Commodities	European Long/Short Equity	U.S. U.S. (Long/Short) Non-U.S. Japan (Long/Short)	Global Emerging Income Emerging Debt Fund of Hedge Funds

In addition to the primary investment strategies listed above, we also provide other asset management services to our clients, including asset allocation and other investment advisory services, as well as locally customized investment solutions. In many cases, we also offer both diversified and more concentrated versions of our products. These products are generally offered on a separate account basis, as well as through pooled vehicles.

Distribution.    We distribute our products through a broad array of marketing channels on a global basis. Marketing, sales and client service efforts are organized through a global market delivery and service network, with distribution professionals located in cities including New York, Bordeaux, Boston, Brussels, Chicago, Dubai, Frankfurt, Geneva, Hamburg, Hong Kong, London, Lyon, Madrid, Milan, Montreal, Nantes, Paris, San Francisco, Seoul, Singapore, Sydney, Tokyo, Toronto and Zurich. We have developed a well-established presence in the institutional asset management arena, managing assets for corporations, labor unions, sovereign wealth funds and public pension funds around the world. In addition, we manage assets for insurance companies, savings and trust banks, endowments, foundations and charities.

We also have become a leading firm in managing mutual funds, sub-advisory funds, and separately managed accounts for many of the world’s largest broker-dealers, insurance companies, registered advisors and other financial intermediaries.

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
•

expanded our product platform, including through the addition of long/short equity strategies, quantitative equity strategies, a real asset strategy, a commodities team and an international value equity team; and

•	continued to expand the geographic reach of our Asset Management business, including through opening offices in Dublin, Geneva and Madrid, and expanding in Milan and Zurich.

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

Alternative Investments

Since 2005, we have been engaged in selected alternative investments and private equity activities. In 2009, we established a private equity business with The Edgewater Funds (“Edgewater”), a Chicago-based private equity firm, through the acquisition of Edgewater’s management vehicles. As of December 31, 2017, Edgewater had approximately $1 billion of AUM and unfunded fee-earning commitments.

Historically, Lazard also has made selected investments with its own capital, often alongside capital of qualified institutional and individual investors in connection with Lazard’s selected alternative investments and private equity activities. These investments typically have been organized in funds that make substantial or controlling investments in private or public companies, generally through privately negotiated transactions and with a view to divest within two to seven years. While potentially risky and frequently illiquid, such investments, when successful, can yield investors substantial returns on capital and generate attractive management and performance-based incentive fees for the sponsor of such funds.

Employees

We believe that our people are our most important asset, and it is their reputation, talent, integrity and dedication that underpin our success. As of December 31, 2017, we employed 2,829 people, which included 149 managing directors and 882 other professionals in our Financial Advisory segment and 96 managing directors and 409 other professionals in our Asset Management segment. We strive to maintain a work environment that fosters professionalism, excellence, diversity, collaboration and cooperation among our employees worldwide. We generally utilize an evaluation process at the end of each year to measure performance, determine compensation and provide guidance on opportunities for improved performance. Generally, our employees are not subject to any collective bargaining agreements, except that our employees in certain of our offices, including France and Italy, are covered by national, industry-wide collective bargaining agreements. We believe that we have good relations with our employees.

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

While our competitors vary by country in our Financial Advisory business, we believe our primary competitors in securing engagements include Bank of America Merrill Lynch, Barclays, Centerview Partners, Citigroup, Credit Suisse, Deutsche Bank, Evercore Partners, Goldman Sachs, Greenhill, JPMorgan Chase, Morgan Stanley, Rothschild and UBS. In our Restructuring practice, we believe our primary competitors include Centerview Partners, Evercore Partners, Houlihan Lokey, PJT Partners, Moelis & Company and Rothschild.

We believe that our primary global competitors in our Asset Management business include, in the case of Lazard Asset Management LLC (“LAM LLC”) and its subsidiaries (collectively, “LAM”), Aberdeen, Alliance Bernstein, Capital Management & Research, Fidelity, Franklin Templeton, Invesco, JP Morgan Asset Management, Lord Abbett, MFS, Neuberger Berman and Schroders and, in the case of Lazard Frères Gestion SAS (“LFG”), private banks with offices in France as well as large institutional banks and fund managers. We face competition in private equity both in the pursuit of outside investors for our private equity funds and the acquisition of investments in attractive portfolio companies. We compete with hundreds of other funds, many of which are subsidiaries of, or otherwise affiliated with, large financial service providers.

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

Many of our competitors are large, consolidated financial institutions that have the ability to offer a wider range of products than we offer, including loans, deposit taking, insurance and brokerage services. Many of these firms also offer more extensive asset management and investment banking services, which may enhance their competitive position. They also may have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenue in an effort to gain market share, which could result in pricing pressure in our businesses. At the same time, demand for independent financial advice has increased and has created opportunities for new entrants, including a number of boutique financial advisory firms. These boutique firms frequently compete, among other factors, on the basis of their independent financial advice, and their activities also could result in pricing and other competitive pressure in our businesses. We also face competition from asset management firms that specialize in providing passively managed investment strategies at relatively low costs, which could result in pricing pressure in our Asset Management business.

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

Our principal U.S. broker-dealer subsidiary, Lazard Frères & Co. LLC (“LFNY”), through which we conduct most of our U.S. Financial Advisory business, is currently registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in all 50 U.S. states, the District of Columbia and Puerto Rico. As such, LFNY is subject to regulations governing most aspects of the securities business, including regulations regarding minimum capital retention requirements, record-keeping and reporting procedures, relationships with customers, experience and training requirements for certain employees, and business procedures with firms that are not members of certain regulatory bodies. In addition, LFNY is a member organization of the New York Stock Exchange LLC and the NYSE MKT LLC and is subject to various rules and regulations that have been promulgated by these securities exchanges. Lazard Asset Management Securities LLC (“LAM Securities”), a subsidiary of LAM LLC, is registered as a broker-dealer with the SEC and FINRA and in all 50 U.S. states, the District of Columbia and Puerto Rico. Lazard Middle Market LLC is registered as a broker-dealer with the SEC and FINRA, and as a broker-dealer in various U.S. states and territories.

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

Certain of our Asset Management subsidiaries are registered as investment advisors with the SEC. As a registered investment advisor, each is subject to the requirements of the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and the SEC’s regulations thereunder. Such requirements relate to, among other things, the relationship between an advisor and its advisory clients, as well as general anti-fraud prohibitions. LAM LLC serves as an investment advisor to several U.S. mutual funds which are registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Investment Company Act regulates, among other things, the relationship between a mutual fund and its investment advisor (and other service providers) and prohibits or severely restricts principal transactions between an advisor and its advisory clients, imposes record-keeping and reporting requirements, disclosure requirements, limitations on trades where a single broker acts as the agent for both the buyer and seller, and limitations on affiliated transactions and joint transactions. LAM Securities serves as an underwriter or distributor for mutual funds and private funds managed by LAM, and as an introducing broker to Pershing LLC for unmanaged accounts of certain of LAM LLC’s private clients.

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

In addition, the Central Bank of Ireland, the Japanese Ministry of Finance and Financial Services Agency, the Korean Financial Supervisory Commission, the Securities and Futures Commission of Hong Kong, the Monetary Authority of Singapore, the Australian Securities & Investments Commission, the Dubai Financial Services Authority, the Swiss Financial Market Supervisory Authority, the Italian Companies and Stock Exchange Commission and the German Federal Financial Supervisory Authority, among others, regulate relevant operating subsidiaries of the Company and also have capital standards and other requirements broadly comparable to the rules of the SEC. Our business is also subject to regulation by other non-U.S. governmental and regulatory bodies and self-regulatory authorities in other countries where we operate.

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

Executive Officers of the Registrant

Set forth below are the name, age, present title, principal occupation and certain biographical information for each of our executive officers as of February 20, 2018, all of whom have been appointed by, and serve at the pleasure of, our board of directors.

Kenneth M. Jacobs, 59

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

Evan L. Russo, 43

Mr. Russo became Chief Financial Officer of Lazard Ltd and Lazard Group in October 2017.  Mr. Russo has served as a Managing Director of Lazard since 2009, and, prior to becoming Chief Financial Officer, was Co-Head of Lazard’s Capital Markets and Capital Structure Advisory practice. Mr. Russo joined Lazard as a Director in 2007.  Prior to joining Lazard, Mr. Russo worked for Goldman, Sachs & Co. in the Investment Banking Division, and prior to that, for Barclays Capital. Mr. Russo began his career as a corporate attorney with the law firm of Milbank, Tweed, Hadley & McCloy.

Ashish Bhutani, 57

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

Scott D. Hoffman, 55

Mr. Hoffman has served as Chief Administrative Officer of Lazard Ltd and Lazard Group since July 2017 and as General Counsel of Lazard Ltd since May 2005. Mr. Hoffman has served as a Managing Director of Lazard since January 1999 and General Counsel of Lazard Group since January 2001. Mr. Hoffman previously served as Vice President and Assistant General Counsel from February 1994 to December 1997 and as a Director from January 1998 to December 1998. Prior to joining Lazard, Mr. Hoffman was an attorney at Cravath, Swaine & Moore LLP. Mr. Hoffman is a member of the Board of Trustees of the New York University School of Law.

Alexander F. Stern, 51

Mr. Stern has served as Chief Operating Officer of Lazard Ltd and Lazard Group since November 2008. Mr. Stern has served as a Managing Director of Lazard since January 2002, as Chief Executive Officer, Financial Advisory, since April 2015, and as Global Head of Strategy since February 2006. Mr. Stern previously served as a Vice President in Lazard’s Financial Advisory business from January 1998 to December 2000 and as a Director from January 2001 to December 2001. Mr. Stern initially joined Lazard in 1994 and previously held various positions with Patricof & Co. Ventures and IBM. Mr. Stern is the chairman of the Board of Directors of LUNGevity Foundation.

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

Our public website is http://www.lazard.com and the investor relations SEC filings section of our public website is located at http://investor.shareholder.com/lazard/sec.cfm. We will make available free of charge, on or through the investor relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request of any Lazard Ltd shareholder to the Investor Relations Department, are charters for Lazard Ltd’s Audit Committee, Compensation Committee and Nominating & Governance Committee. Copies of these charters and Lazard Ltd’s Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees are also posted on the investor relations section of our website in the corporate governance subsection.

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

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Unfavorable economic and market conditions can adversely affect our financial performance in both the Financial Advisory and Asset Management businesses. The future market and economic climate may deteriorate because of many factors, such as a general slowing of economic growth globally or regionally, periods of disruption or volatility in securities markets, volatility and tightening of liquidity in credit markets, volatility or significant realignments in currency markets, increases in interest rates, inflation, corporate or sovereign defaults, natural disasters, terrorism or political uncertainty.

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

In addition, our Asset Management revenue is particularly sensitive to fluctuations in our AUM. Asset Management fees are predominantly based on the daily, monthly or quarterly average AUM. As a result, a reduction in AUM at the end of a day, quarter or month (as a result of market depreciation, withdrawals, fluctuations in foreign currency exchange rates or otherwise) will result in a decrease in management fees. Similarly, the timing of flows, contributions and withdrawals are often out of our control and may be inconsistent from quarter to quarter. Incentive fees are driven by investment performance (either absolute performance or relative to an established benchmark), which is directly impacted by market movements, and may therefore fluctuate from period to period.

As a result of such fluctuations, it may be difficult for us to achieve steady revenue and earnings growth on a quarterly basis.

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

In general, our industry continues to experience change and be subject to significant competitive pressures with respect to the retention of top talent, which makes it more difficult for us to retain professionals. Loss of key employees may occur due to perceived opportunity for promotion, compensation levels, work environment, retirement or the pursuit of philanthropic, civic or similar service opportunities, or other individual reasons, some of which may be beyond our control. If managing directors and other key professional employees were to retire, join an existing competitor, form a competing company or otherwise leave us, we could need to replace them, and some of our clients could eventually choose to use the services of that competitor or some other competitor instead of our services. In any such event, our investment banking fees, asset management fees or AUM could decline. The employment arrangements, non-competition agreements and retention agreements we have or will enter into with our managing directors and other key professional employees may not sufficiently prevent our managing directors and other key professional employees from resigning from practice or competing against us. In addition, these arrangements and agreements have a limited duration and expire after a certain period of time. We continue to be subject to intense competition in the financial services industry regarding the recruitment and retention of key professionals, and have experienced departures from and added to our professional ranks as a result.

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
•	other industry participants will from time to time seek to recruit our employees away from us in order to compete in our lines of business; and
•	certain of our practices and products are newly established and relatively small.

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

We historically have earned a substantial portion of our revenue from advisory fees paid to us by our Financial Advisory clients, which usually are payable upon the successful completion of a particular transaction or restructuring. For example, for the year ended December 31, 2017, Financial Advisory services accounted for approximately 52% of our consolidated net revenue. We expect that we will continue to rely on Financial Advisory fees for a substantial portion of our revenue for the foreseeable future, and a decline in our advisory engagements or the market for advisory services would adversely affect our business, financial condition and results of operations.

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

We provide various restructuring and restructuring-related advice to companies in financial distress or to their creditors or other stakeholders. Historically, the fees from restructuring-related services have been a significant part of our Financial Advisory revenue. A number of factors could affect demand for these advisory services, including improving general economic conditions, the availability and cost of debt and equity financing and changes to laws, rules and regulations, including those that protect creditors, and the deregulation or privatization of particular industries.

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

Even when securities prices are rising generally, performance can be affected by investment style and mix of asset classes. For example, many of the equity investment strategies in our Asset Management business share a common investment orientation towards relative value investing. We believe this style tends to outperform the market in some market environments and underperform it in others. In particular, a prolonged growth environment may cause some of our investment strategies to go out of favor with some clients, advisors, consultants or third-party intermediaries. In addition, all of our investment strategies are actively managed strategies which seek to outperform relative to a benchmark or generate an absolute return.  Management fees for actively managed strategies tend to be higher than those charged for passively managed strategies. The perception that actively managed strategies have, on average, underperformed relative to passively managed strategies over time, combined with greater pressure on clients to acquire asset management services at lower costs, has contributed to increased trends toward passively managed investment strategies. This, in turn, may adversely affect demand for our strategies or result in fee pressure on our business overall. In combination with poor performance relative to peers, changes in personnel, challenging market environments or other difficulties, the underperformance of our investment style may result in significant client or asset departures or a reduction in AUM.

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

Over certain time periods, we may have a higher concentration of assets in certain strategies. To the extent that this is the case, underperformance, changes in investment personnel or other changes in these strategies, as well as changes in a variety of macroeconomic and other factors, may result in a withdrawal of assets. If a significant amount of clients withdraw from these strategies for any reason, our revenues would decline and our operating results would be adversely affected.

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

Access to clients through intermediaries and consultants is important to our Asset Management business, and reductions in referrals from such intermediaries or consultants or poor reviews of our products or our organization by such intermediaries or consultants could materially reduce our revenue and impair our ability to attract new clients.

Our ability to market our Asset Management services relies in part on receiving mandates from the client base of national and regional securities firms, banks, insurance companies, defined contribution plan administrators, investment consultants and other intermediaries. To an increasing extent, our Asset Management business uses referrals from accountants, lawyers, financial planners and other professional advisors. The inability to have this access could materially adversely affect our Asset Management business. In addition, many of these intermediaries and consultants review and evaluate our products and our organization. Poor reviews or evaluations of either the particular product or of us may result in client withdrawals or an inability to attract new assets through such intermediaries or consultants.

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

Our revenue from our private equity business is derived primarily from management fees, which are calculated as a percentage of committed capital or invested capital depending on the stage of each respective fund. Transaction and advisory fees may also be earned. Incentive fees are earned if investments are profitable over a specified threshold. Our ability to form new alternative investment funds is subject to a number of uncertainties, including past performance of our funds, market or economic conditions, competition from other fund managers and the ability to negotiate terms with major investors.

Fluctuations in foreign currency exchange rates could reduce our members’ equity and net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM.

We are exposed to fluctuations in foreign currencies, including through advisory fees paid to our Financial Advisory business and management fees paid to our Asset Management business. Our financial statements are denominated in U.S. Dollars and, for the year ended December 31, 2017, we received approximately 38% of our consolidated net revenue in other currencies, predominantly in Euros, British Pounds and Australian Dollars. In addition, we pay a significant amount of our expenses in such other currencies. The exchange rates of these currencies versus the U.S. Dollar affect the carrying value of our assets and liabilities as well as our revenues, expenses and net income. We do not generally hedge such foreign currency exchange rate exposure arising in our subsidiaries outside of the U.S. Fluctuations in foreign currency exchange rates may also make period to period comparisons of our results of operations difficult.

Fluctuations in foreign currency exchange rates also can impact the portfolios of our Asset Management clients. Client portfolios are invested in securities across the globe, although most portfolios are funded in a single base currency. Foreign currency exchange rate fluctuations can adversely impact investment performance for a client’s portfolio and also may affect the levels of our AUM. As our AUM include significant assets that are denominated in currencies other than U.S. Dollars, an increase in the value of the U.S. Dollar relative to non-U.S. currencies, with all other factors held constant, generally would result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S. Dollar-denominated revenue in our Asset Management business. As of December 31, 2017, AUM with foreign currency exposure represented approximately 74% of our total AUM.

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

The U.S. and other governments and institutions have taken actions, and may in the future take further actions, in response to disruption and volatility in the global financial markets. Such further actions could include expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect of any such expanded or new standards, requirements and rules is uncertain and could have adverse consequences to our business and results of operations. For example, in July 2010, the Dodd-Frank Act was signed into law, bringing sweeping changes in the regulation of financial institutions. Rulemaking under the Dodd-Frank Act is still ongoing and the final scope and interpretations of those rules, and their impact on our business, though still not fully known, could have implications for the manner in which we conduct our business and, consequently, its profitability. In recent years, changes include requiring that certain financial instruments be cleared by a regulated clearing organization and the requirement to deliver margin payments for certain derivative transactions. These changes have required adjustments to our operational processes as a result, which may impact certain strategies and businesses. While we continue to examine the requirements of the Dodd-Frank Act and related regulations, as well as new regulations that may become applicable to us in the U.S. and in the European Union (see “Business—Regulation”), and previously announced actual or potential regulations that may be modified, we are not able to predict the ultimate effect on us. In addition, several states and municipalities in the United States have adopted “pay-to-play” rules, which could limit our ability to charge fees in connection with certain of our Private Capital Advisory engagements, and could therefore affect the profitability of that portion of our business.

The regulatory environment in which our clients operate may also impact our business. For example, changes in antitrust laws or the enforcement of antitrust laws could affect the level of M&A activity and changes in state laws may limit investment activities of state pension plans. In addition, many tax laws and regulations have been modified, or are otherwise under review, in the U.S. and in many other jurisdictions in which we and our clients operate. Actual and proposed changes to these laws and regulations may affect the level of M&A activity, including cross-border M&A activity.

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

Specific regulatory changes also may have a direct impact on the revenue of our Asset Management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. For example, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of trades also pays for research and other services provided to advisors, has been reexamined by different regulatory bodies and may in the future be limited or modified. In particular, the enactment of the Markets in Financial Instruments Directive II (“MiFID II”), regulates the use of soft dollars for certain parts of our business. Although a substantial portion of the research relied on by our Asset Management business in the investment decision-making process is generated internally by our investment analysts, external research, including external research paid for with soft dollars, is important to the process. This external research generally is used for information gathering or verification purposes, and includes broker-provided research, as well as third-party provided databases and research services. As a result of MiFID II, our European Union and U.K. Asset Management subsidiaries intend to pay directly for broker research services (instead of utilizing commissions to pay for such services) with respect to certain client accounts managed by these offices. The ultimate impact of MiFID II on our Asset Management business and on the financial industry as a whole remains uncertain, although it has reduced our ability to utilize commissions to pay for research services and other soft dollar services for European-based businesses. Similar pressures may come from other markets around the globe, which may further increase costs related to those research services. For the year ended December 31, 2017, our Asset Management business obtained research and other services through third-party soft dollar arrangements, the total cost of which we estimate to be approximately $24 million.

In addition, new regulations affecting the asset management business, including those regarding the management of U.S. mutual funds, hedge funds, UCITs funds and the use of certain investment products may impact our Asset Management business and result in increased costs. For example, the European Union has adopted updated directives on the coordination of laws, regulations and administrative provisions relating to undertakings for collective investment in transferable securities (“UCITS V”) with respect to various subjects. Among other things, UCITS V establishes remunerations policies which impact the structure of compensation for certain portfolio managers and other personnel within the Company.  UCITS V also establishes certain regulations governing oversight and independence of depository functions. While these rules have already been implemented, they could further impact our personnel or result in changes to our operations, resulting in increased costs to the business.  In addition, many regulators around the world, including those in the U.S., continue to adopt disclosure requirements impacting the asset management business, as well as changes to the laws, rules and regulations relating to recordkeeping and reporting obligations.

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

We increasingly confront actual and potential conflicts of interest relating to our Financial Advisory business, as well as to the fact that we have both a Financial Advisory business and an Asset Management business. It is possible that actual, potential or perceived conflicts of interest could give rise to client dissatisfaction, litigation or regulatory enforcement actions, which could have the effect of limiting our business opportunities. Appropriately identifying and managing actual or perceived conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts of interest. However, these policies, controls and procedures may not be adhered to by our employees or be effective in reducing the applicable risks. Any failure of, or failure to adhere to, these policies, controls and procedures may result in regulatory sanctions or client litigation. We may also face competition from time to time from other financial services firms that do not operate under similar policies, controls and procedures.

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

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry generally, and we run the risk that employee misconduct could occur in our business as well. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in legal action, regulatory sanctions and reputational or financial harm. Our Financial Advisory business often requires that we deal with confidences of great significance to our clients or their counterparties, improper use of which may harm our clients or our relationships with our clients. Any breach of confidences as a result of employee misconduct may adversely affect our reputation, impair our ability to attract and retain Financial Advisory clients and subject us to liability. Similarly, in our Asset Management business, we have authority over client assets, and we may, from time to time, have custody of such assets. In addition, we often have discretion to trade client assets on the client’s behalf and must do so acting in the best interests of the client. As a result, we are subject to a number of obligations and standards, and the violation of those obligations or standards may adversely affect our clients and us. It is difficult to detect and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases.

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

Our operations rely on the secure processing, storage and transmission of confidential and other information involving our computer systems, hardware, software and networks, which we refer to as information systems, and involving the information systems of third parties with which we do business. Such information systems, which frequently include “cloud”-based networks and services, may be subject to unauthorized access, computer viruses or other malicious code or other threats that are constantly evolving and that could have a security impact on us. There can be no assurance that we will not suffer material losses relating to cyber attacks on, or other security breaches involving, our information systems, despite taking protective measures to prevent such breaches. The increased use of mobile technologies can heighten these and other operational risks. If a successful cyber attack or other security breach were to occur, our confidential or proprietary information, or the confidential or proprietary information of our clients or their counterparties, that is stored in, or transmitted through, such information systems could be compromised or misappropriated. Any such cyber attack or other security breach, or any disruption of or failure in the physical or logical infrastructure or operating systems that support such information systems or our businesses, could significantly impact our ability to operate our businesses and could result in reputational damage, legal liability, the loss of clients or business opportunities and financial losses that are either not insured against or not fully covered through any insurance maintained by us. As cyber threats continue to multiply, become more sophisticated and threaten additional aspects of our businesses, we may also be required to expend additional resources on information security and compliance costs in order to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or other exposures.

Other operational risks may disrupt our businesses, result in regulatory action against us or limit our growth.

Our business is highly dependent on communications and information systems, including those of our vendors. Any failure or interruption of these systems, whether caused by fire, other natural disaster, power or telecommunications failure, act of terrorism or war, system modification or upgrade, or otherwise, could materially adversely affect our business. Although back-up systems are in place, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate.

Particularly in our Asset Management business, we rely heavily on our financial, accounting, trading, compliance and other data processing systems, and those of our third party vendors or service providers who support these functions. We expect that we will need to review whether to continue to upgrade and expand the capabilities of these systems in the future to avoid disruption of, or constraints on, our operations, and any such system upgrades or expansions could result in significant costs to us. Certain investment teams within our Asset Management business employ proprietary systems, including quantitative models, in connection with their investment processes. These systems and models are often designed and, with assistance from technology personnel, maintained by employees who are members of those investment teams. If any of the foregoing systems fail to operate properly or are disabled, including for reasons beyond our control, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. The inability of our systems (or those of our vendors or service providers) to accommodate an increasing volume of transactions also could constrain our ability to expand our businesses. In addition, errors resulting from these issues or from human error when conducting a trade or other transaction could expose us to significant risk.

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

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2017. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could materially adversely affect our business.

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

To the extent that we pursue business opportunities outside of the United States and our other principal business locations, including through acquisitions, joint ventures or other geographic expansion of our existing businesses, we may become subject to political, economic, legal, operational, regulatory and other risks that are inherent in operating in a foreign country, including risks of potential price, capital and currency exchange controls, licensing requirements and other regulatory restrictions, as well as the risk of hostile actions against or affecting our business or people. Our ability to remain in compliance with local laws in a particular foreign jurisdiction could adversely affect our businesses and our reputation.

In addition, our clients may react unfavorably to our acquisition, growth and joint venture strategies, we may not realize any anticipated benefits from such strategies, we may be exposed to additional liabilities of any acquired business or joint venture, we may be exposed to litigation in connection with an acquisition, growth or joint venture transaction, and we may not be able to renew on similar terms (or at all) previously successful joint ventures or similar arrangements, any of which could materially adversely affect our revenue, financial position and results of operations.

An inability to access the debt and equity capital markets as a result of our debt obligations, credit ratings or other factors could impair our liquidity, increase our borrowing costs or otherwise adversely affect our competitive position or results of operations.

As of December 31, 2017, Lazard Group and its subsidiaries had approximately $1.2 billion in debt outstanding, of which $500 million, $400 million and $300 million relate to Lazard Group senior notes that mature in 2020, 2025 and 2027, respectively. This debt has certain mandated payment obligations, which may constrain our ability to operate our business. If we decide to redeem or retire this debt before maturity, we may be required to pay a significant premium to do so, which may adversely impact our earnings and affect our financial position. In addition, in the future we may need to incur debt or issue equity in order to fund our working capital requirements or refinance existing indebtedness, as well as to make acquisitions and other investments. The amount of our debt obligations may impair our ability to raise debt or issue equity for financing purposes. Our access to funds also may be impaired if regulatory authorities take significant action against us, or if we discover that any of our employees had engaged in serious unauthorized or illegal activity. In addition, our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. These ratings are assigned by rating agencies, which may reduce or withdraw their ratings or place us on “credit watch” with negative implications at any time.

Lazard Group is a holding company and therefore depends on its subsidiaries to make distributions to Lazard Group to enable it to service its obligations under its indebtedness.

Lazard Group depends on its subsidiaries, which conduct the operations of its businesses, for distributions, dividends and other payments to generate the funds necessary to meet its financial obligations, including payments of principal and interest on its indebtedness. However, none of Lazard Group’s subsidiaries is obligated to make funds available to it for servicing such financial obligations, and the group of entities that constitute Lazard Group’s subsidiaries may change over time. The earnings from, or other available assets of, Lazard Group’s subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable Lazard Group to make payments with respect to its financial obligations when such payments are due. In addition, even if such earnings were sufficient, the agreements governing the current and future obligations of Lazard Group’s subsidiaries, regulatory requirements with respect to our broker-dealer and other regulated subsidiaries, foreign exchange controls and a variety of other factors may impede our subsidiaries’ ability to provide Lazard Group with sufficient dividends, distributions or loans to fund its financial obligations, when due.

In the event of a change or adverse interpretation of relevant income tax law, regulation or treaty, or a failure to qualify for treaty benefits, our overall tax rate may be substantially higher than the rate used for purposes of our consolidated financial statements.

Our effective tax rate is based upon the application of currently applicable income tax laws, regulations and treaties, current judicial and administrative interpretations of those income tax laws, regulations and treaties. Those income tax laws, regulations and treaties, and the administrative and judicial interpretations of them, are subject to change at any time, and any such change may be retroactive.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act significantly revises the U.S. corporate income tax system by, among other changes, lowering the corporate income tax rate from 35% to 21%, implementing a partial territorial tax system and imposing a one-time repatriation tax on the deemed repatriated earnings of foreign subsidiaries. The Tax Act also includes several provisions that may limit the benefit of the tax rate reduction, such as restricting the deductibility of interest expense and other corporate business expenses.

The international tax provisions of the Tax Act are complex and the ultimate impact on us of the international provisions, such as the base erosion and anti-abuse tax (“BEAT”), the tax on global intangible low- taxed income (“GILTI”) and the other provisions of the Tax Act is uncertain because of the practical and technical application of many of those provisions and the anticipated guidance from the U.S. Internal Revenue Service (“IRS”) about those provisions.  The Tax Act could also be subject to potential amendments or legislative corrections in the near to medium term that could adversely affect us.

U.S. and foreign governments, institutions (including the European Union and the Organization of Economically Developed Countries) and tax officials have produced and continue to implement many laws,

regulations, and treaties that currently govern the taxation of multinational companies. Any implementation of, or changes to, any such laws, regulations and treaties that impact us could materially adversely affect our business, financial condition or results of operations.

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

In addition, there are additional transfer pricing and standardized country by country reporting requirements being implemented. Additional information from country by country reporting, certain local information sharing arrangements, and other documentation held by tax authorities is expected to be subject to greater information sharing arrangements and any challenges from tax authorities reviewing such information could adversely impact our overall tax obligations or our business, financial condition or results of operations.

Uncertainty regarding the outcome of future arrangements between the European Union and the United Kingdom may adversely affect our business.

The Company has a significant presence in many European Union countries, including the United Kingdom. In a June 2016 referendum, the U.K. voted in favor of leaving the European Union, and in February 2017 the U.K.’s House of Commons voted to approve the initiation of formal exit discussions with the European Union. Such exit discussions covering, among other matters, transitional arrangements that would apply following the U.K.’s departure from the European Union in March 2019 are currently in process. At the time that the U.K. ultimately leaves the European Union, the commercial, regulatory and legal environment that would exist, and to which the Company’s U.K. operations would be subject, would be impacted by the nature of arrangements that are under negotiation and yet to be determined between the U.K and the European Union. These arrangements are hard to predict, and uncertainty regarding their outcome may continue. The Company currently does not believe that any of the potential arrangements that are likely to be agreed would have a material adverse impact on the Company’s business. These potential arrangements may, however, result in certain changes in the way that we conduct our businesses, which could result in increased costs. In addition, the result of the referendum and the uncertainty it produced has impacted geopolitical perspectives and macroeconomic factors including interest rates, foreign currency exchange rates and equity markets, and it has increased volatility in certain markets in which we operate. If these conditions continue or if current conditions worsen, our businesses may be adversely affected, which may impact our financial position and results of operations. See “Difficult market conditions can adversely affect our business in many ways, including by reducing the volume of transactions involving our Financial Advisory business and reducing the value or performance of the assets we manage in our Asset Management business, which, in each case, could materially reduce our revenue or income and adversely affect our financial position” above.

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

Forward-looking statements include, but are not limited to, statements about:

•	financial goals, including ratios of compensation and benefits expense to operating revenue;
•	ability to deploy surplus cash through distributions to members, purchases of Lazard Ltd Class A common stock and debt repurchases;
•	possible or assumed future results of operations and operating cash flows;
•	strategies and investment policies;
•	financing plans and the availability of short-term borrowing;
•	competitive position;
•	future acquisitions, including the consideration to be paid and the timing of consummation;
•	potential growth opportunities available to our businesses;

•	recruitment and retention of our managing directors and employees;
•	potential levels of compensation expense, including awarded compensation and benefits expense and adjusted compensation and benefits expense, and non-compensation expense;
•	potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts;
•	likelihood of success and impact of litigation;
•	expected tax rates, including effective tax rates;
•	changes in interest and tax rates;
•	availability of certain tax benefits, including certain potential deductions;
•	potential impact of certain events or circumstances on our financial statements;
•	changes in foreign currency exchange rates;
•

expectations with respect to the economy, the securities markets, the market for mergers, acquisitions and strategic advisory and restructuring activity, the market for asset management activity and other macroeconomic and industry trends;

•	effects of competition on our business; and
•	impact of new or future legislation and regulation, including tax laws and regulations, on our business.

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

Item 1B.Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before December 31, 2017 relating to our periodic or current reports under the Exchange Act.

Item 2.	Properties

The following table lists the properties used for the entire Lazard organization as of December 31, 2017. As a general matter, one or both of our Financial Advisory and Asset Management segments (as well as our Corporate segment) uses the following properties. Our London and other offices sublease 71,207 and 31,971 square feet, respectively, to third parties. We remain fully liable for the subleased space to the extent that the subtenants fail to perform their obligations under the subleases for any reason.

Location	Square Footage	Offices
New York City	514,161 square feet of leased space	Principal office located at 30 Rockefeller Plaza
Other Americas	250,181 square feet of leased space	Bogota, Boston, Buenos Aires, Charlotte, Chicago, Houston, Lima, Los Angeles, Mexico City, Minneapolis, Montreal, Panama City, San Francisco, Santiago and São Paulo
Paris	148,502 square feet of owned and leased space	Principal office located at 121 Boulevard Haussmann
London	142,371 square feet of leased space	Principal office located at 50 Stratton Street
Other EMEA	124,121 square feet of leased space	Amsterdam, Bordeaux, Brussels, Dubai, Dublin, Frankfurt, Geneva, Hamburg, Lyon, Madrid, Milan, Nantes, Riyadh, Stockholm and Zurich
Asia Pacific	67,334 square feet of leased space	Beijing, Hong Kong, Melbourne, Mumbai, Perth, Seoul, Singapore, Sydney and Tokyo
Item 3.	Legal Proceedings

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

As of December 31, 2017, all of our common membership interests are held by indirect wholly-owned subsidiaries of Lazard Ltd. Our co-managing member interests are held by two indirect wholly-owned subsidiaries of Lazard Ltd, and our profit participation interests are held by various managing directors. There are no public trading markets for any of these interests.

Pursuant to provisions of its Amended and Restated Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February. Such distributions represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries incur. During the years ended December 31, 2017, 2016, and 2015, Lazard Group distributed approximately $346.1 million, $301.3 million and $129.8 million, respectively, to the subsidiaries of Lazard Ltd.

Item 6.	Selected Financial Data

The following table sets forth selected consolidated financial data for the Company for all years presented.

The consolidated statements of financial condition and operations data as of and for each of the years in the five-year period ended December 31, 2017 have been derived from Lazard Group’s consolidated financial statements. The audited consolidated statements of financial condition as of December 31, 2017 and 2016 and audited consolidated statements of operations for each of the years in the three year period ended December 31, 2017 are included in this Form 10-K. The audited consolidated statements of financial condition as of December 31, 2015, 2014 and 2013, and the audited consolidated statements of operations for the years ended December 31, 2014 and 2013, are not included in this Form 10-K. Historical results should not be considered an indication of results for any future period.

The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s consolidated financial statements and related notes included elsewhere in this Form 10-K.

Selected Consolidated Financial Data

	As Of Or For The Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Consolidated Statements of Operations Data
Net Revenue:
Financial Advisory (a)	$1,386,688	$1,301,044	$1,279,628	$1,206,734	$980,577
Asset Management (b)	1,255,820	1,051,316	1,111,105	1,134,595	1,039,130
Corporate (c)	(2,911)	(22,489)	(40,457)	(40,593)	(35,633)
Net Revenue	2,639,597	2,329,871	2,350,276	2,300,736	1,984,074
Compensation and Benefits (d)	1,507,332	1,338,819	1,319,620	1,313,550	1,278,479
Other Operating Expenses (e)	498,512	469,059	499,811	446,211	486,586
Total Operating Expenses	2,005,844	1,807,878	1,819,431	1,759,761	1,765,065
Operating Income	$633,753	$521,993	$530,845	$540,975	$219,009
Net Income	$551,890	$472,320	$449,297	$463,160	$186,767
Net Income Attributable to Lazard Group	$545,627	$466,327	$442,738	$457,004	$183,063
Consolidated Statements of Financial Condition Data
Total Assets	$4,300,573	$3,515,984	$3,389,054	$3,163,773	$3,085,404
Total Debt (f)	$1,190,444	$1,195,805	$998,386	$1,053,458	$1,055,600
Total Lazard Group Members’ Equity	$848,318	$678,894	$649,759	$431,546	$469,472
Total Members’ Equity	$906,900	$736,140	$702,900	$494,139	$536,126
Other Data
Assets Under Management:
As of December 31	$249,459,000	$197,910,000	$186,380,000	$197,103,000	$186,924,000
Average During Year	$226,525,000	$194,808,000	$195,987,000	$196,037,000	$173,702,000
Total Headcount, As of December 31	2,829	2,771	2,610	2,523	2,403

Notes (in thousands of dollars):

(a)	Financial Advisory net revenue consists of the following:
	For The Year Ended December 31,
	2017	2016	2015	2014	2013
Strategic Advisory	$1,124,958	$1,099,322	$1,173,777	$1,091,973	$847,706
Restructuring	261,730	201,722	105,851	114,761	132,871
Financial Advisory Net Revenue	$1,386,688	$1,301,044	$1,279,628	$1,206,734	$980,577
(b)	Asset Management net revenue consists of the following:
	For The Year Ended December 31,
	2017	2016	2015	2014	2013
Management Fees and Other	$1,210,016	$1,035,726	$1,086,030	$1,082,729	$960,788
Incentive Fees	45,804	15,590	25,075	51,866	78,342
Asset Management Net Revenue	$1,255,820	$1,051,316	$1,111,105	$1,134,595	$1,039,130

(c)	“Corporate” includes interest expense (net of interest income) and investment income (losses) from certain investments.
(d)

Includes in 2013, charges of $51,399 relating to the acceleration of unrecognized amortization expense pertaining to previously granted deferred incentive compensation, severance and benefit payments and other compensation-related costs, all relating to the cost saving initiatives announced by the Company in October 2012, and $12,203 related to incentive compensation expense arising from private equity transactions for which revenue may be recognized in the future.

(e)

Includes (i) in 2017, non-compensation costs of $25,308 relating to expenses associated with the Enterprise Resource Planning system implementation and $11,354 of incremental rent expense and lease abandonment costs relating to office space reorganization, (ii) in 2016, non-compensation costs of $30,067 due to the change in fair value of the contingent consideration associated with the Edgewater business acquisition, (iii) in 2015, non-compensation costs of $60,219 relating to the redemption of a significant portion of the Company’s 6.85% senior notes maturing on June 15, 2017, and (iv) in 2013, $13,304 relating to the cost saving initiatives announced by the Company in October 2012 and $54,087 related to the refinancing of the Company’s 7.125% senior notes maturing on May 15, 2015.
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

Our consolidated net revenue was derived from the following segments:

	Year Ended December 31,
	2017	2016	2015
Financial Advisory	52%	56%	54%
Asset Management	48	45	47
Corporate	-	(1)	(1)
Total	100%	100%	100%

We also invest our own capital from time to time, generally alongside capital of qualified institutional and individual investors in alternative investments or private equity investments, and, since 2005, we have engaged in a number of alternative investments and private equity activities, including, historically, investments through (i)  Edgewater, our Chicago-based private equity firm, (ii) a fund targeting significant noncontrolling-stake investments in established private companies and (iii) until the second quarter of 2017, a mezzanine fund (the “Mezzanine Fund”), which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies. We sold our interest in the Mezzanine Fund in May 2017. We also make investments to seed our Asset Management strategies.

Business Environment and Outlook

Economic and global financial market conditions can materially affect our financial performance. As described above, our principal sources of revenue are derived from activities in our Financial Advisory and Asset Management business segments. As our Financial Advisory revenues are primarily dependent on the successful completion of merger, acquisition, restructuring, capital raising or similar transactions, and our Asset Management revenues are primarily driven by the levels of assets under management, weak economic and global financial market conditions can result in a challenging business environment for M&A and capital-raising activity as well as our Asset Management business, but may provide opportunities for our restructuring business.

Equity market indices for developed and emerging markets at December 31, 2017 increased as compared to such indices at December 31, 2016. In the global M&A markets during 2017, the value and number of all completed M&A transactions decreased as compared to the same period in the prior year, as did the subset of such transactions involving values greater than $500 million. During the same time, the value of all announced M&A transactions, including the subset of such transactions involving values greater than $500 million, also decreased, while the number of all such transactions increased as compared to 2016. During 2017, global restructuring activity, as measured by the number of corporate defaults, decreased as compared to 2016.

On an ongoing basis, regional macroeconomic and geopolitical factors, including regional tax and regulatory reform, may impact our business. Overall, the global macroeconomic outlook for the near-to mid-term continues to strengthen. The U.S. economy remains healthy and tax reform has increased earnings expectations. The European economy continues to recover. Corporate cash balances remain high, and borrowing costs remain low for companies with strong credit ratings. Although market volatility may affect our business from time to time, the longer-term trends appear to remain favorable for both of our businesses.

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•

Financial Advisory – The fundamentals for continued M&A activity appear to remain in place, and we believe our Financial Advisory business is in a strong competitive position. Demand continues for expert, independent strategic advice that can be levered across geographies and our range of advisory capabilities. The global scale and breadth of our Financial Advisory business allows us to advise on large, complex cross-border transactions and restructuring transactions across a variety of industries. In addition, we believe our businesses throughout the emerging markets position us for growth in these markets, while enhancing our relationships with, and the services that we can provide to, clients in other economies. In the third quarter of 2016, Lazard Ltd expanded its North American Financial Advisory business through the acquisition of an independent financial advisory firm based in Canada.  In addition, in October 2016, we acquired the portion of MBA Lazard that we did not previously own, thereby fully integrating our Latin American operations.  We believe that these transactions have augmented the strength of our Financial Advisory business throughout the Americas.

•

Asset Management – In the short to intermediate term, we expect most investor demand will come from defined benefit and defined contribution plans in the developed economies because of their sheer scope and size. Over the longer term, we expect an increasing share of our AUM to come from the developing economies in Asia, Latin America and the Middle East, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Our global footprint is already well established in the developed economies and we expect our business in the developing economies will slowly expand. Given our diversified investment platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from growth that may occur in the asset management industry. We are continually developing and seeding new investment strategies that extend our existing platforms and assessing potential product acquisitions or other inorganic growth opportunities. Recent examples of growth initiatives include the following investment strategies: various Quantitative Equity strategies, various Multi-Asset strategies, a Real Assets strategy, an International Value strategy and a Global Equity Franchise strategy.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value and number of all completed transactions, including completed transactions with values greater than $500 million, decreased in 2017 as compared to 2016.  With respect to announced M&A transactions, the value of all transactions, including announced transactions with values greater than $500 million, also decreased in 2017 as compared to 2016, while the number of all such transactions increased as compared to 2016.

	Year Ended December 31,
	2017	2016	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$3,479	$3,879	(10)%
Number	38,740	38,791	(0)%
Deals Greater than $500 million:
Value	$2,604	$2,942	(11)%
Number	1,173	1,203	(2)%
Announced M&A Transactions:
All deals:
Value	$3,711	$3,850	(4)%
Number	39,519	38,538	3%
Deals Greater than $500 million:
Value	$2,795	$2,911	(4)%
Number	1,241	1,215	2%

Source:	Dealogic as of January 6, 2018.

Global restructuring activity during 2017, as measured by the number of corporate defaults, decreased as compared to 2016. The number of defaulting issuers decreased to 90 in 2017, according to Moody’s Investors Service, Inc., as compared to 142 in 2016.

Net revenue trends in Financial Advisory for Strategic Advisory and Restructuring are generally correlated to the level of completed industry-wide M&A transactions and restructuring transactions occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in non-public or sovereign advisory assignments. For example, our Strategic Advisory revenue, which includes M&A Advisory, Capital Advisory, Capital Raising, Sovereign Advisory and Shareholder Advisory revenue, increased 2% in 2017 as compared to 2016. The industry statistics for global M&A transactions described above reflect a 10% decrease in the value of all completed transactions in 2017 as compared to 2016. For M&A deals with values greater than $500 million, the value of completed transactions in 2017 decreased 11% as compared to 2016. In addition, with respect to our restructuring activity, revenue increased 30% in 2017 as compared to 2016, in contrast to a 37% decrease in global default activity in 2017 as compared to 2016.

Asset Management

The percentage change in major equity market indices (i) at December 31, 2017, as compared to such indices at December 31, 2016, and (ii) at December 31, 2016, as compared to such indices at December 31, 2015, is shown in the table below.

	Percentage Changes December 31,
	2017 vs. 2016	2016 vs. 2015
MSCI World Index	20%	5%
Euro Stoxx	6%	1%
MSCI Emerging Market	34%	9%
S&P 500	19%	10%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM and the nature of the AUM product mix. Accordingly, market movements, foreign currency exchange rate volatility and changes in our AUM product mix will impact the level of revenues we receive from our Asset Management business when comparing periodic results. A substantial portion of our AUM is invested in equities. Movements in AUM during the period generally reflect the changes in equity market indices. Our AUM at December 31, 2017 increased 26% versus AUM at December 31, 2016, due to market and foreign exchange appreciation and net inflows. Average AUM for 2017 increased 16% as compared to average AUM in 2016.

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

Although Corporate segment net revenue during 2017 is not significant compared to Lazard’s net revenue, total assets in the Corporate segment represented 63% of Lazard’s consolidated total assets as of December 31, 2017, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, deferred tax assets and certain assets associated with LFB.

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
(i)

the deferred incentive compensation awards granted in the year-end compensation process with respect to the fiscal year (e.g., deferred incentive compensation awards granted in 2018 related to the 2017 year-end compensation process), including PRSU awards (based on the target payout level);

(ii)

the portion of investments in people (e.g., “sign-on” bonuses or retention awards) and other special deferred incentive compensation awards that is applicable to the fiscal year the award becomes effective; and

(iii)	amounts in excess of the target payout level for PRSU awards at the end of their respective performance periods; and
•	we reduce the amounts in (i), (ii) and (iii) above by an estimate of future forfeitures with respect to such awards.

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

Compensation and benefits expense is the largest component of our operating expenses. We seek to maintain discipline with respect to compensation, including the rate at which we award deferred compensation. Our goal is to maintain a ratio of awarded compensation and benefits expense to operating revenue and a ratio of adjusted compensation and benefits expense to operating revenue over the cycle in the mid- to high-50s percentage range, which compares to 55.3% and 55.6%, respectively, for the year ended December 31, 2017. While we have implemented policies and initiatives that we believe will assist us in maintaining ratios within this range, there can be no guarantee that we will continue to maintain such ratios, or that our policies or initiatives will not change in the future. We may benefit from pressure on compensation costs within the financial services industry in future periods; however, increased competition for senior professionals, changes in the macroeconomic environment or the financial markets generally, lower operating revenue resulting from, for example, a decrease in M&A activity, our share of the M&A market or our AUM levels, changes in the mix of revenues from our businesses, investments in our businesses or various other factors could prevent us from achieving this goal.

Our operating expenses also include “non-compensation expense”, which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services and other expenses. Our occupancy costs represent a significant portion of our aggregate operating expenses and are subject to change from time to time, particularly as leases for real property expire and are renewed or replaced with new, long-term leases for the same or other real property. In 2016 and 2015, non-compensation expense included expenses related to the redemption of the Company’s 6.85% senior notes due 2017 (the “2017 Notes”) (see Note 11 of Notes to Consolidated Financial Statements).

We believe that “adjusted non-compensation expense”, a non-U.S. GAAP measure, provides a more meaningful basis for our investors to assess our operating results. For calculations with respect to “adjusted non-compensation expense”, see the table under “Consolidated Results of Operations” below.

Our operating expenses also include our “amortization and other acquisition-related costs”. “Amortization and other acquisition-related costs” include the change in fair value of the contingent consideration associated with business acquisitions and, in 2016, pertain primarily to the acquisition of Edgewater.

Provision for Income Taxes

Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income pertaining to the limited liability company is not subject to U.S. federal income tax because taxes associated with such income represent obligations of its partners. Lazard Group, through its subsidiaries, is subject to state and local taxes on its income apportioned to various state and local jurisdictions. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes in foreign jurisdictions. Lazard Group is also subject to Unincorporated Business Tax (“UBT”) attributable to its operations apportioned to New York City (see Note 16 of Notes to Consolidated Financial Statements for additional information).

On December 22, 2017, the Tax Act was enacted. The Tax Act significantly revises the U.S. corporate income tax system by, among other changes, lowering the corporate income tax rate from 35% to 21%, implementing a partial territorial tax system and imposing a one-time repatriation tax on the deemed repatriated earnings of foreign subsidiaries. The Tax Act also includes several provisions that may limit the benefit of the tax rate reduction, such as restricting the deductibility of interest expense and other corporate business expenses. The Tax Act further includes anti-base erosion provisions such as the BEAT and tax on GILTI. The reduced corporate tax rate required us to remeasure our deferred tax assets and liabilities.

See “Critical Accounting Policies and Estimates—Income Taxes” below and Note 16 of Notes to Consolidated Financial Statements for additional information regarding income taxes, the impact of the Tax Act on us and our deferred tax assets.

Noncontrolling Interests

Noncontrolling interests primarily consist of amounts related to Edgewater’s management vehicles that the Company is deemed to control but not own. See Note 13 of Notes to Consolidated Financial Statements.

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

A portion of our net revenue is derived from transactions that are denominated in currencies other than the U.S. Dollar. Net revenue for the year ended December 31, 2017 was positively impacted, and net revenue for the year ended December 31, 2016 was negatively impacted, by exchange rate movements, in each case in comparison to the relevant prior year period. The majority of the impact to net revenue, in both periods, was offset by the impact of the exchange rate movements on our operating expenses during the years denominated in currencies other than the U.S. Dollar.

The consolidated financial statements are prepared in conformity with U.S. GAAP. Selected financial data derived from the Company’s reported consolidated results of operations is set forth below, followed by a more detailed discussion of both the consolidated and business segment results.

	Year Ended December 31,
	2017	2016	2015
	($ in thousands)
Net Revenue	$2,639,597	$2,329,871	$2,350,276
Operating Expenses:
Compensation and benefits	1,507,332	1,338,819	1,319,620
Non-compensation	495,636	436,520	493,990
Amortization and other acquisition-related costs	2,876	32,539	5,821
Total operating expenses	2,005,844	1,807,878	1,819,431
Operating Income	633,753	521,993	530,845
Provision for income taxes	81,863	49,673	81,548
Net Income	551,890	472,320	449,297
Less - Net Income Attributable to Noncontrolling Interests	6,263	5,993	6,559
Net Income Attributable to Lazard Group	$545,627	$466,327	$442,738
Operating Income, as a % of net revenue	24.0%	22.4%	22.6%

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

	Year Ended December 31,
	2017	2016	2015
	($ in thousands)
Operating Revenue:
Net revenue	$2,639,597	$2,329,871	$2,350,276
Adjustments:
Interest expense (a)	53,719	51,005	54,218
Revenue related to noncontrolling interests (b)	(16,228)	(20,614)	(15,592)
Private equity revenue adjustment (c)	-	-	(12,203)
Gain on acquisition of MBA Lazard (d)	-	(12,668)	-
(Gains) losses on investments pertaining to LFI (e)	(23,526)	(3,318)	3,827
Operating revenue	$2,653,562	$2,344,276	$2,380,526

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

	Year Ended December 31,
	2017	2016	2015
	($ in thousands)
Compensation and Benefits Expense:
Total compensation and benefits expense	$1,507,332	$1,338,819	$1,319,620
Adjustments:
Noncontrolling interests (a)	(8,285)	(11,899)	(4,776)
(Charges) credits pertaining to LFI (b)	(23,526)	(3,318)	3,827
Adjusted compensation and benefits expense	1,475,521	1,323,602	1,318,671
Deduct - amortization of deferred incentive compensation awards	(367,027)	(352,403)	(320,751)
Total adjusted cash compensation and benefits expense (c)	1,108,494	971,199	997,920
Add:
Year-end deferred incentive compensation awards (d)	349,030	342,449	336,086
Sign-on and other special incentive awards (e)	35,749	29,779	26,398
Deduct - adjustments for estimated forfeitures (f)	(25,011)	(27,917)	(27,186)
Awarded compensation and benefits expense (g)	$1,468,262	$1,315,510	$1,333,218
Adjusted compensation and benefits expense, as a % of operating revenue	55.6%	56.5%	55.4%
Awarded compensation and benefits expense, as a % of operating revenue	55.3%	56.1%	56.0%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.

(b)

Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

(c)

Includes base salaries and benefits of $645,172, $573,950 and $583,951 for 2017, 2016 and 2015, respectively, and cash incentive compensation of $463,322, $397,249 and $413,948 for the respective years.

(d)

Deferred incentive compensation awards applicable to the relevant year-end compensation process (e.g., deferred incentive compensation awards granted in 2018, 2017 and 2016 related to the 2017, 2016 and 2015 year-end compensation processes, respectively).

(e)

Represents special deferred incentive awards that are granted outside the year-end compensation process, and includes grants to new hires, retention awards and performance units earned under PRSU grants.

(f)

An estimate, based on historical experience and future expectations, for future forfeitures of the deferred portion of such awards in order to present awarded compensation and benefits expense on a similar basis to that under U.S. GAAP, which also considers estimated forfeitures.

(g)

Awarded compensation and benefits has been revised to eliminate the year-end foreign exchange adjustment to better align awarded compensation with the recognition of revenue. The impact of the change is not material.

	Year Ended December 31,
	2017	2016	2015
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$495,636	$436,520	$493,990
Adjustments:
Expenses associated with ERP system implementation (a)	(25,308)	-	-
Expenses relating to office space reorganization (b)	(11,354)	-	-
Noncontrolling interests (c)	(1,684)	(1,892)	(1,490)
Charges pertaining to senior debt refinancing (d)	-	(3,148)	(60,219)
Professional fees related to acquisitions	-	(510)	(355)
Adjusted non-compensation expense	$457,290	$430,970	$431,926
Adjusted non-compensation expense, as a % of operating revenue	17.2%	18.4%	18.1%

(a)	Represents expenses associated with the Enterprise Resource Planning (“ERP”) system implementation.
(b)	Represents incremental rent expense and lease abandonment costs related to office space reorganization.
(c)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.
(d)

Charges pertaining to (i) the redemption of the remaining balance of the Company’s 2017 Notes in 2016 and (ii) the redemption of a significant portion of the Company’s 2017 Notes in 2015 are excluded because of the non-operating nature of such transactions. See “—Liquidity and Capital Resources—Financing Activities.”

	Year Ended December 31,
	2017	2016	2015
	($ in thousands)
Earnings From Operations:
Operating revenue	$2,653,562	$2,344,276	$2,380,526
Deduct:
Adjusted compensation and benefits expense	(1,475,521)	(1,323,602)	(1,318,671)
Adjusted non-compensation expense	(457,291)	(430,970)	(431,926)
Earnings from operations	$720,750	$589,704	$629,929
Earnings from operations, as a % of operating revenue	27.2%	25.2%	26.5%

Headcount information is set forth below:

	As of December 31,
	2017	2016	2015
Headcount:
Managing Directors:
Financial Advisory	149	147	139
Asset Management	96	92	90
Corporate	22	20	18
Total Managing Directors	267	259	247
Other Employees:
Business segment professionals	1,297	1,270	1,173
All other professionals and support staff	1,265	1,242	1,190
Total	2,829	2,771	2,610

Operating Results

Year Ended December 31, 2017 versus December 31, 2016

The Company reported net income attributable to Lazard Group of $546 million, as compared to net income of $466 million in 2016. The changes in the Company’s operating results during these years are described below.

Net revenue increased $310 million, or 13%, with operating revenue increasing $309 million, or 13%, as compared to 2016. Fee revenue from investment banking and other advisory activities increased $86 million, or 7%, as compared to 2016, due to an increase in Strategic Advisory and Restructuring revenue. Asset management fees, including incentive fees, increased $197 million, or 20%, as compared to 2016, primarily due to an increase in average AUM. In the aggregate, interest income, other revenue and interest expense increased $27 million, or 82%, as compared to 2016, primarily due to gains in 2017 attributable to investments held in connection with LFI.

Compensation and benefits expense increased $169 million, or 13%, as compared to 2016, primarily associated with increased operating revenue, charges pertaining to LFI and an increase in social charges.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $1,476 million, an increase of $152 million, or 11%, as compared to $1,324 million in 2016. The ratio of adjusted compensation and benefits expense to operating revenue was 55.6% for 2017, as compared to 56.5% for 2016. Awarded compensation and benefits expense in 2017 was $1,468 million, an increase of $153 million, or 12%, when compared to $1,315 million in 2016. The ratio of awarded compensation and benefits expense to operating revenue was 55.3% and 56.1% for 2017 and 2016, respectively. The year-end deferred incentive compensation awarded for 2017 was $349 million, representing an increase of $7 million, or 2%, as compared to 2016. As described above, when analyzing compensation and benefits expense on a full-year basis, we believe that awarded compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years.

Non-compensation expense increased $59 million, or 14%, as compared to 2016, primarily due to expenses associated with the ERP system implementation and expenses related to office space reorganization, as well as higher mutual fund service fees related to the growth in AUM and higher marketing and business development expenses. Adjusted non-compensation expense, which excludes non-compensation costs related to the ERP system implementation, office space reorganization and noncontrolling interests, increased $26 million, or 6%, as compared to 2016. The ratio of adjusted non-compensation expense to operating revenue was 17.2% for 2017, as compared to 18.4% in 2016.

Amortization and other acquisition-related costs decreased $30 million as compared to 2016, primarily due to the change in fair value of the contingent consideration in 2016 associated with the Edgewater business acquisition. The contingent consideration associated with the Edgewater business acquisition was settled during 2016.

Operating income increased $112 million, or 21%, as compared to 2016.

Earnings from operations increased $131 million, or 22%, as compared to 2016. Earnings from operations, as a percentage of operating revenue, was 27.2%, as compared to 25.2% in 2016.

The provision for income taxes reflects an effective tax rate of 12.9%, as compared to 9.5% for 2016. See Note 16 of Notes to Consolidated Financial Statements.

Net income attributable to noncontrolling interests remained substantially unchanged as compared to 2016.

Year Ended December 31, 2016 versus December 31, 2015

The Company reported net income attributable to Lazard Group of $466 million, as compared to net income of $443 million in 2015. The changes in the Company’s operating results during these years are described below.

Net revenue decreased $20 million, or 1%, with operating revenue decreasing $36 million, or 2%, as compared to 2015. Fee revenue from investment banking and other advisory activities increased $22 million, or 2%, primarily due to an increase in Restructuring revenue, which generally reflected a higher level of activity in the U.S. energy sector in 2016. This increase was partially offset by a decrease in Strategic Advisory fees, which primarily reflected a lower level of closings, and a decrease in the average transaction fee with respect to completed transactions involving fees greater than $1 million, as compared to 2015. Asset Management fees, including incentive fees, decreased $38 million, or 4%, as compared to 2015, due primarily to a decrease in average AUM, a change in the mix of AUM and a decrease in incentive fees. In the aggregate, interest income, other revenue and interest expense decreased $4 million, or 13%, as compared to 2015, primarily due to a $24 million gain in 2015 on the disposal of the Company’s Australian private equity business (which relates primarily to the realization of carried interest at fair value), partially offset in 2016 by (i) the gain on the acquisition of MBA Lazard (which resulted from the increase in the fair value of the Company’s investment in MBA Lazard prior to the acquisition) and (ii) higher gains attributable to investments held in connection with LFI.

Compensation and benefits expense increased $19 million, or 1%, as compared to 2015, primarily due to higher amortization expense.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $1,324 million, an increase of $5 million as compared to $1,319 million in 2015. The ratio of adjusted compensation and benefits expense to operating revenue was 56.5% for 2016, as compared to 55.4% for 2015. Awarded compensation and benefits expense in 2016 was $1,315 million, a decrease of $18 million, or 1%, when compared to $1,333 million in 2015. The ratio of awarded compensation and benefits expense to operating revenue was 56.1% and 56.0% for 2016 and 2015, respectively. The year-end deferred incentive compensation awarded for 2016 was $342 million, representing a $6 million, or 2%, increase compared to 2015. As described above, when analyzing compensation and benefits expense on a full-year basis, we believe that awarded compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years.

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

Operating income decreased $9 million, or 2%, as compared to 2015. In 2016, operating income included (i) a charge relating to the redemption of the remaining balance of the Company’s 2017 Notes and (ii) amortization and other acquisition-related costs. In 2015, operating income included (i) a charge relating to the redemption of a significant portion of the Company’s 2017 Notes.

Earnings from operations decreased $40 million, or 6%, as compared to 2015. In 2016, earnings from operations excluded (i) a charge relating to the redemption of the remaining balance of the Company’s 2017 Notes and (ii) amortization and other acquisition-related costs. In 2015, earnings from operations excluded the charge related to the redemption of a significant portion of the Company’s 2017 Notes. Earnings from operations, as a percentage of operating revenue, was 25.2%, as compared to 26.5% in 2015.

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

Financial Advisory

The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Year Ended December 31,
	2017	2016	2015
	($ in thousands)
Net Revenue	1,386,688	1,301,044	1,279,628
Operating Expenses	1,130,186	1,011,495	1,005,837
Operating Income	$256,502	$289,549	$273,791
Operating Income, as a % of net revenue	18.5%	22.3%	21.4%

Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Year Ended December 31,
	2017	2016	2015
Lazard Statistics:
Number of clients with fees greater than $1 million:
Total Financial Advisory	304	276	268
Strategic Advisory	270	235	249
Percentage of total Financial Advisory net revenue from top 10 clients (a)	22%	23%	17%
Number of M&A transactions completed with values greater than $500 million (b)	81	92	83

(a)	No individual client constituted more than 10% of our Financial Advisory segment net revenue in the years ended December 31, 2017, 2016 and 2015.
(b)	Source: Dealogic as of January 6, 2018.

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

	Year Ended December 31,
	2017	2016	2015
Americas	60%	60%	54%
EMEA	36	37	38
Asia Pacific	4	3	8
Total	100%	100%	100%

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

Financial Advisory Results of Operations

Year Ended December 31, 2017 versus December 31, 2016

Financial Advisory net revenue increased $86 million, or 7%, as compared to 2016. Strategic Advisory net revenue was $1,125 million, an increase of $26 million, or 2%, as compared to $1,099 million in 2016. Restructuring revenue was $262 million, an increase of $60 million, or 30%, as compared to $202 million in 2016.

The increase in Strategic Advisory net revenue was primarily due to an increase in the number of completed transactions involving fees greater than $1 million as compared to 2016. Clients which in the aggregate represented a significant portion of our Strategic Advisory revenue in the 2017 period included Air Products, Danone, Dow Chemical, Express Scripts, Gilead, Harman, Johnson & Johnson, L’Oreal, Lexmark, Paysafe, and Sanofi.

Restructuring revenue in 2017 primarily reflected the closing of large assignments as compared to 2016. Clients which in the aggregate represented a significant portion of our Restructuring revenue in 2017 included Peabody Energy, Linn Energy and Toys “R” Us.

Operating expenses increased $119 million, or 12%, as compared to 2016, primarily due to an increase in compensation associated with increased operating revenue.

Financial Advisory operating income was $257 million, a decrease of $33 million, or 11%, as compared to operating income of $290 million in 2016 and, as a percentage of net revenue, was 18.5%, as compared to 22.3% in 2016.

Year Ended December 31, 2016 versus December 31, 2015

Financial Advisory net revenue increased $21 million, or 2%, as compared to 2015. Strategic Advisory net revenue was $1,099 million, a decrease of $75 million, or 6%, as compared to $1,174 million in 2015. Restructuring revenue was $202 million, an increase of $96 million, or 91%, as compared to $106 million in 2015.

The decrease in Strategic Advisory net revenue primarily reflected a lower level of closings, and a decrease in the average transaction fee with respect to completed transactions involving fees greater than $1 million, as compared to 2015. Clients which in the aggregate represented a significant portion of our Strategic Advisory revenue in 2016 included Anheuser-Busch InBev, ARM Holdings, Columbia Pipeline Group, Pepco, Starwood Hotels & Resorts, Tyco and Xerox.

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

Asset Management

The following table shows the composition of AUM for the Asset Management segment (see Item 1, “Business—Principal Business Lines—Asset Management—Investment Strategies”):

	As of December 31,
	2017	2016	2015
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$52,349	$41,363	$36,203
Global	43,663	30,567	30,867
Local	42,650	36,243	32,646
Multi-Regional	70,696	54,668	51,779
Total Equity	209,358	162,841	151,495
Fixed Income:
Emerging Markets	17,320	15,580	14,378
Global	4,109	3,483	3,533
Local	4,497	4,245	4,016
Multi-Regional	9,154	7,847	8,460
Total Fixed Income	35,080	31,155	30,387
Alternative Investments	2,846	2,422	3,297
Private Equity	1,478	1,253	858
Cash Management	697	239	343
Total AUM	$249,459	$197,910	$186,380

Total AUM at December 31, 2017 was $249 billion, an increase of $51 billion, or 26%, as compared to total AUM of $198 billion at December 31, 2016, due to market appreciation, foreign exchange appreciation and net inflows. Average AUM for the year ended December 31, 2017 increased $32 billion, or 16%, as compared to 2016.

As of both December 31, 2017 and 2016, approximately 88% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors and, as of both December 31, 2017 and 2016, approximately 12% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals.

As of December 31, 2017, AUM with foreign currency exposure represented approximately 74% of our total AUM, as compared to 70% at December 31, 2016. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$162,841	$37,158	$(33,778)	$3,380	$34,556	$8,581	$209,358
Fixed Income	31,155	5,558	(6,080)	(522)	2,615	1,832	35,080
Other	3,914	1,088	(856)	232	693	182	5,021
Total	$197,910	$43,804	$(40,714)	$3,090	$37,864	$10,595	$249,459

Inflows in the Equity asset class were primarily attributable to the Global, Multi-Regional and Emerging Markets equity platforms, and inflows in the Fixed Income asset class were primarily attributable to the Emerging Markets and Multi-Regional platforms. Outflows in the Equity asset class were primarily attributable to the Multi-Regional, Emerging Markets and Global equity platforms, and outflows in the Fixed Income asset class were primarily attributable to the Emerging Markets and Multi-Regional platforms.

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

As of February 20, 2018, AUM was $255.2  billion, a $5.7 billion increase since December 31, 2017. The increase in AUM was due to foreign exchange appreciation of $3.7 billion, net inflows of $1.3 billion and market appreciation of $0.7 billion.

Average AUM for the years ended December 31, 2017, 2016 and 2015 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Year Ended December 31,
	2017	2016	2015
	($ in millions)
Average AUM by Asset Class:
Equity	$188,796	$158,747	$159,216
Fixed Income	33,187	31,516	32,137
Alternative Investments	2,774	3,273	3,547
Private Equity	1,373	948	934
Cash Management	395	324	153
Total Average AUM	$226,525	$194,808	$195,987

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Year Ended December 31,
	2017	2016	2015
	($ in thousands)
Net Revenue	$1,255,820	$1,051,316	$1,111,105
Operating Expenses	810,870	769,737	736,798
Operating Income	$444,950	$281,579	$374,307
Operating Income, as a % of net revenue	35.4%	26.8%	33.7%

Our top ten clients accounted for 25%, 21% and 21% of our total AUM at December 31, 2017, 2016 and 2015, respectively, and no individual client constituted more than 10% of our Asset Management segment net revenue during any of the respective years.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Year Ended December 31,
	2017	2016	2015
Americas	58%	60%	59%
EMEA	32	29	29
Asia Pacific	10	11	12
Total	100%	100%	100%

Asset Management Results of Operations

Year Ended December 31, 2017 versus December 31, 2016

Asset Management net revenue increased $205 million, or 20%, as compared to 2016. Management fees and other revenue was $1,210 million, an increase of $175 million, or 17%, as compared to $1,035 million in 2016, primarily due to an increase in average AUM. Incentive fees were $46 million, an increase of $30 million as compared to $16 million in 2016.

Operating expenses increased $41 million, or 5%, as compared to 2016, primarily due to increases in compensation associated with increased operating revenue.

Asset Management operating income was $445 million, an increase of $163 million, or 58%, as compared to operating income of $282 million in 2016 and, as a percentage of net revenue, was 35.4%, as compared to 26.8% in 2016.

Year Ended December 31, 2016 versus December 31, 2015

Asset Management net revenue decreased $60 million, or 5%, as compared to 2015. Management fees and other revenue was $1,035 million, a decrease of $51 million, or 5%, compared to $1,086 million in 2015, primarily due to lower average AUM and a change in the mix of AUM, and a $24 million gain in 2015 on the disposal of the Company’s Australian private equity business (which relates primarily to the realization of carried interest at fair value). Incentive fees were $16 million, a decrease of $9 million, or 38%, compared to $25 million in 2015.

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

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Year Ended December 31,
	2017	2016	2015
	($ in thousands)
Interest Income	$5,595	$3,601	$3,530
Interest Expense	(55,188)	(52,896)	(54,695)
Net Interest (Expense)	(49,593)	(49,295)	(51,165)
Other Revenue	46,682	26,806	10,708
Net Revenue (Expense)	(2,911)	(22,489)	(40,457)
Operating Expenses (a)	64,788	26,646	76,796
Operating Income (Loss)	$(67,699)	$(49,135)	$(117,253)

(a)

Includes, (i) in 2016, $3,148 relating to the redemption of the remaining portion of the Company’s 2017 Notes and (ii) in 2015, $60,219 relating to the redemption of a significant portion of the Company’s 2017 Notes.

Corporate Results of Operations

Year Ended December 31, 2017 versus December 31, 2016

Net interest expense remained substantially unchanged as compared to 2016.

Other revenue increased $20 million, or 74%, as compared to 2016, primarily due to gains in 2017 attributable to investments held in connection with LFI.

Operating expenses increased $38 million as compared to 2016, primarily due to an increase in compensation and benefits expense, including an increase in charges pertaining to LFI.

Year Ended December 31, 2016 versus December 31, 2015

Net interest expense decreased $2 million, or 4%, as compared to 2015.

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

Cash Flows

The Company’s cash flows are influenced primarily by the timing of the receipt of Financial Advisory and Asset Management fees, the timing of distributions to members, payments of incentive compensation to managing directors and employees and purchases of Lazard Ltd Class A common stock. Cash flows also were affected (i) in 2016, by the issuance of the 2027 Notes and the redemption of the remaining balance of the 2017 Notes and (ii) in 2015, by the redemption of $450 million of the 2017 Notes and the issuance of the 2025 Notes. Strategic Advisory and Asset Management fees are generally collected within 60 days of billing, while Restructuring fee collections may extend beyond 60 days, particularly those that involve bankruptcies with court-ordered holdbacks. Fees from our Private Capital Advisory activities are generally collected over a four-year period from billing and typically include an interest component.

The Company makes cash payments for, or in respect of, a significant portion of its incentive compensation during the first three months of each calendar year with respect to the prior year’s results.

Summary of Cash Flows:

	Year Ended December 31,
	2017	2016	2015
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$552	$472	$449
Adjustments to reconcile net income to net cash provided by operating activities (a)	408	392	392
Other operating activities (b)	75	(229)	(72)
Net cash provided by operating activities	1,035	635	769
Investing activities	(25)	(38)	(26)
Financing activities (c)	(748)	(442)	(585)
Effect of exchange rate changes	77	(50)	(49)
Net Increase in Cash and Cash Equivalents	339	105	109
Cash and Cash Equivalents:
Beginning of Period	1,131	1,026	917
End of Period	$1,470	$1,131	$1,026

(a)	Consists of the following:
	Year Ended December 31,
	2017	2016	2015
	($ in millions)
Depreciation and amortization of property	$31	$33	$33
Amortization of deferred expenses and stock units	358	341	320
Deferred tax provision (benefit)	16	(5)	(3)
Amortization and other acquisition-related costs	3	33	6
Gain on acquisition of portion of business already owned	-	(13)	-
Gain on disposal of subsidiaries	-	-	(24)
Loss on extinguishment of debt	-	3	60
Total	$408	$392	$392
(b)	Includes net changes in operating assets and liabilities.
(c)

Consists primarily of purchases of shares of Lazard Ltd Class A common stock, tax withholdings related to the settlement of vested restricted stock units (“RSUs”), vested restricted stock awards and vested PRSUs, and distributions to members and noncontrolling interest holders, and activity relating to borrowings (including, in 2016 and 2015, the redemption of the Company’s 2017 Notes and issuance of the 2027 Notes and the 2025 Notes).

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

Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”. In the year ended December 31, 2017, as reflected on the consolidated statements of financial condition, both “deposits with banks and short-term investments” and “deposits and other customer payables” increased as compared to December 31, 2016, due to a higher level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, distributions to members, purchases of shares of Lazard Ltd Class A common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At December 31, 2017, Lazard Group had approximately $1.5 billion of cash, with such amount including approximately $707 million held at Lazard’s operations outside the U.S. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, we expect that no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations. Although the Tax Act generally requires companies to pay a one-time repatriation tax on previously unremitted foreign earnings of certain non-U.S. corporate subsidiaries, most of the Company’s operations outside the U.S. are conducted in “pass-through” entities for U.S. income tax purposes, and the Company has already provided for U.S. income taxes on their earnings. As a result, the Company expects that no material amount of additional U.S. income taxes would be recognized as a result of the Tax Act’s one-time repatriation tax or otherwise upon the receipt of cash dividends or distributions of such earnings from our foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of December 31, 2017, Lazard had approximately $169 million in unused lines of credit available to it, including a $150 million, five-year, senior revolving credit facility with a group of lenders that expires in September 2020 (the “Amended and Restated Credit Agreement”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $18 million (at December 31, 2017 exchange rates).

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

Financing Activities

The table below sets forth our corporate indebtedness as of December 31, 2017 and 2016. The agreements with respect to this indebtedness are discussed in more detail in our consolidated financial statements and related notes included elsewhere in this Form 10-K.

		Outstanding as of
		December 31, 2017			December 31, 2016
Senior Debt	Maturity Date	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2020 Senior Notes	2020	$500.0	$2.6	$497.4	$500.0	$3.6	$496.4
Lazard Group 2025 Senior Notes	2025	400.0	3.4	396.6	400.0	3.8	396.2
Lazard Group 2027 Senior Notes	2027	300.0	3.6	296.4	300.0	4.0	296.0
		$1,200.0	$9.6	$1,190.4	$1,200.0	$11.4	$1,188.6

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended December 31, 2017, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.16 to 1.00 and its Consolidated Interest Coverage Ratio being 20.44 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of December 31, 2017.

In addition, the Amended and Restated Credit Agreement, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At December 31, 2017, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 11 of Notes to Consolidated Financial Statements for additional information regarding senior debt.

Members’ Equity

At December 31, 2017, total members’ equity was $907 million, as compared to $736 million and $703 million at December 31, 2016 and 2015, respectively, including $848 million, $679 million and $650 million attributable to Lazard Group on the respective dates. The net activity in members’ equity during the years ended December 31, 2017 and 2016 is reflected in the table below:

	Year Ended December 31,
	2017	2016
	($ in millions)
Members’ Equity - Beginning of Year	$736	$703
Adjustment for the cumulative effect on prior years from the adoption of new accounting guidance related to share-based incentive compensation	5	-
Balance, as adjusted, Beginning of Year	741	703
Increase (decrease) due to:
Net income	552	472
Other comprehensive income (loss)	76	(81)
Amortization of share-based incentive compensation	273	261
Purchase of Lazard Ltd Class A common stock	(311)	(300)
Settlement of share-based incentive compensation (a)	(68)	(56)
Distribution to members and noncontrolling interests, net	(351)	(303)
Lazard Ltd Class A common stock issuable related to business acquisitions	-	31
Other - net	(5)	9
Members’ Equity - End of Year	$907	$736

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

The Board of Directors of Lazard has issued a series of authorizations to repurchase Lazard Ltd Class A common stock, which help offset the dilutive effect of our share-based incentive compensation plans. During a given year Lazard Ltd intends to repurchase at least as many shares as it expects to ultimately issue pursuant to such compensation plans in respect of year-end incentive compensation attributable to the prior year. The rate at which Lazard Ltd purchases shares in connection with this annual objective may vary from period to period due to a variety of factors. Purchases with respect to such program are set forth in the table below:

Year Ended December 31:	Number of Shares	Average Price Per Share
2015	3,438,789	$50.24
2016	8,551,271	$35.11
2017	6,956,097	$44.10

As of December 31, 2017, a total of $248 million of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, $48 million of which will expire on December 31, 2018 and $200 million of which will expire on December 31, 2019.

During the year ended December 31, 2017, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, pursuant to which it effected stock repurchases in the open market.

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

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with rules regarding certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 18 of Notes to Consolidated Financial Statements for further information. These regulations differ in the U.S., the U.K., France and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see Item 1, “Business—Regulation” included in this Form 10-K and Note 18 of Notes to Consolidated Financial Statements.

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of December 31, 2017:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior debt (including interest) (a)	$1,478,854	$47,125	$594,250	$51,750	$785,729
Operating leases (exclusive of $36,141 of committed sublease income)	792,429	83,646	143,343	123,002	442,438
Investment capital funding commitments (b)	10,300	10,300	-	-	-
Total (c)	$2,281,583	$141,071	$737,593	$174,752	$1,228,167

(a)	See Note 11 of Notes to Consolidated Financial Statements.
(b)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $5,902 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders. See Note 6 of Notes to Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.

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

Effect of Inflation

We do not believe inflation will significantly affect our compensation costs as they are substantially variable in nature. However, the rate of inflation may affect certain of our other expenses, such as information technology and occupancy costs. To the extent inflation results in rising interest rates and has other effects upon the securities markets or general macroeconomic conditions, it may adversely affect our financial position and results of operations by impacting overall levels of M&A activity, reducing our AUM or net revenue, or otherwise. See Item 1A, “Risk Factors—Other Business Risks—Difficult market conditions can adversely affect our business in many ways, including by reducing the volume of the transactions involving our Financial Advisory business and reducing the value or performance of the assets we manage in our Asset Management business, which, in each case, could materially reduce our revenue or income and adversely affect our financial position”.

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

On January 1, 2018, the Company adopted new revenue recognition guidance. See Note 3 of Notes to Consolidated Financial Statements.

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

We recognize a deferred tax asset if it is more likely than not (defined as a likelihood of greater than 50%) that a tax benefit will be accepted by a taxing authority. The measurement of deferred tax assets and liabilities is based upon currently enacted tax rates in the applicable jurisdictions. At December 31, 2017, on a consolidated basis, we recorded gross deferred tax assets of approximately $133 million with such amount partially offset by a valuation allowance of approximately $54 million (as described below).

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

Certain of our tax-paying entities have individually experienced losses on a cumulative three year basis. In addition, one of our tax paying entities has recorded a valuation allowance on substantially all of its deferred tax assets due to the combined effect of operating losses in certain subsidiaries of that entity as well as foreign taxes that together substantially offset any U.S. tax liability. Taking into account all available information, we cannot determine that it is more likely than not that deferred tax assets held by these entities will be realized. Consequently, we have recorded valuation allowances on $54 million of deferred tax assets held by these entities as of December 31, 2017.

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

On January 1, 2017, we adopted new accounting guidance on share-based incentive compensation. As a result of the adoption of this new guidance, we recognized excess tax benefits of approximately $2.0 million from the vesting of share-based incentive compensation in the provision for income taxes in the consolidated statements of operations for the year ended December 31, 2017. Upon adoption of the new guidance, we also recorded deferred tax assets of $4.9 million, net of a valuation allowance of $12.1 million, for previously unrecognized excess tax benefits (including tax benefits from dividends or dividend equivalents) on share-based incentive compensation, with an offsetting adjustment to retained earnings. See Notes 3 and 16 of Notes to Consolidated Financial Statements for further information on the adoption of this new guidance. The new guidance has since January 1, 2017 affected, and the Company expects that in future periods the new guidance will affect, the provision for income taxes for the delivery of stock under share-based incentive compensation arrangements, as well as the effective tax rate in the relevant periods, which could be material to the consolidated statements of operations and the classification of cash flows in the relevant periods.

On December 22, 2017, the Tax Act was enacted. The Tax Act significantly revises the U.S. corporate income tax system by, among other changes, lowering the corporate income tax rate from 35% to 21%, implementing a partial territorial tax system and imposing a one-time repatriation tax on the deemed repatriated earnings of foreign subsidiaries. The Tax Act also includes several provisions that may limit the benefit of the tax rate reduction, such as restricting the deductibility of interest expense and other corporate business expenses. The Tax Act further includes anti-base erosion provisions such as the BEAT and tax on GILTI. The reduced corporate tax rate required us to remeasure our deferred tax assets and liabilities.

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

Data relating to investments is set forth below:

	December 31,
	2017	2016
	($ in thousands)
Seed investments by asset class:
Equities (a)	$111,067	$99,669
Fixed income	15,215	16,406
Alternative investments	8,392	18,172
Total seed investments	134,674	134,247
Other investments owned:
Private equity (b)	57,457	96,089
Interest-bearing deposits	556	456
Fixed income and other	23,780	22,908
Total other investments owned	81,793	119,453
Subtotal	216,467	253,700
Add:
Equity method (c)	-	222
Private equity consolidated, not owned (d)	19,222	26,332
LFI (e)	191,497	179,168
Total investments	$427,186	$459,422

(a)	At December 31, 2017 and 2016, seed investments in directly owned equity securities were invested as follows:
	December 31,
	2017	2016
Percentage invested in:
Financials	27%	30%
Consumer	25	28
Industrial	15	13
Technology	11	12
Other	22	17
Total	100%	100%
(b)

Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $36 million and $34 million as of December 31, 2017 and 2016, respectively.

(c)	Represents investments accounted for under the equity method of accounting.
(d)

Represents private equity investments that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “members’ equity” on the consolidated statements of financial condition.

(e)

Composed of investments held in connection with LFI and other similar deferred compensation arrangements. The market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to awards expected to vest. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives. LFI investments held in entities in which the Company maintained a controlling interest were $53 million in two entities as of December 31, 2017.

At December 31, 2017 and 2016, total investments with a fair value of $427 million and $459 million, respectively, included $80 million and $130 million, respectively, or 19% and 28%, respectively, of investments that were classified using NAV or its equivalent as a practical expedient. See Notes 5 and 6 of Notes to Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of December 31, 2017 and 2016, the Company held seed investments of approximately $135 million and $134 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $28 million in eight entities as of December 31, 2017, as compared to $41 million in six entities as of December 31, 2016.

As of December 31, 2017 and 2016, the Company did not consolidate or deconsolidate any seed investment entities or LFI investment entities. As such, 100% of the recorded balance of seed investments and LFI investments as of December 31, 2017 and 2016 represented the Company’s economic interest in the seed investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed investment entities.

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

Equity Market Price Risk—At December 31, 2017 and 2016, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $107 million and $110 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $2.0 million and $1.0 million in the carrying value of such investments as of December 31, 2017 and 2016, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At December 31, 2017 and 2016, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $58 million and $53 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $1.3 million and $0.9 million in the carrying value of such investments as of December 31, 2017 and 2016, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At December 31, 2017 and 2016, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $65 million and $64 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a decrease of approximately $1.7 million in the carrying value of such investments as of both December 31, 2017 and 2016, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At December 31, 2017 and 2016, the Company’s exposure to changes in fair value of such investments was approximately $57 million and $96 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $5.7 million and $9.6 million in the carrying value of such investments as of December 31, 2017 and 2016, respectively.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At December 31, 2017, total receivables amounted to $589 million, net of an allowance for doubtful accounts of $24 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries, and customers and other receivables comprised 83%, 3% and 14%, of total receivables, respectively. At December 31, 2016, total receivables amounted to $667 million, net of an allowance for doubtful accounts of $16 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries, and customers and other receivables comprised 85%, 4% and 11% of total receivables, respectively. At December 31, 2017 and 2016, the Company had receivables past due or deemed uncollectible of approximately $35 million and $22 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit (primarily for clients of LFG). At December 31, 2017 and 2016, customer receivables included $61 million and $51 million of LFB loans, respectively, with such loans being fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $4 million and $2 million at December 31, 2017 and 2016, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $16 million and $12 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $182 million and $170 million at December 31, 2017 and 2016, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of December 31, 2017, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $15 million in the event interest rates were to increase by 1% and decrease by approximately $15 million if rates were to decrease by 1%.

As of December 31, 2017, the Company’s cash and cash equivalents totaled approximately $1.5 billion. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and (iii) in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited the Company’s internal control over financial reporting as of December 31, 2017, as stated in their report which appears under “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Lazard Group LLC:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Lazard Group LLC and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as listed in the Index at Item 8 as of and for the year ended December 31, 2017 of the Company, and our report dated February 26, 2018, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report On Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    Deloitte & Touche LLP

New York, New York

February 26, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of Lazard Group LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Lazard Group LLC and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in members’ equity for each of the three years in the period ended December 31, 2017, the related notes and the schedule listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/    Deloitte & Touche LLP

New York, New York

February 26, 2018

We have served as the Company’s auditors since 2000.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2017 and 2016

(dollars in thousands)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$1,470,296	$1,131,440
Deposits with banks and short-term investments	935,431	419,668
Cash deposited with clearing organizations and other segregated cash	35,539	29,030
Receivables (net of allowance for doubtful accounts of $23,692 and $16,386 at December 31, 2017 and 2016, respectively):
Fees	487,800	564,291
Customers and other	83,816	73,991
Lazard Ltd subsidiaries	17,135	28,702
	588,751	666,984
Investments	427,186	459,422
Property (net of accumulated amortization and depreciation of $317,816 and $285,997 at December 31, 2017 and 2016, respectively)	203,828	208,997
Goodwill and other intangible assets (net of accumulated amortization of $61,202 and $59,618 at December 31, 2017 and 2016, respectively)	368,034	358,982
Deferred tax assets	46,646	59,767
Other assets	224,862	181,694
Total Assets	$4,300,573	$3,515,984

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2017 and 2016

(dollars in thousands)

	December 31,
	2017	2016
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$992,338	$472,283
Accrued compensation and benefits	591,394	539,944
Senior debt	1,190,383	1,188,600
Payable to Lazard Ltd subsidiaries	65,271	60,898
Deferred tax liabilities	9,195	8,625
Other liabilities	545,092	509,494
Total Liabilities	3,393,673	2,779,844
Commitments and contingencies
MEMBERS’ EQUITY
Members' equity (net of 9,907,479 and 6,697,790 shares of Lazard Ltd Class A common stock, at a cost of $411,560 and $244,518 at December 31, 2017 and 2016, respectively)	1,043,574	949,669
Accumulated other comprehensive loss, net of tax	(195,256)	(270,775)
Total Lazard Group LLC Members' Equity	848,318	678,894
Noncontrolling interests	58,582	57,246
Total Members’ Equity	906,900	736,140
Total Liabilities and Members’ Equity	$4,300,573	$3,515,984

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
REVENUE
Investment banking and other advisory fees	$1,384,671	$1,298,364	$1,276,096
Asset management fees	1,195,550	998,887	1,036,821
Interest income	7,201	5,449	5,661
Other	109,429	80,901	86,583
Total revenue	2,696,851	2,383,601	2,405,161
Interest expense	57,254	53,730	54,885
Net revenue	2,639,597	2,329,871	2,350,276
OPERATING EXPENSES
Compensation and benefits	1,507,332	1,338,819	1,319,620
Occupancy and equipment	124,636	109,237	109,841
Marketing and business development	88,943	82,975	81,541
Technology and information services	121,532	97,442	95,526
Professional services	45,191	42,772	46,796
Fund administration and outsourced services	71,254	63,420	61,363
Amortization and other acquisition-related costs	2,876	32,539	5,821
Other	44,080	40,674	98,923
Total operating expenses	2,005,844	1,807,878	1,819,431
OPERATING INCOME	633,753	521,993	530,845
Provision for income taxes	81,863	49,673	81,548
NET INCOME	551,890	472,320	449,297
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	6,263	5,993	6,559
NET INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$545,627	$466,327	$442,738

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
NET INCOME	$551,890	$472,320	$449,297
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	65,516	(56,619)	(44,062)
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of ($3,475), ($2,754), and $5,644 for the years ended December 31, 2017, 2016 and 2015, respectively)	2,054	(26,924)	11,283
Adjustment for items reclassified to earnings (net of tax expense of $2,220, $1,757 and $1,507 for the years ended December 31, 2017, 2016 and 2015, respectively)	7,951	2,526	6,309
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	75,521	(81,017)	(26,470)
COMPREHENSIVE INCOME	627,411	391,303	422,827
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	6,265	5,993	6,559
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$621,146	$385,310	$416,268

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$551,890	$472,320	$449,297
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	31,491	33,268	32,785
Amortization of deferred expenses and share-based incentive compensation	358,039	340,903	319,744
Amortization and other acquisition-related costs	2,876	32,539	5,821
Deferred tax provision (benefit)	16,385	(5,225)	(2,898)
Loss on extinguishment of debt	-	3,148	60,219
Gain on acquisition of portion of business already owned	-	(12,668)	-
Gain on disposal of subsidiaries	-	-	(24,388)
(Increase) decrease in operating assets:
Deposits with banks and short-term investments	(430,388)	(44,278)	(207,373)
Cash deposited with clearing organizations and other segregated cash	(5,170)	5,767	6,909
Receivables-net	107,543	(76,014)	(75,340)
Investments	28,922	60,353	64,232
Other assets	(79,120)	(53,391)	(109,321)
Increase (decrease) in operating liabilities:
Deposits and other payables	428,826	(17,095)	204,886
Accrued compensation and benefits and other liabilities	24,432	(104,698)	44,327
Net cash provided by operating activities	1,035,726	634,929	768,900
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(26,234)	(38,749)	(26,629)
Disposals of property	750	1,096	677
Net cash used in investing activities	(25,484)	(37,653)	(25,952)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from noncontrolling interests	-	93	275
Issuance of senior debt, net of expenses	-	296,757	396,272
Excess tax benefits from share-based incentive compensation	-	4,072	13,300
Other financing activities	-	24,484	-
Payments for:
Senior debt	-	(101,441)	(509,098)
Capital lease obligations	(7,337)	(1,619)	(1,826)
Distributions to noncontrolling interests	(5,133)	(1,981)	(16,286)
Purchase of Lazard Ltd Class A common stock	(310,872)	(300,217)	(215,642)
Distribution to members	(346,072)	(301,262)	(129,787)
Settlement of vested share-based incentive compensation	(67,899)	(56,078)	(120,116)
Other financing activities	(11,044)	(4,797)	(2,371)
Net cash used in financing activities	(748,357)	(441,989)	(585,279)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	76,971	(49,691)	(49,037)
NET INCREASE IN CASH AND CASH EQUIVALENTS	338,856	105,596	108,632
CASH AND CASH EQUIVALENTS—January 1	1,131,440	1,025,844	917,212
CASH AND CASH EQUIVALENTS—December 31	$1,470,296	$1,131,440	$1,025,844

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$49,502	$49,700	$49,086
Income taxes, net of refunds	$53,337	$66,923	$56,564

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total
	Members'	Income (Loss),	Members'	Noncontrolling	Members'
	Equity	Net of Tax	Equity	Interests	Equity
Balance - January 1, 2015	$594,834	$(163,288)	$431,546	$62,593	$494,139
Comprehensive income (loss):
Net income	442,738		442,738	6,559	449,297
Other comprehensive loss - net of tax		(26,470)	(26,470)		(26,470)
Amortization of share-based incentive compensation	226,723		226,723		226,723
Contribution from member	30,000		30,000		30,000
Distributions to members and noncontrolling interests, net	(129,787)		(129,787)	(16,011)	(145,798)
Purchase of Lazard Ltd Class A common stock	(215,642)		(215,642)		(215,642)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation and related tax benefit of $13,138	(106,978)		(106,978)		(106,978)
Other	(2,371)		(2,371)		(2,371)
Balance - December 31, 2015 (*)	$839,517	$(189,758)	$649,759	$53,141	$702,900

________________

(*) At December 31, 2015, in addition to profit participation interests, there were two managing member interests.

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total
	Members'	Income (Loss),	Members’	Noncontrolling	Members’
	Equity	Net of Tax	Equity	Interests	Equity
Balance - January 1, 2016	$839,517	$(189,758)	$649,759	$53,141	$702,900
Comprehensive income (loss):
Net income	466,327		466,327	5,993	472,320
Other comprehensive loss - net of tax		(81,017)	(81,017)		(81,017)
Amortization of share-based incentive compensation	261,462		261,462		261,462
Distribution to members and noncontrolling interests, net	(301,262)		(301,262)	(1,888)	(303,150)
Purchase of Lazard Ltd Class A common stock	(300,217)		(300,217)		(300,217)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation and related tax expense of $220	(56,298)		(56,298)		(56,298)
Business acquisitions and related equity transactions:
Delivery of Lazard Ltd Class A common stock and related tax benefit of $3	3,390		3,390		3,390
Lazard Ltd Class A common stock issuable (including related amortization)	31,139		31,139		31,139
Other	5,611		5,611	-	5,611
Balance - December 31, 2016 (*)	$949,669	$(270,775)	$678,894	$57,246	$736,140

________________

(*) At December 31, 2016, in addition to profit participation interests, there were two managing member interests.

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total
	Member's	Income (Loss),	Members’	Noncontrolling	Members’
	Equity	Net of Tax	Equity	Interests	Equity
Balance - January 1, 2017	$949,669	$(270,775)	$678,894	$57,246	$736,140
Adjustment for the cumulative effect on prior years from the adoption of new accounting guidance related to share-based incentive compensation	4,945		4,945		4,945
Balance, as adjusted - January 1, 2017	954,614	(270,775)	683,839	57,246	741,085
Comprehensive income:
Net income	545,627		545,627	6,263	551,890
Other comprehensive income - net of tax		75,519	75,519	2	75,521
Amortization of share-based incentive compensation	272,965		272,965		272,965
Distribution to members and noncontrolling interests, net	(346,072)		(346,072)	(5,133)	(351,205)
Purchase of Lazard Ltd Class A common stock	(310,872)		(310,872)		(310,872)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation	(67,899)		(67,899)		(67,899)
Business acquisitions and related equity transactions:
Delivery of Lazard Ltd Class A common stock	605		605		605
Lazard Ltd Class A common stock issuable (including related amortization)	371		371		371
Other	(5,765)		(5,765)	204	(5,561)
Balance - December 31, 2017 (*)	$1,043,574	$(195,256)	$848,318	$58,582	$906,900

________________

(*) At December 31, 2017, in addition to profit participation interests, there were two managing member interests.

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of December 31, 2017 and 2016. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

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

Certain prior period amounts have been reclassified to conform to the current period presentation, specifically by including capital lease obligations, previously presented separately, in other liabilities on the consolidated statements of financial condition. In addition, see Note 19 for the recasting of geographic information.

2.	SIGNIFICANT ACCOUNTING POLICIES

The accounting policies below relate to reported amounts and disclosures in the consolidated financial statements.

Foreign Currency Translation—The consolidated financial statements are presented in U.S. Dollars. Many of the Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. Dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. Dollars at year-end exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. Dollars are reported in “accumulated other comprehensive income (loss), net of tax” (“AOCI”). Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of operations. Foreign currency remeasurement gains (losses), net of hedge transactions (see Note 7) amounted to $1,876, $(1,465) and $1,467 for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in “revenue-other” on the respective consolidated statements of operations.

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

Property-net—Property is stated at cost or, in the case of property under capital leases, the present value of the future minimum lease payments, less accumulated depreciation and amortization. Buildings represent owned property and amounts recorded pursuant to capital leases (see Notes 8 and 12), with the related obligations recorded in “other liabilities” as capital lease obligations. Such buildings are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are capitalized and are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Depreciation of furniture and equipment, including computer hardware and software, is determined on a straight-line basis using estimated useful lives. Depreciation and amortization expense aggregating $31,491, $33,268 and $32,785 for the years ended December 31, 2017, 2016 and 2015, respectively, is included on the respective consolidated statements of operations in “occupancy and equipment” or “technology and information services”, depending on the nature of the underlying asset. Repairs and maintenance are expensed as incurred.

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

The Company completed its annual goodwill review as of November 1, 2017, and determined that no impairment existed.

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

Contingent Consideration Liabilities —The contingent consideration liabilities of businesses acquired in a business combination are initially recorded at fair value and any change in the fair value is recognized in “amortization and other acquisition-related costs” in the consolidated statements of operations. The contingent consideration liability is included in “other liabilities” on the consolidated statements of financial condition.

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

Revenue Recognition

Investment Banking and Other Advisory Fees—Fees for M&A and Strategic Advisory services and Restructuring advisory services are recorded when (i) there is persuasive evidence of an arrangement with a client, (ii) fees are fixed or determinable, (iii) the agreed-upon services have been completed and delivered to the client or the transaction or events contemplated in the engagement letter are determined to be substantially completed, which is generally the date the related transactions are consummated and (iv) collection is reasonably assured. Expenses that are directly related to such transactions and billable to clients are deferred to match revenue recognition. “Investment banking and other advisory fees” on the Company’s consolidated statements of operations are presented net of client reimbursements of expenses. The amount of expenses reimbursed by clients for the years ended December 31, 2017, 2016 and 2015 are $17,793, $16,998 and $19,358, respectively.

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

On January 1, 2018, the Company adopted new revenue recognition guidance. See Note 3.

Soft Dollar Arrangements—Certain entities within the Company’s Asset Management business obtain research and other services through commission-sharing arrangements with broker-dealers, which are also known as “soft dollar” arrangements. Consistent with the “soft dollar” safe harbor established by Section 28(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Asset Management business does not have any contractual obligation or arrangement requiring it to pay for research and other services obtained through soft dollar arrangements with brokers. Instead, the provider is obligated to pay for the services. Consequently, the Company does not incur any liability and does not accrue any expenses in connection with any research or other services obtained by the Asset Management business pursuant to such soft dollar arrangements. For the year ended December 31, 2017, the Company obtained research and other services through soft dollar arrangements valued at approximately $24,000. The use of soft dollars is limited by regulations in the European Union and the U.K. and, as such, the Company intends to directly pay a portion of the costs of such research and other services going forward.

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

Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting—In March 2016, the Financial Accounting Standards Board (the “FASB”) issued new guidance regarding share-based incentive compensation. The new guidance includes several amendments which affect various aspects of the accounting for share-based incentive compensation transactions, including the income tax consequences, estimation of forfeitures, effect on earnings per share, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this new guidance on January 1, 2017. Since adoption, the new guidance has affected, and the Company expects that in future periods the new guidance will affect, the provision for income taxes for the delivery of stock under share-based incentive compensation arrangements, as well as the effective tax rate in the relevant periods, which could be material to the consolidated statements of operations and the classification of cash flows in the relevant periods. The inclusion of excess tax benefits as an operating activity within the statement of cash flows was adopted on a prospective basis, with prior periods unadjusted. Upon adoption of the new guidance, the Company also recorded deferred tax assets of $4,945, net of a valuation allowance of $12,090, for previously unrecognized excess tax benefits (including tax benefits from dividends or dividend equivalents) on share-based incentive compensation arrangements, with an offsetting adjustment to retained

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

earnings. With respect to forfeiture rates, the Company will continue to estimate the number of awards expected to be forfeited, rather than electing the option to account for forfeitures as they occur. See Note 16.

Revenue from Contracts with Customers—In May 2014, the FASB issued comprehensive new revenue recognition guidance. The guidance requires a company to recognize revenue when it transfers promised services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those services and requires enhanced disclosures. The guidance also changes the accounting for certain contract costs, including whether they may be offset against revenue in the consolidated statements of operations. On July 9, 2015, the FASB approved the deferral of the effective date of the new revenue guidance by one year to annual reporting periods beginning after December 15, 2017. The guidance may be adopted using a full retrospective approach or a modified cumulative effect approach. The Company adopted the revenue recognition guidance upon its effective date of January 1, 2018 using the modified cumulative effect approach.  The Company’s adoption efforts included the identification of revenue within the scope of the guidance and the evaluation of revenue contracts.

The Company evaluated the potential impact of the new guidance including (i) the timing of revenue recognition for Financial Advisory and Asset Management fees and (ii) the presentation of certain contract costs. With respect to revenue recognition, the Company assessed the potential impact of the new guidance on the Company’s recognition of certain M&A and Restructuring Advisory fees (e.g., transaction completion, transaction announcement and retainer fees), including whether the Company’s fulfillment of its performance obligations under M&A and Restructuring Advisory engagement contracts would be deemed to occur over time, or at specific points in time, under the new guidance. Interpretive guidance on this particular topic was issued for comment by the Financial Reporting Executive Committee of the American Institute of Certified Public Accountants and is expected to be finalized during the first quarter of 2018. The Company considered the proposed guidance, and has concluded that M&A and Restructuring Advisory fees would typically be recognized over time as performance occurs, subject to constraints, using an appropriate measure of progress.  In addition, Asset Management fees would typically be recognized over time as performance occurs, subject to constraints, using an appropriate measure of progress.  Therefore, with regard to revenue recognition, it is expected that there will be no material impact to the Company’s financial statements.

With respect to the potential impact of the new guidance on the Company’s presentation of certain contract costs, the Company has concluded that the new guidance will result in the gross basis of presentation of certain contract costs that are currently presented net of certain items in revenues. The most significant changes with respect to presentation relate to (a) certain distribution costs within our Asset Management business and (b) certain reimbursable deal costs within our Financial Advisory business, both of which are currently presented net against revenues and will be presented as expenses on a gross basis under the new guidance. The impact to the Company’s financial statements is prospective and dependent on future activity levels. The Company currently expects that the prospective presentation will result in an increase to net revenue with a corresponding increase to operating expenses, and that there will be no material impact to net income.

Classification of Certain Cash Receipts and Cash Payments—In August and November 2016, the FASB issued updated guidance which clarifies how a company should classify certain cash receipts and cash payments on the statement of cash flows and clarifies that restricted cash should be included in the total of cash and cash equivalents on the statement of cash flows. The new guidance for both updates is effective for annual and interim periods beginning after December 15, 2017 and is to be applied on a retrospective basis. The Company adopted this new guidance on January 1, 2018 and its impact is not expected to be material to the Company’s financial statements.

Clarifying the Definition of a Business—In January 2017, the FASB issued updated guidance to clarify the definition of a business within the context of business combinations.  The updated guidance requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.  This updated guidance is expected to reduce the number of transactions that need to be further evaluated as business combinations.  If further evaluation is

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

necessary, the updated guidance will require that a business set include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output.  The updated guidance will remove the evaluation of whether a market participant could replace missing elements.  The new guidance is effective for annual and interim periods beginning after December 15, 2017 and is to be applied on a prospective basis.  The Company adopted the new guidance on January 1, 2018 and it will be applied to business combinations on a prospective basis.

Compensation—Retirement Benefits—Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost—In March 2016, the FASB issued updated guidance on the presentation of net benefit cost in the statement of operations and the components eligible for capitalization. The new guidance requires that only the service cost component of net periodic pension cost and net periodic postretirement benefit cost be presented with other employee compensation costs in operating expenses, applied on a retrospective basis. The other components of net benefit cost, including amortization of prior service cost, and gains and losses from settlements and curtailments, are to be included in non-operating expenses. The new guidance also stipulates that only the service cost component of net benefit cost is eligible for capitalization, applied on a prospective basis. This new guidance is effective for annual and interim periods beginning after December 15, 2017. The Company adopted the new guidance on January 1, 2018 and no material impact is expected.

Compensation—Stock Compensation: Scope of Modification Accounting—In May 2017, the FASB issued updated guidance on modifications to share-based payment awards. The updated guidance requires entities to account for the effects of a modification to a share-based payment award unless the following are all the same immediately before and after the modification: (i) the fair value of the award, (ii) the vesting conditions of the award, and (iii) the classification of the award as an equity instrument or a liability instrument. This new guidance is effective for annual and interim periods beginning after December 15, 2017 and is to be applied on a prospective basis. The Company adopted the new guidance on January 1, 2018 and no material impact is expected because the Company’s accounting policy is already in compliance with the new guidance.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income— In February 2018, the FASB issued updated guidance on the tax effects of items in AOCI. Specifically, the new guidance will permit, but not require, a reclassification from AOCI to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate under the Tax Cuts and Jobs Act of 2017 (see Note 16). The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate. The new guidance is effective for annual and interim periods beginning after December 15, 2018, with an option to apply it in the period of adoption or on a retrospective basis for each period in which the effect of the change in the U.S. federal corporate income tax rate is recognized. Early adoption of the new guidance is permitted for public business entities for reporting periods for which financial statements have not yet been issued. The Company is currently evaluating the new guidance.

Leases—In February 2016, the FASB issued updated guidance for leases. The guidance requires a lessee to (i) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial condition, (ii) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and (iii) classify all cash payments within operating activities in the statement of cash flows. The new guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The new guidance is to be applied on a modified retrospective basis. The Company is currently evaluating the new guidance.

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

Activity in the allowance for doubtful accounts for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Year Ended December 31,
	2017	2016	2015
Beginning Balance	$16,386	$12,882	$23,540
Bad debt expense, net of recoveries	15,419	10,055	3,125
Charge-offs, foreign currency translation and other adjustments	(8,113)	(6,551)	(13,783)
Ending Balance	$23,692	$16,386	$12,882

Bad debt expense, net of recoveries is included in “investment banking and other advisory fees” on the consolidated statements of operations.

At December 31, 2017 and 2016, the Company had receivables past due or deemed uncollectible of $34,865 and $22,212, respectively.

Of the Company’s fee receivables at December 31, 2017 and 2016, $80,536 and $76,133, respectively, represented interest-bearing financing receivables. In addition, at December 31, 2017 and 2016, the Company had interest-bearing receivables from Lazard Ltd subsidiaries of $72 and $20,365, respectively. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of past due or uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $508,143 and $570,486 at December 31, 2017 and 2016, respectively, approximates fair value.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

5.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at December 31, 2017 and 2016:

	December 31,
	2017	2016
Interest-bearing deposits	$556	$456
Debt	6	-
Equities	45,257	41,017
Funds:
Alternative investments (a)	20,993	32,441
Debt (a)	84,077	74,597
Equity (a)	199,618	188,268
Private equity	76,679	122,421
	381,367	417,727
Equity method	-	222
Total investments	427,186	459,422
Less:
Interest-bearing deposits	556	456
Equity method	-	222
Investments, at fair value	$426,630	$458,744
Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$7,338	$4,482

(a)

Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $11,213, $48,391 and $131,893, respectively, at December 31, 2017 and $13,080, $37,869 and $128,219, respectively, at December 31, 2016, held in order to satisfy the Company’s liability upon vesting of previously granted LFI and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 7 and 14).

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Private equity investments include those owned by Lazard and those consolidated but not owned by Lazard. Private equity investments owned by Lazard are primarily comprised of investments in private equity funds. Such investments primarily include (i) Edgewater Growth Capital Partners III, L.P. (“EGCP III”), a fund primarily making equity and buyout investments in middle market companies, (ii) a fund targeting significant noncontrolling-stake investments in established private companies and (iii) until the second quarter of 2017, a mezzanine fund (the “Mezzanine Fund”), which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies. Lazard sold its interest in the Mezzanine Fund in May 2017. In addition, in 2015, the Company disposed of its private equity business in Australia in a transaction with the management of the disposed business. Revenue of $24,388 relating to the disposal of the business primarily represents the realization of carried interest at fair value and is included in “revenue-other” on the consolidated statements of operations for the year ended December 31, 2015.

Private equity investments consolidated but not owned by Lazard relate to the economic interests that are owned by the management team and other investors in the Edgewater Funds (“Edgewater”).

During the years ended December 31, 2017, 2016 and 2015, the Company reported in “revenue-other” on its consolidated statements of operations net unrealized investment gains and losses pertaining to “trading” securities still held as of the reporting date as follows:

	Year Ended December 31,
	2017	2016	2015
Net unrealized investment gains (losses)	$27,192	$11,816	$(19,784)

6.	FAIR VALUE MEASUREMENTS

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The fair value of the contingent consideration liability is classified as Level 3 and the fair value of the liability is remeasured at each reporting period. The inputs used to derive the fair value of the contingent consideration include the application of probabilities when assessing certain performance thresholds for the relevant periods.  Any change in the fair value is recognized in “amortization and other acquisition-related costs” in the consolidated statement of operations. Our business acquisitions may involve the potential payment of contingent consideration upon the achievement of certain performance thresholds.  The contingent consideration liability is initially recorded at fair value of the contingent payments on the acquisition date and is included in “other liabilities” on the consolidated statements of financial condition. See Note 12.

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

The following tables present, as of December 31, 2017 and 2016, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	December 31, 2017
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$6	$-	$-	$-	$6
Equities	43,665	-	1,592	-	45,257
Funds:
Alternative investments	17,353	-	-	3,640	20,993
Debt	84,071	-	-	6	84,077
Equity	199,565	-	-	53	199,618
Private equity	-	-	-	76,679	76,679
Derivatives	-	3,732	-	-	3,732
Total	$344,660	$3,732	$1,592	$80,378	$430,362
Liabilities:
Securities sold, not yet purchased	$7,338	$-	$-	$-	$7,338
Contingent consideration liability	-	-	4,656	-	4,656
Derivatives	-	198,417	-	-	198,417
Total	$7,338	$198,417	$4,656	$-	$210,411

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

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,508	$14	$1,661	$(1,669)	$78	$1,592
Total Level 3 Assets	$1,508	$14	$1,661	$(1,669)	$78	$1,592

Liabilities:
Contingent consideration liability	$3,364	$1,292	$-	$-	$-	$4,656
Total Level 3 Liabilities	$3,364	$1,292	$-	$-	$-	$4,656

	Year Ended December 31, 2016
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,276	$248	$-	$-	$(16)	$1,508
Total Level 3 Assets	$1,276	$248	$-	$-	$(16)	$1,508

Liabilities:
Contingent consideration liability	$-	$30,481	$2,950	$(30,067)	$-	$3,364
Total Level 3 Liabilities	$-	$30,481	$2,950	$(30,067)	$-	$3,364

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

	Year Ended December 31, 2015
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,315	$14	$-	$-	$(53)	$1,276
Total Level 3 Assets	$1,315	$14	$-	$-	$(53)	$1,276

(a)

Earnings recorded in “other revenue” for investments in equities for the years ended December 31, 2017, 2016 and 2015 include net unrealized gains of $12, $243 and $14, respectively. Earnings recorded in “amortization and other acquisition-related costs” for the contingent consideration liability for the years ended December 31, 2017 and 2016 include unrealized losses of $1,292 and $414, respectively, and, for the year ended December 31, 2016, realized losses of $30,067 due to the change in the fair value of contingent consideration associated with the Edgewater business acquisition.

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the years ended December 31, 2017 and 2016.

Financial Instruments Not Measured at Fair Value—The tables below present the carrying value, fair value and fair value hierarchy category of certain financial instruments as of December 31, 2017 and 2016 that are not measured at fair value in the Company’s consolidated statement of financial condition, and excludes certain financial instruments such as equity method investments.

	December 31, 2017
		Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,470,296	$1,470,296	$1,470,296	$-	$-
Deposits with banks and short-term investments	935,431	935,431	935,431	-	-
Cash deposited with clearing organizations and other segregated cash	35,539	35,539	35,539	-	-
Interest-bearing financing receivables	80,536	82,492	-	-	82,492
Interest-bearing deposits (included within investments)	556	556	556	-	-
Financial Liabilities:
Deposits and other customer payables	$992,338	$992,338	$992,338	$-	$-
Senior debt	1,190,383	1,230,254	-	1,230,254	-

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following tables present, at December 31, 2017 and 2016, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	December 31, 2017
					Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments		% of Fair Value Not Redeemable	% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$2,517	$-		NA	NA	NA	NA	(a)	<30-60 days
Funds of funds	528	-		NA	NA	NA	NA	(b)	<30-90 days
Other	595	-		NA	NA	NA	NA	(c)	<30-60 days
Debt funds	6	-		NA	NA	NA	NA	(d)	30 days
Equity funds	53	-		NA	NA	NA	NA	(e)	<30-90 days
Private equity funds:
Equity growth	76,679	10,300	(f)	100%	16%	38%	46%	NA	NA
Total	$80,378	$10,300

(a)	weekly (3%), monthly (5%) and quarterly (92%)
(b)	monthly (97%) and quarterly (3%)
(c)	daily (6%) and monthly (94%)
(d)	daily (100%)
(e)	daily (18%), monthly (50%) and quarterly (32%)
(f)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $5,902 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Investment Capital Funding Commitments—At December 31, 2017, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $8,613. The investment period for EGCP III ended on October 12, 2016, after which point the Company’s obligation to fund capital contributions for new investments in EGCP III expired.  The Company remains obligated until October 12, 2023 (or any earlier liquidation of EGCP III) to make capital contributions necessary to fund follow-on investments and to pay for fund expenses.

7.	DERIVATIVES

The table below presents the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 14) on the accompanying consolidated statements of financial condition as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Derivative Assets:
Forward foreign currency exchange rate contracts	$3,314	$1,993
Total return swaps and other (a)	418	-
	$3,732	$1,993
Derivative Liabilities:
Forward foreign currency exchange rate contracts	$4,846	$2,792
Total return swaps and other (a)	11,270	9,043
LFI and other similar deferred compensation arrangements	182,301	170,388
	$198,417	$182,223

(a)

For total return swaps, amounts represent the netting of gross derivative assets and liabilities of $469 and $11,321 as of December 31, 2017, respectively, and $357 and $9,400 as of December 31, 2016, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are recorded “net” in “other assets”, with receivables for net cash collateral under such contracts of $17,616 and $16,996 as of December 31, 2017 and 2016, respectively.

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, were as follows:

	Year Ended December 31,
	2017	2016	2015
Forward foreign currency exchange rate contracts	$(9,144)	$(2,253)	$15,773
LFI and other similar deferred compensation arrangements	(23,526)	(3,318)	3,827
Total return swaps and other	(15,709)	(3,022)	4,099
Total	$(48,379)	$(8,593)	$23,699

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

8.	PROPERTY

At December 31, 2017 and 2016, property consisted of the following:

	Estimated
	Depreciable	December 31,
	Life in Years	2017	2016
Buildings	33	$151,912	$132,821
Leasehold improvements	3-20	173,102	175,810
Furniture and equipment	3-10	183,510	172,325
Construction in progress		13,120	14,038
Total		521,644	494,994
Less - Accumulated depreciation and amortization		317,816	285,997
Property		$203,828	$208,997

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at December 31, 2017 and 2016 are presented below:

	December 31,
	2017	2016
Goodwill	$362,760	$352,124
Other intangible assets (net of accumulated amortization)	5,274	6,858
	$368,034	$358,982

At December 31, 2017 and 2016, goodwill of $298,219 and $287,583, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Year Ended December 31,
	2017	2016	2015
Balance, January 1	$352,124	$320,761	$335,402
Business acquisitions	-	33,078	-
Foreign currency translation adjustments	10,636	(1,715)	(14,641)
Balance, December 31	$362,760	$352,124	$320,761

All changes in the carrying amount of goodwill for the years ended December 31, 2017, 2016 and 2015 are attributable to the Company’s Financial Advisory segment.

The Company evaluates goodwill for impairment annually or more frequently if circumstances indicate that impairment may have occurred. Pursuant to the Company’s goodwill impairment review for the years ended December 31, 2017, 2016 and 2015, the Company determined that no impairment existed.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The gross cost and accumulated amortization of other intangible assets as of December 31, 2017 and 2016, by major intangible asset category, are as follows:

	December 31, 2017			December 31, 2016
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/incentive fees	$33,040	$27,927	$5,113	$33,040	$26,543	$6,497
Management fees, customer relationships and non-compete agreements	33,436	33,275	161	33,436	33,075	361
	$66,476	$61,202	$5,274	$66,476	$59,618	$6,858

Amortization expense of intangible assets, included in “amortization and other acquisition-related costs” in the consolidated statements of operations, for the years ended December 31, 2017, 2016 and 2015 was $1,584, $2,057 and $5,821, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2018	$2,277
2019	1,498
2020	1,499
2021	-
Total amortization expense	$5,274

(a)	Approximately 40% of intangible asset amortization is attributable to a noncontrolling interest.

10.	OTHER ASSETS AND OTHER LIABILITIES

The following table sets forth the Company’s other assets, by type, as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Current tax receivables and other taxes	$35,542	$29,012
Prepaid compensation (see Note 14)	60,355	49,650
Other advances and prepayments	56,591	35,659
Other	72,374	67,373
Total	$224,862	$181,694

The following table sets forth the Company’s other liabilities, by type, as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Accrued expenses	$153,687	$123,293
Current income taxes and other taxes	121,283	92,044
Employee benefit-related liabilities	69,201	84,703
Deferred lease incentives	85,028	84,287
Unclaimed funds at LFB	14,962	24,997
Deferred revenue	45,381	35,717
Contingent consideration liability	4,656	3,364
Securities sold, not yet purchased	7,338	4,482
Other	43,556	56,607
Total	$545,092	$509,494

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

11.	SENIOR DEBT

Senior debt is comprised of the following as of December 31, 2017 and 2016:

				Outstanding as of
	Initial		Annual	December 31, 2017			December 31, 2016
	Principal Amount	Maturity Date	Interest Rate(b)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2020 Senior Notes	$500,000	11/14/20	4.25%	$500,000	$2,647	$497,353	$500,000	$3,569	$496,431
Lazard Group 2025 Senior Notes (a)	400,000	2/13/25	3.75%	400,000	3,361	396,639	400,000	3,833	396,167
Lazard Group 2027 Senior Notes (a)	300,000	3/1/27	3.625%	300,000	3,609	296,391	300,000	3,998	296,002
Total				$1,200,000	$9,617	$1,190,383	$1,200,000	$11,400	$1,188,600

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

On September 25, 2015, Lazard Group entered into an Amended and Restated Credit Agreement for a five-year $150,000 senior revolving credit facility with a group of lenders (the “Amended and Restated Credit Agreement”), which expires in September 2020. The Amended and Restated Credit Agreement amended and restated the previous credit agreement dated September 25, 2012. Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. At December 31, 2017 and 2016, no amounts were outstanding under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of December 31, 2017, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Debt maturities relating to senior borrowings outstanding at December 31, 2017 for each of the five years in the period ending December 31, 2022 and thereafter are set forth in the table below.

Year Ending December 31,
2018 - 2019	$-
2020	500,000
2021 - 2022	-
Thereafter	700,000
Total	$1,200,000

The Company’s senior debt at December 31, 2017 and 2016 is carried at historical amounts. See Note 6 for information regarding the fair value and fair value hierarchy category of the Company’s senior debt.

As of December 31, 2017, the Company had approximately $169,000 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement, and unused lines of credit available to LFB of approximately $18,000 (at December 31, 2017 exchange rates).

12.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases office space and equipment under non-cancelable lease agreements, which expire on various dates through 2033.

Operating lease agreements, in addition to base rentals, generally are subject to escalation provisions based on certain costs incurred by the landlord. For the years ended December 31, 2017, 2016 and 2015, aggregate rental expense relating to operating leases amounted to $84,451, $76,640 and $79,523, respectively, and is included in “occupancy and equipment” or “technology and information services” on the consolidated statements of operations, depending on the nature of the underlying asset. The Company also subleases office space under agreements which expire on various dates through 2022. Sublease income from such agreements was $7,659, $7,858 and $9,587 for the years ended December 31, 2017, 2016 and 2015, respectively, which includes sublease income of $1,281 from an affiliate of LMDC Holdings LLC (“LMDC Holdings”) for the year ended December 2015.

Capital lease obligations recorded under sale/leaseback transactions were paid in 2017. Such obligations were collateralized primarily by certain buildings with a net book value of approximately $13,538 at December 31, 2016. The net book value of all assets recorded under capital leases aggregated $13,628 at December 31, 2016.

At December 31, 2017, minimum rental commitments under non-cancelable operating leases, net of sublease income, are approximately as follows:

Year Ending December 31,
2018	$83,646
2019	73,698
2020	69,645
2021	66,917
2022	56,085
Thereafter	442,438
Total minimum lease payments	792,429
Less sublease proceeds	36,141
Net lease payments	$756,288

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At December 31, 2017, LFB had $2,995 of such indemnifications and held $2,995 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the consolidated statement of financial condition.

Business Acquisitions—For a business acquired in 2016, the remaining consideration consists of (i) previously paid one-time cash payment and 60,817 shares of Class A common stock subject to non-compete provisions and (ii) up to 210,431 additional shares of Class A common stock that are subject to certain performance thresholds. As of December 31, 2017, none of the contingent shares had been earned.

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, each of LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At December 31, 2017, LFB and LFNY had no such underwriting commitments.

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

During the years ended December 31, 2017, 2016 and 2015, Lazard Group distributed $346,072, $301,262 and $129,787, respectively, to the subsidiaries of Lazard Ltd.

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

Share Repurchase Program—During the year ended December 31, 2017 and since 2014, the Board of Directors of Lazard authorized the repurchase of Class A common stock as set forth in the table below.

Date	Repurchase Authorization	Expiration
April 2014	$200,000	December 31, 2015
February 2015	$150,000	December 31, 2016
January 2016	$200,000	December 31, 2017
April 2016	$113,182	December 31, 2017
November 2016	$236,000	December 31, 2018
October 2017	$200,000	December 31, 2019

The Company expects that the share repurchase program will primarily be used to offset a portion of the shares that have been or will be issued under the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”). Pursuant to the share repurchase program, purchases have been made in the open market or through privately negotiated transactions. The rate at which the Company purchases shares in connection with the share repurchase program may vary from period to period due to a variety of factors. Purchases with respect to such program are set forth in the table below:

Years Ended December 31:	Number of Shares Purchased	Average Price Per Share
2015	3,438,789	$50.24
2016	8,551,271	$35.11
2017	6,956,097	$44.10

There were 9,907,479 and 6,697,790 shares of Class A common stock held by Lazard Group at December 31, 2017 and 2016, respectively. Such shares of Class A common stock are reported, at cost, as a reduction of members’ equity within the accompanying consolidated statements of financial condition.

During 2017, 2016 and 2015, certain of our executive officers received Lazard Ltd Class A common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of Lazard Ltd Class A common stock from the executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the years ended December 31, 2017 and 2016, the Company purchased shares of Lazard Ltd Class A common stock from an executive officer. The aggregate value of all such purchases in 2017, 2016 and 2015 was approximately $14,700, $4,900 and $17,700, respectively.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

During the years ended December 31, 2017 and 2015, Lazard Group purchased 91,333 and 896,169 shares, respectively, of Lazard Ltd Class A common stock from subsidiaries of Lazard Ltd for $4,130 and $45,081, respectively. There were no such purchases during the year ended December 31, 2016.

As of December 31, 2017, a total of $248,384 of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, $48,384 of which will expire on December 31, 2018 and $200,000 of which will expire on December 31, 2019.

During the year ended December 31, 2017, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

Accumulated Other Comprehensive Income (Loss), Net of Tax—The tables below reflect the balances of each component of AOCI at December 31, 2017, 2016 and 2015 and activity during the years then ended:

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2017	$(109,306)	$(161,471)	$(270,777)	$(2)	$(270,775)
Activity January 1 to December 31, 2017:
Other comprehensive income before reclassifications	65,516	2,054	67,570	2	67,568
Adjustments for items reclassified to earnings, net of tax	-	7,951	7,951	-	7,951
Net other comprehensive income	65,516	10,005	75,521	2	75,519
Balance, December 31, 2017	$(43,790)	$(151,466)	$(195,256)	$-	$(195,256)

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2016	$(52,687)	$(137,073)	$(189,760)	$(2)	$(189,758)
Activity January 1 to December 31, 2016:
Other comprehensive loss before reclassifications	(56,619)	(26,924)	(83,543)	-	(83,543)
Adjustments for items reclassified to earnings, net of tax	-	2,526	2,526	-	2,526
Net other comprehensive loss	(56,619)	(24,398)	(81,017)	-	(81,017)
Balance, December 31, 2016	$(109,306)	$(161,471)	$(270,777)	$(2)	$(270,775)

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2015	$(8,625)	$(154,665)	$(163,290)	$(2)	$(163,288)
Activity January 1 to December 31, 2015:
Other comprehensive income (loss) before reclassifications	(44,062)	11,283	(32,779)	-	(32,779)
Adjustments for items reclassified to earnings, net of tax	-	6,309	6,309	-	6,309
Net other comprehensive income (loss)	(44,062)	17,592	(26,470)	-	(26,470)
Balance, December 31, 2015	$(52,687)	$(137,073)	$(189,760)	$(2)	$(189,758)

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Amortization relating to employee benefit plans (a)	$10,171	$4,283	$7,816
Less - related income taxes	2,220	1,757	1,507
Total reclassifications, net of tax	$7,951	$2,526	$6,309

(a)	Included in the computation of net periodic benefit cost (see Note 15). Such amounts are included in “compensation and benefits” expense on the consolidated statements of operations.

Noncontrolling Interests—Noncontrolling interests principally represent interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own.

The tables below summarize net income attributable to noncontrolling interests for the years ended December 31, 2017, 2016 and 2015 and noncontrolling interests as of December 31, 2017 and 2016, in the Company’s consolidated financial statements:

	Net Income Attributable to Noncontrolling Interests Year Ended December 31,
	2017	2016	2015
Edgewater	$6,259	$5,992	$6,557
Other	4	1	2
Total	$6,263	$5,993	$6,559

	Noncontrolling Interests as of December 31,
	2017	2016
Edgewater	$58,568	$57,238
Other	14	8
Total	$58,582	$57,246

14.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2008 Plan and 2005 Equity Incentive Plan (the “2005 Plan”) and activity with respect thereto during the years ended December 31, 2017, 2016 and 2015 is presented below.

Shares Available Under the 2008 Plan and 2005 Plan

The 2008 Plan authorizes the issuance of shares of Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”) and other share-based awards. Under the 2008 Plan, the maximum number of shares available is based on a formula that limits the aggregate number of shares that may, at any time, be subject to awards that are considered “outstanding” under the 2008 Plan to 30% of the then-outstanding shares of Class A common stock. The 2008 Plan will expire in May 2018, although unvested awards granted under the 2008 Plan before it expires will remain outstanding and continue to be subject to its terms.

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

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs and restricted stock awards) and “professional services” expense (with respect to deferred stock units (“DSUs”)) within the Company’s accompanying consolidated statements of operations:

	Year Ended December 31,
	2017	2016	2015
Share-based incentive awards:
RSUs	$190,821	$171,188	$166,395
PRSUs	40,767	43,018	36,529
Restricted Stock	39,369	45,536	22,342
DSUs	1,004	860	729
Total	$271,961	$260,602	$225,995

The ultimate amount of compensation and benefits expense relating to share-based awards is dependent upon the actual number of shares of Class A common stock that vest. The Company periodically assesses the forfeiture rates used for such estimates, including as a result of any applicable performance conditions. A change in estimated forfeiture rates or performance results in a cumulative adjustment to compensation and benefits expense and also would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described below.

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

RSUs generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any dividends paid on Class A common stock during such period. During the years ended December 31, 2017, 2016 and 2015, dividend participation rights required the issuance of 985,584, 1,085,354 and 693,714 RSUs, respectively.

Non-executive members of the Board of Directors of Lazard Group, who are the same Non-Executive Directors of Lazard Ltd (“Non-Executive Directors”), receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 31,280, 38,771 and 23,961 DSUs granted during the years ended December 31, 2017, 2016 and 2015, respectively. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of Class A common stock at the time of cessation of service to the Board of Directors. DSUs include a cash dividend participation right equivalent to dividends paid on Class A common stock.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The Company’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date immediately preceding the date of the grant. During the years ended December 31, 2017, 2016 and 2015, 13,882,  10,043 and 2,482 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs during the three-year period ended December 31, 2017:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2015	13,529,116	$35.19	286,227	$34.21
Granted (including 693,714 RSUs relating to dividend participation)	4,296,386	$48.57	26,443	$55.11
Forfeited	(469,776)	$43.54	-	-
Vested	(7,756,068)	$31.12	-	-
Balance, December 31, 2015	9,599,658	$44.06	312,670	$35.98
Granted (including 1,085,354 RSUs relating to dividend participation)	6,878,306	$34.86	48,814	$35.23
Forfeited	(239,432)	$39.53	-	-
Vested	(4,540,394)	$39.16	(84,759)	$35.30
Balance, December 31, 2016	11,698,138	$40.65	276,725	$36.05
Granted (including 985,584 RSUs relating to dividend participation)	5,437,591	$43.03	45,162	$44.46
Forfeited	(217,720)	$40.20	-	-
Vested	(3,998,163)	$45.26	(43,465)	$35.77
Balance, December 31, 2017	12,919,846	$40.23	278,422	$37.46

In connection with RSUs that vested during the years ended December 31, 2017, 2016 and 2015, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,290,601, 1,421,396 and 2,249,935 shares of Class A common stock during such respective years. Accordingly, 2,707,562, 3,118,998 and 5,506,133 shares of Class A common stock held by the Company were delivered during the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, estimated unrecognized RSU compensation expense was approximately $139,793, with such expense expected to be recognized over a weighted average period of approximately 0.8 years subsequent to December 31, 2017.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the three-year period ended December 31, 2017:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2015	729,827	$38.63
Granted	576,886	$50.88
Forfeited	(45,851)	$50.17
Vested	(547,124)	$39.50
Balance, December 31, 2015	713,738	$47.12
Granted	1,795,258	$36.76
Forfeited	(34,051)	$40.48
Vested	(819,872)	$37.16
Balance, December 31, 2016	1,655,073	$40.95
Granted	841,355	$42.58
Forfeited	(66,592)	$40.80
Vested	(491,676)	$45.35
Balance, December 31, 2017	1,938,160	$40.54

In connection with shares of restricted Class A common stock that vested during the years ended December 31, 2017, 2016 and 2015, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 150,470, 141,026 and 108,833 shares of Class A common stock during such respective years. Accordingly, 341,206, 678,846 and 438,291 shares of Class A common stock held by the Company were delivered during the years ended December 31, 2017, 2016 and 2015, respectively.

The restricted stock awards include a cash dividend participation right equivalent to dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At December 31, 2017, estimated unrecognized restricted stock expense was approximately $27,181, with such expense to be recognized over a weighted average period of approximately 0.8 years subsequent to December 31, 2017.

PRSUs

PRSUs are RSUs that are subject to both performance-based and service-based vesting conditions. The number of shares of Class A common stock that a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics that relate to Lazard Ltd’s performance over a three-year period. The target number of shares of Class A common stock subject to each PRSU is one; however, based on the achievement of the performance criteria, the number of shares of Class A common stock that may be received in connection with each PRSU generally can range from zero to two times the target number. PRSUs will vest on a single date approximately three years following the date of the grant, provided the applicable service and performance conditions are satisfied. In addition, the performance metrics applicable to each PRSU will be evaluated on an annual basis at the end of each fiscal year during the performance period and, if Lazard Ltd has achieved a threshold level of performance with respect to the fiscal year, 25% of the target number of shares of Class A common stock subject to each PRSU will no longer be at risk of forfeiture based on the achievement of performance criteria. PRSUs include dividend participation rights that provide that during vesting periods the target number of PRSUs (or, following the relevant performance period, the actual number of shares of Class A common stock that are no longer subject to performance conditions) receive dividend equivalents at the same rate that dividends are paid on Class A common stock during such periods. These dividend equivalents are credited as RSUs that are not subject to the performance-based vesting criteria but are otherwise subject to the same restrictions as the underlying PRSUs to which they relate.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following is a summary of activity relating to PRSUs during the three-year period ended December 31, 2017:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2015	1,347,148	$37.79
Granted (a)	368,389	$52.85
Vested	(696,499)	$35.96
Balance, December 31, 2015	1,019,038	$44.49
Granted (a)	627,956	$32.91
Performance units earned (b)	360,783	$41.20
Vested	(417,021)	$38.43
Balance, December 31, 2016	1,590,756	$40.76
Granted (a)	458,113	$43.76
Performance units earned (b)	368,389	$47.74
Vested	(825,565)	$42.27
Balance, December 31, 2017	1,591,693	$42.46

(a)	Represents PRSU awards granted during the relevant year at the target payout level.
(b)	Represents shares of Class A common stock earned during the fiscal year under the performance criteria of previously-granted PRSU awards in excess of the target payout level of such awards.

In connection with certain PRSUs that vested or were settled during the years ended December 31, 2017, 2016 and 2015, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 127,530, 64,169 and 32,086 shares of Class A common stock during such respective years. Accordingly, 698,035, 352,852 and 664,413 shares of Class A common stock held by the Company were delivered during the years ended December 31, 2017, 2016 and 2015, respectively.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of December 31, 2017, the total estimated unrecognized compensation expense was approximately $9,174, and the Company expects to amortize such expense over a weighted-average period of approximately 0.7 years subsequent to December 31, 2017.

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the years ended December 31, 2017 and 2016:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2017	$49,650	$170,388
Granted	77,580	77,580
Settled	-	(96,025)
Forfeited	(992)	(1,819)
Amortization	(67,575)	-
Change in fair value related to:
Increase in fair value of underlying investments	-	23,526
Adjustment for estimated forfeitures	-	6,634
Other	1,692	2,017
Balance, December 31, 2017	$60,355	$182,301

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2016	$75,703	$193,574
Granted	52,121	52,121
Settled	-	(77,457)
Forfeited	(2,942)	(5,380)
Amortization	(73,340)	-
Change in fair value related to:
Increase in fair value of underlying investments	-	3,318
Adjustment for estimated forfeitures	-	4,671
Other	(1,892)	(459)
Balance, December 31, 2016	$49,650	$170,388

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 0.9 years subsequent to December 31, 2017.

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015:

	Year Ended Ended December 31,
	2017	2016	2015
Amortization, net of forfeitures	$73,382	$75,573	$85,563
Change in the fair value of underlying investments	23,526	3,318	(3,827)
Total	$96,908	$78,891	$81,736

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Incentive Awards Granted In February 2018

In February 2018, the Company granted approximately $349,000 of deferred incentive compensation awards (including PRSUs valued at the target payout level) to eligible employees. These grants included: RSUs or shares of restricted Class A common stock; deferred incentive compensation awards that allow eligible employees the choice of receiving a portion of their award in a combination of (i) LFI and (ii) additional RSUs or shares of restricted Class A common stock; deferred cash awards; and a portion of fund managers’ year-end incentive compensation that is reinvested in certain asset management funds.

The RSUs, restricted Class A common stock and LFI granted each provide for one-third vesting on or around March 2, 2020 and the remaining two-thirds vesting on or around March 1, 2021. The PRSUs granted provide for vesting on or around March 1, 2021, provided that the applicable service and performance conditions are satisfied, and will convert into Class A common stock within a range equal to zero to two times the target number of shares of Class A common stock subject to the awards. Compensation expense with respect to such incentive awards will generally be recognized over the vesting period, with such compensation expense to be recognized over a weighted average period of approximately 2.7 years.

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

Medical Plan—The medical plan was previously amended such that effective January 1, 2005 the plan limited post-retirement medical coverage to then former and current employees of the Company that were hired prior to January 1, 2005 and attained the age of 55 on or prior to December 31, 2005, and their dependents. Effective December 31, 2016, the Company ceased offering the medical plan.

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

The Company does not expect to make a contribution to the U.S. pension plan during the year ending December 31, 2018. The Company expects to contribute approximately $21,000 to the other non-U.S. pension plans during the year ending December 31, 2018.

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

	Pension Plans		Medical Plan
	2017	2016	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$718,821	$694,187	$-	$4,750
Service cost	1,413	1,235		11
Interest cost	16,240	19,871		167
Actuarial (gain) loss	2,702	135,164		(1,639)
Benefits paid	(44,589)	(31,904)		(3,289)
Foreign currency translation and other adjustments	69,244	(99,732)
Benefit obligation at end of year	763,831	718,821	-	-
Change in plan assets
Fair value of plan assets at beginning of year	646,119	656,084
Actual return on plan assets	43,624	119,287
Employer contributions	16,844	11,343		3,289
Benefits paid	(42,022)	(29,384)		(3,289)
Foreign currency translation and other adjustments	63,716	(111,211)
Fair value of plan assets at end of year	728,281	646,119	-	-
Funded (deficit) at end of year	$(35,550)	$(72,702)	$-	$-
Amounts recognized in the consolidated statements of financial condition at December 31, 2017 and 2016 consist of:
Prepaid pension asset (included in “other assets”)	$16,189	$822	$-	$-
Accrued benefit liability (included in “other liabilities”)	(51,739)	(73,524)	-	-
Net amount recognized	$(35,550)	$(72,702)	$-	$-
Amounts recognized in AOCI (excluding tax benefits of $32,669 and $31,414 at December 31, 2017 and 2016, respectively) consist of:
Actuarial net loss (gain)	$184,135	$192,855	$-	$-
Prior service cost	-	30	-	-
Net amount recognized	$184,135	$192,885	$-	$-

The following table summarizes the fair value of plan assets, the accumulated benefit obligation and the projected benefit obligation at December 31, 2017 and 2016:

	U.S. Pension Plans		Non-U.S. Pension Plans		Total
	As Of December 31,		As Of December 31,		As Of December 31,
	2017	2016	2017	2016	2017	2016
Fair value of plan assets	$24,644	$22,161	$703,637	$623,958	$728,281	$646,119
Accumulated benefit obligation	$35,376	$33,868	$728,455	$684,953	$763,831	$718,821
Projected benefit obligation	$35,376	$33,868	$728,455	$684,953	$763,831	$718,821

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following table summarizes the components of net periodic benefit cost (credit), the return on the Company’s post-retirement plan assets, benefits paid, contributions and other amounts recognized in AOCI for the years ended December 31, 2017, 2016 and 2015:

	Pension Plans			Medical Plan
	For The Year Ended			For The Year Ended
	December 31,			December 31,
	2017	2016	2015	2017	2016	2015
Components of Net Periodic Benefit Cost (Credit):
Service cost	$1,413	$1,235	$1,530	$-	$11	$27
Interest cost	16,240	19,871	24,600		167	179
Expected return on plan assets	(25,300)	(27,337)	(28,301)
Amortization of:
Prior service cost	30	2,369	2,376
Net actuarial loss (gain)	10,141	3,888	5,440		(185)
Settlement loss (gain)	807				(1,788)
Net periodic benefit cost (credit)	$3,331	$26	$5,645	$-	$(1,795)	$206

Actual return on plan assets	$43,624	$119,287	$9,873	$-	$-	$-
Employer contributions	$16,844	$11,343	$39,301	$-	$3,289	$276
Benefits paid	$42,022	$29,384	$32,321	$-	$3,289	$276

Other changes in plan assets and benefit

   obligations recognized in AOCI (excluding

   tax expense (benefit) of $(1,255), $(998),

   and $7,151 during the years ended

   December 31, 2017, 2016 and 2015,

   respectively):

Net actuarial (gain) loss	$(17,357)	$51,626	$(4,650)	$-	$(1,638)	$(695)
Reclassification of prior service (cost) credit to earnings	(30)	(2,369)	(2,376)
Reclassification of actuarial gain (loss) to earnings	(10,141)	(3,888)	(5,440)	-	1,973
Currency translation and other adjustments	18,778	(20,309)	(11,582)
Total recognized in AOCI	$(8,750)	$25,060	$(24,048)	$-	$335	$(695)
Net amount recognized in total periodic benefit cost and AOCI	$(5,419)	$25,086	$(18,403)	$-	$(1,460)	$(489)

The amounts in AOCI on the consolidated statement of financial condition as of December 31, 2017 that are expected to be recognized as components of net periodic benefit cost (credit) for the year ending December 31, 2018 are as follows:

Pension Plans
Net actuarial loss	$5,072

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The assumptions used to develop actuarial present value of the projected benefit obligation and net periodic pension cost as of or for the years ended December 31, 2017, 2016 and 2015 are set forth below:

	Pension Plans			Medical Plan
	December 31,			December 31,
	2017	2016	2015	2017	2016	2015
Weighted average assumptions used to determine benefit obligations:
Discount rate	2.3%	2.5%	3.5%	-	-	3.9%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	2.2%	1.9%	2.6%	-	3.9%	3.7%
Expected long-term rate of return on plan assets	3.8%	4.6%	4.3%	-	-	-
Healthcare cost trend rates used to determine net periodic benefit cost:
Initial				-	6.5%	7.0%
Ultimate				-	5.0%	5.0%
Year ultimate trend rate achieved				-	2019	2019

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

Pension
Plans
2018	$24,631
2019	25,347
2020	25,351
2021	26,981
2022	29,287
2023-2027	153,490

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Plan Assets—The following tables present the categorization of our pension plans’ assets as of December 31, 2017 and 2016, measured at fair value, into a fair value hierarchy and investments measured at NAV or its equivalent as a practical expedient in accordance with fair value measurement disclosure requirements:

	As of December 31, 2017
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Cash	$11,544	$-	$-	$-	$11,544
Debt	73,728	-	-	-	73,728
Equities	36,854	-	-	-	36,854
Funds:
Alternative investments	-	-	-	25,938	25,938
Debt	11,002	-	-	363,915	374,917
Equity	192,875	3,746	-	8,015	204,636
Derivative	-	664	-	-	664
Total	$326,003	$4,410	$-	$397,868	$728,281

	As of December 31, 2016
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Cash	$23,341	$-	$-	$-	$23,341
Debt	63,431	-	-	-	63,431
Equities	29,287	-	-	-	29,287
Funds:
Alternative investments	1,216	-	-	23,062	24,278
Debt	10,494	-	-	320,560	331,054
Equity	167,981	-	-	6,129	174,110
Derivative	-	618	-	-	618
Total	$295,750	$618	$-	$349,751	$646,119

(a)

Represents certain investments measured at NAV or its equivalent as a practical expedient in determining fair value. In accordance with current accounting guidance, these investments have not been classified in the fair value hierarchy.

Included in equity funds are $102,455 and $97,933 as of December 31, 2017 and 2016, respectively, that are invested in funds managed by LAM.

Consistent with the plans’ investment strategies, at December 31, 2017 and 2016, the Company’s U.S. pension plan had 55% and 53%, respectively, of the plans’ assets invested in equity funds in Level 1 and measured at NAV or its equivalent as a practical expedient and 45% and 47%, respectively, invested in Level 1 debt funds. The Company’s non-U.S. pension plans at December 31, 2017 and 2016 had 32% and 31%, respectively, of the plans’ assets invested in equities and equity funds that are primarily Level 1 assets; 62% and 62%, respectively, of the plans’ assets invested in debt and debt funds that are Level 1 assets and measured at NAV or its equivalent as a practical expedient, and 6% and 7%, respectively, of the plans’ assets invested in cash, which is a Level 1 asset, or in alternative investment funds that are primarily measured at NAV.

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

Defined Contribution Plans—Pursuant to certain matching contributions, the Company contributes to employer sponsored defined contribution plans. Such contributions amounted to $15,064, $14,454 and $12,493 for the years ended December 31, 2017, 2016 and 2015, respectively, which are included in “compensation and benefits” expense on the consolidated statements of operations.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act significantly revises the U.S. corporate income tax system by, among other changes, lowering the corporate income tax rate from 35% to 21%, implementing a partial territorial tax system and imposing a one-time repatriation tax on the deemed repatriated earnings of foreign subsidiaries. The Tax Act also includes several provisions that may limit the benefit of the tax rate reduction, such as restricting the deductibility of interest expense and other corporate business expenses. The Tax Act further includes anti-base erosion provisions such as the base erosion and anti-abuse tax and tax on global intangible low-taxed income.

As a result of the reduction of the U.S. federal corporate tax rate to 21%, the Company was required to remeasure its deferred tax assets and liabilities at the new federal income tax rate of 21% based on the balances that existed on the date of the enactment of the Tax Act. The impact of this remeasurement was immaterial to the Company.

The Tax Act also requires companies to pay a one-time repatriation tax on previously unremitted earnings of certain non-U.S. corporate subsidiaries. Most of the Company’s operations outside the U.S. are conducted in “pass-through” entities for U.S. income tax purposes, and, as a result, the deemed repatriation transition tax does not apply to these pass-through entities or their earnings. The Company instead provides for U.S. income taxes on a current basis for the relevant portion of those earnings. The Company also conducts operations outside the U.S. through foreign corporate subsidiaries. The impact of the one-time repatriation tax was immaterial to the Company.

In accordance with the guidance provided by Staff Accounting Bulletin No. 118, the Company has recognized the provisional tax impact related to the one-time deemed repatriation tax on certain foreign earnings and the remeasurement of our deferred tax assets. The impact of the Tax Act on the Company may differ from these provisional estimates, due to, among other items, the issuance of additional regulatory guidance, our interpretations of the provisions of the Tax Act, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries and the filing of our tax returns. We will recognize any changes to the provisional amounts as we refine our estimates and expect to complete our analysis of the provisional items during the second half of 2018.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

On January 1, 2017, the Company adopted new accounting guidance on share-based incentive compensation. As a result of the adoption of this new guidance, the Company recognized excess tax benefits of approximately $2,000 from the vesting of share-based incentive compensation in the provision for income taxes in the consolidated statements of operations for the year ended December 31, 2017. The Company also recorded deferred tax assets of $4,945, net of a valuation allowance of $12,090, as of January 1, 2017, for previously unrecognized excess tax benefits (including tax benefits from dividends or dividend equivalents) on share-based incentive compensation, with an offsetting adjustment to retained earnings. See Note 3 for further information on the adoption of this new guidance.

The components of the Company’s provision (benefit) for income taxes for the years ended December 31, 2017, 2016 and 2015, and a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rates for such years, are shown below.

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$774	$(2,066)	$3,917
Foreign	62,666	52,644	75,718
State and local (primarily UBT)	2,038	4,320	4,811
Total current	65,478	54,898	84,446
Deferred:
Federal	1,045	(2,902)	(124)
Foreign	12,961	1,407	(3,960)
State and local	2,379	(3,730)	1,186
Total deferred	16,385	(5,225)	(2,898)
Total	$81,863	$49,673	$81,548

	Year Ended December 31,
	2017	2016	2015
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Rate benefit for U.S. Partnership operations	(35.0)	(35.0)	(35.0)
Foreign taxes	11.9	10.4	13.5
State and local taxes	0.7	0.1	1.1
Other, net	0.3	(1.0)	0.8
Effective income tax rate	12.9%	9.5%	15.4%

See Note 19 regarding “operating income (loss)” by geographic region.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
Deferred Tax Assets:
Basis adjustments (a)	$8,184	$18,755
Compensation and benefits	74,531	78,524
Net operating loss and tax credit carryforwards	40,685	31,870
Depreciation and amortization	1,525	848
Other	8,060	8,093
Gross deferred tax assets	132,985	138,090
Valuation allowance	(54,487)	(55,194)
Deferred tax assets (net of valuation allowance)	78,498	82,896
Deferred Tax Liabilities:
Depreciation and amortization	1,666	1,599
Compensation and benefits	23,049	5,446
Goodwill	388	340
Other	15,944	24,369
Deferred tax liabilities	41,047	31,754
Net deferred tax assets	$37,451	$51,142

(a)	The basis adjustments recorded as of December 31, 2017 and 2016 are primarily the result of additional basis from acquisitions of interests.

The historical profitability of each tax paying entity is an important factor in determining whether to record a valuation allowance and when to release any such allowance. Certain of our tax-paying entities have individually experienced losses on a cumulative three year basis. In addition, one of our tax paying entities has recorded a valuation allowance on substantially all of its deferred tax assets due to the combined effect of operating losses in certain subsidiaries of that entity as well as foreign taxes that together substantially offset any U.S. tax liability. Taking into account all available information, we cannot determine that it is more likely than not that deferred tax assets held by these entities will be realized. Consequently, we have recorded valuation allowances on $54,487 and $55,194 of deferred tax assets held by these entities as of December 31, 2017 and 2016, respectively.

Changes in the deferred tax assets valuation allowance for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Year Ended December 31,
	2017	2016	2015
Beginning Balance	$55,194	$89,100	$101,531
Credited to provision for income taxes	(15,998)	(30,185)	(12,016)
Charged (credited) to other comprehensive income (a)	15,291	(3,721)	(415)
Ending Balance	$54,487	$55,194	$89,100

(a)

In accordance with the new accounting guidance described above, 2017 includes recognition of previously unrecognized excess tax benefits offset by a valuation allowance of $12,090 recorded to retained earnings. 2016 includes acquisition-related deferred tax assets offset by a valuation allowance in the amount of $2,218.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The Company had net operating loss and tax credit carryforwards for which related deferred tax assets of $40,685 were recorded at December 31, 2017 primarily relating to:

(i)	indefinite-lived carryforwards (subject to various limitations) of approximately $26,000 in Australia, Germany, Hong Kong, Saudi Arabia, Singapore and Spain; and
(ii)	certain carryforwards of approximately $7,000 in the U.S., which begin expiring in 2023.

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

A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
Balance, January 1 (excluding interest and penalties of $15,392, $13,083 and $13,004, respectively)	$47,901	$46,822	$42,904
Increases in gross unrecognized tax benefits relating to tax positions taken during:
Prior years	1,598	5,891	-
Current year	12,608	11,194	12,456
Decreases in gross unrecognized tax benefits relating to:
Tax positions taken during prior years	(2,961)	(5,316)	(621)
Settlements with tax authorities	-	(1,706)	-
Lapse of the applicable statute of limitations	(11,720)	(8,984)	(7,917)
Balance, December 31 (excluding interest and penalties of $15,136, $15,392 and $13,083, respectively)	$47,426	$47,901	$46,822

Additional information with respect to unrecognized tax benefits is as follows:

	Year Ended December 31,
	2017	2016	2015
Unrecognized tax benefits at the end of the year that, if recognized, would favorably affect the effective tax rate (includes interest and penalties of $15,136, $15,392 and $13,083, respectively)	$52,007	$53,347	$44,327
Unrecognized tax benefits that, if recognized, would not affect the effective tax rate	$10,555	$9,946	$15,578
Interest and penalties recognized in current income tax expense (after giving effect to the reversal of interest and penalties of $6,185, $3,143 and $3,865, respectively)	$(256)	$2,309	$79

The Company anticipates that it is reasonably possible that approximately $13,000 of unrecognized tax benefits, including interest and penalties recorded at December 31, 2017, may be recognized within 12 months as a result of the lapse of the statute of limitations in various tax jurisdictions.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

17.	RELATED PARTIES

Receivable from and Payable to Lazard Ltd Subsidiaries

Lazard Group’s receivables from subsidiaries of Lazard Ltd at December 31, 2017 and 2016 included interest-bearing loans of $72 and $20,365, respectively, including accrued interest thereon. Interest income relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $165, $250 and $373 for the years ended December 31, 2017, 2016, and 2015, respectively.

Lazard Group’s payables to subsidiaries of Lazard Ltd at December 31, 2017 and 2016 included interest-bearing loans, including interest thereon, of $64,203 and $60,500, respectively.  In the fourth quarter of 2015, Lazard Group received a capital contribution of $30,000 from a subsidiary of Lazard Ltd in a non-cash transaction through the reduction of an interest-bearing loan. The effect of this transaction is excluded from financing activities on the consolidated statement of cash flows for the year ended December 31, 2015.  Interest expense relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $3,835, $3,503 and $3,917 for the years ended December 31, 2017, 2016 and 2015, respectively.

Sponsored Funds

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Investment advisory fees relating to such services were $649,089, $516,667 and $534,752 for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in “asset management fees” on the consolidated statements of operations. Of such amounts, $69,107 and $49,944 remained as receivables at December 31, 2017 and 2016, respectively, and are included in “fees receivable” on the consolidated statements of financial condition.

Other

See Note 13 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers and subsidiaries of Lazard Ltd.

18.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At December 31, 2017, LFNY’s regulatory net capital was $156,289, which exceeded the minimum requirement by $151,311. LFNY’s aggregate indebtedness to net capital ratio was 0.48:1 as of December 31, 2017.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At December 31, 2017, the aggregate regulatory net capital of the U.K. Subsidiaries was $192,717, which exceeded the minimum requirement by $173,756.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB.  LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management), and other clients, and asset-liability management.  The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

December 31, 2017, the consolidated regulatory net capital of CFLF was $140,353, which exceeded the minimum requirement set for regulatory capital levels by $85,904. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At December 31, 2017, the regulatory net capital of the combined European regulated group was $170,933, which exceeded the minimum requirement set for regulatory capital levels by $68,025. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At December 31, 2017, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $162,440, which exceeded the minimum required capital by $134,275.

At December 31, 2017, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the years ended December 31, 2017, 2016 and 2015 is prepared using the following methodology:

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

For the years ended December 31, 2017, 2016 and 2015, no individual client constituted more than 10% of the net revenue of any of the Company’s business segments.

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		As Of Or For The Year Ended December 31,
		2017	2016	2015
Financial Advisory	Net Revenue	$1,386,688	$1,301,044	$1,279,628
	Operating Expenses (a)	1,130,186	1,011,495	1,005,837
	Operating Income	$256,502	$289,549	$273,791
	Total Assets	$817,185	$883,384	$763,374
Asset Management	Net Revenue	$1,255,820	$1,051,316	$1,111,105
	Operating Expenses (a)	810,870	769,737	736,798
	Operating Income	$444,950	$281,579	$374,307
	Total Assets	$756,398	$645,653	$640,034
Corporate	Net Revenue	$(2,911)	$(22,489)	$(40,457)
	Operating Expenses (a)	64,788	26,646	76,796
	Operating Loss	$(67,699)	$(49,135)	$(117,253)
	Total Assets	$2,726,990	$1,986,947	$1,985,646
Total	Net Revenue	$2,639,597	$2,329,871	$2,350,276
	Operating Expenses (a)	2,005,844	1,807,878	1,819,431
	Operating Income	$633,753	$521,993	$530,845
	Total Assets	$4,300,573	$3,515,984	$3,389,054

(a)	Operating expenses include depreciation and amortization of property as set forth in table below.

	Year Ended December 31,
	2017	2016	2015
Financial Advisory	$6,589	$5,665	$4,412
Asset Management	2,830	3,666	2,957
Corporate	22,072	23,937	25,416
Total	$31,491	$33,268	$32,785

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

	As Of Or For The Year Ended December 31,
	2017	2016	2015
Net Revenue:
Americas	$1,553,356	$1,395,785	$1,319,566
EMEA	903,525	795,932	813,136
Asia Pacific	182,716	138,154	217,574
Total	$2,639,597	$2,329,871	$2,350,276
Operating Income:
Americas	$404,351	$340,419	$287,927
EMEA	193,781	168,745	163,612
Asia Pacific	35,621	12,829	79,306
Total	$633,753	$521,993	$530,845
Identifiable Assets:
Americas	$1,972,308	$1,974,743	$1,723,130
EMEA	2,039,385	1,286,149	1,405,555
Asia Pacific	288,880	255,092	260,369
Total	$4,300,573	$3,515,984	$3,389,054

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY RESULTS (UNAUDITED)

The following represents the Company’s unaudited quarterly results for the years ended December 31, 2017 and 2016. These quarterly results were prepared in conformity with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	2017 Fiscal Quarter
	First	Second	Third	Fourth	Year
	(dollars in thousands)
Net revenue	$622,477	$716,026	$623,771	$677,323	$2,639,597
Operating expenses	469,465	540,780	478,577	517,022	2,005,844
Operating income	$153,012	$175,246	$145,194	$160,301	$633,753
Net income	$131,017	$142,806	$117,827	$160,240	$551,890
Less - net income attributable to noncontrolling interests	2,877	522	2,261	603	6,263
Net income attributable to Lazard Group	$128,140	$142,284	$115,566	$159,637	$545,627

	2016 Fiscal Quarter
	First	Second	Third	Fourth	Year
	(dollars in thousands)
Net revenue	$497,604	$533,711	$607,877	$690,679	$2,329,871
Operating expenses	399,557	420,377	458,244	529,700	1,807,878
Operating income	$98,047	$113,334	$149,633	$160,979	$521,993
Net income	$86,312	$97,612	$127,980	$160,416	$472,320
Less - net income attributable to noncontrolling interests	3,900	1,006	83	1,004	5,993
Net income attributable to Lazard Group	$82,412	$96,606	$127,897	$159,412	$466,327

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On February 22, 2018, the Company announced that the Board of Directors elected Iris Knobloch to join the Board, effective April 1, 2018. Ms. Knobloch will also serve on the Nominating & Governance Committee of the Board. Ms. Knobloch will receive compensation pursuant to the Company’s directors’ compensation program for independent directors of the Company, the terms of which are described in Item 1 of Lazard Ltd’s Definitive Proxy Statement on Schedule 14A filed on March 14, 2017, and are incorporated herein by reference. Ms. Knobloch has served as President of Warner Bros Entertainment in France since 2006, where she oversees all of its French businesses. She also supervises the company’s Home Entertainment business in the Benelux region and Warner Bros’ strategic development in Africa. Previously, she was in charge of Time Warner’s International Relations and Strategic Policy for Europe, and also worked in Los Angeles and London. Prior to Warner Bros, Ms. Knobloch was an attorney with Norr, Stiefenhofer & Lutz and with O’Melveny & Myers in Munich, New York and Los Angeles.  Ms. Knobloch is the Vice Chairman and Lead Independent Director of the Board of Directors of AccorHotels, a Member of the Board of Directors of Central European Media Enterprises, and a Governor of the American Hospital in Paris. She received a J.D. degree from Ludwig-Maximilians-Universitaet and an L.L.M. degree from New York University.

In addition, the Company announced that current independent director Richard D. Parsons was named Lead Director of the Board.

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

For the fiscal years ended December 31, 2017 and 2016, fees for services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows (in thousands of dollars):

Fees	2017	2016
Audit Fees for the audit of the Company's annual financial statements, the audit of the effectiveness of the Company's internal controls over financial reporting and reviews of the financial statements included in the Company's quarterly reports Form 10-Q, including services in connection with statutory and regulatory filings or engagements	$7,830	$7,553
Audit-Related Fees, including fees for audits of employee benefit plans, computer and control-related attest services, agreed upon procedures, regulatory and compliance reviews, fund audits and other accounting research services	$1,440	$1,262
Tax Fees for tax advisory and compliance services not related to the audit	$651	$765
All Other Fees(1)	$76	$11

(1) Represents fees for training that were provided to the Company by affiliates of Deloitte & Touche LLP that were unrelated to the audit, audit-related and tax services described above.

The Audit Committee of the Board of Directors of Lazard Ltd (the “Audit Committee”) has adopted a policy regarding pre-approval of audit and non-audit services provided by Deloitte & Touche LLP to the Company and its subsidiaries. The policy provides the guidelines necessary to adhere to Lazard’s commitment to auditor independence and compliance with relevant laws, regulations and guidelines relating to auditor independence. The policy sets forth four categories of permitted services (Audit, Audit-Related, Tax and Other), listing the types of permitted services in each category. All of the permitted services require pre-approval by the Audit Committee. In lieu of Audit Committee pre-approval on an engagement-by-engagement basis, each category of permitted services, with reasonable detail as to the types of services contemplated, is pre-approved as part of the annual budget approval by the Audit Committee. Permitted services not contemplated during the budget process must be presented to the Audit Committee for approval prior to the commencement of the relevant engagement. The Audit Committee chair, or, if he is not available, any other member of the Audit Committee, may grant approval for any such engagement if approval is required prior to the next scheduled meeting of the Audit Committee. All of the fees paid to Deloitte & Touche LLP in 2017 were pre-approved in accordance with these procedures, and there were no services for which the de minimus exception permitted in certain circumstances under SEC rules was utilized.

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

10.10*

Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 9, 2016, by and among the Registrant, Lazard Ltd and Scott D. Hoffman (incorporated by reference to Exhibit 10.10 to Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 27, 2016)

10.11*

Amendment, dated as of October 30, 2017, to Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 9, 2016, by and among Lazard Ltd, the Registrant and Scott D. Hoffman (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report (File No. 333-126751) on 10-Q filed on October 31, 2017).

10.12*

Agreement relating to Retention and Noncompetition and Other Covenants, dated as of October 30, 2017, by and among Lazard Ltd, the Registrant and Evan L. Russo (incorporated by reference to Exhibit 10.12 to Registrant’s Quarterly Report (File No. 333-126751) on 10-Q filed on October 31, 2017).

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

10.22*

Form of Agreement evidencing a grant of Restricted Stock under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 30, 2010).

10.23*

Form of Agreement evidencing a grant of Lazard Fund Interests (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 29, 2011).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Evan L. Russo.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Evan L. Russo.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

LAZARD GROUP LLC

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

ITEMS 15(a)(1) AND 15(a)(2)

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2017 AND 2016

(dollars in thousands)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$373,036	$280,666
Due from subsidiaries of Lazard Ltd	429,996	317,308
Other receivables, net	4,585	3,807
Investments in subsidiaries, equity method	1,412,118	1,358,404
Other investments	141,606	139,693
Property, net	92,712	98,158
Goodwill and other intangibles assets-net	37,089	38,673
Other assets	53,183	42,960
Total assets	$2,544,325	$2,279,669
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Accrued compensation and benefits	$169,935	$156,416
Due to subsidiaries of Lazard Ltd	228,247	150,550
Senior debt	1,190,383	1,188,600
Other liabilities	107,442	105,209
Total liabilities	1,696,007	1,600,775
Commitments and contingencies
MEMBERS’ EQUITY
Members' equity	1,043,574	949,669
Accumulated other comprehensive loss, net of tax	(195,256)	(270,775)
Total members’ equity	848,318	678,894
Total liabilities and members’ equity	$2,544,325	$2,279,669

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
REVENUE
Equity in earnings of subsidiaries	$710,143	$642,653	$670,322
Interest income	1,891	886	1,366
Other	7,851	810	(9)
Total revenue	719,885	644,349	671,679
Interest expense	52,122	47,898	51,047
Net revenue	667,763	596,451	620,632
OPERATING EXPENSES
Compensation and benefits	103,311	86,418	109,777
Professional services	7,060	4,971	4,963
Amortization and other acquisition-related costs	2,876	30,819	266
Other	7,903	5,903	60,797
Total operating expenses	121,150	128,111	175,803
OPERATING INCOME	546,613	468,340	444,829
Provision for income taxes	986	2,013	2,091
NET INCOME	$545,627	$466,327	$442,738

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
NET INCOME	$545,627	$466,327	$442,738
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	65,514	(56,619)	(44,062)
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of ($3,475), ($2,754) and $5,644 for the years ended December 31, 2017, 2016 and 2015, respectively)	2,054	(26,924)	11,283
Adjustments for items reclassified to earnings (net of tax expense of $2,220, $1,757 and $1,507 for the years ended December 31, 2017, 2016 and 2015, respectively)	7,951	2,526	6,309
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	75,519	(81,017)	(26,470)
COMPREHENSIVE INCOME	$621,146	$385,310	$416,268

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$545,627	$466,327	$442,738
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(710,143)	(642,653)	(670,322)
Deferred tax provision (benefit)	(88)	96	2,219
Loss on extinguishment of debt	-	3,148	60,219
Amortization of deferred expenses and share-based incentive compensation	335,909	326,629	301,164
Depreciation and amortization of property	10,451	9,509	9,869
Loss on acquisition of portion of business already owned	-	3,591	-
Amortization and other acquisition-related costs	2,876	30,819	266
Distributions received from subsidiaries	724,839	393,287	527,373
Changes in operating assets and liabilities:
Due to/from subsidiaries	(19,729)	31,785	4,211
Other investments	(1,913)	31,694	21,556
Other operating assets and liabilities	(53,541)	(81,093)	(126,537)
Net cash provided by operating activities	834,288	573,139	572,756
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(8,928)	(15,274)	(251)
Proceeds from sale of subsidiary	-	-	1,413
Capital contribution to subsidiaries	(1,996)	(2,773)	(18,566)
Net cash used in investing activities	(10,924)	(18,047)	(17,404)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Excess tax benefit from share-based incentive compensation	-	27	13,300
Issuance of senior debt, net of expenses	-	296,757	396,272
Other financing activities	-	8,004	-
Payments for:
Senior debt	-	(101,441)	(509,098)
Capital lease obligations	-	(38)	(88)
Distributions of members	(346,072)	(301,262)	(129,787)
Settlement of vested share-based incentive compensation	(67,899)	(56,078)	(120,116)
Purchase of Lazard Ltd Class A common stock	(310,872)	(300,217)	(215,642)
Other financing activities	(6,151)	(4,660)	(2,371)
Net cash used in financing activities	(730,994)	(458,908)	(567,530)
Net increase (decrease) in cash and cash equivalents	92,370	96,184	(12,178)
Cash and cash equivalents, January 1	280,666	184,482	196,660
Cash and cash equivalents, December 31	$373,036	$280,666	$184,482

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

The Parent Company Financial Statements as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosures in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable. Actual results could differ materially from these estimates.

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

Dated: February 26, 2018

LAZARD GROUP LLC

By:	/s/ Kenneth M. Jacobs
Kenneth M. Jacobs
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Kenneth M. Jacobs	Chairman, Chief Executive Officer and Director	February 26, 2018
Kenneth M. Jacobs	(Principal Executive Officer)

/s/ Evan L. Russo	Chief Financial Officer	February 26, 2018
Evan L. Russo	(Principal Financial Officer)

/s/ Dominick Ragone	Chief Accounting Officer	February 26, 2018
Dominick Ragone

/s/ Andrew M. Alper	Director	February 26, 2018
Andrew M. Alper

/s/ Ashish Bhutani	Director	February 26, 2018
Ashish Bhutani

/s/ Richard N. Haass	Director	February 26, 2018
Richard N. Haass

/s/ Steven J. Heyer	Director	February 26, 2018
Steven J. Heyer

/s/ Michelle Jarrard	Director	February 26, 2018
Michelle Jarrard

/s/ Sylvia Jay	Director	February 26, 2018
Sylvia Jay

/s/ Philip A. Laskawy	Director	February 26, 2018
Philip A. Laskawy

/s/ Jane L. Mendillo	Director	February 26, 2018
Jane L. Mendillo

/s/ Richard D. Parsons	Director	February 26, 2018
Richard D. Parsons

II-1