Form 10-Q
period 2018-03-31
Lazard Group LLC
filed 2018-04-30
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 20, 2018, in addition to profit participation interests, there were two managing member interests outstanding.

TABLE OF CONTENTS

When we use the terms “Lazard Group”,”Lazard”,“we”, “us”, “our” and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company, that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock (the “Class A common stock”) are publicly traded on the New York Stock Exchange under the symbol “LAZ”.  Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd’s primary operating asset is its indirect ownership as of March 31, 2018 of all of the common membership interests in Lazard Group and its controlling interest in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries that are co-managing members of Lazard Group.

Lazard Group has granted profit participation interests in Lazard Group to certain of its managing directors.  The profit participation interests are discretionary profits interests that are intended to enable Lazard Group to compensate the managing directors in a manner consistent with historical practices.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2018 AND DECEMBER 31, 2017

(UNAUDITED)

(dollars in thousands)

	March 31,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$949,851	$1,470,296
Deposits with banks and short-term investments	862,865	935,431
Cash deposited with clearing organizations and other segregated cash	38,643	35,539
Receivables (net of allowance for doubtful accounts of $38,505 and $23,692 at March 31, 2018 and December 31, 2017, respectively):
Fees	543,758	487,800
Customers and other	130,928	83,816
Lazard Ltd subsidiaries	56,793	17,135
	731,479	588,751
Investments	354,952	427,186
Property (net of accumulated amortization and depreciation of $329,031 and $317,816 at March 31, 2018 and December 31, 2017, respectively)	212,459	203,828
Goodwill and other intangible assets (net of accumulated amortization of $61,819 and $61,202 at March 31, 2018 and December 31, 2017, respectively)	365,862	368,034
Deferred tax assets	45,704	46,646
Other assets	347,648	224,862
Total Assets	$3,909,463	$4,300,573

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2018 AND DECEMBER 31, 2017

(UNAUDITED)

(dollars in thousands)

	March 31,	December 31,
	2018	2017
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$955,723	$992,338
Accrued compensation and benefits	331,086	591,394
Senior debt	1,190,830	1,190,383
Payable to Lazard Ltd subsidiaries	67,121	65,271
Deferred tax liabilities	9,370	9,195
Other liabilities	638,177	545,092
Total Liabilities	3,192,307	3,393,673
Commitments and contingencies
MEMBERS’ EQUITY
Members' equity (net of 8,521,661 and 9,907,479 shares of Lazard Ltd Class A common stock, at a cost of $383,813 and $411,560 at March 31, 2018 and December 31, 2017, respectively)	838,340	1,043,574
Accumulated other comprehensive loss, net of tax	(180,259)	(195,256)
Total Lazard Group LLC Members' Equity	658,081	848,318
Noncontrolling interests	59,075	58,582
Total Members’ Equity	717,156	906,900
Total Liabilities and Members’ Equity	$3,909,463	$4,300,573

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 31,
	2018	2017
REVENUE
Investment banking and other advisory fees	$408,072	$334,916
Asset management fees	338,096	272,924
Interest income	2,688	1,739
Other	18,877	27,722
Total revenue	767,733	637,301
Interest expense	14,472	14,824
Net revenue	753,261	622,477
OPERATING EXPENSES
Compensation and benefits	403,307	361,316
Occupancy and equipment	30,072	27,459
Marketing and business development	25,608	19,487
Technology and information services	33,229	23,979
Professional services	12,153	11,086
Fund administration and outsourced services	35,184	15,911
Amortization and other acquisition-related costs	622	1,148
Other	26,134	9,079
Total operating expenses	566,309	469,465
OPERATING INCOME	186,952	153,012
Provision for income taxes	18,615	21,995
NET INCOME	168,337	131,017
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,969	2,877
NET INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$166,368	$128,140

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 31,
	2018	2017
NET INCOME	$168,337	$131,017
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	18,949	13,299
Employee benefit plans:
Actuarial loss (net of tax benefit of $1,342 and $261 for the three months ended March 31, 2018 and 2017, respectively)	(5,014)	(495)
Adjustment for items reclassified to earnings (net of tax expense of $216 and $276 for the three months ended March 31, 2018 and 2017, respectively)	1,062	1,086
OTHER COMPREHENSIVE INCOME, NET OF TAX	14,997	13,890
COMPREHENSIVE INCOME	183,334	144,907
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,969	2,877
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$181,365	$142,030

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$168,337	$131,017
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	8,182	7,660
Amortization of deferred expenses and share-based incentive compensation	100,693	92,707
Amortization and other acquisition-related costs	622	1,148
Deferred tax provision	1,672	307
(Increase) decrease in operating assets:
Receivables-net	(134,966)	128,918
Investments	74,124	66,979
Other assets	(137,580)	(72,607)
Increase (decrease) in operating liabilities:
Accrued compensation and benefits and other liabilities	(149,082)	(236,718)
Net cash (used in) provided by operating activities	(67,998)	119,411
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(16,072)	(3,847)
Disposals of property	1,231	135
Net cash used in investing activities	(14,841)	(3,712)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Customer deposits	-	145,843
Other financing activities	25	-
Payments for:
Capital lease obligations	(8)	(396)
Customer deposits	(100,341)	-
Distributions to noncontrolling interests	(1,476)	(991)
Purchase of Lazard Ltd Class A common stock	(145,949)	(106,048)
Distributions to members	(203,920)	(193,460)
Settlement of vested share-based incentive compensation	(101,042)	(61,478)
Other financing activities	(3,767)	(7,957)
Net cash used in financing activities	(556,478)	(224,487)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	49,410	18,570
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(589,907)	(90,218)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—January 1	2,441,266	1,580,138
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—March 31	$1,851,359	$1,489,920

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:
	March 31,	December 31,
	2018	2017

Cash and cash equivalents	$949,851	$1,470,296
Deposits with banks and short-term investments	862,865	935,431
Cash deposited with clearing organizations and other segregated cash	38,643	35,539
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$1,851,359	$2,441,266

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2017

(UNAUDITED)

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total
	Members'	Income (Loss),	Members'	Noncontrolling	Members'
	Equity	Net of Tax	Equity	Interests	Equity
Balance - January 1, 2017 (*)	$949,669	$(270,775)	$678,894	$57,246	$736,140
Adjustment for the cumulative effect on prior years from the adoption of new accounting guidance related to share-based incentive compensation	4,945		4,945		4,945
Balance, as adjusted - January 1, 2017	954,614	(270,775)	683,839	57,246	741,085
Comprehensive income:
Net income	128,140		128,140	2,877	131,017
Other comprehensive income - net of tax		13,890	13,890		13,890
Amortization of share-based incentive compensation	77,527		77,527		77,527
Distributions to members and noncontrolling interests, net	(193,460)		(193,460)	(991)	(194,451)
Purchase of Lazard Ltd Class A common stock	(106,048)		(106,048)		(106,048)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation	(61,478)		(61,478)		(61,478)
Business acquisitions and related equity transactions:
Lazard Ltd Class A common stock issuable (including related amortization)	93		93		93
Other	(3,064)		(3,064)	408	(2,656)
Balance - March 31, 2017 (*)	$796,324	$(256,885)	$539,439	$59,540	$598,979

(*)	At both January 1, 2017 and March 31, 2017, in addition to profit participation interests, there were two managing member interests.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2018

(UNAUDITED)

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total
	Members'	Income (Loss),	Members'	Noncontrolling	Members'
	Equity	Net of Tax	Equity	Interests	Equity
Balance - January 1, 2018 (*)	$1,043,574	$(195,256)	$848,318	$58,582	$906,900
Comprehensive income:
Net income	166,368		166,368	1,969	168,337
Other comprehensive income - net of tax		14,997	14,997		14,997
Amortization of share-based incentive compensation	82,820		82,820		82,820
Distributions to members and noncontrolling interests, net	(203,920)		(203,920)	(1,476)	(205,396)
Purchase of Lazard Ltd Class A common stock	(145,949)		(145,949)		(145,949)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation	(101,042)		(101,042)		(101,042)
Business acquisitions and related equity transactions:
Lazard Ltd Class A common stock issuable (including related amortization)	93		93		93
Other	(3,604)		(3,604)		(3,604)
Balance - March 31, 2018 (*)	$838,340	$(180,259)	$658,081	$59,075	$717,156

(*)	At both January 1, 2018 and March 31, 2018, in addition to profit participation interests, there were two managing member interests.

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of March 31, 2018 and December 31, 2017. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

Lazard Group’s principal operating activities are included in two business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”), capital advisory, capital raising, restructurings, shareholder advisory, sovereign advisory and other strategic advisory, and

•

Asset Management, which offers a broad range of global investment solutions and investment management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.

In addition, we record selected other activities in our Corporate segment, including management of cash, investments, deferred tax assets, outstanding indebtedness, certain contingent obligations, and assets and liabilities associated with Lazard Group’s Paris-based subsidiary Lazard Frères Banque SA (“LFB”).

Basis of Presentation

The accompanying condensed consolidated financial statements of Lazard Group have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Group’s Annual Report on Form 10-K for the year ended December 31, 2017. The accompanying December 31, 2017 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

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

The consolidated results of operations for the three month period ended March 31, 2018 are not indicative of the results to be expected for any future interim or annual period.

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

Certain prior period amounts have been reclassified to conform to the current period presentation, specifically related to the adoption of new guidance impacting the condensed consolidated statements of cash flows (see Note 2).

2.	RECENT ACCOUNTING DEVELOPMENTS

Revenue from Contracts with Customers—In May 2014, the FASB issued comprehensive new revenue recognition guidance. The guidance requires a company to recognize revenue when it transfers promised services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those services and requires enhanced disclosures. The guidance also changes the accounting for certain contract costs, including whether they may be offset against revenue in the condensed consolidated statements of operations. On July 9, 2015, the FASB approved the deferral of the effective date of the new revenue guidance by one year to annual reporting periods beginning after December 15, 2017. The guidance may be adopted using a full retrospective approach or a modified cumulative effect approach. The Company adopted the revenue recognition guidance upon its effective date of January 1, 2018 using the modified cumulative effect approach. The Company applied the new guidance to contracts that have not yet been completed as of the adoption date. The Company’s adoption efforts included the identification of revenue within the scope of the guidance and the evaluation of revenue contracts.

The Company evaluated the potential impact of the new guidance, including (i) the timing of revenue recognition for Financial Advisory and Asset Management fees and (ii) the presentation of certain contract costs. With respect to revenue recognition, the Company assessed the impact of the new guidance on the recognition of fees for Financial Advisory (e.g., transaction completion, transaction announcement and retainers), and Asset Management (e.g., management and incentive fees). This assessment included an analysis of whether the Company’s fulfillment of its performance obligations would be deemed to occur over time, or at specific points in time, under the new guidance. Specifically, recognition would be deemed to occur over time if the client receives and consumes benefits from the services as the Company performs the services.The Company concluded that Financial Advisory and Asset Management fees would typically be recognized over time as performance occurs, subject to constraints, using an appropriate measure of progress based on resources consumed, which is consistent with when the client receives benefits. There was no material impact to the Company’s recognition of revenue upon adoption of the new guidance.

The new guidance requires the Company to prospectively present certain contract costs on a gross basis. The most significant changes with respect to presentation relate to (a) certain distribution costs within our Asset Management business and (b) certain reimbursable deal costs within our Financial Advisory business, both of which were previously presented net against revenues and are now presented as expenses on a gross basis under the new guidance because the Company is primarily responsible for fulfilling the promise of the arrangement.  For the first quarter of 2018, the presentation of such costs on a gross basis resulted in an increase to net revenue of $23,556, primarily comprised of increases to asset management fees and investment banking and other advisory fees. In addition, there was a corresponding increase to operating expenses of $23,556, primarily comprised of an increase to distribution costs presented within fund administration and outsourced services and an increase to reimbursable deal costs presented within marketing and business development. These amounts would have been presented on a net basis prior to the adoption of the new guidance, and there was no material impact to net income as a result of the gross basis of presentation under the new guidance.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

See Note 3 for further information on contracts within the scope of the new guidance.

Classification of Certain Cash Receipts and Cash Payments—In August and November 2016, the FASB issued updated guidance which clarifies how a company should classify certain cash receipts and cash payments on the statement of cash flows and clarifies that restricted cash should be included in the total of cash and cash equivalents on the statement of cash flows. The new guidance for both updates is effective for annual and interim periods beginning after December 15, 2017 and is to be applied on a retrospective basis. The Company adopted this new guidance on January 1, 2018. The adoption of the new guidance in the first quarter of 2018 resulted in the reclassification of “cash deposited with clearing organization and other segregated cash” and “deposits with banks and short-term investments” from operating activities to components of “cash and cash equivalents and restricted cash” on the condensed consolidated statement of cash flows. In addition, the Company reclassified cash flows related to customer deposits from operating activities to financing activities. This resulted in changes in deposits with banks and short-term investments and customer deposits no longer being reflected in cash flows from operating activities. Except for the reclassification of these items on the condensed consolidated statement of cash flows, the new guidance had no impact on the Company’s financial statements.

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

Compensation—Retirement Benefits—Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost—In March 2016, the FASB issued updated guidance on the presentation of net benefit cost in the statement of operations and the components eligible for capitalization. The new guidance requires that only the service cost component of net periodic pension cost and net periodic postretirement benefit cost be presented with other employee compensation costs in operating expenses, applied on a retrospective basis. The other components of net benefit cost, including amortization of prior service cost, and gains and losses from settlements and curtailments, are to be included in non-operating expenses. The new guidance also stipulates that only the service cost component of net benefit cost is eligible for capitalization, applied on a prospective basis. This new guidance is effective for annual and interim periods beginning after December 15, 2017. The Company adopted the new guidance on January 1, 2018 and there was no material impact to the Company’s financial statements.

Compensation—Stock Compensation: Scope of Modification Accounting—In May 2017, the FASB issued updated guidance on modifications to share-based payment awards. The updated guidance requires entities to account for the effects of a modification to a share-based payment award unless the following are all the same immediately before and after the modification: (i) the fair value of the award, (ii) the vesting conditions of the award, and (iii) the classification of the award as an equity instrument or a liability instrument. This new guidance is effective for annual and interim periods beginning after December 15, 2017 and is to be applied on a prospective basis. The Company adopted the new guidance on January 1, 2018, and there was no material impact to the Company’s financial statements.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income—In February 2018, the FASB issued updated guidance on the tax effects of items in “accumulated other comprehensive income (loss), net of tax” (“AOCI”). Specifically, the new guidance will permit, but not require, a reclassification from AOCI to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate under the Tax Cuts and Jobs Act of 2017 (see Note 15). The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate. The new guidance is effective for annual and interim periods beginning after December 15, 2018, with an option to apply it in the period of adoption or on a retrospective basis for each period in which the effect of the change in the U.S. federal corporate income tax rate is recognized. Early adoption of the new guidance is permitted for public business entities for reporting periods for which financial statements have not yet been issued. The Company is currently evaluating the new guidance.

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

3.	REVENUE RECOGNITION

Investment Banking and Other Advisory Fees—Fees for Financial Advisory services are recorded when: (i) a contract with a client has been identified, (ii) the performance obligations in the contract have been identified, (iii) the fee or other transaction price has been determined; (iv) the fee or other transaction price has been allocated to each performance obligation in the contract; and (v) the Company has satisfied the applicable performance obligation. The expenses that are directly related to such transactions are recorded as incurred and presented within operating expenses when the Company is primarily responsible for fulfilling the promise of the arrangement.  Revenues associated with the reimbursement of such expenses are recorded when the Company is contractually entitled to reimbursement and presented within investment banking and other advisory fees.

Asset Management Fees—Fees for Asset Management services are primarily comprised of management fees and incentive fees. Management fees are derived from fees for investment management and other services provided to clients. Revenue is recorded in accordance with the same five criteria as Financial Advisory fees, which generally results in management fees being recorded on an accrual basis, primarily based on a percentage of client assets managed.  Fees vary with the type of assets managed, with higher fees earned on equity assets, alternative investment (such as hedge fund) and private equity funds, and lower fees earned on fixed income and money market products.  Expenses that are directly related to the sale or distribution of fund interests are recorded as incurred and presented within operating expenses when the Company is primarily responsible for fulfilling the promise of the arrangement.  Revenues associated with the reimbursement of such expenses are recorded when the Company is contractually entitled to reimbursement and presented within asset management fees.

In addition, the Company earns performance-based incentive fees on various investment products, including traditional products and alternative investment funds such as hedge funds and private equity funds.

For hedge funds, incentive fees are calculated based on a specific percentage of a fund’s net appreciation, in some cases in excess of established benchmarks or thresholds.  The Company records incentive fees on traditional products and hedge funds when a significant reversal in the amount of the cumulative revenue to be recognized is not probable, which is typically at the end of the relevant performance measurement period. The incentive fee measurement period is generally an annual period (unless an account is terminated during the year).  The incentive fees received at the end of the measurement period are not subject to reversal or payback.  Incentive fees on hedge funds generally are subject to loss carryforward provisions in which losses incurred by the hedge funds in any year are applied against certain gains realized by the hedge funds in future periods before any incentive fees can be earned.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

For private equity funds, incentive fees may be earned in the form of a “carried interest” if profits arising from realized investments exceed a specified threshold. Typically, such carried interest is ultimately calculated on a whole-fund basis and, therefore, clawback of carried interests during the life of the fund can occur.  As a result, the Company records incentive fees earned on our private equity funds when a significant reversal in the amount of the cumulative revenue to be recognized is not probable, which is typically at the end of the relevant performance period.

Receivables relating to asset management and incentive fees are reported in “fees receivable” on the consolidated statements of financial condition.

The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

Three Months Ended
March 31, 2018 (d)
Net Revenue:
Financial Advisory (a)	$408,467

Asset Management:
Management Fees and Other (b)	$348,684
Incentive Fees (c)	5,599
Total Asset Management	$354,283

(a)

Financial Advisory is comprised of M&A Advisory, Capital Advisory, Capital Raising, Restructuring, Shareholder Advisory, Sovereign Advisory, and other strategic advisory work for clients. The benefits of these advisory services are generally transferred to the Company’s clients over time, and consideration for these advisory services typically includes transaction completion, transaction announcement and retainer fees. Retainer fees are generally fixed and recognized over the period in which the advisory services are performed. However, transaction announcement and transaction completion fees are variable and subject to constraints, and they are typically not recognized until there is an announcement date or a completion date, respectively, due to the uncertainty associated with those events. The advisory fees that may be unrecognized as of the end of a reporting period, primarily comprised of fees associated with transaction announcements and transaction completions, generally remain unrecognized due to the uncertainty associated with those events.

(b)

Management fees and other is primarily comprised of management services. The benefits of these management services are transferred to the Company’s clients over time. Consideration for these management services generally includes management fees, which are based on assets under management and recognized over the period in which the management services are performed.  The selling or distribution of fund interests is a separate performance obligation within management fees and other, and the benefits of such services are transferred to the Company’s clients at the point in time that such fund interests are sold or distributed.

(c)

Incentive fees is primarily comprised of management services. The benefits of these management services are transferred to the Company’s clients over time. Consideration for these management services is generally variable and includes performance or incentive fees. The fees allocated to these management services that are unrecognized as of the end of the reporting period are generally amounts that are subject to constraints due to the uncertainty associated with performance targets and clawbacks.

(d)

In addition to the above, contracts with clients include trade-based commission income, which is recognized at the point in time of execution and presented within other revenue. Such income may be earned by providing trade facilitation, execution, clearance and settlement, custody, and trade administration services to clients.

With regard to the disclosure requirement for remaining performance obligations, the Company elected the practical expedients permitted in the guidance to (i) exclude contracts with a duration of one year or less; and (ii) exclude variable consideration, such as transaction completion and transaction announcement fees, that is allocated entirely to unsatisfied performance obligations. Excluded variable consideration typically relates to contracts with a duration of one year or less, and is generally constrained due to

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

uncertainties. Therefore, when applying the practical expedients, amounts related to remaining performance obligations are not material to the Company’s financial statements.

4.	RECEIVABLES

The Company’s receivables represent fee receivables, amounts due from customers and other receivables, and amounts due from Lazard Ltd subsidiaries.

Receivables are stated net of an estimated allowance for doubtful accounts, for past due amounts and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute.

Activity in the allowance for doubtful accounts for the three month periods ended March 31, 2018 and 2017 was as follows:

	Three Months Ended
	March 31,
	2018	2017
Beginning Balance	$23,692	$16,386
Bad debt expense, net of recoveries	15,952	13,651
Charge-offs, foreign currency translation and other adjustments	(1,139)	(375)
Ending Balance	$38,505	$29,662

Bad debt expense, net of recoveries is included in “operating expenses—other” on the condensed consolidated statements of operations.

At March 31, 2018 and December 31, 2017, the Company had receivables past due or deemed uncollectible of $40,386 and $34,865, respectively.

Of the Company’s fee receivables at March 31, 2018 and December 31, 2017, $81,572 and $80,536, respectively, represented interest-bearing financing receivables. In addition, at March 31, 2018 and December 31, 2017, the Company had interest-bearing receivables from Lazard Ltd subsidiaries of $35,131 and $72, respectively. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of past due or uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $614,776 and $508,143 at March 31, 2018 and December 31, 2017, respectively, approximates fair value.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

5.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Interest-bearing deposits	$549	$556
Debt	7	6
Equities	40,778	45,257
Funds:
Alternative investments (a)	17,547	20,993
Debt (a)	62,808	84,077
Equity (a)	157,693	199,618
Private equity	75,570	76,679
	313,618	381,367
Total investments	354,952	427,186
Less:
Interest-bearing deposits	549	556
Investments, at fair value	$354,403	$426,630
Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$4,274	$7,338

(a)

Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $8,294, $32,190 and $89,491, respectively, at March 31, 2018 and $11,213, $48,391 and $131,893, respectively, at December 31, 2017, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 7 and 13).

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

During the three month periods ended March 31, 2018 and 2017, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to “trading” securities still held as of the reporting date as follows:

	Three Months Ended
	March 31,
	2018	2017
Net unrealized investment gains (losses)	$(9,291)	$13,180

6.	FAIR VALUE MEASUREMENTS

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

The fair value of the contingent consideration liability is classified as Level 3 and the fair value of the liability is remeasured at each reporting period. The inputs used to derive the fair value of the contingent consideration include the application of probabilities when assessing certain performance thresholds for the relevant periods. Any change in the fair value is recognized in “amortization and other acquisition-related costs” in the condensed consolidated statement of operations. Our business acquisitions may involve the potential payment of contingent consideration upon the achievement of certain performance thresholds. The contingent consideration liability is initially recorded at fair value of the contingent payments on the acquisition date and is included in “other liabilities” on the condensed consolidated statements of financial condition. See Note 11.

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

The following tables present, as of March 31, 2018 and December 31, 2017, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	March 31, 2018
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$7	$-	$-	$-	$7
Equities	39,179	-	1,599	-	40,778
Funds:
Alternative investments	16,540	-	-	1,007	17,547
Debt	62,801	-	-	7	62,808
Equity	157,640	-	-	53	157,693
Private equity	-	-	-	75,570	75,570
Derivatives	-	11,607	-	-	11,607
Total	$276,167	$11,607	$1,599	$76,637	$366,010
Liabilities:
Securities sold, not yet purchased	$4,274	$-	$-	$-	$4,274
Contingent consideration liability	-	-	4,661	-	4,661
Derivatives	-	214,975	-	-	214,975
Total	$4,274	$214,975	$4,661	$-	$223,910

	December 31, 2017
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$6	$-	$-	$-	$6
Equities	43,665	-	1,592	-	45,257
Funds:
Alternative investments	17,353	-	-	3,640	20,993
Debt	84,071	-	-	6	84,077
Equity	199,565	-	-	53	199,618
Private equity	-	-	-	76,679	76,679
Derivatives	-	3,732	-	-	3,732
Total	$344,660	$3,732	$1,592	$80,378	$430,362
Liabilities:
Securities sold, not yet purchased	$7,338	$-	$-	$-	$7,338
Contingent consideration liability	-	-	4,656	-	4,656
Derivatives	-	198,417	-	-	198,417
Total	$7,338	$198,417	$4,656	$-	$210,411

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,592	$(1)	$1	$-	$7	$1,599
Total Level 3 Assets	$1,592	$(1)	$1	$-	$7	$1,599

Liabilities:
Contingent consideration liability	$4,656	$5	$-	$-	$-	$4,661
Total Level 3 Liabilities	$4,656	$5	$-	$-	$-	$4,661

	Three Months Ended March 31, 2017
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,508	$2	$-	$(8)	$35	$1,537
Total Level 3 Assets	$1,508	$2	$-	$(8)	$35	$1,537

Liabilities:
Contingent consideration liability	$3,364	$714	$-	$-	$-	$4,078
Total Level 3 Liabilities	$3,364	$714	$-	$-	$-	$4,078

(a)

Earnings recorded in “other revenue” for investments in equities for the three month periods ended March 31, 2018 and 2017 include net unrealized losses of $1 and $0, respectively. Earnings recorded in “amortization and other acquisition-related costs” for the contingent consideration liability for the three month periods ended March 31, 2018 and 2017 include unrealized losses of $5 and $714, respectively.

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the three month periods ended March 31, 2018 and 2017.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following tables present, at March 31, 2018 and December 31, 2017, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	March 31, 2018
					Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments		% of Fair Value Not Redeemable	% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$371	$-		NA	NA	NA	NA	(a)	<30-60 days
Funds of funds	26	-		NA	NA	NA	NA	(b)	90 days
Other	610	-		NA	NA	NA	NA	(c)	<30-60 days
Debt funds	7	-		NA	NA	NA	NA	(d)	30 days
Equity funds	53	-		NA	NA	NA	NA	(e)	<30-90 days
Private equity funds:
Equity growth	75,570	9,590	(f)	100%	16%	39%	45%	NA	NA
Total	$76,637	$9,590

(a)	weekly (10%) and monthly (90)%
(b)	quarterly (100%)
(c)	daily (6%) and monthly (94%)
(d)	daily (100%)
(e)	daily (19%), monthly (49%) and quarterly (32%)
(f)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $18,694 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

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

Investment Capital Funding Commitments—At March 31, 2018, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $8,613. The investment period for EGCP III ended on October 12, 2016, after which point the Company’s obligation to fund capital contributions for new investments in EGCP III expired. The Company remains obligated until October 12, 2023 (or any earlier liquidation of EGCP III) to make capital contributions necessary to fund follow-on investments and to pay for fund expenses.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

7.	DERIVATIVES

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

The table below presents the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 13) on the accompanying condensed consolidated statements of financial condition as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Derivative Assets:
Forward foreign currency exchange rate contracts	$6,379	$3,314
Total return swaps and other (a)	5,228	418
	$11,607	$3,732
Derivative Liabilities:
Forward foreign currency exchange rate contracts	$2,535	$4,846
Total return swaps and other (a)	24	11,270
LFI and other similar deferred compensation arrangements	212,416	182,301
	$214,975	$198,417

(a)

For total return swaps, amounts represent the netting of gross derivative assets and liabilities of $5,602 and $398 as of March 31, 2018, respectively, and $469 and $11,321 as of December 31, 2017, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are recorded “net” in “other assets”, with receivables for net cash collateral under such contracts of $1,896 and $17,616 as of March 31, 2018 and December 31, 2017, respectively.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2018 and 2017, were as follows:

	Three Months Ended
	March 31,
	2018	2017
Forward foreign currency exchange rate contracts	$(2,483)	$1,472
LFI and other similar deferred compensation arrangements	1,436	(7,353)
Total return swaps and other	1,656	(5,385)
Total	$609	$(11,266)

8.	PROPERTY

At March 31, 2018 and December 31, 2017, property consisted of the following:

	Estimated Depreciable	March 31,	December 31,
	Life in Years	2018	2017
Buildings	33	$156,068	$151,912
Leasehold improvements	3-20	177,524	173,102
Furniture and equipment	3-10	187,675	183,510
Construction in progress		20,223	13,120
Total		541,490	521,644
Less - Accumulated depreciation and amortization		329,031	317,816
Property		$212,459	$203,828

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at March 31, 2018 and December 31, 2017 are presented below:

	March 31,	December 31,
	2018	2017
Goodwill	$361,205	$362,760
Other intangible assets (net of accumulated amortization)	4,657	5,274
	$365,862	$368,034

At March 31, 2018 and December 31, 2017, goodwill of $296,664 and $298,219, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the three month periods ended March 31, 2018 and 2017 are as follows:

	Three Months Ended
	March 31,
	2018	2017
Balance, January 1	$362,760	$352,124
Foreign currency translation adjustments	(1,555)	6,507
Balance, March 31	$361,205	$358,631

All changes in the carrying amount of goodwill for the three month periods ended March 31, 2018 and 2017 are attributable to the Company’s Financial Advisory segment.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The gross cost and accumulated amortization of other intangible assets as of March 31, 2018 and December 31, 2017, by major intangible asset category, are as follows:

	March 31, 2018			December 31, 2017
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/incentive fees	$33,040	$28,494	$4,546	$33,040	$27,927	$5,113
Management fees, customer relationships and non-compete agreements	33,436	33,325	111	33,436	33,275	161
	$66,476	$61,819	$4,657	$66,476	$61,202	$5,274

Amortization expense of intangible assets, included in “amortization and other acquisition-related costs” in the condensed consolidated statements of operations, for the three month periods ended March 31, 2018 and 2017 was $617 and $434, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2018 (April 1 through December 31)	$1,661
2019	1,498
2020	1,498
Total amortization expense	$4,657

(a)	Approximately 42% of intangible asset amortization is attributable to a noncontrolling interest.

10.	SENIOR DEBT

Senior debt is comprised of the following as of March 31, 2018 and December 31, 2017:

				Outstanding as of
	Initial		Annual	March 31, 2018			December 31, 2017
	Principal Amount	Maturity Date	Interest Rate(a)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2020 Senior Notes	$500,000	11/14/20	4.25%	$500,000	$2,417	$497,583	$500,000	$2,647	$497,353
Lazard Group 2025 Senior Notes	400,000	2/13/25	3.75%	400,000	3,243	396,757	400,000	3,361	396,639
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	300,000	3,510	296,490	300,000	3,609	296,391
Total				$1,200,000	$9,170	$1,190,830	$1,200,000	$9,617	$1,190,383

(a)

The effective interest rates of Lazard Group’s 4.25% senior notes due November 14, 2020 (the “2020 Notes”), Lazard Group’s 3.75% senior notes due February 13, 2025 (the “2025 Notes”) and Lazard Group’s 3.625% senior notes due March 1, 2027 (the “2027 Notes”) are 4.43%, 3.87% and 3.76%, respectively.

On September 25, 2015, Lazard Group entered into an Amended and Restated Credit Agreement for a five-year $150,000 senior revolving credit facility with a group of lenders (the “Amended and Restated Credit Agreement”), which expires in September 2020. The Amended and Restated Credit Agreement amended and restated the previous credit agreement dated September 25, 2012. Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. At March 31, 2018 and December 31, 2017, no amounts were outstanding under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

event of early redemption, where applicable. As of March 31, 2018, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

As of March 31, 2018, the Company had approximately $170,000 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement and unused lines of credit available to LFB of approximately $18,000 (at March 31, 2018 exchange rates).

The Company’s senior debt at March 31, 2018 and December 31, 2017 is carried at historical amounts of $1,190,830 and $1,190,383, respectively. At those dates, the fair value of such senior debt was approximately $1,205,000 and $1,230,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

11.	COMMITMENTS AND CONTINGENCIES

Leases—The Company has various leases and other contractual commitments arising in the ordinary course of business.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At March 31, 2018, LFB had $2,922 of such indemnifications and held $2,922 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the condensed consolidated statement of financial condition.

Business Acquisitions—For a business acquired in 2016, the remaining consideration consists of (i) 60,817 shares of Class A common stock subject to non-compete provisions and (ii) up to 210,431 additional shares of Class A common stock that are subject to certain performance thresholds. As of March 31, 2018, none of the contingent shares had been earned.

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, each of LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At March 31, 2018, LFB and LFNY had no such underwriting commitments.

See Notes 6 and 14 for information regarding commitments relating to investment capital funding commitments and obligations to fund our pension plans, respectively.

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

Lazard Group Distributions - Distributions in respect of Lazard Group’s common membership interests are allocated to the holders of such interests in accordance with the provisions of the Operating Agreement.  Such distributions primarily represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries incur.

During the three month periods ended March 31, 2018 and 2017, Lazard Group distributed $203,920 and $193,460, respectively, to the subsidiaries of Lazard Ltd.

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

Share Repurchase Program—During the three month period ended March 31, 2018 and since 2015, the Board of Directors of Lazard authorized the repurchase of Lazard Ltd Class A common stock as set forth in the table below:

Date	Repurchase Authorization	Expiration
February 2015	$150,000	December 31, 2016
January 2016	$200,000	December 31, 2017
April 2016	$113,182	December 31, 2017
November 2016	$236,000	December 31, 2018
October 2017	$200,000	December 31, 2019

The Company expects that the share repurchase program will primarily be used to offset a portion of the shares that have been or will be issued under the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”) and the Lazard Ltd 2018 Incentive Compensation Plan (the “2018 Plan”). Pursuant to the share repurchase program, purchases have been made in the open market or through privately negotiated transactions. The rate at which the Company purchases shares in connection with the share repurchase program may vary from quarter to quarter due to a variety of factors. Purchases with respect to such program are set forth in the table below:

Three Months Ended March 31:	Number of Shares Purchased	Average Price Per Share
2017	2,464,967	$43.02
2018	2,662,286	$54.82

During the three month periods ended March 31, 2018 and 2017, certain of our executive officers received Lazard Ltd Class A common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of Lazard Ltd Class A common stock from the executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the three month periods ended March 31, 2018 and 2017, the Company purchased shares of Lazard Ltd Class A common stock from certain of our executive officers. The aggregate value of all such purchases during the three month periods ended March 31, 2018 and 2017 was approximately $16,400 and $14,700, respectively.

As of March 31, 2018, a total of $102,435 of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, which will expire on December 31, 2019.

In addition, on April 25, 2018, the Board of Directors of Lazard authorized the repurchase of up to $300,000 of additional shares of Lazard Ltd’s Class A common stock, which authorization will expire on December 31, 2020, bringing the total share repurchase authorization as of April 25, 2018 to approximately $351,000.

During the three month period ended March 31, 2018, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Accumulated Other Comprehensive Income (Loss), Net of Tax—The tables below reflect the balances of each component of AOCI at March 31, 2018 and 2017 and activity during the three month periods then ended:

	Three Months Ended March 31, 2018
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2018	$(43,790)	$(151,466)	$(195,256)	$-	$(195,256)
Activity:
Other comprehensive income (loss) before reclassifications	18,949	(5,014)	13,935	-	13,935
Adjustments for items reclassified to earnings, net of tax	-	1,062	1,062		1,062
Net other comprehensive income (loss)	18,949	(3,952)	14,997	-	14,997
Balance, March 31, 2018	$(24,841)	$(155,418)	$(180,259)	$-	$(180,259)

	Three Months Ended March 31, 2017
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2017	$(109,306)	$(161,471)	$(270,777)	$(2)	$(270,775)
Activity:
Other comprehensive income (loss) before reclassifications	13,299	(495)	12,804	-	12,804
Adjustments for items reclassified to earnings, net of tax	-	1,086	1,086	-	1,086
Net other comprehensive income	13,299	591	13,890	-	13,890
Balance, March 31, 2017	$(96,007)	$(160,880)	$(256,887)	$(2)	$(256,885)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month periods ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Amortization relating to employee benefit plans (a)	$1,278	$1,362
Less - related income taxes	216	276
Total reclassifications, net of tax	$1,062	$1,086

(a)	Included in the computation of net periodic benefit cost (see Note 14). Such amounts are included in “compensation and benefits” expense on the condensed consolidated statements of operations.

Noncontrolling Interests—Noncontrolling interests principally represent interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The tables below summarize net income attributable to noncontrolling interests for the three month periods ended March 31, 2018 and 2017 and noncontrolling interests as of March 31, 2018 and December 31, 2017 in the Company’s condensed consolidated financial statements:

	Net Income Attributable to Noncontrolling Interests
	Three Months Ended
	March 31,
	2018	2017
Edgewater	$1,968	$2,877
Other	1	-
Total	$1,969	$2,877

	Noncontrolling Interests as of
	March 31,	December 31,
	2018	2017
Edgewater	$59,062	$58,568
Other	13	14
Total	$59,075	$58,582

13.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2018 Plan, 2008 Plan and 2005 Equity Incentive Plan (the “2005 Plan”) and activity with respect thereto during the three month periods ended March 31, 2018 and 2017 is presented below.

Shares Available Under the 2018 Plan, 2008 Plan and 2005 Plan

The 2018 Plan became effective on April 24, 2018 and replaced the 2008 Plan, which was terminated on April 24, 2018. The 2018 Plan authorizes the issuance of up to 30,000,000 shares of Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”) and other share-based awards.

The 2008 Plan authorized the issuance of shares of Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, RSUs, PRSUs and other share-based awards. Under the 2008 Plan, the maximum number of shares available was based on a formula that limited the aggregate number of shares that could, at any time, be subject to awards that were considered “outstanding” under the 2008 Plan to 30% of the then-outstanding shares of Class A common stock. The 2008 Plan was terminated on April 24, 2018, and no additional awards have been or will be granted under the 2008 Plan after its termination, although unvested awards granted under the 2008 Plan before its termination remain outstanding and continue to be subject to its terms.

The 2005 Plan authorized the issuance of up to 25,000,000 shares of Class A common stock pursuant to the grant or exercise of stock options, stock appreciation rights, RSUs and other share-based awards. The 2005 Plan expired in the second quarter of 2015, although unvested deferred stock unit (“DSU”) awards granted under the 2005 Plan before its expiration remain outstanding and continue to be subject to its terms.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs and restricted stock awards) and “professional services” expense (with respect to DSUs) within the Company’s accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Share-based incentive awards:
RSUs	$60,887	$55,941
PRSUs	10,967	11,782
Restricted Stock	10,773	9,649
DSUs	96	77
Total	$82,723	$77,449

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

RSUs generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any dividends paid on Class A common stock during such period. During the three month periods ended March 31, 2018 and 2017, dividend participation rights required the issuance of 535,695 and 613,795 RSUs, respectively.

Non-executive members of the Board of Directors of Lazard Group, who are the same Non-Executive Directors of Lazard Ltd (“Non-Executive Directors”), receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 405 and 1,551 DSUs granted during the three month periods ended March 31, 2018 and 2017, respectively.  Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of Class A common stock at the time of cessation of service to the Board of Directors. DSUs include a cash dividend participation right equivalent to dividends paid on Class A common stock.

The Company’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date immediately preceding the date of the grant. During the three month periods ended March 31, 2018 and 2017, 3,066 and 3,555 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following is a summary of activity relating to RSUs and DSUs during the three month periods ended March 31, 2018 and 2017:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2018	12,919,846	$40.23	278,422	$37.46
Granted (including 535,695 RSUs relating to dividend participation)	3,749,981	$54.41	3,471	$55.52
Forfeited	(29,620)	$47.60	-	-
Vested	(4,513,378)	$43.44	-	$-
Balance, March 31, 2018	12,126,829	$43.40	281,893	$37.68
Balance, January 1, 2017	11,698,138	$40.65	276,725	$36.05
Granted (including 613,795 RSUs relating to dividend participation)	4,926,935	$43.05	5,106	$42.91
Forfeited	(19,077)	$39.88	-	-
Vested	(3,621,454)	$45.53	-	$-
Balance, March 31, 2017	12,984,542	$40.20	281,831	$36.18

In connection with RSUs that vested during the three month periods ended March 31, 2018 and 2017, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,554,542 and 1,229,531 shares of Class A common stock during such respective three month periods. Accordingly, 2,958,836 and 2,391,923 shares of Class A common stock held by the Company were delivered during the three month periods ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, estimated unrecognized RSU compensation expense was approximately $251,445, with such expense expected to be recognized over a weighted average period of approximately 0.9 years subsequent to March 31, 2018.

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the three month periods ended March 31, 2018 and 2017:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2018	1,938,160	$40.54
Granted	529,987	$54.45
Forfeited	(9,328)	$46.45
Vested	(599,055)	$42.39
Balance, March 31, 2018	1,859,764	$43.88
Balance, January 1, 2017	1,655,073	$40.95
Granted	841,355	$42.58
Forfeited	(11,087)	$41.38
Vested	(263,457)	$47.93
Balance, March 31, 2017	2,221,884	$40.73

In connection with shares of restricted Class A common stock that vested during the three month periods ended March 31, 2018 and 2017, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 217,227 and 108,239 shares of Class A common stock during such respective three month periods. Accordingly, 381,828 and 155,218 shares of Class A common stock held by the Company were delivered during the three month periods ended March 31, 2018 and 2017, respectively.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The restricted stock awards include a cash dividend participation right equivalent to dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At March 31, 2018, estimated unrecognized restricted stock expense was approximately $43,861, with such expense to be recognized over a weighted average period of approximately 0.8 years subsequent to March 31, 2018.

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

The following is a summary of activity relating to PRSUs during the three month periods ended March 31, 2018 and 2017:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2018	1,591,693	$42.46
Granted (a)	399,869	$56.80
Vested	(799,402)	$46.74
Balance, March 31, 2018	1,192,160	$44.39
Balance, January 1, 2017	1,590,756	$40.76
Granted (a)	458,113	$43.76
Vested	(752,770)	$42.26
Balance, March 31, 2017	1,296,099	$40.95

(a)	Represents PRSU awards granted during the relevant year at the target payout level.

In connection with certain PRSUs that vested or were settled during the three month periods ended March 31, 2018 and 2017, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 91,962 and 85,629 shares of Class A common stock during such respective three month periods. Accordingly, 707,440 and 667,141 shares of Class A common stock held by the Company were delivered during the three month periods ended March 31, 2018 and 2017, respectively.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of March 31, 2018, the total estimated unrecognized compensation expense was approximately $20,919, and the Company expects to amortize such expense over a weighted-average period of approximately 0.7 years subsequent to March 31, 2018.

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

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the three month periods ended March 31, 2018 and 2017:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2018	$60,355	$182,301
Granted	103,947	103,947
Settled	-	(72,979)
Forfeited	(84)	(138)
Amortization	(15,373)	-
Change in fair value related to:
Decrease in fair value of underlying investments	-	(1,436)
Adjustment for estimated forfeitures	-	517
Other	251	204
Balance, March 31, 2018	$149,096	$212,416

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2017	$49,650	$170,388
Granted	77,580	77,580
Settled	-	(81,559)
Forfeited	(93)	(133)
Amortization	(12,491)	-
Change in fair value related to:
Increase in fair value of underlying investments	-	7,353
Adjustment for estimated forfeitures	-	532
Other	(12)	579
Balance, March 31, 2017	$114,634	$174,740

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 0.8 years subsequent to March 31, 2018.

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Amortization, net of forfeitures	$15,836	$12,983
Change in the fair value of underlying investments	(1,436)	7,353
Total	$14,400	$20,336

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

14.	EMPLOYEE BENEFIT PLANS

The Company provides retirement and other post-retirement benefits to certain of its employees through defined benefit pension plans (the “pension plans”). The Company also offers defined contribution plans to its employees. The pension plans generally provide benefits to participants based on average levels of compensation. Expenses related to the Company’s employee benefit plans are included in “compensation and benefits” expense for the service cost component, and “operating expenses—other” for the other components of benefit costs on the condensed consolidated statements of operations (see Note 2).

Employer Contributions to Pension Plans—The Company’s funding policy for its U.S. and non-U.S. pension plans is to fund when required or when applicable upon an agreement with the plans’ trustees (the “Trustees”). Management also evaluates from time to time whether to make voluntary contributions to the plans.

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s pension plans for the three month periods ended March 31, 2018 and 2017:

	Pension Plans
	Three Months Ended March 31,
	2018	2017
Components of Net Periodic Benefit Cost (Credit):
Service cost	$230	$340
Interest cost	4,062	3,981
Expected return on plan assets	(7,783)	(6,105)
Amortization of:
Prior service cost	-	30
Net actuarial loss (gain)	1,278	1,332
Net periodic benefit cost (credit)	$(2,213)	$(422)

15.	INCOME TAXES

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

The Company recorded income tax provisions of $18,615 and $21,995 for the three month periods ended March 31, 2018 and 2017, respectively, representing effective tax rates of 10.0% and 14.4%, respectively. The difference between the U.S. federal statutory rate of 21% and 35.0% for 2018 and 2017, respectively, and the effective tax rates reflected above principally relates to (i) Lazard Group primarily operating as a limited liability company in the U.S., (ii) change in the valuation allowance affecting the provision for income taxes, (iii) taxes payable to foreign jurisdictions, (iv) excess net tax benefit for share-based incentive compensation, and (v) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate.

On January 1, 2017, the Company adopted new accounting guidance on share-based incentive compensation. As a result of the adoption of this new guidance, the Company recognized excess tax benefits of $8,950 and $2,003 from the vesting of share-based incentive compensation in the provision for income taxes in the condensed consolidated statements of operations for the three month periods ended March 31, 2018 and 2017, respectively. The Company also recorded deferred tax assets of $4,945, net of a valuation allowance of $12,090, as of January 1, 2017, for previously unrecognized excess tax benefits (including tax benefits from dividends or dividend equivalents) on share-based incentive compensation, with an offsetting adjustment to retained earnings.

16.	RELATED PARTIES

Receivables from and Payables to Lazard Ltd Subsidiaries

Lazard Group’s receivables from subsidiaries of Lazard Ltd at March 31, 2018 and December 31, 2017 included interest-bearing loans of $35,131 and $72, respectively, including accrued interest thereon.  Interest income relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $21 and $133 for the three month periods ended March 31, 2018 and 2017, respectively.

Lazard Group’s payables to subsidiaries of Lazard Ltd at March 31, 2018 and December 31, 2017 included interest-bearing loans, including interest thereon, of $63,976 and $64,203, respectively.  Interest expense relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $973 and $944 for the three month periods ended March 31, 2018 and 2017, respectively.

Sponsored Funds

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Investment advisory fees relating to such services were $181,309 and $140,577 for the three month periods ended March 31, 2018 and 2017, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $78,347 and $69,107 remained as receivables at March 31, 2018 and December 31, 2017, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.

Other

See Note 12 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.

17.REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. In addition, the ratio of aggregate indebtedness

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

(as defined) to net capital may not exceed 15:1. At March 31, 2018, LFNY’s regulatory net capital was $65,442, which exceeded the minimum requirement by $62,369. LFNY’s aggregate indebtedness to net capital ratio was 0.70:1 as of March 31, 2018.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At March 31, 2018, the aggregate regulatory net capital of the U.K. Subsidiaries was $196,268, which exceeded the minimum requirement by $177,118.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At March 31, 2018, the consolidated regulatory net capital of CFLF was $144,257, which exceeded the minimum requirement set for regulatory capital levels by $84,537. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At December 31, 2017, the regulatory net capital of the combined European regulated group was $170,933, which exceeded the minimum requirement set for regulatory capital levels by $68,025. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At March 31, 2018, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $140,069, which exceeded the minimum required capital by $110,736.

At March 31, 2018, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the three month periods ended March 31, 2018 and 2017 is prepared using the following methodology:

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

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended
		March 31,
		2018	2017
Financial Advisory	Net Revenue	$408,467	$335,684
	Operating Expenses	322,508	259,362
	Operating Income	$85,959	$76,322
Asset Management	Net Revenue	$354,283	$283,363
	Operating Expenses	229,669	188,751
	Operating Income	$124,614	$94,612
Corporate	Net Revenue	$(9,489)	$3,430
	Operating Expenses	14,132	21,352
	Operating Loss	$(23,621)	$(17,922)
Total	Net Revenue	$753,261	$622,477
	Operating Expenses	566,309	469,465
	Operating Income	$186,952	$153,012

	As Of
	March 31, 2018	December 31, 2017
Total Assets
Financial Advisory	$848,241	$817,185
Asset Management	686,724	756,398
Corporate	2,374,498	2,726,990
Total	$3,909,463	$4,300,573

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Group’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Form 10-K”). All references to “2018,” “2017,” “first quarter,” or “the period” refer to, as the context requires, the three month periods ended March 31, 2018 and March 31, 2017.

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
•

expectations with respect to the economy, the securities markets, the market for mergers, acquisitions, restructuring and other financial advisory activity, the market for asset management activity and other macroeconomic and industry trends;

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

Our principal sources of revenue are derived from activities in the following business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding M&A, capital advisory, capital raising, restructurings, shareholder advisory, sovereign advisory and other strategic advisory, and

•

Asset Management, which offers a broad range of global investment solutions and investment management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.

In addition, we record selected other activities in our Corporate segment, including management of cash, investments, deferred tax assets, outstanding indebtedness, certain contingent obligations, and assets and liabilities associated with Lazard Group’s Paris-based subsidiary, Lazard Frères Banque SA (“LFB”).

Our consolidated net revenue was derived from the following segments:

	Three Months Ended
	March 31,
	2018	2017
Financial Advisory	54%	54%
Asset Management	47	45
Corporate	(1)	1
Total	100%	100%

We also invest our own capital from time to time, generally alongside capital of qualified institutional and individual investors in alternative investments or private equity investments, and, since 2005, we have engaged in a number of alternative investments and private equity activities, including, historically, investments through (i) Edgewater, our Chicago-based private equity firm, (ii) a fund targeting significant noncontrolling-stake investments in established private companies and (iii) until the second quarter of 2017, a mezzanine fund (the “Mezzanine Fund”), which invests in mezzanine debt of a diversified selection of small- to mid-cap European companies. We sold our interest in the Mezzanine Fund in May 2017.We also make investments to seed our Asset Management strategies.

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

Equity market indices for developed markets at March 31, 2018 generally increased as compared to such indices at March 31, 2017 and decreased as compared to such indices at December 31, 2017. In the global M&A markets during the first quarter of 2018, the value and number of all completed M&A transactions decreased as compared to the same period in the prior year, as did the subset of such transactions involving values greater than $500 million. During the same time, the value of all announced M&A transactions, including the subset of such transactions involving values greater than $500 million, increased. During the first quarter of 2018, global restructuring activity, as measured by the number of corporate defaults, increased as compared to the first quarter of 2017.

On an ongoing basis, regional, macroeconomic and geopolitical factors, including trade policy and regional tax and regulatory reform, may impact our business. Overall, the global macroeconomic outlook for the near- to mid-term appears supportive for both of our businesses. The U.S. economy remains healthy, and the European economy’s recovery continues to gain momentum. Corporate cash balances remain high, and borrowing costs remain low for companies with strong credit ratings. Although market volatility may affect our business from time to time, the longer-term trends appear to remain favorable for both of our businesses.

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•

Financial Advisory—The fundamentals for continued M&A activity appear to remain in place, and we believe our Financial Advisory business is in a strong competitive position. Demand continues for expert, independent strategic advice that can be levered across geographies and our range of advisory capabilities. The global scale and breadth of our Financial Advisory business allows us to advise on large, complex cross-border transactions and restructuring transactions across a variety of industries. In addition, we believe our businesses throughout the emerging markets position us for growth in these markets, while enhancing our relationships with, and the services that we can provide to, clients in other economies. We continue to invest for growth in our Financial Advisory business and to hire talented senior professionals selectively.

•

Asset Management—In the short to intermediate term, we expect most investor demand will come from defined benefit and defined contribution plans in the developed economies because of their sheer scope and size. Over the longer term, we expect an increasing share of our AUM to come from the developing economies in Asia, Latin America and the Middle East, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Our global footprint is already well established in the developed economies and we expect our business in the developing economies will slowly expand. Given our diversified investment platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from growth that may occur in the asset management industry. We are continually developing and seeding new investment strategies that extend our existing platforms and assessing potential product acquisitions or other inorganic growth opportunities. Recent examples of growth initiatives include the following investment strategies: various Quantitative Equity strategies, various Multi-Asset strategies, a Real Assets strategy, an International Value strategy, a Global Equity Franchise strategy, and a Market Neutral Quantitative Equity strategy.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value and number of all completed transactions, including completed transactions with values greater than $500 million, decreased in the first quarter of 2018 as compared to 2017. With respect to announced M&A transactions, the value of all transactions, including the value of announced transactions involving values greater than $500 million, increased in the first quarter of 2018 as compared to 2017.

	Three Months Ended
	March 31,
	2018	2017	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$817	$881	(7)%
Number	8,224	10,329	(20)%
Deals Greater than $500 million:
Value	$630	$656	(4)%
Number	261	313	(17)%
Announced M&A Transactions:
All deals:
Value	$1,117	$762	47%
Number	8,646	10,279	(16)%
Deals Greater than $500 million:
Value	$911	$545	67%
Number	302	268	13%

Source: Dealogic as of April 5, 2018.

Global restructuring activity during the first quarter of 2018, as measured by the number of corporate defaults, increased as compared to the first quarter of 2017. The number of defaulting issuers increased to 28 in the first quarter of 2018, according to Moody’s Investors Service, Inc., as compared to 21 in the first quarter of 2017.

Net revenue trends in Financial Advisory are generally correlated to the level of completed industry-wide M&A transactions and restructuring transactions occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has significant market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in non-public or sovereign advisory assignments. Beginning in the first quarter of 2018, we ceased separately reporting Restructuring revenue within our Financial Advisory segment, because our Financial Advisory practices have become highly integrated, and our assignments with clients often incorporate several disciplines. We believe that presenting unified Financial Advisory revenue is a more accurate representation of our Financial Advisory business.

Asset Management

The percentage change in major equity market indices at March 31, 2018, as compared to such indices at December 31, 2017, and at March 31, 2017, is shown in the table below.

	Percentage Changes March 31, 2018 vs.
	December 31, 2017	March 31, 2017
MSCI World Index	(2)%	11%
Euro Stoxx	(4)%	(4)%
MSCI Emerging Market	1%	22%
S&P 500	(1)%	12%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM and the nature of the AUM product mix. Accordingly, market movements, foreign currency exchange rate volatility and changes in our AUM product mix will impact the level of revenues we receive from our Asset Management business when comparing periodic results. A substantial portion of our AUM is invested in equities. Movements in AUM during the period generally reflect the changes in equity market indices. Our AUM at March 31, 2018 increased 1% versus AUM at December 31, 2017, primarily due to foreign exchange appreciation and net inflows, partially offset by market depreciation. Average AUM for the first quarter of 2018 was 24% higher than the average AUM for the first quarter of 2017. Average AUM for the first quarter of 2018 increased 5% as compared to the fourth quarter of 2017.

Financial Statement Overview

Net Revenue

The majority of Lazard’s Financial Advisory net revenue historically has been earned from the successful completion of M&A transactions, capital advisory services, capital raising, restructuring, shareholder advisory, sovereign advisory and other strategic advisory matters. The main drivers of Financial Advisory net revenue are overall M&A activity, the level of corporate debt defaults and the environment for capital raising activities, particularly in the industries and geographic markets in which Lazard focuses. In some client engagements, often those involving financially distressed companies, revenue is earned in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment and are not necessarily linked to the completion of a transaction. In addition, Lazard also earns fees from providing strategic advice to clients, with such fees not being dependent on a specific transaction, and may also earn fees in connection with public and private securities offerings. Significant fluctuations in Financial Advisory net revenue can occur over the course of any given year, because a significant portion of such net revenue is earned upon the successful completion of a transaction, restructuring or capital raising activity, the timing of which is uncertain and is not subject to Lazard’s control.

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

Although Corporate segment net revenue during 2018 is not significant compared to Lazard’s net revenue, total assets in the Corporate segment represented 61% of Lazard’s consolidated total assets as of March 31, 2018, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, deferred tax assets and certain assets associated with LFB.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of previously granted deferred incentive compensation awards, including (a) share-based incentive compensation under the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”), and (b) LFI and other similar deferred compensation arrangements (see Note 13 of Notes to Condensed Consolidated Financial Statements), (iii) a provision for discretionary or guaranteed cash bonuses and profit pools and (iv) when applicable, severance payments. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our actual and forecasted operating and financial performance, staffing levels, estimated forfeiture rates, competitive pay conditions and the nature of revenues earned, as well as the mix between current and deferred compensation.

For interim periods, we use “adjusted compensation and benefits expense” and the ratio of “adjusted compensation and benefits expense” to “operating revenue,” both non-GAAP measures, for comparison of compensation and benefits expense between periods. For the reconciliations and calculations with respect to “adjusted compensation and benefits expense” and related ratios to “operating revenue,” see the table under “Consolidated Results of Operations” below.

We believe that “awarded compensation and benefits expense” and the ratio of “awarded compensation and benefits expense” to “operating revenue,” both non-GAAP measures, are the most appropriate measures to assess the annual cost of compensation and provide the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years. “Awarded compensation and benefits expense” for a given year is calculated using “adjusted compensation and benefits expense,” also a non-GAAP measure, as modified by the following items:

•

we deduct amortization expense recorded for accounting principles generally accepted in the United States of America (“U.S. GAAP”) purposes in the fiscal year associated with deferred incentive compensation awards;

•	we add incentive compensation with respect to the fiscal year, which is comprised of:
(i)

the deferred incentive compensation awards granted in the year-end compensation process with respect to the fiscal year (e.g., deferred incentive compensation awards granted in 2018 related to the 2017 year-end compensation process), including Performance-based restricted stock unit (“PRSU”) awards (based on the target payout level);

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

We believe that “adjusted non-compensation expense”, a non-GAAP measure, provides a more meaningful basis for our investors to assess our operating results. For calculations with respect to “adjusted non-compensation expense”, see the table under “Consolidated Results of Operations” below.

Our operating expenses also include “amortization and other acquisition-related costs” which includes the change in fair value of the contingent consideration associated with business acquisitions.

Provision for Income Taxes

Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income pertaining to the limited liability company is not subject to U.S. federal income tax because taxes associated with such income represent obligations of its partners. Lazard Group, through its subsidiaries, is subject to state and local taxes on its income apportioned to various state and local jurisdictions. Outside the U.S., Lazard Group operates principally through subsidiary corporations that are subject to local income taxes in foreign jurisdictions. Lazard Group is also subject to Unincorporated Business Tax (“UBT”) attributable to its operations apportioned to New York City (see Note 15 of Notes to Condensed Consolidated Financial Statements for additional information).

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

See “Critical Accounting Policies and Estimates—Income Taxes” below and Note 15 of Notes to Condensed Consolidated Financial Statements for additional information regarding income taxes, the impact of the Tax Act on us and our deferred tax assets.

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

A portion of our net revenue is derived from transactions that are denominated in currencies other than the U.S. Dollar. Net revenue for the three month period ended March 31, 2018 was positively impacted by exchange rate movements in comparison to the relevant prior year period. The majority of the impact to net revenue was offset by the impact of the exchange rate movements on our operating expenses during the periods denominated in currencies other than the U.S. Dollar.

  The condensed consolidated financial statements are prepared in conformity with U.S. GAAP. Selected financial data derived from the Company’s reported condensed consolidated results of operations is set forth below, followed by a more detailed discussion of both the consolidated and business segment results.

	Three Months Ended
	March 31,
	2018	2017
	($ in thousands)
Net Revenue	$753,261	$622,477
Operating Expenses:
Compensation and benefits	403,307	361,316
Non-compensation	162,380	107,001
Amortization and other acquisition-related costs	622	1,148
Total operating expenses	566,309	469,465
Operating Income	186,952	153,012
Provision for income taxes	18,615	21,995
Net Income	168,337	131,017
Less - Net Income Attributable to Noncontrolling Interests	1,969	2,877
Net Income Attributable to Lazard Group	$166,368	$128,140
Operating Income, as a % of net revenue	24.8%	24.6%

The tables below describe the components of operating revenue, adjusted compensation and benefits expense, adjusted non-compensation expense, earnings from operations and related key ratios, which are non-GAAP measures used by the Company to manage its business. We believe such non-GAAP measures provide the most meaningful basis for comparison between present, historical and future periods, as described above.

	Three Months Ended
	March 31,
	2018	2017
	($ in thousands)
Operating Revenue:
Net revenue	$753,261	$622,477
Adjustments:
Interest expense (a)	13,497	14,133
Distribution fees, reimbursable deal costs and bad debt expense (b)	(39,508)	-
Revenue related to noncontrolling interests (c)	(5,217)	(4,942)
(Gains) losses on investments pertaining to LFI (d)	1,436	(7,353)
Operating revenue	$723,469	$624,315

(a)

Interest expense (excluding interest expense incurred by LFB) is added back in determining operating revenue because such expense relates to corporate financing activities and is not considered to be a cost directly related to the revenue of our business.

(b)

Represents certain distribution fees and reimbursable deal costs paid to third parties for which an equal amount is excluded from both operating revenue and non-compensation expense, respectively, and excludes bad debt expense, which represents fees that are deemed uncollectible.

(c)	Revenue related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount.
(d)

Represents changes in the fair value of investments held in connection with LFI and other similar deferred compensation arrangements for which a corresponding equal amount is excluded from compensation and benefits expense.

	Three Months Ended
	March 31,
	2018	2017
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$403,307	$361,316
Adjustments:
Noncontrolling interests (a)	(2,527)	(1,643)
(Charges) credits pertaining to LFI (b)	1,436	(7,353)
Adjusted compensation and benefits expense	$402,216	$352,320
Adjusted compensation and benefits expense, as a % of operating revenue	55.6%	56.4%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)

Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

	Three Months Ended
	March 31,
	2018	2017
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$162,380	$107,001
Adjustments:
Expenses associated with ERP system implementation (a)	(7,426)	-
Expenses related to office space reorganization (b)	(1,389)	-
Distribution fees, reimbursable deal costs and bad debt expense (c)	(39,508)	-
Noncontrolling interests (d)	(547)	(422)
Adjusted non-compensation expense	$113,510	$106,579
Adjusted non-compensation expense, as a % of operating revenue	15.7%	17.1%

(a)	Represents expenses associated with the Enterprise Resource Planning (“ERP”) system implementation.
(b)	Represents incremental rent expense and lease abandonment costs related to office space reorganization.
(c)

Represents certain distribution fees and reimbursable deal costs paid to third parties for which an equal amount is excluded from both operating revenue and non-compensation expense, respectively, and excludes bad debt expense, which represents fees that are deemed uncollectible.

(d)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.

	Three Months Ended
	March 31,
	2018	2017
	($ in thousands)
Earnings From Operations:
Operating revenue	$723,469	$624,315
Deduct:
Adjusted compensation and benefits expense	(402,216)	(352,320)
Adjusted non-compensation expense	(113,510)	(106,579)
Earnings from operations	$207,743	$165,416
Earnings from operations, as a % of operating revenue	28.7%	26.5%

Headcount information is set forth below:

	As of
	March 31, 2018	December 31, 2017	March 31, 2017
Headcount:
Managing Directors:
Financial Advisory	165	149	157
Asset Management	101	96	97
Corporate	17	22	22
Total Managing Directors	283	267	276
Other Employees:
Business segment professionals	1,302	1,297	1,267
All other professionals and support staff	1,277	1,265	1,253
Total	2,862	2,829	2,796

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

Three Months Ended March 31, 2018 versus March 31, 2017

The Company reported net income attributable to Lazard Group of $166 million, as compared to net income of $128 million in the 2017 period.

Net revenue increased $131 million, or 21%, with operating revenue increasing $99 million, or 16%, as compared to the 2017 period. Net revenue in the 2018 period reflects the adoption of new revenue recognition guidance (see Note 2 of Notes to Condensed Consolidated Financial Statements). Fee revenue from investment banking and other advisory activities increased $73 million, or 22%, as compared to the 2017 period, primarily due to an increase in M&A Advisory revenue, partially offset by a decrease in Restructuring revenue. Asset management fees, including incentive fees, increased  $65 million, or 24%, as compared to the 2017 period, primarily due to an increase in average AUM, as well as the impact of the new revenue recognition guidance discussed above. In the aggregate, interest income, other revenue and interest expense decreased $7 million as compared to the 2017 period, primarily due to lower income attributable to investments held in connection with LFI.

Compensation and benefits expense increased $42 million, or 12%, as compared to the 2017 period, primarily associated with increased operating revenue.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $402 million, an increase of $50 million, or 14%, as compared to $352 million in the 2017 period. The ratio of adjusted compensation and benefits expense to operating revenue was 55.6% for the 2018 period, as compared to 56.4% for the  2017 period and 55.6% for full-year 2017.

Non-compensation expense increased $55 million, or 52%, as compared to the 2017 period, primarily due to the impact of the new revenue recognition guidance discussed above, expenses associated with the ERP system implementation and expenses related to office space reorganization. Adjusted non-compensation expense, which excludes non-compensation costs related to the impact of the new revenue recognition guidance, ERP system implementation, office space reorganization and noncontrolling interests, increased  $7 million, or 7%, as compared to the 2017 period. The ratio of adjusted non-compensation expense to operating revenue was 15.7% for the 2018 period, as compared to 17.1%  for the 2017 period.

Amortization and other acquisition-related costs decreased $1 million as compared to the 2017 period, primarily due to the change in the fair market value of contingent consideration.

Operating income increased $34 million, or 22%, as compared to the 2017 period.

Earnings from operations increased $42 million, or 26%, as compared to the 2017 period, and, as a percentage of operating revenue, was 28.7%, as compared to 26.5% in the 2017 period.

The provision for income taxes reflects an effective tax rate of 10.0%, as compared to 14.4% for the 2017 period. The decrease in the effective tax rate is primarily due to (i) an increase in excess net tax benefits related to share-based incentive compensation, and (ii) a change in the geographic mix of earnings.

Net income attributable to noncontrolling interests decreased $1 million as compared to the 2017 period.

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

Financial Advisory

The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended
	March 31,
	2018	2017
	($ in thousands)
Net Revenue	$408,467	$335,684
Operating Expenses	322,508	259,362
Operating Income	$85,959	$76,322
Operating Income, as a % of net revenue	21.0%	22.7%

Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended
	March 31,
	2018	2017
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	74	65
Percentage of total Financial Advisory net revenue from top 10 clients	38%	46%
Number of M&A transactions completed with values greater than $500 million (a)	20	26

(a)	Source: Dealogic as of April 5, 2018.

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

	Three Months Ended
	March 31,
	2018	2017
Americas	52%	65%
EMEA	42	32
Asia Pacific	6	3
Total	100%	100%

The Company’s managing directors and many of its professionals have significant experience, and many of them are able to use this experience to advise on M&A, restructuring and other strategic advisory matters, depending on clients’ needs. This flexibility allows Lazard to better match its professionals with the counter-cyclical business cycles of mergers and acquisitions and restructurings. While Lazard measures revenue by practice area, Lazard does not separately measure the costs or profitability of M&A services as compared to restructuring or other services. Accordingly, Lazard measures performance in its Financial Advisory segment based on overall segment operating revenue and operating income margins.

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

Three Months Ended March 31, 2018 versus March 31, 2017

Financial Advisory net revenue increased $73 million, or 22%, as compared to the 2017 period. The increase in Financial Advisory revenue was primarily a result of an increased number of fees over $5 million, as compared to the 2017 period. Clients which in the aggregate represented a significant portion of our Financial Advisory revenue in the 2018 period included AVEVA, Calpine, Cardinal Health, Express Scripts, Ferrero Group, Safran, Sanofi and Toshiba.

Operating expenses increased $63 million, or 24%, as compared to the 2017 period, primarily due to an increase in compensation associated with increased operating revenue.

Financial Advisory operating income was $86 million, an increase of $10 million, or 13%, as compared to operating income of $76 million in the 2017 period and, as a percentage of net revenue, was 21.0%, as compared to 22.7% in the 2017 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	March 31, 2018	December 31, 2017
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$53,862	$52,349
Global	44,403	43,663
Local	41,407	42,650
Multi-Regional	70,405	70,696
Total Equity	210,077	209,358
Fixed Income:
Emerging Markets	18,191	17,320
Global	4,418	4,109
Local	5,176	4,497
Multi-Regional	8,871	9,154
Total Fixed Income	36,656	35,080
Alternative Investments	2,884	2,846
Private Equity	1,455	1,478
Cash Management	608	697
Total AUM	$251,680	$249,459

Total AUM at March 31, 2018 was $252 billion, an increase of $3 billion, or 1%, as compared to total AUM of $249 billion at December 31, 2017, primarily due to foreign exchange appreciation and net inflows, partially offset by market depreciation. Average AUM for the first quarter of 2018 increased 24% as compared to the first quarter of  2017 and 5% as compared to the fourth quarter of 2017.

As of March 31, 2018, approximately 88% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 12% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, and was unchanged from the corresponding percentages at December 31, 2017.

As of March 31, 2018, AUM with foreign currency exposure represented approximately 73% of our total AUM as compared to 74% at December 31, 2017. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$209,358	$10,926	$(10,054)	$872	$(2,200)	$2,047	$210,077
Fixed Income	35,080	2,691	(1,078)	1,613	(536)	499	36,656
Other	5,021	159	(237)	(78)	(62)	66	4,947
Total	$249,459	$13,776	$(11,369)	$2,407	$(2,798)	$2,612	$251,680

(a)

Inflows in the Equity asset class were primarily attributable to the Global, Emerging Markets and Multi-Regional platforms, and inflows in the Fixed Income asset class were primarily attributable to the Emerging Markets and Local platforms. Outflows in the Equity asset class were primarily attributable to the Emerging Markets, Multi-Regional and Global equity platforms, and outflows in the Fixed Income asset class were primarily attributable to the Emerging Markets platform.

	Three Months Ended March 31, 2017
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$162,841	$11,785	$(8,296)	$3,489	$10,223	$2,426	$178,979
Fixed Income	31,155	1,660	(1,830)	(170)	850	383	32,218
Other	3,914	334	(350)	(16)	57	26	3,981
Total	$197,910	$13,779	$(10,476)	$3,303	$11,130	$2,835	$215,178

As of April 20, 2018, AUM was $251.6 billion, a $0.1 billion decrease since March 31, 2018. The decrease in AUM was due to net outflows of $1.1 billion and foreign exchange depreciation of $0.9 billion, partially offset by market appreciation of $1.9 billion.

Average AUM for the three month periods ended March 31, 2018 and 2017 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended
	March 31,
	2018	2017
	($ in millions)
Average AUM by Asset Class:
Equity	$214,035	$170,863
Fixed Income	36,794	31,436
Alternative Investments	2,916	2,670
Private Equity	1,460	1,196
Cash Management	604	264
Total Average AUM	$255,809	$206,429

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended
	March 31,
	2018	2017
	($ in thousands)
Net Revenue	$354,283	$283,363
Operating Expenses	229,669	188,751
Operating Income	$124,614	$94,612
Operating Income, as a % of net revenue	35.2%	33.4%

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended
	March 31,
	2018	2017
Americas	56%	59%
EMEA	34	31
Asia Pacific	10	10
Total	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended March 31, 2018 versus March 31, 2017

Asset Management net revenue increased $71 million, or 25%, as compared to the 2017 period. Management fees and other revenue was $348 million, an increase of $72 million, or 26%, as compared to $276 million in the 2017 period, primarily due to an increase in average AUM, as well as the impact of the new revenue recognition guidance discussed above. Incentive fees were $6 million, a decrease of $1 million as compared to $7 million in the 2017 period.

Operating expenses increased $41 million, or 22%, as compared to the 2017 period, primarily due to the impact of the new revenue recognition guidance and increases in compensation associated with increased operating revenue.

Asset Management operating income was $125 million, an increase of $30 million, or 32%, as compared to operating income of $95 million in the 2017 period and, as a percentage of net revenue, was 35.2%, as compared to 33.4% in the 2017 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended
	March 31,
	2018	2017
	($ in thousands)
Interest Income	$2,298	$849
Interest Expense	(13,977)	(14,324)
Net Interest (Expense)	(11,679)	(13,475)
Other Revenue	2,190	16,905
Net Revenue (Expense)	(9,489)	3,430
Operating Expenses	14,132	21,352
Operating Income (Loss)	$(23,621)	$(17,922)

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended March 31, 2018 versus March 31, 2017

Net interest expense decreased $2 million, or 13%, as compared to the 2017 period.

Other revenue decreased $15 million as compared to the 2017 period, primarly due to lower income in the 2018 period attributable to investments held in connection with LFI.

Operating expenses decreased $7 million as compared to the 2017 period.

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

Summary of Cash Flows:

	Three Months Ended
	March 31,
	2018	2017
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$168	$131
Adjustments to reconcile net income to net cash provided by operating activities (a)	112	102
Other operating activities (b)	(348)	(114)
Net cash provided by (used in) operating activities	(68)	119
Investing activities	(15)	(4)
Financing activities (c)	(556)	(224)
Effect of exchange rate changes	49	19
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(590)	(90)
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	2,441	1,580
End of Period	$1,851	$1,490

(a)	Consists of the following:

	Three Months Ended
	March 31,
	2018	2017
	($ in millions)
Depreciation and amortization of property	$8	$8
Amortization of deferred expenses and share-based incentive compensation	101	93
Deferred tax provision	2	-
Amortization and other acquisition-related costs	1	1
Total	$112	$102

(b)	Includes net changes in operating assets and liabilities.
(c)

Consists primarily of purchases of shares of Lazard Ltd Class A common stock, tax withholdings related to the settlement of vested restricted stock units (“RSUs”), vested restricted stock awards and vested PRSUs, changes in customer deposits, and distributions to members and noncontrolling interest holders.

(d)

Cash and cash equivalents and restricted cash consists of cash and cash equivalents, deposits with banks and short-term investments and cash deposited with clearing organizations and other segregated cash.

See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of new accounting guidance impacting the Condensed Consolidated Statements of Cash Flows.

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

Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”. In the first quarter of 2018, as reflected on the condensed consolidated statements of financial condition, both “deposits with banks and short-term investments” and “deposits and other customer payables” decreased as compared to December 31, 2017, due to a lower level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, distributions to members, purchases of shares of Lazard Ltd Class A common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At March 31, 2018, Lazard Group had approximately $950 million of cash, with such amount including approximately $631 million held at Lazard’s operations outside the U.S. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, we expect that no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations. Although the Tax Act generally requires companies to pay a one-time repatriation tax on previously unremitted foreign earnings of certain non-U.S. corporate subsidiaries, most of the Company’s operations outside the U.S. are conducted in “pass-through” entities for U.S. income tax purposes, and the Company has already provided for U.S. income taxes on their earnings. As a result, the Company expects that no material amount of additional U.S. income taxes would be recognized as a result of the Tax Act’s one-time repatriation tax or otherwise upon the receipt of cash dividends or distributions of such earnings from our foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of March 31, 2018, Lazard had approximately $170 million in unused lines of credit available to it, including a $150 million, five-year, senior revolving credit facility with a group of lenders that expires in September 2020 (the “Amended and Restated Credit Agreement”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $18 million (at March 31, 2018 exchange rates).

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

Financing Activities

The table below sets forth our corporate indebtedness as of March 31, 2018 and December 31, 2017. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		March 31, 2018			December 31, 2017
Senior Debt	Maturity Date	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2020 Senior Notes	2020	$500.0	$2.4	$497.6	$500.0	$2.6	$497.4
Lazard Group 2025 Senior Notes	2025	400.0	3.3	396.7	400.0	3.4	396.6
Lazard Group 2027 Senior Notes	2027	300.0	3.5	296.5	300.0	3.6	296.4
		$1,200.0	$9.2	$1,190.8	$1,200.0	$9.6	$1,190.4

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, along with the use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months.

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended March 31, 2018, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.11 to 1.00 and its Consolidated Interest Coverage Ratio being 21.45 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of March 31, 2018.

In addition, the Amended and Restated Credit Agreement, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At March 31, 2018, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Members’ Equity

At March 31, 2018, total members’ equity was $717 million, as compared to $907 million at December 31, 2017, including $658 million and $848 million attributable to Lazard Group on the respective dates. The net activity in members’ equity during the three month period ended March 31, 2018 is reflected in the table below (in millions of dollars):

Members’ Equity - January 1, 2018	$907
Increase (decrease) due to:
Net income	168
Other comprehensive income	15
Amortization of share-based incentive compensation	83
Purchase of Lazard Ltd Class A common stock	(146)
Settlement of share-based incentive compensation (a)	(101)
Distributions to members and noncontrolling interests, net	(205)
Other - net	(4)
Members’ Equity - March 31, 2018	$717

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

Three Months Ended March 31:	Number of Shares	Average Price Per Share
2017	2,464,967	$43.02
2018	2,662,286	$54.82

As of March 31, 2018, a total of $102 million of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, which will expire on December 31, 2019.

In addition, on April 25, 2018, the Board of Directors of Lazard authorized the repurchase of up to $300 million of additional shares of Lazard Ltd’s Class A common stock, which authorization will expire on December 31, 2020, bringing the total share repurchase authorization as of April 25, 2018 to $351 million.

During the three month period ended March 31, 2018, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, pursuant to which it effected stock repurchases in the open market.

The Company plans to continue to deploy excess cash and may do so in a variety of ways, which may include repurchasing outstanding shares of Lazard Ltd’s Class A common stock, distributions to members and noncontrolling interest holders and repurchasing its outstanding debt.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of March 31, 2018:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior debt (including interest) (a)	$1,465,917	$47,125	$594,250	$51,750	$772,792
Operating leases (exclusive of $35,382 of committed sublease income)	787,646	84,368	149,890	120,910	432,478
Investment capital funding commitments (b)	9,590	9,590
Total (c)	$2,263,153	$141,083	$744,140	$172,660	$1,205,270

(a)	See Note 10 of Notes to Condensed Consolidated Financial Statements.
(b)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $18,694 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders. See Note 6 of Notes to Condensed Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.

(c)

The table above excludes contingent obligations, as well as any possible payments for uncertain tax positions, given the inability to make a reasonably reliable estimate of the timing of the amounts of any such payments. See also Notes 11, 13, 14, and 15 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes, respectively.

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

Revenue Recognition

Lazard generates substantially all of its net revenue from providing Financial Advisory and Asset Management services to clients. Lazard recognizes revenue when the following criteria are met:

•	a contract with a client has been identified;
•	the performance obligations in the contract have been identified;
•	the fee or other transaction price has been determined;
•	the fee or other transaction price has been allocated to each performance obligation in the contract; and
•	the Company has satisfied the applicable performance obligation.

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

On January 1, 2018, the Company adopted new revenue recognition guidance. See Notes 2 and 3 of Notes to Consolidated Financial Statements.

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

We recognize a deferred tax asset if it is more likely than not (defined as a likelihood of greater than 50%) that a tax benefit will be accepted by a taxing authority. The measurement of deferred tax assets and liabilities is based upon currently enacted tax rates in the applicable jurisdictions. At December 31, 2017, on a consolidated basis, we recorded gross deferred tax assets of approximately $133 million, with such amount partially offset by a valuation allowance of approximately $54 million (as described below).

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

On January 1, 2017, we adopted new accounting guidance on share-based incentive compensation. As a result of the adoption of this new guidance, we recognized excess tax benefits of $9.0 million and $2.0 million from the vesting of share-based incentive compensation in the provision for income taxes in the condensed consolidated statements of operations for the three month periods ended March 31, 2018 and 2017, respectively. Upon adoption of the new guidance, we also recorded deferred tax assets of $4.9 million, net of a valuation allowance of $12.1 million, for previously unrecognized excess tax benefits (including tax benefits from dividends or dividend equivalents) on share-based incentive compensation, with an offsetting adjustment to retained earnings. See Notes 2 and 15 of Notes to Condensed Consolidated Financial Statements for further information on the adoption of this new guidance. The new guidance has since January 1, 2017 affected, and the Company expects that in future periods the new guidance will affect, the provision for income taxes for the delivery of stock under share-based incentive compensation arrangements, as well as the effective tax rate in the relevant periods, which could be material to the condensed consolidated statements of operations and the classification of cash flows in the relevant periods.

On December 22, 2017, the Tax Act was enacted. The Tax Act significantly revises the U.S. corporate income tax system by, among other changes, lowering the corporate income tax rate from 35% to 21%, implementing a partial territorial tax system and imposing a one-time repatriation tax on the deemed repatriated earnings of foreign subsidiaries. The Tax Act also includes several provisions that may limit the benefit of the tax rate reduction, such as restricting the deductibility of interest expense and other corporate business expenses. The Tax Act further includes anti-base erosion provisions such as the base erosion and anti-abuse tax and tax on global intangible low-taxed income. The reduced corporate tax rate required us to remeasure our deferred tax assets and liabilities. See Note 15 of Notes to Condensed Consolidated Financial Statements for additional information regarding the impact of the Tax Act on us.

In addition to the discussion above regarding deferred tax assets and associated valuation allowances, as well as unrecognized tax benefit liability estimates, other factors affect our provision for income taxes, including changes in the geographic mix of our business, the level of our annual pre-tax income, transfer pricing and intercompany transactions.

See Item 1A, “Risk Factors” in our Form 10-K and Note 15 of Notes to Condensed Consolidated Financial Statements for additional information related to income taxes.

Investments

Investments consist primarily of interest-bearing deposits, debt and equity securities, and interests in alternative investment, debt, equity and private equity funds.

These investments, with the exception of interest-bearing deposits, are carried at fair value on the condensed consolidated statements of financial condition, and any increases or decreases in the fair value of these investments are reflected in earnings. The fair value of investments is generally based upon market prices or the net asset value (“NAV”) or its equivalent for investments in funds. See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information on the measurement of the fair value of investments.

Lazard is subject to market and credit risk on investments held. As such, gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income.

Data relating to investments is set forth below:

	March 31, 2018	December 31, 2017
	($ in thousands)
Seed investments by asset class:
Equities (a)	$107,052	$111,067
Fixed income	10,208	15,215
Alternative investments	8,294	8,392
Total seed investments	125,554	134,674
Other investments owned:
Private equity (b)	55,431	57,457
Interest-bearing deposits	549	556
Fixed income and other	23,304	23,780
Total other investments owned	79,284	81,793
Subtotal	204,838	216,467
Add:
Private equity consolidated, not owned (c)	20,139	19,222
LFI (d)	129,975	191,497
Total investments	$354,952	$427,186

(a)	At March 31, 2018 and December 31, 2017, seed investments in directly owned equity securities were invested as follows:

	March 31, 2018	December 31, 2017
Percentage invested in:
Financials	28%	27%
Consumer	29	25
Industrial	12	15
Technology	13	11
Other	18	22
Total	100%	100%

(b)

Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $34 million and $36 million as of March 31, 2018 and December 31, 2017, respectively.

(c)

Represents private equity investments that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “members’ equity” on the condensed consolidated statements of financial condition.

(d)

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

At March 31, 2018 and December 31, 2017, total investments with a fair value of $354 million and $427 million, respectively, included $77 million and $80 million, respectively, or 22% and 19%, respectively, of investments that were classified using NAV or its equivalent as a practical expedient. See Notes 5 and 6 of Notes to Condensed Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of March 31, 2018 and December 31, 2017, the Company held seed investments of approximately $126 million and $135 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $22 million in six entities as of March 31, 2018, as compared to $28 million in eight entities as of December 31, 2017.

As of March 31, 2018 and December 31, 2017, the Company did not consolidate or deconsolidate any seed investment entities or LFI investment entities. As such, 100% of the recorded balance of seed investments and LFI investments as of March 31, 2018 and December 31, 2017 represented the Company’s economic interest in the seed investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed investment entities.

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

Equity Market Price Risk—At March 31, 2018 and December 31, 2017, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $108 million and $107 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $2.0 million and $2.0 million in the carrying value of such investments as of March 31, 2018 and December 31, 2017, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At March 31, 2018 and December 31, 2017, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $51 million and $58 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $0.8 million and $1.3 million in the carrying value of such investments as of March 31, 2018 and December 31, 2017, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At both March 31, 2018 and December 31, 2017, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $65 million. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a decrease of approximately $1.6 million and $1.7 million in the carrying value of such investments as of March 31, 2018 and December 31, 2017, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At March 31, 2018 and December 31, 2017, the Company’s exposure to changes in fair value of such investments was approximately $55 million and $57 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $5.5 million and $5.7 million in the carrying value of such investments as of March 31, 2018 and December 31, 2017, respectively.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At March 31, 2018, total receivables amounted to $731 million, net of an allowance for doubtful accounts of $39 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries, and customers and other receivables comprised 74%, 8%, and 18% of total receivables, respectively. At December 31, 2017, total receivables amounted to $589 million, net of an allowance for doubtful accounts of $24 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries, and customers and other receivables comprised 83%, 3%, and 14% of total receivables, respectively. At March 31, 2018 and December 31, 2017, the Company had receivables past due or deemed uncollectible of approximately $40 million and $35 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit (primarily for clients of LFG). At March 31, 2018 and December 31, 2017, customer receivables included $63 million and $61 million of LFB loans, respectively, with such loans being fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $12 million and $4 million at March 31, 2018 and December 31, 2017, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $3 million and $16 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $212 million and $182 million at March 31, 2018 and December 31, 2017, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of March 31, 2018, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $10 million in the event interest rates were to increase by 1% and decrease by approximately $10 million if rates were to decrease by 1%.

As of March 31, 2018, the Company’s cash and cash equivalents totaled approximately $950 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and (iii) in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.
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

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

10.4*	Lazard Ltd’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.5*	Lazard Ltd’s 2008 Incentive Compensation Plan (incorporated by reference to Annex B to Lazard Ltd’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.6*	Lazard Ltd’s 2016 French Sub-plan (incorporated by reference to Annex B to Lazard Ltd’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 10, 2016).

10.7*	Lazard Ltd 2018 Incentive Compensation Plan (incorporated by reference to Annex B to Lazard Ltd’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 15, 2018).

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

10.12*

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

10.14*

Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 9, 2016, by and among the Registrant, Lazard Ltd and Alexander F. Stern (incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report (File No 333-126751) on Form 10-Q filed on April 27, 2016).

10.15*

Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.16*

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

10.18	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to Lazard Ltd’s Quarterly Report (File No.001-32492) on Form 10-Q filed on May 11, 2006).

10.19*

Amended and Restated Credit Agreement, dated as of September 25, 2015, among the Registrant, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on October 28, 2015).

10.20*

Form of Agreement evidencing a grant of Lazard Fund Interests to Named Executive Officers (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on May 1, 2013).

10.21*

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

10.23*

Form of Agreement evidencing a grant of Restricted Stock under the 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.54 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 30, 2010).

10.24*

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

Dated: April 30, 2018

LAZARD GROUP LLC

By:	/s/ Evan L. Russo
Name:	Evan L. Russo
Title:	Chief Financial Officer

By:	/s/ Dominick Ragone
Name:	Dominick Ragone
Title:	Chief Accounting Officer