Form 10-Q
period 2018-06-30
Lazard Group LLC
filed 2018-07-31
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 20, 2018, in addition to profit participation interests, there were two managing member interests outstanding.

TABLE OF CONTENTS

When we use the terms “Lazard Group”, “Lazard”,“we”, “us”, “our” and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company, that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock (the “Class A common stock”) are publicly traded on the New York Stock Exchange under the symbol “LAZ”.  Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd’s primary operating asset is its indirect ownership as of June 30, 2018 of all of the common membership interests in Lazard Group and its controlling interest in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries that are co-managing members of Lazard Group.

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

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2018 AND DECEMBER 31, 2017

(UNAUDITED)

(dollars in thousands)

	June 30,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$779,539	$1,470,296
Deposits with banks and short-term investments	1,000,662	935,431
Cash deposited with clearing organizations and other segregated cash	37,089	35,539
Receivables (net of allowance for doubtful accounts of $34,906 and $23,692 at June 30, 2018 and December 31, 2017, respectively):
Fees	610,488	487,800
Customers and other	103,909	83,816
Lazard Ltd subsidiaries	106,124	17,135
	820,521	588,751
Investments	505,194	427,186
Property (net of accumulated amortization and depreciation of $324,863 and $317,816 at June 30, 2018 and December 31, 2017, respectively)	214,735	203,828
Goodwill and other intangible assets (net of accumulated amortization of $62,472 and $61,202 at June 30, 2018 and December 31, 2017, respectively)	360,687	368,034
Deferred tax assets	46,997	46,646
Other assets	305,195	224,862
Total Assets	$4,070,619	$4,300,573

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2018 AND DECEMBER 31, 2017

(UNAUDITED)

(dollars in thousands)

	June 30,	December 31,
	2018	2017
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$1,055,245	$992,338
Accrued compensation and benefits	402,267	591,394
Senior debt	1,191,277	1,190,383
Payable to Lazard Ltd subsidiaries	68,739	65,271
Deferred tax liabilities	7,093	9,195
Other liabilities	564,571	545,092
Total Liabilities	3,289,192	3,393,673
Commitments and contingencies
MEMBERS’ EQUITY
Members' equity (net of 8,882,090 and 9,907,479 shares of Lazard Ltd Class A common stock, at a cost of $410,079 and $411,560 at June 30, 2018 and December 31, 2017, respectively)	935,787	1,043,574
Accumulated other comprehensive loss, net of tax	(211,757)	(195,256)
Total Lazard Group LLC Members' Equity	724,030	848,318
Noncontrolling interests	57,397	58,582
Total Members’ Equity	781,427	906,900
Total Liabilities and Members’ Equity	$4,070,619	$4,300,573

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUE
Investment banking and other advisory fees	$418,823	$410,025	$826,895	$744,941
Asset management fees	335,891	293,879	673,987	566,803
Interest income	2,255	1,605	4,943	3,344
Other	12,188	24,215	31,065	51,937
Total revenue	769,157	729,724	1,536,890	1,367,025
Interest expense	14,518	13,698	28,990	28,522
Net revenue	754,639	716,026	1,507,900	1,338,503
OPERATING EXPENSES
Compensation and benefits	414,615	413,532	817,922	774,848
Occupancy and equipment	29,041	30,793	59,113	58,252
Marketing and business development	28,164	23,931	53,772	43,418
Technology and information services	32,501	31,979	65,730	55,958
Professional services	15,525	9,468	27,678	20,554
Fund administration and outsourced services	33,227	18,336	68,411	34,247
Amortization and other acquisition-related (benefits) costs	(538)	463	84	1,611
Other	10,290	12,278	36,424	21,357
Total operating expenses	562,825	540,780	1,129,134	1,010,245
OPERATING INCOME	191,814	175,246	378,766	328,258
Provision for income taxes	31,445	32,440	50,060	54,435
NET INCOME	160,369	142,806	328,706	273,823
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,416	522	3,385	3,399
NET INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$158,953	$142,284	$325,321	$270,424

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
NET INCOME	$160,369	$142,806	$328,706	$273,823
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	(40,576)	25,323	(21,627)	38,622
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $1,746 and $(2,215) for the three months ended June 30, 2018 and 2017, respectively, and $404 and $(2,476) for the six months ended June 30, 2018 and 2017, respectively)	8,300	(8,609)	3,286	(9,104)
Adjustment for items reclassified to earnings (net of tax expense of $468 and $196 for the three months ended June 30, 2018 and 2017, respectively, and $684 and $472 for the six months ended June 30, 2018 and 2017, respectively)	777	1,356	1,839	2,442
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(31,499)	18,070	(16,502)	31,960
COMPREHENSIVE INCOME	128,870	160,876	312,204	305,783
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,415	523	3,384	3,400
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$127,455	$160,353	$308,820	$302,383

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

(dollars in thousands)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$328,706	$273,823
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	16,536	15,367
Amortization of deferred expenses and share-based incentive compensation	224,485	208,245
Amortization and other acquisition-related costs	84	1,611
Deferred tax provision (benefit)	(3,725)	3,202
(Increase) decrease in operating assets:
Receivables-net	(243,419)	13,987
Investments	(79,998)	30,454
Other assets	(131,417)	(87,708)
Increase (decrease) in operating liabilities:
Accrued compensation and benefits and other liabilities	(120,330)	(68,001)
Net cash (used in) provided by operating activities	(9,078)	390,980
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(31,846)	(9,408)
Disposals of property	1,328	195
Net cash used in investing activities	(30,518)	(9,213)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Customer deposits	70,194	196,947
Contributions from noncontrolling interests	491	-
Other financing activities	25	-
Payments for:
Capital lease obligations	(17)	(7,320)
Distributions to noncontrolling interests	(5,060)	(1,733)
Purchase of Lazard Ltd Class A common stock	(223,795)	(184,892)
Distributions to members	(265,592)	(244,722)
Settlement of vested share-based incentive compensation	(109,218)	(66,086)
Other financing activities	(4,681)	(8,980)
Net cash used in financing activities	(537,653)	(316,786)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(46,727)	91,054
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(623,976)	156,035
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—January 1	2,441,266	1,580,138
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—June 30	$1,817,290	$1,736,173

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:
	June 30,	December 31,
	2018	2017

Cash and cash equivalents	$779,539	$1,470,296
Deposits with banks and short-term investments	1,000,662	935,431
Cash deposited with clearing organizations and other segregated cash	37,089	35,539
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$1,817,290	$2,441,266

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

(*)   As of January 1, 2017 and June 30, 2017, in addition to profit participation interests, there were two managing member interests.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2018

(UNAUDITED)

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total
	Members'	Income (Loss),	Members'	Noncontrolling	Members'
	Equity	Net of Tax	Equity	Interests	Equity
Balance - January 1, 2018 (*)	$1,043,574	$(195,256)	$848,318	$58,582	$906,900
Comprehensive income (loss):
Net income	325,321		325,321	3,385	328,706
Other comprehensive loss - net of tax		(16,501)	(16,501)	(1)	(16,502)
Amortization of share-based incentive compensation	169,830		169,830		169,830
Distributions to members and noncontrolling interests, net	(265,592)		(265,592)	(4,569)	(270,161)
Purchase of Lazard Ltd Class A common stock	(223,795)		(223,795)		(223,795)
Delivery of Lazard Ltd Class A common stock in connection with share-based incentive compensation	(109,218)		(109,218)		(109,218)
Business acquisitions and related equity transactions:
Lazard Ltd Class A common stock issuable (including related amortization)	185		185		185
Other	(4,518)		(4,518)		(4,518)
Balance - June 30, 2018 (*)	$935,787	$(211,757)	$724,030	$57,397	$781,427

(*)   As of January 1, 2018 and June 30, 2018, in addition to profit participation interests, there were two managing member interests.

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of June 30, 2018 and December 31, 2017. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

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

The consolidated results of operations for the three month and six month periods ended June 30, 2018 are not indicative of the results to be expected for any future interim or annual period.

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

The Company evaluated the potential impact of the new guidance, including (i) the timing of revenue recognition for Financial Advisory and Asset Management fees and (ii) the presentation of certain contract costs. With respect to revenue recognition, the Company assessed the impact of the new guidance on the recognition of fees for Financial Advisory (e.g., transaction completion, transaction announcement and retainers), and Asset Management (e.g., management and incentive fees). This assessment included an analysis of whether the Company’s fulfillment of its performance obligations would be deemed to occur over time, or at specific points in time, under the new guidance. Specifically, recognition would be deemed to occur over time if the client receives and consumes benefits from the services as the Company performs the services. The Company concluded that Financial Advisory and Asset Management fees would typically be recognized over time as performance occurs, subject to constraints, using an appropriate measure of progress based on resources consumed, which is consistent with when the client receives benefits. There was no material impact to the Company’s recognition of revenue upon adoption of the new guidance.

The new guidance requires the Company to prospectively present certain contract costs on a gross basis. The most significant changes with respect to presentation relate to (a) certain distribution costs within our Asset Management business and (b) certain reimbursable deal costs within our Financial Advisory business, both of which were previously presented net against revenues and are now presented as expenses on a gross basis under the new guidance because the Company is primarily responsible for fulfilling the promise of the arrangement.  For the three month and six month periods ended June 30, 2018, the presentation of such costs on a gross basis resulted in an increase to net revenue of $24,053 and $47,609, respectively, primarily comprised of increases to asset management fees and investment banking and other advisory fees. In addition, there was a corresponding increase to operating expenses of $24,053 and $47,609, respectively, primarily comprised of an increase to distribution costs presented within fund administration and outsourced services and an increase to reimbursable deal costs presented within marketing and business

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

development. These amounts would have been presented on a net basis prior to the adoption of the new guidance, and there was no material impact to net income as a result of the gross basis of presentation under the new guidance.

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

Clarifying the Definition of a Business—In January 2017, the FASB issued updated guidance to clarify the definition of a business within the context of business combinations. The updated guidance requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, such asset or group of assets is not a business. This updated guidance is expected to reduce the number of transactions that need to be further evaluated as business combinations. If further evaluation is necessary, the updated guidance will require that a business set include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output. The updated guidance will remove the evaluation of whether a market participant could replace missing elements. The new guidance is effective for annual and interim periods beginning after December 15, 2017 and is to be applied on a prospective basis. The Company adopted the new guidance on January 1, 2018 and it will be applied to business combinations on a prospective basis.

Compensation—Retirement Benefits—Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost—In March 2016, the FASB issued updated guidance on the presentation of net benefit cost in the statement of operations and the components eligible for capitalization. The new guidance requires that only the service cost component of net periodic pension cost and net periodic postretirement benefit cost be presented with other employee compensation costs in operating expenses, applied on a retrospective basis. The other components of net benefit cost, including amortization of prior service cost, and gains and losses from settlements and curtailments, are included in other operating expenses. The new guidance also stipulates that only the service cost component of net benefit cost is eligible for capitalization, applied on a prospective basis. This new guidance is effective for annual and interim periods beginning after December 15, 2017. The Company adopted the new guidance on January 1, 2018 and there was no material impact to the Company’s financial statements.

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

Improvements to Nonemployee Share-Based Payment Accounting—In June 2018, the FASB issued updated guidance to simplify the accounting for nonemployee share-based payment transactions. The new guidance generally requires equity-classified nonemployee share-based payment awards to be measured at the grant date, which is the date at which a grantor and grantee reach a mutual understanding of the key terms and conditions of a share-based payment award.  This update generally aligns the accounting for equity-classified share-based payment awards to nonemployees with the measurement date required for employees.  The new guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted.  Upon adoption, the new guidance would be applied on a modified retrospective basis. The Company is currently evaluating the new guidance.

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

Asset Management Fees—Fees for Asset Management services are primarily comprised of management fees and incentive fees. Management fees are derived from fees for investment management and other services provided to clients. Revenue is recorded in accordance with the same five criteria as Financial Advisory fees, which generally results in management fees being recorded on a daily, monthly or quarterly basis, primarily based on a percentage of client assets managed.  Fees vary with the type of assets managed, with higher fees earned on equity assets, alternative investment (such as hedge fund) and private equity funds, and lower fees earned on fixed income and money market products.  Expenses that are directly related to the sale or distribution of fund interests are recorded as incurred and presented within operating expenses when the Company is primarily responsible for fulfilling the promise of the arrangement.  Revenues associated with the reimbursement of such expenses are recorded when the Company is contractually entitled to reimbursement and presented within asset management fees.

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

The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended	Six Months Ended
	June 30, 2018 (d)	June 30, 2018 (d)
Net Revenue:
Financial Advisory (a)	$419,468	$827,935

Asset Management:
Management Fees and Other (b)	$340,160	$688,844
Incentive Fees (c)	12,428	18,027
Total Asset Management	$352,588	$706,871

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

With regard to the disclosure requirement for remaining performance obligations, the Company elected the practical expedients permitted in the guidance to (i) exclude contracts with a duration of one year or less; and (ii) exclude variable consideration, such as transaction completion and transaction announcement fees, that is allocated entirely to unsatisfied performance obligations. Excluded variable consideration typically relates to contracts with a duration of one year or less, and is generally constrained due to uncertainties. Therefore, when applying the practical expedients, amounts related to remaining performance obligations are not material to the Company’s financial statements.

4.	RECEIVABLES

The Company’s receivables represent fee receivables, amounts due from customers and other receivables, and amounts due from Lazard Ltd subsidiaries.

Receivables are stated net of an estimated allowance for doubtful accounts, for past due amounts and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute.

Activity in the allowance for doubtful accounts for the three month and six month periods ended June 30, 2018 and 2017 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Beginning Balance	$38,505	$29,662	$23,692	$16,386
Bad debt expense, net of recoveries	666	180	16,618	13,831
Charge-offs, foreign currency translation and other adjustments	(4,265)	(4,748)	(5,404)	(5,123)
Ending Balance	$34,906	$25,094	$34,906	$25,094

Bad debt expense, net of recoveries is included in “operating expenses—other” on the condensed consolidated statements of operations.

At June 30, 2018 and December 31, 2017, the Company had receivables past due or deemed uncollectible of $42,384 and $34,865, respectively.

Of the Company’s fee receivables at June 30, 2018 and December 31, 2017, $74,668 and $80,536, respectively, represented interest-bearing financing receivables. In addition, at June 30, 2018 and December 31, 2017, the Company had interest-bearing receivables from Lazard Ltd subsidiaries of $83,069 and $72, respectively. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of past due or uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $662,784 and $508,143 at June 30, 2018 and December 31, 2017, respectively, approximates fair value.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

5.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Interest-bearing deposits	$530	$556
Debt	74,583	6
Equities	39,818	45,257
Funds:
Alternative investments (a)	26,097	20,993
Debt (a)	87,529	84,077
Equity (a)	209,379	199,618
Private equity	67,258	76,679
	390,263	381,367
Total investments	505,194	427,186
Less:
Interest-bearing deposits	530	556
Investments, at fair value	$504,664	$426,630
Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$4,419	$7,338

(a)

Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $11,898, $57,444 and $147,862, respectively, at June 30, 2018 and $11,213, $48,391 and $131,893, respectively, at December 31, 2017, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 7 and 13).

Interest-bearing deposits have original maturities of greater than three months but equal to or less than one year and are carried at cost that approximates fair value due to their short-term maturities.

Debt primarily consists of U.S. Treasury securities with original maturities of greater than three months and less than one year.

Equities primarily consist of seed investments invested in marketable equity securities of large-, mid- and small-cap domestic, international and global companies held within separately managed accounts related to our Asset Management business.

Alternative investment funds primarily consist of interests in various Lazard-managed hedge funds, funds of funds and mutual funds. Such amounts primarily consist of seed investments in funds related to our Asset Management business and amounts related to LFI discussed above.

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

During the three month and six month periods ended June 30, 2018 and 2017, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to “trading” securities still held as of the reporting date as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net unrealized investment gains (losses)	$(5,864)	$7,803	$(15,155)	$20,983

6.	FAIR VALUE MEASUREMENTS

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

The fair value of the contingent consideration liability is classified as Level 3 and the fair value of the liability is remeasured at each reporting period. The inputs used to derive the fair value of the contingent consideration include the application of probabilities when assessing certain performance thresholds for the relevant periods. Any change in the fair value is recognized in “amortization and other acquisition-related (benefits) costs” in the condensed consolidated statement of operations. Our business acquisitions may involve the potential payment of contingent consideration upon the achievement of certain performance thresholds. The contingent consideration liability is initially recorded at fair value of the contingent payments on the acquisition date and is included in “other liabilities” on the condensed consolidated statements of financial condition. See Note 11.

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

The following tables present, as of June 30, 2018 and December 31, 2017, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	June 30, 2018
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$74,583	$-	$-	$-	$74,583
Equities	38,189	-	1,629	-	39,818
Funds:
Alternative investments	25,168	-	-	929	26,097
Debt	87,522	-	-	7	87,529
Equity	209,326	-	-	53	209,379
Private equity	-	-	-	67,258	67,258
Derivatives	-	6,399	-	-	6,399
Total	$434,788	$6,399	$1,629	$68,247	$511,063
Liabilities:
Securities sold, not yet purchased	$4,419	$-	$-	$-	$4,419
Contingent consideration liability			3,470	-	3,470
Derivatives	-	202,975	-	-	202,975
Total	$4,419	$202,975	$3,470	$-	$210,864

	December 31, 2017
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$6	$-	$-	$-	$6
Equities	43,665	-	1,592	-	45,257
Funds:
Alternative investments	17,353	-	-	3,640	20,993
Debt	84,071	-	-	6	84,077
Equity	199,565	-	-	53	199,618
Private equity	-	-	-	76,679	76,679
Derivatives	-	3,732	-	-	3,732
Total	$344,660	$3,732	$1,592	$80,378	$430,362
Liabilities:
Securities sold, not yet purchased	$7,338	$-	$-	$-	$7,338
Contingent consideration liability	-	-	4,656	-	4,656
Derivatives	-	198,417	-	-	198,417
Total	$7,338	$198,417	$4,656	$-	$210,411

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month and six month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,599	$62	$-	$-	$(32)	$1,629
Total Level 3 Assets	$1,599	$62	$-	$-	$(32)	$1,629

Liabilities:
Contingent consideration liability	$4,661	$(1,191)	$-	$-	$-	$3,470
Total Level 3 Liabilities	$4,661	$(1,191)	$-	$-	$-	$3,470

	Six Months Ended June 30, 2018
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,592	$61	$1	$-	$(25)	$1,629
Total Level 3 Assets	$1,592	$61	$1	$-	$(25)	$1,629

Liabilities:
Contingent consideration liability	$4,656	$(1,186)	$-	$-	$-	$3,470
Total Level 3 Liabilities	$4,656	$(1,186)	$-	$-	$-	$3,470

	Three Months Ended June 30, 2017
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,537	$(128)	$1,661	$-	$2	$3,072
Total Level 3 Assets	$1,537	$(128)	$1,661	$-	$2	$3,072

Liabilities:
Contingent consideration liability	$4,078	$30	$-	$-	$-	$4,108
Total Level 3 Liabilities	$4,078	$30	$-	$-	$-	$4,108

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

(a)

Earnings recorded in “other revenue” for investments in equities for the three month and six month periods ended June 30, 2018 and the three month and six month periods ended June 30, 2017 include net unrealized gains (losses) of $62, $61, $(128) and $(128), respectively. Earnings recorded in “amortization and other acquisition-related (benefits) costs” for the contingent consideration liability for the three month and six month periods ended June 30, 2018 and the three month and six month periods ended June 30, 2017 include unrealized (gains) losses of $(1,191), $(1,186), $30 and $744, respectively.

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the three month and six month periods ended June 30, 2018 and 2017.

The following tables present, at June 30, 2018 and December 31, 2017, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	June 30, 2018
					Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments		% of Fair Value Not Redeemable	% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$332	$-		NA	NA	NA	NA	(a)	60 days
Funds of funds	25	-		NA	NA	NA	NA	(b)	90 days
Other	572	-		NA	NA	NA	NA	(c)	<30-60 days
Debt funds	7	-		NA	NA	NA	NA	(d)	30 days
Equity funds	53	-		NA	NA	NA	NA	(e)	<30-90 days
Private equity funds:
Equity growth	67,258	8,650	(f)	100%	18%	39%	43%	NA	NA
Total	$68,247	$8,650

(a)	monthly (100%)
(b)	quarterly (100%)
(c)	daily (6%) and monthly (94%)
(d)	daily (100%)
(e)	daily (19%), monthly (49%) and quarterly (32%)
(f)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $15,517 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

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

Investment Capital Funding Commitments—At June 30, 2018, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $7,847. The investment period for EGCP III ended on October 12, 2016, after which point the Company’s obligation to fund capital contributions for new investments in EGCP III expired. The Company remains obligated until October 12, 2023 (or any earlier liquidation of EGCP III) to make capital contributions necessary to fund follow-on investments and to pay for fund expenses.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The table below presents the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 13) on the accompanying condensed consolidated statements of financial condition as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Derivative Assets:
Forward foreign currency exchange rate contracts	$1,193	$3,314
Total return swaps and other (a)	5,206	418
	$6,399	$3,732
Derivative Liabilities:
Forward foreign currency exchange rate contracts	$2,122	$4,846
Total return swaps and other (a)	9	11,270
LFI and other similar deferred compensation arrangements	200,844	182,301
	$202,975	$198,417

(a)

For total return swaps, amounts represent the netting of gross derivative assets and liabilities of $5,789 and $592 as of June 30, 2018, respectively, and $469 and $11,321 as of December 31, 2017, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are recorded “net” in “other assets”, with receivables for net cash collateral under such contracts of $1,216 and $17,616 as of June 30, 2018 and December 31, 2017, respectively.

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2018 and 2017, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Forward foreign currency exchange rate contracts	$6,236	$(6,630)	$3,753	$(5,158)
LFI and other similar deferred compensation arrangements	499	(5,753)	1,935	(13,106)
Total return swaps and other	790	(3,597)	2,446	(8,982)
Total	$7,525	$(15,980)	$8,134	$(27,246)

8.	PROPERTY

At June 30, 2018 and December 31, 2017, property consisted of the following:

	Estimated Depreciable	June 30,	December 31,
	Life in Years	2018	2017
Buildings	33	$147,669	$151,912
Leasehold improvements	3-20	185,680	173,102
Furniture and equipment	3-10	192,752	183,510
Construction in progress		13,497	13,120
Total		539,598	521,644
Less - Accumulated depreciation and amortization		324,863	317,816
Property		$214,735	$203,828

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at June 30, 2018 and December 31, 2017 are presented below:

	June 30,	December 31,
	2018	2017
Goodwill	$355,933	$362,760
Other intangible assets (net of accumulated amortization)	4,754	5,274
	$360,687	$368,034

At June 30, 2018 and December 31, 2017, goodwill of $291,392 and $298,219, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the six month periods ended June 30, 2018 and 2017 are as follows:

	Six Months Ended
	June 30,
	2018	2017
Balance, January 1	$362,760	$352,124
Foreign currency translation adjustments	(6,827)	7,968
Balance, June 30	$355,933	$360,092

All changes in the carrying amount of goodwill for the six month periods ended June 30, 2018 and 2017 are attributable to the Company’s Financial Advisory segment.

The gross cost and accumulated amortization of other intangible assets as of June 30, 2018 and December 31, 2017, by major intangible asset category, are as follows:

	June 30, 2018			December 31, 2017
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/incentive fees	$33,040	$29,060	$3,980	$33,040	$27,927	$5,113
Management fees, customer relationships and non-compete agreements	34,186	33,412	774	33,436	33,275	161
	$67,226	$62,472	$4,754	$66,476	$61,202	$5,274

Amortization expense of intangible assets, included in “amortization and other acquisition-related (benefits) costs” in the condensed consolidated statements of operations, for the three month and six month periods ended June 30, 2018 was $653 and $1,270, respectively, and for the three month and six month periods ended June 30, 2017 was $433 and $867, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2018 (July 1 through December 31)	$1,120
2019	1,648
2020	1,648
2021	150
2022	150
2023	38
Total amortization expense	$4,754

(a)	Approximately 37% of intangible asset amortization is attributable to a noncontrolling interest.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

10.	SENIOR DEBT

Senior debt is comprised of the following as of June 30, 2018 and December 31, 2017:

				Outstanding as of
	Initial		Annual	June 30, 2018			December 31, 2017
	Principal Amount	Maturity Date	Interest Rate(a)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2020 Senior Notes	$500,000	11/14/20	4.25%	$500,000	$2,187	$497,813	$500,000	$2,647	$497,353
Lazard Group 2025 Senior Notes	400,000	2/13/25	3.75%	400,000	3,124	396,876	400,000	3,361	396,639
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	300,000	3,412	296,588	300,000	3,609	296,391
Total				$1,200,000	$8,723	$1,191,277	$1,200,000	$9,617	$1,190,383

(a)

The effective interest rates of Lazard Group’s 4.25% senior notes due November 14, 2020 (the “2020 Notes”), Lazard Group’s 3.75% senior notes due February 13, 2025 (the “2025 Notes”) and Lazard Group’s 3.625% senior notes due March 1, 2027 (the “2027 Notes”) are 4.43%, 3.87% and 3.76%, respectively.

On September 25, 2015, Lazard Group entered into an Amended and Restated Credit Agreement for a five-year $150,000 senior revolving credit facility with a group of lenders (the “Amended and Restated Credit Agreement”), which expires in September 2020. The Amended and Restated Credit Agreement amended and restated the previous credit agreement dated September 25, 2012. Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. At June 30, 2018 and December 31, 2017, no amounts were outstanding under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of June 30, 2018, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

As of June 30, 2018, the Company had approximately $169,000 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement and unused lines of credit available to LFB of approximately $17,000 (at June 30, 2018 exchange rates).

The Company’s senior debt at June 30, 2018 and December 31, 2017 is carried at historical amounts of $1,191,277 and $1,190,383, respectively. At those dates, the fair value of such senior debt was approximately $1,183,000 and $1,230,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

11.	COMMITMENTS AND CONTINGENCIES

Leases—The Company has various leases and other contractual commitments arising in the ordinary course of business.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At June 30, 2018, LFB had $2,750 of such indemnifications and held $2,750 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the condensed consolidated statement of financial condition.

Business Acquisitions—For a business acquired in 2016, the remaining consideration consists of (i) 60,817 shares of Class A common stock subject to non-compete provisions, and (ii) up to 210,431 additional shares of Class A common stock that are subject to certain performance thresholds. As of June 30, 2018, none of the contingent shares had been earned.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, each of LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At June 30, 2018, LFB and LFNY had no such underwriting commitments.

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

During the six month periods ended June 30, 2018 and 2017, Lazard Group distributed $265,592 and $244,722, respectively, to the subsidiaries of Lazard Ltd.

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments as soon as practicable after the end of each fiscal year.  Such installment distributions usually begin in February.

Share Repurchase Program—During the six month period ended June 30, 2018 and since 2015, the Board of Directors of Lazard authorized the repurchase of Lazard Ltd Class A common stock as set forth in the table below:

Date	Repurchase Authorization	Expiration
February 2015	$150,000	December 31, 2016
January 2016	$200,000	December 31, 2017
April 2016	$113,182	December 31, 2017
November 2016	$236,000	December 31, 2018
October 2017	$200,000	December 31, 2019
April 2018	$300,000	December 31, 2020

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Six Months Ended June 30:	Number of Shares Purchased	Average Price Per Share
2017	4,268,479	$43.32
2018	4,147,526	$53.96

During the six month periods ended June 30, 2018 and 2017, certain of our executive officers received Lazard Ltd Class A common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of Lazard Ltd Class A common stock from the executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the six month periods ended June 30, 2018 and 2017, the Company purchased shares of Lazard Ltd Class A common stock from certain of our executive officers. The aggregate value of all such purchases during the six month periods ended June 30, 2018 and 2017 was approximately $16,400 and $14,700, respectively.

As of June 30, 2018, a total of $324,589 of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, of which $24,589 will expire on December 31, 2019 and $300,000 will expire on December 31, 2020.

During the six month period ended June 30, 2018, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

Accumulated Other Comprehensive Income (Loss), Net of Tax—The tables below reflect the balances of each component of AOCI at June 30, 2018 and 2017 and activity during the three month and six month periods then ended:

	Three Months Ended June 30, 2018
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, April 1, 2018	$(24,841)	$(155,418)	$(180,259)	$-	$(180,259)
Activity:
Other comprehensive income (loss) before reclassifications	(40,576)	8,300	(32,276)	(1)	(32,275)
Adjustments for items reclassified to earnings, net of tax	-	777	777	-	777
Net other comprehensive income (loss)	(40,576)	9,077	(31,499)	(1)	(31,498)
Balance, June 30, 2018	$(65,417)	$(146,341)	$(211,758)	$(1)	$(211,757)

	Six Months Ended June 30, 2018
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2018	$(43,790)	$(151,466)	$(195,256)	$-	$(195,256)
Activity:
Other comprehensive income (loss) before reclassifications	(21,627)	3,286	(18,341)	(1)	(18,340)
Adjustments for items reclassified to earnings, net of tax	-	1,839	1,839	-	1,839
Net other comprehensive income (loss)	(21,627)	5,125	(16,502)	(1)	(16,501)
Balance, June 30, 2018	$(65,417)	$(146,341)	$(211,758)	$(1)	$(211,757)

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

	Three Months Ended June 30, 2017
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, April 1, 2017	$(96,007)	$(160,880)	$(256,887)	$(2)	$(256,885)
Activity:
Other comprehensive income (loss) before reclassifications	25,323	(8,609)	16,714	1	16,713
Adjustments for items reclassified to earnings, net of tax	-	1,356	1,356	-	1,356
Net other comprehensive income (loss)	25,323	(7,253)	18,070	1	18,069
Balance, June 30, 2017	$(70,684)	$(168,133)	$(238,817)	$(1)	$(238,816)

	Six Months Ended June 30, 2017
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2017	$(109,306)	$(161,471)	$(270,777)	$(2)	$(270,775)
Activity:
Other comprehensive income (loss) before reclassifications	38,622	(9,104)	29,518	1	29,517
Adjustments for items reclassified to earnings, net of tax	-	2,442	2,442	-	2,442
Net other comprehensive income (loss)	38,622	(6,662)	31,960	1	31,959
Balance, June 30, 2017	$(70,684)	$(168,133)	$(238,817)	$(1)	$(238,816)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month and six month periods ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Amortization relating to employee benefit plans (a)	$1,245	$1,552	$2,523	$2,914
Less - related income taxes	468	196	684	472
Total reclassifications, net of tax	$777	$1,356	$1,839	$2,442

(a)	Included in the computation of net periodic benefit cost (see Note 14). Such amounts are included in “operating expenses—other” on the condensed consolidated statements of operations.

Noncontrolling Interests—Noncontrolling interests principally represent interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The tables below summarize net income attributable to noncontrolling interests for the three month and six month periods ended June 30, 2018 and 2017 and noncontrolling interests as of June 30, 2018 and December 31, 2017 in the Company’s condensed consolidated financial statements:

	Net Income Attributable to Noncontrolling Interests
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Edgewater	$1,415	$520	$3,383	$3,397
Other	1	2	2	2
Total	$1,416	$522	$3,385	$3,399

	Noncontrolling Interests as of
	June 30,	December 31,
	2018	2017
Edgewater	$57,386	$58,568
Other	11	14
Total	$57,397	$58,582

13.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2018 Plan, 2008 Plan and 2005 Equity Incentive Plan (the “2005 Plan”) and activity with respect thereto during the three month and six month periods ended June 30, 2018 and 2017 is presented below.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs and restricted stock awards) and “professional services” expense (with respect to DSUs) within the Company’s accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Share-based incentive awards:
RSUs	$55,635	$54,354	$116,522	$110,295
PRSUs	17,051	16,417	28,018	28,199
Restricted Stock	12,600	13,161	23,373	22,810
DSUs	863	771	959	848
Total	$86,149	$84,703	$168,872	$162,152

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

RSUs generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any dividends paid on Class A common stock during such period. During the six month periods ended June 30, 2018 and 2017, dividend participation rights required the issuance of 636,207 and 739,079 RSUs, respectively.

Non-executive members of the Board of Directors of Lazard Group, who are the same Non-Executive Directors of Lazard Ltd (“Non-Executive Directors”), receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 30,463 and 31,280 DSUs granted during the six month periods ended June 30, 2018 and 2017, respectively.  Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of Class A common stock at the time of cessation of service to the Board of Directors. DSUs include a cash dividend participation right equivalent to dividends paid on Class A common stock.

The Company’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date immediately preceding the date of the grant. During the six month periods ended June 30, 2018 and 2017, 6,281 and 7,035 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following is a summary of activity relating to RSUs and DSUs during the six month periods ended June 30, 2018 and 2017:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2018	12,919,846	$40.23	278,422	$37.46
Granted (including 636,207 RSUs relating to dividend participation)	3,974,389	$54.07	36,744	$52.18
Forfeited	(105,853)	$44.55	-	-
Vested	(5,542,633)	$42.86	-	-
Balance, June 30, 2018	11,245,749	$43.78	315,166	$39.18
Balance, January 1, 2017	11,698,138	$40.65	276,725	$36.05
Granted (including 739,079 RSUs relating to dividend participation)	5,134,126	$43.07	38,315	$44.30
Forfeited	(92,011)	$39.98	-	-
Vested	(3,937,970)	$45.36	(43,465)	$35.77
Balance, June 30, 2017	12,802,283	$40.17	271,575	$37.26

In connection with RSUs that vested during the six month periods ended June 30, 2018 and 2017, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,635,514 and 1,267,560 shares of Class A common stock during such respective six month periods. Accordingly, 3,907,119 and 2,670,410 shares of Class A common stock held by the Company were delivered during the six month periods ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, estimated unrecognized RSU compensation expense was approximately $203,205, with such expense expected to be recognized over a weighted average period of approximately 0.9 years subsequent to June 30, 2018.

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the six month periods ended June 30, 2018 and 2017:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2018	1,938,160	$40.54
Granted	529,987	$54.45
Forfeited	(26,222)	$47.00
Vested	(848,187)	$44.24
Balance, June 30, 2018	1,593,738	$43.09
Balance, January 1, 2017	1,655,073	$40.95
Granted	841,355	$42.58
Forfeited	(32,568)	$41.96
Vested	(458,814)	$45.57
Balance, June 30, 2017	2,005,046	$40.56

In connection with shares of restricted Class A common stock that vested during the six month periods ended June 30, 2018 and 2017, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 289,831 and 135,528 shares of Class A common stock during such respective six month periods. Accordingly, 558,356 and 323,286 shares of Class A common stock held by the Company were delivered during the six month periods ended June 30, 2018 and 2017, respectively.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The restricted stock awards include a cash dividend participation right equivalent to dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At June 30, 2018, estimated unrecognized restricted stock expense was approximately $31,084, with such expense to be recognized over a weighted average period of approximately 0.8 years subsequent to June 30, 2018.

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

The following is a summary of activity relating to PRSUs during the six month periods ended June 30, 2018 and 2017:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2018	1,591,693	$42.46
Granted (a)	399,869	$56.80
Vested	(799,402)	$46.74
Balance, June 30, 2018	1,192,160	$44.39
Balance, January 1, 2017	1,590,756	$40.76
Granted (a)	458,113	$43.76
Vested	(825,565)	$42.27
Balance, June 30, 2017	1,223,304	$40.86

(a)	Represents PRSU awards granted during the relevant year at the target payout level.

In connection with certain PRSUs that vested or were settled during the six month periods ended June 30, 2018 and 2017, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 91,962 and 126,264 shares of Class A common stock during such respective six month periods. Accordingly, 707,440 and 699,301 shares of Class A common stock held by the Company were delivered during the six month periods ended June 30, 2018 and 2017, respectively.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of June 30, 2018, the total estimated unrecognized compensation expense was approximately $12,594, and the Company expects to amortize such expense over a weighted-average period of approximately 0.9 years subsequent to June 30, 2018.

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

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the six month periods ended June 30, 2018 and 2017:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2018	$60,355	$182,301
Granted	104,551	104,551
Settled	-	(84,422)
Forfeited	(618)	(876)
Amortization	(50,057)	-
Change in fair value related to:
Decrease in fair value of underlying investments	-	(1,935)
Adjustment for estimated forfeitures	-	2,330
Other	(1,424)	(1,105)
Balance, June 30, 2018	$112,807	$200,844

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2017	$49,650	$170,388
Granted	77,580	77,580
Settled	-	(95,633)
Forfeited	(585)	(933)
Amortization	(39,503)	-
Change in fair value related to:
Increase in fair value of underlying investments	-	13,106
Adjustment for estimated forfeitures	-	2,138
Other	942	1,312
Balance, June 30, 2017	$88,084	$167,958

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 0.9 years subsequent to June 30, 2018.

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Amortization, net of forfeitures	$36,293	$28,310	$52,129	$41,293
Change in the fair value of underlying investments	(499)	5,753	(1,935)	13,106
Total	$35,794	$34,063	$50,194	$54,399

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

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s pension plans for the three month and six month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
Components of Net Periodic Benefit Cost (Credit):
Service cost	$223	$335
Interest cost	3,977	4,086
Expected return on plan assets	(7,583)	(6,455)
Amortization of:
Prior service cost	-	-
Net actuarial loss (gain)	1,245	1,552
Net periodic benefit cost (credit)	$(2,138)	$(482)

	Six Months Ended June 30,
	2018	2017
Components of Net Periodic Benefit Cost (Credit):
Service cost	$453	$675
Interest cost	8,039	8,067
Expected return on plan assets	(15,366)	(12,560)
Amortization of:
Prior service cost	-	30
Net actuarial loss (gain)	2,523	2,884
Net periodic benefit cost (credit)	$(4,351)	$(904)

15.	INCOME TAXES

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

The Company recorded income tax provisions of $31,445 and $50,060 for the three month and six month periods ended June 30, 2018, respectively, and $32,440 and $54,435 for the three month and six month periods ended June 30, 2017, respectively, representing effective tax rates of 16.4%, 13.2%, 18.5% and 16.6%, respectively. The difference between the U.S. federal statutory rate of 21.0% and 35.0% for 2018 and 2017, respectively, and the effective tax rates reflected above principally relates to (i) Lazard Group primarily operating as a limited liability company in the U.S., (ii) change in the valuation allowance affecting the provision for income taxes, (iii) taxes payable to foreign jurisdictions, (iv) excess net tax benefit for share-based incentive compensation, and (v) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate.

On January 1, 2017, the Company adopted new accounting guidance on share-based incentive compensation. As a result of the adoption of this new guidance, the Company recognized excess tax benefits of $14,085 and $2,018 from the vesting of share-based incentive compensation in the provision for income taxes in the condensed consolidated statements of operations for the six month periods ended June 30, 2018 and 2017, respectively. The Company also recorded deferred tax assets of $4,945, net of a valuation allowance of $12,090, as of January 1, 2017, for previously unrecognized excess tax benefits (including tax benefits from dividends or dividend equivalents) on share-based incentive compensation, with an offsetting adjustment to retained earnings.

16.	RELATED PARTIES

Receivables from and Payables to Lazard Ltd Subsidiaries

Lazard Group’s receivables from subsidiaries of Lazard Ltd at June 30, 2018 and December 31, 2017 included interest-bearing loans of $83,069 and $72, respectively, including accrued interest thereon.  Interest income relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $200 and $221 for the three month and six month periods ended June 30, 2018, respectively, and $10 and $143 for the three month and six month periods ended June 30, 2017, respectively.

Lazard Group’s payables to subsidiaries of Lazard Ltd at June 30, 2018 and December 31, 2017 included interest-bearing loans, including interest thereon, of $62,036 and $64,203, respectively.  Interest expense relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $929 and $1,902 for the three month and six month periods ended June 30, 2018, respectively, and $931 and $1,875 for the three month and six month periods ended June 30, 2017, respectively.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Sponsored Funds

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Investment advisory fees relating to such services were $170,680 and $351,990 for the three month and six month periods ended June 30, 2018, respectively, and $167,382 and $307,959 for the three month and six month periods ended June 30, 2017, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $84,565 and $69,107 remained as receivables at June 30, 2018 and December 31, 2017, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.

Other

See Note 12 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.

17.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At June 30, 2018, LFNY’s regulatory net capital was $109,681, which exceeded the minimum requirement by $106,644. LFNY’s aggregate indebtedness to net capital ratio was 0.42:1 as of June 30, 2018.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At June 30, 2018, the aggregate regulatory net capital of the U.K. Subsidiaries was $166,717, which exceeded the minimum requirement by $148,324.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At June 30, 2018, the consolidated regulatory net capital of CFLF was $130,702, which exceeded the minimum requirement set for regulatory capital levels by $76,071. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At March 31, 2018, the regulatory net capital of the combined European regulated group was $176,098, which exceeded the minimum requirement set for regulatory capital levels by $63,607. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At June 30, 2018, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $158,343, which exceeded the minimum required capital by $130,629.

At June 30, 2018, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the three month and six month periods ended June 30, 2018 and 2017 is prepared using the following methodology:

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

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2018	2017	2018	2017
Financial Advisory	Net Revenue	$419,468	$410,632	$827,935	$746,316
	Operating Expenses	324,287	311,285	646,795	570,647
	Operating Income	$95,181	$99,347	$181,140	$175,669
Asset Management	Net Revenue	$352,588	$309,878	$706,871	$593,241
	Operating Expenses	229,561	215,901	459,230	404,652
	Operating Income	$123,027	$93,977	$247,641	$188,589
Corporate	Net Revenue	$(17,417)	$(4,484)	$(26,906)	$(1,054)
	Operating Expenses	8,977	13,594	23,109	34,946
	Operating Loss	$(26,394)	$(18,078)	$(50,015)	$(36,000)
Total	Net Revenue	$754,639	$716,026	$1,507,900	$1,338,503
	Operating Expenses	562,825	540,780	1,129,134	1,010,245
	Operating Income	$191,814	$175,246	$378,766	$328,258

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

	As Of
	June 30, 2018	December 31, 2017
Total Assets
Financial Advisory	$855,321	$817,185
Asset Management	709,833	756,398
Corporate	2,505,465	2,726,990
Total	$4,070,619	$4,300,573

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Group’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Form 10-K”). All references to “2018,” “2017,” “second quarter,” “first half” or “the period” refer to, as the context requires, the three month and six month periods ended June 30, 2018 and June 30, 2017.

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

Our consolidated net revenue was derived from the following segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Financial Advisory	56%	57%	55%	56%
Asset Management	47	43	47	44
Corporate	(3)	-	(2)	-
Total	100%	100%	100%	100%

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

Equity market indices for developed markets and emerging markets at June 30, 2018 generally increased as compared to such indices at June 30, 2017. Emerging markets equity indices at June 30, 2018 generally decreased as compared to such indices at December 31, 2017. In the global M&A markets during the first half of 2018, the value of all completed M&A transactions increased as compared to the same period in the prior year, as did the subset of such transactions involving values greater than $500 million, while the number of all such transactions decreased during the first half of 2018 as compared to the same period in the prior year. During the same time, the value of all announced M&A transactions, including the subset of such transactions involving values greater than $500 million, increased. During the first half of 2018, global restructuring activity, as measured by the number of corporate defaults, decreased as compared to the first half of 2017.

On an ongoing basis, regional, macroeconomic and geopolitical factors, including trade policy and regional tax and regulatory reform, may impact our business. Overall, the global macroeconomic outlook for the near- to mid-term appears supportive for both of our businesses. The U.S. economy remains healthy, and the environment in Europe has improved. Corporate cash balances remain high, and borrowing costs remain low for companies with strong credit ratings. Although market volatility may affect our business from time to time, the longer-term trends appear to remain favorable for both of our businesses.

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

Overall, we continue to focus on the development of our business, including the generation of stable revenue growth, earnings growth and member returns, the evaluation of potential growth opportunities, the investment in new technology to support the development of existing and new business opportunities, the prudent management of our costs and expenses, the efficient use of our assets and the return of equity to our members.

Certain data with respect to our Financial Advisory and Asset Management businesses is included below.

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value of all completed transactions, including completed transactions with values greater than $500 million, increased in the first half of 2018 as compared to 2017, while the number of all such transactions decreased in the first half of 2018 as compared to 2017. With respect to announced M&A transactions, the value of all transactions, including the value of announced transactions involving values greater than $500 million, increased in the first half of 2018 as compared to 2017.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Incr / (Decr)	2018	2017	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$1,010	$938	8%	$1,910	$1,820	5%
Number	7,713	10,151	(24)%	16,847	20,505	(18)%
Deals Greater than $500 million:
Value	$832	$714	17%	$1,527	$1,370	11%
Number	284	283	0%	578	596	(3)%
Announced M&A Transactions:
All deals:
Value	$1,345	$825	63%	$2,507	$1,586	58%
Number	8,276	10,224	(19)%	17,646	20,509	(14)%
Deals Greater than $500 million:
Value	$1,135	$598	90%	$2,079	$1,141	82%
Number	402	313	28%	712	579	23%

Source: Dealogic as of July 6, 2018.

Global restructuring activity during the first half of 2018, as measured by the number of corporate defaults, decreased as compared to the first half of 2017. The number of defaulting issuers decreased to 46 in the first half of 2018, according to Moody’s Investors Service, Inc., as compared to 50 in the first half of 2017.

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

Asset Management

The percentage change in major equity market indices at June 30, 2018, as compared to such indices at March 31, 2018, December 31, 2017, and at June 30, 2017, is shown in the table below.

	Percentage Changes June 30, 2018 vs.
	March 31, 2018	December 31, 2017	June 30, 2017
MSCI World Index	2%	1%	12%
Euro Stoxx	4%	-	2%
MSCI Emerging Market	(8)%	(7)%	9%
S&P 500	3%	3%	14%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM and the nature of the AUM product mix. Accordingly, market movements, foreign currency exchange rate volatility and changes in our AUM product mix will impact the level of revenues we receive from our Asset Management business when comparing periodic results. A substantial portion of our AUM is invested in equities. Movements in AUM during the period generally reflect the changes in equity market indices. Our AUM at June 30, 2018 decreased 5% versus AUM at December 31, 2017, primarily due to foreign exchange depreciation, market depreciation and net outflows. Average AUM for the second quarter of 2018 was 10% higher than the average AUM for the second quarter of 2017. Average AUM for the first half of 2018 increased 17% as compared to the first half of 2017.

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

Corporate segment net revenue consists primarily of investment gains and losses on the Company’s “seed investments” related to our Asset Management business and principal investments in private equity funds, net of hedging activities, as well as gains and losses on investments held in connection with Lazard Fund Interests (“LFI”) and interest income and interest expense. Corporate net revenue also can fluctuate due to changes in the fair value of investments classified as “trading”, as well as due to changes in interest and currency exchange rates and in the levels of cash, investments and indebtedness.

Although Corporate segment net revenue during 2018 is not significant compared to Lazard’s net revenue, total assets in the Corporate segment represented 62% of Lazard’s consolidated total assets as of June 30, 2018, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, deferred tax assets and certain assets associated with LFB.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of previously granted deferred incentive compensation awards, including (a) share-based incentive compensation under the Lazard Ltd 2018 Incentive Compensation Plan (the “2018 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”), and (b) LFI and other similar deferred compensation arrangements (see Note 13 of Notes to Condensed Consolidated Financial Statements), (iii) a provision for discretionary or guaranteed cash bonuses and profit pools and (iv) when applicable, severance payments. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our actual and forecasted operating and financial performance, staffing levels, estimated forfeiture rates, competitive pay conditions and the nature of revenues earned, as well as the mix between current and deferred compensation.

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

Our operating expenses also include “amortization and other acquisition-related (benefits) costs” which includes the change in fair value of the contingent consideration associated with business acquisitions.

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

A portion of our net revenue is derived from transactions that are denominated in currencies other than the U.S. Dollar. Net revenue for the three month and six month periods ended June 30, 2018 was positively impacted by exchange rate movements in comparison to the relevant prior year period. The majority of the impact to net revenue was offset by the impact of the exchange rate movements on our operating expenses during the periods denominated in currencies other than the U.S. Dollar.

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP. Selected financial data derived from the Company’s reported condensed consolidated results of operations is set forth below, followed by a more detailed discussion of both the consolidated and business segment results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	($ in thousands)
Net Revenue	$754,639	$716,026	$1,507,900	$1,338,503
Operating Expenses:
Compensation and benefits	414,615	413,532	817,922	774,848
Non-compensation	148,748	126,785	311,128	233,786
Amortization and other acquisition-related (benefits) costs	(538)	463	84	1,611
Total operating expenses	562,825	540,780	1,129,134	1,010,245
Operating Income	191,814	175,246	378,766	328,258
Provision for income taxes	31,445	32,440	50,060	54,435
Net Income	160,369	142,806	328,706	273,823
Less - Net Income Attributable to Noncontrolling Interests	1,416	522	3,385	3,399
Net Income Attributable to Lazard Group	$158,953	$142,284	$325,321	$270,424
Operating Income, as a % of net revenue	25.4%	24.5%	25.1%	24.5%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	($ in thousands)
Operating Revenue:
Net revenue	$754,639	$716,026	$1,507,900	$1,338,503
Adjustments:
Interest expense (a)	13,534	12,764	27,031	26,897
Distribution fees, reimbursable deal costs and bad debt expense (b)	(24,719)	-	(64,227)	-
Revenue related to noncontrolling interests (c)	(5,622)	(3,098)	(10,839)	(8,040)
(Gains) losses on investments pertaining to LFI (d)	499	(5,753)	1,935	(13,106)
Operating revenue	$738,331	$719,939	$1,461,800	$1,344,254

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$414,615	$413,532	$817,922	$774,848
Adjustments:
Noncontrolling interests (a)	(3,346)	(1,968)	(5,873)	(3,611)
(Charges) credits pertaining to LFI (b)	499	(5,753)	1,935	(13,106)
Adjusted compensation and benefits expense	$411,768	$405,811	$813,984	$758,131
Adjusted compensation and benefits expense, as a % of operating revenue	55.8%	56.4%	55.7%	56.4%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)

Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$148,748	$126,785	$311,128	$233,786
Adjustments:
Expenses associated with ERP system implementation (a)	(5,404)	(8,861)	(12,830)	(8,861)
Expenses related to office space reorganization (b)	(1,036)	(3,161)	(2,425)	(3,161)
Distribution fees, reimbursable deal costs and bad debt expense (c)	(24,719)	-	(64,227)	-
Noncontrolling interests (d)	(683)	(677)	(1,230)	(1,099)
Adjusted non-compensation expense	$116,906	$114,086	$230,416	$220,665
Adjusted non-compensation expense, as a % of operating revenue	15.8%	15.8%	15.8%	16.4%

(a)	Represents expenses associated with the Enterprise Resource Planning (“ERP”) system implementation.
(b)	Represents incremental rent expense and lease abandonment costs related to office space reorganization.
(c)

Represents certain distribution fees and reimbursable deal costs paid to third parties for which an equal amount is excluded from both operating revenue and non-compensation expense, respectively, and excludes bad debt expense, which represents fees that are deemed uncollectible.

(d)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	($ in thousands)
Earnings From Operations:
Operating revenue	$738,331	$719,939	$1,461,800	$1,344,254
Deduct:
Adjusted compensation and benefits expense	(411,768)	(405,811)	(813,984)	(758,131)
Adjusted non-compensation expense	(116,906)	(114,086)	(230,416)	(220,665)
Earnings from operations	$209,657	$200,042	$417,400	$365,458
Earnings from operations, as a % of operating revenue	28.4%	27.8%	28.6%	27.2%

Headcount information is set forth below:

	As of
	June 30, 2018	December 31, 2017	June 30, 2017
Headcount:
Managing Directors:
Financial Advisory	163	149	155
Asset Management	101	96	97
Corporate	17	22	21
Total Managing Directors	281	267	273
Other Employees:
Business segment professionals	1,297	1,297	1,282
All other professionals and support staff	1,301	1,265	1,259
Total	2,879	2,829	2,814

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

Three Months Ended June 30, 2018 versus June 30, 2017

The Company reported net income attributable to Lazard Group of $159 million, as compared to net income of $142 million in the 2017 period.

Net revenue increased $39 million, or 5%, with operating revenue increasing $18 million, or 3%, as compared to the 2017 period. Net revenue in the 2018 period reflects the adoption of new revenue recognition guidance (see Note 2 of Notes to Condensed Consolidated Financial Statements). Fee revenue from investment banking and other advisory activities increased $9 million, or 2%, as compared to the 2017 period. Asset management fees, including incentive fees, increased $42 million, or 14%, as compared to the 2017 period, primarily due to an increase in average AUM, as well as the impact of the new revenue recognition guidance discussed above. In the aggregate, interest income, other revenue and interest expense decreased $12 million, as compared to the 2017 period, primarily due to lower income attributable to investments held in connection with LFI.

Compensation and benefits expense increased $1 million as compared to the 2017 period.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $412 million, an increase of $6 million, or 1%, as compared to $406 million in the 2017 period. The ratio of adjusted compensation and benefits expense to operating revenue was 55.8% for the 2018 period, as compared to 56.4% for the 2017 period and 55.6% for full-year 2017.

Non-compensation expense increased $22 million, or 17%, as compared to the 2017 period, primarily due to the impact of the new revenue recognition guidance discussed above, expenses associated with the ERP system implementation and expenses related to office space reorganization. Adjusted non-compensation expense, which excludes non-compensation costs related to the impact of the new revenue recognition guidance, ERP system implementation, office space reorganization and noncontrolling interests, increased $3 million, or 2%, as compared to the 2017 period. The ratio of adjusted non-compensation expense to operating revenue was 15.8% for both the 2018 and 2017 periods.

Amortization and other acquisition-related (benefits) costs reflects a benefit of $1 million in the 2018 period, as compared to costs of $1 million in the 2017 period, primarily due to the change in the fair market value of contingent consideration.

Operating income increased $17 million, or 9%, as compared to the 2017 period.

Earnings from operations increased $10 million, or 5%, as compared to the 2017 period, and, as a percentage of operating revenue, was 28.4%, as compared to 27.8% in the 2017 period.

The provision for income taxes reflects an effective tax rate of 16.4%, as compared to 18.5% for the 2017 period. The decrease in the effective tax rate is primarily due to an increase in excess net tax benefits related to share-based incentive compensation.

Net income attributable to noncontrolling interests increased $1 million as compared to the 2017 period.

Six Months Ended June 30, 2018 versus June 30, 2017

The Company reported net income attributable to Lazard Group of $325 million, as compared to net income of $270 million in the 2017 period.

Net revenue increased $169 million, or 13%, with operating revenue increasing $118 million, or 9%, as compared to the 2017 period. Net revenue in the 2018 period reflects the adoption of new revenue recognition guidance (see Note 2 of Notes to Condensed Consolidated Financial Statements). Fee revenue from investment banking and other advisory activities increased $82 million, or 11%, as compared to the 2017 period, primarily due to an increase in M&A Advisory revenue, partially offset by a decrease in Restructuring revenue. Asset management fees, including incentive fees, increased $107 million, or 19%, as compared to the 2017 period, primarily due to an increase in average AUM, as well as the impact of the new revenue recognition guidance discussed above.

In the aggregate, interest income, other revenue and interest expense decreased $20 million, or 74%, as compared to the 2017 period, primarily due to lower income attributable to investments held in connection with LFI.

Compensation and benefits expense increased $43 million, or 6%, as compared to the 2017 period, primarily associated with increased operating revenue.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $814 million, an increase of $56 million, or 7%, as compared to $758 million in the 2017 period. The ratio of adjusted compensation and benefits expense to operating revenue was 55.7% for the 2018 period, as compared to 56.4% for the 2017 period and 55.6% for full-year 2017.

Non-compensation expense increased $77 million, or 33%, as compared to the 2017 period, primarily due to the impact of the new revenue recognition guidance discussed above, expenses associated with the ERP system implementation and expenses related to office space reorganization. Adjusted non-compensation expense, which excludes non-compensation costs related to the impact of the new revenue recognition guidance, ERP system implementation, office space reorganization and noncontrolling interests, increased $10 million, or 4%, as compared to the 2017 period. The ratio of adjusted non-compensation expense to operating revenue was 15.8% for the 2018 period, as compared to 16.4% in the 2017 period.

Amortization and other acquisition-related (benefits) costs was flat in the 2018 period, as compared to costs of $2 million in the 2017 period, primarily due to the change in the fair market value of contingent consideration.

Operating income increased $51 million, or 15%, as compared to the 2017 period.

Earnings from operations increased $52 million, or 14%, as compared to the 2017 period, and, as a percentage of operating revenue, was 28.6%, as compared to 27.2% in the 2017 period.

The provision for income taxes reflects an effective tax rate of 13.2%, as compared to 16.6% for the 2017 period. The decrease in the effective tax rate is primarily due to an increase in excess net tax benefits related to share-based incentive compensation.

Net income attributable to noncontrolling interests remained substantially unchanged as compared to the 2017 period.

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

Financial Advisory

The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	($ in thousands)
Net Revenue	$419,468	$410,632	$827,935	$746,316
Operating Expenses	324,287	311,285	646,795	570,647
Operating Income	$95,181	$99,347	$181,140	$175,669
Operating Income, as a % of net revenue	22.7%	24.2%	21.9%	23.5%

Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Lazard Statistics:
Number of clients with fees greater than $1 million:
Total Financial Advisory	88	84	159	152
Percentage of total Financial Advisory net revenue from top 10 clients	33%	43%	24%	35%
Number of M&A transactions completed with values greater than $500 million (a)	19	23	46	49

(a)	Source: Dealogic as of July 6, 2018.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Americas	56%	54%	54%	59%
EMEA	38	40	40	37
Asia Pacific	6	6	6	4
Total	100%	100%	100%	100%

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

Three Months Ended June 30, 2018 versus June 30, 2017

Financial Advisory net revenue increased $9 million, or 2%, as compared to the 2017 period. Clients which in the aggregate represented a significant portion of our Financial Advisory revenue in the 2018 period included Altice, AccorHotels, Bacardi, Breitburn Energy Partners, Community Health Systems, Dover, Sanofi, Takata, Unibail-Rodamco and Wilson Therapeutics.

Operating expenses increased $13 million, or 4%, as compared to the 2017 period.

Financial Advisory operating income was $95 million, a decrease of $4 million, or 4%, as compared to operating income of $99 million in the 2017 period and, as a percentage of net revenue, was 22.7%, as compared to 24.2% in the 2017 period.

Six Months Ended June 30, 2018 versus June 30, 2017

Financial Advisory net revenue increased $82 million, or 11%, as compared to the 2017 period. The increase in Financial Advisory revenue was primarily a result of an increase in the number of fees greater than $1 million, as compared to the 2017 period.

Operating expenses increased $76 million, or 13%, as compared to the 2017 period, primarily due to an increase in compensation associated with increased operating revenue.

Financial Advisory operating income was $181 million, an increase of $5 million, or 3%, as compared to operating income of $176 million in the 2017 period and, as a percentage of net revenue, was 21.9%, as compared to 23.5% in the 2017 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	June 30, 2018	December 31, 2017
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$47,207	$52,349
Global	43,932	43,663
Local	40,688	42,650
Multi-Regional	67,014	70,696
Total Equity	198,841	209,358
Fixed Income:
Emerging Markets	16,453	17,320
Global	4,155	4,109
Local	5,306	4,497
Multi-Regional	8,151	9,154
Total Fixed Income	34,065	35,080
Alternative Investments	2,764	2,846
Private Equity	1,458	1,478
Cash Management	748	697
Total AUM	$237,876	$249,459

Total AUM at June 30, 2018 was $238 billion, a decrease of $11 billion, or 5%, as compared to total AUM of $249 billion at December 31, 2017, primarily due to foreign exchange depreciation, market depreciation and net outflows. Average AUM for the three month and six month periods ended June 30, 2018 increased 10% and 17%, respectively, as compared to the three month and six month periods ended June 30, 2017, respectively.

As of June 30, 2018, approximately 88% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 12% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, and was unchanged from the corresponding percentages at December 31, 2017.

As of June 30, 2018, AUM with foreign currency exposure represented approximately 72% of our total AUM as compared to 74% at December 31, 2017. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month and six month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$210,077	$6,782	$(10,399)	$(3,617)	$(1,102)	$(6,517)	$198,841
Fixed Income	36,656	1,364	(1,615)	(251)	(763)	(1,577)	34,065
Other	4,947	146	(124)	22	39	(38)	4,970
Total	$251,680	$8,292	$(12,138)	$(3,846)	$(1,826)	$(8,132)	$237,876

(a)

Inflows in the Equity asset class were primarily attributable to the Multi-Regional, Global and Emerging Markets platforms, and inflows in the Fixed Income asset class were primarily attributable to the Global and Emerging Markets platforms. Outflows in the Equity and Fixed Income asset classes were primarily attributable to the Multi-Regional, Global and Emerging Markets platforms.

	Six Months Ended June 30, 2018
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$209,358	$17,708	$(20,453)	$(2,745)	$(3,302)	$(4,470)	$198,841
Fixed Income	35,080	4,055	(2,693)	1,362	(1,299)	(1,078)	34,065
Other	5,021	305	(361)	(56)	(23)	28	4,970
Total	$249,459	$22,068	$(23,507)	$(1,439)	$(4,624)	$(5,520)	$237,876

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

	Three Months Ended June 30, 2017
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$178,979	$8,506	$(8,440)	$66	$6,206	$2,840	$188,091
Fixed Income	32,218	1,155	(1,858)	(703)	845	805	33,165
Other	3,981	445	(173)	272	172	80	4,505
Total	$215,178	$10,106	$(10,471)	$(365)	$7,223	$3,725	$225,761

	Six Months Ended June 30, 2017
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

As of July 20, 2018, AUM was $241.4 billion, a $3.5 billion increase since June 30, 2018. The increase in AUM was due to market appreciation of $3.1 billion and net inflows of $0.5 billion, partially offset by foreign exchange depreciation of $0.1 billion.

Average AUM for the three month and six month periods ended June 30, 2018 and 2017 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	($ in millions)
Average AUM by Asset Class:
Equity	$205,221	$184,864	$209,777	$177,953
Fixed Income	34,975	32,816	35,911	32,188
Alternative Investments	2,797	2,787	2,857	2,729
Private Equity	1,457	1,384	1,460	1,291
Cash Management	677	357	609	334
Total Average AUM	$245,127	$222,208	$250,614	$214,495

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	($ in thousands)
Net Revenue	$352,588	$309,878	$706,871	$593,241
Operating Expenses	229,561	215,901	459,230	404,652
Operating Income	$123,027	$93,977	$247,641	$188,589
Operating Income, as a % of net revenue	34.9%	30.3%	35.0%	31.8%

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Americas	57%	57%	56%	58%
EMEA	34	33	34	32
Asia Pacific	9	10	10	10
Total	100%	100%	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended June 30, 2018 versus June 30, 2017

Asset Management net revenue increased $43 million, or 14%, as compared to the 2017 period. Management fees and other revenue was $341 million, an increase of $48 million, or 16%, as compared to $293 million in the 2017 period, primarily due to an increase in average AUM, as well as the impact of the new revenue recognition guidance discussed above. Incentive fees were $12 million, a decrease of $5 million as compared to $17 million in the 2017 period.

Operating expenses increased $14 million, or 6%, as compared to the 2017 period, primarily due to the impact of the new revenue recognition guidance.

Asset Management operating income was $123 million, an increase of $29 million, or 31%, as compared to operating income of $94 million in the 2017 period and, as a percentage of net revenue, was 34.9%, as compared to 30.3% in the 2017 period.

Six Months Ended June 30, 2018 versus June 30, 2017

Asset Management net revenue increased $114 million, or 19%, as compared to the 2017 period. Management fees and other revenue was $689 million, an increase of $120 million, or 21%, as compared to $569 million in the 2017 period, primarily due to an increase in average AUM, as well as the impact of the new revenue recognition guidance discussed above. Incentive fees were $18 million, a decrease of $6 million as compared to $24 million in the 2017 period.

Operating expenses increased $55 million, or 13%, as compared to the 2017 period, primarily due to the impact of the new revenue recognition guidance.

Asset Management operating income was $248 million, an increase of $59 million, or 31%, as compared to operating income of $189 million in the 2017 period and, as a percentage of net revenue, was 35.0%, as compared to 31.8% in the 2017 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	($ in thousands)
Interest Income	$1,854	$1,176	$4,152	$2,025
Interest Expense	(13,532)	(12,990)	(27,509)	(27,314)
Net Interest (Expense)	(11,678)	(11,814)	(23,357)	(25,289)
Other Revenue (Expense)	(5,739)	7,330	(3,549)	24,235
Net Revenue (Expense)	(17,417)	(4,484)	(26,906)	(1,054)
Operating Expenses	8,977	13,594	23,109	34,946
Operating Income (Loss)	$(26,394)	$(18,078)	$(50,015)	$(36,000)

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended June 30, 2018 versus June 30, 2017

Net interest expense remained substantially unchanged as compared to the 2017 period.

Other revenue decreased $13 million as compared to the 2017 period, primarily due to lower income in the 2018 period attributable to investments held in connection with LFI.

Operating expenses decreased $5 million as compared to the 2017 period, primarily due to a decrease in compensation and benefits expense, including a decrease in charges pertaining to LFI.

Six Months Ended June 30, 2018 versus June 30, 2017

Net interest expense decreased $2 million, or 8%, as compared to the 2017 period.

Other revenue decreased $28 million as compared to the 2017 period, primarily due to lower income in the 2018 period attributable to investments held in connection with LFI.

Operating expenses decreased $12 million as compared to the 2017 period, primarily due to a decrease in compensation and benefits expense, including a decrease in charges pertaining to LFI.

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

Summary of Cash Flows:

	Six Months Ended
	June 30,
	2018	2017
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$329	$274
Adjustments to reconcile net income to net cash provided by operating activities (a)	237	228
Other operating activities (b)	(575)	(111)
Net cash provided by (used in) operating activities	(9)	391
Investing activities	(30)	(9)
Financing activities (c)	(538)	(317)
Effect of exchange rate changes	(47)	91
Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(624)	156
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	2,441	1,580
End of Period	$1,817	$1,736

(a)	Consists of the following:

	Six Months Ended
	June 30,
	2018	2017
	($ in millions)
Depreciation and amortization of property	$17	$15
Amortization of deferred expenses and share-based incentive compensation	224	208
Deferred tax provision (benefit)	(4)	3
Amortization and other acquisition-related costs	-	2
Total	$237	$228

(b)	Includes net changes in operating assets and liabilities.
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

Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”. In the first half of 2018, as reflected on the condensed consolidated statements of financial condition, both “deposits with banks and short-term investments” and “deposits and other customer payables” increased as compared to December 31, 2017, due to a higher level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, distributions to members, purchases of shares of Lazard Ltd Class A common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At June 30, 2018, Lazard Group had approximately $780 million of cash, with such amount including approximately $513 million held at Lazard’s operations outside the U.S. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, we expect that no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations. Although the Tax Act generally requires companies to pay a one-time repatriation tax on previously unremitted foreign earnings of certain non-U.S. corporate subsidiaries, most of the Company’s operations outside the U.S. are conducted in “pass-through” entities for U.S. income tax purposes, and the Company has already provided for U.S. income taxes on their earnings. As a result, the Company expects that no material amount of additional U.S. income taxes would be recognized as a result of the Tax Act’s one-time repatriation tax or otherwise upon the receipt of cash dividends or distributions of such earnings from our foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of June 30, 2018, Lazard had approximately $169 million in unused lines of credit available to it, including a $150 million, five-year, senior revolving credit facility with a group of lenders that expires in September 2020 (the “Amended and Restated Credit Agreement”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $17 million (at June 30, 2018 exchange rates).

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

Financing Activities

The table below sets forth our corporate indebtedness as of June 30, 2018 and December 31, 2017. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		June 30, 2018			December 31, 2017
Senior Debt	Maturity Date	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2020 Senior Notes	2020	$500.0	$2.2	$497.8	$500.0	$2.6	$497.4
Lazard Group 2025 Senior Notes	2025	400.0	3.1	396.9	400.0	3.4	396.6
Lazard Group 2027 Senior Notes	2027	300.0	3.4	296.6	300.0	3.6	296.4
		$1,200.0	$8.7	$1,191.3	$1,200.0	$9.6	$1,190.4

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, along with the use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months.

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended June 30, 2018, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.09 to 1.00 and its Consolidated Interest Coverage Ratio being 21.54 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of June 30, 2018.

In addition, the Amended and Restated Credit Agreement, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At June 30, 2018, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Members’ Equity

At June 30, 2018, total members’ equity was $781 million, as compared to $907 million at December 31, 2017, including $724 million and $848 million attributable to Lazard Group on the respective dates. The net activity in members’ equity during the six month period ended June 30, 2018 is reflected in the table below (in millions of dollars):

Members’ Equity - January 1, 2018	$907
Increase (decrease) due to:
Net income	329
Other comprehensive loss	(17)
Amortization of share-based incentive compensation	170
Purchase of Lazard Ltd Class A common stock	(224)
Settlement of share-based incentive compensation (a)	(109)
Distributions to members and noncontrolling interests, net	(270)
Other - net	(5)
Members’ Equity - June 30, 2018	$781

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

Six Months Ended June 30:	Number of Shares Purchased	Average Price Per Share
2017	4,268,479	$43.32
2018	4,147,526	$53.96

As of June 30, 2018, a total of $325 million of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, of which $25 million will expire on December 31, 2019 and $300 million will expire on December 31, 2020.

During the six month period ended June 30, 2018, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, pursuant to which it effected stock repurchases in the open market.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of June 30, 2018:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior debt (including interest) (a)	$1,455,292	$47,125	$583,625	$51,750	$772,792
Operating leases (exclusive of $31,056 of committed sublease income)	770,322	81,164	148,717	114,958	425,483
Investment capital funding commitments (b)	8,650	8,650	-	-	-
Total (c)	$2,234,264	$136,939	$732,342	$166,708	$1,198,275

(a)	See Note 10 of Notes to Condensed Consolidated Financial Statements.
(b)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $15,517 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders. See Note 6 of Notes to Condensed Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.

(c)

The table above excludes contingent obligations, as well as any possible payments for uncertain tax positions, given the inability to make a reasonably reliable estimate of the timing of the amounts of any such payments. See also Notes 11, 13, 14, and 15 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans, and income taxes, respectively.

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

On January 1, 2017, we adopted new accounting guidance on share-based incentive compensation. As a result of the adoption of this new guidance, we recognized excess tax benefits of $14.0 million and $2.0 million from the vesting of share-based incentive compensation in the provision for income taxes in the condensed consolidated statements of operations for the six month periods ended June 30, 2018 and 2017, respectively. Upon adoption of the new guidance, we also recorded deferred tax assets of $4.9 million, net of a valuation allowance of $12.1 million, for previously unrecognized excess tax benefits (including tax benefits from dividends or dividend equivalents) on share-based incentive compensation, with an offsetting adjustment to retained earnings. See Note 15 of Notes to Condensed Consolidated Financial Statements for further information on the adoption of this new guidance. The new guidance has since January 1, 2017 affected, and the Company expects that in future periods the new guidance will affect, the provision for income taxes for the delivery of stock under share-based incentive compensation arrangements, as well as the effective tax rate in the relevant periods, which could be material to the condensed consolidated statements of operations and the classification of cash flows in the relevant periods.

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

Data relating to investments is set forth below:

	June 30, 2018	December 31, 2017
	($ in thousands)
Seed investments by asset class:
Equities (a)	$99,016	$111,067
Fixed income	9,617	15,215
Alternative investments	13,281	8,392
Total seed investments	121,914	134,674
Other investments owned:
Private equity (b)	48,458	57,457
Interest-bearing deposits	530	556
Fixed income and other (c)	98,288	23,780
Total other investments owned	147,276	81,793
Subtotal	269,190	216,467
Add:
Private equity consolidated, not owned (d)	18,800	19,222
LFI (e)	217,204	191,497
Total investments	$505,194	$427,186

(a)	At June 30, 2018 and December 31, 2017, seed investments in directly owned equity securities were invested as follows:

	June 30, 2018	December 31, 2017
Percentage invested in:
Financials	25%	27%
Consumer	33	25
Industrial	12	15
Technology	13	11
Other	17	22
Total	100%	100%

(b)

Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $28 million and $36 million as of June 30, 2018 and December 31, 2017, respectively.

(c)	At June 30, 2018, includes investment in U.S. Treasury securities of approximately $75 million with original maturities of greater than three months and less than one year.
(d)

Represents private equity investments that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “members’ equity” on the condensed consolidated statements of financial condition.

(e)

Composed of investments held in connection with LFI and other similar deferred compensation arrangements. The market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to awards expected to vest. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives.  LFI investments held in entities in which the Company maintained a controlling interest were $68 million in four entities as of June 30, 2018, as compared to $53 million in two entities as of December 31, 2017.

At June 30, 2018 and December 31, 2017, total investments with a fair value of $505 million and $427 million, respectively, included $68 million and $80 million, respectively, or 13% and 19%, respectively, of investments that were classified using NAV or its equivalent as a practical expedient. See Notes 5 and 6 of Notes to Condensed Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of June 30, 2018 and December 31, 2017, the Company held seed investments of approximately $122 million and $135 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $27 million in seven entities as of June 30, 2018, as compared to $28 million in eight entities as of December 31, 2017.

As of June 30, 2018 and December 31, 2017, the Company did not consolidate or deconsolidate any seed investment entities or LFI investment entities. As such, 100% of the recorded balance of seed investments and LFI investments as of June 30, 2018 and December 31, 2017 represented the Company’s economic interest in the seed investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed investment entities.

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

Risk Management

Investments

The Company has investments in a variety of asset classes, primarily debt and equity securities, and interests in alternative investments, debt, equity and private equity funds. The Company makes investments primarily to seed strategies in our Asset Management business or to reduce exposure arising from LFI and other similar deferred compensation arrangements. The Company measures its net economic exposure to market and other risks arising from investments that it owns, excluding (i) investments held in connection with LFI and other similar deferred compensation arrangements, (ii) investments in funds owned entirely by the noncontrolling interest holders of certain acquired entities and (iii) interest-bearing deposits with maturities over 90 days that allow daily withdrawals without principal penalties.

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

Equity Market Price Risk—At June 30, 2018 and December 31, 2017, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $103 million and $107 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $0.9 million and $2.0 million in the carrying value of such investments as of June 30, 2018 and December 31, 2017, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At June 30, 2018 and December 31, 2017, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $129 million and $58 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $1.3 million in the carrying value of such investments as of both June 30, 2018 and December 31, 2017, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At June 30, 2018 and December 31, 2017, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $59 million and $65 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a decrease of approximately $1.5 million and $1.7 million in the carrying value of such investments as of June 30, 2018 and December 31, 2017, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At June 30, 2018 and December 31, 2017, the Company’s exposure to changes in fair value of such investments was approximately $48 million and $57 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $4.8 million and $5.7 million in the carrying value of such investments as of June 30, 2018 and December 31, 2017, respectively.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At June 30, 2018, total receivables amounted to $821 million, net of an allowance for doubtful accounts of $35 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries, and customers and other receivables comprised 74%, 13% and 13% of total receivables, respectively. At December 31, 2017, total receivables amounted to $589 million, net of an allowance for doubtful accounts of $24 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries, and customers and other receivables comprised 83%, 3% and 14% of total receivables, respectively. At June 30, 2018 and December 31, 2017, the Company had receivables past due or deemed uncollectible of approximately $42 million and $35 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit (primarily for clients of LFG). At June 30, 2018 and December 31, 2017, customer receivables included $55 million and $61 million of LFB loans, respectively, with such loans being fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $6 million and $4 million at June 30, 2018 and December 31, 2017, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $2 million and $16 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $201 million and $182 million at June 30, 2018 and December 31, 2017, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of June 30, 2018, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $8 million in the event interest rates were to increase by 1% and decrease by approximately $8 million if rates were to decrease by 1%.

As of June 30, 2018, the Company’s cash and cash equivalents totaled approximately $780 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, (iii) in short-term certificates of deposit from such banks and (iv) in short-term U.S. Treasury securities. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

10.3*	Lazard Ltd’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.4*	Lazard Ltd’s 2008 Incentive Compensation Plan (incorporated by reference to Annex B to Lazard Ltd’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.5*	Lazard Ltd’s 2016 French Sub-plan (incorporated by reference to Annex B to Lazard Ltd’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 10, 2016).

10.6*	Lazard Ltd 2018 Incentive Compensation Plan (incorporated by reference to Annex B to Lazard Ltd’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 15, 2018).

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

Dated: July 30, 2018

LAZARD GROUP LLC

By:	/s/ Evan L. Russo
Name:	Evan L. Russo
Title:	Chief Financial Officer

By:	/s/ Dominick Ragone
Name:	Dominick Ragone
Title:	Chief Accounting Officer