Form 10-Q
period 2018-09-30
Lazard Group LLC
filed 2018-10-29
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 19, 2018, in addition to profit participation interests, there were two managing member interests outstanding.

TABLE OF CONTENTS

When we use the terms “Lazard Group”, “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company, that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock (the “Class A common stock”) are publicly traded on the New York Stock Exchange under the symbol “LAZ”.  Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd’s primary operating asset is its indirect ownership as of September 30, 2018 of all of the common membership interests in Lazard Group and its controlling interest in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries that are co-managing members of Lazard Group.

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

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

(UNAUDITED)

(dollars in thousands)

	September 30,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$1,102,606	$1,470,296
Deposits with banks and short-term investments	1,015,872	935,431
Cash deposited with clearing organizations and other segregated cash	37,985	35,539
Receivables (net of allowance for doubtful accounts of $34,472 and $23,692 at September 30, 2018 and December 31, 2017, respectively):
Fees	546,636	487,800
Customers and other	93,979	83,816
Lazard Ltd subsidiaries	23,033	17,135
	663,648	588,751
Investments	609,595	427,186
Property (net of accumulated amortization and depreciation of $331,702 and $317,816 at September 30, 2018 and December 31, 2017, respectively)	212,886	203,828
Goodwill and other intangible assets (net of accumulated amortization of $63,126 and $61,202 at September 30, 2018 and December 31, 2017, respectively)	357,381	368,034
Deferred tax assets	43,270	46,646
Other assets	301,090	224,862
Total Assets	$4,344,333	$4,300,573

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

(UNAUDITED)

(dollars in thousands)

	September 30,	December 31,
	2018	2017
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$1,056,343	$992,338
Accrued compensation and benefits	487,426	591,394
Senior debt	1,433,702	1,190,383
Payable to Lazard Ltd subsidiaries	63,388	65,271
Deferred tax liabilities	6,442	9,195
Other liabilities	551,992	545,092
Total Liabilities	3,599,293	3,393,673
Commitments and contingencies
MEMBERS’ EQUITY
Members' equity (net of 10,455,449 and 9,907,479 shares of Lazard Ltd Class A common stock, at a cost of $489,304 and $411,560 at September 30, 2018 and December 31, 2017, respectively)	908,702	1,043,574
Accumulated other comprehensive loss, net of tax	(217,577)	(195,256)
Total Lazard Group LLC Members' Equity	691,125	848,318
Noncontrolling interests	53,915	58,582
Total Members’ Equity	745,040	906,900
Total Liabilities and Members’ Equity	$4,344,333	$4,300,573

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUE
Investment banking and other advisory fees	$309,118	$305,530	$1,136,013	$1,050,471
Asset management fees	312,790	301,719	986,777	868,522
Interest income	3,075	1,615	8,018	4,959
Other	15,250	29,155	46,315	81,092
Total revenue	640,233	638,019	2,177,123	2,005,044
Interest expense	15,221	14,248	44,211	42,770
Net revenue	625,012	623,771	2,132,912	1,962,274
OPERATING EXPENSES
Compensation and benefits	342,294	359,294	1,160,216	1,134,142
Occupancy and equipment	28,673	29,082	87,786	87,334
Marketing and business development	21,803	20,045	75,575	63,463
Technology and information services	36,368	31,371	102,098	87,329
Professional services	13,067	11,005	40,745	31,559
Fund administration and outsourced services	34,748	18,292	103,159	52,539
Amortization and other acquisition-related (benefits) costs	(1,109)	335	(1,025)	1,946
Other	14,436	9,153	50,860	30,510
Total operating expenses	490,280	478,577	1,619,414	1,488,822
OPERATING INCOME	134,732	145,194	513,498	473,452
Provision for income taxes	25,393	27,367	75,453	81,802
NET INCOME	109,339	117,827	438,045	391,650
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,652	2,261	5,037	5,660
NET INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$107,687	$115,566	$433,008	$385,990

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
NET INCOME	$109,339	$117,827	$438,045	$391,650
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	(7,631)	17,818	(29,258)	56,440
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $214 and $(1,197) for the three months ended September 30, 2018 and 2017, respectively, and $618 and $(3,673) for the nine months ended September 30, 2018 and 2017, respectively)	863	(4,715)	4,149	(13,819)
Adjustment for items reclassified to earnings (net of tax expense of $264 and $204 for the three months ended September 30, 2018 and 2017, respectively, and $948 and $676 for the nine months ended September 30, 2018 and 2017, respectively)	949	1,081	2,788	3,523
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(5,819)	14,184	(22,321)	46,144
COMPREHENSIVE INCOME	103,520	132,011	415,724	437,794
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,653	2,261	5,037	5,661
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$101,867	$129,750	$410,687	$432,133

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$438,045	$391,650
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	25,078	23,203
Amortization of deferred expenses and share-based incentive compensation	293,027	283,995
Amortization and other acquisition-related (benefits) costs	(1,025)	1,946
Deferred tax provision (benefit)	(1,462)	2,413
Loss on extinguishment of debt	6,523	-
(Increase) decrease in operating assets:
Receivables-net	(87,885)	122,056
Investments	(184,542)	27,927
Other assets	(144,895)	(70,944)
Increase (decrease) in operating liabilities:
Accrued compensation and benefits and other liabilities	(42,867)	(59,924)
Net cash provided by operating activities	299,997	722,322
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(39,141)	(15,387)
Disposals of property	1,365	285
Net cash used in investing activities	(37,776)	(15,102)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Customer deposits	79,960	149,506
Contributions from noncontrolling interests	528	-
Issuance of senior debt, net of expenses	490,970	-
Payments for:
Senior debt	(255,543)	-
Capital lease obligations	(57)	(7,329)
Distributions to noncontrolling interests	(10,232)	(3,049)
Purchase of Class A common stock	(306,591)	(252,538)
Distributions to members	(364,751)	(294,966)
Settlement of vested share-based incentive compensation	(109,485)	(67,384)
Other financing activities	(5,484)	(10,083)
Net cash used in financing activities	(480,685)	(485,843)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(66,339)	128,040
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(284,803)	349,417
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—January 1	2,441,266	1,580,138
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—September 30	$2,156,463	$1,929,555

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:
	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$1,102,606	$1,470,296
Deposits with banks and short-term investments	1,015,872	935,431
Cash deposited with clearing organizations and other segregated cash	37,985	35,539
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$2,156,463	$2,441,266

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2017

(UNAUDITED)

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total
	Members'	Income (Loss),	Members'	Noncontrolling	Members'
	Equity	Net of Tax	Equity	Interests	Equity
Balance - January 1, 2017 (*)	$949,669	$(270,775)	$678,894	$57,246	$736,140
Adjustment for the cumulative effect on prior years from the adoption of new accounting guidance related to share-based incentive compensation	4,945		4,945		4,945
Balance, as adjusted - January 1, 2017	954,614	(270,775)	683,839	57,246	741,085
Comprehensive income:
Net income	385,990		385,990	5,660	391,650
Other comprehensive income - net of tax		46,143	46,143	1	46,144
Amortization of share-based incentive compensation	220,648		220,648		220,648
Distributions to members and noncontrolling interests, net	(294,966)		(294,966)	(3,049)	(298,015)
Purchase of Class A common stock	(252,538)		(252,538)		(252,538)
Delivery of Class A common stock in connection with share-based incentive compensation	(67,384)		(67,384)		(67,384)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)	278		278		278
Delivery of Class A common stock and related tax benefit of $10	615		615		615
Other	(4,803)		(4,803)	204	(4,599)
Balance - September 30, 2017 (*)	$942,454	$(224,632)	$717,822	$60,062	$777,884

(*)   As of January 1, 2017 and September 30, 2017, in addition to profit participation interests, there were two managing member interests.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2018

(UNAUDITED)

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total
	Members'	Income (Loss),	Members'	Noncontrolling	Members'
	Equity	Net of Tax	Equity	Interests	Equity
Balance - January 1, 2018 (*)	$1,043,574	$(195,256)	$848,318	$58,582	$906,900
Comprehensive income (loss):
Net income	433,008		433,008	5,037	438,045
Other comprehensive loss - net of tax		(22,321)	(22,321)	-	(22,321)
Amortization of share-based incentive compensation	218,186		218,186		218,186
Distributions to members and noncontrolling interests, net	(364,751)		(364,751)	(9,704)	(374,455)
Purchase of Class A common stock	(306,591)		(306,591)		(306,591)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $173	(109,657)		(109,657)		(109,657)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)	278		278		278
Other	(5,345)		(5,345)		(5,345)
Balance - September 30, 2018 (*)	$908,702	$(217,577)	$691,125	$53,915	$745,040

(*)   As of January 1, 2018 and September 30, 2018, in addition to profit participation interests, there were two managing member interests.

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of September 30, 2018 and December 31, 2017. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

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

The consolidated results of operations for the three month and nine month periods ended September 30, 2018 are not indicative of the results to be expected for any future interim or annual period.

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

The Company evaluated the potential impact of the new guidance, including (i) the timing of revenue recognition for Financial Advisory and Asset Management fees and (ii) the presentation of certain contract costs. With respect to revenue recognition, the Company assessed the impact of the new guidance on the recognition of fees for Financial Advisory (e.g., transaction completion, transaction announcement and retainers), and Asset Management (e.g., management and incentive fees), including the potential requirement under the new guidance to recognize certain transaction completion fees in periods prior to the periods in which the applicable transactions close. The Company’s assessment included an analysis of whether the Company’s fulfillment of its performance obligations would be deemed to occur over time, or at specific points in time, under the new guidance. Specifically, recognition would be deemed to occur over time if the client receives and consumes benefits from the services as the Company performs the services. The Company concluded that Financial Advisory and Asset Management fees would typically be recognized over time as performance occurs, subject to constraints, using an appropriate measure of progress based on resources consumed, which is consistent with when the client receives benefits. There was no material impact to the Company’s recognition of revenue upon adoption of the new guidance.

The new guidance requires the Company to prospectively present certain contract costs on a gross basis. The most significant changes with respect to presentation relate to (a) certain distribution costs within our Asset Management business and (b) certain reimbursable deal costs within our Financial Advisory business, both of which were previously presented net against revenues and are now presented as expenses on a gross basis under the new guidance because the Company is primarily responsible for fulfilling the promise of the arrangement.  For the three month and nine month periods ended September 30, 2018, the presentation of such costs on a gross basis resulted in an increase to net revenue of $24,392 and $72,001, respectively, primarily comprised of increases to asset management fees and investment banking and other advisory fees. In addition, there was a corresponding increase to operating expenses of $24,392 and $72,001, respectively, primarily comprised of an increase to distribution costs presented within fund administration and outsourced services and an increase to reimbursable deal costs presented within marketing and business

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

development. These amounts would have been presented on a net basis prior to the adoption of the new guidance, and there was no material impact to net income as a result of the gross basis of presentation under the new guidance.

See Note 3 for further information on contracts within the scope of the new guidance.

Classification of Certain Cash Receipts and Cash Payments—In August and November 2016, the FASB issued updated guidance which clarifies how a company should classify certain cash receipts and cash payments on the statement of cash flows and clarifies that restricted cash should be included in the total of cash and cash equivalents on the statement of cash flows. The new guidance for both updates is effective for annual and interim periods beginning after December 15, 2017 and is to be applied on a retrospective basis. The Company adopted this new guidance on January 1, 2018. The adoption of the new guidance in the first quarter of 2018 resulted in the reclassification of “cash deposited with clearing organizations and other segregated cash” and “deposits with banks and short-term investments” from operating activities to components of “cash and cash equivalents and restricted cash” on the condensed consolidated statement of cash flows. In addition, the Company reclassified cash flows related to customer deposits from operating activities to financing activities. This resulted in changes in deposits with banks and short-term investments and customer deposits no longer being reflected in cash flows from operating activities. Except for the reclassification of these items on the condensed consolidated statement of cash flows, the new guidance had no impact on the Company’s financial statements.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Leases—In February 2016, the FASB issued updated guidance for leases. The guidance requires a lessee to (i) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial condition, (ii) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (iii) classify all cash payments within operating activities in the statement of cash flows. The new guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Currently, the Company plans to adopt the new guidance as of the effective date, January 1, 2019, and is considering the practical expedients available. The new guidance is to be applied on a modified retrospective basis.

The Company continues to evaluate the new guidance, and is in the process of evaluating its leasing activities and contracts, as well as processes and internal controls over financial reporting relating to its leasing activities. See Note 11 for further information on the Company's commitments under lease agreements. The population of contracts potentially subject to recognition in the statement of financial condition and their initial measurement remains under evaluation.

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

Intangibles—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract—In August 2018, the FASB issued updated guidance on the accounting for implementation costs incurred in a cloud computing arrangement. The new guidance requires the capitalization of the implementation costs incurred in a cloud computing arrangement to be aligned with the requirements for capitalizing costs incurred to develop or obtain internal-use software. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. Upon adoption, the Company may elect to apply the new guidance on either a prospective or retrospective basis. The Company is currently evaluating the new guidance.

Fair Value Measurement: Changes to the Disclosure Requirements for Fair Value Measurement—In August 2018, the FASB issued updated guidance which modifies the disclosure requirements on fair value measurement. The updated guidance eliminates or modifies various required disclosures under the current guidance and includes additional requirements. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the new guidance.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Compensation–Retirement Benefits: Changes to the Disclosure Requirements for Defined Benefit Plans—In August 2018, the FASB issued updated guidance which modifies the disclosure requirements regarding defined benefit plans and other postretirement plans. The updated guidance eliminates or clarifies certain currently required disclosures and includes additional requirements. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the new guidance.

3.	REVENUE RECOGNITION

Investment Banking and Other Advisory Fees—Fees for Financial Advisory services are recorded when: (i) a contract with a client has been identified, (ii) the performance obligations in the contract have been identified, (iii) the fee or other transaction price has been determined, (iv) the fee or other transaction price has been allocated to each performance obligation in the contract, and (v) the Company has satisfied the applicable performance obligation. The expenses that are directly related to such transactions are recorded as incurred and presented within operating expenses when the Company is primarily responsible for fulfilling the promise of the arrangement. Revenues associated with the reimbursement of such expenses are recorded when the Company is contractually entitled to reimbursement and presented within investment banking and other advisory fees.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended	Nine Months Ended
	September 30, 2018 (d)	September 30, 2018 (d)
Net Revenue:
Financial Advisory (a)	$309,846	$1,137,781

Asset Management:
Management Fees and Other (b)	$323,283	$1,012,127
Incentive Fees (c)	1,957	19,984
Total Asset Management	$325,240	$1,032,111
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

Activity in the allowance for doubtful accounts for the three month and nine month periods ended September 30, 2018 and 2017 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Beginning Balance	$34,906	$25,094	$23,692	$16,386
Bad debt expense, net of recoveries	1,488	4,753	18,106	18,584
Charge-offs, foreign currency translation and other adjustments	(1,922)	(2,383)	(7,326)	(7,506)
Ending Balance	$34,472	$27,464	$34,472	$27,464

Bad debt expense, net of recoveries is included in “operating expenses—other” on the condensed consolidated statements of operations.

At September 30, 2018 and December 31, 2017, the Company had receivables past due or deemed uncollectible of $38,047 and $34,865, respectively.

Of the Company’s fee receivables at September 30, 2018 and  December 31, 2017, $77,540 and $80,536, respectively, represented interest-bearing financing receivables. In addition, at December 31, 2017, the Company had interest-bearing receivables from Lazard Ltd subsidiaries of $72. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of past due or uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $586,108 and $508,143 at September 30, 2018 and December 31, 2017, respectively, approximates fair value.

5.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Interest-bearing deposits	$519	$556
Debt	202,592	6
Equities	36,810	45,257
Funds:
Alternative investments (a)	18,169	20,993
Debt (a)	89,476	84,077
Equity (a)	202,354	199,618
Private equity	59,675	76,679
	369,674	381,367
Total investments	609,595	427,186
Less:
Interest-bearing deposits	519	556
Investments, at fair value	$609,076	$426,630
Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$6,876	$7,338

(a)

Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $9,979, $59,282 and $149,813, respectively, at September 30, 2018 and $11,213, $48,391 and $131,893, respectively, at December 31, 2017, held in

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 7 and 13).

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

During the three month and nine month periods ended September 30, 2018 and 2017, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to “trading” securities still held as of the reporting date as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net unrealized investment gains (losses)	$1,972	$6,949	$(13,183)	$27,932

6.	FAIR VALUE MEASUREMENTS

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following tables present, as of September 30, 2018 and December 31, 2017, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	September 30, 2018
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$202,592	$-	$-	$-	$202,592
Equities	35,182	-	1,628	-	36,810
Funds:
Alternative investments	17,254	-	-	915	18,169
Debt	89,469	-	-	7	89,476
Equity	202,302	-	-	52	202,354
Private equity	-	-	-	59,675	59,675
Derivatives	-	7,490	-	-	7,490
Total	$546,799	$7,490	$1,628	$60,649	$616,566
Liabilities:
Securities sold, not yet purchased	$6,876	$-	$-	$-	$6,876
Contingent consideration liability	-	-	1,707	-	1,707
Derivatives	-	206,729	-	-	206,729
Total	$6,876	$206,729	$1,707	$-	$215,312

	December 31, 2017
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$6	$-	$-	$-	$6
Equities	43,665	-	1,592	-	45,257
Funds:
Alternative investments	17,353	-	-	3,640	20,993
Debt	84,071	-	-	6	84,077
Equity	199,565	-	-	53	199,618
Private equity	-	-	-	76,679	76,679
Derivatives	-	3,732	-	-	3,732
Total	$344,660	$3,732	$1,592	$80,378	$430,362
Liabilities:
Securities sold, not yet purchased	$7,338	$-	$-	$-	$7,338
Contingent consideration liability	-	-	4,656	-	4,656
Derivatives	-	198,417	-	-	198,417
Total	$7,338	$198,417	$4,656	$-	$210,411

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,629	$-	$-	$-	$(1)	$1,628
Total Level 3 Assets	$1,629	$-	$-	$-	$(1)	$1,628

Liabilities:
Contingent consideration liability	$3,470	$(1,763)	$-	$-	$-	$1,707
Total Level 3 Liabilities	$3,470	$(1,763)	$-	$-	$-	$1,707

	Nine Months Ended September 30, 2018
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,592	$61	$1	$-	$(26)	$1,628
Total Level 3 Assets	$1,592	$61	$1	$-	$(26)	$1,628

Liabilities:
Contingent consideration liability	$4,656	$(2,949)	$-	$-	$-	$1,707
Total Level 3 Liabilities	$4,656	$(2,949)	$-	$-	$-	$1,707

	Three Months Ended September 30, 2017
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$3,072	$130	$-	$(1,661)	$6	$1,547
Total Level 3 Assets	$3,072	$130	$-	$(1,661)	$6	$1,547

Liabilities:
Contingent consideration liability	$4,108	$(98)	$-	$-	$-	$4,010
Total Level 3 Liabilities	$4,108	$(98)	$-	$-	$-	$4,010

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

(a)

Earnings recorded in “other revenue” for investments in equities for the three month and nine month periods ended September 30, 2018 and the three month and nine month periods ended September 30, 2017 include net unrealized gains of $0, $61, $130 and $2, respectively. Earnings recorded in “amortization and other acquisition-related (benefits) costs” for the contingent consideration liability for the three month and nine month periods ended September 30, 2018 and the three month and nine month periods ended September 30, 2017 include unrealized (gains) losses of $(1,763), $(2,949), $(98) and $646, respectively.

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the three month and nine month periods ended September 30, 2018 and 2017.

The following tables present, at September 30, 2018 and December 31, 2017, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	September 30, 2018
					Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments		% of Fair Value Not Redeemable	% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$330	$-		NA	NA	NA	NA	(a)	60 days
Funds of funds	23	-		NA	NA	NA	NA	(b)	90 days
Other	562	-		NA	NA	NA	NA	(c)	<30-60 days
Debt funds	7	-		NA	NA	NA	NA	(d)	30 days
Equity funds	52	-		NA	NA	NA	NA	(e)	<30-90 days
Private equity funds:
Equity growth	59,675	8,632	(f)	100%	15%	36%	49%	NA	NA
Total	$60,649	$8,632

(a)	monthly (100%)
(b)	quarterly (100%)
(c)	daily (6%) and monthly (94%)
(d)	daily (100%)
(e)	daily (18%), monthly (47%), quarterly (31%) and annually (4%)
(f)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $15,257 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

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

Investment Capital Funding Commitments—At September 30, 2018, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $7,847. The investment period for EGCP III ended on October 12, 2016, after which point the Company’s obligation to fund capital contributions for new investments in EGCP III expired. The Company remains obligated until October 12, 2023 (or any earlier liquidation of EGCP III) to make capital contributions necessary to fund follow-on investments and to pay for fund expenses.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The table below presents the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 13) on the accompanying condensed consolidated statements of financial condition as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Derivative Assets:
Forward foreign currency exchange rate contracts	$4,709	$3,314
Total return swaps and other (a)	2,781	418
	$7,490	$3,732
Derivative Liabilities:
Forward foreign currency exchange rate contracts	$2,434	$4,846
Total return swaps and other (a)	317	11,270
LFI and other similar deferred compensation arrangements	203,978	182,301
	$206,729	$198,417

(a)

For total return swaps, amounts represent the netting of gross derivative assets and liabilities of $3,401 and $937 as of September 30, 2018, respectively, and $469 and $11,321 as of December 31, 2017, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are recorded “net” in “other assets”, with receivables for net cash collateral under such contracts of $2,316 and $17,616 as of September 30, 2018 and December 31, 2017, respectively.

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2018 and 2017, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Forward foreign currency exchange rate contracts	$1,431	$(2,991)	$5,184	$(8,149)
LFI and other similar deferred compensation arrangements	(3,647)	(4,875)	(1,712)	(17,981)
Total return swaps and other	(1,847)	(3,890)	599	(12,872)
Total	$(4,063)	$(11,756)	$4,071	$(39,002)

8.	PROPERTY

At September 30, 2018 and December 31, 2017, property consisted of the following:

	Estimated Depreciable	September 30,	December 31,
	Life in Years	2018	2017
Buildings	33	$146,630	$151,912
Leasehold improvements	3-20	187,920	173,102
Furniture and equipment	3-10	198,639	183,510
Construction in progress		11,399	13,120
Total		544,588	521,644
Less - Accumulated depreciation and amortization		331,702	317,816
Property		$212,886	$203,828

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at September 30, 2018 and December 31, 2017 are presented below:

	September 30,	December 31,
	2018	2017
Goodwill	$353,281	$362,760
Other intangible assets (net of accumulated amortization)	4,100	5,274
	$357,381	$368,034

At September 30, 2018 and December 31, 2017, goodwill of $288,740 and $298,219, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the nine month periods ended September 30, 2018 and 2017 are as follows:

	Nine Months Ended
	September 30,
	2018	2017
Balance, January 1	$362,760	$352,124
Foreign currency translation adjustments	(9,479)	10,649
Balance, September 30	$353,281	$362,773

All changes in the carrying amount of goodwill for the nine month periods ended September 30, 2018 and 2017 are attributable to the Company’s Financial Advisory segment.

The gross cost and accumulated amortization of other intangible assets as of September 30, 2018 and December 31, 2017, by major intangible asset category, are as follows:

	September 30, 2018			December 31, 2017
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/incentive fees	$33,040	$29,626	$3,414	$33,040	$27,927	$5,113
Management fees, customer relationships and non-compete agreements	34,186	33,500	686	33,436	33,275	161
	$67,226	$63,126	$4,100	$66,476	$61,202	$5,274

Amortization expense of intangible assets, included in “amortization and other acquisition-related (benefits) costs” in the condensed consolidated statements of operations, for the three month and nine month periods ended September 30, 2018 was $654 and $1,924, respectively, and for the three month and nine month periods ended September 30, 2017 was $433 and $1,300, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense (a)
2018 (October 1 through December 31)	$466
2019	1,648
2020	1,648
2021	150
2022	150
2023	38
Total amortization expense	$4,100

(a)	Approximately 39% of intangible asset amortization is attributable to a noncontrolling interest.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

10.	SENIOR DEBT

Senior debt is comprised of the following as of September 30, 2018 and December 31, 2017:

				Outstanding as of
	Initial		Annual	September 30, 2018			December 31, 2017
	Principal Amount	Maturity Date	Interest Rate(a)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2020 Senior Notes	$500,000	11/14/20	4.25%	$250,000	$978	$249,022	$500,000	$2,647	$497,353
Lazard Group 2025 Senior Notes	400,000	2/13/25	3.75%	400,000	3,006	396,994	400,000	3,361	396,639
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	300,000	3,314	296,686	300,000	3,609	296,391
Lazard Group 2028 Senior Notes (b)	500,000	9/19/28	4.50%	500,000	9,000	491,000	-	-	-
Total				$1,450,000	$16,298	$1,433,702	$1,200,000	$9,617	$1,190,383

(a)

The effective interest rates of Lazard Group’s 4.25% senior notes due November 14, 2020 (the “2020 Notes”), Lazard Group’s 3.75% senior notes due February 13, 2025 (the “2025 Notes”), Lazard Group’s 3.625% senior notes due March 1, 2027 (the “2027 Notes”) and Lazard Group’s 4.50% senior notes due September 19, 2028 (the “2028 Notes”) are 4.44%, 3.87%,  3.76% and 4.68%, respectively.

(b)

In September 2018, Lazard Group completed an offering of $500,000 aggregate principal amount of the 2028 Notes. Interest on the 2028 Notes is payable semi-annually on March 19 and September 19 of each year, beginning March 19, 2019. Lazard Group used a portion of the net proceeds of the 2028 Notes to redeem or otherwise retire $250,000 aggregate principal amount of the 2020 Notes, which, including the recognition of unamortized issuance costs, resulted in a loss on debt extinguishment of $6,523. Such loss on debt extinguishment was recorded in “operating expenses—other” on the condensed consolidated statement of operations for the three month and nine month periods ended September 30, 2018.

On September 25, 2015, Lazard Group entered into an Amended and Restated Credit Agreement for a five-year $150,000 senior revolving credit facility with a group of lenders (the “Amended and Restated Credit Agreement”), which expires in September 2020. The Amended and Restated Credit Agreement amended and restated the previous credit agreement dated September 25, 2012. Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. At September 30, 2018 and December 31, 2017, no amounts were outstanding under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of September 30, 2018, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

As of September 30, 2018, the Company had approximately $169,000 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement and unused lines of credit available to LFB of approximately $17,000 (at September 30, 2018 exchange rates).

The Company’s senior debt at September 30, 2018 and December 31, 2017 is carried at historical amounts of $1,433,702 and $1,190,383, respectively. At those dates, the fair value of such senior debt was approximately $1,407,000 and $1,230,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

11.	COMMITMENTS AND CONTINGENCIES

Leases—The Company has various leases and other contractual commitments arising in the ordinary course of business. At September 30, 2018, minimum rental commitments under non-cancelable operating leases, net of sublease income, are approximately as follows:

Year Ending December 31,
2018 (October 1 through December 31)	$20,946
2019	85,505
2020	87,299
2021	82,971
2022	70,245
Thereafter	545,624
Total minimum rental commitments	892,590
Less - Sublease proceeds	28,796
Net rental commitments	$863,794

In August 2018, the Company entered into a lease agreement for additional office facilities. Operating lease commitments in the table above include the impact of the new lease agreement.

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At September 30, 2018, LFB had $4,961 of such indemnifications and held $4,961 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the condensed consolidated statement of financial condition.

Business Acquisitions—For a business acquired in 2016, the remaining consideration consists of (i) 60,817 shares of Class A common stock subject to non-compete provisions, and (ii) up to 210,431 additional shares of Class A common stock that are subject to certain performance thresholds. As of September 30, 2018, none of the contingent shares had been earned.

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, each of LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At September 30, 2018, LFB and LFNY had no such underwriting commitments.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

During the nine month periods ended September 30, 2018 and 2017, Lazard Group distributed $364,751 and $294,966, respectively, to the subsidiaries of Lazard Ltd.

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments as soon as practicable after the end of each fiscal year.  Such installment distributions usually begin in February.

Share Repurchase Program—During the nine month period ended September 30, 2018 and since 2015, the Board of Directors of Lazard authorized the repurchase of Class A common stock as set forth in the table below:

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

Nine Months Ended September 30:	Number of Shares Purchased	Average Price Per Share
2017	5,838,520	$43.25
2018	5,797,789	$52.88

During the nine month periods ended September 30, 2018 and 2017, certain of our executive officers received Class A common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of Class A common stock from the executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the nine month periods ended September 30, 2018 and 2017, the Company purchased shares of Class A common stock from certain of our executive officers. The aggregate value of all such purchases during the nine month periods ended September 30, 2018 and 2017 was approximately $16,400 and $14,700, respectively.

As of September 30, 2018, a total of $241,793 of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, which will expire on December 31, 2020.

In addition, on October 24, 2018, the Board of Directors of Lazard authorized the repurchase of up to $300,000 of additional shares of Class A common stock, which authorization will expire on December 31, 2020, bringing the total share repurchase authorization as of October 24, 2018 to approximately $524,000.

During the nine month period ended September 30, 2018, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Accumulated Other Comprehensive Income (Loss), Net of Tax—The tables below reflect the balances of each component of AOCI at September 30, 2018 and 2017 and activity during the three month and nine month periods then ended:

	Three Months Ended September 30, 2018
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, July 1, 2018	$(65,417)	$(146,341)	$(211,758)	$(1)	$(211,757)
Activity:
Other comprehensive income (loss) before reclassifications	(7,631)	863	(6,768)	1	(6,769)
Adjustments for items reclassified to earnings, net of tax	-	949	949	-	949
Net other comprehensive income (loss)	(7,631)	1,812	(5,819)	1	(5,820)
Balance, September 30, 2018	$(73,048)	$(144,529)	$(217,577)	$-	$(217,577)

	Nine Months Ended September 30, 2018
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2018	$(43,790)	$(151,466)	$(195,256)	$-	$(195,256)
Activity:
Other comprehensive income (loss) before reclassifications	(29,258)	4,149	(25,109)	-	(25,109)
Adjustments for items reclassified to earnings, net of tax	-	2,788	2,788	-	2,788
Net other comprehensive income (loss)	(29,258)	6,937	(22,321)	-	(22,321)
Balance, September 30, 2018	$(73,048)	$(144,529)	$(217,577)	$-	$(217,577)

	Three Months Ended September 30, 2017
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, July 1, 2017	$(70,684)	$(168,133)	$(238,817)	$(1)	$(238,816)
Activity:
Other comprehensive income (loss) before reclassifications	17,818	(4,715)	13,103	-	13,103
Adjustments for items reclassified to earnings, net of tax	-	1,081	1,081	-	1,081
Net other comprehensive income (loss)	17,818	(3,634)	14,184	-	14,184
Balance, September 30, 2017	$(52,866)	$(171,767)	$(224,633)	$(1)	$(224,632)

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

	Nine Months Ended September 30, 2017
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2017	$(109,306)	$(161,471)	$(270,777)	$(2)	$(270,775)
Activity:
Other comprehensive income (loss) before reclassifications	56,440	(13,819)	42,621	1	42,620
Adjustments for items reclassified to earnings, net of tax	-	3,523	3,523	-	3,523
Net other comprehensive income (loss)	56,440	(10,296)	46,144	1	46,143
Balance, September 30, 2017	$(52,866)	$(171,767)	$(224,633)	$(1)	$(224,632)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Amortization relating to employee benefit plans (a)	$1,213	$1,285	$3,736	$4,199
Less - related income taxes	264	204	948	676
Total reclassifications, net of tax	$949	$1,081	$2,788	$3,523

(a)	Included in the computation of net periodic benefit cost (see Note 14). Such amounts are included in “operating expenses—other” on the condensed consolidated statements of operations.

Noncontrolling Interests—Noncontrolling interests principally represent interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own.

The tables below summarize net income attributable to noncontrolling interests for the three month and nine month periods ended September 30, 2018 and 2017 and noncontrolling interests as of September 30, 2018 and December 31, 2017 in the Company’s condensed consolidated financial statements:

	Net Income Attributable to Noncontrolling Interests
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Edgewater	$1,651	$2,260	$5,034	$5,657
Other	1	1	3	3
Total	$1,652	$2,261	$5,037	$5,660

	Noncontrolling Interests as of
	September 30,	December 31,
	2018	2017
Edgewater	$53,902	$58,568
Other	13	14
Total	$53,915	$58,582

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

13.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2018 Plan, 2008 Plan and 2005 Equity Incentive Plan (the “2005 Plan”) and activity with respect thereto during the three month and nine month periods ended September 30, 2018 and 2017 is presented below.

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

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs and restricted stock awards) and “professional services” expense (with respect to DSUs) within the Company’s accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Share-based incentive awards:
RSUs	$38,121	$39,898	$154,643	$150,193
PRSUs	3,107	9,896	31,125	38,095
Restricted Stock	6,950	7,697	30,323	30,507
DSUs	89	78	1,048	926
Total	$48,267	$57,569	$217,139	$219,721

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

RSUs generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any dividends paid on Class A common stock during such period. During the nine month periods ended September 30, 2018 and 2017, dividend participation rights required the issuance of 746,324 and 866,914 RSUs, respectively.

Non-executive members of the Board of Directors of Lazard Group, who are the same Non-Executive Directors of Lazard Ltd (“Non-Executive Directors”), receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 30,463 and 31,280 DSUs granted during the nine month periods ended September 30, 2018 and 2017, respectively.  Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of Class A common stock at the time of cessation of service to the Board of Directors. DSUs include a cash dividend participation right equivalent to dividends paid on Class A common stock.

Lazard Ltd’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date immediately preceding the date of the grant. During the nine month periods ended September 30, 2018 and 2017, 9,837 and 10,541 DSUs, respectively, had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs during the nine month periods ended September 30, 2018 and 2017:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2018	12,919,846	$40.23	278,422	$37.46
Granted (including 746,324 RSUs relating to dividend participation)	4,096,939	$53.78	40,300	$52.00
Forfeited	(130,138)	$45.11	-	-
Vested	(5,603,901)	$42.88	-	-
Balance, September 30, 2018	11,282,746	$43.78	318,722	$39.30
Balance, January 1, 2017	11,698,138	$40.65	276,725	$36.05
Granted (including 866,914 RSUs relating to dividend participation)	5,294,156	$43.01	41,821	$44.30
Forfeited	(162,320)	$39.97	-	-
Vested	(3,977,477)	$45.27	(43,465)	$35.77
Balance, September 30, 2017	12,852,497	$40.20	275,081	$37.35

In connection with RSUs that vested during the nine month periods ended September 30, 2018 and 2017, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,640,513 and 1,282,843 shares of Class A common stock during such respective nine month periods. Accordingly, 3,963,388 and 2,694,634 shares of Class A common stock held by the Company were delivered during the nine month periods ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, estimated unrecognized RSU compensation expense was approximately $166,534, with such expense expected to be recognized over a weighted average period of approximately 0.8 years subsequent to September 30, 2018.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the nine month periods ended September 30, 2018 and 2017:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2018	1,938,160	$40.54
Granted	529,987	$54.45
Forfeited	(30,950)	$46.31
Vested	(869,312)	$44.15
Balance, September 30, 2018	1,567,885	$43.13
Balance, January 1, 2017	1,655,073	$40.95
Granted	841,355	$42.58
Forfeited	(65,086)	$40.80
Vested	(483,811)	$45.42
Balance, September 30, 2017	1,947,531	$40.54

In connection with shares of restricted Class A common stock that vested during the nine month periods ended September 30, 2018 and 2017, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 290,321 and 147,775 shares of Class A common stock during such respective nine month periods. Accordingly, 578,991 and 336,036 shares of Class A common stock held by the Company were delivered during the nine month periods ended September 30, 2018 and 2017, respectively.

The restricted stock awards include a cash dividend participation right equivalent to dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At September 30, 2018, estimated unrecognized restricted stock expense was approximately $24,463, with such expense to be recognized over a weighted average period of approximately 0.8 years subsequent to September 30, 2018.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following is a summary of activity relating to PRSUs during the nine month periods ended September 30, 2018 and 2017:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2018	1,591,693	$42.46
Granted (a)	399,869	$56.80
Vested	(799,402)	$46.74
Balance, September 30, 2018	1,192,160	$44.39
Balance, January 1, 2017	1,590,756	$40.76
Granted (a)	458,113	$43.76
Vested	(825,565)	$42.27
Balance, September 30, 2017	1,223,304	$40.86

(a)	Represents PRSU awards granted during the relevant year at the target payout level.

In connection with certain PRSUs that vested or were settled during the nine month periods ended September 30, 2018 and 2017, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 91,962 and 127,530 shares of Class A common stock during such respective nine month periods. Accordingly, 707,440 and 698,035 shares of Class A common stock held by the Company were delivered during the nine month periods ended September 30, 2018 and 2017, respectively.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of September 30, 2018, the total estimated unrecognized compensation expense was approximately $9,487, and the Company expects to amortize such expense over a weighted-average period of approximately 0.8 years subsequent to September 30, 2018.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the nine month periods ended September 30, 2018 and 2017:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2018	$60,355	$182,301
Granted	104,740	104,740
Settled	-	(85,335)
Forfeited	(1,166)	(1,767)
Amortization	(68,145)	-
Change in fair value related to:
Increase in fair value of underlying investments	-	1,712
Adjustment for estimated forfeitures	-	3,730
Other	(1,489)	(1,403)
Balance, September 30, 2018	$94,295	$203,978

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2017	$49,650	$170,388
Granted	77,580	77,580
Settled	-	(95,718)
Forfeited	(866)	(1,647)
Amortization	(52,702)	-
Change in fair value related to:
Increase in fair value of underlying investments	-	17,981
Adjustment for estimated forfeitures	-	5,333
Other	1,515	1,833
Balance, September 30, 2017	$75,177	$175,750

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 0.9 years subsequent to September 30, 2018.

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Amortization, net of forfeitures	$19,145	$15,961	$71,274	$57,254
Change in the fair value of underlying investments	3,647	4,875	1,712	17,981
Total	$22,792	$20,836	$72,986	$75,235

14.	EMPLOYEE BENEFIT PLANS

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

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s pension plans for the three month and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017
Components of Net Periodic Benefit Cost (Credit):
Service cost	$217	$373
Interest cost	3,822	4,191
Expected return on plan assets	(7,315)	(6,295)
Amortization of:
Prior service cost	-	-
Net actuarial loss (gain)	1,213	1,285
Net periodic benefit cost (credit)	$(2,063)	$(446)

	Nine Months Ended September 30,
	2018	2017
Components of Net Periodic Benefit Cost (Credit):
Service cost	$670	$1,048
Interest cost	11,861	12,258
Expected return on plan assets	(22,681)	(18,855)
Amortization of:
Prior service cost	-	30
Net actuarial loss (gain)	3,736	4,169
Net periodic benefit cost (credit)	$(6,414)	$(1,350)

15.	INCOME TAXES

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

In accordance with the guidance provided by Staff Accounting Bulletin No. 118, the Company has recognized the provisional tax impact related to the one-time deemed repatriation tax on certain foreign earnings and the remeasurement of our deferred tax assets. The impact of the Tax Act on the Company may differ from these provisional estimates, due to, among other items, the issuance of additional regulatory guidance, our interpretations of the provisions of the Tax Act, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries and the filing of our tax returns. We will recognize any changes to the provisional amounts as we refine our estimates. We expect to complete our analysis of the provisional items, including the one-time repatriation tax, in the fourth quarter of 2018.

The Company recorded income tax provisions of $25,393 and $75,453 for the three month and nine month periods ended September 30, 2018, respectively, and $27,367 and $81,802 for the three month and nine month periods ended September 30, 2017, respectively, representing effective tax rates of 18.8%, 14.7%, 18.8% and 17.3%, respectively. The difference between the U.S. federal statutory rate of 21.0% and 35.0% for 2018 and 2017, respectively, and the effective tax rates reflected above principally relates to (i) Lazard Group primarily operating as a limited liability company in the U.S., (ii) change in the valuation allowance affecting the provision for income taxes, (iii)  taxes payable to foreign jurisdictions, (iv) excess net tax benefit for share-based incentive compensation, and (v) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate.

On January 1, 2017, the Company adopted new accounting guidance on share-based incentive compensation. As a result of the adoption of this new guidance, the Company recognized excess tax benefits of $14,093 and $2,047 from the vesting of share-based incentive compensation in the provision for income taxes in the condensed consolidated statements of operations for the nine month periods ended September 30, 2018 and 2017, respectively. The Company also recorded deferred tax assets of $4,945, net of a valuation allowance of $12,090, as of January 1, 2017, for previously unrecognized excess tax benefits (including tax benefits from dividends or dividend equivalents) on share-based incentive compensation, with an offsetting adjustment to retained earnings.

16.	RELATED PARTIES

Receivables from and Payables to Lazard Ltd Subsidiaries

Lazard Group’s receivables from subsidiaries of Lazard Ltd at December 31, 2017 included interest-bearing loans of $72, including accrued interest thereon.  Interest income relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $230 and $451 for the three month and nine month periods ended September 30, 2018, respectively, and $5 and $148 for the three month and nine month periods ended September 30, 2017, respectively.

Lazard Group’s payables to subsidiaries of Lazard Ltd at September 30, 2018 and December 31, 2017 included interest-bearing loans, including interest thereon, of $61,401 and $64,203, respectively.  Interest expense relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $901 and $2,803 for the three month and nine month periods ended September 30, 2018, respectively, and $976 and $2,851 for the three month and nine month periods ended September 30, 2017, respectively.

Sponsored Funds

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Investment advisory fees relating to such services were $158,425 and $510,414 for the three month and nine month periods ended September 30, 2018, respectively, and $163,767 and $471,727 for the three month and nine month periods ended September 30, 2017, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $69,430 and $69,107 remained as receivables at September 30, 2018 and December 31, 2017, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Other

See Note 12 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.

17.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At September 30, 2018, LFNY’s regulatory net capital was $71,698, which exceeded the minimum requirement by $69,461. LFNY’s aggregate indebtedness to net capital ratio was 0.47:1 as of September 30, 2018.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At September 30, 2018, the aggregate regulatory net capital of the U.K. Subsidiaries was $165,474, which exceeded the minimum requirement by $145,285.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At September 30, 2018, the consolidated regulatory net capital of CFLF was $129,777, which exceeded the minimum requirement set for regulatory capital levels by $69,918. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At June 30, 2018, the regulatory net capital of the combined European regulated group was $197,797, which exceeded the minimum requirement set for regulatory capital levels by $94,827. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At September 30, 2018, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $148,447, which exceeded the minimum required capital by $120,949.

At September 30, 2018, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The Company’s segment information for the three month and nine month periods ended September 30, 2018 and 2017 is prepared using the following methodology:

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

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2018	2017	2018	2017
Financial Advisory	Net Revenue	$309,846	$305,890	$1,137,781	$1,052,206
	Operating Expenses	253,602	243,421	900,397	814,068
	Operating Income	$56,244	$62,469	$237,384	$238,138
Asset Management	Net Revenue	$325,240	$320,487	$1,032,111	$913,728
	Operating Expenses	211,564	217,233	670,794	621,885
	Operating Income	$113,676	$103,254	$361,317	$291,843
Corporate	Net Revenue	$(10,074)	$(2,606)	$(36,980)	$(3,660)
	Operating Expenses	25,114	17,923	48,223	52,869
	Operating Loss	$(35,188)	$(20,529)	$(85,203)	$(56,529)
Total	Net Revenue	$625,012	$623,771	$2,132,912	$1,962,274
	Operating Expenses	490,280	478,577	1,619,414	1,488,822
	Operating Income	$134,732	$145,194	$513,498	$473,452

	As Of
	September 30, 2018	December 31, 2017
Total Assets
Financial Advisory	$849,991	$817,185
Asset Management	696,400	756,398
Corporate	2,797,942	2,726,990
Total	$4,344,333	$4,300,573

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Group’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Form 10-K”). All references to “2018,” “2017,” “third quarter,” “first nine months” or “the period” refer to, as the context requires, the three month and nine month periods ended September 30, 2018 and September 30, 2017.

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

Forward-looking statements include, but are not limited to, statements about:

•	financial goals, including ratios of compensation and benefits expense to operating revenue;
•	ability to deploy surplus cash through distributions to members, purchases of Class A common stock and debt repurchases;
•	possible or assumed future results of operations and operating cash flows;
•	strategies and investment policies;
•	financing plans and the availability of short-term borrowing;
•	competitive position;
•	future acquisitions, including the consideration to be paid and the timing of consummation;
•	potential growth opportunities available to our businesses;
•	recruitment and retention of our managing directors and employees;

•	potential levels of compensation expense, including awarded compensation and benefits expense and adjusted compensation and benefits expense, and non-compensation expense;
•	potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts;
•	likelihood of success and impact of litigation;
•	expected tax rates, including effective tax rates;
•	changes in interest and tax rates;
•	availability of certain tax benefits, including certain potential deductions;
•	potential impact of certain events or circumstances on our financial statements;
•	changes in foreign currency exchange rates;
•

expectations with respect to the economy, the securities markets, the market for mergers, acquisitions, restructuring and other financial advisory activity, the market for asset management activity and other macroeconomic, regional and industry trends;

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

Our consolidated net revenue was derived from the following segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Financial Advisory	50%	49%	53%	54%
Asset Management	52	51	49	46
Corporate	(2)	-	(2)	-
Total	100%	100%	100%	100%

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

Equity market indices for developed markets at September 30, 2018 generally increased as compared to such indices at September 30, 2017. Emerging markets equity indices at September 30, 2018 generally decreased as compared to such indices at December 31, 2017. In the global M&A markets during the first nine months of 2018, the number of all completed M&A transactions decreased as compared to the same period in the prior year, as did the subset of such transactions involving values greater than $500 million. During the same time, the value of all announced M&A transactions, including the subset of such transactions involving values greater than $500 million, increased. Additionally, with respect to announced M&A transactions, the number of all transactions decreased in the first nine months of 2018 as compared to 2017, while the number of announced transactions with values greater than $500 million increased in the first nine months of 2018 as compared to 2017. During the first nine months of 2018, global restructuring activity, as measured by the number of corporate defaults, decreased as compared to the first nine months of 2017.

On an ongoing basis, regional, macroeconomic and geopolitical factors, including trade policy and regional tax and regulatory reform, may impact our business. The U.S. economy remains healthy. The European economy’s growth rate has slowed, but it is still growing. Emerging markets as a group have experienced significant capital markets volatility. Borrowing costs remain low for companies with strong credit ratings, but interest rates have recently risen.

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

Asset Management—In the short to intermediate term, we expect most investor demand will come from defined benefit and defined contribution plans in the developed economies because of their sheer scope and size. Over the longer term, and depending upon local market conditions, we would expect an increasing share of our AUM to come from the developing economies in Asia and the Middle East, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Given our diversified investment platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from growth that may occur in the asset management industry. We are continually developing and seeding new investment strategies that extend our existing platforms and assessing potential product acquisitions or other inorganic growth opportunities. Recent examples of growth initiatives include the following investment strategies: various Quantitative Equity strategies, various Multi-Asset strategies, a Real Assets strategy, an International Value strategy, a Global Equity Franchise strategy, and a Market Neutral Quantitative Equity strategy.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the number of all completed transactions, including completed transactions with values greater than $500 million, decreased in the first nine months of 2018 as compared to 2017. With respect to announced M&A transactions, the value of all transactions, including the value of announced transactions involving values greater than $500 million, increased in the first nine months of 2018 as compared to 2017. Additionally, with respect to announced M&A transactions, the number of all transactions decreased in the first nine months of 2018 as compared to 2017, while the number of announced transactions with values greater than $500 million increased in the first nine months of 2018 as compared to 2017.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	% Incr / (Decr)	2018	2017	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$740	$959	(23)%	$2,718	$2,783	(2)%
Number	6,478	10,495	(38)%	24,343	31,051	(22)%
Deals Greater than $500 million:
Value	$569	$728	(22)%	$2,139	$2,099	2%
Number	271	324	(16)%	877	922	(5)%
Announced M&A Transactions:
All deals:
Value	$872	$910	(4)%	$3,295	$2,494	32%
Number	6,966	10,396	(33)%	25,359	30,922	(18)%
Deals Greater than $500 million:
Value	$668	$680	(2)%	$2,654	$1,820	46%
Number	310	331	(6)%	1,020	910	12%

Source: Dealogic as of October 5, 2018.

Global restructuring activity during the first nine months of 2018, as measured by the number of corporate defaults, decreased as compared to the first nine months of 2017. The number of defaulting issuers decreased to 56 in the first nine months of 2018, according to Moody’s Investors Service, Inc., as compared to 71 in the first nine months of 2017.

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

Asset Management

The percentage change in major equity market indices at September 30, 2018, as compared to such indices at June 30, 2018, December 31, 2017, and at September 30, 2017, is shown in the table below.

	Percentage Changes September 30, 2018 vs.
	June 30, 2018	December 31, 2017	September 30, 2017
MSCI World Index	5%	6%	12%
Euro Stoxx	-	-	(2)%
MSCI Emerging Market	(1)%	(7)%	-
S&P 500	8%	11%	18%

The fees that we receive for providing investment management and advisory services are primarily driven by the level of AUM and the nature of the AUM product mix. Accordingly, market movements, foreign currency exchange rate volatility and changes in our AUM product mix will impact the level of revenues we receive from our Asset Management business when comparing periodic results. A substantial portion of our AUM is invested in equities. Movements in AUM during the period generally reflect the changes in equity market indices. Our AUM at September 30, 2018 decreased 4% versus AUM at December 31, 2017, primarily due to foreign exchange depreciation, net outflows and market depreciation. Average AUM for the three month period ended September 30, 2018 was 3% higher than the average AUM for the three month period ended September 30, 2017. Average AUM for the first nine months of 2018 increased 12% as compared to the first nine months of 2017.

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

Although Corporate segment net revenue during 2018 is not significant compared to Lazard’s net revenue, total assets in the Corporate segment represented 64% of Lazard’s consolidated total assets as of September 30, 2018, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, deferred tax assets and certain assets associated with LFB.

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

Our operating expenses also include “non-compensation expense”, which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services and other expenses. Our occupancy costs represent a significant portion of our aggregate operating expenses and are subject to change from time to time, particularly as leases for real property expire and are renewed or replaced with new, long-term leases for the same or other real property. In 2018, non-compensation expense included expenses related to a partial redemption of the Company’s 4.25% senior notes due 2020 (the “2020 Notes”) (see Note 10 of Notes to Condensed Consolidated Financial Statements).

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

A portion of our net revenue is derived from transactions that are denominated in currencies other than the U.S. Dollar. Net revenue for the three month period ended September 30, 2018 was negatively impacted, and net revenue for the nine month period ended September 30, 2018 was positively impacted, by exchange rate movements, in each case in comparison to the relevant prior year period. The majority of the impact to net revenue, in both periods, was offset by the impact of the exchange rate movements on our operating expenses during the periods denominated in currencies other than the U.S. Dollar.

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP. Selected financial data derived from the Company’s reported condensed consolidated results of operations is set forth below, followed by a more detailed discussion of both the consolidated and business segment results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	($ in thousands)
Net Revenue	$625,012	$623,771	$2,132,912	$1,962,274
Operating Expenses:
Compensation and benefits	342,294	359,294	1,160,216	1,134,142
Non-compensation	149,095	118,948	460,223	352,734
Amortization and other acquisition-related (benefits) costs	(1,109)	335	(1,025)	1,946
Total operating expenses	490,280	478,577	1,619,414	1,488,822
Operating Income	134,732	145,194	513,498	473,452
Provision for income taxes	25,393	27,367	75,453	81,802
Net Income	109,339	117,827	438,045	391,650
Less - Net Income Attributable to Noncontrolling Interests	1,652	2,261	5,037	5,660
Net Income Attributable to Lazard Group	$107,687	$115,566	$433,008	$385,990
Operating Income, as a % of net revenue	21.6%	23.3%	24.1%	24.1%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	($ in thousands)
Operating Revenue:
Net revenue	$625,012	$623,771	$2,132,912	$1,962,274
Adjustments:
Interest expense (a)	14,069	13,356	41,100	40,253
Distribution fees, reimbursable deal costs and bad debt expense (b)	(25,880)	-	(90,107)	-
Revenue related to noncontrolling interests (c)	(4,512)	(5,039)	(15,351)	(13,079)
(Gains) losses on investments pertaining to LFI (d)	(3,647)	(4,875)	(1,712)	(17,981)
Operating revenue	$605,042	$627,213	$2,066,842	$1,971,467

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$342,294	$359,294	$1,160,216	$1,134,142
Adjustments:
Noncontrolling interests (a)	(2,410)	(2,473)	(8,283)	(6,084)
(Charges) credits pertaining to LFI (b)	(3,647)	(4,875)	(1,712)	(17,981)
Adjusted compensation and benefits expense	$336,237	$351,946	$1,150,221	$1,110,077
Adjusted compensation and benefits expense, as a % of operating revenue	55.6%	56.1%	55.7%	56.3%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)

Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$149,095	$118,948	$460,223	$352,734
Adjustments:
Expenses associated with ERP system implementation (a)	(7,659)	(6,530)	(20,489)	(15,391)
Expenses related to office space reorganization (b)	-	(1,412)	(2,425)	(4,573)
Distribution fees, reimbursable deal costs and bad debt expense (c)	(25,880)	-	(90,107)	-
Charges pertaining to senior debt refinancing (d)	(6,523)	-	(6,523)	-
Noncontrolling interests (e)	(272)	(239)	(1,502)	(1,338)
Adjusted non-compensation expense	$108,761	$110,767	$339,177	$331,432
Adjusted non-compensation expense, as a % of operating revenue	18.0%	17.7%	16.4%	16.8%

(a)	Represents expenses associated with the Enterprise Resource Planning (“ERP”) system implementation.
(b)	Represents incremental rent expense and lease abandonment costs related to office space reorganization.
(c)

Represents certain distribution fees and reimbursable deal costs paid to third parties for which an equal amount is excluded from both operating revenue and non-compensation expense, respectively, and excludes bad debt expense, which represents fees that are deemed uncollectible.

(d)

In 2018, charges pertaining to the partial redemption of the Company’s 2020 Notes are excluded because of the non-operating nature of such transaction. See “—Liquidity and Capital Resources—Financing Activities” below.

(e)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	($ in thousands)
Earnings From Operations:
Operating revenue	$605,042	$627,213	$2,066,842	$1,971,467
Deduct:
Adjusted compensation and benefits expense	(336,237)	(351,946)	(1,150,221)	(1,110,077)
Adjusted non-compensation expense	(108,761)	(110,767)	(339,177)	(331,432)
Earnings from operations	$160,044	$164,500	$577,444	$529,958
Earnings from operations, as a % of operating revenue	26.5%	26.2%	27.9%	26.9%

Headcount information is set forth below:

	As of
	September 30, 2018	December 31, 2017	September 30, 2017
Headcount:
Managing Directors:
Financial Advisory	166	149	150
Asset Management	101	96	98
Corporate (a)	17	22	21
Total Managing Directors	284	267	269
Other Employees:
Business segment professionals	1,356	1,297	1,313
All other professionals and support staff	1,322	1,265	1,264
Total	2,962	2,829	2,846

(a)	Reduction in 2018 relates to a realignment of certain headcount from Corporate to the Financial Advisory and Asset Management segments.

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

Three Months Ended September 30, 2018 versus September 30, 2017

The Company reported net income attributable to Lazard Group of $108 million, as compared to net income of $116 million in the 2017 period.

Net revenue increased $1 million, with operating revenue decreasing $22 million, or 4%, as compared to the 2017 period. Net revenue in the 2018 period reflects the adoption of new revenue recognition guidance (see Note 2 of Notes to Condensed Consolidated Financial Statements). Fee revenue from investment banking and other advisory activities increased $3 million, or 1%, as compared to the 2017 period. Asset management fees, including incentive fees, increased $11 million, or 4%, as compared to the 2017 period. In the aggregate, interest income, other revenue and interest expense decreased $13 million, or 81%, as compared to the 2017 period, primarily due to lower income attributable to investments.

Compensation and benefits expense decreased $17 million, or 5%, as compared to the 2017 period, primarily associated with decreased operating revenue.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $336 million, a decrease of $16 million, or 4%, as compared to $352 million in the 2017 period. The ratio of adjusted compensation and benefits expense to operating revenue was 55.6% for the 2018 period, as compared to 56.1% for the 2017 period and 55.6% for the full-year 2017.

Non-compensation expense increased $30 million, or 25%, as compared to the 2017 period, primarily due to the impact of the new revenue recognition guidance discussed above and a charge relating to the redemption of a portion of the 2020 Notes in 2018. Adjusted non-compensation expense, which excludes such items, as well as costs related to the ERP system implementation, office space reorganization and noncontrolling interests, decreased $2 million, or 2%, as compared to the 2017 period. The ratio of adjusted non-compensation expense to operating revenue was 18.0% for the 2018 period, as compared to 17.7% for the 2017 period.

Amortization and other acquisition-related (benefits) costs reflects a benefit of $1 million in the 2018 period, as compared to costs of $0.3 million in the 2017 period, primarily due to the change in the fair market value of contingent consideration.

Operating income decreased $10 million, or 7%, as compared to the 2017 period.

Earnings from operations decreased $4 million, or 3%, as compared to the 2017 period, and, as a percentage of operating revenue, was 26.5%, as compared to 26.2% in the 2017 period.

The provision for income taxes reflects an effective tax rate of 18.8% for both the 2018 and 2017 periods.

Net income attributable to noncontrolling interests decreased $1 million as compared to the 2017 period.

Nine Months Ended September 30, 2018 versus September 30, 2017

The Company reported net income attributable to Lazard Group of $433 million, as compared to net income of $386 million in the 2017 period.

Net revenue increased $171 million, or 9%, with operating revenue increasing $95 million, or 5%, as compared to the 2017 period. Net revenue in the 2018 period reflects the adoption of new revenue recognition guidance (see Note 2 of Notes to Condensed Consolidated Financial Statements). Fee revenue from investment banking and other advisory activities increased $86 million, or 8%, as compared to the 2017 period, primarily due to an increase in M&A Advisory revenue, partially offset by a decrease in Restructuring revenue. Asset management fees, including incentive fees, increased $118 million, or 14%, as compared to the 2017 period, primarily due to an increase in average AUM, as well as the impact of the new revenue recognition guidance discussed above. In the aggregate, interest income, other revenue and interest expense decreased $33 million, or 77%, as compared to the 2017 period, primarily due to lower income attributable to investments held in connection with LFI.

Compensation and benefits expense increased $26 million, or 2%, as compared to the 2017 period, primarily associated with increased operating revenue.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $1,150 million, an increase of $40 million, or 4%, as compared to $1,110 million in the 2017 period. The ratio of adjusted compensation and benefits expense to operating revenue was 55.7% for the 2018 period, as compared to 56.3% for the 2017 period and 55.6% for full-year 2017.

Non-compensation expense increased $107 million, or 30%, as compared to the 2017 period, primarily due to the impact of the new revenue recognition guidance discussed above, expenses associated with the ERP system implementation and a charge relating to the redemption of a portion of the 2020 Notes in 2018. Adjusted non-compensation expense, which excludes such items, as well as costs related to office space reorganization and noncontrolling interests, increased $8 million, or 2%, as compared to the 2017 period. The ratio of adjusted non-compensation expense to operating revenue was 16.4% for the 2018 period, as compared to 16.8% in the 2017 period.

Amortization and other acquisition-related (benefits) costs reflects a benefit of $1 million in the 2018 period, as compared to costs of $2 million in the 2017 period, primarily due to the change in the fair market value of contingent consideration.

Operating income increased $40 million, or 8%, as compared to the 2017 period.

Earnings from operations increased $47 million, or 9%, as compared to the 2017 period, and, as a percentage of operating revenue, was 27.9%, as compared to 26.9% in the 2017 period.

The provision for income taxes reflects an effective tax rate of 14.7%, as compared to 17.3% for the 2017 period. The decrease in the effective tax rate is primarily due to an increase in excess net tax benefits related to share-based incentive compensation.

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

Financial Advisory

The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	($ in thousands)
Net Revenue	$309,846	$305,890	$1,137,781	$1,052,206
Operating Expenses	253,602	243,421	900,397	814,068
Operating Income	$56,244	$62,469	$237,384	$238,138
Operating Income, as a % of net revenue	18.2%	20.4%	20.9%	22.6%

Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	80	77	218	229
Percentage of total Financial Advisory net revenue from top 10 clients	29%	37%	18%	27%
Number of M&A transactions completed with values greater than $500 million (a)	18	17	65	66

(a)	Source: Dealogic as of October 5, 2018.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Americas	52%	61%	53%	59%
EMEA	44	34	42	36
Asia Pacific	4	5	5	5
Total	100%	100%	100%	100%

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

Three Months Ended September 30, 2018 versus September 30, 2017

Financial Advisory net revenue increased $4 million, or 1%, as compared to the 2017 period. Clients which in the aggregate represented a significant portion of our Financial Advisory revenue in the 2018 period included Accruent, CDH Investments, Cirsa, Claire’s Stores, Daily Mail & General Trust, Dalmore Capital and Equitix, Quality Care Properties, Servier and Sky.

Operating expenses increased $10 million, or 4%, as compared to the 2017 period.

Financial Advisory operating income was $56 million, a decrease of $6 million, or 10%, as compared to operating income in the 2017 period and, as a percentage of net revenue, was 18.2%, as compared to 20.4% in the 2017 period.

Nine Months Ended September 30, 2018 versus September 30, 2017

Financial Advisory net revenue increased $85 million, or 8%, as compared to the 2017 period. The increase in Financial Advisory revenue was primarily a result of an increase in the number of transactions involving fees greater than $5 million, as compared to the 2017 period.

Operating expenses increased $86 million, or 11%, as compared to the 2017 period, primarily due to an increase in compensation associated with increased operating revenue.

Financial Advisory operating income was $237 million, a decrease of $1 million as compared to operating income of $238 million in the 2017 period and, as a percentage of net revenue, was 20.9%, as compared to 22.6% in the 2017 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	September 30, 2018	December 31, 2017
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$45,449	$52,349
Global	46,088	43,663
Local	42,524	42,650
Multi-Regional	66,945	70,696
Total Equity	201,006	209,358
Fixed Income:
Emerging Markets	15,964	17,320
Global	4,745	4,109
Local	6,226	4,497
Multi-Regional	7,455	9,154
Total Fixed Income	34,390	35,080
Alternative Investments	2,650	2,846
Private Equity	1,453	1,478
Cash Management	588	697
Total AUM	$240,087	$249,459

Total AUM at September 30, 2018 was $240 billion, a decrease of $9 billion, or 4%, as compared to total AUM of $249 billion at December 31, 2017, primarily due to foreign exchange depreciation, net outflows and market depreciation. Average AUM for the three month and nine month periods ended September 30, 2018 increased 3% and 12%, respectively, as compared to the three month and nine month periods ended September 30, 2017, respectively.

As of September 30, 2018, approximately 87% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, compared to approximately 88% as of December 31, 2017. As of September 30, 2018, approximately 13% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, compared to 12% at December 31, 2017.

As of September 30, 2018, AUM with foreign currency exposure represented approximately 70% of our total AUM as compared to 74% at December 31, 2017. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$198,841	$7,141	$(7,704)	$(563)	$4,310	$(1,582)	$201,006
Fixed Income	34,065	1,538	(1,112)	426	204	(305)	34,390
Other	4,970	108	(259)	(151)	(106)	(22)	4,691
Total	$237,876	$8,787	$(9,075)	$(288)	$4,408	$(1,909)	$240,087

(a)

Inflows in the Equity asset class were primarily attributable to the Global, Emerging Markets and Multi-Regional platforms, and inflows in the Fixed Income asset class were primarily attributable to the Global and Local platforms. Outflows in the Equity asset class were primarily attributable to the Emerging Markets, Multi-Regional and Global platforms and outflows in the Fixed Income asset class were primarily attributable to the Emerging Markets and Local platforms.

	Nine Months Ended September 30, 2018
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$209,358	$24,849	$(28,157)	$(3,308)	$1,008	$(6,052)	$201,006
Fixed Income	35,080	5,593	(3,805)	1,788	(1,095)	(1,383)	34,390
Other	5,021	413	(620)	(207)	(129)	6	4,691
Total	$249,459	$30,855	$(32,582)	$(1,727)	$(216)	$(7,429)	$240,087

(a)

Inflows in the Equity asset class were primarily attributable to the Global, Emerging Markets and Multi-Regional platforms, and inflows in the Fixed Income asset class were primarily attributable to the Emerging Markets, Global and Local platforms. Outflows in the Equity asset class were primarily attributable to the Multi-Regional, Emerging Markets and Global equity platforms, and outflows in the Fixed Income asset class were primarily attributable to the Emerging Markets, Global and Multi-Regional platforms.

	Three Months Ended September 30, 2017
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$188,091	$8,177	$(8,769)	$(592)	$8,931	$2,091	$198,521
Fixed Income	33,165	1,478	(856)	622	762	488	35,037
Other	4,505	139	(154)	(15)	23	54	4,567
Total	$225,761	$9,794	$(9,779)	$15	$9,716	$2,633	$238,125

	Nine Months Ended September 30, 2017
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

As of October 19, 2018, AUM was $229.7 billion, a $10.4 billion decrease since September 30, 2018. The decrease in AUM was due to market depreciation of $9.7 billion, foreign exchange depreciation of $0.6 billion and net outflows of $0.1 billion.

Average AUM for the three month and nine month periods ended September 30, 2018 and 2017 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	($ in millions)
Average AUM by Asset Class:
Equity	$200,864	$195,131	$206,629	$183,630
Fixed Income	34,223	33,907	35,440	32,750
Alternative Investments	2,689	2,881	2,796	2,760
Private Equity	1,453	1,458	1,457	1,342
Cash Management	668	431	598	358
Total Average AUM	$239,897	$233,808	$246,920	$220,840

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	($ in thousands)
Net Revenue	$325,240	$320,487	$1,032,111	$913,728
Operating Expenses	211,564	217,233	670,794	621,885
Operating Income	$113,676	$103,254	$361,317	$291,843
Operating Income, as a % of net revenue	35.0%	32.2%	35.0%	31.9%

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Americas	56%	59%	56%	58%
EMEA	34	31	34	32
Asia Pacific	10	10	10	10
Total	100%	100%	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2018 versus September 30, 2017

Asset Management net revenue increased $5 million, or 1%, as compared to the 2017 period. Management fees and other revenue was $323 million, an increase of $6 million, or 2%, as compared to $317 million in the 2017 period, primarily due to the impact of the new revenue recognition guidance discussed above, partially offset by a change in the mix of average AUM. Incentive fees were $2 million, a decrease of $1 million as compared to $3 million in the 2017 period.

Operating expenses decreased $6 million, or 3%, as compared to the 2017 period, primarily due to a decrease in compensation and benefits expense, partially offset by the impact of the new revenue recognition guidance.

Asset Management operating income was $114 million, an increase of $10 million, or 10%, as compared to operating income of $103 million in the 2017 period and, as a percentage of net revenue, was 35.0%, as compared to 32.2% in the 2017 period.

Nine Months Ended September 30, 2018 versus September 30, 2017

Asset Management net revenue increased $118 million, or 13%, as compared to the 2017 period. Management fees and other revenue was $1,012 million, an increase of $125 million, or 14%, as compared to $887 million in the 2017 period, primarily due to an increase in average AUM, as well as the impact of the new revenue recognition guidance discussed above. Incentive fees were $20 million, a decrease of $7 million as compared to $27 million in the 2017 period.

Operating expenses increased $49 million, or 8%, as compared to the 2017 period, primarily due to the impact of the new revenue recognition guidance.

Asset Management operating income was $361 million, an increase of $69 million, or 24%, as compared to operating income of $292 million in the 2017 period and, as a percentage of net revenue, was 35.0%, as compared to 31.9% in the 2017 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	($ in thousands)
Interest Income	$2,674	$1,706	$6,826	$3,731
Interest Expense	(14,217)	(13,976)	(41,726)	(41,290)
Net Interest (Expense)	(11,543)	(12,270)	(34,900)	(37,559)
Other Revenue (Expense)	1,469	9,664	(2,080)	33,899
Net Revenue (Expense)	(10,074)	(2,606)	(36,980)	(3,660)
Operating Expenses	25,114	17,923	48,223	52,869
Operating Income (Loss)	$(35,188)	$(20,529)	$(85,203)	$(56,529)

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2018 versus September 30, 2017

Net interest expense remained substantially unchanged as compared to the 2017.

Other revenue decreased $8 million as compared to the 2017 period, primarily due to lower income in the 2018 period attributable to investments.

Operating expenses increased $7 million as compared to the 2017 period, primarily due to a charge of $7 million relating to the redemption of a portion of the 2020 Notes in 2018.

Nine Months Ended September 30, 2018 versus September 30, 2017

Net interest expense decreased $3 million, or 7%, as compared to the 2017 period.

Other revenue decreased $36 million as compared to the 2017 period, primarily due to lower income in the 2018 period attributable to investments held in connection with LFI.

Operating expenses decreased $5 million as compared to the 2017 period, primarily due to a decrease in compensation and benefits expense, including a decrease in charges pertaining to LFI, partially offset by a charge of $7 million relating to the redemption of a portion of the 2020 Notes in 2018.

Cash Flows

The Company’s cash flows are influenced primarily by the timing of the receipt of Financial Advisory and Asset Management fees, the timing of distributions to members, payments of incentive compensation to managing directors and employees and purchases of Class A common stock. Cash flows also were affected in 2018 by Lazard Group’s issuance of $500 million aggregate principal amount of its 4.50% senior notes maturing in 2028 (the “2028 Notes”) and the redemption of a portion of the 2020 Notes.

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

Summary of Cash Flows:

	Nine Months Ended
	September 30,
	2018	2017
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$438	$392
Adjustments to reconcile net income to net cash provided by operating activities (a)	322	311
Other operating activities (b)	(460)	20
Net cash provided by operating activities	300	723
Investing activities	(38)	(15)
Financing activities (c)	(481)	(486)
Effect of exchange rate changes	(66)	128
Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(285)	350
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	2,441	1,580
End of Period	$2,156	$1,930

(a)	Consists of the following:

	Nine Months Ended
	September 30,
	2018	2017
	($ in millions)
Depreciation and amortization of property	$25	$23
Amortization of deferred expenses and share-based incentive compensation	293	284
Deferred tax provision (benefit)	(2)	2
Amortization and other acquisition-related (benefits) costs	(1)	2
Loss on extinguishment of debt	7	-
Total	$322	$311

(b)	Includes net changes in operating assets and liabilities.
(c)

Consists primarily of purchases of shares of Class A common stock, tax withholdings related to the settlement of vested restricted stock units (“RSUs”), vested restricted stock awards and vested PRSUs, changes in customer deposits, distributions to members and noncontrolling interest holders and activity relating to borrowings (including in 2018, the redemption of a portion of the 2020 Notes and issuance of the 2028 Notes).

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

Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”. In the first nine months of 2018, as reflected on the condensed consolidated statements of financial condition, both “deposits with banks and short-term investments” and “deposits and other customer payables” increased as compared to December 31, 2017, due to a higher level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG.

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

We regularly monitor our liquidity position, including cash levels, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, distributions to members, purchases of shares of Class A common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At September 30, 2018, Lazard had approximately $1,103 million of cash, with such amount including approximately $602 million held at Lazard’s operations outside the U.S. Since Lazard provides for U.S. income taxes on substantially all of its unrepatriated foreign earnings, we expect that no material amount of additional U.S. income taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations. Although the Tax Act generally requires companies to pay a one-time repatriation tax on previously unremitted foreign earnings of certain non-U.S. corporate subsidiaries, most of the Company’s operations outside the U.S. are conducted in “pass-through” entities for U.S. income tax purposes, and the Company has already provided for U.S. income taxes on their earnings. As a result, the Company expects that no material amount of additional U.S. income taxes would be recognized as a result of the Tax Act’s one-time repatriation tax or otherwise upon the receipt of cash dividends or distributions of such earnings from our foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of September 30, 2018, Lazard had approximately $169 million in unused lines of credit available to it, including a $150 million, five-year, senior revolving credit facility with a group of lenders that expires in September 2020 (the “Amended and Restated Credit Agreement”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $17 million (at September 30, 2018 exchange rates).

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

Financing Activities

The table below sets forth our corporate indebtedness as of September 30, 2018 and December 31, 2017. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		September 30, 2018			December 31, 2017
Senior Debt	Maturity Date	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2020 Senior Notes	2020	$250.0	$1.0	$249.0	$500.0	$2.6	$497.4
Lazard Group 2025 Senior Notes	2025	400.0	3.0	397.0	400.0	3.4	396.6
Lazard Group 2027 Senior Notes	2027	300.0	3.3	296.7	300.0	3.6	296.4
Lazard Group 2028 Senior Notes	2028	500.0	9.0	491.0	-	-	-
		$1,450.0	$16.3	$1,433.7	$1,200.0	$9.6	$1,190.4

During September 2018, Lazard Group completed an offering of the 2028 Notes. Lazard Group used a portion of the net proceeds of the 2028 Notes to redeem or otherwise retire $250 million of the 2020 Notes.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities, along with the use of our credit lines as needed, should be sufficient for us to fund our current obligations for the next 12 months.

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended September 30, 2018, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.32 to 1.00 and its Consolidated Interest Coverage Ratio being 21.20 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of September 30, 2018.

In addition, the Amended and Restated Credit Agreement, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At September 30, 2018, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Members’ Equity

At September 30, 2018, total members’ equity was $745 million, as compared to $907 million at December 31, 2017, including $691 million and $848 million attributable to Lazard Group on the respective dates. The net activity in members’ equity during the nine month period ended September 30, 2018 is reflected in the table below (in millions of dollars):

Members’ Equity - January 1, 2018	$907
Increase (decrease) due to:
Net income	438
Other comprehensive loss	(22)
Amortization of share-based incentive compensation	218
Purchase of Class A common stock	(307)
Settlement of share-based incentive compensation (a)	(110)
Distributions to members and noncontrolling interests, net	(374)
Other - net	(5)
Members’ Equity - September 30, 2018	$745

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

Nine Months Ended September 30:	Number of Shares Purchased	Average Price Per Share
2017	5,838,520	$43.25
2018	5,797,789	$52.88

As of September 30, 2018, a total of $242 million of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, which will expire on December 31, 2020.

In addition, on October 24, 2018, the Board of Directors of Lazard authorized the repurchase of up to $300 million of additional shares of Class A common stock, which authorization will expire on December 31, 2020, bringing the total share repurchase authorization as of October 24, 2018 to approximately $524 million.

During the nine month period ended September 30, 2018, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, pursuant to which it effected stock repurchases in the open market.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of September 30, 2018:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior debt (including interest) (a)	$1,890,792	$59,000	$362,688	$96,750	$1,372,354
Operating leases (exclusive of $28,796 of committed sublease income) (b)	892,590	83,762	172,606	135,367	500,855
Investment capital funding commitments (c)	8,632	8,632	-	-	-
Total (d)	$2,792,014	$151,394	$535,294	$232,117	$1,873,209

(a)

During September 2018, Lazard Group completed an offering of $500,000 aggregate principal amount of the 2028 Notes. Interest on the 2028 Notes is payable semi-annually on March 19 and September 19 of each year, beginning March 19, 2019. Lazard

Group used a portion of the net proceeds of the 2028 Notes to redeem or otherwise retire $250,000 of the 2020 Notes. See Note 10 of Notes to Condensed Consolidated Financial Statements.
(b)

In August 2018, the Company entered into a lease agreement for additional office facilities. Operating lease commitments in the table above include the impact of the new lease agreement. See Note 11 of Notes to Condensed Consolidated Financial Statements.

(c)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $15,257 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders. See Note 6 of Notes to Condensed Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.

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

On January 1, 2017, we adopted new accounting guidance on share-based incentive compensation. As a result of the adoption of this new guidance, we recognized excess tax benefits of $14.1 million and $2.0 million from the vesting of share-based incentive compensation in the provision for income taxes in the condensed consolidated statements of operations for the nine month periods ended September 30, 2018 and 2017, respectively. Upon adoption of the new guidance, we also recorded deferred tax assets of $4.9 million, net of a valuation allowance of $12.1 million, for previously unrecognized excess tax benefits (including tax benefits from dividends or dividend equivalents) on share-based incentive compensation, with an offsetting adjustment to retained earnings. See Note 15 of Notes to Condensed Consolidated Financial Statements for further information on the adoption of this new guidance. The new guidance has since January 1, 2017 affected, and the Company expects that in future periods the new guidance will affect, the provision for income taxes for the delivery of stock under share-based incentive compensation arrangements, as well as the effective tax rate in the relevant periods, which could be material to the condensed consolidated statements of operations and the classification of cash flows in the relevant periods.

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

Data relating to investments is set forth below:

	September 30, 2018	December 31, 2017
	($ in thousands)
Seed investments by asset class:
Equities (a)	$87,383	$111,067
Fixed income	9,619	15,215
Alternative investments	7,284	8,392
Total seed investments	104,286	134,674
Other investments owned:
Private equity (b)	44,300	57,457
Interest-bearing deposits	519	556
Fixed income and other (c)	226,041	23,780
Total other investments owned	270,860	81,793
Subtotal	375,146	216,467
Add:
Private equity consolidated, not owned (d)	15,375	19,222
LFI (e)	219,074	191,497
Total investments	$609,595	$427,186

(a)	At September 30, 2018 and December 31, 2017, seed investments in directly owned equity securities were invested as follows:

	September 30, 2018	December 31, 2017
Percentage invested in:
Financials	24%	27%
Consumer	27	25
Industrial	14	15
Technology	15	11
Other	20	22
Total	100%	100%

(b)

Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $28 million and $36 million as of September 30, 2018 and December 31, 2017, respectively.

(c)	At September 30, 2018, includes investment in U.S. Treasury securities of approximately $199 million with original maturities of greater than three months and less than one year.
(d)

Represents private equity investments that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “members’ equity” on the condensed consolidated statements of financial condition.

(e)

Composed of investments held in connection with LFI and other similar deferred compensation arrangements. The market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to awards expected to vest. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives.  LFI investments held in entities in which the Company maintained a controlling interest were $53 million in five entities as of September 30, 2018, as compared to $53 million in two entities as of December 31, 2017.

At September 30, 2018 and December 31, 2017, total investments with a fair value of $609 million and $427 million, respectively, included $61 million and $80 million, respectively, or 10% and 19%, respectively, of investments that were classified using NAV or its equivalent as a practical expedient. See Notes 5 and 6 of Notes to Condensed Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of September 30, 2018 and December 31, 2017, the Company held seed investments of approximately $104 million and $135 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $30 million in eight entities as of September 30, 2018, as compared to $28 million in eight entities as of December 31, 2017.

As of September 30, 2018 and December 31, 2017, the Company did not consolidate or deconsolidate any seed investment entities or LFI investment entities. As such, 100% of the recorded balance of seed investments and LFI investments as of September 30, 2018 and December 31, 2017 represented the Company’s economic interest in the seed investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed investment entities.

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

Equity Market Price Risk—At September 30, 2018 and December 31, 2017, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $98 million and $107 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $0.7 million and $2.0 million in the carrying value of such investments as of September 30, 2018 and December 31, 2017, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At September 30, 2018 and December 31, 2017, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $245 million and $58 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $1.4 million and $1.3 million in the carrying value of such investments as of September 30, 2018 and December 31, 2017, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At September 30, 2018 and December 31, 2017, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $45 million and $65 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a decrease of approximately $0.0 million and $1.7 million in the carrying value of such investments as of September 30, 2018 and December 31, 2017, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At September 30, 2018 and December 31, 2017, the Company’s exposure to changes in fair value of such investments was approximately $44 million and $57 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $4.4 million and $5.7 million in the carrying value of such investments as of September 30, 2018 and December 31, 2017, respectively.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At September 30, 2018, total receivables amounted to $664 million, net of an allowance for doubtful accounts of $34 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries, and customers and other receivables comprised 82%, 4%, and 14% of total receivables, respectively. At December 31, 2017, total receivables amounted to $589 million, net of an allowance for doubtful accounts of $24 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries, and customers and other receivables comprised 83%, 3% and 14% of total receivables, respectively. At September 30, 2018 and December 31, 2017, the Company had receivables past due or deemed uncollectible of approximately $38 million and $35 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit (primarily for clients of LFG). At both September 30, 2018 and December 31, 2017, customer receivables included $61 million of LFB loans, with such loans being fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $7 million and $4 million at September 30, 2018 and December 31, 2017, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $3 million and $16 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $204 million and $182 million at September 30, 2018 and December 31, 2017, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of September 30, 2018, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $11 million in the event interest rates were to increase by 1% and decrease by approximately $11 million if rates were to decrease by 1%.

As of September 30, 2018, the Company’s cash and cash equivalents totaled approximately $1,103 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, (iii) in short-term certificates of deposit from such banks and (iv) in short-term U.S. Treasury securities. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

4.6

Eighth Supplemental Indenture, dated as of September 19, 2018, between Lazard Group LLC and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on September 19, 2018.

4.7	Form of Senior Note (included in Exhibits 4.2, 4.3, 4.4, 4.5 and 4.6).

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

Dated: October 29, 2018

LAZARD GROUP LLC

By:	/s/ Evan L. Russo
Name:	Evan L. Russo
Title:	Chief Financial Officer

By:	/s/ Dominick Ragone
Name:	Dominick Ragone
Title:	Chief Accounting Officer