Form 10-Q
period 2019-09-30
Lazard Group LLC
filed 2019-11-05
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 25, 2019, in addition to profit participation interests, there were two managing member interests outstanding.

TABLE OF CONTENTS

When we use the terms “Lazard Group”,”Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company, that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock (the “Class A common stock”) are publicly traded on the New York Stock Exchange under the symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd’s primary operating asset is its indirect ownership as of September 30, 2019 of all of the common membership interests in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries that are co-managing members of Lazard Group.

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

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(UNAUDITED)

(dollars in thousands)

	September 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$928,439	$1,185,040
Deposits with banks and short-term investments	1,289,288	1,006,969
Cash deposited with clearing organizations and other segregated cash	40,280	38,379
Receivables (net of allowance for doubtful accounts of $31,238 and $40,115 at September 30, 2019 and December 31, 2018, respectively):
Fees	468,393	499,068
Customers and other	199,387	184,137
Lazard Ltd subsidiaries	32,834	21,103
	700,614	704,308
Investments	535,848	575,148
Property (net of accumulated amortization and depreciation of $351,532 and $339,448 at September 30, 2019 and December 31, 2018, respectively)	215,935	211,713
Operating lease right-of-use assets	558,241	-
Goodwill and other intangible assets (net of accumulated amortization of $65,493 and $63,591 at September 30, 2019 and December 31, 2018, respectively)	347,597	354,463
Deferred tax assets	65,205	55,042
Other assets	313,181	258,413
Total Assets	$4,994,628	$4,389,475

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(UNAUDITED)

(dollars in thousands)

	September 30,	December 31,
	2019	2018
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$1,405,836	$1,154,208
Accrued compensation and benefits	416,969	583,730
Operating lease liabilities	652,113	-
Senior debt	1,678,921	1,434,260
Payable to Lazard Ltd subsidiaries	60,689	63,185
Deferred tax liabilities	1,979	5,539
Other liabilities	462,780	565,801
Total Liabilities	4,679,287	3,806,723
Commitments and contingencies
MEMBERS’ EQUITY
Members' equity (net of 23,112,777 and 16,737,000 shares of Lazard Ltd Class A common stock, at a cost of $922,283 and $729,910 at September 30, 2019 and December 31, 2018, respectively)	491,696	758,705
Accumulated other comprehensive loss, net of tax	(241,790)	(228,660)
Total Lazard Group LLC Members' Equity	249,906	530,045
Noncontrolling interests	65,435	52,707
Total Members’ Equity	315,341	582,752
Total Liabilities and Members’ Equity	$4,994,628	$4,389,475

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUE
Investment banking and other advisory fees	$303,495	$309,118	$949,977	$1,136,013
Asset management fees	287,140	312,790	876,159	986,777
Interest income	3,689	3,075	11,262	8,018
Other	14,570	15,250	65,577	46,315
Total revenue	608,894	640,233	1,902,975	2,177,123
Interest expense	20,876	15,221	60,805	44,211
Net revenue	588,018	625,012	1,842,170	2,132,912
OPERATING EXPENSES
Compensation and benefits	388,616	342,294	1,129,316	1,160,216
Occupancy and equipment	29,696	28,673	88,598	87,786
Marketing and business development	27,264	21,803	83,908	75,575
Technology and information services	34,039	36,368	104,852	102,098
Professional services	14,592	13,067	46,107	40,745
Fund administration and outsourced services	28,424	34,748	85,847	103,159
Amortization and other acquisition-related (benefits) costs	1,081	(1,109)	799	(1,025)
Other	11,488	14,436	33,449	50,860
Total operating expenses	535,200	490,280	1,572,876	1,619,414
OPERATING INCOME	52,818	134,732	269,294	513,498
Provision for income taxes	9,433	25,393	42,697	75,453
NET INCOME	43,385	109,339	226,597	438,045
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,492	1,652	8,662	5,037
NET INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$41,893	$107,687	$217,935	$433,008

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
NET INCOME	$43,385	$109,339	$226,597	$438,045
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	(24,321)	(7,631)	(28,361)	(29,258)
Employee benefit plans:
Actuarial gain (net of tax expense (benefit) of $(1,607) and $214 for the three months ended September 30, 2019 and 2018, respectively, and $1,113 and $618 for the nine months ended September 30, 2019 and 2018, respectively)	9,050	863	11,911	4,149
Adjustment for items reclassified to earnings (net of tax expense of $172 and $264 for the three months ended September 30, 2019 and 2018, respectively, and $524 and $948 for the nine months ended September 30, 2019 and 2018, respectively)	1,074	949	3,319	2,788
OTHER COMPREHENSIVE LOSS, NET OF TAX	(14,197)	(5,819)	(13,131)	(22,321)
COMPREHENSIVE INCOME	29,188	103,520	213,466	415,724
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,491	1,653	8,661	5,037
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$27,697	$101,867	$204,805	$410,687

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$226,597	$438,045
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	24,622	25,078
Noncash lease expense	40,181	-
Amortization of deferred expenses and share-based incentive compensation	315,726	293,027
Amortization and other acquisition-related (benefits) costs	799	(1,025)
Deferred tax benefit	(17,488)	(1,462)
Loss on extinguishment of debt	6,505	6,523
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	(6,848)	(87,885)
Investments	43,559	(184,542)
Other assets	(126,207)	(144,895)
Accrued compensation and benefits and other liabilities	(208,236)	(42,867)
Net cash provided by operating activities	299,210	299,997
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(40,665)	(39,141)
Disposals of property	98	1,365
Net cash used in investing activities	(40,567)	(37,776)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Issuance of senior debt, net of expenses	492,032	490,970
Customer deposits, net	345,394	79,960
Contributions from noncontrolling interests	268	528
Other financing activities	925	-
Payments for:
Senior debt	(255,746)	(255,543)
Distributions to noncontrolling interests	(8,888)	(10,232)
Purchase of Class A common stock	(430,281)	(306,591)
Distributions to members	(178,935)	(364,751)
Settlement of share-based incentive compensation	(96,955)	(109,485)
Other financing activities	(6,170)	(5,541)
Net cash used in financing activities	(138,356)	(480,685)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(92,668)	(66,339)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	27,619	(284,803)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—January 1	2,230,388	2,441,266
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—September 30	$2,258,007	$2,156,463

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:
	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$928,439	$1,185,040
Deposits with banks and short-term investments	1,289,288	1,006,969
Cash deposited with clearing organizations and other segregated cash	40,280	38,379
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$2,258,007	$2,230,388

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2018

(UNAUDITED)

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total
	Members'	Income (Loss),	Members'	Noncontrolling	Members'
	Equity	Net of Tax	Equity	Interests	Equity
Balance - July 1, 2018 (*)	$935,787	$(211,757)	$724,030	$57,397	$781,427
Comprehensive income (loss):
Net income	107,687		107,687	1,652	109,339
Other comprehensive income (loss) - net of tax		(5,820)	(5,820)	1	(5,819)
Amortization of share-based incentive compensation	48,356		48,356		48,356
Distributions to members and noncontrolling interests, net	(99,159)		(99,159)	(5,135)	(104,294)
Purchase of Class A common stock	(82,796)		(82,796)		(82,796)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $173	(439)		(439)		(439)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)	93		93		93
Other	(827)		(827)		(827)
Balance - September 30, 2018 (*)	$908,702	$(217,577)	$691,125	$53,915	$745,040

(*) At both July 1, 2018 and September 30, 2018, in addition to profit participation interests, there were two managing member interests.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2018

(UNAUDITED)

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total
	Members'	Income (Loss),	Members'	Noncontrolling	Members'
	Equity	Net of Tax	Equity	Interests	Equity
Balance - January 1, 2018 (*)	$1,043,574	$(195,256)	$848,318	$58,582	$906,900
Comprehensive income (loss):
Net income	433,008		433,008	5,037	438,045
Other comprehensive loss - net of tax		(22,321)	(22,321)		(22,321)
Amortization of share-based incentive compensation	218,186		218,186		218,186
Distributions to members and noncontrolling interests, net	(364,751)		(364,751)	(9,704)	(374,455)
Purchase of Class A common stock	(306,591)		(306,591)		(306,591)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $173	(109,657)		(109,657)		(109,657)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)	278		278		278
Other	(5,345)		(5,345)		(5,345)
Balance - September 30, 2018 (*)	$908,702	$(217,577)	$691,125	$53,915	$745,040

(*) At both January 1, 2018 and September 30, 2018, in addition to profit participation interests, there were two managing member interests.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2019

(UNAUDITED)

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total
	Members'	Income (Loss),	Members'	Noncontrolling	Members'
	Equity	Net of Tax	Equity	Interests	Equity
Balance - July 1, 2019 (*)	$465,436	$(227,594)	$237,842	$63,823	$301,665
Comprehensive income (loss):
Net income	41,893		41,893	1,492	43,385
Other comprehensive loss - net of tax		(14,196)	(14,196)	(1)	(14,197)
Amortization of share-based incentive compensation	65,189		65,189		65,189
Distributions to members and noncontrolling interests, net	-		-	(1,102)	(1,102)
Purchase of Class A common stock	(78,569)		(78,569)		(78,569)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $1	(865)		(865)		(865)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)	53		53		53
Consolidation of VIEs	-		-	1,223	1,223
Other	(1,441)		(1,441)		(1,441)
Balance - September 30, 2019 (*)	$491,696	$(241,790)	$249,906	$65,435	$315,341

(*) At both July 1, 2019 and September 30, 2019, in addition to profit participation interests, there were two managing member interests.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2019

(UNAUDITED)

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total
	Members'	Income (Loss),	Members'	Noncontrolling	Members'
	Equity	Net of Tax	Equity	Interests	Equity
Balance - January 1, 2019 (*)	$758,705	$(228,660)	$530,045	$52,707	$582,752
Comprehensive income (loss):
Net income	217,935		217,935	8,662	226,597
Other comprehensive loss - net of tax		(13,130)	(13,130)	(1)	(13,131)
Amortization of share-based incentive compensation	226,272		226,272		226,272
Distributions to members and noncontrolling interests, net	(178,935)		(178,935)	(8,620)	(187,555)
Purchase of Class A common stock	(430,281)		(430,281)		(430,281)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $100	(96,855)		(96,855)		(96,855)
Business acquisitions and related equity transactions:
Class A common stock issuable (including related amortization)	158		158		158
Consolidation of VIEs	-		-	12,687	12,687
Other	(5,303)		(5,303)		(5,303)
Balance - September 30, 2019 (*)	$491,696	$(241,790)	$249,906	$65,435	$315,341

(*) At both January 1, 2019 and September 30, 2019, in addition to profit participation interests, there were two managing member interests.

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of September 30, 2019 and December 31, 2018. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

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

The consolidated results of operations for the three month and nine month periods ended September 30, 2019 are not indicative of the results to be expected for any future interim or annual period.

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
•

Variable interest entities (“VIEs”) where the Company is the primary beneficiary having the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of, or receive benefits from, the VIE that could be potentially significant to the VIE (see Note 21).

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

The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Revenue:
Financial Advisory (a)	$304,174	$309,846	$953,863	$1,137,781

Asset Management:
Management Fees and Other (b)	$298,752	$323,283	$910,321	$1,012,127
Incentive Fees (c)	1,263	1,957	7,118	19,984
Total Asset Management	$300,015	$325,240	$917,439	$1,032,111

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

Activity in the allowance for doubtful accounts for the three month and nine month periods ended September 30, 2019 and 2018 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Beginning Balance	$33,484	$34,906	$40,115	$23,692
Bad debt expense, net of recoveries	(546)	1,488	(6,097)	18,106
Charge-offs, foreign currency translation and other adjustments	(1,700)	(1,922)	(2,780)	(7,326)
Ending Balance	$31,238	$34,472	$31,238	$34,472

Bad debt expense, net of recoveries is included in “operating expenses—other” on the condensed consolidated statements of operations.

At September 30, 2019 and December 31, 2018, the Company had receivables past due or deemed uncollectible of $37,682 and $42,260, respectively.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Of the Company’s fee receivables at September 30, 2019 and December 31, 2018, $77,304 and $90,966, respectively, represented interest-bearing financing receivables. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of past due or uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $623,310 and $613,342 at September 30, 2019 and December 31, 2018, respectively, approximates fair value.

5.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Interest-bearing deposits	$495	$510
Debt	99,535	202,874
Equities	38,114	32,261
Funds:
Alternative investments (a)	27,124	17,752
Debt (a)	112,258	90,320
Equity (a)	215,821	175,088
Private equity	42,501	56,343
	397,704	339,503
Total investments	535,848	575,148
Less:
Interest-bearing deposits	495	510
Investments, at fair value	$535,353	$574,638
Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$1,555	$3,929

(a)

Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $9,330, $72,790 and $168,553, respectively, at September 30, 2019 and $9,741, $60,081 and $132,038, respectively, at December 31, 2018, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 7 and 14).

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

During the three month and nine month periods ended September 30, 2019 and 2018, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to “equity securities and trading debt securities” still held as of the reporting date as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net unrealized investment gains (losses)	$(590)	$1,972	$26,562	$(13,183)

6.	FAIR VALUE MEASUREMENTS

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

The fair value of investments in private equity funds is classified as Level 3 for certain investments that are valued based on the potential transaction value as of September 30, 2019.

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

The following tables present, as of September 30, 2019 and December 31, 2018, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	September 30, 2019
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$99,535	$-	$-	$-	$99,535
Equities	36,390	-	1,724	-	38,114
Funds:
Alternative investments	16,930	-	-	10,194	27,124
Debt	112,251	-	-	7	112,258
Equity	215,782	-	-	39	215,821
Private equity	-	-	2,146	40,355	42,501
Derivatives	-	3,278	-	-	3,278
Total	$480,888	$3,278	$3,870	$50,595	$538,631
Liabilities:
Securities sold, not yet purchased	$1,555	$-	$-	$-	$1,555
Contingent consideration liability	-	-	207	-	207
Derivatives	-	228,116	-	-	228,116
Total	$1,555	$228,116	$207	$-	$229,878

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

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month and nine month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Transfers	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,606	$148	$-	$-	$(30)	$1,724
Private equity funds	2,131	15	-	-	-	2,146
Total Level 3 Assets	$3,737	$163	$-	$-	$(30)	$3,870

Liabilities:
Contingent consideration liability	$203	$4	$-	$-	$-	$207
Total Level 3 Liabilities	$203	$4	$-	$-	$-	$207

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

	Nine Months Ended September 30, 2019
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Transfers (b)	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,622	$134	$-	$-	$(32)	$1,724
Private equity funds	-	15	2,131	-	-	2,146
Total Level 3 Assets	$1,622	$149	$2,131	$-	$(32)	$3,870

Liabilities:
Contingent consideration liability	$1,309	$(1,102)	$-	$-	$-	$207
Total Level 3 Liabilities	$1,309	$(1,102)	$-	$-	$-	$207

	Three Months Ended September 30, 2018
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,629	$-	$-	$-	$(1)	$1,628
Total Level 3 Assets	$1,629	$-	$-	$-	$(1)	$1,628

Liabilities:
Contingent consideration liability	$3,470	$(1,763)	$-	$-	$-	$1,707
Total Level 3 Liabilities	$3,470	$(1,763)	$-	$-	$-	$1,707

	Nine Months Ended September 30, 2018
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,592	$61	$1	$-	$(26)	$1,628
Total Level 3 Assets	$1,592	$61	$1	$-	$(26)	$1,628

Liabilities:
Contingent consideration liability	$4,656	$(2,949)	$-	$-	$-	$1,707
Total Level 3 Liabilities	$4,656	$(2,949)	$-	$-	$-	$1,707

(a)

Earnings recorded in “other revenue” for investments in equities for the three month and nine month periods ended September 30, 2019 and the three month and nine month periods ended September 30, 2018 include net unrealized gains (losses) of $163, $149, $0 and $61, respectively. Earnings recorded in “amortization and other acquisition-related (benefits) costs” for the contingent consideration liability for the three month and nine month periods ended September 30, 2019 and the three month and nine month periods ended September 30, 2018 include unrealized (gains) losses of $4, $(1,102), $(1,763) and $(2,949), respectively.

(b)

Certain investments that were valued at NAV as of December 31, 2018 were transferred to Level 3 during the nine month period ended September 30, 2019 as these investments are valued based on a potential transaction value that differs from NAV.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the three month and nine month periods ended September 30, 2019 and 2018.

The following tables present, at September 30, 2019 and December 31, 2018, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	September 30, 2019
					Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments		% of Fair Value Not Redeemable	% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$9,578	$-		NA	NA	NA	NA	(a)	30-60 days
Funds of funds	24	-		NA	NA	NA	NA	(b)	>90 days
Other	592	-		NA	NA	NA	NA	(c)	<30-30 days
Debt funds	7	-		NA	NA	NA	NA	(d)	<30 days
Equity funds	39	-		NA	NA	NA	NA	(e)	<30-90 days
Private equity funds:
Equity growth	40,355	8,264	(f)	100%	20%	14%	66%	NA	NA
Total	$50,595	$8,264

(a)	monthly (99%) and quarterly (1%)
(b)	quarterly (100%)
(c)	daily (6%) and monthly (94%)
(d)	daily (100%)
(e)	daily (24%), monthly (71%) and annually (5%)
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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Investment Capital Funding Commitments—At September 30, 2019, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $7,602. The investment period for EGCP III ended on October 12, 2016, after which point the Company’s obligation to fund capital contributions for new investments in EGCP III expired. The Company remains obligated until October 12, 2023 (or any earlier liquidation of EGCP III) to make capital contributions necessary to fund follow-on investments and to pay for fund expenses.

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

The table below presents the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 14) on the accompanying condensed consolidated statements of financial condition as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Derivative Assets:
Forward foreign currency exchange rate contracts	$3,278	$1,543
Total return swaps and other (a)	-	10,424
	$3,278	$11,967
Derivative Liabilities:
Forward foreign currency exchange rate contracts	$2,371	$939
Total return swaps and other (a)	3,719	1
LFI and other similar deferred compensation arrangements	222,026	188,022
	$228,116	$188,962

(a)

For total return swaps, amounts represent the netting of gross derivative assets and liabilities of $518 and $4,237 as of September 30, 2019, respectively, and $10,792 and $369 as of December 31, 2018, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are recorded “net” in “other assets”, with receivables for net cash collateral under such contracts of $5,580 as of September 30, 2019.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2019 and 2018, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Forward foreign currency exchange rate contracts	$3,969	$1,431	$5,065	$5,184
LFI and other similar deferred compensation arrangements	(1,764)	(3,647)	(22,118)	(1,712)
Total return swaps and other	1,324	(1,847)	(8,309)	599
Total	$3,529	$(4,063)	$(25,362)	$4,071

8.	PROPERTY

At September 30, 2019 and December 31, 2018, property consisted of the following:

	Estimated Depreciable	September 30,	December 31,
	Life in Years	2019	2018
Buildings	33	$137,928	$145,034
Leasehold improvements	3-20	192,320	187,930
Furniture and equipment	3-10	205,291	204,057
Construction in progress		31,928	14,140
Total		567,467	551,161
Less - Accumulated depreciation and amortization		351,532	339,448
Property		$215,935	$211,713

9.	LEASES

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

The following table summarizes the components of operating lease expense reflected on the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2019:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$19,904	$58,697
Variable lease cost	4,610	13,581
Less - sublease income	1,621	5,083
Total	$22,893	$67,195

The following table summarizes the supplemental cash flow information and certain other information related to operating leases for the nine month period ended September 30, 2019:

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$61,935

Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$602,715

Weighted average remaining lease term	12 years

Weighted average discount rate	3.6%

Maturities of the operating lease liabilities outstanding at September 30, 2019 for each of the years in the period ending December 31, 2024 and thereafter are set forth in the table below.

Year Ending December 31,
2019 (October 1 through December 31)	$22,394
2020	86,668
2021	82,461
2022	66,435
2023	62,065
2024	60,898
Thereafter	426,209
Total lease payments	807,130
Less - Discount	155,017
Operating lease liabilities	$652,113

In August 2018, the Company entered into a lease agreement for additional office facilities, which are currently under construction. The lease commenced in the third quarter of 2019 when the facilities were delivered to the Company. The Company recognized the related operating lease right-of-use assets and the operating lease liability on the lease commencement date.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Prior to the adoption of the new lease accounting guidance, the minimum rental commitments under non-cancelable operating leases at December 31, 2018, net of sublease income, were approximately as follows:

Year Ending December 31,
2019	$86,664
2020	89,260
2021	83,517
2022	70,611
2023	59,973
Thereafter	488,612
Total minimum rental commitments	878,637
Less - sublease proceeds	26,941
Net rental commitments	$851,696

10.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at September 30, 2019 and December 31, 2018 are presented below:

	September 30,	December 31,
	2019	2018
Goodwill	$345,564	$350,829
Other intangible assets (net of accumulated amortization)	2,033	3,634
	$347,597	$354,463

At September 30, 2019 and December 31, 2018, goodwill of $281,023 and $286,288, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the nine month periods ended September 30, 2019 and 2018 are as follows:

	Nine Months Ended
	September 30,
	2019	2018
Balance, January 1	$350,829	$362,760
Foreign currency translation adjustments	(5,265)	(9,479)
Balance, September 30	$345,564	$353,281

All changes in the carrying amount of goodwill for the nine month periods ended September 30, 2019 and 2018 are attributable to the Company’s Financial Advisory segment.

The gross cost and accumulated amortization of other intangible assets as of September 30, 2019 and December 31, 2018, by major intangible asset category, are as follows:

	September 30, 2019			December 31, 2018
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/incentive fees	$33,040	$31,292	$1,748	$33,040	$30,043	$2,997
Management fees, customer relationships and non-compete agreements	34,486	34,201	285	34,185	33,548	637
	$67,526	$65,493	$2,033	$67,225	$63,591	$3,634

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Amortization expense of intangible assets, included in “amortization and other acquisition-related (benefits) costs” in the condensed consolidated statements of operations, for the three month and nine month periods ended September 30, 2019 was $1,077 and $1,901, respectively, and for the three month and nine month periods ended September 30, 2018 was $654 and $1,924, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense
2019 (October 1 through December 31)	$265
2020	1,558
2021	60
2022	60
2023	60
Thereafter	30
Total amortization expense	$2,033

11.	SENIOR DEBT

Senior debt is comprised of the following as of September 30, 2019 and December 31, 2018:

				Outstanding as of
	Initial		Annual	September 30, 2019			December 31, 2018
	Principal Amount	Maturity Date	Interest Rate(b)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2020 Senior Notes (a)	$500,000	11/14/20	4.25%	$-	$-	$-	$250,000	$863	$249,137
Lazard Group 2025 Senior Notes	400,000	2/13/25	3.75%	400,000	2,534	397,466	400,000	2,888	397,112
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	300,000	2,920	297,080	300,000	3,215	296,785
Lazard Group 2028 Senior Notes (a)	500,000	9/19/28	4.50%	500,000	8,038	491,962	500,000	8,774	491,226
Lazard Group 2029 Senior Notes (a)	500,000	3/11/29	4.375%	500,000	7,587	492,413	-	-	-
Total				$1,700,000	$21,079	$1,678,921	$1,450,000	$15,740	$1,434,260

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

During September 2018, Lazard Group completed an offering of $500,000 aggregate principal amount of the 2028 Notes. Interest on the 2028 Notes is payable semi-annually on March 19 and September 19 of each year, beginning March 19, 2019. Lazard Group used a portion of the net proceeds of the 2028 Notes to redeem or otherwise retire $250,000 aggregate principal amount of the 2020 Notes.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

On September 25, 2015, Lazard Group entered into an Amended and Restated Credit Agreement for a five-year $150,000 senior revolving credit facility with a group of lenders (the “Amended and Restated Credit Agreement”), which expires in September 2020. The Amended and Restated Credit Agreement amended and restated the previous credit agreement dated September 25, 2012. Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. At September 30, 2019 and December 31, 2018, no amounts were outstanding under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of September 30, 2019, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

As of September 30, 2019, the Company had approximately $167,000 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement and unused lines of credit available to LFB of approximately $16,000.

The Company’s senior debt at September 30, 2019 and December 31, 2018 is carried at historical amounts of $1,678,921 and $1,434,260, respectively. At those dates, the fair value of such senior debt was approximately $1,817,000 and $1,429,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

12.	COMMITMENTS AND CONTINGENCIES

Guarantees—In the normal course of business, LFB provides indemnifications to third parties to protect them in the event of non-performance by its clients. At September 30, 2019, LFB had $2,422 of such indemnifications and held $2,422 of collateral/counter-guarantees to secure these commitments. The Company believes the likelihood of loss with respect to these indemnities is remote. Accordingly, no liability is recorded in the condensed consolidated statement of financial condition.

Business Acquisitions—For a business acquired in 2016, the remaining consideration consists of (i) 40,585 shares of Class A common stock subject to non-compete provisions and employment conditions, and (ii) up to 210,431 additional shares of Class A common stock that are subject to certain performance thresholds. During the nine month period ended September 30, 2019, none of the contingent shares were earned.

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, each of LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At September 30, 2019, LFB and LFNY had no such underwriting commitments.

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

During the nine month periods ended September 30, 2019 and 2018, Lazard Group distributed $178,935 and $364,751, respectively, to the subsidiaries of Lazard Ltd.

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.

On October 31, 2019, Lazard Group distributed to its managing members, which are subsidiaries of Lazard Ltd, 17,000,000 shares of Class A common stock that were held by Lazard Group. These shares were ultimately received by Lazard Ltd and cancelled. There was no impact on total members' equity as a result of this distribution.

Share Repurchase Program—During the nine month period ended September 30, 2019 and since 2017, the Board of Directors of Lazard authorized the repurchase of Class A common stock as set forth in the table below:

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

Nine Months Ended September 30:	Number of Shares Purchased	Average Price Per Share
2018	5,797,789	$52.88
2019	11,946,943	$36.01

During the nine month periods ended September 30, 2019 and 2018, certain of our executive officers received Class A common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of Class A common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the nine month period ended September 30, 2018, the Company purchased shares of Class A common stock from certain of our executive officers. The aggregate value of all such purchases during the nine month periods ended September 30, 2019 and 2018 was approximately $14,600 and $16,400, respectively. Such shares of Class A common stock are reported at cost.

As of September 30, 2019, a total of $165,231 of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, all of which will expire on December 31, 2020.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

In addition, on October 30, 2019, the Board of Directors of Lazard authorized the repurchase of up to $300,000 of additional shares of Class A common stock, which authorization will expire on December 31, 2021, bringing the total available share repurchase authorization as of October 30, 2019 to approximately $437,000.

During the nine month period ended September 30, 2019, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

Accumulated Other Comprehensive Income (Loss), Net of Tax—The tables below reflect the balances of each component of AOCI at September 30, 2019 and 2018 and activity during the three month and nine month periods then ended:

	Three Months Ended September 30, 2019
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, July 1, 2019	$(86,869)	$(140,725)	$(227,594)	$-	$(227,594)
Activity:
Other comprehensive income (loss) before reclassifications	(24,321)	9,050	(15,271)	(1)	(15,270)
Adjustments for items reclassified to earnings, net of tax	-	1,074	1,074	-	1,074
Net other comprehensive income (loss)	(24,321)	10,124	(14,197)	(1)	(14,196)
Balance, September 30, 2019	$(111,190)	$(130,601)	$(241,791)	$(1)	$(241,790)

	Nine Months Ended September 30, 2019
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2019	$(82,829)	$(145,831)	$(228,660)	$-	$(228,660)
Activity:
Other comprehensive income (loss) before reclassifications	(28,361)	11,911	(16,450)	(1)	(16,449)
Adjustments for items reclassified to earnings, net of tax	-	3,319	3,319	-	3,319
Net other comprehensive income (loss)	(28,361)	15,230	(13,131)	(1)	(13,130)
Balance, September 30, 2019	$(111,190)	$(130,601)	$(241,791)	$(1)	$(241,790)

	Three Months Ended September 30, 2018
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, July 1, 2018	$(65,417)	$(146,341)	$(211,758)	$(1)	$(211,757)
Activity:
Other comprehensive income (loss) before reclassifications	(7,631)	863	(6,768)	1	(6,769)
Adjustments for items reclassified to earnings, net of tax	-	949	949	-	949
Net other comprehensive income (loss)	(7,631)	1,812	(5,819)	1	(5,820)
Balance, September 30, 2018	$(73,048)	$(144,529)	$(217,577)	$-	$(217,577)

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

The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month and nine month periods ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Amortization relating to employee benefit plans (a)	$1,246	$1,213	$3,843	$3,736
Less - related income taxes	172	264	524	948
Total reclassifications, net of tax	$1,074	$949	$3,319	$2,788

(a)	Included in the computation of net periodic benefit cost (see Note 15). Such amounts are included in “operating expenses—other” on the condensed consolidated statements of operations.

Noncontrolling Interests—Noncontrolling interests principally represent (i) interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own, and (ii) consolidated VIE interests held by employees (see Note 21).

The tables below summarize net income attributable to noncontrolling interests for the three month and nine month periods ended September 30, 2019 and 2018 and noncontrolling interests as of September 30, 2019 and December 31, 2018 in the Company’s condensed consolidated financial statements:

	Net Income Attributable to Noncontrolling Interests
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Edgewater	$1,302	$1,651	$8,237	$5,034
Consolidated VIEs	189	-	423	-
Other	1	1	2	3
Total	$1,492	$1,652	$8,662	$5,037

	Noncontrolling Interests as of
	September 30,	December 31,
	2019	2018
Edgewater	$52,311	$52,695
Consolidated VIEs	13,110	-
Other	14	12
Total	$65,435	$52,707

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

14.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2018 Plan, 2008 Plan and 2005 Equity Incentive Plan (the “2005 Plan”) and activity with respect thereto during the three month and nine month periods ended September 30, 2019 and 2018 is presented below.

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

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs and other share-based awards) and “professional services” expense (with respect to DSUs) within the Company’s accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Share-based incentive awards:
RSUs	$37,206	$38,121	$140,597	$154,643
PRSUs	14,291	3,107	16,540	31,125
Restricted Stock	7,274	6,950	24,871	30,323
Profits interest participation rights	6,224	-	42,105	-
DSUs	97	89	1,079	1,048
Total	$65,092	$48,267	$225,192	$217,139

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

RSUs generally include a dividend participation right that provides that during vesting periods each RSU is attributed additional RSUs (or fractions thereof) equivalent to any dividends paid on Class A common stock during such period. During the nine month period ended September 30, 2019, dividend participation rights required the issuance of 725,197 RSUs.

Non-executive members of the Board of Directors of Lazard Group, who are the same Non-Executive Directors of Lazard Ltd (“Non-Executive Directors”), receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 51,379 DSUs granted during the nine month period ended September 30, 2019.  Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of Class A common stock at the time of cessation of service to the Board of Directors. DSUs include a cash dividend participation right equivalent to dividends paid on Class A common stock.

Lazard Ltd’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of Class A common stock on the date immediately preceding the date of the grant. During the nine month period ended September 30, 2019, 16,103 DSUs had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs during the nine month period ended September 30, 2019:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	11,362,306	$43.78	323,546	$39.27
Granted (including 725,197 RSUs relating to dividend participation)	5,729,741	$38.51	67,482	$31.99
Forfeited	(673,873)	$43.40	-	-
Settled	(5,857,462)	$37.09	-	-
Balance, September 30, 2019	10,560,712	$44.66	391,028	$38.01

In connection with RSUs that settled during the nine month period ended September 30, 2019, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 2,047,117 shares of Class A common stock during such nine month period. Accordingly, 3,810,345 shares of Class A common stock held by the Company were delivered during the nine month period ended September 30, 2019.

As of September 30, 2019, estimated unrecognized RSU compensation expense was $147,308, with such expense expected to be recognized over a weighted average period of approximately 0.9 years subsequent to September 30, 2019.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Restricted Stock

The following is a summary of activity related to shares of restricted Class A common stock associated with compensation arrangements during the nine month period ended September 30, 2019:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	1,541,058	$43.16
Granted	1,039,736	$35.32
Forfeited	(230,787)	$40.59
Settled	(1,165,568)	$38.38
Balance, September 30, 2019	1,184,439	$41.48

In connection with shares of restricted Class A common stock that settled during the nine month period ended September 30, 2019, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 372,792 shares of Class A common stock during such nine month period. Accordingly, 792,776 shares of Class A common stock held by the Company were delivered during the nine month period ended September 30, 2019.

The restricted stock awards include a cash dividend participation right equivalent to dividends paid on Class A common stock during the period, which will vest concurrently with the underlying restricted stock award. At September 30, 2019, estimated unrecognized restricted stock expense was $20,080, with such expense to be recognized over a weighted average period of approximately 0.9 years subsequent to September 30, 2019.

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

The following is a summary of activity relating to PRSUs during the nine month period ended September 30, 2019:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	1,771,795	$38.66
Settled	(1,171,081)	$32.44
Balance, September 30, 2019	600,714	$50.78

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

In connection with certain PRSUs that settled during the nine month period ended September 30, 2019, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 203,036 shares of Class A common stock during such nine month period. Accordingly, 968,045 shares of Class A common stock held by the Company were delivered during the nine month period ended September 30, 2019.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of September 30, 2019, the total estimated unrecognized compensation expense was $4,465, and the Company expects to amortize such expense over a weighted-average period of approximately 0.7 years subsequent to September 30, 2019.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following is a summary of activity relating to profits interest participation rights, including PRPUs, during the nine month period ended September 30, 2019:

	Profits Interest Participation Rights	Weighted Average Grant Date Fair Value
Balance, January 1, 2019	-	-
Granted (a)	1,462,702	$38.65
Balance, September 30, 2019	1,462,702	$38.65

(a)	Table includes the target number of PRPUs assuming the achievement of applicable performance conditions at the target level.

Compensation expense recognized for profits interest participation rights, including PRPUs, is determined by multiplying the number of shares of Class A common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value.  As of September 30, 2019, the total estimated unrecognized compensation expense was $19,831, and the Company expects to amortize such expense over a weighted-average period of approximately 1.2 years subsequent to September 30, 2019.

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

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the nine month period ended September 30, 2019:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2019	$76,362	$188,022
Granted	101,552	101,529
Settled	-	(89,140)
Forfeited	(1,571)	(3,107)
Amortization	(83,301)	-
Change in fair value related to:
Increase in fair value of underlying investments	-	22,118
Adjustment for estimated forfeitures	-	3,704
Other	(990)	(1,100)
Balance, September 30, 2019	$92,052	$222,026

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 0.9 years subsequent to September 30, 2019.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Amortization, net of forfeitures	$23,325	$19,145	$85,469	$71,274
Change in the fair value of underlying investments	1,764	3,647	22,118	1,712
Total	$25,089	$22,792	$107,587	$72,986

15.	EMPLOYEE BENEFIT PLANS

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

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s pension plans for the three month and nine month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
Components of Net Periodic Benefit Cost (Credit):
Service cost	$223	$217
Interest cost	3,716	3,822
Expected return on plan assets	(6,697)	(7,315)
Amortization of:
Prior service cost	26	-
Net actuarial loss (gain)	1,220	1,213
Settlement loss	2,280	-
Net periodic benefit cost (credit)	$768	$(2,063)

	Nine Months Ended September 30,
	2019	2018
Components of Net Periodic Benefit Cost (Credit):
Service cost	$635	$670
Interest cost	11,476	11,861
Expected return on plan assets	(20,596)	(22,681)
Amortization of:
Prior service cost	82	-
Net actuarial loss (gain)	3,761	3,736
Settlement loss	5,802
Net periodic benefit cost (credit)	$1,160	$(6,414)

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

16.	BUSINESS REALIGNMENT

The Company conducted a review of our business, which resulted in a realignment that included employee reductions and the closing of subscale offices and investment strategies, most of which were completed during the third quarter of 2019.

Expenses associated with business realignment for the three month and nine month periods ended September 30, 2019 were as follows:

	Financial	Asset
	Advisory	Management	Corporate	Total
Compensation and benefits	$35,658	$13,144	$317	$49,119
Other	-	1,335	1,000	2,335
Total	$35,658	$14,479	$1,317	$51,454

Activity related to the obligations pursuant to business realignment during the three month period ended September 30, 2019 was as follows:

	Accrued
	Compensation	Other
	and Benefits	Liabilities	Total
Balance, July 1, 2019	$-	$-	$-
New charges	49,119	2,335	51,454
Less:	-	-	-
Non-cash charges	(15,447)	(1,335)	(16,782)
Payments	(1,193)	-	(1,193)
Balance, September 30, 2019	$32,479	$1,000	$33,479

17.	INCOME TAXES

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

The Company recorded income tax provisions of $9,433 and $42,697 for the three month and nine month periods ended September 30, 2019, respectively, and $25,393 and $75,453 for the three month and nine month periods ended September 30, 2018, respectively, representing effective tax rates of 17.9%, 15.9%, 18.8% and 14.7%, respectively. The difference between the U.S. federal statutory rate of 21.0% and the effective tax rates reflected above principally relates to (i) Lazard Group primarily operating as a limited liability company in the U.S., (ii) taxes payable to foreign jurisidictions, (iii) excess net tax benefit for share-based incentive compensation and other discrete items, (iv) change in the valuation allowance affecting the provision for income taxes, (v) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate, and (vi) impact of U.S. tax reform, including base erosion and anti-abuse tax.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

18.	RELATED PARTIES

Receivables from and Payables to Lazard Ltd Subsidiaries

Interest income relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $89 for the nine month period ended September 30, 2019 and $230 and $451 for the three month and nine month periods ended September 30, 2018, respectively.

Lazard Group’s payables to subsidiaries of Lazard Ltd at September 30, 2019 and December 31, 2018 included interest-bearing loans, including interest thereon, of $54,955 and $60,875, respectively. Interest expense relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $872 and $2,688 for the three month and nine month periods ended September 30, 2019, respectively, and $901 and $2,803 for the three month and nine month periods ended September 30, 2018, respectively.

Sponsored Funds

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Investment advisory fees relating to such services were $141,365 and $438,733 for the three month and nine month periods ended September 30, 2019, respectively, and $158,425 and $510,414 for the three month and nine month periods ended September 30, 2018, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $55,714 and $59,304 remained as receivables at September 30, 2019 and December 31, 2018, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.

Other

During the nine month period ended September 30, 2019, the Company recognized approximately $9,000 of investment banking and other advisory fees pertaining to financial advisory services provided to clients of which a member of the Company’s Board of Directors also served as a member of the client’s board of directors or in a management capacity. The engagement terms were negotiated in the ordinary course of business on an arms-length basis.

See Note 13 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.

19.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $100, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At September 30, 2019, LFNY’s regulatory net capital was $133,716, which exceeded the minimum requirement by $128,376. LFNY’s aggregate indebtedness to net capital ratio was 0.60:1 as of September 30, 2019.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At September 30, 2019, the aggregate regulatory net capital of the U.K. Subsidiaries was $148,962, which exceeded the minimum requirement by $132,957.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At September 30, 2019, the consolidated regulatory net capital of CFLF was $161,499, which exceeded the minimum requirement set for regulatory capital levels by $106,159. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At June 30, 2019, the regulatory net capital of the combined European regulated group was $211,440, which exceeded the minimum requirement set for regulatory capital levels by $107,119. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At September 30, 2019, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $153,873, which exceeded the minimum required capital by $125,826.

At September 30, 2019, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the three month and nine month periods ended September 30, 2019 and 2018 is prepared using the following methodology:

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

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2019	2018	2019	2018
Financial Advisory	Net Revenue	$304,174	$309,846	$953,863	$1,137,781
	Operating Expenses (a)	303,966	253,602	847,322	900,397
	Operating Income	$208	$56,244	$106,541	$237,384
Asset Management	Net Revenue	$300,015	$325,240	$917,439	$1,032,111
	Operating Expenses (a)	225,819	211,564	652,188	670,794
	Operating Income	$74,196	$113,676	$265,251	$361,317
Corporate	Net Revenue	$(16,171)	$(10,074)	$(29,132)	$(36,980)
	Operating Expenses (a)	5,415	25,114	73,366	48,223
	Operating Loss	$(21,586)	$(35,188)	$(102,498)	$(85,203)
Total	Net Revenue	$588,018	$625,012	$1,842,170	$2,132,912
	Operating Expenses (a)	535,200	490,280	1,572,876	1,619,414
	Operating Income	$52,818	$134,732	$269,294	$513,498

(a)  See Note 16 for information regarding business realignment.

	As Of
	September 30, 2019	December 31, 2018
Total Assets
Financial Advisory	$1,044,961	$829,898
Asset Management	703,744	728,220
Corporate	3,245,923	2,831,357
Total	$4,994,628	$4,389,475

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

21.	CONSOLIDATED VIEs

The Company’s consolidated VIEs as of September 30, 2019 include certain funds that were recently established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement.  Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.  The Company’s consolidated VIE assets and liabilities as reflected in the condensed consolidated statements of financial condition consist of the following at September 30, 2019:

ASSETS
Cash and cash equivalents	$3,377
Customers and other receivables	519
Investments (a)	89,333
Other assets	769
Total Assets	$93,998

LIABILITIES
Deposits and other customer payables	$462
Other liabilities	477
Total Liabilities	$939

(a)	Includes $79,791 of LFI held by Lazard Group which is eliminated in the condensed consolidated statements of financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Group’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”). All references to “2019,” “2018,” “third quarter,” “first nine months” or “the period” refer to, as the context requires, the three month and nine month periods ended September 30, 2019 and September 30, 2018.

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

Our consolidated net revenue was derived from the following segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Financial Advisory	52%	50%	52%	53%
Asset Management	51	52	50	49
Corporate	(3)	(2)	(2)	(2)
Total	100%	100%	100%	100%

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

•

Financial Advisory—The fundamentals for continued M&A activity, including technological disruption and low interest rates, appear to remain in place. We believe our Financial Advisory business is in a strong competitive position as demand continues for expert, independent strategic advice that can be levered across geographies and our range of capabilities. The global scale and breadth of our Financial Advisory business allows us to advise on a wide range of strategic and restructuring transactions across a variety of industries. In addition, we believe our businesses throughout North America, Europe and the emerging markets position us for growth in these markets, while enhancing our relationships with, and the services that we can provide to, clients in other economies. We continue to invest in our Financial Advisory business by selectively hiring talented senior professionals and continuing to focus on our M&A and other advisory services.

•

Asset Management—In the short to intermediate term, we expect most investor demand will come through financial institutions, and from defined benefit and defined contribution plans in developed economies because of their sheer scope and size. Over the longer term, and depending upon local market conditions, we would expect an increasing share of our AUM to come from the developing economies around the globe, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Given our diversified investment platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from opportunities across the asset management industry. We are continually developing and seeding new investment strategies that extend our existing platforms and assessing potential product acquisitions or other inorganic growth opportunities. Recent examples of growth initiatives include the following investment strategies: various Quantitative Equity strategies, an International Value strategy, a Global Equity Franchise strategy, and a U.S. Systematic Equity strategy.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value and number of all completed transactions, including the subset of completed transactions involving values greater than $500 million, decreased in the first nine months of 2019 as compared to 2018. With respect to announced M&A transactions, the value and number of all transactions, including the subset of announced transactions involving values greater than $500 million, decreased in the first nine months of 2019 as compared to 2018.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	% Incr / (Decr)	2019	2018	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$907	$850	7%	$2,641	$2,910	(9)%
Number	7,816	8,337	(6)%	24,873	27,173	(8)%
Deals Greater than $500 million:
Value	$731	$638	15%	$2,065	$2,258	(9)%
Number	240	311	(23)%	777	953	(18)%
Announced M&A Transactions:
All deals:
Value	$864	$876	(1)%	$3,057	$3,236	(6)%
Number	8,318	8,443	(1)%	25,764	27,381	(6)%
Deals Greater than $500 million:
Value	$662	$649	2%	$2,435	$2,567	(5)%
Number	286	312	(8)%	855	1,016	(16)%

Source: Dealogic as of October 1, 2019.

Global restructuring activity during the first nine months of 2019, as measured by the number of corporate defaults, increased as compared to the first nine months of 2018. The number of defaulting issuers was 64 in the first nine months of 2019 according to Moody’s Investors Service, Inc, as compared to 62 in the first nine months of 2018.

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

Asset Management

Equity market indices for major markets at September 30, 2019 generally increased as compared to such indices at December 31, 2018 and September 30, 2018. The percentage change in major equity market indices at September 30, 2019, as compared to such indices at June 30, 2019, December 31, 2018, and at September 30, 2018, is shown in the table below.

	Percentage Changes September 30, 2019 vs.
	June 30, 2019	December 31, 2018	September 30, 2018
MSCI World Index	1%	18%	2%
Euro Stoxx	3%	23%	9%
MSCI Emerging Market	(4)%	6%	(2)%
S&P 500	2%	21%	4%

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

Although Corporate segment net revenue during 2019 is not significant compared to Lazard’s net revenue, total assets in the Corporate segment represented 65% of Lazard’s consolidated total assets as of September 30, 2019, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, deferred tax assets and certain assets associated with LFB.

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

Our operating expenses also include “non-compensation expense”, which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services and other expenses. Our occupancy costs represent a significant portion of our aggregate operating expenses and are subject to change from time to time, particularly as leases for real property expire and are renewed or replaced with new, long-term leases for the same or other real property. In 2019 and 2018, non-compensation expense included expenses related to the redemption of the Company’s 4.25% senior notes due 2020 (the “2020 Notes”).

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

Business Realignment

We conducted a review of our business, which resulted in a realignment that included employee reductions and the closing of subscale offices and investment strategies, most of which were completed during the third quarter of 2019. We believe these actions better align the business with changes in the marketplace and create greater flexibility to focus on strategic growth opportunities. These actions resulted in expenses of $51.5 million in the third quarter of 2019. See Note 16 of Notes to Condensed Consolidated Financial Statements.

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

See “Critical Accounting Policies and Estimates—Income Taxes” below and Note 17 of Notes to Condensed Consolidated Financial Statements for additional information regarding income taxes and our deferred tax assets.

Noncontrolling Interests

Noncontrolling interests primarily consist of amounts related to Edgewater’s management vehicles that the Company is deemed to control but not own and consolidated VIE interests held by employees. See Notes 13 and 21 of Notes to Condensed Consolidated Financial Statements for information regarding the Company’s noncontrolling interests and consolidated VIEs.

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

A portion of our net revenue is derived from transactions that are denominated in currencies other than the U.S. Dollar. Net revenue for the three month and nine month periods ended September 30, 2019 was negatively impacted by exchange rate movements in comparison to the relevant prior year period. The majority of the impact to net revenue was offset by the impact of the exchange rate movements on our operating expenses during the periods denominated in currencies other than the U.S. Dollar.

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP. Selected financial data derived from the Company’s reported condensed consolidated results of operations is set forth below, followed by a more detailed discussion of both the consolidated and business segment results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	($ in thousands)
Net Revenue	$588,018	$625,012	$1,842,170	$2,132,912
Operating Expenses (a):
Compensation and benefits	388,616	342,294	1,129,316	1,160,216
Non-compensation	145,503	149,095	442,761	460,223
Amortization and other acquisition-related (benefits) costs	1,081	(1,109)	799	(1,025)
Total operating expenses	535,200	490,280	1,572,876	1,619,414
Operating Income	52,818	134,732	269,294	513,498
Provision for income taxes	9,433	25,393	42,697	75,453
Net Income	43,385	109,339	226,597	438,045
Less - Net Income Attributable to Noncontrolling Interests	1,492	1,652	8,662	5,037
Net Income Attributable to Lazard Group	$41,893	$107,687	$217,935	$433,008
Operating Income, as a % of net revenue	9.0%	21.6%	14.6%	24.1%

(a)	See Note 16 of Notes to Condensed Consolidated Financial Statements for information regarding business realignment.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	($ in thousands)
Operating Revenue:
Net revenue	$588,018	$625,012	$1,842,170	$2,132,912
Adjustments:
Interest expense (a)	19,407	14,069	56,732	41,100
Distribution fees, reimbursable deal costs and bad debt expense (b)	(15,352)	(25,880)	(52,822)	(90,107)
Revenue related to noncontrolling interests (c)	(4,164)	(4,512)	(18,254)	(15,351)
(Gains) losses on investments pertaining to LFI (d)	(1,764)	(3,647)	(22,118)	(1,712)
Private equity investment adjustment (e)	-	-	11,948	-
Operating revenue	$586,145	$605,042	$1,817,656	$2,066,842

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

(e)	Represents write-down of a private equity investment to the potential transaction value.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$388,616	$342,294	$1,129,316	$1,160,216
Adjustments:
Expenses associated with business realignment (a)	(49,119)	-	(49,119)	-
Noncontrolling interests (b)	(2,230)	(2,410)	(8,028)	(8,283)
(Charges) credits pertaining to LFI (c)	(1,764)	(3,647)	(22,118)	(1,712)
Adjusted compensation and benefits expense	$335,503	$336,237	$1,050,051	$1,150,221
Adjusted compensation and benefits expense, as a % of operating revenue	57.2%	55.6%	57.8%	55.7%

(a)	Represents expenses associated with business realignment.
(b)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(c)

Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$145,503	$149,095	$442,761	$460,223
Adjustments:
Expenses associated with business realignment (a)	(1,810)	-	(1,810)	-
Expenses associated with ERP system implementation (b)	(2,363)	(7,659)	(13,193)	(20,489)
Expenses related to office space reorganization (c)	(1,143)	-	(1,143)	(2,425)
Distribution fees, reimbursable deal costs and bad debt expense (d)	(15,352)	(25,880)	(52,822)	(90,107)
Charges pertaining to senior debt refinancing (e)	-	(6,523)	(6,505)	(6,523)
Noncontrolling interests (f)	(397)	(272)	(1,401)	(1,502)
Adjusted non-compensation expense	$124,438	$108,761	$365,887	$339,177
Adjusted non-compensation expense, as a % of operating revenue	21.2%	18.0%	20.1%	16.4%

(a)	Represents expenses associated with business realignment.
(b)	Represents expenses associated with the Enterprise Resource Planning (“ERP”) system implementation.
(c)	Represents incremental rent expense and lease abandonment costs related to office space reorganization.
(d)

Represents certain distribution fees, reimbursable deal costs paid to third parties and bad debt expense relating to fees that are deemed uncollectible for which an equal amount is included for purposes of determining operating revenue.

(e)

In 2019 and 2018, represents charges pertaining to the redemption of the Company’s 2020 Notes due to the non-operating nature of such transaction. See “—Liquidity and Capital Resources—Financing Activities” below.

(f)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	($ in thousands)
Earnings From Operations:
Operating revenue	$586,145	$605,042	$1,817,656	$2,066,842
Deduct:
Adjusted compensation and benefits expense	(335,503)	(336,237)	(1,050,051)	(1,150,221)
Adjusted non-compensation expense	(124,438)	(108,761)	(365,887)	(339,177)
Earnings from operations	$126,204	$160,044	$401,718	$577,444
Earnings from operations, as a % of operating revenue	21.5%	26.5%	22.1%	27.9%

Headcount information is set forth below:

	As of
	September 30, 2019 (a)	December 31, 2018	September 30, 2018
Headcount:
Managing Directors:
Financial Advisory	166	163	166
Asset Management	108	102	101
Corporate	18	17	17
Total Managing Directors	292	282	284
Other Business Segment Professionals and Support Staff:
Financial Advisory	1,377	1,300	1,299
Asset Management	993	1,014	998
Corporate	402	383	381
Total	3,064	2,979	2,962

(a)	Includes the impact of business realignment as of September 30, 2019.

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

Three Months Ended September 30, 2019 versus September 30, 2018

The Company reported net income attributable to Lazard Group of $42 million, as compared to net income attributable to Lazard Group of $108 million in the 2018 period.

Net revenue decreased $37 million, or 6%, with operating revenue decreasing $19 million, or 3%, as compared to the 2018 period. Fee revenue from investment banking and other advisory activities decreased $6 million, or 2%, as compared to the 2018 period. Asset management fees, including incentive fees, decreased $26 million, or 8%, as compared to the 2018 period. In the aggregate, interest income, other revenue and interest expense decreased $6 million, as compared to the 2018 period.

Compensation and benefits expense (which included $49 million associated with business realignment in the 2019 period) increased $46 million, or 14%, as compared to the 2018 period.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was substantially unchanged as compared to the 2018 period. The ratio of adjusted compensation and benefits expense to operating revenue was 57.2% for the 2019 period, as compared to 55.6% for the 2018 period.

Non-compensation expense decreased $4 million, or 2%, as compared to the 2018 period. Adjusted non-compensation expense increased $16 million, or 14%, as compared to the 2018 period primarily due to increased business development expenses. The ratio of adjusted non-compensation expense to operating revenue was 21.2% for the 2019 period, as compared to 18.0% for the 2018 period.

Amortization and other acquisition-related (benefits) costs reflects a cost of $1 million in the 2019 period as compared to a benefit of $1 million in the 2018 period primarily due to the change in the fair market value of contingent consideration.

Operating income decreased $82 million, or 61%, as compared to the 2018 period.

Earnings from operations decreased $34 million, or 21%, as compared to the 2018 period, and, as a percentage of operating revenue, was 21.5%, as compared to 26.5% in the 2018 period.

The provision for income taxes reflects an effective tax rate of 17.9%, as compared to 18.8% for the 2018 period. The decrease in the effective tax rate reflects the impact of discrete benefits in the 2019 and 2018 periods on relative operating income.

Net income attributable to noncontrolling interests was substantially unchanged as compared to the 2018 period.

Nine Months Ended September 30, 2019 versus September 30, 2018

The Company reported net income attributable to Lazard Group of $218 million, as compared to net income attributable to Lazard Group of $433 million in the 2018 period.

Net revenue decreased $291 million, or 14%, with operating revenue decreasing $249 million, or 12%, as compared to the 2018 period. Fee revenue from investment banking and other advisory activities decreased $186 million, or 16%, as compared to the 2018 period. Asset management fees, including incentive fees, decreased $111 million, or 11%, as compared to the 2018 period. In the aggregate, interest income, other revenue and interest expense increased $6 million, as compared to the 2018 period.

Compensation and benefits expense (which included $49 million associated with business realignment in the 2019 period) decreased $31 million, or 3%, as compared to the 2018 period, primarily associated with decreased operating revenue.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $1,050 million, a decrease of $100 million, or 9%, as compared to $1,150 million in the 2018 period. The ratio of adjusted compensation and benefits expense to operating revenue was 57.8% for the 2019 period, as compared to 55.7% for the 2018 period.

Non-compensation expense decreased $17 million, or 4%, as compared to the 2018 period, primarily due to higher bad debt expense in the 2018 period and lower fund administration fees in the 2019 period, partially offset by investments in technology infrastructure and increased business development expenses in the 2019 period. Adjusted non-compensation expense increased $27 million, or 8%, as compared to the 2018 period, primarily due to investments in technology infrastructure and increased business development expenses in the 2019 period. The ratio of adjusted non-compensation expense to operating revenue was 20.1% for the 2019 period, as compared to 16.4% in the 2018 period.

Amortization and other acquisition-related (benefits) costs reflects a cost of $1 million in the 2019 period, as compared to a benefit of $1 million in the 2018 period, primarily due to the change in the fair market value of contingent consideration.

Operating income decreased $244 million, or 48%, as compared to the 2018 period.

Earnings from operations decreased $176 million, or 30%, as compared to the 2018 period, and, as a percentage of operating revenue, was 22.1%, as compared to 27.9% in the 2018 period.

The provision for income taxes reflects an effective tax rate of 15.9%, as compared to 14.7% for the 2018 period. The increase in the effective tax rate is primarily due to a reduction in excess net tax benefits related to share-based incentive compensation.

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

Financial Advisory

The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	($ in thousands)
Net Revenue	$304,174	$309,846	$953,863	$1,137,781
Operating Expenses (a)	303,966	253,602	847,322	900,397
Operating Income	$208	$56,244	$106,541	$237,384
Operating Income, as a % of net revenue	0.1%	18.2%	11.2%	20.9%

(a)	See Note 16 of Notes to Condensed Consolidated Financial Statements for information regarding business realignment.

Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	69	80	199	218
Percentage of total Financial Advisory net revenue from top 10 clients	44%	29%	22%	18%
Number of M&A transactions completed with values greater than $500 million (a)	13	20	47	69

(a)	Source: Dealogic as of October 1, 2019.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Americas	71%	52%	69%	53%
EMEA	28	44	29	42
Asia Pacific	1	4	2	5
Total	100%	100%	100%	100%

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

Three Months Ended September 30, 2019 versus September 30, 2018

Financial Advisory net revenue decreased $6 million, or 2%, as compared to the 2018 period.

Operating expenses (which included $36 million associated with business realignment in the 2019 period) increased $50 million, or 20%, as compared to the 2018 period.

Financial Advisory operating income was $0.2 million, a decrease of $56 million, or 100%, as compared to operating income of $56 million in the 2018 period and, as a percentage of net revenue, was 0.1%, as compared to 18.2% in the 2018 period.

Nine Months Ended September 30, 2019 versus September 30, 2018

Financial Advisory net revenue decreased $184 million, or 16%, as compared to the 2018 period. The decrease in Financial Advisory revenue was primarily a result of a decrease in the number of fees greater than $5 million, as compared to the 2018 period.

Operating expenses (which included $36 million associated with business realignment in the 2019 period) decreased $53 million, or 6%, as compared to the 2018 period, primarily due to a decrease in compensation associated with decreased operating revenue.

Financial Advisory operating income was $107 million, a decrease of $131 million, or 55%, as compared to operating income of $237 million in the 2018 period and, as a percentage of net revenue, was 11.2%, as compared to 20.9% in the 2018 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	September 30, 2019	December 31, 2018
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$38,385	$41,899
Global	46,539	41,490
Local	40,706	36,020
Multi-Regional	62,825	57,589
Total Equity	188,455	176,998
Fixed Income:
Emerging Markets	14,738	14,980
Global	8,433	4,851
Local	5,818	6,113
Multi-Regional	8,733	6,994
Total Fixed Income	37,722	32,938
Alternative Investments	2,347	2,430
Private Equity	1,387	1,469
Cash Management	963	899
Total AUM	$230,874	$214,734

Total AUM at September 30, 2019 was $231 billion, an increase of $16 billion, or 8%, as compared to total AUM of $215 billion at December 31, 2018 due to market appreciation, partially offset by net outflows and foreign exchange depreciation.

Average AUM for the three month and nine month periods ended September 30, 2019 decreased 3% and 6% as compared to the three month and nine month periods ended September 30, 2018, respectively.

As of September 30, 2019, approximately 86% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, as compared to approximately 88% as of December 31, 2018. As of September 30, 2019, approximately 14% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, as compared to 12% as of December 31, 2018.

As of September 30, 2019, AUM with foreign currency exposure represented approximately 68% of our total AUM, as compared to approximately 70% as of December 31, 2018. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month and nine month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$195,858	$6,016	$(10,145)	$(4,129)	$39	$(3,313)	$188,455
Fixed Income	36,589	1,731	(1,869)	(138)	2,266	(995)	37,722
Other	5,019	223	(341)	(118)	(110)	(94)	4,697
Total	$237,466	$7,970	$(12,355)	$(4,385)	$2,195	$(4,402)	$230,874

(a)

Inflows in the Equity asset class were primarily attributable to the Global, Multi-Regional and Emerging Markets platforms, and inflows in the Fixed Income asset class were primarily attributable to the Global and Multi-Regional platforms. Outflows in the Equity asset class were primarily attributable to the Emerging Markets, Multi-Regional and Global platforms, and outflows in the Fixed Income asset class were primarily attributable to the Emerging Markets platform.

	Nine Months Ended September 30, 2019
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$176,998	$17,646	$(28,763)	$(11,117)	$25,996	$(3,422)	$188,455
Fixed Income	32,938	6,694	(5,065)	1,629	4,089	(934)	37,722
Other	4,798	1,020	(1,125)	(105)	100	(96)	4,697
Total	$214,734	$25,360	$(34,953)	$(9,593)	$30,185	$(4,452)	$230,874

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

	Three Months Ended September 30, 2018
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

	Nine Months Ended September 30, 2018
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

As of October 25, 2019, AUM was $234.8 billion, a $3.9 billion increase since September 30, 2019. The increase in AUM was due to market appreciation of $2.2 billion and foreign exchange appreciation of $2.1 billion, partially offset by net outflows of $0.4 billion.

Average AUM for the three month and nine month periods ended September 30, 2019 and 2018 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	($ in millions)
Average AUM by Asset Class:
Equity	$191,434	$200,864	$192,219	$206,629
Fixed Income	37,688	34,223	35,723	35,440
Alternative Investments	2,411	2,689	2,570	2,796
Private Equity	1,385	1,453	1,399	1,457
Cash Management	960	668	974	598
Total Average AUM	$233,878	$239,897	$232,885	$246,920

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	($ in thousands)
Net Revenue	$300,015	$325,240	$917,439	$1,032,111
Operating Expenses (a)	225,819	211,564	652,188	670,794
Operating Income	$74,196	$113,676	$265,251	$361,317
Operating Income, as a % of net revenue	24.7%	35.0%	28.9%	35.0%

(a)	See Note 16 of Notes to Condensed Consolidated Financial Statements for information regarding business realignment.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Americas	54%	56%	55%	56%
EMEA	34	34	34	34
Asia Pacific	12	10	11	10
Total	100%	100%	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2019 versus September 30, 2018

Asset Management net revenue decreased $25 million, or 8%, as compared to the 2018 period. Management fees and other revenue was $299 million, a decrease of $24 million, or 8%, as compared to $323 million in the 2018 period, due to a decrease in average AUM and change in asset mix. Incentive fees were $1 million, a decrease of $1 million as compared to $2 million in the 2018 period.

Operating expenses (which included $14 million associated with business realignment in the 2019 period) increased $14 million, or 7%, as compared to the 2018 period.

Asset Management operating income was $74 million, a decrease of $39 million, or 35%, as compared to operating income of $114 million in the 2018 period and, as a percentage of net revenue, was 24.7%, as compared to 35.0% in the 2018 period.

Nine Months Ended September 30, 2019 versus September 30, 2018

Asset Management net revenue decreased $115 million, or 11%, as compared to the 2018 period. Management fees and other revenue was $910 million, a decrease of $102 million, or 10%, as compared to $1,012 million in the 2018 period, due to a decrease in average AUM and change in asset mix. Incentive fees were $7 million, a decrease of $13 million as compared to $20 million in the 2018 period.

Operating expenses (which included $14 million associated with business realignment in the 2019 period) decreased $19 million, or 3%, as compared to the 2018 period, primarily due to a decrease in compensation and benefits expense associated with decreased operating revenue, as well as lower fund administration fees.

Asset Management operating income was $265 million, a decrease of $96 million, or 27%, as compared to operating income of $361 million in the 2018 period and, as a percentage of net revenue, was 28.9%, as compared to 35.0% in the 2018 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	($ in thousands)
Interest Income	$3,057	$2,674	$8,845	$6,826
Interest Expense	(19,684)	(14,217)	(57,511)	(41,726)
Net Interest (Expense)	(16,627)	(11,543)	(48,666)	(34,900)
Other Revenue (Expense)	456	1,469	19,534	(2,080)
Net Revenue (Expense)	(16,171)	(10,074)	(29,132)	(36,980)
Operating Expenses	5,415	25,114	73,366	48,223
Operating Income (Loss)	$(21,586)	$(35,188)	$(102,498)	$(85,203)
Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2019 versus September 30, 2018

Net interest expense increased $5 million, or 44%, as compared to the 2018 period.

Other revenue decreased $1 million as compared to the 2018 period.

Operating expenses decreased $20 million as compared to the 2018 period, primarily due to a decrease in compensation and benefits expense.

Nine Months Ended September 30, 2019 versus September 30, 2018

Net interest expense increased $14 million, or 39%, as compared to the 2018 period.

Other revenue increased $22 million as compared to the 2018 period, primarily due to higher income in the 2019 period attributable to investments held in connection with LFI.

Operating expenses increased $25 million as compared to the 2018 period, primarily due to an increase in compensation and benefits expense, which reflected an increase in charges pertaining to LFI.

Cash Flows

The Company’s cash flows are influenced primarily by the timing of the receipt of Financial Advisory and Asset Management fees, the timing of distributions to members, payments of incentive compensation to managing directors and employees and purchases of Class A common stock. Cash flows were also affected in 2018 by Lazard Group’s issuance of $500 million aggregate principal amount of its 4.50% senior notes maturing in 2028 (the “2028 Notes”) and the redemption of a portion of the 2020 Notes, and in 2019 by Lazard Group’s issuance of $500 million aggregate principal amount of its 4.375% senior notes maturing in 2029 (the “2029 Notes”) and the redemption of the 2020 Notes.

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

Summary of Cash Flows:

	Nine Months Ended
	September 30,
	2019	2018
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$227	$438
Adjustments to reconcile net income to net cash provided by operating activities (a)	370	322
Other operating activities (b)	(298)	(460)
Net cash provided by operating activities	299	300
Investing activities	(41)	(38)
Financing activities (c)	(138)	(481)
Effect of exchange rate changes	(92)	(66)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	28	(285)
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	2,230	2,441
End of Period	$2,258	$2,156

(a)	Consists of the following:

	Nine Months Ended
	September 30,
	2019	2018
	($ in millions)
Depreciation and amortization of property	$24	$25
Noncash lease expense	40	-
Amortization of deferred expenses and share-based incentive compensation	316	293
Deferred tax benefit	(17)	(2)
Amortization and other acquisition-related (benefits) costs	1	(1)
Loss on extinguishment of debt	6	7
Total	$370	$322

(b)	Includes net changes in operating assets and liabilities.
(c)

Consists primarily of purchases of shares of Class A common stock, tax withholdings related to the settlement of vested restricted stock units (“RSUs”), vested restricted stock awards and vested PRSUs, changes in customer deposits, distributions to members and noncontrolling interest holders and activity relating to borrowings (including in 2019 and 2018, the redemption of the 2020 Notes and the issuance of the 2029 and 2028 Notes, respectively).

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

Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”. In the first nine months of 2019, as reflected on the condensed consolidated statements of financial condition, both “deposits with banks and short-term investments” and “deposits and other customer payables” increased as compared to December 31, 2018, due to a higher level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG.

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

We regularly monitor our liquidity position, including cash levels, investments in U.S. Treasury securities, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, distributions to members, purchases of shares of Class A common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At September 30, 2019, Lazard had approximately $928 million of cash, with such amount including approximately $483 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings. We expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.

We maintain lines of credit in excess of anticipated liquidity requirements. As of September 30, 2019, Lazard had approximately $167 million in unused lines of credit available to it, including a $150 million, five-year, senior revolving credit facility with a group of lenders that expires in September 2020 (the “Amended and Restated Credit Agreement”) (see “—Financing Activities” below) and unused lines of credit available to LFB of approximately $16 million.

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

Financing Activities

The table below sets forth our corporate indebtedness as of September 30, 2019 and December 31, 2018. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		September 30, 2019			December 31, 2018
Senior Debt	Maturity Date	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2020 Senior Notes	2020	$-	$-	$-	$250.0	$0.9	$249.1
Lazard Group 2025 Senior Notes	2025	400.0	2.5	397.5	400.0	2.9	397.1
Lazard Group 2027 Senior Notes	2027	300.0	2.9	297.1	300.0	3.2	296.8
Lazard Group 2028 Senior Notes	2028	500.0	8.0	492.0	500.0	8.8	491.2
Lazard Group 2029 Senior Notes	2029	500.0	7.6	492.4	-	-	-
		$1,700.0	$21.0	$1,679.0	$1,450.0	$15.8	$1,434.2

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended September 30, 2019, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.78 to 1.00 and its Consolidated Interest Coverage Ratio being 13.99 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of September 30, 2019.

In addition, the Amended and Restated Credit Agreement, indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At September 30, 2019, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 11 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Members’ Equity

At September 30, 2019, total members’ equity was $315 million, as compared to $583 million at December 31, 2018, including $250 million and $530 million attributable to Lazard Group on the respective dates. The net activity in members’ equity during the nine month period ended September 30, 2019 is reflected in the table below (in millions of dollars):

Members’ Equity - January 1, 2019	$583
Increase (decrease) due to:
Net income	227
Other comprehensive loss	(13)
Amortization of share-based incentive compensation	226
Purchase of Class A common stock	(430)
Settlement of share-based incentive compensation (a)	(97)
Distributions to members and noncontrolling interests, net	(188)
Other - net	7
Members’ Equity - September 30, 2019	$315

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

Nine Months Ended September 30:	Number of Shares Purchased	Average Price Per Share
2018	5,797,789	$52.88
2019	11,946,943	$36.01

As of September 30, 2019, a total of $165 million of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, all of which will expire on December 31, 2020.

In addition, on October 30, 2019, the Board of Directors of Lazard authorized the repurchase of up to $300 million of additional shares of Class A common stock, which authorization will expire on December 31, 2021, bringing the total available share repurchase authorization as of October 30, 2019 to approximately $437 million.

During the nine month period ended September 30, 2019, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, pursuant to which it effected stock repurchases in the open market.

On October 31, 2019, Lazard Group distributed to its managing members, which are subsidiaries of Lazard Ltd, 17,000,000 shares of Class A common stock that were held by Lazard Group. These shares were ultimately received by Lazard Ltd and cancelled. There was no impact on total members' equity as a result of this distribution.

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

Regulatory Capital

We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with rules regarding certain minimum capital requirements, record-keeping, reporting procedures, relationships with customers, experience and training requirements for employees and certain other requirements and procedures. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 19 of Notes to Condensed Consolidated Financial Statements for further information. These regulations differ in the U.S., the U.K., France and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see Item 1, “Business—Regulation” included in our Form 10-K.

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of September 30, 2019:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior debt (including interest) (a)	$2,273,667	$70,250	$140,500	$140,500	$1,922,417
Operating leases (exclusive of $20,353 of committed sublease income)	807,130	22,394	169,129	128,500	487,107
Investment capital funding commitments (b)	8,264	8,264	-	-	-
Total (c)	$3,089,061	$100,908	$309,629	$269,000	$2,409,524

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

(c)

The table above excludes contingent obligations, as well as any possible payments for uncertain tax positions, given the inability to make a reasonably reliable estimate of the timing of the amounts of any such payments. See also Notes 12, 14, 15, and 17 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes, respectively.

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

See Item 1A, “Risk Factors” in our Form 10-K and Note 17 of Notes to Condensed Consolidated Financial Statements for additional information related to income taxes.

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

Data relating to investments is set forth below:

	September 30, 2019	December 31, 2018
	($ in thousands)
Seed investments by asset class:
Equities (a)	$82,794	$73,410
Fixed income	18,266	9,548
Alternative investments	16,846	7,131
Total seed investments	117,906	90,089
Other investments owned:
Private equity (b)	29,085	41,788
Interest-bearing deposits	495	510
Fixed income and other (c)	124,273	226,346
Total other investments owned	153,853	268,644
Subtotal	271,759	358,733
Add:
Private equity consolidated, not owned (d)	13,416	14,555
LFI (e)	250,673	201,860
Total investments	$535,848	$575,148

(a)	At September 30, 2019 and December 31, 2018, seed investments in directly owned equity securities were invested as follows:

	September 30, 2019	December 31, 2018
Percentage invested in:
Financials	28%	30%
Consumer	28	28
Industrial	13	13
Technology	15	14
Other	16	15
Total	100%	100%

(b)

Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $25 million and $27 million as of September 30, 2019 and December 31, 2018, respectively.

(c)

At September 30, 2019 and December 31, 2018, includes investments in U.S. Treasury securities of approximately $100 million and $200 million, respectively, with original maturities of greater than three months and less than one year.

(d)

Represents private equity investments that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “members’ equity” on the condensed consolidated statements of financial condition.

(e)

Composed of investments held in connection with LFI and other similar deferred compensation arrangements. The market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to awards expected to vest. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives.  LFI investments held in entities in which the Company maintained a controlling interest were $89 million in eight entities as of September 30, 2019, as compared to $69 million in three entities as of December 31, 2018.

At September 30, 2019 and December 31, 2018, total investments with a fair value of $535 million and $575 million, respectively, included $51 million and $57 million, respectively, or 10% in both periods, of investments that were classified using NAV or its equivalent as a practical expedient. See Notes 5 and 6 of Notes to Condensed Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of September 30, 2019 and December 31, 2018, the Company held seed investments of approximately $118 million and $90 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $58 million in eight entities as of September 30, 2019, as compared to $31 million in eight entities as of December 31, 2018.

As of September 30, 2019 and December 31, 2018, the Company did not consolidate or deconsolidate any seed investment entities or LFI investment entities with the exception of the recent consolidation of certain LFI funds (see Note 21 of Notes to the Condensed Consolidated Financial Statements). As such, 100% of the recorded balance of seed investments and substantially all of LFI investments as of September 30, 2019 and December 31, 2018 represented the Company’s economic interest in the seed and LFI investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed and LFI investment entities.

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

Equity Market Price Risk—At September 30, 2019 and December 31, 2018, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $90 million and $84 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $0.8 million and $0.8 million in the carrying value of such investments as of September 30, 2019 and December 31, 2018, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At September 30, 2019 and December 31, 2018, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $153 million and $245 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $1.4 million and $0.9 million in the carrying value of such investments as of September 30, 2019 and December 31, 2018, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At September 30, 2019 and December 31, 2018, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $44 million and $41 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a decrease of approximately $0.6 million and $0.1 million in the carrying value of such investments as of September 30, 2019 and December 31, 2018, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At September 30, 2019 and December 31, 2018, the Company’s exposure to changes in fair value of such investments was approximately $29 million and $42 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $2.9 million and $4.2 million in the carrying value of such investments as of September 30, 2019 and December 31, 2018, respectively.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At September 30, 2019, total receivables amounted to $701 million, net of an allowance for doubtful accounts of $31 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries, and customers and other receivables comprised 67%, 5%, and 28% of total receivables, respectively. At December 31, 2018, total receivables amounted to $704 million, net of an allowance for doubtful accounts of $40 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries, and customers and other receivables comprised 71%, 3% and 26% of total receivables, respectively. At September 30, 2019 and December 31, 2018, the Company had receivables past due or deemed uncollectible of approximately $38 million and $42 million, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit (primarily for clients of LFG). At September 30, 2019 and December 31, 2018, customer receivables included $67 million and $64 million, respectively, of LFB loans, with such loans being fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $3 million and $12 million at September 30, 2019 and December 31, 2018, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $6 million and $1 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $222 million and $188 million at September 30, 2019 and December 31, 2018, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of September 30, 2019, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $9 million in the event interest rates were to increase by 1% and decrease by approximately $9 million if rates were to decrease by 1%.

As of September 30, 2019, the Company’s cash and cash equivalents totaled approximately $928 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, (iii) in short-term certificates of deposit from such banks and (iv) in short-term U.S. Treasury securities. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Evan L. Russo.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Evan L. Russo.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2019

LAZARD GROUP LLC

By:	/s/ Evan L. Russo
Name:	Evan L. Russo
Title:	Chief Financial Officer

By:	/s/ Dominick Ragone
Name:	Dominick Ragone
Title:	Chief Accounting Officer