Form 10-Q
period 2020-03-31
Lazard Group LLC
filed 2020-05-04
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 24, 2020, in addition to profit participation interests, there were two managing member interests outstanding.

TABLE OF CONTENTS

When we use the terms “Lazard Group”,”Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company, that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock (“common stock”) are publicly traded on the New York Stock Exchange under the symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd’s primary operating asset is its indirect ownership as of March 31, 2020 of all of the common membership interests in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries that are co-managing members of Lazard Group.

Lazard Group has granted profit participation interests in Lazard Group to certain of its managing directors. The profit participation interests are discretionary profits interests that are intended to enable Lazard Group to compensate its managing directors in a manner consistent with historical practices. Lazard Group has also granted profits interest participation rights to certain of its managing directors. See Note 13 of Notes to Consolidated Financial Statements.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2020 AND DECEMBER 31, 2019

(UNAUDITED)

(dollars in thousands)

	March 31,	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$780,529	$1,164,135
Deposits with banks and short-term investments	1,080,737	1,180,686
Cash deposited with clearing organizations and other segregated cash	41,398	43,280
Receivables (net of allowance for doubtful accounts of $31,284 and $27,130 at March 31, 2020 and December 31, 2019, respectively):
Fees	478,847	537,342
Customers and other	109,710	125,697
Lazard Ltd subsidiaries	68,107	34,612
	656,664	697,651
Investments	505,753	531,995
Property (net of accumulated amortization and depreciation of $369,568 and $366,880 at March 31, 2020 and December 31, 2019, respectively)	219,491	218,871
Operating lease right-of-use assets	532,873	551,050
Goodwill and other intangible assets (net of accumulated amortization of $66,185 and $65,757 at March 31, 2020 and December 31, 2019, respectively)	337,391	351,797
Deferred tax assets	46,732	55,728
Other assets	403,226	256,435
Total Assets	$4,604,794	$5,051,628

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2020 AND DECEMBER 31, 2019

(UNAUDITED)

(dollars in thousands)

	March 31,	December 31,
	2020	2019
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$1,144,992	$1,246,200
Accrued compensation and benefits	338,161	599,910
Operating lease liabilities	623,477	643,808
Payable to Lazard Ltd subsidiaries	9,378	63,399
Senior debt	1,680,204	1,679,562
Deferred tax liabilities	955	3,497
Other liabilities	522,768	527,926
Total Liabilities	4,319,935	4,764,302
Commitments and contingencies
MEMBERS’ EQUITY
Members' equity (net of 7,418,177 and 7,675,688 shares of Lazard Ltd Class A common stock, at a cost of $273,040 and $304,083 at March 31, 2020 and December 31, 2019, respectively)	501,490	469,324
Accumulated other comprehensive loss, net of tax	(286,387)	(250,404)
Total Lazard Group LLC Members' Equity	215,103	218,920
Noncontrolling interests	69,756	68,406
Total Members’ Equity	284,859	287,326
Total Liabilities and Members’ Equity	$4,604,794	$5,051,628

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 31,
	2020	2019
REVENUE
Investment banking and other advisory fees	$297,673	$319,355
Asset management fees	269,218	292,438
Interest income	2,252	3,564
Other	(11,488)	29,534
Total revenue	557,655	644,891
Interest expense	20,075	18,889
Net revenue	537,580	626,002
OPERATING EXPENSES
Compensation and benefits	318,283	370,248
Occupancy and equipment	32,045	28,118
Marketing and business development	20,136	27,925
Technology and information services	31,316	32,025
Professional services	14,236	13,801
Fund administration and outsourced services	26,390	28,930
Amortization and other acquisition-related costs (benefits)	428	(684)
Other	9,016	16,776
Total operating expenses	451,850	517,139
OPERATING INCOME	85,730	108,863
Provision for income taxes	15,995	15,988
NET INCOME	69,735	92,875
LESS - NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(5,691)	(566)
NET INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$75,426	$93,441

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 31,
	2020	2019
NET INCOME	$69,735	$92,875
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	(46,966)	2,929
Employee benefit plans:
Prior service costs (net of tax expense of $36 for the three months ended March 31, 2020)	175	-
Actuarial gain (net of tax expense of $1,790 and $300 for the three months ended March 31, 2020 and 2019, respectively)	8,913	49
Adjustment for items reclassified to earnings (net of tax expense of $338 and $178 for the three months ended March 31, 2020 and 2019, respectively)	1,895	1,132
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(35,983)	4,110
COMPREHENSIVE INCOME	33,752	96,985
LESS - COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(5,691)	(565)
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$39,443	$97,550

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,735	$92,875
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	8,908	8,108
Noncash lease expense	15,453	11,938
Amortization of deferred expenses and share-based incentive compensation	100,952	104,809
Amortization and other acquisition-related costs (benefits)	428	(684)
Deferred tax provision (benefit)	3,034	(2,326)
Loss on extinguishment of debt	-	4,243
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	26,477	(21,886)
Investments	23,325	(40,160)
Other assets	(171,365)	(84,911)
Accrued compensation and benefits and other liabilities	(253,157)	(254,708)
Net cash used in operating activities	(176,210)	(182,702)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(11,994)	(5,867)
Disposals of property	69	70
Net cash used in investing activities	(11,925)	(5,797)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Issuance of senior debt, net of expenses	-	491,875
Customer deposits	-	185,871
Contributions from noncontrolling interests	-	72
Other financing activities	25	925
Payments for:
Senior debt	-	(171,668)
Customer deposits	(70,652)	-
Distributions to noncontrolling interests	(1,411)	(591)
Purchase of Class A common stock	(95,227)	(192,097)
Distributions to members	-	(52,210)
Settlement of share-based incentive compensation	(66,728)	(90,657)
Other financing activities	(1,869)	(3,082)
Net cash provided by (used in) financing activities	(235,862)	168,438
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(61,440)	(29,814)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(485,437)	(49,875)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— January 1	2,388,101	2,230,388
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— March 31	$1,902,664	$2,180,513

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:
	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$780,529	$1,164,135
Deposits with banks and short-term investments	1,080,737	1,180,686
Cash deposited with clearing organizations and other segregated cash	41,398	43,280
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$1,902,664	$2,388,101

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

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2020

(UNAUDITED)

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total
	Members'	Income (Loss),	Members'	Noncontrolling	Members'
	Equity	Net of Tax	Equity	Interests	Equity
Balance - January 1, 2020 (*)	$469,324	$(250,404)	$218,920	$68,406	$287,326
Adjustment for cumulative effect on prior years from the adoption of new accounting guidance	(7,571)		(7,571)		(7,571)
Balance, as adjusted January 1, 2020	461,753	(250,404)	211,349	68,406	279,755
Comprehensive income (loss):
Net income (loss)	75,426		75,426	(5,691)	69,735
Other comprehensive loss - net of tax		(35,983)	(35,983)		(35,983)
Amortization of share-based incentive compensation	72,161		72,161		72,161
Distributions to members and noncontrolling interests, net	-		-	(1,411)	(1,411)
Purchase of Class A common stock	(95,227)		(95,227)		(95,227)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $3	(66,725)		(66,725)		(66,725)
Contributions from members	55,941		55,941		55,941
Consolidated VIEs			-	8,452	8,452
Other	(1,839)		(1,839)		(1,839)
Balance - March 31, 2020 (*)	$501,490	$(286,387)	$215,103	$69,756	$284,859

(*) At both January 1, 2020 and March 31, 2020, in addition to profit participation interests, there were two managing member interests.

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of March 31, 2020 and December 31, 2019. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

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

Basis of Presentation

The accompanying condensed consolidated financial statements of Lazard Group have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Group’s Annual Report on Form 10-K for the year ended December 31, 2019. The accompanying December 31, 2019 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

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

The consolidated results of operations for the three month period ended March 31, 2020 are not indicative of the results to be expected for any future interim or annual period.

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

The Company adopted the new guidance on January 1, 2020 using a modified retrospective approach and recorded a $7,571 cumulative-effect adjustment to retained earnings upon adoption. The impact of the new guidance primarily relates to the Company’s fee receivables.

To comply with the CECL model, the Company applies a bad debt charge-off rate, determined based on historical charge-off experience and adjusted for specific allowance based on current conditions of individual customers, to measure the expected credit loss for fee receivables. The Company also performs a qualitative assessment, on a quarterly basis, to monitor economic factors and other uncertainties that may require additional adjustment to the expected credit loss allowance.

See Note 4 for further details on the Company’s receivables and allowance for doubtful accounts.

Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment—In January 2017, the FASB issued updated guidance which eliminated Step 2 from the goodwill impairment test. Step 2 is the process of measuring a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires entities to measure a goodwill impairment loss as the amount by which a reporting unit’s carrying value exceeds its fair value, limited to the carrying amount of goodwill. The FASB also eliminated the requirements for entities that have reporting units with zero or negative carrying amounts to perform a qualitative assessment for the goodwill impairment test. Instead, those entities would be required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The Company adopted the new guidance on January 1, 2020 and, in accordance with the new guidance, applied it prospectively to goodwill impairment tests performed after the adoption date.

Intangibles—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract—In August 2018, the FASB issued updated guidance on the accounting for implementation costs incurred in a cloud computing arrangement. The new guidance requires the capitalization of the implementation costs incurred in a cloud computing arrangement to be aligned with the requirements for capitalizing costs incurred to develop or obtain internal-use software. The Company adopted the new guidance as of January 1, 2020 and, in accordance with the new guidance, applied it prospectively to implementation costs incurred after the adoption date.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Related Party Guidance for Variable Interest Entities—In October 2018, the FASB issued updated guidance that requires consideration of indirect interest held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The amendments are required to be applied retrospectively with a cumulative-effect adjustment. The Company adopted the new guidance as of January 1, 2020 and its application did not have a material impact to the Company’s financial statements.

Fair Value Measurement: Changes to the Disclosure Requirements for Fair Value Measurement—In August 2018, the FASB issued updated guidance which modifies the disclosure requirements on fair value measurement. The updated guidance eliminates or modifies various required disclosures under the current guidance and includes additional requirements. The additional disclosures related to level 3 fair value measurements are to be applied prospectively and other amendments are to be applied retrospectively. The Company adopted the new guidance on January 1, 2020 and its application did not have a material impact to the Company’s financial statements.

Compensation–Retirement Benefits: Changes to the Disclosure Requirements for Defined Benefit Plans—In August 2018, the FASB issued updated guidance which modifies the disclosure requirements regarding defined benefit plans and other postretirement plans. The updated guidance eliminates or clarifies certain currently required disclosures and includes additional requirements. The Company adopted the new guidance on January 1, 2020 and will update its annual disclosures in accordance with the new guidance.

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

The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended
	March 31,
	2020	2019
Net Revenue:
Financial Advisory (a)	$298,970	$321,926

Asset Management:
Management Fees and Other (b)	$281,007	$301,253
Incentive Fees (c)	1,514	580
Total Asset Management	$282,521	$301,833

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

The Company’s receivables represent fee receivables, amounts due from customers and other receivables, and amounts due from Lazard Ltd subsidiaries. The fee receivables are generally due within 60 days from the date of invoice except as related to certain Restructuring and Private Capital Advisory services which have fee receivables due upon specified contractual payment terms. For customer loans within customer and other receivables, the Company has elected to apply the practical expedient, in accordance with CECL guidance, for financial assets with collateral maintenance provisions, which results in no expected credit losses given that these loans are maintained with collateral having a fair value in excess of the carrying amount of the loans as of March 31, 2020.

Receivables are stated net of an estimated allowance for doubtful accounts determined in accordance with the CECL model, for general credit risk of the overall portfolio and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute.

For fee receivables, the allowance for doubtful accounts is determined together for all Financial Advisory fees except for Private Capital Advisory given the different nature of the business, customer composition, and risk characteristics. In addition, a separate allowance for doubtful accounts is determined for all Asset Management fees. The allowance is measured by the application of an average charge-off rate, determined annually based on historical bad debt charge-off experience, to the fee receivable balance of the respective services, adjusted for specific allowance recognized based on current conditions of individual customers. The current factors are considered on a quarterly basis and include the aging of the receivables, the customers’ ability to make payments, and the Company’s relationship with the customer. In addition, the Company also performs a qualitative assessment on a quarterly basis to monitor economic factors and other uncertainties that may require additional adjustment to the expected credit loss allowance.

With respect to fees receivable from Financial Advisory activities, such receivables are generally deemed past due when they are outstanding 60 days from the date of invoice, except for certain transactions that include specific contractual payment terms which may vary from one month to four years following the invoice date (as is the case for Private Capital Advisory fees) or may be subject to court approval (as is the case with Restructuring activities that include bankruptcy proceedings). In such cases, receivables are deemed past due when payment is not received by the agreed-upon contractual date or the court approval date, respectively. Financial Advisory fee receivables past due, from the date of invoice or the specific contractual payment terms, in excess of 180 days are fully provided for unless there is evidence that the balance is collectible. Notwithstanding our policy for receivables past due, any receivables that we determine are impaired result in specific reserves against such exposures. Asset Management fees are fully provided for when such receivables are outstanding 12 months after the invoice date. In addition, the Company specifically reserves against exposures relating to Asset Management fees where we determine receivables are impaired prior to being outstanding for 12 months.

Activity in the allowance for doubtful accounts for the three month periods ended March 31, 2020 and 2019 was as follows:

	Three Months Ended
	March 31,
	2020	2019
Beginning Balance	$27,130	$40,115
Adjustment for adoption of new accounting guidance	7,571	-
Bad debt expense, net of reversals	(527)	3,829
Charge-offs, foreign currency translation and other adjustments	(2,890)	(736)
Ending Balance*	$31,284	$43,208

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

*The allowance for doubtful accounts balances are substantially all related to M&A and Restructuring fee receivables which include recoverable expense receivables.

Bad debt expense, net of reversals represents the current period provision of expected credit losses and is included in “operating expenses—other” on the condensed consolidated statements of operations.

Of the Company’s fee receivables at March 31, 2020 and December 31, 2019, $77,852 and $77,052, respectively, represented interest-bearing financing receivables for our Private Capital Advisory fees. In addition, at March 31, 2020, the Company had interest-bearing receivables from Lazard Ltd subsidiaries of $26,300. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

The aggregate carrying amount of our non-interest bearing receivables of $552,512 and $620,599 at March 31, 2020 and December 31, 2019, respectively, approximates fair value.

5.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Interest-bearing deposits	$450	$517
Debt	-	100,000
Equities	42,265	48,521
Funds:
Alternative investments (a)	29,832	16,581
Debt (a)	139,997	113,579
Equity (a)	254,051	218,435
Private equity	39,158	34,362
	463,038	382,957
Total investments	505,753	531,995
Less:
Interest-bearing deposits	450	517
Investments, at fair value	$505,303	$531,478
Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$12,123	$12,894

(a)

Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $9,330, $106,267 and $205,858, respectively, at March 31, 2020 and $9,881, $78,360 and $170,897, respectively, at December 31, 2019, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 7 and 13).

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

During the three month periods ended March 31, 2020 and 2019, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to “equity securities and trading debt securities” still held as of the reporting date as follows:

	Three Months Ended
	March 31,
	2020	2019
Net unrealized investment gains (losses)	$(44,432)	$19,923

6.	FAIR VALUE MEASUREMENTS

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The fair value of investments in private equity funds is classified as Level 3 for certain investments that are valued based on the potential transaction value as of March 31, 2020.

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

The following tables present, as of March 31, 2020 and December 31, 2019, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	March 31, 2020
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Equities	$40,840	$-	$1,425	$-	$42,265
Funds:
Alternative investments	14,747	-	-	15,085	29,832
Debt	139,992	-	-	5	139,997
Equity	254,020	-	-	31	254,051
Private equity	-	-	1,347	37,811	39,158
Derivatives	-	26,621	-	-	26,621
Total	$449,599	$26,621	$2,772	$52,932	$531,924
Liabilities:
Securities sold, not yet purchased	$12,123	$-	$-	$-	$12,123
Derivatives	-	274,884	-	-	274,884
Total	$12,123	$274,884	$-	$-	$287,007

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

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,600	$(99)	$-	$-	$(76)	$1,425
Private equity funds	1,371	(24)	-	-	-	1,347
Total Level 3 Assets	$2,971	$(123)	$-	$-	$(76)	$2,772

	Three Months Ended March 31, 2019
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,622	$(2)	$-	$-	$(2)	$1,618
Total Level 3 Assets	$1,622	$(2)	$-	$-	$(2)	$1,618

Liabilities:
Contingent consideration liability	$1,309	$(1,095)	$-	$-	$-	$214
Total Level 3 Liabilities	$1,309	$(1,095)	$-	$-	$-	$214

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

(a)

Earnings recorded in “other revenue” for investments in equities for the three month periods ended March 31, 2020 and 2019 include net unrealized losses of $123 and $2, respectively. Earnings recorded in “amortization and other acquisition-related costs (benefits)” for the contingent consideration liability for the three month period ended March 31, 2019 include unrealized gains of $1,095.

There were no transfers between any of the Level 1, 2 and 3 categories in the fair value measurement hierarchy during the three month periods ended March 31, 2020 and 2019.

The following tables present, at March 31, 2020 and December 31, 2019, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	March 31, 2020
					Estimated Liquidation Period of Investments Not Redeemable			Investments Redeemable
	Fair Value	Unfunded Commitments		% of Fair Value Not Redeemable	% Next 5 Years	% 5-10 Years	% Thereafter	Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$14,518	$-		NA	NA	NA	NA	(a)	30-60 days
Other	567	-		NA	NA	NA	NA	(b)	<30-30 days
Debt funds	5	-		NA	NA	NA	NA	(c)	<30 days
Equity funds	31	-		NA	NA	NA	NA	(d)	<30-60 days
Private equity funds:
Equity growth	37,811	6,056	(e)	100%	17%	25%	58%	NA	NA
Total	$52,932	$6,056

(a)	monthly (99%) and quarterly (1%)
(b)	daily (6%) and monthly (94%)
(c)	daily (100%)
(d)	monthly (31%) and annually (69%)
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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Investment Capital Funding Commitments—At March 31, 2020, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $5,484. The investment period for EGCP III ended on October 12, 2016, after which point the Company’s obligation to fund capital contributions for new investments in EGCP III expired. The Company remains obligated until October 12, 2023 (or any earlier liquidation of EGCP III) to make capital contributions necessary to fund follow-on investments and to pay for fund expenses.

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

The table below presents the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 13) on the accompanying condensed consolidated statements of financial condition as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Derivative Assets:
Forward foreign currency exchange rate contracts	$7,859	$1,395
Total return swaps and other (a)	18,762	-
	$26,621	$1,395
Derivative Liabilities:
Forward foreign currency exchange rate contracts	$3,281	$1,720
Total return swaps and other (a)	-	8,527
LFI and other similar deferred compensation arrangements	271,603	226,026
	$274,884	$236,273

(a)

For total return swaps, amounts represent the netting of gross derivative assets and liabilities of $19,148 and $386 as of March 31, 2020, respectively, and $152 and $8,679 as of December 31, 2019, respectively, for contracts with the same counterparty under legally enforceable master netting agreements. Such amounts are recorded “net” in “other assets” and “other liabilities” as of March 31, 2020 and December 31, 2019, respectively.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Net gains (losses) with respect to derivative instruments (predominantly reflected in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2020 and 2019, were as follows:

	Three Months Ended
	March 31,
	2020	2019
Forward foreign currency exchange rate contracts	$1,772	$4,520
LFI and other similar deferred compensation arrangements	19,637	(13,870)
Total return swaps and other	18,845	(7,657)
Total	$40,254	$(17,007)

8.	PROPERTY

At March 31, 2020 and December 31, 2019, property consisted of the following:

	Estimated Depreciable	March 31,	December 31,
	Life in Years	2020	2019
Buildings	33	$138,777	$142,298
Leasehold improvements	3-20	195,384	196,277
Furniture and equipment	3-10	213,489	214,700
Construction in progress		41,409	32,476
Total		589,059	585,751
Less - Accumulated depreciation and amortization		369,568	366,880
Property		$219,491	$218,871

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at March 31, 2020 and December 31, 2019 are presented below:

	March 31,	December 31,
	2020	2019
Goodwill	$335,897	$350,029
Other intangible assets (net of accumulated amortization)	1,494	1,768
	$337,391	$351,797

At March 31, 2020 and December 31, 2019, goodwill of $271,356 and $285,488, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the three month periods ended March 31, 2020 and 2019 are as follows:

	Three Months Ended
	March 31,
	2020	2019
Balance, January 1	$350,029	$350,829
Foreign currency translation adjustments	(14,132)	361
Balance, March 31	$335,897	$351,190

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

All changes in the carrying amount of goodwill for the three month periods ended March 31, 2020 and 2019 are attributable to the Company’s Financial Advisory segment.

The gross cost and accumulated amortization of other intangible assets as of March 31, 2020 and December 31, 2019, by major intangible asset category, are as follows:

	March 31, 2020			December 31, 2019
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/incentive fees	$33,040	$31,916	$1,124	$33,040	$31,542	$1,498
Management fees, customer relationships and non-compete agreements	34,639	34,269	370	34,485	34,215	270
	$67,679	$66,185	$1,494	$67,525	$65,757	$1,768

Amortization expense of intangible assets, included in “amortization and other acquisition-related costs (benefits)” in the condensed consolidated statements of operations, for the three month periods ended March 31, 2020 and 2019 was $428 and $411, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense
2020 (April 1 through December 31)	$1,284
2021	60
2022	60
2023	60
2024	30
Total amortization expense	$1,494

10.	SENIOR DEBT

Senior debt is comprised of the following as of March 31, 2020 and December 31, 2019:

				Outstanding as of
	Initial		Annual	March 31, 2020			December 31, 2019
	Principal Amount	Maturity Date	Interest Rate(b)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2025 Senior Notes	400,000	2/13/25	3.75%	400,000	2,298	397,702	400,000	2,416	397,584
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	300,000	2,723	297,277	300,000	2,822	297,178
Lazard Group 2028 Senior Notes	500,000	9/19/28	4.50%	500,000	7,590	492,410	500,000	7,814	492,186
Lazard Group 2029 Senior Notes (a)	500,000	3/11/29	4.375%	500,000	7,185	492,815	500,000	7,386	492,614
Total				$1,700,000	$19,796	$1,680,204	$1,700,000	$20,438	$1,679,562

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

(b)

The effective interest rates of Lazard Group’s 3.75% senior notes due February 13, 2025 (the “2025 Notes”), Lazard Group’s 3.625% senior notes due March 1, 2027 (the “2027 Notes”), Lazard Group’s 4.50% senior notes due September 19, 2028 (the “2028 Notes”), and the 2029 Notes are 3.87%, 3.76%, 4.68% and 4.54%, respectively.

On September 25, 2015, Lazard Group entered into an Amended and Restated Credit Agreement for a five-year $150,000 senior revolving credit facility with a group of lenders (the “Amended and Restated Credit Agreement”), which expires in September 2020. The Amended and Restated Credit Agreement amended and restated the previous credit agreement dated September 25, 2012. Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. At March 31, 2020 and December 31, 2019, no amounts were outstanding under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement, the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of March 31, 2020, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

As of March 31, 2020, the Company had approximately $168,000 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement and unused lines of credit available to LFB of approximately $16,000.

The Company’s senior debt at March 31, 2020 and December 31, 2019 is carried at historical amounts of $1,680,204 and $1,679,562, respectively. At those dates, the fair value of such senior debt was approximately $1,701,000 and $1,839,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

11.	COMMITMENTS AND CONTINGENCIES

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At March 31, 2020, LFB and LFNY had no such underwriting commitments.

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

Lazard Group Distributions—Distributions in respect of Lazard Group’s common membership interests are allocated to the holders of such interests in accordance with the provisions of the Operating Agreement. Such distributions primarily represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock (“common stock”) and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries incur.

During the three month period ended March 31, 2019, Lazard Group distributed $52,210 to the subsidiaries of Lazard Ltd.

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.

Contributions From Members—See Note 17 for information regarding related party transaction.

Share Repurchase Program—During the three month period ended March 31, 2020 and since 2018, the Board of Directors of Lazard authorized the repurchase of common stock as set forth in the table below:

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

Three Months Ended March 31:	Number of Shares Purchased	Average Price Per Share
2019	5,177,948	$37.10
2020	2,912,035	$32.70

During the three month periods ended March 31, 2020 and 2019, certain of our executive officers received common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the three month period ended March 31, 2020, the Company purchased shares of common stock from certain of our executive officers. The aggregate value of all such purchases during the three month periods ended March 31, 2020 and 2019 was approximately $10,000 and $14,600, respectively. Such shares of common stock are reported at cost.

As of March 31, 2020, a total of $305,598 of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, $5,598 of which will expire on December 31, 2020 and $300,000 of which will expire on December 31, 2021.

During the three month period ended March 31, 2020, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Accumulated Other Comprehensive Income (Loss), Net of Tax—The tables below reflect the balances of each component of AOCI at March 31, 2020 and 2019 and activity during the three month periods then ended:

	Three Months Ended March 31, 2020
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2020	$(74,369)	$(176,035)	$(250,404)	$-	$(250,404)
Activity:
Other comprehensive income (loss) before reclassifications	(46,966)	9,088	(37,878)	-	(37,878)
Adjustments for items reclassified to earnings, net of tax	-	1,895	1,895		1,895
Net other comprehensive income (loss)	(46,966)	10,983	(35,983)	-	(35,983)
Balance, March 31, 2020	$(121,335)	$(165,052)	$(286,387)	$-	$(286,387)

	Three Months Ended March 31, 2019
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2019	$(82,829)	$(145,831)	$(228,660)	$-	$(228,660)
Activity:
Other comprehensive income before reclassifications	2,929	49	2,978	1	2,977
Adjustments for items reclassified to earnings, net of tax	-	1,132	1,132	-	1,132
Net other comprehensive income	2,929	1,181	4,110	1	4,109
Balance, March 31, 2019	$(79,900)	$(144,650)	$(224,550)	$1	$(224,551)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month periods ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Amortization relating to employee benefit plans (a)	$2,233	$1,310
Less - related income taxes	338	178
Total reclassifications, net of tax	$1,895	$1,132

(a)	Included in the computation of net periodic benefit cost (see Note 14). Such amounts are included in “operating expenses—other” on the condensed consolidated statements of operations.

Noncontrolling Interests—Noncontrolling interests principally represent (i) interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own and (ii) consolidated VIE interests held by employees (see Note 20).

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The tables below summarize net loss attributable to noncontrolling interests for the three month periods ended March 31, 2020 and 2019 and noncontrolling interests as of March 31, 2020 and December 31, 2019 in the Company’s condensed consolidated financial statements:

	Net Income (Loss) Attributable to Noncontrolling Interests
	Three Months Ended
	March 31,
	2020	2019
Edgewater	$(1,403)	$(566)
Consolidated VIEs	(4,288)	-
Total	$(5,691)	$(566)

	Noncontrolling Interests as of
	March 31,	December 31,
	2020	2019
Edgewater	$47,339	$50,151
Consolidated VIEs	22,404	18,241
Other	13	14
Total	$69,756	$68,406

13.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2018 Plan, 2008 Plan and 2005 Equity Incentive Plan (the “2005 Plan”) and activity with respect thereto during the three month periods ended March 31, 2020 and 2019 is presented below.

Shares Available Under the 2018 Plan, 2008 Plan and 2005 Plan

The 2018 Plan became effective on April 24, 2018 and replaced the 2008 Plan, which was terminated on April 24, 2018. The 2018 Plan authorizes the issuance of up to 30,000,000 shares of common stock pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), profits interest participation rights, including performance-based restricted participation units (“PRPUs”), and other share-based awards.

The 2008 Plan authorized the issuance of shares of common stock pursuant to the grant or exercise of stock options, stock appreciation rights, RSUs, PRSUs and other share-based awards. Under the 2008 Plan, the maximum number of shares available was based on a formula that limited the aggregate number of shares that could, at any time, be subject to awards that were considered “outstanding” under the 2008 Plan to 30% of the then-outstanding shares of common stock. The 2008 Plan was terminated on April 24, 2018, and no additional awards have been or will be granted under the 2008 Plan after its termination, although outstanding awards granted under the 2008 Plan before its termination continue to be subject to its terms.

The 2005 Plan authorized the issuance of up to 25,000,000 shares of common stock pursuant to the grant or exercise of stock options, stock appreciation rights, RSUs and other share-based awards. The 2005 Plan expired in the second quarter of 2015, although outstanding deferred stock unit (“DSU”) awards granted under the 2005 Plan before its expiration continue to be subject to its terms.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs, profits interest participation rights, including PRPUs, and other share-based awards) and “professional services” expense (with respect to DSUs) within the Company’s accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Share-based incentive awards:
RSUs	$42,917	$55,197
PRSUs	4,361	1,321
Restricted Stock	8,531	9,512
Profits interest participation rights	16,166	18,468
DSUs	93	91
Total	$72,068	$84,589

The ultimate amount of compensation and benefits expense relating to share-based awards is dependent upon the actual number of shares of common stock that vest. The Company periodically assesses the forfeiture rates used for such estimates, including as a result of any applicable performance conditions. A change in estimated forfeiture rates or performance results in a cumulative adjustment to compensation and benefits expense and also would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described below.

The Company’s share-based incentive plans and awards are described below.

RSUs and DSUs

RSUs generally require future service as a condition for the delivery of the underlying shares of common stock (unless the recipient is then eligible for retirement under the Company’s retirement policy) and convert into shares of common stock on a one-for-one basis after the stipulated vesting periods. The grant date fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the vesting periods or requisite service periods (generally one-third after two years, and the remaining two-thirds after the third year), and is adjusted for actual forfeitures over such period.

RSUs generally include a dividend participation right that provides that during the applicable vesting period each RSU is attributed additional RSUs equivalent to any dividends paid on common stock during such period. During the three month period ended March 31, 2020, dividend participation rights required the issuance of 180,271 RSUs.

Non-executive members of the Board of Directors of Lazard Group, who are the same Non-Executive Directors of Lazard Ltd (“Non-Executive Directors”), receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of common stock at the time of cessation of service to the Board of Directors. DSUs include a cash dividend participation right equivalent to dividends paid on common stock.

Lazard Ltd’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of common stock on the date immediately preceding the date of the grant. During the three month period ended March 31, 2020, 4,416 DSUs had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following is a summary of activity relating to RSUs and DSUs during the three month period ended March 31, 2020:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2020	10,387,566	$44.66	395,973	$38.01
Granted (including 180,271 RSUs relating to dividend participation)	2,937,529	$42.82	4,416	$42.31
Forfeited	(19,680)	$42.25	-	-
Settled	(4,009,221)	$47.00	-	-
Balance, March 31, 2020	9,296,194	$43.08	400,389	$38.05

In connection with RSUs that settled during the three month period ended March 31, 2020, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,498,306 shares of common stock during such three month period. Accordingly, 2,510,915 shares of common stock held by the Company were delivered during the three month period ended March 31, 2020.

As of March 31, 2020, estimated unrecognized RSU compensation expense was $197,625, with such expense expected to be recognized over a weighted average period of approximately 1.0 years subsequent to March 31, 2020.

Restricted Stock

The following is a summary of activity related to shares of restricted common stock associated with compensation arrangements during the three month period ended March 31, 2020:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2020	1,039,306	$41.79
Granted	670,672	$42.89
Forfeited	(7,311)	$37.60
Settled	(322,053)	$45.78
Balance, March 31, 2020	1,380,614	$41.41

In connection with shares of restricted common stock that settled during the three month period ended March 31, 2020, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 122,758 shares of common stock during such three month period. Accordingly, 199,295 shares of common stock held by the Company were delivered during the three month period ended March 31, 2020.

Restricted stock awards granted in 2020 generally include a dividend participation right that provides that during the applicable vesting period each restricted stock award is attributed additional shares of restricted common stock equivalent to any dividends paid on common stock during such period. With respect to awards granted prior to 2020, the restricted stock awards include a cash dividend participation right equivalent to dividends paid on common stock during the period, which will vest concurrently with the underlying restricted stock award. At March 31, 2020, estimated unrecognized restricted stock expense was $37,120, with such expense to be recognized over a weighted average period of approximately 0.9 years subsequent to March 31, 2020.

PRSUs

PRSUs are RSUs that are subject to both performance-based and service-based vesting conditions. The number of shares of common stock that a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance metrics that relate to Lazard Ltd’s performance over a three-year period. The target number of shares of common stock subject to each PRSU is

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

one; however, based on the achievement of the performance criteria, the number of shares of common stock that may be received in connection with each PRSU generally can range from zero to two times the target number. PRSUs will vest on a single date approximately three years following the date of the grant, provided the applicable service and performance conditions are satisfied. In addition, the performance metrics applicable to each PRSU will be evaluated on an annual basis at the end of each fiscal year during the performance period and, if Lazard Ltd has achieved a threshold level of performance with respect to the fiscal year, 25% of the target number of shares of common stock subject to each PRSU will no longer be at risk of forfeiture based on the achievement of performance criteria. PRSUs include dividend participation rights that provide that during vesting periods, the target number of PRSUs (or, following the relevant performance period, the actual number of shares of common stock that are no longer subject to performance conditions) receive dividend equivalents at the same rate that dividends are paid on common stock during such periods. These dividend equivalents are credited as RSUs that are not subject to the performance-based vesting criteria but are otherwise subject to the same restrictions as the underlying PRSUs to which they relate.

The following is a summary of activity relating to PRSUs during the three month period ended March 31, 2020:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2020	797,705	$47.65
Settled	(550,650)	$43.54
Balance, March 31, 2020	247,055	$56.80

In connection with certain PRSUs that settled during the three month period ended March 31, 2020, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 91,314 shares of common stock during such three month period. Accordingly, 459,336 shares of common stock held by the Company were delivered during the three month period ended March 31, 2020.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of March 31, 2020, the total estimated unrecognized compensation expense was $2,318, and the Company expects to amortize such expense over a weighted-average period of approximately 0.5 years subsequent to March 31, 2020.

Profits Interest Participation Rights

In early 2019, the Company established a new long-term incentive compensation program consisting of profits interest participation rights, which are equity incentive awards that, subject to certain conditions, may be exchanged for shares of common stock pursuant to the 2018 Plan.  Pursuant to the program, in February 2019 and February 2020, the Company granted profits interest participation rights subject to service-based and performance-based vesting criteria and other conditions, which we refer to as performance-based restricted participation units (“PRPUs”), to each of the Company’s NEOs, and profits interest participation rights subject to service-based vesting criteria and other conditions to a limited number of other senior employees, pursuant to profits interest participation right agreements.  Profits interest participation rights generally provide for vesting approximately three years following the grant date, so long as applicable conditions have been satisfied.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Profits interest participation rights are a class of membership interests in the Company that are intended to qualify as “profits interests” for U.S. federal income tax purposes, and are recorded within members’ equity in the Company’s condensed consolidated statements of financial condition. The profits interest participation rights generally allow the recipient to realize value only to the extent that both (i) the service-based vesting conditions and, if applicable, the performance conditions, are satisfied, and (ii) an amount of economic appreciation in the assets of the Company occurs as necessary to satisfy certain partnership tax rules (referred to as the "Minimum Value Condition") before the fifth anniversary of the grant date, otherwise the profits interest participation rights will be forfeited.  Upon satisfaction of such conditions, profits interest participation rights that are in parity with the value of common stock will be exchanged on a one-for-one basis for shares of common stock. If forfeited based solely on failing to meet the Minimum Value Condition, the associated compensation expense would not be reversed. With regard to the profits interest participation rights granted in February 2019, the Minimum Value Condition was met during the three month period ended March 31, 2020.

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

The number of shares of common stock that a recipient will receive upon the exchange of a PRPU award is calculated by reference to applicable financial metrics.  The target number of shares of common stock subject to each PRPU is one. Based on the achievement of performance criteria, as determined by the Compensation Committee, the number of shares of common stock that may be received in connection with each PRPU award will range from zero to two times the target number.  Unless applicable performance conditions are satisfied during the three year performance period, and the Minimum Value Condition is satisfied within five years following the grant date, all PRPUs will be forfeited, and the recipients will not be entitled to any such awards.

In addition, the performance metrics applicable to each PRPU will be evaluated on an annual basis at the end of each fiscal year during the performance period, and, if Lazard Ltd has achieved a threshold level of performance with respect to the fiscal year, 25% of the target number of PRPUs will no longer be at risk of forfeiture based on the achievement of performance criteria. Profits interest participation rights are allocated income, subject to vesting and settled in cash, in respect of dividends paid on common stock.

The following is a summary of activity relating to profits interest participation rights, including PRPUs, during the three month period ended March 31, 2020:

	Profits Interest Participation Rights	Weighted Average Grant Date Fair Value
Balance, January 1, 2020	1,462,702	$38.65
Granted	1,060,373	$42.89
Balance, March 31, 2020 (a)	2,523,075	$40.43

(a)

Table includes 1,050,778 PRPUs, which represents the target number of PRPUs granted as of March 31, 2020, including 486,611 PRPUs granted during the three month period ended March 31, 2020. The weighted average grant date fair values for PRPUs and other profits interest participation rights outstanding as of January 1, 2020 and those granted during the three month period ended March 31, 2020 were, in each case, the same for PRPUs and other profits interest participation rights. The weighted average grant date fair values for PRPUs and other profits interest participation rights outstanding as of March 31, 2020 were $40.61 and $40.30, respectively.

Compensation expense recognized for profits interest participation rights, including PRPUs, is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value.  As of March 31, 2020, the total estimated unrecognized compensation expense was $46,761, and the Company expects to amortize such expense over a weighted-average period of approximately 0.9 years subsequent to March 31, 2020.

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

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the three month period ended March 31, 2020:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2020	$74,597	$226,026
Granted	143,289	143,289
Settled	-	(76,799)
Forfeited	(937)	(960)
Amortization	(25,283)	-
Change in fair value related to:
Decrease in fair value of underlying investments	-	(19,637)
Adjustment for estimated forfeitures	-	988
Other	(63)	(1,304)
Balance, March 31, 2020	$191,603	$271,603

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.0 years subsequent to March 31, 2020.

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Amortization, net of forfeitures	$26,248	$17,934
Change in the fair value of underlying investments	(19,637)	13,870
Total	$6,611	$31,804

14.	EMPLOYEE BENEFIT PLANS

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

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s pension plans for the three month periods ended March 31, 2020 and 2019:

	Pension Plans
	Three Months Ended March 31,
	2020	2019
Components of Net Periodic Benefit Cost (Credit):
Service cost	$135	$207
Interest cost	2,983	3,902
Expected return on plan assets	(6,628)	(7,026)
Amortization of:
Prior service cost	27	29
Net actuarial loss (gain)	2,206	1,281
Settlement loss	922	1,783
Net periodic benefit cost (credit)	$(355)	$176

15.BUSINESS REALIGNMENT

The Company conducted a review of our business, which resulted in a realignment that included employee reductions and the closing of subscale offices and investment strategies, most of which were completed during the third quarter of 2019.

Activity related to the obligations pursuant to business realignment during the three month period ended March 31, 2020 was as follows:

	Accrued
	Compensation	Other
	and Benefits	Liabilities	Total
Balance, January 1, 2020	$20,210	$5,068	$25,278
Less:
Payments	(12,020)	(11)	(12,031)
Balance, March 31, 2020	$8,190	$5,057	$13,247

16.	INCOME TAXES

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

The Company recorded income tax provisions of $15,995 and $15,988 for the three month periods ended March 31, 2020 and 2019, respectively, representing effective tax rates of 18.7% and 14.7%, respectively. The difference between the U.S. federal statutory rate of 21.0% and the effective tax rates reflected above principally relates to (i) Lazard Group primarily operating as a limited liability company in the U.S., (ii) taxes payable to foreign jurisdictions, (iii) the tax impact of differences in the value of share based incentive compensation and other discrete items, (iv) change in the valuation allowance affecting the provision for income taxes, (v) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate, and (vi) impact of U.S. tax reform, including base erosion and anti-abuse tax.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

17.	RELATED PARTIES

Receivables from and Payables to Lazard Ltd Subsidiaries

Lazard Group’s receivables from subsidiaries of Lazard Ltd at March 31, 2020 included interest-bearing loans of $26,300. Interest income relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $15 for both the three month periods ended March 31, 2020 and 2019.

Lazard Group’s payables to subsidiaries of Lazard Ltd at December 31, 2019 included interest-bearing loans, including interest thereon, of $57,160. Interest expense relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $54 and $887 for the three month periods ended March 31, 2020 and 2019, respectively.

In the first quarter of 2020, a subsidiary of Lazard Ltd contributed an interest-bearing intercompany loan, including interest thereon, of $55,941 due from a Lazard Group subsidiary to Lazard Group. Such amount is reflected in members’ equity as of March 31, 2020 and is a non-cash transaction.

Sponsored Funds

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Investment advisory fees relating to such services were $135,955 and $144,170 for the three month periods ended March 31, 2020 and 2019, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $54,526 and $54,561 remained as receivables at March 31, 2020 and December 31, 2019, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.

See Note 12 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.

18.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $5, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At March 31, 2020, LFNY’s regulatory net capital was $106,935, which exceeded the minimum requirement by $104,135. LFNY’s aggregate indebtedness to net capital ratio was 0.39:1 as of March 31, 2020.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At March 31, 2020, the aggregate regulatory net capital of the U.K. Subsidiaries was $180,813, which exceeded the minimum requirement by $161,667.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At March 31, 2020, the consolidated regulatory net capital of CFLF was $124,770, which exceeded the minimum requirement set for regulatory capital levels by $67,433. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

other reporting obligations. At December 31, 2019, the regulatory net capital of the combined European regulated group was $182,054, which exceeded the minimum requirement set for regulatory capital levels by $75,566. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At March 31, 2020, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $145,129, which exceeded the minimum required capital by $119,036.

At March 31, 2020, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the three month periods ended March 31, 2020 and 2019 is prepared using the following methodology:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended
		March 31,
		2020	2019
Financial Advisory	Net Revenue	$298,970	$321,926
	Operating Expenses	244,247	274,035
	Operating Income	$54,723	$47,891
Asset Management	Net Revenue	$282,521	$301,833
	Operating Expenses	204,769	207,348
	Operating Income	$77,752	$94,485
Corporate	Net Revenue	$(43,911)	$2,243
	Operating Expenses	2,834	35,756
	Operating Loss	$(46,745)	$(33,513)
Total	Net Revenue	$537,580	$626,002
	Operating Expenses	451,850	517,139
	Operating Income	$85,730	$108,863

	As Of
	March 31, 2020	December 31, 2019
Total Assets
Financial Advisory	$1,090,942	$1,113,266
Asset Management	736,487	821,641
Corporate	2,777,365	3,116,721
Total	$4,604,794	$5,051,628

20.	CONSOLIDATED VIEs

The Company’s consolidated VIEs as of March 31, 2020 and December 31, 2019 include certain funds that were established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement.  Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.  The Company’s consolidated VIE assets and liabilities as reflected in the condensed consolidated statements of financial condition consist of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$4,637	$3,826
Customers and other receivables	502	102
Investments (a)	145,055	97,474
Other assets	462	245
Total Assets	$150,656	$101,647

LIABILITIES
Deposits and other customer payables	$418	$62
Other liabilities	536	513
Total Liabilities	$954	$575

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

(a)	Includes $127,503 and $83,036 of LFI held by Lazard Group which is eliminated in the condensed consolidated statements of financial condition as of March 31, 2020 and December 31, 2019, respectively.

21.	COVID-19

On March 11, 2020, the World Health Organization declared the coronavirus (“COVID-19”) a pandemic. In response, on March 27, 2020 the President of the United States signed the Coronavirus Aid, Relief, and Economic Security (CARES) Act into law and the United States Congress continues to discuss additional stimulus measures.  Several governments in jurisdictions that encompass the Company’s largest offices and most significant operations have implemented extended strict social distancing measures.  In response, the Company has implemented remote work arrangements for virtually all of its employees and restricted business travel.  These arrangements have not materially affected our ability to maintain and conduct our business operations, including the operation of financial reporting systems, internal controls over financial reporting, and disclosure controls and procedures. While the COVID-19 pandemic has adversely affected the global economy, the nature and extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the course of the pandemic, the success of governments in relaxing social distancing measures and restarting economic activity, the efficacy of monetary and fiscal measures taken or that may be taken in the future, and the potential for structural damage to the economy due to the sharp drop in aggregate demand and, particularly in the U.S., a high level of unemployment, all of which are uncertain and difficult to predict considering the rapidly evolving landscape.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Group’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”). All references to “2020,” “2019,” “first quarter” or “the period” refer to, as the context requires, the three month periods ended March 31, 2020 and March 31, 2019.

Forward-Looking Statements and Certain Factors that May Affect Our Business

Management has included in Parts I and II of this Form 10-Q, including in its MD&A, statements that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “target,” “goal” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies, business plans and initiatives and anticipated trends in our business. These statements including with respect to the current COVID-19 pandemic, are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, those discussed in our Form 10-K under the caption “Risk Factors,” including the following:

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

Forward-looking statements include, but are not limited to, statements about:

•	financial goals, including ratios of compensation and benefits expense to operating revenue;
•	ability to deploy surplus cash through distributions to members, purchases of common stock and debt repurchases;
•	possible or assumed future results of operations and operating cash flows;
•	strategies and investment policies;
•	financing plans and the availability of short-term borrowing;
•	competitive position;
•	future acquisitions, including the consideration to be paid and the timing of consummation;
•	potential growth opportunities available to our businesses;

•	potential impact of investments in our technology infrastructure and data science capabilities;
•	recruitment and retention of our managing directors and employees;
•	potential levels of compensation expense, including awarded compensation and benefits expense and adjusted compensation and benefits expense, and non-compensation expense;
•	potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts;
•	likelihood of success and impact of litigation;
•	expected tax rates, including effective tax rates;
•	changes in interest and tax rates;
•	availability of certain tax benefits, including certain potential deductions;
•	potential impact of certain events or circumstances on our financial statements and operations, including the current COVID-19 pandemic;
•	changes in foreign currency exchange rates;
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

Our consolidated net revenue was derived from the following segments:

	Three Months Ended
	March 31,
	2020	2019
Financial Advisory	56%	52%
Asset Management	53	48
Corporate	(9)	-
Total	100%	100%

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

In the first quarter of 2020, regional outbreaks of a novel coronavirus (“COVID-19”) became a global pandemic of unprecedented proportion and impact. The actions taken by governments, including social distancing mandates, severely impacted the global economy. As a result of this global crisis, we are experiencing an unprecedented period of volatility. The impact of this global crisis on the economy and our businesses remains uncertain but we expect a challenging environment in the near-term as a result of elevated uncertainty, capital markets volatility, lower asset valuations and a downturn in global M&A activity.

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•

Financial Advisory—During this period of financial stress and uncertainty, we are focused on serving clients with our depth of expertise in capital structure, capital raising, debt negotiations and restructuring and exchange offers. We expect that the volume and timing of new M&A transactions will be severely impacted in the near term. We are seeing increased activity in our restructuring, capital advisory and sovereign advisory practices, however, the increased activity in these areas may not fully offset the anticipated decline in M&A activity in the near term, though we expect to see an increase in distressed M&A activity as the year progresses. We believe our Financial Advisory business is in a strong competitive position as demand continues for expert, independent strategic advice that can be levered across geographies and our range of capabilities. The global scale and breadth of our Financial Advisory business allows us to advise on a wide range of strategic and restructuring transactions across a variety of industries. In addition, we continue to invest in our Financial Advisory business by selectively hiring talented senior professionals and continuing to focus on our M&A, restructuring and other advisory services.

•

Asset Management—In the short to intermediate term, we normally would expect most investor demand to come through financial institutions, and from defined benefit and defined contribution plans in developed economies because of their sheer scope and size. However, the current volatility in the capital markets and the uncertainties arising from the COVID-19 pandemic may negatively impact our business in a manner that we cannot predict. Over the longer term, and depending upon local and global market conditions, we would expect an increasing share of our AUM to come from the developing economies around the globe, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Given our diversified investment platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from opportunities across the asset management industry despite the current challenges that markets have created for that industry. We are continually developing new investment strategies that extend our existing platforms and assessing potential product acquisitions or other inorganic growth opportunities. Among other efforts, we have been particularly focused on continuing to incorporate environmental, social and corporate governance (“ESG”) considerations, as appropriate, into our investment research and launching strategies that use ESG factors to drive long-term investment returns.  In addition to these new ESG and sustainable strategies, recent examples of growth initiatives include the following: various Quantitative Equity strategies, explainable AI capabilities, and several U.S. Systematic Equity strategies.

We operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge continuously, and it is not possible for our management to predict all risks and uncertainties, nor can we assess the impact of all potentially applicable factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. See Item 1A, “Risk Factors” in this Form 10-Q and our Form 10-K. Furthermore, net income and revenue in any period may not be indicative of full-year results or the results of any other period and may vary significantly from year to year and quarter to quarter.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value and number of all completed transactions, including the subset of completed transactions involving values greater than $500 million, decreased in the first quarter of 2020 as compared to 2019. With respect to announced M&A transactions, the value and number of all transactions, including the subset of announced transactions involving values greater than $500 million, decreased in the first quarter of 2020 as compared to 2019.

	Three Months Ended
	March 31,
	2020	2019	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$653	$939	(30)%
Number	7,679	8,707	(12)%
Deals Greater than $500 million:
Value	$496	$734	(32)%
Number	239	292	(18)%
Announced M&A Transactions:
All deals:
Value	$689	$1,072	(36)%
Number	8,021	8,722	(8)%
Deals Greater than $500 million:
Value	$516	$875	(41)%
Number	222	250	(11)%

Source: Dealogic as of April 9, 2020.

Global restructuring activity during the first quarter of 2020, as measured by the number of corporate defaults, increased as compared to the first quarter of 2019. The number of defaulting issuers was 28 in the first quarter of 2020 according to Moody’s Investors Service, Inc, as compared to 20 in the first quarter of 2019.

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

Asset Management

Equity market indices for major markets at March 31, 2020 generally decreased as compared to such indices at December 31, 2019 and March 31, 2019. The percentage change in major equity market indices at March 31, 2020, as compared to such indices at December 31, 2019 and at March 31, 2019, is shown in the table below.

	Percentage Changes March 31, 2020 vs.
	December 31, 2019	March 31, 2019
MSCI World Index	(21)%	(10)%
Euro Stoxx	(25)%	(14)%
MSCI Emerging Market	(24)%	(17)%
S&P 500	(20)%	(7)%

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

Corporate segment total assets represented 60% of Lazard’s consolidated total assets as of March 31, 2020, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, deferred tax assets and certain assets associated with LFB.

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

Our operating expenses also include “amortization and other acquisition-related costs (benefits)” which includes in 2019 the change in fair value of the contingent consideration associated with business acquisitions.

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

Noncontrolling Interests

Noncontrolling interests primarily consist of amounts related to Edgewater’s management vehicles that the Company is deemed to control but not own and consolidated VIE interests held by employees. See Notes 12 and 20 of Notes to Condensed Consolidated Financial Statements for information regarding the Company’s noncontrolling interests and consolidated VIEs.

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

A portion of our net revenue is derived from transactions that are denominated in currencies other than the U.S. Dollar. Net revenue for the three month period ended March 31, 2020 was negatively impacted by exchange rate movements in comparison to the relevant prior year period. The majority of the impact to net revenue was offset by the impact of the exchange rate movements on our operating expenses during the periods denominated in currencies other than the U.S. Dollar.

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP. Selected financial data derived from the Company’s reported condensed consolidated results of operations is set forth below, followed by a more detailed discussion of both the consolidated and business segment results.

	Three Months Ended
	March 31,
	2020	2019
	($ in thousands)
Net Revenue	$537,580	$626,002
Operating Expenses:
Compensation and benefits	318,283	370,248
Non-compensation	133,139	147,575
Amortization and other acquisition-related costs (benefits)	428	(684)
Total operating expenses	451,850	517,139
Operating Income	85,730	108,863
Provision for income taxes	15,995	15,988
Net Income	69,735	92,875
Less - Net Loss Attributable to Noncontrolling Interests	(5,691)	(566)
Net Income Attributable to Lazard Group	$75,426	$93,441
Operating Income, as a % of net revenue	15.9%	17.4%

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

	Three Months Ended
	March 31,
	2020	2019
	($ in thousands)
Operating Revenue:
Net revenue	$537,580	$626,002
Adjustments:
Interest expense (a)	18,703	17,674
Distribution fees, reimbursable deal costs and bad debt expense (b)	(16,388)	(24,296)
(Revenue) loss related to noncontrolling interests (c)	2,772	(2,270)
(Gains) losses on investments pertaining to LFI (d)	19,637	(13,870)
Operating revenue	$562,304	$603,240

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

(c)	Revenue or loss related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount.
(d)

Represents changes in the fair value of investments held in connection with LFI and other similar deferred compensation arrangements for which a corresponding equal amount is excluded from compensation and benefits expense.

	Three Months Ended
	March 31,
	2020	2019
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$318,283	$370,248
Adjustments:
Noncontrolling interests (a)	(1,706)	(1,889)
(Charges) credits pertaining to LFI (b)	19,637	(13,870)
Adjusted compensation and benefits expense	$336,214	$354,489
Adjusted compensation and benefits expense, as a % of operating revenue	59.8%	58.8%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.

(b)  Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

	Three Months Ended
	March 31,
	2020	2019
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$133,139	$147,575
Adjustments:
Expenses associated with ERP system implementation (a)	-	(3,205)
Expenses relating to office space reorganization (b)	(3,664)	-
Distribution fees, reimbursable deal costs and bad debt expense (c)	(16,388)	(24,296)
Charges pertaining to senior debt refinancing (d)	-	(4,243)
Noncontrolling interests (e)	(1,036)	(770)
Adjusted non-compensation expense	$112,051	$115,061
Adjusted non-compensation expense, as a % of operating revenue	19.9%	19.1%

(a)  Represents expenses associated with the Enterprise Resource Planning (“ERP”) system implementation.

(b)  Represents incremental rent expense related to office space reorganization.

(c)

Represents certain distribution fees, reimbursable deal costs paid to third parties and bad debt expense relating to fees that are deemed uncollectible for which an equal amount is included for purposes of determining operating revenue.

(d)

In 2019, represents charges pertaining to the partial redemption of the Company’s 4.25% senior notes due 2020 (the “2020 Notes”) due to the non-operating nature of such transaction. See “—Liquidity and Capital Resources—Financing Activities” below.

(e)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.

	Three Months Ended
	March 31,
	2020	2019
	($ in thousands)
Earnings From Operations:
Operating revenue	$562,304	$603,240
Deduct:
Adjusted compensation and benefits expense	(336,214)	(354,489)
Adjusted non-compensation expense	(112,051)	(115,061)
Earnings from operations	$114,039	$133,690
Earnings from operations, as a % of operating revenue	20.3%	22.2%

Headcount information is set forth below:

	As of
	March 31, 2020	December 31, 2019	March 31, 2019
Headcount:
Managing Directors:
Financial Advisory	167	160	178
Asset Management	107	104	110
Corporate	21	19	17
Total Managing Directors	295	283	305
Other Business Segment Professionals and Support Staff:
Financial Advisory	1,347	1,342	1,326
Asset Management	965	986	1,004
Corporate	418	389	396
Total	3,025	3,000	3,031

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

Three Months Ended March 31, 2020 versus March 31, 2019

The Company reported net income attributable to Lazard Group of $75 million, as compared to net income attributable to Lazard Group of $93 million in the 2019 period.

Net revenue decreased $88 million, or 14%, with operating revenue decreasing $41 million, or 7%, as compared to the 2019 period. Fee revenue from investment banking and other advisory activities decreased $22 million, or 7%, as compared to the 2019 period. Asset management fees, including incentive fees, decreased $23 million, or 8%, as compared to the 2019 period. In the aggregate, interest income, other revenue and interest expense decreased $43 million, as compared to the 2019 period.

Compensation and benefits expense decreased $52 million, or 14%, as compared to the 2019 period.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) decreased $18 million, or 5%, as compared to the 2019 period. The ratio of adjusted compensation and benefits expense to operating revenue was 59.8% for the 2020 period, as compared to 58.8% for the 2019 period.

Non-compensation expense decreased $14 million, or 10%, as compared to the 2019 period, primarily due to decreased marketing and business development expenses. Adjusted non-compensation expense decreased $3 million, or 3%, as compared to the 2019 period. The ratio of adjusted non-compensation expense to operating revenue was 19.9% for the 2020 period, as compared to 19.1% for the 2019 period.

Operating income decreased $23 million, or 21%, as compared to the 2019 period.

Earnings from operations decreased $20 million, or 15%, as compared to the 2019 period, and, as a percentage of operating revenue, was 20.3%, as compared to 22.2% in the 2019 period.

The provision for income taxes reflects an effective tax rate of 18.7%, as compared to 14.7% for the 2019 period. The increase in the effective tax rate principally relates to a decrease in discrete benefits from share-based incentive compensation.

Net loss attributable to noncontrolling interests increased $5 million as compared to the 2019 period.

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

Financial Advisory

The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended
	March 31,
	2020	2019
	($ in thousands)
Net Revenue	$298,970	$321,926
Operating Expenses	244,247	274,035
Operating Income	$54,723	$47,891
Operating Income, as a % of net revenue	18.3%	14.9%

Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended
	March 31,
	2020	2019
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	56	63
Percentage of total Financial Advisory net revenue from top 10 clients	40%	43%
Number of M&A transactions completed with values greater than $500 million (a)	19	22

(a)	Source: Dealogic as of April 9, 2020.

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

	Three Months Ended
	March 31,
	2020	2019
Americas	59%	64%
EMEA	39	34
Asia Pacific	2	2
Total	100%	100%

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

Three Months Ended March 31, 2020 versus March 31, 2019

Financial Advisory net revenue decreased $23 million, or 7%, as compared to the 2019 period. The decrease in Financial Advisory net revenue was primarily a result of a decrease in the number of fees greater than $10 million as compared to the 2019 period.

Operating expenses decreased $30 million, or 11%, as compared to the 2019 period, primarily due to a decrease in compensation and benefits expense and marketing and business development expenses.

Financial Advisory operating income was $55 million, an increase of $7 million, or 14%, as compared to operating income of $48 million in the 2019 period and, as a percentage of net revenue, was 18.3%, as compared to 14.9% in the 2019 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	March 31, 2020	December 31, 2019
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$27,716	$40,612
Global	39,094	49,759
Local	37,496	48,985
Multi-Regional	50,335	66,185
Total Equity	154,641	205,541
Fixed Income:
Emerging Markets	11,424	14,387
Global	9,100	9,233
Local	5,421	5,450
Multi-Regional	8,376	9,193
Total Fixed Income	34,321	38,263
Alternative Investments	1,902	2,149
Private Equity	1,406	1,385
Cash Management	778	901
Total AUM	$193,048	$248,239

Total AUM at March 31, 2020 was $193 billion, a decrease of $55 billion, or 22%, as compared to total AUM of $248 billion at December 31, 2019 due to market depreciation, net outflows and foreign exchange depreciation. Average AUM for the first quarter of 2020 decreased 3% as compared to the first quarter of 2019 and decreased 7% as compared to the fourth quarter of 2019.

As of both March 31, 2020 and December 31, 2019, approximately 86% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors. As of both March 31, 2020 and December 31, 2019, approximately 14% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals.

As of March 31, 2020, AUM with foreign currency exposure represented approximately 70% of our total AUM, as compared to 67% as of December 31, 2019. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$205,541	$6,593	$(10,398)	$(3,805)	$(42,083)	$(5,012)	$154,641
Fixed Income	38,263	2,442	(3,487)	(1,045)	(1,397)	(1,500)	34,321
Other	4,435	250	(313)	(63)	(207)	(79)	4,086
Total	$248,239	$9,285	$(14,198)	$(4,913)	$(43,687)	$(6,591)	$193,048

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

	Three Months Ended March 31, 2019
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$176,998	$6,398	$(7,229)	$(831)	$19,564	$(636)	$195,095
Fixed Income	32,938	2,618	(1,884)	734	1,568	(232)	35,008
Other	4,798	519	(384)	135	(44)	(13)	4,876
Total	$214,734	$9,535	$(9,497)	$38	$21,088	$(881)	$234,979

As of April 24, 2020, AUM was $198.1 billion, a $5.1 billion increase since March 31, 2020. The increase in AUM was due to market appreciation of $7.6 billion, partially offset by net outflows of $1.8 billion and foreign exchange depreciation of $0.7 billion.

Average AUM for the three month periods ended March 31, 2020 and 2019 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended
	March 31,
	2020	2019
	($ in millions)
Average AUM by Asset Class:
Equity	$180,375	$189,221
Fixed Income	36,896	34,716
Alternative Investments	2,047	2,693
Private Equity	1,400	1,415
Cash Management	816	792
Total Average AUM	$221,534	$228,837

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended
	March 31,
	2020	2019
	($ in thousands)
Net Revenue	$282,521	$301,833
Operating Expenses	204,769	207,348
Operating Income	$77,752	$94,485
Operating Income, as a % of net revenue	27.5%	31.3%

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended
	March 31,
	2020	2019
Americas	51%	55%
EMEA	36	34
Asia Pacific	13	11
Total	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended March 31, 2020 versus March 31, 2019

Asset Management net revenue decreased $19 million, or 6%, as compared to the 2019 period. Management fees and other revenue was $281 million, a decrease of $20 million, or 7%, as compared to $301 million in the 2019 period, primarily due to a decrease in average AUM and change in asset mix. Incentive fees were $2 million, an increase of $1 million as compared to $1 million in the 2019 period.

Operating expenses decreased $3 million, or 1%, as compared to the 2019 period.

Asset Management operating income was $78 million, a decrease of $16 million, or 18%, as compared to operating income of $94 million in the 2019 period and as a percentage of net revenue, was 27.5%, as compared to 31.3% in the 2019 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended
	March 31,
	2020	2019
	($ in thousands)
Interest Income	$1,839	$2,605
Interest Expense	(18,970)	(17,901)
Net Interest (Expense)	(17,131)	(15,296)
Other Revenue (Expense)	(26,780)	17,539
Net Revenue (Expense)	(43,911)	2,243
Operating Expenses (Benefit)	2,834	35,756
Operating Income (Loss)	$(46,745)	$(33,513)

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended March 31, 2020 versus March 31, 2019

Net interest expense increased $2 million, or 12%, as compared to the 2019.

Other revenue decreased $44 million as compared to the 2019 period primarily due to losses in the 2020 period as compared to gains in the 2019 period attributable to investments held in connection with LFI.

Operating expenses decreased $33 million as compared to the 2019 period, primarily due to a decrease in compensation and benefits expense, which reflected a decrease in charges pertaining to LFI.

Cash Flows

The Company’s cash flows are influenced primarily by the timing of the receipt of Financial Advisory and Asset Management fees, the timing of distributions to members, payments of incentive compensation to managing directors and employees and purchases of common stock. Cash flows were also affected in 2019 by Lazard Group’s issuance of $500 million aggregate principal amount of its 4.375% senior notes maturing in 2029 (the “2029 Notes”) and the redemption of the 2020 Notes.

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

Summary of Cash Flows:

	Three Months Ended
	March 31,
	2020	2019
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$70	$93
Adjustments to reconcile net income to net cash provided by operating activities (a)	128	126
Other operating activities (b)	(374)	(401)
Net cash provided by (used in) operating activities	(176)	(182)
Investing activities	(12)	(6)
Financing activities (c)	(236)	169
Effect of exchange rate changes	(61)	(30)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(485)	(49)
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	2,388	2,230
End of Period	$1,903	$2,181

(a)	Consists of the following:

	Three Months Ended
	March 31,
	2020	2019
	($ in millions)
Depreciation and amortization of property	$9	$8
Noncash lease expense	15	12
Amortization of deferred expenses and share-based incentive compensation	101	105
Deferred tax provision (benefit)	3	(2)
Amortization and other acquisition-related costs (benefits)	-	(1)
Loss on extinguishment of debt	-	4
Total	$128	$126

(b)	Includes net changes in operating assets and liabilities.
(c)

Consists primarily of purchases of shares of common stock, tax withholdings related to the settlement of vested RSUs, vested restricted stock awards and vested PRSUs, changes in customer deposits, distributions to members and noncontrolling interest holders and activity relating to borrowings (including in 2019, the issuance of the 2029 Notes and the redemption of the 2020 Notes).

(d)

Cash and cash equivalents and restricted cash consists of cash and cash equivalents, deposits with banks and short-term investments and cash deposited with clearing organizations and other segregated cash.

Liquidity and Capital Resources

The Company’s liquidity and capital resources are derived from operating activities, financing activities and equity offerings.

Operating Activities

Net revenue, operating income and cash receipts fluctuate significantly between periods and could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic. In the case of Financial Advisory, fee receipts are generally dependent upon the successful completion of client transactions, the occurrence and timing of which is irregular and not subject to Lazard’s control.

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

Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”. In the first quarter of 2020, as reflected on the condensed consolidated statements of financial condition, both “deposits with banks and short-term investments” and “deposits and other customer payables” decreased as compared to December 31, 2019, due to a lower level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG.

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

We regularly monitor our liquidity position, including cash levels, investments in U.S. Treasury securities, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, distributions to members, purchases of shares of common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At March 31, 2020, Lazard had approximately $781 million of cash, with such amount including approximately $468 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings. We expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.

As of March 31, 2020, Lazard had approximately $168 million in unused lines of credit available to it, including a $150 million, five-year, senior revolving credit facility with a group of lenders that expires in September 2020 (the “Amended and Restated Credit Agreement”) and unused lines of credit available to LFB of approximately $16 million.

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00 or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended March 31, 2020, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.83 to 1.00 and its Consolidated Interest Coverage Ratio being 12.21 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of March 31, 2020.

In addition, the Amended and Restated Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At March 31, 2020, the Company was in compliance with all of these provisions.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities should be sufficient for us to fund our current obligations for the next 12 months.

Financing Activities

The table below sets forth our corporate indebtedness as of March 31, 2020 and December 31, 2019. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		March 31, 2020			December 31, 2019
Senior Debt	Maturity Date	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2025 Senior Notes	2025	$400.0	$2.3	$397.7	$400.0	$2.4	$397.6
Lazard Group 2027 Senior Notes	2027	300.0	2.7	297.3	300.0	2.8	297.2
Lazard Group 2028 Senior Notes	2028	500.0	7.6	492.4	500.0	7.8	492.2
Lazard Group 2029 Senior Notes	2029	500.0	7.2	492.8	500.0	7.4	492.6
		$1,700.0	$19.8	$1,680.2	$1,700.0	$20.4	$1,679.6

During March 2019, Lazard Group completed an offering of the 2029 Notes. Lazard Group used a portion of the net proceeds of the 2029 Notes to redeem or otherwise retire the remaining 2020 Notes in transactions that occurred during March 2019 and April 2019.

The indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants (none of which relate to financial condition), events of default and other customary provisions. At March 31, 2020, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Members’ Equity

At March 31, 2020, total members’ equity was $285 million, as compared to $287 million at December 31, 2019, including $215 million and $219 million attributable to Lazard Group on the respective dates. The net activity in members’ equity during the three month period ended March 31, 2020 is reflected in the table below (in millions of dollars):

Members’ Equity - January 1, 2020	$287
Adjustment for cumulative effect on prior years from the adoption of new accounting guidance	(8)
Balance as adjusted January 1, 2020	279
Increase (decrease) due to:
Net income	70
Other comprehensive loss	(36)
Amortization of share-based incentive compensation	72
Purchase of common stock	(95)
Settlement of share-based incentive compensation (a)	(67)
Contributions from members	56
Other - net	6
Members’ Equity - March 31, 2020	$285

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

The Board of Directors of Lazard has issued a series of authorizations to repurchase common stock, which help offset the dilutive effect of our share-based incentive compensation plans. During a given year Lazard Ltd intends to repurchase at least as many shares as it expects to ultimately issue pursuant to such compensation plans in respect of year-end incentive compensation attributable to the prior year. The rate at which Lazard Ltd purchases shares in connection with this annual objective may vary from period to period due to a variety of factors. Purchases with respect to such program are set forth in the table below:

Three Months Ended March 31:	Number of Shares Purchased	Average Price Per Share
2019	5,177,948	$37.10
2020	2,912,035	$32.70

As of March 31, 2020, a total of $306 million of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, $6 million of which will expire on December 31, 2020 and $300 million of which will expire on December 31, 2021.

During the three month period ended March 31, 2020, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, pursuant to which it effected stock repurchases in the open market.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of March 31, 2020:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior debt (including interest)	$2,238,542	$70,250	$140,500	$539,792	$1,488,000
Operating leases (exclusive of $16,502 of committed sublease income)	767,436	64,901	150,713	124,169	427,653
Investment capital funding commitments (a)	6,056	6,056	-	-	-
Total (b)	$3,012,034	$141,207	$291,213	$663,961	$1,915,653

(a)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $11,155 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders. See Note 6 of Notes to Condensed Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.

(b)

The table above excludes contingent obligations, as well as any possible payments for uncertain tax positions, given the inability to make a reasonably reliable estimate of the timing of the amounts of any such payments. See also Notes 11, 13, 14, and 16 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans, and income taxes, respectively.

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

The Company earns performance-based incentive fees on various investment products, including traditional products and alternative investment funds such as hedge funds and private equity funds. See “Financial Statement Overview” for a description of our revenue recognition policies on such fees. If, in Lazard’s judgment, collection of a fee is not probable, Lazard will not recognize revenue until the uncertainty is removed. We maintain an allowance for doubtful accounts to provide coverage for estimated losses from our receivables. We determine the adequacy of the allowance under CECL by (i) applying a bad debt charge-off rate based on historical charge-off experience; (ii) estimating the probability of loss based on our analysis of the client’s creditworthiness and specifically reserve against exposures where we determine the receivables are impaired, which may include situations where a fee is in dispute or litigation has commenced; and (iii) performing qualitative assessments to monitor economic risks that may require additional adjustments.

With respect to fees receivable from Financial Advisory activities, such receivables are generally deemed past due when they are outstanding 60 days from the date of invoice, except for certain transactions that include specific contractual payment terms which may vary from one month to four years following the invoice date (as is the case for Private Capital Advisory fees) or may be subject to court approval (as is the case with Restructuring activities that include bankruptcy proceedings). In such cases, receivables are deemed past due when payment is not received by the agreed-upon contractual date or the court approval date, respectively. Financial Advisory fee receivables past due, from the date of the invoice or specific contractual payment terms, in excess of 180 days are fully provided for unless there is evidence that the balance is collectible. Notwithstanding our policy for receivables past due, any receivables that we determine are impaired result in specific reserves against such exposures. Asset Management fees are fully provided for when such receivables are outstanding 12 months after the invoice date. In addition, the Company specifically reserves against exposures relating to Asset Management fees where we determine receivables are impaired prior to being outstanding for 12 months.

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

Data relating to investments is set forth below:

	March 31, 2020	December 31, 2019
	($ in thousands)
Seed investments by asset class:
Equities (a)	$87,936	$93,535
Fixed income	12,067	13,923
Alternative investments	19,724	5,850
Total seed investments	119,727	113,308
Other investments owned:
Private equity (b)	20,597	23,588
Interest-bearing deposits	450	517
Fixed income and other (c)	24,963	124,670
Total other investments owned	46,010	148,775
Subtotal	165,737	262,083
Add:
Private equity consolidated, not owned (d)	18,561	10,774
LFI (e)	321,455	259,138
Total investments	$505,753	$531,995

(a)	At March 31, 2020 and December 31, 2019, seed investments in directly owned equity securities were invested as follows:

	March 31, 2020	December 31, 2019
Percentage invested in:
Financials	19%	26%
Consumer	35	32
Industrial	14	15
Technology	20	16
Other	12	11
Total	100%	100%

(b)

Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $17 million and $20 million as of March 31, 2020 and December 31, 2019, respectively.

(c)	At December 31, 2019, includes investments in U.S. Treasury securities of approximately $100 million, with original maturities of greater than three months and less than one year.

(d)

Represents private equity investments that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “members’ equity” on the condensed consolidated statements of financial condition.

(e)

Composed of investments held in connection with LFI and other similar deferred compensation arrangements. The market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to awards expected to vest. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives.  LFI investments held in entities in which the Company maintained a controlling interest were $159 million in nine entities as of March 31, 2020, as compared to $93 million in eight entities as of December 31, 2019.

At March 31, 2020 and December 31, 2019, total investments with a fair value of $505 million and $531 million, respectively, included $53 million and $34 million, respectively, or 10% and 6%, respectively, of investments that were classified using NAV or its equivalent as a practical expedient. See Notes 5 and 6 of Notes to Condensed Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of March 31, 2020 and December 31, 2019, the Company held seed investments of approximately $120 million and $113 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $56 million in eight entities as of March 31, 2020, as compared to $47 million in seven entities as of December 31, 2019.

As of March 31, 2020 and December 31, 2019, the Company did not consolidate or deconsolidate any seed investment entities or LFI investment entities with the exception of the consolidation of certain LFI funds (see Note 20 of Notes to the Condensed Consolidated Financial Statements). As such, 100% of the recorded balance of seed investments and substantially all of LFI investments as of March 31, 2020 and December 31, 2019 represented the Company’s economic interest in the seed and LFI investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed and LFI investment entities.

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

Equity Market Price Risk—At March 31, 2020 and December 31, 2019, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $98 million and $85 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $0.4 million and $1.0 million in the carrying value of such investments as of March 31, 2020 and December 31, 2019, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At March 31, 2020 and December 31, 2019, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $47 million and $153 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $1.1 million and $1.0 million in the carrying value of such investments as of March 31, 2020 and December 31, 2019, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At March 31, 2020 and December 31, 2019, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $43 million and $37 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a decrease of approximately $0.2 million and $0.2 million in the carrying value of such investments as of March 31, 2020 and December 31, 2019, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At March 31, 2020 and December 31, 2019, the Company’s exposure to changes in fair value of such investments was approximately $21 million and $24 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $2.1 million and $2.4 million in the carrying value of such investments as of March 31, 2020 and December 31, 2019, respectively.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At March 31, 2020, total receivables amounted to $657 million, net of an allowance for doubtful accounts of $31 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries, and customers and other receivables comprised 73%, 10%, and 17% of total receivables, respectively. At December 31, 2019, total receivables amounted to $698 million, net of an allowance for doubtful accounts of $27 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries, and customers and other receivables comprised 77%, 5% and 18% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit (primarily for clients of LFG). At March 31, 2020 and December 31, 2019, customer receivables included $75 million and $76 million, respectively, of LFB loans, with such loans being fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $27 million and $1 million at March 31, 2020 and December 31, 2019, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements, amounted to $3 million and $10 million at such respective dates.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $272 million and $226 million at March 31, 2020 and December 31, 2019, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of March 31, 2020, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $8 million in the event interest rates were to increase by 1% and decrease by approximately $8 million if rates were to decrease by 1%.

As of March 31, 2020, the Company’s cash and cash equivalents totaled approximately $781 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and (iii) in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

Except for the new risk factor below, there were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Our business, financial condition and results of operations could be materially adversely affected by the COVID-19 pandemic.

The recent outbreak of a novel strain of coronavirus (“COVID-19”) is now affecting the global community and our business, financial condition and results of operations.  The nature and severity of the impact is highly uncertain, and the extent to which COVID-19 affects our operations and heightens the risks described in the section entitled “Risk Factors” in our Form 10-K will depend largely on future developments, including the course of the pandemic and the extent of actions that have been or may be taken to contain or address its impact. These actions, many of which have already been implemented in various jurisdictions worldwide, include, but are not limited to, declarations of states of emergency, business closures (including the complete or partial closure of many of our offices), restrictions on businesses’ ability to pay dividends or make distributions, restrictions on in-person meetings and travel, or other similar restrictions and limitations. While such actions may be relaxed or suspended if and when the COVID-19 pandemic abates, they may also be reinstated as the pandemic continues to evolve, and the relaxation or suspension of such actions may not be successful in restarting economic activity. The scope and timing of any such actions or reinstatements is difficult to predict.

Moreover, the COVID-19 pandemic has adversely affected the economies in impacted countries and regions, including those in which our businesses operate, and the global financial markets, including the global debt and equity capital markets, which are experiencing, and may continue to experience, significant volatility. The pandemic has led to an economic downturn, including a sharp drop in aggregate demand and, particularly in the U.S., a high level of unemployment, that could adversely affect our business, financial condition and results of operations and could have a negative impact on our Financial Advisory and Asset Management businesses. Disruptions to, and volatility in, the global financial markets as a result of the COVID-19 pandemic may result in a decrease in the volume and value of M&A transactions, thereby reducing the demand for our Financial Advisory services and increasing price competition among financial services companies seeking such engagements, which may adversely affect our financial condition and results of operations. Those same market disruptions may result in a decrease in our AUM resulting in lower investment advisory fees for our Asset Management business, may also affect our ability to effect transactions for our Asset Management clients and may negatively impact the liquidity of the assets held in our client portfolios. Furthermore, any such disruptions to the global financial markets may affect our ability to incur debt or issue equity on acceptable terms, or at all, to fund our working capital requirements or refinance existing indebtedness, or to make acquisitions and other investments. Additionally, we have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutional clients. Many of these transactions expose us to credit risk in the event our counterparty or client defaults, which defaults could become more frequent or widespread due to the impact of the COVID-19 pandemic.

Our efforts to mitigate the impact of the COVID-19 pandemic have required, and will continue to require, a significant investment of time and resources across our businesses. In response to recommendations or orders by governmental institutions limiting certain business or commercial activities in jurisdictions in which we operate around the world, we have taken, and may take further, preventative or protective actions, including instituting policies requiring employees who are capable of performing their functions remotely to do so. These arrangements may result in reduced productivity and limitations on the ability of our managing directors and employees to communicate or interact, which may adversely impact our business, financial condition and results of operations. Furthermore, given the unprecedented number of employees performing their functions remotely, we have reinforced policies, procedures and guidelines that we believe are reasonably designed to protect the confidentiality of our and our clients’

confidential information, but there can be no assurance that these measures will be adequate. Any unauthorized disclosure of such information could result in legal action, regulatory sanctions and reputational or financial harm.

Similarly, due to the unprecedented number of employees continuously deploying the remote working capabilities of our information systems, including on home networks or through increased use of mobile technologies, we face a heightened risk of operational interruptions and security breaches involving such systems. Additionally, such home and mobile technology resources could be more susceptible to interruptions and security breaches than our dedicated business resources. There can be no assurance that protective measures and policies we have instituted in an effort to reduce the likelihood and severity of such interruptions and breaches, including as a result of cyber attacks, will be adequate. For additional information regarding operational risks with respect to our businesses, which may be exacerbated by COVID-19 and the associated actions taken to contain or address its impact, see the Risk Factors entitled “A failure in or breach of our information systems or infrastructure, or those of third parties with which we do business, including as a result of cyber attacks, could disrupt our businesses, lead to reputational harm and legal liability or otherwise impact our ability to operate our business” in our Form 10-K.

Certain of our third party vendors or service providers may take, have taken or may take further preventative or protective actions, including instituting policies requiring their respective employees who are capable of performing their functions remotely to do so and implementing or expanding back-up procedures and capabilities, and may be experiencing a growing demand for their services.  Any failure of or interruption to their systems or any back-up procedures and capabilities as a result of such actions or such growth in demand could materially adversely affect our business, financial condition and results of operations. For additional information risks related to our reliance on vendor systems, see the Risk Factor entitled “Other operational risks may disrupt our businesses, result in regulatory action against us or limit our growth” in our Form 10-K.

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

Dated: May 4, 2020

LAZARD GROUP LLC

By:	/s/ Evan L. Russo
Name:	Evan L. Russo
Title:	Chief Financial Officer

By:	/s/ Dominick Ragone
Name:	Dominick Ragone
Title:	Chief Accounting Officer