Form 10-Q
period 2021-03-31
Lazard Group LLC
filed 2021-05-04
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 23, 2021, in additions to profit participation interests, there were two managing member interests..

TABLE OF CONTENTS

When we use the terms “Lazard Group”,”Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company, that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock (“common stock”), the only class of common stock of Lazard outstanding, are publicly traded on the New York Stock Exchange under the symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd’s primary operating asset is its indirect ownership as of March 31, 2021 of all of the common membership interests in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries that are co-managing members of Lazard Group.

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Page

Condensed Consolidated Statements of Financial Condition as of March 31, 2021 and December 31, 2020	2

Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2021 and 2020	4

Condensed Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2021 and 2020	5

Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2021 and 2020	6

Condensed Consolidated Statements of Changes in Members’ Equity and Redeemable Noncontrolling Interests for the three month periods ended March 31, 2021 and 2020	7

Notes to Condensed Consolidated Financial Statements	9

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2021 AND DECEMBER 31, 2020

(UNAUDITED)

(dollars in thousands)

	March 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$967,324	$1,319,712
Deposits with banks and short-term investments	1,014,145	1,134,463
Restricted cash	615,090	44,488
Receivables (net of allowance for doubtful accounts of $34,997 and $36,649 at March 31, 2021 and December 31, 2020, respectively):
Fees	555,993	621,880
Customers and other	183,376	121,261
Lazard Ltd subsidiaries	134,748	131,380
	874,117	874,521
Investments	782,351	658,532
Property (net of accumulated amortization and depreciation of $397,910 and $401,505 at March 31, 2021 and December 31, 2020, respectively)	249,934	256,908
Operating lease right-of-use assets	491,817	513,616
Goodwill and other intangible assets (net of accumulated amortization of $67,516 and $67,501 at March 31, 2021 and December 31, 2020, respectively)	359,535	361,892
Deferred tax assets	34,068	48,166
Other assets	448,191	303,449
Total Assets	$5,836,572	$5,515,747

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2021 AND DECEMBER 31, 2020

(UNAUDITED)

(dollars in thousands)

	March 31,	December 31,
	2021	2020
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$1,239,716	$1,201,150
Accrued compensation and benefits	485,224	732,692
Operating lease liabilities	581,858	606,600
Senior debt	1,683,362	1,682,741
Payable to Lazard Ltd subsidiaries	54,963	59,584
Deferred tax liabilities	2,202	1,041
Other liabilities	562,087	521,070
Total Liabilities	4,609,412	4,804,878
Commitments and contingencies
Redeemable noncontrolling interests	575,000	-
MEMBERS’ EQUITY
Members' equity (net of 6,635,606 and 6,911,911 shares of Lazard Ltd Class A common stock, at a cost of $257,600 and $254,406 at March 31, 2021 and December 31, 2020, respectively)	763,859	818,430
Accumulated other comprehensive loss, net of tax	(211,082)	(193,446)
Total Lazard Group LLC Members' Equity	552,777	624,984
Noncontrolling interests	99,383	85,885
Total Members’ Equity	652,160	710,869
Total Liabilities, Redeemable Noncontrolling Interests and Members’ Equity	$5,836,572	$5,515,747

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 31,
	2021	2020
REVENUE
Investment banking and other advisory fees	$316,940	$297,673
Asset management fees	326,950	269,218
Interest income	1,382	2,252
Other	33,835	(11,488)
Total revenue	679,107	557,655
Interest expense	19,758	20,075
Net revenue	659,349	537,580
OPERATING EXPENSES
Compensation and benefits	399,309	318,283
Occupancy and equipment	34,580	32,045
Marketing and business development	6,640	20,136
Technology and information services	33,622	31,316
Professional services	14,596	14,236
Fund administration and outsourced services	29,279	26,390
Amortization of intangible assets related to acquisitions	15	428
Other	4,915	9,016
Total operating expenses	522,956	451,850
OPERATING INCOME	136,393	85,730
Provision for income taxes	26,777	15,995
NET INCOME	109,616	69,735
LESS - NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3,527	(5,691)
NET INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$106,089	$75,426

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 31,
	2021	2020
NET INCOME	$109,616	$69,735
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	(20,038)	(46,966)
Employee benefit plans:
Actuarial gain (net of tax expense of $762 and $1,826 for the three months ended March 31, 2021 and 2020, respectively)	1,065	9,088
Adjustment for items reclassified to earnings (net of tax expense of $381 and $338 for the three months ended March 31, 2021 and 2020, respectively)	1,336	1,895
OTHER COMPREHENSIVE LOSS, NET OF TAX	(17,637)	(35,983)
COMPREHENSIVE INCOME	91,979	33,752
LESS - COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3,526	(5,691)
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$88,453	$39,443

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$109,616	$69,735
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	9,285	8,908
Noncash lease expense	17,172	15,453
Amortization of deferred expenses and share-based incentive compensation	100,178	100,952
Amortization of intangible assets related to acquisitions	15	428
Deferred tax provision	13,191	3,034
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	(10,608)	26,477
Investments	(202,534)	23,325
Other assets	(15,968)	(171,365)
Accrued compensation and benefits and other liabilities	(140,538)	(253,157)
Net cash used in operating activities	(120,191)	(176,210)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(7,498)	(11,994)
Disposals of property	628	69
Net cash used in investing activities	(6,870)	(11,925)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
LGAC IPO	575,000	-
Contribution from members	14,000	-
Other financing activities		25
Payments for:
Customer deposits	(58,739)	(70,652)
Distributions to noncontrolling interests	(1,000)	(1,411)
Payments of LGAC IPO underwriting fees and other offering costs	(9,308)	-
Purchase of Class A common stock	(122,652)	(95,227)
Distributions to members	(13,934)	-
Settlement of share-based incentive compensation	(64,804)	(66,728)
Other financing activities	(14,321)	(1,869)
Net cash provided by (used in) financing activities	304,242	(235,862)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(79,285)	(61,440)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	97,896	(485,437)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— January 1	2,498,663	2,388,101
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— March 31	$2,596,559	$1,902,664

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:
	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$967,324	$1,319,712
Deposits with banks and short-term investments	1,014,145	1,134,463
Restricted cash	615,090	44,488
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$2,596,559	$2,498,663

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2020

(UNAUDITED)

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total
	Members'	Income (Loss),	Members'	Noncontrolling	Members'
	Equity	Net of Tax	Equity	Interests	Equity
Balance - January 1, 2020 (*)	$469,324	$(250,404)	$218,920	$68,406	$287,326
Adjustment for cumulative effect on prior years from the adoption of new accounting guidance	(7,571)		(7,571)		(7,571)
Balance, as adjusted January 1, 2020	461,753	(250,404)	211,349	68,406	279,755
Comprehensive income (loss):
Net income (loss)	75,426		75,426	(5,691)	69,735
Other comprehensive loss - net of tax		(35,983)	(35,983)		(35,983)
Amortization of share-based incentive compensation	72,161		72,161		72,161
Distributions to members and noncontrolling interests, net	-		-	(1,411)	(1,411)
Purchase of Class A common stock	(95,227)		(95,227)		(95,227)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $3	(66,725)		(66,725)		(66,725)
Contributions from members	55,941		55,941		55,941
Consolidated VIEs			-	8,452	8,452
Other	(1,839)		(1,839)		(1,839)
Balance - March 31, 2020 (*)	$501,490	$(286,387)	$215,103	$69,756	$284,859

(*)	At January 1, 2020 and March 31, 2020, in addition to profit participation interests, there were two managing member interests.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2021

(UNAUDITED)

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total	Redeemable
	Members'	Income (Loss),	Members'	Noncontrolling	Members'	Noncontrolling
	Equity	Net of Tax	Equity	Interests	Equity	Interests
Balance - January 1, 2021	$818,430	$(193,446)	$624,984	$85,885	$710,869	$-
Comprehensive income (loss):
Net income	106,089		106,089	3,527	109,616
Other comprehensive loss - net of tax		(17,636)	(17,636)	(1)	(17,637)
Amortization of share-based incentive compensation	68,191		68,191		68,191
Distributions to members and noncontrolling interests, net	(13,934)		(13,934)	(1,000)	(14,934)
Purchase of Class A common stock	(122,652)		(122,652)		(122,652)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $34	(64,838)		(64,838)		(64,838)
Contributions from members	14,000		14,000		14,000
Transfer of Class A common stock to Lazard Ltd Subsidiaries	4,967		4,967		4,967
Consolidated VIEs			-	7,775	7,775
Contribution from redeemable noncontrolling interests, net			-		-	534,075
Change in redemption value of redeemable noncontrolling interests	(44,122)		(44,122)	3,197	(40,925)	40,925
Other	(2,272)		(2,272)		(2,272)
Balance - March 31, 2021	$763,859	$(211,082)	$552,777	$99,383	$652,160	$575,000

(*)	At January 1, 2021 and March 31, 2021, in addition to profit participation interests, there were two managing member interests.

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of March 31, 2021 and December 31, 2020. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

Lazard Group’s principal operating activities are included in two business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”), restructurings, capital advisory, shareholder advisory, sovereign advisory, capital raising and other strategic advisory matters; and

•

Asset Management, which offers a broad range of global investment solutions and investment management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.

In addition, we record selected other activities in our Corporate segment, including management of cash, investments, deferred tax assets, outstanding indebtedness, certain contingent obligations, and assets and liabilities associated with (i) Lazard Group’s Paris-based subsidiary, Lazard Frères Banque SA (“LFB”) and (ii) a special purpose acquisition company sponsored by an affiliate of the Company, Lazard Growth Acquisition Corp. I (“LGAC”).

Basis of Presentation

The accompanying condensed consolidated financial statements of Lazard Group have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Group’s Annual Report on Form 10-K for the year ended December 31, 2020. The accompanying December 31, 2020 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

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

The consolidated results of operations for the three month period ended March 31, 2021 are not indicative of the results to be expected for any future interim or annual period.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The condensed consolidated financial statements include Lazard Group and Lazard Group’s principal operating subsidiaries: Lazard Frères & Co. LLC (“LFNY”), a New York limited liability company, along with its subsidiaries, including Lazard Asset Management LLC and its subsidiaries (collectively referred to as “LAM”); the French limited liability companies Compagnie Financière Lazard Frères SAS (“CFLF”), along with its subsidiaries, LFB and Lazard Frères Gestion SAS (“LFG”), and Maison Lazard SAS and its subsidiaries; and Lazard & Co., Limited (“LCL”), through Lazard & Co., Holdings Limited (“LCH”), an English private limited company, together with their jointly owned affiliates and subsidiaries.

The Company’s policy is to consolidate entities in which it has a controlling financial interest. The Company consolidates:

•	Voting interest entities (“VOEs”) where the Company holds a majority of the voting interest in such VOEs, and
•

Variable interest entities (“VIEs”) where the Company is the primary beneficiary having the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of, or receive benefits from, the VIE that could be potentially significant to the VIE (see Note 19).

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

Lazard Growth Acquisition Corp. I

In February 2021, LGAC consummated its $575,000 initial public offering (the “LGAC IPO”). LGAC is a special purpose acquisition company, incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).  LGACo 1 LLC, a Delaware series limited liability company and the Company’s subsidiary, is the sponsor of LGAC. The Company controls LGAC through the sponsor’s ownership of Class B founder shares of LGAC. As a result, both LGAC and the sponsor are consolidated in the Company’s financial statements.

The proceeds from the LGAC IPO of $575,000 are held in a trust account, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the trust account to the LGAC shareholders in connection with the redemption of LGAC’s Class A ordinary shares, subject to certain conditions. The cash held in the trust account is recorded in “Restricted Cash” on the condensed consolidated statements of financial condition.

Transaction costs, which consisted of a net underwriting fee of $8,500, $20,125 of non-cash deferred underwriting fees and $808 of other offering costs, were charged against the gross proceeds of the LGAC IPO as consistent with SEC Staff Accounting Bulletin (SAB) Topic 5.

“Redeemable noncontrolling interests” of $575,000 associated with the publicly held LGAC Class A ordinary shares are recorded on the Company’s condensed consolidated statements of financial condition as of March 31, 2021 at redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Changes in redemption value are recognized immediately as they occur and will adjust the carrying value of redeemable noncontrolling interests to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable noncontrolling interests shall be affected by charges to additional paid-in-capital.

The warrants exercisable for LGAC Class A ordinary shares that were issued in connection with the LGAC IPO meet the definition of a liability under FASB ASC Topic 815 and are classified as derivative liabilities remeasured at fair value at each balance sheet date until exercised, with changes in fair value each period reported to earnings. See Note 7.

Restricted Cash

Restricted cash primarily represents LGAC deposits discussed above and other restricted cash deposits made by the Company, including those to satisfy the requirements of clearing organizations.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

2.	RECENT ACCOUNTING DEVELOPMENTS

Simplifying the Accounting for Income Taxes—In December 2019, the FASB issued new guidance to simplify the accounting for income taxes. The amendments include the removal of certain exceptions and various improvements. These improvements are related to the accounting for franchise tax based on income, evaluation of step up in tax basis of goodwill, allocation of consolidated tax expense to standalone legal entities, recognition of enacted change in tax laws or rates, and other minor changes. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2020. The Company adopted the new guidance on January 1, 2021. The Company evaluated each of the amendments, and the adoption of the amendments did not have a material impact to the Company’s financial statements.

3.	REVENUE RECOGNITION

The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended
	March 31,
	2021	2020
Net Revenue:
Financial Advisory (a)	$317,522	$298,970

Asset Management:
Management Fees and Other (b)	$314,513	$281,007
Incentive Fees (c)	32,977	1,514
Total Asset Management	$347,490	$282,521
(a)

Financial Advisory is comprised of a wide array of financial advisory services regarding M&A advisory, restructuring, capital advisory, shareholder advisory, sovereign advisory, capital raising and other strategic advisory work for clients. The benefits of these advisory services are generally transferred to the Company’s clients over time, and consideration for these advisory services typically includes transaction completion, transaction announcement and retainer fees. Retainer fees are generally fixed and recognized over the period in which the advisory services are performed. However, transaction announcement and transaction completion fees are variable and subject to constraints, and they are typically not recognized until there is an announcement date or a completion date, respectively, due to the uncertainty associated with those events. Therefore, in any given period, advisory fees recognized for certain transactions will relate to services performed in prior periods. The advisory fees that may be unrecognized as of the end of a reporting period, primarily comprised of fees associated with transaction announcements and transaction completions, generally remain unrecognized due to the uncertainty associated with those events.

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

The Company’s receivables represent fee receivables, amounts due from customers and other receivables, and amounts due from Lazard Ltd subsidiaries. The fee receivables are generally due within 60 days from the date of invoice, except as related to certain Restructuring services and certain Capital Raising activities, specifically Private Capital Advisory services, which have fee receivables due upon specified contractual payment terms. For customer loans within customers and other receivables, the Company has elected to apply the practical expedient, in accordance with current expected credit losses (“CECL”) guidance, for financial assets with collateral maintenance provisions, which results in no expected credit losses given that these loans are maintained with collateral having a fair value in excess of the carrying amount of the loans as of March 31, 2021.

Receivables are stated net of an estimated allowance for doubtful accounts determined in accordance with the CECL model, for general credit risk of the overall portfolio and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute.

For fee receivables, the allowance for doubtful accounts is determined together for all Financial Advisory fees, except for Private Capital Advisory given the different nature of the business, client composition and risk characteristics. In addition, a separate allowance for doubtful accounts is determined for all Asset Management fees. The allowance is measured by the application of an average charge-off rate, determined annually based on historical bad debt charge-off experience, to the fee receivable balance of the respective services, adjusted for specific allowance recognized based on current conditions of individual clients. The current factors are considered on a quarterly basis and include the aging of the receivables, the client’s ability to make payments, and the Company’s relationship with the client. In addition, the Company also performs a qualitative assessment on a quarterly basis to monitor economic factors and other uncertainties that may require additional adjustment to the expected credit loss allowance.

With respect to fees receivable from Financial Advisory activities, such receivables are generally deemed past due when they are outstanding 60 days from the date of invoice, except for certain transactions that include specific contractual payment terms that may vary from approximately one month to four years following the invoice date (as is the case for certain Private Capital Advisory fees) or may be subject to court approval (as is the case with Restructuring activities that include bankruptcy proceedings). In such cases, receivables are deemed past due when payment is not received by the agreed-upon contractual date or the court approval date, respectively. Financial Advisory fee receivables past due, from the date of invoice or the specific contractual payment terms, in excess of 180 days are fully provided for unless there is evidence that the balance is collectible. Notwithstanding our policy for receivables past due, any receivables that we determine are impaired result in specific reserves against such exposures. Asset Management fees are fully provided for when such receivables are outstanding 12 months after the invoice date. In addition, the Company specifically reserves against exposures relating to Asset Management fees where we determine receivables are impaired prior to being outstanding for 12 months.

Activity in the allowance for doubtful accounts for the three month periods ended March 31, 2021 and 2020 was as follows:

	Three Months Ended
	March 31,
	2021	2020
Beginning Balance	$36,649	$27,130
Adjustment for adoption of new accounting guidance	-	7,571
Bad debt expense, net of reversals	370	(527)
Charge-offs, foreign currency translation and other adjustments	(2,022)	(2,890)
Ending Balance*	$34,997	$31,284

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

Of the Company’s fee receivables at March 31, 2021 and December 31, 2020, $90,826 and $90,521, respectively, represented financing receivables for our Private Capital Advisory fees. In addition, at both March 31, 2021 and December 31, 2020, the Company had interest-bearing receivables from Lazard Ltd subsidiaries of $86,800. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

At March 31, 2021 and December 31, 2020, customers and other receivables included $110,954 and $99,965, respectively, of customer loans, which are fully collateralized and closely monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of March 31, 2021 and December 31, 2020.

The aggregate carrying amount of all other receivables of $585,537 and $597,235 at March 31, 2021 and December 31, 2020, respectively, approximates fair value.

5.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Debt	$99,994	$99,987
Equities	48,184	37,365
Funds:
Alternative investments (a)	39,371	34,264
Debt (a)	140,053	123,554
Equity (a)	415,056	325,795
Private equity	39,693	37,567
	634,173	521,180
Investments, at fair value	$782,351	$658,532
Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$3,221	$1,176

(a)

Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $15,254, $107,207 and $351,548, respectively, at March 31, 2021 and $11,128, $90,758 and $277,725, respectively, at December 31, 2020, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 7 and 13).

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

During the three month periods ended March 31, 2021 and 2020, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to “equity securities and trading debt securities” still held as of the reporting date as follows:

	Three Months Ended
	March 31,
	2021	2020
Net unrealized investment gains (losses)	$1,054	$(44,432)

6.	FAIR VALUE MEASUREMENTS

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The fair value of derivatives entered into by the Company and classified as Level 2 is based on the values of the related underlying assets, indices or reference rates as follows: the fair value of forward foreign currency exchange rate contracts is a function of the spot rate and the interest rate differential of the two currencies from the trade date to settlement date; the fair value of total return swaps is based on the change in fair value of the related underlying equity security, financial instrument or index and a specified notional holding; the fair value of interest rate swaps is based on the interest rate yield curve; and the fair value of derivative liabilities related to LFI and other similar deferred compensation arrangements is based on the value of the underlying investments, adjusted for forfeitures. The fair value of derivatives entered into by the Company and classified as Level 3 is based on a Black-Scholes valuation model that utilizes both observable and unobservable inputs. Unobservable inputs include model adjustments for valuation uncertainity. See Note 7.

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

The following tables present, as of March 31, 2021 and December 31, 2020, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	March 31, 2021
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$99,994	$-	$-	$-	$99,994
Equities	46,543	-	1,641	-	48,184
Funds:
Alternative investments	17,119	-	-	22,252	39,371
Debt	140,048	-	-	5	140,053
Equity	415,008	-	-	48	415,056
Private equity	-	-	1,472	38,221	39,693
Derivatives	-	1,254	-	-	1,254
Total	$718,712	$1,254	$3,113	$60,526	$783,605
Liabilities:
Securities sold, not yet purchased	$3,221	$-	$-	$-	$3,221
Derivatives	-	383,924	11,500	-	395,424
Total	$3,221	$383,924	$11,500	$-	$398,645

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

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Issuances	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,671	$1	$-	$-	$(31)	$1,641
Private equity funds	1,486	-	-	-	(14)	1,472
Total Level 3 Assets	$3,157	$1	$-	$-	$(45)	$3,113

Liabilities:
Derivatives	$-	$-	$11,500	$-	$-	$11,500
Total Level 3 Liabilities	$-	$-	$11,500	$-	$-	$11,500

	Three Months Ended March 31, 2020
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,600	$(99)	$-	$-	$(76)	$1,425
Private equity funds	1,371	(24)	-	-	-	1,347
Total Level 3 Assets	$2,971	$(123)	$-	$-	$(76)	$2,772

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

(a)	Earnings recorded in “other revenue” for investments in Level 3 assets for the three month periods ended March 31, 2021 and 2020 include net unrealized gains (losses) of $1 and $(123), respectively.

There were no transfers into or out of Level 3 within the fair value hierarchy during the three month periods ended March 31, 2021 and 2020.

The following tables present, at March 31, 2021 and December 31, 2020, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	March 31, 2021
						Investments Redeemable
	Fair Value	Unfunded Commitments		% of Fair Value Not Redeemable		Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$21,635	$-		NA		(a)	30-60 days
Other	617	-		NA		(b)	<30-30 days
Debt funds	5	-		NA		(c)	<30 days
Equity funds	48	-		NA		(d)	<30-60 days
Private equity funds:
Equity growth	38,221	5,865	(e)	100%	(f)	NA	NA
Total	$60,526	$5,865

(a)	monthly (79%) and quarterly (21%)
(b)	daily (8%) and monthly (92%)
(c)	daily (100%)
(d)	monthly (39%) and annually (61%)
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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Investment Capital Funding Commitments—At March 31, 2021, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $5,370. The investment period for EGCP III ended on October 12, 2016, after which point the Company’s obligation to fund capital contributions for new investments in EGCP III expired. The Company remains obligated until October 12, 2023 (or any earlier liquidation of EGCP III) to make capital contributions necessary to fund follow-on investments and to pay for fund expenses.

7.	DERIVATIVES

The table below presents the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 13) on the accompanying condensed consolidated statements of financial condition as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Derivative Assets:
Forward foreign currency exchange rate contracts	$1,254	$536
	$1,254	$536
Derivative Liabilities:
Forward foreign currency exchange rate contracts	$340	$333
Total return swaps and other (a)	718	2,752
Warrants	11,500	-
LFI and other similar deferred compensation arrangements	382,866	311,400
	$395,424	$314,485

(a)

For total return swaps and for contracts with the same counterparty under legally enforceable master netting agreements, (i) as of March 31, 2021 amounts represent the netting of gross derivative assets and liabilities of $704 and $4,418, respectively, and receivables for net cash collateral under such contracts of $2,996, and (ii) as of December 31, 2020 amounts represent the netting of gross derivative assets and liabilities of $152 and $9,797, respectively, and receivables for net cash collateral under such contracts of $6,893. Such amounts are recorded “net” by counterparty in “other assets” and “other liabilities”.

Net gains (losses) with respect to derivative instruments (included in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2021 and 2020, were as follows:

	Three Months Ended
	March 31,
	2021	2020
Forward foreign currency exchange rate contracts	$6,818	$1,772
LFI and other similar deferred compensation arrangements	(7,487)	19,637
Total return swaps and other	(4,279)	18,845
Total	$(4,948)	$40,254

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)
(dollars in thousands, unless otherwise noted)

8.	PROPERTY

At March 31, 2021 and December 31, 2020, property consisted of the following:

	Estimated Depreciable	March 31,	December 31,
	Life in Years	2021	2020
Buildings	33	$148,518	$155,434
Leasehold improvements	3-20	219,262	219,871
Furniture and equipment	3-10	238,587	240,284
Construction in progress		41,477	42,824
Total		647,844	658,413
Less - Accumulated depreciation and amortization		397,910	401,505
Property		$249,934	$256,908

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at March 31, 2021 and December 31, 2020 are presented below:

	March 31,	December 31,
	2021	2020
Goodwill	$359,340	$361,682
Other intangible assets (net of accumulated amortization)	195	210
	$359,535	$361,892

At March 31, 2021 and December 31, 2020, goodwill of $294,799 and $297,141, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the three month periods ended March 31, 2021 and 2020 are as follows:

	Three Months Ended
	March 31,
	2021	2020
Balance, January 1	$361,682	$350,029
Foreign currency translation adjustments	(2,342)	(14,132)
Balance, March 31	$359,340	$335,897

All changes in the carrying amount of goodwill for the three month periods ended March 31, 2021 and 2020 are attributable to the Company’s Financial Advisory segment.

The gross cost and accumulated amortization of other intangible assets as of March 31, 2021 and December 31, 2020, by major intangible asset category, are as follows:

	March 31, 2021			December 31, 2020
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/incentive fees	$33,040	$33,040	$-	$33,040	$33,040	$-
Management fees, customer relationships and non-compete agreements	34,671	34,476	195	34,671	34,461	210
	$67,711	$67,516	$195	$67,711	$67,501	$210

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Amortization expense of intangible assets, included in “amortization of intangible assets related to acquisitions” in the condensed consolidated statements of operations, for the three month periods ended March 31, 2021 and 2020 was $15 and $428, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense
2021 (April 1 through December 31)	$45
2022	60
2023	60
2024	30
Total amortization expense	$195

10.	SENIOR DEBT

Senior debt is comprised of the following as of March 31, 2021 and December 31, 2020:

				Outstanding as of
	Initial		Annual	March 31, 2021			December 31, 2020
	Principal Amount	Maturity Date	Interest Rate(a)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2025 Senior Notes	$400,000	2/13/25	3.75%	$400,000	$1,830	$398,170	$400,000	$1,948	$398,052
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	300,000	2,308	297,692	300,000	2,405	297,595
Lazard Group 2028 Senior Notes	500,000	9/19/28	4.50%	500,000	6,355	493,645	500,000	6,568	493,432
Lazard Group 2029 Senior Notes	500,000	3/11/29	4.375%	500,000	6,145	493,855	500,000	6,338	493,662
Total				$1,700,000	$16,638	$1,683,362	$1,700,000	$17,259	$1,682,741

(a)

The effective interest rates of Lazard Group’s 3.75% senior notes due February 13, 2025 (the “2025 Notes”), Lazard Group’s 3.625% senior notes due March 1, 2027 (the “2027 Notes”), Lazard Group’s 4.50% senior notes due September 19, 2028 (the “2028 Notes”) and Lazard Group’s 4.375% senior notes due March 11, 2029 (the “2029 Notes”) are 3.87%, 3.76%, 4.67% and 4.53%, respectively.

The Company’s senior debt at March 31, 2021 and December 31, 2020 is carried at historical amounts of $1,683,362 and $1,682,741, respectively. At those dates, the fair value of such senior debt was approximately $1,885,000 and $1,954,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

On July 22, 2020, Lazard Group entered into an Amended and Restated Credit Agreement for a three-year, $200,000 senior revolving credit facility with a group of lenders, which expires in July 2023 (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement amended and restated Lazard Group’s amended and restated credit agreement, dated September 25, 2015, in its entirety. Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. The Amended and Restated Credit Agreement contains certain covenants, events of default and other customary provisions, including customary LIBOR-replacement mechanics. At March 31, 2021 and December 31, 2020, no amounts were outstanding under the Amended and Restated Credit Agreement.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

As of March 31, 2021, the Company had approximately $213,000 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement and unused lines of credit available to LFB of approximately $12,000.

The Amended and Restated Credit Agreement and the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of March 31, 2021, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

11.	COMMITMENTS AND CONTINGENCIES

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At March 31, 2021, LFB and LFNY had no such underwriting commitments.

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

Lazard Group Distributions—Distributions in respect of Lazard Group’s common membership interests are allocated to the holders of such interests in accordance with the provisions of the Operating Agreement. Such distributions primarily represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock (“common stock”), the only class of common stock of Lazard outstanding, and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries incur.

During the three month period ended March 31, 2021, Lazard Group distributed $13,934 to the subsidiaries of Lazard Ltd.

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.

Share Repurchase Program— Since 2019 and through the three month period ended March 31, 2021, the Board of Directors of Lazard authorized the repurchase of common stock, as set forth in the table below:

Date	Repurchase Authorization	Expiration
February 2019	$300,000	December 31, 2020
October 2019	$300,000	December 31, 2021

The Company expects that the share repurchase program will continue to be used to offset a portion of the shares that have been or will be issued under the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”) and the Lazard Ltd 2018 Incentive

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Compensation Plan, as amended (the “2018 Plan”). Pursuant to the share repurchase program, purchases have been made in the open market or through privately negotiated transactions. The rate at which the Company purchases shares in connection with the share repurchase program may vary from period to period due to a variety of factors. Purchases with respect to such program are set forth in the table below:

Three Months Ended March 31:	Number of Shares Purchased	Average Price Per Share
2020	2,912,035	$32.70
2021	2,899,541	$42.30

During the three month periods ended March 31, 2021 and 2020, certain of our executive officers received common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the three month periods ended March 31, 2021 and 2020, the Company purchased shares of common stock from certain of our executive officers. The aggregate value of all such purchases during the three month periods ended March 31, 2021 and 2020 was approximately $18,600 and $10,000, respectively. Such shares of common stock are reported at cost.

As of March 31, 2021, a total of $177,348 of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, which will expire on December 31, 2021.

In addition, on April 29, 2021, the Board of Directors of Lazard authorized the repurchase of up to $300,000 of additional shares of common stock, which authorization will expire on December 31, 2022, bringing the total available share repurchase authorization as of April 29, 2021 to approximately $439,000.

During the three month period ended March 31, 2021, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

Accumulated Other Comprehensive Income (Loss) (“AOCI”), Net of Tax—The tables below reflect the balances of each component of AOCI at March 31, 2021 and 2020 and activity during the three month periods then ended:

	Three Months Ended March 31, 2021
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2021	$(20,438)	$(173,006)	$(193,444)	$2	$(193,446)
Activity:
Other comprehensive income (loss) before reclassifications	(20,038)	1,065	(18,973)	(1)	(18,972)
Adjustments for items reclassified to earnings, net of tax	-	1,336	1,336		1,336
Net other comprehensive income (loss)	(20,038)	2,401	(17,637)	(1)	(17,636)
Balance, March 31, 2021	$(40,476)	$(170,605)	$(211,081)	$1	$(211,082)

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

	Three Months Ended March 31, 2020
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2020	$(74,369)	$(176,035)	$(250,404)	$-	$(250,404)
Activity:
Other comprehensive income (loss) before reclassifications	(46,966)	9,088	(37,878)	-	(37,878)
Adjustments for items reclassified to earnings, net of tax	-	1,895	1,895	-	1,895
Net other comprehensive income (loss)	(46,966)	10,983	(35,983)	-	(35,983)
Balance, March 31, 2020	$(121,335)	$(165,052)	$(286,387)	$-	$(286,387)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month periods ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Amortization relating to employee benefit plans (a)	$1,717	$2,233
Less - related income taxes	381	338
Total reclassifications, net of tax	$1,336	$1,895

(a)	Included in the computation of net periodic benefit cost (see Note 14). Such amounts are included in “operating expenses—other” on the condensed consolidated statements of operations.

Noncontrolling Interests—Noncontrolling interests principally represent (i) interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own, (ii) LGAC interests (see Note 1) and (iii) consolidated VIE interests held by employees (see Note 19).

The tables below summarize net income (loss) attributable to noncontrolling interests for the three month periods ended March 31, 2021 and 2020 and noncontrolling interests as of March 31, 2021 and December 31, 2020 in the Company’s condensed consolidated financial statements:

	Net Income (Loss) Attributable to Noncontrolling Interests
	Three Months Ended
	March 31,
	2021	2020
Edgewater	$1,456	$(1,403)
Consolidated VIEs	2,268	(4,288)
LGAC	(200)	-
Other	3	-
Total	$3,527	$(5,691)

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

	Noncontrolling Interests as of
	March 31,	December 31,
	2021	2020
Edgewater	$45,808	$45,352
Consolidated VIEs	50,560	40,517
LGAC	2,997	-
Other	18	16
Total	$99,383	$85,885

13.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2018 Plan, 2008 Plan and 2005 Equity Incentive Plan (the “2005 Plan”) and activity with respect thereto during the three month periods ended March 31, 2021 and 2020 is presented below.

Shares Available Under the 2018 Plan, 2008 Plan and 2005 Plan

The 2018 Plan became effective on April 24, 2018 and was amended on April 29, 2021 to increase the aggregate number of shares authorized for issuance under the 2018 plan. The 2018 Plan replaced the 2008 Plan, which was terminated on April 24, 2018. The 2018 Plan originally authorized issuance of up to 30,000,000 shares of common stock, plus any shares of common stock that were subject to outstanding awards under the 2008 Plan as of March 14, 2018 that are forfeited, canceled or settled in cash following April 24, 2018, which was the date that the 2018 Plan was approved by our shareholders. The amendment that our shareholders approved on April 29, 2021 increased the shares of common stock available pursuant to the 2018 Plan by 20,000,000 shares, which is in addition to any shares of common stock that remain available under the original authorization. Such shares may be issued pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), profits interest participation rights, including performance-based restricted participation units (“PRPUs”), and other share-based awards.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs, restricted stock, profits interest participation rights, including PRPUs, and other share-based awards) and “professional services” expense (with respect to DSUs) within the Company’s accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Share-based incentive awards:
RSUs	$34,805	$42,917
PRSUs	5,559	4,361
Restricted Stock	6,067	8,531
Profits interest participation rights	21,573	16,166
DSUs	93	93
Total	$68,097	$72,068

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

RSUs generally include a dividend participation right that provides that, during the applicable vesting period, each RSU is attributed additional RSUs equivalent to any dividends paid on common stock during such period. During the three month period ended March 31, 2021, dividend participation rights required the issuance of 138,585 RSUs.

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

Lazard Ltd’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of common stock on the date immediately preceding the date of the grant. During the three month period ended March 31, 2021, 4,457 DSUs had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following is a summary of activity relating to RSUs and DSUs during the three month period ended March 31, 2021:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	9,266,344	$42.96	478,800	$36.36
Granted (including 138,585 RSUs relating to dividend participation)	2,776,805	$43.13	4,457	$41.92
Forfeited	(63,425)	$41.05	-	-
Settled	(3,690,643)	$47.52	-	-
Balance, March 31, 2021	8,289,081	$41.00	483,257	$36.41

In connection with RSUs that settled during the three month period ended March 31, 2021, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,348,433 shares of common stock during such three month period. Accordingly, 2,342,210 shares of common stock held by the Company were delivered during the three month period ended March 31, 2021.

As of March 31, 2021, estimated unrecognized RSU compensation expense was $177,587, with such expense expected to be recognized over a weighted average period of approximately 1.0 years subsequent to March 31, 2021.

Restricted Stock

The following is a summary of activity related to shares of restricted common stock associated with compensation arrangements during the three month period ended March 31, 2021:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	1,144,959	$41.09
Granted (including 10,571 relating to dividend participation)	425,692	$43.23
Forfeited	(11,364)	$41.44
Settled	(428,298)	$43.34
Balance, March 31, 2021	1,130,989	$41.04

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

In connection with shares of restricted common stock that settled during the three month period ended March 31, 2021, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 162,533 shares of common stock during such three month period. Accordingly, 265,765 shares of common stock held by the Company were delivered during the three month period ended March 31, 2021.

Restricted stock awards granted in 2021 and 2020 generally include a dividend participation right that provides that during the applicable vesting period each restricted stock award is attributed additional shares of restricted common stock equivalent to any dividends paid on common stock during such period. During the three month period ended March 31, 2021, dividend participation rights required the issuance of 10,571 shares of restricted common stock. With respect to awards granted prior to 2020, the restricted stock awards include a cash dividend participation right equivalent to dividends paid on common stock during the period, which will vest concurrently with the underlying restricted stock award. At March 31, 2021, estimated unrecognized restricted stock expense was $28,420, with such expense to be recognized over a weighted average period of approximately 1.0 years subsequent to March 31, 2021.

PRSUs

PRSUs are RSUs that are subject to performance-based and service-based vesting conditions, and beginning with awards granted in February 2021, a market-based condition. The number of shares of common stock that a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance-based and, for awards granted in February 2021, market-based metrics that relate to Lazard Ltd’s performance over a three-year period. The target number of shares of common stock subject to each PRSU is one; however, based on the achievement of the performance criteria, the number of shares of common stock that may be received in connection with each PRSU generally can range from zero to two times the target number for awards granted prior to February 2021. For awards granted in February 2021, based on both the performance-based and market-based criteria, the number of shares of common stock can range from zero to 2.4 times the target number. PRSUs will vest on a single date approximately three years following the date of the grant, provided the applicable service and performance conditions are satisfied. PRSUs granted prior to February 2021 include dividend participation rights that provide that during vesting periods, the target number of PRSUs receive dividend equivalents at the same rate that dividends are paid on common stock during such periods. These dividend equivalents are credited as RSUs that are not subject to the performance-based vesting criteria but are otherwise subject to the same restrictions as the underlying PRSUs to which they relate. PRSUs granted in February 2021 include dividend participation rights that are subject to the same vesting restrictions (including performance criteria) as the underlying PRSUs to which they relate and are settled in cash at the same rate that dividends are paid on common stock.

The following is a summary of activity relating to PRSUs during the three month period ended March 31, 2021:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	546,959	$53.48
Granted	32,394	$46.63
Settled	(546,959)	$53.48
Balance, March 31, 2021	32,394	$46.63

In connection with certain PRSUs that settled during the three month period ended March 31, 2021, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 100,882 shares of common stock during such three month period. Accordingly, 446,077 shares of common stock held by the Company were delivered during the three month period ended March 31, 2021.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of March 31, 2021, the total estimated unrecognized compensation expense was $1,817, and the Company expects to amortize such expense over a weighted-average period of approximately 1.5 years subsequent to March 31, 2021.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Profits Interest Participation Rights

Profits interest participation rights are equity incentive awards that, subject to certain conditions, may be exchanged for shares of common stock pursuant to the 2018 Plan. The Company granted profits interest participation rights subject to service-based and performance-based vesting criteria and other conditions, and beginning in February 2021, incremental market-based vesting criteria, which we refer to as performance-based restricted participation units (“PRPUs”), to certain of our executive officers. The Company also granted profits interest participation rights subject to service-based vesting criteria and other conditions, but not the performance-based and incremental market-based vesting criteria associated with PRPUs, to a limited number of other senior employees. Profits interest participation rights generally provide for vesting approximately three years following the grant date, so long as applicable conditions have been satisfied.

Profits interest participation rights are a class of membership interests in the Company that are intended to qualify as “profits interests” for U.S. federal income tax purposes, and are recorded within members’ equity in the Company’s condensed consolidated statements of financial condition.  The profits interest participation rights generally allow the recipient to realize value only to the extent that both (i) the service-based vesting conditions and, if applicable, the performance-based and incremental market-based conditions, are satisfied, and (ii) an amount of economic appreciation in the assets of the Company occurs as necessary to satisfy certain partnership tax rules (referred to as the "Minimum Value Condition") before the fifth anniversary of the grant date, otherwise the profits interest participation rights will be forfeited.  Upon satisfaction of such conditions, profits interest participation rights that are in parity with the value of common stock will be exchanged on a one-for-one basis for shares of common stock. If forfeited based solely on failing to meet the Minimum Value Condition, the associated compensation expense would not be reversed. With regard to the profits interest participation rights granted in February 2019 and February 2020, the Minimum Value Condition was met during the year ended December 31, 2020 and during February 2021, respectively.

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

The number of shares of common stock that a recipient will receive upon the exchange of a PRPU award is calculated by reference to applicable performance-based and, beginning with PRPUs granted in 2021, incremental market-based conditions and only result in value to the recipient to the extent the conditions are satisfied. The target number of shares of common stock subject to each PRPU is one. Based on the achievement of performance criteria, as determined by the Compensation Committee, the number of shares of common stock that may be received in connection with the PRPU awards granted in February 2019 and February 2020 will range from zero to two times the target number. For the PRPU awards granted in February 2021, subject to both performance-based and incremental market-based criteria, the number of shares will range from zero to 2.4 times the target number. Unless applicable conditions are satisfied during the three year performance period, and the Minimum Value Condition is satisfied within five years following the grant date, all PRPUs will be forfeited, and the recipients will not be entitled to any such awards.

In addition, the performance metrics applicable to the PRPU awards granted in February 2019 and February 2020 will be evaluated on an annual basis at the end of each fiscal year during the performance period, and, if Lazard Ltd has achieved a threshold level of performance with respect to the fiscal year, 25% of the target number of PRPUs will no longer be at risk of forfeiture based on the achievement of performance criteria. Profits interest participation rights are allocated income, subject to vesting and settled in cash, in respect of dividends paid on common stock.

The following is a summary of activity relating to profits interest participation rights, including PRPUs, during the three month period ended March 31, 2021:

	Profits Interest Participation Rights	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	2,523,075	$40.43
Granted	1,159,864	$44.73
Balance, March 31, 2021 (a)	3,682,939	$41.78

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

(a)

Table includes 1,561,120 PRPUs, which represents the target number of PRPUs granted as of March 31, 2021, including 510,342 PRPUs granted during the three month period ended March 31, 2021. The weighted average grant date fair values for PRPUs and other profits interest participation rights outstanding as of January 1, 2021 were $40.61 and $40.30, respectively. The weighted average grant date fair values for PRPUs and other profits interest participation rights granted during the three month period ended March 31, 2021 were $46.63 and $43.23, respectively. The weighted average grant date fair values for PRPUs and other profits interest participation rights outstanding as of March 31, 2021 were $42.58 and $41.20, respectively.

Compensation expense recognized for profits interest participation rights, including PRPUs, is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value.  As of March 31, 2021, the total estimated unrecognized compensation expense was $68,529. The Company expects to amortize such expense over a weighted-average period of approximately 0.7 years subsequent to March 31, 2021.

LFI and Other Similar Deferred Compensation Arrangements

In connection with LFI and other similar deferred compensation arrangements, granted to eligible employees, which generally require future service as a condition for vesting, the Company recorded a prepaid compensation asset and a corresponding compensation liability on the grant date based upon the fair value of the award. The prepaid asset is amortized on a straight-line basis over the applicable vesting periods or requisite service periods (which are generally similar to the comparable periods for RSUs) and is charged to “compensation and benefits” expense within the Company’s condensed consolidated statement of operations. LFI and similar deferred compensation arrangements that do not require future service are expensed immediately. The related compensation liability is accounted for at fair value as a derivative liability, which contemplates the impact of estimated forfeitures, and is adjusted for changes in fair value primarily related to changes in value of the underlying investments.

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the three month period ended March 31, 2021:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2021	$101,631	$311,400
Granted	161,892	161,892
Settled	-	(95,904)
Forfeited	(346)	(2,928)
Amortization	(30,413)	-
Change in fair value related to:
Change in fair value of underlying investments	-	7,487
Adjustment for estimated forfeitures	-	2,192
Other	2	(1,273)
Balance, March 31, 2021	$232,766	$382,866

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.0 years subsequent to March 31, 2021.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Amortization, net of forfeitures	$30,023	$26,248
Change in the fair value of underlying investments	7,487	(19,637)
Total	$37,510	$6,611

14.	EMPLOYEE BENEFIT PLANS

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

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s pension plans for the three month periods ended March 31, 2021 and 2020:

	Pension Plans
	Three Months Ended March 31,
	2021	2020
Components of Net Periodic Benefit Cost (Credit):
Service cost	$226	$135
Interest cost	2,115	2,983
Expected return on plan assets	(6,534)	(6,628)
Amortization of:
Prior service cost	30	27
Net actuarial loss (gain)	1,687	2,206
Settlement loss	380	922
Net periodic benefit cost (credit)	$(2,096)	$(355)

15.	INCOME TAXES

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

The Company recorded income tax provisions of $26,777 and $15,995 for the three month periods ended March 31, 2021 and 2020, respectively, representing effective tax rates of 19.6% and 18.7%, respectively. The difference between the U.S. federal

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

statutory rate of 21.0% and the effective tax rates reflected above principally relates to (i) Lazard Group primarily operating as a limited liability company in the U.S., (ii) taxes payable to foreign jurisdictions, (iii) the tax impact of differences in the value of share based incentive compensation and other discrete items, (iv) change in the valuation allowance affecting the provision for income taxes, (v) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate, and (vi) impact of U.S. tax reform, including base erosion and anti-abuse tax.

16.	RELATED PARTIES

Receivables from and Payables to Lazard Ltd Subsidiaries

Lazard Group’s receivables from subsidiaries of Lazard Ltd at both March 31, 2021 and December 31, 2020 included interest-bearing loans of $86,800. Interest income relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $30 and $15 for the three month periods ended March 31, 2021 and 2020, respectively.

Lazard Group’s payables to subsidiaries of Lazard Ltd at March 31, 2021 and December 31, 2020 included interest-bearing loans of $45,033 and $50,000, respectively. Interest expense relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $18 and $54 for the three month periods ended March 31, 2021 and 2020, respectively. The partial settlement of the interest-bearing loans in the first quarter of 2021 of $4,967 reflects the transfer of 121,794 shares of common stock from Lazard Group to a subsidiary of Lazard Ltd. Such amount was reflected in members’ equity as of March 31, 2021 and was a non-cash transaction.

In the first quarter of 2020, a subsidiary of Lazard Ltd contributed an interest-bearing intercompany loan, including interest thereon, of $55,941 due from a Lazard Group subsidiary to Lazard Group.  Such amount was reflected in members’ equity as of March 31, 2020 and was a non-cash transaction.

Sponsored Funds

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Investment advisory fees relating to such services were $173,678 and $135,955 for the three month periods ended March 31, 2021 and 2020, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $78,046 and $72,076 remained as receivables at March 31, 2021 and December 31, 2020, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.

See Note 12 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.

17.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $5, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At March 31, 2021, LFNY’s regulatory net capital was $142,039, which exceeded the minimum requirement by $138,286. LFNY’s aggregate indebtedness to net capital ratio was 0.40:1 as of March 31, 2021.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At March 31, 2021, the aggregate regulatory net capital of the U.K. Subsidiaries was $185,727, which exceeded the minimum requirement by $161,659.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Marchés Financiers. At March 31, 2021, the consolidated regulatory net capital of CFLF was $141,077, which exceeded the minimum requirement set for regulatory capital levels by $72,867. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At December 31, 2020, the regulatory net capital of the combined European regulated group was $184,842, which exceeded the minimum requirement set for regulatory capital levels by $66,782. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At March 31, 2021, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $208,178, which exceeded the minimum required capital by $179,051.

At March 31, 2021, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the three month periods ended March 31, 2021 and 2020 is prepared using the following methodology:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended
		March 31,
		2021	2020
Financial Advisory	Net Revenue	$317,522	$298,970
	Operating Expenses	255,907	244,247
	Operating Income	$61,615	$54,723
Asset Management	Net Revenue	$347,490	$282,521
	Operating Expenses	232,103	204,769
	Operating Income	$115,387	$77,752
Corporate	Net Revenue	$(5,663)	$(43,911)
	Operating Expenses	34,946	2,834
	Operating Loss	$(40,609)	$(46,745)
Total	Net Revenue	$659,349	$537,580
	Operating Expenses	522,956	451,850
	Operating Income	$136,393	$85,730

	As Of
	March 31, 2021	December 31, 2020
Total Assets
Financial Advisory	$1,137,054	$1,157,844
Asset Management	893,605	958,588
Corporate	3,805,913	3,399,315
Total	$5,836,572	$5,515,747

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

19.	CONSOLIDATED VIEs

The Company’s consolidated VIEs as of March 31, 2021 and December 31, 2020 include certain funds that were established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement.  Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.  The Company’s consolidated VIE assets and liabilities as reflected in the condensed consolidated statements of financial condition consist of the following at March 31, 2021 and December 31, 2020. The Company’s consolidated VIE assets, except as it relates to $170,080 and $121,376 of LFI held by Lazard Group as of March 31, 2021 and December 31, 2020, respectively, can only be used to settle the obligations of the consolidated VIEs.

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$2,425	$3,558
Customers and other receivables	108	160
Investments	217,876	158,370
Other assets	767	400
Total Assets	$221,176	$162,488

LIABILITIES
Deposits and other customer payables	$67	$104
Other liabilities	469	491
Total Liabilities	$536	$595

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Group’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Form 10-K”). All references to “2021,” “2020,” “first quarter” or “the period” refer to, as the context requires, the three month periods ended March 31, 2021 and 2020.

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

Our principal sources of revenue are derived from activities in the following business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding M&A, restructurings, capital advisory, shareholder advisory, sovereign advisory, capital raising and other strategic advisory matters, and

•

Asset Management, which offers a broad range of global investment solutions and investment management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.

In addition, we record selected other activities in our Corporate segment, including management of cash, investments, deferred tax assets, outstanding indebtedness, certain contingent obligations, and assets and liabilities associated with (i) Lazard Group’s Paris-based subsidiary, Lazard Frères Banque SA (“LFB”) and (ii) a special purpose acquisition company sponsored by an affiliate of the Company, Lazard Growth Acquisition Corp. I (“LGAC”).

Our consolidated net revenue was derived from the following segments:

	Three Months Ended
	March 31,
	2021	2020
Financial Advisory	48%	56%
Asset Management	53	53
Corporate	(1)	(9)
Total	100%	100%

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

While the coronavirus (“COVID-19”) pandemic continues to have a negative impact on economic activity around the world, the rollout of COVID-19 vaccines is raising expectations in the developed economies that the health crisis can be mitigated. Governments and central banks have taken extraordinary measures to support local economies and capital markets, but the macroeconomic outlook remains uncertain while significant health risks persist.

Lazard’s offices around the world have continued to operate in the context of applicable local regulations and guidelines regarding business activity, and in the first quarter of 2021, the majority of our employees worked remotely.

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•

Financial Advisory—During this period of financial stress and uncertainty, we are focused on serving clients with our depth of expertise in capital structure, capital raising, debt negotiations and restructuring and exchange offers. Announced M&A transaction volumes are recovering in both the U.S. and Europe, particularly in France and the U.K., but we still expect there to be elevated uncertainty in the near term due to the ongoing health crisis. However, fiscal and monetary stimulus in developed countries and the rollout of vaccines globally have created heightened levels of optimism and CEO confidence. The global scale and breadth of our Financial Advisory business allows us to advise on a wide range of strategic and restructuring transactions across a variety of industries. In addition, we continue to invest in our Financial Advisory business by selectively hiring talented senior professionals and continuing to focus on our M&A, restructuring and other advisory services.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value of all completed transactions, including the subset of completed transactions involving values greater than $500 million, increased in the first quarter of 2021 as compared to 2020. With respect to announced M&A transactions, the value of all transactions, including the subset of announced transactions involving values greater than $500 million, increased in the first quarter of 2021 as compared to 2020.

	Three Months Ended
	March 31,
	2021	2020	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$1,001	$707	42%
Number	7,044	8,714	(19)%
Deals Greater than $500 million:
Value	$788	$519	52%
Number	277	268	3%
Announced M&A Transactions:
All deals:
Value	$1,441	$667	116%
Number	7,722	8,635	(11)%
Deals Greater than $500 million:
Value	$1,177	$486	142%
Number	450	225	100%

Source: Dealogic as of April 7, 2021.

Global restructuring activity during the first quarter of 2021, as measured by the number of corporate defaults, decreased as compared to the first quarter of 2020. The number of defaulting issuers was 13 in the first quarter of 2021 according to Moody’s Investors Service, Inc., as compared to 30 in the first quarter of 2020.

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

Asset Management

Equity market indices for major markets at March 31, 2021 generally increased as compared to such indices at December 31, 2020 and March 31, 2020. The percentage change in major equity market indices at March 31, 2021, as compared to such indices at December 31, 2020 and at March 31, 2020, is shown in the table below.

	Percentage Changes March 31, 2021 vs.
	December 31, 2020	March 31, 2020
MSCI World Index	5%	55%
Euro Stoxx	11%	44%
MSCI Emerging Market	2%	59%
S&P 500	6%	56%

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

Financial Statement Overview

Net Revenue

The majority of Lazard’s Financial Advisory net revenue historically has been earned from the successful completion of M&A transactions, restructuring, capital advisory services, shareholder advisory, sovereign advisory, capital raising and other strategic advisory matters. The main drivers of Financial Advisory net revenue are overall M&A activity, the level of corporate debt defaults and the environment for capital raising activities, particularly in the industries and geographic markets in which Lazard focuses. In some client engagements, often those involving financially distressed companies, revenue is earned in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment and are not necessarily linked to the completion of a transaction. In addition, Lazard also earns fees from providing strategic advice to clients, with such fees not being dependent on a specific transaction, and may also earn fees in connection with public and private securities offerings. Significant fluctuations in Financial Advisory net revenue can occur over the course of any given year, because a significant portion of such net revenue is earned upon the successful completion of a transaction, restructuring or capital raising activity, the timing of which is uncertain and is not subject to Lazard’s control.

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

Corporate segment total assets represented 65% of Lazard’s consolidated total assets as of March 31, 2021, which are attributable to cash and cash equivalents, restricted cash associated with LGAC, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, deferred tax assets and certain other assets associated with LFB and LGAC.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of previously granted deferred incentive compensation awards, including (a) share-based incentive compensation under the Lazard Ltd 2018 Incentive Compensation Plan, as amended (the “2018 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”) and (b) LFI and other similar deferred compensation arrangements (see Note 13 of Notes to Condensed Consolidated Financial Statements), (iii) a provision for discretionary or guaranteed cash bonuses and profit pools and (iv) when applicable, severance payments. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our actual and forecasted operating and financial performance, staffing levels, estimated forfeiture rates, competitive pay conditions and the nature of revenues earned, as well as the mix between current and deferred compensation.

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

We believe that “awarded compensation and benefits expense” and the ratio of “awarded compensation and benefits expense” to “operating revenue,” both non-GAAP measures, when presented in conjunction with accounting principles generally accepted in the United States of America (“U.S. GAAP”) measures, are appropriate measures to assess the annual cost of compensation and provide a meaningful and useful basis for comparison of compensation and benefits expense between present, historical and future years. “Awarded compensation and benefits expense” for a given year is calculated using “adjusted compensation and benefits expense,” also a non-GAAP measure, as modified by the following items:

•	we deduct amortization expense recorded for U.S. GAAP purposes in the fiscal year associated with deferred incentive compensation awards;
•	we add incentive compensation with respect to the fiscal year, which is comprised of:
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

Our operating expenses also include “amortization of intangible assets related to acquisitions”.

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

Noncontrolling Interests

Noncontrolling interests primarily consist of (i) amounts related to Edgewater’s management vehicles that the Company is deemed to control but not own, (ii) LGAC interests (see Note 1 of Notes to Condensed Consolidated Financial Statements) and (iii) consolidated VIE interests held by employees. See Notes 12 and 19 of Notes to Condensed Consolidated Financial Statements for information regarding the Company’s noncontrolling interests and consolidated VIEs.

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

	Three Months Ended
	March 31,
	2021	2020
	($ in thousands)
Net Revenue	$659,349	$537,580
Operating Expenses:
Compensation and benefits	399,309	318,283
Non-compensation	123,632	133,139
Amortization of intangible assets related to acquisitions	15	428
Total operating expenses	522,956	451,850
Operating Income	136,393	85,730
Provision for income taxes	26,777	15,995
Net Income	109,616	69,735
Less - Net Income (Loss) Attributable to Noncontrolling Interests	3,527	(5,691)
Net Income Attributable to Lazard Group	$106,089	$75,426
Operating Income, as a % of net revenue	20.7%	15.9%

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

	Three Months Ended
	March 31,
	2021	2020
	($ in thousands)
Operating Revenue:
Net revenue	$659,349	$537,580
Adjustments:
Interest expense (a)	18,274	18,703
Distribution fees, reimbursable deal costs, bad debt expense and other (b)	(16,705)	(16,388)
(Revenue) loss related to noncontrolling interests (c)	(6,361)	2,772
(Gains) losses on investments pertaining to LFI (d)	(7,487)	19,637
Operating revenue	$647,070	$562,304

(a)

Interest expense (excluding interest expense incurred by LFB) is added back in determining operating revenue because such expense relates to corporate financing activities and is not considered to be a cost directly related to the revenue of our business.

(b)

Represents certain distribution, introducer and management fees paid to third parties, reimbursable deal costs and bad debt expense relating to fees that are deemed uncollectible for which an equal amount is excluded for purposes of determining adjusted non-compensation expense.

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

	Three Months Ended
	March 31,
	2021	2020
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$399,309	$318,283
Adjustments:
Noncontrolling interests (a)	(1,958)	(1,706)
(Charges) credits pertaining to LFI (b)	(7,487)	19,637
Expenses associated with restructuring and closing of certain offices	(6,623)	-
Adjusted compensation and benefits expense	$383,241	$336,214
Adjusted compensation and benefits expense, as a % of operating revenue	59.2%	59.8%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)

Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

	Three Months Ended
	March 31,
	2021	2020
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$123,632	$133,139
Adjustments:
Expenses relating to office space reorganization (a)	(1,416)	(3,664)
Distribution fees, reimbursable deal costs, bad debt expense and other (b)	(16,705)	(16,388)
Noncontrolling interests (c)	(679)	(1,036)
Expenses associated with restructuring and closing of certain offices	(2,971)	-
Adjusted non-compensation expense	$101,861	$112,051
Adjusted non-compensation expense, as a % of operating revenue	15.7%	19.9%

(a)	Represents incremental rent expense, building depreciation and legal fees related to office space reorganization.
(b)

Represents certain distribution, introducer and management fees paid to third parties, reimbursable deal costs and bad debt expense relating to fees that are deemed uncollectible for which an equal amount is included for purposes of determining operating revenue.

(c)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.

	Three Months Ended
	March 31,
	2021	2020
	($ in thousands)
Earnings From Operations:
Operating revenue	$647,070	$562,304
Deduct:
Adjusted compensation and benefits expense	(383,241)	(336,214)
Adjusted non-compensation expense	(101,861)	(112,051)
Earnings from operations	$161,968	$114,039
Earnings from operations, as a % of operating revenue	25.0%	20.3%

Headcount information is set forth below:

	As of
	March 31, 2021	December 31, 2020	March 31, 2020
Headcount:
Managing Directors:
Financial Advisory	181	168	167
Asset Management	110	105	107
Corporate	23	21	21
Total Managing Directors	314	294	295
Other Business Segment Professionals and Support Staff:
Financial Advisory	1,334	1,370	1,347
Asset Management	1,012	1,012	965
Corporate	412	412	418
Total	3,072	3,088	3,025

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

Three Months Ended March 31, 2021 versus March 31, 2020

The Company reported net income attributable to Lazard Group of $106 million, as compared to net income attributable to Lazard Group of $75 million in the 2020 period.

Net revenue increased $122 million, or 23%, with operating revenue increasing $85 million, or 15%, as compared to the 2020 period. Fee revenue from investment banking and other advisory activities increased $19 million, or 6%, as compared to the 2020 period. Asset management fees, including incentive fees, increased $58 million, or 21%, as compared to the 2020 period. In the aggregate, interest income, other revenue and interest expense increased $45 million, as compared to the 2020 period.

Compensation and benefits expense increased $81 million, or 25%, as compared to the 2020 period, primarily associated with increased operating revenue.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $383 million, an increase of $47 million, or 14%, as compared to $336 million in the 2020 period. The ratio of adjusted compensation and benefits expense to operating revenue was 59.2% for the 2021 period, as compared to 59.8% for the 2020 period.

Non-compensation expense decreased $10 million, or 7%, as compared to the 2020 period, primarily due to decreased marketing and business development expenses due to lower travel expenses. Adjusted non-compensation expense decreased $10 million, or 9%, as compared to the 2020 period. The ratio of adjusted non-compensation expense to operating revenue was 15.7% for the 2021 period, as compared to 19.9% for the 2020 period.

Amortization of intangible assets related to acquisitions remained substantially the same as compared the 2020 period.

Operating income increased $51 million, or 59%, as compared to the 2020 period.

Earnings from operations increased $48 million, or 42%, as compared to the 2020 period, and, as a percentage of operating revenue, was 25.0%, as compared to 20.3% in the 2020 period.

The provision for income taxes reflects an effective tax rate of 19.6%, as compared to 18.7% for the 2020 period. The increase in the effective tax rate principally relates to an increase in discrete charges and changes in the geographic mix of earnings.

Net income (loss) attributable to noncontrolling interests reflects income of $4 million in the 2021 period as compared to a loss of $6 million in the 2020 period.

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

Financial Advisory

The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended
	March 31,
	2021	2020
	($ in thousands)
Net Revenue	$317,522	$298,970
Operating Expenses	255,907	244,247
Operating Income	$61,615	$54,723
Operating Income, as a % of net revenue	19.4%	18.3%

Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended
	March 31,
	2021	2020
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	75	56
Percentage of total Financial Advisory net revenue from top 10 clients	32%	40%
Number of M&A transactions completed with values greater than $500 million (a)	20	22

(a)	Source: Dealogic as of April 7, 2021.

The geographical distribution of Financial Advisory net revenue is set forth below in percentage terms and is based on the Lazard offices that generate Financial Advisory net revenue, which are located in the Americas (U.S. and Latin America), EMEA (primarily in the U.K., France, Germany, Italy and Spain) and the Asia Pacific region and therefore may not be reflective of the geography in which the clients are located.

	Three Months Ended
	March 31,
	2021	2020
Americas	56%	59%
EMEA	42	39
Asia Pacific	2	2
Total	100%	100%

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

Three Months Ended March 31, 2021 versus March 31, 2020

Financial Advisory net revenue increased $19 million, or 6%, as compared to the 2020 period. The increase in Financial Advisory net revenue was primarily a result of an increase in the number of fees between $1 million and $5 million as compared to the 2020 period.

Operating expenses increased $12 million, or 5%, as compared to the 2020 period, primarily due to increases in compensation and benefits expense associated with increased operating revenue, partially offset by a decrease in marketing and business development expenses.

Financial Advisory operating income was $62 million as compared to operating income of $55 million in the 2020 period and, as a percentage of net revenue, was 19.4%, as compared to 18.3% in the 2020 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	March 31, 2021	December 31, 2020
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$32,700	$33,254
Global	58,560	56,246
Local	51,246	48,672
Multi-Regional	72,953	71,560
Total Equity	215,459	209,732
Fixed Income:
Emerging Markets	12,708	13,651
Global	14,177	11,962
Local	5,556	5,600
Multi-Regional	11,808	12,571
Total Fixed Income	44,249	43,784
Alternative Investments	3,141	2,748
Private Equity	1,324	1,420
Cash Management	679	958
Total AUM	$264,852	$258,642

Total AUM at March 31, 2021 was $265 billion, an increase of $6 billion, or 2%, as compared to total AUM of $259 billion at December 31, 2020 due to market appreciation, partially offset by foreign exchange depreciation and net outflows. Average AUM for the first quarter of  2021 increased 18% as compared to the first quarter of 2020 and increased 6% as compared to the fourth quarter of 2020.

As of both March 31, 2021 and December 31, 2020, approximately 87% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors. As of both March 31, 2021 and December 31, 2020, approximately 13% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals.

As of March 31, 2021, AUM with foreign currency exposure represented approximately 68% of our total AUM, as compared to 69% at December 31, 2020. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$209,732	$7,561	$(11,327)	$(3,766)	$12,779	$(3,286)	$215,459
Fixed Income	43,784	3,794	(1,946)	1,848	(133)	(1,250)	44,249
Other	5,126	700	(461)	239	(166)	(55)	5,144
Total	$258,642	$12,055	$(13,734)	$(1,679)	$12,480	$(4,591)	$264,852

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

	Three Months Ended March 31, 2020
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

As of April 23, 2021, AUM was $274.1 billion, a $9.2 billion increase since March 31, 2021. The increase in AUM was due to market appreciation of $6.7 billion and foreign exchange appreciation of $2.7 billion, partially offset by net outflows of $0.2 billion.

Average AUM for the three month periods ended March 31, 2021 and 2020 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended
	March 31,
	2021	2020
	($ in millions)
Average AUM by Asset Class:
Equity	$211,999	$180,375
Fixed Income	44,335	36,896
Alternative Investments	2,918	2,047
Private Equity	1,347	1,400
Cash Management	864	816
Total Average AUM	$261,463	$221,534

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended
	March 31,
	2021	2020
	($ in thousands)
Net Revenue	$347,490	$282,521
Operating Expenses	232,103	204,769
Operating Income	$115,387	$77,752
Operating Income, as a % of net revenue	33.2%	27.5%

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended
	March 31,
	2021	2020
Americas	46%	51%
EMEA	44	36
Asia Pacific	10	13
Total	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended March 31, 2021 versus March 31, 2020

Asset Management net revenue increased $65 million, or 23%, as compared to the 2020 period. Management fees and other revenue was $315 million, an increase of $34 million, or 12%, as compared to $281 million in the 2020 period, primarily due to an increase in average AUM. Incentive fees were $33 million, an increase of $31 million as compared to $2 million in the 2020 period.

Operating expenses increased $27 million, or 13%, as compared to the 2020 period primarily due to increases in compensation and benefits expense associated with increased operating revenue.

Asset Management operating income was $115 million, an increase of $37 million, or 47%, as compared to operating income of $78 million in the 2020 period and as a percentage of net revenue, was 33.2%, as compared to 27.5% in the 2020 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended
	March 31,
	2021	2020
	($ in thousands)
Interest Income	$494	$1,839
Interest Expense	(18,763)	(18,970)
Net Interest (Expense)	(18,269)	(17,131)
Other Revenue (Expense)	12,606	(26,780)
Net Revenue (Expense)	(5,663)	(43,911)
Operating Expenses	34,946	2,834
Operating Income (Loss)	$(40,609)	$(46,745)

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended March 31, 2021 versus March 31, 2020

Net interest expense increased $1 million, or 7%, as compared to the 2020 period.

Other revenue increased $39 million as compared to the 2020 period primarily due to higher income in the 2021 period attributable to investments held in connection with LFI.

Operating expenses increased $32 million as compared to the 2020 period, primarily due to an increase in compensation and benefits expense, including an increase in charges pertaining to LFI.

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

Summary of Cash Flows:

	Three Months Ended
	March 31,
	2021	2020
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$110	$70
Adjustments to reconcile net income to net cash provided by operating activities (a)	139	128
Other operating activities (b)	(369)	(374)
Net cash used in operating activities	(120)	(176)
Investing activities	(7)	(12)
Financing activities (c)	304	(236)
Effect of exchange rate changes	(79)	(61)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	98	(485)
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	2,499	2,388
End of Period	$2,597	$1,903

(a)	Consists of the following:

	Three Months Ended
	March 31,
	2021	2020
	($ in millions)
Depreciation and amortization of property	$9	$9
Noncash lease expense	17	15
Amortization of deferred expenses and share-based incentive compensation	100	101
Deferred tax provision	13	3
Total	$139	$128

(b)	Includes net changes in operating assets and liabilities.
(c)

Consists primarily of purchases of shares of common stock, tax withholdings related to the settlement of vested RSUs, vested restricted stock awards and vested PRSUs, changes in customer deposits, distributions to members and noncontrolling interest holders and activity relating to borrowings and in 2021, contributions from redeemable noncontrolling interests and payments of underwriting fees and other offering costs associated with the LGAC IPO.

(d)	Cash and cash equivalents and restricted cash consists of cash and cash equivalents, deposits with banks and short-term investments and restricted cash.

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

Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”. In the first quarter of 2021, as reflected on the condensed consolidated statements of financial condition, both “deposits with banks and short-term investments” and “deposits and other customer payables” were relatively flat as compared to December 31, 2020, and reflect the level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG.

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

We regularly monitor our liquidity position, including cash levels, investments in U.S. Treasury securities, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, distributions to members, purchases of shares of common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At March 31, 2021, Lazard had approximately $967 million of cash, with such amount including approximately $528 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings. We expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.

As of March 31, 2021, Lazard had approximately $213 million in unused lines of credit available to it, including a $200 million, three-year, senior revolving credit facility with a group of lenders that expires in July 2023 (the “Amended and Restated Credit Agreement”) and unused lines of credit available to LFB of approximately $12 million.

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00, provided that the Consolidated Leverage Ratio may be greater than 3.25 to 1.00 for two (consecutive or nonconsecutive) quarters so long as it is not greater than 3.50 to 1.00 on the last day of any such quarter, or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended March 31, 2021, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.69 to 1.00 and its Consolidated Interest Coverage Ratio being 13.53 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of March 31, 2021.

In addition, the Amended and Restated Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions and also contains customary LIBOR-replacement mechanics. At March 31, 2021, the Company was in compliance with all of these provisions.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities should be sufficient for us to fund our current obligations for the next 12 months.

Financing Activities

The table below sets forth our corporate indebtedness as of March 31, 2021 and December 31, 2020. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		March 31, 2021			December 31, 2020
Senior Debt	Maturity Date	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2025 Senior Notes	2025	$400.0	$1.8	$398.2	$400.0	$2.0	$398.0
Lazard Group 2027 Senior Notes	2027	300.0	2.3	297.7	300.0	2.4	297.6
Lazard Group 2028 Senior Notes	2028	500.0	6.4	493.6	500.0	6.6	493.4
Lazard Group 2029 Senior Notes	2029	500.0	6.1	493.9	500.0	6.3	493.7
		$1,700.0	$16.6	$1,683.4	$1,700.0	$17.3	$1,682.7

The indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants (none of which relate to financial condition), events of default and other customary provisions. At March 31, 2021, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Members’ Equity

At March 31, 2021, total members’ equity was $652 million, as compared to $711 million at December 31, 2020, including $553 million and $625 million attributable to Lazard Group on the respective dates. The net activity in members’ equity during the three month period ended March 31, 2021 is reflected in the table below (in millions of dollars):

Members’ Equity - January 1, 2021	$711
Increase (decrease) due to:
Net income	110
Other comprehensive loss	(18)
Amortization of share-based incentive compensation	68
Purchase of common stock	(123)
Settlement of share-based incentive compensation (a)	(65)
Distributions to members and noncontrolling interests	(15)
Contributions from members	14
Change in redemption value of redeemable noncontrolling interests	(41)
Other - net	11
Members’ Equity - March 31, 2021	$652

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

Three Months Ended March 31:	Number of Shares Purchased	Average Price Per Share
2020	2,912,035	$32.70
2021	2,899,541	$42.30

As of March 31, 2021, a total of $177 million of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, which will expire on December 31, 2021.

In addition, on April 29, 2021, the Board of Directors of Lazard authorized the repurchase of up to $300 million of additional shares of common stock, which authorization will expire on December 31, 2022, bringing the total available share repurchase authorization as of April 29, 2021 to approximately $439 million.

During the three month period ended March 31, 2021, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of March 31, 2021:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior debt (including interest)	$2,168,292	$70,250	$140,500	$524,792	$1,432,750
Operating leases (exclusive of $10,101 of committed sublease income)	705,938	67,621	140,427	123,116	374,774
Investment capital funding commitments (a)	5,865	5,865	-	-	-
Total (b)	$2,880,095	$143,736	$280,927	$647,908	$1,807,524

(a)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $10,022 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders. See Note 6 of Notes to Condensed Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.

(b)

The table above excludes contingent obligations, as well as any possible payments for uncertain tax positions, given the inability to make a reasonably reliable estimate of the timing of the amounts of any such payments. See also Notes 11, 13, 14 and 15 of Notes to Condensed Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes, respectively.

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

With respect to fees receivable from Financial Advisory activities, such receivables are generally deemed past due when they are outstanding 60 days from the date of invoice, except for certain transactions that include specific contractual payment terms which may vary from approximately one month to four years following the invoice date (as is the case for certain Private Capital Advisory fees) or may be subject to court approval (as is the case with restructuring activities that include bankruptcy proceedings). In such cases, receivables are deemed past due when payment is not received by the agreed-upon contractual date or the court approval date, respectively. Financial Advisory fee receivables past due, from the date of the invoice or specific contractual payment terms, in excess of 180 days are fully provided for unless there is evidence that the balance is collectible. Notwithstanding our policy for receivables past due, any receivables that we determine are impaired result in specific reserves against such exposures. Asset Management fees are fully provided for when such receivables are outstanding 12 months after the invoice date. In addition, the Company specifically reserves against exposures relating to Asset Management fees where we determine receivables are impaired prior to being outstanding for 12 months.

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

Data relating to investments is set forth below:

	March 31, 2021	December 31, 2020
	($ in thousands)
Seed investments by asset class:
Equities (a)	$109,005	$82,699
Fixed income	11,016	10,977
Alternative investments	23,201	22,113
Total seed investments	143,222	115,789
Other investments owned:
Private equity (b)	21,412	20,675
Fixed income and other (c)	125,427	125,565
Total other investments owned	146,839	146,240
Subtotal	290,061	262,029
Add:
Private equity consolidated, not owned (d)	18,281	16,892
LFI (e)	474,009	379,611
Total investments	$782,351	$658,532

(a)	At March 31, 2021 and December 31, 2020, seed investments in directly owned equity securities were invested as follows:

	March 31, 2021	December 31, 2020
Percentage invested in:
Financials	14%	16%
Consumer	37	38
Industrial	13	12
Technology	25	21
Other	11	13
Total	100%	100%

(b)

Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $18 million and $17 million as of March 31, 2021 and December 31, 2020, respectively.

(c)	At both March 31, 2021 and December 31, 2020, includes investments in U.S. Treasury securities of $100 million, with original maturities of greater than three months and less than one year.

(d)

Represents private equity investments that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “members’ equity” on the condensed consolidated statements of financial condition.

(e)

Composed of investments held in connection with LFI and other similar deferred compensation arrangements. The market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to awards expected to vest. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives.  LFI investments held in entities in which the Company maintained a controlling interest were $215 million in ten entities as of March 31, 2021, as compared to $155 million in nine entities as of December 31, 2020.

At March 31, 2021 and December 31, 2020, total investments with a fair value of $782 million and $659 million, respectively, included $61 million and $53 million, respectively, or 8% and 8%, respectively, of investments that were classified using NAV or its equivalent as a practical expedient. See Notes 5 and 6 of Notes to Condensed Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of March 31, 2021 and December 31, 2020, the Company held seed investments of approximately $143 million and $116 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $80 million in nine entities as of March 31, 2021, as compared to $59 million in seven entities as of December 31, 2020.

As of March 31, 2021 and December 31, 2020, the Company did not consolidate or deconsolidate any seed investment entities or LFI investment entities with the exception of the consolidation of certain LFI funds (see Note 19 of Notes to the Condensed Consolidated Financial Statements). As such, 100% of the recorded balance of seed investments and substantially all of LFI investments as of March 31, 2021 and December 31, 2020 represented the Company’s economic interest in the seed and LFI investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed and LFI investment entities.

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

Equity Market Price Risk—At March 31, 2021 and December 31, 2020, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $126 million and $95 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $1.5 million and $0.2 million in the carrying value of such investments as of March 31, 2021 and December 31, 2020, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At March 31, 2021 and December 31, 2020, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $145 million and $139 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $0.8 million and $1.0 million in the carrying value of such investments as of March 31, 2021 and December 31, 2020, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At March 31, 2021 and December 31, 2020, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $72 million and $48 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a decrease of approximately $1.5 million and $0.4 million in the carrying value of such investments as of March 31, 2021 and December 31, 2020, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At both March 31, 2021 and December 31, 2020, the Company’s exposure to changes in fair value of such investments was approximately $21 million. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $2.1 million in the carrying value of such investments as of both March 31, 2021 and December 31, 2020.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At March 31, 2021, total receivables amounted to $874 million, net of an allowance for doubtful accounts of $35 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries, and customers and other receivables comprised 64%, 15% and 21% of total receivables, respectively. At December 31, 2020, total receivables amounted to $875 million, net of an allowance for doubtful accounts of $37 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries, and customers and other receivables comprised 71%, 15% and 14% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit (primarily for clients of LFG). At March 31, 2021 and December 31, 2020, customers and other receivables included $111 million and $100 million, respectively, of LFB loans, with such loans being fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $1 million at both March 31, 2021 and December 31, 2020, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements and the derivative liability for warrants issued in connection with the LGAC IPO, amounted to $1 million and $3 million at such respective dates.

The Company records the warrants exercisable for LGAC Class A ordinary shares that were issued in connection with the LGAC IPO, which amounted to $12 million at March 31, 2021, as derivative liabilities at fair value with remeasurement gains and losses recorded in earnings.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $383 million and $311 million at March 31, 2021 and December 31, 2020, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of March 31, 2021, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $10 million in the event interest rates were to increase by 1% and decrease by approximately $10 million if rates were to decrease by 1%.

As of March 31, 2021, the Company’s cash and cash equivalents totaled approximately $967 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and (iii) in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

10.3*	Lazard Ltd’s 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.21 to Lazard Ltd’s Registration Statement (File No. 333-121407) on Form S-1/A filed on May 2, 2005).

10.4*	Lazard Ltd’s 2008 Incentive Compensation Plan (incorporated by reference to Annex B to Lazard Ltd’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.5*	Lazard Ltd 2018 Incentive Compensation Plan (incorporated by reference to Annex B to Lazard Ltd’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 15, 2018).

10.6*

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

10.09*

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

10.11*	Agreement relating to Retention and Noncompetition and Other Covenants, dated as of February 25, 2021, by and among the Registrant, Lazard Ltd and Peter Orszag.

10.12*

Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.13*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to Lazard Ltd’s Quarterly Report (File No.001-32492) on Form 10-Q filed on May 11, 2006).

10.14

Amended and Restated Credit Agreement, dated as of July 22, 2020, among the Registrant, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on August 4, 2020).

10.15*

Form of Agreement for Performance-Based Profits Interest Participation Right Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report (File No 333-126751) on Form 10-Q filed on April 30, 2019).

10.16*

First Amendment to the Lazard Ltd 2018 Incentive Compensation Plan (incorporated by reference to Annex B to Lazard Ltd’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 16, 2021).

10.17*	Form of Agreement evidencing grant of Performance-Based Restricted Participation Units under the 2018 Incentive Compensation Plan.

10.18*	Form of Agreement evidencing grant of Lazard Fund Interests to Named Executive Officers under the 2018 Incentive Compensation Plan.

10.19*	Form of Agreement for Profits Interest Participation Right Units under the 2018 Compensation Plan.

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Evan L. Russo.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Evan L. Russo.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2021

LAZARD GROUP LLC

By:	/s/ Evan L. Russo
Name:	Evan L. Russo
Title:	Chief Financial Officer

By:	/s/ Dominick Ragone
Name:	Dominick Ragone
Title:	Chief Accounting Officer