Form 10-Q
period 2021-09-30
Lazard Group LLC
filed 2021-11-01
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 22, 2021, in addition to profit participation interests, there were two managing member interests.

TABLE OF CONTENTS

When we use the terms “Lazard Group”,”Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company, that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock (“common stock”), the only class of common stock of Lazard outstanding, are publicly traded on the New York Stock Exchange under the symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd’s primary operating asset is its indirect ownership as of September 30, 2021 of all of the common membership interests in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries that are co-managing members of Lazard Group.

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Page

Condensed Consolidated Statements of Financial Condition as of September 30, 2021 and December 31, 2020	2

Condensed Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2021 and 2020	4

Condensed Consolidated Statements of Comprehensive Income for the three month and nine month periods ended September 30, 2021 and 2020	5

Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2021 and 2020	6

Condensed Consolidated Statements of Changes in Members’ Equity and Redeemable Noncontrolling Interests for the three month and nine month periods ended September 30, 2021 and 2020	7

Notes to Condensed Consolidated Financial Statements	11

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(UNAUDITED)

(dollars in thousands)

	September 30,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$1,171,622	$1,319,712
Deposits with banks and short-term investments	1,360,957	1,134,463
Restricted cash	615,297	44,488
Receivables (net of allowance for doubtful accounts of $37,292 and $36,649 at September 30, 2021 and December 31, 2020, respectively):
Fees	547,087	621,880
Customers and other	153,049	121,261
Lazard Ltd subsidiaries	93,125	131,380
	793,261	874,521
Investments	914,975	658,532
Property (net of accumulated amortization and depreciation of $362,090 and $401,505 at September 30, 2021 and December 31, 2020, respectively)	247,159	256,908
Operating lease right-of-use assets	468,333	513,616
Goodwill and other intangible assets (net of accumulated amortization of $67,546 and $67,501 at September 30, 2021 and December 31, 2020, respectively)	357,665	361,892
Deferred tax assets	36,303	48,166
Other assets	370,595	303,449
Total Assets	$6,336,167	$5,515,747

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(UNAUDITED)

(dollars in thousands)

	September 30,	December 31,
	2021	2020
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$1,450,764	$1,201,150
Accrued compensation and benefits	709,980	732,692
Operating lease liabilities	554,676	606,600
Senior debt	1,684,606	1,682,741
Payable to Lazard Ltd subsidiaries	8,893	59,584
Deferred tax liabilities	1,323	1,041
Other liabilities	561,167	521,070
Total Liabilities	4,971,409	4,804,878
Commitments and contingencies
Redeemable noncontrolling interests	575,000	-
MEMBERS’ EQUITY
Members' equity (net of 9,398,754 and 6,911,911 shares of Lazard Ltd Class A common stock, at a cost of $388,610 and $254,406 at September 30, 2021 and December 31, 2020, respectively)	926,486	818,430
Accumulated other comprehensive loss, net of tax	(232,941)	(193,446)
Total Lazard Group LLC Members' Equity	693,545	624,984
Noncontrolling interests	96,213	85,885
Total Members’ Equity	789,758	710,869
Total Liabilities, Redeemable Noncontrolling Interests and Members’ Equity	$6,336,167	$5,515,747

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
REVENUE
Investment banking and other advisory fees	$384,639	$305,004	$1,176,557	$906,560
Asset management fees	323,747	265,562	997,162	780,071
Interest income	1,289	1,055	3,982	4,688
Other	28,104	26,456	113,464	56,460
Total revenue	737,779	598,077	2,291,165	1,747,779
Interest expense	20,334	20,296	60,189	60,343
Net revenue	717,445	577,781	2,230,976	1,687,436
OPERATING EXPENSES
Compensation and benefits	417,020	351,840	1,328,930	1,018,791
Occupancy and equipment	30,864	31,266	95,152	93,719
Marketing and business development	9,912	7,561	25,888	34,211
Technology and information services	37,511	33,407	106,861	97,305
Professional services	16,320	14,340	49,728	44,184
Fund administration and outsourced services	34,137	26,195	94,718	76,638
Amortization of intangible assets related to acquisitions	15	443	45	1,308
Other	13,462	4,674	33,960	27,530
Total operating expenses	559,241	469,726	1,735,282	1,393,686
OPERATING INCOME	158,204	108,055	495,694	293,750
Provision for income taxes	22,827	17,983	78,876	40,886
NET INCOME	135,377	90,072	416,818	252,864
LESS - NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	8,304	1,423	13,568	(4,650)
NET INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$127,073	$88,649	$403,250	$257,514

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
NET INCOME	$135,377	$90,072	$416,818	$252,864
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments:
Currency translation adjustments before reclassification	(25,226)	33,763	(40,268)	8,148
Adjustment for items reclassified to earnings	51	-	(7,532)	-
Employee benefit plans:
Actuarial gain (loss) (net of tax (benefit) expense of $1,107 and $(1,666) for the three months ended September 30, 2021 and 2020, respectively, and $1,496 and $(9) for the nine months ended September 30, 2021 and 2020, respectively)	4,442	(6,534)	4,030	3,045
Adjustment for items reclassified to earnings (net of tax expense of $422 and $412 for the three months ended September 30, 2021 and 2020, respectively, and $1,286 and $1,088 for the nine months ended September 30, 2021 and 2020, respectively)	1,481	1,345	4,275	4,855
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(19,252)	28,574	(39,495)	16,048
COMPREHENSIVE INCOME	116,125	118,646	377,323	268,912
LESS - COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	8,305	1,424	13,568	(4,650)
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$107,820	$117,222	$363,755	$273,562

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$416,818	$252,864
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	28,089	25,483
Noncash lease expense	52,390	46,856
Currency translation adjustment reclassification	(7,532)	-
Amortization of deferred expenses and share-based incentive compensation	324,661	281,580
Amortization of intangible assets related to acquisitions	45	1,308
Deferred tax provision (benefit)	9,213	(7,213)
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	64,708	75,997
Investments	(360,959)	(1,035)
Other assets	(34,479)	(159,031)
Accrued compensation and benefits and other liabilities	(67,216)	(253,026)
Net cash provided by operating activities	425,738	263,783
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(25,290)	(34,161)
Disposals of property	699	151
Net cash used in investing activities	(24,591)	(34,010)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from noncontrolling interests	413	66
LGAC IPO	575,000	-
Contributions from members	14,000	-
Customer deposits	295,837	-
Other financing activities	-	25
Payments for:
Customer deposits	-	(37,850)
Distributions to noncontrolling interests	(7,711)	(1,921)
Payments of LGAC IPO underwriting fees and other offering costs	(9,352)	-
Purchase of Class A common stock	(286,193)	(95,227)
Distributions to members	(127,234)	(120,300)
Settlement of share-based incentive compensation	(67,524)	(71,509)
Other financing activities	(21,389)	(5,316)
Net cash provided by (used in) financing activities	365,847	(332,032)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(117,781)	52,530
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	649,213	(49,729)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— January 1	2,498,663	2,388,101
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— September 30	$3,147,876	$2,338,372

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:
	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$1,171,622	$1,319,712
Deposits with banks and short-term investments	1,360,957	1,134,463
Restricted cash	615,297	44,488
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$3,147,876	$2,498,663

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2020

(UNAUDITED)

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total
	Members'	Income (Loss),	Members'	Noncontrolling	Members'
	Equity	Net of Tax	Equity	Interests	Equity
Balance - July 1, 2020 (*)	$538,424	$(262,929)	$275,495	$79,971	$355,466
Comprehensive income:
Net income	88,649		88,649	1,423	90,072
Other comprehensive income - net of tax		28,573	28,573	1	28,574
Amortization of share-based incentive compensation	39,671		39,671		39,671
Distributions to members and noncontrolling interests, net	-		-	(36)	(36)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $1	(456)		(456)		(456)
Consolidated VIEs			-	933	933
Other	(1,731)		(1,731)		(1,731)
Balance - September 30, 2020 (*)	$664,557	$(234,356)	$430,201	$82,292	$512,493

(*)	At both July 1, 2020 and September 30, 2020, in addition to profit participation interests, there were two managing member interests.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2020

(UNAUDITED)

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total
	Members'	Income (Loss),	Members'	Noncontrolling	Members'
	Equity	Net of Tax	Equity	Interests	Equity
Balance - January 1, 2020 (*)	$469,324	$(250,404)	$218,920	$68,406	$287,326
Adjustment for cumulative effect on prior years from the adoption of new accounting guidance	(7,571)		(7,571)		(7,571)
Balance, as adjusted January 1, 2020	461,753	(250,404)	211,349	68,406	279,755
Comprehensive income (loss):
Net income (loss)	257,514		257,514	(4,650)	252,864
Other comprehensive income - net of tax		16,048	16,048	-	16,048
Amortization of share-based incentive compensation	180,376		180,376		180,376
Distributions to members and noncontrolling interests, net	(120,300)		(120,300)	(1,855)	(122,155)
Purchase of Class A common stock	(95,227)		(95,227)		(95,227)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $10	(71,499)		(71,499)		(71,499)
Contributions from members	55,941		55,941		55,941
Consolidated VIEs				20,391	20,391
Other	(4,001)		(4,001)		(4,001)
Balance - September 30, 2020 (*)	$664,557	$(234,356)	$430,201	$82,292	$512,493

See notes to condensed consolidated financial statements.

(*)	At both January 1, 2020 and September 30, 2020, in addition to profit participation interests, there were two managing member interests.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2021

(UNAUDITED)

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total	Redeemable
	Members'	Income (Loss),	Members'	Noncontrolling	Members'	Noncontrolling
	Equity	Net of Tax	Equity	Interests	Equity	Interests
Balance - July 1, 2021 (*)	$841,825	$(213,688)	$628,137	$100,774	$728,911	$575,000
Comprehensive income (loss):
Net income	127,073		127,073	8,304	135,377
Other comprehensive income (loss) - net of tax		(19,253)	(19,253)	1	(19,252)
Amortization of share-based incentive compensation	51,892		51,892		51,892
Distributions to members and noncontrolling interests, net	(54,800)		(54,800)	(4,897)	(59,697)
Purchase of Class A common stock	(52,448)		(52,448)		(52,448)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $12	(1,944)		(1,944)		(1,944)
Transfer of Class A common stock to Lazard Ltd Subsidiaries	291		291		291
Consolidated VIEs			-	8,653	8,653
Change in redemption value of redeemable noncontrolling interests	16,622		16,622	(16,622)	-	-
Other	(2,025)		(2,025)		(2,025)
Balance - September 30, 2021 (*)	$926,486	$(232,941)	$693,545	$96,213	$789,758	$575,000

(*)	At both July 1, 2021 and September 30, 2021, in addition to profit participation interests, there were two managing member interests.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2021

(UNAUDITED)

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total	Redeemable
	Members'	Income (Loss),	Members'	Noncontrolling	Members'	Noncontrolling
	Equity	Net of Tax	Equity	Interests	Equity	Interests
Balance - January 1, 2021 (*)	$818,430	$(193,446)	$624,984	$85,885	$710,869	$-
Comprehensive income (loss):
Net income	403,250		403,250	13,568	416,818
Other comprehensive loss - net of tax		(39,495)	(39,495)	-	(39,495)
Amortization of share-based incentive compensation	195,779		195,779		195,779
Distributions to members and noncontrolling interests, net	(127,234)		(127,234)	(7,298)	(134,532)
Purchase of Class A common stock	(286,193)		(286,193)		(286,193)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $48	(67,572)		(67,572)		(67,572)
Contributions from members	14,000		14,000		14,000
Transfer of Class A common stock to Lazard Ltd Subsidiaries	10,536		10,536		10,536
Consolidated VIEs				16,164	16,164
Contribution from redeemable noncontrolling interests, net	-				-	534,746
Change in redemption value of redeemable noncontrolling interests	(28,148)		(28,148)	(12,106)	(40,254)	40,254
Other	(6,362)		(6,362)		(6,362)
Balance - September 30, 2021 (*)	$926,486	$(232,941)	$693,545	$96,213	$789,758	$575,000

(*)	At both January 1, 2021 and September 30, 2021, in addition to profit participation interests, there were two managing member interests.

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of September 30, 2021 and December 31, 2020. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

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

In addition, we record selected other activities in our Corporate segment, including management of cash, investments, deferred tax assets, outstanding indebtedness, certain contingent obligations and assets and liabilities associated with (i) Lazard Group’s Paris-based subsidiary, Lazard Frères Banque SA (“LFB”), and (ii) a special purpose acquisition company sponsored by an affiliate of the Company, Lazard Growth Acquisition Corp. I (“LGAC”).

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

The consolidated results of operations for the three month and nine month periods ended September 30, 2021 are not indicative of the results to be expected for any future interim or annual period.

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

The Company’s policy is to consolidate entities in which it has a controlling financial interest. The Company consolidates:

•	Voting interest entities (“VOEs”) where the Company holds a majority of the voting interest in such VOEs and
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

“Redeemable noncontrolling interests” of $575,000 associated with the publicly held LGAC Class A ordinary shares are recorded on the Company’s condensed consolidated statements of financial condition as of September 30, 2021 at redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Changes in redemption value are recognized immediately as they occur and will adjust the carrying value of redeemable noncontrolling interests to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable noncontrolling interests shall be affected by charges to additional paid-in-capital and noncontrolling interests attributable to certain members of LGACo 1 LLC based on pro rata ownership.

The warrants exercisable for LGAC Class A ordinary shares that were issued in connection with the LGAC IPO (the “LGAC Warrants”) meet the definition of a liability under FASB ASC Topic 815 and are classified as derivative liabilities remeasured at fair value at each balance sheet date until exercised, with changes in fair value reported to earnings. See Note 7.

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

The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Revenue:
Financial Advisory (a)	$384,793	$305,478	$1,185,233	$908,878

Asset Management:
Management Fees and Other (b)	$331,252	$273,964	$976,734	$809,071
Incentive Fees (c)	7,495	3,279	74,758	5,542
Total Asset Management	$338,747	$277,243	$1,051,492	$814,613

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

The Company’s receivables represent fee receivables, amounts due from customers and other receivables and amounts due from Lazard Ltd subsidiaries. The fee receivables are generally due within 60 days from the date of invoice, except as related to certain Restructuring services and certain Capital Raising activities, specifically Private Capital Advisory services, which have fee receivables due upon specified contractual payment terms. For customer loans within customers and other receivables, the Company has elected to apply the practical expedient, in accordance with current expected credit losses (“CECL”) guidance, for financial assets with collateral maintenance provisions, which results in no expected credit losses given that these loans are maintained with collateral having a fair value in excess of the carrying amount of the loans as of September 30, 2021.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Activity in the allowance for doubtful accounts for the three month and nine month periods ended September 30, 2021 and 2020 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Beginning Balance	$36,244	$40,951	$36,649	$27,130
Adjustment for adoption of new accounting guidance	-	-	-	7,571
Bad debt expense, net of reversals	1,728	(3,811)	4,273	5,103
Charge-offs, foreign currency translation and other adjustments	(680)	1,100	(3,630)	(1,564)
Ending Balance *	$37,292	$38,240	$37,292	$38,240

*The allowance for doubtful accounts balances are substantially all related to M&A and Restructuring fee receivables that include recoverable expense receivables.

Bad debt expense, net of reversals represents the current period provision of expected credit losses and is included in “operating expenses—other” on the condensed consolidated statements of operations.

Of the Company’s fee receivables at September 30, 2021 and December 31, 2020, $106,139 and $90,521, respectively, represented financing receivables for our Private Capital Advisory fees. In addition, at September 30, 2021 and December 31, 2020, the Company had interest-bearing receivables from Lazard Ltd subsidiaries of $40,000 and $86,800, respectively. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

At September 30, 2021 and December 31, 2020, customers and other receivables included $121,853 and $99,965, respectively, of customer loans, which are fully collateralized and closely monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of September 30, 2021 and December 31, 2020.

The aggregate carrying amount of all other receivables of $525,269 and $597,235 at September 30, 2021 and December 31, 2020, respectively, approximates fair value.

5.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Debt	$249,984	$99,987
Equities	44,323	37,365
Funds:
Alternative investments (a)	41,471	34,264
Debt (a)	124,368	123,554
Equity (a)	409,471	325,795
Private equity	45,358	37,567
	620,668	521,180
Investments, at fair value	$914,975	$658,532
Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$4,588	$1,176

(a)

Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $17,182, $92,194 and $345,155, respectively, at September 30, 2021 and $11,128, $90,758 and $277,725, respectively, at December 31, 2020, held

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 7 and 13).

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

During the three month and nine month periods ended September 30, 2021 and 2020, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to “equity securities and trading debt securities” still held as of the reporting date as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net unrealized investment gains (losses)	$(13,736)	$17,834	$5,955	$16,896

6.	FAIR VALUE MEASUREMENTS

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

The following tables present, as of September 30, 2021 and December 31, 2020, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	September 30, 2021
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$249,984	$-	$-	$-	$249,984
Equities	43,541	-	782	-	44,323
Funds:
Alternative investments	18,982	-	-	22,489	41,471
Debt	124,363	-	-	5	124,368
Equity	409,423	-	-	48	409,471
Private equity	-	-	7,198	38,160	45,358
Derivatives	-	1,523	-	-	1,523
Total	$846,293	$1,523	$7,980	$60,702	$916,498
Liabilities:
Securities sold, not yet purchased	$4,588	$-	$-	$-	$4,588
Derivatives	9,430	361,304	-	-	370,734
Total	$14,018	$361,304	$-	$-	$375,322

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

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month and nine month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Issuances	Sales/ Dispositions/ Settlements/ Transfers	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,646	$(836)	$-	$-	$(28)	$782
Private equity funds	2,628	4,593	-	(16)	(7)	7,198
Total Level 3 assets	$4,274	$3,757	$-	$(16)	$(35)	$7,980

	Nine Months Ended September 30, 2021
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Issuances	Sales/ Dispositions/ Settlements/ Transfers (b)	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,671	$(835)	$-	$-	$(54)	$782
Private equity funds	1,486	5,745	-	(16)	(17)	7,198
Total Level 3 assets	$3,157	$4,910	$-	$(16)	$(71)	$7,980

Liabilities:
Derivatives	$-	$-	$11,500	$(11,500)	$-	$-
Total Level 3 liabilities	$-	$-	$11,500	$(11,500)	$-	$-

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

(a)

Earnings recorded in “other revenue” for investments in Level 3 assets for the three month and nine month periods ended September 30, 2021 and 2020 include net unrealized gains (losses) of $3,757, $4,910, $153 and $(149), respectively.

(b)

Transfers out of Level 3 derivatives during the nine month period ended September 30, 2021 reflected transfers of derivative liabilities for LGAC Warrants to Level 1 principally due to a change in the inputs used to value these derivatives.

There were no other transfers into or out of Level 3 within the fair value hierarchy during the three month and nine month periods ended September 30, 2021 and 2020.

The following tables present, at September 30, 2021 and December 31, 2020, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	September 30, 2021
						Investments Redeemable
	Fair Value	Unfunded Commitments		% of Fair Value Not Redeemable		Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$21,864	$-		NA		(a)	30-60 days
Other	625	-		NA		(b)	<30-30 days
Debt funds	5	-		NA		(c)	<30 days
Equity funds	48	-		NA		(d)	<30-60 days
Private equity funds:
Equity growth	38,160	5,597	(e)	100%	(f)	NA	NA
Total	$60,702	$5,597

(a)	monthly (77%) and quarterly (23%)
(b)	daily (8%) and monthly (92%)
(c)	daily (100%)
(d)	monthly (36%) and annually (64%)

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

(e)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $9,128 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

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

Investment Capital Funding Commitments—At September 30, 2021, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $5,158. The investment period for EGCP III ended on October 12, 2016, after which point the Company’s obligation to fund capital contributions for new investments in EGCP III expired. The Company remains obligated until October 12, 2023 (or any earlier liquidation of EGCP III) to make capital contributions necessary to fund follow-on investments and to pay for fund expenses.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

7.	DERIVATIVES

The table below presents the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 13) on the accompanying condensed consolidated statements of financial condition as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Derivative Assets:
Forward foreign currency exchange rate contracts	$1,521	$536
Total return swaps and other (a)	2	-
	$1,523	$536
Derivative Liabilities:
Forward foreign currency exchange rate contracts	$1,025	$333
Total return swaps and other (a)	1,529	2,752
LGAC Warrants	9,430	-
LFI and other similar deferred compensation arrangements	358,750	311,400
	$370,734	$314,485

(a)

For total return swaps and for contracts with the same counterparty under legally enforceable master netting agreements, (i) as of September 30, 2021 amounts represent the netting of gross derivative assets and liabilities of $818 and $8,557, respectively, and receivables for net cash collateral under such contracts of $6,212, and (ii) as of December 31, 2020 amounts represent the netting of gross derivative assets and liabilities of $152 and $9,797, respectively, and receivables for net cash collateral under such contracts of $6,893. Such amounts are recorded “net” by counterparty in “other assets” and “other liabilities”.

Net gains (losses) with respect to derivative instruments (included in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2021 and 2020, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Forward foreign currency exchange rate contracts	$2,603	$(3,039)	$7,702	$(4,816)
LFI and other similar deferred compensation arrangements	1,368	(11,261)	(22,610)	(15,427)
LGAC Warrants	3,795	-	2,070	-
Total return swaps and other	1,492	(5,202)	(9,482)	1,835
Total	$9,258	$(19,502)	$(22,320)	$(18,408)

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

8.	PROPERTY

At September 30, 2021 and December 31, 2020, property consisted of the following:

	Estimated Depreciable	September 30,	December 31,
	Life in Years	2021	2020
Buildings	33	$146,668	$155,434
Leasehold improvements	3-20	205,174	219,871
Furniture and equipment	3-10	210,073	240,284
Construction in progress		47,334	42,824
Total		609,249	658,413
Less - Accumulated depreciation and amortization		362,090	401,505
Property		$247,159	$256,908

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at September 30, 2021 and December 31, 2020 are presented below:

	September 30,	December 31,
	2021	2020
Goodwill	$357,500	$361,682
Other intangible assets (net of accumulated amortization)	165	210
	$357,665	$361,892

At September 30, 2021 and December 31, 2020, goodwill of $292,959 and $297,141, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the nine month periods ended September 30, 2021 and 2020 are as follows:

	Nine Months Ended
	September 30,
	2021	2020
Balance, January 1	$361,682	$350,029
Foreign currency translation adjustments	(4,182)	2,063
Balance, September 30	$357,500	$352,092

All changes in the carrying amount of goodwill for the nine month periods ended September 30, 2021 and 2020 are attributable to the Company’s Financial Advisory segment.

The gross cost and accumulated amortization of other intangible assets as of September 30, 2021 and December 31, 2020, by major intangible asset category, are as follows:

	September 30, 2021			December 31, 2020
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Success/incentive fees	$33,040	$33,040	$-	$33,040	$33,040	$-
Management fees, customer relationships and non-compete agreements	34,671	34,506	165	34,671	34,461	210
	$67,711	$67,546	$165	$67,711	$67,501	$210

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Amortization expense of intangible assets, included in “amortization of intangible assets related to acquisitions” in the condensed consolidated statements of operations, for the three month and nine month periods ended September 30, 2021 was $15 and $45, respectively, and for the three month and nine month periods ended September 30, 2020 was $443 and $1,308, respectively. Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense
2021 (October 1 through December 31)	$15
2022	60
2023	60
2024	30
Total amortization expense	$165

10.	SENIOR DEBT

Senior debt is comprised of the following as of September 30, 2021 and December 31, 2020:

				Outstanding as of
	Initial		Annual	September 30, 2021			December 31, 2020
	Principal Amount	Maturity Date	Interest Rate(a)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2025 Senior Notes	$400,000	2/13/25	3.75%	$400,000	$1,593	$398,407	$400,000	$1,948	$398,052
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	300,000	2,113	297,887	300,000	2,405	297,595
Lazard Group 2028 Senior Notes	500,000	9/19/28	4.50%	500,000	5,929	494,071	500,000	6,568	493,432
Lazard Group 2029 Senior Notes	500,000	3/11/29	4.375%	500,000	5,759	494,241	500,000	6,338	493,662
Total				$1,700,000	$15,394	$1,684,606	$1,700,000	$17,259	$1,682,741

(a)

The effective interest rates of Lazard Group’s 3.75% senior notes due February 13, 2025 (the “2025 Notes”), Lazard Group’s 3.625% senior notes due March 1, 2027 (the “2027 Notes”), Lazard Group’s 4.50% senior notes due September 19, 2028 (the “2028 Notes”) and Lazard Group’s 4.375% senior notes due March 11, 2029 (the “2029 Notes”) are 3.87%, 3.76%, 4.67% and 4.53%, respectively.

The Company’s senior debt at September 30, 2021 and December 31, 2020 is carried at their principal balances outstanding, net of unamortized debt costs. At those dates, the fair value of such senior debt was approximately $1,905,600 and $1,954,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

On July 22, 2020, Lazard Group entered into an Amended and Restated Credit Agreement for a three-year, $200,000 senior revolving credit facility with a group of lenders, which expires in July 2023 (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement amended and restated Lazard Group’s amended and restated credit agreement, dated September 25, 2015, in its entirety. Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. The Amended and Restated Credit Agreement contains certain covenants, events of default and other customary provisions, including customary LIBOR-replacement mechanics. At September 30, 2021 and December 31, 2020, no amounts were outstanding under the Amended and Restated Credit Agreement.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

As of September 30, 2021, the Company had approximately $212,700 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement and unused lines of credit available to LFB of approximately $12,000.

The Amended and Restated Credit Agreement and the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of September 30, 2021, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

11.	COMMITMENTS AND CONTINGENCIES

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At September 30, 2021, LFB and LFNY had no such underwriting commitments.

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

During the nine month periods ended September 30, 2021 and 2020, Lazard Group distributed $127,234 and $120,300, respectively, to the subsidiaries of Lazard Ltd.

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.

Share Repurchase Program— Since 2019 and through the nine month period ended September 30, 2021, the Board of Directors of Lazard authorized the repurchase of common stock as set forth in the table below:

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

Nine Months Ended September 30:	Number of Shares Purchased	Average Price Per Share
2020	2,912,035	$32.70
2021	6,469,429	$44.24

During the nine month periods ended September 30, 2021 and 2020, certain of our executive officers received common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the nine month periods ended September 30, 2021 and 2020, the Company purchased shares of common stock from certain of our executive officers. The aggregate value of all such purchases during the nine month periods ended September 30, 2021 and 2020 was approximately $18,600 and $10,000, respectively. Such shares of common stock are reported at cost.

As of September 30, 2021, a total of $313,807 of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, $13,807 of which will expire on December 31, 2021 and $300,000 of which will expire on December 31, 2022.

During the nine month period ended September 30, 2021, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

Accumulated Other Comprehensive Income (Loss) (“AOCI”), Net of Tax—The tables below reflect the balances of each component of AOCI at September 30, 2021 and 2020 and activity during the three month and nine month periods then ended:

	Three Months Ended September 30, 2021
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, July 1, 2021	$(43,063)	$(170,624)	$(213,687)	$1	$(213,688)
Activity:
Other comprehensive income (loss) before reclassifications	(25,226)	4,442	(20,784)	1	(20,785)
Adjustments for items reclassified to earnings, net of tax	51	1,481	1,532	-	1,532
Net other comprehensive income (loss)	(25,175)	5,923	(19,252)	1	(19,253)
Balance, September 30, 2021	$(68,238)	$(164,701)	$(232,939)	$2	$(232,941)

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

	Nine Months Ended September 30, 2021
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2021	$(20,438)	$(173,006)	$(193,444)	$2	$(193,446)
Activity:
Other comprehensive income (loss) before reclassifications	(40,268)	4,030	(36,238)	-	(36,238)
Adjustments for items reclassified to earnings, net of tax	(7,532)	4,275	(3,257)	-	(3,257)
Net other comprehensive income (loss)	(47,800)	8,305	(39,495)	-	(39,495)
Balance, September 30, 2021	$(68,238)	$(164,701)	$(232,939)	$2	$(232,941)

	Three Months Ended September 30, 2020
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, July 1, 2020	$(99,984)	$(162,946)	$(262,930)	$(1)	$(262,929)
Activity:
Other comprehensive income (loss) before reclassifications	33,763	(6,534)	27,229	1	27,228
Adjustments for items reclassified to earnings, net of tax	-	1,345	1,345	-	1,345
Net other comprehensive income (loss)	33,763	(5,189)	28,574	1	28,573
Balance, September 30, 2020	$(66,221)	$(168,135)	$(234,356)	$-	$(234,356)

	Nine Months Ended September 30, 2020
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2020	$(74,369)	$(176,035)	$(250,404)	$-	$(250,404)
Activity:
Other comprehensive income before reclassifications	8,148	3,045	11,193	-	11,193
Adjustments for items reclassified to earnings, net of tax	-	4,855	4,855	-	4,855
Net other comprehensive income	8,148	7,900	16,048	-	16,048
Balance, September 30, 2020	$(66,221)	$(168,135)	$(234,356)	$-	$(234,356)

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The table below reflects adjustments for items reclassified from AOCI, by component, for the three month and nine month periods ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Currency translation (gains) losses (a)	$51	$-	$(7,532)	$-
Employee benefit plans:
Amortization relating to employee benefit plans (b)	1,903	1,757	5,561	5,943
Less - related income taxes	422	412	1,286	1,088
	1,481	1,345	4,275	4,855
Total reclassifications, net of tax	$1,532	$1,345	$(3,257)	$4,855

(a)

Represents currency translation (gains) losses reclassified to earnings from AOCI associated with restructuring and closing of certain of our offices. Such amounts are included in “revenue—other” on the condensed consolidated statements of operations.

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

The tables below summarize net income (loss) attributable to noncontrolling interests for the three month and nine month periods ended September 30, 2021 and 2020 and noncontrolling interests as of September 30, 2021 and December 31, 2020 in the Company’s condensed consolidated financial statements:

	Net Income (Loss) Attributable to Noncontrolling Interests
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Edgewater	$5,019	$168	$8,349	$(4,179)
Consolidated VIEs	471	1,253	5,159	(474)
LGAC	2,813	-	55	-
Other	1	2	5	3
Total	$8,304	$1,423	$13,568	$(4,650)

	Noncontrolling Interests as of
	September 30,	December 31,
	2021	2020
Edgewater	$46,404	$45,352
Consolidated VIEs	61,840	40,517
LGAC	(12,051)	-
Other	20	16
Total	$96,213	$85,885

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

13.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2018 Plan, 2008 Plan and 2005 Equity Incentive Plan (the “2005 Plan”) and activity with respect thereto during the three month and nine month periods ended September 30, 2021 and 2020 is presented below.

Shares Available Under the 2018 Plan, 2008 Plan and 2005 Plan

The 2018 Plan became effective on April 24, 2018 and was amended on April 29, 2021 to increase the aggregate number of shares authorized for issuance under the 2018 Plan by 20,000,000 shares. The 2018 Plan replaced the 2008 Plan, which was terminated on April 24, 2018. The 2018 Plan originally authorized issuance of up to 30,000,000 shares of common stock, plus any shares of common stock that were subject to outstanding awards under the 2008 Plan as of March 14, 2018 that are forfeited, canceled or settled in cash following April 24, 2018, which was the date that the 2018 Plan was approved by our shareholders. Such shares may be issued pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), profits interest participation rights, including performance-based restricted participation units (“PRPUs”), and other share-based awards.

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

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs, restricted stock, profits interest participation rights, including PRPUs, and other share-based awards) and “professional services” expense (with respect to DSUs) within the Company’s accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Share-based incentive awards:
RSUs	$30,780	$29,295	$101,687	$112,435
PRSUs	157	636	5,871	5,627
Restricted Stock	2,826	5,423	14,592	22,969
Profits interest participation rights	17,980	4,121	71,662	37,172
DSUs	74	97	983	1,086
Total	$51,817	$39,572	$194,795	$179,289

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

RSUs generally include a dividend participation right that provides that, during the applicable vesting period, each RSU is attributed additional RSUs equivalent to any dividends paid on common stock during such period. During the nine month period ended September 30, 2021, dividend participation rights required the issuance of 303,739 RSUs.

Non-executive members of the Board of Directors of Lazard Group, who are the same Non-Executive Directors of Lazard Ltd (“Non-Executive Directors”), receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 30,764 DSUs being granted during the nine month period ended September 30, 2021. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of common stock at the time of cessation of service to the Board of Directors. DSUs include a cash dividend participation right equivalent to dividends paid on common stock.

Lazard Ltd’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of common stock on the date immediately preceding the date of the grant. During the nine month period ended September 30, 2021, 11,384 DSUs had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs during the nine month period ended September 30, 2021:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	9,266,344	$42.96	478,800	$36.36
Granted (including 303,739 RSUs relating to dividend participation)	3,101,679	$43.19	42,148	$46.66
Forfeited	(199,599)	$41.45	-	-
Settled	(4,090,277)	$47.00	(185,657)	$35.89
Balance, September 30, 2021	8,078,147	$41.04	335,291	$37.92

In connection with RSUs that settled during the nine month period ended September 30, 2021, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,370,613 shares of common stock during such nine month period. Accordingly, 2,719,664 shares of common stock held by the Company were delivered during the nine month period ended September 30, 2021.

As of September 30, 2021, estimated unrecognized RSU compensation expense was $112,306, with such expense expected to be recognized over a weighted average period of approximately 0.9 years subsequent to September 30, 2021.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Restricted Stock

The following is a summary of activity related to shares of restricted common stock associated with compensation arrangements during the nine month period ended September 30, 2021:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	1,144,959	$41.09
Granted (including 27,311 relating to dividend participation)	445,263	$43.30
Forfeited	(103,850)	$40.81
Settled	(587,994)	$42.95
Balance, September 30, 2021	898,378	$41.00

In connection with shares of restricted common stock that settled during the nine month period ended September 30, 2021, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 198,040 shares of common stock during such nine month period. Accordingly, 389,954 shares of common stock held by the Company were delivered during the nine month period ended September 30, 2021.

Restricted stock awards granted in 2021 generally include a dividend participation right that provides that during the applicable vesting period each restricted stock award is attributed additional shares of restricted common stock equivalent to any dividends paid on common stock during such period. During the nine month period ended September 30, 2021, dividend participation rights required the issuance of 27,311 shares of restricted common stock.

At September 30, 2021, estimated unrecognized restricted stock expense was $16,538, with such expense to be recognized over a weighted average period of approximately 0.9 years subsequent to September 30, 2021.

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

The following is a summary of activity relating to PRSUs during the nine month period ended September 30, 2021:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	546,959	$53.48
Granted	32,394	$46.63
Settled	(546,959)	$53.48
Balance, September 30, 2021	32,394	$46.63

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

In connection with certain PRSUs that settled during the nine month period ended September 30, 2021, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 100,882 shares of common stock during such nine month period. Accordingly, 446,077 shares of common stock held by the Company were delivered during the nine month period ended September 30, 2021.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of September 30, 2021, the total estimated unrecognized compensation expense was $1,505, and the Company expects to amortize such expense over a weighted-average period of approximately 1.3 years subsequent to September 30, 2021.

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

The following is a summary of activity relating to profits interest participation rights, including PRPUs, during the nine month period ended September 30, 2021:

	Profits Interest Participation Rights	Weighted Average Grant Date Fair Value
Balance, January 1, 2021	2,523,075	$40.43
Granted	1,159,864	$44.73
Balance, September 30, 2021 (a)	3,682,939	$41.78

(a)

Table includes 1,561,120 PRPUs, which represents the target number of PRPUs granted as of September 30, 2021, including 510,342 PRPUs granted during the nine month period ended September 30, 2021. The weighted average grant date fair values for PRPUs and other profits interest participation rights outstanding as of January 1, 2021 were $40.61 and $40.30, respectively. The weighted average grant date fair values for PRPUs and other profits interest participation rights granted during the nine month period ended September 30, 2021 were $46.63 and $43.23, respectively. The weighted average grant date fair values for PRPUs and other profits interest participation rights outstanding as of September 30, 2021 were $42.58 and $41.20, respectively.

Compensation expense recognized for profits interest participation rights, including PRPUs, is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value.  As of September 30, 2021, the total estimated unrecognized compensation expense was $28,896. The Company expects to amortize such expense over a weighted-average period of approximately 0.8 years subsequent to September 30, 2021.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the nine month period ended September 30, 2021:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2021	$101,631	$311,400
Granted	161,892	161,892
Settled	-	(130,522)
Forfeited	(4,333)	(11,906)
Amortization	(123,155)	-
Change in fair value related to:
Change in fair value of underlying investments	-	22,610
Adjustment for estimated forfeitures	-	7,840
Other	17	(2,564)
Balance, September 30, 2021	$136,052	$358,750

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 0.9 years subsequent to September 30, 2021.

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Amortization, net of forfeitures	$41,629	$25,897	$123,422	$95,322
Change in the fair value of underlying investments	(1,368)	11,261	22,610	15,427
Total	$40,261	$37,158	$146,032	$110,749

14.	EMPLOYEE BENEFIT PLANS

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s pension plans for the three month and nine month periods ended September 30, 2021 and 2020:

	Pension Plans
	Three Months Ended September 30,
	2021	2020
Components of Net Periodic Benefit Cost (Credit):
Service cost	$212	$224
Interest cost	2,123	3,013
Expected return on plan assets	(6,507)	(6,750)
Amortization of:
Prior service cost	29	28
Net actuarial loss (gain)	1,874	1,729
Settlement loss	378	622
Net periodic benefit cost (credit)	$(1,891)	$(1,134)

	Pension Plans
	Nine Months Ended September 30,
	2021	2020
Components of Net Periodic Benefit Cost (Credit):
Service cost	$669	$594
Interest cost	6,379	8,906
Expected return on plan assets	(19,638)	(19,813)
Amortization of:
Prior service cost	89	82
Net actuarial loss (gain)	5,472	5,861
Settlement loss	1,142	2,132
Net periodic benefit cost (credit)	$(5,887)	$(2,238)

15.	INCOME TAXES

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

The Company recorded income tax provisions of $22,827 and $78,876 for the three month and nine month periods ended September 30, 2021, respectively, and $17,983 and $40,886 for the three month and nine month periods ended September 30, 2020, respectively, representing effective tax rates of 14.4%, 15.9%, 16.6% and 13.9%, respectively. The difference between the U.S. federal statutory rate of 21.0% and the effective tax rates reflected above principally relates to (i) Lazard Group primarily operating as a limited liability company in the U.S., (ii) taxes payable to foreign jurisdictions, (iii) the tax impact of differences in the value of share based incentive compensation and other discrete items, (iv) change in the valuation allowance affecting the provision for income taxes, (v) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate, and (vi) impact of U.S. tax reform, including base erosion and anti-abuse tax.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

16.	RELATED PARTIES

Receivables from and Payables to Lazard Ltd Subsidiaries

Lazard Group’s receivables from subsidiaries of Lazard Ltd at September 30, 2021 and December 31, 2020 included interest-bearing loans of $40,000 and $86,800, respectively. Interest income relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $15 and $76 for the three month and nine month periods ended September 30, 2021, respectively, and $64 for the nine month period ended September 30, 2020.

Lazard Group’s payables to subsidiaries of Lazard Ltd at December 31, 2020 included interest-bearing loans of $50,000. Interest expense relating to interest-bearing loans with subsidiaries of Lazard Ltd amounted to $3 and $30 for the three month and nine month periods ended September 30, 2021, respectively, and $54 for the nine month period ended September 30, 2020. The partial settlement of the interest-bearing loans in the nine month period ended September 30, 2021 of $10,536 reflects the transfer of 241,235 shares of common stock from Lazard Group to a subsidiary of Lazard Ltd. Such amount was reflected in members’ equity as of September 30, 2021 and was a non-cash transaction.

In the first quarter of 2020, a subsidiary of Lazard Ltd contributed an interest-bearing intercompany loan, including interest thereon, of $55,941 due from a Lazard Group subsidiary to Lazard Group.  Such amount was reflected in members’ equity as of September 30, 2020 and was a non-cash transaction.

Sponsored Funds

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Investment advisory fees relating to such services were $164,340 and $524,464 for the three month and nine month periods ended September 30, 2021, respectively, and $131,885 and $386,413 for the three month and nine month periods ended September 30, 2020, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $57,375 and $72,076 remained as receivables at September 30, 2021 and December 31, 2020, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.

See Note 12 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.

17.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $5, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At September 30, 2021, LFNY’s regulatory net capital was $130,195, which exceeded the minimum requirement by $124,982. LFNY’s aggregate indebtedness to net capital ratio was 0.60:1 as of September 30, 2021.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At September 30, 2021, the aggregate regulatory net capital of the U.K. Subsidiaries was $173,662, which exceeded the minimum requirement by $150,860.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At September 30, 2021, the consolidated regulatory net capital of CFLF was $146,256, which exceeded the minimum requirement set for regulatory capital levels by $81,613. In addition, pursuant to the consolidated supervision rules in the

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At June 30, 2021, the regulatory net capital of the combined European regulated group was $170,270, which exceeded the minimum requirement set for regulatory capital levels by $88,137. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At September 30, 2021, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $217,599, which exceeded the minimum required capital by $188,283.

At September 30, 2021, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the three month and nine month periods ended September 30, 2021 and 2020 is prepared using the following methodology:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2021	2020	2021	2020
Financial Advisory	Net Revenue	$384,793	$305,478	$1,185,233	$908,878
	Operating Expenses	301,570	263,572	924,507	756,591
	Operating Income	$83,223	$41,906	$260,726	$152,287
Asset Management	Net Revenue	$338,747	$277,243	$1,051,492	$814,613
	Operating Expenses	246,094	200,194	747,511	600,012
	Operating Income	$92,653	$77,049	$303,981	$214,601
Corporate	Net Revenue	$(6,095)	$(4,940)	$(5,749)	$(36,055)
	Operating Expenses	11,577	5,960	63,264	37,083
	Operating Loss	$(17,672)	$(10,900)	$(69,013)	$(73,138)
Total	Net Revenue	$717,445	$577,781	$2,230,976	$1,687,436
	Operating Expenses	559,241	469,726	1,735,282	1,393,686
	Operating Income	$158,204	$108,055	$495,694	$293,750

	As Of
	September 30, 2021	December 31, 2020
Total Assets
Financial Advisory	$1,113,703	$1,157,844
Asset Management	990,047	958,588
Corporate	4,232,417	3,399,315
Total	$6,336,167	$5,515,747

19.	CONSOLIDATED VIEs

The Company’s consolidated VIEs as of September 30, 2021 and December 31, 2020 include certain funds that were established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement.  Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.  The Company’s consolidated VIE assets, except as it relates to $147,505 and $121,376 of LFI held by Lazard Group as of September 30, 2021 and December 31, 2020, respectively, can only be used to settle the obligations of the consolidated VIEs. The Company’s consolidated VIE assets and liabilities as reflected in the condensed consolidated statements of financial condition consist of the following at September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$7,013	$3,558
Customers and other receivables	1,157	160
Investments	202,131	158,370
Other assets	757	400
Total Assets	$211,058	$162,488

LIABILITIES
Deposits and other customer payables	$1,404	$104
Other liabilities	309	491
Total Liabilities	$1,713	$595

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Group’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Form 10-K”). All references to “2021,” “2020,” “third quarter,” “first nine months” or “the period” refer to, as the context requires, the three month and nine month periods ended September 30, 2021 and 2020.

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

In addition, we record selected other activities in our Corporate segment, including management of cash, investments, deferred tax assets, outstanding indebtedness, certain contingent obligations and assets and liabilities associated with (i) Lazard Group’s Paris-based subsidiary, Lazard Frères Banque SA (“LFB”), and (ii) a special purpose acquisition company sponsored by an affiliate of the Company, Lazard Growth Acquisition Corp. I (“LGAC”).

Our consolidated net revenue was derived from the following segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Financial Advisory	54%	53%	53%	54%
Asset Management	47	48	47	48
Corporate	(1)	(1)	-	(2)
Total	100%	100%	100%	100%

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

In the U.S., economic growth is generally robust and appears likely to continue into next year. In Europe, business conditions continue to improve. However, the course of the coronavirus (“COVID-19”) pandemic remains uncertain. Governments and central banks have taken extraordinary measures to support local economies and capital markets, but the macroeconomic outlook remains uncertain while significant health risks persist.

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•

Financial Advisory—During a very active M&A market, we are focused on serving clients with our depth of expertise in capital structure, capital raising, and restructuring. Announced M&A transaction volumes achieved record levels during the third quarter and the first nine months of 2021, with particularly strong activity among private equity sponsors. However, we still expect there to be elevated uncertainty in the near term due to the ongoing health crisis, emergent concerns about inflation, and a more stringent regulatory market. The global scale and breadth of our Financial Advisory business enables us to advise on a wide range of strategic and restructuring transactions across a variety of industries. In addition, we continue to invest in our Financial Advisory business by selectively hiring talented senior professionals in an effort to enhance our capabilities and sector expertise in M&A, capital structure and public and private capital markets.

•

Asset Management—In the short to intermediate term, we normally would expect most investor demand to come through financial institutions, and from defined benefit and defined contribution plans in developed economies because of their sheer scope and size. However, uncertainty due to the ongoing health crisis and emergent concerns about inflation may impact our business in a manner that we cannot predict. Over the longer term, and depending upon local and global market conditions, we would expect an increasing share of our AUM to come from the developing economies around the globe, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Given our diversified investment platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from opportunities across the asset management industry despite the current challenges that markets have created for that industry. We are continually developing new investment strategies that extend our existing platforms and assessing potential product acquisitions or other inorganic growth opportunities. Among other efforts, we have been particularly focused on continuing to incorporate environmental, social and corporate governance (“ESG”) considerations, as appropriate, into our investment research and launching strategies that use ESG and sustainability factors to drive long-term investment returns. In addition to these new ESG and sustainable strategies, recent examples of growth initiatives include the following: various Quantitative Equity strategies, new convertible bond strategies, thematically oriented strategies, a new long/short credit strategy and a new Technology, Media and Telecom long/short equity strategy.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value of all completed transactions, including the subset of completed transactions involving values greater than $500 million, increased in the first nine months of 2021 as compared to 2020. With respect to announced M&A transactions, the value and number of all transactions, including the subset of announced transactions involving values greater than $500 million, increased in the first nine months of 2021 as compared to 2020.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	% Incr / (Decr)	2021	2020	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$1,216	$754	61%	$3,379	$2,378	42%
Number	7,208	8,436	(15)%	23,937	24,575	(3)%
Deals Greater than $500 million:
Value	$964	$552	75%	$2,610	$1,824	43%
Number	393	232	69%	1,058	721	47%
Announced M&A Transactions:
All deals:
Value	$1,573	$1,175	34%	$4,487	$2,272	97%
Number	7,848	8,781	(11)%	25,490	24,728	3%
Deals Greater than $500 million:
Value	$1,294	$944	37%	$3,625	$1,699	113%
Number	513	320	60%	1,425	711	100%

Source: Dealogic as of October 6, 2021.

Global restructuring activity during the first nine months of 2021, as measured by the number of corporate defaults, decreased as compared to the first nine months of 2020. The number of defaulting issuers was 41 in the first nine months of 2021 according to Moody’s Investors Service, Inc., as compared to 171 in the first nine months of 2020.

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

Asset Management

Equity market indices for major markets at September 30, 2021 generally increased as compared to such indices at December 31, 2020 and September 30, 2020. The percentage change in major equity market indices at September 30, 2021, as compared to such indices at June 30, 2021, December 31, 2020 and at September 30, 2020, is shown in the table below.

	Percentage Changes September 30, 2021 vs.
	June 30, 2021	December 31, 2020	September 30, 2020
MSCI World Index	0%	13%	29%
Euro Stoxx	0%	16%	30%
MSCI Emerging Market	(8)%	(1)%	19%
S&P 500	1%	16%	30%

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

Corporate segment total assets represented 67% of Lazard’s consolidated total assets as of September 30, 2021, which are attributable to cash and cash equivalents, restricted cash associated with LGAC, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, deferred tax assets and certain other assets associated with LFB and LGAC.

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

Compensation and benefits expense is the largest component of our operating expenses. We seek to maintain discipline with respect to compensation, including the rate at which we award deferred compensation. Our goal is to maintain a ratio of awarded compensation and benefits expense to operating revenue and a ratio of adjusted compensation and benefits expense to operating revenue over the cycle in the mid-to high-50s percentage range. While we have implemented policies and initiatives that we believe will assist us in maintaining ratios within this range, there can be no guarantee that we will continue to maintain such ratios, or that our policies or initiatives will not change, in the future. Increased competition for professionals, changes in the macroeconomic environment or the financial markets generally, lower operating revenue resulting from, for example, a decrease in M&A activity, our share of the M&A market or our AUM levels, changes in the mix of revenues from our businesses, investments in our businesses or various other factors could prevent us from achieving this goal; however, in future periods we may benefit from pressure on compensation costs within the financial services industry.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	($ in thousands)
Net Revenue	$717,445	$577,781	$2,230,976	$1,687,436
Operating Expenses:
Compensation and benefits	417,020	351,840	1,328,930	1,018,791
Non-compensation	142,206	117,443	406,307	373,587
Amortization of intangible assets related to acquisitions	15	443	45	1,308
Total operating expenses	559,241	469,726	1,735,282	1,393,686
Operating Income	158,204	108,055	495,694	293,750
Provision for income taxes	22,827	17,983	78,876	40,886
Net Income	135,377	90,072	416,818	252,864
Less - Net Income (Loss) Attributable to Noncontrolling Interests	8,304	1,423	13,568	(4,650)
Net Income Attributable to Lazard Group	$127,073	$88,649	$403,250	$257,514
Operating Income, as a % of net revenue	22.1%	18.7%	22.2%	17.4%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	($ in thousands)
Operating Revenue:
Net revenue	$717,445	$577,781	$2,230,976	$1,687,436
Adjustments:
Interest expense (a)	18,623	18,639	55,467	55,877
Distribution fees, reimbursable deal costs, bad debt expense and other (b)	(23,874)	(12,019)	(62,204)	(50,333)
Revenue related to noncontrolling interests (c)	(11,994)	(4,042)	(24,109)	(3,443)
(Gains) losses on investments pertaining to LFI (d)	1,368	(11,261)	(22,610)	(15,427)
(Gains) losses associated with restructuring and closing of certain offices (e)	51	-	(7,532)	-
Operating revenue	$701,619	$569,098	$2,169,988	$1,674,110

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

(e)

Represents (gains) losses related to the reclassification of currency translation adjustments to earnings from accumulated other comprehensive loss associated with restructuring and closing of certain of our offices in the three month and nine month periods ended September 30, 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$417,020	$351,840	$1,328,930	$1,018,791
Adjustments:
Noncontrolling interests (a)	(2,504)	(1,936)	(6,842)	(5,658)
(Charges) credits pertaining to LFI (b)	1,368	(11,261)	(22,610)	(15,427)
Expenses associated with restructuring and closing of certain offices	(1,012)	-	(14,922)	-
Adjusted compensation and benefits expense	$414,872	$338,643	$1,284,556	$997,706
Adjusted compensation and benefits expense, as a % of operating revenue	59.1%	59.5%	59.2%	59.6%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)

Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$142,206	$117,443	$406,307	$373,587
Adjustments:
Expenses relating to office space reorganization (a)	(991)	(2,311)	(3,644)	(8,462)
Distribution fees, reimbursable deal costs, bad debt expense and other (b)	(23,874)	(12,019)	(62,204)	(50,333)
Noncontrolling interests (c)	(1,188)	(507)	(3,704)	(1,907)
Expenses associated with restructuring and closing of certain offices	(39)	-	(1,424)	-
Adjusted non-compensation expense	$116,114	$102,606	$335,331	$312,885
Adjusted non-compensation expense, as a % of operating revenue	16.5%	18.0%	15.5%	18.7%

(a)	Represents incremental rent expense, building depreciation and legal fees related to office space reorganization.
(b)

Represents certain distribution, introducer and management fees paid to third parties, reimbursable deal costs and bad debt expense relating to fees that are deemed uncollectible for which an equal amount is included for purposes of determining operating revenue.

(c)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	($ in thousands)
Earnings From Operations:
Operating revenue	$701,619	$569,098	$2,169,988	$1,674,110
Deduct:
Adjusted compensation and benefits expense	(414,872)	(338,643)	(1,284,556)	(997,706)
Adjusted non-compensation expense	(116,114)	(102,606)	(335,331)	(312,885)
Earnings from operations	$170,633	$127,849	$550,101	$363,519
Earnings from operations, as a % of operating revenue	24.3%	22.5%	25.4%	21.7%

Headcount information is set forth below:

	As of
	September 30, 2021	December 31, 2020	September 30, 2020
Headcount:
Managing Directors:
Financial Advisory	179	168	166
Asset Management	108	105	105
Corporate	22	21	22
Total Managing Directors	309	294	293
Other Business Segment Professionals and Support Staff:
Financial Advisory	1,345	1,370	1,385
Asset Management	1,066	1,012	994
Corporate	424	412	409
Total	3,144	3,088	3,081

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

Three Months Ended September 30, 2021 versus September 30, 2020

The Company reported net income attributable to Lazard Group of $127 million, as compared to net income attributable to Lazard Group of $89 million in the 2020 period.

Net revenue increased $140 million, or 24%, with operating revenue increasing $133 million, or 23%, as compared to the 2020 period. Fee revenue from investment banking and other advisory activities increased $80 million, or 26%, as compared to the 2020 period. Asset management fees, including incentive fees, increased $58 million, or 22%, as compared to the 2020 period. In the aggregate, interest income, other revenue and interest expense increased $2 million, as compared to the 2020 period.

Compensation and benefits expense increased $65 million, or 19%, as compared to the 2020 period, primarily associated with increased operating revenue.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $415 million, an increase of $76 million, or 23%, as compared to $339 million in the 2020 period. The ratio of adjusted compensation and benefits expense to operating revenue was 59.1% for the 2021 period, as compared to 59.5% for the 2020 period.

Non-compensation expense increased $25 million, or 21%, as compared to the 2020 period. Adjusted non-compensation expense increased $14 million, or 13%, as compared to the 2020 period. The ratio of adjusted non-compensation expense to operating revenue was 16.5% for the 2021 period, as compared to 18.0% for the 2020 period.

Amortization of intangible assets related to acquisitions remained substantially the same as compared the 2020 period.

Operating income increased $50 million, or 46%, as compared to the 2020 period.

Earnings from operations increased $43 million, or 33%, as compared to the 2020 period, and, as a percentage of operating revenue, was 24.3%, as compared to 22.5% in the 2020 period.

The provision for income taxes reflects an effective tax rate of 14.4%, as compared to 16.6% for the 2020 period. The decrease in the effective tax rate principally relates to changes in the geographic mix of earnings and a decrease in discrete benefits.

Net income attributable to noncontrolling interests increased $7 million as compared to the 2020 period.

Nine Months Ended September 30, 2021 versus September 30, 2020

The Company reported net income attributable to Lazard Group of $403 million, as compared to net income attributable to Lazard Group of $258 million in the 2020 period.

Net revenue increased $544 million, or 32%, with operating revenue increasing $496 million, or 30%, as compared to the 2020 period. Fee revenue from investment banking and other advisory activities increased $270 million, or 30%, as compared to the 2020 period. Asset management fees, including incentive fees, increased $217 million, or 28%, as compared to the 2020 period. In the aggregate, interest income, other revenue and interest expense increased $57 million, as compared to the 2020 period.

Compensation and benefits expense increased $310 million, or 30%, as compared to the 2020 period, primarily associated with increased operating revenue.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $1,285 million, an increase of $287 million, or 29%, as compared to $998 million in the 2020 period. The ratio of adjusted compensation and benefits expense to operating revenue was 59.2% for the 2021 period, as compared to 59.6% for the 2020 period.

Non-compensation expense increased $33 million, or 9%, as compared to the 2020 period. Adjusted non-compensation expense increased $22 million, or 7%, as compared to the 2020 period. The ratio of adjusted non-compensation expense to operating revenue was 15.5% for the 2021 period, as compared to 18.7% in the 2020 period.

Amortization of intangible assets related to acquisitions decreased $1 million as compared to the 2020 period.

Operating income increased $202 million, or 69%, as compared to the 2020 period.

Earnings from operations increased $187 million, or 51%, as compared to the 2020 period, and, as a percentage of operating revenue, was 25.4%, as compared to 21.7% in the 2020 period.

The provision for income taxes reflects an effective tax rate of 15.9%, as compared to 13.9% for the 2020 period. The increase in the effective tax rate principally relates to changes in the geographic mix of earnings and a decrease in discrete benefits.

Net income (loss) attributable to noncontrolling interests reflects income of $14 million as compared to a loss of $5 million in the 2020 period.

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

Financial Advisory

The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	($ in thousands)
Net Revenue	$384,793	$305,478	$1,185,233	$908,878
Operating Expenses	301,570	263,572	924,507	756,591
Operating Income	$83,223	$41,906	$260,726	$152,287
Operating Income, as a % of net revenue	21.6%	13.7%	22.0%	16.8%

Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	89	65	254	178
Percentage of total Financial Advisory net revenue from top 10 clients	32%	39%	18%	25%
Number of M&A transactions completed with values greater than $500 million (a)	22	12	63	47

(a)	Source: Dealogic as of October 6, 2021.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Americas	63%	70%	64%	67%
EMEA	36	28	35	31
Asia Pacific	1	2	1	2
Total	100%	100%	100%	100%

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

Three Months Ended September 30, 2021 versus September 30, 2020

Financial Advisory net revenue increased $79 million, or 26%, as compared to the 2020 period. The increase in Financial Advisory net revenue was primarily a result of an increase in the number of fees between $1 million and $5 million as compared to the 2020 period.

Operating expenses increased $38 million, or 14%, as compared to the 2020 period, primarily due to increases in compensation and benefits expense associated with increased operating revenue.

Financial Advisory operating income was $83 million, an increase of $41 million, or 99%, as compared to operating income of $42 million in the 2020 period and, as a percentage of net revenue, was 21.6%, as compared to 13.7% in the 2020 period.

Nine Months Ended September 30, 2021 versus September 30, 2020

Financial Advisory net revenue increased $276 million, or 30%, as compared to the 2020 period. The increase in Financial Advisory net revenue was primarily a result of an increase in the number of fees between $1 million and $5 million as compared to the 2020 period.

Operating expenses increased $168 million, or 22%, as compared to the 2020 period, primarily due to increases in compensation and benefits expense associated with increased operating revenue.

Financial Advisory operating income was $261 million, an increase of $108 million, or 71%, as compared to operating income of $152 million in the 2020 period and, as a percentage of net revenue, was 22.0%, as compared to 16.8% in the 2020 period.

Asset Management

The following table shows the composition of AUM for the Asset Management segment:

	As of
	September 30, 2021	December 31, 2020
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$31,316	$33,254
Global	58,348	56,246
Local	54,764	48,672
Multi-Regional	74,840	71,560
Total Equity	219,268	209,732
Fixed Income:
Emerging Markets	12,917	13,651
Global	14,469	11,962
Local	6,070	5,600
Multi-Regional	13,731	12,571
Total Fixed Income	47,187	43,784
Alternative Investments	3,934	2,748
Private Equity	1,288	1,420
Cash Management	895	958
Total AUM	$272,572	$258,642

Total AUM at September 30, 2021 was $273 billion, an increase of $14 billion, or 5%, as compared to total AUM of $259 billion at December 31, 2020 due to market appreciation, partially offset by foreign exchange depreciation and net outflows. Average AUM for the three month and nine month periods ended September 30, 2021 increased 23% and 24% as compared to the three month and nine month periods ended September 30, 2020.

As of both September 30, 2021 and December 31, 2020, approximately 87% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors. As of both September 30, 2021 and December 31, 2020, approximately 13% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals.

As of September 30, 2021, AUM with foreign currency exposure represented approximately 67% of our total AUM, as compared to 69% at December 31, 2020. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month and nine month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$224,559	$7,674	$(10,964)	$(3,290)	$454	$(2,455)	$219,268
Fixed Income	47,150	2,361	(1,802)	559	286	(808)	47,187
Other	5,669	592	(192)	400	98	(50)	6,117
Total	$277,378	$10,627	$(12,958)	$(2,331)	$838	$(3,313)	$272,572

(a)

Inflows in the Equity asset class were primarily attributable to the Emerging Markets, Global and Multi-Regional platforms, and inflows in the Fixed Income asset class were primarily attributable to the Global and Multi-Regional platforms. Outflows in the Equity asset class were primarily attributable to the Global, Multi-Regional and Emerging Markets equity platforms, and outflows in the Fixed Income asset class were primarily attributable to the Multi-Regional and Global platforms.

	Nine Months Ended September 30, 2021
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$209,732	$21,492	$(31,825)	$(10,333)	$24,757	$(4,888)	$219,268
Fixed Income	43,784	9,859	(5,515)	4,344	768	(1,709)	47,187
Other	5,126	1,994	(843)	1,151	(65)	(95)	6,117
Total	$258,642	$33,345	$(38,183)	$(4,838)	$25,460	$(6,692)	$272,572

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

	Three Months Ended September 30, 2020
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$173,515	$8,013	$(9,654)	$(1,641)	$8,969	$2,912	$183,755
Fixed Income	36,884	2,991	(1,616)	1,375	480	758	39,497
Other	4,305	245	(180)	65	75	55	4,500
Total	$214,704	$11,249	$(11,450)	$(201)	$9,524	$3,725	$227,752

	Nine Months Ended September 30, 2020
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

As of October 22, 2021, AUM was $278.9 billion, a $6.3 billion increase since September 30, 2021. The increase in AUM was due to market appreciation of $6.6 billion and foreign exchange appreciation of $0.8 billion, partially offset by net outflows of $1.1 billion.

Average AUM for the three month and nine month periods ended September 30, 2021 and 2020 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	($ in millions)
Average AUM by Asset Class:
Equity	$224,773	$182,191	$220,135	$176,972
Fixed Income	47,456	39,355	46,177	37,353
Alternative Investments	3,596	2,250	3,306	2,087
Private Equity	1,305	1,399	1,326	1,401
Cash Management	811	851	817	839
Total Average AUM	$277,941	$226,046	$271,761	$218,652

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	($ in thousands)
Net Revenue	$338,747	$277,243	$1,051,492	$814,613
Operating Expenses	246,094	200,194	747,511	600,012
Operating Income	$92,653	$77,049	$303,981	$214,601
Operating Income, as a % of net revenue	27.4%	27.8%	28.9%	26.3%

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Americas	50%	50%	47%	51%
EMEA	39	38	42	37
Asia Pacific	11	12	11	12
Total	100%	100%	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2021 versus September 30, 2020

Asset Management net revenue increased $62 million, or 22%, as compared to the 2020 period. Management fees and other revenue was $331 million, an increase of $57 million, or 21%, as compared to $274 million in the 2020 period, primarily due to an increase in average AUM. Incentive fees were $7 million, an increase of $4 million as compared to $3 million in the 2020 period.

Operating expenses increased $46 million, or 23%, as compared to the 2020 period primarily due to increases in compensation and benefits expense associated with increased operating revenue.

Asset Management operating income was $93 million, an increase of $16 million, or 20%, as compared to operating income of $77 million in the 2020 period and as a percentage of net revenue, was 27.4%, as compared to 27.8% in the 2020 period.

Nine Months Ended September 30, 2021 versus September 30, 2020

Asset Management net revenue increased $237 million, or 29%, as compared to the 2020 period. Management fees and other revenue was $977 million, an increase of $168 million, or 21%, as compared to $809 million in the 2020 period, primarily due to an increase in average AUM. Incentive fees were $75 million, an increase of $69 million as compared to $6 million in the 2020 period.

Operating expenses increased $147 million, or 25%, as compared to the 2020 period primarily due to increases in compensation and benefits expense associated with increased operating revenue.

Asset Management operating income was $304 million, an increase of $89 million, or 42%, as compared to operating income of $215 million in the 2020 period and, as a percentage of net revenue, was 28.9%, as compared to 26.3% in the 2020 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	($ in thousands)
Interest Income	$762	$(120)	$1,972	$2,463
Interest Expense	(18,862)	(18,898)	(56,259)	(56,680)
Net Interest (Expense)	(18,100)	(19,018)	(54,287)	(54,217)
Other Revenue	12,005	14,078	48,538	18,162
Net Revenue (Expense)	(6,095)	(4,940)	(5,749)	(36,055)
Operating Expenses	11,577	5,960	63,264	37,083
Operating Income (Loss)	$(17,672)	$(10,900)	$(69,013)	$(73,138)

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2021 versus September 30, 2020

Net interest expense remained substantially the same as compared to the 2020 period.

Other revenue decreased $2 million, or 15%, as compared to the 2020 period.

Operating expenses increased $6 million, or 94%, as compared to the 2020 period, primarily due to an increase in compensation and benefits expense and other operating expenses.

Nine Months Ended September 30, 2021 versus September 30, 2020

Net interest expense remained substantially the same as compared to the 2020 period.

Other revenue increased $30 million as compared to the 2020 period primarily due to higher income in the 2021 period attributable to investments held in connection with LFI.

Operating expenses increased $26 million, or 71%, as compared to the 2020 period, primarily due to an increase in compensation and benefits expense, including an increase in charges pertaining to LFI.

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

Summary of Cash Flows:

	Nine Months Ended
	September 30,
	2021	2020
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$417	$253
Adjustments to reconcile net income to net cash provided by operating activities (a)	406	348
Other operating activities (b)	(397)	(338)
Net cash provided by operating activities	426	263
Investing activities	(25)	(34)
Financing activities (c)	366	(332)
Effect of exchange rate changes	(118)	53
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	649	(50)
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	2,499	2,388
End of Period	$3,148	$2,338

(a)	Consists of the following:

	Nine Months Ended
	September 30,
	2021	2020
	($ in millions)
Depreciation and amortization of property	$28	$25
Noncash lease expense	52	47
Currency translation adjustment reclassification	(8)	-
Amortization of deferred expenses and share-based incentive compensation	325	282
Deferred tax provision (benefit)	9	(7)
Amortization of intangible assets related to acquisitions	-	1
Total	$406	$348

(b)	Includes net changes in operating assets and liabilities.
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

Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”. In the first nine months of 2021, as reflected on the condensed consolidated statements of financial condition, both “deposits with banks and short-term investments” and “deposits and other customer payables” increased as compared to December 31, 2020, and reflect the level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG.

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

We regularly monitor our liquidity position, including cash levels, investments in U.S. Treasury securities, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, distributions to members, purchases of shares of common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At September 30, 2021, Lazard had approximately $1,172 million of cash, with such amount including approximately $687 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings. We expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.

As of September 30, 2021, Lazard had approximately $213 million in unused lines of credit available to it, including a $200 million, three-year, senior revolving credit facility with a group of lenders that expires in July 2023 (the “Amended and Restated Credit Agreement”) and unused lines of credit available to LFB of approximately $12 million.

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00, provided that the Consolidated Leverage Ratio may be greater than 3.25 to 1.00 for two (consecutive or nonconsecutive) quarters so long as it is not greater than 3.50 to 1.00 on the last day of any such quarter, or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended September 30, 2021, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.38 to 1.00 and its Consolidated Interest Coverage Ratio being 16.21 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of September 30, 2021.

In addition, the Amended and Restated Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions and also contains customary LIBOR-replacement mechanics. At September 30, 2021, the Company was in compliance with all of these provisions.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities should be sufficient for us to fund our current obligations for the next 12 months.

Financing Activities

The table below sets forth our corporate indebtedness as of September 30, 2021 and December 31, 2020. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		September 30, 2021			December 31, 2020
Senior Debt	Maturity Date	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2025 Senior Notes	2025	$400.0	$1.6	$398.4	$400.0	$2.0	$398.0
Lazard Group 2027 Senior Notes	2027	300.0	2.1	297.9	300.0	2.4	297.6
Lazard Group 2028 Senior Notes	2028	500.0	5.9	494.1	500.0	6.6	493.4
Lazard Group 2029 Senior Notes	2029	500.0	5.8	494.2	500.0	6.3	493.7
		$1,700.0	$15.4	$1,684.6	$1,700.0	$17.3	$1,682.7

The indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants (none of which relate to financial condition), events of default and other customary provisions. At September 30, 2021, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Members’ Equity

At September 30, 2021, total members’ equity was $790 million, as compared to $711 million at December 31, 2020, including $694 million and $625 million attributable to Lazard Group on the respective dates. The net activity in members’ equity during the nine month period ended September 30, 2021 is reflected in the table below (in millions of dollars):

Members’ Equity - January 1, 2021	$711
Increase (decrease) due to:
Net income	417
Other comprehensive loss	(39)
Amortization of share-based incentive compensation	196
Purchase of common stock	(286)
Settlement of share-based incentive compensation (a)	(68)
Distributions to members and noncontrolling interests	(135)
Contributions from members	14
Change in redemption value of redeemable noncontrolling interests	(40)
Other - net	20
Members’ Equity - September 30, 2021	$790

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

Nine Months Ended September 30:	Number of Shares Purchased	Average Price Per Share
2020	2,912,035	$32.70
2021	6,469,429	$44.24

As of September 30, 2021, a total of $314 million of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, of which $14 million will expire on December 31, 2021 and $300 million of which will expire on December 31, 2022.

During the nine month period ended September 30, 2021, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

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

Contractual Obligations

The following table sets forth information relating to Lazard’s contractual obligations as of September 30, 2021:

	Contractual Obligations Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	($ in thousands)
Senior debt (including interest)	$2,133,167	$70,250	$140,500	$517,292	$1,405,125
Operating leases (exclusive of $5,889 of committed sublease income)	669,273	22,175	144,102	126,771	376,225
Investment capital funding commitments (a)	5,597	5,597	-	-	-
Total (b)	$2,808,037	$98,022	$284,602	$644,063	$1,781,350

(a)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $9,128 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders. See Note 6 of Notes to Condensed Consolidated Financial Statements. These amounts are generally due on demand and therefore are presented in the “less than 1 year” category.

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

Data relating to investments is set forth below:

	September 30, 2021	December 31, 2020
	($ in thousands)
Seed investments by asset class:
Equities (a)	$106,778	$82,699
Fixed income	10,374	10,977
Alternative investments	23,357	22,113
Total seed investments	140,509	115,789
Other investments owned:
Private equity (b)	26,991	20,675
Fixed income and other (c)	274,577	125,565
Total other investments owned	301,568	146,240
Subtotal	442,077	262,029
Add:
Private equity consolidated, not owned (d)	18,367	16,892
LFI (e)	454,531	379,611
Total investments	$914,975	$658,532

(a)	At September 30, 2021 and December 31, 2020, seed investments in directly owned equity securities were invested as follows:

	September 30, 2021	December 31, 2020
Percentage invested in:
Financials	13%	16%
Consumer	34	38
Industrial	13	12
Technology	25	21
Other	15	13
Total	100%	100%

(b)

Private equity investments include investments related to certain legacy businesses and co-investments in private equity funds managed by our Asset Management business. Co-investments owned were $17 million as of both September 30, 2021 and December 31, 2020.

(c)

At September 30, 2021 and December 31, 2020, includes investments in U.S. Treasury securities of $250 million and $100 million, respectively, with original maturities of greater than three months and less than one year.

(d)

Represents private equity investments that are consolidated but owned by noncontrolling interests, and therefore do not subject the Company to market or credit risk. The applicable noncontrolling interests are presented within “members’ equity” on the condensed consolidated statements of financial condition.

(e)

Composed of investments held in connection with LFI and other similar deferred compensation arrangements. The market risk associated with such investments is equally offset by the market risk associated with the derivative liability with respect to awards expected to vest. The Company is subject to market risk associated with any portion of such investments that employees may forfeit. See “—Risk Management—Risks Related to Derivatives” for risk management information relating to derivatives.  LFI investments held in entities in which the Company maintained a controlling interest were $187 million in ten entities as of September 30, 2021, as compared to $155 million in nine entities as of December 31, 2020.

At September 30, 2021 and December 31, 2020, total investments with a fair value of $915 million and $659 million, respectively, included $61 million and $53 million, respectively, or 7% and 8%, respectively, of investments that were classified using NAV or its equivalent as a practical expedient. See Notes 5 and 6 of Notes to Condensed Consolidated Financial Statements for additional information regarding investments measured at fair value, including the levels of fair value within which such measurements of fair value fall.

As of September 30, 2021 and December 31, 2020, the Company held seed investments of approximately $141 million and $116 million, respectively. Seed investments held in entities in which the Company maintained a controlling interest were $76 million in ten entities as of September 30, 2021, as compared to $59 million in seven entities as of December 31, 2020.

As of September 30, 2021 and December 31, 2020, the Company did not consolidate or deconsolidate any seed investment entities or LFI investment entities with the exception of the consolidation of certain LFI funds (see Note 19 of Notes to the Condensed Consolidated Financial Statements). As such, 100% of the recorded balance of seed investments and substantially all of LFI investments as of September 30, 2021 and December 31, 2020 represented the Company’s economic interest in the seed and LFI investments. See “—Consolidation of Variable Interest Entities” below for more information on the Company’s policy regarding the consolidation of seed and LFI investment entities.

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

Equity Market Price Risk—At September 30, 2021 and December 31, 2020, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $125 million and $95 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $0.3 million and $0.2 million in the carrying value of such investments as of September 30, 2021 and December 31, 2020, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At September 30, 2021 and December 31, 2020, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $294 million and $139 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $0.7 million and $1.0 million in the carrying value of such investments as of September 30, 2021 and December 31, 2020, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At September 30, 2021 and December 31, 2020, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $72 million and $48 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a decrease of approximately $2.5 million and $0.4 million in the carrying value of such investments as of September 30, 2021 and December 31, 2020, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At September 30, 2021 and December 31, 2020, the Company’s exposure to changes in fair value of such investments was approximately $27 million and $21 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $2.7 million and $2.1 million in the carrying value of such investments as of September 30, 2021 and December 31, 2020, respectively.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At September 30, 2021, total receivables amounted to $793 million, net of an allowance for doubtful accounts of $37 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries and customers and other receivables comprised 69%, 12% and 19% of total receivables, respectively. At December 31, 2020, total receivables amounted to $875 million, net of an allowance for doubtful accounts of $37 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries and customers and other receivables comprised 71%, 15% and 14% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFB engages in lending activities, including commitments to extend credit (primarily for clients of LFG). At September 30, 2021 and December 31, 2020, customers and other receivables included $122 million and $100 million, respectively, of LFB loans, with such loans being fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

To reduce the exposure to concentrations of credit, the Company monitors large exposures to individual counterparties.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $2 million and $1 million at September 30, 2021 and December 31, 2020, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements and the derivative liability for warrants exercisable for LGAC Class A ordinary shares that were issued in connection with the LGAC IPO (the “LGAC Warrants”) amounted to $3 million at both September 30, 2021 and December 31, 2020.

The Company records the LGAC Warrants as derivative liabilities at fair value, which amounted to $9 million at September 30, 2021, with remeasurement gains and losses recorded in earnings.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $359 million and $311 million at September 30, 2021 and December 31, 2020, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of September 30, 2021, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $12 million in the event interest rates were to increase by 1% and decrease by approximately $12 million if rates were to decrease by 1%.

As of September 30, 2021, the Company’s cash and cash equivalents totaled approximately $1,172 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and (iii) in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

Dated: November 1, 2021

LAZARD GROUP LLC

By:	/s/ Evan L. Russo
Name:	Evan L. Russo
Title:	Chief Financial Officer

By:	/s/ Dominick Ragone
Name:	Dominick Ragone
Title:	Chief Accounting Officer