Form 10-Q
period 2022-03-31
Lazard Group LLC
filed 2022-05-02
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 22, 2022, in addition to profit participation interests, there were two managing member interests outstanding.

TABLE OF CONTENTS

When we use the terms “Lazard Group”,”Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company, that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock (“common stock”), the only class of common stock of Lazard outstanding, are publicly traded on the New York Stock Exchange under the symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd’s primary operating asset is its indirect ownership as of March 31, 2022 of all of the common membership interests in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries that are co-managing members of Lazard Group.

Lazard Group has granted profit participation interests in Lazard Group to certain of its managing directors. The profit participation interests are discretionary profits interests that are intended to enable Lazard Group to compensate its managing directors in a manner consistent with historical practices. Lazard Group has also granted profits interest participation rights to certain of its managing directors. See Note 12 of Notes to Condensed Consolidated Financial Statements.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Page

Condensed Consolidated Statements of Financial Condition as of March 31, 2022 and December 31, 2021	2

Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2022 and 2021	4

Condensed Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2022 and 2021	5

Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2022 and 2021	6

Condensed Consolidated Statements of Changes in Members’ Equity and Redeemable Noncontrolling Interests for the three month periods ended March 31, 2022 and 2021	7

Notes to Condensed Consolidated Financial Statements	9

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2022 AND DECEMBER 31, 2021

(UNAUDITED)

(dollars in thousands)

	March 31,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$864,521	$1,435,576
Deposits with banks and short-term investments	1,638,519	1,347,544
Restricted cash	615,225	617,448
Receivables (net of allowance for doubtful accounts of $33,808 and $33,955 at March 31, 2022 and December 31, 2021, respectively):
Fees	659,655	669,355
Customers and other	156,872	136,345
Lazard Ltd subsidiaries	62,416	58,597
	878,943	864,297
Investments	869,844	1,007,339
Property (net of accumulated amortization and depreciation of $371,974 and $366,215 at March 31, 2022 and December 31, 2021, respectively)	249,125	249,648
Operating lease right-of-use assets	452,080	465,903
Goodwill and other intangible assets (net of accumulated amortization of $67,576 and $67,561 at March 31, 2022 and December 31, 2021, respectively)	357,043	357,337
Deferred tax assets	42,825	31,926
Other assets	506,196	363,364
Total Assets	$6,474,321	$6,740,382

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2022 AND DECEMBER 31, 2021

(UNAUDITED)

(dollars in thousands)

	March 31,	December 31,
	2022	2021
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$1,748,858	$1,442,701
Accrued compensation and benefits	499,059	968,766
Operating lease liabilities	536,778	552,345
Senior debt	1,685,849	1,685,227
Payable to Lazard Ltd subsidiaries	18,352	17,947
Deferred tax liabilities	15,884	1,827
Other liabilities	617,538	622,103
Total Liabilities	5,122,318	5,290,916
Commitments and contingencies
Redeemable noncontrolling interests	575,000	575,000
MEMBERS’ EQUITY
Members' equity (net of 12,331,485 and 12,006,477 shares of Lazard Ltd Class A common stock, at a cost of $496,334 and $506,587 at March 31, 2022 and December 31, 2021, respectively)	885,786	984,807
Accumulated other comprehensive loss, net of tax	(222,934)	(209,037)
Total Lazard Group LLC Members' Equity	662,852	775,770
Noncontrolling interests	114,151	98,696
Total Members’ Equity	777,003	874,466
Total Liabilities, Redeemable Noncontrolling Interests and Members’ Equity	$6,474,321	$6,740,382

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 31,
	2022	2021
REVENUE
Investment banking and other advisory fees	$389,426	$316,940
Asset management fees	315,052	326,950
Interest income	1,721	1,382
Other	9,396	33,835
Total revenue	715,595	679,107
Interest expense	21,010	19,758
Net revenue	694,585	659,349
OPERATING EXPENSES
Compensation and benefits	393,944	399,309
Occupancy and equipment	31,084	34,580
Marketing and business development	14,088	6,640
Technology and information services	37,884	33,622
Professional services	15,605	14,596
Fund administration and outsourced services	29,703	29,279
Amortization of intangible assets related to acquisitions	15	15
Other	9,227	4,915
Total operating expenses	531,550	522,956
OPERATING INCOME	163,035	136,393
Provision for income taxes	15,613	26,777
NET INCOME	147,422	109,616
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	7,099	3,527
NET INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$140,323	$106,089

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 31,
	2022	2021
NET INCOME	$147,422	$109,616
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	(18,187)	(20,038)
Employee benefit plans:
Actuarial gain (net of tax expense of $788 and $762 for the three months ended March 31, 2022 and 2021, respectively)	3,439	1,065
Adjustment for items reclassified to earnings (net of tax expense of $267 and $381 for the three months ended March 31, 2022 and 2021, respectively)	849	1,336
OTHER COMPREHENSIVE LOSS, NET OF TAX	(13,899)	(17,637)
COMPREHENSIVE INCOME	133,523	91,979
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	7,097	3,526
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$126,426	$88,453

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$147,422	$109,616
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	10,183	9,285
Noncash lease expense	17,048	17,172
Amortization of deferred expenses and share-based incentive compensation	90,558	100,178
Amortization of intangible assets related to acquisitions	15	15
Deferred tax provision	3,202	13,191
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	(18,974)	(10,608)
Investments	44,236	(202,534)
Other assets	(22,898)	(15,968)
Accrued compensation and benefits and other liabilities	(480,070)	(140,538)
Net cash used in operating activities	(209,278)	(120,191)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(13,510)	(7,498)
Disposals of property	2	628
Net cash used in investing activities	(13,508)	(6,870)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from noncontrolling interests	141	-
LGAC IPO	-	575,000
Contributions from members	-	14,000
Customer deposits, net	302,342	-
Other financing activities	50	-
Payments for:
Customer deposits, net	-	(58,739)
Distributions to noncontrolling interests	(4,474)	(1,000)
Payments of LGAC IPO underwriting fees and other offering costs	-	(9,308)
Purchase of Class A common stock	(175,797)	(122,652)
Distributions to members	(56,039)	(13,934)
Settlement of share-based incentive compensation in satisfaction of tax withholding requirements	(58,004)	(64,804)
LFI Consolidated Funds redemptions	(10,976)	-
Other financing activities	(4,914)	(14,321)
Net cash provided by (used in) financing activities	(7,671)	304,242
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(51,846)	(79,285)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(282,303)	97,896
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— January 1	3,400,568	2,498,663
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— March 31	$3,118,265	$2,596,559

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:
	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$864,521	$1,435,576
Deposits with banks and short-term investments	1,638,519	1,347,544
Restricted cash	615,225	617,448
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$3,118,265	$3,400,568

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2021

(UNAUDITED)

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total	Redeemable
	Members'	Income (Loss),	Members'	Noncontrolling	Members'	Noncontrolling
	Equity	Net of Tax	Equity	Interests	Equity	Interests
Balance - January 1, 2021 (*)	$818,430	$(193,446)	$624,984	$85,885	$710,869	$-
Comprehensive income (loss):
Net income	106,089		106,089	3,527	109,616
Other comprehensive loss - net of tax		(17,636)	(17,636)	(1)	(17,637)
Amortization of share-based incentive compensation	68,191		68,191		68,191
Distributions to members and noncontrolling interests, net	(13,934)		(13,934)	(1,000)	(14,934)
Purchase of Class A common stock	(122,652)		(122,652)		(122,652)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $34	(64,838)		(64,838)		(64,838)
Contributions from members	14,000		14,000		14,000
Transfer of Class A common stock to Lazard Ltd Subsidaries	4,967		4,967		4,967
LFI Consolidated Funds			-	7,775	7,775
Contribution from redeemable noncontrolling interests, net			-		-	534,075
Change in redemption value of redeemable noncontrolling interests	(44,122)		(44,122)	3,197	(40,925)	40,925
Other	(2,272)		(2,272)		(2,272)
Balance - March 31, 2021 (*)	$763,859	$(211,082)	$552,777	$99,383	$652,160	$575,000

(*)   At January 1, 2021 and March 31, 2021, in addition to profit participation interests, there were two managing member interests.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2022

(UNAUDITED)

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total	Redeemable
	Members'	Income (Loss),	Members'	Noncontrolling	Members'	Noncontrolling
	Equity	Net of Tax	Equity	Interests	Equity	Interests
Balance - January 1, 2022 (*)	$984,807	$(209,037)	$775,770	$98,696	$874,466	$575,000
Comprehensive income (loss):
Net income	140,323		140,323	4,439	144,762	2,660
Other comprehensive loss - net of tax		(13,897)	(13,897)	(2)	(13,899)
Amortization of share-based incentive compensation	53,437		53,437		53,437
Distributions to members and noncontrolling interests, net	(56,039)		(56,039)	(4,333)	(60,372)
Purchase of Class A common stock	(175,797)		(175,797)		(175,797)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $57	(57,947)		(57,947)		(57,947)
LFI Consolidated Funds				14,552	14,552
Change in redemption value of redeemable noncontrolling interests	1,862		1,862	798	2,660	(2,660)
Other	(4,860)		(4,860)	1	(4,859)
Balance - March 31, 2022 (*)	$885,786	$(222,934)	$662,852	$114,151	$777,003	$575,000

(*)   At January 1, 2022 and March 31, 2022, in addition to profit participation interests, there were two managing member interests.

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of March 31, 2022 and December 31, 2021. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

Lazard Group’s principal operating activities are included in two business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions (“M&A”), restructurings, capital advisory, shareholder advisory, capital raising, sovereign advisory and other strategic advisory matters; and

•

Asset Management, which offers a broad range of global investment solutions and investment and wealth management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.

In addition, we record selected other activities in our Corporate segment, including management of cash, investments, deferred tax assets, outstanding indebtedness, certain contingent obligations and certain assets and liabilities associated with (i) Lazard Group’s Paris-based subsidiary, Lazard Frères Banque SA (“LFB”), and (ii) a special purpose acquisition company sponsored by an affiliate of the Company, Lazard Growth Acquisition Corp. I (“LGAC”).

Basis of Presentation

The accompanying condensed consolidated financial statements of Lazard Group have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lazard Group’s Annual Report on Form 10-K for the year ended December 31, 2021. The accompanying December 31, 2021 unaudited condensed consolidated statement of financial condition data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.

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

The consolidated results of operations for the three month period ended March 31, 2022 are not indicative of the results to be expected for any future interim or annual period.

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
•

Variable interest entities (“VIEs”) where the Company is the primary beneficiary having the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of, or receive benefits from, the VIE that could be potentially significant to the VIE (see Note 18).

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

Transaction costs, which consisted of a net underwriting fee of $8,500, $20,125 of non-cash deferred underwriting fees (included in “other liabilities” on the condensed consolidated statements of financial condition) and $852 of other offering costs, were charged against the gross proceeds of the LGAC IPO, consistent with SEC Staff Accounting Bulletin (SAB) Topic 5.

“Redeemable noncontrolling interests” of $575,000 associated with the publicly held LGAC Class A ordinary shares are recorded on the Company’s condensed consolidated statements of financial condition as of March 31, 2022 at redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Changes in redemption value are recognized immediately as they occur and will adjust the carrying value of redeemable noncontrolling interests to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable noncontrolling interests shall be affected by credits or charges to additional paid-in-capital and noncontrolling interests attributable to certain members of LGACo 1 LLC based on pro rata ownership.

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

The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended
	March 31,
	2022	2021
Net Revenue:
Financial Advisory (a)	$389,902	$317,522

Asset Management:
Management Fees and Other (b)	$313,336	$314,513
Incentive Fees (c)	25,165	32,977
Total Asset Management	$338,501	$347,490

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

3.	RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s receivables represent fee receivables, amounts due from customers and other receivables and amounts due from Lazard Ltd subsidaries. Where applicable, receivables are stated net of an estimated allowance for doubtful accounts determined in accordance with the current expected credit losses (“CECL”) model, for general credit risk of the overall portfolio and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute.

Activity in the allowance for doubtful accounts for the three month periods ended March 31, 2022 and 2021 was as follows:

	Three Months Ended
	March 31,
	2022	2021
Beginning Balance	$33,955	$36,649
Bad debt expense, net of reversals	516	370
Charge-offs, foreign currency translation and other adjustments	(663)	(2,022)
Ending Balance *	$33,808	$34,997

*The allowance for doubtful accounts balances are substantially all related to M&A and Restructuring fee receivables that include reimbursable expense receivables.

Bad debt expense, net of reversals represents the current period provision of expected credit losses and is included in “operating expenses—other” on the condensed consolidated statements of operations.

Of the Company’s fee receivables at March 31, 2022 and December 31, 2021, $110,321 and $123,189, respectively, represented financing receivables for our Private Capital Advisory fees. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

At March 31, 2022 and December 31, 2021, customers and other receivables included $123,988 and $122,229, respectively, of customer loans, which are fully collateralized and closely monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of March 31, 2022 and December 31, 2021.

The aggregate carrying amount of all other receivables of $644,634 and $618,879 at March 31, 2022 and December 31, 2021, respectively, approximates fair value.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

4.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Debt	$99,845	$299,990
Equities	53,497	54,040
Funds:
Alternative investments (a)	55,390	49,757
Debt (a)	195,767	164,952
Equity (a)	400,586	375,761
Private equity	48,592	46,589
	700,335	637,059
Equity method	16,167	16,250
Total investments	869,844	1,007,339
Less:
Equity method	16,167	16,250
Investments, at fair value	$853,677	$991,089
Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$5,726	$6,828

(a)

Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $24,201, $164,500 and $333,535, respectively, at March 31, 2022 and $18,326, $132,875 and $306,618, respectively, at December 31, 2021, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 6 and 12).

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

During the three month periods ended March 31, 2022 and 2021, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to “equity securities and trading debt securities” still held as of the reporting date as follows:

	Three Months Ended
	March 31,
	2022	2021
Net unrealized investment gains (losses)	$(40,867)	$1,054

5.	FAIR VALUE MEASUREMENTS

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

The following tables present, as of March 31, 2022 and December 31, 2021, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	March 31, 2022
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$99,845	$-	$-	$-	$99,845
Equities	52,922	-	575	-	53,497
Funds:
Alternative investments	25,731	-	-	29,659	55,390
Debt	195,762	-	-	5	195,767
Equity	400,541	-	-	45	400,586
Private equity	-	-	274	48,318	48,592
Derivatives	-	1,451	-	-	1,451
Total	$774,801	$1,451	$849	$78,027	$855,128
Liabilities:
Securities sold, not yet purchased	$5,726	$-	$-	$-	$5,726
Derivatives	6,095	399,121	-	-	405,216
Total	$11,821	$399,121	$-	$-	$410,942

	December 31, 2021
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$299,990	$-	$-	$-	$299,990
Equities	53,462	-	578	-	54,040
Funds:
Alternative investments	24,972	-	-	24,785	49,757
Debt	164,947	-	-	5	164,952
Equity	375,712	-	-	49	375,761
Private equity	-	-	293	46,296	46,589
Derivatives	-	922	-	-	922
Total	$919,083	$922	$871	$71,135	$992,011
Liabilities:
Securities sold, not yet purchased	$6,828	$-	$-	$-	$6,828
Derivatives	10,005	362,240	-	-	372,245
Total	$16,833	$362,240	$-	$-	$379,073

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Issuances	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$578	$7	$-	$-	$(10)	$575
Private equity funds	293	-	-	(13)	(6)	274
Total Level 3 assets	$871	$7	$-	$(13)	$(16)	$849

	Three Months Ended March 31, 2021
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Issuances	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,671	$1	$-	$-	$(31)	$1,641
Private equity funds	1,486	-	-	-	(14)	1,472
Total Level 3 assets	$3,157	$1	$-	$-	$(45)	$3,113

Liabilities:
Derivatives	$-	$-	$11,500	$-	$-	$11,500
Total Level 3 liabilities	$-	$-	$11,500	$-	$-	$11,500

(a)	Earnings recorded in “other revenue” for investments in Level 3 assets for the three month periods ended March 31, 2022 and 2021 include net unrealized gains of $7 and $1, respectively.

There were no transfers into or out of Level 3 within the fair value hierarchy during the three month periods ended March 31, 2022 and 2021.

The following tables present, at March 31, 2022 and December 31, 2021, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	March 31, 2022
						Investments Redeemable
	Fair Value	Unfunded Commitments		% of Fair Value Not Redeemable		Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$29,035	$-		NA		(a)	30-60 days
Other	624	-		NA		(b)	<30-30 days
Debt funds	5	-		NA		(c)	<30 days
Equity funds	45	-		NA		(d)	<30-60 days
Private equity funds:
Equity growth	48,318	5,560	(e)	100%	(f)	NA	NA
Total	$78,027	$5,560

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

(a)	monthly (65%) and quarterly (35%)
(b)	daily (7%) and monthly (93%)
(c)	daily (100%)
(d)	monthly (34%) and annually (66%)
(e)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $8,596 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

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

Investment Capital Funding Commitments—At March 31, 2022, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $5,158. The investment period for EGCP III ended on October 12, 2016, after which point the Company’s obligation to fund capital contributions for new investments in EGCP III expired. The Company remains obligated until October 12, 2023 (or any earlier liquidation of EGCP III) to make capital contributions necessary to fund follow-on investments and to pay for fund expenses.

6.DERIVATIVES

The tables below present the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 12) on the accompanying condensed consolidated statements of financial condition as of March 31, 2022 and December 31, 2021. Notional amounts provide an indication of the volume of the Company's derivative activity.

Derivative assets and liabilities, as well as the related cash collateral from the same counterparty, have been netted on the condensed consolidated statements of financial condition where the Company has obtained an appropriate legal opinion with respect to the master netting agreement. Where such a legal opinion has not been either sought or obtained, amounts are not eligible for netting on the condensed consolidated statements of financial condition, and those derivative assets and liabilities are shown separately in the table below.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

In addition to the cash collateral received and transferred that is presented on a net basis with derivative assets and liabilities, the Company receives and transfers additional securities and cash collateral. These amounts mitigate counterparty credit risk associated with the Company’s derivative instruments, but are not eligible for net presentation on the condensed consolidated statements of financial condition.

	March 31, 2022
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$1,178	$175,775	$1,508	$179,364
Total return swaps and other	1,255	50,398	1,951	77,115
LGAC Warrants	-	-	6,095	11,500
LFI and other similar deferred compensation arrangements	-	-	397,761	386,783
Total gross derivatives	2,433	$226,173	407,315	$654,762
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(147)		(148)
Total return swaps and other	(835)		(1,951)
Total in "other assets" and "other liabilities"	1,451		405,216
Amounts not netted (a):
Cash collateral	-		(588)
Securities collateral	-		-
	$1,451		$404,628

	December 31, 2021
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$1,005	$253,059	$761	$174,550
Total return swaps and other	1,052	20,888	13,709	83,706
LGAC Warrants	-	-	10,005	11,500
LFI and other similar deferred compensation arrangements	-	-	358,877	301,478
Total gross derivatives	2,057	$273,947	383,352	$571,234
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(83)		(83)
Total return swaps and other	(1,052)		(11,024)
Total in "other assets" and "other liabilities"	922		372,245
Amounts not netted (a):
Cash collateral	-		(2,476)
Securities collateral	-		(391)
	$922		$369,378

(a)

Amounts are subject to master netting arrangements but do not meet the criteria for netting on the condensed consolidated statements of financial condition under U.S. GAAP. For some counterparties, the collateral amounts of securities and cash collateral pledged may exceed the derivative assets and derivative liabilities balances. Where this is the case, the total amount reported is limited to the net derivative assets and net derivative liabilities balances with that counterparty.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Net gains (losses) with respect to derivative instruments (included in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2022 and 2021, were as follows:

	Three Months Ended
	March 31,
	2022	2021
Forward foreign currency exchange rate contracts	$1,906	$6,818
LFI and other similar deferred compensation arrangements	14,323	(7,487)
LGAC Warrants	3,910	-
Total return swaps and other	6,188	(4,279)
Total	$26,327	$(4,948)

7.	PROPERTY

At March 31, 2022 and December 31, 2021, property consisted of the following:

	Estimated Depreciable	March 31,	December 31,
	Life in Years	2022	2021
Buildings	33	$140,614	$143,464
Leasehold improvements	3-20	207,070	208,363
Furniture and equipment	3-10	222,995	217,984
Construction in progress		50,420	46,052
Total		621,099	615,863
Less - Accumulated depreciation and amortization		371,974	366,215
Property		$249,125	$249,648

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at March 31, 2022 and December 31, 2021 are presented below:

	March 31,	December 31,
	2022	2021
Goodwill	$356,908	$357,187
Other intangible assets (net of accumulated amortization)	135	150
	$357,043	$357,337

At March 31, 2022 and December 31, 2021, goodwill of $292,367 and $292,646, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the three month periods ended March 31, 2022 and 2021 are as follows:

	Three Months Ended
	March 31,
	2022	2021
Balance, January 1	$357,187	$361,682
Foreign currency translation adjustments	(279)	(2,342)
Balance, March 31	$356,908	$359,340

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

All changes in the carrying amount of goodwill for the three month periods ended March 31, 2022 and 2021 are attributable to the Company’s Financial Advisory segment.

Amortization expense of intangible assets, included in “amortization of intangible assets related to acquisitions” in the condensed consolidated statements of operations, for the three month periods ended March 31, 2022 and 2021 was $15 and $15, respectively.

9.	SENIOR DEBT

Senior debt is comprised of the following as of March 31, 2022 and December 31, 2021:

				Outstanding as of
	Initial		Annual	March 31, 2022			December 31, 2021
	Principal Amount	Maturity Date	Interest Rate(a)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2025 Senior Notes	$400,000	2/13/25	3.75%	$400,000	$1,357	$398,643	$400,000	$1,476	$398,524
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	300,000	1,918	298,082	300,000	2,015	297,985
Lazard Group 2028 Senior Notes	500,000	9/19/28	4.50%	500,000	5,503	494,497	500,000	5,716	494,284
Lazard Group 2029 Senior Notes	500,000	3/11/29	4.375%	500,000	5,373	494,627	500,000	5,566	494,434
Total				$1,700,000	$14,151	$1,685,849	$1,700,000	$14,773	$1,685,227

(a)

The effective interest rates of Lazard Group’s 3.75% senior notes due February 13, 2025 (the “2025 Notes”), Lazard Group’s 3.625% senior notes due March 1, 2027 (the “2027 Notes”), Lazard Group’s 4.50% senior notes due September 19, 2028 (the “2028 Notes”) and Lazard Group’s 4.375% senior notes due March 11, 2029 (the “2029 Notes”) are 3.87%, 3.76%, 4.67% and 4.53%, respectively.

The Company’s senior debt at March 31, 2022 and December 31, 2021 is carried at their principal balances outstanding, net of unamortized debt costs. At those dates, the fair value of such senior debt was approximately $1,732,000 and $1,885,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

On July 22, 2020, Lazard Group entered into an Amended and Restated Credit Agreement for a three-year, $200,000 senior revolving credit facility with a group of lenders, which expires in July 2023 (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement amended and restated Lazard Group’s amended and restated credit agreement, dated September 25, 2015, in its entirety. Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. The Amended and Restated Credit Agreement contains certain covenants, events of default and other customary provisions, including customary LIBOR-replacement mechanics. At March 31, 2022 and December 31, 2021, no amounts were outstanding under the Amended and Restated Credit Agreement.

As of March 31, 2022, the Company had approximately $206,700 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement and unused lines of credit available to LFB of approximately $6,000.

The Amended and Restated Credit Agreement and the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of March 31, 2022, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

10.	COMMITMENTS AND CONTINGENCIES

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At March 31, 2022, LFB and LFNY had no such underwriting commitments.

See Notes 5 and 13 for information regarding commitments relating to investment capital funding commitments and obligations to fund our pension plans, respectively.

In the opinion of management, the fulfillment of the commitments described herein will not have a material adverse effect on the Company’s condensed consolidated financial position or results of operations.

Legal—The Company is involved from time to time in judicial, governmental, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses, including proceedings initiated by former employees alleging wrongful termination. The Company reviews such matters on a case-by-case basis and establishes any required accrual if a loss is probable and the amount of such loss can be reasonably estimated. The Company may experience significant variation in its revenue and earnings on a quarterly basis. Accordingly, the results of any pending matter or matters could be significant when compared to the Company’s earnings in any particular quarter. The Company believes, however, based on currently available information, that the results of any pending matters, in the aggregate, will not have a material effect on its business or financial condition.

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

During the three month periods ended March 31, 2022 and 2021, Lazard Group distributed $56,039 and $13,934, respectively, to the subsidiaries of Lazard Ltd.

In addition, in February 2022, Lazard Group distributed 1,902,756 shares of common stock to one of its managing members, which is a subsidiary of Lazard Ltd, in a non-cash transaction, in connection with the settlement of profits interest participation rights during the three month period ended March 31, 2022 (see Note 12). There was no impact on total members’ equity resulting from this distribution.

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.

Share Repurchase Program— Since 2021 and through the three month period ended March 31, 2022, the Board of Directors of Lazard authorized the repurchase of common stock as set forth in the table below:

Date	Repurchase Authorization	Expiration
April 2021	$300,000	December 31, 2022
February 2022	$300,000	December 31, 2024

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Three Months Ended March 31:	Number of Shares Purchased	Average Price Per Share
2021	2,899,541	$42.30
2022	4,717,821	$37.26

During the three month periods ended March 31, 2022 and 2021, certain of our executive officers received common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the three month period ended March 31, 2021, the Company purchased shares of common stock from certain of our executive officers. There were no such purchases (other than for taxes) during the three month period ended March 31, 2022. The aggregate value of all such purchases during the three month periods ended March 31, 2022 and 2021 was approximately $11,500 and $18,600, respectively. Such shares of common stock are reported at cost.

As of March 31, 2022, a total of $318,054 of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, $18,054 of which will expire on December 31, 2022 and $300,000 of which will expire on December 31, 2024.

During the three month period ended March 31, 2022, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

Accumulated Other Comprehensive Income (Loss) (“AOCI”), Net of Tax—The tables below reflect the balances of each component of AOCI at March 31, 2022 and 2021 and activity during the three month periods then ended:

	Three Months Ended March 31, 2022
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2022	$(76,355)	$(132,680)	$(209,035)	$2	$(209,037)
Activity:
Other comprehensive income (loss) before reclassifications	(18,187)	3,439	(14,748)	(2)	(14,746)
Adjustments for items reclassified to earnings, net of tax	-	849	849	-	849
Net other comprehensive income (loss)	(18,187)	4,288	(13,899)	(2)	(13,897)
Balance, March 31, 2022	$(94,542)	$(128,392)	$(222,934)	$-	$(222,934)

	Three Months Ended March 31, 2021
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2021	$(20,438)	$(173,006)	$(193,444)	$2	$(193,446)
Activity:
Other comprehensive income (loss) before reclassifications	(20,038)	1,065	(18,973)	(1)	(18,972)
Adjustments for items reclassified to earnings, net of tax	-	1,336	1,336	-	1,336
Net other comprehensive income (loss)	(20,038)	2,401	(17,637)	(1)	(17,636)
Balance, March 31, 2021	$(40,476)	$(170,605)	$(211,081)	$1	$(211,082)

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The table below reflects adjustments for items reclassified from AOCI, by component, for the three month periods ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Employee benefit plans:
Amortization relating to employee benefit plans (a)	$1,116	$1,717
Less - related income taxes	267	381
Total reclassifications, net of tax	$849	$1,336

(a)	Included in the computation of net periodic benefit cost (see Note 13). Such amounts are included in “operating expenses—other” on the condensed consolidated statements of operations.

Noncontrolling Interests—Noncontrolling interests principally represent (i) interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own, (ii) LGAC interests (see Note 1) and (iii) consolidated VIE interests held by employees (see Note 18).

The tables below summarize net income (loss) attributable to noncontrolling interests for the three month periods ended March 31, 2022 and 2021 and noncontrolling interests as of March 31, 2022 and December 31, 2021 in the Company’s condensed consolidated financial statements:

	Net Income (Loss) Attributable to Noncontrolling Interests
	Three Months Ended
	March 31,
	2022	2021
Edgewater	$6,988	$1,456
LFI Consolidated Funds	(2,751)	2,268
LGAC	2,860	(200)
Other	2	3
Total	$7,099	$3,527

	Noncontrolling Interests as of
	March 31,	December 31,
	2022	2021
Edgewater	$47,485	$44,826
LFI Consolidated Funds	79,100	67,299
LGAC	(12,447)	(13,445)
Other	13	16
Total	$114,151	$98,696

12.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2018 Plan, 2008 Plan and 2005 Equity Incentive Plan (the “2005 Plan”) and activity with respect thereto during the three month periods ended March 31, 2022 and 2021 is presented below.

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

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs, restricted stock, profits interest participation rights, including PRPUs, and other share-based awards) and “professional services” expense (with respect to DSUs) within the Company’s accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Share-based incentive awards:
RSUs	$26,659	$34,805
PRSUs	245	5,559
Restricted Stock	4,936	6,067
Profits interest participation rights	21,448	21,573
DSUs	75	93
Total	$53,363	$68,097

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

RSUs generally include a dividend participation right that provides that, during the applicable vesting period, each RSU is attributed additional RSUs equivalent to any dividends paid on common stock during such period. During the three month period ended March 31, 2022, dividend participation rights required the issuance of 106,885 RSUs.

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

Lazard Ltd’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of common stock on the date immediately preceding the date of the grant. During the three month period ended March 31, 2022, 3,929 DSUs had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs during the three month period ended March 31, 2022:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	8,150,782	$41.16	338,408	$38.01
Granted (including 106,885 RSUs relating to dividend participation)	3,692,028	$33.09	3,929	$37.95
Forfeited	(16,550)	$42.41	-	-
Settled	(3,767,006)	$39.14	-	$-
Balance, March 31, 2022	8,059,254	$38.40	342,337	$38.01

The weighted-average grant date fair value of RSUs granted during the three month periods ended March 31, 2022 and 2021, was $33.09 and $43.13, respectively. The weighted-average grant date fair value of DSUs granted during the three month periods ended March 31, 2022 and 2021was $37.95 and $41.92, respectively.

In connection with RSUs that settled during the three month period ended March 31, 2022, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,490,239 shares of common stock during such three month period. Accordingly, 2,276,767 shares of common stock held by the Company were delivered during the three month period ended March 31, 2022.

As of March 31, 2022, estimated unrecognized RSU compensation expense was $181,224, with such expense expected to be recognized over a weighted average period of approximately 1.0 years subsequent to March 31, 2022.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Restricted Stock

The following is a summary of activity related to shares of restricted common stock associated with compensation arrangements during the three month period ended March 31, 2022:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	871,227	$41.24
Granted (including 8,948 relating to dividend participation)	1,005,983	$33.17
Forfeited	(710)	$34.65
Settled	(344,359)	$38.10
Balance, March 31, 2022	1,532,141	$36.65

The weighted-average grant date fair value of restricted stock granted during the three month periods ended March 31, 2022 and 2021was $33.17 and $43.23, respectively.

In connection with shares of restricted common stock that settled during the three month period ended March 31, 2022, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 131,069 shares of common stock during such three month period. Accordingly, 213,290 shares of common stock held by the Company were delivered during the three month period ended March 31, 2022.

Restricted stock awards granted in 2022 generally include a dividend participation right that provides that during the applicable vesting period each restricted stock award is attributed additional shares of restricted common stock equivalent to any dividends paid on common stock during such period. During the three month period ended March 31, 2022, dividend participation rights required the issuance of 8,948 shares of restricted common stock.

At March 31, 2022, estimated unrecognized restricted stock expense was $41,775, with such expense to be recognized over a weighted average period of approximately 1.0 years subsequent to March 31, 2022.

PRSUs

PRSUs are RSUs that are subject to performance-based and service-based vesting conditions, and beginning with awards granted in February 2021, a market-based condition. The number of shares of common stock that a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance-based and, beginning with awards granted in February 2021, market-based metrics that relate to Lazard Ltd’s performance over a three-year period. The target number of shares of common stock subject to each PRSU is one; however, based on the achievement of the performance criteria, the number of shares of common stock that may be received in connection with each PRSU generally can range from zero to two times the target number for awards granted prior to February 2021. For awards granted beginning in February 2021, based on both the performance-based and market-based criteria, the number of shares of common stock can range from zero to 2.4 times the target number. PRSUs will vest on a single date approximately three years following the date of the grant, provided the applicable service and performance conditions are satisfied. PRSUs granted prior to February 2021 include dividend participation rights that provide that during vesting periods, the target number of PRSUs receive dividend equivalents at the same rate that dividends are paid on common stock during such periods. These dividend equivalents are credited as RSUs that are not subject to the performance-based vesting criteria but are otherwise subject to the same restrictions as the underlying PRSUs to which they relate. PRSUs granted beginning in February 2021 include dividend participation rights that are subject to the same vesting restrictions (including performance criteria) as the underlying PRSUs to which they relate and are settled in cash at the same rate that dividends are paid on common stock.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following is a summary of activity relating to PRSUs during the three month period ended March 31, 2022:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	32,394	$46.63
Granted	62,296	$35.44
Balance, March 31, 2022	94,690	$39.27

The weighted-average grant date fair value of PRSUs granted during the three month periods ended March 31, 2022 and 2021was $35.44 and $46.63, respectively.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of March 31, 2022, the total estimated unrecognized compensation expense was $4,510, and the Company expects to amortize such expense over a weighted-average period of approximately 1.3 years subsequent to March 31, 2022.

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

Profits interest participation rights are a class of membership interests in the Company that are intended to qualify as “profits interests” for U.S. federal income tax purposes, and are recorded within members’ equity in the Company’s condensed consolidated statements of financial condition.  The profits interest participation rights generally allow the recipient to realize value only to the extent that both (i) the service-based vesting conditions and, if applicable, the performance-based and incremental market-based conditions, are satisfied, and (ii) an amount of economic appreciation in the assets of the Company occurs as necessary to satisfy certain partnership tax rules (referred to as the “Minimum Value Condition”) before the fifth anniversary of the grant date, otherwise the profits interest participation rights will be forfeited.  Upon satisfaction of such conditions, profits interest participation rights that are in parity with the value of common stock will be exchanged on a one-for-one basis for shares of common stock. If forfeited based solely on failing to meet the Minimum Value Condition, the associated compensation expense would not be reversed. With regard to the profits interest participation rights granted in February 2019 and February 2020, the Minimum Value Condition was met during the years ended December 31, 2020 and December 31, 2021, respectively. On March 1, 2022, the profits interest participation rights granted in February 2019, for which the Minimum Value Condition and other vesting conditions were satisfied, were exchanged on a one-for-one basis for shares of common stock.

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

The number of shares of common stock that a recipient will receive upon the exchange of a PRPU award is calculated by reference to applicable performance-based and, beginning with PRPUs granted in 2021, incremental market-based conditions and only result in value to the recipient to the extent the conditions are satisfied. The target number of shares of common stock subject to each PRPU is one. Based on the achievement of performance criteria, as determined by the Compensation Committee, the number of shares of common stock that may be received in connection with the PRPU awards granted in February 2019 and February 2020 will range from zero to two times the target number. For the PRPU awards granted beginning in February 2021, subject to both performance-based and incremental market-based criteria, the number of shares will range from zero to 2.4 times the target number. Unless applicable conditions are satisfied during the three year performance period, and the Minimum Value Condition is satisfied within five years following the grant date, all PRPUs will be forfeited, and the recipients will not be entitled to any such awards.

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

The following is a summary of activity relating to profits interest participation rights, including PRPUs, during the three month period ended March 31, 2022:

	Profits Interest Participation Rights	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	4,122,993	$41.50
Granted	1,521,103	$34.53
Settled	(1,902,756)	$38.76
Balance, March 31, 2022 (a)	3,741,340	$40.06

(a)

Table includes 1,960,613 PRPUs, which represents the target number of PRPUs granted as of March 31, 2022, including 963,660 PRPUs granted during the three month period ended March 31, 2022. The weighted average grant date fair values for PRPUs and other profits interest participation rights outstanding as of January 1, 2022 were $41.82 and $41.20, respectively. The weighted average grant date fair values for PRPUs and other profits interest participation rights granted during the three month period ended March 31, 2022 were $35.44 and $32.95, respectively. The weighted average grant date fair values for PRPUs and other profits interest participation rights settled during the three month period ended March 31, 2022 were $38.86 and $38.65, respectively. The weighted average grant date fair values for PRPUs and other profits interest participation rights outstanding as of March 31, 2022 were $40.20 and $39.90, respectively.

The weighted average grant date fair value of profits interest participation rights granted during the three month periods ended March 31, 2022 and 2021 was $34.53 and $44.73, respectively. Compensation expense recognized for profits interest participation rights, including PRPUs, is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of March 31, 2022, the total estimated unrecognized compensation expense was $74,580. The Company expects to amortize such expense over a weighted-average period of approximately 0.7 years subsequent to March 31, 2022.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the three month period ended March 31, 2022:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2022	$108,049	$358,877
Granted	166,096	166,096
Settled	-	(115,744)
Forfeited	61	(171)
Amortization	(32,528)	-
Change in fair value related to:
Change in fair value of underlying investments	-	(14,323)
Adjustment for estimated forfeitures	-	3,329
Other	129	(303)
Balance, March 31, 2022	$241,807	$397,761

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 1.0 years subsequent to March 31, 2022.

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month periods ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Amortization, net of forfeitures	$35,625	$30,023
Change in the fair value of underlying investments	(14,323)	7,487
Total	$21,302	$37,510

13.	EMPLOYEE BENEFIT PLANS

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s pension plans for the three month periods ended March 31, 2022 and 2021:

	Pension Plans
	Three Months Ended March 31,
	2022	2021
Components of Net Periodic Benefit Cost (Credit):
Service cost	$211	$226
Interest cost	3,000	2,115
Expected return on plan assets	(6,624)	(6,534)
Amortization of:
Prior service cost	29	30
Net actuarial loss (gain)	1,087	1,687
Settlement loss	436	380
Net periodic benefit cost (credit)	$(1,861)	$(2,096)

14.	INCOME TAXES

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

The Company recorded income tax provisions of 15,613 and 26,777 for the three month periods ended March 31, 2022 and 2021, respectively, representing effective tax rates of 9.6%, and 19.6%, respectively. The difference between the U.S. federal statutory rate of 21.0% and the effective tax rates reflected above principally relates to (i) Lazard Group primarily operating as a limited liability company in the U.S., (ii) taxes payable to foreign jurisdictions, (iii) the tax impact of differences in the value of share based incentive compensation and other discrete items, (iv) change in the valuation allowance affecting the provision for income taxes, (v) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate, and (vi) impact of U.S. tax reform, including base erosion and anti-abuse tax.

15.	RELATED PARTIES

Receivables from and Payables to Lazard Ltd Subsidiaries

The partial settlement of the interest-bearing loans in the first quarter of 2021 of $4,967 reflects the transfer of 121,794  shares of common stock from Lazard Group to a subsidiary of Lazard Ltd. Such amount was reflected in members’ equity as of March 31, 2021 and was a non-cash transaction.

Sponsored Funds

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Investment advisory fees relating to such services were $164,371 and $173,678 for the three month periods ended March 31, 2022 and 2021, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $92,151 and $96,740 remained as receivables at March 31, 2022 and December 31, 2021, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.

Other

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

See Note 11 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.
16.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $5, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At March 31, 2022, LFNY’s regulatory net capital was $46,066, which exceeded the minimum requirement by $43,337. LFNY’s aggregate indebtedness to net capital ratio was 0.89:1 as of March 31, 2022.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At March 31, 2022, the aggregate regulatory net capital of the U.K. Subsidiaries was $169,363, which exceeded the minimum requirement by $107,228.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At December 31, 2021, the consolidated regulatory net capital of CFLF was $143,046 which exceeded the minimum requirement set for regulatory capital levels by $72,846. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At December 31, 2021, the regulatory net capital of the combined European regulated group was $162,804, which exceeded the minimum requirement set for regulatory capital levels by $80,912. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At March 31, 2022, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $186,506, which exceeded the minimum required capital by $157,703.

At March 31, 2022, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The Company’s segment information for the three month periods ended March 31, 2022 and 2021 is prepared using the following methodology:

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

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended
		March 31,
		2022	2021
Financial Advisory	Net Revenue	$389,902	$317,522
	Operating Expenses	294,964	255,907
	Operating Income	$94,938	$61,615
Asset Management	Net Revenue	$338,501	$347,490
	Operating Expenses	241,516	232,103
	Operating Income	$96,985	$115,387
Corporate	Net Revenue (Expense)	$(33,818)	$(5,663)
	Operating Expenses (Credit)	(4,930)	34,946
	Operating Loss	$(28,888)	$(40,609)
Total	Net Revenue	$694,585	$659,349
	Operating Expenses	531,550	522,956
	Operating Income	$163,035	$136,393

	As Of
	March 31, 2022	December 31, 2021
Total Assets
Financial Advisory	$1,309,565	$1,217,654
Asset Management	951,464	1,128,549
Corporate	4,213,292	4,394,179
Total	$6,474,321	$6,740,382

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

18.	CONSOLIDATED VIEs

The Company’s consolidated VIEs as of March 31, 2022 and December 31, 2021 include LGAC (see Note 1) and certain funds (“LFI Consolidated Funds”) that were established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement.  Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.  The assets of LFI Consolidated Funds, except as it relates to $158,783 and $140,371 of LFI held by Lazard Group as of March 31, 2022 and December 31, 2021, respectively, can only be used to settle the obligations of LFI Consolidated Funds. The Company’s consolidated VIE assets and liabilities for LFI Consolidated Funds as reflected in the condensed consolidated statements of financial condition consist of the following at March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$3,702	$3,936
Customers and other receivables	1,558	305
Investments	233,520	204,062
Other assets	462	328
Total Assets	$239,242	$208,631

LIABILITIES
Deposits and other customer payables	$781	$50
Other liabilities	580	910
Total Liabilities	$1,361	$960

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Group’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”). All references to “2022,” “2021,” “first quarter” or “the period” refer to, as the context requires, the three month periods ended March 31, 2022 and 2021.

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

Business Summary

Lazard, one of the world’s preeminent financial advisory and asset management firms, operates from 40 cities across 25 countries in North and South America, Europe, Asia and Australia. With origins dating to 1848, we have long specialized in crafting solutions to the complex financial and strategic challenges of a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals.

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

Our principal sources of revenue are derived from activities in the following business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding M&A, restructurings, capital advisory, shareholder advisory, capital raising, sovereign advisory and other strategic advisory matters, and

•

Asset Management, which offers a broad range of global investment solutions and investment and wealth management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.

In addition, we record selected other activities in our Corporate segment, including management of cash, investments, deferred tax assets, outstanding indebtedness, certain contingent obligations and certain assets and liabilities associated with (i) Lazard Group’s Paris-based subsidiary, Lazard Frères Banque SA (“LFB”), and (ii) a special purpose acquisition company sponsored by an affiliate of the Company, Lazard Growth Acquisition Corp. I (“LGAC”).

Our consolidated net revenue was derived from the following segments:

	Three Months Ended
	March 31,
	2022	2021
Financial Advisory	56%	48%
Asset Management	49	53
Corporate	(5)	(1)
Total	100%	100%

We also invest our own capital from time to time, generally alongside capital of qualified institutional and individual investors in alternative investments or private equity investments, and make investments to seed our Asset Management strategies.

Business Environment and Outlook

Economic and global financial market conditions can materially affect our financial performance. As described above, our principal sources of revenue are derived from activities in our Financial Advisory and Asset Management business segments. Our Financial Advisory revenues are primarily dependent on the successful completion of merger, acquisition, restructuring, capital raising or similar transactions, and our Asset Management revenues are primarily driven by the levels of AUM. Weak economic and global financial market conditions can result in a challenging business environment for M&A and capital-raising activity as well as our Asset Management business, but may provide opportunities for our restructuring business.

The global macroeconomic environment remains unsettled due to a number of factors, including geopolitical instability, especially Russia’s invasion of Ukraine, heightened inflation, the coronavirus (“COVID-19”) pandemic-related lockdowns in China, a rising interest rate environment and supply chain challenges.

Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.

•

Financial Advisory—Despite the global macroeconomic environment, our engagement with clients remains robust. The global scale and breadth of our Financial Advisory business enables us to advise on a wide range of strategic and restructuring transactions across a variety of industries. In addition, we continue to invest in our Financial Advisory business by selectively hiring talented senior professionals in an effort to enhance our capabilities and sector expertise in M&A, capital structure and public and private capital markets.

•

Asset Management—In the short to intermediate term, we normally would expect most investor demand to come through financial institutions, and from defined benefit and defined contribution plans in developed economies because of their sheer scope and size. However, uncertainty due to the ongoing health crisis, emergent concerns about inflation, and geopolitical instability may impact our business in a manner that we cannot predict. Over the longer term, and depending upon local and global market conditions, we would expect an increasing share of our AUM to come from the developing economies around the globe, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Given our diversified investment platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from opportunities across the asset management industry despite the current challenges that markets have created for that industry. We are continually developing new investment strategies that extend our existing platforms and assessing potential product acquisitions or other inorganic growth opportunities. Among other efforts, we have been particularly focused on continuing to incorporate environmental, social and governance (“ESG”) considerations, as appropriate, into our investment research and launching strategies that use ESG and sustainability factors to drive long-term investment returns. In addition to these new ESG and sustainable strategies, recent examples of growth initiatives include the following: various Quantitative Equity strategies, new convertible bond strategies, thematically oriented strategies, a new long/short credit strategy and a new Technology, Media and Telecom long/short equity strategy.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value and number of all completed transactions decreased in the first quarter of 2022 as compared to the first quarter of 2021, while completed transactions involving values greater than $500 million increased as compared to the first quarter of 2021. With respect to announced M&A transactions, the value and number of all transactions, including the subset of announced transactions involving values greater than $500 million, decreased in the first quarter of 2022 as compared to the first quarter of 2021.

	Three Months Ended
	March 31,
	2022	2021	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$1,105	$1,119	(1)%
Number	6,354	9,165	(31)%
Deals Greater than $500 million:
Value	$878	$858	2%
Number	361	334	8%
Announced M&A Transactions:
All deals:
Value	$1,030	$1,472	(30)%
Number	6,914	9,438	(27)%
Deals Greater than $500 million:
Value	$775	$1,177	(34)%
Number	343	478	(28)%

Source: Dealogic as of April 5, 2021.

Global restructuring activity during the first quarter of 2022, as measured by the number of corporate defaults, decreased as compared to 2021. The number of defaulting issuers was 23 in the first quarter of 2022 according to Moody’s Investors Service, Inc., as compared to 13 in 2021.

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

Asset Management

The percentage change in major equity market indices at March 31, 2022, as compared to such indices at December 31, 2021 and at March 31, 2021, is shown in the table below.

	Percentage Changes March 31, 2022 vs.
	December 31, 2021	March 31, 2021
MSCI World Index	(5)%	10%
Euro Stoxx	(9)%	2%
MSCI Emerging Market	(7)%	(11)%
S&P 500	(5)%	16%

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

Corporate segment total assets represented 65% of Lazard’s consolidated total assets as of March 31, 2022, which are attributable to cash and cash equivalents, restricted cash associated with LGAC, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, investments accounted for under the equity method of accounting, deferred tax assets and certain other assets associated with LFB and LGAC.

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

See “Critical Accounting Policies and Estimates—Income Taxes” below and Notes 14 of Notes to Condensed Consolidated Financial Statements for additional information regarding income taxes and our deferred tax assets.

Noncontrolling Interests

Noncontrolling interests primarily consist of (i) amounts related to Edgewater’s management vehicles that the Company is deemed to control but not own, (ii) LGAC interests (see Note 1 of Notes to Condensed Consolidated Financial Statements) and (iii) consolidated VIE interests held by employees. See Notes 11 and 18 of Notes to Condensed Consolidated Financial Statements for information regarding the Company’s noncontrolling interests and consolidated VIEs.

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

	Three Months Ended
	March 31,
	2022	2021
	($ in thousands)
Net Revenue	$694,585	$659,349
Operating Expenses:
Compensation and benefits	393,944	399,309
Non-compensation	137,591	123,632
Amortization of intangible assets related to acquisitions	15	15
Total operating expenses	531,550	522,956
Operating Income	163,035	136,393
Provision for income taxes	15,613	26,777
Net Income	147,422	109,616
Less - Net Income Attributable to Noncontrolling Interests	7,099	3,527
Net Income Attributable to Lazard Group	$140,323	$106,089
Operating Income, as a % of net revenue	23.5%	20.7%

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

	Three Months Ended
	March 31,
	2022	2021
	($ in thousands)
Operating Revenue:
Net revenue	$694,585	$659,349
Adjustments:
Interest expense (a)	18,795	18,274
Distribution fees, reimbursable deal costs, bad debt expense and other (b)	(18,806)	(16,705)
Revenue related to noncontrolling interests (c)	(10,795)	(6,361)
(Gains) losses on investments pertaining to LFI (d)	14,323	(7,487)
Operating revenue	$698,102	$647,070

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

	Three Months Ended
	March 31,
	2022	2021
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$393,944	$399,309
Adjustments:
Noncontrolling interests (a)	(2,462)	(1,958)
(Charges) credits pertaining to LFI (b)	14,323	(7,487)
Expenses associated with restructuring and closing of certain offices	-	(6,623)
Adjusted compensation and benefits expense	$405,805	$383,241
Adjusted compensation and benefits expense, as a % of operating revenue	58.1%	59.2%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)

Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

	Three Months Ended
	March 31,
	2022	2021
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$137,591	$123,632
Adjustments:
Expenses relating to office space reorganization (a)	(1,124)	(1,416)
Distribution fees, reimbursable deal costs, bad debt expense and other (b)	(18,806)	(16,705)
Noncontrolling interests (c)	(1,236)	(679)
Expenses associated with restructuring and closing of certain offices	-	(2,971)
Adjusted non-compensation expense	$116,425	$101,861
Adjusted non-compensation expense, as a % of operating revenue	16.7%	15.7%

(a)	Represents building depreciation and other costs related to office space reorganization.
(b)

Represents certain distribution, introducer and management fees paid to third parties, reimbursable deal costs and bad debt expense relating to fees that are deemed uncollectible for which an equal amount is included for purposes of determining operating revenue.

(c)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.
	Three Months Ended
	March 31,
	2022	2021
	($ in thousands)
Earnings From Operations:
Operating revenue	$698,102	$647,070
Deduct:
Adjusted compensation and benefits expense	(405,805)	(383,241)
Adjusted non-compensation expense	(116,425)	(101,861)
Earnings from operations	$175,872	$161,968
Earnings from operations, as a % of operating revenue	25.2%	25.0%

Headcount information is set forth below:

	As of
	March 31, 2022	December 31, 2021	March 31, 2021
Headcount:
Managing Directors:
Financial Advisory (a)	213	176	181
Asset Management	119	110	110
Corporate	24	22	23
Total Managing Directors	356	308	314
Other Business Segment Professionals and Support Staff:
Financial Advisory (a)	1,325	1,335	1,334
Asset Management	1,107	1,088	1,012
Corporate	433	429	412
Total	3,221	3,160	3,072

(a)

In 2022, in addition to customary year-end changes, Financial Advisory headcount reflects a reclass of 20 employees from professionals to managing directors due to a consolidation of the Lazard Middle Market LLC broker-dealer license.

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

Three Months Ended March 31, 2022 versus March 31, 2021

The Company reported net income attributable to Lazard Group of $140 million, as compared to net income attributable to Lazard Group of $106 million in the 2021 period.

Net revenue increased $35 million, or 5%, with operating revenue increasing $51 million, or 8%, as compared to the 2021 period. Fee revenue from investment banking and other advisory activities increased $72 million, or 23%, as compared to the 2021 period. Asset management fees, including incentive fees, decreased $12 million, or 4%, as compared to the 2021 period. In the aggregate, interest income, other revenue and interest expense decreased $25 million, as compared to the 2021 period.

Compensation and benefits expense decreased $5 million, or 1%, as compared to the 2021 period.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $406 million, an increase of $23 million, or 6%, as compared to $383 million in the 2021 period. The ratio of adjusted compensation and benefits expense to operating revenue was 58.1% for the 2022 period, as compared to 59.2% for the 2021 period.

Non-compensation expense increased $14 million, or 11%, as compared to the 2021 period, primarily due to increased marketing and business development expenses from higher travel, and continued investments in technology. Adjusted non-compensation expense increased $15 million, or 14%, as compared to the 2021 period. The ratio of adjusted non-compensation expense to operating revenue was 16.7% for the 2022 period, as compared to 15.7% for the 2021 period.

Operating income increased $27 million, or 20%, as compared to the 2021 period.

Earnings from operations increased $14 million, or 9%, as compared to the 2021 period, and, as a percentage of operating revenue, was 25.2% for the 2022 period, as compared to 25.0% for the 2021 period.

The provision for income taxes reflects an effective tax rate of 9.6%, as compared to 19.6% for the 2021 period. The decrease in the effective tax rate principally relates to changes in the geographic mix of earnings and an increase in discrete benefits.

Net income attributable to noncontrolling interests increased $4 million as compared to the 2021 period.

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

Financial Advisory

The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended
	March 31,
	2022	2021
	($ in thousands)
Net Revenue	$389,902	$317,522
Operating Expenses	294,964	255,907
Operating Income	$94,938	$61,615
Operating Income, as a % of net revenue	24.3%	19.4%

Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended
	March 31,
	2022	2021
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	66	75
Percentage of total Financial Advisory net revenue from top 10 clients	44%	32%
Number of M&A transactions completed with values greater than $500 million (a)	19	26

(a)	Source: Dealogic as of April 5, 2022.

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

	Three Months Ended
	March 31,
	2022	2021
Americas	50%	56%
EMEA	48	42
Asia Pacific	2	2
Total	100%	100%

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

Three Months Ended March 31, 2022 versus March 31, 2021

Financial Advisory net revenue increased $72 million, or 23%, as compared to the 2021 period. The increase in Financial Advisory net revenue was primarily a result of an increase in the number of fees greater than $10 million as compared to the 2021 period.

Operating expenses increased $39 million, or 15%, as compared to the 2021 period, primarily due to increases in compensation and benefits expense associated with increased operating revenue.

Financial Advisory operating income was $95 million, an increase of $33 million, or 54%, as compared to operating income of $62 million in the 2021 period and, as a percentage of net revenue, was 24.3%, as compared to 19.4% in the 2021 period.

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

Either directly, or through our third-party vendors, we perform a variety of regular due diligence procedures on our pricing service providers.

The following table shows the composition of AUM for the Asset Management segment:

	As of
	March 31, 2022	December 31, 2021
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$26,575	$31,227
Global	55,810	59,516
Local	53,832	56,310
Multi-Regional	64,810	73,953
Total Equity	201,027	221,006
Fixed Income:
Emerging Markets	11,997	12,231
Global	13,881	14,410
Local	5,652	6,022
Multi-Regional	13,454	13,623
Total Fixed Income	44,984	46,286
Alternative Investments	4,483	4,203
Private Equity	1,256	1,290
Cash Management	925	954
Total AUM	$252,675	$273,739

Total AUM at March 31, 2022 was $253 billion, a decrease of $21 billion, or 8%, as compared to total AUM of $274 billion at December 31, 2021 due to market and foreign exchange depreciation and net outflows. Average AUM for the first quarter of 2022 decreased 2% as compared to the first quarter of 2021 and 6% as compared to the fourth quarter of 2021.

As of March 31, 2022, approximately 86% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, compared to approximately 87% as of December 31, 2021. As of March 31, 2022, approximately 14% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, compared to approximately 13% as of December 31, 2021.

As of both March 31, 2022 and December 31, 2021, AUM with foreign currency exposure represented approximately 65% of our total AUM. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$221,006	$6,116	$(12,814)	$(6,698)	$(11,639)	$(1,642)	$201,027
Fixed Income	46,286	2,555	(2,706)	(151)	(742)	(409)	44,984
Other	6,447	771	(447)	324	(64)	(43)	6,664
Total	$273,739	$9,442	$(15,967)	$(6,525)	$(12,445)	$(2,094)	$252,675

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

	Three Months Ended March 31, 2021
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

As of April 22, 2022, AUM was $243.4 billion, a $9.3 billion decrease since March 31, 2022. The decrease in AUM was due to market depreciation of $5.4 billion, foreign exchange depreciation of $3.6 billion and net outflows of $242 million.

Average AUM for the three month periods ended March 31, 2022 and 2021 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended
	March 31,
	2022	2021
	($ in millions)
Average AUM by Asset Class:
Equity	$204,121	$211,999
Fixed Income	45,811	44,335
Alternative Investments	4,400	2,918
Private Equity	1,266	1,347
Cash Management	832	864
Total Average AUM	$256,430	$261,463

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended
	March 31,
	2022	2021
	($ in thousands)
Net Revenue	$338,501	$347,490
Operating Expenses	241,516	232,103
Operating Income	$96,985	$115,387
Operating Income, as a % of net revenue	28.7%	33.2%

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended
	March 31,
	2022	2021
Americas	47%	46%
EMEA	43	44
Asia Pacific	10	10
Total	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended March 31, 2022 versus March 31, 2021

Asset Management net revenue decreased $9 million, or 3%, as compared to the 2021 period. Management fees and other revenue was $313 million as compared to $315 million in the 2021 period. Incentive fees were $25 million, a decrease of $8 million as compared to $33 million in the 2021 period.

Operating expenses increased $9 million, or 4%, as compared to the 2021 period.

Asset Management operating income was $97 million, a decrease of $18 million, or 16%, as compared to operating income of $115 million in the 2021 period and as a percentage of net revenue, was 28.7%, as compared to 33.2% in the 2021 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended
	March 31,
	2022	2021
	($ in thousands)
Interest Income	$1,066	$494
Interest Expense	(19,062)	(18,763)
Net Interest (Expense)	(17,996)	(18,269)
Other Revenue (Expense)	(15,822)	12,606
Net Revenue (Expense)	(33,818)	(5,663)
Operating Expenses (Credit)	(4,930)	34,946
Operating Loss	$(28,888)	$(40,609)

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended March 31, 2022 versus March 31, 2021

Net interest expense remained substantially the same as compared to the 2021 period.

Other revenue decreased $28 million as compared to the 2021 period primarily due to losses in the 2022 period as compared to gains in the 2021 period attributable to investments held in connection with LFI.

Operating expenses decreased $40 million, or 114%, as compared to the 2021 period, primarily due to a decrease in compensation and benefits expense which reflected a decrease in charges pertaining to LFI.

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

Summary of Cash Flows:

	Three Months Ended
	March 31,
	2022	2021
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$147	$110
Adjustments to reconcile net income to net cash provided by operating activities (a)	121	139
Other operating activities (b)	(478)	(369)
Net cash used in operating activities	(210)	(120)
Investing activities	(13)	(7)
Financing activities (c)	(8)	304
Effect of exchange rate changes	(52)	(79)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	(283)	98
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	3,401	2,499
End of Period	$3,118	$2,597

(a)	Consists of the following:

	Three Months Ended
	March 31,
	2022	2021
	($ in millions)
Depreciation and amortization of property	$10	$9
Noncash lease expense	17	17
Amortization of deferred expenses and share-based incentive compensation	91	100
Deferred tax provision	3	13
Total	$121	$139

(b)	Includes net changes in operating assets and liabilities.
(c)

Consists primarily of purchases of shares of common stock, tax withholdings related to the settlement of vested RSUs, vested restricted stock awards and vested PRSUs, changes in customer deposits, distributions to members and noncontrolling interest holders and in 2021, contributions from redeemable noncontrolling interests and payments of underwriting fees and other offering costs associated with the LGAC IPO.

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

Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”. In the first quarter of 2022, as reflected on the condensed consolidated statements of financial condition, both “deposits with banks and short-term investments” and “deposits and other customer payables” increased as compared to December 31, 2021, and reflect the level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG.

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

We regularly monitor our liquidity position, including cash levels, lease obligations, investments in U.S. Treasury securities, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, distributions to members, purchases of shares of common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At March 31, 2022, Lazard had approximately $865 million of cash, with such amount including approximately $551 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings. We expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.

As of March 31, 2022, the Company’s lease obligations were $58 million for 2022 (April 1through December 31), $143 million from 2023 through 2024, $118 million from 2025 through 2026 and $324 million through 2033.

As of March 31, 2022, Lazard had approximately $207 million in unused lines of credit available to it, including a $200 million, three-year, senior revolving credit facility with a group of lenders that expires in July 2023 (the “Amended and Restated Credit Agreement”) and unused lines of credit available to LFB of approximately $6 million.

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00, provided that the Consolidated Leverage Ratio may be greater than 3.25 to 1.00 for two (consecutive or nonconsecutive) quarters so long as it is not greater than 3.50 to 1.00 on the last day of any such quarter, or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended March 31, 2022, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.31 to 1.00 and its Consolidated Interest Coverage Ratio being 17.13 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of March 31, 2022.

In addition, the Amended and Restated Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions and also contains customary LIBOR-replacement mechanics. At March 31, 2022, the Company was in compliance with all of these provisions.

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

Financing Activities

The table below sets forth our corporate indebtedness as of March 31, 2022 and December 31, 2021. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		March 31, 2022			December 31, 2021
Senior Debt	Maturity Date	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2025 Senior Notes	2025	$400.0	$1.4	$398.6	$400.0	$1.5	$398.5
Lazard Group 2027 Senior Notes	2027	300.0	1.9	298.1	300.0	2.0	298.0
Lazard Group 2028 Senior Notes	2028	500.0	5.5	494.5	500.0	5.7	494.3
Lazard Group 2029 Senior Notes	2029	500.0	5.4	494.6	500.0	5.6	494.4
		$1,700.0	$14.2	$1,685.8	$1,700.0	$14.8	$1,685.2

The indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants (none of which relate to financial condition), events of default and other customary provisions. At March 31, 2022, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Members’ Equity

At March 31, 2022, total members’ equity was $777 million, as compared to $874 million at December 31, 2021, including $663 million and $776 million attributable to Lazard Group on the respective dates. The net activity in members’ equity during the three month period ended March 31, 2022 is reflected in the table below (in millions of dollars):

Members’ Equity - January 1, 2022	$874
Increase (decrease) due to:
Net income	145
Other comprehensive loss	(14)
Amortization of share-based incentive compensation	53
Purchase of common stock	(176)
Settlement of share-based incentive compensation (a)	(58)
Distributions to members and noncontrolling interests	(60)
Other - net	13
Members’ Equity - March 31, 2022	$777

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

Three Months Ended March 31:	Number of Shares Purchased	Average Price Per Share
2021	2,899,541	$42.30
2022	4,717,821	$37.26

As of March 31, 2022, a total of $318 million of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, of which $18 million will expire on December 31, 2022 and $300 million of which will expire on December 31, 2024.

During the three month period ended March 31, 2022, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

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

Critical Accounting Policies and Estimates

The preparation of Lazard’s condensed consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Lazard evaluates its estimates, including those related to revenue recognition, the allowance for doubtful accounts, income taxes and goodwill. Lazard bases these estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, including judgments regarding the carrying values of assets and liabilities, that are not readily apparent from other sources. Actual results may differ from these estimates.

The following is a description of Lazard’s critical accounting estimates and judgments used in the preparation of its condensed consolidated financial statements.

Revenue Recognition

Lazard generates substantially all of its revenue from providing Financial Advisory and Asset Management services to clients. Lazard recognizes revenue in accordance with the criteria in Note 2 of Notes to Consolidated Financial statements in our Form 10-K.

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

We consider multiple possible sources of taxable income when assessing a valuation allowance against a deferred tax asset. See Note 2 of Notes to Consolidated Financial Statements in our Form 10-K for additional information on sources of taxable income, and the information considered when assessing whether a valuation allowance is required.

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

Consolidation

The condensed consolidated financial statements include entities in which Lazard has a controlling interest. Lazard determines whether it has a controlling interest in an entity by first evaluating whether the entity is a voting interest entity (“VOE”) or a variable interest entity (“VIE”) under U.S. GAAP.

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

Seed investments held in entities in which the Company maintained a controlling interest were $74 million in eleven entities as of March 31, 2022, as compared to $74 million in ten entities as of December 31, 2021. LFI investments held in entities in which the Company maintained a controlling interest were $189 million in nine entities as of March 31, 2022, as compared to $175 million in ten entities as of December 31, 2021.

As of March 31, 2022 and December 31, 2021, the Company did not consolidate any seed investment entities or LFI investment entities, with the exception of the consolidation of certain LFI funds (see Note 18 of Notes to Condensed Consolidated Financial Statements). As such, seed investments and substantially all of LFI investments included in “investments” on the consolidated statements of financial condition represented the Company’s economic interest in the seed and LFI investments.

See Note 1 of Notes to Condensed Consolidated Financial Statements for additional information on the consolidation of LGAC.

Risk Management

Investments

Investments consist primarily of debt and equity securities, and interests in alternative investment, debt, equity and private equity funds. These investments, are carried at fair value on the condensed consolidated statements of financial condition, and any increases or decreases in the fair value of these investments are reflected in earnings. The fair value of investments is generally based upon market prices or the net asset value (“NAV”) or its equivalent for investments in funds.

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

Data relating to investments is set forth below:

	March 31, 2022	December 31, 2021
	($ in thousands)
Seed investments by asset class:
Equities (a)	$118,967	$121,627
Fixed income	9,887	10,343
Alternative investments	30,256	30,495
Total seed investments	159,110	162,465
Other investments owned:
Private equity	29,444	30,127
U.S. Treasury securities	99,845	299,990
Fixed income and other	23,894	24,226
Total other investments owned	153,183	354,343
Subtotal	312,293	516,808
Add:
Private equity consolidated, not owned	19,148	16,462
Equity method	16,167	16,250
LFI	522,236	457,819
Total investments	$869,844	$1,007,339

(a)	At March 31, 2022 and December 31, 2021, seed investments in directly owned equity securities were invested as follows:

	March 31, 2022	December 31, 2021
Percentage invested in:
Financials	15%	16%
Consumer	31	32
Industrial	14	14
Technology	20	26
Other	20	12
Total	100%	100%

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

Equity Market Price Risk—At March 31, 2022 and December 31, 2021, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $128 million and $138 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net (increase) decrease of approximately $(0.6) million and $0.3 million in the carrying value of such investments as of March 31, 2022 and December 31, 2021, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At March 31, 2022 and December 31, 2021, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $149 million and $351 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $0.1 million and $0.6 million in the carrying value of such investments as of March 31, 2022 and December 31, 2021, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At March 31, 2022 and December 31, 2021, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $63 million and $68 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a decrease of approximately $2.0 million and $2.4 million in the carrying value of such investments as of March 31, 2022 and December 31, 2021, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At March 31, 2022 and December 31, 2021, the Company’s exposure to changes in fair value of such investments was approximately $29 million and $30 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $2.9 million and $3.0 million in the carrying value of such investments as of March 31, 2022 and December 31, 2021.

For additional information regarding risks associated with our investments, see Item 1A, “Risk Factors—Other Business Risks—Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios in our Form 10-K.”

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At March 31, 2022, total receivables amounted to $879 million, net of an allowance for doubtful accounts of $34 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries and customers and other receivables comprised 75%, 7% and 18% of total receivables, respectively. At December 31, 2021, total receivables amounted to $864 million, net of an allowance for doubtful accounts of $34 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries and customers and other receivables comprised 77%, 7% and 16% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFG and LFB offer wealth management and banking services to high net worth individuals and families. At March 31, 2022 and December 31, 2021, customers and other receivables included $124 million and $122 million, respectively, of LFB loans. Such loans were fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

The Company monitors its exposures to individual counterparties and diversifies where appropriate to reduce the exposure to concentrations of credit.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $1 million at both March 31, 2022 and December 31, 2021, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements and the derivative liability for warrants exercisable for LGAC Class A ordinary shares that were issued in connection with the LGAC IPO (the “LGAC Warrants”), amounted to $1 million and $3 million at March 31, 2022 and December 31, 2021, respectively.

The Company records the LGAC Warrants as derivative liabilities at fair value, which amounted to $6 million and $10 million at March 31, 2022 and December 31, 2021, respectively, with remeasurement gains and losses recorded in earnings.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $398 million and $359 million at March 31, 2022 and December 31, 2021, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of March 31, 2022, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $9 million in the event interest rates were to increase by 1% and decrease by approximately $9 million if rates were to decrease by 1%.

As of March 31, 2022, the Company’s cash and cash equivalents totaled approximately $865 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and (iii) in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

Operational Risk

Operational risk is inherent in all of our businesses and may, for example, manifest itself in the form of errors, breaches in the system of internal controls, employee misconduct, business interruptions, fraud, including fraud perpetrated by third parties, legal actions due to operating deficiencies, noncompliance or cyber attacks. The Company maintains a framework including policies and a system of internal controls designed to monitor and manage operational risk and provide management with timely and accurate information. Management within each of the operating companies is primarily responsible for its operational risk programs. The Company has in place business continuity and disaster recovery programs that manage its capabilities to provide services in the case of a disruption. We purchase insurance policies designed to help protect the Company against accidental loss and losses that may significantly affect our financial objectives, personnel, property or our ability to continue to meet our responsibilities to our various stakeholder groups.

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

The Company is involved from time to time in judicial, governmental, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our businesses, including proceedings initiated by former employees alleging wrongful termination. The Company reviews such matters on a case-by-case basis and establishes any required accrual if a loss is probable and the amount of such loss can be reasonably estimated. The Company may experience significant variation in its revenue and earnings on a quarterly basis. Accordingly, the results of any pending matter or matters could be significant when compared to the Company’s earnings in any particular quarter. The Company believes, however, based on currently available information, that the results of any pending matters, in the aggregate, will not have a material effect on its business or financial condition.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

10.6*

Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 31, 2022, by and among the Registrant, Lazard Ltd and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on April 6, 2022).

10.7*

Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 31, 2022, by and among the Registrant, Lazard Ltd and Evan L. Russo (incorporated by reference to Exhibit 10.2 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed April 6, 2022).

10.8*

Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 31, 2022, by and among the Registrant, Lazard Ltd and Peter R. Orszag (incorporated by reference to Exhibit 10.3 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on April 6, 2022).

10.9*

Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 29, 2019, by and among the Registrant, Lazard Ltd and Ashish Bhutani (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on April 3, 2019).

10.10*

Resignation Letter Agreement, dated as of March 31, 2022, by and between Lazard Ltd and Ashish Bhutani (incorporated by reference to Exhibit 10.4 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on April 6, 2022).

10.11*

Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 29, 2019, by and among the Registrant, Lazard Ltd and Alexander F. Stern (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on April 3, 2019).

10.12*

Resignation Letter Agreement, dated as of March 31, 2022, by and between Lazard Ltd and Alexander F. Stern (incorporated by reference to Exhibit 10.5 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on April 6, 2022).

10.13*

Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.14*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to Lazard Ltd’s Quarterly Report on Form 10-Q (File No.001-32492) filed on May 11, 2006).

10.15

Amended and Restated Credit Agreement, date as of July 22, 2020, among the Registrant, the Banks from time to time thereto, and Citibank, N.A., as Administrative Agent  (incorporated by reference to Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q (File No.333-126751) filed on August 4, 2020).

10.16*

Form of Agreement for Performance-Based Profits Interest Participation Right Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q (File No 333-126751) filed on April 30, 2019).

10.17*

First Amendment to the Lazard Ltd 2018 Incentive Compensation Plan (incorporated by reference to Annex B to Lazard Ltd’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 16, 2021).

10.18*

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

10.20*

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

Dated: May 2, 2022

LAZARD GROUP LLC

By:	/s/ Evan L. Russo
Name:	Evan L. Russo
Title:	Chief Financial Officer

By:	/s/ Dominick Ragone
Name:	Dominick Ragone
Title:	Chief Accounting Officer