Form 10-Q
period 2022-06-30
Lazard Group LLC
filed 2022-08-01
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 22, 2022, in addition to profit participation interests, there were two managing member interests outstanding.

TABLE OF CONTENTS

When we use the terms “Lazard Group”,”Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company, that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock (“common stock”), the only class of common stock of Lazard outstanding, are publicly traded on the New York Stock Exchange under the symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd’s primary operating asset is its indirect ownership as of June 30, 2022 of all of the common membership interests in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries that are co-managing members of Lazard Group.

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Page

Condensed Consolidated Statements of Financial Condition as of June 30, 2022 and December 31, 2021	2

Condensed Consolidated Statements of Operations for the three month and six month periods ended June 30, 2022 and 2021	4

Condensed Consolidated Statements of Comprehensive Income for the three month and six month periods ended June 30, 2022 and 2021	5

Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2022 and 2021	6

Condensed Consolidated Statements of Changes in Members’ Equity and Redeemable Noncontrolling Interests for the three month and six month periods ended June 30, 2022 and 2021	7

Notes to Condensed Consolidated Financial Statements	11

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2022 AND DECEMBER 31, 2021

(UNAUDITED)

(dollars in thousands)

	June 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$856,351	$1,435,576
Deposits with banks and short-term investments	1,700,961	1,347,544
Restricted cash	617,057	617,448
Receivables (net of allowance for doubtful accounts of $30,269 and $33,955 at June 30, 2022 and December 31, 2021, respectively):
Fees	580,326	669,355
Customers and other	156,742	136,345
Lazard Ltd subsidiaries	65,525	58,597
	802,593	864,297
Investments	787,139	1,007,339
Property (net of accumulated amortization and depreciation of $370,117 and $366,215 at June 30, 2022 and December 31, 2021, respectively)	231,309	249,648
Operating lease right-of-use assets	435,382	465,903
Goodwill and other intangible assets (net of accumulated amortization of $67,591 and $67,561 at June 30, 2022 and December 31, 2021, respectively)	356,143	357,337
Deferred tax assets	37,070	31,926
Other assets	493,463	363,364
Total Assets	$6,317,468	$6,740,382

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2022 AND DECEMBER 31, 2021

(UNAUDITED)

(dollars in thousands)

	June 30,	December 31,
	2022	2021
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$1,831,825	$1,442,701
Accrued compensation and benefits	492,451	968,766
Operating lease liabilities	519,945	552,345
Senior debt	1,686,471	1,685,227
Payable to Lazard Ltd subsidiaries	18,415	17,947
Deferred tax liabilities	13,606	1,827
Other liabilities	568,069	622,103
Total Liabilities	5,130,782	5,290,916
Commitments and contingencies
Redeemable noncontrolling interests	575,710	575,000
MEMBERS’ EQUITY
Members' equity (net of 18,200,396 and 12,006,477 shares of Lazard Ltd Class A common stock, at a cost of $695,188 and $506,587 at June 30, 2022 and December 31, 2021, respectively)	784,121	984,807
Accumulated other comprehensive loss, net of tax	(275,147)	(209,037)
Total Lazard Group LLC Members' Equity	508,974	775,770
Noncontrolling interests	102,002	98,696
Total Members’ Equity	610,976	874,466
Total Liabilities, Redeemable Noncontrolling Interests and Members’ Equity	$6,317,468	$6,740,382

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUE
Investment banking and other advisory fees	$403,146	$474,978	$792,572	$791,918
Asset management fees	269,011	346,465	584,063	673,415
Interest income	4,055	1,311	5,776	2,693
Other	(17,011)	51,525	(7,615)	85,360
Total revenue	659,201	874,279	1,374,796	1,553,386
Interest expense	20,938	20,097	41,948	39,855
Net revenue	638,263	854,182	1,332,848	1,513,531
OPERATING EXPENSES
Compensation and benefits	363,578	512,601	757,522	911,910
Occupancy and equipment	29,252	29,708	60,336	64,288
Marketing and business development	22,614	9,336	36,702	15,976
Technology and information services	42,019	35,728	79,903	69,350
Professional services	15,236	18,812	30,841	33,408
Fund administration and outsourced services	28,551	31,302	58,254	60,581
Amortization of intangible assets related to acquisitions	15	15	30	30
Other	10,569	15,583	19,796	20,498
Total operating expenses	511,834	653,085	1,043,384	1,176,041
OPERATING INCOME	126,429	201,097	289,464	337,490
Provision for income taxes	19,385	29,272	34,998	56,049
NET INCOME	107,044	171,825	254,466	281,441
LESS - NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3,830)	1,737	3,269	5,264
NET INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$110,874	$170,088	$251,197	$276,177

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
NET INCOME	$107,044	$171,825	$254,466	$281,441
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments:
Currency translation adjustments before reclassification	(61,510)	4,996	(79,619)	(15,042)
Adjustment for items reclassified to earnings	205	(7,583)	127	(7,583)
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $1,816 and $(373) for the three months ended June 30, 2022 and 2021, respectively, and $2,604 and $389 for the six months ended June 30, 2022 and 2021, respectively)	8,287	(1,477)	11,726	(412)
Adjustment for items reclassified to earnings (net of tax expense of $248 and $483 for the three months ended June 30, 2022 and 2021, respectively, and $515 and $864 for the six months ended June 30, 2022 and 2021, respectively)	805	1,458	1,654	2,794
OTHER COMPREHENSIVE LOSS, NET OF TAX	(52,213)	(2,606)	(66,112)	(20,243)
COMPREHENSIVE INCOME	54,831	169,219	188,354	261,198
LESS - COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(3,830)	1,737	3,267	5,263
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$58,661	$167,482	$185,087	$255,935

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

(dollars in thousands)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$254,466	$281,441
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	20,895	18,787
Noncash lease expense	32,405	36,162
Currency translation adjustment reclassification	127	(7,583)
Amortization of deferred expenses and share-based incentive compensation	211,599	229,010
Amortization of intangible assets related to acquisitions	30	30
Deferred tax provision	4,937	15,284
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	41,961	(91,859)
Investments	112,536	(290,595)
Other assets	(59,286)	(22,199)
Accrued compensation and benefits and other liabilities	(529,010)	(165,799)
Net cash provided by operating activities	90,660	2,679
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(19,697)	(17,370)
Disposals of property	213	602
Net cash used in investing activities	(19,484)	(16,768)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from noncontrolling interests	158	316
LGAC IPO	-	575,000
Contributions from members	-	14,000
Customer deposits, net	514,610	63,539
Other financing activities	50	-
Payments for:
Distributions to noncontrolling interests	(9,462)	(2,717)
Payments of LGAC IPO underwriting fees and other offering costs	-	(9,352)
Purchase of Class A common stock	(375,185)	(233,745)
Distributions to members	(140,870)	(72,434)
Settlement of share-based incentive compensation in satisfaction of tax withholding requirements	(58,738)	(65,592)
LFI Consolidated Funds redemptions	(13,219)	-
Other financing activities	(6,752)	(17,455)
Net cash provided by (used in) financing activities	(89,408)	251,560
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(207,967)	(62,640)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(226,199)	174,831
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— January 1	3,400,568	2,498,663
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— June 30	$3,174,369	$2,673,494

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:
	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$856,351	$1,435,576
Deposits with banks and short-term investments	1,700,961	1,347,544
Restricted cash	617,057	617,448
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$3,174,369	$3,400,568

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2021

(UNAUDITED)

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total	Redeemable
	Members'	Income (Loss),	Members'	Noncontrolling	Members'	Noncontrolling
	Equity	Net of Tax	Equity	Interests	Equity	Interests
Balance - April 1, 2021 (*)	$763,859	$(211,082)	$552,777	$99,383	$652,160	$575,000
Comprehensive income (loss):
Net income	170,088		170,088	1,737	171,825
Other comprehensive loss - net of tax		(2,606)	(2,606)		(2,606)
Amortization of share-based incentive compensation	75,696		75,696		75,696
Distributions to members and noncontrolling interests, net	(58,500)		(58,500)	(1,401)	(59,901)
Purchase of Class A common stock	(111,093)		(111,093)		(111,093)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $2	(790)		(790)		(790)
Transfers of Class A common stock to Lazard Ltd Subsidiaries	5,278		5,278		5,278
LFI Consolidated Funds				(264)	(264)
Contribution from redeemable noncontrolling interests, net					-	671
Change in redemption value of redeemable noncontrolling interests	(648)		(648)	1,319	671	(671)
Other	(2,065)		(2,065)		(2,065)
Balance - June 30, 2021 (*)	$841,825	$(213,688)	$628,137	$100,774	$728,911	$575,000

(*)   At April 1, 2021 and June 30, 2021, in addition to profit participation interests, there were two managing member interests.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2021

(UNAUDITED)

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total	Redeemable
	Members'	Income (Loss),	Members'	Noncontrolling	Members'	Noncontrolling
	Equity	Net of Tax	Equity	Interests	Equity	Interests
Balance - January 1, 2021 (*)	$818,430	$(193,446)	$624,984	$85,885	$710,869	$-
Comprehensive income (loss):
Net income	276,177		276,177	5,264	281,441
Other comprehensive loss - net of tax		(20,242)	(20,242)	(1)	(20,243)
Amortization of share-based incentive compensation	143,887		143,887		143,887
Distributions to members and noncontrolling interests, net	(72,434)		(72,434)	(2,401)	(74,835)
Purchase of Class A common stock	(233,745)		(233,745)		(233,745)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $36	(65,628)		(65,628)		(65,628)
Contributions from members	14,000		14,000		14,000
Transfer of Class A common stock to Lazard Ltd Subsidiaries	10,245		10,245		10,245
LFI Consolidated Funds				7,511	7,511
Contribution from redeemable noncontrolling interests, net						534,746
Change in redemption value of redeemable noncontrolling interests	(44,770)		(44,770)	4,516	(40,254)	40,254
Other	(4,337)		(4,337)		(4,337)
Balance - June 30, 2021 (*)	$841,825	$(213,688)	$628,137	$100,774	$728,911	$575,000

(*)   At January 1, 2021 and June 30, 2021, in addition to profit participation interests, there were two managing member interests.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2022

(UNAUDITED)

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total	Redeemable
	Members'	Income (Loss),	Members'	Noncontrolling	Members'	Noncontrolling
	Equity	Net of Tax	Equity	Interests	Equity	Interests
Balance - April 1, 2022 (*)	$885,786	$(222,934)	$662,852	$114,151	$777,003	$575,000
Comprehensive income (loss):
Net income (loss)	110,874		110,874	(6,676)	104,198	2,846
Other comprehensive loss - net of tax		(52,213)	(52,213)	-	(52,213)
Amortization of share-based incentive compensation	72,749		72,749		72,749
Distributions to members and noncontrolling interests, net	(84,831)		(84,831)	(4,971)	(89,802)
Purchase of Class A common stock	(199,388)		(199,388)		(199,388)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $1	(733)		(733)		(733)
LFI Consolidated Funds				(1,144)	(1,144)
Change in redemption value of redeemable noncontrolling interests	1,495		1,495	641	2,136	(2,136)
Other	(1,831)		(1,831)	1	(1,830)
Balance - June 30, 2022 (*)	$784,121	$(275,147)	$508,974	$102,002	$610,976	$575,710

(*)   At April 1, 2022 and June 30, 2022, in addition to profit participation interests, there were two managing member interests.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2022

(UNAUDITED)

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total	Redeemable
	Members'	Income (Loss),	Members'	Noncontrolling	Members'	Noncontrolling
	Equity	Net of Tax	Equity	Interests	Equity	Interests
Balance - January 1, 2022 (*)	$984,807	$(209,037)	$775,770	$98,696	$874,466	$575,000
Comprehensive income (loss):
Net income (loss)	251,197		251,197	(2,237)	248,960	5,506
Other comprehensive loss - net of tax		(66,110)	(66,110)	(2)	(66,112)
Amortization of share-based incentive compensation	126,186		126,186		126,186
Distributions to members and noncontrolling interests, net	(140,870)		(140,870)	(9,304)	(150,174)
Purchase of Class A common stock	(375,185)		(375,185)		(375,185)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $58	(58,680)		(58,680)		(58,680)
LFI Consolidated Funds				13,408	13,408
Change in redemption value of redeemable noncontrolling interests	3,357		3,357	1,439	4,796	(4,796)
Other	(6,691)		(6,691)	2	(6,689)
Balance - June 30, 2022 (*)	$784,121	$(275,147)	$508,974	$102,002	$610,976	$575,710

(*)   At January 1, 2022 and June 30, 2022, in addition to profit participation interests, there were two managing member interests.

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of June 30, 2022 and December 31, 2021. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

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

The consolidated results of operations for the three month and six month periods ended June 30, 2022 are not indicative of the results to be expected for any future interim or annual period.

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

“Redeemable noncontrolling interests” of $575,710 associated with the publicly held LGAC Class A ordinary shares are recorded on the Company’s condensed consolidated statements of financial condition as of June 30, 2022 at redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Changes in redemption value are recognized immediately as they occur and will adjust the carrying value of redeemable noncontrolling interests to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable noncontrolling interests shall be affected by credits or charges to additional paid-in-capital and noncontrolling interests attributable to certain members of LGACo 1 LLC based on pro rata ownership.

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

The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Revenue:
Financial Advisory (a)	$405,940	$482,918	$795,842	$800,440

Asset Management:
Management Fees and Other (b)	$281,813	$330,969	$595,149	$645,482
Incentive Fees (c)	7,338	34,286	32,503	67,263
Total Asset Management	$289,151	$365,255	$627,652	$712,745

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

Activity in the allowance for doubtful accounts for the three month and six month periods ended June 30, 2022 and 2021 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Beginning Balance	$33,808	$34,997	$33,955	$36,649
Bad debt expense (credit), net of reversals	(1,058)	2,175	(542)	2,545
Charge-offs, foreign currency translation and other adjustments	(2,481)	(928)	(3,144)	(2,950)
Ending Balance *	$30,269	$36,244	$30,269	$36,244

*The allowance for doubtful accounts balances are substantially all related to M&A and Restructuring fee receivables that include reimbursable expense receivables.

Bad debt expense, net of reversals represents the current period provision of expected credit losses and is included in “operating expenses—other” on the condensed consolidated statements of operations.

Of the Company’s fee receivables at June 30, 2022 and December 31, 2021, $120,334 and $123,189, respectively, represented financing receivables for our Private Capital Advisory fees. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

At June 30, 2022 and December 31, 2021, customers and other receivables included $121,321 and $122,229, respectively, of customer loans, which are fully collateralized and closely monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of June 30, 2022 and December 31, 2021.

The aggregate carrying amount of all other receivables of $560,938 and $618,879 at June 30, 2022 and December 31, 2021, respectively, approximates fair value.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

4.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Debt	$99,988	$299,990
Equities	45,704	54,040
Funds:
Alternative investments (a)	54,003	49,757
Debt (a)	181,322	164,952
Equity (a)	352,544	375,761
Private equity	37,663	46,589
	625,532	637,059
Equity method	15,915	16,250
Total investments	787,139	1,007,339
Less:
Equity method	15,915	16,250
Investments, at fair value	$771,224	$991,089
Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$4,948	$6,828

(a)

Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $23,799, $150,882 and $277,940, respectively, at June 30, 2022 and $18,326, $132,875 and $306,618, respectively, at December 31, 2021, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 6 and 12).

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

During the three month and six month periods ended June 30, 2022 and 2021, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to “equity securities and trading debt securities” still held as of the reporting date as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net unrealized investment gains (losses)	$(62,131)	$18,637	$(102,998)	$19,691

5.	FAIR VALUE MEASUREMENTS

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

The following tables present, as of June 30, 2022 and December 31, 2021, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	June 30, 2022
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$99,988	$-	$-	$-	$99,988
Equities	45,162	-	542	-	45,704
Funds:
Alternative investments	26,064	-	-	27,939	54,003
Debt	181,317	-	-	5	181,322
Equity	352,502	-	-	42	352,544
Private equity	-	-	256	37,407	37,663
Derivatives	-	19,098	-	-	19,098
Total	$705,033	$19,098	$798	$65,393	$790,322
Liabilities:
Securities sold, not yet purchased	$4,948	$-	$-	$-	$4,948
Derivatives	2,875	346,336	-	-	349,211
Total	$7,823	$346,336	$-	$-	$354,159

	December 31, 2021
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$299,990	$-	$-	$-	$299,990
Equities	53,462	-	578	-	54,040
Funds:
Alternative investments	24,972	-	-	24,785	49,757
Debt	164,947	-	-	5	164,952
Equity	375,712	-	-	49	375,761
Private equity	-	-	293	46,296	46,589
Derivatives	-	922	-	-	922
Total	$919,083	$922	$871	$71,135	$992,011
Liabilities:
Securities sold, not yet purchased	$6,828	$-	$-	$-	$6,828
Derivatives	10,005	362,240	-	-	372,245
Total	$16,833	$362,240	$-	$-	$379,073

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month and six month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Issuances	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$575	$-	$-	$-	$(33)	$542
Private equity funds	274	-	-	-	(18)	256
Total Level 3 assets	$849	$-	$-	$-	$(51)	$798

	Six Months Ended June 30, 2022
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Issuances	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$578	$7	$-	$-	$(43)	$542
Private equity funds	293	-	-	(13)	(24)	256
Total Level 3 assets	$871	$7	$-	$(13)	$(67)	$798

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

	Three Months Ended June 30, 2021
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Issuances	Sales/ Dispositions/ Settlements/ Transfers (b)	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,641	$-	$-	$-	$5	$1,646
Private equity funds	1,472	1,152	-	-	4	2,628
Total Level 3 assets	$3,113	$1,152	$-	$-	$9	$4,274

Liabilities:
Derivatives	$11,500	$-	$-	$(11,500)	$-	$-
Total Level 3 liabilities	$11,500	$-	$-	$(11,500)	$-	$-

	Six Months Ended June 30, 2021
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions/ Settlements/ Transfers (b)	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,671	$1	$-	$-	$(26)	$1,646
Private equity funds	1,486	1,152	-	-	(10)	2,628
Total Level 3 assets	$3,157	$1,153	$-	$-	$(36)	$4,274

Liabilities:
Derivatives	$-	$-	$11,500	$(11,500)	$-	$-
Total Level 3 liabilities	$-	$-	$11,500	$(11,500)	$-	$-

(a)

Earnings recorded in “other revenue” for investments in Level 3 assets for the three month and six month periods ended June 30, 2022 and 2021 include net unrealized gains of $0, $7, $1,152 and $1,153 respectively.

(b)

Transfers out of Level 3 derivatives during the three month period ended June 30, 2021 reflected transfers of derivative liabilities for LGAC Warrants to Level 1 principally due to a change in the inputs used to value these derivatives.

There were no other transfers into or out of Level 3 within the fair value hierarchy during the three month and six month periods ended June 30, 2022 and 2021.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following tables present, at June 30, 2022 and December 31, 2021, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	June 30, 2022
						Investments Redeemable
	Fair Value	Unfunded Commitments		% of Fair Value Not Redeemable		Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$27,331	$-		NA		(a)	30-60 days
Other	608	-		NA		(b)	<30-30 days
Debt funds	5	-		NA		(c)	<30 days
Equity funds	42	-		NA		(d)	<30-60 days
Private equity funds:
Equity growth	37,407	5,560	(e)	100%	(f)	NA	NA
Total	$65,393	$5,560

(a)	monthly (66%) and quarterly (34%)
(b)	daily (7%) and monthly (93%)
(c)	daily (100%)
(d)	monthly (33%) and annually (67%)
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

Investment Capital Funding Commitments—At June 30, 2022, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $5,158. The investment period for EGCP III ended on October 12, 2016, after which point the Company’s obligation to fund capital contributions for new investments in EGCP III expired. The Company remains obligated until October 12, 2023 (or any earlier liquidation of EGCP III) to make capital contributions necessary to fund follow-on investments and to pay for fund expenses.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

6.DERIVATIVES

The tables below present the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 12) on the accompanying condensed consolidated statements of financial condition as of June 30, 2022 and December 31, 2021. Notional amounts provide an indication of the volume of the Company's derivative activity.

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

	June 30, 2022
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$2,337	$200,572	$690	$172,454
Total return swaps and other	18,512	147,287	229	3,372
LGAC Warrants	-	-	2,875	11,500
LFI and other similar deferred compensation arrangements	-	-	345,667	366,737
Total gross derivatives	20,849	$347,859	349,461	$554,063
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(21)		(21)
Total return swaps and other	(1,730)		(229)
Total in "other assets" and "other liabilities"	19,098		349,211
Amounts not netted (a):
Cash collateral	-		-
Securities collateral	-		-
	$19,098		$349,211

	December 31, 2021
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$1,005	$253,059	$761	$174,550
Total return swaps and other	1,052	20,888	13,709	83,706
LGAC Warrants	-	-	10,005	11,500
LFI and other similar deferred compensation arrangements	-	-	358,877	301,478
Total gross derivatives	2,057	$273,947	383,352	$571,234
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(83)		(83)
Total return swaps and other	(1,052)		(11,024)
Total in "other assets" and "other liabilities"	922		372,245
Amounts not netted (a):
Cash collateral	-		(2,476)
Securities collateral	-		(391)
	$922		$369,378

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Net gains (losses) with respect to derivative instruments (included in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2022 and 2021, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Forward foreign currency exchange rate contracts	$3,704	$(1,719)	$5,610	$5,099
LFI and other similar deferred compensation arrangements	35,098	(16,491)	49,421	(23,978)
LGAC Warrants	3,220	(1,725)	7,130	(1,725)
Total return swaps and other	19,311	(6,695)	25,499	(10,974)
Total	$61,333	$(26,630)	$87,660	$(31,578)

7.	PROPERTY

At June 30, 2022 and December 31, 2021, property consisted of the following:

	Estimated Depreciable	June 30,	December 31,
	Life in Years	2022	2021
Buildings	33	$131,570	$143,464
Leasehold improvements	3-20	202,735	208,363
Furniture and equipment	3-10	223,855	217,984
Construction in progress		43,266	46,052
Total		601,426	615,863
Less - Accumulated depreciation and amortization		370,117	366,215
Property		$231,309	$249,648

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at June 30, 2022 and December 31, 2021 are presented below:

	June 30,	December 31,
	2022	2021
Goodwill	$356,023	$357,187
Other intangible assets (net of accumulated amortization)	120	150
	$356,143	$357,337

At June 30, 2022 and December 31, 2021, goodwill of $291,482 and $292,646, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the six month periods ended June 30, 2022 and 2021 are as follows:

	Six Months Ended
	June 30,
	2022	2021
Balance, January 1	$357,187	$361,682
Foreign currency translation adjustments	(1,164)	(3,804)
Balance, June 30	$356,023	$357,878

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

All changes in the carrying amount of goodwill for the six month periods ended June 30, 2022 and 2021 are attributable to the Company’s Financial Advisory segment.

9.	SENIOR DEBT

Senior debt is comprised of the following as of June 30, 2022 and December 31, 2021:

				Outstanding as of
	Initial		Annual	June 30, 2022			December 31, 2021
	Principal Amount	Maturity Date	Interest Rate(a)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2025 Senior Notes	$400,000	2/13/25	3.75%	$400,000	$1,239	$398,761	$400,000	$1,476	$398,524
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	300,000	1,820	298,180	300,000	2,015	297,985
Lazard Group 2028 Senior Notes	500,000	9/19/28	4.50%	500,000	5,290	494,710	500,000	5,716	494,284
Lazard Group 2029 Senior Notes	500,000	3/11/29	4.375%	500,000	5,180	494,820	500,000	5,566	494,434
Total				$1,700,000	$13,529	$1,686,471	$1,700,000	$14,773	$1,685,227

(a)

The effective interest rates of Lazard Group’s 3.75% senior notes due February 13, 2025 (the “2025 Notes”), Lazard Group’s 3.625% senior notes due March 1, 2027 (the “2027 Notes”), Lazard Group’s 4.50% senior notes due September 19, 2028 (the “2028 Notes”) and Lazard Group’s 4.375% senior notes due March 11, 2029 (the “2029 Notes”) are 3.87%, 3.76%, 4.67% and 4.53%, respectively.

The Company’s senior debt at June 30, 2022 and December 31, 2021 is carried at their principal balances outstanding, net of unamortized debt costs. At those dates, the fair value of such senior debt was approximately $1,633,000 and $1,885,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

On July 22, 2020, Lazard Group entered into an Amended and Restated Credit Agreement for a three-year, $200,000 senior revolving credit facility with a group of lenders, which expires in July 2023 (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement amended and restated Lazard Group’s amended and restated credit agreement, dated September 25, 2015, in its entirety. Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. The Amended and Restated Credit Agreement contains certain covenants, events of default and other customary provisions, including customary LIBOR-replacement mechanics. At June 30, 2022 and December 31, 2021, no amounts were outstanding under the Amended and Restated Credit Agreement.

As of June 30, 2022, the Company had approximately $208,800 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement and unused lines of credit available to LFB of approximately $7,800.

The Amended and Restated Credit Agreement and the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of June 30, 2022, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

10.	COMMITMENTS AND CONTINGENCIES

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At June 30, 2022, LFB and LFNY had no such underwriting commitments.

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

During the six month periods ended June 30, 2022 and 2021, Lazard Group distributed $140,870 and $72,434, respectively, to the subsidiaries of Lazard Ltd.

In addition, in February 2022, Lazard Group distributed 1,902,756 shares of common stock to one of its managing members, which is a subsidiary of Lazard Ltd, in a non-cash transaction, in connection with the settlement of profits interest participation rights during the six month period ended June 30, 2022 (see Note 12). There was no impact on total members’ equity resulting from this distribution.

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.

Share Repurchase Program—During 2021 and through the six month period ended June 30, 2022, the Board of Directors of Lazard authorized the repurchase of common stock as set forth in the table below:

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Six Months Ended June 30:	Number of Shares Purchased	Average Price Per Share
2021	5,329,541	$43.86
2022	10,598,882	$35.40

During the six month periods ended June 30, 2022 and 2021, certain of our executive officers received common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the six month periods ended June 30, 2022 and 2021, the Company purchased shares of common stock from certain of our executive officers. The aggregate value of all such purchases during the six month periods ended June 30, 2022 and 2021 was approximately $13,400 and $18,600, respectively. Such shares of common stock are reported at cost.

As of June 30, 2022, a total of $118,666 of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, which authorization will expire on December 31, 2024.

In addition, on July 27, 2022, the Board of Directors of Lazard authorized the repurchase of up to $500,000 of additional shares of common stock, which authorization will expire on December 31, 2024, bringing the total available share repurchase authorization as of July 27, 2022 to approximately $559,000.

During the six month period ended June 30, 2022, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

Accumulated Other Comprehensive Income (Loss) (“AOCI”), Net of Tax—The tables below reflect the balances of each component of AOCI at June 30, 2022 and 2021 and activity during the three month and six month periods then ended:

	Three Months Ended June 30, 2022
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, April 1, 2022	$(94,542)	$(128,392)	$(222,934)	$-	$(222,934)
Activity:
Other comprehensive income (loss) before reclassifications	(61,510)	8,287	(53,223)	-	(53,223)
Adjustments for items reclassified to earnings, net of tax	205	805	1,010	-	1,010
Net other comprehensive income (loss)	(61,305)	9,092	(52,213)	-	(52,213)
Balance, June 30, 2022	$(155,847)	$(119,300)	$(275,147)	$-	$(275,147)

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

	Six Months Ended June 30, 2022
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2022	$(76,355)	$(132,680)	$(209,035)	$2	$(209,037)
Activity:
Other comprehensive income (loss) before reclassifications	(79,619)	11,726	(67,893)	(2)	(67,891)
Adjustments for items reclassified to earnings, net of tax	127	1,654	1,781	-	1,781
Net other comprehensive income (loss)	(79,492)	13,380	(66,112)	(2)	(66,110)
Balance, June 30, 2022	$(155,847)	$(119,300)	$(275,147)	$-	$(275,147)

	Three Months Ended June 30, 2021
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, April 1, 2021	$(40,476)	$(170,605)	$(211,081)	$1	$(211,082)
Activity:
Other comprehensive income (loss) before reclassifications	4,996	(1,477)	3,519	-	3,519
Adjustments for items reclassified to earnings, net of tax	(7,583)	1,458	(6,125)	-	(6,125)
Net other comprehensive loss	(2,587)	(19)	(2,606)	-	(2,606)
Balance, June 30, 2021	$(43,063)	$(170,624)	$(213,687)	$1	$(213,688)

	Six Months Ended June 30, 2021
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2021	$(20,438)	$(173,006)	$(193,444)	$2	$(193,446)
Activity:
Other comprehensive income (loss) before reclassifications	(15,042)	(412)	(15,454)	(1)	(15,453)
Adjustments for items reclassified to earnings, net of tax	(7,583)	2,794	(4,789)	-	(4,789)
Net other comprehensive income (loss)	(22,625)	2,382	(20,243)	(1)	(20,242)
Balance, June 30, 2021	$(43,063)	$(170,624)	$(213,687)	$1	$(213,688)

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The table below reflects adjustments for items reclassified from AOCI, by component, for the three month and six month periods ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Currency translation losses (gains) (a)	$205	$(7,583)	$127	$(7,583)
Employee benefit plans:
Amortization relating to employee benefit plans (b)	1,053	1,941	2,169	3,658
Less - related income taxes	248	483	515	864
	805	1,458	1,654	2,794
Total reclassifications, net of tax	$1,010	$(6,125)	$1,781	$(4,789)

(a)

Represents currency translation losses (gains) reclassified to earnings from AOCI associated with restructuring and closing of certain of our offices.  Such amounts are included in “revenue—other” on the condensed consolidated statements of operations.

(b)	Included in the computation of net periodic benefit cost (see Note 13). Such amounts are included in “operating expenses—other” on the condensed consolidated statements of operations.

Noncontrolling Interests—Noncontrolling interests principally represent (i) interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own, (ii) LGAC interests (see Note 1) and (iii) consolidated VIE interests held by employees (see Note 18).

The tables below summarize net income (loss) attributable to noncontrolling interests for the three month and six month periods ended June 30, 2022 and 2021 and noncontrolling interests as of June 30, 2022 and December 31, 2021 in the Company’s condensed consolidated financial statements:

	Net Income (Loss) Attributable to Noncontrolling Interests
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Edgewater	$3,518	$1,874	$10,506	$3,330
LFI Consolidated Funds	(10,405)	2,420	(13,156)	4,688
LGAC	3,058	(2,558)	5,918	(2,758)
Other	(1)	1	1	4
Total	$(3,830)	$1,737	$3,269	$5,264

	Noncontrolling Interests as of
	June 30,	December 31,
	2022	2021
Edgewater	$46,015	$44,826
LFI Consolidated Funds	67,551	67,299
LGAC	(11,576)	(13,445)
Other	12	16
Total	$102,002	$98,696

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

12.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2018 Plan, 2008 Plan and 2005 Equity Incentive Plan (the “2005 Plan”) and activity with respect thereto during the three month and six month periods ended June 30, 2022 and 2021 is presented below.

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

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs, restricted stock, profits interest participation rights, including PRPUs, and other share-based awards) and “professional services” expense (with respect to DSUs) within the Company’s accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Share-based incentive awards:
RSUs	$34,292	$36,102	$60,951	$70,907
PRSUs	644	155	889	5,714
Restricted Stock	7,841	5,699	12,777	11,766
Profits interest participation rights	28,244	32,109	49,692	53,682
DSUs	863	816	938	909
Total	$71,884	$74,881	$125,247	$142,978

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

RSUs generally include a dividend participation right that provides that, during the applicable vesting period, each RSU is attributed additional RSUs equivalent to any dividends paid on common stock during such period. During the six month period ended June 30, 2022, dividend participation rights required the issuance of 221,575 RSUs.

Non-executive members of the Board of Directors of Lazard Group, who are the same Non-Executive Directors of Lazard Ltd (“Non-Executive Directors”), receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 44,772 DSUs being granted during the six month period ended June 30, 2022. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of common stock at the time of cessation of service to the Board of Directors. DSUs include a cash dividend participation right equivalent to dividends paid on common stock.

Lazard Ltd’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of common stock on the date immediately preceding the date of the grant. During the six month period ended June 30, 2022, 8,563 DSUs had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs during the six month period ended June 30, 2022:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	8,150,782	$41.16	338,408	$38.01
Granted (including 221,575 RSUs relating to dividend participation)	4,500,490	$33.49	53,335	$35.19
Forfeited	(271,135)	$39.46	-	-
Settled	(3,773,601)	$39.14	-	-
Balance, June 30, 2022	8,606,536	$38.09	391,743	$37.62

The weighted-average grant date fair value of RSUs granted during the six month periods ended June 30, 2022 and 2021, was $33.49 and $43.11, respectively. The weighted-average grant date fair value of DSUs granted during the six month periods ended June 30, 2022 and 2021 was $35.19 and $46.51, respectively.

In connection with RSUs that settled during the six month period ended June 30, 2022, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,493,598 shares of common stock during such six month period. Accordingly, 2,280,003 shares of common stock held by the Company were delivered during the six month period ended June 30, 2022.

As of June 30, 2022, estimated unrecognized RSU compensation expense was $161,587, with such expense expected to be recognized over a weighted average period of approximately 1.0 year subsequent to June 30, 2022.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Restricted Stock

The following is a summary of activity related to shares of restricted common stock associated with compensation arrangements during the six month period ended June 30, 2022:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	871,227	$41.24
Granted (including 30,290 relating to dividend participation)	1,027,325	$33.21
Forfeited	(59,856)	$36.78
Settled	(372,377)	$38.08
Balance, June 30, 2022	1,466,319	$36.60

The weighted-average grant date fair value of restricted stock granted during the six month periods ended June 30, 2022 and 2021 was $33.21 and $43.27, respectively.

In connection with shares of restricted common stock that settled during the six month period ended June 30, 2022, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 142,512 shares of common stock during such six month period. Accordingly, 229,865 shares of common stock held by the Company were delivered during the six month period ended June 30, 2022.

Restricted stock awards granted in 2022 generally include a dividend participation right that provides that during the applicable vesting period each restricted stock award is attributed additional shares of restricted common stock equivalent to any dividends paid on common stock during such period. During the six month period ended June 30, 2022, dividend participation rights required the issuance of 30,290 shares of restricted common stock.

At June 30, 2022, estimated unrecognized restricted stock expense was $31,822, with such expense to be recognized over a weighted average period of approximately 1.0 year subsequent to June 30, 2022.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following is a summary of activity relating to PRSUs during the six month period ended June 30, 2022:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	32,394	$46.63
Granted	62,296	$35.44
Balance, June 30, 2022	94,690	$39.27

The weighted-average grant date fair value of PRSUs granted during the six month periods ended June 30, 2022 and 2021 was $35.44 and $46.63, respectively.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of June 30, 2022, the total estimated unrecognized compensation expense was $4,418, and the Company expects to amortize such expense over a weighted-average period of approximately 1.2 years subsequent to June 30, 2022.

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

The following is a summary of activity relating to profits interest participation rights, including PRPUs, during the six month period ended June 30, 2022:

	Profits Interest Participation Rights	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	4,122,993	$41.50
Granted	1,521,103	$34.53
Forfeited	(96,323)	$38.92
Settled	(1,902,756)	$38.76
Balance, June 30, 2022 (a)	3,645,017	$40.09

(a)

Table includes 1,960,613 PRPUs, which represents the target number of PRPUs granted as of June 30, 2022, including 963,660 PRPUs granted during the six month period ended June 30, 2022. The weighted average grant date fair values for PRPUs and other profits interest participation rights outstanding as of January 1, 2022 were $41.82 and $41.20, respectively. The weighted average grant date fair values for PRPUs and other profits interest participation rights granted during the six month period ended June 30, 2022 were $35.44 and $32.95, respectively. The weighted average grant date fair values for other profits interest participation rights forfeited during the six month period ended June 30, 2022 were $38.92. The weighted average grant date fair values for PRPUs and other profits interest participation rights settled during the six month period ended June 30, 2022 were $38.86 and $38.65, respectively. The weighted average grant date fair values for PRPUs and other profits interest participation rights outstanding as of June 30, 2022 were $40.20 and $39.96, respectively.

The weighted average grant date fair value of profits interest participation rights granted during the six month periods ended June 30, 2022 and 2021 was $34.53 and $44.73, respectively. Compensation expense recognized for profits interest participation rights, including PRPUs, is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of June 30, 2022, the total estimated unrecognized compensation expense was $51,125. The Company expects to amortize such expense over a weighted-average period of approximately 0.7 years subsequent to June 30, 2022.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the six month period ended June 30, 2022:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2022	$108,049	$358,877
Granted	166,096	166,096
Settled	-	(119,526)
Forfeited	(10,683)	(11,394)
Amortization	(79,748)	-
Change in fair value related to:
Change in fair value of underlying investments	-	(49,421)
Adjustment for estimated forfeitures	-	4,217
Other	(33)	(3,182)
Balance, June 30, 2022	$183,681	$345,667

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 0.9 years subsequent to June 30, 2022.

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Amortization, net of forfeitures	$47,629	$51,770	$83,254	$81,793
Change in the fair value of underlying investments	(35,098)	16,491	(49,421)	23,978
Total	$12,531	$68,261	$33,833	$105,771

13.	EMPLOYEE BENEFIT PLANS

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s pension plans for the three month and six month periods ended June 30, 2022 and 2021:

	Pension Plans
	Three Months Ended June 30,
	2022	2021
Components of Net Periodic Benefit Cost (Credit):
Service cost	$59	$231
Interest cost	2,817	2,141
Expected return on plan assets	(6,195)	(6,597)
Amortization of:
Prior service cost	26	30
Net actuarial loss (gain)	1,027	1,911
Settlement loss	407	384
Net periodic benefit cost (credit)	$(1,859)	$(1,900)

	Pension Plans
	Six Months Ended June 30,
	2022	2021
Components of Net Periodic Benefit Cost (Credit):
Service cost	$270	$457
Interest cost	5,817	4,256
Expected return on plan assets	(12,819)	(13,131)
Amortization of:
Prior service cost	55	60
Net actuarial loss (gain)	2,114	3,598
Settlement loss	843	764
Net periodic benefit cost (credit)	$(3,720)	$(3,996)

14.	INCOME TAXES

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

The Company recorded income tax provisions of 19,385 and 34,998 for the three month and six month periods ended June 30, 2022, respectively, and $29,272 and $56,049 for the three month and six month periods ended June 30, 2021, respectively, representing effective tax rates of 15.3%, 12.1%, 14.6% and 16.6%, respectively. The difference between the U.S. federal statutory rate of 21.0% and the effective tax rates reflected above principally relates to (i) Lazard Group primarily operating as a limited liability company in the U.S., (ii) taxes payable to foreign jurisdictions, (iii) the tax impact of differences in the value of share based incentive compensation and other discrete items, (iv) change in the valuation allowance affecting the provision for income taxes, (v) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate, and (vi) impact of U.S. tax reform, including base erosion and anti-abuse tax.

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

Sponsored Funds

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Investment advisory fees relating to such services were $134,342 and $298,713 for the three month and six month periods ended June 30, 2022, respectively, and $186,446 and $360,124 for the three month and six month periods ended June 30, 2021, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $110,061 and $96,740 remained as receivables at June 30, 2022 and December 31, 2021, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.

Other

See Note 11 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.

16.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $5, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At June 30, 2022, LFNY’s regulatory net capital was $63,059, which exceeded the minimum requirement by $58,868. LFNY’s aggregate indebtedness to net capital ratio was 1.00:1 as of June 30, 2022.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At June 30, 2022, the aggregate regulatory net capital of the U.K. Subsidiaries was $143,683, which exceeded the minimum requirement by $86,005.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At March 31, 2022, the consolidated regulatory net capital of CFLF was $131,148 which exceeded the minimum requirement set for regulatory capital levels by $62,075. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At March 31, 2022, the regulatory net capital of the combined European regulated group was $149,268, which exceeded the minimum requirement set for regulatory capital levels by $69,552. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At June 30, 2022, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $190,739, which exceeded the minimum required capital by $163,830.

At June 30, 2022, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the three month and six month periods ended June 30, 2022 and 2021 is prepared using the following methodology:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2022	2021	2022	2021
Financial Advisory	Net Revenue	$405,940	$482,918	$795,842	$800,440
	Operating Expenses	315,477	367,030	610,441	622,937
	Operating Income	$90,463	$115,888	$185,401	$177,503
Asset Management	Net Revenue	$289,151	$365,255	$627,652	$712,745
	Operating Expenses	232,546	269,314	474,062	501,417
	Operating Income	$56,605	$95,941	$153,590	$211,328
Corporate	Net Revenue (Loss)	$(56,828)	$6,009	$(90,646)	$346
	Operating Expenses (Credit)	(36,189)	16,741	(41,119)	51,687
	Operating Loss	$(20,639)	$(10,732)	$(49,527)	$(51,341)
Total	Net Revenue	$638,263	$854,182	$1,332,848	$1,513,531
	Operating Expenses	511,834	653,085	1,043,384	1,176,041
	Operating Income	$126,429	$201,097	$289,464	$337,490

	As Of
	June 30, 2022	December 31, 2021
Total Assets
Financial Advisory	$1,173,510	$1,217,654
Asset Management	910,142	1,128,549
Corporate	4,233,816	4,394,179
Total	$6,317,468	$6,740,382

18.	CONSOLIDATED VIEs

The Company’s consolidated VIEs as of June 30, 2022 and December 31, 2021 include LGAC (see Note 1) and certain funds (“LFI Consolidated Funds”) that were established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement.  Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.  The assets of LFI Consolidated Funds, except as it relates to $138,741 and $140,371 of LFI held by Lazard Group as of June 30, 2022 and December 31, 2021, respectively, can only be used to settle the obligations of LFI Consolidated Funds. The Company’s consolidated VIE assets and liabilities for LFI Consolidated Funds as reflected in the condensed consolidated statements of financial condition consist of the following at June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$4,769	$3,936
Customers and other receivables	168	305
Investments	202,495	204,062
Other assets	880	328
Total Assets	$208,312	$208,631

LIABILITIES
Deposits and other customer payables	$1,568	$50
Other liabilities	452	910
Total Liabilities	$2,020	$960

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Group’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”). All references to “2022,” “2021,” “second quarter,” “first half” or “the period” refer to, as the context requires, the three month and six month periods ended June 30, 2022 and 2021.

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

Business Summary

Lazard, one of the world’s preeminent financial advisory and asset management firms, operates from 41 cities across 26 countries in North, Central and South America, Europe, Asia and Australia. With origins dating to 1848, we have long specialized in crafting solutions to the complex financial and strategic challenges of a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals.

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

Our consolidated net revenue was derived from the following segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Financial Advisory	64%	57%	60%	53%
Asset Management	45	43	47	47
Corporate	(9)	-	(7)	-
Total	100%	100%	100%	100%

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

The global macroeconomic environment remains uncertain, characterized by global inflation at multi-decade highs, rising interest rates, and turbulent capital markets.

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

•

Asset Management—In the short to intermediate term, we normally would expect most investor demand to come through financial institutions, and from defined benefit and defined contribution plans in developed economies because of their sheer scope and size. However, uncertainty due to the ongoing health crisis, continued concerns about inflation, and geopolitical instability may impact our business in a manner that we cannot predict. Over the longer term, and depending upon local and global market conditions, we would expect an increasing share of our AUM to come from the developing economies around the globe, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Given our diversified investment platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from opportunities across the asset management industry despite the current challenges that markets have created for that industry. We are continually developing new investment strategies that extend our existing platforms and assessing potential product acquisitions or other inorganic growth opportunities. Among other efforts, we have been particularly focused on continuing to incorporate environmental, social and governance (“ESG”) considerations, as appropriate, into our investment research and launching strategies that use ESG and sustainability factors to drive long-term investment returns. In addition, recent examples of growth initiatives include the following: various Quantitative Equity strategies, convertible bond strategies, thematically oriented strategies, a long/short credit strategy and a new inflation oriented equity strategy.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value and number of all completed transactions, including the subset of completed transactions involving values greater than $500 million, decreased in the first half of 2022 as compared to the first half of 2021. With respect to announced M&A transactions, the value and number of all transactions, including the subset of announced transactions involving values greater than $500 million, decreased in the first half of 2022 as compared to the first half of 2021.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	% Incr / (Decr)	2022	2021	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$913	$1,165	(22)%	$2,095	$2,297	(9)%
Number	6,407	9,514	(33)%	14,634	19,253	(24)%
Deals Greater than $500 million:
Value	$723	$861	(16)%	$1,638	$1,726	(5)%
Number	268	382	(30)%	667	719	(7)%
Announced M&A Transactions:
All deals:
Value	$1,160	$1,456	(20)%	$2,249	$2,928	(23)%
Number	7,356	9,653	(24)%	16,017	19,631	(18)%
Deals Greater than $500 million:
Value	$917	$1,141	(20)%	$1,728	$2,314	(25)%
Number	330	447	(26)%	687	922	(25)%

Source: Dealogic as of July 5, 2021.

Global restructuring activity during the first half of 2022, as measured by the number of corporate defaults, increased as compared to 2021. The number of defaulting issuers was 43 in the first half of 2022 according to Moody’s Investors Service, Inc., as compared to 29 in 2021.

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

Asset Management

The percentage change in major equity market indices at June 30, 2022, as compared to such indices at March 31, 2022, December 31, 2021 and at June 30, 2021, is shown in the table below.

	Percentage Changes June 30, 2022 vs.
	March 31, 2022	December 31, 2021	June 30, 2021
MSCI World Index	(16)%	(21)%	(14)%
Euro Stoxx	(9)%	(17)%	(12)%
MSCI Emerging Market	(11)%	(18)%	(25)%
S&P 500	(16)%	(20)%	(11)%

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

Corporate segment total assets represented 67% of Lazard’s consolidated total assets as of June 30, 2022, which are attributable to cash and cash equivalents, restricted cash associated with LGAC, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, investments accounted for under the equity method of accounting, deferred tax assets and certain other assets associated with LFB and LGAC.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	($ in thousands)
Net Revenue	$638,263	$854,182	$1,332,848	$1,513,531
Operating Expenses:
Compensation and benefits	363,578	512,601	757,522	911,910
Non-compensation	148,241	140,469	285,832	264,101
Amortization of intangible assets related to acquisitions	15	15	30	30
Total operating expenses	511,834	653,085	1,043,384	1,176,041
Operating Income	126,429	201,097	289,464	337,490
Provision for income taxes	19,385	29,272	34,998	56,049
Net Income	107,044	171,825	254,466	281,441
Less - Net Income (Loss) Attributable to Noncontrolling Interests	(3,830)	1,737	3,269	5,264
Net Income Attributable to Lazard Group	$110,874	$170,088	$251,197	$276,177
Operating Income, as a % of net revenue	19.8%	23.5%	21.7%	22.3%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	($ in thousands)
Operating Revenue:
Net revenue	$638,263	$854,182	$1,332,848	$1,513,531
Adjustments:
Interest expense (a)	18,835	18,570	37,630	36,844
Distribution fees, reimbursable deal costs, bad debt expense and other (b)	(17,041)	(21,625)	(35,847)	(38,330)
Revenue related to noncontrolling interests (c)	(660)	(5,754)	(11,455)	(12,115)
(Gains) losses on investments pertaining to LFI (d)	35,098	(16,491)	49,421	(23,978)
Gains associated with restructuring and closing of certain offices (e)	-	(7,583)	-	(7,583)
Operating revenue	$674,495	$821,299	$1,372,597	$1,468,369

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$363,578	$512,601	$757,522	$911,910
Adjustments:
Noncontrolling interests (a)	(3,521)	(2,380)	(5,983)	(4,338)
(Charges) credits pertaining to LFI (b)	35,098	(16,491)	49,421	(23,978)
Expenses associated with restructuring and closing of certain offices	-	(7,287)	-	(13,910)
Adjusted compensation and benefits expense	$395,155	$486,443	$800,960	$869,684
Adjusted compensation and benefits expense, as a % of operating revenue	58.6%	59.2%	58.4%	59.2%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)

Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$148,241	$140,469	$285,832	$264,101
Adjustments:
Expenses relating to office space reorganization (a)	(871)	(1,237)	(1,995)	(2,653)
Distribution fees, reimbursable deal costs, bad debt expense and other (b)	(17,041)	(21,625)	(35,847)	(38,330)
Noncontrolling interests (c)	(968)	(1,837)	(2,204)	(2,516)
Credits (expenses) associated with restructuring and closing of certain offices	-	1,586	-	(1,385)
Adjusted non-compensation expense	$129,361	$117,356	$245,786	$219,217
Adjusted non-compensation expense, as a % of operating revenue	19.2%	14.3%	17.9%	14.9%

(a)	Represents building depreciation and other costs related to office space reorganization.
(b)

Represents certain distribution, introducer and management fees paid to third parties, reimbursable deal costs and bad debt expense relating to fees that are deemed uncollectible for which an equal amount is included for purposes of determining operating revenue.

(c)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	($ in thousands)
Earnings From Operations:
Operating revenue	$674,495	$821,299	$1,372,597	$1,468,369
Deduct:
Adjusted compensation and benefits expense	(395,155)	(486,443)	(800,960)	(869,684)
Adjusted non-compensation expense	(129,361)	(117,356)	(245,786)	(219,217)
Earnings from operations	$149,979	$217,500	$325,851	$379,468
Earnings from operations, as a % of operating revenue	22.2%	26.5%	23.7%	25.8%

Headcount information is set forth below:

	As of
	June 30, 2022	December 31, 2021	June 30, 2021
Headcount:
Managing Directors:
Financial Advisory (a)	211	176	177
Asset Management	119	110	108
Corporate	24	22	22
Total Managing Directors	354	308	307
Other Business Segment Professionals and Support Staff:
Financial Advisory (a)	1,346	1,335	1,324
Asset Management	1,109	1,088	1,033
Corporate	446	429	420
Total	3,255	3,160	3,084

(a)

Financial Advisory headcount reflects that, in addition to customary year-end changes, 20 employees were reclassified in the first quarter of 2022 from professionals to managing directors due to a consolidation of the Lazard Middle Market LLC broker-dealer license.

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

Three Months Ended June 30, 2022 versus June 30, 2021

The Company reported net income attributable to Lazard Group of $111 million, as compared to net income attributable to Lazard Group of $170 million in the 2021 period.

Net revenue decreased $216 million, or 25%, with operating revenue decreasing $147 million, or 18%, as compared to the 2021 period. Fee revenue from investment banking and other advisory activities decreased $72 million, or 15%, as compared to the 2021 period. Asset management fees, including incentive fees, decreased $77 million, or 22%, as compared to the 2021 period. In the aggregate, interest income, other revenue and interest expense decreased $67 million, as compared to the 2021 period.

Compensation and benefits expense decreased $149 million, or 29%, as compared to the 2021 period.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $395 million, a decrease of $91 million, or 19%, as compared to $486 million in the 2021 period. The ratio of adjusted compensation and benefits expense to operating revenue was 58.6% for the 2022 period, as compared to 59.2% for the 2021 period.

Non-compensation expense increased $8 million, or 6%, as compared to the 2021 period, primarily due to increased marketing and business development expenses from higher travel, and investments in technology. Adjusted non-compensation expense increased $12 million, or 10%, as compared to the 2021 period. The ratio of adjusted non-compensation expense to operating revenue was 19.2% for the 2022 period, as compared to 14.3% for the 2021 period.

Operating income decreased $75 million, or 37%, as compared to the 2021 period.

Earnings from operations decreased $68 million, or 31%, as compared to the 2021 period, and, as a percentage of operating revenue, was 22.2% for the 2022 period, as compared to 26.5% in the 2021 period.

The provision for income taxes reflects an effective tax rate of 15.3%, as compared to 14.6% for the 2021 period. The increase in the effective tax rate principally relates to changes in the geographic mix of earnings and a decrease in discrete benefits.

Net income attributable to noncontrolling interests reflected a loss of $4 million in the 2022 period as compared to income of $2 million in the 2021 period.

Six Months Ended June 30, 2022 versus June 30, 2021

The Company reported net income attributable to Lazard Group of $251 million, as compared to net income attributable to Lazard Group of $276 million in the 2021 period.

Net revenue decreased $181 million, or 12%, with operating revenue decreasing $96 million, or 7%, as compared to the 2021 period. Fee revenue from investment banking and other advisory activities increased $1 million as compared to the 2021 period. Asset management fees, including incentive fees, decreased $89 million, or 13% as compared to the 2021 period. In the aggregate, interest income, other revenue and interest expense decreased $92 million, as compared to the 2021 period.

Compensation and benefits expense decreased $154 million, or 17% as compared to the 2021 period.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $801 million, a decrease of $69 million, or 8%, as compared to $870 million in the 2021 period. The ratio of adjusted compensation and benefits expense to operating revenue was 58.4% for the 2022 period, as compared to 59.2% for the 2021 period.

Non-compensation expense increased $22 million, or 8%, as compared to the 2021 period, primarily due to increased marketing and business development expenses from higher travel, and investments in technology. Adjusted non-compensation expense increased $27 million, or 12%, as compared to the 2021 period. The ratio of adjusted non-compensation expense to operating revenue was 17.9% for the 2022 period, as compared to 14.9% for the 2021 period.

Operating income decreased $48 million, or 14%, as compared to the 2021 period.

Earnings from operations decreased $54 million, or 14%, as compared to the 2021 period, and, as a percentage of operating revenue, was 23.7% for the 2022 period, as compared to 25.8% in the 2021 period.

The provision for income taxes reflects an effective tax rate of 12.1%, as compared to 16.6% for the 2021 period. The decrease in the effective tax rate principally relates to changes in the geographic mix of earnings and an increase in discrete benefits.

Net income attributable to noncontrolling interests decreased $2 million as compared to the 2021 period.

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

Financial Advisory

The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	($ in thousands)
Net Revenue	$405,940	$482,918	$795,842	$800,440
Operating Expenses	315,477	367,030	610,441	622,937
Operating Income	$90,463	$115,888	$185,401	$177,503
Operating Income, as a % of net revenue	22.3%	24.0%	23.3%	22.2%

Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	85	96	147	169
Percentage of total Financial Advisory net revenue from top 10 clients	40%	35%	31%	24%
Number of M&A transactions completed with values greater than $500 million (a)	21	17	42	43

(a)	Source: Dealogic as of July 5, 2022.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Americas	63%	69%	57%	64%
EMEA	37	31	42	35
Asia Pacific	-	-	1	1
Total	100%	100%	100%	100%

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

Three Months Ended June 30, 2022 versus June 30, 2021

Financial Advisory net revenue decreased $77 million, or 16%, as compared to the 2021 period. The decrease in Financial Advisory net revenue was primarily a result of a decrease in the number of fees greater than $10 million as compared to the 2021 period.

Operating expenses decreased $52 million, or 14%, as compared to the 2021 period, primarily due to decreases in compensation and benefits expense associated with decreased operating revenue.

Financial Advisory operating income was $90 million, a decrease of $25 million, or 22%, as compared to operating income of $116 million in the 2021 period and, as a percentage of net revenue, was 22.3%, as compared to 24.0% in the 2021 period.

Six Months Ended June 30, 2022 versus June 30, 2021

Financial Advisory net revenue decreased $5 million, or 1%, as compared to the 2021 period.

Operating expenses decreased $12 million, or 2%, as compared to the 2021 period.

Financial Advisory operating income was $185 million, an increase of $8 million, or 4%, as compared to operating income of $178 million in the 2021 period and, as a percentage of net revenue, was 23.3%, as compared to 22.2% in the 2021 period.

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

Either directly, or through our third-party vendors, we perform a variety of regular due diligence procedures on our pricing service providers.

The following table shows the composition of AUM for the Asset Management segment:

	As of
	June 30, 2022	December 31, 2021
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$22,656	$31,227
Global	48,742	59,516
Local	46,617	56,310
Multi-Regional	52,259	73,953
Total Equity	170,274	221,006
Fixed Income:
Emerging Markets	9,948	12,231
Global	12,380	14,410
Local	5,302	6,022
Multi-Regional	12,299	13,623
Total Fixed Income	39,929	46,286
Alternative Investments	4,145	4,203
Private Equity	1,268	1,290
Cash Management	1,010	954
Total AUM	$216,626	$273,739

Total AUM at June 30, 2022 was $217 billion, a decrease of $57 billion, or 21%, as compared to total AUM of $274 billion at December 31, 2021 due to market and foreign exchange depreciation and net outflows. Average AUM for the three month and six month periods ended June 30, 2022 decreased 17% and 9%, respectively, as compared to the three month and six month periods ended June 30, 2021.

As of June 30, 2022, approximately 86% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, compared to approximately 87% as of December 31, 2021. As of June 30, 2022, approximately 14% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, compared to approximately 13% as of December 31, 2021.

As of June 30, 2022 and December 31, 2021, AUM with foreign currency exposure represented approximately 64% and 65%, respectively, of our total AUM. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month and six month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$201,027	$7,089	$(10,987)	$(3,898)	$(20,701)	$(6,154)	$170,274
Fixed Income	44,984	1,940	(2,992)	(1,052)	(2,090)	(1,913)	39,929
Other	6,664	951	(650)	301	(406)	(136)	6,423
Total	$252,675	$9,980	$(14,629)	$(4,649)	$(23,197)	$(8,203)	$216,626

(a)

Inflows in the Equity asset class were primarily attributable to the Global and Local platforms, and inflows in the Fixed Income asset class were primarily attributable to the Global and Multi-Regional platforms. Outflows in the Equity asset class were primarily attributable to the Multi-Regional, Global and Local equity platforms, and outflows in the Fixed Income asset class were primarily attributable to the Emerging Markets and Global platforms.

	Six Months Ended June 30, 2022
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$221,006	$13,205	$(23,801)	$(10,596)	$(32,340)	$(7,796)	$170,274
Fixed Income	46,286	4,495	(5,698)	(1,203)	(2,832)	(2,322)	39,929
Other	6,447	1,722	(1,097)	625	(470)	(179)	6,423
Total	$273,739	$19,422	$(30,596)	$(11,174)	$(35,642)	$(10,297)	$216,626

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

	Three Months Ended June 30, 2021
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$215,459	$6,257	$(9,534)	$(3,277)	$11,524	$853	$224,559
Fixed Income	44,249	3,704	(1,767)	1,937	615	349	47,150
Other	5,144	702	(190)	512	3	10	5,669
Total	$264,852	$10,663	$(11,491)	$(828)	$12,142	$1,212	$277,378

	Six Months Ended June 30, 2021
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

As of July 22, 2022, AUM was $220.2 billion, a $3.6 billion increase since June 30, 2022. The increase in AUM was due to market appreciation of $5.5 billion, partially offset by foreign exchange depreciation of $1.4 billion and net outflows of $0.5 billion.

Average AUM for the three month and six month periods ended June 30, 2022 and 2021 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	($ in millions)
Average AUM by Asset Class:
Equity	$181,343	$223,617	$192,695	$217,807
Fixed Income	42,171	46,725	43,993	45,530
Alternative Investments	4,374	3,404	4,387	3,161
Private Equity	1,259	1,330	1,263	1,340
Cash Management	1,015	775	925	819
Total Average AUM	$230,162	$275,851	$243,263	$268,657

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	($ in thousands)
Net Revenue	$289,151	$365,255	$627,652	$712,745
Operating Expenses	232,546	269,314	474,062	501,417
Operating Income	$56,605	$95,941	$153,590	$211,328
Operating Income, as a % of net revenue	19.6%	26.3%	24.5%	29.6%

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Americas	48%	47%	47%	46%
EMEA	40	43	42	44
Asia Pacific	12	10	11	10
Total	100%	100%	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended June 30, 2022 versus June 30, 2021

Asset Management net revenue decreased $76 million, or 21%, as compared to the 2021 period. Management fees and other revenue was $282 million, a decrease of $49 million, or 15%, as compared to $331 million in the 2021 period primarily due to a decrease in average AUM. Incentive fees were $7 million, a decrease of $27 million as compared to $34 million in the 2021 period.

Operating expenses decreased $37 million, or 14%, as compared to the 2021 period primarily due to decreases in compensation and benefits expense associated with decreased operating revenue.

Asset Management operating income was $57 million, a decrease of $39 million, or 41%, as compared to operating income of $96 million in the 2021 period and, as a percentage of net revenue, was 19.6%, as compared to 26.3% in the 2021 period.

Six Months Ended June 30, 2022 versus June 30, 2021

Asset Management net revenue decreased $85 million, or 12%, as compared to the 2021 period. Management fees and other revenue was $595 million, a decrease of $50 million, or 8%, as compared to $645 million in the 2021 period primarily due to a decrease in average AUM. Incentive fees were $33 million, a decrease of $34 million as compared to $67 million in the 2021 period.

Operating expenses decreased $27 million, or 5%, as compared to the 2021 period primarily due to decreases in compensation and benefits expense associated with decreased operating revenue.

Asset Management operating income was $154 million, a decrease of $58 million, or 27%, as compared to operating income of $211 million in the 2021 period and, as a percentage of net revenue, was 24.5%, as compared to 29.6% in the 2021 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	($ in thousands)
Interest Income	$1,868	$716	$2,934	$1,210
Interest Expense	(19,061)	(18,634)	(38,123)	(37,397)
Net Interest Expense	(17,193)	(17,918)	(35,189)	(36,187)
Other Revenue (Loss)	(39,635)	23,927	(55,457)	36,533
Net Revenue (Loss)	(56,828)	6,009	(90,646)	346
Operating Expenses (Credit)	(36,189)	16,741	(41,119)	51,687
Operating Loss	$(20,639)	$(10,732)	$(49,527)	$(51,341)

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended June 30, 2022 versus June 30, 2021

Net interest expense remained substantially the same as compared to the 2021 period.

Other revenue decreased $64 million as compared to the 2021 period primarily due to losses in the 2022 period as compared to gains in the 2021 period attributable to investments held in connection with LFI.

Operating expenses decreased $53 million as compared to the 2021 period, primarily due to a decrease in compensation and benefits expense which reflected a decrease in charges pertaining to LFI.

Six Months Ended June 30, 2022 versus June 30, 2021

Net interest expense remained substantially the same as compared to the 2021 period.

Other revenue decreased $92 million as compared to the 2021 period primarily due to losses in the 2022 period as compared to gains in the 2021 period attributable to investments held in connection with LFI.

Operating expenses decreased $93 million as compared to the 2021 period, primarily due to a decrease in compensation and benefits expense which reflected a decrease in charges pertaining to LFI.

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

Summary of Cash Flows:

	Six Months Ended
	June 30,
	2022	2021
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$254	$281
Adjustments to reconcile net income to net cash provided by operating activities (a)	270	291
Other operating activities (b)	(435)	(570)
Net cash provided by operating activities	89	2
Investing activities	(19)	(17)
Financing activities (c)	(89)	252
Effect of exchange rate changes	(208)	(63)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	(227)	174
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	3,401	2,499
End of Period	$3,174	$2,673

(a)	Consists of the following:

	Six Months Ended
	June 30,
	2022	2021
	($ in millions)
Depreciation and amortization of property	$21	$19
Noncash lease expense	32	36
Currency translation adjustment reclassification	-	(8)
Amortization of deferred expenses and share-based incentive compensation	212	229
Deferred tax provision	5	15
Total	$270	$291

(b)	Includes net changes in operating assets and liabilities.
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

Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”. In the first half of 2022, as reflected on the condensed consolidated statements of financial condition, both “deposits with banks and short-term investments” and “deposits and other customer payables” increased as compared to December 31, 2021, and reflect the level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG.

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

We regularly monitor our liquidity position, including cash levels, lease obligations, investments in U.S. Treasury securities, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, distributions to members, purchases of shares of common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At June 30, 2022, Lazard had approximately $856 million of cash, with such amount including approximately $468 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings. We expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.

As of June 30, 2022, the Company’s lease obligations were $38 million for 2022 (July 1 through December 31), $144 million from 2023 through 2024, $119 million from 2025 through 2026 and $321 million through 2033.

As of June 30, 2022, Lazard had approximately $209 million in unused lines of credit available to it, including a $200 million, three-year, senior revolving credit facility with a group of lenders that expires in July 2023 (the “Amended and Restated Credit Agreement”) and unused lines of credit available to LFB of approximately $8 million.

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00, provided that the Consolidated Leverage Ratio may be greater than 3.25 to 1.00 for two (consecutive or nonconsecutive) quarters so long as it is not greater than 3.50 to 1.00 on the last day of any such quarter, or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended June 30, 2022, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.39 to 1.00 and its Consolidated Interest Coverage Ratio being 15.82 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of June 30, 2022.

In addition, the Amended and Restated Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions and also contains customary LIBOR-replacement mechanics. At June 30, 2022, the Company was in compliance with all of these provisions.

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

Financing Activities

The table below sets forth our corporate indebtedness as of June 30, 2022 and December 31, 2021. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		June 30, 2022			December 31, 2021
Senior Debt	Maturity Date	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2025 Senior Notes	2025	$400.0	$1.2	$398.8	$400.0	$1.5	$398.5
Lazard Group 2027 Senior Notes	2027	300.0	1.8	298.2	300.0	2.0	298.0
Lazard Group 2028 Senior Notes	2028	500.0	5.3	494.7	500.0	5.7	494.3
Lazard Group 2029 Senior Notes	2029	500.0	5.2	494.8	500.0	5.6	494.4
		$1,700.0	$13.5	$1,686.5	$1,700.0	$14.8	$1,685.2

The indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants (none of which relate to financial condition), events of default and other customary provisions. At June 30, 2022, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Members’ Equity

At June 30, 2022, total members’ equity was $611 million, as compared to $874 million at December 31, 2021, including $509 million and $776 million attributable to Lazard Group on the respective dates. The net activity in members’ equity during the six month period ended June 30, 2022 is reflected in the table below (in millions of dollars):

Members’ Equity - January 1, 2022	$874
Increase (decrease) due to:
Net income	249
Other comprehensive loss	(66)
Amortization of share-based incentive compensation	126
Purchase of common stock	(375)
Settlement of share-based incentive compensation (a)	(59)
Distributions to members and noncontrolling interests	(150)
Other - net	12
Members’ Equity - June 30, 2022	$611

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

Six Months Ended June 30:	Number of Shares Purchased	Average Price Per Share
2021	5,329,541	$43.86
2022	10,598,882	$35.40

As of June 30, 2022, a total of $119 million of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, which authorization will expire on December 31, 2024.

In addition, on July 27, 2022, the Board of Directors of Lazard authorized the repurchase of up to $500 million of additional shares of common stock, which authorization will expire on December 31, 2024, bringing the total available share repurchase authorization as of July 27, 2022 to $559 million.

During the six month period ended June 30, 2022, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

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

Seed investments held in entities in which the Company maintained a controlling interest were $87 million in ten entities as of June 30, 2022, as compared to $74 million in ten entities as of December 31, 2021. LFI investments held in entities in which the Company maintained a controlling interest were $165 million in nine entities as of June 30, 2022, as compared to $175 million in ten entities as of December 31, 2021.

As of June 30, 2022 and December 31, 2021, the Company did not consolidate any seed investment entities or LFI investment entities, with the exception of the consolidation of certain LFI funds (see Note 18 of Notes to Condensed Consolidated Financial Statements). As such, seed investments and substantially all of LFI investments included in “investments” on the consolidated statements of financial condition represented the Company’s economic interest in the seed and LFI investments.

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

Data relating to investments is set forth below:

	June 30, 2022	December 31, 2021
	($ in thousands)
Seed investments by asset class:
Equities (a)	$119,157	$121,627
Fixed income	9,185	10,343
Alternative investments	29,297	30,495
Total seed investments	157,639	162,465
Other investments owned:
Private equity	21,075	30,127
U.S. Treasury securities	99,988	299,990
Fixed income and other	23,313	24,226
Total other investments owned	144,376	354,343
Subtotal	302,015	516,808
Add:
Private equity consolidated, not owned	16,588	16,462
Equity method	15,915	16,250
LFI	452,621	457,819
Total investments	$787,139	$1,007,339

(a)	At June 30, 2022 and December 31, 2021, seed investments in directly owned equity securities were invested as follows:

	June 30, 2022	December 31, 2021
Percentage invested in:
Financials	14%	16%
Consumer	32	32
Industrial	12	14
Technology	20	26
Other	22	12
Total	100%	100%

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

Equity Market Price Risk—At both June 30, 2022 and December 31, 2021, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $138 million. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $0.9 million and $0.3 million in the carrying value of such investments as of June 30, 2022 and December 31, 2021, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At June 30, 2022 and December 31, 2021, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $148 million and $351 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $0.2 million and $0.6 million in the carrying value of such investments as of June 30, 2022 and December 31, 2021, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At June 30, 2022 and December 31, 2021, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $53 million and $68 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a decrease of approximately $1.3 million and $2.4 million in the carrying value of such investments as of June 30, 2022 and December 31, 2021, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At June 30, 2022 and December 31, 2021, the Company’s exposure to changes in fair value of such investments was approximately $21 million and $30 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $2.1 million and $3.0 million in the carrying value of such investments as of June 30, 2022 and December 31, 2021.

For additional information regarding risks associated with our investments, see Item 1A, “Risk Factors—Other Business Risks—Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios in our Form 10-K.”

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At June 30, 2022, total receivables amounted to $803 million, net of an allowance for doubtful accounts of $30 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries and customers and other receivables comprised 72%, 8% and 20% of total receivables, respectively. At December 31, 2021, total receivables amounted to $864 million, net of an allowance for doubtful accounts of $34 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries and customers and other receivables comprised 77%, 7% and 16% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFG and LFB offer wealth management and banking services to high net worth individuals and families. At June 30, 2022 and December 31, 2021, customers and other receivables included $121 million and $122 million, respectively, of LFB loans. Such loans were fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

The Company monitors its exposures to individual counterparties and diversifies where appropriate to reduce the exposure to concentrations of credit.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $19 million and $1 million at June 30, 2022 and December 31, 2021, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements and the derivative liability for warrants exercisable for LGAC Class A ordinary shares that were issued in connection with the LGAC IPO (the “LGAC Warrants”), amounted to $1 million and $3 million at June 30, 2022 and December 31, 2021, respectively.

The Company records the LGAC Warrants as derivative liabilities at fair value, which amounted to $3 million and $10 million at June 30, 2022 and December 31, 2021, respectively, with remeasurement gains and losses recorded in earnings.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $346 million and $359 million at June 30, 2022 and December 31, 2021, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of June 30, 2022, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $9 million in the event interest rates were to increase by 1% and decrease by approximately $9 million if rates were to decrease by 1%.

As of June 30, 2022, the Company’s cash and cash equivalents totaled approximately $856 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and (iii) in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

Dated: August 1, 2022

LAZARD GROUP LLC

By:	/s/ Evan L. Russo
Name:	Evan L. Russo
Title:	Chief Financial Officer

By:	/s/ Dominick Ragone
Name:	Dominick Ragone
Title:	Chief Accounting Officer