Form 10-Q
period 2022-09-30
Lazard Group LLC
filed 2022-10-31
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 21, 2022, in addition to profit participation interests, there were two managing member interests outstanding.

TABLE OF CONTENTS

When we use the terms “Lazard Group”,”Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company, that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock (“common stock”), the only class of common stock of Lazard outstanding, are publicly traded on the New York Stock Exchange under the symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd’s primary operating asset is its indirect ownership as of September 30, 2022 of all of the common membership interests in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries that are co-managing members of Lazard Group.

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Page

Condensed Consolidated Statements of Financial Condition as of September 30, 2022 and December 31, 2021	2

Condensed Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2022 and 2021	4

Condensed Consolidated Statements of Comprehensive Income for the three month and nine month periods ended September 30, 2022 and 2021	5

Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2022 and 2021	6

Condensed Consolidated Statements of Changes in Members’ Equity and Redeemable Noncontrolling Interests for the three month and nine month periods ended September 30, 2022 and 2021	7

Notes to Condensed Consolidated Financial Statements	11

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(UNAUDITED)

(dollars in thousands)

	September 30,	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$990,632	$1,435,576
Deposits with banks and short-term investments	1,341,514	1,347,544
Restricted cash	621,099	617,448
Receivables (net of allowance for doubtful accounts of $14,296 and $33,955 at September 30, 2022 and December 31, 2021, respectively):
Fees	568,182	669,355
Customers and other	169,268	136,345
Lazard Ltd subsidiaries	69,932	58,597
	807,382	864,297
Investments	638,960	1,007,339
Property (net of accumulated amortization and depreciation of $369,036 and $366,215 at September 30, 2022 and December 31, 2021, respectively)	218,444	249,648
Operating lease right-of-use assets	419,043	465,903
Goodwill and other intangible assets (net of accumulated amortization of $67,606 and $67,561 at September 30, 2022 and December 31, 2021, respectively)	355,336	357,337
Deferred tax assets	33,897	31,926
Other assets	448,553	363,364
Total Assets	$5,874,860	$6,740,382

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(UNAUDITED)

(dollars in thousands)

	September 30,	December 31,
	2022	2021
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$1,499,812	$1,442,701
Accrued compensation and benefits	528,727	968,766
Operating lease liabilities	501,227	552,345
Senior debt	1,687,092	1,685,227
Payable to Lazard Ltd subsidiaries	15,792	17,947
Deferred tax liabilities	8,964	1,827
Other liabilities	530,288	622,103
Total Liabilities	4,771,902	5,290,916
Commitments and contingencies
Redeemable noncontrolling interests	578,495	575,000
MEMBERS’ EQUITY
Members' equity (net of 24,394,573 and 12,006,477 shares of Lazard Ltd Class A common stock, at a cost of $914,904 and $506,587 at September 30, 2022 and December 31, 2021, respectively)	738,318	984,807
Accumulated other comprehensive loss, net of tax	(318,689)	(209,037)
Total Lazard Group LLC Members' Equity	419,629	775,770
Noncontrolling interests	104,834	98,696
Total Members’ Equity	524,463	874,466
Total Liabilities, Redeemable Noncontrolling Interests and Members’ Equity	$5,874,860	$6,740,382

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
REVENUE
Investment banking and other advisory fees	$450,818	$384,639	$1,243,390	$1,176,557
Asset management fees	279,040	323,747	863,103	997,162
Interest income	8,013	1,289	13,789	3,982
Other	5,412	28,104	(2,203)	113,464
Total revenue	743,283	737,779	2,118,079	2,291,165
Interest expense	19,402	20,334	61,350	60,189
Net revenue	723,881	717,445	2,056,729	2,230,976
OPERATING EXPENSES
Compensation and benefits	418,140	417,020	1,175,662	1,328,930
Occupancy and equipment	30,539	30,864	90,875	95,152
Marketing and business development	19,585	9,912	56,287	25,888
Technology and information services	44,534	37,511	124,437	106,861
Professional services	15,236	16,320	46,077	49,728
Fund administration and outsourced services	27,110	34,137	85,364	94,718
Amortization of intangible assets related to acquisitions	15	15	45	45
Other	9,005	13,462	28,801	33,960
Total operating expenses	564,164	559,241	1,607,548	1,735,282
OPERATING INCOME	159,717	158,204	449,181	495,694
Provision for income taxes	20,535	22,827	55,533	78,876
NET INCOME	139,182	135,377	393,648	416,818
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	16,996	8,304	20,265	13,568
NET INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$122,186	$127,073	$373,383	$403,250

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
NET INCOME	$139,182	$135,377	$393,648	$416,818
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments:
Currency translation adjustments before reclassification	(53,627)	(25,226)	(133,246)	(40,268)
Adjustment for items reclassified to earnings	138	51	265	(7,532)
Employee benefit plans:
Actuarial gain net of tax expense of $1,832 and $1,107 for the three months ended September 30, 2022 and 2021, respectively, and $4,436 and $1,496 for the nine months ended September 30, 2022 and 2021, respectively)	8,786	4,442	20,512	4,030
Adjustment for items reclassified to earnings (net of tax expense of $233 and $422 for the three months ended September 30, 2022 and 2021, respectively, and $748 and $1,286 for the nine months ended September 30, 2022 and 2021, respectively)	1,162	1,481	2,816	4,275
OTHER COMPREHENSIVE LOSS, NET OF TAX	(43,541)	(19,252)	(109,653)	(39,495)
COMPREHENSIVE INCOME	95,641	116,125	283,995	377,323
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	16,997	8,305	20,264	13,568
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$78,644	$107,820	$263,731	$363,755

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$393,648	$416,818
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	31,670	28,089
Noncash lease expense	45,884	52,390
Currency translation adjustment reclassification	265	(7,532)
Amortization of deferred expenses and share-based incentive compensation	332,074	324,661
Amortization of intangible assets related to acquisitions	45	45
Deferred tax provision	2,449	9,213
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	34,973	64,708
Investments	236,275	(360,959)
Other assets	(69,708)	(34,479)
Accrued compensation and benefits and other liabilities	(487,089)	(67,216)
Net cash provided by operating activities	520,486	425,738
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(24,986)	(25,290)
Disposals of property	272	699
Other investing activities	(7,500)	-
Net cash used in investing activities	(32,214)	(24,591)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from noncontrolling interests	338	413
LGAC IPO	-	575,000
Contributions from members	-	14,000
Customer deposits, net	281,360	295,837
Other financing activities	40	-
Payments for:
Distributions to noncontrolling interests	(27,052)	(7,711)
Payments of LGAC IPO underwriting fees and other offering costs	-	(9,352)
Purchase of Class A common stock	(612,175)	(286,193)
Distributions to members	(140,845)	(127,234)
Settlement of share-based incentive compensation in satisfaction of tax withholding requirements	(61,256)	(67,524)
LFI Consolidated Funds redemptions	(11,296)	-
Other financing activities	(10,844)	(21,389)
Net cash provided by (used in) financing activities	(581,730)	365,847
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(353,865)	(117,781)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(447,323)	649,213
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— January 1	3,400,568	2,498,663
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— September 30	$2,953,245	$3,147,876

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:
	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$990,632	$1,435,576
Deposits with banks and short-term investments	1,341,514	1,347,544
Restricted cash	621,099	617,448
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$2,953,245	$3,400,568

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2021

(UNAUDITED)

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total	Redeemable
	Members'	Income (Loss),	Members'	Noncontrolling	Members'	Noncontrolling
	Equity	Net of Tax	Equity	Interests	Equity	Interests
Balance - July 1, 2021 (*)	$841,825	$(213,688)	$628,137	$100,774	$728,911	$575,000
Comprehensive income (loss):
Net income	127,073		127,073	8,304	135,377
Other comprehensive income (loss) - net of tax		(19,253)	(19,253)	1	(19,252)
Amortization of share-based incentive compensation	51,892		51,892		51,892
Distributions to members and noncontrolling interests, net	(54,800)		(54,800)	(4,897)	(59,697)
Purchase of Class A common stock	(52,448)		(52,448)		(52,448)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $12	(1,944)		(1,944)		(1,944)
Transfer of Class A common stock to Lazard Ltd Subsidiaries	291		291		291
LFI Consolidated Funds				8,653	8,653
Change in redemption value of redeemable noncontrolling interests	16,622		16,622	(16,622)	-
Other	(2,025)		(2,025)		(2,025)
Balance - September 30, 2021 (*)	$926,486	$(232,941)	$693,545	$96,213	$789,758	$575,000

(*) At July 1, 2021 and September 30, 2021, in addition to profit participation interests, there were two managing member interests.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2021

(UNAUDITED)

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total	Redeemable
	Members'	Income (Loss),	Members'	Noncontrolling	Members'	Noncontrolling
	Equity	Net of Tax	Equity	Interests	Equity	Interests
Balance - January 1, 2021 (*)	$818,430	$(193,446)	$624,984	$85,885	$710,869	$-
Comprehensive income (loss):
Net income	403,250		403,250	13,568	416,818
Other comprehensive loss - net of tax		(39,495)	(39,495)		(39,495)
Amortization of share-based incentive compensation	195,779		195,779		195,779
Distributions to members and noncontrolling interests, net	(127,234)		(127,234)	(7,298)	(134,532)
Purchase of Class A common stock	(286,193)		(286,193)		(286,193)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $48	(67,572)		(67,572)		(67,572)
Contributions from members	14,000		14,000		14,000
Transfer of Class A common stock to Lazard Ltd Subsidiaries	10,536		10,536		10,536
LFI Consolidated Funds				16,164	16,164
Contribution from redeemable noncontrolling interests, net						534,746
Change in redemption value of redeemable noncontrolling interests	(28,148)		(28,148)	(12,106)	(40,254)	40,254
Other	(6,362)		(6,362)		(6,362)
Balance - September 30, 2021 (*)	$926,486	$(232,941)	$693,545	$96,213	$789,758	$575,000

(*) At January 1, 2021 and September 30, 2021, in addition to profit participation interests, there were two managing member interests.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2022

(UNAUDITED)

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total	Redeemable
	Members'	Income (Loss),	Members'	Noncontrolling	Members'	Noncontrolling
	Equity	Net of Tax	Equity	Interests	Equity	Interests
Balance - July 1, 2022 (*)	$784,121	$(275,147)	$508,974	$102,002	$610,976	$575,710
Comprehensive income (loss):
Net income	122,186		122,186	13,254	135,440	3,742
Other comprehensive income (loss) - net of tax		(43,542)	(43,542)	1	(43,541)
Amortization of share-based incentive compensation	74,916		74,916		74,916
Distributions to members and noncontrolling interests, net	25		25	(17,410)	(17,385)
Purchase of Class A common stock	(236,990)		(236,990)		(236,990)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $2	(2,516)		(2,516)		(2,516)
LFI Consolidated Funds				6,702	6,702
Change in redemption value of redeemable noncontrolling interests	670		670	287	957	(957)
Other	(4,094)		(4,094)	(2)	(4,096)
Balance - September 30, 2022 (*)	$738,318	$(318,689)	$419,629	$104,834	$524,463	$578,495

(*) At July 1, 2022 and September 30, 2022, in addition to profit participation interests, there were two managing member interests.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2022

(UNAUDITED)

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total	Redeemable
	Members'	Income (Loss),	Members'	Noncontrolling	Members'	Noncontrolling
	Equity	Net of Tax	Equity	Interests	Equity	Interests
Balance - January 1, 2022 (*)	$984,807	$(209,037)	$775,770	$98,696	$874,466	$575,000
Comprehensive income (loss):
Net income	373,383		373,383	11,017	384,400	9,248
Other comprehensive loss - net of tax		(109,652)	(109,652)	(1)	(109,653)
Amortization of share-based incentive compensation	201,102		201,102		201,102
Distributions to members and noncontrolling interests, net	(140,845)		(140,845)	(26,714)	(167,559)
Purchase of Class A common stock	(612,175)		(612,175)		(612,175)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $60	(61,196)		(61,196)		(61,196)
LFI Consolidated Funds				20,110	20,110
Change in redemption value of redeemable noncontrolling interests	4,027		4,027	1,726	5,753	(5,753)
Other	(10,785)		(10,785)		(10,785)
Balance - September 30, 2022 (*)	$738,318	$(318,689)	$419,629	$104,834	$524,463	$578,495

(*) At January 1, 2022 and September 30, 2022, in addition to profit participation interests, there were two managing member interests.

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of September 30, 2022 and December 31, 2021. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

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

Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. For example, discretionary compensation and benefits expense for interim periods is accrued based on the year-to-date amount of revenue earned, and an estimated annual ratio of compensation and benefits expense to revenue, with the applicable amounts adjusted for certain items. Although these estimates are based on management’s knowledge of current events and actions that Lazard may undertake in the future, actual results may differ materially from the estimates.

The consolidated results of operations for the three month and nine month periods ended September 30, 2022 are not indicative of the results to be expected for any future interim or annual period.

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

“Redeemable noncontrolling interests” of $578,495 associated with the publicly held LGAC Class A ordinary shares are recorded on the Company’s condensed consolidated statements of financial condition as of September 30, 2022 at redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Changes in redemption value are recognized immediately as they occur and will adjust the carrying value of redeemable noncontrolling interests to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable noncontrolling interests shall be affected by credits or charges to additional paid-in-capital and noncontrolling interests attributable to certain members of LGACo 1 LLC based on pro rata ownership.

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

The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Revenue:
Financial Advisory (a)	$453,084	$384,793	$1,248,926	$1,185,233

Asset Management:
Management Fees and Other (b)	$277,202	$331,252	$872,351	$976,734
Incentive Fees (c)	21,595	7,495	54,098	74,758
Total Asset Management	$298,797	$338,747	$926,449	$1,051,492

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

Activity in the allowance for doubtful accounts for the three month and nine month periods ended September 30, 2022 and 2021 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Beginning Balance	$30,269	$36,244	$33,955	$36,649
Bad debt expense (credit), net of reversals	(457)	1,728	(999)	4,273
Charge-offs, foreign currency translation and other adjustments	(15,516)	(680)	(18,660)	(3,630)
Ending Balance (a)	$14,296	$37,292	$14,296	$37,292

(a)	The allowance for doubtful accounts balances are substantially all related to M&A and Restructuring fee receivables that include reimbursable expense receivables.

Bad debt expense, net of reversals represents the current period provision of expected credit losses and is included in “operating expenses—other” on the condensed consolidated statements of operations.

Of the Company’s fee receivables at September 30, 2022 and December 31, 2021, $103,695 and $123,189, respectively, represented financing receivables for our Private Capital Advisory fees. Based upon our historical loss experience, the credit quality of the counterparties, and the lack of uncollectible amounts, there was no allowance for doubtful accounts required at those dates related to such receivables.

At September 30, 2022 and December 31, 2021, customers and other receivables included $119,173 and $122,229, respectively, of customer loans, which are fully collateralized and closely monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of September 30, 2022 and December 31, 2021.

The aggregate carrying amount of all other receivables of $584,514 and $618,879 at September 30, 2022 and December 31, 2021, respectively, approximates fair value.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

4.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Debt	$-	$299,990
Equities	39,747	54,040
Funds:
Alternative investments (a)	54,201	49,757
Debt (a)	167,763	164,952
Equity (a)	319,707	375,761
Private equity	41,804	46,589
	583,475	637,059
Investments, at fair value	623,222	991,089
Equity method	15,738	16,250
Total investments	$638,960	$1,007,339
Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$4,301	$6,828

(a)

Interests in alternative investment funds, debt funds and equity funds include investments with fair values of $23,525, $137,949 and $248,488 respectively, at September 30, 2022 and $18,326, $132,875 and $306,618, respectively, at December 31, 2021, held in order to satisfy the Company’s liability upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 6 and 12).

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

During the three month and nine month periods ended September 30, 2022 and 2021, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to “equity securities and trading debt securities” still held as of the reporting date as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net unrealized investment gains (losses)	$(31,093)	$(13,736)	$(134,091)	$5,955

5.	FAIR VALUE MEASUREMENTS

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

The following tables present, as of September 30, 2022 and December 31, 2021, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	September 30, 2022
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Equities	$39,218	$-	$529	$-	$39,747
Funds:
Alternative investments	25,937	-	-	28,264	54,201
Debt	167,759	-	-	4	167,763
Equity	319,669	-	-	38	319,707
Private equity	-	-	240	41,564	41,804
Derivatives	-	18,502	-	-	18,502
Total	$552,583	$18,502	$769	$69,870	$641,724
Liabilities:
Securities sold, not yet purchased	$4,301	$-	$-	$-	$4,301
Derivatives	575	310,570	-	-	311,145
Total	$4,876	$310,570	$-	$-	$315,446

	December 31, 2021
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$299,990	$-	$-	$-	$299,990
Equities	53,462	-	578	-	54,040
Funds:
Alternative investments	24,972	-	-	24,785	49,757
Debt	164,947	-	-	5	164,952
Equity	375,712	-	-	49	375,761
Private equity	-	-	293	46,296	46,589
Derivatives	-	922	-	-	922
Total	$919,083	$922	$871	$71,135	$992,011
Liabilities:
Securities sold, not yet purchased	$6,828	$-	$-	$-	$6,828
Derivatives	10,005	362,240	-	-	372,245
Total	$16,833	$362,240	$-	$-	$379,073

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month and nine month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Issuances	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$542	$28	$-	$-	$(41)	$529
Private equity funds	256	-	-	-	(16)	240
Total Level 3 assets	$798	$28	$-	$-	$(57)	$769

	Nine Months Ended September 30, 2022
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Issuances	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$578	$35	$-	$-	$(84)	$529
Private equity funds	293	-	-	(13)	(40)	240
Total Level 3 assets	$871	$35	$-	$(13)	$(124)	$769

	Three Months Ended September 30, 2021
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Issuances	Sales/ Dispositions/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,646	$(836)	$-	$-	$(28)	$782
Private equity funds	2,628	4,593	-	(16)	(7)	7,198
Total Level 3 assets	$4,274	$3,757	$-	$(16)	$(35)	$7,980

	Nine Months Ended September 30, 2021
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions	Sales/ Dispositions/ Settlements/ Transfers (b)	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,671	$(835)	$-	$-	$(54)	$782
Private equity funds	1,486	5,745	-	(16)	(17)	7,198
Total Level 3 assets	$3,157	$4,910	$-	$(16)	$(71)	$7,980

Liabilities:
Derivatives	$-	$-	$11,500	$(11,500)	$-	$-
Total Level 3 liabilities	$-	$-	$11,500	$(11,500)	$-	$-

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

(a)

Earnings recorded in “other revenue” for investments in Level 3 assets for the three month and nine month periods ended September 30, 2022 and 2021 include net unrealized gains of $28, $35, $3,757 and $4,910, respectively.

(b)

Transfers out of Level 3 derivatives during the nine month period ended September 30, 2021 reflected transfers of derivative liabilities for LGAC Warrants to Level 1 principally due to a change in the inputs used to value these derivatives.

There were no other transfers into or out of Level 3 within the fair value hierarchy during the three month and nine month periods ended September 30, 2022 and 2021.

The following tables present, at September 30, 2022 and December 31, 2021, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	September 30, 2022
						Investments Redeemable
	Fair Value	Unfunded Commitments		% of Fair Value Not Redeemable		Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$27,668	$-		NA		(a)	30-60 days
Other	596	-		NA		(b)	<30-30 days
Debt funds	4	-		NA		(c)	<30 days
Equity funds	38	-		NA		(d)	<30-60 days
Private equity funds:
Equity growth	41,564	5,520	(e)	100%	(f)	NA	NA
Total	$69,870	$5,520

(a)	monthly (67%) and quarterly (33%)
(b)	daily (6%) and monthly (94%)
(c)	daily (100%)
(d)	monthly (32%) and annually (68%)
(e)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $8,032 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

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

Investment Capital Funding Commitments—At September 30, 2022, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $5,158. The investment period for EGCP III ended on October 12, 2016, after which point the Company’s obligation to fund capital contributions for new investments in EGCP III expired. The Company remains obligated until October 12, 2023 (or any earlier liquidation of EGCP III) to make capital contributions necessary to fund follow-on investments and to pay for fund expenses.

6.DERIVATIVES

The tables below present the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 12) on the accompanying condensed consolidated statements of financial condition as of September 30, 2022 and December 31, 2021. Notional amounts provide an indication of the volume of the Company's derivative activity.

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

	September 30, 2022
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$967	$96,733	$3,437	$231,388
Total return swaps and other	24,215	136,576	104	6,311
LGAC Warrants	-	-	575	11,500
LFI and other similar deferred compensation arrangements	-	-	307,160	342,579
Total gross derivatives	25,182	$233,309	311,276	$591,778
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(27)		(27)
Total return swaps and other	(6,653)		(104)
Total in "other assets" and "other liabilities"	18,502		311,145
Amounts not netted (a):
Cash collateral	-		(2,363)
Securities collateral	-		-
	$18,502		$308,782

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

Net gains (losses) with respect to derivative instruments (included in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2022 and 2021, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Forward foreign currency exchange rate contracts	$2,650	$2,603	$8,260	$7,702
LFI and other similar deferred compensation arrangements	16,180	1,368	65,601	(22,610)
LGAC Warrants	2,300	3,795	9,430	2,070
Total return swaps and other	7,177	1,492	32,676	(9,482)
Total	$28,307	$9,258	$115,967	$(22,320)

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

7.	PROPERTY

At September 30, 2022 and December 31, 2021, property consisted of the following:

	Estimated Depreciable	September 30,	December 31,
	Life in Years	2022	2021
Buildings	33	$123,476	$143,464
Leasehold improvements	3-20	198,318	208,363
Furniture and equipment	3-10	231,011	217,984
Construction in progress		34,675	46,052
Total		587,480	615,863
Less - Accumulated depreciation and amortization		369,036	366,215
Property		$218,444	$249,648

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at September 30, 2022 and December 31, 2021 are presented below:

	September 30,	December 31,
	2022	2021
Goodwill	$355,231	$357,187
Other intangible assets (net of accumulated amortization)	105	150
	$355,336	$357,337

At September 30, 2022 and December 31, 2021, goodwill of $290,690 and $292,646, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the nine month periods ended September 30, 2022 and 2021 are as follows:

	Nine Months Ended
	September 30,
	2022	2021
Balance, January 1	$357,187	$361,682
Foreign currency translation adjustments	(1,956)	(4,182)
Balance, September 30	$355,231	$357,500

All changes in the carrying amount of goodwill for the nine month periods ended September 30, 2022 and 2021 are attributable to the Company’s Financial Advisory segment.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

9.	SENIOR DEBT

Senior debt is comprised of the following as of September 30, 2022 and December 31, 2021:

				Outstanding as of
	Initial		Annual	September 30, 2022			December 31, 2021
	Principal Amount	Maturity Date	Interest Rate(a)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2025 Senior Notes	$400,000	2/13/25	3.75%	$400,000	$1,121	$398,879	$400,000	$1,476	$398,524
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	300,000	1,723	298,277	300,000	2,015	297,985
Lazard Group 2028 Senior Notes	500,000	9/19/28	4.50%	500,000	5,077	494,923	500,000	5,716	494,284
Lazard Group 2029 Senior Notes	500,000	3/11/29	4.375%	500,000	4,987	495,013	500,000	5,566	494,434
Total				$1,700,000	$12,908	$1,687,092	$1,700,000	$14,773	$1,685,227

(a)

The effective interest rates of Lazard Group’s 3.75% senior notes due February 13, 2025 (the “2025 Notes”), Lazard Group’s 3.625% senior notes due March 1, 2027 (the “2027 Notes”), Lazard Group’s 4.50% senior notes due September 19, 2028 (the “2028 Notes”) and Lazard Group’s 4.375% senior notes due March 11, 2029 (the “2029 Notes”) are 3.87%, 3.76%, 4.67% and 4.53%, respectively.

The Company’s senior debt at September 30, 2022 and December 31, 2021 is carried at their principal balances outstanding, net of unamortized debt costs. At those dates, the fair value of such senior debt was approximately $1,578,000 and $1,885,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.

On July 22, 2020, Lazard Group entered into an Amended and Restated Credit Agreement for a three-year, $200,000 senior revolving credit facility with a group of lenders, which expires in July 2023 (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement amended and restated Lazard Group’s amended and restated credit agreement, dated September 25, 2015, in its entirety. Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. The Amended and Restated Credit Agreement contains certain covenants, events of default and other customary provisions, including customary LIBOR-replacement mechanics. At September 30, 2022 and December 31, 2021, no amounts were outstanding under the Amended and Restated Credit Agreement.

As of September 30, 2022, the Company had approximately $208,300 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement and unused lines of credit available to LFB of approximately $7,300.

The Amended and Restated Credit Agreement and the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of September 30, 2022, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

10.	COMMITMENTS AND CONTINGENCIES

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At September 30, 2022, LFB and LFNY had no such underwriting commitments.

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

During the nine month periods ended September 30, 2022 and 2021, Lazard Group distributed $140,845 and $127,234, respectively, to the subsidiaries of Lazard Ltd.

In addition, in February 2022, Lazard Group distributed 1,902,756 shares of common stock to one of its managing members, which is a subsidiary of Lazard Ltd, in a non-cash transaction, in connection with the settlement of profits interest participation rights during the nine month period ended September 30, 2022 (see Note 12). There was no impact on total members’ equity resulting from this distribution.

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.

Share Repurchase Program—During 2021 and through the nine month period ended September 30, 2022, the Board of Directors of Lazard authorized the repurchase of common stock as set forth in the table below:

Date	Repurchase Authorization	Expiration
April 2021	$300,000	December 31, 2022
February 2022	$300,000	December 31, 2024
July 2022	$500,000	December 31, 2024

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Nine Months Ended September 30:	Number of Shares Purchased	Average Price Per Share
2021	6,469,429	$44.24
2022	17,249,880	$35.49

During the nine month periods ended September 30, 2022 and 2021, certain of our executive officers received common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the nine month periods ended September 30, 2022 and 2021, the Company purchased shares of common stock from certain of our executive officers. The aggregate value of all such purchases during the nine month periods ended September 30, 2022 and 2021 was approximately $16,500 and $18,600, respectively. Such shares of common stock are reported at cost.

As of September 30, 2022, a total of $381,676 of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, which authorization will expire on December 31, 2024.

During the nine month period ended September 30, 2022, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

Accumulated Other Comprehensive Income (Loss) (“AOCI”), Net of Tax—The tables below reflect the balances of each component of AOCI at September 30, 2022 and 2021 and activity during the three month and nine month periods then ended:

	Three Months Ended September 30, 2022
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, July 1, 2022	$(155,847)	$(119,300)	$(275,147)	$-	$(275,147)
Activity:
Other comprehensive income (loss) before reclassifications	(53,627)	8,786	(44,841)	1	(44,842)
Adjustments for items reclassified to earnings, net of tax	138	1,162	1,300	-	1,300
Net other comprehensive income (loss)	(53,489)	9,948	(43,541)	1	(43,542)
Balance, September 30, 2022	$(209,336)	$(109,352)	$(318,688)	$1	$(318,689)

	Nine Months Ended September 30, 2022
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2022	$(76,355)	$(132,680)	$(209,035)	$2	$(209,037)
Activity:
Other comprehensive income (loss) before reclassifications	(133,246)	20,512	(112,734)	(1)	(112,733)
Adjustments for items reclassified to earnings, net of tax	265	2,816	3,081	-	3,081
Net other comprehensive income (loss)	(132,981)	23,328	(109,653)	(1)	(109,652)
Balance, September 30, 2022	$(209,336)	$(109,352)	$(318,688)	$1	$(318,689)

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

The table below reflects adjustments for items reclassified from AOCI, by component, for the three month and nine month periods ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Currency translation losses (gains) (a)	$138	$51	$265	$(7,532)
Employee benefit plans:
Amortization relating to employee benefit plans (b)	1,395	1,903	3,564	5,561
Less - related income taxes	233	422	748	1,286
	1,162	1,481	2,816	4,275
Total reclassifications, net of tax	$1,300	$1,532	$3,081	$(3,257)

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The tables below summarize net income (loss) attributable to noncontrolling interests for the three month and nine month periods ended September 30, 2022 and 2021 and noncontrolling interests as of September 30, 2022 and December 31, 2021 in the Company’s condensed consolidated financial statements:

	Net Income (Loss) Attributable to Noncontrolling Interests
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Edgewater	$18,209	$5,019	$28,715	$8,349
LFI Consolidated Funds	(5,237)	471	(18,393)	5,159
LGAC	4,023	2,813	9,941	55
Other	1	1	2	5
Total	$16,996	$8,304	$20,265	$13,568

	Noncontrolling Interests as of
	September 30,	December 31,
	2022	2021
Edgewater	$46,814	$44,826
LFI Consolidated Funds	69,016	67,299
LGAC	(11,008)	(13,445)
Other	12	16
Total	$104,834	$98,696

12.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2018 Plan, 2008 Plan and 2005 Equity Incentive Plan (the “2005 Plan”) and activity with respect thereto during the three month and nine month periods ended September 30, 2022 and 2021 is presented below.

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

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs, restricted stock, profits interest participation rights, including PRPUs, and other share-based awards) and “professional services” expense (with respect to DSUs) within the Company’s accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Share-based incentive awards:
RSUs	$37,061	$30,780	$98,012	$101,687
PRSUs	498	157	1,387	5,871
Restricted Stock	6,420	2,826	19,197	14,592
Profits interest participation rights	30,762	17,980	80,454	71,662
DSUs	88	74	1,026	983
Total	$74,829	$51,817	$200,076	$194,795

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

RSUs generally include a dividend participation right that provides that, during the applicable vesting period, each RSU is attributed additional RSUs equivalent to any dividends paid on common stock during such period. During the nine month period ended September 30, 2022, dividend participation rights required the issuance of 336,740 RSUs.

Non-executive members of the Board of Directors of Lazard Group, who are the same Non-Executive Directors of Lazard Ltd (“Non-Executive Directors”), receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 44,772 DSUs being granted during the nine month period ended September 30,2022. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of common stock at the time of cessation of service to the Board of Directors. DSUs include a cash dividend participation right equivalent to dividends paid on common stock.

Lazard Ltd’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of common stock on the date immediately preceding the date of the grant. During the nine month period ended September 30, 2022, 12,985 DSUs had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The following is a summary of activity relating to RSUs and DSUs during the nine month period ended September 30, 2022:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	8,150,782	$41.16	338,408	$38.01
Granted (including 336,740 RSUs relating to dividend participation)	5,129,490	$33.64	57,757	$35.53
Forfeited	(251,988)	$39.60	-	-
Settled	(4,105,626)	$38.73	-	-
Balance, September 30, 2022	8,922,658	$38.00	396,165	$37.65

The weighted-average grant date fair value of RSUs granted during the nine month periods ended September 30, 2022 and 2021, was $33.64 and $43.19, respectively. The weighted-average grant date fair value of DSUs granted during the nine month periods ended September 30, 2022 and 2021 was $35.53 and $46.66, respectively.

In connection with RSUs that settled during the nine month period ended September 30, 2022, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,514,142 shares of common stock during such nine month period. Accordingly, 2,591,484 shares of common stock held by the Company were delivered during the nine month period ended September 30, 2022.

As of September 30, 2022, estimated unrecognized RSU compensation expense was $142,667, with such expense expected to be recognized over a weighted average period of approximately 1.0 year subsequent to September 30, 2022.

Restricted Stock

The following is a summary of activity related to shares of restricted common stock associated with compensation arrangements during the nine month period ended September 30, 2022:

	Restricted Shares	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	871,227	$41.24
Granted (including 49,713 relating to dividend participation)	1,046,748	$33.31
Forfeited	(78,869)	$37.56
Settled	(573,660)	$36.50
Balance, September 30, 2022	1,265,446	$37.06

The weighted-average grant date fair value of restricted stock granted during the nine month periods ended September 30, 2022 and 2021 was $33.31 and $43.30, respectively.

In connection with shares of restricted common stock that settled during the nine month period ended September 30, 2022, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 198,455 shares of common stock during such nine month period. Accordingly, 375,205 shares of common stock held by the Company were delivered during the nine month period ended September 30, 2022.

Restricted stock awards granted in 2022 generally include a dividend participation right that provides that during the applicable vesting period each restricted stock award is attributed additional shares of restricted common stock equivalent to any dividends paid

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

on common stock during such period. During the nine month period ended September 30, 2022, dividend participation rights required the issuance of 49,713 shares of restricted common stock.

At September 30, 2022, estimated unrecognized restricted stock expense was $24,708, with such expense to be recognized over a weighted average period of approximately 0.9 years subsequent to September 30, 2022.

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

The following is a summary of activity relating to PRSUs during the nine month period ended September 30, 2022:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	32,394	$46.63
Granted	62,296	$35.44
Balance, September 30, 2022	94,690	$39.27

The weighted-average grant date fair value of PRSUs granted during the nine month periods ended September 30, 2022 and 2021 was $35.44 and $46.63, respectively.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of September 30, 2022, the total estimated unrecognized compensation expense was $3,920, and the Company expects to amortize such expense over a weighted-average period of approximately 1.0 year subsequent to September 30, 2022.

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

The following is a summary of activity relating to profits interest participation rights, including PRPUs, during the nine month period ended September 30, 2022:

	Profits Interest Participation Rights	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	4,122,993	$41.50
Granted	1,521,103	$34.53
Forfeited	(96,323)	$38.92
Settled	(1,902,756)	$38.76
Balance, September 30, 2022 (a)	3,645,017	$40.09

(a)

Table includes 1,960,613 PRPUs, which represents the target number of PRPUs granted as of September 30, 2022, including 963,660 PRPUs granted during the nine month period ended September 30, 2022. The weighted average grant date fair values for PRPUs and other profits interest participation rights outstanding as of January 1, 2022 were $41.82 and $41.20, respectively. The weighted average grant date fair values for PRPUs and other profits interest participation rights granted during the nine month period ended September 30, 2022 were $35.44 and $32.95, respectively. The weighted average grant date fair values for other profits interest participation rights forfeited during the nine month period ended September 30, 2022 were $38.92. The weighted average grant date fair values for PRPUs and other profits interest participation rights settled during the nine month period ended September 30, 2022 were $38.86 and $38.65, respectively. The weighted average grant date fair values for PRPUs and other profits interest participation rights outstanding as of September 30, 2022 were $40.20 and $39.96, respectively.

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

The weighted average grant date fair value of profits interest participation rights granted during the nine month periods ended September 30, 2022 and 2021 was $34.53 and $44.73, respectively. Compensation expense recognized for profits interest participation rights, including PRPUs, is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of September 30, 2022, the total estimated unrecognized compensation expense was $27,687. The Company expects to amortize such expense over a weighted-average period of approximately 0.9 years subsequent to September 30, 2022.

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

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the nine month period ended September 30, 2022:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2022	$108,049	$358,877
Granted	167,654	167,654
Settled	-	(138,338)
Forfeited	(2,929)	(13,206)
Amortization	(131,584)	-
Change in fair value related to:
Change in fair value of underlying investments	-	(65,601)
Adjustment for estimated forfeitures	-	3,903
Other	(81)	(6,129)
Balance, September 30, 2022	$141,109	$307,160

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 0.9 years subsequent to September 30, 2022.

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Amortization, net of forfeitures	$41,956	$41,629	$125,210	$123,422
Change in the fair value of underlying investments	(16,180)	(1,368)	(65,601)	22,610
Total	$25,776	$40,261	$59,609	$146,032

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

The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s pension plans for the three month and nine month periods ended September 30, 2022 and 2021:

	Pension Plans
	Three Months Ended September 30,
	2022	2021
Components of Net Periodic Benefit Cost (Credit):
Service cost	$116	$212
Interest cost	2,642	2,123
Expected return on plan assets	(5,808)	(6,507)
Amortization of:
Prior service cost	25	29
Net actuarial loss (gain)	1,370	1,874
Settlement loss	380	378
Net periodic benefit cost (credit)	$(1,275)	$(1,891)

	Pension Plans
	Nine Months Ended September 30,
	2022	2021
Components of Net Periodic Benefit Cost (Credit):
Service cost	$386	$669
Interest cost	8,459	6,379
Expected return on plan assets	(18,627)	(19,638)
Amortization of:
Prior service cost	80	89
Net actuarial loss (gain)	3,484	5,472
Settlement loss	1,223	1,142
Net periodic benefit cost (credit)	$(4,995)	$(5,887)

14.	INCOME TAXES

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

The Company recorded income tax provisions of $20,535 and $55,533 for the three month and nine month periods ended September 30, 2022, respectively, and $22,827 and $78,876 for the three month and nine month periods ended September 30, 2021,

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

respectively, representing effective tax rates of 12.9%, 12.4%, 14.4% and 15.9%, respectively. The difference between the U.S. federal statutory rate of 21.0% and the effective tax rates reflected above principally relates to (i) Lazard Group primarily operating as a limited liability company in the U.S., (ii) taxes payable to foreign jurisdictions, (iii) the tax impact of differences in the value of share based incentive compensation and other discrete items, (iv) change in the valuation allowance affecting the provision for income taxes, (v) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate, and (vi) impact of U.S. tax reform, including base erosion and anti-abuse tax.

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

Sponsored Funds

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Investment advisory fees relating to such services were $159,749 and $458,462 for the three month and nine month periods ended September 30, 2022, respectively, and $164,340 and $524,464 for the three month and nine month periods ended September 30, 2021, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $56,527 and $96,740 remained as receivables at September 30, 2022 and December 31, 2021, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.

Other

See Note 11 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.

16.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $5, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At September 30, 2022, LFNY’s regulatory net capital was $76,509, which exceeded the minimum requirement by $70,877. LFNY’s aggregate indebtedness to net capital ratio was 1.10:1 as of September 30, 2022.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At September 30, 2022, the aggregate regulatory net capital of the U.K. Subsidiaries was $154,119, which exceeded the minimum requirement by $101,511.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management. The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At June 30, 2022, the consolidated regulatory net capital of CFLF was $148,433 which exceeded the minimum requirement set for regulatory capital levels by $80,917. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

other reporting obligations. At June 30, 2022, the regulatory net capital of the combined European regulated group was $172,680, which exceeded the minimum requirement set for regulatory capital levels by $94,820. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At September 30, 2022, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $165,159, which exceeded the minimum required capital by $139,702.

At September 30, 2022, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the three month and nine month periods ended September 30, 2022 and 2021 is prepared using the following methodology:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2022	2021	2022	2021
Financial Advisory	Net Revenue	$453,084	$384,793	$1,248,926	$1,185,233
	Operating Expenses	337,025	301,570	947,466	924,507
	Operating Income	$116,059	$83,223	$301,460	$260,726
Asset Management	Net Revenue	$298,797	$338,747	$926,449	$1,051,492
	Operating Expenses	233,614	246,094	707,676	747,511
	Operating Income	$65,183	$92,653	$218,773	$303,981
Corporate	Net Revenue (Loss)	$(28,000)	$(6,095)	$(118,646)	$(5,749)
	Operating Expenses (Credit)	(6,475)	11,577	(47,594)	63,264
	Operating Loss	$(21,525)	$(17,672)	$(71,052)	$(69,013)
Total	Net Revenue	$723,881	$717,445	$2,056,729	$2,230,976
	Operating Expenses	564,164	559,241	1,607,548	1,735,282
	Operating Income	$159,717	$158,204	$449,181	$495,694

	As Of
	September 30, 2022	December 31, 2021
Total Assets
Financial Advisory	$1,149,838	$1,217,654
Asset Management	912,481	1,128,549
Corporate	3,812,541	4,394,179
Total	$5,874,860	$6,740,382

LAZARD GROUP LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(UNAUDITED)

(dollars in thousands, unless otherwise noted)

18.	CONSOLIDATED VIEs

The Company’s consolidated VIEs as of September 30, 2022 and December 31, 2021 include LGAC (see Note 1) and certain funds (“LFI Consolidated Funds”) that were established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement.  Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds.  The assets of LFI Consolidated Funds, except as it relates to $115,446 and $140,371 of LFI held by Lazard Group as of September 30, 2022 and December 31, 2021, respectively, can only be used to settle the obligations of LFI Consolidated Funds. The Company’s consolidated VIE assets and liabilities for LFI Consolidated Funds as reflected in the condensed consolidated statements of financial condition consist of the following at September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$3,879	$3,936
Customers and other receivables	273	305
Investments	180,951	204,062
Other assets	595	328
Total Assets	$185,698	$208,631

LIABILITIES
Deposits and other customer payables	$719	$50
Other liabilities	517	910
Total Liabilities	$1,236	$960

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Lazard Group’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”). All references to “2022,” “2021,” “third quarter,” “first nine months” or “the period” refer to, as the context requires, the three month and nine month periods ended September 30, 2022 and 2021.

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

Our consolidated net revenue was derived from the following segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Financial Advisory	63%	54%	61%	53%
Asset Management	41	47	45	47
Corporate	(4)	(1)	(6)	-
Total	100%	100%	100%	100%

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

•

Financial Advisory—The global scale and breadth of our Financial Advisory business enables us to advise on a wide range of strategic and restructuring transactions across a variety of industries. In addition, we continue to invest in our Financial Advisory business by selectively hiring talented senior professionals in an effort to enhance our capabilities and sector expertise in M&A, capital structure and public and private capital markets.

•

Asset Management—In the short to intermediate term, we normally would expect most investor demand to come through financial institutions, and from defined benefit and defined contribution plans in developed economies because of their sheer scope and size. However, uncertainty due to continued concerns about inflation and geopolitical instability may impact our business in a manner that we cannot predict. Over the longer term, and depending upon local and global market conditions, we would expect an increasing share of our AUM to come from the developing economies around the globe, as their retirement systems evolve and individual wealth is increasingly deployed in the financial markets. Given our diversified investment platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from opportunities across the asset management industry despite the current challenges that markets have created for that industry. We are continually developing new investment strategies that extend our existing platforms and assessing potential product acquisitions or other inorganic growth opportunities. Among other efforts, we have been particularly focused on continuing to incorporate environmental, social and governance (“ESG”) considerations, as appropriate, into our investment research and launching strategies that use ESG and sustainability factors to drive long-term investment returns. In addition, recent examples of growth initiatives include the following: various Quantitative Equity strategies, convertible bond strategies, thematically oriented strategies, a long/short credit strategy and a new inflation oriented equity strategy.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value and number of all completed transactions, including the subset of completed transactions involving values greater than $500 million, decreased in the first nine months of 2022 as compared to the first nine months of 2021. With respect to announced M&A transactions, the value and number of all transactions, including the subset of announced transactions involving values greater than $500 million, decreased in the first nine months of 2022 as compared to the first nine months of 2021.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	% Incr / (Decr)	2022	2021	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$771	$1,461	(47)%	$3,007	$3,763	(20)%
Number	6,220	10,093	(38)%	26,247	29,578	(11)%
Deals Greater than $500 million:
Value	$617	$1,125	(45)%	$2,328	$2,853	(18)%
Number	276	486	(43)%	988	1,208	(18)%
Announced M&A Transactions:
All deals:
Value	$733	$1,561	(53)%	$2,982	$4,474	(33)%
Number	7,027	10,206	(31)%	28,167	30,080	(6)%
Deals Greater than $500 million:
Value	$535	$1,232	(57)%	$2,218	$3,527	(37)%
Number	278	515	(46)%	968	1,432	(32)%

Source: Dealogic as of October 4, 2022.

Global restructuring activity during the first nine months of 2022, as measured by the number of corporate defaults, increased as compared to 2021. The number of defaulting issuers was 63 in the first nine months of 2022 according to Moody’s Investors Service, Inc., as compared to 41 in 2021.

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

Asset Management

The percentage change in major equity market indices at September 30, 2022, as compared to such indices at June 30, 2022, December 31, 2021 and at September 30, 2021, is shown in the table below.

	Percentage Changes September 30, 2022 vs.
	June 30, 2022	December 31, 2021	September 30, 2021
MSCI World Index	(6)%	(25)%	(20)%
Euro Stoxx	(4)%	(20)%	(15)%
MSCI Emerging Market	(12)%	(27)%	(28)%
S&P 500	(5)%	(24)%	(15)%

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

For private equity funds, incentive fees may be earned in the form of a “carried interest” if profits arising from realized investments exceed a specified threshold. Typically, such carried interest is ultimately calculated on a whole-fund basis and, therefore, clawback of carried interest during the life of the fund can occur. As a result, the Company recognizes incentive fees earned on our private equity funds when it is probable that a clawback will not occur.

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

Corporate segment total assets represented 65% of Lazard’s consolidated total assets as of September 30, 2022, which are attributable to cash and cash equivalents, restricted cash associated with LGAC, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, investments accounted for under the equity method of accounting, deferred tax assets and certain other assets associated with LFB and LGAC.

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

We do not believe inflation will have a significant affect on our compensation costs as they are substantially variable in nature. However, the rate of inflation may affect our other expenses. To the extent inflation results in rising interest rates and has other effects upon the securities markets or general macroeconomic conditions, it may adversely affect our financial position and results of operations by impacting overall levels of M&A activity, reducing our AUM or net revenue, or otherwise.

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

See “Critical Accounting Policies and Estimates—Income Taxes” below and Note 14 of Notes to Condensed Consolidated Financial Statements for additional information regarding income taxes and our deferred tax assets.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	($ in thousands)
Net Revenue	$723,881	$717,445	$2,056,729	$2,230,976
Operating Expenses:
Compensation and benefits	418,140	417,020	1,175,662	1,328,930
Non-compensation	146,009	142,206	431,841	406,307
Amortization of intangible assets related to acquisitions	15	15	45	45
Total operating expenses	564,164	559,241	1,607,548	1,735,282
Operating Income	159,717	158,204	449,181	495,694
Provision for income taxes	20,535	22,827	55,533	78,876
Net Income	139,182	135,377	393,648	416,818
Less - Net Income (Loss) Attributable to Noncontrolling Interests	16,996	8,304	20,265	13,568
Net Income Attributable to Lazard Group	$122,186	$127,073	$373,383	$403,250
Operating Income, as a % of net revenue	22.1%	22.1%	21.8%	22.2%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	($ in thousands)
Operating Revenue:
Net revenue	$723,881	$717,445	$2,056,729	$2,230,976
Adjustments:
Interest expense (a)	18,778	18,623	56,408	55,467
Distribution fees, reimbursable deal costs, bad debt expense and other (b)	(16,686)	(23,874)	(52,533)	(62,204)
Revenue related to noncontrolling interests (c)	(20,847)	(11,994)	(32,302)	(24,109)
(Gains) losses on investments pertaining to LFI (d)	16,180	1,368	65,601	(22,610)
(Gains) losses associated with restructuring and closing of certain offices (e)	-	51	-	(7,532)
Operating revenue	$721,306	$701,619	$2,093,903	$2,169,988

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$418,140	$417,020	$1,175,662	$1,328,930
Adjustments:
Noncontrolling interests (a)	(2,986)	(2,504)	(8,969)	(6,842)
(Charges) credits pertaining to LFI (b)	16,180	1,368	65,601	(22,610)
Expenses associated with restructuring and closing of certain offices	-	(1,012)	-	(14,922)
Adjusted compensation and benefits expense	$431,334	$414,872	$1,232,294	$1,284,556
Adjusted compensation and benefits expense, as a % of operating revenue	59.8%	59.1%	58.9%	59.2%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)

Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$146,009	$142,206	$431,841	$406,307
Adjustments:
Expenses relating to office space reorganization (a)	(933)	(991)	(2,928)	(3,644)
Distribution fees, reimbursable deal costs, bad debt expense and other (b)	(16,686)	(23,874)	(52,533)	(62,204)
Noncontrolling interests (c)	(866)	(1,188)	(3,070)	(3,704)
Credits (expenses) associated with restructuring and closing of certain offices		(39)	-	(1,424)
Adjusted non-compensation expense	$127,524	$116,114	$373,310	$335,331
Adjusted non-compensation expense, as a % of operating revenue	17.7%	16.5%	17.8%	15.5%

(a)	Represents building depreciation and other costs related to office space reorganization.
(b)

Represents certain distribution, introducer and management fees paid to third parties, reimbursable deal costs and bad debt expense relating to fees that are deemed uncollectible for which an equal amount is included for purposes of determining operating revenue.

(c)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	($ in thousands)
Earnings From Operations:
Operating revenue	$721,306	$701,619	$2,093,903	$2,169,988
Deduct:
Adjusted compensation and benefits expense	(431,334)	(414,872)	(1,232,294)	(1,284,556)
Adjusted non-compensation expense	(127,524)	(116,114)	(373,310)	(335,331)
Earnings from operations	$162,448	$170,633	$488,299	$550,101
Earnings from operations, as a % of operating revenue	22.5%	24.3%	23.3%	25.4%

Headcount information is set forth below:

	As of
	September 30, 2022	December 31, 2021	September 30, 2021
Headcount:
Managing Directors:
Financial Advisory (a)	209	176	179
Asset Management	119	110	108
Corporate	24	22	22
Total Managing Directors	352	308	309
Other Business Segment Professionals and Support Staff:
Financial Advisory (a)	1,444	1,335	1,345
Asset Management	1,109	1,088	1,066
Corporate	470	429	424
Total	3,375	3,160	3,144

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

Three Months Ended September 30, 2022 versus September 30, 2021

The Company reported net income attributable to Lazard Group of $122 million, as compared to net income attributable to Lazard Group of $127 million in the 2021 period.

Net revenue increased $6 million, or 1%, with operating revenue increasing $20 million, or 3%, as compared to the 2021 period. Fee revenue from investment banking and other advisory activities increased $66 million, or 17%, as compared to the 2021 period. Asset management fees, including incentive fees, decreased $45 million, or 14%, as compared to the 2021 period. In the aggregate, interest income, other revenue and interest expense decreased $15 million, as compared to the 2021 period.

Compensation and benefits expense remained substantially the same as compared to the 2021 period.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $431 million, an increase of $16 million, or 4%, as compared to $415 million in the 2021 period. The ratio of adjusted compensation and benefits expense to operating revenue was 59.8% for the 2022 period, as compared to 59.1% for the 2021 period.

Non-compensation expense increased $4 million, or 3%, as compared to the 2021 period. Adjusted non-compensation expense increased $11 million, or 10%, as compared to the 2021 period. The ratio of adjusted non-compensation expense to operating revenue was 17.7% for the 2022 period, as compared to 16.5% for the 2021 period.

Operating income increased $2 million, or 1%, as compared to the 2021 period.

Earnings from operations decreased $8 million, or 5%, as compared to the 2021 period, and, as a percentage of operating revenue, was 22.5% for the 2022 period, as compared to 24.3% in the 2021 period.

The provision for income taxes reflects an effective tax rate of 12.9%, as compared to 14.4% for the 2021 period. The decrease in the effective tax rate principally relates to changes in the geographic mix of earnings and an increase in discrete benefits.

Net income attributable to noncontrolling interests increased $9 million as compared to the 2021 period.

Nine Months Ended September 30, 2022 versus September 30, 2021

The Company reported net income attributable to Lazard Group of $373 million, as compared to net income attributable to Lazard Group of $403 million in the 2021 period.

Net revenue decreased $174 million, or 8%, with operating revenue decreasing $76 million, or 4%, as compared to the 2021 period. Fee revenue from investment banking and other advisory activities increased $67 million, or 6%, as compared to the 2021 period. Asset management fees, including incentive fees, decreased $134 million, or 13%, as compared to the 2021 period. In the aggregate, interest income, other revenue and interest expense decreased $107 million, as compared to the 2021 period.

Compensation and benefits expense decreased $153 million, or 12% as compared to the 2021 period.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $1,232 million, a decrease of $52 million, or 4%, as compared to $1,285 million in the 2021 period. The ratio of adjusted compensation and benefits expense to operating revenue was 58.9% for the 2022 period, as compared to 59.2% for the 2021 period.

Non-compensation expense increased $26 million, or 6%, as compared to the 2021 period, primarily due to increased marketing and business development expenses from higher travel, and investments in technology. Adjusted non-compensation expense increased $38 million, or 11%, as compared to the 2021 period. The ratio of adjusted non-compensation expense to operating revenue was 17.8% for the 2022 period, as compared to 15.5% for the 2021 period.

Operating income decreased $47 million, or 9%, as compared to the 2021 period.

Earnings from operations decreased $62 million, or 11%, as compared to the 2021 period, and, as a percentage of operating revenue, was 23.3% for the 2022 period, as compared to 25.4% in the 2021 period.

The provision for income taxes reflects an effective tax rate of 12.4%, as compared to 15.9% for the 2021 period. The decrease in the effective tax rate principally relates to changes in the geographic mix of earnings and an increase in discrete benefits.

Net income attributable to noncontrolling interests increased $7 million as compared to the 2021 period.

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

Financial Advisory

The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	($ in thousands)
Net Revenue	$453,084	$384,793	$1,248,926	$1,185,233
Operating Expenses	337,025	301,570	947,466	924,507
Operating Income	$116,059	$83,223	$301,460	$260,726
Operating Income, as a % of net revenue	25.6%	21.6%	24.1%	22.0%

Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	88	89	234	254
Percentage of total Financial Advisory net revenue from top 10 clients	32%	32%	21%	18%
Number of M&A transactions completed with values greater than $500 million (a)	17	26	66	69

(a)	Source: Dealogic as of October 4, 2022.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Americas	55%	63%	56%	64%
EMEA	44	36	43	35
Asia Pacific	1	1	1	1
Total	100%	100%	100%	100%

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

Three Months Ended September 30, 2022 versus September 30, 2021

Financial Advisory net revenue increased $68 million, or 18%, as compared to the 2021 period. The increase in Financial Advisory net revenue was primarily a result of an increase in the number of fees greater than $10 million as compared to the 2021 period.

Operating expenses increased $35 million, or 12%, as compared to the 2021 period, primarily due to increases in compensation and benefits expense associated with increased operating revenue.

Financial Advisory operating income was $116 million, an increase of $33 million, or 39%, as compared to operating income of $83 million in the 2021 period and, as a percentage of net revenue, was 25.6%, as compared to 21.6% in the 2021 period.

Nine Months Ended September 30, 2022 versus September 30, 2021

Financial Advisory net revenue increased $64 million, or 5%, as compared to the 2021 period. The increase in Financial Advisory net revenue was primarily a result of an increase in the number of fees greater than $10 million as compared to the 2021 period.

Operating expenses increased $23 million, or 2%, as compared to the 2021 period, primarily due to increased marketing and business development expenses from higher travel.

Financial Advisory operating income was $301 million, an increase of $41 million, or 16%, as compared to operating income of $261 million in the 2021 period and, as a percentage of net revenue, was 24.1%, as compared to 22.0% in the 2021 period.

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

Either directly, or through our third-party vendors, we perform a variety of regular due diligence procedures on our pricing service providers.

The following table shows the composition of AUM for the Asset Management segment:

	As of
	September 30, 2022	December 31, 2021
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$20,378	$31,227
Global	43,754	59,516
Local	43,589	56,310
Multi-Regional	45,988	73,953
Total Equity	153,709	221,006
Fixed Income:
Emerging Markets	9,288	12,231
Global	10,252	14,410
Local	4,986	6,022
Multi-Regional	13,786	13,623
Total Fixed Income	38,312	46,286
Alternative Investments	3,900	4,203
Private Equity	1,042	1,290
Cash Management	803	954
Total AUM	$197,766	$273,739

Total AUM at September 30, 2022 was $198 billion, a decrease of $76 billion, or 28%, as compared to total AUM of $274 billion at December 31, 2021 due to market and foreign exchange depreciation and net outflows. Average AUM for the three month and nine month periods ended September 30, 2022 decreased 24% and 14%, respectively, as compared to the three month and nine month periods ended September 30, 2021.

As of September 30, 2022, approximately 86% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, compared to approximately 87% as of December 31, 2021. As of September 30, 2022, approximately 14% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and individuals, compared to approximately 13% as of December 31, 2021.

As of September 30, 2022, AUM with foreign currency exposure represented approximately 63% of our total AUM as compared to 65% at December 31, 2021. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the three month and nine month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$170,274	$4,338	$(6,477)	$(2,139)	$(9,618)	$(4,808)	$153,709
Fixed Income	39,929	2,330	(1,790)	540	(503)	(1,654)	38,312
Other	6,423	480	(887)	(407)	(135)	(136)	5,745
Total	$216,626	$7,148	$(9,154)	$(2,006)	$(10,256)	$(6,598)	$197,766

(a)

Inflows in the Equity asset class were primarily attributable to the Global, Emerging Markets and Multi-Regional platforms, and inflows in the Fixed Income asset class were primarily attributable to the Multi-Regional and Global platforms. Outflows in the Equity asset class were primarily attributable to the Global, Multi-Regional, and Emerging Markets equity platforms, and outflows in the Fixed Income asset class were primarily attributable to the Global, Emerging Markets and Multi-Regional platforms.

	Nine Months Ended September 30, 2022
	AUM Beginning Balance	Inflows (a)	Outflows (a)	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$221,006	$17,543	$(30,278)	$(12,735)	$(41,958)	$(12,604)	$153,709
Fixed Income	46,286	6,825	(7,488)	(663)	(3,335)	(3,976)	38,312
Other	6,447	2,202	(1,984)	218	(605)	(315)	5,745
Total	$273,739	$26,570	$(39,750)	$(13,180)	$(45,898)	$(16,895)	$197,766

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

	Three Months Ended September 30, 2021
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

	Nine Months Ended September 30, 2021
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

As of October 21, 2022, AUM was $199.9 billion, a $2.1 billion increase since September 30, 2022. The increase in AUM was due to market appreciation of $3.4 billion, partially offset by foreign exchange depreciation of $0.6 billion and net outflows of $0.7 billion.

Average AUM for the three month and nine month periods ended September 30, 2022 and 2021 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	($ in millions)
Average AUM by Asset Class:
Equity	$166,976	$224,773	$184,027	$220,135
Fixed Income	39,109	47,456	42,376	46,177
Alternative Investments	4,089	3,596	4,288	3,306
Private Equity	1,114	1,305	1,203	1,326
Cash Management	971	811	945	817
Total Average AUM	$212,259	$277,941	$232,839	$271,761

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	($ in thousands)
Net Revenue	$298,797	$338,747	$926,449	$1,051,492
Operating Expenses	233,614	246,094	707,676	747,511
Operating Income	$65,183	$92,653	$218,773	$303,981
Operating Income, as a % of net revenue	21.8%	27.4%	23.6%	28.9%

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Americas	52%	50%	49%	47%
EMEA	37	39	40	42
Asia Pacific	11	11	11	11
Total	100%	100%	100%	100%

Asset Management Results of Operations

Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2022 versus September 30, 2021

Asset Management net revenue decreased $40 million, or 12%, as compared to the 2021 period. Management fees and other revenue was $277 million, a decrease of $54 million, or 16%, as compared to $331 million in the 2021 period primarily due to a decrease in average AUM. Incentive fees were $22 million, an increase of $15 million as compared to $7 million in the 2021 period.

Operating expenses decreased $12 million, or 5%, as compared to the 2021 period primarily due to decreases in compensation and benefits expense associated with decreased operating revenue.

Asset Management operating income was $65 million, a decrease of $27 million, or 30%, as compared to operating income of $93 million in the 2021 period and, as a percentage of net revenue, was 21.8%, as compared to 27.4% in the 2021 period.

Nine Months Ended September 30, 2022 versus September 30, 2021

Asset Management net revenue decreased $125 million, or 12%, as compared to the 2021 period. Management fees and other revenue was $872 million, a decrease of $105 million, or 11%, as compared to $977 million in the 2021 period primarily due to a decrease in average AUM. Incentive fees were $54 million, a decrease of $21 million as compared to $75 million in the 2021 period.

Operating expenses decreased $40 million, or 5%, as compared to the 2021 period primarily due to decreases in compensation and benefits expense associated with decreased operating revenue.

Asset Management operating income was $219 million, a decrease of $85 million, or 28% as compared to operating income of $304 million in the 2021 period and, as a percentage of net revenue, was 23.6%, as compared to 28.9% in the 2021 period.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	($ in thousands)
Interest Income	$6,023	$762	$8,957	$1,972
Interest Expense	(18,840)	(18,862)	(56,963)	(56,259)
Net Interest Expense	(12,817)	(18,100)	(48,006)	(54,287)
Other Revenue (Loss)	(15,183)	12,005	(70,640)	48,538
Net Revenue (Loss)	(28,000)	(6,095)	(118,646)	(5,749)
Operating Expenses (Credit)	(6,475)	11,577	(47,594)	63,264
Operating Loss	$(21,525)	$(17,672)	$(71,052)	$(69,013)

Corporate Results of Operations

Corporate operating results in any particular quarter or period may not be indicative of future results and may fluctuate based on a variety of factors. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.

Three Months Ended September 30, 2022 versus September 30, 2021

Net interest expense decreased $5 million as compared to the 2021 period.

Other revenue decreased $27 million as compared to the 2021 period primarily due to higher losses in the 2022 period as compared to the 2021 period attributable to investments held in connection with LFI.

Operating expenses decreased $18 million as compared to the 2021 period, primarily due to a decrease in compensation and benefits expense which reflected a decrease in charges pertaining to LFI.

Nine Months Ended September 30, 2022 versus September 30, 2021

Net interest expense decreased $6 million as compared to the 2021 period.

Other revenue decreased $119 million as compared to the 2021 period primarily due to losses in the 2022 period as compared to gains in the 2021 period attributable to investments held in connection with LFI.

Operating expenses decreased $111 million as compared to the 2021 period, primarily due to a decrease in compensation and benefits expense which reflected a decrease in charges pertaining to LFI.

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

Summary of Cash Flows:

	Nine Months Ended
	September 30,
	2022	2021
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$394	$417
Adjustments to reconcile net income to net cash provided by operating activities (a)	412	406
Other operating activities (b)	(286)	(397)
Net cash provided by operating activities	520	426
Investing activities	(32)	(25)
Financing activities (c)	(582)	366
Effect of exchange rate changes	(354)	(118)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	(448)	649
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	3,401	2,499
End of Period	$2,953	$3,148

(a)	Consists of the following:

	Nine Months Ended
	September 30,
	2022	2021
	($ in millions)
Depreciation and amortization of property	$32	$28
Noncash lease expense	46	52
Currency translation adjustment reclassification	-	(8)
Amortization of deferred expenses and share-based incentive compensation	332	325
Deferred tax provision	2	9
Total	$412	$406

(b)	Includes net changes in operating assets and liabilities.
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

(d)	Consists of cash and cash equivalents, deposits with banks and short-term investments and restricted cash.

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

Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”. In the first nine months of 2022, as reflected on the condensed consolidated statements of financial condition, both “deposits with banks and short-term investments” and “deposits and other customer payables” were relatively flat as compared to December 31, 2021, and reflect the level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG.

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

We regularly monitor our liquidity position, including cash levels, lease obligations, investments in U.S. Treasury securities, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, distributions to members, purchases of shares of common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At September 30, 2022, Lazard had approximately $991 million of cash, including approximately $515 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings. We expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.

As of September 30, 2022, the Company’s lease obligations were $19 million for 2022 (October 1 through December 31), $143 million from 2023 through 2024, $119 million from 2025 through 2026 and $318 million through 2033.

As of September 30, 2022, Lazard had approximately $208 million in unused lines of credit available to it, including a $200 million, three-year, senior revolving credit facility with a group of lenders that expires in July 2023 (the “Amended and Restated Credit Agreement”) and unused lines of credit available to LFB of approximately $7 million.

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00, provided that the Consolidated Leverage Ratio may be greater than 3.25 to 1.00 for two (consecutive or nonconsecutive) quarters so long as it is not greater than 3.50 to 1.00 on the last day of any such quarter, or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended September 30, 2022, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.37 to 1.00 and its Consolidated Interest Coverage Ratio being 16.44 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of September 30, 2022.

In addition, the Amended and Restated Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions and also contains customary LIBOR-replacement mechanics. At September 30, 2022, the Company was in compliance with all of these provisions.

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

Financing Activities

The table below sets forth our corporate indebtedness as of September 30, 2022 and December 31, 2021. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		September 30, 2022			December 31, 2021
Senior Debt	Maturity	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2025 Senior Notes	2025	$400.0	$1.1	$398.9	$400.0	$1.5	$398.5
Lazard Group 2027 Senior Notes	2027	300.0	1.7	298.3	300.0	2.0	298.0
Lazard Group 2028 Senior Notes	2028	500.0	5.1	494.9	500.0	5.7	494.3
Lazard Group 2029 Senior Notes	2029	500.0	5.0	495.0	500.0	5.6	494.4
		$1,700.0	$12.9	$1,687.1	$1,700.0	$14.8	$1,685.2

The indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants (none of which relate to financial condition), events of default and other customary provisions. At September 30, 2022, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Members’ Equity

At September 30, 2022, total members’ equity was $524 million, as compared to $874 million at December 31, 2021, including $420 million and $776 million attributable to Lazard Group on the respective dates. The net activity in members’ equity during the nine month period ended September 30, 2022 is reflected in the table below (in millions of dollars):

Members’ Equity - January 1, 2022	$874
Increase (decrease) due to:
Net income	384
Other comprehensive loss	(110)
Amortization of share-based incentive compensation	201
Purchase of common stock	(612)
Settlement of share-based incentive compensation (a)	(61)
Distributions to members and noncontrolling interests	(168)
Other - net	16
Members’ Equity - September 30, 2022	$524

(a)	The tax withholding portion of share-based compensation is settled in cash, not shares.

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

Nine Months Ended September 30:	Number of Shares Purchased	Average Price Per Share
2021	6,469,429	$44.24
2022	17,249,880	$35.49

As of September 30, 2022, a total of $382 million of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, which authorization will expire on December 31, 2024.

During the nine month period ended September 30, 2022, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

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

Critical Accounting Policies and Estimates

The preparation of Lazard’s condensed consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Lazard evaluates its estimates, including those related to revenue recognition, the allowance for doubtful accounts, compensation liabilities, income taxes and goodwill. Lazard bases these estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, including judgments regarding the carrying values of assets and liabilities, that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Compensation Liabilities

Annual discretionary compensation represents a significant portion of our annual compensation and benefits expense. We allocate the estimated amount of such annual discretionary compensation to interim periods in proportion to the amount of operating revenue earned in such periods based on an estimated annual ratio of awarded compensation and benefits expense to operating revenue. See “Financial Statement Overview—Operating Expenses” for more information on our periodic compensation and benefits expense.

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

Seed investments held in entities in which the Company maintained a controlling interest were $85 million in twelve entities as of September 30, 2022, as compared to $74 million in ten entities as of December 31, 2021. LFI investments held in entities in which the Company maintained a controlling interest were $139 million in nine entities as of September 30, 2022, as compared to $175 million in ten entities as of December 31, 2021.

As of September 30, 2022 and December 31, 2021, the Company did not consolidate any seed investment entities or LFI investment entities, with the exception of the consolidation of certain LFI funds (see Note 18 of Notes to Condensed Consolidated Financial Statements). As such, seed investments and substantially all of LFI investments included in “investments” on the consolidated statements of financial condition represented the Company’s economic interest in the seed and LFI investments.

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

Data relating to investments is set forth below:

	September 30, 2022	December 31, 2021
	($ in thousands)
Seed investments by asset class:
Equities (a)	$109,906	$121,627
Fixed income	8,790	10,343
Alternative investments	29,535	30,495
Total seed investments	148,231	162,465
Other investments owned:
Private equity	24,164	30,127
U.S. Treasury securities	-	299,990
Fixed income and other	23,225	24,226
Total other investments owned	47,389	354,343
Subtotal	195,620	516,808
Add:
Private equity consolidated, not owned	17,640	16,462
Equity method	15,738	16,250
LFI	409,962	457,819
Total investments	$638,960	$1,007,339

(a)	At September 30, 2022 and December 31, 2021, seed investments in directly owned equity securities were invested as follows:

	September 30, 2022	December 31, 2021
Percentage invested in:
Financials	13%	16%
Consumer	33	32
Industrial	13	14
Technology	18	26
Other	23	12
Total	100%	100%

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

Equity Market Price Risk—At September 30, 2022 and December 31, 2021, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $130 million and $138 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $0.2 million and $0.3 million in the carrying value of such investments as of September 30, 2022 and December 31, 2021, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At September 30, 2022 and December 31, 2021, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $47 million and $351 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $0.04 million and $0.6 million in the carrying value of such investments as of September 30, 2022 and December 31, 2021, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At September 30, 2022 and December 31, 2021, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities, was $47 million and $68 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a decrease of approximately $1.1 million and $2.4 million in the carrying value of such investments as of September 30, 2022 and December 31, 2021, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At September 30, 2022 and December 31, 2021, the Company’s exposure to changes in fair value of such investments was approximately $24 million and $30 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $2.4 million and $3.0 million in the carrying value of such investments as of September 30, 2022 and December 31, 2021.

For additional information regarding risks associated with our investments, see Item 1A, “Risk Factors—Other Business Risks—Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios” in our Form 10-K.

Risks Related to Receivables

We maintain an allowance for doubtful accounts to provide coverage for probable losses from our receivables. We determine the adequacy of the allowance by estimating the probability of loss based on our analysis of the client’s creditworthiness, among other things, and specifically provide for exposures where we determine the receivables are impaired. At September 30, 2022, total receivables amounted to $807 million, net of an allowance for doubtful accounts of $14 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries and customers and other receivables comprised 70%, 9% and 21% of total receivables, respectively. At December 31, 2021, total receivables amounted to $864 million, net of an allowance for doubtful accounts of $34 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries and customers and other receivables comprised 77%, 7% and 16% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.

LFG and LFB offer wealth management and banking services to high net worth individuals and families. At September 30, 2022 and December 31, 2021, customers and other receivables included $119 million and $122 million, respectively, of LFB loans. Such loans were fully collateralized and closely monitored for counterparty creditworthiness.

Credit Concentrations

The Company monitors its exposures to individual counterparties and diversifies where appropriate to reduce the exposure to concentrations of credit.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Derivative assets amounted to $19 million and $1 million at September 30, 2022 and December 31, 2021, respectively, and derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements and the derivative liability for warrants exercisable for LGAC Class A ordinary shares that were issued in connection with the LGAC IPO (the “LGAC Warrants”), amounted to $3 million at both September 30, 2022 and December 31, 2021.

The Company records the LGAC Warrants as derivative liabilities at fair value, which amounted to $1 million and $10 million at September 30, 2022 and December 31, 2021, respectively, with remeasurement gains and losses recorded in earnings.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $307 million and $359 million at September 30, 2022 and December 31, 2021, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of September 30, 2022, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $10 million in the event interest rates were to increase by 1% and decrease by approximately $10 million if rates were to decrease by 1%.

As of September 30, 2022, the Company’s cash and cash equivalents totaled approximately $991 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and (iii) in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

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

10.13*

Letter Agreement, dated as of July 23, 2022, by and between the Registrant and Mary Ann Betsch (incorporated by reference to Exhibit 10.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on July 28, 2022).

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

10.16

Amended and Restated Credit Agreement, date as of July 22, 2020, among the Registrant, the Banks from time to time thereto, and Citibank, N.A., as Administrative Agent  (incorporated by reference to Exhibit 10.16 to Registrant’s Quarterly Report on Form 10-Q (File No.333-126751) filed on August 4, 2020).

10.17*

Form of Agreement for Performance-Based Profits Interest Participation Right Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q (File No 333-126751) filed on April 30, 2019).

10.18*

First Amendment to the Lazard Ltd 2018 Incentive Compensation Plan (incorporated by reference to Annex B to Lazard Ltd’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 16, 2021).

10.19*

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

10.21*

Form of Agreement for Profits Interest Participation Right Units under the 2018 Compensation Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q (File No. 333-126751) filed on May 4, 2021).

31.1	Rule 13a-14(a) Certification of Kenneth M. Jacobs.

31.2	Rule 13a-14(a) Certification of Mary Ann Betsch.

32.1	Section 1350 Certification for Kenneth M. Jacobs.

32.2	Section 1350 Certification for Mary Ann Betsch.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 31, 2022

LAZARD GROUP LLC

By:	/s/ Mary Ann Betsch
Name:	Mary Ann Betsch
Title:	Chief Financial Officer

By:	/s/ Dominick Ragone
Name:	Dominick Ragone
Title:	Chief Accounting Officer