Form 10-K
period 2022-12-31
Lazard Group LLC
filed 2023-02-23
CIK 1326141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of June 30, 2022 none of the Registrant’s common membership interests were held by non-affiliates.

As of January 31, 2023, in addition to profit participation interests, there were two managing member interests outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm Id: 34                               Auditor Name: Deloitte & Touche  LLP               Auditor Location: New York, New York USA

LAZARD GROUP LLC

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

i

Part I

When we use the terms “Lazard Group”, “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company, that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock (“common stock”), the only class of common stock of Lazard outstanding, are publicly traded on the New York Stock Exchange under the symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd’s primary operating asset is its indirect ownership as of December 31, 2022 of all of the common membership interests in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries that are co-managing members of Lazard Group.

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

Lazard, one of the world’s preeminent financial advisory and asset management firms, operates from 43 cities across 26 countries in North and South America, Europe, Asia and Australia. With origins dating to 1848, we have long specialized in crafting solutions to the complex financial and strategic challenges of a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals.

Principal Business Lines

We focus primarily on two business segments: Financial Advisory and Asset Management. We believe that the mix of our activities across business segments, geographic regions, industries and investment strategies helps to diversify and stabilize our revenue stream.

Financial Advisory

Our Financial Advisory business offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding strategic and mergers and acquisitions (“M&A”) advisory, capital markets advisory, shareholder advisory, restructuring and capital solutions, sovereign advisory, geopolitical advisory, capital raising and placement, and other strategic advisory matters. We focus on solving our clients’ most complex issues, providing advice to key decision-makers, senior management, boards of directors and business owners, as well as governments and governmental agencies, in transactions that typically are of significant strategic and financial importance to them.

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

We earned $1 million or more from 304 clients for the year ended December 31, 2022. For the year ended December 31, 2022, the ten largest fee paying clients constituted approximately 19% of our Financial Advisory segment net revenue, with no client individually contributing more than 10% of segment net revenue.

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

Staffing

We staff each of our assignments with a team of quality professionals who have appropriate product, industry and geographic expertise. We pride ourselves on, and we believe we differentiate ourselves from our competitors by, being able to offer a high level of attention from senior personnel to our clients and organizing ourselves in such a way that managing directors who are responsible for securing and maintaining client relationships also actively participate in providing related advice and services. Our managing directors have significant experience, and many of them are able to use this experience to advise on M&A, financings, restructurings, capital structure, shareholder advisory and other transactions or financial matters, depending on our clients’ needs. Many of our managing directors and senior employees come from diverse backgrounds, such as senior leadership positions in corporations, government, law and strategic consulting, which we believe enhances our ability to offer sophisticated advice and customized solutions to our clients. As of December 31, 2022, our Financial Advisory segment had 211 managing directors and 1,452 other professionals and support staff.

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

In addition to our M&A and Restructuring and Capital Solutions practices, we also maintain specialties in the following distinct practice areas within our Financial Advisory business:

•	government and sovereign advisory;
•	capital structure debt and equity advisory;

•	shareholder and corporate preparedness advisory;
•	fundraising and arranging liquidity for third-party alternative investment funds;
•

corporate finance and other services, including private placements, underwritten offerings related to our Financial Advisory business and transactions involving the exchange or issuance of securities; and

•	geopolitical advisory.

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
•

expanding the breadth and depth of our industry expertise and selectively adding or reinforcing practice areas, such as our Capital Markets Advisory, Shareholder Advisory, Sovereign Advisory and Geopolitical Advisory groups;

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

In addition to the investments made as part of this strategy, we believe that our Financial Advisory business may benefit from external market factors, including:

•	demand for independent, sophisticated financial advice;
•	recapitalization and related activities in developed and emerging markets;
•	high corporate cash balances;
•	attractive equity valuations, favorable credit conditions and generally positive market sentiment;
•	favorable levels of cross-border M&A and large capitalization M&A, two of our areas of historical specialization;
•	strategic market and industry catalysts, including energy transition, technology disruption, and infrastructure investment; and
•	possible M&A activity that may result from tax, regulatory and similar reform.

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

Our top ten clients accounted for 27% of our total assets under management (“AUM”) for the year ended December 31, 2022, with no client individually contributing more than 10% of our Asset Management segment net revenue. Approximately 85% of our AUM as of December 31, 2022 was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 15% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.

The charts below illustrate the mix of our AUM as of December 31, 2022, measured by broad product strategy and by office location.

Our Asset Management business maintains offices in New York, Amsterdam, Bordeaux, Boston, Brussels, Chicago, Dubai, Dublin, Frankfurt, Geneva, Hamburg, Hong Kong, London, Luxembourg, Lyon, Madrid, Melbourne, Milan, Montreal, Nantes, Paris, San Francisco, Seoul, Singapore, Sydney, Tokyo, Toronto and Zurich. These operations, with 120 managing directors and 1,105 other professionals and support staff as of December 31, 2022, provide our Asset Management business with both a global presence and a local identity.

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

In searching for investment opportunities, many of our investment professionals follow an investment process that incorporates several interconnected components that may include:

•	fundamental analysis;
•	quantitative analysis;
•	accounting analysis;
•	security selection and portfolio construction;
•	risk management; and
•	ESG factors.

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
Equity

Global

Large Capitalization

Small Capitalization

Thematic

Listed Infrastructure

Quantitative

Multi-Asset

Managed Volatility

Real Assets

Sustainable

Global Ex

Global Ex-U.K.

Global Ex-Japan

Global Ex-Australia

Global Ex-U.S.

Thematic

Robotics

Health

Gender Diversity

Demographics

Climate

Circular Economy

Pan-European

Large Capitalization

Small Capitalization

Multi-Capitalization Value

Quantitative

Eurozone

Large Capitalization

Small Capitalization

Continental European

Small Capitalization

Multi Capitalization

Eurozone

Euro-Trend (Thematic)

Asian

Asia Ex-Japan

Quantitative

Europe, Australasia and Far East

Large Capitalization

Small Capitalization

Multi-Capitalization

Quantitative

Sustainable

U.S.

Large Capitalization

Small/Mid Capitalization

Multi-Capitalization

Sustainable

Quantitative Small Capitalization

U.K.

U.K. (Large Capitalization)

U.K. Quantitative

France

France (Large Capitalization)

France (Small Capitalization)

Asia Pacific

Australia

Japan

Global Large Capitalization Small Capitalization Frontier Equities Quantitative Multi-Asset Managed Volatility Sustainable Middle East North Africa Middle East North Africa

Fixed Income and Cash Management	Global Core/Core Plus High Yield Short Duration Convertibles	Pan-European Core High Yield Cash Management Duration Overlay Convertibles Eurozone Fixed Income Cash Management Corporate Bonds Scandinavian Short Duration	U.S. Core/Core Plus High Yield Short Duration Municipals Cash Management Convertibles Non-U.S. U.K.	Global Emerging Debt Emerging Corporate

Alternative	Global Arbitrage/Relative Value Commodities Sustainable Private Infrastructure	European Long/Short Equity	U.S. Quantitative Long/Short Equity Long/Short Credit Non-U.S. Japan Long/Short	Global Emerging Income Emerging Debt

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

Strategy

Our strategic plan in our Asset Management business is to focus on delivering superior investment performance and client service and broadening our product offerings and distribution in selected areas in order to continue to drive improved business results. Over the past several years, in an effort to improve our Asset Management business’ operations and expand our Asset Management business, we have:

•	focused on enhancing our investment performance;
•	improved our investment management platform by adding a number of senior investment professionals, including portfolio managers and analysts;
•	continued to strengthen our marketing and consultant relations capabilities, including by optimizing our distribution capabilities across client channels in North America;
•

expanded our product platform, including through the addition of long/short equity strategies, sustainable strategies, quantitative equity strategies, long/short credit capabilities and thematically oriented strategies;

•	invested in our technology infrastructure and data science capabilities to enhance our business; and
•	continued to expand the geographic reach of our Asset Management business.

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

We engage in selected alternative investments and private equity activities. In 2009, we established a private equity business with The Edgewater Funds (“Edgewater”), a Chicago-based private equity firm, through the acquisition of Edgewater’s management vehicles. As of December 31, 2022, Edgewater had approximately $1.0 billion of AUM and unfunded fee-earning commitments.

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

Employees. As of December 31, 2022, we employed approximately 3,389 full-time people based in 43 cities across 26 countries. We operate through two business segments: our Financial Advisory business included 211 managing directors and 1,452 professionals and support staff, and our Asset Management business included 120 managing directors and 1,105 professionals and support staff. Our Corporate segment included 25 managing directors and 476 professionals and support staff. Generally, our employees are not subject to collective bargaining agreements, except that our employees in some offices, including France and Italy, are covered by national, industry-wide collective bargaining agreements. We believe that we have good relations with our employees.

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

Executive Officers of the Registrant

Set forth below are the name, age, present title, principal occupation and certain biographical information for each of our executive officers as of February 14, 2023, all of whom have been appointed by, and serve at the discretion of, our board of directors.

Kenneth M. Jacobs, 64

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

Mary Ann Betsch, 44

Ms. Betsch became Chief Financial Officer of Lazard Ltd and Lazard Group in October 2022.  Prior to joining Lazard, Ms. Betsch worked at Citadel, where she helped lead the finance and accounting function since 2018.  Ms. Betsch was previously a partner at PwC, where she spent 17 years in a variety of audit and advisory roles serving global investment banks and other financial institutions.  She also completed a two-year fellowship program supported by the Federal Reserve Board’s Chief Accountant.

Scott D. Hoffman, 60

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

Peter Orszag, 54

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

Evan L. Russo, 48

Mr. Russo became Chief Executive Officer of Lazard’s Asset Management business in June 2022.  He previously served as Chief Financial Officer of Lazard Ltd and Lazard Group from October 2017 until October 2022. Mr. Russo has served as Managing Director of Lazard since 2009, and prior to becoming Chief Financial Officer was Co-Head of Lazard’s Capital Markets and Capital Structure Advisory practice. Mr. Russo joined Lazard as a Director in 2007.  Prior to joining Lazard, Mr. Russo worked for Goldman, Sachs & Co. in the Investment Banking Division, and prior to that, for Barclays Capital. Mr. Russo began his career as an attorney at Milbank, Tweed, Hadley & McCloy.

Alexandra Soto, 53

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

•	Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios.
•	Our business, financial condition and results of operations could be materially adversely affected by pandemics, including the ongoing COVID-19 pandemic.
•	Due to the nature of our business, financial results could differ significantly from period to period, which may make it difficult for us to achieve steady earnings growth on a quarterly basis.
•

Our ability to retain our managing directors and other key professional employees, including maintaining compensation levels at an appropriate level, is critical to the success of our business and failure to do so may materially adversely affect our results of operations and financial position.

•	The financial services industry, and all of the businesses in which we compete, are intensely competitive.
•	A substantial portion of our revenue is derived from Financial Advisory fees, which are not long-term contracted sources of revenue and are subject to intense competition.
•	If the number of debt defaults, bankruptcies or other factors affecting demand for our Restructuring services declines, our Restructuring revenue could suffer.
•	Certain of our services are dependent on the availability of private capital for deployment in illiquid asset classes.

•	Potential underwriting activities or advisory roles on capital raises may expose us to risk.
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
•

Certain of our investments are in relatively high-risk, illiquid assets, and we may lose some or all of the principal amount of these investments or fail to realize any profits from these investments for a considerable period of time.

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

•	Expectations relating to ESG considerations expose us to potential liabilities, increased costs, reputational harm, and other adverse effects on our business.
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

As a financial services firm, our businesses are materially affected by conditions in the global financial markets and economic conditions throughout the world. Unfavorable economic and market conditions can adversely affect our financial performance in both the Financial Advisory and Asset Management businesses. The future market and economic climate may deteriorate because of many factors, such as a general slowing of economic growth globally or regionally, periods of disruption or volatility in securities markets, volatility and tightening of liquidity in credit markets, volatility or significant realignments in currency markets, increases in interest rates, inflation, corporate or sovereign defaults, natural disasters, pandemics, terrorism or political uncertainty or instability.

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

We are exposed to fluctuations in foreign currencies, including through advisory fees paid to our Financial Advisory business and management fees paid to our Asset Management business. Our financial statements are denominated in U.S. Dollars and, for the year ended December 31, 2022, we received a portion of our consolidated net revenue in other currencies, predominantly in Euros and British Pounds. In addition, we pay a portion of our expenses in such other currencies. The exchange rates of these currencies versus the U.S. Dollar affect the carrying value of our assets and liabilities as well as our revenues, expenses and net income. We do not generally hedge such foreign currency exchange rate exposure arising in our subsidiaries outside of the U.S. Fluctuations in foreign currency exchange rates may also make period to period comparisons of our results of operations difficult.

Fluctuations in foreign currency exchange rates also can impact the portfolios of our Asset Management clients. Client portfolios are invested in securities across the globe, although most portfolios are funded in a single base currency. Foreign currency exchange rate fluctuations can adversely impact investment performance for a client’s portfolio and also may affect the levels of our AUM. As our AUM include significant assets that are denominated in currencies other than U.S. Dollars, an increase in the value of the U.S. Dollar relative to non-U.S. currencies, with all other factors held constant, generally would result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S. Dollar-denominated revenue in our Asset Management business. As of December 31, 2022, AUM with foreign currency exposure represented approximately 65% of our total AUM.

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

Our business, financial condition and results of operations could be materially adversely affected by pandemics, including the ongoing COVID-19 pandemic.

Pandemics, such as the ongoing coronavirus (“COVID-19”) pandemic, have affected, and may continue to affect, the global community and our business, financial condition and results of operations. The nature and severity of the impact will continue to depend largely on future developments, including the emergence of new variants of COVID-19, availability of effective treatments and the extent to which actions have been or may be taken to contain or address its impact globally. These actions, such as restrictions on in-person meetings and travel, vaccine mandates or other similar restrictions and limitations, may be, or have been, relaxed or suspended, but may also be reinstated if other pandemics occur in the future or if the COVID-19 pandemic worsens again. The timing and impact of any such actions or reinstatements remains difficult to predict.

Moreover, pandemics may adversely affect the economies in countries and regions in which our businesses operate and the global financial markets, including the global debt and equity capital markets. These economies and markets have experienced, and may continue to experience, significant volatility due to pandemics such as COVID-19. For example, disruptions to, and volatility in, the global financial markets as a result of a pandemic such as COVID-19 may result in a decrease in the volume and value of M&A transactions, thereby reducing the demand for our Financial Advisory services and increasing price competition among financial services companies seeking such engagements. Those same market disruptions may result in a decrease in our AUM resulting in lower investment advisory fees for our Asset Management business, may affect our ability to effect transactions for our Asset Management clients and may negatively impact the liquidity of the assets held in our client portfolios. Furthermore, any such disruptions may affect our ability to incur debt or issue equity on acceptable terms, or at all, to fund our working capital requirements, refinance existing indebtedness or make acquisitions and other investments. Counterparty and client defaults to which we may be exposed, may also become more frequent due to pandemic risks.

Our efforts to mitigate the impact of the COVID-19 pandemic have required, and future pandemics may require, significant investments of time and resources across our businesses. For example, protective and preventative actions, including in response to recommendations or orders by governmental institutions limiting certain business or commercial activities in jurisdictions in which we operate around the world, have resulted in, and may in the future result in, reduced productivity and limit the ability of our personnel to effectively communicate with each other or clients, which may adversely impact our business, financial condition and results of operations. Furthermore, as employees continue to perform all or a portion of their job functions remotely on a regular basis, there can be no assurance that our measures implemented to protect the confidentiality of our and our clients’ confidential information will be adequate. Any unauthorized disclosure of such information could result in legal action, regulatory sanctions and reputational or financial harm.

See “A failure in or breach of our information systems or infrastructure, or those of third parties with which we do business, including as a result of cyber attacks, could disrupt our businesses, lead to reputational harm and legal liability or otherwise impact our ability to operate our business”.

Risks Related to Our Business and Operations

Due to the nature of our business, financial results could differ significantly from period to period, which may make it difficult for us to achieve steady earnings growth on a quarterly basis.

We experience significant fluctuations in quarterly revenue and profits. These fluctuations generally can be attributed to the fact that we earn a substantial portion of our Financial Advisory revenue upon the successful completion of a transaction or a restructuring, the timing of which is uncertain and is not subject to our control. As a result, our Financial Advisory business is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, a client or counterparty could delay or terminate an acquisition transaction because of a failure to agree upon final terms, failure to obtain necessary regulatory consents or board of directors, or acquirer’s or stockholder approval, failure to secure necessary financing, adverse market conditions or because the seller’s business is experiencing unexpected operating or financial problems. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness, for example, due to a failure to reach agreement with its principal creditors. In addition, a bankruptcy court may deny our right to collect a success or completion fee. In these circumstances, other than in engagements where we receive retainers, we often do not receive any advisory fees other than the reimbursement of certain expenses, despite the fact that we devote resources to these transactions. Accordingly, the failure of one or more transactions to close either as anticipated or at all could cause significant fluctuations in quarterly revenue and profits and could materially adversely affect our business, financial condition and results of operations. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Our ability to retain our managing directors and other key professional employees, including maintaining compensation levels at an appropriate level, is critical to the success of our business and failure to do so may materially adversely affect our results of operations and financial position.

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

Furthermore, we seek to align the interests of our managing directors and other key professional employees with that of our shareholders by awarding deferred compensation in the form of equity, and any change in our ability to grant such awards, including as a result of a shareholder vote against any of our equity incentive plans, could have a negative impact on our ability to promote such alignment. Certain changes to our employee compensation arrangements may result in increased compensation and benefits expense. In addition, any changes to the mix of cash and deferred incentive compensation granted to our employees may affect certain financial measures applicable to our business, including ratios of compensation and benefits expense to revenue, and may result in the issuance of increased levels of Lazard Ltd’s common stock, par value $0.01 per share, to our employees upon vesting of restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), restricted stock awards (“RSAs”), profits interest participation rights or other equity-based awards in a particular year. Our compensation levels, results of operations and financial position may be significantly affected by many factors, including general economic and market conditions, our operating and financial performance, staffing levels and competitive pay conditions.

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

In addition, many of our competitors have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, including products and services which we do not currently offer, which may enhance their competitive position. They may also have the ability to support investment banking, including financial advisory services, with commercial banking, insurance and other financial services in an effort to gain market share, which could result in pricing pressure in our businesses.

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

We historically have earned a substantial portion of our revenue from advisory fees paid to us by our Financial Advisory clients, which usually are payable upon the successful completion of a particular transaction or restructuring. For example, for the year ended December 31, 2022, Financial Advisory services accounted for approximately 60% of our consolidated net revenue. We expect that we will continue to rely on Financial Advisory fees for a substantial portion of our revenue for the foreseeable future, and a decline in our Financial Advisory engagements or the market for financial advisory services would adversely affect our business, financial condition and results of operations.

In addition, we operate in a highly competitive environment where typically there are no long-term contracted sources of revenue. Each revenue-generating engagement typically is separately awarded and negotiated.

Furthermore, many businesses do not routinely engage in transactions requiring our services, and as a consequence, our fee paying engagements with many clients are not likely to be predictable. We may also lose clients from time-to-time as a result of, among other reasons, the sale or merger of a client, a change in a client’s senior management or competition from other financial advisors and financial institutions. As a result, our engagements with clients are constantly changing, and our Financial Advisory fees could decline quickly due to the factors discussed above.

If the number of debt defaults, bankruptcies or other factors affecting demand for our Restructuring services declines, our Restructuring revenue could suffer.

We provide various restructuring and restructuring-related advice to companies in financial distress or to their creditors or other stakeholders. Historically, the fees from restructuring-related services have been a significant part of our Financial Advisory revenue. A number of factors could affect demand for these advisory services, including general economic conditions, the availability and cost of debt and equity financing and changes to laws, rules and regulations, including those that protect creditors, and the deregulation or privatization of particular industries. In such periods, our revenues from restructuring services may decline.

Certain of our services are dependent on the availability of private capital for deployment in illiquid asset classes.

We provide private fund advisory and fundraising services for alternative investment strategies, including private equity and real estate.  Additionally, we may provide financial advice in connection with private placements for private companies.  Our ability to find suitable engagements and earn fees in these businesses depends on the availability of private and public capital for investments in illiquid assets.  The availability of such capital depends on a number of factors, including many that are outside our control, such as the general macroeconomic environment, changes in the weight investors give to alternative asset investments as part of their overall investment portfolio among asset classes, and market liquidity and volatility.  Further, certain investors, such as public pension plans, may have policies prohibiting the use of placement agents by fund sponsors or managers in connection with a limited partner’s investment. To the extent private and public capital focused on illiquid investment opportunities for our clients is limited by the foregoing or other circumstances, our fees generated by these services and, therefore, our results may be adversely affected.

Potential underwriting activities or advisory roles on capital raises may expose us to risk.

As part of our Financial Advisory business, we sometimes act as an underwriter in public offerings and other distributions of securities or as a financial advisor in connection with a capital raise. While not an ordinary part of our business, if we act as an underwriter, we may incur losses and be subject to reputational harm to the extent that, for any reason, the underwriting syndicate in any given transaction is unable to sell the relevant securities at the anticipated price levels. Similarly, we may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to assist a client in raising capital at anticipated price levels when we act as financial advisor. In addition, if we act as an underwriter or financial advisor, we may also be subject to liability for material misstatements or omissions in prospectuses and other offering documents relating to the applicable transactions. In such cases, any indemnification provisions in the applicable underwriting or financial advisory agreement may not be available to us or may not be sufficient to protect us against losses arising from such liability. Operational risk in connection with any offering or capital raise we participate in could arise in the form of errors, deficiencies or noncompliance and also could expose us to risk. We seek to manage the risks associated with underwriting and financial advisory activities through screening, internal review and diligence, but such efforts may not be effective in all cases.

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

Our Asset Management business has entered into service agreements with third-party service providers for client order management and the execution and settlement of client securities transactions. This business faces the risk of operational failure of any of our clearing agents, the exchanges, clearing houses or other intermediaries we use to facilitate our securities transactions. We oversee and manage these relationships. Poor oversight and control or inferior performance or service on the part of the service provider could result in our loss of customers and violations of applicable rules and regulations. Any such failure could adversely affect our ability to effect transactions and to manage our exposure to risk, and thereby adversely affect our results of operations.

Certain of our investments are in relatively high-risk, illiquid assets, and we may lose some or all of the principal amount of these investments or fail to realize any profits from these investments for a considerable period of time.

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

As of December 31, 2022, Lazard Group and its subsidiaries had approximately $1.7 billion in debt outstanding, of which $400 million, $300 million, $500 million and $500 million relate to Lazard Group senior notes that mature in 2025, 2027, 2028 and 2029, respectively. This debt has certain mandated payment obligations, which may constrain our ability to operate our business. If we decide to redeem or retire this debt before maturity, we may be required to pay a significant premium to do so, which may adversely impact our earnings and affect our financial position. In addition, in the future we may need to incur debt or issue equity in order to fund our working capital requirements or refinance existing indebtedness, as well as to make acquisitions and other investments. The amount of our debt obligations may impair our ability to raise debt or issue equity for financing purposes. Our access to funds also may be impaired if regulatory or governmental authorities take significant action against us or for a variety of other possible reasons. In addition, our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. These ratings are assigned by rating agencies, which may reduce or withdraw their ratings or place us on “credit watch” with negative implications at any time.

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

LFG and LFB offer wealth management and banking services to high net worth individuals and families. In order to support this business, LFB may extend lines of credit to such clients. These loans are fully collateralized, but collateral values could fluctuate over time.  In the event that the clients are unable to repay their loans and we are unable to realize the collateral for sums that exceed the underlying amount of the loan, we may lose some or all of these amounts.

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

The U.S. and other governments and institutions have taken actions, and may in the future take further actions, in response to geopolitical events and disruption and volatility in the global financial markets, including actions such as the institution of sanctions against Russia and others by the U.S. and other governments and institutions as a result of the Russian invasion of Ukraine. Such further actions could include expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect, complexity and scope of any such expanded or new standards, requirements and rules is uncertain and could increase costs of compliance, monitoring and reporting and result in increased potential for litigation, sanctions and other liabilities, all of which could have adverse consequences to our business, financial condition and results of operations. While we continue to examine the requirements of new regulations that may become applicable to us in the U.S. and in the European Union (see “Business—Regulation” above), and previously announced actual or potential regulations that may be modified, we are not able to predict the ultimate effect on us.

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

For asset management businesses in general, there have been a number of highly publicized cases involving fraud or other misconduct by employees of asset management firms, as well as industry-wide regulatory inquiries. These cases and inquiries have resulted in increased scrutiny from regulators, governments and investors and may result in new rules and regulations for mutual funds, hedge funds, private equity funds and their investment managers. This regulatory scrutiny and these rulemaking initiatives may result in an increase in operational and compliance costs or the risk of assessment of significant fines or penalties against our Asset Management business and may otherwise limit our ability to engage in certain activities.

Specific regulatory changes also may have a direct impact on the revenue of our Asset Management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. For example, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of client trades also pays for research and other eligible services that are used by investment advisors, has in the last several years been reexamined by different regulatory bodies and industry participants. Although a substantial portion of the research relied on by our Asset Management business in its investment decision-making processes is generated internally by our investment personnel, external research, including external research and other eligible services traditionally paid for with soft dollars, is also important to the process. This external research includes materials provided by broker-dealers and research firms, as well as eligible data and analytics services from various sources. In connection with the implementation of the EU Markets in Financial Instruments Directive II (“MiFID II”) in 2018, our Asset Management affiliates in France, Germany and the U.K. decided to pay for broker research services from their own resources. This has reduced our ability to utilize commissions to pay for research services and other soft dollar services in certain European jurisdictions. Similar pressures may come from future changes within the asset management industry itself, which may further increase our costs related to external research services. For the year ended December 31, 2022, our Asset Management business obtained research and other eligible services through third-party soft dollar arrangements, the total value of which we estimate to be approximately $24 million.

In addition, new regulations affecting the asset management business, including those regarding the management of U.S. mutual funds, hedge funds, Undertakings for the Collective Investment in Transferable Securities (“UCITS”) funds and the use of certain investment products may impact our Asset Management business and result in increased costs. For example, the European Union has adopted updated directives on the coordination of laws, regulations and administrative provisions relating to undertakings for collective investment in transferable securities (“UCITS V”) with respect to various subjects. Among other things, UCITS V establishes remunerations policies that impact the structure of compensation for certain portfolio managers and other personnel within the Company. UCITS V also establishes certain regulations governing oversight and independence of depository functions. While these rules have already been implemented, they could further impact our personnel or result in changes to our operations, resulting in increased costs to the business. In addition, many regulators around the world, including those in the U.S., continue to adopt disclosure requirements impacting the asset management business, as well as changes to the laws, rules and regulations relating to recordkeeping and reporting obligations.

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

Expectations relating to ESG considerations expose us to potential liabilities, increased costs, reputational harm, and other adverse effects on our business.

As a financial services firm, we depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. Companies across all industries are facing increasing scrutiny from customers, clients, regulators, investors, and other stakeholders related to their ESG practices and disclosures. In addition to governments and regulators, the investment community and society at large is increasingly focused on these practices, especially as they relate to the environment and climate change, health and safety, diversity, equity, inclusion, labor conditions and human and civil rights. As a result, there is heightened demand for information related to ESG factors, such as climate change, natural resources, waste reduction, energy, human capital, and risk oversight, including with respect to our supply chain, which expands the nature, scope, and complexity of matters that we are expected to manage, assess, and report.

We also make statements about our ESG goals and initiatives through our ESG Corporate Sustainability reporting and our Asset Management Sustainable Investing perspectives, which is available on our public websites. We may not achieve our ESG goals and initiatives. In addition, some stakeholders may disagree with our goals and initiatives. Any failure, or perceived failure, to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us or client dissatisfaction and materially adversely affect our business, reputation, results of operations, financial condition and stock price.

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

In recent years, the U.S. Department of Justice and the SEC have also devoted greater resources to the enforcement of the Foreign Corrupt Practices Act. In addition, the U.K., France and other jurisdictions have expanded the reach of their anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure compliance with anti-bribery and other laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated these laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunction against future conduct, securities litigation and reputational damage, any one of which could adversely affect our business, financial condition and results of operations.

A failure in or breach of our information systems or infrastructure, or those of third parties with which we do business, including as a result of cyber attacks, could disrupt our businesses, lead to reputational harm and legal liability or otherwise impact our ability to operate our business.

Our operations rely on the secure processing, storage and transmission of confidential and other information involving our computer systems, hardware, software and networks, which we refer to as information systems, and involving the information systems of third parties with which we do business. Such information systems, which frequently include “cloud”-based networks and services, may be subject to unauthorized or fraudulent access, computer viruses or other malicious code or other threats, including “phishing” attempts, that are constantly evolving and that could have a security impact on us. There can be no assurance that we will not suffer material losses relating to cyber attacks on, or other security breaches involving, our information systems, or the information systems of third parties with which we do business, despite taking protective measures to prevent such breaches. The increased use of mobile technologies and remote working technologies can heighten these and other operational risks, as can the advancing sophistication and increased frequency and severity of cyber-security attacks globally.  In addition, attacks against us, our customers and our third-party vendors can increase during periods of severe diplomatic or armed conflict.

If a successful cyber attack or other security breach were to occur against us, our customers or other third parties with which we do business, our confidential or proprietary information, or the confidential or proprietary information of our clients or their counterparties, that is stored in, or transmitted through, such information systems could be compromised or misappropriated. Any such cyber attack or other security breach, or any disruption of or failure in the physical or logical infrastructure or operating systems that support such information systems or our businesses, could significantly impact our ability to operate our businesses and could result in reputational damage, legal liability, the loss of clients or business opportunities and financial losses that are either not insured against or not fully covered through any insurance maintained by us. Additionally, as geopolitical tensions rise, cyber retaliation between nation states can impact the business of those countries, which could adversely affect our business. As cyber threats continue to multiply, become more sophisticated, frequent and severe and threaten additional aspects of our businesses, we may also be required to expend additional resources on information security and compliance costs in order to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or other exposures.

Additionally, certain of our third party vendors or service providers, which may process or otherwise have access to confidential or sensitive data, may take, have taken or may take further preventative or protective actions in connection with the COVID-19 pandemic, including instituting policies requiring their respective employees who are capable of performing their functions remotely to do so and implementing or expanding back-up procedures and capabilities, and may be experiencing a growing demand for their services. As such, such vendors and service providers may be more susceptible to interruptions or confidentiality or security breaches than in prior periods. Any failure of or interruption to their systems or any back-up procedures and capabilities as a result of such actions or such growth in demand could materially adversely affect our business, financial condition and results of operations. See “Other operational risks may disrupt our businesses, result in regulatory action against us or limit our growth.”

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

We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2022. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could materially adversely affect our business.

Uncertainty regarding the outcome of future arrangements between the European Union and the U. K. may adversely affect our business.

The Company has a significant presence in the U.K. and many European Union countries. The U.K. left the European Union on January 31, 2020. Prior to that date, the U.K. adopted numerous European Union laws and regulations into U.K. domestic legislation in order to ensure continuity. The “Retained EU Law” bill announced by the U.K. Government on September 22, 2022, to the extent passed into U.K. law by the U.K. Parliament, will result in the disapplication of European Union legacy laws by the end of 2023 unless the U.K. Government has legislated to retain or replace them. There is currently no certainty on which European Union legacy laws and regulations will be changed going forward and the U.K. may diverge from these laws and regulations and may decide not to adopt rules that correspond to future European Union legislation. To the extent that different regulatory systems impose overlapping or inconsistent requirements on the conduct of the Company’s business, the Company may face additional complexity and costs in its compliance efforts, as well as potential increased costs to the extent the Company is required to make further adjustments to how the Company operates its business in the U.K. and/or the European Union.

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

In the United States, the Tax Cuts and Jobs Act of 2017 includes several international provisions applicable to us.  These provisions are complex and could adversely impact our effective tax rate in future years.

Enacted on August 16, 2022, the Inflation Reduction Act imposes two new types of tax, effective January 1, 2023: a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income (“AFSI”) of applicable corporations with three-year average AFSIs above specified thresholds and a 1% excise tax on corporate stock repurchases. Interim guidance on the application of the CAMT and the excise tax was issued on December 27, 2022, but several aspects of the Inflation Reduction Act remain uncertain and the Treasury regulations implementing its provisions are forthcoming.

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

Forward-looking statements include, but are not limited to, statements about:

•	financial goals, including ratios of compensation and benefits expense to operating revenue;
•	ability to deploy surplus cash through distributions to members, purchases of common stock and debt repurchases;
•	possible or assumed future results of operations and operating cash flows;
•	strategies and investment policies;
•	financing plans and the availability of short-term borrowing;
•	competitive position;
•	future acquisitions, including the consideration to be paid and the timing of consummation;
•	potential growth opportunities available to our businesses;

•	potential impact of investments in our technology infrastructure and data science capabilities;
•	recruitment and retention of our managing directors and employees;
•	potential levels of compensation expense, including awarded compensation and benefits expense and adjusted compensation and benefits expense, and non-compensation expense;
•	potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts;
•	statements regarding ESG goals and initiatives;
•	likelihood of success and impact of litigation;
•	expected tax rates, including effective tax rates;
•	changes in interest and tax rates;
•	availability of certain tax benefits, including certain potential deductions;
•	potential impact of certain events or circumstances on our financial statements and operations;
•	changes in foreign currency exchange rates;
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

Item 1B.Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before December 31, 2022 relating to our periodic or current reports under the Exchange Act.

Item 2.	Properties

Lazard has offices located around the world. The following table lists the principal properties used for the Lazard organization as of December 31, 2022. As a general matter, one or both of our Financial Advisory and Asset Management segments (as well as our Corporate segment) uses the following properties.

Location	Square Footage	Offices
New York City	438,870 square feet of leased space	Principal office located at 30 Rockefeller Plaza
Paris	187,499 square feet of leased space	Principal offices located at 175 Boulevard Haussmann and 25 Rue de Courcelles
London	70,889 square feet of leased space	Principal office located at 50 Stratton Street

Item 3.	Legal Proceedings

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

As of December 31, 2022, all of our common membership interests are held by indirect wholly-owned subsidiaries of Lazard Ltd. Our co-managing member interests are held by two indirect wholly-owned subsidiaries of Lazard Ltd, and our profit participation interests are held by various managing directors. There are no public trading markets for any of these interests.

As of December 31, 2022, pursuant to provisions of its Amended and Restated Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February. Such distributions primarily represent amounts necessary to fund (i) any dividends Lazard Ltd may declare on its Class A common stock and (ii) tax distributions in respect of income taxes that Lazard Ltd’s subsidiaries incur. During the years ended December 31, 2022, 2021 and 2020, Lazard Group distributed approximately $228.0 million, $233.2 million, and $201.0 million, respectively, to the subsidiaries of Lazard Ltd.

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

Business Summary

Lazard, one of the world’s preeminent financial advisory and asset management firms, operates from 43 cities across 26 countries in North and South America, Europe, Asia and Australia. With origins dating to 1848, we have long specialized in crafting solutions to the complex financial and strategic challenges of a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals.

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

Our principal sources of revenue are derived from activities in the following business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding strategic and mergers and acquisitions (“M&A”) advisory, capital markets advisory, shareholder advisory, restructuring and capital solutions, sovereign advisory, geopolitical advisory, capital raising and placement, and other strategic advisory matters, and

•

Asset Management, which offers a broad range of global investment solutions and investment and wealth management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.

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

Our consolidated net revenue was derived from the following segments:

	Year Ended December 31,
	2022	2021	2020
Financial Advisory	60%	56%	55%
Asset Management	44	44	46
Corporate	(4)	-	(1)
Total	100%	100%	100%

We also invest our own capital from time to time, generally alongside capital of qualified institutional and individual investors in alternative investments or private equity investments, and make investments to seed our Asset Management strategies.

Business Environment and Outlook

Economic and global financial market conditions can materially affect our financial performance. As described above, our principal sources of revenue are derived from activities in our Financial Advisory and Asset Management business segments. Our Financial Advisory revenues are primarily dependent on the successful completion of merger, acquisition, restructuring, capital raising or similar transactions, and our Asset Management revenues are primarily driven by the levels of assets under management (“AUM”). Weak economic and global financial market conditions can result in a challenging business environment for M&A and capital-raising activity as well as our Asset Management business, but may provide opportunities for our restructuring business.

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

•

Asset Management—Given our diversified investment platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from opportunities across the asset management industry despite uncertain global macroeconomic conditions. We are continually developing new investment strategies that extend our existing platforms and assessing potential product acquisitions or other inorganic growth opportunities.

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

Financial Advisory

As reflected in the following table, which sets forth global M&A industry statistics, the value and number of all completed transactions, including the subset of completed transactions involving values greater than $500 million, decreased in 2022 as compared to 2021. With respect to announced M&A transactions, the value and number of all transactions, including the subset of announced transactions involving values greater than $500 million, decreased in 2022 as compared to 2021.

	Year Ended December 31,
	2022	2021	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$3,954	$5,492	(28)%
Number	35,932	43,284	(17)%
Deals Greater than $500 million:
Value	$3,057	$4,239	(28)%
Number	1,284	1,789	(28)%
Announced M&A Transactions:
All deals:
Value	$3,752	$5,917	(37)%
Number	38,438	43,781	(12)%
Deals Greater than $500 million:
Value	$2,758	$4,624	(40)%
Number	1,244	1,982	(37)%

Source:	Dealogic as of January 4, 2023.

Global restructuring activity during 2022, as measured by the number of corporate defaults, increased as compared to 2021. The number of defaulting issuers was 90 in 2022, according to Moody’s Investors Service, Inc., as compared to 55 in 2021.

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

Asset Management

The percentage change in major equity market indices (i) at December 31, 2022, as compared to such indices at December 31, 2021, and (ii) at December 31, 2021, as compared to such indices at December 31, 2020, is shown in the table below.

	Percentage Changes December 31,
	2022 vs. 2021	2021 vs. 2020
MSCI World Index	(18%)	22%
Euro Stoxx	(9%)	24%
MSCI Emerging Market	(20%)	(3%)
S&P 500	(18%)	29%

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

Financial Statement Overview

Net Revenue

The majority of Lazard’s Financial Advisory net revenue historically has been earned from the successful completion of M&A transactions, capital markets advisory, shareholder advisory, restructuring and capital solutions, sovereign advisory, capital raising and placement, and other strategic advisory matters. The main drivers of Financial Advisory net revenue are overall M&A activity, the level of corporate debt defaults and the environment for capital raising activities, particularly in the industries and geographic markets in which Lazard focuses. In some client engagements, often those involving financially distressed companies, revenue is earned in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment and are not necessarily linked to the completion of a transaction. In addition, Lazard also earns fees from providing strategic advice to clients, with such fees not being dependent on a specific transaction, and may also earn fees in connection with public and private securities offerings. Significant fluctuations in Financial Advisory net revenue can occur over the course of any given year, because a significant portion of such net revenue is earned upon the successful completion of a transaction, restructuring or capital raising activity, the timing of which is uncertain and is not subject to Lazard’s control.

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

For private equity funds, incentive fees may be earned in the form of a “carried interest” if profits arising from realized investments exceed a specified threshold. Typically, such carried interest is ultimately calculated on a whole-fund or investment by investment basis and, therefore, clawback of carried interest toward the end of the life of the fund can occur. As a result, the Company recognizes incentive fees earned on our private equity funds when it is probable that a clawback will not occur.

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

Corporate segment total assets represented 62% of Lazard’s consolidated total assets as of December 31, 2022, which are attributable to cash and cash equivalents, restricted cash associated with LGAC, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, investments accounted for under the equity method of accounting, deferred tax assets and certain other assets associated with LFB and LGAC.

Operating Expenses

The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of previously granted deferred incentive compensation awards, including (a) share-based incentive compensation under the Lazard Ltd 2018 Incentive Compensation Plan, as amended (the “2018 Plan”) and the Lazard Ltd 2008 Incentive Compensation Plan (the “2008 Plan”) and (b) LFI and other similar deferred compensation arrangements (see Note 15 of Notes to Consolidated Financial Statements), (iii) a provision for discretionary or guaranteed cash bonuses and profit pools and (iv) when applicable, severance payments. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our actual and forecasted operating and financial performance, staffing levels, estimated forfeiture rates, competitive pay conditions and the nature of revenues earned, as well as the mix between current and deferred compensation.

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
(i)

the deferred incentive compensation awards granted in the year-end compensation process with respect to the fiscal year (e.g., deferred incentive compensation awards granted in 2023 related to the 2022 year-end compensation process), including performance-based restricted stock unit (“PRSU”) and performance-based restricted participation unit (“PRPU”) awards (based on the target payout level);

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

Compensation and benefits expense is the largest component of our operating expenses. We seek to maintain discipline with respect to compensation, including the rate at which we award deferred compensation. Our goal is to maintain a ratio of awarded compensation and benefits expense to operating revenue and a ratio of adjusted compensation and benefits expense to operating revenue over the cycle in the mid- to high-50s percentage range, while targeting a consistent deferral policy. While we have implemented policies and initiatives that we believe will assist us in maintaining ratios within this range, there can be no guarantee that we will continue to maintain such ratios, or that our policies or initiatives will not change, in the future. Increased competition for professionals, changes in the macroeconomic environment or the financial markets generally, lower operating revenue resulting from, for example, a decrease in M&A activity, our share of the M&A market or our AUM levels, changes in the mix of revenues from our businesses, investments in our businesses or various other factors could prevent us from achieving this goal; however, in future periods we may benefit from pressure on compensation costs within the financial services industry.

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

We do not believe inflation will have a significant effect on our compensation costs as they are substantially variable in nature. However, the rate of inflation may affect our other expenses. To the extent inflation results in rising interest rates and has other effects upon the securities markets or general macroeconomic conditions, it may adversely affect our financial position and results of operations by impacting overall levels of M&A activity, reducing our AUM or net revenue, or otherwise.

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

See “Critical Accounting Policies and Estimates—Income Taxes” below and Note 17 of Notes to Consolidated Financial Statements for additional information regarding income taxes and our deferred tax assets.

Noncontrolling Interests

Noncontrolling interests primarily consist of (i) amounts related to Edgewater’s management vehicles that the Company is deemed to control but not own, (ii) LGAC interests (see Note 1 of Notes to Consolidated Financial Statements) and (iii) consolidated VIE interests held by employees. See Notes 14 and 21 of Notes to Consolidated Financial Statements for information regarding the Company’s noncontrolling interests and consolidated VIEs.

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

	Year Ended December 31,
	2022	2021	2020
	($ in thousands)
Net Revenue	$2,764,289	$3,223,209	$2,565,540
Operating Expenses:
Compensation and benefits	1,647,811	1,884,859	1,541,228
Non-compensation	595,617	567,627	508,897
Amortization of intangible assets related to acquisitions	60	60	1,744
Total operating expenses	2,243,488	2,452,546	2,051,869
Operating Income	520,801	770,663	513,671
Provision for income taxes	81,653	101,687	56,564
Net Income	439,148	668,976	457,107
Less - Net Income Attributable to Noncontrolling Interests	34,966	14,481	231
Net Income Attributable to Lazard Group	$404,182	$654,495	$456,876
Operating Income, as a % of net revenue	18.8%	23.9%	20.0%

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

	Year Ended December 31,
	2022	2021	2020
	($ in thousands)
Operating Revenue:
Net revenue	$2,764,289	$3,223,209	$2,565,540
Adjustments:
Interest expense (a)	75,370	74,176	74,341
Distribution fees, reimbursable deal costs, bad debt expense and other (b)	(74,207)	(85,041)	(64,988)
Revenue related to noncontrolling interests (c)	(49,073)	(31,624)	(11,497)
(Gains) losses on investments pertaining to LFI (d)	44,261	(35,494)	(40,634)
Gains associated with restructuring and closing of certain offices (e)	-	(7,516)	-
Operating revenue	$2,760,640	$3,137,710	$2,522,762

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

(e)

Represents gains related to the reclassification of currency translation adjustments to earnings from accumulated other comprehensive loss associated with restructuring and closing of certain of our offices in the year ended December 31, 2021.

	Year Ended December 31,
	2022	2021	2020
	($ in thousands)
Adjusted and Awarded Compensation and Benefits Expense:
Total compensation and benefits expense	$1,647,811	$1,884,859	$1,541,228
Adjustments:
Noncontrolling interests (a)	(10,855)	(9,216)	(7,927)
(Charges) credits pertaining to LFI (b)	44,261	(35,494)	(40,634)
Expenses associated with senior management transition (c)	(33,019)	-	-
Expenses associated with restructuring and closing of certain offices	-	(14,922)	-
Adjusted compensation and benefits expense	1,648,198	1,825,227	1,492,667
Deduct - amortization of deferred incentive compensation awards	(368,492)	(398,092)	(380,086)
Total adjusted cash compensation and benefits expense (d)	1,279,706	1,427,135	1,112,581
Add:
Year-end deferred incentive compensation awards (e)	434,659	389,257	363,523
Sign-on and other special incentive awards (f)	77,978	48,501	54,784
Deduct - adjustments for estimated forfeitures (g)	(33,321)	(28,454)	(27,190)
Awarded compensation and benefits expense	$1,759,022	$1,836,439	$1,503,698
Adjusted compensation and benefits expense, as a % of operating revenue	59.7%	58.2%	59.2%
Awarded compensation and benefits expense, as a % of operating revenue	63.7%	58.5%	59.6%

(a)	Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)

Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.

(c)	Represents expenses associated with senior management transition reflecting the departure of certain executive officers.
(d)

Includes base salaries and benefits of $823,815, $767,370 and $679,270 for 2022, 2021 and 2020, respectively, and cash incentive compensation of $455,891, $659,765 and $433,312 for the respective years.

(e)

Deferred incentive compensation awards applicable to the relevant year-end compensation process (e.g., deferred incentive compensation awards granted in 2023, 2022 and 2021 related to the 2022, 2021 and 2020 year-end compensation processes, respectively).

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

	Year Ended December 31,
	2022	2021	2020
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$595,617	$567,627	$508,897
Adjustments:
Expenses relating to office space reorganization (a)	(3,764)	(4,611)	(12,646)
Distribution fees, reimbursable deal costs bad debt expense and other (b)	(74,207)	(85,041)	(64,988)
Noncontrolling interests (c)	(3,255)	(7,932)	(2,430)
Expenses associated with restructuring and closing of certain offices	-	(1,539)	-
Adjusted non-compensation expense	$514,391	$468,504	$428,833
Adjusted non-compensation expense, as a % of operating revenue	18.6%	14.9%	17.0%

(a)	Represents building depreciation and other costs related to office space reorganization.
(b)

Represents certain distribution, introducer and management fees paid to third parties, reimbursable deal costs and bad debt expense relating to fees that are deemed uncollectible for which an equal amount is included for purposes of determining operating revenue.

(c)	Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.

	Year Ended December 31,
	2022	2021	2020
	($ in thousands)
Earnings From Operations:
Operating revenue	$2,760,640	$3,137,710	$2,522,762
Deduct:
Adjusted compensation and benefits expense	(1,648,198)	(1,825,227)	(1,492,667)
Adjusted non-compensation expense	(514,391)	(468,504)	(428,833)
Earnings from operations	$598,051	$843,979	$601,262
Earnings from operations, as a % of operating revenue	21.7%	26.9%	23.8%

Headcount information is set forth below:

	As of December 31,
	2022	2021	2020
Headcount:
Managing Directors:
Financial Advisory (a)	211	176	168
Asset Management	120	110	105
Corporate	25	22	21
Total Managing Directors	356	308	294
Other Business Segment Professionals and Support Staff:
Financial Advisory (a)	1,452	1,335	1,370
Asset Management	1,105	1,088	1,012
Corporate	476	429	412
Total	3,389	3,160	3,088

(a)

Financial Advisory headcount reflects that, in addition to customary year-end changes, 20 employees were reclassified in the first quarter of 2022 from professionals to managing directors due to a consolidation of the Lazard Middle Market LLC broker-dealer license.

A review of our operating results for the year ended December 31, 2022 compared to our operating results for the year ended December 31, 2021 appears below. A detailed review of our operating results for the year ended December 31, 2021 compared to the year ended December 31, 2020 is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results”.

Operating Results

Year Ended December 31, 2022 versus December 31, 2021

The Company reported net income attributable to Lazard Group of $404 million, as compared to net income attributable to Lazard Group of $654 million in 2021.

Net revenue decreased $459 million, or 14%, with operating revenue decreasing $377 million, or 12%, as compared to 2021. Fee revenue from investment banking and other advisory activities decreased $136 million, or 8%, as compared to 2021. Asset management fees, including incentive fees, decreased $229 million, or 17%, as compared to 2021. In the aggregate, interest income, other revenue and interest expense decreased $94 million, or 112%, as compared to 2021.

Compensation and benefits expense decreased $237 million, or 13%, as compared to 2021.

Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $1,648 million, a decrease of $177 million, or 10%, as compared to $1,825 million in 2021. The ratio of adjusted compensation and benefits expense to operating revenue was 59.7% for 2022, as compared to 58.2% for 2021. Awarded compensation and benefits expense in 2022 was $1,759 million, a decrease of $77 million, or 4%, when compared to $1,836 million in 2021. The ratio of awarded compensation and benefits expense to operating revenue was 63.7%, as compared to 58.5% for 2021. The year-end deferred incentive compensation awarded for 2022 was $435 million, representing an increase of $45 million, or 12%, as compared to 2021. As described above, when analyzing compensation and benefits expense on a full-year basis, we believe that awarded compensation and benefits expense provides the most meaningful basis for comparison of compensation and benefits expense between present, historical and future years.

Non-compensation expense increased $28 million, or 5%, as compared to 2021, primarily due to increased marketing and business development expenses from higher travel, and investments in technology. Adjusted non-compensation expense increased $46 million, or 10%, as compared to 2021. The ratio of adjusted non-compensation expense to operating revenue was 18.6% for 2022, as compared to 14.9% in 2021.

Operating income decreased $250 million, or 32%, as compared to 2021.

Earnings from operations decreased $246 million, or 29%, as compared to 2021, and, as a percentage of operating revenue, was 21.7%, as compared to 26.9% in 2021.

The provision for income taxes reflects an effective tax rate of 15.7%, as compared to 13.2% in 2021. See Note 17 of Notes to Consolidated Financial Statements.

Net income attributable to noncontrolling interests increased $20 million as compared to 2021.  See Note 14 of Notes to Consolidated Financial Statements.

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

Financial Advisory

The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Year Ended December 31,
	2022	2021	2020
	($ in thousands)
Net Revenue	$1,655,596	$1,794,132	$1,420,042
Operating Expenses	1,292,382	1,345,849	1,122,002
Operating Income	$363,214	$448,283	$298,040
Operating Income, as a % of net revenue	21.9%	25.0%	21.0%

Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Year Ended December 31,
	2022	2021	2020
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	304	370	261
Percentage of total Financial Advisory net revenue from top 10 clients (a)	19%	15%	19%
Number of M&A transactions completed with values greater than $500 million (b)	90	104	70

(a)	No individual client constituted more than 10% of our Financial Advisory segment net revenue in the years ended December 31, 2022, 2021 and 2020.
(b)	Source: Dealogic as of January 4, 2023.

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

	Year Ended December 31,
	2022	2021	2020
Americas	59%	63%	67%
EMEA	40	36	31
Asia Pacific	1	1	2
Total	100%	100%	100%

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

Financial Advisory Results of Operations

Year Ended December 31, 2022 versus December 31, 2021

Financial Advisory net revenue decreased $139 million, or 8%, as compared to 2021. The decrease in Financial Advisory net revenue was primarily a result of a decrease in the number of fees between $1 million and $5 million as compared to 2021.

Operating expenses decreased $53 million, or 4%, as compared to 2021, primarily due to decreased compensation and benefits expense associated with decreased operating revenue, partially offset by increased marketing and business development expenses from higher travel.

Financial Advisory operating income was $363 million, a decrease of $85 million, or 19%, as compared to operating income of $448 million in 2021 and, as a percentage of net revenue, was 21.9%, as compared to 25.0% in 2021.

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

The following table shows the composition of AUM for the Asset Management segment (see Item 1, “Business—Principal Business Lines—Asset Management—Investment Strategies”):

	As of December 31,
	2022	2021	2020
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$21,557	$31,227	$33,254
Global	46,861	59,516	56,246
Local	47,504	56,310	48,672
Multi-Regional	51,473	73,953	71,560
Total Equity	167,395	221,006	209,732
Fixed Income:
Emerging Markets	8,944	12,231	13,651
Global	11,029	14,410	11,962
Local	5,352	6,022	5,600
Multi-Regional	18,061	13,623	12,571
Total Fixed Income	43,386	46,286	43,784
Alternative Investments	3,812	4,203	2,748
Private Equity	1,038	1,290	1,420
Cash Management	494	954	958
Total AUM	$216,125	$273,739	$258,642

Total AUM at December 31, 2022 was $216 billion, a decrease of $58 billion, or 21%, as compared to total AUM of $274 billion at December 31, 2021 due to market and foreign exchange depreciation and net outflows. Average AUM for the year ended December 31, 2022 decreased $45 billion, or 16%, as compared to 2021.

As of December 31, 2022, approximately 85% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, compared to 87% as of December 31, 2021. As of December 31, 2022, approximately 15% of our AUM was managed on behalf of individual client relationships, which was principally with family offices and individuals, compared to approximately 13% as of December 31, 2021.

As of both December 31, 2022 and 2021, AUM with foreign currency exposure represented approximately 65% of our total AUM. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.

The following is a summary of changes in AUM by asset class for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31, 2022
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$221,006	$23,495	$(39,319)	$(15,824)	$(30,438)	$(7,349)	$167,395
Fixed Income	46,286	9,890	(10,488)	(598)	(688)	(1,614)	43,386
Other	6,447	2,645	(3,138)	(493)	(418)	(192)	5,344
Total	$273,739	$36,030	$(52,945)	$(16,915)	$(31,544)	$(9,155)	$216,125

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

As of January 31, 2023, AUM was $230.6 billion, a $14.5 billion increase since December 31, 2022. The increase in AUM was due to market appreciation of $11.6 billion, foreign exchange appreciation of $2.0 billion, net inflows of $1.1 billion, partially offset by other decreases of $146 million.

Average AUM for the years ended December 31, 2022, 2021 and 2020 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Year Ended December 31,
	2022	2021	2020
	($ in millions)
Average AUM by Asset Class:
Equity	$179,178	$220,146	$182,308
Fixed Income	42,093	46,252	38,575
Alternative Investments	4,167	3,492	2,221
Private Equity	1,165	1,318	1,402
Cash Management	841	843	855
Total Average AUM	$227,444	$272,051	$225,361

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Year Ended December 31,
	2022	2021	2020
	($ in thousands)
Net Revenue	$1,204,927	$1,424,985	$1,167,466
Operating Expenses	963,640	1,032,825	861,031
Operating Income	$241,287	$392,160	$306,435
Operating Income, as a % of net revenue	20.0%	27.5%	26.2%

Our top ten clients accounted for 27%, 29% and 27% of our total AUM at December 31, 2022, 2021 and 2020, respectively, and no individual client constituted more than 10% of our Asset Management segment net revenue during any of the respective years.

The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Year Ended December 31,
	2022	2021	2020
Americas	48%	48%	52%
EMEA	41	42	37
Asia Pacific	11	10	11
Total	100%	100%	100%

Asset Management Results of Operations

Year Ended December 31, 2022 versus December 31, 2021

Asset Management net revenue decreased $220 million, or 15%, as compared to 2021. Management fees and other revenue was $1,138 million, a decrease of $167 million, or 13%, as compared to $1,305 million in 2021, primarily due to a decrease in average AUM. Incentive fees were $67 million, a decrease of $53 million, as compared to $120 million in 2021.

Operating expenses decreased $69 million, or 7%, as compared to 2021, primarily due to decreased compensation and benefits expense associated with decreased operating revenue.

Asset Management operating income was $241 million, a decrease of $151 million, or 38%, as compared to operating income of $392 million in 2021 and, as a percentage of net revenue, was 20.0%, as compared to 27.5% in 2021.

Corporate

The following table summarizes the reported operating results attributable to the Corporate segment:

	Year Ended December 31,
	2022	2021	2020
	($ in thousands)
Interest Income	$18,893	$2,877	$3,526
Interest Expense	(75,911)	(75,152)	(75,448)
Net Interest Expense	(57,018)	(72,275)	(71,922)
Other Revenue (Loss)	(39,216)	76,367	49,954
Net Revenue (Loss)	(96,234)	4,092	(21,968)
Operating Expenses (Credits)	(12,534)	73,872	68,836
Operating Loss	$(83,700)	$(69,780)	$(90,804)

Corporate Results of Operations

Year Ended December 31, 2022 versus December 31, 2021

Net interest expense decreased $15 million, or 21%, as compared to 2021, primarily due to higher interest income which reflected rising interest rates as compared to 2021.

Other revenue decreased $116 million as compared to 2021, primarily due to losses in 2022 as compared to gains in 2021 attributable to investments held in connection with LFI.

Operating expenses decreased $86 million, as compared to 2021, primarily due to decreased compensation and benefits expense which reflected credits in 2022 as compared to charges in 2021 pertaining to LFI.

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

The Company makes cash payments for a significant portion of its incentive compensation during the first three months of each calendar year with respect to the prior year’s results.

Summary of Cash Flows:

	Year Ended December 31,
	2022	2021	2020
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income	$439	$669	$457
Adjustments to reconcile net income to net cash provided by operating activities (a)	511	503	454
Other operating activities (b)	(117)	(252)	(359)
Net cash provided by operating activities	833	920	552
Investing activities	(56)	(39)	(63)
Financing activities (c)	(1,407)	183	(526)
Effect of exchange rate changes	(186)	(162)	148
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	(816)	902	111
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	3,401	2,499	2,388
End of Period	$2,585	$3,401	$2,499

(a)	Consists of the following:

	Year Ended December 31,
	2022	2021	2020
	($ in millions)
Depreciation and amortization of property	$42	$38	$35
Noncash lease expense	60	74	65
Currency translation adjustment reclassification	-	(8)	-
Amortization of deferred expenses and share-based incentive compensation	405	393	345
Deferred tax provision	4	6	7
Amortization of intangible assets related to acquisitions	-	-	2
Total	$511	$503	$454

(b)	Includes net changes in operating assets and liabilities.
(c)

Consists primarily of purchases of shares of common stock, tax withholdings related to the settlement of vested RSUs, vested RSAs and vested PRSUs, changes in customer deposits, distributions to members and noncontrolling interest holders, and in 2021, contributions from redeemable noncontrolling interests and payments of underwriting fees and other offering costs associated with the LGAC IPO.

(d)	Consists of cash and cash equivalents, deposits with banks and short-term investments and restricted cash.

Liquidity and Capital Resources

The Company’s liquidity and capital resources are derived from operating activities, financing activities and equity offerings.

Operating Activities

Net revenue, operating income and cash receipts fluctuate significantly between periods and could be affected by various risks and uncertainties. In the case of Financial Advisory, fee receipts are generally dependent upon the successful completion of client transactions, the occurrence and timing of which is irregular and not subject to Lazard’s control.

Liquidity is significantly impacted by cash payments for incentive compensation, a significant portion of which are made during the first three months of the year. As a consequence, cash on hand generally declines in the beginning of the year and gradually builds over the remainder of the year. We also pay certain tax advances during the year on behalf of certain managing directors, which serve to reduce their respective incentive compensation payments. We expect this seasonal pattern of cash flow to continue.

Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”. In the year ended December 31, 2022, as reflected on the consolidated statements of financial condition, both “deposits with banks and short-term investments” and “deposits and other customer payables” decreased as compared to December 31, 2021, and reflect the level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG.

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

We regularly monitor our liquidity position, including cash levels, lease obligations, investments in U.S. Treasury securities, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, distributions to members, purchases of shares of common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At December 31, 2022, Lazard had approximately $1,180 million of cash, including approximately $652 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings. We expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.

As of December 31, 2022, the Company’s remaining lease obligations were $79 million for 2023, $142 million from 2024 through 2025, $116 million from 2026 through 2027 and $264 million through 2033.

As of December 31, 2022, Lazard had approximately $204 million in unused lines of credit available to it, including a $200 million, three-year, senior revolving credit facility with a group of lenders that expires in July 2023 (the “Amended and Restated Credit Agreement”).

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

As long as the lenders’ commitments remain in effect, any loan pursuant to the Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00, provided that the Consolidated Leverage Ratio may be greater than 3.25 to 1.00 for two (consecutive or nonconsecutive) quarters so long as it is not greater than 3.50 to 1.00 on the last day of any such quarter, or (ii) its Consolidated Interest Coverage Ratio (as defined in the Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended December 31, 2022, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 1.63 to 1.00 and its Consolidated Interest Coverage Ratio being 14.82 to 1.00. In any event, no amounts were outstanding under the Amended and Restated Credit Agreement as of December 31, 2022.

In addition, the Amended and Restated Credit Agreement, contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions and also contains customary LIBOR-replacement mechanics. At December 31, 2022, the Company was in compliance with all of these provisions.

Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that our cash flows from operating activities should be sufficient for us to fund our current obligations for the next 12 months.

See also Notes 13, 15, 16 and 17 of Notes to Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans and income taxes, respectively.

Financing Activities

The table below sets forth our corporate indebtedness as of December 31, 2022 and 2021. The agreements with respect to this indebtedness are discussed in more detail in our consolidated financial statements and related notes included elsewhere in this Form 10-K.

		Outstanding as of
		December 31, 2022			December 31, 2021
Senior Debt	Maturity Date	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2025 Senior Notes	2025	$400.0	$1.0	$399.0	$400.0	$1.5	$398.5
Lazard Group 2027 Senior Notes	2027	300.0	1.6	298.4	300.0	2.0	298.0
Lazard Group 2028 Senior Notes	2028	500.0	4.9	495.1	500.0	5.7	494.3
Lazard Group 2029 Senior Notes	2029	500.0	4.8	495.2	500.0	5.6	494.4
		$1,700.0	$12.3	$1,687.7	$1,700.0	$14.8	$1,685.2

The indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants (none of which relate to financial condition), events of default and other customary provisions. At December 31, 2022, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.

See Note 12 of Notes to Consolidated Financial Statements for additional information regarding senior debt.

Members’ Equity

At December 31, 2022, total members’ equity was $467 million, as compared to $874 million and $711 million at December 31, 2021 and 2020, respectively, including $358 million, $776 million and $625 million attributable to Lazard Group on the respective dates. The net activity in members’ equity during the years ended December 31, 2022 and 2021 is reflected in the table below:

	Year Ended December 31,
	2022	2021
	($ in millions)
Members’ Equity - Beginning of Year	$874	$711
Increase (decrease) due to:
Net income (a)	425	673
Other comprehensive income (loss)	(72)	(16)
Amortization of share-based incentive compensation	241	234
Purchase of common stock	(692)	(406)
Settlement of share-based incentive compensation (b)	(62)	(68)
Distribution to members and noncontrolling interests, net	(259)	(244)
Contributions from members	-	14
Change in redemption value of redeemable noncontrolling interests	6	(44)
Other - net	6	20
Members’ Equity - End of Year	$467	$874

(a)	Excludes net income (loss) associated with redeemable noncontrolling interests of $14 million and $(4) million in 2022 and 2021, respectively.
(b)	The tax withholding portion of share-based compensation is settled in cash, not shares.

The Board of Directors of Lazard has issued a series of authorizations to repurchase common stock, which help offset the dilutive effect of our share-based incentive compensation plans. During a given year Lazard Ltd intends to repurchase at least as many shares as it expects to issue pursuant to such compensation plans in respect of year-end incentive compensation attributable to the prior year. The rate at which Lazard Ltd purchases shares in connection with this annual objective may vary from period to period due to a variety of factors. Purchases with respect to such program are set forth in the table below:

Year Ended December 31:	Number of Shares	Average Price Per Share
2020	2,912,035	$32.70
2021	9,124,295	$44.51
2022	19,666,798	$35.17

As of December 31, 2022, a total of $302 million of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, which authorization will expire on December 31, 2024.

During the year ended December 31, 2022, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

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

Critical Accounting Policies and Estimates

The preparation of Lazard’s consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Lazard evaluates its estimates, including those related to revenue recognition, the allowance for credit losses, income taxes and goodwill. Lazard bases these estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, including judgments regarding the carrying values of assets and liabilities, that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Allowance for Credit Losses

We maintain an allowance for credit losses to provide coverage for estimated losses from our receivables. We determine the adequacy of the allowance under the current expected credit losses (“CECL”) guidance by (i) applying a bad debt charge-off rate based on historical charge-off experience; (ii) estimating the probability of loss based on our analysis of the client’s creditworthiness and specifically reserve against exposures where we determine the receivables are uncollectible, which may include situations where a fee is in dispute or litigation has commenced; and (iii) performing qualitative assessments to monitor economic risks that may require additional adjustments.

The allowance for credit losses involves judgment including incorporation of historical loss experience and assessment of risk characteristics of our clients. The bad debt charge-off rate based on historical charge-off experience was an average annual rate estimated using the most recent two years of charge-off data. When assessing risk characteristics of individual clients, we considered the macroeconomic environment in the local market, our collection experience and recent communication with the client, as well as any potential future engagement with the client. We have also considered risks associated with the COVID-19 pandemic that started in early 2020 and have made necessary adjustments to the allowance for risks associated with certain clients that had been adversely impacted.

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

We recognize a deferred tax asset if it is more likely than not (defined as a likelihood of greater than 50%) that a tax benefit will be accepted by the relevant taxing authority. The measurement of deferred tax assets and liabilities is based upon currently enacted tax rates in the applicable jurisdictions. At December 31, 2022, on a consolidated basis, we recorded gross deferred tax assets of approximately $149 million, with such amount partially offset by a valuation allowance of approximately $80 million (as described below).

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

Certain of our tax-paying entities have individually experienced losses on a cumulative three-year basis or have tax attributes that may expire unused. In addition, some of our tax-paying entities have recorded a valuation allowance on substantially all of their deferred tax assets due to the combined effect of operating losses in certain subsidiaries of these entities as well as foreign taxes that together substantially offset any U.S. tax liability. Taking into account all available information, we cannot determine that it is more likely than not that deferred tax assets held by these entities will be realized. Consequently, we have recorded valuation allowances on $80 million of deferred tax assets held by these entities as of December 31, 2022.

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

See Item 1A, “Risk Factors” and Note 17 of Notes to Consolidated Financial Statements for additional information related to income taxes.

Goodwill

In accordance with current accounting guidance, goodwill has an indefinite life and is tested for impairment annually, as of November 1, or more frequently if circumstances indicate impairment may have occurred. The goodwill associated with each business combination is allocated to the related reporting units for impairment testing. The Company performs a qualitative evaluation about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in lieu of actually calculating the fair value of the reporting unit. The qualitative evaluation includes significant judgment on the business outlook assumptions of each reporting unit based on historical data, current economic conditions, stock performance and industry trends. The goodwill impairment test as of November 1, 2022 indicated that no reporting units were at risk of impairment. See Note 10 of Notes to Consolidated Financial Statements for additional information regarding goodwill.

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

Seed investments held in entities in which the Company maintained a controlling interest were $112 million in thirteen entities as of December 31, 2022, as compared to $74 million in ten entities as of December 31, 2021. LFI investments held in entities in which the Company maintained a controlling interest were $139 million in nine entities as of December 31, 2022, as compared to $175 million in ten entities as of December 31, 2021.

As of December 31, 2022 and 2021, the Company did not consolidate any seed investment entities or LFI investment entities, with the exception of the consolidation of certain LFI funds (see Note 21 of Notes to Consolidated Financial Statements). As such, seed investments and substantially all of LFI investments included in “investments” on the consolidated statements of financial condition represented the Company’s economic interest in the seed and LFI investments.

See Note 1 of Notes to Consolidated Financial Statements for additional information on the consolidation of LGAC.

Risk Management

Investments

Investments consist primarily of debt and equity securities, and interests in alternative investment, debt, equity and private equity funds. These investments are carried at fair value on the consolidated statements of financial condition and any increases or decreases in the fair value of these investments are reflected in earnings. The fair value of investments is generally based upon market prices or the net asset value (“NAV”) or its equivalent for investments in funds.

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

Data relating to investments is set forth below:

	December 31,
	2022	2021
	($ in thousands)
Seed investments by asset class:
Equities (a)	$126,632	$121,627
Fixed income	14,774	10,343
Alternative investments	31,634	30,495
Private equity	18,508	-
Total seed investments	191,548	162,465
Other investments owned:
Private equity	18,876	30,127
U.S. Treasury securities	-	299,990
Fixed income and other	23,337	24,226
Total other investments owned	42,213	354,343
Subtotal	233,761	516,808
Add:
Private equity consolidated, not owned	16,438	16,462
Equity method	15,481	16,250
LFI	433,297	457,819
Total investments	$698,977	$1,007,339

(a)	At December 31, 2022 and 2021, seed investments in directly owned equity securities were invested as follows:
	December 31,
	2022	2021
Percentage invested in:
Financials	15%	16%
Consumer	34	32
Industrial	12	14
Technology	17	26
Other	22	12
Total	100%	100%

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

Equity Market Price Risk—At December 31, 2022 and 2021, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $147 million and $138 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $2.0 million and $0.3 million in the carrying value of such investments as of December 31, 2022 and 2021, respectively, including the effect of the hedging transactions.

Interest Rate/Credit Spread Risk—At December 31, 2022 and 2021, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $53 million and $351 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a decrease of approximately $0.1 million and $0.6 million in the carrying value of such investments as of December 31, 2022 and 2021, respectively, including the effect of the hedging transactions.

Foreign Exchange Rate Risk—At December 31, 2022 and 2021, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities and, at December 31, 2022, private equity investments, was $63 million and $68 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a decrease of approximately $3.0 million and $2.4 million in the carrying value of such investments as of December 31, 2022 and 2021, respectively, including the effect of the hedging transactions.

Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At December 31, 2022 and 2021, the Company’s exposure to changes in fair value of such investments was approximately $37 million and $30 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $3.7 million and $3.0 million in the carrying value of such investments as of December 31, 2022 and 2021, respectively.

For additional information regarding risks associated with our investments, see Item 1A, “Risk Factors—Other Business Risks—Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios.”

Risks Related to Receivables

We maintain an allowance for credit losses to provide coverage for expected losses from our receivables. We determine the adequacy of the allowance by estimating the expected credit losses based on our analysis of the client’s creditworthiness and specifically provide for exposures where we determine the receivables are uncollectible. At December 31, 2022, total receivables amounted to $727 million, net of an allowance for credit losses of $18 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries and customers and other receivables comprised 68%, 10% and 22% of total receivables, respectively. At December 31, 2021, total receivables amounted to $864 million, net of an allowance for credit losses of $34 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries and customers and other receivables comprised 77%, 7% and 16% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Consolidated Financial Statements for additional information regarding receivables.

LFG and LFB offer wealth management and banking services to high net worth individuals and families. At December 31, 2022 and 2021, customers and other receivables included $129 million and $122 million, respectively, of LFB loans. Such loans were fully collateralized and closely monitored for counterparty creditworthiness. Therefore, there was no allowance for credit losses required at those dates related to such receivables.

Credit Concentrations

The Company monitors its exposures to individual counterparties and diversifies where appropriate to reduce the exposure to concentrations of credit.

Risks Related to Derivatives

Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain seed investments related to our Asset Management business. Derivative contracts are recorded at fair value. Net derivative assets amounted to $15 million and $1 million at December 31, 2022 and 2021, respectively, and net derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements and the derivative liability for warrants exercisable for LGAC Class A ordinary shares that were issued in connection with the LGAC IPO (the “LGAC Warrants”), amounted to $1 million and $3 million at December 31, 2022 and 2021, respectively.

The Company records the LGAC Warrants as derivative liabilities at fair value, which amounted to $0.1 million and $10 million at December 31, 2022 and 2021, respectively, with remeasurement gains and losses recorded in earnings. See Note 1 of Notes to Consolidated Financial Statements.

The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $326 million and $359 million at December 31, 2022 and 2021, respectively.

Risks Related to Cash and Cash Equivalents and Corporate Indebtedness

A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of December 31, 2022, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $12 million in the event interest rates were to increase by 1% and decrease by approximately $12 million if rates were to decrease by 1%.

As of December 31, 2022, the Company’s cash and cash equivalents totaled approximately $1,180 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and (iii) in short-term certificates of deposit from such banks. Cash and cash equivalents are constantly monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.

Operational Risk

Operational risk is inherent in all of our businesses and may, for example, manifest itself in the form of errors, breaches in the system of internal controls, employee misconduct, business interruptions, fraud, including fraud perpetrated by third parties, legal actions due to operating deficiencies, noncompliance or cyber attacks. The Company maintains a framework including policies and a system of internal controls designed to monitor and manage operational risk and provide management with timely and accurate information. Management within each of our operating subsidiaries is primarily responsible for its operational risk programs. The Company has in place business continuity and disaster recovery programs that manage its capabilities to provide services in the case of a disruption. We purchase insurance policies designed to help protect the Company against accidental loss and losses that may significantly affect our financial objectives, personnel, property or our ability to continue to meet our responsibilities to our various stakeholder groups. See Item 1A, “Risk Factors” above for more information regarding operational risk in our business.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited the Company’s internal control over financial reporting as of December 31, 2022, as stated in their report which appears under “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and the Board of Directors of Lazard Group LLC:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Lazard Group LLC and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial schedule as listed in the Index at Item 8 as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those consolidated financial statements and financial schedule.

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

February 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and the Board of Directors of Lazard Group LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Lazard Group LLC and subsidiaries (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in members’ equity and redeemable noncontrolling interests for each of the three years in the period ended December 31, 2022, the related notes and the schedule listed in the Index at Item 8 (collectively the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Investment banking and other advisory fees—Refer to Note 3 to the consolidated financial statements

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

February 23, 2023

We have served as the Company’s auditor since 2000.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2022 and 2021

(dollars in thousands)

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$1,180,473	$1,435,576
Deposits with banks and short-term investments	779,246	1,347,544
Restricted cash	625,381	617,448
Receivables (net of allowance for credit losses of $17,737 and $33,955 at December 31, 2022 and 2021, respectively):
Fees	491,861	669,355
Customers and other	160,898	136,345
Lazard Ltd subsidiaries	74,005	58,597
	726,764	864,297
Investments	698,977	1,007,339
Property (net of accumulated amortization and depreciation of $393,595 and $366,215 at December 31, 2022 and 2021, respectively)	250,037	249,648
Operating lease right-of-use assets	430,665	465,903
Goodwill and other intangible assets (net of accumulated amortization of $67,621 and $67,561 at December 31, 2022 and 2021, respectively)	356,459	357,337
Deferred tax assets	37,601	31,926
Other assets	376,196	363,364
Total Assets	$5,461,799	$6,740,382

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2022 and 2021

(dollars in thousands)

	December 31,
	2022	2021
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$921,834	$1,442,701
Accrued compensation and benefits	733,460	968,766
Operating lease liabilities	512,730	552,345
Senior debt	1,687,714	1,685,227
Payable to Lazard Ltd subsidiaries	20,189	17,947
Deferred tax liabilities	3,920	1,827
Other liabilities	531,968	622,103
Total Liabilities	4,411,815	5,290,916
Commitments and contingencies
Redeemable noncontrolling interests	583,471	575,000
MEMBERS’ EQUITY
Members' equity (net of 26,774,550 and 12,006,477 shares of Lazard Ltd Class A common stock, at a cost of $993,065 and $506,587 at December 31, 2022 and 2021, respectively)	638,956	984,807
Accumulated other comprehensive loss, net of tax	(280,587)	(209,037)
Total Lazard Group LLC Members' Equity	358,369	775,770
Noncontrolling interests	108,144	98,696
Total Members’ Equity	466,513	874,466
Total Liabilities, Redeemable Noncontrolling Interests and Members’ Equity	$5,461,799	$6,740,382

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
REVENUE
Investment banking and other advisory fees	$1,648,520	$1,784,932	$1,417,592
Asset management fees	1,125,955	1,354,622	1,117,419
Interest income	29,214	5,609	5,569
Other	40,964	158,615	105,416
Total revenue	2,844,653	3,303,778	2,645,996
Interest expense	80,364	80,569	80,456
Net revenue	2,764,289	3,223,209	2,565,540
OPERATING EXPENSES
Compensation and benefits	1,647,811	1,884,859	1,541,228
Occupancy and equipment	121,624	127,395	127,139
Marketing and business development	82,914	42,705	42,375
Technology and information services	171,478	146,572	133,346
Professional services	66,929	75,337	64,168
Fund administration and outsourced services	109,978	130,501	103,070
Amortization of intangible assets related to acquisitions	60	60	1,744
Other	42,694	45,117	38,799
Total operating expenses	2,243,488	2,452,546	2,051,869
OPERATING INCOME	520,801	770,663	513,671
Provision for income taxes	81,653	101,687	56,564
NET INCOME	439,148	668,976	457,107
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	34,966	14,481	231
NET INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$404,182	$654,495	$456,876

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
NET INCOME	$439,148	$668,976	$457,107
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments:
Currency translation adjustments before reclassification	(63,779)	(48,401)	53,931
Adjustment for items reclassified to earnings	32	(7,516)	-
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $(5,437), $11,912 and $(2,040) for the years ended December 31, 2022, 2021 and 2020, respectively)	(11,955)	34,666	(3,017)
Adjustment for items reclassified to earnings (net of tax expense of $994, $1,609 and $1,476 for the years ended December 31, 2022, 2021 and 2020, respectively)	4,152	5,660	6,046
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(71,550)	(15,591)	56,960
COMPREHENSIVE INCOME	367,598	653,385	514,067
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	34,966	14,481	233
COMPREHENSIVE INCOME ATTRIBUTABLE TO LAZARD GROUP LLC	$332,632	$638,904	$513,834

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$439,148	$668,976	$457,107
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	42,037	38,014	34,786
Noncash lease expense	60,420	73,865	64,566
Currency translation adjustment reclassification	32	(7,516)	-
Amortization of deferred expenses and share-based incentive compensation	405,125	393,056	345,458
Amortization of intangible assets related to acquisitions	60	60	1,744
Deferred tax provision	3,795	5,858	7,077
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	125,522	(8,718)	(169,013)
Investments	178,025	(458,593)	(198,556)
Other assets	(46,588)	(26,826)	2,478
Accrued compensation and benefits and other liabilities	(373,318)	241,841	6,222
Net cash provided by operating activities	834,258	920,017	551,869
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(49,509)	(39,698)	(64,237)
Disposals of property	573	641	1,315
Other	(7,500)	-	-
Net cash used in investing activities	(56,436)	(39,057)	(62,922)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Customer deposits, net	-	350,868	-
LGAC IPO	-	575,000	-
Contributions from members	-	14,000	-
Contributions from noncontrolling interests	464	334	398
Other financing activities	50	-	25
Payments for:
Customer deposits, net	(373,044)	-	(143,046)
Distributions to noncontrolling interests	(31,911)	(11,328)	(2,851)
Payments of LGAC IPO underwriting fees and other offering costs	-	(9,352)	-
Purchase of Class A common stock	(691,705)	(406,149)	(95,227)
Distributions to members	(228,045)	(233,234)	(201,019)
Settlement of share-based incentive compensation in satisfaction of tax withholding requirements	(61,916)	(68,012)	(72,636)
LFI Consolidated Funds redemptions	(10,020)	(20,915)	-
Other financing activities	(11,035)	(8,450)	(11,962)
Net cash provided by (used in) financing activities	(1,407,162)	182,762	(526,318)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(186,128)	(161,817)	147,933
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(815,468)	901,905	110,562
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— January 1	3,400,568	2,498,663	2,388,101
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— December 31	$2,585,100	$3,400,568	$2,498,663

See notes to consolidated financial statements.

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:
	December 31,
	2022	2021	2020
Cash and cash equivalents	$1,180,473	$1,435,576	$1,319,712
Deposits with banks and short-term investments	779,246	1,347,544	1,134,463
Restricted cash	625,381	617,448	44,488
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$2,585,100	$3,400,568	$2,498,663

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$77,024	$77,861	$77,276
Income taxes, net of refunds	$133,381	$73,516	$40,551

See notes to consolidated financial statements.

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

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

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

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

LAZARD GROUP LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(dollars in thousands)

		Accumulated Other Comprehensive	Total Lazard Group		Total	Redeemable
	Members'	Income (Loss),	Members’	Noncontrolling	Members’	Noncontrolling
	Equity	Net of Tax	Equity	Interests	Equity	Interests
Balance - January 1, 2022	$984,807	$(209,037)	$775,770	$98,696	$874,466	$575,000
Comprehensive income (loss):
Net income	404,182		404,182	20,954	425,136	14,012
Other comprehensive loss - net of tax		(71,550)	(71,550)		(71,550)
Amortization of share-based incentive compensation	240,641		240,641		240,641
Distributions to members and noncontrolling interests, net	(228,045)		(228,045)	(31,447)	(259,492)
Purchase of Class A common stock	(691,705)		(691,705)		(691,705)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $96	(61,820)		(61,820)		(61,820)
Dividend equivalents	(10,872)		(10,872)		(10,872)
Change in redemption value of redeemable noncontrolling interests	3,879		3,879	1,662	5,541	(5,541)
LFI Consolidated Funds	-		-	18,279	18,279
Other	(2,111)		(2,111)		(2,111)
Balance - December 31, 2022 (*)	$638,956	$(280,587)	$358,369	$108,144	$466,513	$583,471

(*)     At December 31, 2022, in addition to profit participation interests, there were two managing member interests.

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

Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of December 31, 2022 and 2021. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.

Lazard Group’s principal operating activities are included in two business segments:

•

Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding strategic and mergers and acquisitions (“M&A”) advisory, capital markets advisory, shareholder advisory, restructuring and capital solutions, sovereign advisory, geopolitical advisory, capital raising and placement, and other strategic advisory matters, and

•

Asset Management, which offers a broad range of global investment solutions and investment and wealth management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.

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

“Redeemable noncontrolling interests” of $583,471 associated with the publicly held LGAC Class A ordinary shares are recorded on the Company’s consolidated statements of financial condition as of December 31, 2022 at redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. Changes in redemption value are recognized immediately as they occur and will adjust the carrying value of redeemable noncontrolling interests to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable noncontrolling interests shall be affected by credits or charges to additional paid-in-capital and noncontrolling interests attributable to certain members of LGACo 1 LLC based on pro rata ownership.

The warrants exercisable for LGAC Class A ordinary shares that were issued in connection with the LGAC IPO (the “LGAC Warrants”) meet the definition of a liability under FASB ASC Topic 815 and are classified as derivative liabilities which are remeasured at fair value at each balance sheet date until exercised, with changes in fair value reported to earnings. See Note 7.

LGAC redeemed all of its outstanding publicly held Class A ordinary shares, effective on or about February 23, 2023, because LGAC did not consummate a Business Combination within the time period required by its amended and restated memorandum and articles of association. There will be no redemption rights or liquidating distributions with respect to the LGAC warrants.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

2.	SIGNIFICANT ACCOUNTING POLICIES

The accounting policies below relate to reported amounts and disclosures in the consolidated financial statements.

Foreign Currency Translation—The consolidated financial statements are presented in U.S. Dollars. Many of the Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. Dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. Dollars at year-end exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. Dollars are reported in “accumulated other comprehensive income (loss), net of tax” (“AOCI”). Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of operations. Foreign currency remeasurement gains (losses), net of gains and losses from forward foreign currency exchange rate contracts (see Note 7) amounted to $778, $(952) and $(904) for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in “revenue-other” on the respective consolidated statements of operations.

Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of management’s estimates. In preparing the consolidated financial statements, management makes estimates and assumptions regarding:

•	valuations of assets and liabilities requiring fair value estimates including, but not limited to, investments, derivatives and assumptions used to value pension and other post-retirement plans;
•	the assessment of probability with respect to recognizing revenue;
•	the discount rate used to measure operating lease right-of-use assets and operating lease liabilities;
•	the adequacy of the allowance for credit losses;
•	the realization of deferred tax assets and adequacy of tax reserves for uncertain tax positions;
•	the outcome of litigation;
•	the carrying amount of goodwill and other intangible assets;
•	the vesting of share-based and other deferred compensation plan awards; and
•	other matters that affect the reported amounts and disclosure of contingencies in the consolidated financial statements.

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

Restricted Cash—Primarily represents LGAC restricted cash (see Note 1) and other restricted cash deposits made by the Company, including those to satisfy the requirements of clearing organizations.

Receivables and Allowance for Credit Losses—The Company’s receivables represent fee receivables, amounts due from customers and other receivables. The fee receivables are generally due within 60 days from the date of invoice, except as related to certain Restructuring services and certain Capital Raising activities, specifically Private Capital Advisory services, which have fee receivables due upon specified contractual payment terms. For customer loans within customers and other receivables, the Company has elected to apply the practical expedient, in accordance with the current expected credit losses (“CECL”) guidance for financial assets with collateral maintenance provisions, which generally results in no expected credit losses given that these loans are maintained with collateral having a fair value in excess of the carrying amount of the loans.

Receivables are stated net of an estimated allowance for credit losses determined in accordance with the CECL model, for general credit risk of the overall portfolio and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute.

For fee receivables, the allowance for credit losses is determined together for all Financial Advisory fees, except for Private Capital Advisory given the different nature of the business, client composition, and risk characteristics. An allowance for credit losses is determined separately for Private Capital Advisory. In addition, a separate allowance for credit losses is determined for all Asset Management fees. The allowance is measured by the application of an average charge-off rate, determined annually based on historical bad debt charge-off experience, to the fee receivable balance of the respective services, adjusted for the specific allowance recognized based on current conditions of individual clients. The current conditions are considered on a quarterly basis and include the aging of the receivables, the client’s ability to make payments, and the Company’s relationship with the client. In addition, the Company also performs a qualitative assessment on a quarterly basis to monitor economic factors and other uncertainties that may require additional adjustment to the expected credit losses allowance.

Financial Advisory and Asset Management fee receivables are generally deemed past due when they are outstanding 60 days from the date of invoice, except for certain transactions that include specific contractual payment terms that may vary from approximately one month to four years following the invoice date (as is the case for certain Private Capital Advisory fees) or may be subject to court approval (as is the case with Restructuring activities that include bankruptcy proceedings). In such cases, receivables are deemed past due when payment is not received by the agreed-upon contractual date or the court approval date, respectively. Financial Advisory and Asset Management fee receivables past due in excess of 180 days and 10 months, respectively, are generally fully provided for unless there is evidence that the balance is collectible. Notwithstanding our policy for receivables past due, any specific receivables that are deemed uncollectible result in specific reserves against such exposures.

See Note 4 for additional information regarding the Company’s receivables and allowance for credit losses.

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Investments also include interests in alternative investment funds and private equity funds, each accounted for at fair value, and investments accounted for under the equity method of accounting. Any increases or decreases in the carrying value of the investments accounted for at fair value and the Company’s share of net income or losses pertaining to its equity method investments are reflected in “revenue-other” in the consolidated statements of operations. Additionally, equity method investments are tested for impairment annually, or more frequently if circumstances indicate impairment may have occurred.

Dividend income is reflected in “revenue-other” in the consolidated statements of operations. Securities transactions and the related revenue and expenses are recorded on a “trade date” basis.

See Notes 5 and 6 for additional information regarding the Company’s investments.

Property-net—Property is stated at cost less accumulated depreciation and amortization. Buildings are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are capitalized and are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Depreciation of furniture and equipment, including computer hardware and software, is determined on a straight-line basis using estimated useful lives. Depreciation and amortization expenses aggregating $42,037, $38,014 and $34,786 for the years ended December 31, 2022, 2021 and 2020, respectively, are included on the consolidated statements of operations in “occupancy and equipment” or “technology and information services”, depending on the nature of the underlying asset. Repairs and maintenance are expensed as incurred.

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

See Note 9 for additional information regarding the Company’s ROU assets and operating lease liabilities.

Goodwill and Other Intangible Assets—As goodwill has an indefinite life, it is required to be tested for impairment annually, or more frequently if circumstances indicate impairment may have occurred. The Company performs a qualitative evaluation about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in lieu of actually calculating the fair value of the reporting unit.

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The Company enters into forward foreign currency exchange rate contracts, interest rate swaps, interest rate futures, total return swap contracts on various equity and debt indices and other derivative contracts to economically hedge exposures to fluctuations in currency exchange rates, interest rates and equity and debt prices. The Company reports its derivative instruments separately as assets and liabilities unless a legal right of set-off exists under a master netting agreement enforceable by law, in which case the Company would net the applicable assets and liabilities and related receivable and payable for net cash collateral under such contracts. The Company’s derivative instruments are recorded at their fair value, and are included in “other assets” and “other liabilities” on the consolidated statements of financial condition. Gains and losses on the Company’s derivative instruments are generally included in “interest income” and “interest expense” or “revenue-other”, depending on the nature of the underlying item, in the consolidated statements of operations.

In addition to the derivative instruments described above, the Company records derivative liabilities relating to its obligations pertaining to Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures, and is included in “accrued compensation and benefits” in the consolidated statements of financial condition. Changes in the fair value of the derivative liabilities are included in “compensation and benefits” in the consolidated statements of operations, the impact of which equally offsets the changes in the fair value of investments which are currently expected to be delivered upon settlement of LFI and other similar deferred compensation arrangements, which are reported in “revenue-other” in the consolidated statements of operations. For information regarding LFI and other similar deferred compensation arrangements, see Notes 5, 7 and 15.

For information regarding LGAC Warrants that are accounted for as derivative liabilities, see Notes 1 and 7.

Deposits and Other Customer Payables—Principally consists of LFB customer-related demand deposits.

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

Redeemable Noncontrolling Interests—See Note 1 for information regarding interests in LGAC classified as temporary equity.

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

For private equity funds, incentive fees may be earned in the form of a “carried interest” if profits arising from realized investments exceed a specified threshold. Typically, such carried interest is ultimately calculated on a whole-fund or investment by investment basis and, therefore, clawback of carried interest toward the end of the life of the fund can occur. As a result, the Company recognizes incentive fees earned on our private equity funds when it is probable that a clawback will not occur.

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

Income Taxes—Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Such temporary differences are reflected as deferred tax assets and deferred tax liabilities on the consolidated statements of financial condition. A deferred tax asset is recognized if it is more likely than not (defined as a likelihood of greater than 50%) that a tax benefit will be accepted by the relevant taxing authority.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and, when necessary, a valuation allowance is established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the following possible sources of taxable income when assessing the realization of deferred tax assets:

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

The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Year Ended December 31,
	2022	2021	2020
Net Revenue:
Financial Advisory (a)	$1,655,596	$1,794,132	$1,420,042

Asset Management:
Management fees and other (b)	$1,137,583	$1,304,582	$1,109,439
Incentive fees (c)	67,344	120,403	58,027
Total Asset Management	$1,204,927	$1,424,985	$1,167,466

(a)

Financial Advisory is comprised of a wide array of financial advisory services regarding M&A advisory, capital markets advisory, shareholder advisory, restructuring and capital solutions, sovereign advisory, capital raising and placement, and other strategic advisory work for clients. The benefits of these advisory services are generally transferred to the Company’s clients over time, and consideration for these advisory services typically includes transaction completion, transaction announcement and retainer fees. Retainer fees are generally fixed and recognized over the period in which the advisory services are performed. However, transaction announcement and transaction completion fees are variable and subject to constraints, and they are typically not recognized until there is an announcement date or a completion date, respectively, due to the uncertainty associated with those events. Therefore, in any given period, advisory fees recognized for certain transactions may relate to services performed in prior periods. The advisory fees that may be unrecognized as of the end of a reporting period, primarily comprised of fees associated with transaction announcements and transaction completions, generally remain unrecognized due to the uncertainty associated with those events.

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

4.	RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

The Company’s receivables represent fee receivables, amounts due from customers and other receivables and amounts due from Lazard Ltd subsidiaries. Where applicable, receivables are stated net of an estimated allowance for credit losses determined in accordance with the CECL model, for general credit risk of the overall portfolio and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute.

Activity in the allowance for credit losses for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
	2022	2021	2020
Beginning Balance	$33,955	$36,649	$27,130
Adjustment for adoption of new accounting guidance	-	-	7,571
Bad debt expense, net of reversals	1,769	3,805	3,995
Charge-offs, foreign currency translation and other adjustments	(17,987)	(6,499)	(2,047)
Ending Balance	$17,737	$33,955	$36,649

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Bad debt expense, net of reversals represents the current period provision of expected credit losses and is included in “operating expenses–other” on the consolidated statements of operations.

Of the Company’s fee receivables at December 31, 2022 and 2021, $97,964 and $123,189, respectively, represented financing receivables for our Private Capital Advisory fees.

At December 31, 2022 and 2021, customers and other receivables included $128,890 and $122,229, respectively, of customer loans, which are fully collateralized and closely monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of December 31, 2022 and 2021.

The aggregate carrying amount of other fees and customers and other receivables and amounts due from Lazard Ltd subsidiaries was $499,910 and $618,879 at December 31, 2022 and 2021, respectively.

The allowance for credit losses is substantially all related to M&A and Restructuring fee receivables.

5.	INVESTMENTS

The Company’s investments and securities sold, not yet purchased, consist of the following at December 31, 2022 and 2021:

	December 31,
	2022	2021
Debt	$-	$299,990
Equities	43,889	54,040
Funds:
Alternative investments (a)	56,947	49,757
Debt (a)	178,556	164,952
Equity (a)	350,282	375,761
Private equity	53,822	46,589
	639,607	637,059
Investments, at fair value	683,496	991,089
Equity method investments	15,481	16,250
Total investments	$698,977	$1,007,339
Securities sold, not yet purchased, at fair value (included in “other liabilities”)	$4,651	$6,828

(a)

Interests in alternative investment funds, debt funds and equity funds include investments, including those held by LFI Consolidated Funds (see Note 21), with fair values of $24,137, $142,632 and $266,528, respectively, at December 31, 2022 and $18,326, $132,875 and $306,618, respectively, at December 31, 2021, held in order to satisfy the Company’s obligation upon vesting of previously granted LFI and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of actual or notional interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 7 and 15).

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Alternative investment funds primarily consist of interests in various Lazard-managed hedge funds, funds of funds and mutual funds. Such amounts primarily consist of seed investments in funds related to our Asset Management business, and amounts related to LFI discussed above.

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

Private equity investments include those owned by Lazard and those consolidated but not owned by Lazard. Private equity investments owned by Lazard are primarily comprised of investments in private equity funds. Such investments primarily include (i) Edgewater Growth Capital Partners III, L.P. (“EGCP III”), a fund primarily making equity and buyout investments in middle market companies, (ii) a fund targeting significant noncontrolling-stake investments in established private companies and (iii) a seed investment in a fund related to our Asset Management business that invests in sustainable private infrastructure opportunities.

Private equity investments consolidated but not owned by Lazard relate to the economic interests that are owned by the management team and other investors in the Edgewater Funds (“Edgewater”).

Equity method investments represent certain partnership interests accounted for under the equity method of accounting.

During the years ended December 31, 2022, 2021 and 2020, the Company reported in “revenue-other” on its consolidated statements of operations net unrealized investment gains and losses pertaining to equity securities and trading debt securities still held as of the reporting date as follows:

	Year Ended December 31,
	2022	2021	2020
Net unrealized investment gains (losses)	$(92,793)	$14,154	$49,719

6.	FAIR VALUE MEASUREMENTS

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

The fair value of investments in alternative investment funds, debt funds and equity funds is classified as Level 1 when the fair values are based on the publicly reported closing price for the fund.

The fair value of investments in certain private equity funds is classified as Level 3 for (i) certain investments that are valued based on the potential transaction value and (ii) when the acquisition price is considered the best measure of fair value.

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

The following tables present, as of December 31, 2022 and 2021, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	December 31, 2022
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Equities	$43,243	$-	$646	$-	$43,889
Funds:
Alternative investments	27,073	-	-	29,874	56,947
Debt	178,552	-	-	4	178,556
Equity	350,242	-	-	40	350,282
Private equity	-	-	18,772	35,050	53,822
Derivatives	-	14,554	-	-	14,554
Total	$599,110	$14,554	$19,418	$64,968	$698,050
Liabilities:
Securities sold, not yet purchased	$4,651	$-	$-	$-	$4,651
Derivatives	115	327,045	-	-	327,160
Total	$4,766	$327,045	$-	$-	$331,811

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

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31, 2022
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$578	$99	$-	$-	$(31)	$646
Private equity funds	293	-	18,000	(13)	492	18,772
Total Level 3 assets	$871	$99	$18,000	$(13)	$461	$19,418

	Year Ended December 31, 2021
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Issuances	Sales/ Settlements/ Transfers (b)	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,671	$(796)	$-	$(235)	$(62)	$578
Private equity funds	1,486	951	-	(2,121)	(23)	293
Total Level 3 assets	$3,157	$155	$-	$(2,356)	$(85)	$871

Liabilities:
Derivatives	$-	$-	$11,500	$(11,500)	$-	$-
Total Level 3 liabilities	$-	$-	$11,500	$(11,500)	$-	$-

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

	Year Ended December 31, 2020
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,600	$73	$-	$-	$(2)	$1,671
Private equity funds	1,371	(190)	299	-	6	1,486
Total Level 3 assets	$2,971	$(117)	$299	$-	$4	$3,157

(a)     Earnings recorded in “other revenue” for investments in Level 3 assets for the years ended December 31, 2022, 2021 and 2020 include net unrealized gains (losses) of $99, $155 and $(117), respectively.

(b)

Transfers out of Level 3 private equity funds during the year ended December 31, 2021 reflect investments valued at NAV as of December 31, 2021. Transfers out of Level 3 derivatives during the year ended December 31, 2021 reflected transfers of derivative liabilities for LGAC Warrants to Level 1 principally due to a change in the inputs used to value these derivatives.

There were no other transfers into or out of Level 3 within the fair value hierarchy during the years ended December 31, 2022, 2021 and 2020.

Financial Instruments Not Measured at Fair Value—The tables below present the carrying value, fair value and fair value hierarchy category of certain financial instruments as of December 31, 2022 and 2021 that are not measured at fair value in the Company’s consolidated statement of financial condition.

	December 31, 2022
		Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,180,473	$1,180,473	$1,180,473	$-	$-
Deposits with banks and short-term investments	779,246	779,246	779,246	-	-
Restricted cash	625,381	625,381	625,381	-	-
Financing receivables	97,964	98,362	-	-	98,362
Customer loans	128,890	128,890	-	-	128,890
Other fees and customers and other receivables and amounts due from Lazard Ltd subsidiaries	499,910	499,910	499,910	-	-
Financial Liabilities:
Deposits and other customer payables	$921,834	$921,834	$921,834	$-	$-
Senior debt	1,687,714	1,601,917	-	1,601,917	-

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

	December 31, 2021
		Fair Value Measurements Using:
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and cash equivalents	$1,435,576	$1,435,576	$1,435,576	$-	$-
Deposits with banks and short-term investments	1,347,544	1,347,544	1,347,544	-	-
Restricted cash	617,448	617,448	617,448	-	-
Financing receivables	123,189	125,024	-	-	125,024
Customer loans	122,229	122,229	-	-	122,229
Other fees and customers and other receivables and amounts due from Lazard Ltd subsidiaries	618,879	618,879	618,879	-	-
Financial Liabilities:
Deposits and other customer payables	$1,442,701	$1,442,701	$1,442,701	$-	$-
Senior debt	1,685,227	1,884,690	-	1,884,690	-

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

The carrying value of customer loans approximates fair value as such loans are fully collateralized and bear interest at rates that regularly reset in accordance with market reference rates.

The carrying value of other fees and customers and other receivables and amounts due from Lazard Ltd subsidiaries and deposits and other customer payables approximates fair value due to their short-term nature.

The Company’s senior debt is carried at its principal balances outstanding, net of unamortized debt costs. The fair value of the Company’s senior debt is based on market quotations.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following tables present, at December 31, 2022 and 2021, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	December 31, 2022
						Investments Redeemable
	Fair Value	Unfunded Commitments		% of Fair Value Not Redeemable		Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$29,259	$-		NA		(a)	30-60 days
Other	615	-		NA		(b)	<30-30 days
Debt funds	4	-		NA		(c)	<30 days
Equity funds	40	-		NA		(d)	<30-60 days
Private equity funds:
Equity growth	35,050	5,455	(e)	100%	(f)	NA	NA
Total	$64,968	$5,455

(a)	monthly (68%) and quarterly (32%)
(b)	daily (5%) and monthly (95%)
(c)	daily (100%)
(d)	monthly (35%) and annually (65%)
(e)

Unfunded commitments to private equity investments consolidated but not owned by Lazard of $8,003 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.

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

Investment Capital Funding Commitments—At December 31, 2022, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $5,093. The investment period for EGCP III ended on October 12, 2016, after which point the Company’s obligation to fund capital contributions for new investments in EGCP III expired. The Company remains obligated until October 12, 2023 (or any earlier liquidation of EGCP III) to make capital contributions necessary to fund follow-on investments and to pay for fund expenses.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

7.	DERIVATIVES

The tables below present the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 15) on the accompanying consolidated statements of financial condition as of December 31, 2022 and 2021. Notional amounts provide an indication of the volume of the Company's derivative activity.

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

	December 31, 2022
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$1,356	$170,103	$921	$128,098
Total return swaps and other	13,427	155,026	72	1,398
LGAC Warrants	-	-	115	11,500
LFI and other similar deferred compensation arrangements	-	-	326,282	338,126
Total gross derivatives	14,783	$325,129	327,390	$479,122
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(157)		(158)
Total return swaps and other	(72)		(72)
Net derivatives in "other assets" and "other liabilities"	14,554		327,160
Amounts not netted (a):
Cash collateral	-		-
Securities collateral	-		-
	$14,554		$327,160

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

	December 31, 2021
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$1,005	$253,059	$761	$174,550
Total return swaps and other	1,052	20,888	13,709	83,706
LGAC Warrants	-	-	10,005	11,500
LFI and other similar deferred compensation arrangements	-	-	358,877	301,478
Total gross derivatives	2,057	$273,947	383,352	$571,234
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(83)		(83)
Total return swaps and other	(1,052)		(11,024)
Net derivatives in "other assets" and "other liabilities"	922		372,245
Amounts not netted (a):
Cash collateral	-		(2,476)
Securities collateral	-		(391)
	$922		$369,378

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

Net gains (losses) with respect to derivative instruments (included in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, were as follows:

	Year Ended December 31,
	2022	2021	2020
Forward foreign currency exchange rate contracts	$4,721	$11,007	$(8,356)
LFI and other similar deferred compensation arrangements	44,261	(35,494)	(40,634)
LGAC Warrants	9,890	1,495	-
Total return swaps and other	23,212	(14,460)	(9,236)
Total	$82,084	$(37,452)	$(58,226)

See Note 1 for additional information on LGAC Warrants.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

8.	PROPERTY, NET

At December 31, 2022 and 2021, property consisted of the following:

	Estimated
	Depreciable	December 31,
	Life in Years	2022	2021
Buildings	33	$135,103	$143,464
Leasehold improvements	3-20	207,285	208,363
Furniture and equipment	3-10	235,684	217,984
Construction in progress		65,560	46,052
Total		643,632	615,863
Less - Accumulated depreciation and amortization		393,595	366,215
Property, net		$250,037	$249,648

9.	LEASES

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following table summarizes the components of operating lease expense reflected on the accompanying consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$78,259	$86,023	$85,666
Variable lease cost	20,968	21,056	21,277
Sublease income	(4,969)	(7,303)	(6,827)
Total	$94,258	$99,776	$100,116

The following table summarizes the supplemental cash flow information and certain other information related to operating leases for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$81,219	$92,051

Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$33,531	$36,172

Weighted average remaining lease term	9 years	10 years

Weighted average discount rate	3.7%	3.6%

Maturities of the operating lease liabilities outstanding at December 31, 2022 for each of the years in the period ending December 31, 2027 and thereafter are set forth in the table below.

Year Ending December 31,
2023	$78,717
2024	76,249
2025	65,788
2026	58,316
2027	57,415
Thereafter	264,270
Total lease payments	600,755
Less - Discount	88,025
Operating lease liabilities	$512,730

In addition to the table above, the Company had undiscounted future lease payments of $130,000 related to operating leases that were signed but not yet commenced as December 31, 2022.  These operating leases will commence between 2023 and 2024 with lease terms up to 15 years.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

10.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets at December 31, 2022 and 2021 are presented below:

	December 31,
	2022	2021
Goodwill	$356,369	$357,187
Other intangible assets (net of accumulated amortization)	90	150
	$356,459	$357,337

At December 31, 2022 and 2021, goodwill of $291,828 and $292,646, respectively, was attributable to the Company’s Financial Advisory segment and, at each such respective date, $64,541 of goodwill was attributable to the Company’s Asset Management segment.

Changes in the carrying amount of goodwill for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Year Ended December 31,
	2022	2021	2020
Balance, January 1	$357,187	$361,682	$350,029
Foreign currency translation adjustments	(818)	(4,495)	11,653
Balance, December 31	$356,369	$357,187	$361,682

All changes in the carrying amount of goodwill for the years ended December 31, 2022, 2021 and 2020 are attributable to the Company’s Financial Advisory segment.

The Company evaluates goodwill for impairment annually or more frequently if circumstances indicate that impairment may have occurred. Pursuant to the Company’s goodwill impairment review for the years ended December 31, 2022, 2021 and 2020, the Company determined that no impairment existed.

          Amortization expense of intangible assets, included in “amortization of intangible assets related to acquisitions” in the consolidated statements of operations, for the years ended December 31, 2022, 2021 and 2020 was $60, $60 and $1,744, respectively.

11.	OTHER ASSETS AND OTHER LIABILITIES

The following table sets forth the Company’s other assets, by type, as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Current income and other tax receivables	$55,193	$39,703
Prepaid compensation (see Note 15)	112,124	108,049
Other advances and prepayments	105,653	130,056
Other	103,226	85,556
Total	$376,196	$363,364

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following table sets forth the Company’s other liabilities, by type, as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Accrued expenses	$195,218	$196,957
Current income taxes and other taxes	110,998	166,304
Employee benefit-related liabilities	30,580	53,624
Unclaimed funds at LFB	16,435	17,443
Deferred revenue (a)	137,330	130,664
Securities sold, not yet purchased	4,651	6,828
Deferred offering costs	20,125	20,125
Other	16,631	30,158
Total	$531,968	$622,103

(a)

Deferred revenue primarily relates to cash received for carried interest subject to clawback and unearned advisory fees received from private equity investments. Revenue recognized during the year ended December 31, 2022 that was included in the deferred revenue balance as of December 31, 2021 was $44,840.

12.	SENIOR DEBT

Senior debt is comprised of the following as of December 31, 2022 and 2021:

				Outstanding as of
	Initial		Annual	December 31, 2022			December 31, 2021
	Principal Amount	Maturity Date	Interest Rate(a)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2025 Senior Notes	$400,000	2/13/25	3.75%	$400,000	$1,003	$398,997	$400,000	$1,476	$398,524
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	300,000	1,625	298,375	300,000	2,015	297,985
Lazard Group 2028 Senior Notes	500,000	9/19/28	4.50%	500,000	4,864	495,136	500,000	5,716	494,284
Lazard Group 2029 Senior Notes	500,000	3/11/29	4.375%	500,000	4,794	495,206	500,000	5,566	494,434
Total				$1,700,000	$12,286	$1,687,714	$1,700,000	$14,773	$1,685,227

(a)

The effective interest rates of Lazard Group’s 3.75% senior notes due February 13, 2025 (the “2025 Notes”), Lazard Group’s 3.625% senior notes due March 1, 2027 (the “2027 Notes”), Lazard Group’s 4.50% senior notes due September 19, 2028 (the “2028 Notes”) and Lazard Group’s 4.375% senior notes due March 11, 2029 (the “2029 Notes”) are 3.87%, 3.76%, 4.67% and 4.53%, respectively.

On July 22, 2020, Lazard Group entered into an Amended and Restated Credit Agreement with a group of lenders for a three-year, $200,000 senior revolving credit facility expiring in July 2023 (the “Amended and Restated Credit Agreement”).  Borrowings under the Amended and Restated Credit Agreement generally will bear interest at LIBOR plus an applicable margin for specific interest periods determined based on Lazard Group’s highest credit rating from an internationally recognized credit agency. The Amended and Restated Credit Agreement contains certain covenants, events of default and other customary provisions, including customary LIBOR-replacement

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

mechanics. At December 31, 2022 and 2021, no amounts were outstanding under the Amended and Restated Credit Agreement.

As of December 31, 2022, the Company had approximately $203,700 in unused lines of credit available to it, including the credit facility provided under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement and the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of December 31, 2022, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

Debt maturities relating to senior borrowings outstanding at December 31, 2022 for each of the five years in the period ending December 31, 2027 and thereafter are set forth in the table below.

Year Ending December 31,
2023 - 2024	$-
2025	400,000
2026	-
2027	300,000
Thereafter	1,000,000
Total	$1,700,000

The Company’s senior debt at December 31, 2022 and 2021 is carried at its principal balances outstanding, net of unamortized debt costs. See Note 6 for information regarding the fair value and fair value hierarchy category of the Company’s senior debt.

13.	COMMITMENTS AND CONTINGENCIES

Other Commitments—The Company has various other contractual commitments arising in the ordinary course of business. In addition, from time to time, LFB and LFNY may enter into underwriting commitments in which it will participate as an underwriter. At December 31, 2022, LFB and LFNY had no such underwriting commitments.

See Notes 6 and 16 for information regarding commitments relating to investment capital funding commitments and obligations to fund our pension plans, respectively.

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

During the years ended December 31, 2022, 2021 and 2020, Lazard Group distributed $228,045, $233,234 and $201,019, respectively, to the subsidiaries of Lazard Ltd.

In addition, in February 2022, Lazard Group distributed 1,902,756 shares of common stock to one of its managing members, which is a subsidiary of Lazard Ltd, in a non-cash transaction, in connection with the settlement of profits interest participation rights during the year ended December 31, 2022 (see Note 15). There was no impact on total members’ equity resulting from this distribution.

Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.

Contributions From Members—See Note 18 for information regarding a related party transaction.

Share Repurchase Program—During 2021 and through the year ended December 31, 2022, the Board of Directors of Lazard authorized the repurchase of common stock as set forth in the table below.

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

Year Ended December 31:	Number of Shares Purchased	Average Price Per Share
2020	2,912,035	$32.70
2021	9,124,295	$44.51
2022	19,666,798	$35.17

There were 26,774,550 and 12,006,477 shares of common stock held by Lazard Group at December 31, 2022 and 2021, respectively. Such shares of common stock are reported, at cost, as a reduction of members’ equity within the accompanying consolidated statements of financial condition.

During 2022, 2021 and 2020, certain of our executive officers received common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the years ended December 31, 2022, 2021 and 2020, the

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Company purchased shares of common stock from certain of our executive officers. The aggregate value of all such purchases in 2022, 2021 and 2020 was approximately $16,500, $19,800 and $10,000, respectively. Such shares of common stock are reported at cost.

As of December 31, 2022, a total of $302,145 of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, which authorization will expire on December 31, 2024.

During the year ended December 31, 2022, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.

Accumulated Other Comprehensive Income (Loss), Net of Tax—The tables below reflect the balances of each component of AOCI at December 31, 2022, 2021 and 2020 and activity during the years then ended:

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2022	$(76,355)	$(132,680)	$(209,035)	$2	$(209,037)
Activity:
Other comprehensive loss before reclassifications	(63,779)	(11,955)	(75,734)	-	(75,734)
Adjustments for items reclassified to earnings, net of tax	32	4,152	4,184	-	4,184
Net other comprehensive loss	(63,747)	(7,803)	(71,550)	-	(71,550)
Balance, December 31, 2022	$(140,102)	$(140,483)	$(280,585)	$2	$(280,587)

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2021	$(20,438)	$(173,006)	$(193,444)	$2	$(193,446)
Activity:
Other comprehensive income (loss) before reclassifications	(48,401)	34,666	(13,735)	-	(13,735)
Adjustments for items reclassified to earnings, net of tax	(7,516)	5,660	(1,856)	-	(1,856)
Net other comprehensive income (loss)	(55,917)	40,326	(15,591)	-	(15,591)
Balance, December 31, 2021	$(76,355)	$(132,680)	$(209,035)	$2	$(209,037)

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2020	$(74,369)	$(176,035)	$(250,404)	$-	$(250,404)
Activity:
Other comprehensive income (loss) before reclassifications	53,931	(3,017)	50,914	2	50,912
Adjustments for items reclassified to earnings, net of tax	-	6,046	6,046	-	6,046
Net other comprehensive income	53,931	3,029	56,960	2	56,958
Balance, December 31, 2020	$(20,438)	$(173,006)	$(193,444)	$2	$(193,446)

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The table below reflects adjustments for items reclassified out of AOCI, by component, for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Currency translation losses (gains) (a)	$32	$(7,516)	$-
Employee benefit plans:
Amortization relating to employee benefit plans (b)	5,146	7,269	7,522
Less - related income taxes	994	1,609	1,476
	4,152	5,660	6,046
Total reclassifications, net of tax	$4,184	$(1,856)	$6,046

(a)

Represents currency translation losses (gains) reclassified to earnings out of AOCI associated with restructuring and closing of certain of our offices. Such amounts are included in “revenue–other” on the consolidated statements of operations.

(b)	Included in the computation of net periodic benefit cost (see Note 16). Such amounts are included in “operating expenses–other” on the consolidated statements of operations.

Noncontrolling Interests—Noncontrolling interests principally represent (i) interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own, (ii) LGAC interests (see Note 1) and (iii) consolidated VIE interests held by employees (see Note 21).

The tables below summarize net income (loss) attributable to noncontrolling interests for the years ended December 31, 2022, 2021 and 2020 and noncontrolling interests as of December 31, 2022 and 2021 in the Company’s consolidated financial statements:

	Net Income (Loss) Attributable to Noncontrolling Interests Year Ended December 31,
	2022	2021	2020
Edgewater	$31,314	$10,466	$(2,349)
LFI Consolidated Funds	(11,415)	7,950	2,577
LGAC	15,064	(3,940)	-
Other	3	5	3
Total	$34,966	$14,481	$231

	Noncontrolling Interests as of December 31,
	2022	2021
Edgewater	$44,681	$44,826
LFI Consolidated Funds	74,164	67,299
LGAC	(10,714)	(13,445)
Other	13	16
Total	$108,144	$98,696

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

15.	INCENTIVE PLANS

Share-Based Incentive Plan Awards

A description of Lazard Ltd’s 2018 Plan, 2008 Plan and 2005 Equity Incentive Plan (the “2005 Plan”) and activity with respect thereto during the years ended December 31, 2022, 2021 and 2020 is presented below.

Shares Available Under the 2018 Plan, 2008 Plan and 2005 Plan

The 2018 Plan became effective on April 24, 2018 and was amended on April 29, 2021 to increase the aggregate number of shares authorized for issuance under the 2018 Plan by 20,000,000 shares. The 2018 Plan replaced the 2008 Plan, which was terminated on April 24, 2018. The 2018 Plan originally authorized issuance of up to 30,000,000 shares of common stock, plus any shares of common stock that were subject to outstanding awards under the 2008 Plan as of March 14, 2018 that are forfeited, canceled or settled in cash following April 24, 2018, which was the date that the 2018 Plan was approved by our shareholders. Such shares may be issued pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), restricted stock awards (“RSAs”), profits interest participation rights, including performance-based restricted participation units (“PRPUs”), and other share-based awards.

The 2008 Plan authorized the issuance of shares of common stock pursuant to the grant or exercise of stock options, stock appreciation rights, RSUs, PRSUs and other share-based awards. Under the 2008 Plan, the maximum number of shares available was based on a formula that limited the aggregate number of shares that could, at any time, be subject to awards that were considered “outstanding” under the 2008 Plan to 30% of the then-outstanding shares of common stock. The 2008 Plan was terminated on April 24, 2018, and no additional awards have been or will be granted under the 2008 Plan after its termination, although outstanding deferred stock unit (“DSU”) awards granted under the 2008 Plan before its termination continue to be subject to its terms.

The 2005 Plan authorized the issuance of up to 25,000,000 shares of common stock pursuant to the grant or exercise of stock options, stock appreciation rights, RSUs and other share-based awards. The 2005 Plan expired in the second quarter of 2015, although outstanding DSU awards granted under the 2005 Plan before its expiration continue to be subject to its terms.

The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs, RSAs and profits interest participation rights, including PRPUs) and “professional services” expense (with respect to DSUs) within the Company’s accompanying consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
Share-based incentive awards:
RSUs	$125,664	$124,895	$140,556
PRSUs	2,011	6,136	6,264
RSAs	23,923	17,765	27,976
Profits interest participation rights	86,810	83,046	41,293
DSUs	1,116	1,058	1,180
Total	$239,524	$232,900	$217,269

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

RSUs generally include a dividend participation right that provides that, during the applicable vesting period, each RSU is attributed additional RSUs equivalent to any dividends paid on common stock during such period. During the year ended December 31, 2022, dividend participation rights required the issuance of 455,287 RSUs.

Non-executive members of the Board of Directors of Lazard Group, who are the same Non-Executive Directors of Lazard Ltd (“Non-Executive Directors”), receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 44,772 DSUs being granted during the year ended December 31, 2022. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of common stock at the time of cessation of service to the Board of Directors. DSUs include a cash dividend participation right equivalent to dividends paid on common stock.

Lazard Ltd’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of common stock on the date immediately preceding the date of the grant. During the year ended December 31, 2022, 17,640 DSUs had been granted pursuant to such Plan.

DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

The following is a summary of activity relating to RSUs and DSUs for the year ended December 31, 2022:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	8,150,782	$41.16	338,408	$38.01
Granted (including 455,287 RSUs relating to dividend participation)	5,329,456	$33.73	62,412	$35.78
Forfeited	(310,646)	$39.16	-	$-
Settled	(4,146,675)	$38.71	-	$-
Balance, December 31, 2022	9,022,917	$37.97	400,820	$37.66

The weighted-average grant date fair value of RSUs granted in 2022, 2021 and 2020 was $33.73, $43.38 and $42.60, respectively. The weighted-average grant date fair value of DSUs granted in 2022, 2021 and 2020 was $35.78, $46.75 and $28.49, respectively.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

In connection with RSUs that settled during the year ended December 31, 2022, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,527,476 shares of common stock during the year. Accordingly, 2,619,199 shares of common stock held by the Company were delivered during the year ended December 31, 2022.

As of December 31, 2022, estimated unrecognized RSU compensation expense was $115,641, with such expense expected to be recognized over a weighted average period of approximately 0.9 years subsequent to December 31, 2022.

RSAs

The following is a summary of activity related to RSAs associated with compensation arrangements during the year ended December 31, 2022:

	RSAs	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	871,227	$41.24
Granted (including 67,261 relating to dividend participation)	1,064,296	$33.37
Forfeited	(81,178)	$37.69
Settled	(587,921)	$36.63
Balance, December 31, 2022	1,266,424	$36.99

The weighted-average grant date fair value of RSAs granted in 2022, 2021 and 2020 was $33.37, $43.80 and $42.89, respectively.

In connection with RSAs that settled during the year ended December 31, 2022, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 203,490 shares of common stock during the year. Accordingly, 384,431 shares of common stock held by the Company were delivered during the year ended December 31, 2022.

RSAs granted in 2022 generally include a dividend participation right that provides that during the applicable vesting period each RSA is attributed additional RSAs equivalent to any dividends paid on common stock during such period. During the year ended December 31, 2022, dividend participation rights required the issuance of 67,261 RSAs.

At December 31, 2022, estimated unrecognized RSAs expense was $19,897, with such expense to be recognized over a weighted average period of approximately 0.9 years subsequent to December 31, 2022.

PRSUs

PRSUs are RSUs that are subject to performance-based and service-based vesting conditions, and beginning with awards granted in February 2021, a market-based condition. The number of shares of common stock that a recipient will receive upon vesting of a PRSU will be calculated by reference to certain performance-based and market-based metrics that relate to Lazard Ltd’s performance over a three-year period. The target number of shares of common stock subject to each PRSU is one; however, based on the achievement of both the performance-based and market-based criteria, the number of shares of common stock that may be received will range from zero to 2.4 times the target number. PRSUs will vest on a single date approximately three years following the date of the grant, provided the applicable service and performance conditions are satisfied. PRSUs include dividend participation rights that are subject to the same vesting restrictions (including performance criteria) as the underlying PRSUs to which they relate and are settled in cash at the same rate that dividends are paid on common stock.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following is a summary of activity relating to PRSUs during the year ended December 31, 2022:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	32,394	$46.63
Granted	62,296	$35.44
Balance, December 31, 2022	94,690	$39.27

The weighted-average grant date fair value of PRSUs granted in 2022, 2021 and 2020 was $35.44, $46.63 and $50.74, respectively.

Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of December 31, 2022, the total estimated unrecognized compensation expense was $3,295, and the Company expects to amortize such expense over a weighted-average period of approximately 0.8 years subsequent to December 31, 2022.

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

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The number of shares of common stock that a recipient will receive upon the exchange of a PRPU award is calculated by reference to applicable performance-based conditions and, beginning with PRPUs granted in 2021, incremental market-based conditions and only result in value to the recipient to the extent the conditions are satisfied. The target number of shares of common stock subject to each PRPU is one.  Based on the achievement of performance criteria, as determined by the Compensation Committee, the number of shares of common stock that may be received in connection with the PRPU awards granted prior to February 2021 will range from zero to two times the target number. For the PRPU awards granted beginning in February 2021, subject to both performance-based and incremental market-based criteria, the number of shares that may be received will range from zero to 2.4 times the target number. Unless applicable conditions are satisfied during the three year performance period, and the Minimum Value Condition is satisfied within five years following the grant date, all PRPUs will be forfeited, and the recipients will not be entitled to any such awards.

The performance metrics applicable to the PRPU awards granted prior to February 2021 were also evaluated on an annual basis at the end of each fiscal year during the performance period, and, if Lazard Ltd achieved a threshold level of performance with respect to the fiscal year, 25% of the target number of PRPUs are no longer at risk of forfeiture based on the achievement of performance criteria. Profits interest participation rights are allocated income, subject to vesting and settled in cash, in respect of dividends paid on common stock.

The following is a summary of activity relating to profits interest participation rights, including PRPUs, during the year ended December 31, 2022:

	Profits Interest Participation Rights	Weighted Average Grant Date Fair Value
Balance, January 1, 2022	4,122,993	$41.50
Granted	1,521,103	$34.53
Forfeited	(96,323)	$38.92
Settled	(1,902,756)	$38.76
Performance units earned (a)	486,611	$40.64
Balance, December 31, 2022 (b)	4,131,628	$40.15

(a)	Represents shares of common stock earned during the fiscal year under the performance criteria of previously-granted PRPU awards in excess of the target payout levels of such awards.
(b)

Table includes 2,447,224 PRPUs, which represents the target number of PRPUs granted and performance units earned, net of settlements as of December 31, 2022, including 2,001,174 PRPUs as of January 1, 2022 and 963,660 PRPUs granted and 486,611 performance units earned, net of 1,004,221 PRPUs settled during the year ended December 31, 2022. The weighted average grant date fair values for PRPUs and other profits interest participation rights outstanding as of January 1, 2022 were $41.82 and $41.20, respectively. The weighted average grant date fair values for PRPUs and other profits interest participation rights granted during the year ended December 31, 2022 were $35.44 and $32.95, respectively. The weighted average grant date fair values for other profits interest participation rights forfeited during the year ended December 31, 2022 were $38.92. The weighted average grant date fair values for PRPUs and other profits interest participation rights settled during the year ended December 31, 2022 were $38.86 and $38.65, respectively. The weighted average grant date fair values for PRPUs and other profits interest participation rights outstanding as of December 31, 2022 were $40.29 and $39.96, respectively.

The weighted-average grant date fair value of profits interest participation rights granted in 2022, 2021 and 2020 was $34.53, $44.73 and $42.89, respectively. Compensation expense recognized for profits interest participation rights, including PRPUs, is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value.  As of December 31, 2022, the total estimated unrecognized compensation expense was $21,331 and the Company expects to amortize such expense over a weighted-average period of approximately 0.9 years subsequent to December 31, 2022.

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

The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the year ended December 31, 2022:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2022	$108,049	$358,877
Granted	167,654	167,654
Settled	-	(145,666)
Forfeited	(5,033)	(16,894)
Amortization	(158,483)	-
Change in fair value related to:
Change in fair value of underlying investments	-	(44,261)
Adjustment for estimated forfeitures	-	8,256
Other	(63)	(1,684)
Balance, December 31, 2022	$112,124	$326,282

The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 0.8 years subsequent to December 31, 2022.

The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Amortization, net of forfeitures	$154,878	$151,604	$119,441
Change in the fair value of underlying investments	(44,261)	35,494	40,634
Total	$110,617	$187,098	$160,075

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Incentive Awards Granted In February 2023

In February 2023, the Company granted approximately $434,700 of deferred incentive compensation awards to eligible employees as part of the year-end compensation process with respect to the 2022 fiscal year. These grants included: RSUs or RSAs; PRSUs; profits interest participation rights, including PRPUs; LFI awards; deferred cash awards; and a portion of certain fund managers’ year-end incentive compensation that is reinvested in certain funds managed by the Company’s Asset Management business.

The RSUs, RSAs and LFI granted generally provide for one-third vesting on the second anniversary of the grant date and the remaining two-thirds vesting on the third anniversary of the grant date, so long as applicable conditions have been satisfied. PRSUs and the profits interest participation rights, including PRPUs, granted generally provide for vesting on the third anniversary of the grant date, so long as applicable conditions have been satisfied. The majority of deferred cash awards vest in August 2023, so long as applicable conditions have been satisfied. Compensation expense with respect to such incentive awards will generally be recognized over the applicable service period.

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

The Company expects to contribute approximately $1,000 to the U.S pension plan and approximately $3,000 to the non-U.S. pension plans during the year ending December 31, 2023.

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

	Pension Plans
	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$731,978	$811,662
Service cost	543	876
Interest cost	11,130	8,679
Actuarial (gain) loss	(203,009)	(39,706)
Benefits paid	(29,357)	(29,327)
Settlements	-	(4,643)
Foreign currency translation and other adjustments	(71,235)	(15,563)
Benefit obligation at end of year	440,050	731,978
Change in plan assets
Fair value of plan assets at beginning of year	782,463	799,895
Actual return on plan assets	(215,237)	26,046
Employer contributions	4,206	4,493
Benefits paid	(29,357)	(29,327)
Settlements	-	(4,643)
Foreign currency translation and other adjustments	(73,203)	(14,001)
Fair value of plan assets at end of year	468,872	782,463
Funded (deficit) at end of year	$28,822	$50,485
Amounts recognized in the consolidated statements of financial condition at December 31, 2022 and 2021 consist of:
Prepaid pension asset (included in “other assets”)	$35,268	$78,058
Accrued benefit liability (included in “other liabilities”)	(6,446)	(27,573)
Net amount recognized	$28,822	$50,485
Amounts recognized in AOCI (excluding tax benefits of $29,813 and $25,370 at December 31, 2022 and 2021, respectively) consist of:
Actuarial net loss	$167,724	$155,052
Prior service cost	2,572	2,999
Net amount recognized	$170,296	$158,051

For the years ended December 31, 2022 and 2021, the change in the benefit obligation related to the actuarial (gain) loss is principally attributable to changes in the discount rates.

The following table summarizes the fair value of plan assets, the accumulated benefit obligation and the projected benefit obligation at December 31, 2022 and 2021:

	U.S. Pension Plans		Non-U.S. Pension Plans		Total
	As Of December 31,		As Of December 31,		As Of December 31,
	2022	2021	2022	2021	2022	2021
Fair value of plan assets	$14,983	$24,227	$453,889	$758,236	$468,872	$782,463
Accumulated benefit obligation	$20,518	$31,543	$419,532	$700,435	$440,050	$731,978
Projected benefit obligation	$20,518	$31,543	$419,532	$700,435	$440,050	$731,978

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The following table summarizes the components of net periodic benefit cost (credit), the return on the Company’s post-retirement plan assets, benefits paid, contributions and other amounts recognized in AOCI for the years ended December 31, 2022, 2021 and 2020:

	Pension Plans
	For The Year Ended
	December 31,
	2022	2021	2020
Components of Net Periodic Benefit Cost (Credit):
Service cost	$543	$876	$843
Interest cost	11,130	8,679	11,912
Expected return on plan assets	(24,482)	(26,077)	(26,711)
Amortization of:
Prior service cost	106	118	111
Net actuarial loss	5,040	7,151	7,411
Settlement loss	-	1,056	1,329
Net periodic benefit cost (credit)	$(7,663)	$(8,197)	$(5,105)

Actual return on plan assets	$(215,237)	$26,046	$86,248
Employer contributions	$4,206	$4,493	$6,708
Benefits paid	$29,357	$29,327	$30,272

Other changes in plan assets and benefit

   obligations recognized in AOCI (excluding

   tax expense (benefit) of $(4,443), $13,521 and

   $(564), during the years ended

   December 31, 2022, 2021 and 2020,

   respectively):

Net actuarial (gain) loss	$31,174	$(40,717)	$(4,085)
Reclassification of prior service (cost) credit to earnings	(106)	(118)	(111)
Reclassification of actuarial gain (loss) to earnings	(5,040)	(7,151)	(7,411)
Currency translation and other adjustments	(13,783)	(5,860)	9,142
Total recognized in AOCI	$12,245	$(53,846)	$(2,465)
Net amount recognized in total periodic benefit cost and AOCI	$4,582	$(62,043)	$(7,570)

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The assumptions used to develop actuarial present value of the projected benefit obligation and net periodic pension cost as of or for the years ended December 31, 2022, 2021 and 2020 are set forth below:

	Pension Plans
	December 31,
	2022	2021	2020
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.7%	1.8%	1.3%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	2.1%	1.1%	1.6%
Expected long-term rate of return on plan assets	3.4%	3.3%	3.9%

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

Pension
Plans
2023	$25,144
2024	27,605
2025	27,037
2026	27,459
2027	27,777
2028-2032	140,985

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Plan Assets—The following tables present the categorization of our pension plans’ assets as of December 31, 2022 and 2021, measured at fair value, into a fair value hierarchy and investments measured at NAV or its equivalent as a practical expedient in accordance with fair value measurement disclosure requirements:

	As of December 31, 2022
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Cash	$18,084	$-	$-	$-	$18,084
Debt	79,505	-	-	-	79,505
Equities	15,480	-	-	-	15,480
Funds:
Alternative investments	-	-	-	9,113	9,113
Debt	6,350	-	-	220,141	226,491
Equity	49,041	49,297	-	7,138	105,476
Other	-	14,723	-	-	14,723
Total	$168,460	$64,020	$-	$236,392	$468,872

	As of December 31, 2021
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Cash	$11,036	$-	$-	$-	$11,036
Debt	84,005	-	-	-	84,005
Equities	43,174	-	-	-	43,174
Funds:
Alternative investments	-	-	-	17,758	17,758
Debt	10,990	81,417	-	318,316	410,723
Equity	141,390	60,118	-	11,090	212,598
Other	-	3,169	-	-	3,169
Total	$290,595	$144,704	$-	$347,164	$782,463

(a)

Represents certain investments measured at NAV or its equivalent as a practical expedient in determining fair value. In accordance with current accounting guidance, these investments have not been classified in the fair value hierarchy.

Included in equity funds are $54,810 and $68,529 as of December 31, 2022 and 2021, respectively, that are invested in funds managed by the Company.

Consistent with the plans’ investment strategies, at December 31, 2022 and 2021, the Company’s U.S. pension plan had 57% and 54%, respectively, of the plans’ assets invested in equity funds in Level 1 and measured at NAV or its equivalent as a practical expedient, 42% and 46%, respectively, invested in Level 1 debt funds, and at December 31, 2022, 1% was invested in cash, which is a Level 1 asset. The Company’s non-U.S. pension plans at December 31, 2022 and 2021 had 25% and 32%, respectively, of the plans’ assets invested in equities and equity funds that are primarily Level 1 and Level 2 assets; 66% and 64%, respectively, of the plans’ assets invested in debt and debt funds that are Level 1 and Level 2 assets or measured at NAV or its equivalent as a practical expedient, and 9% and 4%, respectively, of the plans’ assets invested in cash, which is a Level 1 asset, other investments, which is a Level 2 asset, or in alternative investment funds that are primarily measured at NAV.

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

Defined Contribution Plans—Pursuant to certain matching contributions, the Company contributes to employer sponsored defined contribution plans. Such contributions amounted to $19,636, $17,764 and $16,627 for the years ended December 31, 2022, 2021 and 2020, respectively, which are included in “compensation and benefits” expense on the consolidated statements of operations.

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

The components of the Company’s provision for income taxes for the years ended December 31, 2022, 2021 and 2020, and a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rates for such years, are shown below.

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$248	$(3,808)	$2,207
Foreign	71,800	98,142	44,255
State and local	5,810	1,495	3,025
Total current	77,858	95,829	49,487
Deferred:
Federal	5	82	95
Foreign	3,299	5,081	8,480
State and local	491	695	(1,498)
Total deferred	3,795	5,858	7,077
Total	$81,653	$101,687	$56,564

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Rate benefit for U.S. Partnership operations	(21.0)	(21.0)	(21.0)
Foreign taxes	15.0	13.3	9.6
State and local taxes	1.0	0.7	0.5
Uncertain tax positions	(0.3)	(0.3)	0.6
Other	-	(0.5)	0.3
Effective income tax rate	15.7%	13.2%	11.0%

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

See Note 20 regarding “operating income (loss)” by geographic region.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred Tax Assets:
Basis adjustments (a)	$22	$68
Compensation and benefits	63,334	73,902
Net operating loss and tax credit carryforwards	76,509	72,777
Depreciation and amortization	1,168	5,534
Other	8,254	4,432
Gross deferred tax assets	149,287	156,713
Valuation allowance	(80,347)	(79,129)
Deferred tax assets (net of valuation allowance)	68,940	77,584
Deferred Tax Liabilities:
Depreciation and amortization	4,476	5,373
Compensation and benefits	22,927	32,189
Goodwill	1,512	836
Other	6,344	9,087
Deferred tax liabilities	35,259	47,485
Net deferred tax assets	$33,681	$30,099

(a)	The basis adjustments recorded as of December 31, 2022 and 2021 are primarily the result of additional basis from acquisitions of interests.

The historical profitability of each tax-paying entity is an important factor in determining whether to record a valuation allowance and when to release any such allowance. Certain of our tax-paying entities have individually experienced losses on a cumulative three year basis or have tax attributes that may expire unused. In addition, some of our tax-paying entities have recorded a valuation allowance on substantially all of their deferred tax assets due to the combined effect of operating losses in certain subsidiaries of these entities as well as foreign taxes that together substantially offset any U.S. tax liability. Taking into account all available information, we cannot determine that it is more likely than not that deferred tax assets held by these entities will be realized. Consequently, we have recorded valuation allowances on $80,347 and $79,129 of deferred tax assets held by these entities as of December 31, 2022 and 2021, respectively.

Changes in the deferred tax assets valuation allowance for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
	2022	2021	2020
Beginning Balance	$79,129	$76,728	$70,429
Charged (credited) to provision for income taxes	6,844	4,400	5,173
Charged (credited) to other comprehensive income and other	(5,626)	(1,999)	1,126
Ending Balance	$80,347	$79,129	$76,728

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The Company had net operating loss and tax credit carryforwards for which related deferred tax assets of $76,509 were recorded at December 31, 2022 primarily relating to:

(i)	indefinite-lived net operating loss carryforwards (subject to various limitations) of approximately $20,000 in Australia, Germany, Hong Kong, Saudi Arabia, Singapore; and
(ii)	certain carryforwards of approximately $51,000 in the U.S. Foreign Tax Credits of $5,600 begin expiring in 2024 and is fully offset by a valuation allowance.

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

A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
	2022	2021	2020
Balance, January 1 (excluding interest and penalties of $18,442, $18,745 and $18,161, respectively)	$53,507	$55,725	$60,838
Increases in gross unrecognized tax benefits relating to tax positions taken during:
Prior years	257	165	1,215
Current year	13,273	11,841	9,516
Decreases in gross unrecognized tax benefits relating to:
Tax positions taken during prior years	(975)	(5,774)	(9,814)
Settlements with tax authorities	(43)	(134)	(904)
Lapse of the applicable statute of limitations	(13,142)	(8,316)	(5,126)
Balance, December 31 (excluding interest and penalties of $17,855, $18,442 and $18,745, respectively)	$52,877	$53,507	$55,725

Additional information with respect to unrecognized tax benefits is as follows:

	Year Ended December 31,
	2022	2021	2020
Unrecognized tax benefits at the end of the year that, if recognized, would favorably affect the effective tax rate (includes interest and penalties of $17,855, $18,442, and $18,745, respectively)	$59,202	$61,452	$64,868
Unrecognized tax benefits that, if recognized, would not affect the effective tax rate	$11,530	$10,497	$9,602
Interest and penalties recognized in current income tax expense (after giving effect to the reversal of interest and penalties of $6,344, $5,210 and $3,679, respectively)	$(587)	$(303)	$584

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

The Company anticipates that it is reasonably possible that approximately $12,100 of unrecognized tax benefits, including interest and penalties recorded at December 31, 2022, may be recognized within 12 months as a result of the lapse of the statute of limitations in various tax jurisdictions.

18.	RELATED PARTIES

Receivable from and Payable to Lazard Ltd Subsidiaries

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

Sponsored Funds

The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Investment advisory fees relating to such services were $592,985, $708,900 and $564,686 for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in “asset management fees” on the consolidated statements of operations. Of such amounts, $57,283 and $96,740 remained as receivables at December 31, 2022 and 2021, respectively, and are included in “fees receivable” on the consolidated statements of financial condition.

Other

See Note 14 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.

19.	REGULATORY AUTHORITIES

LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $5, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At December 31, 2022, LFNY’s regulatory net capital was $110,275, which exceeded the minimum requirement by $105,521. LFNY’s aggregate indebtedness to net capital ratio was 0.64:1 as of December 31, 2022.

Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At December 31, 2022, the aggregate regulatory net capital of the U.K. Subsidiaries was $176,397, which exceeded the minimum requirement by $119,088.

CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB.  LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management.  The investment services activities exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At December 31, 2022, the consolidated regulatory net capital of CFLF was $152,442, which exceeded the minimum requirement set for regulatory capital levels by $74,403. In addition, pursuant to the consolidated supervision rules in the European

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At December 31, 2022, the regulatory net capital of the combined European regulated group was $176,343, which exceeded the minimum requirement set for regulatory capital levels by $89,905. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.

Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At December 31, 2022, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $189,167, which exceeded the minimum required capital by $162,010.

At December 31, 2022, each of these subsidiaries individually was in compliance with its regulatory capital requirements.

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

The Company’s segment information for the years ended December 31, 2022, 2021 and 2020 is prepared using the following methodology:

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

For the years ended December 31, 2022, 2021 and 2020, no individual client constituted more than 10% of the net revenue of any of the Company’s business segments.

LAZARD GROUP LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in thousands, unless otherwise noted)

Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		As of or for the Year Ended December 31,
		2022	2021	2020
Financial Advisory	Net Revenue	$1,655,596	$1,794,132	$1,420,042
	Operating Expenses (a)	1,292,382	1,345,849	1,122,002
	Operating Income	$363,214	$448,283	$298,040
	Total Assets	$1,074,278	$1,217,654	$1,157,844
Asset Management	Net Revenue	$1,204,927	$1,424,985	$1,167,466
	Operating Expenses (a)	963,640	1,032,825	861,031
	Operating Income	$241,287	$392,160	$306,435
	Total Assets	$978,083	$1,128,549	$958,588
Corporate	Net Revenue (Loss)	$(96,234)	$4,092	$(21,968)
	Operating Expenses (Credit) (a)	(12,534)	73,872	68,836
	Operating Loss	$(83,700)	$(69,780)	$(90,804)
	Total Assets	$3,409,438	$4,394,179	$3,399,315
Total	Net Revenue	$2,764,289	$3,223,209	$2,565,540
	Operating Expenses (a)	2,243,488	2,452,546	2,051,869
	Operating Income	$520,801	$770,663	$513,671
	Total Assets	$5,461,799	$6,740,382	$5,515,747

(a)	Operating expenses include depreciation and amortization of property as set forth in table below.

	Year Ended December 31,
	2022	2021	2020
Financial Advisory	$8,669	$8,180	$5,795
Asset Management	9,390	5,618	3,730
Corporate	23,978	24,216	25,261
Total	$42,037	$38,014	$34,786

Geographic Information

Due to the highly integrated nature of international financial markets, the Company manages its business based on the profitability of the enterprise as a whole, not by geographic region. The Company’s revenue and identifiable assets are generally allocated based on the country or domicile of the legal entity providing the service.

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

	As of or for the Year Ended December 31,
	2022	2021	2020
Net Revenue:
Americas	$1,477,774	$1,810,976	$1,529,501
EMEA	1,136,636	1,251,058	885,925
Asia Pacific	149,879	161,175	150,114
Total	$2,764,289	$3,223,209	$2,565,540
Operating Income:
Americas	$239,593	$446,731	$373,976
EMEA	248,404	295,991	109,991
Asia Pacific	32,804	27,941	29,704
Total	$520,801	$770,663	$513,671
Identifiable Assets:
Americas	$3,067,477	$3,604,272	$2,667,985
EMEA	2,218,147	2,933,180	2,534,172
Asia Pacific	176,175	202,930	313,590
Total	$5,461,799	$6,740,382	$5,515,747

21.	CONSOLIDATED VIEs

The Company’s consolidated VIEs as of December 31, 2022 and 2021 include LGAC (see Note 1) and certain funds (“LFI Consolidated Funds”) that were established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement. Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds. The assets of LFI Consolidated Funds, except as it relates to $115,666 and $140,371 of LFI held by Lazard Group as of December 31, 2022 and 2021, respectively, can only be used to settle the obligations of LFI Consolidated Funds. The Company’s consolidated VIE assets and liabilities for LFI Consolidated Funds as reflected in the consolidated statements of financial condition consist of the following at December 31, 2022 and 2021.

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$3,644	$3,936
Customers and other receivables	240	305
Investments	186,300	204,062
Other assets	622	328
Total Assets	$190,806	$208,631

LIABILITIES
Deposits and other customer payables	$528	$50
Other liabilities	448	910
Total Liabilities	$976	$960

SUPPLEMENTAL FINANCIAL INFORMATION

Not applicable.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.	Controls and Procedures

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

For the fiscal years ended December 31, 2022 and 2021, fees for services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows (in thousands of dollars):

Fees	2022	2021
Audit Fees for the audit of the Company's annual financial statements, the audit of the effectiveness of the Company's internal controls over financial reporting and reviews of the financial statements included in the Company's quarterly reports Form 10-Q, including services in connection with statutory and regulatory filings or engagements	$8,870	$8,882
Audit-Related Fees, including fees for audits of employee benefit plans, computer and control-related attest services, agreed upon procedures, regulatory and compliance reviews, fund audits and other accounting research services	$1,473	$1,559
Tax Fees for tax advisory and compliance services not related to the audit	$429	$492
All Other Fees (1)	$265	$13

(1)

Includes fees for subscriptions, training and data classification services that were provided to the Company by affiliates of Deloitte & Touche LLP that were unrelated to the audit, audit-related and tax services described above.

The Audit Committee of the Board of Directors of Lazard Ltd (the “Audit Committee”) has adopted a policy regarding pre-approval of audit and non-audit services provided by Deloitte & Touche LLP to the Company and its subsidiaries. The policy provides the guidelines necessary to adhere to Lazard’s commitment to auditor independence and compliance with relevant laws, regulations and guidelines relating to auditor independence. The policy sets forth four categories of permitted services (Audit, Audit-Related, Tax and Other), listing the types of permitted services in each category. All of the permitted services require pre-approval by the Audit Committee. In lieu of Audit Committee pre-approval on an engagement-by-engagement basis, each category of permitted services, with reasonable detail as to the types of services contemplated, is pre-approved as part of the annual budget approval by the Audit Committee. Permitted services not contemplated during the budget process must be presented to the Audit Committee for approval prior to the commencement of the relevant engagement. The Audit Committee chair, or, if he is not available, any other member of the Audit Committee, may grant approval for any such engagement if approval is required prior to the next scheduled meeting of the Audit Committee. All of the fees paid to Deloitte & Touche LLP in 2022 were pre-approved in accordance with these procedures, and there were no services for which the de minimis exception permitted in certain circumstances under SEC rules was utilized.

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

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2022 AND 2021

(dollars in thousands)

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$142,793	$75,844
Due from subsidiaries of Lazard Ltd	509,375	478,913
Other receivables, net	12,658	497
Investments in subsidiaries, equity method	1,441,091	1,655,481
Other investments	234,371	566,162
Property, net	85,669	94,316
Operating lease right-of-use assets	295,369	313,554
Goodwill and other intangibles assets, net	148,796	148,796
Other assets	74,192	83,236
Total assets	$2,944,314	$3,416,799
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Accrued compensation and benefits	$190,837	$265,120
Due to subsidiaries of Lazard Ltd	313,080	269,716
Operating lease liabilities	361,396	382,608
Senior debt	1,687,714	1,685,227
Other liabilities	32,918	38,358
Total liabilities	2,585,945	2,641,029
Commitments and contingencies
MEMBERS’ EQUITY
Members' equity	638,956	984,807
Accumulated other comprehensive loss, net of tax	(280,587)	(209,037)
Total members’ equity	358,369	775,770
Total liabilities and members’ equity	$2,944,314	$3,416,799

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
REVENUE
Equity in earnings of subsidiaries	$607,764	$827,651	$632,560
Interest income	2,999	327	2,095
Other	(20,255)	55,709	21,247
Total revenue	590,508	883,687	655,902
Interest expense	75,978	74,210	75,142
Net revenue	514,530	809,477	580,760
OPERATING EXPENSES
Compensation and benefits	97,797	142,260	113,347
Professional services	7,720	6,457	6,328
Other	1,056	4,505	3,151
Total operating expenses	106,573	153,222	122,826
OPERATING INCOME	407,957	656,255	457,934
Provision for income taxes	3,775	1,760	1,058
NET INCOME	$404,182	$654,495	$456,876

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
NET INCOME	$404,182	$654,495	$456,876
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments:
Currency translation adjustments before reclassification	(63,779)	(48,401)	53,929
Adjustment for items reclassified to earnings	32	(7,516)	-
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $(5,437), $11,912 and $(2,040) for the years ended December 31, 2022, 2021 and 2020, respectively)	(11,955)	34,666	(3,017)
Adjustments for items reclassified to earnings (net of tax expense of $994, $1,609 and $1,476 for the years ended December 31, 2022, 2021 and 2020, respectively)	4,152	5,660	6,046
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(71,550)	(15,591)	56,958
COMPREHENSIVE INCOME	$332,632	$638,904	$513,834

See notes to condensed financial statements.

LAZARD GROUP LLC

(parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$404,182	$654,495	$456,876
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(607,764)	(827,651)	(632,560)
Deferred tax provision (benefit)	443	271	(324)
Amortization of deferred expenses and share-based incentive compensation	341,317	346,981	308,306
Depreciation and amortization of property	12,722	10,775	10,435
Noncash lease expense	23,996	22,603	22,514
Distributions received from subsidiaries	757,968	651,362	458,821
Changes in operating assets and liabilities:
Due to/from subsidiaries	16,806	80,921	51,271
Other investments	223,106	(352,359)	(137,685)
Other operating assets and liabilities	(95,530)	(21,778)	15,243
Net cash provided by operating activities	1,077,246	565,620	552,897
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(3,912)	(4,123)	(6,383)
Capital contribution to subsidiaries	(6,257)	(26,168)	(65,023)
Other investing activities	(7,500)	-	-
Net cash used in investing activities	(17,669)	(30,291)	(71,406)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from members	-	14,000	-
Other financing activities	50	-	25
Payments for:
Distributions to members	(228,045)	(233,234)	(201,019)
Settlement of share-based incentive compensation in satisfaction of tax withholding requirements	(61,916)	(68,012)	(72,636)
Purchase of Lazard Ltd Class A common stock	(691,705)	(406,149)	(95,227)
Other financing activities	(11,012)	(8,429)	(7,024)
Net cash used in financing activities	(992,628)	(701,824)	(375,881)
Net increase (decrease) in cash and cash equivalents	66,949	(166,495)	105,610
Cash and cash equivalents, January 1	75,844	242,339	136,729
Cash and cash equivalents, December 31	$142,793	$75,844	$242,339

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

The Parent Company Financial Statements as of December 31, 2022 and 2021, and for each of the three years in the period ended December 31, 2022, are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosures in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable. Actual results could differ materially from these estimates.

The Parent Company Financial Statements include investments in subsidiaries, accounted for under the equity method.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 23, 2023

LAZARD GROUP LLC

By:	/s/ Kenneth M. Jacobs
Kenneth M. Jacobs
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Kenneth M. Jacobs	Chairman, Chief Executive Officer and Director	February 23, 2023
Kenneth M. Jacobs	(Principal Executive Officer)

/s/ Mary Ann Betsch	Chief Financial Officer	February 23, 2023
Mary Ann Betsch	(Principal Financial Officer)

/s/ Dominick Ragone	Chief Accounting Officer	February 23, 2023
Dominick Ragone

/s/ Ann-Kristin Achleitner	Director	February 23, 2023
Ann-Kristin Achleitner

/s/ Andrew M. Alper	Director	February 23, 2023
Andrew M. Alper

/s/ Richard N. Haass	Director	February 23, 2023
Richard N. Haass

/s/ Michelle Jarrard	Director	February 23, 2023
Michelle Jarrard

/s/ Iris Knobloch Iris Knobloch	Director	February 23, 2023

/s/ Philip A. Laskawy	Director	February 23, 2023
Philip A. Laskawy

/s/ William M. Lewis, Jr.	Director	February 23, 2023
William M. Lewis, Jr.

/s/ Jane L. Mendillo	Director	February 23, 2023
Jane L. Mendillo

/s/ Richard D. Parsons	Director	February 23, 2023
Richard D. Parsons

II-1