Form 10-Q
period 2023-09-30
Lazard Group LLC
filed 2023-10-27
CIK 1326141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If the Registrant is an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 20, 2023, in addition to profit participation interests, there were two managing member interests outstanding.

TABLE OF CONTENTS
When we use the terms “Lazard Group”, “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company, that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd is a Bermuda exempt company whose shares of Class A common stock (“common stock”), the only class of common stock of Lazard outstanding, are publicly traded on the New York Stock Exchange under the symbol “LAZ”. Lazard Ltd’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard Ltd’s primary operating asset is its indirect ownership as of September 30, 2023 of all of the common membership interests in Lazard Group. Lazard Ltd controls Lazard Group through two of its indirect wholly-owned subsidiaries that are co-managing members of Lazard Group.
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

i

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)

Page
Condensed Consolidated Statements of Financial Condition as of September 30, 2023 and December 31, 2022	2

Condensed Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2023 and 2022	4

Condensed Consolidated Statements of Comprehensive Income for the three month and nine month periods ended September 30, 2023 and 2022	5

Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2023 and 2022	6

Condensed Consolidated Statements of Changes in Members’ Equity and Redeemable Noncontrolling Interests for the three month and nine month periods ended September 30, 2023 and 2022	8

Notes to Condensed Consolidated Financial Statements	12

LAZARD GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2023 AND DECEMBER 31, 2022
(UNAUDITED)
(dollars in thousands)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$645,185	$1,180,473
Deposits with banks and short-term investments	319,382	779,246
Restricted cash	34,038	625,381
Receivables (net of allowance for credit losses of $21,081 and $17,737 at September 30, 2023 and December 31, 2022, respectively):
Fees	505,976	491,861
Customers and other	126,157	160,898
Lazard Ltd subsidiaries	78,343	74,005
	710,476	726,764
Investments	657,880	698,977
Property (net of accumulated amortization and depreciation of $404,280 and $393,595 at September 30, 2023 and December 31, 2022, respectively)	229,595	250,037
Operating lease right-of-use assets	412,353	430,665
Goodwill and other intangible assets (net of accumulated amortization of $67,666 and $67,621 at September 30, 2023 and December 31, 2022, respectively)	373,054	356,459
Deferred tax assets	47,188	37,601
Other assets	436,700	376,196
Total Assets	$3,865,851	$5,461,799
See notes to condensed consolidated financial statements.

LAZARD GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2023 AND DECEMBER 31, 2022
(UNAUDITED)
(dollars in thousands)

	September 30, 2023	December 31, 2022
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$462,841	$921,834
Accrued compensation and benefits	495,393	733,460
Operating lease liabilities	491,193	512,730
Senior debt	1,689,579	1,687,714
Payable to Lazard Ltd subsidiaries	17,248	20,189
Deferred tax liabilities	5,383	3,920
Other liabilities	522,033	531,968
Total Liabilities	3,683,670	4,411,815
Commitments and contingencies
Redeemable noncontrolling interests	81,781	583,471
MEMBERS’ EQUITY
Members' equity (net of 25,317,277 and 26,774,550 shares of Lazard Ltd Class A common stock, at a cost of $937,728 and $993,065 at September 30, 2023 and December 31, 2022, respectively)	332,607	638,956
Accumulated other comprehensive loss, net of tax	(277,590)	(280,587)
Total Lazard Group LLC Members’ Equity	55,017	358,369
Noncontrolling interests	45,383	108,144
Total Members’ Equity	100,400	466,513
Total Liabilities, Redeemable Noncontrolling Interests and Members’ Equity	$3,865,851	$5,461,799

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2023 AND 2022
(UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE
Investment banking and other advisory fees	$265,764	$450,818	$892,383	$1,243,390
Asset management fees	265,600	279,040	798,716	863,103
Interest income	11,484	8,013	34,597	13,789
Other	410	5,412	40,507	(2,203)
Total revenue	543,258	743,283	1,766,203	2,118,079
Interest expense	18,763	19,402	56,425	61,350
Net revenue	524,495	723,881	1,709,778	2,056,729
OPERATING EXPENSES
Compensation and benefits	364,060	418,140	1,380,814	1,175,662
Occupancy and equipment	32,997	30,539	97,398	90,875
Marketing and business development	20,752	19,585	72,014	56,287
Technology and information services	46,858	44,534	142,182	124,437
Professional services	18,150	15,236	61,700	46,077
Fund administration and outsourced services	27,884	27,110	83,428	85,364
Amortization and other acquisition-related costs	96	15	239	45
Other	14,941	9,005	52,814	28,801
Total operating expenses	525,738	564,164	1,890,589	1,607,548
OPERATING INCOME (LOSS)	(1,243)	159,717	(180,811)	449,181
Provision (benefit) for income taxes	(29,374)	20,535	67,405	55,533
NET INCOME (LOSS)	28,131	139,182	(248,216)	393,648
LESS - NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(364)	16,996	10,245	20,265
NET INCOME (LOSS) ATTRIBUTABLE TO LAZARD GROUP LLC	$28,495	$122,186	$(258,461)	$373,383

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2023 AND 2022
(UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET INCOME (LOSS)	$28,131	$139,182	$(248,216)	$393,648
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments:
Currency translation adjustments before reclassification	(19,712)	(53,627)	(3,088)	(133,246)
Adjustment for items reclassified to earnings	2,472	138	2,500	265
Employee benefit plans:
Actuarial gain (loss) (net of tax expense of $1,195 and $1,832 for the three months ended September 30, 2023 and 2022, respectively, and $121 and $4,436 for the nine months ended September 30, 2023 and 2022, respectively)	5,054	8,786	(332)	20,512
Adjustment for items reclassified to earnings (net of tax expense of $374 and $233 for the three months ended September 30, 2023 and 2022, respectively, and $1,135 and $748 for the nine months ended September 30, 2023 and 2022, respectively)	1,580	1,162	3,916	2,816
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(10,606)	(43,541)	2,996	(109,653)
COMPREHENSIVE INCOME (LOSS)	17,525	95,641	(245,220)	283,995
LESS - COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	(366)	16,997	10,244	20,264
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO LAZARD GROUP LLC	$17,891	$78,644	$(255,464)	$263,731

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2023 AND 2022
(UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(248,216)	$393,648
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property	32,172	31,670
Noncash lease expense	47,509	45,884
Currency translation adjustment reclassification	2,500	265
Amortization of deferred expenses and share-based incentive compensation	352,826	332,074
Amortization and other acquisition-related costs	239	45
Deferred tax provision (benefit)	(10,280)	2,449
Impairment of equity method investments and other receivables	22,981	-
Impairment of assets associated with cost-saving initiatives	8,561	-
Loss on LGAC liquidation	17,929	-
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	14,135	34,973
Investments	(100,714)	236,275
Other assets	(26,546)	(69,708)
Accrued compensation and benefits and other liabilities	(285,210)	(487,089)
Net cash provided by (used in) operating activities	(172,114)	520,486
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(19,505)	(24,986)
Disposals of property	352	272
Acquisition of business, net of cash acquired	(10,516)	-
Other investing activities	-	(7,500)
Net cash used in investing activities	(29,669)	(32,214)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Customer deposits, net	-	281,360
Contributions from noncontrolling interests	1,198	338
Other financing activities	50	40
Payments for:
Customer deposits, net	(466,658)	-
Distributions to noncontrolling interests	(5,068)	(27,052)
Distribution to redeemable noncontrolling interests in connection with LGAC redemption	(585,891)	-
Purchase of Class A common stock	(102,051)	(612,175)
Distributions to members	(120,184)	(140,845)
Settlement of share-based incentive compensation in satisfaction of tax withholding requirements	(53,923)	(61,256)
LFI Consolidated Funds redemptions	(36,816)	(11,296)
Other financing activities	(10,186)	(10,844)
Net cash used in financing activities	(1,379,529)	(581,730)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(5,183)	(353,865)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1,586,495)	(447,323)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— January 1	2,585,100	3,400,568
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—September 30	$998,605	$2,953,245
See notes to condensed consolidated financial statements.

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$645,185	$1,180,473
Deposits with banks and short-term investments	319,382	779,246
Restricted cash	34,038	625,381
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$998,605	$2,585,100

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2023
(UNAUDITED)
(dollars in thousands)

	Members' Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity	Redeemable Noncontrolling Interests

Balance - July 1, 2023 (*)	$302,566	$(266,986)	$35,580	$42,437	$78,017	$83,583
Comprehensive income (loss):
Net income (loss)	28,495		28,495	2,887	31,382	(3,251)
Other comprehensive loss - net of tax		(10,604)	(10,604)	(2)	(10,606)
Amortization of share-based incentive compensation	58,362		58,362		58,362
(Distributions to) contributions from members and noncontrolling interests, net	(46,500)		(46,500)	61	(46,439)
Purchase of Class A common stock	(2,954)		(2,954)		(2,954)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $6	(5,209)		(5,209)		(5,209)
LFI Consolidated Funds			-	-	-	1,449
Dividend-equivalents	(2,153)		(2,153)		(2,153)
Balance - September 30, 2023 (*)	$332,607	$(277,590)	$55,017	$45,383	$100,400	$81,781
_________________
(*) At July 1, 2023 and September 30, 2023, in addition to profit participation interests, there were two managing member interests.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2023
(UNAUDITED)
(dollars in thousands)

	Members' Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity	Redeemable Noncontrolling Interests

Balance - January 1, 2023 (*)	$638,956	$(280,587)	$358,369	$108,144	$466,513	$583,471
Comprehensive income (loss):
Net income (loss)	(258,461)		(258,461)	4,696	(253,765)	5,549
Other comprehensive income (loss) - net of tax		2,997	2,997	(1)	2,996
Amortization of share-based incentive compensation	209,630		209,630		209,630
Distributions to members and noncontrolling interests, net	(120,184)		(120,184)	(3,870)	(124,054)
Purchase of Class A common stock	(102,051)		(102,051)		(102,051)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $9	(53,914)		(53,914)		(53,914)
Business acquisitions and related equity transactions:
Class A common stock issuable	1,775		1,775		1,775
LFI Consolidated Funds				(74,164)	(74,164)	78,063
Change in redemption value of redeemable noncontrolling interests	(412)		(412)	(177)	(589)	589
LGAC liquidation:
Distribution to redeemable noncontrolling interests						(585,891)
Reversal to net loss of amounts previously charged to members' equity and noncontrolling interests	13,195		13,195	4,734	17,929
Reversal of deferred offering costs liability	14,087		14,087	6,038	20,125
Dividend-equivalents	(9,334)		(9,334)		(9,334)
Other	(680)	-	(680)	(17)	(697)
Balance - September 30, 2023 (*)	$332,607	$(277,590)	$55,017	$45,383	$100,400	$81,781
_________________
(*) At January 1, 2023 and September 30, 2023, in addition to profit participation interests, there were two managing member interests.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2022
(UNAUDITED)
(dollars in thousands)

	Members' Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity	Redeemable Noncontrolling Interests

Balance - July 1, 2022 (*)	$784,121	$(275,147)	$508,974	$102,002	$610,976	$575,710
Comprehensive income (loss):
Net income	122,186		122,186	13,254	135,440	3,742
Other comprehensive income (loss) - net of tax		(43,542)	(43,542)	1	(43,541)
Amortization of share-based incentive compensation	74,916		74,916		74,916
Contributions from (distributions to) members and noncontrolling interests, net	25		25	(17,410)	(17,385)
Purchase of Class A common stock	(236,990)		(236,990)		(236,990)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $2	(2,516)		(2,516)		(2,516)
LFI Consolidated Funds				6,702	6,702
Change in redemption value of redeemable noncontrolling interests	670		670	287	957	(957)
Other	(4,094)		(4,094)	(2)	(4,096)
Balance - September 30, 2022 (*)	$738,318	$(318,689)	$419,629	$104,834	$524,463	$578,495
_________________
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
_________________
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
Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of September 30, 2023 and December 31, 2022. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.
Lazard Group’s principal operating activities are included in two business segments:
•Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding strategic and mergers and acquisitions (“M&A”) advisory, capital markets advisory, shareholder advisory, restructuring and liability management sovereign advisory, geopolitical advisory, and other strategic advisory matters and capital raising and placement, and
•Asset Management, which offers a broad range of global investment solutions and investment and wealth management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.
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
The consolidated results of operations for the three month and nine month periods ended September 30, 2023 are not indicative of the results to be expected for any future interim or annual period.
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
On February 23, 2023, LGAC redeemed all of its outstanding publicly held Class A ordinary shares as a result of LGAC not consummating a Business Combination within the time period required by its amended and restated memorandum and articles of association resulting in the distribution of $585,891 of the cash held in the trust account to the LGAC shareholders. The Company recognized $17,929 of losses on the liquidation of LGAC in “revenue-other” on the condensed consolidated statement of operations for the nine month period ended September 30, 2023. In addition, the $20,125 of non-cash deferred underwriting fees noted above was no longer probable of being incurred and therefore was reversed from other liabilities to members’ equity. There were no redemption rights or liquidating distributions with respect to the LGAC warrants.
2.    REVENUE RECOGNITION
The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Revenue:
Financial Advisory (a)	$266,156	$453,084	$895,313	$1,248,926

Asset Management:
Management fees and other (b)	$282,657	$277,202	$843,590	$872,351
Incentive fees (c)	2,198	21,595	13,622	54,098
Total Asset Management	$284,855	$298,797	$857,212	$926,449
___________________________________

(a)Financial Advisory is comprised of a wide array of financial advisory services regarding M&A advisory, capital markets advisory, shareholder advisory, restructuring and liability management, sovereign advisory, geopolitical advisory, and other strategic advisory and capital raising and placement work for clients. The benefits of these advisory services are generally transferred to the Company’s clients over time, and consideration for these advisory services typically includes transaction completion, transaction announcement and retainer fees. Retainer fees are generally fixed and recognized over the period in which the advisory services are performed. However, transaction announcement and transaction completion fees are variable and subject to constraints, and they are typically not recognized until there is an announcement date or a completion date, respectively, due to the uncertainty associated with those events. Therefore, in any given period, advisory fees recognized for certain transactions may relate to services performed in prior periods. The advisory fees that may be unrecognized as of the end of a reporting period, primarily comprised of fees associated with transaction announcements and transaction completions, generally remain unrecognized due to the uncertainty associated with those events.
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
Of the Company’s fee receivables at September 30, 2023 and December 31, 2022, $115,379 and $97,964, respectively, represented financing receivables for our Private Capital Advisory fees.
At September 30, 2023 and December 31, 2022, customers and other receivables included $89,753 and $128,890, respectively, of customer loans, which are fully collateralized and monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of both September 30, 2023 and December 31, 2022.
The aggregate carrying amount of other fees and customers and other receivables and amounts due from Lazard Ltd subsidiaries was $505,344 and $499,910 at September 30, 2023 and December 31, 2022, respectively.
Activity in the allowance for credit losses for the three month and nine month periods ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning Balance	$27,095	$30,269	$17,737	$33,955
Bad debt expense (credit), net of reversals	2,267	(457)	13,287	(999)
Charge-offs, foreign currency translation and other adjustments	(8,281)	(15,516)	(9,943)	(18,660)
Ending Balance	$21,081	$14,296	$21,081	$14,296
Bad debt expense, net of reversals represents the current period provision of expected credit losses and is included in “operating expenses—other” on the condensed consolidated statements of operations.

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
The allowance for credit losses is substantially all related to M&A and Restructuring fee receivables and other receivables.
4.    INVESTMENTS
The Company’s investments consist of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Debt	$4,481	$-
Equities	40,659	43,889
Funds:
Alternative investments (a)	60,210	56,947
Debt (a)	183,790	178,556
Equity (a)	324,239	350,282
Private equity	44,501	53,822
	612,740	639,607
Investments, at fair value	657,880	683,496
Equity method investments	-	15,481
Total investments	$657,880	$698,977
___________________________________

(a)Interests in alternative investment funds, debt funds and equity funds include investments, including those held by LFI Consolidated Funds (see Note 19), with fair values of $27,145, $168,624 and $262,223, respectively, at September 30, 2023 and $24,137, $142,632 and $266,528, respectively, at December 31, 2022, held in order to satisfy the Company’s obligation upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 6 and 12).
Debt primarily consists of U.S. Treasury securities with original maturities at time of purchase of greater than three months and less than one year.
Equities primarily consist of investments in marketable equity securities of large-, mid- and small-cap domestic, international and global companies held within separately managed accounts to seed strategies and funds in our Asset Management business.
Alternative investment funds primarily consist of interests in various Lazard-managed hedge funds, funds of funds and mutual funds. Such amounts primarily consist of investments in funds to seed strategies and funds in our Asset Management business and amounts related to LFI discussed above.
Debt funds primarily consist of investments in funds to seed strategies and funds in our Asset Management business that invest in debt securities, amounts related to LFI discussed above and an investment in a Lazard-managed debt fund.
Equity funds primarily consist of investments in funds to seed strategies and funds in our Asset Management business that invest in equity securities, and amounts related to LFI discussed above.
Private equity investments include those owned by Lazard and those consolidated but not owned by Lazard. Private equity investments owned by Lazard are primarily comprised of investments in private equity funds. Such investments primarily include (i) Edgewater Growth Capital Partners III, L.P. (“EGCP III”), a fund primarily making equity and buyout investments in middle market companies, (ii) a fund targeting significant noncontrolling-stake investments in established private companies and (iii) a seed investment in a fund that invests in sustainable private infrastructure opportunities.

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
During the three month and nine month periods ended September 30, 2023 and 2022, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to equity securities and trading debt securities still held as of the reporting date as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net unrealized investment gains (losses)	$(23,879)	$(31,093)	$14,551	$(134,091)
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
The fair value of debt is classified as Level 1 when the fair values are based on unadjusted quoted prices in active markets, or Level 2 when based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
The fair value of equities is classified as Level 1 or Level 3 as follows: marketable equity securities are classified as Level 1 and are valued based on the last trade price on the primary exchange for that security as provided by external pricing services; equity interests in private companies are generally classified as Level 3.
The fair value of investments in alternative investment funds, debt funds and equity funds is classified as Level 1 when the fair values are based on the publicly reported closing price for the fund, or Level 2 when based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
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
The following tables present, as of September 30, 2023 and December 31, 2022, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	September 30, 2023
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$3,524	$957	$-	$-	$4,481
Equities	40,119	-	540	-	40,659
Funds:
Alternative investments	15,534	-	-	44,676	60,210
Debt	173,546	10,240	-	4	183,790
Equity	324,197	-	-	42	324,239
Private equity	-	-	261	44,240	44,501
Derivatives	-	3,678	-	-	3,678
Total	$556,920	$14,875	$801	$88,962	$661,558
Liabilities:
Securities sold, not yet purchased	$1,724	$-	$-	$-	$1,724
Contingent consideration liability	-	-	6,503	-	6,503
Derivatives	-	342,483	-	-	342,483
Total	$1,724	$342,483	$6,503	$-	$350,710

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

The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month and nine month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$642	$(95)	$-	$-	$(7)	$540
Private equity funds	268	-	-	-	(7)	261
Total Level 3 assets	$910	$(95)	$-	$-	$(14)	$801

Liabilities:
Contingent consideration liability	$6,422	$81	$-	$-	$-	$6,503
Total Level 3 liabilities	$6,422	$81	$-	$-	$-	$6,503

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)

	Nine Months Ended September 30, 2023
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/Acquisitions/ Issuances	Sales/ Settlements/ Transfers (b)	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$646	$(81)	$-	$-	$(25)	$540
Private equity funds	18,772	-	-	(18,508)	(3)	261
Total Level 3 assets	$19,418	$(81)	$-	$(18,508)	$(28)	$801

Liabilities:
Contingent consideration liability (c)	$-	$194	$7,754	$(1,445)	$-	$6,503
Total Level 3 liabilities	$-	$194	$7,754	$(1,445)	$-	$6,503

	Three Months Ended September 30, 2022
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$542	$28	$-	$-	$(41)	$529
Private equity funds	256	-	-	-	(16)	240
Total Level 3 assets	$798	$28	$-	$-	$(57)	$769

	Nine Months Ended September 30, 2022
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Issuances	Sales/ Settlements/	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$578	$35	$-	$-	$(84)	$529
Private equity funds	293	-	-	(13)	(40)	240
Total Level 3 assets	$871	$35	$-	$(13)	$(124)	$769
__________________________________

(a)Earnings recorded in “other revenue” for investments in Level 3 assets for the three month and nine month periods ended September 30, 2023 and 2022 include net unrealized gains (losses) of $(76), $(62), $28 and $35, respectively. Unrealized losses of $81 and $194 were recorded in “amortization and other acquisition-related costs” for the contingent consideration liability for the three month and nine month periods ended September 30, 2023.
(b)Transfers out of Level 3 private equity funds in the nine month period ended September 30, 2023 reflect investments valued at NAV as of September 30, 2023.

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
(c)For the nine month period ended September 30, 2023, acquisitions represent the initial recognition of the contingent consideration liability (noncash transaction), and settlements represent aggregate cash and noncash settlement of contingent consideration after the acquisition date.
There were no other transfers into or out of Level 3 within the fair value hierarchy during the three month and nine month periods ended September 30, 2023 and 2022.
The following tables present, at September 30, 2023 and December 31, 2022, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	September 30, 2023
						Investments Redeemable
	NAV	Unfunded Commitments		% of NAV Not Redeemable		Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$44,022	$-		NA		(a)	30-60 days
Other	654	-		NA		(b)	<30-30 days
Debt funds	4	-		NA		(c)	<30 days
Equity funds	42	-		NA		(d)	<30-60 days
Private equity funds:
Equity growth	44,240	5,547	(e)	100%	(f)	NA	NA
Total	$88,962	$5,547
___________________________________

(a)monthly (73%) and quarterly (27%)
(b)daily (5%) and monthly (95%)
(c)daily (100%)
(d)monthly (33%) and annually (67%)
(e)Unfunded commitments to private equity investments consolidated but not owned by Lazard of $10,206 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.
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
(c)daily (100%)

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
Investment Capital Funding Commitments—At September 30, 2023, the Company’s maximum unfunded commitments for capital contributions to investment funds primarily arose from commitments to EGCP III, which amounted to $5,028. The investment period for EGCP III ended on October 12, 2016, after which point the Company’s obligation to fund capital contributions for new investments in EGCP III expired. The Company remains obligated until October 12, 2023 (or any earlier liquidation of EGCP III) to make capital contributions necessary to fund follow-on investments and to pay for fund expenses.
6.    DERIVATIVES
The tables below present the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 12) on the accompanying condensed consolidated statements of financial condition as of September 30, 2023 and December 31, 2022. Notional amounts provide an indication of the volume of the Company's derivative activity.
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

	September 30, 2023
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$1,985	$151,496	$1,979	$207,558
Total return swaps and other	4,042	79,756	2,270	54,754
LFI and other similar deferred compensation arrangements	-	-	340,583	357,133
Total gross derivatives	6,027	$231,252	344,832	$619,445
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(79)		(83)
Total return swaps and other	(2,270)		(2,265)
Net derivatives in "other assets" and "other liabilities"	3,678		342,484
Amounts not netted (a):
Cash collateral	-		(1,692)
Securities collateral	-		-
	$3,678		$340,792

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
Net gains (losses) with respect to derivative instruments (included in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2023 and 2022, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Forward foreign currency exchange rate contracts	$(984)	$2,650	$(1,684)	$8,260
LFI and other similar deferred compensation arrangements	10,598	16,180	(15,530)	65,601
LGAC Warrants	-	2,300	115	9,430
Total return swaps and other	6,523	7,177	(4,907)	32,676
Total	$16,137	$28,307	$(22,006)	$115,967
See Note 1 for additional information on LGAC Warrants.

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
7.    PROPERTY, NET
At September 30, 2023 and December 31, 2022, property consisted of the following:

	Estimated Depreciable Life in Years	September 30, 2023	December 31, 2022
Buildings	33	$163,900	$135,103
Leasehold improvements	3-20	224,556	207,285
Furniture and equipment	3-10	232,150	235,684
Construction in progress		13,269	65,560
Total		633,875	643,632
Less - Accumulated depreciation and amortization		404,280	393,595
Property, net		$229,595	$250,037
8.    GOODWILL AND OTHER INTANGIBLE ASSETS
The components of goodwill and other intangible assets at September 30, 2023 and December 31, 2022 are presented below:

	September 30, 2023	December 31, 2022
Goodwill	$373,009	$356,369
Other intangible assets (net of accumulated amortization)	45	90
	$373,054	$356,459
At September 30, 2023 and December 31, 2022, goodwill of $291,739 and $291,828, respectively, was attributable to the Company’s Financial Advisory segment and, goodwill of $81,270 and $64,541, respectively, was attributable to the Company’s Asset Management segment.
Changes in the carrying amount of goodwill for the nine month periods ended September 30, 2023 and 2022 are as follows:

	Nine Months Ended September 30,
	2023	2022
Balance, January 1	$356,369	$357,187
Acquisition of business	16,729	-
Foreign currency translation adjustments	(89)	(1,956)
Balance, September 30	$373,009	$355,231
The acquisition in the nine month period ended September 30, 2023 was attributable to the Company’s Asset Management segment. All other changes in the carrying amount of goodwill for the nine month periods ended September 30, 2023 and 2022 are attributable to the Company’s Financial Advisory segment.
Amortization expense of intangible assets, included in “amortization and other acquisition-related costs” in the condensed consolidated statements of operations, for both the three month and nine month periods ended September 30, 2023 and 2022 was $15 and $45, respectively.

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
9.    SENIOR DEBT
Senior debt is comprised of the following as of September 30, 2023 and December 31, 2022:

				Outstanding as of
				September 30, 2023			December 31, 2022
	Initial Principal Amount	Maturity Date	Annual Interest Rate(a)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2025 Senior Notes	$400,000	2/13/25	3.75%	$400,000	$649	$399,351	$400,000	$1,003	$398,997
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	300,000	1,333	298,667	300,000	1,625	298,375
Lazard Group 2028 Senior Notes	500,000	9/19/28	4.50%	500,000	4,225	495,775	500,000	4,864	495,136
Lazard Group 2029 Senior Notes	500,000	3/11/29	4.375%	500,000	4,214	495,786	500,000	4,794	495,206
Total				$1,700,000	$10,421	$1,689,579	$1,700,000	$12,286	$1,687,714
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
The Company’s senior debt at September 30, 2023 and December 31, 2022 is carried at their principal balances outstanding, net of unamortized debt costs. At those dates, the fair value of such senior debt was approximately $1,586,000 and $1,602,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.
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
At September 30, 2023 and December 31, 2022, no amounts were outstanding under the Second Amended and Restated Credit Agreement and the Previous Credit Agreement, respectively.
As of September 30, 2023, the Company had approximately $209,000 in unused lines of credit available to it, including the credit facility provided under the Second Amended and Restated Credit Agreement.
The Second Amended and Restated Credit Agreement and the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of September 30, 2023, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
10.    COMMITMENTS AND CONTINGENCIES
Guarantees—A subsidiary of LAM guaranteed a revolving credit facility of an unconsolidated fund expiring on October 1, 2023. At September 30, 2023, the maximum amount of future payments under such guarantee is $10,000.
Other Commitments—From time to time, LFB and LFNY may enter into underwriting commitments in which they will participate as an underwriter. At September 30, 2023, LFB and LFNY had no such underwriting commitments.
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
During the nine month periods ended September 30, 2023 and 2022, Lazard Group distributed $120,184 and $140,845, respectively, to the subsidiaries of Lazard Ltd.
In addition, in March 2023 and February 2022, Lazard Group distributed 1,521,620 and 1,902,756 shares of common stock, respectively, to one of its managing members, which is a subsidiary of Lazard Ltd, in non-cash transactions, in connection with the settlement of profits interest participation rights during the nine month periods ended September 30, 2023 and 2022, respectively (see Note 12). There was no impact on total members’ equity resulting from such distributions.
Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.
Share Repurchase Program—Since 2021 and through the nine month period ended September 30, 2023, the Board of Directors of Lazard authorized the repurchase of common stock as set forth in the table below:

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

Nine Months Ended September 30:	Number of Shares Purchased	Average Price Per Share
2022	17,249,880	$35.49
2023	2,782,662	$36.67
During the nine month periods ended September 30, 2023 and 2022, certain of our executive officers received common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the nine month periods ended September 30, 2023 and 2022, the Company purchased shares of common stock from certain of our executive officers. The aggregate value of all such purchases during the nine month periods ended September 30, 2023 and 2022 was approximately $11,100 and $16,500, respectively. Such shares of common stock are reported at cost.
As of September 30, 2023, a total of $200,095 of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, which authorization will expire on December 31, 2024.
During the nine month period ended September 30, 2023, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.
Accumulated Other Comprehensive Income (Loss) (“AOCI”), Net of Tax—The tables below reflect the balances of each component of AOCI at September 30, 2023 and 2022 and activity during the three month and nine month periods then ended:

	Three Months Ended September 30, 2023
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, July 1, 2023	$(123,450)	$(143,533)	$(266,983)	$3	$(266,986)
Activity:
Other comprehensive income (loss) before reclassifications	(19,712)	5,054	(14,658)	(2)	(14,656)
Adjustments for items reclassified to earnings, net of tax	2,472	1,580	4,052	-	4,052
Net other comprehensive income (loss)	(17,240)	6,634	(10,606)	(2)	(10,604)
Balance, September 30, 2023	$(140,690)	$(136,899)	$(277,589)	$1	$(277,590)

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)

	Nine Months Ended September 30, 2023
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2023	$(140,102)	$(140,483)	$(280,585)	$2	$(280,587)
Activity:
Other comprehensive loss before reclassifications	(3,088)	(332)	(3,420)	(1)	(3,419)
Adjustments for items reclassified to earnings, net of tax	2,500	3,916	6,416	-	6,416
Net other comprehensive income (loss)	(588)	3,584	2,996	(1)	2,997
Balance, September 30, 2023	$(140,690)	$(136,899)	$(277,589)	$1	$(277,590)

	Three Months Ended September 30, 2022
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, July 1, 2022	$(155,847)	$(119,300)	$(275,147)	$-	$(275,147)
Activity:
Other comprehensive income (loss) before reclassifications	(53,627)	8,786	(44,841)	1	(44,842)
Adjustments for items reclassified to earnings, net of tax	138	1,162	1,300	-	1,300
Net other comprehensive income (loss)	(53,489)	9,948	(43,541)	1	(43,542)
Balance, September 30, 2022	$(209,336)	$(109,352)	$(318,688)	$1	$(318,689)

	Nine Months Ended September 30, 2022
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2022	$(76,355)	$(132,680)	$(209,035)	$2	$(209,037)
Activity:
Other comprehensive income (loss) before reclassifications	(133,246)	20,512	(112,734)	(1)	(112,733)
Adjustments for items reclassified to earnings, net of tax	265	2,816	3,081	-	3,081
Net other comprehensive income (loss)	(132,981)	23,328	(109,653)	(1)	(109,652)
Balance, September 30, 2022	$(209,336)	$(109,352)	$(318,688)	$1	$(318,689)

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month and nine month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Currency translation losses (a)	$2,472	$138	$2,500	$265
Employee benefit plans:
Amortization relating to employee benefit plans (b)	$1,954	$1,395	5,051	3,564
Less - related income taxes	374	233	1,135	748
	1,580	1,162	3,916	2,816
Total reclassifications, net of tax	$4,052	$1,300	$6,416	$3,081
__________________________

(a)Represents currency translation losses reclassified from AOCI associated with closing of certain of our offices. Such amounts are included in “revenue—other” on the condensed consolidated statements of operations.
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
The tables below summarize net income (loss) attributable to noncontrolling interests for the three month and nine month periods ended September 30, 2023 and 2022 and noncontrolling interests as of September 30, 2023 and December 31, 2022 in the Company’s condensed consolidated financial statements:

	Net Income (Loss) Attributable to Noncontrolling Interests
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Edgewater	$2,885	$18,209	$4,557	$28,715
LFI Consolidated Funds	(3,251)	(5,237)	3,718	(18,393)
LGAC	-	4,023	1,968	9,941
Other	2	1	2	2
Total	$(364)	$16,996	$10,245	$20,265

	Noncontrolling Interests as of
	September 30, 2023	December 31, 2022
Edgewater	$45,371	$44,681
LFI Consolidated Funds	-	74,164
LGAC	-	(10,714)
Other	12	13
Total	$45,383	$108,144
Redeemable Noncontrolling Interests—Redeemable noncontrolling interests principally represent LGAC interests as of December 31, 2022 (see Note 1) and consolidated VIE interests held by employees as of September 30, 2023 (see Note 19). Consolidated VIE interests held by employees (vested LFI awards), which may be redeemed at any time at

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
the option of the holder for cash, are recorded on the Company’s condensed consolidated statements of financial position at redemption value and classified as temporary equity. Changes in redemption value are recognized immediately as they occur and will adjust the carrying value of redeemable noncontrolling interests to equal the redemption value at the end of each reporting period.
12.    INCENTIVE PLANS
Share-Based Incentive Plan Awards
A description of Lazard Ltd’s 2018 Plan, 2008 Incentive Compensation Plan (the “2008 Plan”) and 2005 Equity Incentive Plan (the “2005 Plan”) and activity with respect thereto during the three month and nine month periods ended September 30, 2023 and 2022 is presented below.
Shares Available Under the 2018 Plan, 2008 Plan and 2005 Plan
The 2018 Plan became effective on April 24, 2018 and was amended on April 29, 2021 to increase the aggregate number of shares authorized for issuance under the 2018 Plan by 20,000,000 shares. The 2018 Plan replaced the 2008 Plan, which was terminated on April 24, 2018. The 2018 Plan originally authorized issuance of up to 30,000,000 shares of common stock, plus any shares of common stock that were subject to outstanding awards under the 2008 Plan as of March 14, 2018 that are forfeited, canceled or settled in cash following April 24, 2018, which was the date that the 2018 Plan was approved by our shareholders. Such shares may be issued pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), restricted stock awards (“RSAs”), profits interest participation rights, including performance-based restricted participation units (“PRPUs”) and stock performance-based restricted participation units (“SPRPUs”), and other share-based awards.
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
The following reflects the amortization expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs, RSAs and profits interest participation rights, including PRPUs and SPRPUs) and “professional services” expense (with respect to DSUs) within the Company’s accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Share-based incentive awards:
RSUs	$41,085	$37,061	$136,772	$98,012
PRSUs	569	498	1,920	1,387
RSAs	5,742	6,420	21,117	19,197
Profits interest participation rights	10,815	30,762	48,077	80,454
DSUs	75	88	872	1,026
Total	$58,286	$74,829	$208,758	$200,076

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
Compensation and benefits expense relating to share-based awards with service and/or performance conditions is reversed if the awards are forfeited due to these conditions not being met. Compensation and benefits expense relating to share-based awards with market conditions is not reversed if these awards are forfeited based solely on failing to meet such market conditions.
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
RSUs and DSUs
RSUs generally require future service as a condition for the delivery of the underlying shares of common stock (unless the recipient is then eligible for retirement under the Company’s retirement policy) and convert into shares of common stock on a one-for-one basis after the stipulated vesting periods. The grant date fair value of the RSUs, net of an estimated forfeiture rate, is amortized over the requisite service periods (generally, one-third after two years and the remaining two-thirds after the third year), and is adjusted for actual forfeitures over such period.
RSUs generally include a dividend participation right that provides that, during the applicable vesting period, each RSU is attributed additional RSUs equivalent to any dividends paid on common stock during such period. During the nine month period ended September 30, 2023, dividend participation rights required the issuance of 515,420 RSUs.
Non-executive members of the Board of Directors of Lazard Group, who are the same Non-Executive Directors of Lazard Ltd (“Non-Executive Directors”), receive approximately 55% of their annual compensation for service on the Board of Directors and its committees in the form of DSUs, which resulted in 43,999 DSUs being granted during the nine month period ended September 30, 2023. Their remaining compensation is payable in cash, which they may elect to receive in the form of additional DSUs under the Directors’ Fee Deferral Unit Plan described below. DSUs are convertible into shares of common stock at the time of cessation of service to the Board of Directors. DSUs include a cash dividend participation right equivalent to dividends paid on common stock.
Lazard Ltd’s Directors’ Fee Deferral Unit Plan permits the Non-Executive Directors to elect to receive additional DSUs in lieu of some or all of their cash fees. The number of DSUs granted to a Non-Executive Director pursuant to this election will equal the value of cash fees that the applicable Non-Executive Director has elected to forego pursuant to such election, divided by the market value of a share of common stock on the date immediately preceding the date of the grant. During the nine month period ended September 30, 2023, 14,415 DSUs had been granted pursuant to such Plan.
DSU awards are expensed at their fair value on their date of grant, inclusive of amounts related to the Directors’ Fee Deferral Unit Plan.

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
The following is a summary of activity relating to RSUs and DSUs during the nine month period ended September 30, 2023:

	RSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2023	9,022,917	$37.97	400,820	$37.66
Granted (including 515,420 RSUs relating to dividend participation)	5,496,350	$36.51	58,414	$29.87
Forfeited	(127,546)	$33.34	-	$-
Settled	(3,359,950)	$41.65	(134,744)	$36.21
Balance, September 30, 2023	11,031,771	$36.17	324,490	$36.86
The weighted-average grant date fair value of RSUs granted in the nine month periods ended September 30, 2023 and 2022 was $36.51 and $33.64, respectively. The weighted-average grant date fair value of DSUs granted in the nine month periods ended September 30, 2023 and 2022 was $29.87 and $35.53, respectively.
In connection with RSUs that settled during the nine month period ended September 30, 2023, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,204,403 shares of common stock during such nine month period. Accordingly, 2,155,547 shares of common stock held by the Company were delivered during the nine month period ended September 30, 2023.
As of September 30, 2023, estimated unrecognized RSU compensation expense was $156,284, with such expense expected to be recognized over a weighted average period of approximately 1.0 year subsequent to September 30, 2023.
RSAs
The following is a summary of activity related to RSAs associated with compensation arrangements during the nine month period ended September 30, 2023:

	RSAs	Weighted Average Grant Date Fair Value
Balance, January 1, 2023	1,266,424	$36.99
Granted (including 71,900 relating to dividend participation)	646,979	$37.65
Forfeited	(12,447)	$38.35
Settled	(660,282)	$39.27
Balance, September 30, 2023	1,240,674	$36.10
The weighted-average grant date fair value of RSAs granted in the nine month periods ended September 30, 2023 and 2022 was $37.65 and $33.31, respectively.
In connection with RSAs that settled during the nine month period ended September 30, 2023, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 268,402 shares of common stock during such nine month period. Accordingly, 391,880 shares of common stock held by the Company were delivered during the nine month period ended September 30, 2023.
RSAs granted in 2023 generally include a dividend participation right that provides that during the applicable vesting period each RSA is attributed additional RSAs equivalent to any dividends paid on common stock during such

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
period. During the nine month period ended September 30, 2023, dividend participation rights required the issuance of 71,900 RSAs.
At September 30, 2023, estimated unrecognized RSAs expense was $20,050, with such expense to be recognized over a weighted average period of approximately 0.9 years subsequent to September 30, 2023.
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
The following is a summary of activity relating to PRSUs during the nine month period ended September 30, 2023:

	PRSUs	Weighted Average Grant Date Fair Value
Balance, January 1, 2023	94,690	$39.27
Balance, September 30, 2023	94,690	$39.27
The weighted-average grant date fair value of PRSUs granted in the nine month period ended September 30, 2022 was $35.44.
Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. As of September 30, 2023, the total estimated unrecognized compensation expense was $1,754, and the Company expects to amortize such expense over a weighted-average period of approximately 0.5 years subsequent to September 30, 2023.
Profits Interest Participation Rights
Profits interest participation rights are equity incentive awards that, subject to certain conditions, may be exchanged for shares of common stock pursuant to the 2018 Plan.
The Company has granted profits interest participation rights subject to service-based and performance-based vesting criteria and other conditions, and beginning in February 2021, incremental market-based vesting criteria, which we refer to as performance-based restricted participation units (“PRPUs”), to certain of our executive officers. The Company has also granted profits interest participation rights subject to service-based vesting criteria and other conditions, but not the performance-based and incremental market-based vesting criteria associated with PRPUs, to a limited number of other senior employees, including in March 2023 to certain of our executive officers. In August 2023, the Company granted profits interest participation rights, SPRPUs, to certain of our executive officers that are eligible to vest in three tranches, each subject to service-based vesting criteria and the achievement of specified common stock price milestones measured as of a specified anniversary of the grant date. Profits interest participation rights, with the exception of SPRPUs, as explained below, generally provide for vesting approximately three years following the grant date, so long as applicable conditions have been satisfied.

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
Profits interest participation rights are a class of membership interests in the Company that are intended to qualify as “profits interests” for U.S. federal income tax purposes, and are recorded within members’ equity in the Company’s condensed consolidated statements of financial condition. The profits interest participation rights generally allow the recipient to realize value only to the extent that (i) the service-based vesting conditions and, if applicable, the performance-based and incremental market-based conditions, or stock price milestones, are satisfied, and (ii) an amount of economic appreciation in the assets of the Company occurs as necessary to satisfy certain partnership tax rules (referred to as the “Minimum Value Condition”), otherwise the profits interest participation rights will be forfeited. Upon satisfaction of such conditions, profits interest participation rights that are in parity with the value of common stock will be exchanged on a one-for-one basis for shares of common stock. If forfeited based solely on failing to meet the Minimum Value Condition, or, if applicable, stock price milestones, the associated compensation expense would not be reversed. With regard to the profits interest participation rights granted in February 2020, the Minimum Value Condition was met during the year ended December 31, 2021. On March 8, 2023, the profits interest participation rights granted in February 2020, for which the Minimum Value Condition and other vesting conditions were satisfied, were exchanged on a one-for-one basis for shares of common stock.
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
SPRPUs are eligible to vest in three tranches (each, a “Tranche”) based on the achievement of service conditions and Tranche-specific common stock price milestones measured as of a specified anniversary of the date of grant, as described below. Their aggregate fair value at the grant date, which based on the estimated probability of achieving the common stock price milestones is approximately $33,900, is amortized over the requisite service periods.
SPRPUs will vest:

•20% if, three years following the date of grant, Lazard Ltd’s common stock price has appreciated 25% above the average trailing 30 consecutive day stock price preceding the date of grant (the “Grant Date Stock Price”);
•40% if, five years following the date of grant, Lazard Ltd’s common stock price has appreciated 50% above the Grant Date Stock Price;
•and the remainder of the SPRPUs will vest if, seven years following the date of grant, the Lazard Ltd’s common stock price has appreciated 100% above the Grant Date Stock Price.
Each Tranche is subject to the executive’s continued employment through the applicable anniversary of the date of grant and requires that the applicable common stock price milestone is sustained for any 30 consecutive day period prior to the anniversary of the date of grant of the applicable Tranche (the “Expiration Date”).
If the vesting conditions, as described above, are not achieved as of the Expiration Date, all SPRPUs in such Tranche will be forfeited.

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
The following is a summary of activity relating to all profits interest participation rights, including PRPUs and SPRPUs, during the nine month period ended September 30, 2023:

	Profits Interest Participation Rights	Weighted Average Grant Date Fair Value
Balance, January 1, 2023	4,131,628	$40.15
Granted	3,488,074	$22.47
Forfeited	(16,695)	$43.23
Settled	(1,521,620)	$42.17
Balance, September 30, 2023 (a)	6,081,387	$29.50
__________________________

(a)Table includes 1,474,002 PRPUs and 2,250,000 SPRPUs as of September 30, 2023. This includes 2,447,224 PRPUs as of January 1, 2023, net of 973,222 PRPUs settled and 2,250,000 SPRPUs granted during the nine month period ended September 30, 2023. The balance as of September 30, 2023 reflects the target number of PRPUs granted in February 2021 and March 2022. There were no PRPUs granted during the nine month period ended September 30, 2023. The weighted average grant date fair values for PRPUs and other profits interest participation rights outstanding as of January 1, 2023 were $40.29 and $39.96, respectively. The weighted average grant date fair values for SPRPUs and other profits interest participation rights granted during the nine month period ended September 30, 2023 was $15.06 and $35.94, respectively. The weighted average grant date fair values for other profits interest participation rights forfeited during the nine month period ended September 30, 2023 was $43.23. The weighted average grant date fair values for PRPUs and other profits interest participation rights settled during the nine month period ended September 30, 2023 were $41.76 and $42.89, respectively. The weighted average grant date fair values for PRPUs, SPRPUs and other profits interest participation rights outstanding as of September 30, 2023 were $39.31, $15.06 and $37.14, respectively.
The weighted average grant date fair value of profits interest participation rights, including PRPUs and SPRPUs, granted in the nine month periods ended September 30, 2023 and 2022 was $22.47 and $34.53, respectively. Compensation expense recognized for profits interest participation rights, including PRPUs, is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. Compensation expense recognized for SPRPUs is determined by multiplying the number of shares of common stock underlying such awards by the grant date fair value. As of September 30, 2023, the total estimated unrecognized compensation expense of all profits interest participation rights, including PRPUs and SPRPUs was $57,590 and the Company expects to amortize such expense over a weighted-average period of approximately 1.9 years subsequent to September 30, 2023.
LFI and Other Similar Deferred Compensation Arrangements
In connection with LFI and other similar deferred compensation arrangements, granted to eligible employees, which generally require future service as a condition for vesting, the Company recorded a prepaid compensation asset and a corresponding compensation liability on the grant date based upon the fair value of the award. The prepaid asset is amortized on a straight-line basis over the applicable requisite service periods (which are generally similar to the comparable periods for RSUs) and is charged to “compensation and benefits” expense within the Company’s condensed consolidated statement of operations. LFI and similar deferred compensation arrangements that do not require future service are expensed immediately. The related compensation liability is accounted for at fair value as a derivative liability, which contemplates the impact of estimated forfeitures, and is adjusted for changes in fair value primarily related to changes in value of the underlying investments.

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the nine month period ended September 30, 2023:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2023	$112,124	$326,282
Granted	159,981	159,981
Settled	-	(167,526)
Amortization and the impact of forfeitures	(126,169)	7,285
Change in fair value of underlying investments	-	15,530
Other	109	(969)
Balance, September 30, 2023	$146,045	$340,583
The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 0.9 years subsequent to September 30, 2023.
The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization and the impact of forfeitures	$41,368	$41,956	$133,454	$125,210
Change in the fair value of underlying investments	(10,598)	(16,180)	15,530	(65,601)
Total	$30,770	$25,776	$148,984	$59,609
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

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s pension plans for the three month and nine month periods ended September 30, 2023 and 2022:

	Pension Plans
	Three Months Ended September 30,
	2023	2022
Components of Net Periodic Benefit Cost (Credit):
Service cost	$74	$116
Interest cost	5,322	2,642
Expected return on plan assets	(6,068)	(5,808)
Amortization of:
Prior service cost	28	25
Net actuarial loss	1,926	1,370
Settlement loss	791	380
Net periodic benefit cost (credit)	$2,073	$(1,275)

	Pension Plans
	Nine Months Ended September 30,
	2023	2022
Components of Net Periodic Benefit Cost (Credit):
Service cost	$256	$386
Interest cost	15,746	8,459
Expected return on plan assets	(17,916)	(18,627)
Amortization of:
Prior service cost	81	80
Net actuarial loss (gain)	4,970	3,484
Settlement loss	2,333	1,223
Net periodic benefit cost (credit)	$5,470	$(4,995)
14.    COST-SAVING INITIATIVES
The Company is conducting firm-wide cost-saving initiatives over the course of 2023.

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
Expenses and losses associated with the cost-saving initiatives for the three month and nine month periods ended September 30, 2023 consisted of the following:

	Three Months Ended September 30, 2023
	Financial Advisory	Asset Management	Corporate	Total
Severance and other employee termination expenses (included in "compensation and benefits" expense)	$(529)	$4,190	$4,772	$8,433
Technology asset impairments (included in "technology and information services")	56	515	-	571
Foreign exchange related losses associated with closing of certain offices (included in "revenue-other")	2,507	-	2,483	4,990
Other	1,469	28	42	1,539
Total	$3,503	$4,733	$7,297	$15,533

	Nine Months Ended September 30, 2023
	Financial Advisory	Asset Management	Corporate	Total
Severance and other employee termination expenses (included in "compensation and benefits" expense)	$86,254	$44,958	$31,309	$162,521
Technology asset impairments (included in "technology and information services")	144	7,812	-	7,956
Foreign exchange related losses associated with closing of certain offices (included in "revenue-other")	2,507	-	2,483	4,990
Other	1,991	308	1,952	4,251
Total	$90,896	$53,078	$35,744	$179,718

Activity related to the obligations pursuant to the cost-saving initiatives during the nine month period ended September 30, 2023 was as follows:

	Accrued Compensation and Benefits	Other	Total
Balance, January 1, 2023	$-	$-	$-
Total expenses	162,521	17,197	179,718
Less:
Noncash expenses (a)	30,050	11,069	41,119
Payments and settlements	71,446	4,825	76,271
Balance, September 30, 2023	$61,025	$1,303	$62,328

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
___________________________________

(a)Noncash expenses reflected in “accrued compensation and benefits” activity principally represents accelerated amortization of deferred incentive compensation awards. Noncash expenses reflected in “other” activity principally relates to technology asset impairments and certain foreign exchange related losses.
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
The Company recorded income tax provision (benefit) of $(29,374) and $67,405 for the three month and nine month periods ended September 30, 2023, respectively, and $20,535 and $55,533 for the three month and nine month periods ended September 30, 2022, respectively, representing effective tax rates of 2,363.2%, (37.3)%, 12.9% and 12.4%, respectively. The difference between the U.S. federal statutory rate of 21.0% and the effective tax rates reflected above principally relates to (i) Lazard Group primarily operating as a limited liability company in the U.S., (ii) taxes payable to foreign jurisdictions, (iii) the tax impact of differences in the value of share based incentive compensation and other discrete items, (iv) change in the valuation allowance affecting the provision for income taxes and (v) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate.
16.    RELATED PARTIES
Sponsored Funds
The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Investment advisory fees relating to such services were $135,899 and $405,269 for the three month and nine month periods ended September 30, 2023, respectively, and $159,749 and $458,462 for the three month and nine month periods ended September 30, 2022, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $57,040 and $57,283 remained as receivables at September 30, 2023 and December 31, 2022, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.
Other
See Note 11 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.
17.    REGULATORY AUTHORITIES
LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $5, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At September 30, 2023, LFNY’s regulatory net capital was $73,105, which exceeded the minimum requirement by $69,493. LFNY’s aggregate indebtedness to net capital ratio was 0.74:1 as of September 30, 2023.
Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
September 30, 2023, the aggregate regulatory net capital of the U.K. Subsidiaries was $174,572, which exceeded the minimum requirement by $111,142.
CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management. The investment services activities exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At June 30, 2023, the consolidated regulatory net capital of CFLF was $154,143, which exceeded the minimum requirement set for regulatory capital levels by $68,939. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. During the third quarter of 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital to be reported on a quarterly basis and satisfy periodic financial and other reporting obligations. At June 30, 2023, the regulatory net capital of the combined European regulated group was $180,261, which exceeded the minimum requirement set for regulatory capital levels by $86,449. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis, including financial reports and information relating to financial performance, balance sheet data and capital structure.
Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At September 30, 2023, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $141,320, which exceeded the minimum required capital by $114,703.
At September 30, 2023, each of these subsidiaries individually was in compliance with its regulatory capital requirements.
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
The Company’s segment information for the three month and nine month periods ended September 30, 2023 and 2022 is prepared using the following methodology:
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
Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Financial Advisory	Net Revenue	$266,156	$453,084	$895,313	$1,248,926
	Operating Expenses	294,848	337,025	1,057,506	947,466
	Operating Income (Loss)	$(28,692)	$116,059	$(162,193)	$301,460
Asset Management	Net Revenue	$284,855	$298,797	$857,212	$926,449
	Operating Expenses	232,011	233,614	749,281	707,676
	Operating Income	$52,844	$65,183	$107,931	$218,773
Corporate	Net Revenue (Loss)	$(26,516)	$(28,000)	$(42,747)	$(118,646)
	Operating Expenses (Credit)	(1,121)	(6,475)	83,802	(47,594)
	Operating Loss	$(25,395)	$(21,525)	$(126,549)	$(71,052)
Total	Net Revenue	$524,495	$723,881	$1,709,778	$2,056,729
	Operating Expenses	525,738	564,164	1,890,589	1,607,548
	Operating Income (Loss)	$(1,243)	$159,717	$(180,811)	$449,181

	As Of
	September 30, 2023	December 31, 2022
Total Assets
Financial Advisory	$1,013,299	$1,074,278
Asset Management	828,890	978,083
Corporate	2,023,662	3,409,438
Total	$3,865,851	$5,461,799

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
19.    CONSOLIDATED VIEs
The Company’s consolidated VIEs as of September 30, 2023 and December 31, 2022 include LGAC (see Note 1) and certain funds (“LFI Consolidated Funds”) that were established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement. Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds. The assets of LFI Consolidated Funds, except as it relates to $112,773 and $115,666 of LFI held by Lazard Group as of September 30, 2023 and December 31, 2022, respectively, can only be used to settle the obligations of LFI Consolidated Funds. The Company’s consolidated VIE assets and liabilities for LFI Consolidated Funds as reflected in the condensed consolidated statements of financial condition consist of the following at September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$3,224	$3,644
Customers and other receivables	1,789	240
Investments	190,511	186,300
Other assets	737	622
Total assets	$196,261	$190,806

LIABILITIES
Deposits and other customer payables	$1,307	$528
Other liabilities	400	448
Total liabilities	$1,707	$976

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Lazard Group’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”). All references to “2023,” “2022,” “third quarter,” “first nine months” or “the period” refer to, as the context requires, the three month and nine month periods ended September 30, 2023 and 2022.
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
The Company is committed to providing timely and accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, the Company uses its website and social media sites to convey information about our businesses, including the anticipated release of quarterly financial results, quarterly financial, statistical and business-related information, and the posting of updates of AUM in our Asset Management business. Investors can link to Lazard Ltd, Lazard Group and their operating company websites through http://www.lazard.com. Our websites and social media sites and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-Q.
Business Summary
Lazard, one of the world’s preeminent financial advisory and asset management firms, operates in North and South America, Europe, Asia and Australia. With origins dating to 1848, we have long specialized in crafting solutions to the complex financial and strategic challenges of a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals.
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

Our principal sources of revenue are derived from activities in the following business segments:
•Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding strategic and mergers and acquisitions (“M&A”) advisory, capital markets advisory, shareholder advisory, restructuring and liability management, sovereign advisory, geopolitical advisory, and other strategic advisory matters and capital raising and placement, and
•Asset Management, which offers a broad range of global investment solutions and investment and wealth management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.
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
Our consolidated net revenue was derived from the following segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Financial Advisory	51%	63%	52%	61%
Asset Management	54	41	50	45
Corporate	(5)	(4)	(2)	(6)
Total	100%	100%	100%	100%
We also invest our own capital from time to time, generally alongside capital of qualified institutional and individual investors in alternative investments or private equity investments, and make investments to seed our Asset Management strategies.
Business Environment and Outlook
Economic and global financial market conditions can materially affect our financial performance. As described above, our principal sources of revenue are derived from activities in our Financial Advisory and Asset Management business segments. Our Financial Advisory revenues are primarily dependent on the successful completion of merger, acquisition, restructuring, capital raising or similar transactions, and our Asset Management revenues are primarily driven by the levels of assets under management (“AUM”). Weak global economic and financial market conditions can result in a challenging business environment for M&A and capital-raising activity as well as our Asset Management business, but may provide opportunities for our restructuring business.
While there remains a level of uncertainty in the markets, the global macroeconomic environment is improving as inflation continues to fall and expectations of further interest rate hikes are moderating. We believe that the M&A market is stabilizing, however that is yet to be reflected in M&A completions, which have remained low since transaction volume began to slow in the first quarter of 2022 and the pace of recovery will likely be slow. In the meantime, we are seeing regulatory headwinds reducing, valuation gaps narrowing and financing, while more expensive, is becoming more accessible.
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
Overall, we continue to focus on the development of our business, including the generation of revenue growth, earnings growth and member returns, the evaluation of potential growth opportunities, the investment in new technology to support the development of existing and new business opportunities, the prudent management of our costs and expenses, the efficient use of our assets and the return of equity to our members.
Certain market data with respect to our Financial Advisory and Asset Management businesses is included below.
Financial Advisory
As reflected in the following table, which sets forth global M&A industry statistics, the value and number of all completed transactions, including the subset of completed transactions involving values greater than $500 million, decreased in the first nine months of 2023 as compared to the first nine months of 2022. With respect to announced M&A transactions, the value and number of all transactions, including the subset of announced transactions involving values greater than $500 million, decreased in the first nine months of 2023 as compared to the first nine months of 2022.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Incr / (Decr)	2023	2022	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$675	$922	(27)%	$1,952	$3,287	(41)%
Number	6,072	10,182	(40)%	24,843	32,855	(24)%
Deals Greater than $500 million:
Value	$552	$697	(21)%	$1,488	$2,486	(40)%
Number	214	343	(38)%	649	1,100	(41)%
Announced M&A Transactions:
All deals:
Value	$728	$738	(1)%	$2,120	$2,969	(29)%
Number	7,010	10,265	(32)%	26,820	33,425	(20)%
Deals Greater than $500 million:
Value	$558	$515	8%	$1,582	$2,162	(27)%
Number	281	277	1%	765	970	(21)%
____________________________________

Source: Dealogic as of October 4, 2023.
Global restructuring activity during the first nine months of 2023, as measured by the number of corporate defaults, decreased as compared to 2022. The number of defaulting issuers was 119 in the first nine months of 2023 according to Moody’s Investors Service, Inc., as compared to 128 in the first nine months of 2022.

Net revenue trends in Financial Advisory are generally correlated to the level of completed industry-wide M&A transactions and restructuring transactions occurring subsequent to corporate debt defaults, respectively. However, deviations from this relationship can occur in any given year for a number of reasons. For instance, our results can diverge from industry-wide activity where there are material variances from the level of industry-wide M&A activity in a particular market where Lazard has greater or lesser relative market share, or regarding the relative number of our advisory engagements with respect to larger-sized transactions, and where we are involved in non-public or sovereign advisory assignments.
Asset Management
The percentage change in major equity market indices at September 30, 2023, as compared to such indices at June 30, 2023, December 31, 2022 and at September 30, 2022, is shown in the table below:

	Percentage Changes September 30, 2023 vs.
	June 30, 2023	December 31, 2022	September 30, 2022
MSCI World Index	(3)%	11%	22%
Euro Stoxx	(5)%	13%	30%
MSCI Emerging Market	(3)%	2%	12%
S&P 500	(3)%	13%	22%
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
Financial Statement Overview
Net Revenue
The majority of Lazard’s Financial Advisory net revenue historically has been earned from the successful completion of M&A transactions, capital markets advisory, shareholder advisory, restructuring and liability management, sovereign advisory, geopolitical advisory, and other strategic advisory matters and capital raising and placement. The main drivers of Financial Advisory net revenue are overall M&A activity, the level of corporate debt defaults and the environment for capital raising activities, particularly in the industries and geographic markets in which Lazard focuses. In some client engagements, often those involving financially distressed companies, revenue is earned in the form of retainers and similar fees that are contractually agreed upon with each client for each assignment and are not necessarily linked to the completion of a transaction. In addition, Lazard also earns fees from providing strategic advice to clients, with such fees not being dependent on a specific transaction, and may also earn fees in connection with public and private securities offerings. Significant fluctuations in Financial Advisory net revenue can occur over the course of any given year, because a significant portion of such net revenue is earned upon the successful completion of a transaction, restructuring or capital raising activity, the timing of which is uncertain and is not subject to Lazard’s control.
Lazard’s Asset Management segment principally includes Lazard Asset Management LLC (together with its subsidiaries (“LAM”), Lazard Frères Gestion SAS (“LFG”) and Edgewater Funds (“Edgewater”). Asset Management net revenue is derived from fees for investment management and advisory services provided to clients. As noted above, the main driver of Asset Management net revenue is the level and product mix of AUM, which is generally influenced by the performance of the global equity markets and, to a lesser extent, fixed income markets as well as Lazard’s investment performance, which impacts its ability to successfully attract and retain assets. As a result, fluctuations (including timing thereof) in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. Asset Management fees are generally based on the level of AUM measured daily, monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations, currency fluctuations, changes in product mix, or net client asset flows will result in a corresponding increase or decrease in management fees. The majority of our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In addition, as Lazard’s AUM includes significant amounts of assets that are denominated in currencies other than U.S. Dollars, changes in the value of the U.S. Dollar relative to foreign currencies will impact the value of Lazard’s AUM and the overall amount of management fees generated by the AUM. Fees vary with the type of assets managed and the vehicle in which they are managed, with higher fees earned on equity assets and alternative investment funds, such as hedge funds and private equity funds, and lower fees earned on fixed income and cash management products.
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
Corporate segment net revenue consists primarily of investment gains and losses on the Company’s investments to seed strategies and funds in our Asset Management business and principal investments in private equity funds, net of hedging activities, as well as gains and losses on investments held in connection with Lazard Fund Interests (“LFI”) and interest income and interest expense. Corporate net revenue also can fluctuate due to changes in the fair value of debt and equity securities, as well as due to changes in interest and currency exchange rates and in the levels of cash, investments and indebtedness.
Corporate segment total assets represented 52% of Lazard’s consolidated total assets as of September 30, 2023, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds, deferred tax assets and certain other assets associated with LFB.
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
(ii)the portion of investments in people (e.g., “sign-on” bonuses or retention awards) and other special deferred incentive compensation awards including stock performance-based restricted participation units (“SPRPUs”) that is applicable to the fiscal year the award becomes effective; and
(iii)amounts in excess of the target payout level for PRSU and PRPU awards at the end of their respective performance periods; and
•we reduce the amounts in (i), (ii) and (iii) above by an estimate of future forfeitures with respect to such awards.
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

Cost-Saving Initiatives
The Company is conducting firm-wide cost-saving initiatives over the course of 2023. See Note 14 of Notes to Condensed Consolidated Financial Statements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in thousands)
Net Revenue	$524,495	$723,881	$1,709,778	$2,056,729
Operating Expenses:
Compensation and benefits	364,060	418,140	1,380,814	1,175,662
Non-compensation	161,582	146,009	509,536	431,841
Amortization and other acquisition-related costs	96	15	239	45
Total operating expenses	525,738	564,164	1,890,589	1,607,548
Operating Income (Loss)	(1,243)	159,717	(180,811)	449,181
Provision (benefit) for income taxes	(29,374)	20,535	67,405	55,533
Net Income (Loss)	28,131	139,182	(248,216)	393,648
Less - Net Income (Loss) Attributable to Noncontrolling Interests	(364)	16,996	10,245	20,265
Net Income (Loss) Attributable to Lazard Group	$28,495	$122,186	$(258,461)	$373,383
Operating Income (Loss), as a % of net revenue	(0.2)%	22.1%	(10.6)%	21.8%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in thousands)
Operating Revenue:
Net revenue	$524,495	$723,881	$1,709,778	$2,056,729
Adjustments:
Interest expense (a)	18,739	18,778	56,294	56,408
Distribution fees, reimbursable deal costs, bad debt expense and other (b)	(23,879)	(16,686)	(76,898)	(52,533)
Asset impairment charges	-	-	19,129	-
Revenue related to noncontrolling interests (c)	(2,895)	(20,847)	(19,955)	(32,302)
(Gains) losses on investments pertaining to LFI (d)	10,598	16,180	(15,530)	65,601
Losses associated with cost-saving initiatives (e)	4,990	-	4,990	-
Operating revenue	$532,048	$721,306	$1,677,808	$2,093,903
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
(e)Represents losses associated with the closing of certain offices as part of the cost-saving initiatives including the reclassification of currency translation adjustments to earnings from accumulated other comprehensive loss and transactions related to foreign currency exchange.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$364,060	$418,140	$1,380,814	$1,175,662
Adjustments:
Noncontrolling interests (a)	(2,636)	(2,986)	(7,497)	(8,969)
(Charges) credits pertaining to LFI (b)	10,598	16,180	(15,530)	65,601
Expenses associated with senior management transition (c)	-	-	(10,674)	-
Expenses associated with cost-saving initiatives	(8,433)	-	(162,521)	-
Adjusted compensation and benefits expense	$363,589	$431,334	$1,184,592	$1,232,294
Adjusted compensation and benefits expense, as a % of operating revenue	68.3%	59.8%	70.6%	58.9%
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
(c)Represents expenses associated with senior management transition reflecting the departure of certain executive officers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$161,582	$146,009	$509,536	$431,841
Adjustments:
Expenses relating to office space reorganization (a)	-	(933)	-	(2,928)
Distribution fees, reimbursable deal costs, bad debt expense and other (b)	(23,879)	(16,686)	(76,898)	(52,533)
Noncontrolling interests (c)	(625)	(866)	(2,215)	(3,070)
Expenses associated with cost-saving initiatives	(2,110)	-	(12,207)	-
Adjusted non-compensation expense	$134,968	$127,524	$418,216	$373,310
Adjusted non-compensation expense, as a % of operating revenue	25.4%	17.7%	24.9%	17.8%
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

(c)Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in thousands)
Earnings From Operations:
Operating revenue	$532,048	$721,306	$1,677,808	$2,093,903
Deduct:
Adjusted compensation and benefits expense	(363,589)	(431,334)	(1,184,592)	(1,232,294)
Adjusted non-compensation expense	(134,968)	(127,524)	(418,216)	(373,310)
Earnings from operations	$33,491	$162,448	$75,000	$488,299
Earnings from operations, as a % of operating revenue	6.3%	22.5%	4.5%	23.3%
Headcount information is set forth below:

	As of
	September 30, 2023 (a)	December 31, 2022	September 30, 2022
Headcount:
Managing Directors:
Financial Advisory	215	211	209
Asset Management	117	120	119
Corporate	24	25	24
Total Managing Directors	356	356	352
Other Business Segment Professionals and Support Staff:
Financial Advisory	1,413	1,452	1,444
Asset Management	1,105	1,105	1,109
Corporate	443	476	470
Total	3,317	3,389	3,375
____________________________________
(a)Includes reductions associated with the cost-saving initiatives as of September 30, 2023.
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
Three Months Ended September 30, 2023 versus September 30, 2022
The Company reported net income attributable to Lazard Group of $28 million, as compared to net income attributable to Lazard Group of $122 million in the 2022 period.
Net revenue decreased $199 million, or 28%, with operating revenue decreasing $189 million, or 26%, as compared to the 2022 period. Fee revenue from investment banking and other advisory activities decreased $185 million, or 41%, as compared to the 2022 period. Asset management fees, including incentive fees, decreased $13 million, or 5%, as compared to the 2022 period. In the aggregate, interest income, other revenue and interest expense remained substantially the same, as compared to the 2022 period.

Compensation and benefits expense decreased $54 million, or 13% as compared to the 2022 period.
Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $364 million, a decrease of $68 million, or 16%, as compared to $431 million in the 2022 period. The ratio of adjusted compensation and benefits expense to operating revenue was 68.3% for the 2023 period, as compared to 59.8% for the 2022 period.
Non-compensation expense increased $16 million, or 11%, as compared to the 2022 period. Adjusted non-compensation expense increased $7 million, or 6%, as compared to the 2022 period. The ratio of adjusted non-compensation expense to operating revenue was 25.4% for the 2023 period, as compared to 17.7% for the 2022 period.
The Company reported an operating loss of $1 million, as compared to operating income of $160 million in the 2022 period.
Earnings from operations decreased $129 million, or 79%, as compared to the 2022 period, and, as a percentage of operating revenue, were 6.3% for the 2023 period, as compared to 22.5% in the 2022 period.
The provision for income taxes reflects an effective tax rate of 2,363.2%, as compared to 12.9% for the 2022 period. The change in the effective tax rate principally relates to changes in the geographic mix of earnings inclusive of losses without tax benefits and the impact of discrete items.

Net income attributable to noncontrolling interests was de minimis in the 2023 period as compared to income of $17 million in the 2022 period.
Nine Months Ended September 30, 2023 versus September 30, 2022
The Company reported net loss attributable to Lazard Group of $258 million, as compared to net income attributable to Lazard Group of $373 million in the 2022 period.
Net revenue decreased $347 million, or 17%, with operating revenue decreasing $416 million, or 20%, as compared to the 2022 period. Fee revenue from investment banking and other advisory activities decreased $351 million, or 28%, as compared to the 2022 period. Asset management fees, including incentive fees, decreased $64 million, or 7%, as compared to the 2022 period. In the aggregate, interest income, other revenue and interest expense increased $68 million, as compared to the 2022 period.
Compensation and benefits expense, which included $163 million associated with the cost-saving initiatives in 2023, increased $205 million, or 17% as compared to the 2022 period.
Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $1,185 million, a decrease of $48 million, or 4%, as compared to $1,232 million in the 2022 period. The ratio of adjusted compensation and benefits expense to operating revenue was 70.6% for the 2023 period, as compared to 58.9% for the 2022 period.
Non-compensation expense increased $78 million, or 18.0%, as compared to the 2022 period, primarily due to higher travel and business development expenses and professional services expenses, continued investments in technology and expenses associated with the cost-saving initiatives in 2023. Adjusted non-compensation expense increased $45 million, or 12.0%, as compared to the 2022 period. The ratio of adjusted non-compensation expense to operating revenue was 24.9% for the 2023 period, as compared to 17.8% for the 2022 period.
The Company reported an operating loss of $181 million, as compared to operating income of $449 million in the 2022 period.
Earnings from operations decreased $413 million, or 85%, as compared to the 2022 period, and, as a percentage of operating revenue, were 4.5% for the 2023 period, as compared to 23.3% in the 2022 period.

The provision for income taxes reflects an effective tax rate of (37.3)%, as compared to 12.4% for the 2022 period. The change in the effective tax rate principally relates to changes in the geographic mix of earnings inclusive of losses without tax benefits and the impact of discrete items.

Net income attributable to noncontrolling interests decreased $10 million as compared to the 2022 period.
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
Financial Advisory
The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in thousands)
Net Revenue	$266,156	$453,084	$895,313	$1,248,926
Operating Expenses (a)	294,848	337,025	1,057,506	947,466
Operating Income (Loss)	$(28,692)	$116,059	$(162,193)	$301,460
Operating Income (Loss), as a % of net revenue	(10.8)%	25.6%	(18.1)%	24.1%
________________________________________

(a) See Note 14 of Notes to Condensed Consolidated Financial Statements for information regarding cost-saving initiatives.
Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	64	88	201	234
Percentage of total Financial Advisory net revenue from top 10 clients	35%	32%	22%	21%
Number of M&A transactions completed with values greater than $500 million (a)	11	23	32	71
________________________________________

(a)Source: Dealogic as of October 4, 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Americas	59%	55%	56%	56%
EMEA	38	44	43	43
Asia Pacific	3	1	1	1
Total	100%	100%	100%	100%
The Company’s managing directors and many of its professionals have significant experience, and many of them are able to use this experience to advise on a combination of M&A, restructuring and other strategic advisory matters, depending on clients’ needs. This adaptability enables Lazard to more effectively deploy its professionals to best advantage based on the often counter-cyclical nature of restructuring as compared to our M&A business. While Lazard measures revenue by practice area, Lazard does not separately measure the costs or profitability of M&A services as compared to restructuring or other services. Accordingly, Lazard measures performance in its Financial Advisory segment based on overall segment operating revenue and operating income margins.
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
Three Months Ended September 30, 2023 versus September 30, 2022
Financial Advisory net revenue decreased $187 million, or 41%, as compared to the 2022 period. The decrease in Financial Advisory net revenue was primarily driven by decreased number of completed M&A transactions with values greater than $500 million as compared to the 2022 period, reflecting a significant decline in industry-wide completed M&A transactions.
Operating expenses decreased $42 million, or 13%, as compared to the 2022 period primarily due to a decrease in compensation and benefits expense associated with decreased operating revenue.
Financial Advisory operating loss was $29 million as compared to operating income of $116 million in the 2022 period and, as a percentage of net revenue, was (10.8)%, as compared to 25.6% in the 2022 period.
Nine Months Ended September 30, 2023 versus September 30, 2022
Financial Advisory net revenue decreased $354 million, or 28%, as compared to the 2022 period. The decrease in Financial Advisory net revenue was primarily driven by decreased number of completed M&A transactions with values greater than $500 million as compared to the 2022 period, reflecting a significant decline in industry-wide completed M&A transactions.
Operating expenses, which included $88 million associated with cost-saving initiatives in the 2023 period, increased $110 million, or 12%, as compared to the 2022 period.
Financial Advisory operating loss was $162 million as compared to operating income of $301 million in the 2022 period and, as a percentage of net revenue, was (18.1)%, as compared to 24.1% in the 2022 period.

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
Either directly, or through our third-party vendors, we perform a variety of regular due diligence procedures on our pricing service providers.
The following table shows the composition of AUM for the Asset Management segment:

	As of
	September 30, 2023	December 31, 2022
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$23,606	$21,557
Global	49,709	46,861
Local	48,016	47,504
Multi-Regional	53,417	51,473
Total Equity	174,748	167,395
Fixed Income:
Emerging Markets	9,069	8,944
Global	10,924	11,029
Local	5,868	5,352
Multi-Regional	19,317	18,061
Total Fixed Income	45,178	43,386
Alternative Investments	3,593	3,812
Other Alternative Investments	2,799	-
Private Equity	1,298	1,038
Cash Management	648	494
Total AUM	$228,264	$216,125
Total AUM at September 30, 2023 was $228 billion, an increase of $12 billion, or 6%, as compared to total AUM of $216 billion at December 31, 2022 due to market appreciation partially offset by foreign exchange depreciation. Average AUM for the three month period ended September 30, 2023 increased 11% as compared to the three month period ended September 30, 2022 and remained substantially the same as compared to the nine month period ended September 30, 2022.
As of September 30, 2023, approximately 84% of our AUM was managed on behalf of institutional clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, compared to 85% as of December 31, 2022. As of September 30, 2023, approximately 16% of our AUM was managed on behalf of individual client relationships, which was principally with family offices and individuals, compared to approximately 15% as of December 31, 2022.

As of September 30, 2023, AUM with foreign currency exposure represented approximately 63% of our total AUM as compared to 65% at December 31, 2022. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.
The following is a summary of changes in AUM by asset class for the three month and nine month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$184,725	$4,910	$(6,882)	$(1,972)	$(5,723)	$(2,282)	$174,748
Fixed Income	45,851	2,068	(1,658)	410	(121)	(962)	45,178
Other	8,764	290	(722)	(432)	93	(87)	8,338
Total	$239,340	$7,268	$(9,262)	$(1,994)	$(5,751)	$(3,331)	$228,264
Inflows in the Equity asset class were primarily attributable to the Global platform, and inflows in the Fixed Income asset class were primarily attributable to the Multi-Regional platform. Outflows in the Equity asset class were primarily attributable to the Global, Multi-Regional and Local platforms, and outflows in the Fixed Income asset class were primarily attributable to the Multi-Regional and Global platforms.

	Nine Months Ended September 30, 2023
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$167,395	$17,751	$(21,299)	$(3,548)	$13,124	$(2,223)	$174,748
Fixed Income	43,386	7,178	(6,407)	771	1,308	(287)	45,178
Other	5,344	4,744	(1,959)	2,785	274	(65)	8,338
Total	$216,125	$29,673	$(29,665)	$8	$14,706	$(2,575)	$228,264
Inflows include approximately $3.9 billion related to a wealth management acquisition.
Inflows in the Equity asset class were primarily attributable to the Global, Multi Regional and Emerging Markets platforms, and inflows in the Fixed Income asset class were primarily attributable to the Multi-Regional and Global platforms. Outflows in the Equity asset class were primarily attributable to the Global, Multi-Regional and Local platforms, and outflows in the Fixed Income asset class were primarily attributable to the Multi-Regional and Global platforms.

	Three Months Ended September 30, 2022
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

	Nine Months Ended September 30, 2022
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
Average AUM for the three month and nine month periods ended September 30, 2023 and 2022 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in millions)
Average AUM by Asset Class:
Equity	$181,629	$166,976	$179,355	$184,027
Fixed Income	46,198	39,109	45,753	42,376
Alternative Investments	3,760	4,089	3,944	4,288
Other Alternative Investments	2,769	-	2,104	-
Private Equity	1,297	1,114	1,033	1,203
Cash Management	645	971	628	945
Total Average AUM	$236,298	$212,259	$232,817	$232,839
The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in thousands)
Net Revenue	$284,855	$298,797	$857,212	$926,449
Operating Expenses (a)	232,011	233,614	749,281	707,676
Operating Income	$52,844	$65,183	$107,931	$218,773
Operating Income, as a % of net revenue	18.6%	21.8%	12.6%	23.6%
________________________________________

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Americas	43%	52%	42%	49%
EMEA	46	37	45	40
Asia Pacific	11	11	13	11
Total	100%	100%	100%	100%
Asset Management Results of Operations
Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.
Three Months Ended September 30, 2023 versus September 30, 2022
Asset Management net revenue decreased $14 million or 5%, as compared to the 2022 period. Management fees and other revenue was $283 million, an increase of $6 million, or 2%, as compared to $277 million in the 2022 period. Incentive fees were $2 million, a decrease of $20 million as compared to $22 million in the 2022 period.
Operating expenses decreased $2 million, or 1%, as compared to the 2022 period.
Asset Management operating income was $53 million, a decrease of $12 million, or 19%, as compared to operating income of $65 million in the 2022 period and, as a percentage of net revenue, was 18.6%, as compared to 21.8% in the 2022 period.
Nine Months Ended September 30, 2023 versus September 30, 2022
Asset Management net revenue decreased $69 million, or 7%, as compared to the 2022 period. Management fees and other revenue was $844 million, a decrease of $29 million, or 3%, as compared to $872 million in the 2022 period. Incentive fees were $14 million, a decrease of $40 million as compared to $54 million in the 2022 period.
Operating expenses, which included $53 million associated with cost-saving initiatives in the 2023 period, increased $42 million, or 6%, as compared to the 2022 period.
Asset Management operating income was $108 million, a decrease of $111 million, or 51%, as compared to operating income of $219 million in the 2022 period and, as a percentage of net revenue, was 12.6%, as compared to 23.6% in the 2022 period.

Corporate
The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in thousands)
Interest Income	$4,862	$6,023	$15,068	$8,957
Interest Expense	(18,636)	(18,840)	(56,166)	(56,963)
Net Interest Expense	(13,774)	(12,817)	(41,098)	(48,006)
Other Revenue (Loss)	(12,742)	(15,183)	(1,649)	(70,640)
Net Revenue (Loss)	(26,516)	(28,000)	(42,747)	(118,646)
Operating Expenses (Credits) (a)	(1,121)	(6,475)	83,802	(47,594)
Operating Loss	$(25,395)	$(21,525)	$(126,549)	$(71,052)
________________________________________

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
Three Months Ended September 30, 2023 versus September 30, 2022
Net interest expense increased $1 million, or 7%, as compared to the 2022 period.
Other revenue (loss) reflects losses in both periods attributable to investments held in connection with LFI.
Operating expenses increased $5 million as compared to the 2022 period.
Nine Months Ended September 30, 2023 versus September 30, 2022
Net interest expense decreased $7 million, or 14%, as compared to the 2022 period.
Other revenue (loss) was positively impacted by gains attributable to investments held in connection with LFI in the 2023 period, as compared to losses in the 2022 period. Such gains in the 2023 period were offset by losses incurred from the impairment of equity method investments and the liquidation of LGAC in February 2023.
Operating expenses increased $131 million as compared to the 2022 period, primarily due to $33 million associated with cost-saving initiatives in the 2023 period, and charges in the 2023 period as compared to credits in the 2022 period pertaining to LFI.
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
Summary of Cash Flows:

	Nine Months Ended September 30,
	2023	2022
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income (loss)	$(248)	$394
Adjustments to reconcile net income to net cash provided by operating activities (a)	475	412
Other operating activities (b)	(399)	(286)
Net cash provided by (used in) operating activities	(172)	520
Investing activities	(29)	(32)
Financing activities (c)	(1,380)	(582)
Effect of exchange rate changes	(5)	(354)
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(1,586)	(448)
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	2,585	3,401
End of Period	$999	$2,953
________________________________________
(a)Consists of the following:

	Nine Months Ended September 30,
	2023	2022
	($ in millions)
Depreciation and amortization of property	$32	$32
Noncash lease expense	48	46
Currency translation adjustment reclassification	2	-
Amortization of deferred expenses and share-based incentive compensation	353	332
Deferred tax provision (benefit)	(10)	2
Impairment of equity method investments and other receivables	23	-
Impairment of assets associated with cost-saving initiatives	9	-
Loss on LGAC liquidation	18	-
Total	$475	$412
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

Sources and Uses of Liquidity
Net revenue, operating income and cash receipts fluctuate significantly between periods and could be affected by various risks and uncertainties. While cash flow from Asset Management activities is relatively stable, in the case of Financial Advisory, fee receipts are generally dependent upon the successful completion of client transactions, the occurrence and timing of which is irregular and not subject to Lazard’s control.
Liquidity is significantly impacted by cash payments for incentive compensation, a significant portion of which are made during the first three months of the year. As a consequence, cash on hand generally declines in the beginning of the year and gradually builds over the remainder of the year. We also pay certain tax advances during the year on behalf of certain managing directors, which serve to reduce their respective incentive compensation payments. Additionally, we made payments in August 2023 with respect to deferred cash awards and anticipate payments throughout the year relating to severance and other employee termination costs associated with the cost-saving initiatives (See Note 14 of Notes to Condensed Consolidated Financial Statements).
Liquidity is also affected by the level of deposits and other customer payables, principally at LFB. To the extent that such deposits and other customer payables rise or fall, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”. In the first nine months of 2023, as reflected on the condensed consolidated statements of financial condition, both “deposits with banks and short-term investments” and “deposits and other customer payables” decreased as compared to December 31, 2022, and reflect the level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG.
We regularly monitor our liquidity position, including cash levels, lease obligations, investments, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, distributions to members, purchases of shares of common stock and matters relating to liquidity and to compliance with regulatory net capital requirements. At September 30, 2023, Lazard had approximately $645 million of cash, including approximately $380 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings. We expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.
As of September 30, 2023, the Company’s remaining lease obligations were $20 million for 2023 (October 1 through December 31), $154 million from 2024 through 2025, $126 million from 2026 through 2027 and $281 million through 2033.
As of September 30, 2023, Lazard had approximately $209 million in unused lines of credit available to it, including a $200 million, five-year, senior revolving credit facility under the Second Amended and Restated Credit Agreement.
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
As long as the lenders’ commitments remain in effect, any loan pursuant to the Second Amended and Restated Credit Agreement remains outstanding and unpaid or any other amount is due to the lending bank group, the Second Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00, provided that the Consolidated Leverage Ratio may be greater than 3.25 to 1.00 for four (consecutive or nonconsecutive) quarters so long as it is not greater than 3.50 to 1.00 on the last day of any such quarter, or (ii) its Consolidated Interest Coverage Ratio (as defined in the Second Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended September 30, 2023, Lazard Group was in compliance with such ratios, with its Consolidated Leverage Ratio being 2.86 to 1.00 and its Consolidated Interest Coverage Ratio being 11.51 to 1.00. In any event, no amounts were outstanding under the Second Amended and Restated Credit Agreement as of September 30, 2023.

In addition, the Second Amended and Restated Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At September 30, 2023, the Company was in compliance with all of these provisions.
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
Senior Debt
The table below sets forth our corporate indebtedness as of September 30, 2023 and December 31, 2022. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		September 30, 2023			December 31, 2022
Senior Debt	Maturity	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2025 Senior Notes	2025	$400.0	$0.7	$399.3	$400.0	$1.0	$399.0
Lazard Group 2027 Senior Notes	2027	300.0	1.3	298.7	300.0	1.6	298.4
Lazard Group 2028 Senior Notes	2028	500.0	4.2	495.8	500.0	4.9	495.1
Lazard Group 2029 Senior Notes	2029	500.0	4.2	495.8	500.0	4.8	495.2
		$1,700.0	$10.4	$1,689.6	$1,700.0	$12.3	$1,687.7
The indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants (none of which relate to financial condition), events of default and other customary provisions. At September 30, 2023, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.
See Note 9 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Members’ Equity
At September 30, 2023, total members’ equity was $100 million, as compared to $467 million at December 31, 2022, including $55 million and $358 million attributable to Lazard Group on the respective dates. The net activity in members’ equity during the nine month period ended September 30, 2023 is reflected in the table below (in millions of dollars):

Members’ Equity - January 1, 2023	$467
Increase (decrease) due to:
Net loss (a)	(254)
Other comprehensive income	3
Amortization of share-based incentive compensation	210
Purchase of common stock	(102)
Settlement of share-based incentive compensation (b)	(54)
Distributions to members and noncontrolling interests	(124)
LFI Consolidated Funds	(74)
Reversal to net loss of amounts previously charged to members' equity and noncontrolling interests	18
Reversal of deferred offering costs liability	20
Other - net	(10)
Members’ Equity - September 30, 2023	$100
________________________________________

(a)Excludes net income associated with redeemable noncontrolling interests of $6 million in 2023.
(b)The tax withholding portion of share-based compensation is settled in cash, not shares.
The Board of Directors of Lazard has issued a series of authorizations to repurchase common stock, which help offset the dilutive effect of our share-based incentive compensation plans. Lazard Ltd aims to repurchase at least as many shares as it expects to issue pursuant to such compensation plans in respect of year-end incentive compensation attributable to the prior year. The rate at which Lazard Ltd purchases shares in connection with this annual objective may vary from period to period due to a variety of factors. Purchases with respect to such program are set forth in the table below:

Nine Months Ended September 30:	Number of Shares Purchased	Average Price Per Share
2022	17,249,880	$35.49
2023	2,782,662	$36.67
As of September 30, 2023, a total of $200 million of share repurchase authorization remained available under Lazard Ltd’s share repurchase program, which authorization will expire on December 31, 2024.
During the nine month period ended September 30, 2023, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.
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
Compensation Liabilities
Annual discretionary compensation represents a significant portion of our annual compensation and benefits expense. We allocate the estimated amount of such annual discretionary compensation to interim periods in proportion to the amount of operating revenue earned in such periods based on an estimated annual ratio of adjusted compensation and benefits expense to operating revenue. See “Financial Statement Overview—Operating Expenses” for more information on our periodic compensation and benefits expense.
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
Seed investments held in entities in which the Company maintained a controlling interest were $89 million in nine entities as of September 30, 2023, as compared to $112 million in thirteen entities as of December 31, 2022. LFI investments held in entities in which the Company maintained a controlling interest were $150 million in ten entities as of September 30, 2023, as compared to $139 million in nine entities as of December 31, 2022.
As of September 30, 2023 and December 31, 2022, the Company did not consolidate any seed investment entities or LFI investment entities, with the exception of the consolidation of certain LFI funds (see Note 19 of Notes to Condensed Consolidated Financial Statements). As such, seed investments and substantially all of LFI investments included in “investments” on the consolidated statements of financial condition represented the Company’s economic interest in the seed and LFI investments.
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
Data relating to investments is set forth below:

	September 30, 2023	December 31, 2022
	($ in thousands)
Seed investments by asset class:
Debt	$4,481	$-
Equities (a)	101,723	126,632
Fixed income	15,151	14,774
Alternative investments	31,809	31,634
Private equity	18,219	18,508
Total seed investments	171,383	191,548
Other investments owned:
Private equity	10,987	18,876
Fixed income and other	2,223	23,337
Total other investments owned	13,210	42,213
Subtotal	184,593	233,761
Add:
Private equity consolidated, not owned	15,295	16,438
Equity method	-	15,481
LFI	457,992	433,297
Total investments	$657,880	$698,977
_______________________

(a)At September 30, 2023 and December 31, 2022, seed investments in directly owned equity securities were invested as follows:

	September 30, 2023	December 31, 2022
Percentage invested in:
Financials	15%	15%
Consumer	31	34
Industrial	13	12
Technology	20	17
Other	21	22
Total	100%	100%
The Company makes investments primarily to seed strategies and funds in our Asset Management business or to reduce exposure arising from LFI and other similar deferred compensation arrangements. The Company measures its net economic exposure to market and other risks arising from investments that it owns, excluding (i) investments held in connection with LFI and other similar deferred compensation arrangements, (ii) investments in funds owned entirely by the noncontrolling interest holders of certain acquired entities and (iii) investments accounted for under the equity method of accounting.
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
Equity Market Price Risk—At September 30, 2023 and December 31, 2022, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $140 million and $147 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net (increase) decrease of approximately $(0.8) million and $2.0 million in the carrying value of such investments as of September 30, 2023 and December 31, 2022, respectively, including the effect of the hedging transactions.
Interest Rate and Credit Spread Risk—At September 30, 2023 and December 31, 2022, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $17 million and $53 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a net decrease of approximately $0.01 million and $0.1 million in the carrying value of such investments as of September 30, 2023 and December 31, 2022, respectively, including the effect of the hedging transactions.
Foreign Exchange Rate Risk—At September 30, 2023 and December 31, 2022, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities was $65 million and $63 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a net decrease of approximately $1.4 million and $3.0 million in the carrying value of such investments as of September 30, 2023 and December 31, 2022, respectively, including the effect of the hedging transactions.
Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At September 30, 2023 and December 31, 2022, the Company’s exposure to changes in fair value of such investments was approximately $29 million and $37 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $2.9 million and $3.7 million in the carrying value of such investments as of September 30, 2023 and December 31, 2022, respectively.
For additional information regarding risks associated with our investments, see Item 1A, “Risk Factors—Other Business Risks—Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios” in our Form 10-K.
Risks Related to Receivables
We maintain an allowance for credit losses to provide coverage for expected losses from our receivables. We determine the adequacy of the allowance by estimating the expected credit losses based on our analysis of the client’s creditworthiness and specifically provide for exposures where we determine the receivables are uncollectible. At September 30, 2023, total receivables amounted to $710 million, net of an allowance for credit losses of $21 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries and customers and other receivables comprised 71%, 11% and 18% of total receivables, respectively. At December 31, 2022, total receivables amounted to $727 million, net of an allowance for credit losses of $18 million. As of that date, Financial Advisory and

Asset Management fees, receivables from Lazard Ltd subsidiaries and customers and other receivables comprised 68%, 10% and 22% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 3 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.
LFG and LFB offer wealth management and banking services to high net worth individuals and families. At September 30, 2023 and December 31, 2022, customers and other receivables included $90 million and $129 million, respectively, of LFB loans. Such loans were fully collateralized and monitored for counterparty creditworthiness. Therefore, there was no allowance for credit losses required at those dates related to such receivables.
Credit Concentrations
The Company monitors its exposures to individual counterparties and diversifies where appropriate to reduce the exposure to concentrations of credit.
Risks Related to Derivatives
Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain investments that seed strategies and funds in our Asset Management business. Derivative contracts are recorded at fair value. Net derivative assets amounted to $4 million and $15 million at September 30, 2023 and December 31, 2022, respectively, and net derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements amounted to $2 million and $1 million at September 30, 2023 and December 31, 2022, respectively.
The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $341 million and $326 million at September 30, 2023 and December 31, 2022, respectively.
Risks Related to Cash and Cash Equivalents and Corporate Indebtedness
A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of September 30, 2023, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $6 million in the event interest rates were to increase by 1% and decrease by approximately $6 million if rates were to decrease by 1%.
As of September 30, 2023, the Company’s cash and cash equivalents totaled approximately $645 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and (iii) in short-term certificates of deposit from such banks. Cash and cash equivalents are continuously monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

10.11*
Amendment to Amended and Restated Agreement Relating to Retention and Noncompetition and Other Covenants, dated as of May 25, 2023, by and among the Registrant, Lazard Ltd and Peter R. Orszag (incorporated by reference to Exhibit 10.2 to Lazard Ltd’s Current Report on Form 8-K (File No.001-32492) filed on May 26,2023).

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

10.19*
Letter Agreement, dated as of August 23, 2023, by and between the Registrant and Mary Ann Betsch (incorporated by reference to Exhibit 10.2 to Lazard Ltd's Current Report on Form 8-K (File No. 001-32492) filed on August 25, 2023).

10.20*	Letter Agreement, dated as of June 29, 2023, by and between Lazard Frères & Co. LLC and Michael Gathy.

10.21*
Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.22*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to Lazard Ltd’s Quarterly Report on Form 10-Q (File No.001-32492) filed on May 11, 2006).

10.23
Second Amended and Restated Credit Agreement, date as of June 6, 2023, among the Registrant, the Banks from time to time thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on July 31, 2023).

10.24*
Form of Agreement for Performance-Based Profits Interest Participation Right Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q (File No. 333-126751) filed on April 30, 2019).

10.25*
First Amendment to the Lazard Ltd 2018 Incentive Compensation Plan (incorporated by reference to Annex B to Lazard Ltd’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 16, 2021).

10.26*
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

10.28*
Form of Agreement for Profits Interest Participation Right Units under the 2018 Compensation Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q (File No. 333-126751) filed on May 4, 2021).

10.29*
Form of Agreement for Profits Interest Participation Right Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on May 2, 2023).

10.30*
Form of Agreement evidencing grant of Restricted Stock Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on May 2, 2023).

10.31*
Form of Agreement evidencing grant of Stock Performance Profits Interest Participation Rights Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on August 25, 2023.

31.1	Rule 13a-14(a) Certification of Peter R. Orszag.

31.2	Rule 13a-14(a) Certification of Mary Ann Betsch.

32.1	Section 1350 Certification for Peter R. Orszag.

32.2	Section 1350 Certification for Mary Ann Betsch.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________________
*Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: October 27, 2023

LAZARD GROUP LLC

By:	/s/ Mary Ann Betsch
Name:	Mary Ann Betsch
Title:	Chief Financial Officer

By:	/s/ Michael Gathy
Name:	Michael Gathy
Title:	Chief Accounting Officer