Form 10-K
period 2023-12-31
Lazard Group LLC
filed 2024-02-23
CIK 1326141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to______________
333-126751
(Commission File Number)
__________________________________
LAZARD GROUP LLC
(Exact name of registrant as specified in its charter)
__________________________________

Delaware	51-0278097
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
30 Rockefeller Plaza
New York, NY 10112
(Address of principal executive offices)
Registrant’s telephone number: (212) 632-6000
__________________________________
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
If the Registrant is an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023 none of the Registrant’s common membership interests were held by non-affiliates.
As of January 31, 2024, in addition to profit participation interests, there were two managing member interests outstanding.
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

LAZARD GROUP LLC
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
i

Part I
When we use the terms “Lazard Group”, “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company, that is the current holding company for the subsidiaries that conduct our businesses. Lazard Ltd completed its conversion on January 1, 2024 (the “Conversion”) from an exempted company incorporated under the laws of Bermuda named Lazard Ltd to a U.S. C-Corporation named Lazard, Inc., a company incorporated under the laws of the state of Delaware, whose common stock (“common stock”) is publicly traded on the New York Stock Exchange under the symbol “LAZ”. Lazard, Inc.’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard, Inc.’s primary operating asset is its indirect ownership as of December 31, 2023 of all of the common membership interests in Lazard Group. Lazard, Inc. controls Lazard Group through two of its indirect wholly-owned subsidiaries that are co-managing members of Lazard Group.

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
Item 1.    Business
Lazard, one of the world’s preeminent financial advisory and asset management firms, operates in North and South America, Europe, the Middle East, Asia and Australia. With origins dating to 1848, we have long specialized in crafting solutions to the complex financial and strategic challenges of a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals.
Principal Business Lines
We focus primarily on two business segments: Financial Advisory and Asset Management. We believe that the mix of our activities across business segments, geographic regions, industries and investment strategies helps to diversify and stabilize our revenue stream.
Financial Advisory
Our Financial Advisory business offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding strategic and mergers and acquisitions (“M&A”) advisory, capital markets advisory, shareholder advisory, restructuring and liability management, sovereign advisory, geopolitical advisory and other strategic advisory matters and capital raising and placement. We focus on solving our clients’ most complex issues, providing advice to key decision-makers, senior management, boards of directors and business owners, as well as governments and governmental agencies, in transactions that typically are of significant strategic and financial importance to them.
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
While we strive to earn repeat business from our clients, we operate in a highly competitive environment in which there are no long-term contracted sources of revenue. Each revenue-generating engagement is separately negotiated and awarded. To develop new client relationships, and to develop new engagements from historical client relationships, we maintain an active dialogue with a large number of clients and potential clients, as well as with their financial and legal advisors, on an ongoing basis. We have gained a significant number of new clients each year through our business development initiatives, through recruiting additional senior investment banking professionals who bring with them client relationships and through referrals from directors, attorneys and other third parties with whom we have relationships. At the same time, we lose clients each year as a result of the sale, merger or restructuring of a client, a change in a client’s senior management, competition from other investment banks and other causes.

We earned $1 million or more from 299 clients for the year ended December 31, 2023. For the year ended December 31, 2023, the ten largest fee paying clients constituted approximately 19% of our Financial Advisory segment net revenue, with no client individually contributing more than 10% of segment net revenue.
We believe that we have been pioneers in offering international Financial Advisory services, with the establishment of our New York, Paris and London offices dating back to the nineteenth century. We maintain a major local presence in the United States (the “U.S.”), the United Kingdom (the “U.K.”) and France, with offices across the world as a part of our global network. For a full list of our current locations, visit www.lazard.com.
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
When we advise clients that are contemplating the sale of businesses, assets or an entire company, our services include advising on the sale process, providing valuation analyses, assisting in preparing an information memorandum or other appropriate sale materials and rendering, if appropriate, fairness opinions. We also identify and contact selected qualified potential acquirors and assist in negotiating and closing the proposed sale. As appropriate, we also advise our clients regarding potential financial and strategic alternatives to a sale, including recapitalizations, spin-offs, carve-outs and split-offs. We frequently provide advice with respect to the structure, timing and pricing of these alternatives.
With respect to companies in financial distress, we provide services to the company, creditors or other interested parties, which may include reviewing and analyzing the business, operations, properties, financial condition and prospects of the company, evaluating debt capacity, assisting in the determination of an appropriate capital structure, assisting in structuring and effecting the financial aspects of amendments to debt documents or exchange offers or refinancings, evaluating financial and strategic alternatives and assisting and participating in negotiations with affected entities or groups. If appropriate, we may provide financial advice and assistance in developing and seeking approval of a restructuring or reorganization plan, which may include a plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code or other similar court administered processes in non-U.S. jurisdictions. In such cases, we may assist in certain aspects of the implementation of such a plan, including advising and assisting in structuring and effecting the financial aspects of a sale or recapitalization, structuring new securities, other consideration or other inducements to be offered or issued, as well as assisting and participating in negotiations with affected entities or groups.
When we assist clients in connection with shareholder advisory and corporate preparedness matters, our services may include reviewing and analyzing the business, operations, properties, financial condition and prospects of the company, providing insights on the company’s shareholders and advising on defense measures and strategic alternatives potentially available to the company. Our advice may relate to a broad range of matters including M&A and capital markets transactions and activist situations.
When we assist clients in connection with their capital structure, we typically review and analyze structural alternatives, assist in long-term capital planning and advise and assist with respect to rating agency discussions and relationships, among other things.
When we assist clients in raising private or public market financing or capital, our services may include assisting clients in connection with securing, refinancing or restructuring bank loans or other debt, securing venture capital and other financial investor funding, originating and executing, or participating in, public underwritings and private placements of securities, and originating and executing private placements of partnership and similar interests in alternative investment funds such as leveraged buyout, mezzanine or real estate focused funds and single or multi-asset continuation funds.

We are at the forefront of providing independent advice to governments and governmental agencies in connection with economic developments. Lazard’s Sovereign Advisory Group has advised a number of countries and institutions with respect to sovereign debt and other financial matters.
Staffing
We staff each of our assignments with a team of quality professionals who have appropriate product, industry and geographic expertise. We pride ourselves on, and we believe we differentiate ourselves from our competitors by, being able to offer a high level of attention from senior personnel to our clients and organizing ourselves in such a way that managing directors who are responsible for securing and maintaining client relationships also actively participate in providing related advice and services. Our managing directors have significant experience, and many of them are able to use this experience to advise on M&A, financings, restructurings, capital structure, shareholder advisory and other transactions or financial matters, depending on our clients’ needs. Many of our managing directors and senior employees come from diverse backgrounds, such as senior leadership positions in corporations, government, law and strategic consulting, which we believe enhances our ability to offer sophisticated advice and customized solutions to our clients. As of December 31, 2023, our Financial Advisory segment had 210 managing directors and 1,392 other professionals and support staff.
Industries Served and Practice Areas
We seek to offer our services across most major industry groups, including, in many cases, sub-industry specialties. Managing directors and professionals in our M&A practice are organized to provide advice in the following major industry practice areas:
•consumer;
•financial institutions;
•health care and life sciences;
•industrials;
•power and energy/infrastructure;
•real estate;
•technology; and
•telecommunications, media and entertainment.
These groups are managed locally in each relevant geographic region and are coordinated globally, which allows us to bring local industry-specific knowledge to bear on behalf of our clients on a global basis. We believe that this enhances the scope and the quality of the advice that we can offer, which improves our ability to market our capabilities to clients.
In addition to our M&A and Restructuring and Liability Management practices, we also maintain specialties in the following distinct practice areas within our Financial Advisory business:
•government and sovereign advisory;
•capital structure debt and equity advisory;
•shareholder and corporate preparedness advisory;
•fundraising and arranging liquidity for third-party alternative investment funds;
•corporate finance and other services, including private placements, underwritten offerings related to our Financial Advisory business and transactions involving the exchange or issuance of securities; and
•geopolitical advisory.
We endeavor to coordinate the activities of the professionals in these areas with our M&A industry specialists in order to offer clients customized teams of cross-functional expertise spanning both industry and practice area expertise.

Strategy
Our focus in our Financial Advisory business is on:
•investing in our intellectual capital through senior professionals who we believe have strong client relationships and industry expertise;
•increasing our contacts with existing clients to further enhance our long-term relationships and our efforts in developing new client relationships;
•developing new client relationships;
•expanding the breadth and depth of our industry expertise and selectively adding or reinforcing practice areas, such as our Capital Markets Advisory, Shareholder Advisory, Sovereign Advisory and Geopolitical Advisory groups;
•coordinating our industry specialty activities on a global basis and increasing the integration of our industry experts in M&A with our other professionals;
•selectively bolstering our existing presence in certain local markets;
•broadening our geographic presence by adding new offices where opportunities arise;
•investing in our technology infrastructure and data science capabilities to enhance our business; and
•deploying our intellectual capital, strong client relationships and other assets to generate new revenue streams.
In addition to the investments made as part of this strategy, we believe that our Financial Advisory business may benefit from external market factors, including:
•demand for independent, sophisticated financial advice;
•recapitalization and related activities in developed and emerging markets;
•high corporate cash balances;
•attractive equity valuations, stable credit conditions and generally positive market sentiment;
•favorable levels of cross-border M&A and large capitalization M&A, two of our areas of historical specialization;
•strategic market and industry catalysts, including energy transition, technology disruption, life sciences evolution and infrastructure investment; and
•favorable tax, regulatory and similar reform.
Going forward, our strategic emphasis in our Financial Advisory business is to leverage the investments we have made to grow our business and drive our productivity. We continue to seek to opportunistically attract outstanding individuals to our business, and expect the number of Financial Advisory managing directors to increase in the future as part of our initiative to grow revenues. Net hiring may also increase compensation expenses. We routinely reassess our strategic position and may in the future seek opportunities to further enhance our competitive position.
Asset Management
Our Asset Management business offers a broad range of global investment solutions and investment and wealth management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients. Our goal in our Asset Management business is to produce superior risk-adjusted investment returns and provide customized investment solutions for our clients through the active management of their assets. Our investment teams construct and manage portfolios using various techniques and investment philosophies, including traditional fundamental research and analysis and quantitative tools.
Our top ten clients accounted for 29% of our total assets under management (“AUM”) as of December 31, 2023, with no client individually contributing more than 10% of our Asset Management segment net revenue. Approximately 85% of our AUM as of December 31, 2023 was managed on behalf of institutional and intermediary clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, and approximately 15% of our AUM was managed on behalf of individual client relationships, which are principally with family offices and high-net worth individuals.
The charts below illustrate the mix of our AUM as of December 31, 2023, measured by broad product strategy and by office location.
Our Asset Management business maintains offices in New York, Amsterdam, Bordeaux, Boston, Brussels, Chicago, Dubai, Dublin, Frankfurt, Geneva, Hamburg, Hong Kong, London, Luxembourg, Lyon, Madrid, Melbourne, Milan, Montreal, Nantes, Paris, Riyadh, San Francisco, Seoul, Singapore, Sydney, Tokyo, Toronto, Vienna and Zurich. These operations, with 114 managing directors and 1,107 other professionals and support staff as of December 31, 2023, provide our Asset Management business with both a global presence and a local identity.
Primary distinguishing features of these operations include:
•a global footprint with global research, global mandates and global clients;
•a broad-based team of investment professionals, including focused, in-house investment analysts across all products and platforms, many of whom have substantial industry or sector specific expertise; and
•world-wide brand recognition and multi-channel distribution capabilities.
Our Investment Philosophy, Process and Research
Our investment philosophy is generally based upon a fundamental security selection approach to investing. Across many of our products, we apply three key principles to investment portfolios:
•select securities, not markets;
•evaluate a company’s financial position, outlook, opportunities and risks, together with its valuation; and
•manage risk.
In searching for investment opportunities, many of our investment professionals follow an investment process that incorporates several interconnected components that may include:
•fundamental analysis;
•quantitative analysis;
•accounting analysis;
•security selection and portfolio construction;
•risk management; and
•environmental, social and governance (“ESG”) factors.

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
Equity
Global
Large Capitalization
Small Capitalization
Thematic
Listed Infrastructure
Quantitative
Multi-Asset
Managed Volatility
Real Assets
Sustainable
Sustainable Agriculture
Global Ex
Global Ex-Australia
Global Ex-U.S.
Global Ex-Emerging Markets
Thematic
Robotics
Health
Gender Diversity
Demographics
Climate
Circular Economy

Pan-European
Large Capitalization
Small Capitalization
Multi-Capitalization Value
Quantitative
Eurozone
Large Capitalization
Small Capitalization
Thematic
Continental European
Small Capitalization
Multi Capitalization
Eurozone
Asian
Asia Ex-Japan
Quantitative
Europe, Australasia and Far East
Large Capitalization
Small Capitalization
Multi-Capitalization
Quantitative
Sustainable

U.S.
Large Capitalization
Small Capitalization
Multi-Capitalization
Sustainable
Quantitative Small Capitalization
U.K.
U.K. (Large Capitalization)
France
Large Capitalization
Small Capitalization
Asia Pacific
Australia
Japan
Global Large Capitalization Small Capitalization Quantitative Multi-Asset Managed Volatility Middle East North Africa Middle East North Africa

Fixed Income and Cash Management	Global Core/Core Plus Total Return Short Duration Convertibles	Pan-European Core High Yield Cash Management Duration Overlay Convertibles Total Return Eurozone Core/Core Plus Cash Management Corporate Bonds Nordic Scandinavian Short Duration High Yield	U.S. Core/Core Plus High Yield Short Duration Municipals Cash Management Convertibles	Global Emerging Debt- Core/Local/Blend/Corporate

Alternative	Global Arbitrage/Relative Value Commodities Sustainable Private Infrastructure	European Long/Short Equity	U.S. Quantitative Long/Short Equity Non-U.S. Japan Long/Short Equity	Global Emerging Debt Total Return Emerging Income

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
Distribution. We distribute our products through a broad array of marketing channels on a global basis. Marketing, sales and client service efforts are organized through a global market delivery and service network, with distribution professionals located in cities including New York, Amsterdam, Bordeaux, Boston, Brussels, Chicago, Dubai, Frankfurt, Geneva, Hamburg, Hong Kong, London, Luxembourg, Lyon, Madrid, Melbourne, Milan, Montreal, Nantes, Paris, Riyadh, San Francisco, Seoul, Singapore, Sydney, Tokyo, Toronto, Vienna and Zurich. We have developed a well-established presence in the institutional asset management arena, managing assets for corporations, labor unions, sovereign wealth funds and public pension funds around the world. In addition, we manage assets for insurance companies, savings and trust banks, endowments, foundations and charities.
We are a leading firm in managing mutual funds, sub-advisory funds and separately managed accounts for many of the world’s largest broker-dealers, insurance companies, registered advisors and other financial intermediaries.
Strategy
Our strategic plan in our Asset Management business is to focus on delivering superior investment performance and client service and broadening our product offerings and distribution in selected areas in order to continue to drive improved business results. Over the past several years, in an effort to improve our Asset Management business’ operations and expand our Asset Management business, we have:
•focused on enhancing our investment performance;
•improved our investment management platform by adding a number of senior investment professionals, including portfolio managers and analysts;
•continued to strengthen our marketing and consultant relations capabilities, including by optimizing our distribution globally;
•expanded our product platform, including through the addition of long/short equity strategies, sustainable strategies, quantitative equity strategies and thematically oriented strategies;
•invested in our technology infrastructure and data science capabilities to enhance our business; and
•continued to expand our geographic reach where opportunities arise.
We believe that our Asset Management business has long maintained an outstanding team of portfolio managers and global research analysts. We intend to maintain and supplement our intellectual capital to achieve our goals. We routinely reassess our strategic position and aim to add capabilities potentially through acquisitions or other transactions, including the opportunistic hiring of new employees, in order to further enhance our competitive position.
We engage in selected alternative investments and private equity activities. In 2009, we established a private equity business with The Edgewater Funds (“Edgewater”), a Chicago-based private equity firm, through the acquisition of Edgewater’s management vehicles. As of December 31, 2023, Edgewater had approximately $1.6 billion of AUM and unfunded fee-earning commitments. We have historically, and may in the future, invest our own capital alongside that of other investors, in connection with certain of our activities in managing alternative asset and private equity investment vehicles.
Human Capital
We believe that our people are our most important asset. Their talent, integrity and engagement have shaped our success in the past, and they are instrumental to our ability to achieve sustainable growth and deliver value for our shareholders in the future. We strive to create a culture that fosters excellence, collaboration, innovation, empowerment, inclusion and engagement.
Our human capital efforts are overseen by our Board of Directors, with a focus on enhancing our workplace environment which in turn, attracts a diversity of perspectives and exceptional talent. In February 2018, our Board of Directors formally established its Workplace and Culture Committee to assist and advise management on cultivating and reinforcing a workplace culture that helps attract, motivate and retain talented people; fosters productivity, professional and personal development; values diversity, equity and inclusion; and encourages its people to engage with each other and their communities. The Company has several areas of focus to support these objectives:
Attracting and Retaining Talent. We offer competitive compensation packages to recruit and retain exceptional talent. We offer a variety of employee benefits, including comprehensive health insurance coverage, flexible retirement and healthcare savings account plans as well as family planning and support services. We also invest in wellness programs that are broadly inclusive and support varied lifestyles. We further believe that the equity-based portion of our compensation program fosters a greater sense of ownership among our senior employees and aligns their interests with those of our shareholders.
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
Inclusion, Diversity, Equity and Allyship (“IDEA”). We strive to cultivate a workforce comprised of people with different backgrounds and experiences, which we believe creates an environment of cognitive diversity that promotes new ideas and innovation. Our IDEA strategy fosters diversity through hiring, development, promotion and retention while contributing to an equitable and inclusive culture by calling on everyone at the firm to take personal responsibility in ensuring the strategy’s success. Additionally, we support the creation of a variety of employee resource groups, which build community across the firm, contribute to our inclusive culture, and provide opportunities for individuals to give back to their communities through volunteering and educational outreach.
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
Employees. As of December 31, 2023, we employed 3,289 full-time people. We operate through two business segments: our Financial Advisory business included 210 managing directors and 1,392 professionals and support staff, and our Asset Management business included 114 managing directors and 1,107 professionals and support staff. Our Corporate segment included 26 managing directors and 440 professionals and support staff. Generally, our employees are not subject to collective bargaining agreements, except that our employees in some offices, including France and Italy, are covered by national, industry-wide collective bargaining agreements. We believe that we have good relations with our employees.
Competition
The financial services industry, and all of the businesses in which we compete, are intensely competitive, and we expect them to remain so. Our competitors are other investment banking and financial advisory firms, broker-dealers, commercial and “universal” banks, insurance companies, traditional asset management firms, hedge fund management firms, alternative investment firms, private banks and other financial institutions. We compete with some of them globally and with others on a regional, product or niche basis. We compete on the basis of a number of factors, including industry and product expertise, innovative insights of our people, transaction execution skills, investment track record, quality of client service, individual and institutional client relationships, absence of conflicts, range and price of products and services, innovation, brand recognition and business reputation.
While we believe our independent advisory perspective and global footprint offer a uniquely competitive position, many of our competitors are large, consolidated financial institutions that have the ability to offer a wider range of products, including loans, insurance, foreign exchange, hedging, research, brokerage and underwriting services, which may enhance their competitive position. They also may have the ability to support clients with other financial services in an effort to gain market share, which could result in pricing pressure in our business or loss of opportunities for us. At the same time, demand for independent financial advice has created opportunities for a number of boutique financial advisory firms. These boutique firms frequently compete, among other factors, on the basis of their independent financial advice, and their activities also could result in pricing and other competitive pressure in our businesses. In some circumstances, our competitors may offer financial products or services that we do not offer, such as low-cost passive or private investment vehicles. We compete based on the quality and breadth of our products and innovative solutions we offer, which are derived from our objectivity, differentiated insights and fundamental research orientation.
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
As a result of certain changes effected by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) related to the regulation of over-the-counter swaps and other derivative instruments, LAM and certain of its subsidiaries have registered with the U.S. Commodity Futures Trading Commission (the “CFTC”) and the National Futures Association (the “NFA”), and are subject to certain aspects of the U.S. Commodity Exchange Act and the regulations thereunder and to the rules of the NFA. The CFTC and the NFA have authority over the laws, rules and regulations related to commodities (including the over-the-counter swaps and derivatives markets), and regulate our relationship with clients who trade in these instruments. The U.S. Commodity Exchange Act and the regulations thereunder also impose additional record-keeping and reporting requirements and disclosure requirements on LAM and its subsidiaries.
Compagnie Financière Lazard Frères SAS (“CFLF”), our French subsidiary under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through our Paris-based banking subsidiary, Lazard Frères Banque SA (“LFB”). The investment services activities of the Paris group, exercised through LFB and other subsidiaries of CFLF, primarily Lazard Frères Gestion SAS (“LFG”), also are subject to regulation and supervision by the Autorité des Marchés Financiers. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. In 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital. Additionally, the combined European regulated group, together with certain of our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis.
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
The U.S. and other governments and institutions have taken actions, and may continue to take further actions, that affect the global financial markets. Such further actions could include expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect of any such expanded or new standards, requirements and rules is uncertain and could have adverse consequences to our business and results of operations. See Item 1A, “Risk Factors—Other Business Risks—Extensive regulation of our businesses limits our activities and results in ongoing exposure to the potential for significant penalties, including fines or limitations on our ability to conduct our businesses”.

Executive Officers of the Registrant
Set forth below are the name, age, present title, principal occupation and certain biographical information for each of our executive officers as of February 13, 2024, all of whom have been appointed by, and serve at the discretion of, our board of directors.
Kenneth M. Jacobs, 65
Mr. Jacobs became Executive Chairman at Lazard, Inc. and Lazard Group in October 2023 after previously serving as Chairman of the Board of Directors and Chief Executive Officer of Lazard, Inc. and Lazard Group from November 2009 through September 2023. Mr. Jacobs has served as a Managing Director of Lazard, Inc. since 1991 and had been a Deputy Chairman of Lazard from January 2002 until November 2009. Mr. Jacobs also served as Chief Executive Officer of Lazard North America from January 2002 until November 2009. Mr. Jacobs initially joined Lazard in 1988. Mr. Jacobs is a member of the Boards of Trustees of the University of Chicago and the Brookings Institution. He is also a Director of the Partnership for New York City, and a member of the Council on Foreign Relations.
Peter Orszag, 55
Mr. Orszag became Chief Executive Officer of Lazard, Inc. and Lazard Group in October 2023. He previously served as Chief Executive Officer of Financial Advisory from June 2019 until September 2023. Prior to that he was Lazard’s Head of North American Mergers & Acquisitions since July 2018 and Global Co-Head of Healthcare since November 2016. Mr. Orszag joined Lazard in May 2016 as a Vice Chairman of Investment Banking from Citigroup, where he was Vice Chairman of Corporate and Investment Banking and Chairman of the Financial Strategy and Solutions Group from January 2011 to February 2016. Mr. Orszag served as the Director of the Office of Management and Budget in the Obama Administration from January 2009 to July 2010, and was the Director of the Congressional Budget Office from January 2007 to December 2008. Mr. Orszag is a member of the Board of Directors of the Peterson Institute for International Economics, the Mt. Sinai Medical Center and New Visions for Public Schools in New York, and is a member of the National Academy of Medicine.
Mary Ann Betsch, 45
Ms. Betsch became Chief Financial Officer of Lazard, Inc. and Lazard Group in October 2022. Prior to joining Lazard, Ms. Betsch worked at Citadel, where she helped lead the finance and accounting function since 2018. Ms. Betsch was previously a partner at PwC, where she spent 17 years in a variety of audit and advisory roles serving global investment banks and other financial institutions. She also completed a two-year fellowship program supported by the Federal Reserve Board’s Chief Accountant. She holds a CPA license in the State of New York and is a CFA charterholder.
Evan L. Russo, 49
Mr. Russo became Chief Executive Officer of Lazard’s Asset Management business in June 2022. He previously served as Chief Financial Officer of Lazard, Inc. and Lazard Group from October 2017 until October 2022. Mr. Russo has served as Managing Director of Lazard since 2009, and prior to becoming Chief Financial Officer was Co-Head of Lazard’s Capital Markets and Capital Structure Advisory practice. Mr. Russo joined Lazard as a Director in 2007. Prior to joining Lazard, Mr. Russo worked for Goldman, Sachs & Co. in the Investment Banking Division, and prior to that, for Barclays Capital. Mr. Russo began his career as an attorney at Milbank, Tweed, Hadley & McCloy.
Alexandra Soto, 54
Ms. Soto became Chief Operating Officer of Lazard, Inc. and Lazard Group in October 2023. She previously served as Group Executive, Human Capital and Workplace Innovation, of Lazard, Inc. and Lazard Group in June 2019. She became the Global Chief Operating Officer of Financial Advisory in July 2018 and has served as a Managing Director of Lazard since January 2001. Ms. Soto was previously Chief Operating Officer of Lazard Europe Financial Advisory from January 2006 to July 2018, and Chief Operating Officer of Lazard Paris Financial Advisory from October 2009 to August 2013. Prior to joining Lazard in June 1993, Ms. Soto worked for Morgan Stanley. She is a member of the Supervisory Board of Metro AG.

Christian A. Weideman, 48
Mr. Weideman became General Counsel of Lazard, Inc. and Lazard Group in October 2023. Prior to joining Lazard, Mr. Weideman was global General Counsel and a partner at Apollo Global Management, where he led and managed Apollo's legal, tax, and compliance team. Mr. Weideman also served in senior roles at the United States Department of the Treasury including as Deputy General Counsel and then Chief of Staff. Prior to the Department of Treasury, Mr. Weideman served as Associate Counsel to the President at the White House and as a litigator at Williams & Connolly.

Where You Can Find Additional Information
Lazard Group files current, annual and quarterly reports and other information required by the Exchange Act with the SEC. The Company’s SEC filings are available to the public from the SEC’s internet site at http://www.sec.gov.
Our public website is http://www.lazard.com and the investor relations section thereof hosts our SEC filings. We will make available free of charge, on or through the investor relations section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, and available in print upon request of any Lazard, Inc. shareholder to the Investor Relations Department, are charters for Lazard, Inc.’s Audit Committee, Compensation Committee, Nominating & Governance Committee and Workplace and Culture Committee. Copies of these charters and Lazard, Inc.’s Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees are also posted on the investor relations section of our website in the corporate governance subsection.
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
•Difficult market conditions can adversely affect our business in many ways, including by reducing the volume of transactions involving our Financial Advisory business and reducing the value or performance of the assets we manage in our Asset Management business.
•Consequences of geopolitical conditions, military conflicts, wars and acts of terrorism could adversely affect our business, financial condition and results of operations.
•Fluctuations in foreign currency exchange rates could reduce our members’ equity and net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM.
•Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios.
•Our business, financial condition and results of operations could be materially adversely affected by pandemics.
•Due to the nature of our business, financial results could differ significantly from period to period, which may make it difficult for us to achieve steady earnings growth on a quarterly basis.
•Our ability to retain and attract managing directors and other key professional employees, including maintaining compensation levels at an appropriate level, is critical to the success of our business and failure to do so may materially adversely affect our results of operations and financial position.
•The financial services industry, and all of the businesses in which we compete, are intensely competitive.
•A substantial portion of our revenue is derived from Financial Advisory fees, which are not long-term contracted sources of revenue and are subject to intense competition.
•If the number of debt defaults, bankruptcies or other factors affecting demand for our Restructuring services declines, our Restructuring revenue could suffer.
•Certain of our services are dependent on the availability of private capital for deployment in illiquid asset classes.
•Potential underwriting or deal manager activities or advisory roles on capital raises or exchange transactions may expose us to risk.
•Our investment style in our Asset Management business, including the mix of asset classes and investment strategies comprising our AUM, may underperform or generate less demand than other investment approaches, which may result in significant client or asset departures or a reduction in AUM.

•We could lose clients and suffer a decline in our Asset Management revenue and earnings if the investments we choose in our Asset Management business perform poorly, regardless of overall trends in the prices of securities.
•Because many of our Asset Management clients can remove the assets we manage on short notice, we may experience unexpected declines in revenue and profitability.
•Access to clients through intermediaries and consultants is important to our Asset Management business, and reductions in referrals from such intermediaries or consultants or poor reviews of our products or our organization by such intermediaries or consultants could materially reduce our revenue and impair our ability to attract new clients.
•Our Asset Management business relies on non-affiliated third-party service providers.
•Certain of our investments are in relatively high-risk, illiquid assets, and we may lose some or all of the principal amount of these investments or fail to realize any profits from these investments for a considerable period of time.
•We may pursue new business lines, acquisitions, joint ventures, cooperation agreements or other growth or geographic expansion strategies that may result in additional risks and uncertainties in our business and could present unforeseen integration obstacles or costs.
•An inability to access the debt and equity capital markets as a result of our debt obligations, credit ratings or other factors could impair our liquidity, increase our borrowing costs or otherwise adversely affect our financial position or results of operations.
•The soundness of third parties, including our clients, as well as financial, governmental and other institutions, could adversely affect us.
•Other operational risks may disrupt our businesses, result in regulatory action against us or limit our growth.
•Extensive regulation of our businesses limits our activities and results in ongoing exposure to the potential for significant penalties, including fines or limitations on our ability to conduct our businesses.
•The financial services industry faces substantial litigation and regulatory risks, and we may face damage to our professional reputation and legal liability if our services are not regarded as satisfactory or if conflicts of interest should arise.
•Expectations relating to ESG considerations expose us to potential liabilities, increased costs, reputational harm, and other adverse effects on our business.
•Employee misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.
•A failure in or breach of our information systems or infrastructure, or those of third parties with which we do business, including as a result of cybersecurity incidents or threats, could disrupt our businesses, lead to reputational harm and legal liability or otherwise impact our ability to operate our business.
•Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could materially adversely affect our business.
•Uncertainty regarding the outcome of future arrangements between the European Union and the United Kingdom may adversely affect our business.
•Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items by tax authorities could negatively impact our effective tax rate.
•Tax authorities may challenge our tax computations and transfer pricing methods and our application of related policies and methods.
•Lazard Group is a holding company and, accordingly, depends on its subsidiaries to make distributions to Lazard Group to enable it to service its obligations under its indebtedness.
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
Our Asset Management business also would be expected to generate lower revenue in a market or general economic downturn. Under our Asset Management business’s arrangements, asset management fees we receive typically are based on the market value of AUM. Accordingly, a decline in the prices of securities, or in specific geographic markets or sectors that constitute a significant portion of our AUM (e.g., our emerging markets strategies), would be expected to cause our revenue and income to decline by causing:
•the value of our AUM to decrease, which would result in lower asset management fees;
•some of our clients to withdraw funds from our Asset Management business due to the uncertainty or volatility in the market, or in favor of investments they perceive as offering greater opportunity or lower risk, which would also result in lower asset management advisory fees;
•some of our clients or prospective clients to hesitate in allocating new assets to our Asset Management business due to the uncertainty or volatility in the market, which would also result in lower asset management fees; or
•negative absolute performance returns for some accounts that have performance-based incentive fees, which would result in a reduction of revenue from such fees.
Our AUM declines from time to time. If our Asset Management revenue declines without a commensurate reduction in our expenses, our net income would be reduced. In addition, in the event of a market or general economic downturn, our alternative investment and private equity practices also may be impacted by a difficult fund raising environment and reduced exit opportunities in which to realize the value of their investments. Fluctuations in foreign currency exchange rates may also affect the levels of our AUM and our asset management fees. See “Fluctuations in foreign currency exchange rates could reduce our members’ equity and net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM” below.

Consequences of geopolitical conditions, military conflicts, wars and acts of terrorism could adversely affect our business, financial condition and results of operations.

Global financial markets and economic conditions have experienced, and may continue to experience, volatility and disruptions due to geopolitical conditions, military conflicts, wars and acts of terrorism globally, including as a result of the events themselves and the responses, such as the imposition of sanctions, by the U.S., the European Union and other countries. Geopolitical instability, conflicts and related sanctions that have been or may be imposed may have further global economic and other consequences, including reduced consumer confidence, decreased economic growth, increased inflation and higher interest rates, each of which could adversely affect our performance in both our Financial Advisory and Asset Management businesses resulting from, among other things, decreased M&A activity and downward pressure on assets under management. In addition, businesses have seen, and expect to continue to see, increased risks of cyberattacks related to geopolitical and military conflicts, including in retaliation for sanctions imposed by the United States and other countries. Such impacts could intensify other risks to our businesses and industry described herein and could otherwise have an adverse effect on our business, financial condition and results of operations.
Fluctuations in foreign currency exchange rates could reduce our members’ equity and net income or negatively impact the portfolios of our Asset Management clients and may affect the levels of our AUM.
We are exposed to fluctuations in foreign currencies, including through advisory fees paid to our Financial Advisory business and management fees paid to our Asset Management business. Our financial statements are denominated in U.S. Dollars and, for the year ended December 31, 2023, we received a portion of our consolidated net revenue in other currencies, predominantly in Euros and British Pounds. In addition, we pay a portion of our expenses in such other currencies. The exchange rates of these currencies versus the U.S. Dollar affect the carrying value of our assets and liabilities as well as our revenues, expenses and net income. We do not generally hedge such foreign currency exchange rate exposure arising in our subsidiaries outside of the U.S. Fluctuations in foreign currency exchange rates may also make period to period comparisons of our results of operations difficult.
Fluctuations in foreign currency exchange rates also can impact the portfolios of our Asset Management clients. Client portfolios are invested in securities across the globe, although most portfolios are funded in a single base currency. Foreign currency exchange rate fluctuations can adversely impact investment performance for a client’s portfolio and also may affect the levels of our AUM. As our AUM include significant assets that are denominated in currencies other than U.S. Dollars, an increase in the value of the U.S. Dollar relative to non-U.S. currencies, with all other factors held constant, generally would result in a decrease in the dollar value of our AUM, which, in turn, would result in lower U.S. Dollar-denominated revenue in our Asset Management business. As of December 31, 2023, AUM with foreign currency exposure represented approximately 64% of our total AUM.
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
Our business, financial condition and results of operations could be materially adversely affected by pandemics.
Pandemics have affected, and may continue to affect, the global community and our business, financial condition and results of operations, by affecting the economies and markets in which we operate. For example, disruptions to, and volatility in, the global financial markets as a result of a pandemic may result in a decrease in the volume and value of M&A transactions, thereby reducing the demand for our Financial Advisory services and increasing price competition among financial services companies seeking such engagements. Those same market disruptions may result in a decrease in our AUM resulting in lower asset management fees for our Asset Management business, may affect our ability to effect transactions for our Asset Management clients and may negatively impact the liquidity of the assets held in our client portfolios. Furthermore, any such disruptions may affect our ability to incur debt or issue equity on acceptable terms, or at all, to fund our working capital requirements, refinance existing indebtedness or make acquisitions and other investments. Our efforts to mitigate the impact of pandemics may require significant investments of time and resources across our businesses. Furthermore, as many employees continue to perform all or a portion of their job functions remotely on a regular basis, there can be no assurance that our measures implemented to protect the confidentiality of our and our clients’ confidential information will be adequate. Any unauthorized disclosure of such information could result in legal action, regulatory sanctions and reputational or financial harm.
Risks Related to Our Business and Operations
Due to the nature of our business, financial results could differ significantly from period to period, which may make it difficult for us to achieve steady earnings growth on a quarterly basis.
We experience significant fluctuations in quarterly revenue and profits. These fluctuations generally can be attributed to the fact that we earn a substantial portion of our Financial Advisory revenue upon the successful completion of a transaction or a restructuring, the timing of which is uncertain and is not subject to our control. As a result, our Financial Advisory business is highly dependent on market conditions and the decisions and actions of our clients, interested third parties and governmental authorities. For example, a client or counterparty could delay or terminate an acquisition transaction because of a failure to agree upon final terms, failure to obtain necessary regulatory consents or board of directors, acquirer’s or stockholders’ approval, failure to secure necessary financing, adverse market conditions or because the seller’s business is experiencing unexpected operating or financial problems. Anticipated bidders for assets of a client during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness, for example, due to a failure to reach agreement with its principal creditors. In addition, a bankruptcy court may deny our right to collect a success or completion fee. In these circumstances, other than in engagements where we receive retainers, we often do not receive any advisory fees other than the reimbursement of certain expenses, despite the fact that we devote resources to these transactions. Accordingly, the failure of one or more transactions to close either as anticipated or at all could cause significant fluctuations in quarterly revenue and profits and could materially adversely affect our business, financial condition and results of operations. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
In addition, our Asset Management revenue is particularly sensitive to fluctuations in our AUM. Asset Management fees are predominantly based on the daily, monthly or quarterly AUM. As a result, a reduction in AUM at the end of a day, month or quarter (as a result of market depreciation, withdrawals, fluctuations in foreign currency exchange rates or otherwise) will result in a decrease in management fees. Similarly, the timing of flows, contributions and withdrawals are often out of our control and may be inconsistent from quarter to quarter. Incentive fees are driven by investment performance (either absolute performance or relative to an established benchmark), which is directly impacted by market movements, and may therefore fluctuate from period to period.
As a result of such fluctuations, it may be difficult for us to achieve steady revenue and earnings growth on a quarterly basis.
Our ability to retain and attract managing directors and other key professional employees, including maintaining compensation levels at an appropriate level, is critical to the success of our business and failure to do so may materially adversely affect our results of operations and financial position.
Our people are our most important asset. We must retain the services of our managing directors and other key professional employees, and strategically recruit and hire new talented employees, to obtain and successfully execute the Financial Advisory and Asset Management engagements that generate substantially all of our revenue.
In general, our industry continues to experience change and be subject to significant competitive pressures with respect to the retention of top talent, which makes it more difficult for us to retain professionals. Loss of key employees may occur due to perceived opportunity for promotion, compensation levels or composition of compensation, work environment, retirement or the pursuit of philanthropic, civic or similar service opportunities or other individual reasons, some of which may be beyond our control. If managing directors and other key professional employees were to retire, join an existing competitor, form a competing company or otherwise leave us, we could need to replace them, and some of our clients could eventually choose to use the services of that competitor or some other competitor instead of our services. In any such event, our financial advisory fees, asset management fees or AUM could decline. The employment arrangements, non-competition agreements and retention agreements we have or will enter into with our managing directors and other key professional employees may not sufficiently prevent our managing directors and other key professional employees from resigning from practice or competing against us. In addition, these arrangements and agreements may face enforceability challenges and have a limited duration and expire after a certain period of time. We continue to be subject to intense competition in the financial services industry regarding the recruitment and retention of key professionals, and have experienced departures from and added to our professional ranks as a result.
Furthermore, we seek to align the interests of our managing directors and other key professional employees with that of our shareholders by awarding deferred compensation in the form of equity, and any change in our ability to grant such awards, including as a result of a shareholder vote against any of our equity incentive plans, could have a negative impact on our ability to promote such alignment. Certain changes to our employee compensation arrangements may result in increased compensation and benefits expense. In addition, any changes to the mix of cash and deferred incentive compensation granted to our employees may affect certain financial measures applicable to our business, including ratios of compensation and benefits expense to revenue, and may result in the issuance of increased levels of common stock to our employees upon vesting of restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), restricted stock awards (“RSAs”), profits interest participation rights (“PIPRs”) or other equity-based awards in a particular year. Our compensation levels, results of operations and financial position may be significantly affected by many factors, including general economic and market conditions, our operating and financial performance, staffing levels and competitive pay conditions.
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
The financial services industry is intensely competitive, and we expect it to remain so. We compete on the basis of a number of factors, including the quality of our advice, our employees and transaction execution, the range and price of our products and services, our innovation and our reputation. We have experienced intense fee competition in some of our businesses in recent years, and we believe that we may experience pricing pressures in these and other areas in the future as some of our competitors seek to obtain increased market share by reducing fees. A number of factors increase the competitive risks of our Financial Advisory and Asset Management businesses:
•there are relatively few barriers to entry impeding the launch of new asset management and financial advisory firms, including a relatively low cost of entering these businesses, and the successful efforts of new entrants, including major banks and other financial institutions, into our lines of business have resulted in increased competition;
•other industry participants will from time to time seek to recruit our employees away from us in order to compete in our lines of business; and
•certain of our practices and products are newly established and relatively small.
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
We historically have earned a substantial portion of our revenue from advisory fees paid to us by our Financial Advisory clients, which usually are payable upon the successful completion of a particular transaction or restructuring. For example, for the year ended December 31, 2023, Financial Advisory services accounted for approximately 55% of our consolidated net revenue. We expect that we will continue to rely on Financial Advisory fees for a substantial portion of our revenue for the foreseeable future, and a decline in our Financial Advisory engagements or the market for financial advisory services would adversely affect our business, financial condition and results of operations.
In addition, we operate in a highly competitive environment where there are typically no long-term contracted sources of revenue. Each revenue-generating engagement typically is separately awarded and negotiated. Furthermore, many businesses do not routinely engage in transactions requiring our services, and as a consequence, our fee paying engagements with many clients are not likely to be predictable. We may also lose clients from time-to-time as a result of, among other reasons, the sale, merger or restructuring of a client, a change in a client’s senior management or competition from other financial advisors and financial institutions. As a result, our engagements with clients are constantly changing, and our Financial Advisory fees could decline quickly due to the factors discussed above.
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
We provide private fund advisory and fundraising services for alternative investment strategies, including private equity and real estate. Additionally, we may provide financial advice in connection with private placements for private companies. Our ability to find suitable engagements and earn fees in these businesses depends on the availability of private and public capital for investments in illiquid assets. The availability of such capital depends on a number of factors, including many that are outside our control, such as the general macroeconomic environment, changes in the weight investors give to alternative asset investments as part of their overall investment portfolio among asset classes, and market liquidity and volatility. Further, certain investors, such as public pension plans, may have policies prohibiting the use of placement agents by fund sponsors or managers in connection with a limited partner’s investment. To the extent private and public capital focused on illiquid investment opportunities is limited by the foregoing or other circumstances, our fees generated by these services and, therefore, our results may be adversely affected.
Potential underwriting or deal manager activities or advisory roles on capital raises or exchange transactions may expose us to risk.
As part of our Financial Advisory business, we sometimes act as an underwriter in public offerings and other distributions of securities or as a financial advisor in connection with a capital raise. While not an ordinary part of our business, if we act as an underwriter, we may incur losses and be subject to reputational harm to the extent that, for any reason, the underwriting syndicate in any given transaction is unable to sell the relevant securities at the anticipated price levels. Similarly, we may incur losses and be subject to reputational harm to the extent that, for any reason, we are unable to assist a client in raising capital at anticipated price levels when we act as financial advisor. In addition, if we act as an underwriter, deal manager or financial advisor, we may also be subject to liability for material misstatements or omissions in prospectuses and other offering documents relating to the applicable transactions. In such cases, any indemnification provisions in the applicable underwriting, deal manager or financial advisory agreement may not be available to us or may not be sufficient to protect us against losses arising from such liability. Operational risk in connection with any offering or capital raise we participate in could arise in the form of errors, deficiencies or noncompliance and also could expose us to risk. We seek to manage the risks associated with underwriting, deal manager and financial advisory activities through screening, internal review and diligence, but such efforts may not be effective in all cases.
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
Investment performance affects our AUM relating to existing clients and is one of the most important factors in retaining clients and competing for new Asset Management business. Poor investment performance could impair our revenue and growth because:
•existing clients might withdraw funds from our Asset Management business in favor of better performing products, which would result in lower asset management fees;
•our incentive fees, which provide us with a set percentage of returns on some alternative investment and private equity funds and other accounts, would decline;
•third-party financial intermediaries, rating services, advisors or consultants may rate our products poorly, which may result in client withdrawals and reduced asset flows; or
•firms with which we have strategic alliances may terminate such relationships with us, and future strategic alliances may be unavailable.
Over certain time periods, we may have a higher concentration of assets in certain strategies. To the extent that this is the case, changes in investment personnel or other changes in these strategies may result in significant withdrawals of assets and related declines in our revenues and operating results.
Because many of our Asset Management clients can remove the assets we manage on short notice, we may experience unexpected declines in revenue and profitability.
Our investment advisory contracts are generally terminable upon very short notice. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures or to other asset management firms for a number of reasons, including investment performance relative to the market, prior years or other asset management firms, departures from or changes to the teams that manage our investment products, changes in prevailing interest rates and financial market performance or for no stated reason. In addition, the ability to terminate relationships may allow clients to renegotiate reduced fees paid for asset management services.
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
Our Asset Management business has entered into service agreements with third-party service providers for client order management and the execution and settlement of client securities transactions. This business faces the risk of operational failure of any of our clearing agents, the exchanges, clearing houses or other intermediaries we use to facilitate our securities transactions. We oversee and manage these relationships. Poor oversight and control or inferior performance or service on the part of the service provider could result in our loss of customers and violations of applicable rules and regulations. Any such failure could also adversely affect our ability to effect transactions and to manage our exposure to risk, and thereby adversely affect our results of operations.
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
As of December 31, 2023, Lazard Group and its subsidiaries had approximately $1.7 billion in debt outstanding, of which $400 million, $300 million, $500 million and $500 million relate to Lazard Group senior notes that mature in 2025, 2027, 2028 and 2029, respectively. This debt has certain mandated payment obligations, which may constrain our ability to operate our business. If we decide to redeem or retire this debt before maturity, we may be required to pay a significant premium to do so, which may adversely impact our earnings and affect our financial position. In addition, in the future we may need to incur debt or issue equity in order to fund our working capital requirements or refinance existing indebtedness, as well as to make acquisitions and other investments. The amount of our debt obligations may impair our ability to raise debt or issue equity for financing purposes. Our access to funds also may be impaired if regulatory or governmental authorities take significant action against us or for a variety of other possible reasons. In addition, our borrowing costs and our access to the debt capital markets depend significantly on market factors, including benchmark interest rates, and our credit ratings. These ratings are assigned by rating agencies, which may reduce or withdraw their ratings or place us on “credit watch” with negative implications at any time.
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
Aspects of our business, including our Asset Management business, rely heavily on our financial, accounting, trading, compliance and other data processing systems and those of our third-party vendors or service providers who support these functions. We expect that we will need to review whether to continue to upgrade and expand the capabilities of these systems, including legacy systems, in the future to avoid disruption of, or constraints on, our operations, and any such system upgrades or expansions could result in significant costs to us. We may need to hire additional staff in order to continue to upgrade or expand the capabilities of our systems, including with respect to quickly advancing technologies like generative artificial intelligence, and failure to attract and retain staff with the proper skillset could disrupt or constrain our operations. Certain investment teams within our Asset Management business, for example, employ proprietary systems, including quantitative models, in connection with their investment processes. These systems and models are often designed and, with assistance from technology personnel, maintained by employees who are members of those investment teams. If any of the foregoing systems fails to operate properly or is disabled, including for reasons beyond our control, we could suffer material financial loss, a disruption of our businesses, liability to clients, regulatory intervention and reputational damage. The inability of our systems (or those of our vendors or service providers) to accommodate an increasing volume of transactions also could constrain our ability to expand our businesses. In addition, errors resulting from these issues or from human error when conducting a trade or other transaction could expose us to significant risk.
In addition, if we were to experience a local or regional disaster or other business continuity problem, such as a pandemic or man-made or natural disaster, our continued success would depend, in part, on the availability of our personnel and office facilities and the proper functioning of and remote accessibility to our computers, telecommunications, transaction processing and other information systems and operations, as well as those of third parties on whom we rely. Such events could lead us to experience operational challenges, and our inability to successfully recover could materially disrupt our businesses and cause material financial loss, regulatory actions, reputational harm and legal liability.
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
The U.S. and other governments and institutions have taken actions, and may in the future take further actions, in response to geopolitical events and disruption and volatility in the global financial markets. Such further actions could include expanding current or enacting new standards, requirements and rules that may be applicable to us and our subsidiaries. The effect, complexity and scope of any such expanded or new standards, requirements and rules is uncertain and could increase costs of compliance, monitoring and reporting and result in increased potential for litigation, sanctions and other liabilities, all of which could have adverse consequences to our business, financial condition and results of operations. While we continue to examine the requirements of new regulations that may become applicable to us in the U.S. and in the European Union (see “Business—Regulation” above), and previously announced actual or potential regulations that may be modified, we are not able to predict the ultimate effect on us.

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
For the asset management businesses in general, there have been a number of highly publicized cases involving fraud or other misconduct by employees of asset management firms, as well as industry-wide regulatory inquiries. These cases and inquiries have resulted in increased scrutiny from regulators, governments and investors and may result in new rules and regulations for mutual funds, hedge funds, private equity funds and their investment managers. This regulatory scrutiny and these rulemaking initiatives may result in an increase in operational and compliance costs or the risk of assessment of significant fines or penalties against our Asset Management business and may otherwise limit our ability to engage in certain activities.
Specific regulatory changes also may have a direct impact on the revenue of our Asset Management business. In addition to regulatory scrutiny and potential fines and sanctions, regulators continue to examine different aspects of the asset management industry. For example, the use of “soft dollars,” where a portion of commissions paid to broker-dealers in connection with the execution of client trades also pays for research and other eligible services that are used by investment advisors, has in the last several years been reexamined by different regulatory bodies and industry participants. Although a substantial portion of the research relied on by our Asset Management business in its investment decision-making processes is generated internally by our investment personnel, external research, including external research and other eligible services traditionally paid for with soft dollars, is also important to the process. This external research includes materials provided by broker-dealers and research firms, as well as eligible data and analytics services from various sources. In connection with the implementation of the EU Markets in Financial Instruments Directive II (“MiFID II”) in 2018, our Asset Management affiliates in France, Germany and the U.K. decided to pay for broker research services from their own resources. This has reduced our ability to utilize commissions to pay for research services and other soft dollar services in certain European jurisdictions. Similar pressures may come from future changes within the asset management industry itself, which may further increase our costs related to external research services. For the year ended December 31, 2023, our Asset Management business obtained research and other eligible services through third-party soft dollar arrangements, the total value of which we estimate to be approximately $24 million.
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

Such legal actions may include allegations relating to aiding and abetting breaches of fiduciary duties and to materially false or misleading statements or misrepresentations made in connection with securities and other transactions, including private placements. We may also be exposed to potential liability for the fairness opinions and other advice provided to participants in transactions. In our Asset Management business, we make investment decisions on behalf of our clients, which could result in substantial losses. Many of our business activities may subject us to the risk of legal actions alleging negligence, misconduct, breach of fiduciary duty or breach of contract.
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
A failure in or breach of our information systems or infrastructure, or those of third parties with which we do business, including as a result of cybersecurity incidents or threats, could disrupt our businesses, lead to reputational harm and legal liability or otherwise impact our ability to operate our business.
Our operations rely on electronic information systems that we use for the collection, processing, maintenance, use, sharing, dissemination or disposition of our and our clients’ information, which we refer to as “information systems”, including our computer systems, hardware, software and networks and those of our third-party vendors and service providers. Such information systems, which frequently include “cloud”- based networks and services, have in the past and may in the future be subject to unauthorized or fraudulent access, computer viruses or other malicious code or other threats, including “phishing” and social engineering attempts, that are constantly evolving and that could have a material security impact on us. There can be no assurance that we will not suffer material losses relating to cybersecurity incidents or threats, including cyber attacks that exploit vulnerabilities, or other security breaches involving our information and payment systems, or the information systems of third parties with which we do business, despite taking protective measures to prevent such breaches. The increased use of mobile technologies and remote working technologies can heighten these and other operational risks, as can the advancing sophistication and increased frequency and severity of cybersecurity incidents and threats globally. In addition, attacks against us, our customers and our third-party vendors have in the past and may in the future increase during periods of heightened diplomatic or armed conflict.
A successful cyber attack or other cybersecurity incident or threat against us, our customers or other third parties with which we do business, our confidential or proprietary information, or the confidential or proprietary information of our clients or their counterparties, that is stored in, or transmitted through, such information systems could result in compromise or misappropriation of such information. Any such cyber attack or other cybersecurity incident or threat, or any disruption of or failure in the physical or logical infrastructure or operating systems that support such information systems or our businesses, could significantly impact our ability to operate our businesses and could result in reputational damage, legal liability, the loss of clients or business opportunities and financial losses that are either not insured against or not fully covered through any insurance maintained by us. Additionally, as geopolitical tensions rise, cyber retaliation between nation states can impact the business of those countries, which could adversely affect our business. As threats continue to multiply, become more sophisticated, frequent and severe and threaten additional aspects of our businesses, we may also be required to expend additional resources on information security and compliance costs in order to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities or other exposures.
Additionally, certain of our third-party vendors or service providers, which may process or otherwise have access to confidential or sensitive data, may have instituted policies allowing their respective employees who are capable of performing their functions remotely to do so and implementing or expanding back-up procedures and capabilities, and may be experiencing a growing demand for their services. As such, such vendors and service providers may be more susceptible to interruptions or confidentiality or security breaches than in prior periods. Any failure of or interruption to their systems or any back-up procedures and capabilities as a result of such actions or such growth in demand could materially adversely affect our business, financial condition and results of operations. See “Other operational risks may disrupt our businesses, result in regulatory action against us or limit our growth.”

Similarly, due to the significant number of employees frequently deploying the remote working capabilities of our information systems, including on home networks or through increased use of mobile technologies, we face a heightened risk of operational interruptions and security breaches involving such systems. Additionally, such home and mobile technology resources could be more susceptible to interruptions and security breaches than our dedicated business resources. There can be no assurance that protective measures and policies we have instituted in an effort to reduce the likelihood and severity of such interruptions and breaches, including as a result of cybersecurity incidents or threats, will be adequate.
Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could materially adversely affect our business.
We have documented and tested our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors regarding our internal control over financial reporting. We are in compliance with Section 404 of the Sarbanes-Oxley Act as of December 31, 2023. However, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could materially adversely affect our business.
Uncertainty regarding the outcome of future arrangements between the European Union and the U. K. may adversely affect our business.
The Company has a significant presence in the U.K. and many European Union countries. The U.K. left the European Union on January 31, 2020. Prior to that date, the U.K. adopted numerous European Union laws and regulations into U.K. domestic legislation in order to ensure continuity. The “Retained EU Law (Revocation and Reform) Act 2023”, which came into force on January 1, 2024, revoked certain European Union legacy laws (“retained EU laws”) and gave the U.K. Government the power to amend, repeal or restate the remaining retained EU laws. There is currently no certainty on which retained EU laws and regulations will be changed going forward and the U.K. may diverge from these laws and regulations and may decide not to adopt rules that correspond to future European Union legislation. To the extent that different regulatory systems impose overlapping or inconsistent requirements on the conduct of the Company’s business, the Company may face additional complexity and costs in its compliance efforts, as well as potential increased costs to the extent the Company is required to make further adjustments to how the Company operates its business in the U.K. and/or the European Union.
Changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items could negatively impact our effective tax rate.
We are a multinational company subject to tax in multiple U.S. and foreign jurisdictions. Our effective tax rate is based upon the application of currently enacted income tax laws, regulations and treaties, and current judicial and administrative interpretations of those income tax laws, regulations and treaties and upon our non U.S. subsidiaries’ ability to qualify for benefits under those treaties. Those income tax laws, regulations and treaties, and the administrative and judicial interpretations of them, are subject to change at any time, and any such change may be retroactive.
In addition, recent or future changes to tax laws, regulations and tax treaties may have an adverse impact on us. For example, the Tax Cuts and Jobs Act of 2017 includes several international provisions applicable to us and the recently enacted Inflation Reduction Act imposes, among other items, an alternative minimum “book” tax on certain large corporations and a new 1% excise tax on net stock repurchases made by certain publicly traded corporations after December 31, 2022. Some guidance has been issued on the application of the alternative minimum book tax and the excise tax but several aspects of the Tax Cuts and Jobs Act and the Inflation Reduction Act remain uncertain and the Treasury regulations implementing the provisions are forthcoming. All of these provisions are complex and could adversely impact our effective tax rate in future years.
Multiple levels of government, foreign legislatures and international organizations, such as the Organization for Economic Cooperation and Development (“OECD”) and the European Union, are increasingly focused on tax reform and have proposed and implemented tax legislation and regulations that could affect the taxation of multinational companies. For example, the enactment of all or part of the recommendations set forth or that may be introduced in the OECD project on Base Erosion and Profit Shifting by tax authorities in the countries in which we operate could unfavorably impact our overall tax rate. Additionally, the OECD continues to advance proposals for modernizing international tax rules, including the introduction of a 15% global minimum tax and its Base Erosion and Profit Shifting project, which is focused on several issues, including the shifting of profits among affiliated entities in different tax jurisdictions. Each, if implemented, could unfavorably impact our overall tax rate.
Tax authorities may challenge our tax computations and classifications, our transfer pricing methods and our application of related policies and methods.
Our tax returns are subject to audit by U.S. federal, state, local and foreign tax authorities. These authorities may successfully challenge certain tax positions or deductions taken by our subsidiaries. For example, tax authorities may contest intercompany allocations of fee income, management charges or interest charges among affiliates in different tax jurisdictions. While we believe that we have provided the appropriate required reserves, it is possible that a tax authority may disagree with all, or a portion, of the tax benefits claimed. If a tax authority were to successfully challenge our positions, it could result in significant additional tax costs.
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
•competitive pressure on our businesses and on our ability to retain and attract employees at current compensation levels; and
•changes in relevant tax laws, regulations or treaties or an adverse interpretation of these items.
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
Although we believe the statements reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, achievements or events. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this Form 10-K to conform our prior statements to actual results or revised expectations and we do not intend to do so.
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

•potential levels of compensation expense, including adjusted compensation and benefits expense, and non-compensation expense;
•potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts;
•statements regarding ESG goals and initiatives;
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
The Company is committed to providing timely and accurate information to the investing public, consistent with our legal and regulatory obligations. To that end, Lazard and its operating companies use their websites, and other social media sites to convey information about their businesses, including the anticipated release of quarterly financial results, quarterly financial, statistical and business-related information, and the posting of updates of AUM in various mutual funds, hedge funds and other investment products managed by LAM LLC and LFG. Investors can link to Lazard, Inc., Lazard Group and their operating company websites through http://www.lazard.com. Our websites and social media sites and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K.

Item 1B.    Unresolved Staff Comments
There are no unresolved written comments that were received from the SEC staff 180 days or more before December 31, 2023 relating to our periodic or current reports under the Exchange Act.
Item 1C.    Cybersecurity
Our business is highly dependent on electronic information resources used for the collection, processing, maintenance, use, sharing, dissemination, or disposition of our and our clients’ information, which we refer to as “information systems”, including our computer systems, hardware, software and networks and those of our third-party vendors and service providers. Our operations rely on the secure processing, storage and transmission of confidential and other information by our information systems and those of third parties.
Lazard maintains a formal, robust cybersecurity and information security program that is aligned with the National Institute of Standards and Technology Cybersecurity Framework (“CSF”) and integrated into our overall risk management process. Our Information Security Program, Policies and Standards are also designed to comply with the financial regulations and cybersecurity laws in the jurisdictions in which we operate. By focusing on the following four interconnected pillars, we aim to reduce the impact of cybersecurity incidents, safeguard our digital assets and foster a proactive and comprehensive approach to cybersecurity within our organization.

•Risk assessments and mitigation strategies
◦Conduct regular risk assessments to identify and prioritize critical assets and vulnerabilities, both internally and with respect to third-party risks.
◦Develop and implement appropriate mitigation strategies based on risk assessments.
◦Monitor and evaluate the effectiveness of risk mitigation measures.
•Professional cybersecurity staff
◦Retain and recruit skilled cybersecurity professionals.
◦Provide regular training and development opportunities.
◦Foster collaboration and knowledge sharing among cybersecurity team members.
•Security-aware organizational culture
◦Maintain policies and procedures for reporting and responding to cybersecurity incidents.
◦Empower employees to take ownership of their cybersecurity responsibilities.
◦Promote a security-aware culture throughout the organization through regular training and awareness programs.
•Security technology
◦Implement and maintain robust cybersecurity technologies, including advanced threat detection, prevention and response tools.
◦Regularly evaluate and update our suite of cybersecurity technology to address emerging threats and vulnerabilities.
◦Integrate cybersecurity technologies with other systems and processes.

Third-Party Monitoring and External Reviews
As noted above, our business regularly uses and relies on third-party information systems and services to process, store and transmit confidential and other information. To support our cybersecurity oversight of third-party information technology providers, we have integrated automated processes to manage third-party cloud security. We also use an enterprise-wide third-party technology provider to assist in our identification and assessment of cybersecurity risks to the Company presented by third parties, and our contracts are vetted by our internal legal and compliance departments as part of a process designed to ensure that we are provided the right to audit and test the security and quality of each of our vendors. As part of our screening and evaluation processes, we conduct due diligence on our potential vendors, as well as regular assessments of current vendors, regarding compliance with law (including financial regulations, sanctions regimes and data privacy regulations) and cybersecurity standards, including background checks and system tests.

Our Chief Information Security Officer (“CISO”) regularly engages independent third parties to assess the performance of our cybersecurity risk management systems and procedures and to help test and identify cybersecurity risks to the Company. Annually, we engage an independent third-party to perform a comprehensive review of our cybersecurity programs, with the aim of ensuring alignment with the current version of the CSF. In addition, we engage several other third parties at regular intervals for targeted assessments of specific cybersecurity risk management systems, tools, vendors and processes. Among other things, tests include simulations of communications shared with affected stakeholders on security events and identification of vulnerabilities. These third-party audits and assessments are used by management to review, update and improve our cybersecurity risk management systems and identify vulnerabilities. Results and recommendations are reported to our CISO, who reports to our General Counsel. Material findings are presented to the Global Risk Committee (“GRC”), Audit Committee and the full Board as discussed below.
Cybersecurity Management Team and Board Oversight
Lazard’s cybersecurity program, which includes information security, is the primary responsibility of our CISO, who oversees our global information security strategy and program and is supported by our Information Technology and Information Security departments. The Company’s current CISO has held the position since 2015 and has been working in technology risk management since 1991. The CISO holds a bachelor’s degree from New York Institute of Technology and is an accredited Certified Information Systems Security Professional. Our CISO leads our Cybersecurity Incident Handling Team (“CSIHT”), to which cybersecurity threats and cybersecurity incidents are reported. The CSIHT manages the Company’s response to cybersecurity threats and cybersecurity incidents, including the prevention, detection, analysis, containment, eradication and recovery thereof.
The CISO reports monthly to the GRC, which includes our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and General Counsel, among other members of senior management, regarding cybersecurity incidents from the preceding month.
Our Internal Audit department regularly assesses and reports to the Audit Committee on the effectiveness of our cybersecurity and information technology controls. Our Audit Committee reviews the Company’s cybersecurity risk profile and risk management strategies at regular intervals. Our CFO reviews with the Audit Committee categories of risk the Company faces, including cybersecurity risks, as well as the likelihood of the occurrence of cybersecurity risks, the potential impact of those risks and the steps management has taken to monitor, mitigate and control such risks. In addition, our CISO reports at least annually to the Board, and at least quarterly to the Board’s Audit Committee, with respect to cybersecurity risks, including those identified through review of our business, of rising threats in the industry, and of the current state of Lazard’s cybersecurity program. Updates on cybersecurity risks are reviewed at regular meetings of the Audit Committee and reported to the full Board.
Incident Response and Assessment Policies and Procedures
Lazard has implemented policies and procedures to protect the firm from any interruptions to the availability of our data and our systems and to protect the firm’s and our clients’ data from intentional and unintentional disclosure, including disclosure arising from a range of cybersecurity threats. These policies and procedures outline actions to be taken after identifying suspected cybersecurity threats and cybersecurity incidents and designate the persons responsible for managing those actions.
Our disclosure controls and procedures provide for the CSIHT to report high severity cybersecurity incidents to an Assessment Committee, consisting of our CFO, CISO and General Counsel, among others, for an assessment of materiality. The Assessment Committee in consultation with third-party experts, as warranted, makes the incident materiality determination consistent with SEC guidance and by considering relevant quantitative and qualitative factors, including without limitation:
•the probability of an adverse outcome;
•the potential impact on financial results;
•the likelihood of litigation or regulatory investigations; and
•the potential impact on the Company’s reputation and competitiveness.
A determination that a cybersecurity incident has, or is reasonably likely to have, a material impact on the Company is reported by the Assessment Committee to the CEO and the Board’s Audit Committee without delay. The Assessment Committee also provides a summary of all incidents that are determined to be immaterial to the Board’s Audit Committee at the next scheduled meeting.

For additional information regarding how cybersecurity threats or incidents are reasonably likely to materially affect our business strategy, results of operations or financial condition, see “Risk Factors—A failure in or breach of our information systems or infrastructure, or those of third parties with which we do business, including as a result of cybersecurity incidents or threats, could disrupt our businesses, lead to reputational harm and legal liability or otherwise impact our ability to operate our business” and “Risk Factors—Other operational risks may disrupt our businesses, result in regulatory action against us or limit our growth.”
Item 2.    Properties
Lazard has offices located around the world. The following table lists the principal properties used for the Lazard organization as of December 31, 2023. As a general matter, one or both of our Financial Advisory and Asset Management segments (as well as our Corporate segment) uses the following properties.

Location	Offices
New York City	Principal office located at 30 Rockefeller Plaza
Paris	Principal offices located at 175 Boulevard Haussmann and 25 Rue de Courcelles
London	Principal office located at 50 Stratton Street
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
Not applicable

Part II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2023, all of our common membership interests are held by indirect wholly-owned subsidiaries of Lazard, Inc. Our co-managing member interests are held by two indirect wholly-owned subsidiaries of Lazard, Inc., and our profit participation interests are held by various managing directors. There are no public trading markets for any of these interests.
As of December 31, 2023, pursuant to provisions of its Amended and Restated Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February. Such distributions primarily represent amounts necessary to fund (i) any dividends Lazard, Inc. may declare on its common stock and (ii) tax distributions in respect of income taxes that Lazard, Inc.’s subsidiaries incur. During the years ended December 31, 2023, 2022 and 2021, Lazard Group distributed approximately $162.0 million, $228.0 million, and $233.2 million, respectively, to the subsidiaries of Lazard, Inc.
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
Business Summary
Lazard, one of the world’s preeminent financial advisory and asset management firms, operates in North and South America, Europe, the Middle East, Asia and Australia. With origins dating to 1848, we have long specialized in crafting solutions to the complex financial and strategic challenges of a diverse set of clients around the world, including corporations, governments, institutions, partnerships and individuals.
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
Our principal sources of revenue are derived from activities in the following business segments:
•Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding strategic and mergers and acquisitions (“M&A”) advisory, capital markets advisory, shareholder advisory, restructuring and liability management, sovereign advisory, geopolitical advisory and other strategic advisory matters and capital raising and placement, and
•Asset Management, which offers a broad range of global investment solutions and investment and wealth management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.
In addition, we record selected other activities in our Corporate segment, including management of cash, investments, outstanding indebtedness and certain assets and liabilities associated with a special purpose acquisition company that was sponsored by an affiliate of the Company, Lazard Growth Acquisition Corp. I (“LGAC”). We also invest our own capital from time to time, generally alongside capital of qualified institutional and individual investors in alternative investments or private equity investments, and make investments to seed our Asset Management strategies.
Our consolidated net revenue was derived from the following segments:

	Year Ended December 31,
	2023	2022	2021
Financial Advisory	55%	60%	56%
Asset Management	46	44	44
Corporate	(1)	(4)	–
Total	100%	100%	100%

Business Environment and Outlook
Economic and global financial market conditions can materially affect our financial performance. As described above, our principal sources of revenue are derived from activities in our Financial Advisory and Asset Management business segments. Our Financial Advisory revenues are primarily dependent on the successful completion of merger, acquisition, sale, restructuring, capital raising or similar transactions, and our Asset Management revenues are primarily driven by the levels of assets under management (“AUM”). Weak global economic and financial market conditions can result in a challenging business environment for M&A and capital-raising activity as well as our Asset Management business, but may provide opportunities for our restructuring business.
The global macroeconomic environment is improving and capital market trends are positive. At the same time, there is a high degree of geopolitical uncertainty that continues to be top of mind for decision-makers. In our Financial Advisory business, we are seeing M&A activity strengthen while financing, valuation, and regulatory headwinds abate. In our Asset Management business, positive market sentiment and a widening dispersion of returns across asset classes is leading to increased investor interest across a range of actively managed strategies.
Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.
•Financial Advisory—Despite M&A announcements in 2023 being at their lowest levels in a decade, we remained actively engaged with our clients. The global scale and breadth of our Financial Advisory business, with particular strength in both the U.S. and Europe, enables us to advise on a wide range of strategic and restructuring transactions across a variety of industries. In 2024, we could see increased M&A activity occurring alongside greater restructuring activity as rates remain high and debt maturities approach. In addition, we continue to invest in our Financial Advisory business by selectively hiring talented senior professionals in an effort to enhance our capabilities and sector expertise in M&A, capital structure, restructuring, and public and private capital markets.
•Asset Management—Given our diversified, actively managed investment platform and our ability to provide investment solutions for a global mix of clients, we believe we are positioned to benefit from opportunities across the asset management industry. We are continually developing new investment strategies that extend our existing platforms and assessing potential product acquisitions or other inorganic growth opportunities.
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

Financial Advisory
As reflected in the following table, which sets forth global M&A industry statistics, the value and number of all completed transactions, including the subset of completed transactions involving values greater than $500 million, decreased in 2023 as compared to 2022. With respect to announced M&A transactions, the value and number of all transactions, including the subset of announced transactions involving values greater than $500 million, decreased in 2023 as compared to 2022.

	Year Ended December 31,
	2023	2022	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$2,915	$4,285	(32)%
Number	33,219	42,993	(23)%
Deals Greater than $500 million:
Value	$2,274	$3,252	(30)%
Number	948	1,407	(33)%
Announced M&A Transactions:
All deals:
Value	$3,134	$3,743	(16)%
Number	36,014	43,538	(17)%
Deals Greater than $500 million:
Value	$2,380	$2,716	(12)%
Number	1,096	1,235	(11)%
______________________
Source:    Dealogic as of January 5, 2024.
Global restructuring activity during 2023, as measured by the number of corporate defaults, increased as compared to 2022. The number of defaulting issuers was 159 in 2023, according to Moody’s Investors Service, Inc., as compared to 157 in 2022.
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

Asset Management
The percentage change in major equity market indices (i) at December 31, 2023, as compared to such indices at December 31, 2022, and (ii) at December 31, 2022, as compared to such indices at December 31, 2021, is shown in the table below.

	Percentage Changes December 31,
	2023 vs 2022	2022 vs 2021
MSCI World Index	24%	(18%)
Euro Stoxx	23%	(9%)
MSCI Emerging Market	10%	(20%)
S&P 500	26%	(18%)
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
Financial Statement Overview
Net Revenue
The majority of Lazard’s Financial Advisory net revenue historically has been earned from advice and other services provided in M&A transactions. The amount of the fee earned can vary depending upon the type, size and complexity of the transaction Lazard is advising on. M&A fees can be earned as a retainer, working fee, announcement fee, milestone fee, opinion fee or transaction completion fee. With most fees being paid upon completion of a transaction the timing can be impacted by delays to securing financing, board approvals, regulatory approvals, shareholder votes, changing market conditions or other factors.

Our restructuring and liability management team advises on situations where our clients are financially distressed, providing advice on financial debt restructurings, liability management and M&A. Bankruptcy proceedings may require court approval of our fees. The capital markets advisory team advises both public and private issuers on the raising of capital, while the private capital advisory team provides fundraising and secondary advisory services for private equity, private credit, real estate and real assets-focused investment firms. Additionally, Lazard earns fees from providing strategic advice to clients, which may include shareholder advisory, geopolitical advisory and other strategic advisory matters, with such fees not being dependent on the completion of a transaction.

Our Financial Advisory businesses may be impacted by overall M&A activity levels in the market, the level of corporate debt defaults and the environment for capital raising activities, among other factors.

Significant fluctuations in Financial Advisory net revenue can occur over the course of any given year, because a significant portion of such net revenue is earned upon the successful completion of a transaction, restructuring or capital raising activity, the timing of which is uncertain and is not subject to Lazard’s control.
Lazard’s Asset Management segment principally includes LAM, LFG, LFB and Edgewater. Asset Management net revenue is derived from fees for investment management and advisory services provided to clients. As noted above, the main driver of Asset Management net revenue is the level and product mix of AUM, which is generally influenced by the performance of the global equity markets and, to a lesser extent, fixed income markets as well as Lazard’s investment performance, which impacts its ability to successfully attract and retain assets. As a result, fluctuations (including timing thereof) in financial markets and client asset inflows and outflows have a direct effect on Asset Management net revenue and operating income. Asset Management fees are generally based on the level of AUM measured daily, monthly or quarterly, and an increase or reduction in AUM, due to market price fluctuations, currency fluctuations, changes in product mix, or net client asset flows will result in a corresponding increase or decrease in management fees. Our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. Institutional and individual clients, and firms with which we have strategic alliances, can terminate their relationship with us, reduce the aggregate amount of AUM or shift their funds to other types of accounts with different rate structures for a number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. In addition, as Lazard’s AUM includes significant amounts of assets that are denominated in currencies other than U.S. Dollars, changes in the value of the U.S. Dollar relative to foreign currencies will impact the value of Lazard’s AUM and the overall amount of management fees generated by the AUM. Fees vary with the type of assets managed and the vehicle in which they are managed, with higher fees earned on equity assets and alternative investment funds, such as hedge funds and private equity funds, and lower fees earned on fixed income and cash management products.
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
For private equity funds, incentive fees may be earned in the form of a “carried interest” if profits arising from realized investments exceed a specified threshold. Typically, such carried interest is ultimately calculated on a whole-fund or investment by investment basis and, therefore, clawback of carried interest toward the end of the life of the fund can occur. As a result, the Company recognizes incentive fees earned on our private equity funds only when it is probable that a clawback will not occur.
Corporate segment net revenue consists primarily of investment gains and losses on the Company’s investments to seed strategies in our Asset Management business, net of hedging activities, and principal investments in private equity funds, as well as gains and losses on investments held in connection with Lazard Fund Interests (“LFI”) and interest income and interest expense. Corporate net revenue can fluctuate due to changes in the fair value of debt and equity securities, as well as due to changes in interest and currency exchange rates and the levels of cash, investments and indebtedness.
Corporate segment total assets represented 44% of Lazard’s consolidated total assets as of December 31, 2023, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds.
Operating Expenses
The majority of Lazard’s operating expenses relate to compensation and benefits for managing directors and employees. Our compensation and benefits expense includes (i) salaries and benefits, (ii) amortization of the relevant portion of previously granted deferred incentive compensation awards, including (a) share-based incentive compensation under Lazard’s 2018 Incentive Compensation Plan, as amended (the “2018 Plan”) and (b) LFI and other similar deferred compensation arrangements (see Note 16 of Notes to Consolidated Financial Statements), (iii) a provision for discretionary or guaranteed cash bonuses and profit pools and (iv) when applicable, severance payments. Compensation expense in any given period is dependent on many factors, including general economic and market conditions, our actual and forecasted operating and financial performance, staffing levels, estimated forfeiture rates, competitive pay conditions and the nature of revenues earned, as well as the mix between current and deferred compensation.

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
Compensation and benefits expense is the largest component of our operating expenses. We seek to maintain discipline with respect to compensation, including the rate at which we award deferred compensation. We focus on a ratio of adjusted compensation and benefits expense to operating revenue to manage costs, balancing a view of current market conditions alongside our objective to drive long-term shareholder value. Our goal remains to maintain a ratio of adjusted compensation and benefits expense to operating revenue over the cycle in the mid-to high-50s percentage range, while targeting a consistent deferral policy. While we have implemented policies and initiatives that we believe will assist us in maintaining ratios within this range, there can be no guarantee that we will be able to maintain such ratios, or that our policies or initiatives will not change, in the future. Our practice is to pay our employees competitively to foster retention and motivate performance and in doing so we look to the market for talent and other factors, which are typically correlated with industry revenues, but may vary year by year. At the same time, the amount of compensation we award in a particular year is, in part, deferred and amortized over the successive years. Increased competition for professionals, changes in the macroeconomic environment or the financial markets generally, lower operating revenue resulting from, for example, a decrease in M&A activity, our share of the M&A market or our AUM levels, changes in the mix of revenues from our businesses, investments in our businesses or various other factors could prevent us from achieving this goal.
Our operating expenses also include “non-compensation expense”, which includes costs for occupancy and equipment, marketing and business development, technology and information services, professional services, fund administration and outsourced services, amortization and other acquisition-related costs and other expenses. Our occupancy costs represent a significant portion of our aggregate operating expenses and are subject to change from time to time, particularly as leases for real property expire and are renewed or replaced with new, long-term leases for the same or other real property.
We believe that “adjusted non-compensation expense”, a non-GAAP measure, when presented in conjunction with measures prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) provides a meaningful and useful basis for our investors to assess our operating results. For calculations with respect to “adjusted non-compensation expense”, see the table under “Consolidated Results of Operations” below.
To the extent inflation results in rising interest rates and has other effects upon the securities markets or general macroeconomic conditions, it may adversely affect our financial position and results of operations by impacting overall levels of M&A activity, reducing our AUM or net revenue, increasing non-compensation expense, or otherwise.
Cost-Saving Initiatives
The Company conducted firm-wide cost-saving initiatives over the course of 2023 that will continue through the first quarter of 2024. See Note 18 of Notes to Consolidated Financial Statements.
Provision for Income Taxes
Lazard Group primarily operates in the U.S. as a limited liability company that is treated as a partnership for U.S. federal income tax purposes. As a result, Lazard Group’s income pertaining to the limited liability company is not subject to U.S. federal income tax because taxes associated with such income represent obligations of its partners. Lazard Group, through its subsidiaries, is subject to state and local taxes on its income apportioned to various state and local jurisdictions. Lazard Group operates principally through subsidiary corporations including through those domiciled outside the U.S. that are subject to local income taxes in foreign jurisdictions. In addition, Lazard Group is subject to Unincorporated Business Tax (“UBT”) attributable to its operations apportioned to New York City.
Additionally, the Organization for Economic Cooperation and Development (the “OECD”) reached agreement among various countries, including the EU member states, to establish a 15% minimum tax on certain multinational companies, commonly called “Pillar Two”. Many countries continue to announce changes in their tax laws and regulations to implement the OECD Pillar Two proposals. Lazard is continuing to evaluate the potential impact on future periods of the Pillar Two proposals, as new guidance becomes available.
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

	Year Ended December 31,
	2023	2022	2021
	($ in thousands)
Net Revenue	$2,516,228	$2,764,289	$3,223,209
Operating Expenses:
Compensation and benefits	1,939,840	1,647,811	1,884,859
Non-compensation	686,572	595,677	567,687
Total operating expenses	2,626,412	2,243,488	2,452,546
Operating Income (Loss)	(110,184)	520,801	770,663
Provision for income taxes	49,059	81,653	101,687
Net Income (Loss)	(159,243)	439,148	668,976
Less - Net Income (Loss) Attributable to Noncontrolling Interests	18,173	34,966	14,481
Net Income (Loss) Attributable to Lazard Group	$(177,416)	$404,182	$654,495
Operating Income (Loss), as a % of net revenue	(4.4)%	18.8%	23.9%
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

	Year Ended December 31,
	2023	2022	2021
	($ in thousands)
Operating Revenue:
Net revenue	$2,516,228	$2,764,289	$3,223,209
Adjustments:
Interest expense (a)	75,159	75,370	74,176
Distribution fees, reimbursable deal costs, bad debt expense and other (b)	(105,693)	(74,207)	(85,041)
Asset impairment charges	19,129	–	–
Revenue related to noncontrolling interests (c)	(30,190)	(49,073)	(31,624)
(Gains) losses on investments pertaining to LFI (d)	(41,463)	44,261	(35,494)
(Gains) losses associated with cost-saving initiatives, restructuring and closing of certain offices (e)	5,465	–	(7,516)
Operating revenue (f)	$2,438,635	$2,760,640	$3,137,710
_______________________

(a)Interest expense (excluding interest expense incurred by LFB) is added back in determining operating revenue because such expense relates to corporate financing activities and is not considered to be a cost directly related to the revenue of our business.
(b)Represents certain distribution, introducer and management fees paid to third parties, reimbursable deal costs and bad debt expenses relating to fees and other receivables that are deemed uncollectible for which an equal amount is excluded for purposes of determining adjusted non-compensation expense.
(c)Revenue or loss related to the consolidation of noncontrolling interests is excluded from operating revenue because the Company has no economic interest in such amount.
(d)Represents changes in the fair value of investments held in connection with LFI and other similar deferred compensation arrangements for which a corresponding equal amount is excluded from compensation and benefits expense.
(e)Represents losses (gains) associated with the reclassification of currency translation adjustments to earnings from accumulated other comprehensive losses in the year ended December 31, 2023 and 2021 and transactions related to foreign currency exchange in the year ended December 31, 2023.
(f)Operating revenue is a non-GAAP measure.

	Year Ended December 31,
	2023	2022	2021
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$1,939,840	$1,647,811	$1,884,859
Adjustments:
Noncontrolling interests (a)	(9,233)	(10,855)	(9,216)
(Charges) credits pertaining to LFI (b)	(41,463)	44,261	(35,494)
Expenses associated with senior management transition (c)	(10,674)	(33,019)	–
Expenses associated with cost-saving initiatives, restructuring and closing of certain offices	(178,341)	–	(14,922)
Adjusted compensation and benefits expense (d)	$1,700,129	$1,648,198	$1,825,227
Adjusted compensation and benefits expense, as a % of operating revenue	69.7%	59.7%	58.2%
_____________________________
(a)Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)Represents changes in fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards for which a corresponding equal amount is excluded from operating revenue.
(c)Represents expenses associated with senior management transition reflecting the departure of certain executive officers.
(d)Adjusted compensation and benefits expense is a non-GAAP measure.

	Year Ended December 31,
	2023	2022	2021
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$686,572	$595,677	$567,687
Adjustments:
Expenses relating to office space reorganization (a)	–	(3,764)	(4,611)
Distribution fees, reimbursable deal costs, bad debt expense and other (b)	(105,693)	(74,207)	(85,041)
Amortization and other acquisition-related costs	(334)	(60)	(60)
Noncontrolling interests (c)	(2,788)	(3,255)	(7,932)
Expenses associated with cost-saving initiatives, restructuring and closing of certain offices	(13,012)	–	(1,539)
Adjusted non-compensation expense (d)	$564,745	$514,391	$468,504
Adjusted non-compensation expense, as a % of operating revenue	23.2%	18.6%	14.9%
________________________
(a)Represents building depreciation and other costs related to office space reorganization.
(b)Represents certain distribution, introducer and management fees paid to third parties, reimbursable deal costs and bad debt expenses relating to fees and other receivables that are deemed uncollectible for which an equal amount is included for purposes of determining operating revenue.
(c)Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.
(d)Adjusted non-compensation expense is a non-GAAP measure.

	Year Ended December 31,
	2023	2022	2021
	($ in thousands)
Earnings From Operations (a):
Operating revenue	$2,438,635	$2,760,640	$3,137,710
Deduct:
Adjusted compensation and benefits expense	(1,700,129)	(1,648,198)	(1,825,227)
Adjusted non-compensation expense	(564,745)	(514,391)	(468,504)
Earnings from operations	$173,761	$598,051	$843,979
Earnings from operations, as a % of operating revenue	7.1%	21.7%	26.9%
_________________
(a)Earnings from operations is a non-GAAP measure.

Headcount information is set forth below:

	As of December 31,
	2023	2022	2021
Headcount:
Managing Directors:
Financial Advisory (a)	210	211	176
Asset Management	114	120	110
Corporate	26	25	22
Total Managing Directors	350	356	308
Other Business Segment Professionals and Support Staff:
Financial Advisory (a)	1,392	1,452	1,335
Asset Management	1,107	1,105	1,088
Corporate	440	476	429
Total	3,289	3,389	3,160
________________________
(a)Financial Advisory headcount reflects that, in addition to customary year-end changes, 20 employees were reclassified in the first quarter of 2022 from professionals to managing directors in connection with a consolidation of the Lazard Middle Market LLC broker-dealer license.
A review of our operating results for the year ended December 31, 2023 compared to our operating results for the year ended December 31, 2022 appears below. A detailed review of our operating results for the year ended December 31, 2022 compared to the year ended December 31, 2021 is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Results”.
Operating Results
Year Ended December 31, 2023 versus December 31, 2022
The Company reported a net loss attributable to Lazard Group of $177 million, as compared to net income attributable to Lazard Group of $404 million in 2022.
Net revenue decreased $248 million, or 9%, with operating revenue decreasing $322 million, or 12%, as compared to 2022. Fee revenue from investment banking and other advisory activities decreased $265 million, or 16%, as compared to 2022. Asset management fees, including incentive fees, decreased $48 million, or 4%, as compared to 2022. In the aggregate, interest income, other revenue and interest expense increased $65 million as compared to 2022, the majority of which is recorded in the Corporate segment.
Compensation and benefits expense increased $292 million, or 18%, as compared to 2022.
Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $1,700 million, an increase of $52 million, or 3%, as compared to $1,648 million in 2022. The ratio of adjusted compensation and benefits expense to operating revenue was 69.7% for 2023, as compared to 59.7% for 2022.
Non-compensation expense increased $91 million, or 15%, as compared to 2022, primarily due to higher professional services expenses and travel and business development expenses, continued investments in technology and expenses associated with the cost-saving initiatives in 2023. Adjusted non-compensation expense increased $50 million, or 10%, as compared to 2022. The ratio of adjusted non-compensation expense to operating revenue was 23.2% for 2023, as compared to 18.6% for 2022.
The Company reported an operating loss of $110 million, as compared to operating income of $521 million in 2022.

Earnings from operations decreased $424 million, or 71%, as compared to 2022, and, as a percentage of operating revenue, was 7.1%, as compared to 21.7% in 2022.
The provision for income taxes reflects an effective tax rate of (44.5)%, as compared to 15.7% in 2022. See Note 19 of Notes to Consolidated Financial Statements.
Net income attributable to noncontrolling interests decreased $17 million as compared to 2022. See Note 15 of Notes to Consolidated Financial Statements.
Business Segments
The following is a discussion of net revenue and operating income for the Company’s segments: Financial Advisory, Asset Management and Corporate. See Note 22 of Notes to Consolidated Financial Statements for further information regarding segments.
Financial Advisory
The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Year Ended December 31,
	2023	2022	2021
	($ in thousands)
Net Revenue	$1,384,341	$1,655,596	$1,794,132
Operating Expenses (a)	1,483,427	1,292,382	1,345,849
Operating Income (Loss)	$(99,086)	$363,214	$448,283
Operating Income (Loss), as a % of net revenue	(7.2)%	21.9%	25.0%
________________________
(a)See Note 18 of Notes to Consolidated Financial Statements for information regarding cost-saving initiatives.
Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Year Ended December 31,
	2023	2022	2021
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	299	304	370
Percentage of total Financial Advisory net revenue from top 10 clients (a)	19%	19%	15%
Number of M&A transactions completed with values greater than $500 million (b)	47	91	104
________________________
(a)No individual client constituted more than 10% of our Financial Advisory segment net revenue in the years ended December 31, 2023, 2022 and 2021.
(b)Source: Dealogic as of January 5, 2024.
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

	Year Ended December 31,
	2023	2022	2021
Americas	55%	59%	63%
EMEA	44	40	36
Asia Pacific	1	1	1
Total	100%	100%	100%
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
Financial Advisory Results of Operations
Year Ended December 31, 2023 versus December 31, 2022
Financial Advisory net revenue decreased $271 million, or 16%, as compared to 2022. The decrease in Financial Advisory net revenue was primarily driven by decreased number of completed M&A transactions with values greater than $500 million as compared to 2022, reflecting a significant decline in industry-wide completed M&A transactions.
Operating expenses, which include $97 million associated with cost-saving initiatives in 2023, increased $191 million, or 15%, as compared to 2022.
The Financial Advisory operating loss was $99 million, as compared to operating income of $363 million in 2022 and, as a percentage of net revenue, was (7.2)%, as compared to 21.9% in 2022.
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

The following table shows the composition of AUM for the Asset Management segment (see Item 1, “Business—Principal Business Lines—Asset Management—Investment Strategies”):

	As of December 31,
	2023	2022	2021
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$25,288	$21,557	$31,227
Global	53,528	46,861	59,516
Local	52,208	47,504	56,310
Multi-Regional	59,114	51,473	73,953
Total Equity	190,138	167,395	221,006
Fixed Income:
Emerging Markets	9,525	8,944	12,231
Global	10,762	11,029	14,410
Local	6,080	5,352	6,022
Multi-Regional	21,740	18,061	13,623
Total Fixed Income	48,107	43,386	46,286
Alternative Investments	3,330	3,812	4,203
Other Alternative Investments	2,799	–	–
Private Equity	1,623	1,038	1,290
Cash Management	654	494	954
Total AUM	$246,651	$216,125	$273,739
Total AUM at December 31, 2023 was $247 billion, an increase of $31 billion, or 14%, as compared to total AUM of $216 billion at December 31, 2022 due to market and foreign exchange appreciation, partially offset by net outflows. Average AUM for the year ended December 31, 2023 increased $6 billion, or 2%, as compared to 2022.
As of both December 31, 2023 and 2022, approximately 85% of our AUM was managed on behalf of institutional and intermediary clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors. As of both December 31, 2023 and 2022, approximately 15% of our AUM was managed on behalf of individual client relationships.
As of December 31, 2023, AUM with foreign currency exposure represented approximately 64% of our total
AUM as compared to 65% at December 31, 2022. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.
The following is a summary of changes in AUM by asset class for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31, 2023
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$167,395	$24,545	$(31,097)	$(6,552)	$28,125	$1,170	$190,138
Fixed Income	43,386	9,476	(9,192)	284	3,236	1,201	48,107
Other	5,344	5,233	(2,507)	2,726	290	46	8,406
Total	$216,125	$39,254	$(42,796)	$(3,542)	$31,651	$2,417	$246,651

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
Average AUM for the years ended December 31, 2023, 2022 and 2021 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Year Ended December 31,
	2023	2022	2021
	($ in millions)
Average AUM by Asset Class:
Equity	$179,435	$179,178	$220,146
Fixed Income	45,842	42,093	46,252
Alternative Investments	3,792	4,167	3,492
Other Alternative Investments	2,276	–	–
Private Equity	1,121	1,165	1,318
Cash Management	632	841	843
Total Average AUM	$233,098	$227,444	$272,051

The following table summarizes the reported operating results attributable to the Asset Management segment:

	Year Ended December 31,
	2023	2022	2021
	($ in thousands)
Net Revenue	$1,151,496	$1,204,927	$1,424,985
Operating Expenses (a)	1,011,574	963,640	1,032,825
Operating Income	$139,922	$241,287	$392,160
Operating Income, as a % of net revenue	12.2%	20.0%	27.5%
________________________
(a)See Note 18 of Notes to Consolidated Financial Statements for information regarding cost-saving initiatives.
Our top ten clients accounted for 29%, 27% and 29% of our total AUM at December 31, 2023, 2022 and 2021, respectively, and no individual client constituted more than 10% of our Asset Management segment net revenue during any of the respective years.
The geographical distribution of Asset Management net revenue is set forth below in percentage terms, and is based on the Lazard offices that manage and distribute the respective AUM amounts. Such geographical distribution may not be reflective of the geography of the investment products or clients.

	Year Ended December 31,
	2023	2022	2021
Americas	42%	48%	48%
EMEA	46	41	42
Asia Pacific	12	11	10
Total	100%	100%	100%
Asset Management Results of Operations
Year Ended December 31, 2023 versus December 31, 2022
Asset Management net revenue decreased $53 million, or 4%, as compared to 2022. Management fees and other revenue was $1,122 million, a decrease of $16 million, or 1%, as compared to $1,138 million in 2022. Incentive fees were $30 million, a decrease of $38 million, as compared to $67 million in 2022.
Operating expenses, which included $57 million associated with cost-saving initiatives in 2023, increased $48 million, or 5%, as compared to 2022.
Asset Management operating income was $140 million, a decrease of $101 million, or 42%, as compared to operating income of $241 million in 2022 and, as a percentage of net revenue, was 12.2%, as compared to 20.0% in 2022.

Corporate
The following table summarizes the reported operating results attributable to the Corporate segment:

	Year Ended December 31,
	2023	2022	2021
	($ in thousands)
Interest income	$20,122	$18,893	$2,877
Interest expense	(75,044)	(75,911)	(75,152)
Net Interest Expense	(54,922)	(57,018)	(72,275)
Other Revenue (Loss)	35,313	(39,216)	76,367
Net Revenue (Loss)	(19,609)	(96,234)	4,092
Operating Expenses (Credits) (a)	131,411	(12,534)	73,872
Operating Loss	$(151,020)	$(83,700)	$(69,780)
______________________
(a)See Note 18 of Notes to Consolidated Financial Statements for information regarding cost-saving initiatives.
Corporate Results of Operations
Year Ended December 31, 2023 versus December 31, 2022
Net interest expense decreased $2 million, or 4%, as compared to 2022.
Other revenue (loss) was positively impacted by gains attributable to investments held in connection with LFI in 2023, as compared to losses in 2022. Such gains in 2023 were offset by losses incurred from the impairment of equity method investments and the liquidation of LGAC in February 2023.
Operating expenses increased $144 million, as compared to 2022 primarily due to $37 million associated with cost-saving initiatives in 2023, and charges in 2023 as compared to credits in 2022 pertaining to LFI.
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
The Company makes cash payments for a significant portion of its incentive compensation during the first three months of each calendar year with respect to the prior year’s results. See the Consolidated Financial Statements—
Consolidated Statements of Cash Flows for further detail.

Summary of Cash Flows:

	Year Ended December 31,
	2023	2022	2021
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income (loss)	$(159)	$439	$669
Adjustments to reconcile net income to net cash provided by operating activities (a)	580	511	503
Other operating activities (b)	(250)	(117)	(252)
Net cash provided by (used in) operating activities	171	833	920
Investing activities	(38)	(56)	(39)
Financing activities (c)	(1,528)	(1,407)	183
Effect of exchange rate changes	30	(186)	(162)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	(1,365)	(816)	902
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	2,585	3,401	2,499
End of Period	$1,220	$2,585	$3,401
________________________
(a)Consists primarily of amortization of deferred expenses and share-based incentive compensation, noncash lease expenses, depreciation and amortization of property and deferred tax provision (benefit).
(b)Includes net changes in operating assets and liabilities.
(c)Consists primarily of purchases of shares of common stock, tax withholdings related to the settlement of vested RSUs, vested RSAs and vested PRSUs, changes in customer deposits, distributions to members and noncontrolling interest holders, distributions to redeemable noncontrolling interests associated with LGAC’s redemption of all its outstanding Class A ordinary shares in 2023, and contributions from redeemable noncontrolling interests and payments of underwriting fees and other offering costs associated with the LGAC IPO in 2021.
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
Liquidity is significantly impacted by cash payments for incentive compensation, a significant portion of which are made during the first three months of the year. As a consequence, cash on hand generally declines in the beginning of the year and gradually builds over the remainder of the year. We also pay certain tax advances during the year on behalf of certain managing directors, which serve to reduce their respective incentive compensation payments. Additionally, we made payments in August 2023 with respect to deferred cash awards and throughout the year relating to severance and other employee termination costs associated with the cost-saving initiatives. We expect to make the majority of additional payments relating to severance and other employee termination costs associated with the cost-saving initiatives through the first half of 2024. (See Note 18 of Notes to Consolidated Financial Statements).

Liquidity is also affected by the level of LFB customer-related demand deposits, primarily from clients and funds managed by LFG. To the extent that such deposits rise or fall, this has a corresponding impact on liquidity held at LFB, with the majority of such amounts generally being recorded in “deposits with banks and short-term investments”. In the year ended December 31, 2023, as reflected on the consolidated statements of financial condition, both “deposits and other customer payables” and “deposits with banks and short-term investments” decreased as compared to December 31, 2022, due primarily to customer deposits withdrawals driven by the rising interest rate environment. LFB is subject to, and in compliance with, regulatory liquidity coverage ratios and liquidity levels are monitored on a daily basis.
We regularly monitor our liquidity position, including cash levels, lease obligations, investments, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, distribution to members, purchases of shares of common stock, compensation and matters relating to liquidity and to compliance with regulatory net capital requirements. At December 31, 2023, Lazard had approximately $966 million of cash, including approximately $595 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings. We expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.
As of December 31, 2023, the Company’s remaining lease obligations were $82 million for 2024, $138 million from 2025 through 2026, $123 million from 2027 through 2028 and $221 million through 2034.
As of December 31, 2023, Lazard had approximately $209 million in unused lines of credit available to it, including a $200 million, five-year, senior revolving credit facility under the Second Amended and Restated Credit Agreement.
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
The Second Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00, provided that the Consolidated Leverage Ratio may be greater than 3.25 to 1.00 for four (consecutive or nonconsecutive) quarters so long as it is not greater than 3.50 to 1.00 on the last day of any such quarter, or (ii) its Consolidated Interest Coverage Ratio (as defined in the Second Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. For the 12-month period ended December 31, 2023, Lazard Group was in compliance with such ratios. In any event, no amounts were outstanding under the Second Amended and Restated Credit Agreement as of December 31, 2023.
In addition, the Second Amended and Restated Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At December 31, 2023, the Company was in compliance with all of these provisions.
Lazard’s annual cash flow generated from operations historically has been sufficient to enable it to meet its annual obligations. We believe that the sources of liquidity described above should be sufficient for us to fund our current obligations for the next 12 months.
See also Notes 14, 16, 17, 19 and 21 of Notes to Consolidated Financial Statements regarding information in connection with commitments, incentive plans, employee benefit plans, income taxes and regulatory requirements, respectively.

Senior Debt
The table below sets forth our corporate indebtedness as of December 31, 2023 and 2022. The agreements with respect to this indebtedness are discussed in more detail in our consolidated financial statements and related notes included elsewhere in this Form 10-K.

		Outstanding as of
		December 31, 2023			December 31, 2022
Senior Debt	Maturity	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2025 Senior Notes	2025	$400.0	$0.5	$399.5	$400.0	$1.0	$399.0
Lazard Group 2027 Senior Notes	2027	300.0	1.3	298.7	300.0	1.6	298.4
Lazard Group 2028 Senior Notes	2028	500.0	4.0	496.0	500.0	4.9	495.1
Lazard Group 2029 Senior Notes	2029	500.0	4.0	496.0	500.0	4.8	495.2
		$1,700.0	$9.8	$1,690.2	$1,700.0	$12.3	$1,687.7
The indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants (none of which relate to financial condition), events of default and other customary provisions. At December 31, 2023, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.
See Note 13 of Notes to Consolidated Financial Statements for additional information regarding senior debt.
Members’ Equity
At December 31, 2023, total members’ equity was $182 million, as compared to $467 million and $874 million at December 31, 2022 and 2021, respectively, including $136 million, $358 million and $776 million attributable to Lazard Group on the respective dates. The net activity in members’ equity during the years ended December 31, 2023 and 2022 is reflected in the table below:

	Year Ended December 31,
	2023	2022
	($ in millions)
Members’ Equity - Beginning of Year	$467	$874
Increase (decrease) due to:
Net income (loss) (a)	(171)	425
Other comprehensive income (loss)	6	(72)
Amortization of share-based incentive compensation	251	241
Purchase of common stock	(102)	(692)
Settlement of share-based incentive compensation (b)	(55)	(62)
Distribution to members and noncontrolling interests	(166)	(259)
LFI Consolidated Funds	(74)	18
Other - net	26	(6)
Members’ Equity - End of Year	$182	$467
______________________
(a)Excludes net income associated with redeemable noncontrolling interests of $12 million and $14 million in 2023 and 2022, respectively.
(b)The tax withholding portion of share-based compensation is settled in cash, not shares.

See the Consolidated Financial Statements—Consolidated Statements of Changes in Members’ Equity and Redeemable Noncontrolling Interests for further detail.
The Board of Directors of Lazard has issued a series of authorizations to repurchase common stock, which help offset the dilutive effect of our share-based incentive compensation plans. Lazard aims to repurchase at least as many shares as it expects to issue pursuant to such compensation plans in respect of year-end incentive compensation over time. The rate at which Lazard purchases shares in connection with this annual objective may vary from period to period due to a variety of factors. Purchases with respect to such program are set forth in the table below:

Year Ended December 31:	Number of Shares Purchased	Average Price Per Share
2021	9,124,295	$44.51
2022	19,666,798	$35.17
2023	2,782,662	$36.67
As of December 31, 2023, a total of $200 million of share repurchase authorization remaining available under Lazard Ltd’s share repurchase program will expire on December 31, 2024.
During the year ended December 31, 2023, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.
See Notes 15 and 16 of Notes to Consolidated Financial Statements for additional information regarding Lazard’s members’ equity and incentive plans, respectively.
Regulatory Capital
We actively monitor our regulatory capital base. Our principal subsidiaries are subject to regulatory requirements in their respective jurisdictions to ensure their general financial soundness and liquidity, which require, among other things, that we comply with rules regarding certain minimum capital requirements. These regulatory requirements may restrict the flow of funds to and from affiliates. See Note 21 of Notes to Consolidated Financial Statements for further information. These regulations differ in the U.S., the U.K., France and other countries in which we operate. Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements. For a discussion of regulations relating to us, see Item 1, “Business—Regulation” included in this Form 10-K.
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
Allowance for Credit Losses
We maintain an allowance for credit losses to provide coverage for estimated losses from our receivables. We determine the adequacy of the allowance under the current expected credit losses (“CECL”) guidance by (i) applying a bad debt charge-off rate based on historical charge-off experience; (ii) estimating the probability of loss based on our analysis of the client’s creditworthiness resulting in specific reserves against exposures where we determine the receivables are uncollectible, which may include situations where a fee is in dispute or litigation has commenced; and (iii) performing qualitative assessments to monitor economic risks that may require additional adjustments.
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
Certain of our tax-paying entities have individually experienced losses on a cumulative three-year basis or have tax attributes that may expire unused. In addition, some of our tax-paying entities have recorded a valuation allowance on substantially all of their deferred tax assets due to the combined effect of operating losses in certain subsidiaries of these entities as well as foreign taxes that together substantially offset any U.S. tax liability. Taking into account all available information, we cannot determine that it is more likely than not that deferred tax assets held by these entities will be realized. Consequently, we have recorded valuation allowances on deferred tax assets held by these entities as of December 31, 2023.
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
See Item 1A, “Risk Factors” and Note 19 of Notes to Consolidated Financial Statements for additional information related to income taxes.
Goodwill
Goodwill has an indefinite life and is tested for impairment annually, as of November 1, or more frequently if circumstances indicate impairment may have occurred. The Company performs a qualitative assessment about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in lieu of actually calculating the fair value of the reporting unit. The qualitative assessment includes significant judgment on the business outlook assumptions of each reporting unit based on historical data, current economic conditions, stock performance and industry trends. If events indicate that it is more likely than not that the reporting unit’s fair value is less than its carrying value, the Company performs a quantitative assessment to determine the fair value of the reporting unit and compares it to its carrying values. If the carrying value of a reporting unit exceeds its fair value, the Company would recognize an impairment loss equal to the excess. The goodwill impairment tests indicated no reporting units were at risk of impairment. See Note 11 of Notes to Consolidated Financial Statements for additional information regarding goodwill.
Consolidation
The consolidated financial statements include entities in which Lazard has a controlling financial interest. Lazard determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity (“VOE”) or a variable interest entity (“VIE”) under U.S. GAAP.
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
Lazard’s involvement with various entities that are VOEs or VIEs primarily arises from LFI investments, seed and other investments in our Asset Management business, and LGAC. Lazard consolidates these entities when it has a controlling financial interest.
The impact of seed and LFI investment entities that require consolidation on the consolidated financial statements, including any consolidation or deconsolidation of such entities, is not material to our financial statements. Our exposure to loss from entities in which we have made such investments is limited to the extent of our investment in, or investment commitment to, such entities.
Generally, when the Company initially invests to seed an investment entity, the Company is the majority owner of the entity. Our majority ownership in seed investment entities represents a controlling financial interest, except when we are the general partner in such entities and the third-party investors have the right to replace the general partner. To the extent material, we consolidate seed and LFI investment entities in which we own a controlling financial interest, and we would deconsolidate any such entity when we no longer have a controlling financial interest in such entity.

Seed investments held in entities in which the Company maintained a controlling financial interest were $114 million in eleven entities as of December 31, 2023, as compared to $112 million in thirteen entities as of December 31, 2022. LFI investments held in entities in which the Company maintained a controlling financial interest were $144 million in nine entities as of December 31, 2023, as compared to $139 million in nine entities as of December 31, 2022.
As of December 31, 2023 and 2022, the Company did not consolidate any seed investment entities or LFI investment entities, with the exception of the consolidation of certain LFI funds (see Note 23 of Notes to Consolidated Financial Statements). As such, seed investments and substantially all of LFI investments included in “investments” on the consolidated statements of financial condition represented the Company’s economic interest in the seed and LFI investments.
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
Lazard is subject to market and other risks on investments held. As such, gains and losses on investment positions held, which arise from sales or changes in the fair value of the investments, are not predictable and can cause periodic fluctuations in net income.

Data relating to investments is set forth below:

	December 31,
	2023	2022
	($ in thousands)
Seed investments by asset class:
Debt	$4,285	$–
Equities (a)	112,807	126,632
Fixed income	15,860	14,774
Alternative investments	33,073	31,634
Private equity	19,361	18,508
Total seed investments	185,386	191,548
Other investments owned:
Private equity	10,963	18,876
Fixed income and other	2,119	23,337
Total other investments owned	13,082	42,213
Subtotal	198,468	233,761
Private equity consolidated, not owned	16,494	16,438
Equity method	–	15,481
LFI	487,002	433,297
Total investments	$701,964	$698,977
_______________________
(a)At December 31, 2023 and 2022, seed investments in directly owned equity securities were invested as follows:

	December 31,
	2023	2022
Percentage invested in:
Financials	14%	15%
Consumer	32	34
Industrial	15	12
Technology	20	17
Other	19	22
Total	100%	100%
The Company makes investments primarily to seed strategies in our Asset Management business or to reduce exposure arising from LFI and other similar deferred compensation arrangements. The Company manages its net economic exposure to market and other risks arising from seed investments and other investments owned. The Company does not hedge investments associated with LFI and other similar deferred compensation arrangements, or investments in funds owned entirely by the noncontrolling interest holders, as there is no net economic exposure.
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
Risk sensitivities include the effects of economic hedging. For equity market price risk, investment portfolios and their corresponding hedges are beta-adjusted to the All-Country World equity index. Interest rate and credit spread risk and foreign exchange rate risks are hedged using relevant benchmark indices. Private equity risk is not hedged due to lack of proxy hedging instruments. Fair value and sensitivity measurements presented herein are based on various portfolio exposures at a particular point in time and may not be representative of future results. Risk exposures may change as a result of ongoing portfolio activities and changing market conditions, among other things.

Equity Market Price Risk—At December 31, 2023 and 2022, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $150 million and $147 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net increase of approximately $0.2 million as of December 31, 2023 and a net decrease of approximately $2.0 million as of December 31, 2022 in the carrying value of such investments, including the effect of the hedging transactions.
Interest Rate and Credit Spread Risk—At December 31, 2023 and 2022, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $18 million and $53 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a net increase of approximately $0.05 million as of December 31, 2023 and a net decrease of approximately $0.1 million as of December 31, 2022 in the carrying value of such investments, including the effect of the hedging transactions.
Foreign Exchange Rate Risk—At December 31, 2023 and 2022, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities and, at December 31, 2023, private equity investments, was $69 million and $63 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a net decrease of approximately $2.0 million and $3.0 million in the carrying value of such investments as of December 31, 2023 and 2022, respectively, including the effect of the hedging transactions.
Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At December 31, 2023 and 2022, the Company’s exposure to changes in fair value of such investments was approximately $30 million and $37 million, respectively. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $3.0 million and $3.7 million in the carrying value of such investments as of December 31, 2023 and 2022, respectively.
For additional information regarding risks associated with our investments, see Item 1A, “Risk Factors—Other Business Risks—Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios”.
Risks Related to Receivables
We maintain an allowance for credit losses to provide coverage for expected losses from our receivables. At December 31, 2023, total receivables amounted to $845 million, net of an allowance for credit losses of $29 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries and customers and other receivables comprised 66%, 10% and 24% of total receivables, respectively. At December 31, 2022, total receivables amounted to $727 million, net of an allowance for credit losses of $18 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard Ltd subsidiaries and customers and other receivables comprised 68%, 10% and 22% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 5 of Notes to Consolidated Financial Statements for additional information regarding receivables.
LFG and LFB offer wealth management and banking services to high net worth individuals and families. At December 31, 2023 and 2022, customers and other receivables included $86 million and $129 million, respectively, of LFB loans. Such loans were fully collateralized and monitored for counterparty creditworthiness. Therefore, there was no allowance for credit losses required at those dates related to such receivables.
Credit Concentrations
The Company monitors its exposures to individual counterparties and diversifies where appropriate to reduce the exposure to concentrations of credit.

Risks Related to Derivatives
Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain investments that seed strategies in our Asset Management business. Derivative contracts are recorded at fair value. In entering into derivative agreements the Company is subject to counterparty risk. Net derivative assets amounted to $3 million and $15 million at December 31, 2023 and 2022, respectively, and net derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements amounted to $3 million and $1 million at December 31, 2023 and 2022, respectively.
The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $365 million and $326 million at December 31, 2023 and 2022, respectively.
Risks Related to Cash and Cash Equivalents and Corporate Indebtedness
A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of December 31, 2023, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $10 million in the event interest rates were to increase by 1% and decrease by approximately $10 million if rates were to decrease by 1%.
As of December 31, 2023, the Company’s cash and cash equivalents totaled approximately $966 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, and (iii) in short-term certificates of deposit from such banks. Cash and cash equivalents are continuously monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.
Operational Risk
Operational risk is inherent in all of our businesses and may, for example, manifest itself in the form of errors, breaches in the system of internal controls, employee misconduct, business interruptions, fraud, including fraud perpetrated by third parties, legal actions due to operating deficiencies, noncompliance or cyber attacks. The Company maintains a framework including policies and a system of internal controls designed to monitor and manage operational risk and provide management with timely and accurate information. Management within each of our operating subsidiaries is primarily responsible for its operational risk programs. The Company has in place business continuity and disaster recovery programs that manage its capabilities to provide services in the case of a disruption. We purchase insurance policies designed to help protect the Company against accidental loss and losses that may significantly affect our financial objectives, personnel, property or our ability to continue to meet our responsibilities to our various stakeholder groups. See Item 1A, “Risk Factors” above for more information regarding operational risk in our business and Item 1C, “Cybersecurity” above for more information on the Company’s processes to identify, assess and manage cybersecurity risks.
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
Our internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited the Company’s internal control over financial reporting as of December 31, 2023, as stated in their report which appears under “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the members and the Board of Directors of Lazard Group LLC:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Lazard Group LLC and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and schedule as listed in the Index at Item 8 as of and for the year ended December 31, 2023, of the Company and our report dated February 23, 2024, expressed an unqualified opinion on those consolidated financial statements and schedule.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the members and the Board of Directors of Lazard Group LLC:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of financial condition of Lazard Group LLC and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in members’ equity and redeemable noncontrolling interests for each of the three years in the period ended December 31, 2023, the related notes and the schedule listed in the Index at Item 8 (collectively the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Investment banking and other advisory fees—Refer to Note 4 Revenue Recognition to the consolidated financial statements
Critical Audit Matter Description
The Company generally recognizes investment banking and other advisory fees as the benefits of these advisory services are provided to the Company’s clients. These advisory services typically include transaction announcement and transaction completion fees. These fees are not typically recognized until there is an announcement or completion due to the uncertainty associated with those events. However, earlier recognition is appropriate if it is probable that significant reversal of the applicable revenue will not occur.

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
•We tested the effectiveness of controls over the recognition of investment banking and other advisory fees, including those over the timing of revenue recognition.
•We selected a sample of contracts with clients and performed the following:
–Evaluated the terms and conditions of the respective contract to verify the Company appropriately identified its performance obligations and the related fees.
–Evaluated the accuracy of management’s calculation of investment banking and other advisory fees recognized by recalculating the revenue amounts and comparing our expectation to the amount recorded by management.
–Evaluated third party and the Company’s evidence, including, but not limited to, confirmations, court and regulatory approvals, press releases, executed agreements, communications and underlying transaction closing documents, to verify that the revenue recognition criteria were met and revenue was recognized in accordance with U.S. GAAP, including in the appropriate period.
•On a sample basis, we performed the above procedures on investment banking and other advisory fees recognized in the subsequent year to determine if such revenue should have been recorded in the current year.
/s/ Deloitte & Touche LLP
New York, New York
February 23, 2024
We have served as the Company’s auditor since 2000.

LAZARD GROUP LLC
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2023 AND 2022
(dollars in thousands)

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$966,168	$1,180,473
Deposits with banks and short-term investments	219,576	779,246
Restricted cash	34,091	625,381
Receivables (net of allowance for credit losses of $28,503 and $17,737 at December 31, 2023 and 2022, respectively):
Fees	560,552	491,861
Customers and other	201,767	160,898
Lazard Ltd subsidiaries	82,451	74,005
	844,770	726,764
Investments	701,964	698,977
Property (net of accumulated amortization and depreciation of $414,547 and $393,595 at December 31, 2023 and 2022, respectively, including $72,921 of property held for sale at December 31, 2023)	232,516	250,037
Operating lease right-of-use assets	406,428	430,665
Goodwill and other intangible assets (net of accumulated amortization of $67,681 and $67,621 at December 31, 2023 and 2022, respectively)	373,604	356,459
Deferred tax assets	52,225	37,601
Other assets	398,983	376,196
Total Assets	$4,230,325	$5,461,799

See notes to consolidated financial statements.

LAZARD GROUP LLC
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2023 AND 2022
(dollars in thousands)

	December 31,
	2023	2022
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$443,262	$921,834
Accrued compensation and benefits	780,789	733,460
Operating lease liabilities	484,380	512,730
Senior debt	1,690,200	1,687,714
Payable to Lazard Ltd subsidiaries	19,334	20,189
Deferred tax liabilities	3,857	3,920
Other liabilities	538,363	531,968
Total Liabilities	3,960,185	4,411,815
Commitments and contingencies
Redeemable noncontrolling interests	87,675	583,471
MEMBERS’ EQUITY
Members' equity (net of 25,300,624 and 26,774,550 shares of Lazard Ltd Class A common stock, at a cost of $937,112 and $993,065 at December 31, 2023 and 2022, respectively)	410,311	638,956
Accumulated other comprehensive loss, net of tax	(274,431)	(280,587)
Total Lazard Group LLC Members' Equity	135,880	358,369
Noncontrolling interests	46,585	108,144
Total Members’ Equity	182,465	466,513
Total Liabilities, Redeemable Noncontrolling Interests and Members’ Equity	$4,230,325	$5,461,799

See notes to consolidated financial statements.

LAZARD GROUP LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
REVENUE
Investment banking and other advisory fees	$1,383,370	$1,648,520	$1,784,932
Asset management fees	1,077,753	1,125,955	1,354,622
Interest income	41,435	29,214	5,609
Other	89,044	40,964	158,615
Total revenue	2,591,602	2,844,653	3,303,778
Interest expense	75,374	80,364	80,569
Net revenue	2,516,228	2,764,289	3,223,209
OPERATING EXPENSES
Compensation and benefits	1,939,840	1,647,811	1,884,859
Occupancy and equipment	130,696	121,624	127,395
Marketing and business development	99,273	82,914	42,705
Technology and information services	189,520	171,478	146,572
Professional services	82,968	66,929	75,337
Fund administration and outsourced services	110,878	109,978	130,501
Amortization and other acquisition-related costs	334	60	60
Other	72,903	42,694	45,117
Total operating expenses	2,626,412	2,243,488	2,452,546
OPERATING INCOME (LOSS)	(110,184)	520,801	770,663
Provision for income taxes	49,059	81,653	101,687
NET INCOME (LOSS)	(159,243)	439,148	668,976
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	18,173	34,966	14,481
NET INCOME (LOSS) ATTRIBUTABLE TO LAZARD GROUP LLC	$(177,416)	$404,182	$654,495

See notes to consolidated financial statements.

LAZARD GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
NET INCOME (LOSS)	$(159,243)	$439,148	$668,976
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments:
Currency translation adjustments before reclassification	30,720	(63,779)	(48,401)
Adjustment for items reclassified to earnings	2,413	32	(7,516)
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $(7,657), $(5,437) and $11,912 for the years ended December 31, 2023, 2022 and 2021, respectively)	(24,459)	(11,955)	34,666
Prior service cost (net of tax benefit of $2,567 for the year ended December 31, 2023)	(7,751)	–	–
Adjustment for items reclassified to earnings (net of tax expense of $1,521, $994 and $1,609 for the years ended December 31, 2023, 2022 and 2021, respectively)	5,233	4,152	5,660
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	6,156	(71,550)	(15,591)
COMPREHENSIVE INCOME (LOSS)	(153,087)	367,598	653,385
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	18,173	34,966	14,481
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO LAZARD GROUP LLC	$(171,260)	$332,632	$638,904

See notes to consolidated financial statements.

LAZARD GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(159,243)	$439,148	$668,976
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property	42,847	42,037	38,014
Noncash lease expense	63,376	60,420	73,865
Currency translation adjustment reclassification	2,413	32	(7,516)
Amortization of deferred expenses and share-based incentive compensation	428,592	405,125	393,056
Amortization and other acquisition-related costs	334	60	60
Deferred tax provision (benefit)	(6,972)	3,795	5,858
Impairment of equity method investments and other receivables	22,981	–	–
Impairment of assets associated with cost-saving initiatives	8,801	–	–
Loss on LGAC liquidation	17,929	–	–
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	(108,945)	125,522	(8,718)
Investments	(145,010)	178,025	(458,593)
Other assets	(50,707)	(46,588)	(26,826)
Accrued compensation and benefits and other liabilities	54,232	(373,318)	241,841
Net cash provided by operating activities	170,628	834,258	920,017
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(28,297)	(49,509)	(39,698)
Disposals of property	461	573	641
Acquisition of business, net of cash acquired	(10,516)	–	–
Other investing activities	–	(7,500)	–
Net cash used in investing activities	(38,352)	(56,436)	(39,057)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Customer deposits, net	–	–	350,868
LGAC IPO	–	–	575,000
Contributions from members	–	–	14,000
Contributions from noncontrolling interests	1,627	464	334
Other financing activities	450	50	–
Payments for:
Customer deposits, net	(572,025)	(373,044)	–
Distributions to noncontrolling interests	(5,792)	(31,911)	(11,328)
LGAC IPO underwriting fees and other offering costs	–	–	(9,352)
Purchase of Class A common stock	(102,051)	(691,705)	(406,149)
Distribution to redeemable noncontrolling interests in connection with LGAC redemption	(585,891)	–	–
Distribution to members	(161,984)	(228,045)	(233,234)
Settlement of share-based incentive compensation in satisfaction of tax withholding requirements	(54,528)	(61,916)	(68,012)
LFI Consolidated Funds redemptions	(35,238)	(10,020)	(20,915)
Other financing activities	(12,462)	(11,035)	(8,450)
Net cash provided by (used in) financing activities	(1,527,894)	(1,407,162)	182,762
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	30,353	(186,128)	(161,817)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1,365,265)	(815,468)	901,905
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— January 1	2,585,100	3,400,568	2,498,663
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— December 31	$1,219,835	$2,585,100	$3,400,568

See notes to consolidated financial statements.

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:

	December 31,
	2023	2022	2021
Cash and cash equivalents	$966,168	$1,180,473	$1,435,576
Deposits with banks and short-term investments	219,576	779,246	1,347,544
Restricted cash	34,091	625,381	617,448
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$1,219,835	$2,585,100	$3,400,568

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$72,157	$77,024	$77,861
Income taxes, net of refunds	$43,810	$133,381	$73,516

See notes to consolidated financial statements.

LAZARD GROUP LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(dollars in thousands)

	Members' Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity	Redeemable Noncontrolling Interests

Balance - January 1, 2023	$638,956	$(280,587)	$358,369	$108,144	$466,513	$583,471
Comprehensive income (loss):
Net income (loss)	(177,416)		(177,416)	6,192	(171,224)	11,981
Other comprehensive income - net of tax		6,156	6,156		6,156
Amortization of share-based incentive compensation	250,570		250,570		250,570
Distributions to members and noncontrolling interests, net	(161,984)		(161,984)	(4,165)	(166,149)
Purchase of Class A common stock	(102,051)		(102,051)		(102,051)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $9	(54,519)		(54,519)		(54,519)
Business acquisitions and related equity transactions:
Class A common stock issuable	1,775		1,775		1,775
LFI Consolidated Funds				(74,164)	(74,164)	77,525
Change in redemption value of redeemable noncontrolling interests	(412)		(412)	(177)	(589)	589
LGAC liquidation:
Distribution to redeemable noncontrolling interests						(585,891)
Reversal to net loss of amounts previously charged to members' equity and noncontrolling interests	13,195		13,195	4,734	17,929
Reversal of deferred offering costs liability	14,087		14,087	6,038	20,125
Dividend-equivalents	(11,600)		(11,600)		(11,600)
Other	(290)		(290)	(17)	(307)
Balance - December 31, 2023 (*)	$410,311	$(274,431)	$135,880	$46,585	$182,465	$87,675
______________________
(*) At December 31, 2023, in addition to profit participation interests, there were two managing member interests.

See notes to consolidated financial statements.

LAZARD GROUP LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(dollars in thousands)

	Members' Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity	Redeemable Noncontrolling Interests

Balance - January 1, 2022	$984,807	$(209,037)	$775,770	$98,696	$874,466	$575,000
Comprehensive income (loss):
Net income	404,182		404,182	20,954	425,136	14,012
Other comprehensive loss - net of tax		(71,550)	(71,550)		(71,550)
Amortization of share-based incentive compensation	240,641		240,641		240,641
Distributions to members and noncontrolling interests, net	(228,045)		(228,045)	(31,447)	(259,492)
Purchase of Class A common stock	(691,705)		(691,705)		(691,705)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax benefit of $96	(61,820)		(61,820)		(61,820)
Dividend equivalents	(10,872)		(10,872)		(10,872)
Change in redemption value of redeemable noncontrolling interests	3,879		3,879	1,662	5,541	(5,541)
LFI Consolidated Funds				18,279	18,279
Other	(2,111)		(2,111)		(2,111)
Balance - December 31, 2022 (*)	$638,956	$(280,587)	$358,369	$108,144	$466,513	$583,471
______________________
(*) At December 31, 2022, in addition to profit participation interests, there were two managing member interests.

See notes to consolidated financial statements.

LAZARD GROUP LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(dollars in thousands)

	Members' Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity	Redeemable Noncontrolling Interests

Balance - January 1, 2021	$818,430	$(193,446)	$624,984	$85,885	$710,869	$–
Comprehensive income (loss):
Net income (loss)	654,495		654,495	18,146	672,641	(3,665)
Other comprehensive loss - net of tax		(15,591)	(15,591)		(15,591)
Amortization of share-based incentive compensation	233,958		233,958		233,958
Distributions to members and noncontrolling interests, net	(233,234)		(233,234)	(10,994)	(244,228)
Purchase of Class A common stock	(406,149)		(406,149)		(406,149)
Delivery of Class A common stock in connection with share-based incentive compensation and related tax expense of $39	(68,051)		(68,051)		(68,051)
Contribution from members	14,000		14,000		14,000
Transfer of Class A common stock to Lazard Ltd Subsidiaries	10,536		10,536		10,536
Contribution from redeemable noncontrolling interests, net			–		–	534,746
Change in redemption value of redeemable noncontrolling interests	(30,749)		(30,749)	(13,170)	(43,919)	43,919
LFI Consolidated Funds			–	18,832	18,832
Other	(8,429)		(8,429)	(3)	(8,432)
Balance - December 31, 2021 (*)	$984,807	$(209,037)	$775,770	$98,696	$874,466	$575,000
______________________
(*) At December 31, 2021, in addition to profit participation interests, there were two managing member interests.

See notes to consolidated financial statements.

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise noted)

1.    ORGANIZATION AND BASIS OF PRESENTATION
Organization
The accompanying consolidated financial statements are those of Lazard Group LLC and its subsidiaries (collectively referred to as “Lazard Group”, “we” or the “Company”). Lazard Group is a Delaware limited liability company, which as of December 31, 2022 was governed by an Amended and Restated Operating Agreement dated as of February 4, 2019. Such operating agreement was subsequently amended and restated effective as of January 1, 2023 (as so amended and restated, the “Operating Agreement”).
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
Lazard Ltd indirectly held 100% of all outstanding Lazard Group common membership interests as of December 31, 2023 and 2022. Lazard Ltd, through its control of the managing members of Lazard Group, controls Lazard Group.
On January 1, 2024, Lazard Ltd completed its conversion (the “Conversion”) from an exempted company incorporated under the laws of Bermuda named Lazard Ltd to a U.S. C-Corporation named Lazard, Inc.
Lazard Group’s principal operating activities are included in two business segments:
•Financial Advisory, which offers corporate, partnership, institutional, government, sovereign and individual clients across the globe a wide array of financial advisory services regarding strategic and mergers and acquisitions (“M&A”) advisory, capital markets advisory, shareholder advisory, restructuring and liability management, sovereign advisory, geopolitical advisory and other strategic advisory matters and capital raising and placement, and
•Asset Management, which offers a broad range of global investment solutions and investment and wealth management services in equity and fixed income strategies, asset allocation strategies, alternative investments and private equity funds to corporations, public funds, sovereign entities, endowments and foundations, labor funds, financial intermediaries and private clients.
In addition, we record selected other activities in our Corporate segment, including management of cash, investments, outstanding indebtedness, and certain assets and liabilities associated with a special purpose acquisition company that was sponsored by an affiliate of the Company, Lazard Growth Acquisition Corp. I (“LGAC”).
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
The consolidated financial statements include Lazard Group and Lazard Group’s principal operating subsidiaries: Lazard Frères & Co. LLC (“LFNY”), a New York limited liability company, along with its subsidiaries, including Lazard Asset Management LLC and its subsidiaries (collectively referred to as “LAM”); the French limited liability companies Compagnie Financière Lazard Frères SAS (“CFLF”), along with its subsidiaries, Lazard Frères Banque SA (“LFB”) and Lazard Frères Gestion SAS (“LFG”), and Maison Lazard SAS and its subsidiaries; and Lazard & Co., Limited (“LCL”), through Lazard & Co., Holdings Limited (“LCH”), an English private limited company, together with their jointly owned affiliates and subsidiaries.
Lazard Growth Acquisition Corp. I
In February 2021, LGAC consummated its $575,000 initial public offering (the “LGAC IPO”). LGAC was a special purpose acquisition company, that was incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). LGACo 1 LLC, a Delaware series limited liability company and the Company’s subsidiary, was the sponsor of LGAC. LGAC was considered to be a VIE. The Company held a controlling financial interest in LGAC through the sponsor’s ownership of Class B founder shares of LGAC. As a result, both LGAC and the sponsor were consolidated in the Company’s financial statements.
The proceeds from the LGAC IPO of $575,000 were held in a trust account, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the trust account to the LGAC shareholders in connection with the redemption of LGAC’s Class A ordinary shares, subject to certain conditions. The cash held in the trust account was recorded in “restricted cash” on the consolidated statements of financial condition as of December 31, 2022.
Transaction costs, which consisted of a net underwriting fee of $8,500, $20,125 of non-cash deferred underwriting fees (included in “other liabilities” on the consolidated statements of financial condition as of December 31, 2022) and $852 of other offering costs, were charged against the gross proceeds of the LGAC IPO.
“Redeemable noncontrolling interests” of $583,471 associated with the publicly held LGAC Class A ordinary shares were recorded on the Company’s consolidated statements of financial condition as of December 31, 2022 at redemption value and classified as temporary equity. Changes in redemption value were recognized immediately as they occurred and adjusted the carrying value of redeemable noncontrolling interests to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable noncontrolling interests were affected by credits or charges to members’ equity and noncontrolling interests attributable to certain members of LGACo 1 LLC based on pro rata ownership.
The warrants exercisable for LGAC Class A ordinary shares that were issued in connection with the LGAC IPO (the “LGAC Warrants”) met the definition of a liability under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815 and were classified as derivative liabilities which were remeasured at fair value at each balance sheet date until exercised or cancelled, with changes in fair value reported to earnings. See Note 8.

On February 23, 2023, LGAC redeemed all of its outstanding publicly held Class A ordinary shares as a result of LGAC not consummating a Business Combination within the time period required by its amended and restated memorandum and articles of association resulting in the distribution of $585,891 of the cash held in the trust account to the LGAC shareholders. The Company recognized $17,929 of losses on the liquidation of LGAC in “revenue-other” on the consolidated statements of operations for the year ended December 31, 2023. In addition, the $20,125 of non-cash deferred underwriting fees noted above was no longer probable of being incurred and therefore was reversed from other liabilities to members’ equity. There were no redemption rights or liquidating distributions with respect to the LGAC warrants.
2.    SIGNIFICANT ACCOUNTING POLICIES
The accounting policies below relate to reported amounts and disclosures in the consolidated financial statements.

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)
Foreign Currency—The consolidated financial statements are presented in U.S. Dollars. Many of the Company’s non-U.S. subsidiaries have a functional currency (i.e., the currency in which operational activities are primarily conducted) that is other than the U.S. Dollar, generally the currency of the country in which such subsidiaries are domiciled. Such subsidiaries’ assets and liabilities are translated into U.S. Dollars at year-end exchange rates, while revenue and expenses are translated at average exchange rates during the year based on the daily closing exchange rates. Adjustments that result from translating amounts from a subsidiary’s functional currency to U.S. Dollars are reported in “accumulated other comprehensive income (loss), net of tax” (“AOCI”). Foreign currency remeasurement gains and losses on transactions in non-functional currencies are included on the consolidated statements of operations. Foreign currency remeasurement gains (losses), net of gains and losses from forward foreign currency exchange rate contracts (see Note 8) amounted to $(5,531), $778 and $(952) for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in “revenue-other” on the respective consolidated statements of operations.
Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of management’s estimates. In preparing the consolidated financial statements, management makes estimates and assumptions regarding:
•valuations of assets and liabilities requiring fair value estimates including, but not limited to, investments, derivatives and assumptions used to value pension and other post-retirement plans;
•the assessment of probability with respect to recognizing revenue;
•the discount rate used to measure operating lease right-of-use assets and operating lease liabilities;
•the adequacy of the allowance for credit losses;
•the realization of deferred tax assets and adequacy of tax reserves for uncertain tax positions;
•the outcome of litigation;
•the carrying amount of goodwill and other intangible assets;
•the vesting of share-based and other deferred compensation plan awards; and
•other matters that affect the reported amounts and disclosure of contingencies in the consolidated financial statements.
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
Restricted Cash—Primarily represents LGAC restricted cash (see Note 1) in 2022, escrowed cash balances that the Company cannot access prior to meeting certain requirements and other restricted cash deposits made by the Company, including those to satisfy the requirements of clearing organizations.
Receivables and Allowance for Credit Losses—The Company’s receivables represent fee receivables, amounts due from customers and other receivables. The fee receivables are generally due within 60 days from the date of invoice, except as related to certain restructuring services and certain capital raising activities where fees are due upon specified contractual payment terms. For customer loans within customers and other receivables, the Company has elected to apply the practical expedient, in accordance with the current expected credit losses (“CECL”) guidance for financial assets with collateral maintenance provisions, which generally results in no expected credit losses given that these loans are fully collateralized and monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans.

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)
Receivables are stated net of an estimated allowance for credit losses determined in accordance with the CECL model, for general credit risk of the overall portfolio and for specific accounts deemed uncollectible, which may include situations where a fee is in dispute.
For fee receivables, the allowance for credit losses is determined together for all Financial Advisory fees, except for Private Capital Advisory given the different nature of the business, client composition, and risk characteristics. An allowance for credit losses is determined separately for Private Capital Advisory. In addition, a separate allowance for credit losses is determined for all Asset Management fees. The allowances are measured by the application of an average charge-off rate, determined annually based on historical bad debt charge-off experience, to the fee receivable balance of the respective services, adjusted for the specific allowance recognized based on current conditions of individual clients. The current conditions are considered on a quarterly basis and include the aging of the receivables, the client’s ability to make payments, and the Company’s relationship with the client. In addition, the Company also performs a qualitative assessment on a quarterly basis to monitor economic factors and other uncertainties that may require additional adjustment to the expected credit losses allowance.
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
See Note 5 for additional information regarding the Company’s receivables and allowance for credit losses.
Investments—Investments in debt and marketable equity securities held either directly, or indirectly through asset management funds are accounted for at fair value, with any increase or decrease in fair value recorded in earnings. Such amounts are reflected in “revenue-other” in the consolidated statements of operations.
Investments also include interests in alternative investment funds and private equity funds, each accounted for at fair value, and investments accounted for under the equity method of accounting. Any increases or decreases in the carrying value of the investments accounted for at fair value and the Company’s share of net income or losses pertaining to its equity method investments are reflected in “revenue-other” in the consolidated statements of operations. Additionally, equity method investments are tested for impairment if circumstances indicate impairment may have occurred. Impairment charges are reflected in “revenue-other” in the consolidated statements of operations.
Dividend income is reflected in “revenue-other” in the consolidated statements of operations. Securities transactions and the related revenue and expenses are recorded on a “trade date” basis.
See Notes 6 and 7 for additional information regarding the Company’s investments.
Property-net—Property is stated at cost less accumulated depreciation and amortization. Buildings are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are capitalized and are amortized over the lesser of the economic useful life of the improvement or the term of the lease. Depreciation of furniture and equipment, including computer hardware and software, is determined on a straight-line basis using estimated useful lives. Depreciation and amortization expenses aggregating $42,847, $42,037 and $38,014 for the years ended December 31, 2023, 2022 and 2021, respectively, are included on the consolidated statements of operations in “occupancy and equipment” or “technology and information services”, depending on the nature of the underlying asset. Repairs and maintenance are expensed as incurred.
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
Goodwill and Other Intangible Assets—Goodwill has an indefinite life and is tested for impairment annually, as of November 1, or more frequently if circumstances indicate impairment may have occurred. The Company performs a qualitative assessment about whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount in lieu of actually calculating the fair value of the reporting unit. If events indicate that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company performs a quantitative assessment to determine the fair value of the reporting unit and compares it to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the Company would recognize an impairment loss equal to the excess.
Intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The pattern of amortization reflects the timing of the realization of the economic benefits of such intangible assets. For acquired customer contracts, the period of realization is deemed to be the period when the related revenue is recognized. The impairment analysis is performed by comparing the carrying value of the intangible asset being reviewed for impairment to the current and expected future cash flows expected to be generated from such asset on an undiscounted basis, including eventual disposition. An impairment loss would be measured for the amount by which the carrying amount of the intangible asset exceeds its fair value.
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
Redeemable Noncontrolling Interests—See Notes 15 and 23 for information regarding consolidated VIE interests held by employees and Note 1 for information regarding interests in LGAC classified as temporary equity.
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
For hedge funds, incentive fees are calculated based on a specific percentage of a fund’s net appreciation, in some cases in excess of established benchmarks or thresholds. The Company records incentive fees on traditional products and hedge funds when a significant reversal in the amount of the cumulative revenue to be recognized is not probable, which is typically at the end of the relevant performance measurement period. The incentive fee measurement period is generally an annual period (unless an account is terminated during the year). The incentive fees received at the end of the measurement period are not subject to reversal or clawback. Incentive fees on hedge funds generally are subject to loss carryforward provisions in which losses incurred by the hedge funds in any year are applied against certain gains realized by the hedge funds in future periods before any incentive fees can be earned.

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)
For private equity funds, incentive fees may be earned in the form of a “carried interest” if profits arising from realized investments exceed a specified threshold. Typically, such carried interest is ultimately calculated on a whole-fund or investment by investment basis and, therefore, clawback of carried interest toward the end of the life of the fund can occur. As a result, the Company recognizes incentive fees earned on our private equity funds only when it is probable that a clawback will not occur.
Receivables relating to asset management and incentive fees are reported in “fees receivable” on the consolidated statements of financial condition.
Equity-Based Incentive Compensation Awards—Equity-based incentive compensation awards that do not require future service are expensed immediately. Equity-based compensation awards that require future service are expensed over the applicable requisite service period, based on the grant date fair value of the award. Compensation expense recognized for equity-based incentive compensation is determined based on the number of awards that in the Company’s estimate are considered probable of vesting (including as a result of any applicable performance conditions). Equity-based incentive compensation is primarily recognized in “compensation and benefits” expense.
Income Taxes—Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Such temporary differences are reflected as “deferred tax assets” and “deferred tax liabilities” on the consolidated statements of financial condition. A deferred tax asset is recognized if it is more likely than not (defined as a likelihood of greater than 50%) that a tax benefit will be accepted by the relevant taxing authority.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and, when necessary, a valuation allowance is established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the following possible sources of taxable income when assessing the realization of deferred tax assets:
•future reversals of existing taxable temporary differences;
•future taxable income exclusive of reversing temporary differences and carryforwards;
•taxable income in prior carryback years; and
•tax-planning strategies.
The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available information, including the following:
•nature, frequency, magnitude and duration of any past losses and current operating results;
•duration of statutory carryforward periods;
•historical experience with tax attributes expiring unused; and
•near-term and medium-term financial outlook.
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

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)
3.    RECENT ACCOUNTING DEVELOPMENTS
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures—In November 2023, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update to improve the disclosures about a public entity’s reportable segments and address requests from investors for additional, more detailed information about reportable segment’s expenses. The amendments include new annual and interim disclosure requirements primarily related to significant segment expenses, reportable segments’ profit or loss, and information on the chief operating decision maker. The new guidance is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The amendments shall be applied retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the new guidance.
Income Taxes (Topic 740): Improvements to Income Tax Disclosures —In December 2023, the FASB issued an accounting standard update to enhance the transparency and decision usefulness of income tax disclosures. The amendments include new annual disclosure requirements related to the rate reconciliation, information about income taxes paid, and disaggregated information on pre-tax income or loss and income tax expense from continuing operations. The amendments also eliminated certain disclosure requirements. The new guidance is effective for annual periods beginning after December 15, 2024, and shall be applied on a prospective basis. The Company is currently evaluating the new guidance.
4.    REVENUE RECOGNITION
The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Year Ended December 31,
	2023	2022	2021
Net Revenue:
Financial Advisory (a)	$1,384,341	$1,655,596	$1,794,132

Asset Management:
Management fees and other (b)	$1,121,950	$1,137,583	$1,304,582
Incentive fees (c)	29,546	67,344	120,403
Total Asset Management	$1,151,496	$1,204,927	$1,424,985
________________________
(a)Financial Advisory is comprised of a wide array of financial advisory services regarding M&A advisory, capital markets advisory, shareholder advisory, restructuring and liability management, sovereign advisory, geopolitical advisory and other strategic advisory and capital raising and placement work for clients. The benefits of these advisory services are generally transferred to the Company’s clients over time, and consideration for these advisory services typically includes transaction completion, transaction announcement and retainer fees. Retainer fees are generally fixed and recognized over the period in which the advisory services are performed. However, transaction announcement and transaction completion fees are variable and subject to constraints, and they are typically not recognized until there is an announcement date or a completion date, respectively, due to the uncertainty associated with those events. Therefore, in any given period, advisory fees recognized for certain transactions may relate to services performed in prior periods. The advisory fees that may be unrecognized as of the end of a reporting period, primarily comprised of fees associated with transaction announcements and transaction completions, generally remain unrecognized due to the uncertainty associated with those events.
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
With regard to the disclosure requirement for remaining performance obligations, the Company elected the practical expedients permitted in the guidance to (i) exclude contracts with a duration of one year or less; and (ii) exclude variable consideration, such as transaction completion and transaction announcement fees, that is allocated entirely to unsatisfied performance obligations. Excluded variable consideration typically relates to contracts with a duration of one year or less, and is generally constrained due to uncertainties. Therefore, when applying the practical expedients, amounts related to remaining performance obligations are not material to the Company’s consolidated financial statements.
5.    RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES
The Company’s receivables represent fee receivables, amounts due from customers and other receivables and amounts due from Lazard Ltd subsidiaries. Where applicable, receivables are stated net of an estimated allowance for credit losses determined in accordance with the CECL model.
Of the Company’s fee receivables at December 31, 2023 and 2022, $113,929 and $97,964, respectively, represented financing receivables for our Private Capital Advisory fees.
At December 31, 2023 and 2022, customers and other receivables included $86,412 and $128,890, respectively, of customer loans, which are fully collateralized and monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of both December 31, 2023 and 2022.
The aggregate carrying amount of other fees and customers and other receivables and amounts due from Lazard Ltd subsidiaries was $644,429 and $499,910 at December 31, 2023 and 2022, respectively.
Activity in the allowance for credit losses for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Year Ended December 31,
	2023	2022	2021
Beginning Balance	$17,737	$33,955	$36,649
Bad debt expense, net of reversals	20,875	1,769	3,805
Charge-offs, foreign currency translation and other adjustments	(10,109)	(17,987)	(6,499)
Ending Balance	$28,503	$17,737	$33,955
Bad debt expense, net of reversals represents the current period provision of expected credit losses and is included in “operating expenses–other” on the consolidated statements of operations.
The allowance for credit losses is substantially all related to Financial Advisory fee receivables and other receivables.

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)
6.    INVESTMENTS
The Company’s investments consist of the following at December 31, 2023 and 2022:

	December 31,
	2023	2022
Debt	$4,285	$–
Equities	54,717	43,889
Funds:
Alternative investments (a)	61,680	56,947
Debt (a)	191,325	178,556
Equity (a)	343,139	350,282
Private equity	46,818	53,822
	642,962	639,607
Investments, at fair value	701,964	683,496
Equity method investments	–	15,481
Total investments	$701,964	$698,977
_______________________
(a)Interests in alternative investment funds, debt funds and equity funds include investments, including those held by LFI Consolidated Funds (see Note 23), with fair values of $27,454, $175,449 and $284,099, respectively, at December 31, 2023 and $24,137, $142,632 and $266,528, respectively, at December 31, 2022, held in order to satisfy the Company’s obligation upon vesting of previously granted LFI and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 8 and 16).
Debt primarily consists of investments in government securities held within separately managed accounts in order to seed strategies in our Asset Management business.
Equities primarily consist of investments in marketable equity securities of large-, mid- and small-cap domestic, international and global companies held within separately managed accounts in order to seed strategies in our Asset Management business.
Alternative investment funds primarily consist of interests in various Lazard-managed hedge funds, funds of funds and mutual funds. Such amounts primarily consist of investments in funds in order to seed strategies in our Asset Management business, and amounts related to LFI discussed above.
Debt funds primarily consist of investments in debt securities in order to seed strategies in our Asset Management business, amounts related to LFI discussed above and an investment in a Lazard-managed debt fund.
Equity funds primarily consist of investments in equity securities in order to seed strategies in our Asset Management business, and amounts related to LFI discussed above.
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
During the years ended December 31, 2023, 2022 and 2021, the Company reported in “revenue-other” on its consolidated statements of operations net unrealized investment gains and losses pertaining to equity securities and trading debt securities still held as of the reporting date as follows:

	Year Ended December 31,
	2023	2022	2021
Net unrealized investment gains (losses)	$54,228	$(92,793)	$14,154
7.    FAIR VALUE MEASUREMENTS
Fair Value Hierarchy of Investments and Certain Other Assets and Liabilities—Lazard categorizes its investments and certain other assets and liabilities recorded at fair value into a three-level fair value hierarchy as follows:
Level 1.Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that Lazard has the ability to access.
Level 2.Assets and liabilities whose values are based on (i) quoted prices for similar assets or liabilities in an active market, or quoted prices for identical or similar assets or liabilities in non-active markets, or (ii) inputs other than quoted prices that are directly observable or derived principally from, or corroborated by, market data.
Level 3.Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect our own assumptions about the assumptions a market participant would use in pricing the asset or liability. Items included in Level 3 include securities or other financial assets whose trading volume and level of activity have significantly decreased when compared with normal market activity and there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis.
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
The fair value of the contingent consideration liability is classified as Level 3. The contingent consideration liability is initially recorded at fair value on the acquisition date and is included in “other liabilities” on the consolidated statements of financial condition. The fair value of the contingent consideration liability is remeasured at each reporting period. The inputs used to derive the fair value of the contingent consideration include the application of probabilities when assessing certain performance thresholds for the relevant periods. Any change in the fair value is recognized in “amortization and other acquisition-related costs” in the consolidated statements of operations. Our business acquisitions may involve the potential payment of contingent consideration upon the achievement of certain performance thresholds.

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)
The fair value of derivatives classified as Level 1 is based on the listed market price of such instruments. The fair value of derivatives classified as Level 2 is based on the values of the related underlying assets, indices or reference rates as follows: the fair value of forward foreign currency exchange rate contracts is a function of the spot rate and the interest rate differential of the two currencies from the trade date to settlement date; the fair value of total return swaps is based on the change in fair value of the related underlying equity security, financial instrument or index and a specified notional holding; the fair value of interest rate swaps is based on the interest rate yield curve; and the fair value of derivative liabilities related to LFI and other similar deferred compensation arrangements is based on the value of the underlying investments, adjusted for forfeitures. The fair value of derivatives classified as Level 3 is based on a Black-Scholes valuation model that utilizes both observable and unobservable inputs. Unobservable inputs include model adjustments for valuation uncertainty. See Note 8.
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
The following tables present, as of December 31, 2023 and 2022, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	December 31, 2023
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Debt	$4,285	$–	$–	$–	$4,285
Equities	54,224	–	493	–	54,717
Funds:
Alternative investments	15,676	–	–	46,004	61,680
Debt	180,907	10,413	–	5	191,325
Equity	343,094	–	–	45	343,139
Private equity	–	–	273	46,545	46,818
Derivatives	–	2,789	–	–	2,789
Total	$598,186	$13,202	$766	$92,599	$704,753
Liabilities:
Securities sold, not yet purchased	$4,809	$–	$–	$–	$4,809
Contingent consideration liability	–	–	6,583	–	6,583
Derivatives	–	368,673	–	–	368,673
Total	$4,809	$368,673	$6,583	$–	$380,065

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)

	December 31, 2022
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Investments:
Equities	$43,243	$–	$646	$–	$43,889
Funds:
Alternative investments	27,073	–	–	29,874	56,947
Debt	178,552	–	–	4	178,556
Equity	350,242	–	–	40	350,282
Private equity	–	–	18,772	35,050	53,822
Derivatives	–	14,554	–	–	14,554
Total	$599,110	$14,554	$19,418	$64,968	$698,050
Liabilities:
Securities sold, not yet purchased	$4,651	$–	$–	$–	$4,651
Derivatives	115	327,045	–	–	327,160
Total	$4,766	$327,045	$–	$–	$331,811
The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31, 2023
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Acquisitions/ Issuances	Sales/ Settlements/ Transfers (b)	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$646	$54	$–	$(281)	$74	$493
Private equity funds	18,772	–	–	(18,508)	9	273
Total Level 3 assets	$19,418	$54	$–	$(18,789)	$83	$766

Liabilities:
Contingent consideration liability (c)	$–	$274	$7,754	$(1,445)	$–	$6,583
Total Level 3 liabilities	$–	$274	$7,754	$(1,445)	$–	$6,583

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)

	Year Ended December 31, 2022
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$578	$99	$–	$–	$(31)	$646
Private equity funds	293	–	18,000	(13)	492	18,772
Total Level 3 assets	$871	$99	$18,000	$(13)	$461	$19,418

	Year Ended December 31, 2021
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Issuances	Sales/ Settlements/ Transfers (b)	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$1,671	$(796)	$–	$(235)	$(62)	$578
Private equity funds	1,486	951	–	(2,121)	(23)	293
Total Level 3 assets	$3,157	$155	$–	$(2,356)	$(85)	$871

Liabilities:
Derivatives	$–	$–	$11,500	$(11,500)	$–	$–
Total Level 3 liabilities	$–	$–	$11,500	$(11,500)	$–	$–
_____________________
(a)Earnings recorded in “other revenue” for investments in Level 3 assets for the years ended December 31, 2023, 2022 and 2021 include net unrealized gains (losses) of $(6), $99 and $155, respectively. Unrealized losses of $274 were recorded in “amortization and other acquisition-related costs” for the contingent consideration liability for the year ended December 31, 2023.
(b)Transfers out of Level 3 private equity funds during the years ended December 31, 2023 and 2021 reflect investments valued at NAV as of December 31, 2023 and 2021. Transfers out of Level 3 derivatives during the year ended December 31, 2021 reflected transfers of derivative liabilities for LGAC Warrants to Level 1 principally due to a change in the inputs used to value these derivatives.
(c)For the year ended December 31, 2023, acquisitions represent the initial recognition of the contingent consideration liability (noncash transaction), and settlements represent aggregate cash and noncash settlement of contingent consideration after the acquisition date.
There were no other transfers into or out of Level 3 within the fair value hierarchy during the years ended December 31, 2023, 2022 and 2021.

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)
Financial Instruments Not Measured at Fair Value—The tables below present the carrying value, fair value and fair value hierarchy category of certain financial instruments as of December 31, 2023 and 2022 that are not measured at fair value in the Company’s consolidated statement of financial condition.

	December 31, 2023
		Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$966,168	$966,168	$966,168	$–	$–
Deposits with banks and short-term investments	219,576	219,576	219,576	–	–
Restricted cash	34,091	34,091	34,091	–	–
Financing receivables	113,929	113,694	–	–	113,694
Customer loans	86,412	86,412	–	–	86,412
Other fees and customers and other receivables and amounts due from Lazard Ltd subsidiaries	644,429	644,429	644,429	–	–
Financial Liabilities:
Deposits and other customer payables	$443,262	$443,262	$443,262	$–	$–
Senior debt	1,690,200	1,651,726	–	1,651,726	–

	December 31, 2022
	Carrying Value	Fair Value Measurements Using:
		Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$1,180,473	$1,180,473	$1,180,473	$–	$–
Deposits with banks and short-term investments	779,246	779,246	779,246	–	–
Restricted cash	625,381	625,381	625,381	–	–
Financing receivables	97,964	98,362	–	–	98,362
Customer loans	128,890	128,890	–	–	128,890
Other fees and customers and other receivables and amounts due from Lazard Ltd subsidiaries	499,910	499,910	499,910	–	–
Financial Liabilities:
Deposits and other customer payables	$921,834	$921,834	$921,834	$–	$–
Senior debt	1,687,714	1,601,917	–	1,601,917	–
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
The Company’s senior debt is carried at its principal amount outstanding, net of unamortized debt costs. The fair value of the Company’s senior debt is based on market quotations.
The following tables present, at December 31, 2023 and 2022, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	December 31, 2023
						Investments Redeemable
	NAV	Unfunded Commitments		% of NAV Not Redeemable		Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$45,324	$–		NA		(a)	30-60 days
Other	680	–		NA		(b)	<30-30 days
Debt funds	5	–		NA		(c)	<30 days
Equity funds	45	–		NA		(d)	<30-60 days
Private equity funds:
Equity growth	46,545	5,505	(e)	100%	(f)	NA	NA
Total	$92,599	$5,505
____________________
(a)monthly (74%) and quarterly (26%)
(b)daily (4%) and monthly (96%)
(c)daily (100%)
(d)monthly (34%) and annually (66%)
(e)Unfunded commitments to private equity investments consolidated but not owned by Lazard of $9,605 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.
(f)Distributions from each fund will be received as the underlying investments of the funds are liquidated.

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)

	December 31, 2022
						Investments Redeemable
	NAV	Unfunded Commitments		% of NAV Not Redeemable		Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$29,259	$–		NA		(a)	30-60 days
Other	615	–		NA		(b)	<30-30 days
Debt funds	4	–		NA		(c)	<30 days
Equity funds	40	–		NA		(d)	<30-60 days
Private equity funds:
Equity growth	35,050	5,455	(e)	100%	(f)	NA	NA
Total	$64,968	$5,455
____________________
(a)monthly (68%) and quarterly (32%)
(b)daily (5%) and monthly (95%)
(c)daily (100%)
(d)monthly (35%) and annually (65%)
(e)Unfunded commitments to private equity investments consolidated but not owned by Lazard of $8,003 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.
(f)Distributions from each fund will be received as the underlying investments of the funds are liquidated.
8.     DERIVATIVES
The tables below present the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 16) on the accompanying consolidated statements of financial condition as of December 31, 2023 and 2022. Notional amounts provide an indication of the volume of the Company's derivative activity.
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

	December 31, 2023
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$3,400	$283,635	$1,847	$170,704
Total return swaps and other	133	4,478	12,290	117,139
LFI and other similar deferred compensation arrangements	–	–	365,420	352,891
Total gross derivatives	3,533	$288,113	379,557	$640,734
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(604)		(603)
Total return swaps and other	(140)		(10,281)
Net derivatives in "other assets" and "other liabilities"	2,789		368,673
Amounts not netted (a):
Cash collateral	–		(243)
Securities collateral	–		–
	$2,789		$368,430

	December 31, 2022
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$1,356	$170,103	$921	$128,098
Total return swaps and other	13,427	155,026	72	1,398
LGAC Warrants	–	–	115	11,500
LFI and other similar deferred compensation arrangements	–	–	326,282	338,126
Total gross derivatives	14,783	$325,129	327,390	$479,122
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(157)		(158)
Total return swaps and other	(72)		(72)
Net derivatives in "other assets" and "other liabilities"	14,554		327,160
Amounts not netted (a):
Cash collateral	–		–
Securities collateral	–		–
	$14,554		$327,160
_____________________
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
Net gains (losses) with respect to derivative instruments (included in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)
(included in “compensation and benefits” expense) as reflected on the accompanying consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021, were as follows:

	Year Ended December 31,
	2023	2022	2021
Forward foreign currency exchange rate contracts	$(2,701)	$4,721	$11,007
LFI and other similar deferred compensation arrangements	(41,463)	44,261	(35,494)
LGAC Warrants	115	9,890	1,495
Total return swaps and other	(16,957)	23,212	(14,460)
Total	$(61,006)	$82,084	$(37,452)
See Note 1 for additional information on LGAC Warrants.
9.    PROPERTY, NET
At December 31, 2023 and 2022, property consisted of the following:

	Estimated Depreciable Life in Years	December 31,
		2023	2022
Buildings (a)	33	$170,830	$135,103
Leasehold improvements (a)	3-20	233,732	207,285
Furniture and equipment	3-10	230,713	235,684
Construction in progress		11,788	65,560
Total		647,063	643,632
Less - Accumulated depreciation and amortization (a)		414,547	393,595
Property, net		$232,516	$250,037
________________________
(a)The Company classified assets relating to an owned office building as held for sale as of December 31, 2023, the carrying amount of which was $72,921 (net of accumulated depreciation). The owned office building is available for immediate sale in its present condition and the Company expects the owned office building to be sold within one year. The property held for sale is reported within the Corporate segment. Effective January 1, 2024, depreciation expense will no longer be recorded on this asset.
10.    LEASES
The Company as a Lessee
The Company leases office space and equipment under non-cancelable lease agreements, which expire on various dates through 2034. Substantially all of these arrangements are operating leases relating to office space. Certain leases have renewal options that can be exercised at the discretion of the Company. The Company only includes renewal options in the lease term when it is reasonably certain to exercise the option. The Company does not record leases with a lease term of 12 months or less on the consolidated statements of financial condition; lease expense for these leases is recognized over the lease term on a straight-line basis.
The operating lease liabilities at commencement reflect total lease payments discounted using an incremental borrowing rate (on a collateralized basis) based on the lease term (the “Discount”), as an implicit rate was not readily determinable for any of the Company’s operating leases. The Company determines its Discount with consideration of the Company’s public debt issuances as well as publicly available data for instruments with similar characteristics.

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)
For office space and equipment leases, the Company accounts for the lease and non-lease components as a single lease component.
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
The following table summarizes the components of operating lease expense reflected on the accompanying consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$80,001	$78,259	$86,023
Variable lease cost	23,404	20,968	21,056
Sublease income	(934)	(4,969)	(7,303)
Total	$102,471	$94,258	$99,776
The following table summarizes the supplemental cash flow information and certain other information related to operating leases for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$81,530	$81,219

Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$35,282	$33,531

Weighted average remaining lease term	8 years	9 years

Weighted average discount rate	3.9%	3.7%
Maturities of the operating lease liabilities outstanding at December 31, 2023 for each of the years in the period ending December 31, 2028 and thereafter are set forth in the table below.

Year Ending December 31,
2024	$82,110
2025	72,983
2026	64,587
2027	63,123
2028	59,863
Thereafter	221,452
Total lease payments	564,118
Less - Discount	79,738
Operating lease liabilities	$484,380

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)
In addition, to the table above, the Company had undiscounted future lease payments of $119,225 related to an operating lease that was signed but not yet commenced at December 31, 2023. This operating lease will commence in 2024 with a lease term of 15 years.
The Company as a Lessor
The Company has entered into a lease agreement which provides a third-party the right to use its owned office building. The lease contains options to renew and terminate and is classified as an operating lease.
The following table presents the carrying value of the assets subject to leases reported on the consolidated statements of financial condition:

Year Ending
December 31, 2023
Property, net	$72,921
Accumulated depreciation	$104,171
The Company classified the owned office building as held for sale as of December 31, 2023. See Note 9.
For the year ended December 31, 2023, the Company’s operating lease income included in “revenue-other” on the consolidated statements of operations was $6,393.
The following table presents undiscounted future cash inflows under the operating lease as of December 31, 2023:

Year Ending December 31,
2024	$2,758
2025	8,273
2026	8,273
2027	8,273
2028	8,273
Thereafter	24,820
Total lease payment to be received	$60,670
11.    GOODWILL AND OTHER INTANGIBLE ASSETS
The components of goodwill and other intangible assets at December 31, 2023 and 2022 are presented below:

	December 31,
	2023	2022
Goodwill	$373,574	$356,369
Other intangible assets (net of accumulated amortization)	30	90
	$373,604	$356,459

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)
Changes in the carrying amount of goodwill for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
	2023			2022			2021
	Financial Advisory	Asset Management	Total	Financial Advisory	Asset Management	Total	Financial Advisory	Asset Management	Total
Balance, January 1	$291,828	$64,541	$356,369	$292,646	$64,541	$357,187	$297,141	$64,541	$361,682
Acquisition of business	–	16,729	16,729	–	–	–	–	–	–
Foreign currency translation adjustments	476	–	476	(818)	–	(818)	(4,495)	–	(4,495)
Balance, December 31	$292,304	$81,270	$373,574	$291,828	$64,541	$356,369	$292,646	$64,541	$357,187
The Company tests goodwill for impairment annually or more frequently if circumstances indicate that impairment may have occurred. Pursuant to the Company’s goodwill impairment tests for the years ended December 31, 2023, 2022 and 2021, the Company determined that no impairment existed.
Amortization expense of intangible assets, included in “amortization and other acquisition-related costs” in the consolidated statements of operations, for the years ended December 31, 2023, 2022 and 2021 was $60, $60 and $60, respectively.
12.    OTHER ASSETS AND OTHER LIABILITIES
The following table sets forth the Company’s other assets, by type, as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Current income and other tax receivables	$54,169	$55,193
Prepaid compensation (see Note 16)	115,972	112,124
Other advances and prepayments	117,452	105,653
Other	111,390	103,226
Total	$398,983	$376,196

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)
The following table sets forth the Company’s other liabilities, by type, as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Accrued expenses	$193,290	$195,218
Current income and other taxes payable	131,813	110,998
Employee benefit-related liabilities	23,829	30,580
Unclaimed funds at LFB	16,994	16,435
Deferred revenue (a)	140,417	137,330
Securities sold, not yet purchased	4,809	4,651
Deferred offering costs	–	20,125
Other	27,211	16,631
Total	$538,363	$531,968
_____________________
(a)Deferred revenue primarily relates to cash received for carried interest subject to clawback and unearned advisory fees received from private equity investments. Revenue recognized during the year ended December 31, 2023 that was included in the deferred revenue balance as of December 31, 2022 was $18,775.
13.    SENIOR DEBT
Senior debt is comprised of the following as of December 31, 2023 and 2022:

				Outstanding as of
				December 31, 2023			December 31, 2022
	Initial Principal Amount	Maturity Date	Annual Interest Rate(a)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2025 Senior Notes	$400,000	2/13/25	3.75%	$400,000	$531	$399,469	$400,000	$1,003	$398,997
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	300,000	1,235	298,765	300,000	1,625	298,375
Lazard Group 2028 Senior Notes	500,000	9/19/28	4.50%	500,000	4,012	495,988	500,000	4,864	495,136
Lazard Group 2029 Senior Notes	500,000	3/11/29	4.375%	500,000	4,022	495,978	500,000	4,794	495,206
Total				$1,700,000	$9,800	$1,690,200	$1,700,000	$12,286	$1,687,714
_____________________
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
At December 31, 2023 and 2022, no amounts were outstanding under the Second Amended and Restated Credit Agreement and the Previous Credit Agreement, respectively.
As of December 31, 2023, the Company had approximately $209,400 in unused lines of credit available to it, including the credit facility provided under the Second Amended and Restated Credit Agreement.
The Second Amended and Restated Credit Agreement and the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable. As of December 31, 2023, the Company was in compliance with such provisions. All of the Company’s senior debt obligations are unsecured.
Debt maturities relating to senior borrowings outstanding at December 31, 2023 for each of the five years in the period ending December 31, 2028 and thereafter are set forth in the table below.

Year Ending December 31,
2024	$–
2025	400,000
2026	–
2027	300,000
2028	500,000
Thereafter	500,000
Total	$1,700,000
The Company’s senior debt at December 31, 2023 and 2022 is carried at the principal amount outstanding, net of unamortized debt costs. See Note 7 for information regarding the fair value and fair value hierarchy category of the Company’s senior debt.
14.    COMMITMENTS AND CONTINGENCIES
Commitments—See Notes 7 and 17 for information regarding commitments relating to investment capital funding commitments and obligations to fund our pension plans, respectively.
The fulfillment of the commitments described herein should not have a material adverse effect on the Company’s consolidated financial position or results of operations.
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
During the years ended December 31, 2023, 2022 and 2021, Lazard Group distributed $161,984, $228,045 and $233,234, respectively, to the subsidiaries of Lazard Ltd.
In addition, in March 2023 and February 2022, Lazard Group distributed 1,521,620 and 1,902,756 shares of common stock, respectively, to one of its managing members, which is a subsidiary of Lazard Ltd, in non-cash transactions, in connection with the settlement of profits interest participation rights (see Note 16). There was no impact on total members’ equity resulting from such distributions.
Pursuant to Lazard Group’s Operating Agreement, Lazard Group allocates and distributes to its members a substantial portion of its distributable profits in installments as soon as practicable after the end of each fiscal year. Such installment distributions usually begin in February.
See Note 20 for information regarding a related party transaction.
Share Repurchase Program—The Board of Directors of Lazard authorized the repurchase of common stock as set forth in the table below.

Date	Repurchase Authorization	Expiration
February 2022	$300,000	December 31, 2024
July 2022	$500,000	December 31, 2024
The Company expects that the share repurchase program will continue to be used to offset a portion of the shares that have been or will be issued under Lazard’s 2018 Incentive Compensation Plan, as amended (the “2018 Plan”). Pursuant to the share repurchase program, purchases have been made in the open market or through privately negotiated transactions. The rate at which the Company purchases shares in connection with the share repurchase program may vary from period to period due to a variety of factors. Purchases with respect to such program are set forth in the table below:

Year Ended December 31:	Number of Shares Purchased	Average Price Per Share
2021	9,124,295	$44.51
2022	19,666,798	$35.17
2023	2,782,662	$36.67
There were 25,300,624 and 26,774,550 shares of common stock held by Lazard Group at December 31, 2023 and 2022, respectively. Such shares of common stock are reported, at cost, as a reduction of members’ equity within the accompanying consolidated statements of financial condition.
During 2023, 2022 and 2021, certain of our executive officers received common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. In addition, during the years ended December 31, 2023, 2022 and 2021, the Company purchased shares of common stock from certain of our executive officers. The aggregate value of all such purchases in 2023, 2022 and 2021 was approximately $11,100, $16,500 and $19,800, respectively. Such shares of common stock are reported at cost.
As of December 31, 2023, a total of $200,095 of share repurchase authorization remaining available under Lazard Ltd’s share repurchase program will expire on December 31, 2024.

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)
During the year ended December 31, 2023, Lazard Ltd had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.
Accumulated Other Comprehensive Income (Loss) (“AOCI”), Net of Tax—The tables below reflect the balances of each component of AOCI at December 31, 2023, 2022 and 2021 and activity during the years then ended:

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2023	$(140,102)	$(140,483)	$(280,585)	$2	$(280,587)
Activity:
Other comprehensive income (loss) before reclassifications	30,720	(32,210)	(1,490)	–	(1,490)
Adjustments for items reclassified to earnings, net of tax	2,413	5,233	7,646	–	7,646
Net other comprehensive income (loss)	33,133	(26,977)	6,156	–	6,156
Balance, December 31, 2023	$(106,969)	$(167,460)	$(274,429)	$2	$(274,431)

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2022	$(76,355)	$(132,680)	$(209,035)	$2	$(209,037)
Activity:
Other comprehensive loss before reclassifications	(63,779)	(11,955)	(75,734)	–	(75,734)
Adjustments for items reclassified to earnings, net of tax	32	4,152	4,184	–	4,184
Net other comprehensive loss	(63,747)	(7,803)	(71,550)	–	(71,550)
Balance, December 31, 2022	$(140,102)	$(140,483)	$(280,585)	$2	$(280,587)

	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance, January 1, 2021	$(20,438)	$(173,006)	$(193,444)	$2	$(193,446)
Activity:
Other comprehensive income (loss) before reclassifications	(48,401)	34,666	(13,735)	–	(13,735)
Adjustments for items reclassified to earnings, net of tax	(7,516)	5,660	(1,856)	–	(1,856)
Net other comprehensive income (loss)	(55,917)	40,326	(15,591)	–	(15,591)
Balance, December 31, 2021	$(76,355)	$(132,680)	$(209,035)	$2	$(209,037)

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)
The table below reflects adjustments for items reclassified out of AOCI, by component, for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Currency translation losses (gains) (a)	$2,413	$32	$(7,516)
Employee benefit plans:
Amortization relating to employee benefit plans (b)	6,754	5,146	7,269
Less - related income taxes	1,521	994	1,609
	5,233	4,152	5,660
Total reclassifications, net of tax	$7,646	$4,184	$(1,856)
________________________
(a)Represents currency translation losses (gains) reclassified from AOCI associated with closing certain of our offices. Such amounts are included in “revenue–other” on the consolidated statements of operations.
(b)Included in the computation of net periodic benefit cost (see Note 17). Such amounts are included in “operating expenses–other” on the consolidated statements of operations.
Noncontrolling Interests—Noncontrolling interests principally represent (i) interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own, (ii) LGAC interests (see Note 1) and (iii) consolidated VIE interests held by employees (see Note 23).
The tables below summarize net income (loss) attributable to noncontrolling interests for the years ended December 31, 2023, 2022 and 2021 and noncontrolling interests as of December 31, 2023 and 2022 in the Company’s consolidated financial statements:

	Net Income (Loss) Attributable to Noncontrolling Interests Year Ended December 31,
	2023	2022	2021
Edgewater	$6,051	$31,314	$10,466
LFI Consolidated Funds	10,150	(11,415)	7,950
LGAC	1,968	15,064	(3,940)
Other	4	3	5
Total	$18,173	$34,966	$14,481

	Noncontrolling Interests as of December 31,
	2023	2022
Edgewater	$46,571	$44,681
LFI Consolidated Funds	–	74,164
LGAC	–	(10,714)
Other	14	13
Total	$46,585	$108,144
Redeemable Noncontrolling Interests—Redeemable noncontrolling interests principally represent LGAC interests as of December 31, 2022 (see Note 1) and consolidated VIE interests held by employees as of December 31, 2023 (see Note 23). Consolidated VIE interests held by employees (vested LFI awards), which may be redeemed at any time at the option of the holder for cash, are recorded on the Company’s consolidated statements of financial position at redemption value and classified as temporary equity. Changes in redemption value are recognized immediately as they

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)
occur and will adjust the carrying value of redeemable noncontrolling interests to equal the redemption value at the end of each reporting period.
16.    INCENTIVE PLANS
Share-Based Incentive Plan Awards
A description of Lazard Ltd’s 2018 Plan and 2008 Incentive Compensation Plan (the “2008 Plan”) and activity with respect thereto during the years ended December 31, 2023, 2022 and 2021 is presented below.
Shares Available Under the 2018 Plan and 2008 Plan
Total shares available for issuance under incentive compensation plans are primarily from the 2018 Plan, which became effective on April 24, 2018. The aggregate number of shares authorized for issuance under the 2018 Plan is 50,000,000. Such shares may be issued pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock units (“RSUs”), performance-based restricted stock units (“PRSUs”), restricted stock awards (“RSAs”), profits interest participation rights (“PIPRs”), and other share-based awards, as further discussed below.
The 2008 Plan authorized the issuance of shares of common stock pursuant to the grant or exercise of stock options, stock appreciation rights, RSUs, PRSUs and other share-based awards. The 2008 Plan was terminated on April 24, 2018, although outstanding deferred stock unit (“DSU”) awards granted under the 2008 Plan before its termination continue to be subject to its terms.
Expense
The following reflects the expense recorded with respect to share-based incentive plans within “compensation and benefits” expense (with respect to RSUs, PRSUs, RSAs and PIPRs) and “professional services” expense (with respect to DSUs) within the Company’s accompanying consolidated statements of operations:

	Year Ended December 31,
	2023	2022	2021
Share-based incentive awards:
RSUs	$165,435	$125,664	$124,895
PRSUs	2,488	2,011	6,136
RSAs	25,073	23,923	17,765
PIPRs	55,712	86,810	83,046
DSUs	931	1,116	1,058
Total	$249,639	$239,524	$232,900
Compensation and benefits expense relating to share-based awards with service and/or performance conditions is reversed if the awards are forfeited due to these conditions not being met. Compensation and benefits expense relating to share-based awards with market-based conditions is not reversed if these awards are forfeited based solely on failing to meet such market-based conditions.
The Company periodically assesses forfeiture rates, including as a result of any applicable performance conditions. A change in estimated forfeiture rates or performance results in a cumulative adjustment to compensation and benefits expense and also would cause the aggregate amount of compensation expense recognized in future periods to differ from the estimated unrecognized compensation expense described below.
The Company’s share-based incentive plans and awards are described below.

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)
RSUs, PRSUs and DSUs
RSUs generally require future service as a condition for vesting (unless the recipient is then eligible for retirement under the Company’s retirement policy) and convert into shares of common stock on a one-for-one basis after the stipulated vesting periods. The grant date fair value of the RSUs, net of an estimated forfeiture rate, is expensed over the requisite service periods (generally, one-third after two years and the remaining two-thirds after the third year), and is adjusted for actual forfeitures over such period.
RSUs generally include a dividend participation right that provides that, during the applicable vesting period, each RSU is attributed additional RSUs equivalent to any dividends paid on common stock during such period. During the year ended December 31, 2023, dividend participation rights required the issuance of 711,673 RSUs. In connection with RSUs that settled during the year ended December 31, 2023, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,213,264 shares of common stock during the year. Accordingly, 2,158,820 shares of common stock, respectively, held by the Company were delivered during the year ended December 31, 2023.
PRSUs are RSUs that are subject to performance-based and service-based vesting conditions, and beginning with awards granted in February 2021, a market-based condition. The number of shares of common stock that a recipient receives upon vesting of a PRSU is calculated by reference to certain performance-based and market-based metrics that relate to Lazard Ltd’s performance over a three-year period. The target number of shares of common stock subject to each PRSU is one; however, based on the achievement of both the performance-based and market-based conditions, the number of shares of common stock that may be received will range from zero to 2.4 times the target number. PRSUs vest on a single date approximately three years following the date of the grant, provided the applicable service and performance conditions are satisfied. PRSUs include dividend participation rights that are subject to the same vesting restrictions (including performance conditions) as the underlying PRSUs to which they relate and are settled in cash at the same rate that dividends are paid on common stock. Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value.

Non-executive members of the Board of Directors of Lazard Group, who are the same Non-Executive Directors of Lazard Ltd (“Non-Executive Directors”) receive a portion of their compensation for service on the Board of Directors and its committees in the form of DSUs and can elect to receive the cash-portion of their compensation in DSUs in lieu of cash. Total DSUs granted to Non-Executive Directors during the year ended December 31, 2023 were 62,654. DSUs are convertible into shares of common stock on a one-for-one basis at the time of cessation of service to the Board of Directors. DSUs include a cash dividend participation right equivalent to dividends paid on common stock. DSU awards are expensed at their fair value on their date of grant.

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)
The following is a summary of activity relating to RSUs, PRSUs and DSUs for the year ended December 31, 2023:

	RSUs		PRSUs		DSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2023	9,022,917	$37.97	94,690	$39.27	400,820	$37.66
Granted (including 711,673 RSUs relating to dividend participation)	5,700,485	$36.49	–	$–	62,654	$29.71
Forfeited	(282,967)	$35.37	–	$–	-	$–
Settled	(3,372,084)	$41.65	–	$–	(134,744)	$36.21
PRSUs performance units earned (a)			30,775	$46.63
Balance, December 31, 2023	11,068,351	$36.15	125,465	$41.07	328,730	$36.74
_____________________
(a)Represents PRSUs earned during the fiscal year under the performance conditions of previously-granted PRSU awards in excess of the target payout levels of such awards.
The weighted-average grant date fair value of RSUs granted in 2023, 2022 and 2021 was $36.49, $33.73 and $43.38, respectively. The weighted-average grant date fair value of PRSUs granted in 2022 and 2021 was $35.44 and $46.63, respectively. The weighted-average grant date fair value of DSUs granted in 2023, 2022 and 2021 was $29.71, $35.78 and $46.75, respectively.
As of December 31, 2023, the total estimated unrecognized compensation expense of RSUs and PRSUs was $122,498 and $1,185, respectively. The Company expects to expense such amounts over weighted-average periods of approximately 0.9 and 0.4 years, respectively, subsequent to December 31, 2023.
RSAs
The following is a summary of activity related to RSAs associated with compensation arrangements during the year ended December 31, 2023:

	RSAs	Weighted Average Grant Date Fair Value
Balance, January 1, 2023	1,266,424	$36.99
Granted (including 94,985 relating to dividend participation)	670,064	$37.60
Forfeited	(15,897)	$39.14
Settled	(684,645)	$39.13
Balance, December 31, 2023	1,235,946	$36.10
The weighted-average grant date fair value of RSAs granted in 2023, 2022 and 2021 was $37.60, $33.37 and $43.80, respectively.
In connection with RSAs that settled during the year ended December 31, 2023, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 279,385 shares of common stock during the year. Accordingly, 405,260 shares of common stock held by the Company were delivered during the year ended December 31, 2023.

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)
RSAs generally include a dividend participation right that provides that during the applicable vesting period each RSA is attributed additional RSAs equivalent to any dividends paid on common stock during such period. During the year ended December 31, 2023, dividend participation rights required the issuance of 94,985 RSAs.
At December 31, 2023, estimated unrecognized RSAs expense was $15,967, with such expense to be recognized over a weighted average period of approximately 0.8 years subsequent to December 31, 2023.
Profits Interest Participation Rights
Profits interest participation rights (“PIPRs”) are equity incentive awards that, subject to certain vesting and other conditions described below, may be exchanged for shares of common stock pursuant to the 2018 Plan. They are a class of membership interests in the Company that are intended to qualify as “profits interests” for U.S. federal income tax purposes and are recorded within members’ equity in the Company’s consolidated statements of financial condition.
PIPRs, with the exception of Stock Price PIPRs (“SP-PIPRs”), as explained below, generally provide for vesting approximately three years following the grant date, so long as applicable vesting and other conditions have been satisfied. Like outstanding RSUs and similar awards, PIPRs are subject to continued employment and other conditions and restrictions and are forfeited if those conditions and restrictions are not fulfilled.
A recipient generally realizes value from PIPRs only to the extent that applicable vesting and other conditions are satisfied, and an amount of economic appreciation in the assets of the Company occurs as necessary to satisfy certain partnership tax rules (referred to as the “Minimum Value Condition”), otherwise the PIPRs will be forfeited. Upon satisfaction of such conditions, PIPRs that are in parity with the value of common stock will be exchanged on a one-for-one basis for shares of common stock. If forfeited based solely on failing to meet the Minimum Value Condition, or, if applicable, common stock price milestones as described below, the associated compensation expense would not be reversed.
All PIPR awards are subject to service-based vesting conditions. In addition to PIPR awards with only service-based vesting conditions (“Ordinary PIPRs”) granted to certain of our executive officers and a limited number of employees, the Company has granted the following types of PIPRs to certain of our executive officers, that are subject to additional vesting and market-based conditions:
•Performance PIPRs (“P-PIPRs”), which are subject to service-based and performance-based vesting conditions, and beginning in February 2021, incremental market-based conditions.
•SP-PIPRs, which are subject to service-based vesting conditions and common stock price milestones and are eligible to vest in three tranches.
The number of shares of common stock that a recipient will receive upon the exchange of a P-PIPR award is calculated by reference to applicable performance-based vesting conditions and, beginning with P-PIPRs granted in 2021, incremental market-based conditions and only result in value to the recipient to the extent the vesting and other conditions are satisfied. The target number of shares of common stock subject to each P-PIPR is one. Based on the achievement of performance conditions, as determined and approved by the Compensation Committee, the number of shares of common stock that may be received in connection with the P-PIPR awards granted prior to February 2021 will range from zero to two times the target number. For the P-PIPR awards granted beginning in February 2021, subject to both performance-based and incremental market-based conditions, the number of shares that may be received will range from zero to 2.4 times the target number. Unless applicable vesting and other conditions are satisfied during the three-year performance period, and the Minimum Value Condition is satisfied within five years following the grant date, all P-PIPRs will be forfeited.
SP-PIPRs are eligible to vest in three tranches (each, a “Tranche”) based on the achievement of service conditions and Tranche-specific common stock price milestones measured as of a specified anniversary of the date of grant, as described below. Their aggregate fair value at the grant date, which based on the estimated probability of achieving the common stock price milestones is approximately $33,900, is expensed over the requisite service periods.
SP-PIPRs will vest:

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)

•20% if, during the three years following the date of grant, the Company’s common stock price has appreciated 25% above the average trailing 30 consecutive day stock price preceding the date of grant (the “Grant Date Stock Price”);
•40% if, during the five years following the date of grant, the Company’s common stock price has appreciated 50% above the Grant Date Stock Price;
•40% if, during the seven years following the date of grant, the Company’s common stock price has appreciated 100% above the Grant Date Stock Price.
Each Tranche is subject to the executive’s continued employment through the applicable anniversary of the date of grant and requires that the applicable common stock price milestone is sustained for any 30 consecutive day period prior to the anniversary of the date of grant of the applicable Tranche (the “Expiration Date”).
If the service conditions and common stock price milestones, as described above, are not achieved as of the Expiration Date, all SP-PIPRs in such Tranche will be forfeited.
The following is a summary of activity relating to all PIPRs during the year ended December 31, 2023:

	Ordinary PIPRs (a)		P-PIPRs		SP-PIPRs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2023	1,684,404	$39.96	2,447,224	$40.29	–	$–
Granted	1,521,458	$34.50	–	$–	2,250,000	$15.06
Forfeited	(16,695)	$43.23	–	$–	–	$–
Settled	(548,398)	$42.89	(973,222)	$41.76	–	$–
Performance units earned (b)			484,827	$46.63
Balance, December 31, 2023	2,640,769	$36.19	1,958,829	$41.12	2,250,000	$15.06
_____________________
(a)Includes PIPR awards with only service-based vesting conditions.
(b)Represents P-PIPRs earned during the fiscal year under the performance conditions of previously-granted P-PIPR awards in excess of the target payout levels of such awards.

Fair values shown above represent the weighted average as of grant date. The weighted-average grant date fair value of ordinary PIPRs and SP-PIPRs granted in 2023 was $34.50 and $15.06, respectively. The weighted-average grant date fair value of ordinary PIPRs and P-PIPRs granted in 2022 was $32.95 and $35.44, respectively. The weighted-average grant date fair value of ordinary PIPRs and P-PIPRs granted in 2021 was $43.23 and $46.63, respectively.
Compensation expense recognized for ordinary PIPRs and P-PIPRs is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. Compensation expense recognized for SP-PIPRs is determined by multiplying the number of shares of common stock underlying such awards by the grant date fair value. As of December 31, 2023, the total estimated unrecognized compensation expense of all profits interest participation rights was $57,954 and the Company expects to expense such amount over a weighted-average period of approximately 1.8 years subsequent to December 31, 2023.
LFI and Other Similar Deferred Compensation Arrangements
In connection with LFI and other similar deferred compensation arrangements, granted to eligible employees, which generally require future service as a condition for vesting, the Company records a prepaid compensation asset and a corresponding compensation liability on the grant date based upon the fair value of the award. The prepaid asset is

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)
amortized on a straight-line basis over the applicable requisite service periods (which are generally similar to the comparable periods for RSUs) and is charged to “compensation and benefits” expense within the Company’s consolidated statements of operations. LFI and similar deferred compensation arrangements that do not require future service are expensed immediately. The related compensation liability is accounted for at fair value as a derivative liability, which contemplates the impact of estimated forfeitures, and is adjusted for changes in fair value primarily related to changes in value of the underlying investments.
The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the year ended December 31, 2023:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2023	$112,124	$326,282
Granted	159,981	159,981
Settled	–	(171,738)
Amortization and the impact of forfeitures	(156,254)	8,103
Change in fair value of underlying investments	–	41,463
Other	121	1,329
Balance, December 31, 2023	$115,972	$365,420
The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 0.8 years subsequent to December 31, 2023.
The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Amortization and the impact of forfeitures	$164,357	$154,878	$151,604
Change in the fair value of underlying investments	41,463	(44,261)	35,494
Total	$205,820	$110,617	$187,098
Incentive Awards Granted in the First Quarter of 2024
In the first quarter of 2024, the Company granted approximately $374,000 of deferred share-based incentive compensation awards to eligible employees as part of the 2023 year-end compensation process. These grants included: RSUs; PIPRs; and LFI and other similar deferred compensation arrangements. The Company also granted approximately $95,000 of cash retention awards that are subject to a required three-year service period subsequent to payment by the Company. If the service requirement is not met, the award is subject to clawback. The cash retention awards will be amortized over the requisite service period beginning on the grant date.
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

Contributions to the non-U.S. pension plans during the year ending December 31, 2024 are not expected to be material.

The following table summarizes the changes in the benefit obligations, the fair value of the assets, the funded status and amounts recognized in the consolidated statements of financial condition for the post-retirement plans. The Company uses December 31 as the measurement date for its post-retirement plans.

	Pension Plans
	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$440,050	$731,978
Service cost	338	543
Interest cost	20,930	11,130
Amendments	10,201	–
Actuarial (gain) loss	21,937	(203,009)
Benefits paid	(25,542)	(29,357)
Foreign currency translation and other adjustments	22,787	(71,235)
Benefit obligation at end of year	490,701	440,050
Change in plan assets
Fair value of plan assets at beginning of year	468,872	782,463
Actual return on plan assets	22,461	(215,237)
Employer contributions	5,673	4,206
Benefits paid	(25,542)	(29,357)
Foreign currency translation and other adjustments	24,987	(73,203)
Fair value of plan assets at end of year	496,451	468,872
Funded (deficit) at end of year	$5,750	$28,822
Amounts recognized in the consolidated statements of financial condition at December 31, 2023 and 2022 consist of:
Prepaid pension asset (included in “other assets”)	$10,507	$35,268
Accrued benefit liability (included in “other liabilities”)	(4,757)	(6,446)
Net amount recognized	$5,750	$28,822
Amounts recognized in AOCI (excluding tax benefits of $38,516 and $29,813 at December 31, 2023 and 2022, respectively) consist of:
Actuarial net loss	$193,193	$167,724
Prior service cost	12,782	2,572
Net amount recognized	$205,975	$170,296
For the years ended December 31, 2023 and 2022, the change in the benefit obligation related to the actuarial (gain) loss is principally attributable to changes in the discount rates.

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)
The following table summarizes the fair value of plan assets, the accumulated benefit obligation and the projected benefit obligation at December 31, 2023 and 2022:

	U.S. Pension Plans As Of December 31,		Non-U.S. Pension Plans As Of December 31,		Total As Of December 31,
	2023	2022	2023	2022	2023	2022
Fair value of plan assets	$15,511	$14,983	$480,940	$453,889	$496,451	$468,872
Accumulated benefit obligation	$19,999	$20,518	$470,702	$419,532	$490,701	$440,050
Projected benefit obligation	$19,999	$20,518	$470,702	$419,532	$490,701	$440,050
The following table summarizes the components of net periodic benefit cost (credit), the return on the Company’s post-retirement plan assets, benefits paid, contributions and other amounts recognized in AOCI for the years ended December 31, 2023, 2022 and 2021:

	Pension Plans For The Year Ended December 31,
	2023	2022	2021
Components of Net Periodic Benefit Cost (Credit):
Service cost	$338	$543	$876
Interest cost	20,930	11,130	8,679
Expected return on plan assets	(23,942)	(24,482)	(26,077)
Amortization of:
Prior service cost	107	106	118
Net actuarial loss	6,647	5,040	7,151
Settlement loss	–	–	1,056
Net periodic benefit cost (credit)	$4,080	$(7,663)	$(8,197)

Actual return on plan assets	$22,461	$(215,237)	$26,046
Employer contributions	$5,673	$4,206	$4,493
Benefits paid	$25,542	$29,357	$29,327
Other changes in plan assets and benefit obligations recognized in AOCI (excluding tax expense (benefit) of $(8,703), $(4,443) and $13,521 during the years ended December 31, 2023, 2022 and 2021, respectively):

Net actuarial (gain) loss	$23,521	$31,174	$(40,717)
Prior service cost	10,172	–	–
Reclassification of prior service (cost) credit to earnings	(107)	(106)	(118)
Reclassification of actuarial gain (loss) to earnings	(6,647)	(5,040)	(7,151)
Currency translation and other adjustments	8,740	(13,783)	(5,860)
Total recognized in AOCI	$35,679	$12,245	$(53,846)
Net amount recognized in total periodic benefit cost and AOCI	$39,759	$4,582	$(62,043)

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)
The assumptions used to develop actuarial present value of the projected benefit obligation and net periodic pension cost as of or for the years ended December 31, 2023, 2022 and 2021 are set forth below:

	Pension Plans December 31,
	2023	2022	2021
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.4%	4.7%	1.8%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.3%	2.1%	1.1%
Expected long-term rate of return on plan assets	5.1%	3.4%	3.3%
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

Pension Plans
2024	$28,564
2025	27,844
2026	28,130
2027	28,654
2028	29,105
2029-2033	146,096

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)
Plan Assets—The following tables present the categorization of our pension plans’ assets as of December 31, 2023 and 2022, measured at fair value, into a fair value hierarchy and investments measured at NAV or its equivalent as a practical expedient in accordance with fair value measurement disclosure requirements:

	As of December 31, 2023
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Cash	$9,286	$–	$–	$–	$9,286
Debt	41,215	–	–	–	41,215
Equities	11,496	–	–	–	11,496
Funds:
Alternative investments	–	–	–	6,640	6,640
Debt	7,268	58,876	–	236,553	302,697
Equity	58,773	55,692	–	6,434	120,899
Other	–	4,218	–	–	4,218
Total	$128,038	$118,786	$–	$249,627	$496,451

	As of December 31, 2022
	Level 1	Level 2	Level 3	NAV (a)	Total
Assets:
Cash	$18,084	$–	$–	$–	$18,084
Debt	79,505	–	–	–	79,505
Equities	15,480	–	–	–	15,480
Funds:
Alternative investments	–	–	–	9,113	9,113
Debt	6,350	–	–	220,141	226,491
Equity	49,041	49,297	–	7,138	105,476
Other	–	14,723	–	–	14,723
Total	$168,460	$64,020	$–	$236,392	$468,872
_____________________
(a)Represents certain investments measured at NAV or its equivalent as a practical expedient in determining fair value. In accordance with current accounting guidance, these investments have not been classified in the fair value hierarchy.
Included in equity funds are $63,927 and $54,810 as of December 31, 2023 and 2022, respectively, that are invested in funds managed by the Company.
Consistent with the plans’ investment strategies, at December 31, 2023 and 2022, the Company’s U.S. pension plan had 50% and 57%, respectively, of the plans’ assets invested in equity funds in Level 1 and measured at NAV or its equivalent as a practical expedient, 47% and 42%, respectively, invested in Level 1 debt funds, and at December 31, 2023 and 2022, 3% and 1%, respectively, invested in cash, which is a Level 1 asset. The Company’s non-U.S. pension plans at December 31, 2023 and 2022 had 26% and 25%, respectively, of the plans’ assets invested in equities and equity funds that are primarily Level 1 and Level 2 assets; 70% and 66%, respectively, of the plans’ assets invested in debt and debt funds that are Level 1, Level 2 and measured at NAV or its equivalent as a practical expedient, and 4% and 9%, respectively, of the plans’ assets invested in cash, which is a Level 1 asset, other investments, which is a Level 2 asset, or in alternative investment funds that are primarily measured at NAV.

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
Defined Contribution Plans—Pursuant to certain matching contributions, the Company contributes to employer sponsored defined contribution plans. Such contributions amounted to $22,190, $19,636 and $17,764 for the years ended December 31, 2023, 2022 and 2021, respectively, which are included in “compensation and benefits” expense on the consolidated statements of operations.
18.    COST-SAVING INITIATIVES
The Company conducted firm-wide cost-saving initiatives that will continue through the first quarter of 2024.
Expenses and losses associated with the cost-saving initiatives for the year ended December 31, 2023 consisted of the following:

	Year Ended December 31, 2023
	Financial Advisory	Asset Management	Corporate	Total
Severance and other employee termination expenses (included in "compensation and benefits" expense)	$94,457	$49,152	$34,732	$178,341
Technology asset impairments (included in "technology and information services")	144	7,877	–	8,021
Foreign exchange related losses associated with closing of certain offices (included in "revenue-other")	2,411	–	3,054	5,465
Other	2,230	470	2,291	4,991
Total	$99,242	$57,499	$40,077	$196,818

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)
Additional compensation and benefits expense of approximately $40,000 was incurred in the first quarter of 2024.
Activity related to the obligations pursuant to the cost-saving initiatives during the year ended December 31, 2023 was as follows:

	Accrued Compensation and Benefits	Other	Total
Balance, January 1, 2023	$–	$–	$–
Total expenses	178,341	18,477	196,818
Less:
Noncash expenses (a)	32,757	11,213	43,970
Payments and settlements	94,238	6,312	100,550
Balance, December 31, 2023	$51,346	$952	$52,298
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

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)
The components of the Company’s provision for income taxes for the years ended December 31, 2023, 2022 and 2021, and a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rates for such years, are shown below.

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$169	$248	$(3,808)
Foreign	53,131	71,800	98,142
State and local	2,731	5,810	1,495
Total current	56,031	77,858	95,829
Deferred:
Federal	(57)	5	82
Foreign	(5,045)	3,299	5,081
State and local	(1,870)	491	695
Total deferred	(6,972)	3,795	5,858
Total	$49,059	$81,653	$101,687

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Rate benefit for U.S. Partnership operations	(21.0)	(21.0)	(21.0)
Foreign taxes	(43.5)	15.0	13.3
State and local taxes	–	1.0	0.7
Uncertain tax positions	(0.9)	(0.3)	(0.3)
Other	(0.1)	–	(0.5)
Effective income tax rate	(44.5%)	15.7%	13.2%
See Note 22 regarding “operating income (loss)” by geographic region.

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
Deferred Tax Assets:
Basis adjustments (a)	$–	$22
Compensation and benefits	73,722	63,334
Net operating loss and tax credit carryforwards	80,795	76,509
Depreciation and amortization	5,520	5,041
Other	10,463	9,111
Gross deferred tax assets	170,500	154,017
Valuation allowance	(79,127)	(80,347)
Deferred tax assets (net of valuation allowance)	91,373	73,670
Deferred Tax Liabilities:
Depreciation and amortization	3,787	4,476
Compensation and benefits	21,500	22,927
Goodwill	1,742	1,512
Other	15,976	11,074
Deferred tax liabilities	43,005	39,989
Net deferred tax assets	$48,368	$33,681
_____________________
(a)The basis adjustments recorded as of December 31, 2023 and 2022 are primarily the result of additional basis from acquisitions of interests.
The historical profitability of each tax-paying entity is an important factor in determining whether to record a valuation allowance and when to release any such allowance. Certain of our tax-paying entities have individually experienced losses on a cumulative three year basis or have tax attributes that may expire unused. In addition, some of our tax-paying entities have recorded a valuation allowance on substantially all of their deferred tax assets due to the combined effect of operating losses in certain subsidiaries of these entities as well as foreign taxes that together substantially offset any U.S. tax liability. Taking into account all available information, we cannot determine that it is more likely than not that deferred tax assets held by these entities will be realized. Consequently, we have recorded valuation allowances on $79,127 and $80,347 of deferred tax assets held by these entities as of December 31, 2023 and 2022, respectively.
Changes in the deferred tax assets valuation allowance for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Year Ended December 31,
	2023	2022	2021
Beginning Balance	$80,347	$79,129	$76,728
Charged (credited) to provision for income taxes	(474)	6,844	4,400
Charged (credited) to other comprehensive income and other	(746)	(5,626)	(1,999)
Ending Balance	$79,127	$80,347	$79,129

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)
The Company had net operating loss and tax credit carryforwards for which related deferred tax assets of $80,795 were recorded at December 31, 2023 primarily relating to:
(i)indefinite-lived net operating loss carryforwards (subject to various limitations) of approximately $27,000 in Australia, Brazil, Germany, Hong Kong, Luxembourg, Saudi Arabia, Singapore; and
(ii)carryforwards of approximately $47,000 that expire in different periods, including U.S. foreign tax credits of $5,600 that begin to expire in 2024 and are fully offset by a valuation allowance.
With few exceptions, the Company is no longer subject to income tax examination by foreign tax authorities and by U.S. federal, state and local tax authorities for years prior to 2017. While the Company is under examination in various tax jurisdictions with respect to certain open years, the Company does not expect that the result of any final determination related to these examinations will have a material impact on its financial statements. Developments with respect to such examinations are monitored on an ongoing basis and adjustments to tax liabilities are made as appropriate.
A reconciliation of the beginning to the ending amount of gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
	2023	2022	2021
Balance, January 1 (excluding interest and penalties of $17,855, $18,442 and $18,745, respectively)	$52,877	$53,507	$55,725
Increases in gross unrecognized tax benefits relating to tax positions taken during:
Prior years	265	257	165
Current year	11,658	13,273	11,841
Decreases in gross unrecognized tax benefits relating to:
Tax positions taken during prior years	(837)	(975)	(5,774)
Settlements with tax authorities	(243)	(43)	(134)
Lapse of the applicable statute of limitations	(9,733)	(13,142)	(8,316)
Balance, December 31 (excluding interest and penalties of $18,446, $17,855 and $18,442, respectively)	$53,987	$52,877	$53,507
Additional information with respect to unrecognized tax benefits is as follows:

	Year Ended December 31,
	2023	2022	2021
Unrecognized tax benefits at the end of the year that, if recognized, would favorably affect the effective tax rate (includes interest and penalties of $18,446, $17,855 and $18,442, respectively)	$60,225	$59,202	$61,452
Unrecognized tax benefits that, if recognized, would not affect the effective tax rate	$12,208	$11,530	$10,497
Interest and penalties recognized in current income tax expense (after giving effect to the reversal of interest and penalties of $5,446, $6,344 and $5,210, respectively)	$591	$(587)	$(303)
The Company anticipates that it is reasonably possible that approximately $9,700 of unrecognized tax benefits, including interest and penalties recorded at December 31, 2023, may be recognized within 12 months as a result of the lapse of the statute of limitations in various tax jurisdictions.

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
Sponsored Funds
The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Asset management fees relating to such services were $538,457, $592,985 and $708,900 for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in “asset management fees” on the consolidated statements of operations. Of such amounts, $67,598 and $57,283 remained as receivables at December 31, 2023 and 2022, respectively, and are included in “fees receivable” on the consolidated statements of financial condition.
Other
See Note 15 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.
21.    REGULATORY AUTHORITIES
LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $5, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At December 31, 2023, LFNY exceeded its minimum requirement for regulatory net capital of $6,529, and was in compliance with its aggregate indebtedness to net capital ratio requirement.
Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At December 31, 2023, the aggregate regulatory net capital of the U.K. Subsidiaries was $220,204, which exceeded the minimum requirement by $154,383.
CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management. The investment services activities exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At December 31, 2023, the consolidated regulatory net capital of CFLF was $156,703, which exceeded the minimum requirement set for regulatory capital levels by $62,519. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. In 2013, the Company and the ACPR agreed on terms for the consolidated supervision of LFB and certain other non-Financial Advisory European subsidiaries of the Company (referred to herein, on a combined basis, as the “combined European regulated group”) under such rules. Under this supervision, the combined European regulated group is required to comply with minimum requirements for regulatory net capital. At December 31, 2023, the regulatory net capital of the combined European regulated group was $181,665, which exceeded the minimum requirement set for regulatory capital levels by $78,796. Additionally, the combined European regulated group, together with our European Financial Advisory entities, is required to perform an annual risk assessment and provide certain other information on a periodic basis.
Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At December 31, 2023, for those

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)
subsidiaries with regulatory capital requirements, their aggregate net capital was $143,682, which exceeded the minimum required capital by $120,239.
At December 31, 2023, each of these subsidiaries individually was in compliance with its regulatory capital requirements.
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
The Company’s segment information for the years ended December 31, 2023, 2022 and 2021 is prepared using the following methodology:
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
For the years ended December 31, 2023, 2022 and 2021, no individual client constituted more than 10% of the net revenue of any of the Company’s business segments.

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)
Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Year Ended December 31,
		2023	2022	2021
Financial Advisory	Net Revenue	$1,384,341	$1,655,596	$1,794,132
	Operating Expenses (a)	1,483,427	1,292,382	1,345,849
	Operating Income (Loss)	$(99,086)	$363,214	$448,283
Asset Management	Net Revenue	$1,151,496	$1,204,927	$1,424,985
	Operating Expenses (a)	1,011,574	963,640	1,032,825
	Operating Income	$139,922	$241,287	$392,160
Corporate	Net Revenue (Loss)	$(19,609)	$(96,234)	$4,092
	Operating Expenses (Credit) (a)	131,411	(12,534)	73,872
	Operating Loss	$(151,020)	$(83,700)	$(69,780)
Total	Net Revenue	$2,516,228	$2,764,289	$3,223,209
	Operating Expenses (a)	2,626,412	2,243,488	2,452,546
	Operating Income (Loss)	$(110,184)	$520,801	$770,663
_____________________
(a)Operating expenses include depreciation and amortization of property as set forth in table below.

	Year Ended December 31,
	2023	2022	2021
Financial Advisory	$8,511	$8,669	$8,180
Asset Management	6,476	9,390	5,618
Corporate	27,860	23,978	24,216
Total	$42,847	$42,037	$38,014

	December 31,
	2023	2022
Total Assets
Financial Advisory	$1,131,657	$1,074,278
Asset Management (b)	1,232,364	1,786,830
Corporate (b)	1,866,304	2,600,691
Total	$4,230,325	$5,461,799
_____________________
(b)Effective December 31, 2023, certain assets, primarily “deposits with banks and short-term investments”, previously reported in the Corporate segment are reported in the Asset Management segment resulting from a change in the segment in which such assets are managed. Comparable prior year information has been recast to reflect the updated presentation.
Geographic Information
Due to the highly integrated nature of international financial markets, the Company manages its business based on the profitability of the enterprise as a whole, not by geographic region. The Company’s revenue and total assets are generally allocated based on the country or domicile of the legal entity providing the service.

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)
The following table sets forth the net revenue from, and total assets for, the Company and its consolidated subsidiaries by geographic region allocated on the basis described above. In the table below, Americas principally includes the U.S., EMEA principally includes the U.K. and France, and Asia Pacific principally includes Australia.

	Year Ended December 31,
	2023	2022	2021
Net Revenue:
Americas	$1,193,795	$1,477,774	$1,810,976
EMEA	1,162,052	1,136,636	1,251,058
Asia Pacific	160,381	149,879	161,175
Total	$2,516,228	$2,764,289	$3,223,209
Operating Income:
Americas	$(255,084)	$239,593	$446,731
EMEA	108,058	248,404	295,991
Asia Pacific	36,842	32,804	27,941
Total	$(110,184)	$520,801	$770,663

	December 31,
	2023	2022
Total Assets:
Americas	$2,403,506	$3,067,477
EMEA	1,679,644	2,218,147
Asia Pacific	147,175	176,175
Total	$4,230,325	$5,461,799
23.    CONSOLIDATED VIEs
The Company’s consolidated VIEs as of December 31, 2022 include LGAC (see Note 1) and as of December 31, 2023 and 2022 include certain funds (“LFI Consolidated Funds”) that were established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement. Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds. The assets of LFI Consolidated Funds, except as it relates to $113,174 and $115,666 of LFI held by Lazard Group as of December 31, 2023 and 2022, respectively, can only be used to settle the obligations of LFI Consolidated Funds. The

LAZARD GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(dollars in thousands, unless otherwise noted)
Company’s consolidated VIE assets and liabilities for LFI Consolidated Funds as reflected in the consolidated statements of financial condition consist of the following at December 31, 2023 and 2022.

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$4,627	$3,644
Customers and other receivables	23,277	240
Investments	196,112	186,300
Other assets	683	622
Total assets	$224,699	$190,806
LIABILITIES
Deposits and other customer payables	$23,498	$528
Other liabilities	353	448
Total liabilities	$23,851	$976

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
Item 9B.    Other Information
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
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
Item 14.    Principal Accounting Fees and Services
For the fiscal years ended December 31, 2023 and 2022, fees for services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates were as follows (in thousands of dollars):

Fees	2023	2022
Audit Fees for the audit of the Company's annual financial statements, the audit of the effectiveness of the Company's internal controls over financial reporting and reviews of the financial statements included in the Company's quarterly reports Form 10-Q, including services in connection with statutory and regulatory filings or engagements.	$9,908	$8,870
Audit-Related Fees, including fees for audits of employee benefit plans, computer and control-related attest services, agreed upon procedures, regulatory and compliance reviews, fund audits and other accounting research services.	$1,688	$1,473
Tax Fees for tax advisory and compliance services not related to the audit.	$343	$429
All Other Fees (1)	$153	$265
(1) Includes fees for subscriptions, trainings and data classification services that were provided to the Company by affiliates of Deloitte & Touche LLP that were unrelated to the audit, audit-related and tax services described above.
The Audit Committee of the Board of Directors of Lazard, Inc. (the “Audit Committee”) has adopted a policy regarding pre-approval of audit and non-audit services provided by Deloitte & Touche LLP to the Company and its subsidiaries. The policy provides the guidelines necessary to adhere to Lazard’s commitment to auditor independence and compliance with relevant laws, regulations and guidelines relating to auditor independence. The policy sets forth four categories of permitted services (Audit, Audit-Related, Tax and Other), listing the types of permitted services in each category. All of the permitted services require pre-approval by the Audit Committee. In lieu of Audit Committee pre-approval on an engagement-by-engagement basis, each category of permitted services, with reasonable detail as to the types of services contemplated, is pre-approved as part of the annual budget approval by the Audit Committee. Permitted services not contemplated during the budget process must be presented to the Audit Committee for approval prior to the commencement of the relevant engagement. The Audit Committee chair, or, if he is not available, any other member of the Audit Committee, may grant approval for any such engagement if approval is required prior to the next scheduled meeting of the Audit Committee. All of the fees paid to Deloitte & Touche LLP in 2023 were pre-approved in accordance with these procedures, and there were no services for which the de minimis exception permitted in certain circumstances under SEC rules was utilized.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents filed as part of this Report:
1.Consolidated Financial Statements
The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof and in Part II, Item 8 hereof.
2.Financial Statement Schedule
The financial statement schedule required in the Annual Report on Form 10-K is listed on page F-1 hereof. The required schedule appears on pages F-2 through F-6 hereof. All other schedules have been omitted because they are not applicable, not required or the information required is included in the Company’s consolidated financial statements or notes thereto.
3.Exhibits

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

10.3*
Lazard Ltd 2008 Incentive Compensation Plan (as amended, Lazard, Inc. 2008 Incentive Compensation Plan) (incorporated by reference to Annex B to Lazard Ltd’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 24, 2008).

10.4*
Lazard Ltd 2018 Incentive Compensation Plan (as amended, Lazard, Inc. 2008 Incentive Compensation Plan) (incorporated by reference to Annex B to Lazard Ltd’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 15, 2018).

10.5*
Second Amendment to the Lazard Ltd 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to Lazard, Inc.’s Post-Effective Amendment No. 1 to Registration Statements on Form S-8 (File Nos. 333-154977, 333-193845, 333-217597, 333-224552 and 333-269977) filed on February 2, 2024.

10.6*
First Amendment to the Lazard Ltd 2008 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Lazard, Inc,’s Post-Effective Amendment No. 1 to Registration Statements on Form S-8 (File Nos. 333-154977, 333-193845, 333-217597, 333-224552 and 333-269977) filed on February 2, 2024.

10.7*
Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 31, 2022, by and among the Registrant, Lazard Ltd and Kenneth M. Jacobs (incorporated by reference to Exhibit 10.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on April 6, 2022).

10.8*
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

10.10*
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

10.12*
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

10.14*
Resignation Letter Agreement, dated as of March 31, 2022, by and between Lazard Ltd and Ashish Bhutani (incorporated by reference to Exhibit 10.4 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on April 6, 2022).

10.15*
Letter Agreement, dated as of January 1, 2023, by and between Lazard Asset Management LLC and Ashish Bhutani (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on May 2, 2023).

10.16*
Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 29, 2019, by and among the Registrant, Lazard Ltd and Alexander F. Stern (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 333-126751) filed on April 3, 2019).

10.17*
Resignation Letter Agreement, dated as of March 31, 2022, by and between Lazard Ltd and Alexander F. Stern (incorporated by reference to Exhibit 10.5 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on April 6, 2022).

10.18*
Letter Agreement, dated as of January 1, 2023, by and between Lazard Frères & Co. LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on May 2, 2023).

10.19*
Letter Agreement, dated as of July 23, 2022, by and between the Registrant and Mary Ann Betsch (incorporated by reference to Exhibit 10.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on July 28, 2022).

10.20*
Agreement relating to Retention and Noncompetition and Other Covenants, dated as of August 23, 2023, by and between the Registrant and Mary Ann Betsch (incorporated by reference to Exhibit 10.2 to Lazard Ltd's Current Report on Form 8-K (File No. 001-32492) filed on August 25, 2023).

10.21*
Letter Agreement, dated as of June 29, 2023, by and between Lazard Frères & Co. LLC and Michael Gathy (incorporated by reference to Exhibit 10.20 to the Registrant's Quarterly Report (File No. 333-126751) on Form 10-Q filed on October 27, 2023).

10.22*
Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to Lazard Ltd’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.23*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to Lazard Ltd’s Quarterly Report on Form 10-Q (File No.001-32492) filed on May 11, 2006).

10.24
Second Amended and Restated Credit Agreement, dated as of June 6, 2023, among the Registrant, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on July 31, 2023).

10.25*
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

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a) Certification of Peter R. Orszag.

31.2	Rule 13a-14(a) Certification of Mary Ann Betsch.

32.1	Section 1350 Certification for Peter R. Orszag.

32.2	Section 1350 Certification for Mary Ann Betsch.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

LAZARD GROUP LLC
(parent company only)
CONDENSED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2023 AND 2022
(dollars in thousands)

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$43,924	$142,793
Due from subsidiaries of Lazard Ltd	641,063	509,375
Other receivables, net	1,527	12,658
Investments in subsidiaries, equity method	1,407,434	1,441,091
Other investments	226,610	234,371
Property, net	80,208	85,669
Operating lease right-of-use assets	290,791	295,369
Goodwill and other intangible assets, net	148,796	148,796
Other assets	113,021	74,192
Total assets	$2,953,374	$2,944,314
LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Accrued compensation and benefits	$263,022	$190,837
Due to subsidiaries of Lazard Ltd	477,896	313,080
Operating lease liabilities	354,936	361,396
Senior debt	1,690,200	1,687,714
Other liabilities	31,440	32,918
Total liabilities	2,817,494	2,585,945
Commitments and contingencies
MEMBERS’ EQUITY
Members' equity	410,311	638,956
Accumulated other comprehensive loss, net of tax	(274,431)	(280,587)
Total members’ equity	135,880	358,369
Total liabilities and members' equity	$2,953,374	$2,944,314

See notes to condensed financial statements.

LAZARD GROUP LLC
(parent company only)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
REVENUE
Equity in earnings of subsidiaries	$56,147	$607,764	$827,651
Interest income	2,845	2,999	327
Other	12,668	(20,255)	55,709
Total revenue	71,660	590,508	883,687
Interest expense	83,555	75,978	74,210
Net revenue (loss)	(11,895)	514,530	809,477
OPERATING EXPENSES
Compensation and benefits	135,823	97,797	142,260
Professional services	17,202	7,720	6,457
Other	13,129	1,056	4,505
Total operating expenses	166,154	106,573	153,222
OPERATING INCOME (LOSS)	(178,049)	407,957	656,255
Provision (benefit) for income taxes	(633)	3,775	1,760
NET INCOME (LOSS)	$(177,416)	$404,182	$654,495

See notes to condensed financial statements.

LAZARD GROUP LLC
(parent company only)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
NET INCOME (LOSS)	$(177,416)	$404,182	$654,495
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments:
Currency translation adjustments before reclassification	30,720	(63,779)	(48,401)
Adjustment for items reclassified to earnings	2,413	32	(7,516)
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $(7,657), $(5,437) and $11,912 for the years ended December 31, 2023, 2022 and 2021, respectively)	(24,459)	(11,955)	34,666
Prior service cost (net of tax benefit of $2,567 for the year ended December 31, 2023)	(7,751)	–	–
Adjustments for items reclassified to earnings (net of tax expense of $1,521, $994 and $1,609 for the years ended December 31, 2023, 2022 and 2021, respectively)	5,233	4,152	5,660
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	6,156	(71,550)	(15,591)
COMPREHENSIVE INCOME (LOSS)	$(171,260)	$332,632	$638,904

See notes to condensed financial statements.

LAZARD GROUP LLC
(parent company only)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(177,416)	$404,182	$654,495
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of subsidiaries	(56,147)	(607,764)	(827,651)
Deferred tax provision (benefit)	(608)	443	271
Amortization of deferred expenses and share-based incentive compensation	358,720	341,317	346,981
Depreciation and amortization of property	10,719	12,722	10,775
Noncash lease expense	23,211	23,996	22,603
Impairment of equity method investments and other receivables	19,129	–	–
Distributions received from subsidiaries	173,848	757,968	651,362
Changes in operating assets and liabilities:
Due to/from subsidiaries	30,994	16,806	80,921
Other investments	(123,345)	223,106	(352,359)
Other operating assets and liabilities	24,591	(95,530)	(21,778)
Net cash provided by operating activities	283,696	1,077,246	565,620
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(8,422)	(3,912)	(4,123)
Capital contribution to subsidiaries	(44,420)	(6,257)	(26,168)
Other investing activities	–	(7,500)	–
Net cash used in investing activities	(52,842)	(17,669)	(30,291)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Contributions from members	–	–	14,000
Other financing activities	450	50	–
Payments for:
Distributions to members	(161,984)	(228,045)	(233,234)
Settlement of share-based incentive compensation in satisfaction of tax withholding requirements	(54,528)	(61,916)	(68,012)
Purchase of Lazard Ltd Class A common stock	(102,051)	(691,705)	(406,149)
Other financing activities	(11,610)	(11,012)	(8,429)
Net cash used in financing activities	(329,723)	(992,628)	(701,824)
Net increase (decrease) in cash and cash equivalents	(98,869)	66,949	(166,495)
Cash and cash equivalents, January 1	142,793	75,844	242,339
Cash and cash equivalents, December 31	$43,924	$142,793	$75,844

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
The Parent Company Financial Statements as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023, are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and the disclosures in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable. Actual results could differ materially from these estimates.
The Parent Company Financial Statements include investments in subsidiaries, accounted for under the equity method.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 23, 2024

LAZARD GROUP LLC

By:	/s/ Peter R. Orszag
Peter R. Orszag
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Kenneth M. Jacobs	Executive Chairman and Director	February 23, 2024
Kenneth M. Jacobs

/s/ Peter R. Orszag	Chief Executive Officer and Director	February 23, 2024
Peter R. Orszag	(Principal Executive Officer)

/s/ Mary Ann Betsch	Chief Financial Officer	February 23, 2024
Mary Ann Betsch	(Principal Financial Officer)

/s/ Michael Gathy	Chief Accounting Officer	February 23, 2024
Michael Gathy

/s/ Ann-Kristin Achleitner	Director	February 23, 2024
Ann-Kristin Achleitner

/s/ Andrew M. Alper	Director	February 23, 2024
Andrew M. Alper

/s/ Michelle Jarrard	Director	February 23, 2024
Michelle Jarrard

/s/ Iris Knobloch	Director	February 23, 2024
Iris Knobloch

/s/ Jane L. Mendillo	Director	February 23, 2024
Jane L. Mendillo

/s/ Richard D. Parsons	Director	February 23, 2024
Richard D. Parsons
II-1