Form 10-Q
period 2024-06-30
Lazard Group LLC
filed 2024-07-26
CIK 1326141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If the Registrant is an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 19, 2024, in addition to profit participation interests, there were two managing member interests outstanding.

TABLE OF CONTENTS
When we use the terms “Lazard Group”, “Lazard”, “we”, “us”, “our” and “the Company”, we mean Lazard Group LLC, a Delaware limited liability company, that is the current holding company for the subsidiaries that conduct our businesses. Lazard, Inc., our ultimate parent, completed its conversion on January 1, 2024 (the “Conversion”) from an exempted company incorporated under the laws of Bermuda named Lazard Ltd to a U.S. C-Corporation named Lazard, Inc., a company incorporated under the laws of the state of Delaware, whose common stock (“common stock”) is publicly traded on the New York Stock Exchange under the symbol “LAZ”. Lazard, Inc.’s subsidiaries include Lazard Group and their respective subsidiaries. Lazard, Inc.’s primary operating asset is its indirect ownership as of June 30, 2024 of all of the common membership interests in Lazard Group. Lazard, Inc. controls Lazard Group through two of its indirect wholly-owned subsidiaries that are co-managing members of Lazard Group.
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
i

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)

Page
Condensed Consolidated Statements of Financial Condition as of June 30, 2024 and December 31, 2023	2

Condensed Consolidated Statements of Operations for the three month and six month periods ended June 30, 2024 and 2023	4

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three month and six month periods ended June 30, 2024 and 2023	5

Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2024 and 2023	6

Condensed Consolidated Statements of Changes in Members’ Equity and Redeemable Noncontrolling Interests for the three month and six month periods ended June 30, 2024 and 2023	8

Notes to Condensed Consolidated Financial Statements	12

LAZARD GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2024 AND DECEMBER 31, 2023
(UNAUDITED)
(dollars in thousands)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$841,306	$966,168
Deposits with banks and short-term investments	203,809	219,576
Restricted cash	33,089	34,091
Receivables (net of allowance for credit losses of $29,686 and $28,503 at June 30, 2024 and December 31, 2023, respectively):
Fees	554,596	560,552
Customers and other	170,892	201,767
Lazard, Inc. subsidiaries	84,072	82,451
	809,560	844,770
Investments	687,507	701,964
Property (net of accumulated amortization and depreciation of $424,128 and $414,547 at June 30, 2024 and December 31, 2023, respectively, including $70,002 and $72,921 of property held for sale at June 30, 2024 and December 31, 2023, respectively)	220,663	232,516
Operating lease right-of-use assets	451,707	406,428
Goodwill and other intangible assets (net of accumulated amortization of $67,711 and $67,681 at June 30, 2024 and December 31, 2023, respectively)	373,147	373,604
Deferred tax assets	64,928	52,225
Other assets	445,647	398,983
Total Assets	$4,131,363	$4,230,325
See notes to condensed consolidated financial statements.

LAZARD GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2024 AND DECEMBER 31, 2023
(UNAUDITED)
(dollars in thousands)

	June 30, 2024	December 31, 2023
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND MEMBERS’ EQUITY
Liabilities:
Deposits and other customer payables	$382,115	$443,262
Accrued compensation and benefits	550,189	780,789
Operating lease liabilities	522,864	484,380
Senior debt	1,852,149	1,690,200
Payable to Lazard, Inc. subsidiaries	24,838	19,334
Deferred tax liabilities	3,944	3,857
Other liabilities	530,851	538,363
Total Liabilities	3,866,950	3,960,185
Commitments and contingencies
Redeemable noncontrolling interests	80,931	87,675
MEMBERS’ EQUITY
Members' equity (net of 22,556,892 and 25,300,624 shares of Lazard, Inc. common stock, at a cost of $837,182 and $937,112 at June 30, 2024 and December 31, 2023, respectively)	425,989	410,311
Accumulated other comprehensive loss, net of tax	(290,773)	(274,431)
Total Lazard Group LLC Members’ Equity	135,216	135,880
Noncontrolling interests	48,266	46,585
Total Members’ Equity	183,482	182,465
Total Liabilities, Redeemable Noncontrolling Interests and Members’ Equity	$4,131,363	$4,230,325

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2024 AND 2023
(UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE
Investment banking and other advisory fees	$408,773	$350,108	$861,800	$626,619
Asset management fees	267,914	271,637	544,763	533,116
Interest income	12,520	10,854	23,922	23,113
Other	18,497	29,614	63,278	40,097
Total revenue	707,704	662,213	1,493,763	1,222,945
Interest expense	22,409	18,802	42,531	37,662
Net revenue	685,295	643,411	1,451,232	1,185,283
OPERATING EXPENSES
Compensation and benefits	452,548	569,151	1,003,363	1,016,754
Occupancy and equipment	32,061	32,700	64,660	64,401
Marketing and business development	25,493	28,560	49,091	51,262
Technology and information services	46,404	51,324	91,319	95,324
Professional services	22,521	20,161	41,793	43,550
Fund administration and outsourced services	27,114	28,968	53,254	55,544
Amortization and other acquisition-related costs	68	95	136	143
Other	14,290	17,609	26,125	37,873
Total operating expenses	620,499	748,568	1,329,741	1,364,851
OPERATING INCOME (LOSS)	64,796	(105,157)	121,491	(179,568)
Provision for income taxes	15,398	163,767	31,146	96,779
NET INCOME (LOSS)	49,398	(268,924)	90,345	(276,347)
LESS - NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,144	3,636	6,613	10,609
NET INCOME (LOSS) ATTRIBUTABLE TO LAZARD GROUP LLC	$47,254	$(272,560)	$83,732	$(286,956)

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2024 AND 2023
(UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET INCOME (LOSS)	$49,398	$(268,924)	$90,345	$(276,347)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Currency translation adjustments	(4,414)	2,083	(20,834)	16,652
Employee benefit plans:
Actuarial gain (loss) (net of tax expense (benefit) of $371 and $(479) for the three months ended June 30, 2024 and 2023, respectively, and $659 and $(1,074) for the six months ended June 30, 2024 and 2023, respectively)	789	(2,585)	1,604	(5,386)
Adjustment for items reclassified to earnings (net of tax expense of $455 and $385 for the three months ended June 30, 2024 and 2023, respectively, and $910 and $761 for the six months ended June 30, 2024 and 2023, respectively)	1,485	1,176	2,887	2,336
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(2,140)	674	(16,343)	13,602
COMPREHENSIVE INCOME (LOSS)	47,258	(268,250)	74,002	(262,745)
LESS - COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,143	3,637	6,612	10,610
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO LAZARD GROUP LLC	$45,115	$(271,887)	$67,390	$(273,355)

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2024 AND 2023
(UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$90,345	$(276,347)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property	18,319	21,657
Noncash lease expense	32,668	32,422
Amortization of deferred expenses and share-based incentive compensation	257,307	249,234
Amortization and other acquisition-related costs	136	143
Deferred tax benefit	(9,448)	(6,107)
Impairment of equity method investments and other receivables	–	22,981
Impairment of assets associated with cost-saving initiatives	–	7,490
Loss on LGAC liquidation	–	17,929
(Increase) decrease in operating assets and increase (decrease) in operating liabilities:
Receivables-net	27,670	(21,513)
Investments	90,016	(112,661)
Other assets	(104,910)	(6,531)
Accrued compensation and benefits and other liabilities	(313,704)	(136,678)
Net cash provided by (used in) operating activities	88,399	(207,981)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property	(13,061)	(11,990)
Disposals of property	1,928	100
Purchase of investments	(98,350)	–
Acquisition of business, net of cash acquired	–	(10,516)
Other investing activities	(723)	–
Net cash used in investing activities	(110,206)	(22,406)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for) customer deposits, net	10,840	(349,479)
Proceeds from:
Issuance of senior debt, net of expenses	396,010	–
Contributions from noncontrolling interests	132	130
Other financing activities	100	50
Payments for:
Extinguishment of senior debt	(233,073)	–
Distributions to noncontrolling interests	(1,985)	(4,061)
Distribution to redeemable noncontrolling interests in connection with LGAC redemption	–	(585,891)
Purchase of common stock	(40,816)	(99,097)
Distributions to members	(122,079)	(73,684)
Settlement of share-based incentive compensation in satisfaction of tax withholding requirements	(61,593)	(48,708)
LFI Consolidated Funds redemptions	(35,141)	(31,789)
Other financing activities	(9,055)	(7,209)
Net cash used in financing activities	(96,660)	(1,199,738)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(23,164)	17,410
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(141,631)	(1,412,715)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH— January 1	1,219,835	2,585,100
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—June 30	$1,078,204	$1,172,385
See notes to condensed consolidated financial statements.

RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH WITHIN THE CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$841,306	$966,168
Deposits with banks and short-term investments	203,809	219,576
Restricted cash	33,089	34,091
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$1,078,204	$1,219,835

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2024
(UNAUDITED)
(dollars in thousands)

	Members' Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity	Redeemable Noncontrolling Interests

Balance - April 1, 2024 (*)	$391,342	$(288,634)	$102,708	$47,399	$150,107	$88,475
Comprehensive income (loss):
Net income	47,254		47,254	1,683	48,937	461
Other comprehensive loss - net of tax		(2,139)	(2,139)	(1)	(2,140)
Amortization of share-based incentive compensation	89,347		89,347		89,347
Distributions to members and noncontrolling interests, net	(78,364)		(78,364)	(815)	(79,179)
Purchase of common stock	(18,811)		(18,811)		(18,811)
Delivery of common stock in connection with share-based incentive compensation and related tax expense of $5	(5,965)		(5,965)		(5,965)
Contribution from members	1,606		1,606		1,606
Acquisition of Lazard, Inc. subsidiary	1,979		1,979		1,979
LFI Consolidated Funds						(8,005)
Dividend-equivalents	(2,306)		(2,306)		(2,306)
Other	(93)		(93)		(93)
Balance - June 30, 2024 (*)	$425,989	$(290,773)	$135,216	$48,266	$183,482	$80,931
_________________
(*) At April 1, 2024 and June 30, 2024, in addition to profit participation interests, there were two managing member interests.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2024
(UNAUDITED)
(dollars in thousands)

	Members' Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity	Redeemable Noncontrolling Interests

Balance - January 1, 2024 (*)	$410,311	$(274,431)	$135,880	$46,585	$182,465	$87,675
Comprehensive income (loss):
Net income	83,732		83,732	3,535	87,267	3,078
Other comprehensive loss - net of tax		(16,342)	(16,342)	(1)	(16,343)
Amortization of share-based incentive compensation	159,545		159,545		159,545
Distributions to members and noncontrolling interests, net	(122,079)		(122,079)	(1,853)	(123,932)
Purchase of common stock	(40,816)		(40,816)		(40,816)
Delivery of common stock in connection with share-based incentive compensation and related tax expense of $35	(61,628)		(61,628)		(61,628)
Contribution from members	1,606		1,606		1,606
Acquisition of Lazard, Inc. subsidiary	1,979		1,979		1,979
Business acquisitions and related equity transactions:
Common stock issuable	1,235		1,235		1,235
LFI Consolidated Funds						(9,822)
Dividend-equivalents	(7,833)		(7,833)		(7,833)
Other	(63)	–	(63)		(63)
Balance - June 30, 2024 (*)	$425,989	$(290,773)	$135,216	$48,266	$183,482	$80,931
_________________
(*) At January 1, 2024 and June 30, 2024, in addition to profit participation interests, there were two managing member interests.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2023
(UNAUDITED)
(dollars in thousands)

	Members' Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity	Redeemable Noncontrolling Interests

Balance - April 1, 2023 (*)	$540,926	$(267,659)	$273,267	$43,292	$316,559	$89,472
Comprehensive income (loss):
Net income (loss)	(272,560)		(272,560)	1,033	(271,527)	2,603
Other comprehensive income - net of tax		673	673	1	674
Amortization of share-based incentive compensation	80,734		80,734		80,734
Distributions to members and noncontrolling interests, net	(40,000)		(40,000)	(1,889)	(41,889)
Purchase of common stock	(172)		(172)		(172)
Delivery of common stock in connection with share-based incentive compensation and related tax benefit of $5	(3,538)		(3,538)		(3,538)
LFI Consolidated Funds				–	–	(8,492)
Dividend-equivalents	(2,094)		(2,094)		(2,094)
Other	(730)		(730)	–	(730)
Balance - June 30, 2023 (*)	$302,566	$(266,986)	$35,580	$42,437	$78,017	$83,583
_________________
(*) At April 1, 2023 and June 30, 2023, in addition to profit participation interests, there were two managing member interests.

See notes to condensed consolidated financial statements.

LAZARD GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2023
(UNAUDITED)
(dollars in thousands)

	Members' Equity	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Lazard Group Members’ Equity	Noncontrolling Interests	Total Members’ Equity	Redeemable Noncontrolling Interests

Balance - January 1, 2023	$638,956	$(280,587)	$358,369	$108,144	$466,513	$583,471
Comprehensive income (loss):
Net income (loss)	(286,956)		(286,956)	1,809	(285,147)	8,800
Other comprehensive income - net of tax		13,601	13,601	1	13,602
Amortization of share-based incentive compensation	151,268		151,268		151,268
Distributions to members and noncontrolling interests, net	(73,684)		(73,684)	(3,931)	(77,615)
Purchase of common stock	(99,097)		(99,097)		(99,097)
Delivery of common stock in connection with share-based incentive compensation and related tax benefit of $3	(48,705)		(48,705)		(48,705)
Business acquisitions and related equity transactions:
Common stock issuable	1,775		1,775		1,775
LFI Consolidated Funds				(74,164)	(74,164)	76,614
Change in redemption value of redeemable noncontrolling interests	(412)		(412)	(177)	(589)	589
LGAC liquidation:
Distribution to redeemable noncontrolling interests						(585,891)
Reversal to net loss of amounts previously charged to members' equity and noncontrolling interests	13,195		13,195	4,734	17,929
Reversal of deferred offering cost liability	14,087		14,087	6,038	20,125
Dividend-equivalents	(7,181)		(7,181)		(7,181)
Other	(680)	–	(680)	(17)	(697)
Balance - June 30, 2023 (*)	$302,566	$(266,986)	$35,580	$42,437	$78,017	$83,583
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
Lazard, Inc. indirectly held 100% of all outstanding common membership interests of Lazard Group as of June 30, 2024 and December 31, 2023. Lazard, Inc., through its control of the managing members of Lazard Group, controls Lazard Group.
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
The condensed consolidated results of operations for the three month and six month periods ended June 30, 2024 are not indicative of the results to be expected for any future interim or annual period.
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
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
3.    REVENUE RECOGNITION
The Company disaggregates revenue based on its business segment results and believes that the following information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Revenue:
Financial Advisory (a)	$411,307	$352,480	$865,401	$629,157

Asset Management:
Management fees and other (b)	$281,892	$282,335	$568,432	$560,933
Incentive fees (c)	3,595	5,978	12,531	11,424
Total Asset Management	$285,487	$288,313	$580,963	$572,357
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

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
At June 30, 2024, the Company had deferred revenue of $135,286 included in “other liabilities” on the condensed consolidated statements of financial condition. During the three month and six month periods ended June 30, 2024, the Company recognized $4,892 and $10,568 in revenue, respectively, that was included in the deferred revenue balance as of December 31, 2023 of $140,417.
4.    RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES
The Company’s receivables represent fee receivables, amounts due from customers and other receivables and amounts due from Lazard, Inc. subsidiaries. Where applicable, receivables are stated net of an estimated allowance for credit losses determined in accordance with the current expected credit losses (“CECL”) model.
Of the Company’s fee receivables at June 30, 2024 and December 31, 2023, $123,124 and $113,929, respectively, represented financing receivables for our Private Capital Advisory fees.
At June 30, 2024 and December 31, 2023, customers and other receivables included $91,704 and $86,412, respectively, of customer loans provided by LFB to high net worth individuals and families, which are fully collateralized and monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans as of both June 30, 2024 and December 31, 2023.
The aggregate carrying amount of other fees and customers and other receivables and amounts due from Lazard, Inc. subsidiaries was $594,732 and $644,429 at June 30, 2024 and December 31, 2023, respectively.
Activity in the allowance for credit losses for the three month and six month periods ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning Balance	$30,086	$24,928	$28,503	$17,737
Provision for credit losses, net of reversals	(75)	3,195	4,923	11,020
Charge-offs	(260)	(1,044)	(3,483)	(1,886)
Foreign currency translation and other adjustments	(65)	16	(257)	224
Ending Balance	$29,686	$27,095	$29,686	$27,095
The provision for credit losses, net of reversals represents the current period provision of expected credit losses and is included in “operating expenses-other” on the condensed consolidated statements of operations.
The allowance for credit losses is substantially all related to Financial Advisory fee receivables and other receivables.

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
5.    INVESTMENTS
The Company’s investments consist of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Debt	$99,254	$4,285
Equity	54,442	54,717
Funds:
Alternative investments (a)	57,679	61,680
Debt (a)	145,151	191,325
Equity (a)	282,782	343,139
Private equity	48,199	46,818
Total funds	533,811	642,962
Investments, at fair value	$687,507	$701,964
___________________________________

(a)Interests in alternative investment funds, debt funds and equity funds include investments, including those held by LFI Consolidated Funds (see Note 20), with fair values of $22,807, $128,916 and $225,225, respectively, at June 30, 2024 and $27,454, $175,449 and $284,099, respectively, at December 31, 2023, held in order to satisfy the Company’s obligation upon vesting of previously granted Lazard Fund Interests (“LFI”) and other similar deferred compensation arrangements. LFI represent grants by the Company to eligible employees of interests in a number of Lazard-managed funds, subject to service-based vesting conditions (see Notes 7 and 13).

Debt securities primarily consists of U.S. Treasury securities with remaining maturities at time of purchase of greater than three months and less than one year and investments in government securities held within separately managed accounts in order to seed strategies in our Asset Management business.
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
Debt funds primarily consist of investments in debt securities in order to seed strategies in our Asset Management business and amounts related to LFI discussed above.
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

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
During the three month and six month periods ended June 30, 2024 and 2023, the Company reported in “revenue-other” on its condensed consolidated statements of operations net unrealized investment gains and losses pertaining to equity securities and trading debt securities still held as of the reporting date as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net unrealized investment gains (losses)	$(10,248)	$13,643	$753	$38,430
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
The fair value of debt securities, including instruments reported as either cash and cash equivalents, deposits with banks and short-term investments, or investments, is classified as Level 1 when the fair values are based on unadjusted quoted prices in active markets, or Level 2 when based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
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
The following tables present, as of June 30, 2024 and December 31, 2023, the classification of (i) investments and certain other assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy and (ii) investments measured at NAV or its equivalent as a practical expedient:

	June 30, 2024
	Level 1	Level 2	Level 3	NAV	Total
Assets:
Cash and cash equivalents (a)	$69,495	$–	$–	$–	$69,495
Deposits with banks and short-term investments (a)	24,488	–	–	–	24,488
Investments:
Debt (a)	98,350	904	–	–	99,254
Equity	53,831	–	611	–	54,442
Funds:
Alternative investments	10,540	–	–	47,139	57,679
Debt	130,409	14,739	–	3	145,151
Equity	282,733	–	–	49	282,782
Private equity	–	–	264	47,935	48,199
Derivatives	–	4,879	–	–	4,879
Total	$669,846	$20,522	$875	$95,126	$786,369
Liabilities:
Securities sold, not yet purchased	$5,235	$–	$–	$–	$5,235
Contingent consideration liability	–	–	4,389	–	4,389
Derivatives	–	274,033	–	–	274,033
Total	$5,235	$274,033	$4,389	$–	$283,657
__________________________________

(a)Level 1 represents U.S. Treasury securities.

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
The following tables provide a summary of changes in fair value of the Company’s Level 3 assets and liabilities for the three month and six month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equity	$475	$37	$109	$–	$(10)	$611
Private equity funds	267	–	–	–	(3)	264
Total Level 3 assets	$742	$37	$109	$–	$(13)	$875

Liabilities:
Contingent consideration liability	$4,336	$53	$–	$–	$–	$4,389
Total Level 3 liabilities	$4,336	$53	$–	$–	$–	$4,389

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)

	Six Months Ended June 30, 2024
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Issuances	Sales/ Settlements	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equity	$493	$37	$109	$–	$(28)	$611
Private equity funds	273	–	–	–	(9)	264
Total Level 3 assets	$766	$37	$109	$–	$(37)	$875

Liabilities:
Contingent consideration liability (b)	$6,583	$106	$–	$(2,300)	$–	$4,389
Total Level 3 liabilities	$6,583	$106	$–	$(2,300)	$–	$4,389

	Three Months Ended June 30, 2023
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/ Issuances	Sales/ Settlements/ Transfers (c)	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equity	$634	$13	$–	$–	$(5)	$642
Private equity funds	19,139	–	–	(18,508)	(363)	268
Total Level 3 assets	$19,773	$13	$–	$(18,508)	$(368)	$910

Liabilities:
Contingent consideration liability	$6,342	$80	$–	$–	$–	$6,422
Total Level 3 liabilities	$6,342	$80	$–	$–	$–	$6,422

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)

	Six Months Ended June 30, 2023
	Beginning Balance	Net Unrealized/ Realized Gains/Losses Included In Earnings (a)	Purchases/Acquisitions/ Issuances	Sales/ Settlements/ Transfers (c)	Foreign Currency Translation Adjustments	Ending Balance
Assets:
Investments:
Equities	$646	$14	$–	$–	$(18)	$642
Private equity funds	18,772	–	–	(18,508)	4	268
Total Level 3 assets	$19,418	$14	$–	$(18,508)	$(14)	$910

Liabilities:
Contingent consideration liability (b)	$–	$113	$7,754	$(1,445)	$–	$6,422
Total Level 3 liabilities	$–	$113	$7,754	$(1,445)	$–	$6,422
__________________________________

(a)Earnings recorded in “other revenue” for investments in Level 3 assets for the three month and six month periods ended June 30, 2024 and 2023 include net unrealized gains of $37, $37, $13 and $14, respectively. Unrealized losses of $53, $106, $80 and $113 were recorded in “amortization and other acquisition-related costs” for the contingent consideration liability for the three month and six month periods ended June 30, 2024 and 2023, respectively.
(b)For the six month period ended June 30, 2023, acquisitions represent the initial recognition of the contingent consideration liability (noncash transaction). Settlements for the six month periods ended June 30, 2024 and 2023 represent aggregate cash and noncash settlement of contingent consideration after the acquisition date.
(c)Transfers out of Level 3 private equity funds in the three month and six month periods ended June 30, 2023 reflect investments valued at NAV as of June 30, 2023 that were previously valued based on the acquisition price.
There were no other transfers into or out of Level 3 within the fair value hierarchy during the three month and six month periods ended June 30, 2024 and 2023.
The following tables present, at June 30, 2024 and December 31, 2023, certain investments that are valued using NAV or its equivalent as a practical expedient in determining fair value:

	June 30, 2024
						Investments Redeemable
	NAV	Unfunded Commitments		% of NAV Not Redeemable		Redemption Frequency	Redemption Notice Period
Alternative investment funds:
Hedge funds	$46,468	$–		NA		(a)	30-60 days
Other	671	–		NA		(b)	<30-30 days
Debt funds	3	–		NA		(c)	<30 days
Equity funds	49	–		NA		(d)	<30-60 days
Private equity funds:
Equity growth	47,935	5,487	(e)	100%	(f)	NA	NA
Total	$95,126	$5,487
___________________________________

(a)monthly (74%) and quarterly (26%)
(b)daily (4%) and monthly (96%)

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
(c)daily (100%)
(d)monthly (32%) and annually (68%)
(e)Unfunded commitments to private equity investments consolidated but not owned by Lazard of $9,352 are excluded. Such commitments are required to be funded by capital contributions from noncontrolling interest holders.
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
7.    DERIVATIVES
The tables below present the fair value of the Company’s derivative instruments reported within “other assets” and “other liabilities” and the fair value of the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements reported within “accrued compensation and benefits” (see Note 13) on the accompanying condensed consolidated statements of financial condition as of June 30, 2024 and December 31, 2023. Notional amounts provide an indication of the volume of the Company's derivative activity.
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

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)

	June 30, 2024
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$4,955	$294,029	$1,739	$147,889
Total return swaps and other	132	13,994	11,081	122,971
LFI and other similar deferred compensation arrangements	–	–	270,217	259,074
Total gross derivatives	5,087	$308,023	283,037	$529,934
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(77)		(77)
Total return swaps and other	(131)		(8,927)
Net derivatives in "other assets" and "other liabilities"	4,879		274,033
Amounts not netted on the statement of financial condition (a):
Cash collateral	–		(546)
Securities collateral	–		–
	$4,879		$273,487

	December 31, 2023
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Forward foreign currency exchange rate contracts	$3,400	$283,635	$1,847	$170,704
Total return swaps and other	133	4,478	12,290	117,139
LFI and other similar deferred compensation arrangements	–	–	365,420	352,891
Total gross derivatives	3,533	$288,113	379,557	$640,734
Counterparty and cash collateral netting:
Forward foreign currency exchange rate contracts	(604)		(603)
Total return swaps and other	(140)		(10,281)
Net derivatives in "other assets" and "other liabilities"	2,789		368,673
Amounts not netted on the statement of financial condition (a):
Cash collateral	–		(243)
Securities collateral	–		–
	$2,789		$368,430
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

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
Net gains (losses) with respect to derivative instruments (included in “revenue-other”) and the Company’s derivative liabilities relating to its obligations pertaining to LFI and other similar deferred compensation arrangements (included in “compensation and benefits” expense) as reflected on the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Forward foreign currency exchange rate contracts	$1,894	$(797)	$3,225	$(700)
LFI and other similar deferred compensation arrangements	1,201	(9,675)	(8,172)	(26,128)
LGAC Warrants	–	–	–	115
Total return swaps and other	421	(5,020)	(5,943)	(11,430)
Total	$3,516	$(15,492)	$(10,890)	$(38,143)
8.    PROPERTY, NET
At June 30, 2024 and December 31, 2023, property consisted of the following:

	Estimated Depreciable Life in Years	June 30, 2024	December 31, 2023
Buildings (a)	33	$165,496	$170,830
Leasehold improvements (a)	3-20	233,598	233,732
Furniture and equipment	3-10	163,289	162,075
Computer software	3-5	68,474	68,638
Construction in progress		13,934	11,788
Total		644,791	647,063
Less - Accumulated depreciation and amortization (a)		424,128	414,547
Property, net		$220,663	$232,516
________________________
(a)The Company classified assets relating to an owned office building as held for sale as of June 30, 2024 and December 31, 2023, the carrying amount of which was $70,002 and $72,921 (net of accumulated depreciation), respectively. The property held for sale is reported within the Corporate segment. Effective January 1, 2024, depreciation expense is no longer being recorded on this asset. In addition, a $6,550 receivable (included in “other assets”) related to operating lease income on the owned office building is classified as held for sale as of June 30, 2024 and December 31, 2023. On July 22, 2024, the Company completed the sale of the owned office building, including rights to the operating lease income, for gross proceeds of approximately $193,000 which resulted in a net pre-tax gain of approximately $95,000, which will be recognized in the three month and nine month periods ending September 30, 2024.
Effective June 30, 2024, in the table above, computer software is being reported separately. Computer software was previously included as a component of furniture and equipment. Prior year information has been recast to reflect the updated presentation.

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
9.    GOODWILL AND OTHER INTANGIBLE ASSETS
The components of goodwill and other intangible assets at June 30, 2024 and December 31, 2023 are presented below:

	June 30, 2024	December 31, 2023
Goodwill	$373,147	$373,574
Other intangible assets (net of accumulated amortization)	–	30
	$373,147	$373,604
Changes in the carrying amount of goodwill for the six month periods ended June 30, 2024 and 2023 are as follows:

	Six Months Ended June 30,
	2024			2023
	Financial Advisory	Asset Management	Total	Financial Advisory	Asset Management	Total
Balance, January 1	$292,304	$81,270	$373,574	$291,828	$64,541	$356,369
Acquisition of business	–	–	–	–	16,706	16,706
Foreign currency translation adjustments	(427)	–	(427)	248	–	248
Balance, June 30	$291,877	$81,270	$373,147	$292,076	$81,247	$373,323
10.    SENIOR DEBT
Senior debt is comprised of the following as of June 30, 2024 and December 31, 2023:

				Outstanding as of
				June 30, 2024			December 31, 2023
	Initial Principal Amount	Maturity Date	Annual Interest Rate(b)	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
Lazard Group 2025 Senior Notes (a)	$400,000	2/13/25	3.75%	$164,347	$121	$164,226	$400,000	$531	$399,469
Lazard Group 2027 Senior Notes	300,000	3/1/27	3.625%	300,000	1,040	298,960	300,000	1,235	298,765
Lazard Group 2028 Senior Notes	500,000	9/19/28	4.50%	500,000	3,586	496,414	500,000	4,012	495,988
Lazard Group 2029 Senior Notes	500,000	3/11/29	4.375%	500,000	3,635	496,365	500,000	4,022	495,978
Lazard Group 2031 Senior Notes (a)	400,000	3/15/31	6.00%	400,000	3,816	396,184	–	–	–
Total				$1,864,347	$12,198	$1,852,149	$1,700,000	$9,800	$1,690,200
__________________________

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
(b)The effective interest rates of the 2025 Notes, the 2027 Notes, the 2028 Notes, the 2029 Notes and the 2031 Notes are 3.78%, 3.76%, 4.67%, 4.53% and 6.14%, respectively.
The Company’s senior debt is unsecured and is carried at its principal amount outstanding, net of unamortized debt costs. At June 30, 2024 and December 31, 2023, the fair value of such senior debt was approximately $1,823,000 and $1,652,000, respectively. The fair value of the Company’s senior debt is based on market quotations. The Company’s senior debt would be categorized within Level 2 of the hierarchy of fair value measurements if carried at fair value.
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
As of June 30, 2024, the Company had approximately $209,100 in unused lines of credit available to it, including the credit facility provided under the Second Amended and Restated Credit Agreement.
The Second Amended and Restated Credit Agreement and the indenture and the supplemental indentures relating to Lazard Group’s senior notes contain certain covenants, events of default and other customary provisions, including a customary make-whole provision in the event of early redemption, where applicable.
11.    COMMITMENTS AND CONTINGENCIES
Leases
In June 2024, the Company commenced a non-cancelable office lease with a lease term of approximately 15 years. Such lease has increased operating lease right-of-use assets and operating lease liabilities on the condensed consolidated statements of financial condition by $76,539 and $71,977, respectively, as of June 30, 2024, the initial recognition being a noncash transaction.
In July 2024, the Company signed a lease agreement for additional office facilities, with lease commencement anticipated in 2027. The lease term is 10 years and has undiscounted future lease payments of approximately $110,000.
Other Commitments
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
During the six month periods ended June 30, 2024 and 2023, Lazard Group distributed $122,079 and $73,684, respectively, to the subsidiaries of Lazard, Inc.
In addition, in March 2023, Lazard Group distributed 1,521,620 shares of common stock to one of its managing members, which is a subsidiary of Lazard, Inc., in a non-cash transaction, in connection with the settlement of profits interest participation rights during the six month period ended June 30, 2023 (see Note 13). There was no impact on total members’ equity resulting from such distributions.
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
The Company’s purchases under the share repurchase program over time are used to offset dilution from the shares that have been or will be issued under Lazard, Inc.’s 2018 Incentive Compensation Plan, as amended (the “2018 Plan”). Pursuant to the share repurchase program, purchases have been made in the open market or through privately negotiated transactions. The rate at which the Company purchases shares in connection with the share repurchase program may vary from period to period due to a variety of factors. Purchases with respect to such program are set forth in the table below:

Six Months Ended June 30:	Number of Shares Purchased	Average Price Per Share
2023	2,697,627	$36.73
2024	1,055,913	$38.66
During the six month periods ended June 30, 2024 and 2023, certain of our executive officers received common stock in connection with the vesting or settlement of previously-granted deferred equity incentive awards. The vesting or settlement of such equity awards gave rise to a tax payable by the executive officers, and, consistent with our past practice, the Company purchased shares of common stock from certain of our executive officers equal in value to all or a portion of the estimated amount of such tax. The aggregate value of all such purchases during the six month periods ended June 30, 2024 and 2023 was approximately $11,200 and $11,100, respectively. Such shares of common stock are reported at cost.
As of June 30, 2024, a total of $159,278 of share repurchase authorization remaining available under Lazard, Inc.’s share repurchase program will expire on December 31, 2024.

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
In addition, on July 24, 2024, the Board of Directors authorized the repurchase of up to $200,000 of additional shares of common stock, which authorization will expire on December 31, 2026, bringing the total share repurchase authorization as of July 24, 2024 to approximately $360,000.
During the six month period ended June 30, 2024, Lazard, Inc. had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.
Accumulated Other Comprehensive Income (Loss) (“AOCI”), Net of Tax—The tables below reflect the balances of each component of AOCI at June 30, 2024 and 2023 and activity during the three month and six month periods then ended:

	Three Months Ended June 30, 2024
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance - April 1, 2024	$(123,389)	$(165,243)	$(288,632)	$2	$(288,634)
Activity:
Other comprehensive income (loss) before reclassifications	(4,414)	789	(3,625)	(1)	(3,624)
Adjustments for items reclassified to earnings, net of tax	–	1,485	1,485	–	1,485
Net other comprehensive income (loss)	(4,414)	2,274	(2,140)	(1)	(2,139)
Balance, June 30, 2024	$(127,803)	$(162,969)	$(290,772)	$1	$(290,773)

	Six Months Ended June 30, 2024
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance - January 1, 2024	$(106,969)	$(167,460)	$(274,429)	$2	$(274,431)
Activity:
Other comprehensive income (loss) before reclassifications	(20,834)	1,604	(19,230)	(1)	(19,229)
Adjustments for items reclassified to earnings, net of tax	–	2,887	2,887	–	2,887
Net other comprehensive income (loss)	(20,834)	4,491	(16,343)	(1)	(16,342)
Balance, June 30, 2024	$(127,803)	$(162,969)	$(290,772)	$1	$(290,773)

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)

	Three Months Ended June 30, 2023
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance - April 1, 2023	$(125,533)	$(142,124)	$(267,657)	$2	$(267,659)
Activity:
Other comprehensive income (loss) before reclassifications	2,083	(2,585)	(502)	1	(503)
Adjustments for items reclassified to earnings, net of tax	–	1,176	1,176	–	1,176
Net other comprehensive income (loss)	2,083	(1,409)	674	1	673
Balance, June 30, 2023	$(123,450)	$(143,533)	$(266,983)	$3	$(266,986)

	Six Months Ended June 30, 2023
	Currency Translation Adjustments	Employee Benefit Plans	Total AOCI	Amount Attributable to Noncontrolling Interests	Total Lazard Group AOCI
Balance - January 1, 2023	$(140,102)	$(140,483)	$(280,585)	$2	$(280,587)
Activity:
Other comprehensive income (loss) before reclassifications	16,652	(5,386)	11,266	1	11,265
Adjustments for items reclassified to earnings, net of tax	–	2,336	2,336	–	2,336
Net other comprehensive income (loss)	16,652	(3,050)	13,602	1	13,601
Balance, June 30, 2023	$(123,450)	$(143,533)	$(266,983)	$3	$(266,986)
The table below reflects adjustments for items reclassified out of AOCI, by component, for the three month and six month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Employee benefit plans:
Amortization relating to employee benefit plans (a)	$1,940	$1,561	$3,797	$3,097
Less - related income taxes	455	385	910	761
Total reclassifications, net of tax	$1,485	$1,176	$2,887	$2,336
__________________________

(a)Included in the computation of net periodic benefit cost (see Note 14). Such amounts are included in “operating expenses–other” on the condensed consolidated statements of operations.
Noncontrolling Interests—Noncontrolling interests principally represent (i) interests held in Edgewater’s management vehicles that the Company is deemed to control, but does not own and (ii) LGAC interests (see Note 20).
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
13.    INCENTIVE PLANS
Share-Based Incentive Plan Awards
Total shares available for issuance under incentive compensation plans are primarily from the 2018 Plan, which became effective on April 24, 2018 and was amended on May 9, 2024 to increase the aggregate number of shares authorized for issuance by 20,000,000 shares. The aggregate number of shares authorized for issuance under the 2018 Plan is 70,000,000. Such shares may be issued pursuant to the grant or exercise of stock options; stock appreciation rights; restricted stock units, restricted stock awards, and deferred stock units (collectively “RSUs”); performance-based restricted stock units (“PRSUs”); profits interest participation rights (“PIPRs”); and other share-based awards.
Expense
The following reflects the expense with respect to share-based incentive plans, which is primarily recorded within “compensation and benefits” expense in the Company’s accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Share-based incentive awards:
RSUs	$66,585	$61,267	$127,646	$111,859
PRSUs	314	562	719	1,351
PIPRs	21,614	18,200	30,287	37,262
Total	$88,513	$80,029	$158,652	$150,472
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
RSUs and PRSUs
RSUs generally require future service as a condition for vesting (unless the recipient is then eligible for retirement under the Company’s retirement policy or is a non-executive member of the Board of Directors) and convert into shares of common stock on a one-for-one basis after the stipulated vesting periods. The grant date fair value of the RSUs, net of an estimated forfeiture rate, is expensed over the requisite service periods (generally, one-third after two years and the remaining two-thirds after the third year), and is adjusted for actual forfeitures over such period.
RSUs generally include a dividend participation right during the applicable vesting period, which is payable in additional units. During the six month period ended June 30, 2024, dividend participation rights required the issuance of an aggregate 443,272 units of RSUs.

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
In connection with RSUs and PRSUs that settled during the six month period ended June 30, 2024, the Company satisfied its minimum statutory tax withholding requirements in lieu of delivering 1,561,290 and 29,690 shares, respectively, of common stock during such six month period. Accordingly, 2,169,708 and 33,479 shares, respectively, of common stock held by the Company were delivered during the six month period ended June 30, 2024.
PRSUs are a type of RSU that is incrementally subject to performance-based and service-based vesting conditions and a market-based condition. The number of shares of common stock that a recipient receives upon vesting of a PRSU is calculated by reference to certain performance-based and market-based metrics that relate to Lazard, Inc.’s performance over a three-year period. The target number of shares of common stock subject to each PRSU is one; however, based on the achievement of both the performance-based and market-based conditions, the number of shares of common stock that may be received will range from zero to 2.4 times the target number. PRSUs vest on a single date approximately three years following the date of the grant, provided the applicable service and performance conditions are satisfied. PRSUs include dividend participation rights that are subject to the same vesting restrictions (including performance conditions) as the underlying PRSUs to which they relate and are settled in cash at the same rate that dividends are paid on common stock. Compensation expense recognized for PRSU awards is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value.
The following is a summary of activity relating to RSUs and PRSUs during the six month period ended June 30, 2024:

	RSUs		PRSUs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2024	12,633,027	$36.16	125,465	$41.07
Granted (including 443,272 RSUs relating to dividend participation)	8,351,633	$38.70	–	$–
Forfeited	(718,942)	$36.22	–	$–
Settled	(3,730,998)	$38.64	(63,169)	$46.63
Balance, June 30, 2024	16,534,720	$36.88	62,296	$35.44
The weighted-average grant date fair value of RSUs granted in the six month period ended June 30, 2023 was $36.78.
As of June 30, 2024, the total estimated unrecognized compensation expense related to RSUs and PRSUs was $292,538 and $390, respectively. The Company expects to expense such amounts over weighted-average periods of approximately 1.0 and 0.2 years, respectively, subsequent to June 30, 2024.
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
All PIPR awards are subject to service-based vesting conditions. In addition to PIPR awards with only service based vesting conditions (“Ordinary PIPRs”) granted to certain of our executive officers and a limited number of employees, the Company has granted the following types of PIPRs to certain of our executive officers, that are subject to additional vesting and market-based conditions:
•Performance PIPRs (“P-PIPRs”), which are subject to service-based and performance-based vesting conditions and incremental market-based conditions.
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

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
The following is a summary of activity relating to all PIPRs during the six month period ended June 30, 2024:

	Ordinary PIPRs (a)		P-PIPRs		SP-PIPRs
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance, January 1, 2024	2,640,769	$36.19	1,958,829	$41.12	2,250,000	$15.06
Granted	1,368,964	$38.26	–	$–	–	$–
Forfeited	(61,878)	$35.85	–	$–	–	$–
Settled	(601,433)	$43.23	(995,169)	$46.63	–	$–
Balance, June 30, 2024	3,346,422	$35.78	963,660	$35.44	2,250,000	$15.06
__________________________

(a)Includes PIPR awards with only service-based vesting conditions.

Fair values shown above represent the weighted average as of grant date. The weighted-average grant date fair value of ordinary PIPRs granted in the six month periods ended June 30, 2023 was $35.94.

Compensation expense recognized for ordinary PIPRs and P-PIPRs is determined by multiplying the number of shares of common stock underlying such awards that, based on the Company’s estimate, are considered probable of vesting, by the grant date fair value. Compensation expense recognized for SP-PIPRs is determined by multiplying the number of shares of common stock underlying such awards by the grant date fair value. As of June 30, 2024, the total estimated unrecognized compensation expense of all profits interest participation rights was $76,635 and the Company expects to expense such amount over a weighted-average period of approximately 1.4 years subsequent to June 30, 2024.
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

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
The following is a summary of activity relating to LFI and other similar deferred compensation arrangements during the six month period ended June 30, 2024:

	Prepaid Compensation Asset	Compensation Liability
Balance, January 1, 2024	$115,972	$365,420
Granted	40,227	40,227
Settled	–	(137,682)
Amortization and the impact of forfeitures	(62,348)	(4,243)
Change in fair value of underlying investments	–	8,172
Other	(77)	(1,677)
Balance, June 30, 2024	$93,774	$270,217
The amortization of the prepaid compensation asset will generally be recognized over a weighted average period of approximately 0.8 years subsequent to June 30, 2024.
The following is a summary of the impact of LFI and other similar deferred compensation arrangements on “compensation and benefits” expense within the accompanying condensed consolidated statements of operations for the three month and six month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization and the impact of forfeitures	$22,406	$57,558	$58,105	$92,086
Change in the fair value of underlying investments	(1,201)	9,675	8,172	26,128
Total	$21,205	$67,233	$66,277	$118,214
Cash Retention Awards
In the first half of 2024, the Company granted and paid approximately $94,000 of cash retention awards that are subject to repayment in full in connection with a termination of employment for cause or resignation without good reason on or prior to the three-year service period.
In connection with these awards, the Company recorded a prepaid compensation asset on the grant date based upon the amount paid. The prepaid compensation asset is amortized over the requisite service period beginning on the grant date and is charged to “compensation and benefits” expense in the condensed consolidated statements of operations.
Amortization expense for the six months ended June 30, 2024 was approximately $32,000. The remaining prepaid compensation asset was approximately $61,000 as of June 30, 2024.
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
The following table summarizes the components of net periodic benefit cost (credit) related to the Company’s pension plans for the three month and six month periods ended June 30, 2024 and 2023:

	Pension Plans
	Three Months Ended June 30,
	2024	2023
Components of Net Periodic Benefit Cost (Credit):
Service cost	$245	$84
Interest cost	5,237	5,272
Expected return on plan assets	(6,565)	(6,032)
Amortization of:
Prior service cost	131	27
Net actuarial loss (gain)	1,809	1,534
Settlement loss	–	783
Net periodic benefit cost (credit)	$857	$1,668

	Pension Plans
	Six Months Ended June 30,
	2024	2023
Components of Net Periodic Benefit Cost (Credit):
Service cost	$328	$182
Interest cost	10,429	10,424
Expected return on plan assets	(13,076)	(11,848)
Amortization of:
Prior service cost	264	53
Net actuarial loss	3,533	3,044
Settlement loss	–	1,542
Net periodic benefit cost (credit)	$1,478	$3,397

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
15.    COST-SAVING INITIATIVES
The Company conducted firm-wide cost-saving initiatives over the course of 2023, which were completed during the first quarter of 2024.
Expenses and losses associated with the cost-saving initiatives for the six month period ended June 30, 2024, and for the three month and six month periods ended June 30, 2023 consisted of the following:

	Six Months Ended June 30, 2024
	Financial Advisory	Asset Management	Corporate	Total
Severance and other employee termination expenses (included in "compensation and benefits" expense)	$32,773	$11,545	$2,292	$46,610
Other	39	14	1,397	1,450
Total	$32,812	$11,559	$3,689	$48,060

	Three Months Ended June 30, 2023
	Financial Advisory	Asset Management	Corporate	Total
Severance and other employee termination expenses (included in "compensation and benefits" expense)	$78,006	$29,533	$25,809	$133,348
Technology asset impairments (included in "technology and information services")	88	7,297	–	7,385
Other	522	280	1,910	2,712
Total	$78,616	$37,110	$27,719	$143,445

	Six Months Ended June 30, 2023
	Financial Advisory	Asset Management	Corporate	Total
Severance and other employee termination expenses (included in "compensation and benefits" expense)	$86,783	$40,768	$26,537	$154,088
Technology asset impairments (included in "technology and information services")	88	7,297	–	7,385
Other	522	280	1,910	2,712
Total	$87,393	$48,345	$28,447	$164,185

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
Activity related to the obligations pursuant to the cost-saving initiatives during the six month period ended June 30, 2024 was as follows:

	Accrued Compensation and Benefits	Other	Total
Balance, January 1, 2024	$51,346	$952	$52,298
Total expenses	46,610	1,450	48,060
Less:
Noncash expenses (a)	9,428	2,331	11,759
Payments and settlements	75,609	53	75,662
Balance, June 30, 2024	$12,919	$18	$12,937
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
The Company recorded income tax provisions of $15,398 and $31,146 for the three month and six month periods ended June 30, 2024, respectively, and $163,767 and $96,779 for the three month and six month periods ended June 30, 2023, respectively, representing effective tax rates of 23.8%, 25.6%, (155.7)% and (53.9)%, respectively. The difference between the U.S. federal statutory rate of 21.0% and the effective tax rates reflected above principally relates to (i) Lazard Group primarily operating as a limited liability company in the U.S., (ii) taxes payable to foreign jurisdictions, (iii) the tax impact of differences in the value of share based incentive compensation, changes in judgment relating to uncertain tax positions and other discrete items, (iv) change in the valuation allowance affecting the provision for income taxes and (v) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate.
17.    RELATED PARTIES
Receivable from and Payable to Lazard, Inc. Subsidiaries
In the second quarter of 2024, a subsidiary of Lazard, Inc. contributed an interest-bearing intercompany loan, including interest thereon, of $1,606 due from a Lazard Group subsidiary to Lazard Group. Such amount was reflected in members’ equity as of June 30, 2024 and was a noncash transaction.
Sponsored Funds
The Company serves as an investment advisor for certain affiliated investment companies and fund entities and receives management fees and, for the alternative investment funds, performance-based incentive fees for providing such services. Asset management fees relating to such services were $133,630 and $267,850 for the three month and six month periods ended June 30, 2024, respectively, and $135,847 and $269,370 for the three month and six month periods ended June 30, 2023, respectively, and are included in “asset management fees” on the condensed consolidated statements of operations. Of such amounts, $51,345 and $67,598 remained as receivables at June 30, 2024 and December 31, 2023, respectively, and are included in “fees receivable” on the condensed consolidated statements of financial condition.

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
Other
See Note 12 for information regarding related party transactions pertaining to shares repurchased from certain of our executive officers.
18.    REGULATORY AUTHORITIES
LFNY is a U.S. registered broker-dealer and is subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. Under the basic method permitted by this rule, the minimum required net capital, as defined, is a specified fixed percentage (6 2/3%) of total aggregate indebtedness recorded in LFNY’s Financial and Operational Combined Uniform Single (“FOCUS”) report filed with the Financial Industry Regulatory Authority (“FINRA”), or $5, whichever is greater. In addition, the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15:1. At June 30, 2024, LFNY’s regulatory net capital was $86,388, which exceeded the minimum requirement by $80,804. LFNY’s aggregate indebtedness to net capital ratio was 0.97:1 as of June 30, 2024.
Certain U.K. subsidiaries of the Company, including LCL, Lazard Fund Managers Limited and Lazard Asset Management Limited (collectively, the “U.K. Subsidiaries”) are regulated by the Financial Conduct Authority. At June 30, 2024, the aggregate regulatory net capital of the U.K. Subsidiaries was $171,625, which exceeded the minimum requirement by $98,640.
CFLF, under which asset management and commercial banking activities are carried out in France, is subject to regulation by the Autorité de Contrôle Prudentiel et de Résolution (“ACPR”) for its banking activities conducted through its subsidiary, LFB. LFB, as a registered bank, is engaged primarily in commercial and private banking services for clients and funds managed by LFG (asset management) and other clients, and asset-liability management. The investment services activities exercised through LFB and other subsidiaries of CFLF, primarily LFG, also are subject to regulation and supervision by the Autorité des Marchés Financiers. At March 31, 2024, the consolidated regulatory net capital of CFLF was $153,263, which exceeded the minimum requirement set for regulatory capital levels by $54,335. In addition, pursuant to the consolidated supervision rules in the European Union, LFB, in particular, as a French credit institution, is required to be supervised by a regulatory body, either in the U.S. or in the European Union. LFB and certain other non-Financial Advisory subsidiaries of the Company in the European Union (referred to herein, on a combined basis, as the “combined European regulated group”) is subject to consolidated supervision based on an agreement with the ACPR and under such rules is required to comply with minimum requirements for regulatory net capital. At March 31, 2024, the regulatory net capital of the combined European regulated group was $176,085, which exceeded the minimum requirement set for regulatory capital levels by $68,858. Additionally, the combined European regulated group, together with our Financial Advisory entities in the European Union, is required to perform an annual risk assessment and provide certain other information on a periodic basis.
Certain other U.S. and non-U.S. subsidiaries are subject to various capital adequacy requirements promulgated by various regulatory and exchange authorities in the countries in which they operate. At June 30, 2024, for those subsidiaries with regulatory capital requirements, their aggregate net capital was $107,788, which exceeded the minimum required capital by $84,389.
At June 30, 2024, each of these subsidiaries individually was in compliance with its regulatory capital requirements.
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

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
The Company’s segment information for the three month and six month periods ended June 30, 2024 and 2023 is prepared using the following methodology:
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
Management evaluates segment results based on net revenue and operating income (loss) and believes that the following information provides a reasonable representation of each segment’s contribution with respect to net revenue, operating income (loss) and total assets:

		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Financial Advisory	Net Revenue	$411,307	$352,480	$865,401	$629,157
	Operating Expenses	370,901	436,239	798,616	762,658
	Operating Income (Loss)	$40,406	$(83,759)	$66,785	$(133,501)
Asset Management	Net Revenue	$285,487	$288,313	$580,963	$572,357
	Operating Expenses	235,405	269,219	497,085	517,270
	Operating Income	$50,082	$19,094	$83,878	$55,087
Corporate	Net Revenue (Loss)	$(11,499)	$2,618	$4,868	$(16,231)
	Operating Expenses	14,193	43,110	34,040	84,923
	Operating Loss	$(25,692)	$(40,492)	$(29,172)	$(101,154)
Total	Net Revenue	$685,295	$643,411	$1,451,232	$1,185,283
	Operating Expenses	620,499	748,568	1,329,741	1,364,851
	Operating Income (Loss)	$64,796	$(105,157)	$121,491	$(179,568)

	As Of
	June 30, 2024	December 31, 2023
Total Assets
Financial Advisory	$1,134,172	$1,131,657
Asset Management	1,126,422	1,232,364
Corporate	1,870,769	1,866,304
Total	$4,131,363	$4,230,325

LAZARD GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(UNAUDITED)
(dollars in thousands, unless otherwise noted)
20.    CONSOLIDATED VIEs
LFI Consolidated Funds
The Company’s consolidated VIEs as of June 30, 2024 and December 31, 2023 include certain funds (“LFI Consolidated Funds”) that were established for the benefit of employees participating in the Company’s existing LFI deferred compensation arrangement. Lazard invests in these funds and is the investment manager and is therefore deemed to have both the power to direct the most significant activities of the funds and the right to receive benefits (or the obligation to absorb losses) that could potentially be significant to these funds. The assets of LFI Consolidated Funds, except as it relates to $73,053 and $113,174 of LFI held by Lazard Group as of June 30, 2024 and December 31, 2023, respectively, can only be used to settle the obligations of LFI Consolidated Funds. The Company’s consolidated VIE assets and liabilities for LFI Consolidated Funds as reflected in the condensed consolidated statements of financial condition consist of the following at June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$377	$4,627
Customers and other receivables	3,689	23,277
Investments	149,670	196,112
Other assets	724	683
Total assets	$154,460	$224,699

LIABILITIES
Deposits and other customer payables	$109	$23,498
Other liabilities	367	353
Total liabilities	$476	$23,851
Lazard Growth Acquisition Corp. I
In addition, the Company’s consolidated VIEs for the six month period ended June 30, 2023 included Lazard Growth Acquisition Corp. I (“LGAC”), a former special purpose acquisition company. The Company held a controlling financial interest in LGAC through a subsidiary’s ownership of Class B founder shares of LGAC. As a result, both LGAC and the sponsor were consolidated in the Company’s financial statements.
“Redeemable noncontrolling interests” of $583,471 associated with the publicly held LGAC Class A ordinary shares were recorded on the Company’s consolidated statements of financial condition as of December 31, 2022 at redemption value and classified as temporary equity.
On February 23, 2023, LGAC redeemed all of its outstanding publicly held Class A ordinary shares as a result of LGAC not consummating a business combination within the time period required by its amended and restated memorandum and articles of association resulting in the distribution of $585,891 of the cash held in the trust account to the LGAC shareholders. The Company recognized $17,929 of losses on the liquidation of LGAC in “revenue-other” on the condensed consolidated statement of operations for the six month period ended June 30, 2023. In addition, $20,125 of non-cash deferred underwriting fees was no longer probable of being incurred and therefore was reversed from other liabilities to members’ equity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with Lazard Group’s condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”). All references to “2024,” “2023,” “second quarter,” “first half” or “the period” refer to, as the context requires, the three month and six month periods ended June 30, 2024 and 2023.
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
•adverse general economic conditions or adverse conditions in global or regional financial markets;
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
We operate in cyclical businesses across multiple geographies, industries and asset classes. In recent years, we have deepened our sector expertise and enhanced our specialized insights in geopolitical advisory, private equity and capital solutions in our financial advisory business and we have invested in our global investment and distribution platform in our asset management business to further drive performance. Companies, government bodies and investors seek independent advice with a geographic perspective, deep understanding of capital structure, informed research and knowledge of global, regional and local economic conditions. We believe that our business model as an independent advisor will continue to create opportunities for us to attract new clients and key personnel.

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
Our consolidated net revenue was derived from the following segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Financial Advisory	60%	55%	60%	53%
Asset Management	42	45	40	48
Corporate	(2)	–	–	(1)
Total	100%	100%	100%	100%
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
The global macroeconomic environment is improving though a high degree of geopolitical uncertainty remains. During the first half of the year, headwinds for activity in our Financial Advisory business have tapered and deal financing has become more readily available. At the same time, the fundamental drivers of deal activity have continued including innovations driven by technology and generative AI, the energy transition, the biotech revolution, and shifts in supply chains globally. For the first half of the year, the “higher for longer” rate environment led to reduced allocations into most active equity strategies by reinforcing the appeal of money market investments and fixed income products.
Our outlook with respect to our Financial Advisory and Asset Management businesses is described below.
•Financial Advisory—M&A announcements for deals greater than $500 million are up year-over-year with 2023 being at their lowest levels in a decade. We remained actively engaged with our clients. The global scale and breadth of our Financial Advisory business, with particular strength in both the U.S. and Europe, enables us to advise on a wide range of strategic and restructuring transactions across a variety of industries. Throughout 2024, we continue to see increased M&A activity occurring alongside greater restructuring activity as rates remain high and debt maturities approach. In addition, we continue to invest in our Financial

Advisory business by selectively hiring talented senior professionals in an effort to enhance our capabilities and sector expertise in M&A, capital structure, restructuring, and public and private capital markets.
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
Financial Advisory
The following table sets forth global M&A and restructuring industry statistics for completed and announced M&A transactions and completed restructuring transactions.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Incr / (Decr)	2024	2023	% Incr / (Decr)
	($ in billions)
Completed M&A Transactions:
All deals:
Value	$710	$601	18%	$1,345	$1,339	–%
Number	7,058	9,596	(26)%	16,207	20,132	(19)%
Deals Greater than $500 million:
Value	$572	$431	33%	$1,041	$970	7%
Number	233	207	13%	469	463	1%
Announced M&A Transactions:
All deals:
Value	$785	$742	6%	$1,646	$1,369	20%
Number	8,227	10,008	(18)%	17,814	20,477	(13)%
Deals Greater than $500 million:
Value	$598	$554	8%	$1,280	$996	29%
Number	306	264	16%	562	488	15%
Completed Restructuring Transactions:
All deals:
Value	$177	$101	75%	$281	$163	72%
Number	63	88	(28)%	167	175	(5)%
____________________________________

Source: Dealogic as of July 3, 2024.

Another measure of global restructuring activity is the number of corporate defaults, which decreased during the first half of 2024 as compared to the first half of 2023. The number of defaulting issuers was 72 in the first half of 2024 according to Moody’s Investors Service, Inc., as compared to 86 in the first half of 2023.
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
Asset Management
The percentage change in major equity market indices at June 30, 2024, as compared to such indices at March 31, 2024, December 31, 2023 and at June 30, 2023, is shown in the table below:

	Percentage Changes June 30, 2024 vs.
	March 31, 2024	December 31, 2023	June 30, 2023
MSCI World Index	3%	12%	20%
Euro Stoxx	(2)%	11%	15%
MSCI Emerging Market	5%	7%	13%
S&P 500	4%	15%	25%
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
Corporate segment total assets represented 45% of Lazard’s consolidated total assets as of June 30, 2024, which are attributable to cash and cash equivalents, investments in debt and equity securities, interests in alternative investment, debt, equity and private equity funds.
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
To the extent inflation continues to result in a higher interest rate environment or has other effects upon the securities markets or general macroeconomic conditions, it may adversely affect our financial position and results of operations by impacting overall levels of M&A activity, reducing our AUM or net revenue, increasing non-compensation expense, or otherwise.
Cost-Saving Initiatives
The Company conducted firm-wide cost-saving initiatives over the course of 2023, which were completed during the first quarter of 2024. See Note 15 of Notes to Condensed Consolidated Financial Statements.
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
Net Income Attributable to Noncontrolling Interests
Noncontrolling interests primarily consist of (i) amounts related to Edgewater’s management vehicles that the Company is deemed to control but not own, (ii) consolidated VIE interests held by employees and (iii) Lazard Growth Acquisition Corp. I (“LGAC”) interests. See Notes 12 and 20 of Notes to Condensed Consolidated Financial Statements for information regarding the Company’s noncontrolling interests and consolidated VIEs.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in thousands)
Net Revenue	$685,295	$643,411	$1,451,232	$1,185,283
Operating Expenses:
Compensation and benefits	452,548	569,151	1,003,363	1,016,754
Non-compensation	167,951	179,417	326,378	348,097
Total operating expenses	620,499	748,568	1,329,741	1,364,851
Operating Income (Loss)	64,796	(105,157)	121,491	(179,568)
Provision for income taxes	15,398	163,767	31,146	96,779
Net Income (Loss)	49,398	(268,924)	90,345	(276,347)
Less - Net Income Attributable to Noncontrolling Interests	2,144	3,636	6,613	10,609
Net Income (Loss) Attributable to Lazard Group	$47,254	$(272,560)	$83,732	$(286,956)
Operating Income (Loss), as a % of net revenue	9.5%	(16.3)%	8.4%	(15.1)%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in thousands)
Adjusted Net Revenue:
Net revenue	$685,295	$643,411	$1,451,232	$1,185,283
Adjustments:
Revenue related to noncontrolling interests (a)	(4,920)	(6,237)	(12,023)	(17,060)
(Gains) losses related to Lazard Fund Interests ("LFI") and other similar arrangements (b)	1,201	(9,675)	(8,172)	(26,128)
Distribution fees, reimbursable deal costs, provision for credit losses and other (c)	(19,588)	(26,336)	(42,537)	(53,019)
Interest expense (d)	22,368	18,760	42,411	37,555
Asset impairment charges	–	–	–	19,129
Adjusted net revenue (e)	$684,356	$619,923	$1,430,911	$1,145,760
____________________________________

(a)Revenue or loss related to the consolidation of noncontrolling interests is excluded from adjusted net revenue because the Company has no economic interest in such amount.
(b)Represents changes in the fair value of investments held in connection with LFI and other similar deferred compensation arrangements, for which a corresponding equal amount is excluded from compensation and benefits expense.
(c)Represents certain distribution, introducer and management fees paid to third parties, reimbursable deal costs and provision for credit losses relating to fees and other receivables that are deemed uncollectible for which an equal amount is excluded for purposes of determining adjusted non-compensation expense.
(d)Interest expense (excluding interest expense incurred by LFB) is added back in determining adjusted net revenue because such expense relates to corporate financing activities and is not considered to be a cost directly related to the revenue of our business.
(e)Adjusted net revenue is a non-GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in thousands)
Adjusted Compensation and Benefits Expense:
Total compensation and benefits expense	$452,548	$569,151	$1,003,363	$1,016,754
Adjustments:
Compensation and benefits expense related to noncontrolling interests (a)	(1,897)	(1,851)	(4,005)	(4,861)
(Charges) credits pertaining to LFI and other similar arrangements (b)	1,201	(9,675)	(8,172)	(26,128)
Expenses associated with cost-saving initiatives	–	(133,348)	(46,610)	(154,088)
Expenses associated with senior management transition (c)	–	–	–	(10,674)
Adjusted compensation and benefits expense (d)	$451,852	$424,277	$944,576	$821,003
Adjusted compensation and benefits expense, as a % of adjusted net revenue	66.0%	68.4%	66.0%	71.7%
____________________________________

(a)Expenses related to the consolidation of noncontrolling interests are excluded because Lazard has no economic interest in such amounts.
(b)Represents changes in the fair value of the compensation liability recorded in connection with LFI and other similar deferred incentive compensation awards, for which a corresponding equal amount is excluded from adjusted net revenue.
(c)Represents expenses associated with senior management transition reflecting the departure of certain executive officers.
(d)Adjusted compensation and benefits expense is a non-GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in thousands)
Adjusted Non-Compensation Expense:
Total non-compensation expense	$167,951	$179,417	$326,378	$348,097
Adjustments:
Non-compensation expense related to noncontrolling interests (a)	(881)	(749)	(1,407)	(1,590)
Distribution fees, reimbursable deal costs, provision for credit losses and other (b)	(19,588)	(26,336)	(42,537)	(53,019)
Amortization and other acquisition-related costs	(68)	(95)	(136)	(143)
Expenses associated with cost-saving initiatives	–	(10,097)	(1,450)	(10,097)
Adjusted non-compensation expense (c)	$147,414	$142,140	$280,848	$283,248
Adjusted non-compensation expense, as a % of adjusted net revenue	21.5%	22.9%	19.6%	24.7%
____________________________________

(a)Expenses related to the consolidation of noncontrolling interests are excluded because the Company has no economic interest in such amounts.
(b)Represents certain distribution, introducer and management fees paid to third parties, reimbursable deal costs and provision for credit losses relating to fees and other receivables that are deemed uncollectible for which an equal amount is included for purposes of determining adjusted net revenue.
(c)Adjusted non-compensation expense is a non-GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in thousands)
Adjusted Operating Income:
Operating income (loss)	$64,796	$(105,157)	$121,491	$(179,568)
Deduct:
Operating income related to noncontrolling interests	(2,142)	(3,637)	(6,611)	(10,609)
Interest expense	22,368	18,760	42,411	37,555
Amortization and other acquisition-related costs	68	95	136	143
Asset impairment charges	–	–	–	19,129
Expenses associated with cost-saving initiatives	–	143,445	48,060	164,185
Expenses associated with senior management transition	–	–	–	10,674
Adjusted operating income (a)	$85,090	$53,506	$205,487	$41,509
Adjusted operating income, as a % of adjusted net revenue	12.4%	8.6%	14.4%	3.6%
____________________________________

(a)Adjusted operating income is a non-GAAP measure.

Headcount information is set forth below:

	As of
	June 30, 2024	December 31, 2023	June 30, 2023
Headcount:
Managing Directors:
Financial Advisory	201	210	226
Asset Management	119	114	123
Corporate	21	26	23
Total Managing Directors	341	350	372
Other Business Segment Professionals and Support Staff:
Financial Advisory	1,311	1,392	1,391
Asset Management	1,080	1,107	1,093
Corporate	432	440	461
Total	3,164	3,289	3,317

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
Three Months Ended June 30, 2024 versus June 30, 2023
The Company reported net income attributable to Lazard Group of $47 million, as compared to net loss attributable to Lazard Group of $273 million in the 2023 period.
Net revenue increased $42 million, or 7%, with adjusted net revenue increasing $64 million, or 10%, as compared to the 2023 period. Fee revenue from investment banking and other advisory activities increased $59 million, or 17%, as compared to the 2023 period. Asset management fees, including incentive fees, decreased $4 million, or 1%, as compared to the 2023 period. In the aggregate, interest income, other revenue and interest expense decreased $13 million as compared to the 2023 period, the majority of which is recorded in the Corporate segment.
Compensation and benefits expense decreased $117 million, or 20%, as compared to the 2023 period which included $133 million associated with the cost-saving initiatives.
Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $452 million, an increase of $28 million, or 6%, as compared to $424 million in the 2023 period. The ratio of adjusted compensation and benefits expense to adjusted net revenue was 66.0% for the 2024 period, as compared to 68.4% for the 2023 period.
Non-compensation expense decreased $11 million, or 6%, as compared to the 2023 period which included $10 million associated with the cost-saving initiatives. Adjusted non-compensation expense increased $5 million, or 4%, as compared to the 2023 period primarily reflecting higher professional services and technology expenses. The ratio of adjusted non-compensation expense to adjusted net revenue was 21.5% for the 2024 period, as compared to 22.9% for the 2023 period.
The Company reported operating income of $65 million, as compared to an operating loss of $105 million in the 2023 period.
Adjusted operating income increased $32 million, or 59%, as compared to the 2023 period, and, as a percentage of adjusted net revenue, was 12.4% for the 2024 period, as compared to 8.6% in the 2023 period.

The provision for income taxes reflects an effective tax rate of 23.8%, as compared to (155.7)% for the 2023 period. The change in the effective tax rate principally relates to changes in the geographic mix of earnings inclusive of losses without tax benefits in 2023 and the impact of discrete items primarily relating to a favorable court decision in a longstanding tax matter during the second quarter of 2024.
Net income attributable to noncontrolling interests decreased $1 million, or 41% as compared to the 2023 period.
Six Months Ended June 30, 2024 versus June 30, 2023

The Company reported net income attributable to Lazard Group of $84 million, as compared to net loss attributable to Lazard Group of $287 million in the 2023 period.
Net revenue increased $266 million, or 22%, with adjusted net revenue increasing $285 million, or 25%, as compared to the 2023 period. Fee revenue from investment banking and other advisory activities increased $235 million, or 38%, as compared to the 2023 period. Asset management fees, including incentive fees, increased $12 million, or 2%, as compared to the 2023 period. In the aggregate, interest income, other revenue and interest expense increased $19 million, as compared to the 2023 period, the majority of which is recorded in the Corporate segment.
Compensation and benefits expense, which included $47 million associated with the cost-saving initiatives in the 2024 period, decreased $13 million, or 1%, as compared to the 2023 period which included $154 million associated with the cost-saving initiatives.
Adjusted compensation and benefits expense (which excludes certain items and which we believe allows for improved comparability between periods, as described above) was $945 million, an increase of $124 million, or 15%, as compared to $821 million in the 2023 period. The ratio of adjusted compensation and benefits expense to adjusted net revenue was 66.0% for the 2024 period, as compared to 71.7% for the 2023 period.
Non-compensation expense decreased $22 million, or 6%, as compared to the 2023 period which included $10 million associated with the cost-saving initiatives. Adjusted non-compensation expense decreased $2 million, or 1%, as compared to the 2023 period. The ratio of adjusted non-compensation expense to adjusted net revenue was 19.6% for the 2024 period, as compared to 24.7% for the 2023 period.
The Company reported operating income of $121 million, as compared to an operating loss of $180 million in the 2023 period.
Adjusted operating income increased $164 million as compared to the 2023 period, and, as a percentage of adjusted net revenue, was 14.4% for the 2024 period, as compared to 3.6% in the 2023 period.
The provision for income taxes reflects an effective tax rate of 25.6%, as compared to (53.9)% for the 2023 period. The change in the effective tax rate principally relates to changes in the geographic mix of earnings inclusive of losses without tax benefits in 2023 and the impact of discrete items primarily relating to a favorable court decision in a longstanding tax matter during the second quarter of 2024.
Net income attributable to noncontrolling interests decreased $4 million, or 38% as compared to the 2023 period.
Business Segments
The following is a discussion of net revenue and operating income (loss) for the Company’s segments: Financial Advisory, Asset Management and Corporate. See Note 19 of Notes to Condensed Consolidated Financial Statements for further information regarding segments.

Financial Advisory
The following table summarizes the reported operating results attributable to the Financial Advisory segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in thousands)
Net Revenue	$411,307	$352,480	$865,401	$629,157
Operating Expenses (a)	370,901	436,239	798,616	762,658
Operating Income (Loss)	$40,406	$(83,759)	$66,785	$(133,501)
Operating Income (Loss), as a % of net revenue	9.8%	(23.8)%	7.7%	(21.2)%
_______________________________________

(a)See Note 15 of Notes to Condensed Consolidated Financial Statements for information regarding cost-saving initiatives.
Certain Lazard fee and transaction statistics for the Financial Advisory segment are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lazard Statistics:
Number of clients with fees greater than $1 million:
Financial Advisory	79	73	161	140
Percentage of total Financial Advisory net revenue from top 10 clients	42%	41%	33%	28%
Number of M&A transactions completed with values greater than $500 million (a)	10	13	28	22
________________________________________

(a)Source: Dealogic as of July 3, 2024.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Americas	60%	59%	61%	54%
EMEA	40	40	39	45
Asia Pacific	–	1	–	1
Total	100%	100%	100%	100%
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
Three Months Ended June 30, 2024 versus June 30, 2023
Financial Advisory net revenue increased $59 million, or 17%, as compared to the 2023 period, reflecting an increase in the industry-wide value of completed M&A transactions.
Operating expenses decreased $65 million, or 15%, as compared to the 2023 period which included $79 million associated with the cost-saving initiatives.
Financial Advisory operating income was $40 million as compared to an operating loss of $84 million in the 2023 period and, as a percentage of net revenue, was 9.8%, as compared to (23.8)% in the 2023 period.
Six Months Ended June 30, 2024 versus June 30, 2023

Financial Advisory net revenue increased $236 million, or 38%, as compared to the 2023 period. The increase in Financial Advisory net revenue was primarily driven by increased number of completed M&A transactions with values greater than $500 million as compared to the 2023 period, reflecting an increase in industry-wide completed M&A transactions.
Operating expenses increased $36 million, or 5%, as compared to the 2023 period primarily due to increased compensation and benefits expense associated with increased adjusted net revenue. In addition, operating expenses in the 2024 and 2023 periods include $33 million and $87 million, respectively, associated with the cost-saving initiatives.
Financial Advisory operating income was $67 million as compared to an operating loss of $134 million in the 2023 period and, as a percentage of net revenue, was 7.7%, as compared to (21.2)% in the 2023 period.
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

The following table shows the composition of AUM for the Asset Management segment (see Item 1, “Business—Principal Business Lines—Asset Management—Investment Strategies”):

	As of
	June 30, 2024	December 31, 2023
	($ in millions)
AUM by Asset Class:
Equity:
Emerging Markets	$27,044	$25,288
Global	54,026	53,528
Local	52,738	52,208
Multi-Regional	56,618	59,114
Total Equity	190,426	190,138
Fixed Income:
Emerging Markets	9,250	9,525
Global	11,167	10,762
Local	5,729	6,080
Multi-Regional	19,965	21,740
Total Fixed Income	46,111	48,107
Alternative Investments	2,897	3,330
Private Wealth Alternative Investments	3,033	2,799
Private Equity	1,501	1,623
Cash Management	702	654
Total AUM	$244,670	$246,651
Total AUM at June 30, 2024 was $245 billion, a decrease of $2 billion, or 1%, as compared to total AUM of $247 billion at December 31, 2023 due to net outflows and foreign exchange depreciation partially offset by market appreciation. Average AUM for the three month period ended June 30, 2024 increased 4% as compared to the three month period ended June 30, 2023 and increased 6% as compared to the six month period ended June 30, 2023.
As of June 30, 2024, approximately 84% of our AUM was managed on behalf of institutional and intermediary clients, including corporations, labor unions, public pension funds, insurance companies and banks, and through sub-advisory relationships, mutual fund sponsors, broker-dealers and registered advisors, compared to 85% as of December 31, 2023. As of June 30, 2024, approximately 16% of our AUM was managed on behalf of individual client relationships, compared to approximately 15% as of December 31, 2023.
As of June 30, 2024, AUM with foreign currency exposure represented approximately 60% of our total AUM as compared to 64% at December 31, 2023. AUM with foreign currency exposure generally declines in value with the strengthening of the U.S. Dollar and increases in value as the U.S. Dollar weakens, with all other factors held constant.
The following is a summary of changes in AUM by asset class for the three month and six month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$195,253	$6,549	$(12,670)	$(6,121)	$2,580	$(1,286)	$190,426
Fixed Income	47,220	2,094	(2,400)	(306)	(409)	(394)	46,111
Other	7,959	320	(492)	(172)	361	(15)	8,133
Total	$250,432	$8,963	$(15,562)	$(6,599)	$2,532	$(1,695)	$244,670
Net flows were primarily driven by outflows across the Global, Local and Multi-Regional platforms within the Equity asset class.

	Six Months Ended June 30, 2024
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$190,138	$10,576	$(23,155)	$(12,579)	$16,762	$(3,895)	$190,426
Fixed Income	48,107	3,876	(3,971)	(95)	(608)	(1,293)	46,111
Other	8,406	595	(1,150)	(555)	349	(67)	8,133
Total	$246,651	$15,047	$(28,276)	$(13,229)	$16,503	$(5,255)	$244,670
Net flows were primarily driven by outflows across all platforms within the Equity asset class.

	Three Months Ended June 30, 2023
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$178,628	$5,814	$(7,128)	$(1,314)	$8,097	$(686)	$184,725
Fixed Income	45,461	1,758	(2,127)	(369)	708	51	45,851
Other	8,051	1,173	(487)	686	32	(5)	8,764
Total	$232,140	$8,745	$(9,742)	$(997)	$8,837	$(640)	$239,340

	Six Months Ended June 30, 2023
	AUM Beginning Balance	Inflows	Outflows	Net Flows	Market Value Appreciation/ (Depreciation)	Foreign Exchange Appreciation/ (Depreciation)	AUM Ending Balance
	($ in millions)
Equity	$167,395	$12,841	$(14,417)	$(1,576)	$18,847	$59	$184,725
Fixed Income	43,386	5,110	(4,749)	361	1,429	675	45,851
Other	5,344	4,454	(1,237)	3,217	181	22	8,764
Total	$216,125	$22,405	$(20,403)	$2,002	$20,457	$756	$239,340
Inflows include approximately $3.9 billion related to a wealth management acquisition.
Average AUM for the three month and six month periods ended June 30, 2024 and 2023 for each significant asset class is set forth below. Average AUM generally represents the average of the monthly ending AUM balances for the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in millions)
Average AUM by Asset Class:
Equity	$190,610	$181,066	$191,114	$178,218
Fixed Income	46,576	45,881	46,941	45,533
Alternative Investments	3,203	4,074	3,076	4,035
Private Wealth Alternative Investments	2,789	2,657	2,856	1,772
Private Equity	1,492	963	1,509	933
Cash Management	632	711	630	619
Total Average AUM	$245,302	$235,352	$246,126	$231,110
The following table summarizes the reported operating results attributable to the Asset Management segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in thousands)
Net Revenue	$285,487	$288,313	$580,963	$572,357
Operating Expenses (a)	235,405	269,219	497,085	517,270
Operating Income	$50,082	$19,094	$83,878	$55,087
Operating Income, as a % of net revenue	17.5%	6.6%	14.4%	9.6%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Americas	42%	43%	42%	42%
EMEA	46	45	46	45
Asia Pacific	12	12	12	13
Total	100%	100%	100%	100%
Asset Management Results of Operations
Asset Management’s quarterly revenue and profits in any particular quarter or period may not be indicative of future results and may fluctuate based on the performance of the equity and other capital markets. Lazard management believes that annual results are the most meaningful basis for comparison among present, historical and future periods.
Three Months Ended June 30, 2024 versus June 30, 2023
Asset Management net revenue decreased $3 million, or 1%, as compared to the 2023 period. Management fees and other revenue was $282 million for both the 2024 and the 2023 periods. Incentive fees were $4 million, a decrease of $2 million, as compared to $6 million in the 2023 period.
Operating expenses decreased $34 million, or 13%, as compared to the 2023 period which included $37 million associated with the cost-saving initiatives.

Asset Management operating income was $50 million, an increase of $31 million, or 162%, as compared to operating income of $19 million in the 2023 period and, as a percentage of net revenue, was 17.5%, as compared to 6.6% in the 2023 period.
Six Months Ended June 30, 2024 versus June 30, 2023
Asset Management net revenue increased $9 million, or 2%, as compared to the 2023 period. Management fees and other revenue was $568 million, an increase of $7 million, or 1%, as compared to $561 million in the 2023 period. Incentive fees were $13 million, an increase of $2 million as compared to $11 million in the 2023 period.
Operating expenses, which included $12 million associated with the cost-saving initiatives in the 2024 period, decreased $20 million, or 4%, as compared to the 2023 period which included $48 million associated with the cost-saving initiatives.
Asset Management operating income was $84 million, an increase of $29 million, or 52%, as compared to operating income of $55 million in the 2023 period and, as a percentage of net revenue, was 14.4%, as compared to 9.6% in the 2023 period.
Corporate
The following table summarizes the reported operating results attributable to the Corporate segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in thousands)
Interest income	$7,401	$3,234	$14,126	$10,206
Interest expense	(22,408)	(18,749)	(42,444)	(37,530)
Net Interest Expense	(15,007)	(15,515)	(28,318)	(27,324)
Other Revenue	3,508	18,133	33,186	11,093
Net Revenue (Loss)	(11,499)	2,618	4,868	(16,231)
Operating Expenses (a)	14,193	43,110	34,040	84,923
Operating Loss	$(25,692)	$(40,492)	$(29,172)	$(101,154)
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
Three Months Ended June 30, 2024 versus June 30, 2023
Net interest expense decreased $1 million, or 3%, as compared to the 2023 period.
Other revenue decreased $15 million as compared to the 2023 period primarily due to losses in the 2024 period as compared to gains in the 2023 period attributable to investments held in connection with LFI.
Operating expenses decreased $29 million, or 67%, as compared to the 2023 period which included $28 million associated with the cost-saving initiatives. Results also reflect a decrease in charges pertaining to LFI in the 2024 period as compared to the 2023 period.
Six Months Ended June 30, 2024 versus June 30, 2023
Net interest expense increased $1 million, or 4%, as compared to the 2023 period.

Other revenue increased $22 million as compared to the 2023 period. The 2023 period included losses from the impairment of equity method investments and the liquidation of LGAC which did not recur. Additionally, there were lower gains in the 2024 period as compared to the 2023 period attributable to investments held in connection with LFI.
Operating expenses decreased $51 million, or 60%, as compared to the 2023 period reflecting $28 million associated with the cost-saving initiatives in the 2023 period and a decrease in charges pertaining to LFI in the 2024 period.
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
Summary of Cash Flows:

	Six Months Ended June 30,
	2024	2023
	($ in millions)
Cash Provided By (Used In):
Operating activities:
Net income (loss)	$90	$(276)
Adjustments to reconcile net income to net cash provided by operating activities (a)	299	345
Other operating activities (b)	(301)	(277)
Net cash provided by (used in) operating activities	88	(208)
Investing activities	(110)	(22)
Financing activities (c)	(97)	(1,200)
Effect of exchange rate changes	(23)	17
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(142)	(1,413)
Cash and Cash Equivalents and Restricted Cash (d):
Beginning of Period	1,220	2,585
End of Period	$1,078	$1,172
________________________________________
(a)Consists primarily of amortization of deferred expenses and share-based incentive compensation, noncash lease expenses, depreciation and amortization of property and deferred tax provision (benefit).
(b)Includes net changes in operating assets and liabilities.
(c)Consists primarily of purchases of shares of common stock, tax withholdings related to the settlement of vested RSUs and vested PRSUs, changes in customer deposits, distributions to members and noncontrolling interest holders, activity related to borrowings (including in 2024, the issuance of the 2031 Notes and the partial redemption of the 2025 Notes), distributions to redeemable noncontrolling interests associated with LGAC's redemption of all its outstanding Class A ordinary shares in 2023.
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
On July 22, 2024, the Company completed the sale of an owned office building for gross proceeds of approximately $193 million, subject to payment of taxes and other expenses. The resulting net proceeds will be used for general corporate purposes.

Liquidity is significantly impacted by cash payments for incentive compensation, a significant portion of which are made during the first three months of the year. As a consequence, cash on hand generally declines in the beginning of the year and gradually builds over the remainder of the year. We also make payments during the year on behalf of certain managing directors for their estimated taxes, which serve to reduce their respective incentive compensation payments. Additionally, we made payments in the first half of 2024 relating to severance and other employee termination costs associated with the cost-saving initiatives. (See Note 15 of Notes to Condensed Consolidated Financial Statements). Also see “Senior Debt” below for senior debt refinancing in the first quarter of 2024.

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
We regularly monitor our liquidity position, including cash levels, lease obligations, investments, credit lines, principal investment commitments, interest and principal payments on debt, capital expenditures, distributions to members, purchases of shares of common stock, compensation and matters relating to liquidity and to compliance with regulatory net capital requirements. At June 30, 2024, Lazard had approximately $841 million of cash and cash equivalents, including approximately $434 million held at Lazard’s operations outside the U.S. Lazard provides for income taxes on substantially all of its foreign earnings. We expect that no material amount of additional taxes would be recognized upon receipt of dividends or distributions of such earnings from our foreign operations.
As of June 30, 2024, the Company’s remaining lease obligations were $41 million for 2024 (July 1 through December 31), $140 million from 2025 through 2026, $138 million from 2027 through 2028 and $325 million from 2029 through 2039.
As of June 30, 2024, Lazard had approximately $209 million in unused lines of credit available to it, including a $200 million, five-year, senior revolving credit facility under the Second Amended and Restated Credit Agreement.
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
The Second Amended and Restated Credit Agreement includes financial covenants that require that Lazard Group not permit (i) its Consolidated Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be greater than 3.25 to 1.00, provided that the Consolidated Leverage Ratio may be greater than 3.25 to 1.00 for four (consecutive or nonconsecutive) quarters so long as it is not greater than 3.50 to 1.00 on the last day of any such quarter, or (ii) its Consolidated Interest Coverage Ratio (as defined in the Second Amended and Restated Credit Agreement) for the 12-month period ending on the last day of any fiscal quarter to be less than 3.00 to 1.00. No amounts were outstanding under the Second Amended and Restated Credit Agreement as of June 30, 2024.

In addition, the Second Amended and Restated Credit Agreement contains certain other covenants (none of which relate to financial condition), events of default and other customary provisions. At June 30, 2024, the Company was in compliance with all financial and nonfinancial provisions.
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
Senior Debt
The table below sets forth our corporate indebtedness as of June 30, 2024 and December 31, 2023. The agreements with respect to this indebtedness are discussed in more detail in our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Form 10-K.

		Outstanding as of
		June 30, 2024			December 31, 2023
Senior Debt	Annual Interest Rate	Principal	Unamortized Debt Costs	Carrying Value	Principal	Unamortized Debt Costs	Carrying Value
		($ in millions)
Lazard Group 2025 Senior Notes	3.75%	$164.3	$0.1	$164.2	$400.0	$0.5	$399.5
Lazard Group 2027 Senior Notes	3.625%	300.0	1.1	298.9	300.0	1.3	298.7
Lazard Group 2028 Senior Notes	4.50%	500.0	3.6	496.4	500.0	4.0	496.0
Lazard Group 2029 Senior Notes	4.375%	500.0	3.6	496.4	500.0	4.0	496.0
Lazard Group 2031 Senior Notes	6.00%	400.0	3.8	396.2	–	–	–
		$1,864.3	$12.2	$1,852.1	$1,700.0	$9.8	$1,690.2
In the first quarter of 2024, the Company issued $400 million of 6.0% senior notes due March 2031 to refinance the upcoming maturity of our 2025 Notes. We used part of the net proceeds to purchase in a tender offer $236 million of the 2025 Notes ($164 million remains outstanding). We invested the net proceeds in U.S. Treasury securities which are included in cash and cash equivalents and investments on the condensed consolidated statements of financial condition as of June 30, 2024.
The indenture and supplemental indentures relating to Lazard Group’s senior notes contain certain covenants (none of which relate to financial condition), events of default and other customary provisions. At June 30, 2024, the Company was in compliance with all of these provisions. We may, to the extent required and subject to restrictions contained in our financing arrangements, use other financing sources, which may cause us to be subject to additional restrictions or covenants.
See Note 10 of Notes to Condensed Consolidated Financial Statements for additional information regarding senior debt.

Members’ Equity
At June 30, 2024, total members’ equity was $183 million, as compared to $182 million at December 31, 2023, including $135 million and $136 million attributable to Lazard Group on the respective dates. The net activity in members’ equity during the six month period ended June 30, 2024 is reflected in the table below (in millions of dollars):

Members’ Equity - January 1, 2024	$182
Increase (decrease) due to:
Net income (a)	87
Other comprehensive loss	(16)
Amortization of share-based incentive compensation	160
Purchase of common stock	(41)
Settlement of share-based incentive compensation (b)	(62)
Distributions to members and noncontrolling interests	(124)
Other - net	(3)
Members’ Equity - June 30, 2024	$183
________________________________________

(a)Excludes net income associated with redeemable noncontrolling interests of $3 million in 2024.
(b)The tax withholding portion of share-based compensation is settled in cash, not shares.
See the Consolidated Financial Statements—Consolidated Statements of Changes in Members’ Equity and Redeemable Noncontrolling Interests for further detail.
The Board of Directors of Lazard has issued a series of authorizations to repurchase common stock, which help offset the dilutive effect of our share-based incentive compensation plans. The Company aims to repurchase shares to offset dilution from the shares it expects to issue pursuant to such compensation plans in respect of year-end incentive compensation over time. The rate at which the Company purchases shares in connection with this annual objective may vary from period to period due to a variety of factors. Purchases with respect to such program are set forth in the table below:

Six Months Ended June 30:	Number of Shares Purchased	Average Price Per Share
2023	2,697,627	$36.73
2024	1,055,913	$38.66
As of June 30, 2024, a total of $159 million of share repurchase authorization remaining available under Lazard, Inc.’s share repurchase program will expire on December 31, 2024.
In addition, on July 24, 2024, the Board of Directors authorized the repurchase of up to $200 million of additional shares of common stock, which authorization will expire on December 31, 2026, bringing the total share repurchase authorization as of July 24, 2024 to approximately $360 million.
During the six month period ended June 30, 2024, Lazard, Inc. had in place trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which it effected stock repurchases in the open market.
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
Allowance for Credit Losses
We maintain an allowance for credit losses to provide coverage for estimated losses from our receivables. We determine the adequacy of the allowance under the current expected credit losses (“CECL”) guidance by (i) applying a charge-off rate based on historical credit loss experience; (ii) estimating the probability of loss based on our analysis of the client’s creditworthiness resulting in specific reserves against exposures where we determine the receivables are uncollectible, which may include situations where a fee is in dispute or litigation has commenced; and (iii) performing qualitative assessments to monitor economic risks that may require additional adjustments.
The allowance for credit losses involves judgment including the incorporation of historical loss experience and assessment of risk characteristics of our clients. The charge-off rate based on historical credit loss experience was an average annual rate estimated using the most recent two years of charge-off data. When assessing risk characteristics of individual clients, we considered the macroeconomic environment in the local market, our collection experience and recent communication with the client, as well as any potential future engagement with the client.
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
We record tax positions taken or expected to be taken in a tax return based upon our estimates regarding the amount that is more likely than not to be realized or paid, including in connection with the resolution of any related appeals or other legal processes. Accordingly, we recognize liabilities for certain unrecognized tax benefits based on the amounts that are more likely than not to be settled with the relevant taxing authority. Such liabilities are evaluated periodically as new information becomes available and any changes in the amounts of such liabilities are recorded as adjustments to “income tax expense”. Liabilities for unrecognized tax benefits involve significant judgment and the ultimate resolution of such matters may be materially different from our estimates.
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
Seed investments held in entities in which the Company maintained a controlling financial interest were $107 million in eleven entities as of June 30, 2024, as compared to $114 million in eleven entities as of December 31, 2023. LFI investments held in entities in which the Company maintained a controlling financial interest were $96 million in nine entities as of June 30, 2024, as compared to $144 million in nine entities as of December 31, 2023.
As of June 30, 2024 and December 31, 2023, the Company did not consolidate any seed investment entities or LFI investment entities, with the exception of the consolidation of certain LFI funds (see Note 20 of Notes to Condensed Consolidated Financial Statements). As such, seed investments and substantially all of LFI investments included in “investments” on the condensed consolidated statements of financial condition represented the Company’s economic interest in the seed and LFI investments.
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

Data relating to investments is set forth below:

	June 30, 2024	December 31, 2023
	($ in thousands)
Seed investments by asset class:
Debt	$904	$4,285
Equity (a)	110,929	112,807
Fixed income	16,220	15,860
Alternative investments	33,703	33,073
Private equity	18,911	19,361
Total seed investments	180,667	185,386
Other investments owned:
Private equity	11,076	10,963
U.S. Treasury securities	98,350	–
Fixed income and other	2,254	2,119
Total other investments owned	111,680	13,082
Subtotal	292,347	198,468
Private equity consolidated, not owned	18,212	16,494
LFI	376,948	487,002
Total investments	$687,507	$701,964
_______________________

(a)At June 30, 2024 and December 31, 2023, seed investments in directly owned equity securities were invested as follows:

	June 30, 2024	December 31, 2023
Percentage invested in:
Financials	15%	14%
Consumer	32	32
Industrial	14	15
Technology	22	20
Other	17	19
Total	100%	100%
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

Equity Market Price Risk—At June 30, 2024 and December 31, 2023, the Company’s exposure to equity market price risk in its investment portfolio, which primarily relates to investments in equity securities, equity funds and hedge funds, was approximately $149 million and $150 million, respectively. The Company hedges market exposure arising from a significant portion of our equity investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 10% adverse change in market prices would result in a net decrease of approximately $0.7 million as of June 30, 2024 and a net increase of approximately $0.2 million as of December 31, 2023, in the carrying value of such investments, including the effect of the hedging transactions.
Interest Rate and Credit Spread Risk—At June 30, 2024 and December 31, 2023, the Company’s exposure to interest rate and credit spread risk in its investment portfolio related to investments in debt securities or funds which invest primarily in debt securities was $118 million and $18 million, respectively. The Company hedges market exposure arising from a portion of our debt investment portfolios by entering into total return swaps. The Company estimates that a hypothetical 100 basis point adverse change in interest rates or credit spreads would result in a net decrease of approximately $0.3 million as of June 30, 2024 and would not result in a net change in the carrying value of such investments as of December 31, 2023 including the effect of the hedging transactions.
Foreign Exchange Rate Risk—At June 30, 2024 and December 31, 2023, the Company’s exposure to foreign exchange rate risk in its investment portfolio, which primarily relates to investments in foreign currency denominated equity and debt securities and, at December 31, 2023, private equity investments, was $63 million and $69 million, respectively. A significant portion of the Company’s foreign currency exposure related to our equity and debt investment portfolios is hedged through the aforementioned total return swaps. The Company estimates that a 10% adverse change in foreign exchange rates versus the U.S. Dollar would result in a net decrease of approximately $2.0 million in the carrying value of such investments as of both June 30, 2024 and December 31, 2023, including the effect of the hedging transactions.
Private Equity—The Company invests in private equity primarily as a part of its co-investment activities and in connection with certain legacy businesses. At both June 30, 2024 and December 31, 2023, the Company’s exposure to changes in fair value of such investments was approximately $30 million. The Company estimates that a hypothetical 10% adverse change in fair value would result in a decrease of approximately $3.0 million in the carrying value of such investments as of both June 30, 2024 and December 31, 2023.
For additional information regarding risks associated with our investments, see Item 1A, “Risk Factors—Other Business Risks—Our results of operations may be affected by fluctuations in the fair value of positions held in our investment portfolios” in our Form 10-K.
Risks Related to Receivables
We maintain an allowance for credit losses to provide coverage for expected losses from our receivables. At June 30, 2024, total receivables amounted to $810 million, net of an allowance for credit losses of $30 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard, Inc. subsidiaries and customers and other receivables comprised 69%, 10% and 21% of total receivables, respectively. At December 31, 2023, total receivables amounted to $845 million, net of an allowance for credit losses of $29 million. As of that date, Financial Advisory and Asset Management fees, receivables from Lazard, Inc. subsidiaries and customers and other receivables comprised 66%, 10% and 24% of total receivables, respectively. See also “Critical Accounting Policies and Estimates—Revenue Recognition” above and Note 4 of Notes to Condensed Consolidated Financial Statements for additional information regarding receivables.
LFG and LFB offer wealth management and banking services to high net worth individuals and families. At June 30, 2024 and December 31, 2023, customers and other receivables included $92 million and $86 million, respectively, of such LFB loans which are fully collateralized and monitored for counterparty creditworthiness, with such collateral having a fair value in excess of the carrying amount of the loans. Therefore, there was no allowance for credit losses required at those dates related to such receivables.
Credit Concentrations
The Company monitors its exposures to individual counterparties and diversifies where appropriate to reduce the exposure to concentrations of credit.

Risks Related to Derivatives
Lazard enters into forward foreign currency exchange contracts and interest rate swaps to hedge exposures to currency exchange rates and interest rates and uses total return swap contracts on various equity and debt indices to hedge a portion of its market exposure with respect to certain investments that seed strategies in our Asset Management business. Derivative contracts are recorded at fair value. In entering into derivative agreements, the Company is subject to counterparty risk. Net derivative assets amounted to $5 million and $3 million at June 30, 2024 and December 31, 2023, respectively, and net derivative liabilities, excluding the derivative liability arising from the Company’s obligation pertaining to LFI and other similar deferred compensation arrangements amounted to $4 million and $3 million at June 30, 2024 and December 31, 2023, respectively.
The Company also records derivative liabilities relating to its obligations pertaining to LFI awards and other similar deferred compensation arrangements, the fair value of which is based on the value of the underlying investments, adjusted for estimated forfeitures. Changes in the fair value of the derivative liabilities are equally offset by the changes in the fair value of investments which are expected to be delivered upon settlement of LFI awards. Derivative liabilities relating to LFI amounted to $270 million and $365 million at June 30, 2024 and December 31, 2023, respectively.
Risks Related to Cash and Cash Equivalents and Corporate Indebtedness
A significant portion of the Company’s indebtedness has fixed interest rates, while its cash and cash equivalents generally have market interest rates. Based on account balances as of June 30, 2024, Lazard estimates that its annual operating income relating to cash and cash equivalents would increase by approximately $8 million in the event interest rates were to increase by 1% and decrease by approximately $8 million if rates were to decrease by 1%.
As of June 30, 2024, the Company’s cash and cash equivalents totaled approximately $841 million. Substantially all of the Company’s cash and cash equivalents were invested in (i) highly liquid institutional money market funds (a significant majority of which were invested solely in U.S. Government or agency money market funds), (ii) in short-term interest bearing and non-interest bearing accounts at a number of leading banks throughout the world, (iii) in short-term certificates of deposit from such banks and (iv) short-term U.S. Treasury securities. Cash and cash equivalents are continuously monitored. On a regular basis, management reviews its investment profile as well as the credit profile of its list of depositor banks in order to adjust any deposit or investment thresholds as necessary.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
Not applicable.
Item 5.     Other Information
During the three months ended June 30, 2024, no directors or executive officers of the Company entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of Lazard securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K of the Exchange Act).

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

10.6*
Third Amendment to the Lazard, Inc. 2018 Incentive Compensation Plan (incorporated by reference to Annex B to Lazard, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 001-32492) filed on March 21, 2024).

10.7*
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

10.15*
Resignation Letter Agreement, dated as of March 31, 2022, by and between Lazard, Inc. and Ashish Bhutani (incorporated by reference to Exhibit 10.4 to Lazard, Inc.’s Current Report on Form 8-K (File No. 001-32492) filed on April 6, 2022).

10.16*
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

10.18*
Resignation Letter Agreement, dated as of March 31, 2022, by and between Lazard, Inc. and Alexander F. Stern (incorporated by reference to Exhibit 10.5 to Lazard, Inc.’s Current Report on Form 8-K (File No. 001-32492) filed on April 6, 2022).

10.19*
Letter Agreement, dated as of January 1, 2023, by and between Lazard Frères & Co. LLC and Alexander F. Stern (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on May 2, 2023).

10.20*
Letter Agreement, dated as of July 23, 2022, by and between the Registrant and Mary Ann Betsch (incorporated by reference to Exhibit 10.1 to Lazard, Inc.’s Current Report on Form 8-K (File No. 001-32492) filed on July 28, 2022).

10.21*
Agreement relating to Retention and Noncompetition and Other Covenants, dated as of August 23, 2023, by and between the Registrant and Mary Ann Betsch (incorporated by reference to Exhibit 10.2 to Lazard, Inc.'s Current Report on Form 8-K (File No. 001-32492) filed on August 25, 2023).

10.22*
Letter Agreement, dated as of June 29, 2023, by and between Lazard Frères & Co. LLC and Michael Gathy (incorporated by reference to Exhibit 10.20 to the Registrant's Quarterly Report (File No. 333-126751) on Form 10-Q filed on October 27, 2023).

10.23*
Amended and Restated Agreement relating to Retention and Noncompetition and Other Covenants, dated as of March 7, 2024, by and among Lazard, Inc., Lazard & Co., Services Limited and Alexandra Soto (incorporated by reference to Exhibit 10.22 to the Registrant's Quarterly Report (File No. 333-126751) on Form 10-Q filed on April 26, 2024).

10.24*
Form of Award Letter for Annual Grant of Deferred Stock Units to Non-Executive Directors (incorporated by reference to Exhibit 99.1 to Lazard, Inc.’s Current Report on Form 8-K (File No. 001-32492) filed on September 8, 2005).

10.25*	Directors’ Fee Deferral Unit Plan (incorporated by reference to Exhibit 10.39 to Lazard, Inc.’s Quarterly Report on Form 10-Q (File No.001-32492) filed on May 11, 2006).

10.26
Second Amended and Restated Credit Agreement, dated as of June 6, 2023, among the Registrant, the Banks from time to time parties thereto, and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.21 to the Registrant’s Quarterly Report (File No. 333-126751) on Form 10-Q filed on July 31, 2023).

10.27*
Form of Agreement for Performance-Based Profits Interest Participation Right Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q (File No. 333-126751) filed on April 30, 2019).

10.28*
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

10.31*
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

10.33*
Form of Agreement evidencing grant of Stock Performance Profits Interest Participation Rights Units under the 2018 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Lazard, Inc.’s Current Report on Form 8-K (File No. 001-32492) filed on August 25, 2023.

31.1	Rule 13a-14(a) Certification of Peter R. Orszag.

31.2	Rule 13a-14(a) Certification of Mary Ann Betsch.

32.1**	Section 1350 Certification for Peter R. Orszag.

32.2**	Section 1350 Certification for Mary Ann Betsch.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________________
*Management contract or compensatory plan or arrangement.
**Furnished herewith. These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: July 26, 2024

LAZARD GROUP LLC

By:	/s/ Mary Ann Betsch
Name:	Mary Ann Betsch
Title:	Chief Financial Officer

By:	/s/ Michael Gathy
Name:	Michael Gathy
Title:	Chief Accounting Officer